Form 10-Q
period 1994-04-30
DOLLAR GENERAL CORP
filed 1994-06-14
CIK 29534

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period April 30, 1994

Commission file number 0-4769

                     DOLLAR GENERAL CORPORATION

       (Exact name of registrant as specified in its charter)

     KENTUCKY                           61-0502302
     (State or other jurisdiction of    (I.R.S. employer
      incorporation or organization)     identification no.)

                     104 Woodmont Blvd.
                        Suite 500
                Nashville, Tennessee 37205
    (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (615) 783-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No____.

The number of shares of common stock outstanding at May 16, 1994 was 53,014,870.

XXXBEGIN PAGE 2 HEREXXX

           Dollar General Corporation

                  Form 10-Q

       For the Quarter Ended April 30, 1994

                    Index

Part I.   Financial Information                        Page No.

     Item 1.   Financial Statements (unaudited):

               Consolidated Statements of
               Income for the three months ended
               April 30, 1994 and 1993                      3

               Consolidated Balance Sheets as of
               April 30, 1994, January 31, 1994 and
               April 30, 1993                               4

               Consolidated Statements of Cash Flows for
               the three months ended April 30, 1994
               and April 30, 1993                           5

               Notes to Consolidated Financial
               Statements                                   6-7

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                   8-10

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K             11

Signatures                                                  12

XXXBEGIN PAGE 3 HEREXXX

PART I - FINANCIAL INFORMATION
ITEM 1.   Financial Statements

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended April 30, 1994 and 1993
(amounts in thousands except per share amounts)
(unaudited)

                                             April 30,      April 30,
                                             1994           1993
Net Sales                                   $287,086       $221,799

Cost of goods sold                           207,106        159,310
                                            ________       ________
   Gross profit                               79,980         62,489

Selling, general and
   administrative expense                     64,304         52,354
                                            ________       ________
   Operating profit                           15,676         10,135

Interest expense                                 392            506
                                            ________       ________
   Income before taxes
   on income                                  15,284          9,629

Provision for taxes on income                  5,770          3,707
                                            ________       ________
   Net income                                  9,514          5,922
                                            ________       ________
Net income per share                        $    .17       $    .11
                                            ________       ________
Weighted average number of
   shares outstanding                         54,755         53,570
                                            ________       ________
Cash dividends per share
   As declared                              $    .05       $    .05
                                            ________       ________
   Adjusted to give appropriate retro-
   active effect to the five-for-four
   stock splits distributed on April 15,
   1994 and September 17, 1993              $    .05       $    .03
                                            ________       ________

The accompanying notes are an integral part of this statement.

XXXBEGIN PAGE 4 HEREXXX

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of April 30, 1994, January 31, 1994 and April 30, 1993
(amounts in thousands)

ASSETS                                      April 30,      January 31,     April 30,
                                            1994           1994            1993
                                            (unaudited)                    (unaudited)
Current Assets:
   Cash and cash equivalents                $ 30,282       $ 35,365        $ 17,427

   Merchandise inventories                   304,242        260,042         276,938

   Deferred income taxes                       9,893          9,664           8,335

   Other current assets                        8,465          8,397           7,000

   Income Taxes                                  679          1,563               0
                                            ________       ________        ________
     Total current assets                    353,561        315,031         309,700
                                            ________       ________        ________
Property & equipment, at cost                132,492        124,827          98,350

   Less: Accumulated depreciation             50,935         47,322          39,814
                                            ________       ________        ________
                                              81,557         77,505          58,536
Other Assets                                   4,684          4,701           5,770
                                            ________       ________        ________
                                            $439,802       $397,237        $374,006
                                            ________       ________        ________
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt        $  1,303       $  1,302        $  1,301

   Short-term borrowings                      27,000         18,000          25,000

   Accounts payable                          101,060         81,038         101,347

   Accrued expenses                           46,547         47,906          36,799

   Income taxes                                    0              0           6,249
                                            ________       ________        ________
       Total current liabilities             175,910        148,246         170,696

Long-term debt                                 4,801          5,711           6,104

Deferred income taxes                          2,563          2,563           2,606

Shareholders' equity:
   Common stock                               27,248         27,248          17,820
   Additional paid-in capital                 73,861         65,857          57,684
   Retained earnings                         158,031        151,165         123,833
                                            ________       ________        ________
                                             259,140        244,270         199,337

   Less treasury stock                         2,612          3,553           4,737
                                            ________       ________        ________
                                             256,528        240,717         194,600
                                            ________       ________        ________
                                            $439,802       $397,237        $374,006
                                            ________       ________        ________

The accompanying notes are an integral part of this statement.

XXXBEGIN PAGE 5 HEREXXX

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended April 30, 1994 and 1993
(amounts in thousands)
(unaudited)

                                                   April 30,       April 30,
                                                   1994            1993
Cash flows from operating activities:
   Net income                                      $   9,514       $  5,922
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                     3,684          2,496
     Deferred income taxes                          (    229)       (   700)
   Change in operating assets and liabilities:
     Merchandise inventories                        ( 44,200)       (60,095)
     Accounts payable, trade                          20,022         37,322
     Accrued expenses                               (  1,359)       (   871)
     Income taxes                                        884          2,234
     Other                                               138        ( 1,930)
                                                   _________       ________
     Net cash provided (used) by
      operating activities                          ( 11,546)       (15,622)
                                                   _________       ________

Cash flows used in investing activities:
   Purchase of property & equipment                 (  7,922)       ( 5,002)
                                                   _________       ________

Cash flows provided by financing activities:
   Issuance of short-term borrowings                  17,000         30,000
   Repayments of short-term borrowings              (  8,000)       (15,000)
   Repayments of long-term debt                     (    909)       (   908)
   Payments of cash dividend                        (  2,648)       ( 1,664)
   Proceeds from exercise of stock options             4,780            550
   Tax benefits from exercise of stock options         4,162            590
   Other                                                   0        (   563)
                                                   _________       ________
     Net cash provided by financing activities        14,385         13,005
                                                   _________       ________
Net increase (decrease) in cash and equivalents    (   5,083)      (  7,619)
Cash and cash equivalents at beginning of year        35,365         25,046
                                                   _________       ________
Cash and cash equivalents at end of period         $  30,282       $ 17,427
                                                   _________       ________

The accompanying notes are an integral part of this statement.

XXXBEGIN PAGE 6 HEREXXX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

   The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of the Form 10-Q may wish to refer to the Company's Form 10-K for the year ended January 31, 1994 for additional information.

   The accompanying financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. All subsidiaries are included. In management's opinion, all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the results of operations for the three month periods ended April 30, 1994 and 1993, respectively have been made.

   Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the year.

2. Net Income Per Common Share

   Net income per common share is based upon the actual weighted average number of common shares outstanding during each period plus the assumed exercise of dilutive stock options as follows:

                                             Three Months
                                             Ended April 30
                                             Shares (000's)
                                            1994        1993
Actual weighted average number
  of shares outstanding during
  the period                               52,612       50,747

Equivalent number of shares
  representing the dilutive effect
  of stock options using the
  "treasury stock method"                   2,143        2,823
                                           ______       ______
Weighted Average Shares                    54,755       53,570
                                           ______       ______

XXXBEGIN PAGE 7 HEREXXX

3. Changes in shareholder's equity for the three months ended April 30, 1994 and 1993 were as follows (dollars in thousands except per share amounts):

                                                            Additional      Retained      Treasury
                                            Common Stock   Paid-In Capital  Earnings       Stock
                                                                                          <C
Balances, January 31, 1993                    $17,820        $57,246        $119,580      $4,881

   Net Income                                                               $  5,922

   Cash dividend, $.05 per
     share, as declared                                                      ( 1,669)

   Reissuance of treasury stock
     under stock incentive plans                             (   152)                     (  144)

   Tax benefit from
     exercise of options                                         590
                                              _______        _______        ________      ______

Balances, April 30, 1993                      $17,820        $57,684        $123,833      $4,737
                                              _______        _______        ________      ______

Balances, January 31, 1994                    $27,248        $65,857        $151,165      $3,553

   Net Income                                                                  9,514

   Cash dividend, $.05 per
     share, as declared                                                      ( 2,648)

   Reissuance of treasury stock
     under stock incentive plans                               3,842                      (  941)

   Tax benefit from
     exercise of options                                       4,162
                                              _______        _______        ________      ______
Balances, April 30, 1994                      $27,248        $73,861        $158,031      $2,612
                                              _______        _______        ________      ______

XXXBEGIN PAGE 8 HEREXXX

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The nature of the Company's business is highly seasonal. Historically, sales in the fourth quarter have been substantially higher than sales achieved in each of the first three quarters of the fiscal year. Thus, expenses, and to a greater extent operating income, vary greatly by quarter. Caution, therefore, is advised when evaluating results of a period shorter than a full year or when comparing any period other than to the same period of the previous year.

   NET SALES. Net sales for the first three months of fiscal 1995 increased $65.3 million, or 29.4%, to $287.1 million from $221.8 million for the comparable period of fiscal 1994. The increase resulted from 199 net additional stores being open during the first nine months of fiscal 1995 as compared to the same prior year period and an increased of 15.8% in same store sales. The Company regards same stores as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same store sales increase is a continued reflection of the success of its everyday low price strategy and merchandise selection and generally improved economic conditions.

   GROSS PROFIT. Gross profit for the first three months of fiscal 1995 was $80.0 million, or 27.9% of net sales, compared to $62.4 million, or 28.2% of net sales, for the comparable period in the prior fiscal year. The decline resulted from greater merchandise markdowns and lower purchase discounts, which were partially offset by a smaller LIFO charge. The estimate of shrink was virtually unchanged from the prior year and the LIFO charge was 0.15% of net sales compared to 0.64% a year ago. Cost of goods sold is determined in the first, second and third quarters utilizing estimates of inventory shrinkage, inflation and markdowns. Adjustments of these estimates based upon actual results are included in cost of goods sold in the fourth quarter.

XXXBEGIN PAGE 9 HEREXXX

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the current quarter equaled $64.3 million, or 22.4% of sales versus $52.4 million or 23.6% of sales in the same period last year. This decrease was principally due to the 15.8% increase in same store sales exceeding the 14.9% increase in same store expenses. Advertising expense was also lower due to a change in advertising mix from utilizing print and broadcast media last fiscal year to employing almost solely printed advertising this fiscal year.

   INTEREST EXPENSE. Interest expense decreased 22.5% to $392 thousand for the first three months of fiscal 1995 from $506 thousand for the comparable prior year period. The decrease resulted from lower interest rates, which more than offset higher average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flows from operating activities. Cash flows used in operating activities totaled $11.5 million during the first quarter of fiscal 1995 compared to $15.6 million in first quarter of fiscal 1994. This decrease in use of cash resulted from higher income and depreciation offset partially by increase in inventories of $44.2 million ($60.1 million in the prior year period). Trade payables increased by $20.0 million as compared to an increase of $37.3 million in first quarter 1994. This smaller relative increase in trade payables is due principally to a greater proportion of merchandise purchases being imported and financed by letters of credit rather than by trade credit.

   Cash flows from investing activities. Cash used for capital expenditures during the first quarter related to increase in stores in fiscal year 1995 was $7.9 million as compared to $5.0 million in the comparable period in 1994. The current year expenditures are primarily referable to opening, remodeling and relocating stores; providing new fixtures to stores; and costs associated with the construction of the new Ardmore, Oklahoma distribution center.

   Cash flows from financing activities. The Company's short-term borrowings during the first quarter of fiscal 1995 increased $9.0 million to $27.0 million compared to an increase of $15.0 million to $25.0 million during the same period of the prior fiscal year. The increased short-term borrowings were due to the cash used in operating activities discussed above. The Company's long-term obligations during the first quarter of fiscal 1995 decreased $0.9 million to $4.8 million compared to a decrease of $0.9 million to $6.1 million during the first quarter of fiscal 1994.

XXXBEGIN PAGE 10 HEREXXX

   Because the Company emphasizes seasonal events, such as Christmas and back-to-school, its working capital requirements vary significantly during the year. Bank credit facilities equaled $100.0 million at April 30, 1994 ($65 million revolving credit/term loan facility plus $35.0 million seasonal line of credit). The Company had no seasonal line of credit borrowings as of April 30, 1994 or 1993. The Company believes it can continue to meet its seasonal working capital and capital expenditure requirements through cash flows provided by operating activities supplemented by the revolving credit term loan facility and credit lines currently in place.

   The Company's liquidity position is set forth in the following table (dollar amounts in thousands):

                                    April 30,      January 31,    April 30,
                                    1994           1994           1993
Current ratio                          2.0x           2.1x           1.8x
Total debt/equity                     12.9%          10.4%          16.7%
Long-term debt/equity                  1.9%           2.4%           3.1%
Working capital                     $177,651       $166,785       $139,004
Average daily use of debt:
  (fiscal year to date)
   Short-term                         28,876         34,102         19,562
   Long-term                           6,488          7,335          7,788
                                    ________       ________       ________
   Total                              35,364         41,437         27,750
                                    ________       ________       ________
Maximum outstanding
   short-term debt
   (fiscal year-to-date)            $ 35,000       $ 70,909       $ 40,000


XXXBEGIN PAGE 11 HEREXXX

                    PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

          (b) No reports on Form 8-K have been filed during the quarter ended April 30, 1994.

XXXBEGIN PAGE 12 HEREXXX


SIGNATURES

   Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOLLAR GENERAL CORPORATION
                              (Registrant)




Date: May 14, 1994            By:/S/ C. Kent Garner
                                 C.Kent Garner, Vice President,
                                 Treasurer and Chief Financial
                                 Officer