Form 10-Q
period 1994-07-31
DOLLAR GENERAL CORP
filed 1994-09-14
CIK 29534

UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C.  20549

                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period July 31, 1994

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

Registrant's telephone number, including area code:(615) 783-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the
past 90 days. Yes  X   No____.

The number of shares of common stock outstanding at August 26, 1994 was 53,129,372.

Dollar General Corporation

Form 10-Q

For the Quarter Ended July 31, 1994

Index

Part I.   Financial Information                        Page No.

     Item 1.   Financial Statements (unaudited):

               Consolidated Statements of
               Income for the three months and six
               months ended July 31, 1994 and 1993     3

               Consolidated Balance Sheets as of
               July 31, 1994, January 31, 1994 and
               July 31, 1993                           4

               Consolidated Statements of Cash Flows
               for the six months ended July 31, 1994
               and July 31, 1993                       5

               Notes to Consolidated Financial
               Statements                              6-7

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                              8-10

Part II.  Other Information

     Item 2.   Changes in Securities                   11

     Item 4.   Submission of Matters to a Vote of
               Security Holders                        11

     Item 6.   Exhibits and Reports on Form 8-K        11

Signatures                                             12

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months and six months ended July 31, 1994 and 1993
(amounts in thousands except per share amounts)
(unaudited)
                                  Three Months             Six Months
                                1994        1993         1994      1993
Net Sales                     $317,323    $255,564     $604,409  $477,363

Cost of goods sold             229,615     182,558     436,721    341,868

   Gross profit                 87,708      73,006     167,688    135,495

Selling, general and
   administrative expense       64,636      56,668     128,940    109,022

   Operating profit             23,072      16,338      38,748     26,473

Interest expense                   647         698       1,039      1,204
   Income before taxes
   on income                    22,425     15,640       37,709     25,269

Provision for taxes on income    8,465       6,021      14,235      9,728

     Net income                 13,960       9,619      23,474     15,541

Net income per common share   $    .25    $    .18    $    .43   $    .29

Weighted average number of
   common shares outstanding    55,071      53,472      54,914     53,716

Cash dividends per common
   share as declared          $    .05    $    .05    $    .10   $    .10

   Adjusted to give appropriate
   retroactive effect to the
   five-for-four stock splits
   distributed on April 15,
   1994 and September 17, 1993$    .05    $    .03    $    .10   $    .06

The accompanying notes are an integral part of this statement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of July 31, 1994, January 31, 1994 and July 31, 1993
(amounts in thousands)

 ASSETS                             July 31,       January 31,    July 31,
                                    1994           1994           1993
Current Assets:                     (unaudited)                   (unaudited)
   Cash and cash equivalents        $ 26,764       $ 35,365       $ 22,611

   Merchandise inventories           332,551        260,042        263,670

    Deferred income taxes             10,808          9,664          9,001

   Other current assets               10,757          8,397          9,849

   Income Taxes                        2,215          1,563              0

     Total current assets            383,095        315,031        305,131

Property & equipment, at cost        147,779        124,827        108,381

   Less: Accumulated depreciation     54,580         47,322         41,932

                                      93,199         77,505         66,449

Other Assets                           4,719          4,701          4,641

                                    $481,013       $397,237       $376,221

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term
   debt                             $  1,303       $  1,302       $  1,301

   Short-term borrowings              62,000         18,000         34,000

   Accounts payable                   91,515         81,038         83,256

   Accrued expenses                   49,418         47,906         40,215

   Income taxes                            0              0          2,404

       Total current liabilities     204,236        148,246        161,176

Long-term debt                         4,669          5,711          5,974

Deferred income taxes                  2,563          2,563          2,606

Shareholders' equity:
   Common stock                       27,248         27,248         21,963
   Additional paid-in capital         75,372         65,857         61,111
   Retained earnings                 169,308        151,165        127,650
                                     271,928        244,270        210,724

   Less treasury stock                 2,383          3,553          4,259
                                     269,545        240,717        206,465

                                    $481,013       $397,237       $376,221

The accompanying notes are an integral part of this statement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended July 31, 1994 and 1993
(amounts in thousands)
(unaudited)

                                                    July 31,       July 31,
                                                     1994            1993
Cash flows from operating activities:
   Net income                                       $  23,474       $ 15,541
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                      7,805          5,200
     Deferred income taxes                           (  1,144)       ( 1,366)
   Change in operating assets and liabilities:
     Merchandise inventories                         ( 72,509)       (46,827)
     Accounts payable                                  10,475         19,231
     Accrued expenses                                   1,512          2,545
     Income taxes                                    (    652)       ( 1,611)
     Other                                           (  2,023)       ( 2,856)

     Net cash used by
      operating activities                           ( 33,062)       (10,143)

Cash flows used in investing activities:
   Purchase of property & equipment                  ( 23,852)       (16,413)

Cash flows provided by financing activities:
   Issuance of short-term borrowings                   44,000         37,000
   Repayments of short-term borrowings                      0        (13,001)
   Repayments of long-term debt                      (  1,041)       ( 1,038)
   Payments of cash dividends                        (  5,331)       ( 3,328)
   Proceeds from exercise of stock options              5,899          2,328
   Tax benefits from exercise of stock options          4,786          2,718
   Other                                                    0        (   558)

     Net cash provided by financing activities         48,313         24,121

Net decrease in cash and equivalents                (   8,601)      (  2,435)
Cash and cash equivalents at beginning of year         35,365         25,056

Cash and cash equivalents at end of period          $  26,764       $ 22,611

The accompanying notes are an integral part of this statement.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

   The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of the quarterly report on Form 10-Q should refer to the Company's annual report on Form 10-K for the year ended January 31, 1994 for additional information.

   The accompanying financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. All subsidiaries are included. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results of operations for the three month and six month periods ended July 31, 1994 and 1993, respectively have been made.

   Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the year.

2. Net Income Per Common Share

   Net income per common share is based upon the actual weighted average number of common shares outstanding during each period plus the assumed exercise of dilutive stock options as follows:

                                            Three Months            Six Months
                                           Ended July 31           Ended July 31
                                                       Shares (000's)
                                           1994        1993        1994     1993
Actual weighted average number
  of common shares outstanding during
  the period                               53,063      50,726      52,838   52,342

Equivalent number of common shares
  representing the dilutive effect
  of stock options using the
  "treasury stock method"                   2,008       2,746       2,076    1,374

Weighted Average Number of
  Common Shares                            55,071      53,472      54,914   53,716

3. Changes in shareholder's equity for the six months ended July
   31, 1994 and 1993 were as follows (dollars in thousands except per share amounts):

                                                Additional        Retained      Treasury
                                 Common Stock   Paid-In Capital   Earnings      Stock
Balances, January 31, 1993       $17,820        $57,246           $119,580      $4,881

   Net Income                                                       15,541

   Cash dividend, $.10 per
     common share, as declared                                    ( 3,328)

   Five for four stock split       4,143                          ( 4,143)

   Reissuance of treasury stock
     under stock incentive plans                  1,147                        (  622)

   Tax benefit from
     exercise of options                          2,718
                                 ______          ______             ______       _____

Balances, July 31, 1993          $21,963        $61,111           $127,650       4,259



Balances, January 31, 1994       $27,248        $65,857           $151,165      $3,553

   Net Income                                                       23,474

   Cash dividend, $.10 per
     common share, as declared                                    (  5,331)

   Reissuance of treasury stock
     under stock incentive plans                  4,729                         (1,170)

   Tax benefit from
     exercise of options                          4,786
                                  ______          ______            _______     _____

Balances, July 31, 1994          $27,248        $75,372           $169,308      $2,383

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The nature of the Company's business is highly seasonal. Historically, sales in the fourth quarter have been substantially higher than sales achieved in each of the first three quarters of the fiscal year. Thus expenses, and to a greater extent operating income, vary greatly by quarter. Caution, therefore, is advised when evaluation results for a period shorter than a full year or when comparing any period to other than the same period of the previous year.

Six months ended July 31, 1994 and 1993.

      NET SALES. Net sales for the first six months of fiscal 1995 increased $127.0 million, or 26.6%, to $604.4 million from $477.4 million for the comparable period of fiscal 1994. The increase resulted from 212 net additional stores being open during the first six months of fiscal 1995 as compared to the same prior year period and an increase of 13.4% in same-store sales. The Company defines same-stores as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same-store sales increase was primarily due to higher in-stock levels in the stores, improved merchandising, and continued aggressive every day low pricing. The mix of merchandise sales for the period was 64.9% hardlines and 35.1% softlines, unchanged from the same period a year ago.

 GROSS PROFIT. Gross profit for the first six months of fiscal
1995 was $167.7 million, or 27.7% of net sales, compared to $135.5 million, or 28.4% of net sales, for the comparable period in the prior fiscal year. This decrease in gross profit percentage is the result of the effect of markdowns taken in prior periods and planned price reductions providing lower initial markup on current merchandise purchases. Interim cost of goods sold is determined using estimates of shrinkage, inflation and markdowns which are adjusted to reflect actual results at year end.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense as a percentage of net sales decreased to 21.3% for the first six months of fiscal 1995 from 22.8% for the comparable period if fiscal 1994 primarily because of higher sales volume and lower advertising, supply, and health benefit costs. Selling, general and administrative expense of $128.9 million for the first six months of fiscal 1995 represents an increase of 18.3% from $109.0 million for the comparable prior year period. This increase resulted from operating 212 net additional stores during the first six months of fiscal 1995 as compared to the same prior year period and an 11.6% increase in same-store expenses.

 INTEREST EXPENSE. Interest expense decreased 13.7% to $1.0 million for the first six months of fiscal 1995 from $1.2 million for the comparable prior year period. The decrease resulted primarily from lower interest rates partially offset by higher average borrowings.

Three months ended July 31, 1994 and 1993.

 NET SALES.  Net sales in the second quarter of fiscal 1995
increased $61.7 million or 24.2%, to $317.3 million from $255.6 million for the same period in fiscal 1994. The increase resulted from a same-store sales increase of 11.3% and the operation of 52 net additional stores.

 GROSS PROFIT. Gross profit as a percentage of sales was 27.6% in the second quarter of fiscal 1995 as compared to 28.6% for the comparable period in fiscal 1994. This decrease was due to the same factors affecting gross profit for the six month period.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense expressed as a percentage of sales decreased to 20.4% for the second quarter of fiscal 1995 from 22.2% for the same period in the previous year. This decrease was due to the same factors affecting selling, general, and administrative expenses for the six month period. Selling, general and administrative expense increased $7.9 million or 14.0% in the second quarter of fiscal 1995 as compared to fiscal 1994 due to 52 net new stores and same-store expenses increasing 8.5%.

 INTEREST EXPENSE. Interest expense for the second quarter of fiscal 1995 decreased 7.3%, to $0.6 million from $0.7 million, from the comparable period in fiscal 1994 due to lower interest rates which more than offset higher average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities. Cash flow used in operating activities totaled $33.0 million during the first six months of fiscal 1995 compared to $10.1 million in the same period last year. This increased use of cash is primarily due to inventories increasing by $72.5 million, $25.7 million more than in the same period last year, and a $10.5 million increase in trade payables, $8.8 million less than in the same period last year.
This smaller increase in trade payables is due partly to a greater proportion of merchandise purchases being imported and financed by letters of credit rather than by trade credit. Also the receipt of merchandise purchases occurred earlier this year to support anticipated Fall and Christmas sales and to avoid distribution capacity limitations while the Company's third distribution center is being constructed.

   Cash flows from investing activities. Cash used for capital expenditures during the first six months of fiscal 1995 was $23.9 million compared to $16.4 million during the same period of fiscal 1994. This increase is primarily due to the investment in stores including, new, relocated and remodeled stores of $13.2 million this year versus $9.5 million in the prior year and $4.5 million related to the construction of the Ardmore, OK distribution center.

    Cash flows from financing activities. The Company's net borrowings during the first six months of fiscal 1995 increased $44.0 million compared to an increase of $24.0 million during the same period in the prior fiscal year. This higher level of borrowings is referable to the increased merchandise imports that are financed by letters of credit, rather than trade credit. The increase in borrowings is also due to a shifting of purchases to earlier in the year to support anticipated Fall and Christmas sales and to avoid distribution capacity limitation while the Company's third distribution center is being constructed.

    Because the Company emphasizes seasonal events, such as Christmas and back-to-school, its working capital requirements vary significantly during the year. Bank credit facilities equaled $120 million at July 31, 1994 ($65 million revolving credit/term loan facility plus $55.0 million seasonal lines of credit). The Company had no seasonal line of credit borrowings as of July 31, 1994 or 1993. Seasonal working capital and capital expenditure requirements will continue to be met through cash flow provided by operating activities supplemented by the revolving credit/term loan facility and seasonal credit lines.

       The Company's liquidity position is set forth in the following table (dollar amounts in thousands):

                                   July 31,       January 31,    July 31,
                                   1994           1994           1993
Current ratio                          1.9x           2.1x           1.9x
Total debt/equity                     25.2%          10.4%          20.0%
Long-term debt/equity                  1.7%           2.4%           2.9%
Working capital (000)               $178,859       $166,785       $143,955
Average daily use of debt:
  (fiscal year to date)
   Short-term (000)                   38,315         34,102         28,867
   Long-term  (000)                    6,250          7,335          7,550
   Total      (000)                   44,565         41,437         36,417

Maximum outstanding
   short-term debt
   (fiscal year-to-date)            $ 62,000       $ 70,909       $ 47,000

PART II - OTHER INFORMATION

Item 1.    Not applicable.

Item 2. Changes in Securities - Subsequent to end of the fiscal quarter ended July 31, 1994

    On August 22, 1994, Dollar General Corporation issued of 1,715,742 shares of a newly authorized series of convertible junior preferred stock, as approved by the Board of Directors. The shares of Series A Convertible Junior Preferred Stock ("Preferred Stock") were issued in exchange for the 8,578,710 shares of Dollar General Common Stock, $.50 par value per shares, owned by C.T.S., Inc.
a personal holding company of the Turner family (founders of Dollar General).

    The transaction was effected through an Exchange Agreement dated August 22, 1994, by the Company, Dolgencorp, Inc., a wholly-owned subsidiary, C.T.S., Inc. and the C.T.S., Inc. shareholders. In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company, after payment of all amounts due creditors, if any, the holders of the Preferred Stock shall be entitled, before any distribution is made upon any shares of the Company's common stock, to receive a preferential payment from the assets of the Company of cash or property (to the extent funds are legally available therefor) equal to $.50 per share.

    The terms of the transaction have been previously reported to the Securities and Exchange Commission pursuant to current Report on Form 8-K dated August 23, 1994.

Item 3.    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders of the Corporation held
June 6, 1994, the Stockholders voted upon two proposals. The results of the Stockholders' vote on each of the proposals are as follows:

Proposal No. 1. Election of Directors. The following nominees were elected to serve as Directors of the Corporation until the next Annual Shareholder's Meeting:

Nominee                        Votes For                Votes Withheld
James L. Clayton               36,537,122               34,569
James D. Cockman               36,538,344               33,347
Reginald D. Dickson            36,531,235               40,456
John B. Holland                36,536,799               34,892
Wallace N. Rasmussen           36,536,082               35,609
Cal Turner                     36,533,991               37,700
Cal Turner, Jr.                36,533,562               38,129
David M. Wilds                 36,537,831               33,860
William S. Wire, II            36,538,538               33,153

Proposal No. 2.  Ratification of Coopers & Lybrand as the
       Corporation's Independent Public Accounts.

                                                        Broker
Vote For        Votes Against       Abstentions         No-votes
36,459,880        12,966              98,845              ---

Item 5.    Not applicable.

Item 6.  Exhibits and reports on Form 8-K

          (b) No reports on Form 8-K have been filed during the quarter ended July 31, 1994.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOLLAR GENERAL CORPORATION
                              (Registrant)




Date: September 14, 1994          By:________________________________
                                  C. Kent Garner, Vice President,
                                  Treasurer and Chief Financial
                                  Officer






(2ndqtr95.pub)