Form 10-Q
period 1994-10-31
DOLLAR GENERAL CORP
filed 1994-12-14
CIK 29534

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period October 31, 1994

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

The number of shares of common stock outstanding at October 31, 1994 was 53,264,271.

Dollar General Corporation

Form 10-Q

For the Quarter Ended October 31, 1994

Index

Part I.   Financial Information                                  Page No.

     Item 1.   Financial Statements (unaudited):

               Consolidated Statements of
                    Income for the three months and nine
                    months ended October 31, 1994 and 1993            3

                    Consolidated Balance Sheets as of
                    October 31, 1994, January 31, 1994 and
                    October 31, 1993                                  4

                    Consolidated Statements of Cash Flows for
                    the six months ended October 31, 1994
                    and October 31, 1993                              5

                    Notes to Consolidated Financial
                    Statements                                        6-7

     Item 2.        Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                        8-10


Part II.  Other Information


     Item 6.        Exhibits and Reports on Form 8-K                  11

Signatures                                                            11

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
For the three months and nine months ended October 31, 1994 and 1993
(in thousands except per share amounts)


                                  Three Months              Nine Months
                                1994        1993         1994      1993
Net Sales                     $359,430    $272,567     $963,839  $749,930

Cost of goods sold             253,851     192,862     690,572    534,730

   Gross profit                105,579      79,705     273,267    215,200

Selling, general and
   administrative expense       76,620      61,951     205,560    170,973

   Operating profit             28,959      17,754      67,707     44,227

Interest expense                 1,177         532       2,216      1,736
   Income before taxes
   on income                    27,782      17,222      67,491     42,491

Provision for taxes on income   10,488       6,248      24,723     15,976

     Net income                 17,294      10,974      40,768     26,515

Net income per common share   $    .31    $    .20    $    .74   $    .49

Weighted average number of
   common shares outstanding    55,354      54,784       55,061    54,138

Cash dividends per common
   share as declared          $    .05    $    .05    $     .15  $    .15
   Adjusted to give appro-
   priate retroactive effect
   to the five-for-four
   stock splits distributed
   on April 15, 1994 and
   September 17, 1993         $    .05    $    .03    $     .15   $   .10

The accompanying notes are an integral part of this statement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of October 31, 1994, January 31, 1994 and October 31, 1993
(amounts in thousands)

 ASSETS                            October 31,    January 31,    October 31,
                                     1994             1994           1993
Current Assets:                     (unaudited)                   (unaudited)
   Cash and cash equivalents        $ 25,582       $ 35,365       $ 22,188

   Merchandise inventories           392,605        260,042        322,568

   Deferred income taxes              11,221          9,664          9,591

   Other current assets               12,913          8,397         11,757

   Income Taxes                            0          1,563              0

     Total current assets            442,321        315,031        377,104

Property & equipment, at cost        165,263        124,827        116,032

   Less: Accumulated depreciation     57,477         47,322         44,121

                                     107,786         77,505         71,911

Other Assets                           4,818          4,701          5,383

                                    $554,925       $397,237       $454,398

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term
   debt                             $  1,305       $  1,302       $  1,301

   Short-term borrowings             112,712         18,000         67,800

   Accounts payable                   88,836         81,038        111,978

   Accrued expenses                   53,572         47,906         44,243

   Income taxes                        5,007              0          1,271

       Total current liabilities     261,432        148,246        226,593

Long-term debt                         4,538          5,711          5,842

Deferred income taxes                  2,563          2,563          2,606

Shareholders' equity:
   Preferred stock                       858              0              0
   Common stock                       27,248         27,248         21,970
   Additional paid-in capital        276,975         65,857         64,591
   Retained earnings                 183,981        151,165        136,502
                                     489,062        244,270        223,063

   Less treasury stock               202,670          3,553          3,706
                                     286,392        240,717        219,357

                                    $554,925       $397,237       $454,398

The accompanying notes are an integral part of this statement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended October 31, 1994 and 1993
(amounts in thousands)
(unaudited)

                                                   October 31,     October 31,
                                                     1994            1993
Cash flows from operating activities:
   Net income                                      $  40,768       $ 26,515
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                    12,217          8,254
     Deferred income taxes                          (  1,557)      (  1,956)
   Change in operating assets and liabilities:
     Merchandise inventories                        (132,563)      (105,725)
     Accounts payable                                  7,800         47,953
     Accrued expenses                                  5,666          6,573
     Income taxes                                      6,570       (  2,744)
     Other                                          (  4,216)      (  5,255)

     Net cash used by
      operating activities                          ( 65,315)      ( 26,385)

Cash flows used in investing activities:
   Purchase of property & equipment                 ( 42,916)      ( 25,180)

Cash flows provided by financing activities:
   Issuance of short-term borrowings                  96,212         58,920
   Repayments of short-term borrowings              (  1,501)      (  1,128)
   Repayments of long-term debt                     (  1,170)      (  1,162)
   Payments of cash dividends                       (  7,952)      (  5,444)
   Proceeds from exercise of stock options             6,584          3,826
   Tax benefits from exercise of stock options         5,585          5,253
   Other                                                 690        (   558)

     Net cash provided by financing activities        98,448         59,707

Net increase (decrease) in cash and equivalents    (   9,783)         8,142
Cash and cash equivalents at beginning of year        35,365         25,046

Cash and cash equivalents at end of period         $  25,582       $ 33,188

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

   The accompanying financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. All subsidiaries are included. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results of operations for the three month and nine month periods ended October 31, 1994 and 1993, respectively have been made.

   Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the year.

2. Net Income Per Common Share

   Net income per common share is based upon the actual weighted average number of common shares outstanding during each period plus the assumed exercise of dilutive stock options as follows:

                                       Three Months            Nine Months
                                       Ended October 31     Ended October 31
                                                  (in thousands)
                                       1994        1993       1994      1993
Actual weighted average number
  of common shares outstanding during
  the period                           53,165      1,874     52,947    52,683

Equivalent number of common shares
  representing the dilutive effect
  of stock options using the
  "treasury stock method"               2,189      2,910      2,114     1,455

Weighted Average Number of
  Common Shares                        55,354     54,784     55,061    54,138

3. Changes in shareholder's equity for the nine months ended
October 31, 1994 and 1993 were as follows (dollars in thousands except per share amounts):

                                              Additional     Retained   Treasury  Preferred
                          Common Stock Paid-In Capital  Earnings    Stock     Stock
Balances, January 31, 1993       $17,821        $57,246      $119,580    $  4,881   $      0

   Net Income                                                  26,515

   Cash dividend, $.15 per
     common share, as declared                               ( 5,444)

   Five for four stock split       4,149                      ( 4,149)

   Reissuance of treasury stock
     under stock incentive plans                 2,092                  (   1,175)

   Tax benefit from
     exercise of options                          5,253
                                  ______         ______        ______      ______   _______

Balances, October 31, 1993       $21,970        $64,591      $136,502    $  3,706   $     0



Balances, January 31, 1994       $27,248       $ 65,857      $151,165    $  3,553   $     0

   Net Income                                                  40,768

   Cash dividend, $.15 per
     common share, as declared                               (  7,952)

   Reissuance of treasury stock
     under stock incentive plans                  5,217                  (  1,367)

   Tax benefit from
     exercise of options                          5,585
   Transfer to employee
     pension plan (25,314 shs.)                     647                        43

   Issuance of Preferred
     Stock and exchange for
     Company Common Stock (1)                   199,669                   200,527      858
                                 _______        _______       _______     ________   ______

Balances, October 31, 1994       $27,248       $276,975      $183,981    $202,670   $  858

(1) On August 22, 1994, Dollar General Corporation announced the issuance of 1,715,742 shares of a previously authorized but unissued series of convertible preferred stock, as approved by the Board of Directors. The shares of the Series A Convertible Junior Preferred Stock ("Preferred Stock") were issued in exchange for 8,578,710 shares of Dollar General Common Stock, $.50 par value per share, owned by C.T.S., Inc., a personal holding company of the Turner family (founders of Dollar General).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION ANDRESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The nature of the Company's business is highly seasonal. Historically, sales in the fourth quarter have been substantially higher than sales achieved in each of the first three quarters of the fiscal year. Thus expenses, and to a greater extent operating income, vary greatly by quarter. Caution, therefore, is advised when evaluating results for a period shorter than a full year or when comparing any period to other than the same period of the previous year.

Nine months ended October 31, 1994 and 1993.

      NET SALES. Net sales for the first nine months of fiscal 1995 increased $213.9 million, or 28.5%, to $963.8 million from $749.9 million for the comparable period of fiscal 1994. The increase resulted primarily from 245 net additional stores being in operation as of October 31, 1994 as compared to the same prior year period (1,997 stores at October 31, 1994 compared to 1,752 at October 31, 1993) and an increase of 14.7% in same-store sales.
The Company defines same-stores as those stores opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same-store sales increase was primarily the result of better ordering that caused more complete in-stock levels of the appropriate items in the stores, improved merchandising, and continued aggressive every day low pricing. The mix of merchandise sales for the period was 65.1% hardlines and 34.9% softlines, which is a slightly greater percentage of hardlines than during the same period a year ago.

 GROSS PROFIT. Gross profit for the first nine months of fiscal 1995 was $273.3 million, or 28.4% of net sales, compared to $215.2 million, or 28.7% of net sales, for the comparable period in the prior fiscal year. This decrease in gross profit percentage was primarily the result of the effect of markdowns taken in prior periods decreasing the margin on beginning-of-the-year inventory.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense as a percentage of net sales decreased to 21.3% for the first nine months of fiscal 1995 from 22.8% for the comparable period of fiscal 1994 primarily because of higher sales volume and lower advertising, supply, and health benefit costs. Selling, general and administrative expense of $205.6 million for the first nine months of fiscal 1995 represents an increase of 20.2% from $171.0 million for the comparable prior year period. This increase resulted from operating 245 net additional stores as of October 31, 1994 compared to the same prior year period and an 11.2% increase in same-store expenses.

 INTEREST EXPENSE. Interest expense decreased 27.6% to $2.2 million for the first nine months of fiscal 1995 from $1.7 million for the comparable prior year period. The increase resulted from higher average borrowings and higher average interest rates.

Three months ended October 31, 1994 and 1993.

 NET SALES. Net sales in the third quarter of fiscal 1995 increased $86.8 million, or 31.8%, to $359.4 million from $272.6 million for the same period in fiscal 1994. The increase resulted from a same-store sales increase of 17.2% and the operation of 104 net additional stores 1,997 stores at October 31, 1994 compared to 1,893 a year ago.

 GROSS PROFIT. Gross profit as a percentage of sales was 29.4% in the third quarter of fiscal 1995 as compared to 29.2% for the comparable period in fiscal 1994. This increase was primarily the result of higher margins on current purchases, higher initial mark-up, and a lower LIFO charge.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense as a percentage of sales decreased to 21.3% for the third quarter of fiscal 1995 from 22.7% for the same period in the previous year. This decrease was principally the result of lower supply, property self-insurance reserve, electricity, and salary costs. Selling, general and administrative expense increased $14.7 million or 23.7% in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994 due to the addition of 104 net new stores and the 10.4% increase in same-store expenses.

 INTEREST EXPENSE. Interest expense for the third quarter of fiscal 1995 increased 121.2%, to $1.2 million from $0.5 million, from the comparable period in fiscal 1994 due to higher average borrowings and higher average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

 Cash flows from operating activities. Cash flow used in operating activities totaled $65.3 million during the first nine months of fiscal 1995 compared to $26.4 million in the same period last year. This increased use of cash was primarily the result of the following factors: First, inventories increased by $132.6 million this year, $26.8 million more than a year ago. Trade payables increased by $7.8 million versus a $48.0 million increase last year. These factors more than offset the increases in net income and depreciation and amortization, $14.3 million and $4.0 million, respectively. This smaller increase in trade payables was due partly to a greater proportion of merchandise purchases being imported and financed by letters of credit rather than by trade credit. Also the receipt of merchandise purchases occurred earlier this year to support anticipated Fall and Christmas sales and to minimize distribution capacity constraints while the Company's third distribution center is being constructed.

   Cash flows from investing activities. Cash used for capital expenditures during the first nine months of fiscal 1995 was $42.9 million compared to $25.2 million during the same period of fiscal 1994. This increase was principally the result of investment in stores, including new, relocated and remodeled stores, of $23.3 million for the nine months of fiscal 1995 versus $20.1 million in the prior year period and $13.5 million related to the construction of the Ardmore, Oklahoma distribution center which had no counterpart in the prior period.

    Cash flows from financing activities. The Company's net borrowings during the first nine months of fiscal 1995 increased $93.5 million compared to an increase of $56.6 million during the same period in the prior fiscal year. This higher level of borrowings relates to increased merchandise inventory purchases necessary to support higher sales and increased merchandise imports that are financed by letters of credit, rather than by trade credit. The increase in borrowings was also the result of a shifting of purchases to earlier in the year to support anticipated Fall and Christmas sales and to minimize distribution capacity constraints while the Company's third distribution center is being constructed.

 Because the Company emphasizes seasonal events, such as Christmas and back-to-school, its working capital requirements vary significantly during the year. Bank credit facilities equaled $150 million at October 31, 1994 ($65 million revolving credit/term loan facility plus $85.0 million seasonal lines of credit). The Company's seasonal line of credit borrowings as of October 31, 1994 were $50.7 million versus $4.8 million at October 31, 1993. Seasonal working capital and capital expenditure requirements will continue to be met through cash flow provided by operating activities supplemented by the revolving credit/term loan facility and seasonal credit lines.

 The Company's liquidity position is set forth in the following table (dollar amounts in thousands):

                                    October 31,    January 31,    October 31,
                                       1994           1994           1993
Current ratio                          1.7x           2.1x           1.7x
Total debt/equity                     41.4%          10.4%          34.2%
Long-term debt/equity                  1.6%           2.4%           3.3%
Working capital (000)               $180,889       $166,785       $150,511
Average daily use of debt:
  (fiscal year-to-date)
   Short-term (000)                   52,240         34,102         34,713
   Long-term  (000)                    6,128          7,335          7,430
   Total      (000)                   58,368         41,437         42,143

Maximum outstanding
   short-term debt
   (fiscal year-to-date)            $112,712       $ 70,909       $ 67,800

 On August 22, 1994, Dollar General Corporation announced the issuance of 1,715,742 shares of a previously authorized but unissued series of convertible preferred stock, as approved by the Board of Directors. The shares of the Series A Convertible Junior Preferred Stock ("Preferred Stock") were issued in exchange for 8,578,710 shares of Dollar General Common Stock, $.50 par value per share, owned by C.T.S., Inc., a personal holding company of the Turner family (founders of Dollar General).

 The holders of the Preferred Stock retain the same voting rights as those held prior to the exchange and will receive dividends, as declared by the Board of Directors, in an amount equal to ninety percent (90%) of the dividend paid per share of Common Stock times the number of shares of Common Stock that the holder of the Preferred would be entitled to receive upon conversion after five years. The conversion ratio for the Preferred Stock into Common Stock, subject to adjustment for stock dividends or splits, is as follows: (1) Issuance date through year three: 4.5 to 1 (however, the holders of the Preferred Stock have no voluntary right to convert such shares to Common Stock during the first two years following the exchange); (2) during year four:
4.625 to 1; (3) during year five: 4.75 to 1; (4) after year five: 5 to 1.

 The terms and conditions of the exchange, the rights and preferences of the Preferred Stock and the certain limited registration rights for the underlying Common Stock for the benefit of the estate of the 1980 Turner Children Trust (a holder of the Preferred Stock) are more fully described in the Exchange Agreement, the Articles of Amendment to the Restated Articles of Incorporation and the Registration Rights Agreement, respectively, copies of which were filed with the Current Report on Form 8-K dated August 22, 1994.

                PART II - OTHER INFORMATION

Item 1.    Not applicable.

Item 2.    Not applicable.

Item 3.    Not applicable.

Item 4.    Not applicable.

Item 5.    Not applicable.

Item 6.  Exhibits and reports on Form 8-K

          (b) A current report on Form 8-K dated August 22, 1994 was filed on August 23, 1994. The report addressed Item 5. "Other
Events" and addressed the issuance of the Series A Convertible Junior Preferred Stock. No financial statements were included.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOLLAR GENERAL CORPORATION
                              (Registrant)

Date: December 14, 1994       By: SS/:C. Kent Garner
                                  C. Kent Garner, Vice President,
                                  Treasurer and Chief Financial
                                  Officer