Form 10-K
period 1995-01-31
DOLLAR GENERAL CORP
filed 1995-05-01
CIK 29534

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1995

Commission file number 0-4769

                      DOLLAR GENERAL CORPORATION

        (Exact name of Registrant as Specified in its Charter)

     KENTUCKY                                61-0502302
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification
Number)

                        104 Woodmont Boulevard
                               Suite 500
                      Nashville, Tennessee 37205
          (Address of principal executive offices, zip code)

     Registrant's telephone number, including area code: (615) 783-
2000

     Securities registered pursuant to Section 12(b) of the Act:

                                   Name of Exchange on
          Title of Class           which Registered
          Common Stock             New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 14, 1995 is $1,730,024,868 based upon the last reported sale price on such date by the New
York Stock Exchange.

     The number of shares of common stock outstanding on April 14, 1995, was 67,365,900.

                  Documents Incorporated by Reference

Document                      Where Incorporated in Form of 10-K
Portions of the Registrant's  Page III
 Proxy Statement Relating to
 the Annual Meeting of
 Stockholders to be Held
 on June 5, 1995.

                      PART I

Item 1.   Business

General

The following text contains references to years 1996, 1995, 1994 and 1993 which represent fiscal years ended January 31, 1996, January 31, 1995, January 31, 1994 and January 31, 1993, respectively.

Dollar General Corporation (the "Company") was organized in 1939 as
J. L. Turner and Son, Inc. under the laws of the Commonwealth of Kentucky. In 1968, the Company changed its name to Dollar General Corporation. Today, the Company seeks profitable growth by providing value in hardlines and softlines merchandise to low-, middle- and fixed-income families. The Company sells this general merchandise at retail through a chain of 2,059 small Company-owned stores(as of January 31, 1995) in 24 states. The Company-owned stores, located predominantly in small towns in the midwestern and southeastern United States, operate under the name "Dollar General Stores."

The Company's mission is "SERVING OTHERS!  Serving Our
Customers...with greatest everyday value.  Serving Our
Shareholders...with superior return on investment.  Serving Our
Employees...as partners in total development." In order to carry out its mission, the Company has developed a strategy which includes the following principal elements:

               LOW-, MIDDLE- AND FIXED-INCOME CUSTOMERS.  The
          Company seeks to serve the basic merchandise needs of low-, middle- and fixed-income consumers.

               EVERYDAY LOW PRICES. The Company's strategy is to offer quality merchandise at everyday low prices. The Company emphasizes even-dollar price points and believes its prices are generally below those of its competitors. The majority of products in Dollar General Stores are priced at $10 or less, with the most expensive item generally priced at $35.

               FOCUSED ASSORTMENT OF MERCHANDISE. The Company is committed to offering a focused assortment of quality, basic merchandise in a number of core categories. The Company offers hardlines, including health and beauty aids, cleaning supplies, housewares, stationery and seasonal goods. The Company also markets the basics in softlines, including apparel for the family, shoes and domestics. The Company strives at all times to be "in stock" in basic merchandise in its core categories.

               LOW OPERATING COSTS. The Company maintains strict overhead cost controls and seeks to locate stores in neighborhoods where store rental and operating costs are low.

The Company's business is seasonal in nature. Due to the holiday season, the fourth quarter usually reflects significantly higher net sales and net income than other quarters. The first quarter is usually the least profitable due largely to the traditionally slow after-Christmas sales period.

Merchandise

The merchandise sales mix of the Company has shifted incrementally to hardlines sales by 2% over the past three years. The increase in hardlines' sales has occurred in part because of a determined commitment to keep hardlines in stock, an increased emphasis on private label ("DG Signature") products, and an expanded selection of brand-name merchandise. The following table shows an approximate percentage of 1995, 1994, and 1993 Dollar General Store sales by product category.

                           PERCENTAGE OF SALES
                         1995      1994      1993
HARDLINES                66%       65%       64%
SOFTLINES                34%       35%       36%

Dollar General Stores offer quality, basic merchandise at everyday low prices. The Company believes that its merchandising strategy generates frequent repeat customer traffic. The Company is able to offer everyday low prices to its customers in large part because its buying staff negotiates low purchase prices. The Company purchases its merchandise from a wide variety of suppliers, with no supplier accounting for more than 2.0% of the Company's purchases during 1995.

The Company buys principally quality first-run hardlines and softlines and supplements its inventory with manufacturers' overruns, closeouts and irregulars which sell at a discount from regular retail prices. These three types of merchandise are purchased by the Company from manufacturers on a regular basis. During 1995, approximately 5% of the Company's purchases of softlines were manufacturers' overruns, closeouts or irregular merchandise. In addition, approximately 8% of the Company's hardlines purchases were closeout merchandise. Approximately 20% of the Company's softlines merchandise and 40% of the hardlines merchandise in 1995 versus 25% and 45% in 1994, respectively consisted of brand-name merchandise. Although the total percentage of brand-name merchandise is down from 1994, the Company has expanded the selection of such merchandise in order to offer the customer a broader assortment of brand-named goods. Because the Company offers quality, basic merchandise, it believes its risk of inventory obsolescence is low. The Company reviews its inventory to identify aged merchandise and sells it at marked-down prices to remove it from inventory.

The Company's policy is to provide everyday low prices. The Company emphasizes even-dollar pricing of its merchandise, most of which is priced at $1 and in increments of $1, with the most expensive item generally priced at $35. The Company believes even-dollar pricing more easily demonstrates value to the customer. In addition, the Company believes even-dollar pricing disciplines its buyers to continually negotiate purchase prices that conform to a limited number of retail price points.

The Company's stores regularly receive merchandise shipments from Company distribution centers in Scottsville, Kentucky; Homerville, Georgia; and Ardmore, Oklahoma and limited shipments directly from suppliers.

The Dollar General Store

The typical Dollar General Store has approximately 6,200 square feet of selling space and is operated by a manager, an assistant manager and two or more sales clerks. In 1995, the Company benefited from average fixed rental costs of $3.03 per average square foot of selling space. Approximately 78% of the Dollar General Stores are situated in communities with populations of 25,000 or less. As of January 31, 1995, 1,341 stores were located in strip shopping centers, 399 were in downtown store buildings, and 319 were freestanding. Store sites have been relatively easy to find, and the Company does not anticipate difficulty in finding suitable locations in the future. The Company's policy is to negotiate low-cost, short-term leases, usually three years, with multiple renewal options when available. These leases allow closing of unsatisfactory locations at minimal cost to the Company.

The Company opened 259 net new stores in 1995, and expects to open a net of 280 to 300 stores in 1996. The Company's store growth is summarized by the following table:

                BEGINNING   STORES   STORES   NET STORES  STORES AT
FISCAL YEAR     OF YEAR     OPENED   CLOSED   OPENED      YEAR END
1995            1,800       302      43       259         2,059
1994            1,617       251      68       183         1,800
1993            1,522       146      51       95          1,617

In addition to opening new Dollar General Stores, the Company's management is continually working to improve the performance of the existing stores. The Company continually reviews and modifies when necessary its internal accounting and auditing measures to control inventory levels and to reduce inventory shrinkage. The retail shrinkage-to-sales ratio for 1995 was 2.6%, compared with 2.7% for 1994 and 2.4% in 1993. The Company's management continues to seek methods to reduce inventory shrink further. As a part of this effort, the Company expanded in 1995 its incentive compensation program to included all store personnel. The payment of incentive compensation is based, in part, on inventory shrinkage results.

Same-store sales (i.e., those stores that were opened before the beginning of the prior fiscal year and that have remained opened throughout both the prior and current fiscal years) showed a 13.5% increase in 1995, a 12.7% increase in 1994, and a 15.5% increase in 1993. The average Dollar General "same-store" generated annual sales of $754,000 in 1995, as compared to $663,000 in 1994. In addition, at January 31, 1995, the Company served as wholesaler for 11 retail stores operating under the Dollar General name but owned by others. Revenues from sales to these retail stores amounted to less than 0.25% of the Company's gross revenue in 1995.

Employees

At January 31, 1995, the Company and its subsidiaries employed approximately 18,000 full and part time employees including regional managers, district managers, store managers, clerks, and distribution center and office personnel compared to approximately 17,300 at January 31, 1994. None of the Company's employees are represented by a union.

Competition

The business in which the Company is engaged is highly competitive. The Company competes with discount stores which also sell popularly-priced merchandise and with all types of retailers, including department stores, variety stores, mail order chains and specialty stores. Some of the largest retail merchandising companies in the nation have stores in some of the areas where the Company operates. Management believes that it competes primarily by offering quality, basic merchandise at a consistently low everyday cash price. Dollar General Stores operate on a cash basis and do not accept credit sales.

Executive Officers of the Company

The names, ages and positions with the Company of its executive officers as of April 1, 1995, are as follows:

                                                        EXECUTIVE
NAME                 AGE    POSITION                    OFFICER SINCE:
Cal Turner, Jr.      55     Chairman of the Board,      1966
                            President and Chief
                            Executive Officer
Bob Carpenter        47     Vice President and Chief    1981
                            Administrative Officer
Walter Carter        47     Vice President              1994
                            Development
Michael Ennis        41     Vice President              1988
                            Merchandising Operations
Troy Fellers         53     Vice President              1991
                            Distribution
C. Kent Garner       48     Vice President, Treasurer   1992
                            and Chief Financial Officer
Tom Hartshorn        44     Vice President              1992
                            Merchandising Operations
Ron Humphrys         45     Vice President              1992
                            Operations Support
J. Holger Jensen     48     Vice President
                            Information Services        1994
Scott Northcutt      33     Vice President
                            Merchandising Operations    1992
Leigh Stelmach       55     Executive Vice President    1989
                            Operations

All executive officers of the Company serve at the pleasure of the Board of Directors. Messrs. Turner, Carpenter, Ennis, and Stelmach have been employed by the Company as executive officers for more than the past five years. The following is a brief summary of the business experience of the executive officers:

Mr. Turner joined the Company in 1965 and was elected President and Chief Executive Officer in 1977. Mr. Turner has served as Chairman of the Board since January, 1989.

Mr. Carpenter joined the Company in 1981 as Vice President--
Administration and General Counsel.  From 1987 to 1993, Mr.
Carpenter served as Vice President--Administration, Chief Counsel and Corporate Secretary. Mr. Carpenter was named Chief
Administrative Officer in 1993.

Mr. Carter joined the company as Vice President--Development in October 1994. Prior to that he held several senior management positions at Fred's Inc. including Executive Vice President from 1993 to 1994, Senior Vice President of Operations from 1989 to 1992, and Senior Vice President of Administration and Distribution from 1987 to 1989.

Mr. Ennis joined the Company as Vice President--Merchandising in February 1988 and was named Vice President Merchandising Operations in 1993. From April 1986 to February 1988, Mr. Ennis served as Regional Merchandise Manager for McCrory/T. G. & Y. and as Regional Vice President, from June 1985 to April 1986.

Mr. Fellers became Vice President--Distribution in March 1991. He joined the Company in September 1989 as Director of Distribution. From 1986 to September 1989, Mr. Fellers was Facility Manager of a major distribution complex of McCrory Stores in Clinton, South Carolina.

Mr. Garner joined the Company in his current capacity--Chief
Financial Officer--in December, 1992.  Prior to joining the
Company, he served as Treasurer of Vulcan Materials Company from August, 1982 to November, 1992.

Mr. Hartshorn joined the Company as Vice President--Operations in January 1992 and was named Vice President Merchandising Operations in 1993. Prior to that he was Director--Store Operations for McCrory Stores/T. G. & Y. During his career with McCrory/T. G. & Y., he held positions in store management, as well as district and regional field management. He served with McCrory/T. G. & Y. from 1967 until joining the Company in 1992.

Mr. Humphrys became Vice President--Operations Support effective
March 1993.  Prior to that he was Vice President--Merchandise
Development from March 1992.  He has worked for the Company since
1971 and has held a variety of positions in merchandising.

Mr. Jensen joined the Company in his current capacity--Vice President Management Information Services--in April, 1994. Prior to joining the Company, he served as Vice President of Management Information Systems for OW Office Warehouse, Inc., from 1991 until 1994. Prior to that he was Director of MIS for K's Merchandise Mart from 1990 to 1991, a Management Consultant for Retail Management Consulting from 1987 to 1990, and Consultant and Vice President of MIS for Wickes Companies, Inc. from 1985 to 1987.

Mr. Northcutt was named Vice President--Merchandising Operations in 1994. From February 1992 to 1994 he served as Vice President--
Human Resources. He joined the Company in May, 1988 as Director of Training and was subsequently promoted to Director of Human
Resources.

Mr. Stelmach joined the Company in June 1989 as Vice President Merchandising/Operations and was named Executive Vice President, Operations in 1993. Prior to that he was President and Chief Operating Officer of Fred's Stores/Baddour, Inc. where he held various senior management positions since 1986.

Item 2. Properties

As of January 31, 1995, the Company operated 2,059 retail stores located in states as follows:

STATE        NUMBER OF STORES     STATE              NUMBER OF STORES
Alabama       75                  Mississippi         61
Arkansas      68                  Missouri           138
Delaware      10                  Nebraska            12
Florida      152                  North Carolina      70
Georgia       91                  Ohio               100
Illinois     120                  Oklahoma            67
Indiana      120                  Pennsylvania        77
Iowa          51                  South Carolina      45
Kansas        44                  Tennessee          167
Kentucky     150                  Texas              160
Louisiana     78                  Virginia           109
Maryland      31                  West Virginia       63

Virtually all of the Company's stores are on leased premises. The individual store leases vary as to their respective terms, rental provisions and expiration dates. In 1995, the Company's store rental expense was $43,709,000, or $3.75 per average square foot of selling space. Leases for 1,482 locations contain options to renew for additional terms ranging from one to five years. It is the Company's policy to negotiate short-term leases so that it can adjust quickly to shifts in population and business centers.

The Company owns a distribution complex and administrative offices in Scottsville, Kentucky. The Company's total warehouse area in Scottsville, Kentucky is approximately 590,000 square feet. The Company owns distribution centers in Homerville, Georgia and Ardmore, Oklahoma. The Ardmore facility began operation in January 1995. The Homerville and Ardmore facilities measure approximately 500,000 and 510,000 square feet, respectively.

The Company also maintains executive offices of approximately
21,000 square feet of leased space in Nashville, Tennessee.  The
Company's five-year lease runs to September 1996, and has a five-year renewal option.

Item 3.      Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter ended January 31, 1995.

                                PART II

Item 5.      Market for the Registrant's Common Stock and Related
             Security Holder Matters

The range of the high and low closing prices of the Company's common stock for each quarter during the two most recent fiscal years, as reported on the Nasdaq National Market System, is shown in the table below. Prices have been restated to reflect a five-for-four common stock split distributed March 6, 1995, rounded to the nearest one-eighth. On February 1, 1995, the Company's common stock was listed and began trading on the New York Stock Exchange under the symbol "DG."

FISCAL YEAR     FIRST     SECOND     THIRD      FOURTH
1995            QUARTER   QUARTER    QUARTER    QUARTER
HIGH            $21 1/8   $22        $24        $26
LOW              15 7/8    16 5/8     16 1/4     21 5/8

DIVIDEND AS
DECLARED        .05       .05        .05        .05
DIVIDEND AS
ADJUSTED        .04       .04        .04        .04

FISCAL YEAR     FIRST     SECOND     THIRD      FOURTH
1994            QUARTER   QUARTER    QUARTER    QUARTER
HIGH            $14 3/4   $17 3/8    $21 1/4    $19 1/4
LOW              10 7/8    12 5/8     15         14 7/8

DIVIDEND AS
DECLARED        .05       .05        .05        .05
DIVIDEND AS
ADJUSTED        .03       .03        .03        .03

The approximate number of stockholders of record of the Company's common stock as of April 14, 1995 was 3,200. Under the Company's credit facilities, the Company is limited from paying dividends per annum in excess of 50% of its reported net income.

Item 6.  Selected Financial Data
         FIVE-YEAR SUMMARY (Dollars in thousands except per share amounts and operating data)

                                        January        January        January        January        January
SUMMARY OF OPERATIONS:                  31, 1995       31, 1994       31, 1993       31, 1992       31, 1991
Net Sales                               $1,448,609     $1,132,995     $920,698       $754,426       $653,151
Gross Profit                            $  420,679     $  325,998     $267,109       $215,481       $187,388
Income before Taxes on Income           $  118,288     $   78,004     $ 58,222       $ 34,680       $ 23,087
Net Income                              $   73,634     $   48,557     $ 35,574       $ 21,502       $ 14,616
Net Income as a % of Sales                     5.1            4.3          3.9            2.9            2.2

PER SHARE RESULTS:
Net Income(a)                           $     1.33          $0.90     $   0.67       $   0.42       $   0.30
Net Income as Adjusted (b)              $     1.07          $0.72     $   0.54       $   0.33       $   0.24
Cash Dividends per Common Share
  As declared                           $     0.20          $0.20     $   0.20       $   0.20       $   0.20
  As adjusted(c)                        $     0.16          $0.12     $   0.08       $   0.06       $   0.06
Weighted Average Shares (000)(a)            55,207         53,825       53,045         51,389         49,172
Weighted Average Shares (000)(b)            69,009         67,281       66,306         64,236         61,465

FINANCIAL POSITION:
Assets                                  $  540,868     $  397,237     $316,394       $237,346       $207,737
Long-term Obligations                   $    4,767     $    5,711     $  7,013       $  8,314       $ 11,834
Shareholders' Equity                    $  323,756     $  240,717     $189,765       $150,986       $131,717
Inventory Turn                                 3.0            3.1          2.7            2.6            2.5
Return on Avg. Assets (%)                     15.7           13.6         12.9            9.7            7.3
Return on Avg. Equity (%)                     26.1           22.6         20.9           15.2           11.6

OPERATING DATA:
Company Owned Stores at End of
Period                                       2,059          1,800        1,617          1,522          1,461
Franchise Stores at End of
Period                                          11             13           14             14             15
Year-end Selling Sq. Feet(000)              12,726         10,724        9,341          8,522          8,085
Average Selling Sq. Feet(000)               11,643          9,974        8,975          8,290          7,857
Sales per Average Sq. Foot              $      124     $      114     $    103       $     91       $     83
Hardlines Sales %                               66             65           64             60             55
Softlines Sales %                               34             35           36             40             45

(a) Based on common and common equivalent shares before adjustment for March 6, 1995 five-for-four common stock split.
(b) Based on common and common equivalent shares as adjusted to give retroactive effect to the March 6, 1995 five-for-four common stock split.
(c) As adjusted to give retroactive effect to the March 6, 1995 five-for-four common stock split.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following text contains references to years 1996, 1995, 1994 and 1993 which represent fiscal years ending or ended January 31, 1996, 1995, 1994 and 1993, respectively.

General

During 1995, Dollar General achieved its fourth consecutive year of double digit same-store sales growth, record sales and record net income. This record performance is principally the result of customers' favorable response to better merchandise selection and to the Company's commitment to everyday low pricing; accelerated new-store development; aggressive overhead cost control; and increased use of cost-effective information technology. In 1995, the Company reinforced its accelerated growth plan by increasing the rate of store expansion, constructing a third distribution center and continuing to introduce appropriate information technology, all without a significant increase in the Company's debt position.

The Company increased in 1995 the rate of its store expansion to its highest level ever, ending the year with 2,059 stores. The Company opened 302 new stores in 1995 compared with 251 new stores in 1994. The 1995 new stores added 2,051,000 square feet to the Company's total sales space, an increase of 19% over 1994's year-end total sales space. Average annual square footage increased 18.7% to 12,726,000 square feet. In 1995, new and closed stores averaged 6,600 and 5,800 square feet per store, respectively, compared with 1994's total chain average of 6,000 square feet per store. The five states in which the greatest number of new Dollar General Stores were opened in 1995 were Texas (86) North Carolina
(21), Ohio (21), South Carolina (17) and Alabama (15). In 1996, the Company expects to open approximately 330-350 stores and close approximately 50 stores with Texas again anticipated to be the state with the most new store openings. In 1995, the Company also remodeled or relocated 297 stores compared with 277 in 1994. During the last three years, the Company has opened, remodeled or relocated 1,489 stores.

In the first quarter of 1995, the Company began building its third distribution center. The initial size of this facility, which is located in Ardmore, Oklahoma, totals 510,000 square feet. The existing site work, however, will support the expansion of the facility to a total of 1,050,000 square feet. The distribution center includes radio frequency merchandise locating equipment to accelerate inventory storage and retrieval. The distribution center's carton sortation system is capable of sorting 12,000 cartons per hour. The initial configuration of the Ardmore distribution center can serve approximately 1,000 stores. Based on current average-store sales volume and relevant distribution parameters, this new distribution center, when expanded to 1,050,000 square feet, could serve approximately 1,900 stores. The first phase of the distribution center was nearing completion at the end of the fourth quarter of 1995 at a cost of $23.3 million including $1.6 million for a new warehouse management system. The Ardmore distribution center is expected to be in full operation serving 750 stores by the middle of the second quarter of 1996.
The addition of this third distribution center should substantially eliminate the distribution inefficiencies encountered during the fourth quarter of 1995 when the Company utilized three warehouses operated by third parties. The complexities associated with coordinating the third-party warehouses with the Company's distribution centers during the Company's highest-volume quarter resulted in inefficient merchandise distribution, higher than expected distribution labor and freight costs and, in management's opinion, lost sales.

During the first half of 1995, the Company equipped every store with Symbol hand-held bar code scanners to enable store personnel to more quickly and accurately receive and order merchandise and to report store payroll data. This technological improvement in store operations together with the introduction in 1994 of Omron electronic cash registers has enhanced productivity. This enhanced productivity during the last half of 1995 contributed in part to the reduction of the Company's overhead-to-sales ratio to 20.7% in 1995 from 21.7% in 1994. The scanners' electronic transmission of merchandise orders will permit more frequent deliveries in the future.

Consistent with its everyday low pricing strategy, the Company eliminated its newspaper, radio and television advertising in 1995. As in 1994, the Company distributed four solo direct-mail circulars on or about the first of April, August, November and December. Three circulars will be distributed in 1996 on or about the first of May, August and December. Management believes that the elimination of an advertising circular results in only a temporary reduction in same-store sales growth. The savings from not printing and distributing the fourth circular will be partially offset by higher postage rates and higher newsprint costs.

On August 22, 1994, the Company exchanged 1,715,742 shares of Series A Convertible Junior Preferred Stock for the 8,578,710 shares of Dollar General common stock owned by CTS, Inc., a personal holding company controlled by members of the Turner family, the founders of Dollar General. The Series A Convertible Junior Preferred Stock was authorized by the Board of Directors out of the authorized but unissued preferred stock approved by the Company's stockholders in 1992. The exchange, negotiated and recommended by a special committee of the Company's Board of Directors, came in response to a request from CTS, Inc. to consider a transaction to meet estate planning needs of the Turner family. The Series A convertible Junior Preferred Stock is (i)convertible into common stock pursuant to the terms and conditions set forth in the Restated Articles of Incorporation and (ii) is voted with the common stock on all matters presented to the holders of common stock. The Series A Convertible Junior Preferred Stock is not convertible at the option of the holder until August 22, 1996; however, under certain circumstances the preferred stock may be converted into common stock prior to such date. In the three years following August 22, 1996, the conversion ratio increases from 90% of the initial exchange ratio of five (5) shares of common stock for each share of Series A Convertible Junior Preferred Stock converted (adjusted for all intervening stock splits or adjustments) to 100% of the initial exchange ratio (as adjusted). Additionally, the Series A Convertible Junior Preferred Stock is not transferrable by the holders thereof. Management believes that the stockholders benefit from the resulting stabilization of this large block of common shares and from the reduced cash dividend, which is non-cumulative, paid to the preferred stockholders.

On February 1, 1995, the Company's common stock was listed and began trading on the New York Stock Exchange under the symbol "DG." Previously, the Company's common stock was traded on the Nasdaq National Market System. Management believes that the New York Stock Exchange will offer the Company's shareholders greater trading liquidity, potentially lower price volatility and reduced transaction costs.

Results of Operations

The following table sets forth certain items in the consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                               1995      1994      1993
Net sales                      100.0%    100.0%    100.0%
Gross profit                   29.0      28.8      29.0
Selling, general
and administrative expense     20.7      21.7      22.4
Interest expense               0.2       0.2       0.3

Income before taxes on income  8.1       6.9       6.3
Provision for taxes on income  3.0       2.6       2.4

Net income                     5.1%      4.3%      3.9%

Net Sales - Net sales for 1995 totaled $1,448.6 million, an increase of 27.9%, or $315.6 million more than the 1994 level of $1,133.0 million. The increase was the result of sales from 259 net new stores opened during the year and same-store sales increasing 13.5%. The Company defines same stores as those stores that were opened before the beginning of the prior fiscal year and that have remained open throughout both the prior and current fiscal years. Management believes the same-store sales increase is primarily the result of improved store operation and merchandise presentation, better basic merchandise in-stock positions in the stores, a program of price point consolidation that involved selective markdowns and key product price reductions. These product price reductions were made primarily in apparel goods.

The sales mix during 1995 again shifted slightly in favor of hardlines which comprised 65.6% of sales compared with 64.7% in 1994. Despite hardlines percentage of sales increasing in 1995, the Company has no target sales mix. However, the softlines price reductions, planned new store layout changes, improved item selection and continued focus on basic apparel may maintain or possibly increase the proportion of softlines sold. Reversing the trend of the last three years, the realized gross margin of softlines exceeded that of hardlines by 0.8%. During 1996, the Company plans to continue store layout changes in a number of stores which are intended to provide better sales-floor space allocation and merchandise presentation.

Net sales for 1994 equaled $1,133.0 million, up $212.3 million, or 23.1%, from 1993 sales of $920.7 million. The increase resulted from the net addition of 183 stores during 1994 and 12.7% increase in same-store sales.

Gross profit - Gross profit for 1995 was $420.7 million, compared with $326.0 million and $267.1 million for 1994 and 1993, respectively. Gross profit as a percentage of sales was 29.0% in 1995 compared with 28.8% in 1994. This 0.2% increase was principally the result of lower markdowns, an increased LIFO credit and higher markups on purchases which more than offset the effect of lower markups on beginning inventories and reduced purchase discounts.

Gross profit as a percentage of sales was 28.8% in 1994 compared with 29.0% in 1993. This decrease of 0.2% resulted principally from higher distribution expenses, increased markdowns, and higher inventory shrinkage.

Selling, general, and administrative expenses - Selling, general and administrative expenses for 1995 were $299.6 million or 20.7% of sales, compared with $245.8 million, or 21.7% of sales in 1994. Total expenses increased 21.9% principally as a result of opening and operating 259 net new stores. The 1995 operating expense-to-sales ratio is the lowest in the last ten years. This lower operating expense ratio resulted primarily from improved self-insurance reserves, supplies, advertising, health insurance, and utility expense ratios. These improvements were partially offset by higher depreciation caused mainly by the increased number of stores in operation, higher than expected distribution labor and freight costs due to the operation of third-party warehouses and higher incentive compensation expense as a result of the expansion of the incentive compensation program to include all store personnel.

Selling, general and administrative expenses were $245.8 million in 1994, or 21.7% of sales, compared with $206.2 million in 1993, or 22.4% of sales. Salary, rent, and advertising expenses in 1994 all declined as a percentage of sales as a result of tight control of overhead and significant sales increases for the year. These decreases more than offset increases in depreciation and supplies.

Interest expense - In 1995, interest expense increased 27.7% to $2.8 million from $2.2 million in the prior year. This increase was attributable to higher interest rates and higher average short-term borrowings during the year. Daily average total debt outstanding equaled $57.6 million in 1995 versus $41.4 million in 1994. Interest expense declined 17.4% to $2.2 million in 1994 from $2.7 million in 1993. The 1994 decrease resulted from lower interest rates and the resolution of a state income tax issue for which the Company had been accruing interest.

Provision for taxes on income - The effective income tax rates for 1995, 1994 and 1993 were 37.8%, 37.8%, and 38.9%, respectively.
The decrease in the 1994 rate resulted primarily from the resolution of certain income tax issues and changes in state income tax apportionment rates. As a result of the December 31, 1994 expiration of Targeted Jobs Tax Credits program, the Company anticipates an increase in its effective tax rate to 38.5% for 1996.

Return on equity and assets - The ratio of net earnings to average shareholders' equity was 26.1% in 1995 as compared with 22.6% and 20.9% in 1994 and 1993, respectively. Return on average assets increased to 15.7% in 1995 from 13.6% in 1994 and 12.8% in 1993.
These improvements resulted from higher earnings.

Liquidity and Capital Resources

Working capital - Working capital increased to $201.2 from $166.8 million in 1994, an increase of 20.6%. The year-end current ratio for 1995 equaled 2.0 compared with 2.1 for 1994 as a result of proportionately larger increases in short-term borrowings and accrued expenses, and a decrease in cash.

                     1995        1994         1993
Cash & cash
equivalents (000)    $33,045     $35,365      $25,046

Working capital
(000)                $201,190    $166,785     $138,711

Current ratio        2.0         2.1          2.2

Inventory turn at
retail               3.0         3.1          2.7

Cash flows from operating activities - Net cash provided by operations increased $7.1 million, or 19.5%, to $43.3 million in 1995. The $96.1 million increase in cash used to purchase merchandise inventories during 1995 was partially offset by the trade accounts payable increase of $30.6 million and the accrued expenses increase of $13.1 million. The higher level of inventory was the result of adding 259 net new stores, inventory held in the Ardmore, Oklahoma distribution center which had just commenced operation at year end, increased import merchandise in transit and better in stock positions at all stores. Trade accounts payable increased as a result of greater inventory purchases. Accrued expenses increased primarily because of larger accruals for both self-insurance reserves and incentive compensation.

Net cash provided by operations equaled $36.2 million in 1994. Inventories rose by $43.2 million in 1994 principally as a result of opening 183 net new stores, increasing the level of in-transit import merchandise and improving the stores' in-stock position.
The 1994 increase in accrued expenses resulted principally from higher self-insurance reserves and incentive compensation accruals.

Cash flows from investing activities - Capital expenditures in 1995 totaled $65.8 million compared with $35.0 million in 1994. Distribution-related expenditures totaled $28.4 million in 1995 primarily as a result of the construction of the Ardmore, Oklahoma distribution center which equaled $23.3 million. Also during 1995, the Company opened 302 new stores and remodeled or relocated 297 stores at a cost of $25.9 million compared with $20.8 million in 1994.

Capital expenditures during 1994 totaled $35.0 million compared with $24.7 million in 1993. Expenditures for new, relocated and remodeled stores increased to $20.8 million from $12.4 million in 1993. In addition, the Company spent $4.8 million to install Omron electronic cash registers in all stores, $2.5 million for store fixtures, $1.8 million for delivery trailers and $1.4 million for office expansion and remodeling.

Capital expenditures during 1996 are estimated to be $55 to $65 million. This will include approximately $31 million for new, relocated and remodeled stores, with the balance to be spent on information technology and distribution and transportation needs. The Company expects that its capital expenditure requirements will be met through internally generated funds supplemented by short-term borrowings. Capital expenditures in the last three years are summarized in the following table (amounts in thousands except number of stores):

                          1995        1994         1993
New stores                $17,664     $12,478      $ 6,146
Number of stores              302         251          146

Remodels/relocations      $ 8,374     $ 8,331      $ 6,265
Number of stores              297         277          216

Distribution Facilities
and Equipment             $28,448     $ 2,162      $10,941

Retail information
systems                   $ 1,916     $ 4,843      $     0

Other                     $ 9,375     $ 7,156      $ 1,312

Total                     $65,777     $34,970      $24,664

Cash flows from financing activities - Total debt (including current maturities and short-term borrowings) was $35.8 million in 1995, $25.0 million in 1994, and $18.3 million in 1993. Long-term debt at January 31, 1995 was $4.8 million, a decrease of $0.9 million from 1994. The ratio of total debt (including current maturities and short-term borrowings) to equity increased slightly to 11.1% in 1995 from 10.4% in 1994.

Average daily use of short-term debt increased 51.1% to $51.5 million in 1995. The primary reason is a 37% increase in inventory as a result of opening 259 net new stores, the initial stocking of the new Ardmore, Oklahoma distribution center and the continued growth in purchasing import merchandise which is financed before receipt. The construction of the new distribution center in Ardmore, Oklahoma also impacted daily borrowings, especially during the last half of the year when construction of the facility was at its peak.

Because of the large impact of seasonal buying (e.g., Christmas and back-to-school purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $65 million revolving credit/term loan agreement and $95 million of short-term bank lines of credit at year end 1995.

Seasonal working capital requirements will continue to be met through cash flow provided by operating activities supplemented by the revolving credit/term loan facility, which the Company anticipates will be increased during 1996, and credit lines mentioned above.

                            1995       1994        1993
Total debt/equity           11.1%      10.4%       9.7%
Long-term debt/equity       1.5%       2.4%        3.7%
Average daily use of debt:
   Short-term (000)         $ 51,528   $34,102     $29,323
    Long-term (000)         $  6,035   $ 7,335     $ 8,661
        Total (000)         $ 57,563   $41,437     $37,984
Maximum outstanding
short-term debt(000)        $116,712   $70,909     $57,000

  Stock transactions - Common stock issued during 1995 totaled 13,445,000 shares valued at $6.7 million. In 1994, 18,856,000 shares valued at $9.4 million were issued. All common stock issued in both years was related to declared stock splits and the exercise of stock options. Shares of treasury stock were reissued in transactions with the employee stock ownership plan, the employee stock incentive plan and the outside directors' stock option plan. In 1995, the Company issued 1,715,742 shares of Series A Convertible Junior Preferred Stock from the authorized but unissued preferred stock approved by the stockholders in 1992 to shareholders of CTS, Inc. in exchange for the 8,578,710 shares of Dollar General common stock held by CTS, Inc., a personal holding company controlled by members of the Turner family, the founders of Dollar General.

Effects of inflation and changing prices - The Company believes that inflation had a limited impact on its overall operations during 1995, 1994 and 1993. In particular, the effect of inflation on cost of goods sold has been minimal as reflected by the small decline in LIFO reserves in 1995, 1994 and 1993.

Item 8.     Financial Statements and Supplementary Data

                     CONSOLIDATED BALANCE SHEETS
                       January 31, 1995 and 1994
            (Dollars in thousands except per share amounts)

                                                   1995           1994
Assets
Current assets:
 Cash and cash equivalents                         $ 33,045       $ 35,365
 Merchandise inventories                            356,111        260,042
 Deferred income taxes                               11,785          9,664
 Other current assets                                 9,212          8,397
 Income taxes                                             0          1,563
 Total current assets                               410,153        315,031

Property and equipment, at cost:
 Land                                                   266            266
 Buildings                                           33,693         23,062
 Furniture, fixtures and equipment                  153,401        101,499
                                                    187,360        124,827

 Less accumulated depreciation                       62,108         47,322
 Net property and equipment                         125,252         77,505
Other assets                                          5,463          4,701
                                                   $540,868       $397,237

Liabilities and Shareholders' Equity
Current liabilities:
 Current portion of long-term debt                 $  1,441       $  1,302
 Short-term borrowings                               29,600         18,000
 Accounts payable                                   111,675         81,038
 Accrued expenses                                    61,037         47,906
 Income taxes                                         5,210              0
 Total current liabilities                          208,963        148,246
Long-term debt                                        4,767          5,711
Deferred income taxes                                 3,382          2,563
Commitments
Shareholders' equity:
 Preferred stock, stated value $.50 per share:
  Shares authorized: 5,000,000
  Issued: 1995-1,716,000                                858              0
 Common stock, par value $.50 per share:
  Shares authorized: 100,000,000
  Issued:  1995-67,942,000; 1994-54,497,000           33,971         27,248
 Additional paid-in capital                          283,323         65,857
 Retained earnings                                   207,436        151,165
                                                     525,588        244,270

Less treasury stock, at cost:
 Shares:  1995-11,472,000; 1994-2,098,000            201,832          3,553
Total shareholders' equity                           323,756        240,717
                                                    $540,868       $397,237

   The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
                    January 31, 1995, 1994 and 1993
            (Dollars in thousands except per share amounts)

                                  1995                          1994                           1993

                          Amount       % of Net Sales    Amount      % of Net Sales    Amount      % of Net Sales
Net sales                 $1,448,609   100.0%            $1,132,995  100.0%            $920,698    100.0%
Cost of goods sold         1,027,930    71.0                806,997  71.2               653,589     71.0
Gross profit                 420,679    29.0                325,998  28.8               267,109     29.0
Selling, general and
administrative               299,592    20.7                245,802  21.7               206,233     22.4
Operating profit             121,087     8.3                 80,196  7.1                 60,876      6.6
Interest expense               2,799     0.2                  2,192  0.2                  2,654      0.3
Income before taxes on       118,288     8.1                 78,004  6.9                 58,222      6.3
income
Provision for taxes on
income                        44,654     3.0                 29,447  2.6                 22,648      2.4
Net income                $   73,634     5.1             $   48,557  4.3               $ 35,574      3.9

Net income per common
and common equivalent
share                     $     1.33                     $     0.90                    $   0.67
Weighted average number
of common and common
equivalent shares
outstanding (000)             55,207                         53,825                      53,045






As adjusted to give
retroactive effect to
the five-for-four
common stock split
distributed March 6,
1995:
Net income per common
and common equivalent
share                     $     1.07                     $     0.72                    $0.54
Weighted average number
of common and common
equivalent shares
outstanding (000)             69,009                          67,281                   66,306

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
January 31, 1995, 1994 and 1993
(Dollars in thousands)

                                                                       Additional
                                         Preferred Common              Paid-in             Retained      Treasury
                                         Stock     Stock               Capital             Earnings      Stock
Balances, January 31,1992                $0        $11,990             $   49,642         $ 95,366       $ 6,012
Net income                                                                                  35,574
5-for-4 stock split, April 15, 1992                  2,556                                  -2,556
5-for-4 stock split, Feb. 26, 1993                   3,274                                  -3,274
Cash dividends, $.20 per common share                                                       -5,530
Reissuance of treasury stock under
employee stock incentive plans
(634,779 common shares)                                                     3,832                          -1,114
Tax benefit from exercise of options                                    3,672,220                             -17
Transfer to employee stock ownership
plan (10,221 common shares)                                                   220
Other                                                                        -120
Balances, January 31, 1993               $0        $17,820             $   57,246         $119,580       $  4,881
Net income                                                                                  48,557
5-for-4 stock split, September 17,1993               4,150                                  -4,150
5-for-4 stock split, April 15, 1994                  5,278                                  -5,278
Cash dividends, $.20 per common share                                                       -7,544
Reissuance of treasury stock under
employee stock incentive
plans(790,104 common  shares)                                               2,474                          -1,306
Tax benefit from exercise of options                                        5,796
Transfer to employee stock ownership
plan (12,979 common shares)                                                   341                             -22
Balances, January 31, 1994               $0        $27,248             $   65,857         $151,165       $  3,553
Net income                                                                                  73,634
5-for-4 stock split, March 6, 1995                   6,723                                  (6,723)
Cash dividends, $.20 per common share                                                       (9,868)
Cash dividends, $.45 per preferred
share                                                                                         (772)
Reissuance of treasury stock under
employee stock incentive plans
(1,296,797, common shares)                                                  6,702                          -2,205
Tax benefit from exercise of
options                                                                    10,581
Transfer to employee stock ownership
plan (25,314 common shares)                                                   514                             -43
Issuance of preferred stock
(1,715,742 preferred shares)              858                             199,669
Purchase of treasury stock
(8,578,710 common shares)                                                                                 200,527
Balances,January 31, 1995                $858      $33,971             $  283,323         $207,436       $201,832



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
January 31, 1995, 1994 and 1993
(Dollars in thousands)

                                           1995         1994        1993
Cash flows from operating activities:
 Net income                                $ 73,634     $48,557     $35,574
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization               17,263      11,729       8,229
 Deferred income taxes                       (1,302)     (2,072)     (2,343)
 Change in operating assets and liabilities:
  Merchandise inventories                   (96,069)    (43,199)    (44,088)
  Accounts payable                           30,637      17,013      26,243
  Accrued expenses                           13,131      10,236      14,637
  Income taxes                                6,773      (5,578)      3,713
  Other                                        (810)       (490)        748

 Net cash provided by operating activities   43,257      36,196      42,713
Cash flows used in investing activities:
 Purchase of property and equipment         (65,777)    (34,970)    (24,664)


Cash flows from financing activities:       100,710      62,009      51,320
 Repayments of short-term borrowings        (88,971)    (54,009)    (54,177)
 Repayments of long-term debt                  (944)     (1,300)     (1,298)
 Payment of cash dividends                  (10,640)     (7,544)     (5,530)
 Proceeds from exercise of stock options      8,907       3,780       4,946
 Tax benefit from stock option exercises     10,581       5,796       3,672
 Issuance of preferred stock                200,527           0           0
 Purchase of treasury stock                (200,527)          0           0
 Other                                          557         361         117

  Net cash provided by (used in) financing
  activities                                 20,200       9,093        (950)
Net increase (decrease)in cash and
 cash equivalents                            (2,320)     10,319       17,099
Cash and cash equivalents, beginning of
 year                                        35,365      25,046        7,947
Cash and cash equivalents, end of year     $ 33,045     $35,365      $25,046

Supplemental cash flow information
Cash paid during year for:
Interest                                   $  2,760     $ 1,980     $ 2,007
Income taxes                               $ 28,345     $31,542     $17,524

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Accounting Policies:
The Company sells general merchandise on a retail basis through company-owned stores. Its significant accounting policies follow:

Basis of presentation - The following notes contain references to years 1995, 1994 and 1993 which represent fiscal years ended January 31, 1995, January 31, 1994 and January 31, 1993. The consolidated financial statements include all subsidiaries. Intercompany transactions have been eliminated.

Cash and cash equivalents - Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.

Inventories - Inventories are stated at cost, using the retail last-in, first- out (LIFO) method which is not in excess of market. The excess of current cost over LIFO cost was $22.2 million, $27.0 million and $28.3 million at January 31, 1995, 1994 and 1993 respectively. The LIFO reserves decreased by $4.8 million in 1995, $1.3 million in 1994 and $0.7 million in 1993.

Preopening costs - Preopening costs for new stores are expensed as incurred.

Property and equipment - Property and equipment are recorded at cost. The Company provides for depreciation of buildings and equipment on a straight line basis over the following estimated useful lives: buildings, 25 to 39 years; furniture, fixtures and equipment, 5 to 10 years. Depreciation expense was $17.1 million, $11.6 million, and $8.1 million in 1995, 1994 and 1993, respectively.

Insurance claims provisions - The Company retains a portion of the risk for its workers' compensation, employee health insurance, general liability, property, and automobile coverages. Accordingly, provisions are made for the Company's actuarially determined estimates of future claim costs for such risks. To the extent that subsequent claim costs vary from those estimates, current earnings are charged or credited.

Net income per common and common equivalent share - Net income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding during each year, after giving effect to the assumed exercise of all dilutive stock options using the treasury stock method and the treatment of convertible preferred stock shares as common stock equivalents.
Net income per common and common equivalent shares is also presented in the accompanying consolidated statements of income on an adjusted basis, which gives retroactive effect to a five-for-four stock split declared February 6, 1995 for shareholders of record on February 23, 1995, and paid on March 6, 1995.

2.  Cash and Short-Term Borrowings:
The cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment.

Outstanding but unpresented checks totaling $48.3 million and $36.3 million at January 31, 1995 and 1994, respectively, have been included in accounts payable. Upon presentation for payment, they will be funded through available cash balances or the revolving credit/term loan agreement.

The Company had lines of credit with banks totaling $95.0 million at January 31, 1995, and $35.0 million at January 31, 1994. The lines are available for general corporate purposes and are subject to periodic review by the lending institutions which may increase or decrease the amounts available. There were no borrowings outstanding under these lines at January 31, 1995 and 1994. Additionally, the Company had a $145.0 million facility at January 31, 1995 and a $85.0 million facility at January 31, 1994 available for the issuance of letters of credit. At January 31, 1995 and 1994, the Company had outstanding letters of credit totaling $111.0 million and $69.9 million, respectively.

The Company also has a $65.0 million revolving credit/term loan agreement to be used for seasonal working capital requirements which expires in September 1995. Borrowings under this facility were $29.6 million and $18.0 million at January

31, 1995, and 1994, respectively. Interest rates on amounts borrowed under this agreement can float with the prime commercial lending rate or can be fixed not to exceed the New York certificate of deposit rate plus 0.7%, the Adjusted Eurodollar rate plus 0.45%, or the Banker's Acceptance rate plus 0.45%, all for periods of up to six months. The weighted average interest rates were 6.9% and 3.9% at January 31, 1995 and 1994, respectively.

3. Accrued Expenses:
Accrued expenses consist of the following:

(in thousands)                             1995         1994
Compensation and benefits                  $20,560      $15,011
Taxes (other than taxes on income)           6,512        6,358
Insurance                                   24,351       19,907
Other                                        9,614        6,630
Total accrued expenses                     $61,037      $47,906

4.  Income Taxes:
The provision for taxes consists of the following:

(in thousands)                           1995           1994           1993
Currently payable:
Federal                                  $40,349        $27,680        $20,935
State                                      5,607          3,839          4,056

Total current payable                     45,956         31,519         24,991

Deferred:
Federal                                   (1,103)        (1,752)        (1,944)
State                                       (199)          (320)          (399)

Total deferred                            (1,302)        (2,072)        (2,343)

Total provision                          $44,654        $29,447        $22,648

Deferred tax expense (credit) is recognized for the future tax consequences of temporary differences between the amounts reported in the Company's financial statements and the tax basis of its assets and liabilities. Primary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                  1995                   1994
(in thousands)            Assets    Liabilities  Assets   Liabilities
Inventories               $ 1,177                $1,134
Property and
equipment                           $3,382                $2,563
Accrued insurance          10,125                 8,129
Other                         483                   401

Total deferred taxes      $11,785   $3,382       $9,664   $2,563

Reconciliation of the federal statutory rate and the effective income tax rate follows:

                                    1995      1994      1993
Federal statutory rate              35.0%     35.0%     34.0%

State income taxes, net of federal
income tax benefit                  3.0       3.0       4.1

Tax credits                        (0.7)     (0.4)     (0.8)

Other                               0.5       0.2       1.6

Effective income tax rate           37.8%     37.8%     38.9%

5.Long-Term Debt:
Long-term debt consists of the following:

(in thousands)                                     1995       1994
6.6% in 1995 and 6.7% in 1994 industrial
revenue bonds payable through 1998                 $1,500     $2,000
5.8% (LIBOR plus 0.5%) in 1995 and 3.9%
(LIBOR plus 0.5%) in 1994 mortgage note payable
to Kentucky Development Finance Authority
through 1998                                        3,889      4,666
Other                                                 819        347
                                                    6,208      7,013

Less current portion                                1,441      1,302

Net long-term debt                                 $4,767     $5,711

Certain loan agreements contain restrictive covenants which, among other things, require the Company to maintain minimum amounts of tangible net worth and working capital and restrict capital expenditures, repurchases of capital stock and additional borrowings.

Approximate maturities on long-term obligations in the years ending January 31, 1996, through 2000 are (in millions): $1.4; $1.5; $1.5;
$0.8 and $0.8.

6.Commitments:
At January 31, 1995, the Company and certain subsidiaries were committed for retail store space under noncancelable operating lease agreements, requiring minimum annual rental payments of (in millions): 1996, $35.0; 1997, $27.4; 1998, $17.6; 1999, $8.8;
2000, $2.8 and $0.1 in later years. Most leases include renewal options for periods ranging from two to five years, and provisions for contingent rentals based upon a percentage of defined sales volume.

Rent expense under all operating store leases was as follows:

(in thousands)       1995      1994      1993
Minimum rentals      $35,318   $28,104   $24,403
Contingent rentals     8,391     6,247     6,063

Total rentals        $43,709   $34,351   $30,466

7.Employee Benefits:
The Company has two noncontributory defined contribution retirement plans covering substantially all employees. Expense for these plans was approximately $3.5 million, $2.6 million and $1.6 million in 1995, 1994 and 1993, respectively. The Company funds all benefit-plan costs as accrued.

8.Capital Stock:
The authorized capital stock of the Company consists of common stock and preferred stock. On February 6, 1995, the Company's Board of Directors authorized for distribution on March 6, 1995, a five-for-four common stock split to shareholders of record on February 23, 1995.

On August 22, 1994, the Company exchanged 1,715,742 shares of Series A Convertible Junior Preferred Stock for the 8,578,710 shares of Dollar General common stock owned by CTS, Inc., a personal holding company controlled by members of the Turner family, the founders of Dollar General. The Series A Convertible Junior Preferred Stock was authorized by the Board of Directors out of the authorized but unissued preferred stock approved by the Company's stockholders in 1992. The exchange, negotiated and recommended by a special committee of the Company's Board of Directors, came in response to a request from CTS, Inc. to consider a transaction to meet estate planning needs of the Turner family. The Series A convertible Junior Preferred Stock is (i)convertible into common stock pursuant to the terms and conditions set forth in the Restated Articles of Incorporation and (ii) is voted with the common stock on all matters presented to the holders of common stock. The Series A Convertible Junior Preferred Stock is not convertible at the option of the holder until August 22, 1996; however, under certain circumstances the preferred stock may be converted into common stock prior to such date. In the three years following August 22, 1996, the conversion ratio increases from 90% of the initial exchange ratio of five (5) shares of common stock for each share of Series A Convertible Junior Preferred Stock converted (adjusted for all intervening stock splits or adjustments) to 100% of the initial exchange ratio (as adjusted). Additionally, the Series A Convertible Junior Preferred Stock is not transferrable by the holders thereof.

9.  Stock Option Plans:
The Company has stock option plans under which options to purchase common stock may be granted to officers, directors and key employees. Plan activity (as adjusted for the March 6, 1995 five-for-four common stock split) is summarized below:
At January 31, 1995 and 1994, options for 1,129,958 and 794,235 shares were exercisable. At January 31, 1995 and 1994, shares available for granting of stock options under the Company's stock option plans were 908,749 and 3,077,765 shares, respectively. All unexercised options expire not later than the year 2005.

                              Shares Under Plans  Option Price Per Share
Balance, January 31, 1992     5,361,077           $1.26 to $ 6.84
Granted                       1,306,316            1.49 to  11.57
Exercised                    (1,606,570)           1.26 to   6.84
Canceled                       (526,538)           2.38 to   9.94

Balance, January 31, 1993     4,534,285            1.78 to  11.57
Granted                       2,907,980           11.57 to  17.44
Exercised                    (1,381,694)           2.38 to  10.14
Canceled                       (239,322)           2.38 to  17.20

Balance, January 31, 1994     5,821,249            1.78 to  17.44
Granted                       1,741,605           16.30 to  25.00
Exercised                    (1,777,471)           2.38 to  17.21
Canceled                       (349,182)           5.65 to  20.40

Balance, January 31, 1995     5,436,201            1.78 to  25.00

At January 31, 1995 and 1994, options for 1,129,958 and 794,235 shares were exercisable. At January 31, 1995 and 1994, shares available for granting of stock options under the Company's stock option plans were 908,749 and 3,077,765 shares, respectively. All unexercised options expire not later than the year 2005.

10.  Quarterly Financial Data (unaudited):
The following is selected unaudited quarterly financial data for the fiscal years ended January 31, 1995 and 1994. Amounts are in thousands except per share data.

Quarter                   First     Second    Third     Fourth    Year
1995:
Net Sales                 $287,086  $317,323  $359,430  $484,770  $1,448,609
Gross Profit                79,980    87,708   105,579   147,412     420,679
Net Income                   9,514    13,960    17,294    32,866      73,634
Net Income Per Share(a)       0.17      0.25      0.31      0.59        1.33
Net Income Per Share(b)       0.14      0.20      0.25      0.47        1.07

1994:
Net Sales                 $221,799  $255,564  $272,567  $383,065  $1,132,995
Gross Profit                62,489    73,006    79,705   110,798     325,998
Net Income                   5,922     9,619    10,974    22,042      48,557
Net Income Per Share(a)       0.11      0.18      0.20      0.41        0.90
Net Income Per Share(b)       0.09      0.14      0.16      0.33        0.72

(a)Based on common and common equivalent shares before adjustment for March 6, 1995, five-for-four common stock split.
(b)Based on common and common equivalent shares as adjusted to give retroactive effect to the March 6, 1995, five-for-four common stock split.

Cost of goods sold was determined in the first, second and third quarters utilizing estimates of inventory shrinkage, inflation and markdowns. Cost of goods sold for the fourth quarter includes an adjustment of these estimates based upon actual results. Such adjustments decreased fourth quarter cost of goods sold by $1.4 million in 1995 and $0.8 million in 1994. In addition, selling, general and administrative expenses in the fourth quarter of 1994 were increased by $1.5 million referable to incentive bonuses and contingent rentals which were estimated during the first three quarters.

11.  Subsequent Event
The Company's Board of Directors authorized on February 6, 1995, a five-for-four common stock split for shareholders of record on February 23, 1995, which was paid March 6, 1995.

REPORT OF INDEPENDENT ACCOUNTANTS

Dollar General Corporation
Scottsville, Kentucky

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Dollar General
Corporation and Subsidiaries as of January 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, and have issued our report thereon dated March 6, 1995.

In connection with our audit, nothing came to our attention that caused us to believe that the Company was not in compliance with any of the terms, covenants, provisions, or conditions of paragraphs 8(b), 8(c), 9(e), or 9(j) of the Guaranty Agreement dated December 1, 1985 with Wachovia Bank and Trust Company, N.A. insofar as they relate to accounting or auditing matters. However, it should be noted that our audit was not directed primarily toward obtaining knowledge of such noncompliance.

This report is intended solely for the information and use of the Board of Directors and management of Dollar General Corporation and Wachovia Bank and Trust Company, N.A. and should not be used for any other purpose.



COOPERS & LYBRAND, L.L.P.

Louisville, Kentucky
March 6, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Inapplicable.

                               PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors is incorporated herein by reference from the information contained on pages 3 through 7 and page 29, under the caption, "Compliance with Section 16(a) of the Securities Exchange Act of 1934," of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 1995. Information regarding the Company's executive officers is contained herein at Part I, pursuant to General Instruction G(3).

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the information under the captions "Executive
Compensation" and "Election of Directors - Compensation of
Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

This information is incorporated herein by reference from the information under the captions "Security Ownership of Certain
Beneficial Owners" and "Security Ownership by Officers and
Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 1995.

Item 13. Certain Relationships and Related Transactions

This information is incorporated herein by reference from the information under the caption "Transactions with Management and Others" of the Company's Proxy Statement relating to the Annual
Meeting of Stockholders to be held on June 5, 1995.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)      (1)Consolidated Financial Statements:

         The following Financial Statements are incorporated herein by reference from Part II, Item 8 of this report:

         Consolidated Balance Sheets, January 31, 1995 and 1994

         Consolidated Statements of Income for the years ended
             January 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the years ended
             January 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Equity for the years ended January 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements, and therefore, have been omitted.

(3)      Exhibits:


3   (a)       Restated Articles of Incorporation, as amended
              (incorporated by reference to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended
              January 31, 1993)
3   (b)       Bylaws as amended February 1, 1993 (incorporated by
              reference to the Annual Report on Form 10-K for the
              fiscal year ended January 31, 1993)
4             Articles V, VII and X of the Registrant's Articles
              of Incorporation (included in Exhibit 3 (a))
10  (a)       Loan Agreement dated August 19, 1992, as amended,
              by and among Dollar General Corporation, Dolgencorp,
              Inc. and NationsBank of North Carolina, N.A.
              (incorporated herein by reference to the Annual
              Report on Form 10-K for the fiscal year ended
              January 31, 1993
10   (b)      Amendments to Loan Agreement dated December 23, 1993
              and October 31, 1994

10  (c)       Exchange Agreement dated August 22, 1994, by and
              among Dollar General Corporation, Dolgencorp, Inc.
              and stockholders of C.T.S., Inc. (incorporated by
              reference to the Registrant's Current Report on Form
              8-K dated August 22, 1994, Exhibit 10.1)
10  (d)       Registration Rights Agreement dated August 22, 1994
              by and among Dollar General Corporation, Turner
              Children Trust dated January 21, 1980, Cal Turner,
              Jr., James Stephen Turner, Laura Jo Douglas and
              Elizabeth Turner Campbell (incorporated by reference to the Registrant's current Report on Form 8-K dated
              August 22, 1994, Exhibit 10.2)

MANAGEMENT CONTRACT OR COMPENSATORY PLANS

10  (e)       Dollar General Corporation 1988 Outside Directors'
              Stock Option Plan, as amended, (incorporated herein
              by reference to the Registrant's definitive Proxy
              Statement for the Annual Meeting of Stockholders
              held June 13, 1989)
10  (f)       Dollar General Corporation 1989 Employee Stock
              Incentive Plan, as amended (incorporated herein by
              reference to the Registrant's definitive Proxy
              Statement for the Annual Meeting of Stockholders
              held June 13, 1989)
10  (g)       1993 Employee Stock Incentive Plan (incorporated
              herein by reference to the Registrant's definitive
              Proxy Statement for the Annual Meeting of
              Stockholders held June 7, 1993)
10  (h)       1993 Outside Directors' Stock Option Plan
              (incorporated herein by reference to the
              Registrant's definitive Proxy  Statement for the
              Annual Meeting of Stockholders held June 7, 1993)
10  (i)       1995 Employee Stock Incentive Plan (incorporated
              herein by reference to the Registrant's definitive
              Proxy Statement for the Annual Meeting of
              Stockholders to be held June 5, 1995)
10  (j)       1995 Outside Directors'Stock Option Plan
              (incorporated herein by reference to the
              Registrant's definitive Proxy  Statement
              for the Annual Meeting of Stockholders to be held
              June 5, 1995)
11            Statement re: Computation of Earnings Per Share
13            Annual Report to Stockholders
22            Subsidiaries of the Registrant
23            Consent of Independent Accountants

(b) No report on Form 8-K was filed by the Company during the last quarter of fiscal 1995.
      29
SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DOLLAR GENERAL CORPORATION

Date:  April 28, 1995    By:  /s/Cal Turner, Jr
Cal Turner, Jr.,President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Name
Title
Date


/s/Cal Turner, Jr.
   CAL TURNER, JR.
Chairman of the Board,
President and Chief
Executive Officer (Principal
Executive Officer)
April 28,
1995


/s/C. Kent Garner
   C. KENT GARNER
Vice President and Chief
Financial Officer (Principal
Financial and Accounting
Officer)
April 28,
1995



/s/Cal Turner
   CAL TURNER


Director

April 28,
1995


/s/Wallace N. Rasmussen
   WALLACE N. RASMUSSEN

Director
April 28,
1995


/s/John B. Holland
   JOHN B. HOLLAND

Director
April 28,
1995


/s/James D. Cockman
   JAMES D. COCKMAN

Director
April 28,
1995


/s/William S. Wire, II
   WILLIAM S. WIRE, II

Director
April 28,
1995


/s/James L. Clayton
   JAMES L. CLAYTON

Director
April 28,
1995


/S/Reginald D. Dickson
REGINALD D. DICKSON
Director
April 28,
1995



/s/David M. Wilds
   DAVID M. WILDS


Director

April 28,
1995

INDEX TO EXHIBITS


3   (a)       Restated Articles of Incorporation, as amended
              (incorporated by reference to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended
              January 31, 1993)
3   (b)       Bylaws as amended February 1, 1993 (incorporated by
              reference to the Annual Report on Form 10-K for the
              fiscal year ended January 31, 1993)
4             Articles V, VII and X of the Registrant's Articles
              of Incorporation (included in Exhibit 3 (a))
10  (a)       Loan Agreement dated August 19, 1992, as amended,
              by and among Dollar General Corporation, Dolgencorp,
              Inc. and NationsBank of North Carolina, N.A.
              (incorporated herein by reference to the Annual
              Report on Form 10-K for the fiscal year ended
              January 31, 1993
10   (b)      Amendments to Loan Agreement dated December 23, 1993
              and October 31, 1994
10  (c)       Exchange Agreement dated August 22, 1994, by and
              among Dollar General Corporation, Dolgencorp, Inc.
              and stockholders of C.T.S., Inc. (incorporated by
              reference to the Registrant's Current Report on Form
              8-K dated August 22, 1994, Exhibit 10.1)
10  (d)       Registration Rights Agreement dated August 22, 1994
              by and among Dollar General Corporation, Turner
              Children Trust dated January 21, 1980, Cal Turner,
              Jr., James Stephen Turner, Laura Jo Douglas and
              Elizabeth Turner Campbell (incorporated by reference to the Registrant's current Report on Form 8-K dated
              August 22, 1994, Exhibit 10.2)

MANAGEMENT CONTRACT OR COMPENSATORY PLANS

10  (e)       Dollar General Corporation 1988 Outside Directors'
              Stock Option Plan, as amended, (incorporated herein
              by reference to the Registrant's definitive Proxy
              Statement for the Annual Meeting of Stockholders
              held June 13, 1989)
10  (f)       Dollar General Corporation 1989 Employee Stock
              Incentive Plan, as amended (incorporated herein by
              reference to the Registrant's definitive Proxy
              Statement for the Annual Meeting of Stockholders
              held June 13, 1989)
10  (g)       1993 Employee Stock Incentive Plan (incorporated
              herein by reference to the Registrant's definitive
              Proxy Statement for the Annual Meeting of
              Stockholders held June 7, 1993)
10  (h)       1993 Outside Directors' Stock Option Plan
              (incorporated herein by reference to the
              Registrant's definitive Proxy  Statement for the
              Annual Meeting of Stockholders held June 7, 1993)
10  (i)       1995 Employee Stock Incentive Plan (incorporated
              herein by reference to the Registrant's definitive
              Proxy Statement for the Annual Meeting of
              Stockholders to be held June 5, 1995)
10  (j)       1995 Outside Directors'Stock Option Plan
              (incorporated herein by reference to the
              Registrant's definitive Proxy  Statement
              for the Annual Meeting of Stockholders to be held
              June 5, 1995)
11            Statement re: Computation of Earnings Per Share
13            Annual Report to Stockholders
22            Subsidiaries of the Registrant
23            Consent of Independent Accountants