Form 10-K/A
period 1995-01-31
DOLLAR GENERAL CORP
filed 1995-05-04
CIK 29534

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

CONSOLIDATED STATEMENTS OF CASH FLOWS
January 31, 1995, 1994 and 1993
(Dollars in thousands)

                                           1995         1994        1993
Cash flows from operating activities:
 Net income                                $ 73,634     $48,557     $35,574
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization               17,263      11,729       8,229
 Deferred income taxes                       (1,302)     (2,072)     (2,343)
 Change in operating assets and liabilities:
  Merchandise inventories                   (96,069)    (43,199)    (44,088)
  Accounts payable                           30,637      17,013      26,243
  Accrued expenses                           13,131      10,236      14,637
  Income taxes                                6,773      (5,578)      3,713
  Other                                        (810)       (490)        748

 Net cash provided by operating activities   43,257      36,196      42,713
Cash flows used in investing activities:
 Purchase of property and equipment         (65,777)    (34,970)    (24,664)


Cash flows from financing activities:
 Issuance of short-term borrowings          100,710      62,009      51,320
 Repayments of short-term borrowings        (88,971)    (54,009)    (54,177)
 Repayments of long-term debt                  (944)     (1,300)     (1,298)
 Payment of cash dividends                  (10,640)     (7,544)     (5,530)
 Proceeds from exercise of stock options      8,907       3,780       4,946
 Tax benefit from stock option exercises     10,581       5,796       3,672
 Issuance of preferred stock                200,527           0           0
 Purchase of treasury stock                (200,527)          0           0
 Other                                          557         361         117

  Net cash provided by (used in) financing
  activities                                 20,200       9,093        (950)
Net increase (decrease)in cash and
 cash equivalents                            (2,320)     10,319       17,099
Cash and cash equivalents, beginning of
 year                                        35,365      25,046        7,947
Cash and cash equivalents, end of year     $ 33,045     $35,365      $25,046

Supplemental cash flow information
Cash paid during year for:
Interest                                   $  2,760     $ 1,980     $ 2,007
Income taxes                               $ 28,345     $31,542     $17,524

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT ACCOUNTS
To the Shareholders and Board of Directors
Dollar General Corporation, Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and Subsidiaries as of January 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and Subsidiaries as of January 31, 1995, and 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1995 in conformity with generally accepted accounting principles.

/s/: Coopers & Lybrand L.L.P.
Louisville, Kentucky
March 6, 1995

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        DOLLAR
GENERAL CORPORATION

Date:  April 28, 1995                      By:          /s/Cal
Turner, J

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