Form 10-Q
period 1995-04-30
DOLLAR GENERAL CORP
filed 1995-06-14
CIK 29534

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of April 30, 1995

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

The number of shares of common stock outstanding at April 30, 1995 was 67,942,306.

                     Dollar General Corporation

                             Form 10-Q

                For the Quarter Ended April 30, 1995

                               Index

Part I.  Financial Information                        Page No.
     Item 1.   Financial Statements (unaudited):

          Consolidated Statements of Income
          for the three months ended April 30,
          1995 and 1994                                3

          Consolidated Balance Sheets as of
          April 30, 1995, January 31, 1995 and
          April 30, 1994                               4

          Consolidated Statements of Cash Flows
          for the three months ended April 30, 1995
          and 1994                                     5

          Notes to Consolidated Financial Statements   6-7

     Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                   8-9

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K        10

Signatures                                             11

                   PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

            DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
         For the three months ended April 30, 1995 and 1994
              (in thousands except per share amounts)
                            (unaudited)

                                        April 30, 1995           April 30, 1994
Net Sales                               $343,392                 $287,086
Cost of goods sold                       247,111                  207,106
     Gross Profit                         96,281                   79,980
     Selling, general and
     administrative expense               76,325                   64,304
     Operating profit                     19,956                   15,676
Interest expense                           1,133                      392
Income before taxes on
     income                               18,823                   15,284
Provision for taxes on
     income                                7,247                    5,770
  Net income                              11,576                    9,514
Net income per common and common
  equivalent share                      $    .17                 $    .14
Weighted average number of common and
 common equivalent shares outstanding     69,907                   68,444
Cash dividends per share
  As declared                           $    .05                 $    .05
Adjusted to give retroactive
  effect to the five-for-four
  common stock split
  distributed on March 6, 1995          $    .05                 $    .04

The accompanying notes are an integral part of this statement.

            DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
     As of April 30, 1995, January 31, 1995 and April 30, 1994
                           (in thousands)


     ASSETS                                   April 30,      January 31,    April 30,
                                              1995           1995           1994
Current Assets:
   Cash and cash equivalents                  $ 41,145       $ 33,045       $ 30,282
   Merchandise inventories                     419,951        356,111        304,242
   Deferred income taxes                        12,277         11,785          9,893
   Other current assets                         13,533          9,212          8,465
   Income Taxes                                      0              0            679
      Total current assets                     486,906        410,153        353,561
Property & Equipment, at cost                  196,700        187,360        132,492
   Less: Accumulated depreciation               67,129         62,108         50,935
                                               129,571        125,252         81,557
Other Assets                                     5,535          5,463          4,684
                                              $622,012       $540,868       $439,802

    LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of
   long-term debt                             $  1,442       $  1,441       $  1,303
   Short-term borrowings                        96,487         29,600         27,000
   Accounts payable                            122,772        111,675        101,060
   Accrued expenses                             53,486         61,037         46,547
   Income Taxes                                  6,001          5,210              0
      Total current liabilities                280,188        208,963        175,910
Long-term debt                                   3,857          4,767          4,801
Deferred income taxes                            3,382          3,382          2,563
Shareholders' equity:
   Preferred stock                                 858            858              0
   Common stock                                 33,971         33,971         27,248
   Additional paid-in capital                  286,047        283,323         73,861
   Retained earnings                           225,160        207,436        158,031
                                               536,056        525,588        259,140
   Less treasury stock                         201,451        201,832          2,612
                                               334,585        323,756        256,528
                                              $622,012       $540,868       $439,802

The accompanying notes are an integral part of this statement.

            DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the three months ended April 30, 1995 and 1994
                           (in thousands)
                            (unaudited)

                                                   April 30, 1995      April 30, 1994
Cash flows from operating activities:
 Net income                                        $  11,576           $   9,514
 Adjustments to reconcile new income
    to net cash provided by operating
    activities:
    Depreciation and amortization                      5,405               3,684
    Deferred income taxes                          (     492)          (     229)
   Change in operating assets and
    liabilities:
     Merchandise inventories                       (  63,840)          (  44,200)
     Accounts payable, trade                          11,097              20,022
     Accrued expenses                              (   7,551)          (   1,359)
     Income taxes                                        791                 884
     Other                                         (   3,194)                138
     Net cash provided (used) by
      operating activities                         (  46,215)          (  11,546)
Cash flows used in investing activities:
      Purchase of property & equipment             (  10,922)          (   7,922)
Cash flows provided by financing activities:
   Issuance of short-term borrowings                  67,117              17,000
   Repayments of short-term borrowings             (     230)          (   8,000)
   Repayments of long-term debt                    (     909)          (     909)
   Payments of cash dividends                      (   3,846)          (   2,648)
   Proceeds from exercise of stock
    options                                            1,612               4,780
   Tax benefits from exercise of stock
    options                                            1,463               4,162
   Net cash provided by financing
    activities                                        65,237              14,385
Net increase (decrease) in cash
   and equivalents                                     8,100           (   5,083)

Cash and cash equivalents at
   beginning of year                                  33,045              35,365
Cash and cash equivalents at
   end of period                                   $  41,145           $  30,282

The accompanying notes are an integral part of this statement.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.  Basis of Presentation

 The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of the quarterly report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended January 31, 1995 for additional information.

 The accompanying financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. All subsidiaries are included. In management's opinion, all adjustments (which are solely of a normal recurring nature) necessary for a fair presentation of the results of operations for the three month periods ended April 30, 1995 and 1994, respectively, have been made.

 Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.  Net Income Per Common Share

 Net income per common and common equivalent share is based upon the actual weighted average number of common shares outstanding during each period plus the assumed exercise of dilutive stock options as follows:

                                     Three Months
                                    Ended April 30,
                                    Shares (000's)

                                         1995      1994
Actual weighted average number of
  shares outstanding during
  the period                             56,553    65,765

Common Stock Equivalents:
  Dilutive effect of stock options
  using the "Treasury Stock Method"       2,631     2,679

  1,715,742 shares Convertible
  Preferred Stock Issued August 22,
  1994                                   10,723         0

Weighted Average Shares                  69,907    68,444

3.  Changes in shareholder's equity for the three months ended
April 30, 1995 and 1994 were as follows (dollars in thousands except per share amounts):

                                                                  Additional
                                         Preferred Common         Paid-In   Retained  Treasury
                                         Stock     Stock          Capital   Earnings  Stock
Balances, January 31, 1994               $  0      $27,248        $ 65,857  $151,165  $  3,553
  Net income                                                         9,514
  Cash dividend, $.05 per
  common share, as declared                                                 (  2,648)
  Reissuance of treasury
  stock under employee stock
  incentive plans                                                    3,842            (    941)
  Tax benefit from exercise
  of options                                                         4,162

Balances, April 30, 1994                 $  0      $27,248        $ 73,861  $158,031  $  2,612
Balances, January 31, 1995               $858      $33,971        $283,323  $207,436  $201,832
  Net Income                                                                  11,576
  Cash dividend, $.05 per
  common share, as declared                                                 (  3,370)
  Cash dividend, $.28 per                                                   (    482)
    preferred share
 Reissuance of treasury
  stock under employee stock
  incentive plans                                                    1,231            (    381)
  Tax benefit form exercise
 of options                                                          1,493

Balances, April 30, 1995                 $858      $ 33,971       $286,047  $215,160  $201,451

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 The nature of the Company's business is seasonal. Historically, sales in the fourth quarter have been significantly higher than sales achieved in each of the first three quarters of the fiscal year. Thus, expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, comparing any period to other than the same period of the previous year will not reflect the seasonal nature of the Company's business.

 NET SALES. Net sales for the first three months of fiscal 1996 increased $56.3 million, or 19.6%, to $343.4 million from $287.1 million for the comparable period of fiscal 1995. The increase resulted from 321 net additional stores being in operation as of April 30, 1995 as compared with the same prior year period and an increase of 4.8% in same-store sales as compared with the 15.8% increase in the same period last year. The Company regards same stores as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same-store sales increase is a continued reflection of the success of its everyday low price strategy and merchandise selection. The Company's sales mix shifted in favor of hardlines which accounted for 69% of sales compared to softlines' 31% of sales versus 65% and 35%, respectively, in the first quarter of fiscal 1995. In the first quarter of fiscal 1996, the Company opened 111 stores, closed
8 stores and ended the quarter with a total 2,162 stores.

 GROSS PROFIT. Gross profit for the first three months of fiscal 1996 was $96.3 million, or 28.04% of net sales, compared to $80.0 million, or 27.90% of net sales, for the comparable period in the prior fiscal year. The increase resulted from higher beginning inventory margins, greater purchase discounts and lower markdowns which more than offset increased distribution costs related to the start-up of the Ardmore, Oklahoma distribution center. Allowance for shrinkage of 2.06% was up slightly from 1.94% a year ago and the LIFO charge of 0.17% was essentially unchanged from 0.15% in the same period last year. Cost of goods sold is determined in the first, second and third quarters utilizing estimates of inventory markdowns, shrinkage and inflation. Adjustments of these estimates based upon actual results are included in cost of goods sold in the fourth quarter.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Operating expenses for the quarter equaled $76.3 million, or 22.2% of sales, compared with $64.3 million, or 22.4% of sales, in the same period last year. Operating expenses as a percentage of sales decreased principally as a result of lower advertising and self-insurance reserve costs which more than offset higher labor, rent and depreciation costs.

 INTEREST EXPENSE. Interest expense increased 189.0% to $1.1 million for the first three months of fiscal 1996 from $0.4 million for the comparable prior year period. The increase resulted from both greater average short-term borrowings and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

 Cash flows from operating activities - Cash flows used in operating activities totaled $46.2 million during the first quarter of fiscal 1996 compared with $11.5 million in the first quarter of fiscal 1995. This increased use of cash is primarily the result of the build up in inventories by $63.8 million ($44.2 million in the prior year), being only partially offset by an $11.1 million increase in accounts payable $20.0 million in prior year). Inventories increased sharply as a result of operating 321 more stores, stocking the new Ardmore distribution center, increased imported merchandise in transit, and inventory to support the May, 1995 circular.

 Cash flows from investing activities - Cash used for capital expenditures during the first quarter increased $3.0 million to $10.9 million as compared to $7.9 million in the comparable period in 1995. The current year expenditures result principally from opening 111 new stores, remodeling and relocating 161 stores, and purchasing additional distribution trailers.

 Cash flows from financing activities - The Company's short-term borrowings during the first quarter of fiscal 1996 increased $67.1 million to $96.5 million compared with an increase of $9.0 million to $27.0 million during the same period of the prior fiscal year. The increased short-term borrowings were due to the cash used in operating activities and capital expenditures discussed above.

 Because the Company emphasizes seasonal events, such as Christmas and back-to-school, its working capital requirements vary significantly during the year. Bank credit facilities equaled $150.0 million at April 30, 1995 ($65 million revolving credit/term loan facility plus $85.0 million in seasonal lines of credit). The Company had seasonal line of credit borrowings of $31.5 million and $0.0 million as of April 30, 1995 and 1994, respectively. The Company believes it can continue to meet its seasonal working capital and capital expenditure requirements through cash flows provided by operating activities supplemented by the revolving credit/term loan facility and credit lines. The Company is currently renegotiating to increase its revolving credit/term loan facility from $65.0 million to $170.0 million. The new agreement is expected to be executed by June 30, 1995.

 The Company's liquidity position is set forth in the following table (dollar amounts in thousands):

                                    April 30, 1995 January 31, 1995    April 30, 1994
Current ratio                       1.7x           2.0x                2.0x
Total debt/equity                   30.3%          11.1%               12.9%
Long-term debt/equity               1.1%           1.5%                1.9%
Working capital                     $207,638       $201,190            $177,651
Average daily use of debt:
   (fiscal year-to-date)
    Short-term                      $ 66,301       $ 51,528            $ 28,876
    Long-term                          5,163          6,035               6,488
    Total                           $ 71,464       $ 57,563            $ 35,364
Maximum outstanding
   Short-term debt
   (fiscal year-to-date)            $ 99,119       $116,712            $ 35,000

                    PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

     (b) No reports on Form 8-K have been filed during the quarter ended April 30, 1995.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DOLLAR GENERAL CORPORATION
                            (Registrant)



Date: June 13, 1995         By:/s/: C. Kent Garner
                            C. Kent Garner,
                            Vice President,Treasurer and
                            Chief Financial Officer