Form 10-Q/A
period 1995-04-30
DOLLAR GENERAL CORP
filed 1995-07-12
CIK 29534

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                      FORM 10-Q (Amendment #1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 - Amendment #1

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
     As of April 30, 1995, January 31, 1995 and April 30, 1994
                           (in thousands)


     ASSETS                                  April 30,      January 31,     April 30,
                               1995           1995                     1994
Current Assets:
   Cash and cash equivalents   $ 41,145       $ 33,045            $ 30,282
   Merchandise inventories                     419,951        356,111        304,242
   Deferred income taxes                        12,277         11,785          9,893
   Other current assets                         13,533          9,212          8,465
   Income Taxes                                      0              0            679
      Total current assets                     486,906        410,153        353,561
Property & Equipment, at cost                  196,700        187,360        132,492
   Less: Accumulated depreciation               67,129         62,108         50,935
                                129,571        125,252              81,557
Other Assets                                     5,535          5,463          4,684
                               $622,012       $540,868            $439,802

    LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of
   long-term debt                             $  1,442       $  1,441       $  1,303
   Short-term borrowings                        96,487         29,600         27,000
   Accounts payable                            122,772        111,675        101,060
   Accrued expenses                             53,486         61,037         46,547
   Income Taxes                                  6,001          5,210              0
      Total current liabilities                280,188        208,963        175,910
Long-term debt                                   3,857          4,767          4,801
Deferred income taxes                            3,382          3,382          2,563
Shareholders' equity:
   Preferred stock                                 858            858              0
   Common stock                                 33,971         33,971         27,248
   Additional paid-in capital   286,047        283,323              73,861
   Retained earnings                           215,160        207,436        158,031
                                536,056        525,588             259,140
   Less treasury stock                         201,451        201,832          2,612
                                334,585        323,756        256,528
                               $622,012       $540,868            $439,802

The accompanying notes are an integral part of this statement.

            DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the three months ended April 30, 1995 and 1994
                           (in thousands)
                            (unaudited)

                                    April 30, 1995      April 30, 1994
Cash flows from operating activities:
 Net income                                        $  11,576           $   9,514
 Adjustments to reconcile new income
    to net cash provided by operating
    activities:
    Depreciation and amortization                      5,405               3,684
    Deferred income taxes                          (     492)          (     229)
   Change in operating assets and
    liabilities:
     Merchandise inventories                       (  63,840)          (  44,200)
     Accounts payable, trade                          11,090              20,022
     Accrued expenses                              (   7,551)          (   1,359)
     Income taxes                                        791                 884
     Other                                         (   3,194)                138
     Net cash provided (used) by
      operating activities                         (  46,215)          (  11,546)
Cash flows used in investing activities:
      Purchase of property & equipment             (  10,922)          (   7,922)
Cash flows provided by financing activities:
   Issuance of short-term borrowings                  67,117              17,000
   Repayments of short-term borrowings             (     230)          (   8,000)
   Repayments of long-term debt                    (     909)          (     909)
   Payments of cash dividends                      (   3,846)          (   2,648)
   Proceeds from exercise of stock
    options                                            1,612               4,780
   Tax benefits from exercise of stock
    options                                            1,463               4,162
   Net cash provided by financing
    activities                                        65,237              14,385
Net increase (decrease) in cash
   and equivalents                                     8,100           (   5,083)

Cash and cash equivalents at
   beginning of year                                  33,045              35,365
Cash and cash equivalents at
   end of period                                   $  41,145           $  30,282

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