Form 10-Q
period 1995-07-31
DOLLAR GENERAL CORP
filed 1995-09-14
CIK 29534

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

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

The number of shares of common shares outstanding at September 8, 1995 was 57,514,191.
      2
                    Dollar General Corporation

                            Form 10-Q

               For the Quarter Ended July 31, 1995

                              Index

Part I.   Financial Information                                   Page No.

 Item 1.   Financial Statements (unaudited):

           Consolidated Statements of
           Income for the three months and six
           months ended July 31, 1995 and 1994                    3

           Consolidated Balance Sheets as of
           July 31, 1995, January 31, 1995 and
           July 31, 1994                                4

           Consolidated Statements of Cash Flows for
           the six months ended July 31, 1995
           and 1994                                     5

             Notes to Consolidated Financial
           Statements                                        6-7

 Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                        8-10


Part II.  Other Information

 Item 4.   Submission of Matters to a Vote of
           Security Holders                                  11

 Item 6.   Exhibits and Reports on Form 8-K                       11

Signatures                                                        12

                  PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


           DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
 For the three months and six months ended July 31, 1995 and 1994
             (in thousands except per share amounts)
                           (unaudited)

                                  Three Months        Six Months
                                 1995        1994        1995      1994
Net sales                      $408,204    $317,323     $751,596   $604,409
Cost of goods sold              294,259     229,615      541,370    436,721

   Gross profit                 113,945      87,708       10,226    167,688

Selling, general and
   administrative expense        83,415      64,636      159,740    128,940

   Operating profit              30,530      23,072       50,486     38,748

Interest expense                  1,765         647        2,898      1,039
   Income before taxes
   on income                     28,765      22,425       47,588     37,709

Provision for taxes on income    11,074       8,465       18,321     14,235

 Net income                      17,691      13,960       29,267     23,474

Net income per common share    $    .25    $    .20     $    .42   $    .34

Weighted average number of
   common shares outstanding     70,312      68,839       70,109     68,643

Cash dividends per common
   share as declared           $    .05    $    .05     $    .10   $    .10

   Adjusted to give retroactive
   effect to the five-for-four
   stock split distributed on
   March 6, 1995               $    .05    $    .04     $    .10   $    .08

The accompanying notes are an integral part of this statement.

           DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
     As of July 31, 1995, January 31, 1995 and July 31, 1994
                          (in thousands)

 ASSETS                             July 31,   January 31,  July 31,
                                      1995        1995       1994
Current assets:
   Cash and cash equivalents        $ 13,971    $ 33,045  $ 26,764

   Merchandise inventories           462,642     356,111   332,551

   Deferred income taxes              10,925      11,785    10,808

   Other current assets               14,101       9,212    10,757

   Income taxes                            0           0     2,215

     Total current assets            501,639     410,153   383,095

Property & equipment, at cost        212,379     187,360   147,779

   Less: Accumulated depreciation     72,631      62,108    54,580

                                     139,748     125,252    93,199

Other Assets                           5,569       5,463     4,719

                                      $646,956  $540,868  $481,013


 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term
   debt                               $  1,483  $  1,441  $  1,303

   Short-term borrowings               124,501    29,600    62,000

   Accounts payable                     93,557   111,675    91,515

   Accrued expenses                     52,859    61,037    49,418

   Income taxes                          3,709     5,210         0

 Total current liabilities             276,109   208,963   204,236

Long-term debt                           3,598     4,767     4,669

Deferred income taxes                    3,382     3,382     2,563

Shareholders' equity:
   Preferred stock                         858       858         0
   Common stock                         33,971    33,971    27,248
   Additional paid-in capital          299,304   283,323    75,372
   Retained earnings                   229,868   207,436   169,308

                                       564,001   525,588   271,928

   Less treasury stock                 200,134   201,832     2,383
                                       363,867   323,756   269,545
                                      $646,956  $540,868  $481,013

The accompanying notes are an integral part of this statement.

           DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the six months ended July 31, 1995 and 1994
                          (in thousands)
                           (unaudited)

                                        July 31,    July 31,
                                         1995        1994
Cash flows from operating activities:
   Net income                                $  29,267    $ 23,474
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization              11,395        7,805
     Deferred income taxes                         860      ( 1,144)
   Change in operating assets and liabilities:
     Merchandise inventories                  (106,531)    (72,509)
     Accounts payable                         ( 18,118)     10,475
     Accrued expenses                         (  8,178)      1,512
     Income taxes                             (  1,501)    (   652)
     Other current assets                     (  4,889)    ( 2,360)
     Other                                         904         337

     Net cash used by operating activities    ( 96,791)       (33,060)

Cash flows used in investing activities:
   Purchase of property & equipment           ( 26,902)       (23,852)

Cash flows provided by financing activities:
   Issuance of short-term borrowings           124,501         52,000
   Repayments of short-term borrowings        ( 29,600)       ( 8,000)
   Repayments of long-term debt               (  1,126)       ( 1,041)
   Payments of cash dividends                 (  6,835)       ( 5,333)
   Proceeds from exercise of stock options      11,338          5,899
   Tax benefits from exercise of stock options   6,341          4,786

     Net cash provided by financing
      activities                               104,619         48,313

Net decrease in cash and equivalents         (  19,074)      (  8,601)
Cash and cash equivalents at
  beginning of year                             33,045         35,365

Cash and cash equivalents at end of period   $  13,971       $ 26,764

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

   The accompanying financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. All subsidiaries are included. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results of operations for the three- month and six-month periods ended July 31, 1995 and 1994, respectively have been made.

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

2. Net Income Per Common Share

   Net income per common share is based upon the actual weighted average number of common shares outstanding during each period plus the assumed exercise of dilutive stock options as follows:

                                 Three Months           Six Months
                                 Ended July 31          Ended July 31
                                              Shares (000's)
                                    1995      1994      1995      1994
Actual weighted average number
  of common shares outstanding
  during the period                 57,134    66,329    56,843    66,048

Common Stock Equivalents:
  Dilutive effect of stock options
  using the "Treasury Stock
  Method"                            2,455     2,510     2,543     2,595

  1,715,742 shares Convertible
  Preferred Stock Issued August 22,
  1994                              10,723         0    10,723         0

Weighted Average Shares             70,312    68,839    70,109    68,643

3. Changes in shareholder's equity for the six months ended July 31, 1995 and 1994 were as follows (in thousands except per share amounts):

                                               Additional
                            Preferred  Common    Paid-In  Retained  Treasury
                             Stock     Stock     Capital  Earnings   Stock

Balances, January 31, 1994    $    0   $ 27,248  $ 65,857  $151,165  $  3,553
  Net income                                                 23,474
  Cash dividend, $.10 per                                 (   5,331)
  common share, as
  declared

  Reissuance of treasury
    stock under employee
    stock incentive plans                           4,729            (  1,170)

  Tax benefit from exercise
    of options               ______    ________     4,786  ________   _______

Balances, July 31, 1994       $    0   $ 27,248  $ 75,372  $169,308   $  2,383


Balances, January 31, 1995    $ 858    $ 33,971  $283,323  $207,436   $201,832

  Net income                                                 29,267

  Cash dividend, $.10 per
    common share, as
    declared                                               (  5,871)

  Cash dividend, $.56 per
    preferred share                                        (    964)

  Reissuance of treasury
    stock under employee
    stock incentive plans                           9,640             (  1,698)

  Tax benefit from exercise
    Of options               ______    _______      6,341  ________   _______

Balances, July 31, 1995      $  858    $ 33,971  $299,304  $229,868   $200,134

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 The nature of the Company's business is seasonal. Historically, sales in the fourth quarter have been significantly higher than sales achieved in each of the first three quarters of the fiscal year which ends January 31st. Thus, expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Due to the seasonal nature of the business, current year periods are most accurately evaluated by comparison to the same periods in prior years.

Six months ended July 31, 1995 and 1994.

      NET SALES. Net sales for the first six months of fiscal 1996 increased $147.2 million, or 24.35% to $751.6 million from $604.4 million for the comparable period of fiscal 1995. The increase resulted primarily from 367 net additional stores being in operation as of July 31, 1995 as compared with the same prior-year period and an increase of 7.8% in same-store sales. In the first six months of fiscal 1996, the Company opened 218 stores, closed 17 stores and ended the period with a total of 2,260 stores. However, the same-store sales increase for the first six months of fiscal 1996 of 7.8% is down from a 13.4% increase in the comparable six-month period of fiscal 1995.

 The Company regards same stores as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same-store sales increase is a continued reflection of the success of its everyday low price strategy and merchandise selection. The reduction in the percentage increase in same-store sales in the first six months of fiscal 1996 as compared to the comparable period in fiscal 1995 is primarily the result of constraints in shipping merchandise to the stores related to the start up of the Ardmore distribution center. The Company's sales mix further shifted in the first six months of fiscal 1996 in favor of hardlines, which accounted for 69% of the sales, compared to softlines' 31% of sales versus 65% and 35%, respectively, in the first six months of fiscal 1995.

 GROSS PROFIT. Gross profit for the first six months of fiscal 1996 was $210.2 million, or 27.97% of net sales, compared to $167.7 million, or 27.74% of net sales, for the comparable period in the prior fiscal year. The increase resulted from higher beginning inventory margins and lower markdowns which more than offset increased distribution costs related to the start-up of the Ardmore, Oklahoma distribution center. Shrinkage allowances and LIFO charges were essentially unchanged from the same period last year. Cost of goods sold is determined in the first, second and third quarters utilizing estimates of inventory markdowns, shrinkage and inflation. Adjustment of these estimates based upon actual results are included in cost of goods sold in the fourth quarter.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Operating expenses for the period equaled $159.7 million, or 21.25% of sales, compared with $128.9 million, or 21.33% of sales, in the same period last year. Operating expenses as a percentage of sales decreased principally as a result of lower self-insurance reserves and employee benefit and bonus accruals, which more than offset higher advertising, rent and depreciation costs.

 INTEREST EXPENSE. Interest expense increased 178.9% to $2.9 million for the first six months of fiscal 1996 from $1.0 million for the comparable prior year period. The increase resulted primarily from greater average short-term borrowings as well as higher interest rates. Average short-term borrowings were $84.9 million and $38.3 million for the respective six-month periods of fiscal 1996 and 1995.

Three months ended July 31, 1995 and 1994.

 NET SALES. Net sales in the second quarter of fiscal 1996 increased $90.9 million or 28.6%, to $408.2 million from $317.3 million for the same period in fiscal 1995. The increase resulted from a same-store sales increase of 10.6% and the operation of more than 367 additional stores.

 GROSS PROFIT. Gross profit as a percentage of sales was 27.91% in the second quarter of fiscal 1996 as compared to 27.64% for the comparable period in fiscal 1995. This increase was the result of the same factors affecting gross profit for the six-month period.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $18.8 million or 29.05% in the second quarter of fiscal 1996 as compared to fiscal 1995. As a percentage of sales, selling, general and administrative expense increased to 20.43% for the second quarter of fiscal 1996 from 20.37% for the same period in the previous year. Operating expenses as a percentage of sales increased principally as a result of higher advertising, rent, and depreciation costs which were partially offset by lower self-insurance reserves and employee benefit and bonus accruals.

 INTEREST EXPENSE. Interest expense for the second quarter of fiscal 1996 increased 172.8%, to $1.8 million from $0.6 million, from the comparable period in fiscal 1995 due to greater average borrowings and higher interest rates. Average short-term borrowings were $102.9 million and $47.4 million for the respective three-month periods of fiscal 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operating activities. Cash used in operating activities totaled $96.8 million during the first six months of fiscal 1996 compared to $33.1 million in the same period last year. This increased use of cash is primarily the result of a $106.5 million increase in inventories since fiscal year end 1995, $34.0 million more than in the same period last year, and an $18.1 million reduction in trade payables, which is a $28.5 million adjustment from the same period last year. The increase in merchandise inventories is the result of operating 367 more stores, stocking the new Ardmore distribution center, increased imported merchandise in transit, and inventory necessary to support the back to school season.

   Cash flows from investing activities. Cash used for capital expenditures during the first six months of fiscal 1996 increased $3.0 million to $26.9 million as compared to $23.9 million in the comparable period in 1995. The current year expenditures result principally from opening 218 new stores this year versus 115 last year, remodeling and relocating 235 stores this year versus 105 last year, and purchasing additional distribution trailers versus constructing the Ardmore distribution center last year.

    Cash flows from financing activities. The Company's short-term borrowings during the first six months of fiscal 1996 increased $94.9 million to $124.5 million compared with an increase of $44.0 million to $62.0 million during the same period of the prior fiscal year. The increase in short-term borrowings is required to fund the cash used in operating activities and for the capital expenditures discussed above.

      Because the Company emphasizes seasonal events, such as Christmas and back-to-school, its working capital requirements vary significantly during the year. Bank credit facilities equaled $270.0 million at July 31, 1995 ($170.0 million revolving credit/term loan facility plus $100.0 million seasonal lines of credit). The Company successfully renegotiated an increase in its revolving credit/term loan facility from $65.0 million to $170.0 million during June 1995. The Company had no seasonal line of credit borrowings as of July 31, 1995, or 1994. Seasonal working capital and capital expenditure requirements will continue to be met through cash flow provided by operating activities supplemented by the revolving credit/term loan facility and seasonal credit lines.

 The Company's liquidity position is set forth in the following table (amounts in thousands):

                          July 31,    January 31,  July 31,
                           1995         1995        1994

Current ratio                       1.8x        2.0x         1.9x
Total debt/equity                  35.6%       11.1%        25.2%
Long-term debt/equity               1.0%        1.5%         1.7%
Working capital (000)          $225,530    $201,190          $178,859
Average daily use of debt:
  (fiscal year to date)
   Short-term (000)              84,898      51,528            38,315
   Long-term  (000)               4,932       6,035             6,250
   Total      (000)              89,830      57,563            44,565

Minimum outstanding
   short-term debt
   (fiscal year-to-date)       $124,501    $116,712          $ 62,000

                   PART II - OTHER INFORMATION

Item 1.    Not applicable.

Item 2.    Not applicable.

Item 3.    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders of the Corporation held June 5, 1995, the Stockholders voted upon four proposals. The results of the Stockholders' vote on each of the proposals are as follows:

Proposal No. 1. Election of Directors. The following nominees were elected to serve as Directors of the Corporation until the next Annual Stockholders'
Meeting:


    Nominee                     Votes For                 Votes Withheld
James L. Clayton          47,169,010                    98,814
James D. Cockman          47,167,667                    100,157
Reginald D. Dickson       47,168,838                    98,986
John B. Holland           47,096,317                    126,124
Wallace N. Rasmussen      47,160,722                    107,102
Cal Turner                47,163,398                    104,426
Cal Turner, Jr.           47,094,653                    172,390
David M. Wilds            47,174,015                    97,809
William S. Wire, II       47,165,863                    101,961

Proposal No. 2.  Ratification of the 1995 Employee Stock Incentive Plan.


      Votes For           Votes Against/Abstain
      33,781,560                     15,905,093

Proposal No. 3. Ratification of the 1995 Outside Directors' Stock Option Plan.

      Votes For           Votes Against/Abstain
      40,875,126                      8,811,517

Proposal No. 4. Ratification of Coopers & Lybrand L.L.P. as the Corporation's Independent Public Accounts.

      Votes For      Votes Against       Abstentions
      49,470,903        69,278             146,462

Item 5.    Not applicable.

Item 6.    Exhibits and reports on Form 8-K

      (a) Loan Agreement dated June 14, 1995 by and among Dollar General Corporation, Dolgencorp, Inc. and NationsBank of North
                Carolina, N.A.

      (b) No reports on Form 8-K were filed during the quarter ended July 31, 1995.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOLLAR GENERAL CORPORATION
                                    (Registrant)




Date: September 12, 1995      By:___________________________________
                                 Bob Carpenter, Chief Administrative
                        Officer,    Vice President
                                 and Corporate Secretary