Form 10-Q
period 1995-10-31
DOLLAR GENERAL CORP
filed 1995-12-14
CIK 29534

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

Commission file number 0-4769

                    DOLLAR GENERAL CORPORATION

      (Exact name of registrant as specified in its charter)

                   KENTUCKY                           61-0502302
         (State or other jurisdiction of            I.R.S. employer
        incorporation or organization)            identification no.)

                        104 Woodmont Blvd.
                            Suite 500
                    Nashville, Tennessee 37205
        (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (615) 783-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X     No    .

The number of shares of common stock outstanding at November 22, 1995 was 57,626,392.

Dollar General Corporation
Form 10-Q
For the Quarter Ended October 31, 1995
Index

Part I.    Financial Information                                  Page No.
 Item 1.   Financial Statements (unaudited):

                     Consolidated Statements of
                     Income for the three months and nine
                     Months ended October 31, 1995 and 1994. . . . . .  3

                     Consolidated Balance Sheets as of
                     October 31, 1995, January 31, 1995 and
                     October 31, 1994. . . . . . . . . . . . . . . . .  4

                     Consolidated Statements of Cash Flows for
                     the nine months ended October 31, 1995 and
                     1994. . . . . . . . . . . . . . . . . . . . . . .  5

                     Notes to Consolidated Financial Statements         6

 Item 2.   Management's Discussion and Analysis
                Of Financial Condition and Results of
                Operations     . . . . . . . . . . . . . . . . . . . .  8

Part II.   Other Information

 Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 11

Signatures . . . . .                                                   12

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
For the three months and nine months ended October 31, 1995 and
1994
in thousands except per share amounts)

                                    Three Months           Nine Months
                                   1995      1994      1995           1994
Net Sales                          $437,218  $359,430  $1,188,814     $963,839

Cost of goods sold                  308,853   253,851     850,223      690,572
     Gross Profit                   128,365   105,579     338,591      273,267
Selling, general and
     administrative expense          93,270    76,620     253,010      205,560

     Operating profit                35,095    28,959      85,581       67,707

Interest expense                      2,561     1,177       5,459        2,216
     Income before taxes
     on income                       32,534    27,782      80,122       65,491

Provision for taxes on income        12,526    10,488      30,847       24,723
     Net income                      20,008    17,294      49,275       40,768
Net income per common share        $    .28  $    .25  $      .70     $    .59
Weighted average number of
     common shares outstanding       70,401    69,193      70,206       68,826

Cash dividends per common
     share as declared             $    .05  $    .05  $      .15     $    .15

     Adjusted to give
     retroactive effect to
     the five-for-four stock
     split distributed on
     March 6, 1995.                $    .05  $    .04  $      .15     $    .12

The accompanying notes are an integral part of this statement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of October 31, 1995, January 31, 1995 and October 31, 1994
(in thousands)
(unaudited)

          ASSETS                        October 31,    January 31,    October 31,
                                        1995           1995           1994
Current assets:
     Cash and cash equivalents          $  4,146       $ 33,045       $ 25,582
     Merchandise inventories             580,928        356,111        392,605
     Deferred income taxes                12,232         11,785         11,221
     Other current assets                 12,205          9,212         12,913
          Total current assets           609,511        410,153        442,321
Property & equipment, at cost            231,500        187,360        165,263
     Less: Accumulated depreciation       77,548         62,108         57,477
                                         153,952        125,252        107,786
Other Assets                               5,566          5,463          4,818
                                        $769,029       $540,868       $554,925

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt  $  1,308        $ 1,441       $  1,305
     Short-term borrowings               200,304         29,600        112,712
     Accounts payable                    111,919        111,675         88,836
     Accrued expenses                     58,755         61,037         53,572
     Income taxes                          6,876          5,210          5,007
          Total current liabilities      379,162        208,963        261,432
Long-term debt                             3,422          4,767          4,538
Deferred income taxes                      3,382          3,382          2,563
Shareholders' equity:
     Preferred stock                         858            858            858
     Common stock                         34,149         33,971         27,248
     Additional paid-in capital          302,014        283,323        276,975
     Retained earnings                   246,569        207,436        183,981
                                         583,590        525,588        489,062

     Less treasury stock                 200,527        201,832        202,670
                                         383,063        323,756        286,392
                                        $769,029       $540,868       $554,925

The accompanying notes are an integral part of this statement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended October 31, 1995 and 1994
(amounts in thousands)
(unaudited)


                                                       October 31,    October 31,
                                                       1995           1994
Cash flows from operating activities:
     Net income                                        $ 49,275       $ 40,768
     Adjustments to reconcile net income
          to net cash provided by operating
          activities:
          Depreciation and amortization                  17,938         12,217
          Deferred income taxes                        (    447)      (  1,557)
     Change in operating assets and liabilities:
          Merchandise inventories                      (224,817)      (132,563)
          Accounts payable                                  244          7,800
          Accrued expenses                             (  2,282)         5,666
          Income taxes                                    1,666          6,570
          Other                                        (  1,160)      (  4,216)
          Net cash used by operating activities        (159,583)      ( 65,315)

Cash flows used in investing activities:
     Purchase of property & equipment                  ( 48,574)      ( 42,916)

Cash flows provided by financing activities:
     Issuance of short-term borrowings                  184,653         96,212
     Repayments of short-term borrowings               ( 13,949)      (  1,501)
     Repayments of long-term debt                      (  1,478)      (  1,170)
     Payments of cash dividends                        ( 10,142)      (  7,952)
     Proceeds from exercise of stock options             12,848          6,584
     Tax benefits from exercise of stock options          6,997          5,585
     Other                                                  329            690

          Net cash provided by financing activities     179,258         98,448

Net increase (decrease) in cash and equivalents        ( 28,899)      (  9,783)
Cash and cash equivalents at beginning of year           33,045         35,365

Cash and cash equivalents at end of period             $  4,146       $ 25,582

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

The accompanying financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. All subsidiaries are included. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results of operations for the three month and nine month periods ended October 31, 1995 and 1994, respectively,have been made.

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

2.      Net Income Per Common Share

Net income per common share is based upon the actual weighted average number of common shares outstanding during each period plus the assumed exercise of dilutive stock options as follows:

                                        Three Months             Nine Months
                                        Ended October 31,        Ended October 31,
                                                      (in thousands)
                                        1995      1994           1995      1994
Actual weighted average number
     of common shares outstanding
     during the period                  57,557    64,788         57,081    64,515

Common Stock Equivalents:
     Dilutive effect of stock
     options using the "Treasury
     Stock Method"                       2,121     2,736          2,402     2,642

1,715,742 shares of Convertible
     Preferred Stock issued
     August 22, 1994                    10,723     1,669         10,723     1,669

Weighted Average Number of
     Common Shares                      70,401    69,193         70,206    68,826

3.      Changes in shareholder's equity for the nine months ended
        October 31, 1995 and 1994 were as follows (in thousands except per share amounts):

                                                                 Additional
                                   Preferred      Common         Paid-In        Retained       Treasury
                                   Stock          Stock          Capital        Earnings       Stock
Balances, January 31, 1994         $      0       $ 27,248       $ 65,857       $151,165       $  3,553
     Net income                                                                   40,768
     Cash dividend, $.15 per
          common share,
          as declared                                                           (  7,952)
     Reissuance of treasury
          stock under employee
          stock incentive plans                                     5,217                      (  1,367)
     Tax benefit from exercise
          of options                                                5,585
     Transfer to employee
          pension plan
          (25,134 shares)                                             647                      (     43)
     Issuance of preferred
          stock in exchange for
          company common stock            858                     199,669                       200,527
Balances, October 31, 1994         $      858     $ 27,248       $276,975       $183,981       $202,670

Balances, January 31, 1995         $      858     $ 33,971       $283,323       $207,436       $201,832
     Net income                                                                   49,275
     Cash dividend, $.15 per
          common share                                                          (  8,696)
     Cash dividend, $.84 per
          preferred share                                                       (  1,446)
     Issuance of common stock
          under employee stock
          incentive plans                              172          3,822
     Reissuance of treasury
          stock under employee
          stock incentive plans                                     7,549                      (  1,305)
     Transfer to employee
          pension plan
          (12,783 shares)                                6            323
     Tax benefit from exercise
          of options                                                6,997
Balances, October 31, 1995         $      858     $ 34,149       $302,014       $246,569       $200,527

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The nature of the Company's business is seasonal. Historically, sales in the fourth quarter have been significantly higher than sales achieved in each of the first three quarters of the fiscal year which ends January 31. Thus, expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Due to the seasonal nature of the business, current-year periods are most accurately evaluated by comparison to the same periods in prior years.

Nine months ended October 31, 1995 and 1994.

NET SALES. Net sales for the first nine months of fiscal 1996 increased $225.0 million, or 23.34% to $1,188.8 million from $963.8 million for the comparable period of fiscal 1995. The increase resulted primarily from 393 net additional stores being in operation as of October 31, 1995 as compared with the same prior-year period and an increase of 6.6% in same-store sales. In the first nine months of fiscal 1996, the Company opened 353 stores, closed 22 stores and ended the period with a total of 2,390 stores.

The Company regards same stores as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same-store sales increase this year through the first nine months (6.6% increase as compared to 14.7% in the comparable period last year) has been hurt by distribution constraints in shipping merchandise to stores related to the Ardmore distribution center start up and by industry-wide soft apparel sales. The Company's sales mix continued to show the shift in favor of hardlines, which accounted for 69% of the sales, compared to softlines' 31% of sales versus 65% and 35%, respectively, in the first nine months of fiscal 1995.

GROSS PROFIT. Gross profit for the first nine months of fiscal 1996 was $338.6 million, or 28.48% of net sales, compared to $273.3 million, or 28.35% of net sales, for the comparable period in the prior fiscal year. The increase resulted from higher beginning inventory margins and lower markdowns which more than offset lower margins on current purchases and higher distribution costs related to the Ardmore distribution center start-up. Shrinkage allowances and LIFO charges were essentially unchanged from the same period last year. Cost of goods sold is determined in the first, second and third quarters utilizing estimates of inventory markdowns, shrinkage and inflation. Adjustment of these estimates based upon actual results are included in cost of goods sold in the fourth quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Operating expenses for the period equaled $253.0 million, or 21.28% of sales, compared with $205.6 million, or 21.33% of sales, in the same period last year. This 23% increase is principally the result of opening and operating 393 net additional stores. Operating expenses as a percentage of sales decreased principally as a result of lower self-insurance reserves, employee benefit and supply costs, and bonus accruals, which more than offset higher depreciation, rent and professional fees.

INTEREST EXPENSE. Interest expense increased 146.3% to $5.5 million for the first nine months of fiscal 1996 from $2.2 million for the comparable prior year period. The increase resulted primarily from greater average short-term borrowings related to increases in inventories. Average short-term borrowings were $97.6 million and $52.2 million for the respective nine month periods of fiscal 1996 and 1995.

Three months ended October 31, 1995 and 1994.
NET SALES. Net sales in the third quarter of fiscal 1996 increased $77.8 million or 21.6%, to $437.2 million from $359.4 million for the same period in fiscal 1995. The increase resulted from a same-store sales increase of 4.6% (as compared to 17.2% in the third quarter of 1994) and the operation of 393 additional stores at October 31, 1995 as compared to October 31, 1994. Continued soft apparel sales and some inventory imbalances in the first month of the quarter hurt the same-store performance relative to last year.

GROSS PROFIT. Gross profit as a percentage of sales was 29.36% in the third quarter of fiscal 1996 as compared to 29.37% for the comparable period in fiscal 1995. This performance resulted from higher beginning inventory margins and lower distribution costs which offset higher damage markdown reserves and lower margins on current purchases. Although distribution costs were up year-to-date, for the quarter they were down reflecting more efficient operation of the company's distribution centers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $16.7 million or 21.7% in the third quarter of fiscal 1996 as compared to fiscal 1995, primarily as a result of more stores in operation. As a percentage of sales, selling, general and administrative expense was constant at 21.33% for the third quarter of fiscal 1996 compared to 21.32% for the same period in the previous year. Expenses increasing as a percent of sales for the quarter were depreciation, rent and professional and bank fees; these were offset by decreases in supplies and employee benefit costs.

INTEREST EXPENSE. Interest expense for the third quarter of fiscal 1996 increased 117.6%, to $2.6 million from $1.2 million, from the comparable period in fiscal 1995 as a result of greater average borrowings related to increases in inventories. Average short-term borrowings were $145.8 million and $62.0 million for the respective three-month periods of fiscal 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows from operating activities. Cash used in operating activities totaled $159.6 million during the first nine months of fiscal 1996 compared to $65.3 million in the same period last year. This increased use of cash is primarily the result of a $224.8 million increase in inventories since fiscal year end 1995, $92.2 million more than in the same period last year. The increase in merchandise inventories is the result of operating 393 more stores, stocking the new Ardmore distribution center, and inventory build up in existing stores for the Christmas season.
Cash flows from investing activities. Cash used for capital expenditures during the first nine months of fiscal 1996 increased $5.7 million to $48.6 million as compared to $42.9 million in the comparable period in 1995. The current year expenditures result principally from opening 353 new stores this year versus 226 last year, remodeling and relocating 267 stores this year versus 264 last year, and purchasing additional distribution trailers versus constructing the Ardmore distribution center last year.

Cash flows from financing activities. The Company's short-term borrowings during the first nine months of fiscal 1996 increased $170.7 million to $200.3 million compared with an increase of $94.7 million to $112.7 million during the same period of the prior fiscal year. The increase in short-term borrowings was required to fund the cash used in operating activities and for the capital expenditures discussed above.

Because the Company emphasizes seasonal events, such as Christmas and back-to-school, its working capital requirements vary significantly during the year. Bank credit facilities equaled $305.0 million at October 31, 1995 ($170.0 million revolving credit/term loan facility plus $135 million seasonal lines of credit). In June 1995, the Company renegotiated an increase in its revolving credit/term loan facility to $170.0 million from $65.0 million. The Company had seasonal lines of credit borrowings of $35.1 million and 50.7 million as of October 31, 1995 and 1994, respectively. Seasonal working capital and capital expenditure requirements will continue to be met through cash flow provided by operating activities supplemented by the revolving credit/term loan facility and seasonal credit lines.

The Company's liquidity position is set forth in the following table (amounts in thousands):

                              October 31,    January 31,    October 31,
                              1995           1995           1994
Current ratio                 1.6x           2.0x           1.7x
Total borrowings/equity       53.5%          11.1%          41.4%
Long-term debt/equity         0.9%           1.5%           1.6%
Working capital (000)         $230,349       $201,190       $180,889
Average daily use of debt:
     (fiscal year to date)
     Short-term(000)          $ 97,604       $ 51,528       $ 52,240
     Long-term (000)             4,812          6,035          6,128
     Total (000)               102,416         57,563         58,368

Maximum outstanding
     Short-term debt
     (fiscal year-to-date)    $211,227       $116,712       $112,712

                   PART II - OTHER INFORMATION

Item 1.         Not applicable.

Item 2.         Not applicable.

Item 3.         Not applicable.

Item 4.         Not applicable.

Item 5.         Not applicable.

Item 6.         Exhibits and reports on Form 8-K.

                (a) No reports on Form 8-K were filed during the quarter ended October 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DOLLAR GENERAL CORPORATION
                         (Registrant)



Date: December 14, 1995  By:  SS/: Bob Carpenter
                                   Bob Carpenter, Chief
                                   Administrative Officer, Vice
                                   President and Corporate Secretary