Form 10-K
period 1996-01-31
DOLLAR GENERAL CORP
filed 1996-04-29
CIK 29534

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1996
Commission file number 0-4769
DOLLAR GENERAL CORPORATION
(Exact name of Registrant as Specified in its Charter)
KENTUCKY                                61-0502302
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification Number)

104 Woodmont Boulevard
Suite 500
Nashville, Tennessee 37205
(Address of principal executive offices, zip code)
Registrant's telephone number, including area code: (615) 783-2000 Securities registered pursuant to Section 12(b) of the Act:
                                        Name of the Exchange on
     Title of Class                     which Registered
     Common Stock                       New York Stock Exchange

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (   )

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 1996 is $1,525,295,136 based upon the last reported sale price on such date by the New York Stock
Exchange.

The number of shares of common stock outstanding on April 1, 1996 was 68,551,000.

Documents Incorporated by Reference

Document                                Where Incorporated in Form
Portions of the Registrant's Proxy      of 10-K
Statement Relating to the               Part III
Annual Meeting of Stockholders
to be held on June 3, 1996

PART I

Item 1.   Business

General

The following text contains references to years 1997, 1996, 1995, and 1994 which represent fiscal years ending or ended January 31, 1997, January 31, 1996, January 31, 1995 and January 31, 1994,
respectively.
Dollar General Corporation (the "Company") was organized in 1939 as J.L. Turner and Son, Inc. under the laws of the Commonwealth of Kentucky. In 1968, the Company changed its name to Dollar General Corporation. Today, the Company seeks profitable growth by providing value in consumable basic merchandise to low-, middle- and fixed-income families. The Company sells this general merchandise at retail through a chain of 2,416 small, Company-owned stores (as of January 31, 1996) in 24 states. The Company-owned stores, located predominantly in small towns in the midwestern and southeastern United States, operate under the name "Dollar General Stores."

The Company's mission is "SERVING OTHERS!  Serving Our Customers .
 . . with greatest everyday value. Serving Our Shareholders . . . with superior return on investment. Serving Our Employees . . . as partners in total development. In order to carry out its mission, the Company has developed a strategy which includes the following principal elements:

     LOW-, MIDDLE- AND FIXED-INCOME CUSTOMERS. The Company seeks to serve the consumable basic merchandise needs of low-, middle- and fixed-income consumers.

     EVERYDAY LOW PRICES. The Company's strategy is to offer quality merchandise at everyday low prices. The Company emphasizes even-dollar price points and believes its prices are generally below those of its competitors. The majority of products in Dollar General Stores are priced at $10 or less, with nearly 50% of the products priced at $1 or less. The most expensive items generally are priced at $35.

     FOCUSED ASSORTMENT OF MERCHANDISE. The Company is committed to offering a focused assortment of quality, consumable basic merchandise in a number of core categories. The Company offers such basic merchandise as health and beauty aids, cleaning supplies, housewares, stationery, seasonal goods, non-fashion apparel for the family, shoes and domestics. The Company strives at all times to be "in-stock" in consumable basic merchandise in its core categories.

     LOW OPERATING COSTS. The Company maintains strict overhead cost controls and seeks to locate stores in neighborhoods where store rental and operating costs are low. Also, to improve operating efficiencies, the Company continues to utilize new technology when it proves to be cost effective.

The Company's business is seasonal in nature. Due to the holiday season, the fourth quarter usually reflects significantly higher net sales and net income than other quarters. The first quarter is usually the least profitable due largely to the traditionally slow after-Christmas sales period.

Merchandise

The merchandise sales mix of the Company has shifted by 5% incrementally to hardlines' sales over the past three-year period and 4% during the past year. The increase in sales of hardline merchandise occurred in part because of a determined commitment to keep hardlines in stock, an increased emphasis on private label ("DG Signature") products, an expanded selection of brand-name merchandise and the continued lowering of prices. The following table shows an approximate percentage of 1996, 1995, and 1994 Dollar General Store sales by product category.

                                                PERCENTAGE OF SALES
                                        1996           1995           1994
HARDLINES                               70%            66%            65%

SOFTLINES                               30%            34%            35%

The Company believes that its merchandising strategy generates frequent repeat customer traffic. The Company is able to offer everyday low prices to its customers in large part because its buying staff negotiates low purchase prices. The Company purchases its merchandise from a wide variety of suppliers, with no supplier accounting for more than 5% of the Company's purchases during 1996.

The Company buys quality first-run merchandise and supplements its inventory with manufacturers' overruns, closeouts and irregulars which sell at a discount from regular retail prices. This supplemental merchandise is purchased by the Company from manufacturers on a regular basis. During 1996, approximately 5% of the Company's purchases were manufacturers' overruns, closeouts or irregular merchandise. Approximately 20% of the Company's softline merchandise and 40% of the hardline merchandise in both 1996 and in 1995 consisted of brand-name merchandise. Because the Company offers quality, consumable basic merchandise, it believes the risk of inventory obsolescence is low. The Company reviews its inventory to identify aged merchandise and sells it at reduced prices to remove it from inventory.
In order to fulfill the commitment to maintain high in-stock levels of core merchandise, the Company limits its stock keeping units
(SKUs) per store to approximately 2,500 items. Most of these items are priced at $1 and in increments of $1, with the most expensive item generally priced at $35. The Company believes even-dollar pricing more easily demonstrates value to the customer. In addition, the Company believes even-dollar pricing disciplines its buyers to continually negotiate purchase prices that conform to a limited number of retail price points.

Dollar General Stores regularly receive merchandise shipments from Company distribution centers in Scottsville, Kentucky; Homerville, Georgia; and Ardmore, Oklahoma and limited shipments directly from suppliers.

The Dollar General Store

The typical Dollar General Store has approximately 6,300 square feet of selling space and is operated by a manager, an assistant manager and two or more sales clerks. In 1996, the Company realized total rental costs of $3.66 per average square foot of selling space. Approximately 75% of the Dollar General Stores are situated in communities with populations of 25,000 or less. As of January 31, 1996, 67% of stores were located in strip shopping centers, 16% were in downtown store buildings, and 17% were freestanding. Store sites have been relatively easy to find, and the Company does not anticipate difficulty in finding suitable locations in the future. The Company's policy is to negotiate low-cost, short-term leases, usually three years, with multiple renewal options when available. These leases allow closing of unsatisfactory locations at a minimal cost to the Company.

The Company opened 397 new stores in 1996, a company record high, and expects to open approximately 350 stores in 1997. The
Company's store growth is summarized by the following table:

                    BEGINNING      STORES         STORES         NET STORES          STORES AT
FISCAL YEAR         OF YEAR        OPENED         CLOSED         OPENED              YEAR END
  1996              2,059          397            40             357                 2,416
  1995              1,800          302            43             259                 2,059
  1994              1,617          251            68             183                 1,800

In addition to opening new Dollar General Stores, management is continually working to improve the performance of the existing stores. The Company continually reviews and modifies when necessary its internal accounting and auditing measures to control inventory levels and to reduce inventory shrinkage. The total Company inventory shrinkage for 1996 was 3.41%, compared with 2.98% for 1995 and 3.06% for 1994. The Company's management finds this increase in shrinkage unacceptable and has implemented for 1997 a comprehensive action plan to reduce shrinkage. As a part of this plan, the Company intends to expand its program of taking interim inventories so that the interim sample includes a cross section of all stores as opposed to the current practice of including only stores suspected of substandard inventory control or that have a history of inventory control issues. This change should allow the Company to better predict emerging inventory control trends. Also as a part of this action plan, the Company has modified its bonus program so that inventory shrinkage results are more heavily weighted in determining bonus eligibility. The Company also intends to accelerate the delivery of merchandise to stores from every two weeks to delivering merchandise weekly. The Company expects this change will help the stores and the distribution centers reduce shrinkage and increase inventory turns.

In addition, at January 31, 1996, the Company served as wholesaler for 10 retail stores operating under the Dollar General name but owned by others. Revenues from sales to these retail stores amounted to less than 0.20% of the Company's gross revenue in 1996.

Employees

At March 31, 1996, the Company and its subsidiaries employed approximately 22,000 full- and part-time employees including regional managers, district managers, store managers, clerks, and distribution center personnel compared with approximately 19,000 at March 31, 1995. None of the Company's employees are represented by a labor union.

Competition

The business in which the Company is engaged is highly competitive. The Company competes with discount stores which also sell popularly-priced merchandise and with all types of retailers, including department stores, variety stores, mail order chains and specialty stores. Some of the largest retail merchandising companies in the nation have stores in some of the areas where the Company operates. Management believes that it competes primarily by offering quality, consumable basic merchandise at an everyday low price. Dollar General Stores operate on a cash basis and do not accept credit sales.

Executive Officers of the Company

The names, ages and positions of the Company's executive officers as of April 1, 1996, are as follows:

                                                                      EXECUTIVE
NAME                AGE            POSITION                           OFFICER SINCE:
Cal Turner, Jr.     56             Chairman of the Board              1966
                                   President and Chief
                                   Executive Officer

Bob Carpenter       48             Vice President and Chief           1981
                                   Administrative Officer

Walter Carter       48             Vice President                     1994
                                   Distribution and MIS

Michael Ennis       42             Vice President                     1988
                                   Merchandising Operations

Troy Fellers        54             Vice President                     1991
                                   Distribution

Tom Hartshorn       45             Vice President                     1992
                                   Merchandising Operations

Ron Humphrys        46             Vice President                     1992
                                   Operations Support

Holger Jensen       49             Vice President                     1994
                                   Management Information Services

Stonie O'Briant     41             Vice President
                                   Merchandising                      1995

Leigh Stelmach      56             Executive Vice President           1989
                                   Operations

All executive officers of the Company serve at the pleasure of the Board of Directors. Messrs. Turner, Carpenter, Ennis, Fellers and Stelmach have been employed by the Company as executive officers for more than the past five years. The following is a brief summary of the business experience of the executive officers:

Mr. Turner joined the Company in 1965 and was elected President and Chief Executive Officer in 1977. Mr. Turner has served as Chairman of the Board since January, 1989.

Mr. Carpenter joined the Company in 1981 as Vice
President--Administration and General Counsel. From 1987 to 1993, Mr. Carpenter served as Vice President-- Administration, Chief
Counsel and Corporate Secretary.  Mr. Carpenter was named Chief
Administrative Officer in 1993.

Mr. Carter joined the Company as Vice President--Development in October 1994, and became Vice President--Distribution and MIS in December of 1995. Prior to that he held several senior management positions at Fred's, Inc. including Executive Vice President from 1993 to 1994, Senior Vice President of Operations from 1989 to 1992, and Senior Vice President of Administration and Distribution from 1987 to 1989.

Mr. Ennis joined the Company as Vice President--Merchandising in February 1988 and was named Vice President Merchandising Operations in 1993. From April 1986 to February 1988, Mr. Ennis served as Regional Merchandise Manager for McCrory/T.G.& Y. and as Regional Vice President, from June 1985 to April 1986.

Mr. Fellers became Vice President--Distribution in March 1991. He joined the Company in September 1989 as Director of Distribution. From 1986 to September 1989, Mr. Fellers was Facility Manager of a major distribution complex of McCrory Stores in Clinton, South Carolina.

Mr. Hartshorn joined the Company as Vice President--Operations in January 1992 and was named Vice President Merchandising Operations in 1993. Prior to that he was Director--Store Operations for McCrory Stores/T.G.& Y. During his career with McCrory/T.G.& Y., he held positions in store management as well as district and regional field management. He served with McCrory/T.G.& Y. from 1967 until joining the Company in 1992.

Mr. Humphrys became Vice President--Operations Support in March
1993. From March 1992 to March 1993 he was Vice
President--Merchandise Development. He has worked for the Company since 1971 and has held a variety of positions in merchandising.

Mr. Jensen joined the Company in his current capacity--Vice President Management Information Services--in April, 1994. Prior to joining the Company, he served as Vice President of Management Information Systems for OW Office Warehouse, Inc. from 1991 until 1994. Prior to that he was Director of MIS for K's Merchandise Mart from 1990 to 1991, a Management Consultant for Retail Management Consulting from 1987 to 1990, and Consultant and Vice President of MIS for Wickes Companies, Inc. from 1985 to 1987.

Mr. O'Briant became Vice President--Merchandising in 1995. Mr. O'Briant joined the Company in 1991 as Hardlines Merchandise Manager and in 1992 was named General Merchandise Manager. Before joining Dollar General, Mr. O'Briant spent 17 years with Fred's, Inc. where he served in a number of executive merchandising positions.

Mr. Stelmach joined the Company in June 1989 as Vice President--
Merchandising/Operations and was named Executive Vice
President--Operations in 1993. Prior to that he was President and Chief Operating Officer of Fred's Stores where he held various senior management positions.

Item 2.    Properties

As of January 31, 1996, the Company operated 2,416 retail stores located in states as follows:

STATE          NUMBER OF STORES              STATE               NUMBER OF STORES
Alabama        94                            Mississippi         68
Arkansas       82                            Missouri            149
Delaware       10                            Nebraska            12
Florida        156                           North Carolina      94
Georgia        106                           Ohio                120
Illinois       124                           Oklahoma            96
Indiana        133                           Pennsylvania        83
Iowa           54                            South Carolina      58
Kansas         56                            Tennessee           175
Kentucky       157                           Texas               277
Louisiana      90                            Virginia            125
Maryland       31                            West Virginia       66

Virtually all of the Company's stores are on leased premises. The individual store leases vary as to their respective terms, rental provisions and expiration dates. In 1996, the Company's store rental expense was $56,057,000, or $3.66 per average square foot of selling space. Leases for 1,724 locations contain option renewals for additional terms ranging from one to five years. It is the Company's policy to negotiate short-term leases so that it can adjust quickly to shifts in population and business centers.

The Company owns a distribution complex and administrative offices in Scottsville, Kentucky. The Company's total warehouse area in Scottsville, Kentucky is approximately 590,000 square feet. The Company owns distribution centers in Homerville, Georgia and Ardmore, Oklahoma. The Ardmore facility began operation in January 1995 and was subsequently expanded. The Homerville and Ardmore facilities measure approximately 500,000 and 750,000 square feet, respectively. During the second quarter of 1997, the Company plans to begin construction on a fourth distribution facility measuring approximately 750,000 square feet in South Boston, Virginia.

The Company also maintains executive offices of approximately
21,000 square feet of leased space in Nashville, Tennessee.  The
Company's five-year lease runs to September 1996 and has a five-year renewal option.

Item 3.    Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter ended January 31, 1996.

PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Security Holder Matters

The range of the high and low closing prices of the Company's common stock for each quarter during the two most recent fiscal years as reported in 1996 on the New York Stock Exchange and as reported in 1995 on the Nasdaq National Market System, is shown in the table below. Prices have been restated to reflect a five-for-four common stock split distributed April 26, 1996, and have been rounded to the nearest one-eighth. All dividends, as adjusted, have been rounded to the nearest whole cent. On February 1, 1995, the Company's common stock was listed and began trading on the New York Stock Exchange under the symbol "DG."

FISCAL         FIRST               SECOND         THIRD          FOURTH
1996           QUARTER        QUARTER        QUARTER        QUARTER
HIGH           $22 5/8        $27            $27 1/4        $23 3/8
LOW             18             17 1/4         19 1/4         15 3/4

DIVIDEND AS
DECLARED       .05            .05            .05            .05

DIVIDEND AS
ADJUSTED       .04            .04            .04            .04

FISCAL         FIRST          SECOND         THIRD          FOURTH
1995           QUARTER        QUARTER        QUARTER        QUARTER
HIGH           $16 7/8        $17 5/8        $19 1/4        $20 3/4
LOW             12 3/4         13 1/4         13             17 1/4

DIVIDEND AS
DECLARED       .05            .05            .05            .05

DIVIDEND AS
ADJUSTED       .03            .03            .03            .03

The approximate number of shareholders of the Company's common stock as of April 1, 1996, was 3,300. Under the Company's credit facilities, the Company is prevented from paying dividends per annum in excess of 50% of its reported net income.

Item 6.   Selected Financial Data

          FIVE-YEAR SUMMARY (Dollars in thousands except per share amounts and operating data)
                                   JANUARY        JANUARY        JANUARY        JANUARY        JANUARY
                                   31,1996        31,1995        31,1994        31,1993        31,1992
SUMMARY OF OPERATIONS:

Net Sales                          $1,764,188     $1,448,609     $1,132,995     $920,698       $754,426
Gross profit                       $  503,619     $  420,679     $  325,998     $267,109       $215,481
Income before Taxes on Income      $  141,546     $  118,288     $   78,004     $ 58,222       $ 34,680
Net Income                         $   87,818     $   73,634     $   48,557     $ 35,574       $ 21,502
Net Income as a % of Sales                5.0            5.1            4.3          3.9            2.9

PER SHARE RESULTS:
Net Income(a)                      $     1.25     $     1.07     $      .72     $    .54       $    .33
Net Income as Adjusted (b)         $     1.00     $      .85     $      .58     $    .43       $    .27
Cash Dividends per Common Share
     As declared                   $     0.20     $     0.20     $     0.20     $   0.20       $   0.20
     As adjusted (c)               $     0.16     $     0.12     $     0.09     $   0.07       $   0.05
Weighted Average Shares (000)(a)       70,231         69,009         67,281       66,306         64,236
Weighted Average Shares (000)(b)       87,789         86,261         84,101       82,883         80,295
FINANCIAL POSITION:
Assets                             $  679,996     $  540,868     $  397,237     $316,394       $237,346
Long-term Obligations              $    3,278     $    4,767     $    5,711     $  7,013       $  8,314
Shareholders' Equity               $  420,011     $  323,756     $  240,717     $189,765       $150,986
Inventory Turn                            2.5            3.0            3.1          2.7            2.6
Return on Avg. Assets (%)                14.4           15.7           13.6         12.9            9.7
Return on Avg. Equity (%)                23.6           26.1           22.6         20.9           15.2

OPERATING DATA:
Company Owned Stores at
     End of Period                      2,416          2,059          1,800        1,617          1,522
Franchise Stores at
     End of Period                         10             11             13           14             14
Year-end Selling Sq. Footage (000)     15,302         12,726         10,724        9,341          8,522
Hardlines Sales %                          70             66             65           64             60
Softlines Sales %                          30             34             35           36             40

(a) Based on common and common equivalent shares before adjustment for the April 26, 1996, five-for-four common stock split.
(b) Based on common and common equivalent shares as adjusted to give retroactive effect to the April 26, 1996, five-for-four common stock split.
(c) As adjusted to give retroactive effect to the April 26, 1996, five-for-four common stock split.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

This discussion and analysis contain both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward-looking statements. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to, those described in this Annual Report on Form 10-K for the year ended
January 31, 1996.

The following text contains references to years 1997, 1996, 1995 and 1994 which represent fiscal years ending or ended January 31, 1997, 1996, 1995 and 1994, respectively.

General

During 1996, Dollar General achieved record sales, record earnings, and record new store growth levels. In addition, the Company recorded the lowest net operating expense to net sales ratio ever achieved. The Company completed the installation of new technology in its Ardmore, Oklahoma distribution center, a major investment in the Company's growth strategy. The Company's commitment to provide consumable, basic merchandise at everyday low prices and to reduce its expense-to-sales ratio is evidenced by its decision to eliminate a solo direct-mail circular in 1996. For the eighth consecutive year, the Company increased its total store units ending the year with 2,416 stores. The Company opened 397 new stores during 1996, the largest number of single-year new store openings in the Company's history. Despite the start-up costs associated with opening these new stores and the initial inefficiencies of the Ardmore, Oklahoma distribution center, the Company increased earnings per share by more than 15% for the ninth consecutive year.

The Company opened 397 new stores in 1996 compared with 302 in 1995 and 251 in 1994. The 1996 new stores, net of 40 closed stores, added 2,576,000 square feet to the Company's total sales space, providing the Company with an aggregate of 15,302,000 selling square feet at the end of the year. In 1996, the average store measured 6,300 square feet compared with 6,200 in 1995 and 6,000 in 1994. The three states in which the greatest number of new stores were opened during 1996 were Texas (120), Oklahoma (29), and North Carolina (28). The approximate size of the average new store was 6,600 square feet, unchanged from 1995. In 1997, the Company expects to open approximately 350 new stores with Texas being the largest growth area. In 1996, the Company also remodeled or relocated 311 stores compared with 297 in 1995 and 277 in 1994. During the last three years, the Company has opened, remodeled, or relocated 1,835 stores, accounting for more than 75% of the total stores at year end.

The Ardmore distribution center was expanded from approximately 500,000 to about 750,000 square feet during 1996 enabling it to service up to 1,400 stores and allowing for future store expansion in the region. During 1997, the Company will begin construction of its fourth distribution facility to support its continued rapid store expansion program. This facility, to be constructed in South Boston, Virginia, will measure approximately 750,000 square feet, and will use the same technology implemented in the Ardmore distribution center. The construction of this new distribution facility will give the Company excess capacity during fiscal 1998 which should allow the Company to upgrade the technology in its Scottsville, Kentucky and Homerville, Georgia distribution centers. The Company will also begin upgrading its merchandising and financial systems through new technology and computer software solutions during 1997. Additionally, the Company is considering upgrading its point-of-sale systems to capture stock-keeping unit (SKU) information.

Organizationally, the Company is actively pursuing the placement of two key executive officers. The Company has been in search of a Chief Financial Officer (CFO) since the resignation of its former CFO in August 1995. The Company intends to hire a President to focus on the day-to-day operations of the business thereby separating that function from the CEO and allowing the CEO to focus on strategic planning and employee development.

For 1997, the Company has converted to a 52/53 week reporting calendar. The fiscal year-end will be the Friday closest to January 31 each year. Fiscal 1997 will end January 31, 1997. This will give the Company more uniformity in its external and internal reporting. The Company will restate 1996 on this adjusted basis for comparative quarterly financial reporting during 1997. The only significant shift between quarterly results will be the allocation of advertising costs resulting from ad periods being split between quarters on the 52/53 week calendar.

Results of Operations

Operating results, relative to the Company's performance over the past several years, were impaired primarily as a result of the inefficiencies associated with the start up of the Ardmore distribution center. During the first half of 1996, the inefficient distribution of merchandise to stores led to below standard in-stock levels for basic merchandise and imbalances in inventory positions resulting in lost sales. Also, some seasonal merchandise for the Spring season was distributed to the stores too late for proper presentation, resulting in carryover inventories. In addition, the retailing environment in general was sluggish during the third and fourth quarters, contributing to increased inventories. These conditions collectively led to slower inventory turns (2.5 for 1996 as compared with 3.0 and 3.1 for 1995 and 1994, respectively) which required more merchandise to be financed through short-term borrowings resulting in higher interest costs.

The Company also experienced higher levels of merchandise shrinkage during 1996, which management believes is the result of higher inventory levels in the stores. Total company retail shrinkage was 3.41% of sales in 1996 compared to 2.98% in 1995 and 3.06% in 1994.
The Company will implement several new shrinkage control programs during 1997, as well as reduce inventory levels, all of which should improve shrinkage results. The Company will continue its program of interim physical inventories for stores that have had high shrinkage history or that have characteristics of high shrinkage stores. In addition, the Company will randomly select a representative sample from all other stores not covered in the above-mentioned program to be inventoried throughout 1997. Results from these store inventories should reveal to management any additional problem areas or trends that can be addressed immediately. The 1997 company bonus program has been modified to place greater emphasis on inventory shrinkage results.

In 1997, the Company will accelerate store deliveries from a bi-weekly to a weekly schedule. Management believes that the weekly inventory distribution should increase in-stock levels and improve inventory turns. The Company does not anticipate a material increase in distribution costs because distribution trailers will carry merchandise to a greater number of stores in a single trip.

Furthermore, the accelerated deliveries should reduce the financing cost of inventory.

In 1996, gross margin declined to 28.55% of sales from 29.04% in 1995 and 28.77% in 1994. As mentioned above, higher store shrinkage primarily contributed to this decline. Because of these 1996 shrinkage results, the Company will reserve for shrinkage during the first three quarters of 1997 at a higher rate than it reserved in 1996. Customer demand has dictated an intensified focus on everyday low pricing and consumable, basic merchandise, which resulted in the Company's sales mix shifting to hardline departments from softline departments during the year (70% hardlines/30% softlines in 1996 versus 66% hardlines/34% softlines in 1995). This led to lower margins on sales of current purchases which also deteriorated the total gross margin percentage. During 1997, the sales mix should continue to shift towards hardlines. Higher distribution costs associated with the start-up of the Ardmore distribution center will contribute to lower beginning inventory margins in 1997. Actual distribution costs during 1997 should trend lower as a percent of sales resulting from efficiencies gained through the fully functional Ardmore facility. Faster inventory turns through weekly deliveries and more productive distribution facilities support the Company's role as a customer-driven distributor of consumable basics.

Net operating expense as a percent of sales continued to decline during 1996 as the Company eliminated its November circular. The
Company's only direct-mail ads in fiscal 1996 were in May, August and December 1995. The Company intends to eliminate its August back-to-school, solo direct-mail circular in 1997. Another improvement in net operating expense during 1996 was lower self-insurance expense primarily the result of improved claims prevention and management. Reductions in losses from more focused safety programs should continue to lower expenses as a percentage of sales during 1997. Also, there was a reduction in employee incentive-based compensation expense to reflect lower performance levels. The Company reduced its store labor to sales ratio during the last half of 1996 by better managing new store openings and quickly adjusting to below-plan sales levels. Higher depreciation resulting from the continued accelerated store growth rate partially offset these gains.

The following table sets forth certain items in the consolidated statements of income expressed as a percentage of net sales for the periods indicated.

                          1996                1995                1994
Net sales                100.0%              100.0%              100.0%
Gross profit              28.5                29.0                28.8
Selling, general
     and administrative
     expense              20.1                20.7                21.7
Interest expense           0.4                 0.2                 0.2
Income before
     taxes on income       8.0                 8.1                 6.9
Provision for
     taxes on income       3.0                 3.0                 2.6
Net income                 5.0%                5.1%                4.3%

Net Sales
Net sales for 1996 totaled $1.76 billion, an increase of 21.8%, or $315.6 million more than the 1995 level of $1.45 billion. The increase resulted from 357 net new stores operating during the year and a same-store sales increase of 5.1%. The Company defines same stores as those stores that were opened before the beginning of the prior fiscal year and that have remained open throughout both the prior and current fiscal years. While the same-store sales increase in 1996 was substantial by industry comparisons, it was the first year during the past five years that the Company did not achieve double-digit growth. Management believes the decline in same-store sales growth resulted primarily from operating inefficiencies associated with the start-up of its new Ardmore distribution center during the first seven months of the year and an overall sluggish retailing environment, especially during the fourth quarter.

The sales mix during 1996 shifted in favor of hardlines which comprised 70% of sales compared with 66% in 1995 and 65% in 1994. As the Company focuses more on consumable, basic merchandise, the sales mix should continue to shift to hardlines. The Company retrofitted 580 store layouts during 1996 to balance the presentation of apparel and basic merchandise. The Company will continue retrofitting stores in 1997.

Net sales for 1995 totaled $1.45 billion, an increase of 27.9%, or $315.6 million more than the 1994 level of $1.13 billion. The increase resulted from 259 net new stores opened during the year and a same-store sales increase of 13.5%.

Gross profit
Gross profit for 1996 was $503.6 million, compared with $420.7 million in 1995 and $326.0 million in 1994. Gross profit as a percent of sales was 28.5% for 1996 and 29.0% for 1995. This 50 basis point decline was primarily a result of higher store inventory shrinkage, lower margins on sales of current purchases, and a lower LIFO reserve credit which more than offset higher margins on beginning inventories. Higher inventory levels during the last half of 1996 contributed to the higher shrinkage. Lower margins on sales of current purchases resulted primarily from the shift in sales mix to hardlines along with continued price rollbacks.

Gross profit as a percent of sales was 29.0% in 1995 and 28.8% in 1994. This 20 basis point increase was principally the result of lower markdowns, an increased LIFO reserve credit and higher markups on purchases which more than offset the effect of lower markups on beginning inventories and reduced purchase discounts.

Selling, General, and Administrative Expense
During 1996, the Company realized a company record low net operating expense to sales of 20.1%. Selling, general and administrative expense for 1996 was $354.7 million compared with $299.6 million or 20.7% of sales in 1995 and $245.8 million or 21.7% of sales in 1994. Total selling, general and administrative expense increased 18.4% primarily from opening and operating 357 net new stores. The lower operating expense ratio achieved in 1996 resulted from (i) a reduction in employee incentive-based compensation expense reflecting lower performance levels, (ii) lower advertising costs through the elimination of the November solo direct-mail circular, and (iii) lower self-insurance expense primarily the result of improved claims prevention and management. These improvements were partially offset by higher depreciation related to accelerated new store openings and higher rent expense as a percent of sales resulting from lower than anticipated sales volumes.

Selling, general and administration expense for 1995 increased 21.9% principally as a result of opening 259 net new stores. Self insurance expense, supplies, advertising costs, health insurance, and utility expense in 1995 all declined as a percent of sales as a result of cost controls and significant sales increases. These decreases more than offset increases in depreciation and incentive compensation.

Interest Expense
In 1996, interest expense increased 164.3% to $7.4 million from $2.8 million in 1995. Interest expense was $2.2 million in 1994. This significant increase was primarily the result of higher average short-term borrowings throughout the year caused by slower inventory turns, which required more merchandise to be financed through short-term borrowings rather than through accounts payable. Daily average total debt outstanding equaled $104.3 million during 1996 compared with $57.6 million in 1995 and $41.4 million in 1994. Interest expense increased 27.7% in 1995 as a result of higher interest rates and higher average short-term borrowings.

Provision for Taxes on Income
The effective income tax rates for 1996, 1995 and 1994 were 38.0%, 37.8% and 37.8%, respectively. The increase in the 1996 rate resulted primarily from the expiration of the Targeted Jobs Tax Credit program during the year. The Company expects its tax rate to remain at 38.0% for 1997.

Return on Equity and Assets
The ratio of net earnings to average shareholders' equity was 23.6% in 1996 compared with 26.1% in 1995 and 22.6% in 1994. Return on average assets was 14.4% in 1996 compared with 15.7% in 1995 and 13.6% in 1994. Both of these ratios declined during 1996 as compared with 1995 as a result of lower percentage earnings increases. Return on average assets was also negatively impacted by the significant inventory increases in 1996.

Liquidity and Capital Resources

Working Capital
Working capital increased to $262.5 million in 1996 compared with $201.2 million in 1995, an increase of 30.5%. The year-end current ratio for 1996 and 1995 was 2.0. Increases in merchandise inventories and short-term borrowings offset decreases in cash and accounts payable. Inventory turns declined in 1996 primarily the result of distribution inefficiencies during the first half of the year and lower than anticipated sales volumes during the last half of the year.

                                               1996                1995                1994
     Cash and cash equivalents (000)         $  4,344            $ 33,045            $ 35,365
     Working capital (000)                   $262,529            $201,190            $166,785
     Current ratio                                2.0                 2.0                 2.1
     Inventory turn at retail                     2.5                 3.0                 3.1

Cash Flows from Operating Activities
Net cash used by operating activities was $17.8 million in 1996 compared with net cash provided by operations of $43.3 million in 1995. Cash used to purchase merchandise inventories increased by $132.3 million while accounts payable decreased $8.5 million, more than offsetting cash generated from net earnings including cash from depreciation and amortization. The higher level of inventory was the result of 357 net new store openings, and slower inventory turns as a result of distribution inefficiencies and lower than expected sales volumes in 1996. Slower inventory turns also required the Company to finance more merchandise through short-term borrowings than accounts payable.

Net cash provided by operations equaled $43.3 million in 1995 as compared with $36.2 million in 1994 principally as a result of increased earnings. Inventories increased by $96.1 million as a result of opening 259 net new stores in 1995 and the initial stocking of the new Ardmore facility. Trade accounts payable increased as a result of greater inventory purchases. Accrued expenses increased due to larger reserves for self-insurance and incentive compensation.
Cash Flows from Investing Activities
Capital expenditures in 1996 totaled $60.5 million compared with $65.8 million in 1995 and $35.0 million in 1994. The Company opened 397 new stores and relocated or remodeled 311 stores at a cost of $33.3 million in 1996 compared with $25.9 million in 1995. Capital expenditures during 1994 for new, relocated and remodeled stores totaled $20.8 million.

Distribution related capital expenditures totaled $16.8 million in 1996 resulting primarily from expansions to existing distribution facilities and the purchase of new trailers. In 1995, the Company spent $23.3 million to complete the initial phase of the Ardmore distribution center.

Capital expenditures during 1997 are projected to be $75 to $85 million. Approximately $30 million will be spent for the construction of the South Boston, Virginia distribution center. An additional $27 million will be spent on new, relocated and remodeled stores. The remaining balance will be spent on new information technology systems and distribution and transportation needs. The Company expects that its capital expenditure requirements will be met through internally generated funds supplemented by short-term borrowings. Capital expenditures in the last three years are summarized in the following table (amounts in thousands except number of stores):

                                        1996           1995           1994
     New stores                         $26,290        $17,664        $12,478
     Number of stores                       397            302            251
     Remodels/relocations               $ 7,019        $ 8,374        $ 8,331
     Number of stores                       311            297            277
     Distribution facilities and
          equipment                     $16,816        $28,448        $ 2,162
     Retail information systems         $   876        $ 1,916        $ 4,843
     Other                              $ 9,520        $ 9,375        $ 7,156

          Total                         $60,521        $65,777        $34,970

Cash Flows from Financing Activities
Total debt (including current maturities and short-term borrowings) was $77.0 million in 1996, $35.8 million in 1995, and $25.0 million in 1994. Long-term debt at January 31, 1996, was $3.3 million, a decrease of $1.5 million from 1995. The ratio of total debt (including current maturities and short-term borrowings) to equity increased to 18.3% in 1996 from 11.1% in 1995 primarily resulting from slower turning merchandise inventories. Average daily use of short-term debt increased 93.2% to $99.6 million in 1996, primarily as a result of the 37.1% increase in merchandise inventories.

Because of the significant impact of seasonal buying (e.g., Spring and Christmas purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $170 million revolving credit/term loan agreement and short-term bank lines of credit totaling $135 million at January 31, 1996. The Company's maximum outstanding short-term debt in 1996 was $227.4 million in October 1995.

Seasonal working capital requirements will continue to be met through cash flow provided by operations and supplemented by the revolving credit/term loan facility and short-term bank lines of credit. The revolving credit/term loan agreement is effective until June 30, 1997, and, along with short-term bank lines of credit, should be sufficient to cover the Company's maximum projected short-term borrowing needs during 1997. Short-term bank lines of credit will be up for renewal at various dates throughout 1997, and the Company expects substantially all of these agreements will be renewed.

                                        1996           1995           1994
Total debt/equity                          18.3%          11.1%         10.4%
Long-term debt/equity                       0.8%           1.5%          2.4%
Average daily use of debt:
     Short-term (000)                   $ 99,564       $ 51,528       $34,102
     Long-term (000)                    $  4,718       $  6,035       $ 7,335
          Total (000)                   $104,282       $ 57,563       $41,437
Maximum outstanding
     short-term debt (000)              $227,397       $116,712       $70,909

Effects of Inflation and Changing Prices
The Company believes that inflation and/or deflation had a limited impact on its overall operations during 1996, 1995 and 1994. In particular, the effect of deflation on cost of goods sold has been minimal as reflected by the small decline in LIFO reserves in 1996, 1995 and 1994.

Accounting Pronouncements
During October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company will adopt this standard during 1997, electing the disclosure method of accounting. Additionally, the Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during 1996. The adoption of this standard is not expected to materially affect 1997 earnings.

Item 8.   Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
At January 31, 1996 and 1995
(Dollars in thousands except per share amounts)

                                                       1996                1995
Assets

Current assets:
     Cash and cash equivalents                         $  4,344            $ 33,045
     Merchandise inventories                            488,362             356,111
     Deferred income taxes                               11,989              11,785
     Other current assets                                11,548               9,212
     Total current assets                               516,243             410,153
Property and equipment, at cost:
     Land                                                   240                 266
     Buildings                                           35,050              33,693
Furniture, fixtures and equipment                       207,338             153,401
                                                        242,628             187,360
     Less accumulated depreciation                       84,041              62,108
     Net property and equipment                         158,587             125,252
Other assets                                              5,166               5,463
                                                       $679,996            $540,868
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt                 $  1,536            $  1,441
     Short-term borrowings                               72,146              29,600
     Accounts payable                                   103,176             111,675
     Accrued expenses                                    62,099              61,037
     Income taxes                                        14,757               5,210
     Total current liabilities                          253,714             208,963
Long-term debt                                            3,278               4,767
Deferred income taxes                                     2,993               3,382
Commitments
Shareholders' equity:
     Preferred stock, stated value $.50 per share:
          Shares authorized: 5,000,000
          Issued:1996-1,716,000; 1995-1,716,000             858                 858
     Common Stock, par value $.50 per share:
          Shares authorized: 100,000,000
          Issued:1996-85,524,000; 1995-67,942,000        42,762              33,971
     Additional paid-in capital                         303,609             283,323
     Retained earnings                                  273,309             207,436
                                                        620,538             525,588
     Less treasury stock, at cost:
          Shares:1996-13,404,000; 1995-11,472,000       200,527             201,832
Total shareholders' equity                              420,011             323,756
                                                       $679,996            $540,868



The accompanying notes are an integral part of the consolidated financial statements.
      18CONSOLIDATED STATEMENTS OF INCOME
January 31, 1996, 1995 and 1994
(Dollars in thousands except per share amounts)

                                        1996                          1995                          1994
                                          % of Net                       % of Net                        % of Net
                                Amount       Sales            Amount       Sales            Amount        Sales
Net sales                     $1,764,188     100.0%         $1,448,609     100.0%         $1,132,995     100.0%
Cost of goods sold             1,260,569      71.5           1,027,930      71.0             806,997      71.2
     Gross profit                503,619      28.5             420,679      29.0             325,998      28.8
Selling, general and
     administrative              354,712      20.1             299,592      20.7             245,802      21.7
     Operating profit            148,907       8.4             121,087       8.3              80,196       7.1
Interest expense                   7,361       0.4               2,799       0.2               2,192       0.2
     Income before taxes
     on income                   141,546       8.0             118,288       8.1              78,004       6.9
Provision for taxes
     on income                    53,728       3.0              44,654       3.0              29,447       2.6
Net income                    $   87,818       5.0%         $   73,634       5.1%         $   48,557       4.3%
Net income per common
     and common equivalent
     share                    $     1.25                        $ 1.07                    $     0.72
Weighted average number
     of common and common
     equivalent shares
     outstanding (000)           70,231                    69,009                        67,281
As adjusted to give
retroactive effect to
the five-for-four
common stock split
distributed April 26, 1996:
Net income per common
     and common equivalent
     share                   $     1.00                 $    0.85                    $     0.58
Weighted average number
     of common and common
     equivalent shares
     outstanding (000)           87,789                    86,261                             84,101

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
January 31, 1996, 1995 and 1994
(Dollars in thousands except per share amounts)

                                                                                Additional
                                             Preferred           Common         Paid-In             Retained       Treasury
                                               Stock             Stock          Capital             Earnings        Stock
Balance, January 31, 1993                    $  0                $17,820        $ 57,246            $119,580       $  4,881
Net income                                                                        48,557
5-for-4 stock split, September 17, 1993                            4,150                              (4,150)
5-for-4 stock split, April 15, 1994                                5,278                              (5,278)
Cash dividends, $.20 per common share                                                                 (7,544)
Reissuance of treasury stock
     under employee stock incentive
     plans (790,104 common shares)                                                 2,474                             (1,306)
Tax benefit from exercise of options                                               5,796
Transfer to employee stock ownership
     plan (12,979 common shares)                                                     341                                (22)

Balances, January 31, 1994                   $  0                $27,248        $ 65,857            $151,165         $ 3,553
Net income                                                                                            73,634
5-for-4 stock split, March 6, 1995                                 6,723                              (6,723)
Cash dividends, $.20 per common share                                                                 (9,868)
Cash dividends, $.45 per preferred share                                                                (772)
Reissuance of treasury stock
     under employee stock incentive
     plans (1,296,797 common shares)                                               6,702                              (2,205)
Tax benefit from exercise of options                                              10,581
Transfer to employee stock ownership
     plan (25,314 common shares)                                                     514                 (43)
Issuance of preferred stock
     (1,715,742 preferred shares)             858                                199,669
Purchase of treasury stock
     (8,578,710 common shares)                                                                                       200,527
Balances, January 31, 1995                   $858                $33,971        $283,323            $207,436        $201,832
Net income                                                                                            87,818
5-for-4 stock split, April 26, 1996                                8,552                              (8,552)
Cash dividends, $.20 per common share                                                                (11,463)
Cash dividends, $.90 per preferred share                                                              (1,930)
Issuance of common stock under employee
     stock incentive plans (462,436 shares)                          231           4,435
     issuance of treasury stock
     under employee stock incentive
     plans (747,853 common shares)                                                 7,515                              (1,305)
Tax benefit from exercise of options                                               7,932
Transfer to employee stock ownership
     plan (15,979 common shares)                                       8             404

Balances, January 31, 1996                   $858                $42,762        $303,609            $273,309        $200,527

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
January 31, 1996, 1995 and 1994
(Dollars in thousands)

                                                                 1996           1995           1994
Cash flows from operating activities:
     Net income                                                  $  87,818      $  73,634      $  48,557
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                  25,245         17,263         11,729
     Deferred income taxes                                            (593)        (1,302)        (2,072)
     Change in operating assets and liabilities:
     Merchandise inventories                                      (132,251)       (96,069)       (43,199)
     Accounts payable                                               (8,499)        30,637         17,013
     Accrued expenses                                                1,062         13,131         10,236
     Income taxes                                                    9,547          6,773         (5,578)
     Other                                                             (98)          (810)          (490)

     Net cash (used in) provided by operating activities           (17,769)        43,257         36,196

Cash flows used in investing activities:
     Purchase of property and equipment                            (60,521)       (65,777)       (34,970)

Cash flows from financing activities:
          Issuance of short-term borrowings                        150,109        100,710         62,009
          Repayments of short-term borrowings                     (107,563)       (88,971)       (54,009)
          Repayments of long-term debt                              (1,394)          (944)        (1,300)
          Payment of cash dividends                                (13,393)       (10,640)        (7,544)
          Proceeds from exercise of stock options                   13,486          8,907          3,780
          Tax benefit from stock option exercises                    7,932         10,581          5,796
          Issuance of preferred stock                                    0        200,527              0
          Purchase of treasury stock                                     0       (200,527)             0
          Other                                                        412            557            361

          Net cash provided by financing activities                 49,589         20,200          9,093

Net (decrease) increase in cash and
     cash equivalents                                              (28,701)        (2,320)        10,319
Cash and cash equivalents, beginning of year                        33,045         35,365         25,046

Cash and cash equivalents, end of year                           $   4,344      $  33,045      $  35,365

Supplemental cash flow information
Cash paid during year for:
Interest                                                         $   7,745      $   2,760      $   1,980
Income taxes                                                     $  36,854      $  28,345      $  31,542

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies:
     The Company sells general merchandise on a retail basis through company-owned stores (2,416 at January 31, 1996) located predominately in small towns in the midwestern and southeastern United States. The Company has distribution centers in Scottsville, Kentucky; Homerville, Georgia and Ardmore, Oklahoma.

     Basis of presentation
     The following notes contain references to years 1996, 1995 and 1994 which represent fiscal years ended January 31, 1996, January 31, 1995, and January 31, 1994. The consolidated financial statements include all subsidiaries. Intercompany transactions have been eliminated.

     Cash and cash equivalents
     Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.

     Inventories
     Inventories are stated at cost using the retail last-in, first-out (LIFO) method which is not in excess of market. The excess of current cost over LIFO cost was $20.6 million, $22.2 million and $27.0 million at January 31, 1996, 1995 and 1994, respectively. The LIFO reserves decreased by $1.6 million in 1996, $4.8 million in 1995 and $1.3 million in 1994.

     Preopening costs
     Preopening costs for new stores are expensed as incurred.

     Property and equipment
     Property and equipment are recorded at cost. The Company provides for depreciation of buildings and equipment on a straight line basis over the following estimated useful lives: buildings, 25 to 39 years; furniture, fixtures and equipment, 5 to 10 years. Depreciation expense was $25.1 million, $17.1 million and $11.6 million in 1996, 1995 and 1994, respectively.

     Insurance claims provisions
     The Company retains a portion of the risk for its workers' compensation, employee health insurance, general liability, property, and automobile coverages. Accordingly, provisions are made for the Company's actuarially determined estimates of future claim costs for such risks. To the extent that subsequent claim costs vary from those estimates, current earnings are charged or credited.

     Net income per common and common equivalent share
     Net income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding during each year, after giving effect to the assumed exercise of all dilutive stock options using the treasury stock method and the treatment of convertible preferred stock shares as common stock equivalents. Net income per common and common equivalent shares is also presented in the accompanying consolidated statements of income on an adjusted basis, which gives retroactive effect to a five-for-four stock split declared March 25, 1996, for shareholders of record on April 10, 1996, and paid on April 26, 1996.

     Management estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Cash and Short-Term Borrowings:
     The cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment.

     Outstanding but unpresented checks totaling $45.2 million and $48.3 million at January 31, 1996 and 1995, respectively, have been included in accounts payable. Upon presentation for payment, they will be funded through available cash balances or the revolving credit/term loan agreement.

     The Company had lines of credit with banks totaling $135.0 million at January 31, 1996, and $95.0 million at January 31, 1995. The lines are subject to periodic review by the lending institutions which may increase or decrease the amounts available. There were borrowings outstanding under these lines of $7.1 million at January 31, 1996, and no borrowings at January 31, 1995. Additionally, the Company had a $205.0 million facility at January 31, 1996, and a $145.0 million facility at January 31, 1995, available for the issuance of letters of credit. At January 31, 1996 and 1995, the Company had outstanding letters of credit totaling $125.0 million and $111.0 million, respectively.

     The Company also has a $170.0 million revolving credit/term loan agreement which expires in June 1997. Before renegotiation in June 1995, $65.0 million was available under this facility. Borrowings under this facility were $65.0 million and $29.6 million at January 31, 1996 and 1995, respectively. Interest rates on amounts borrowed under this agreement can float with the prime commercial lending rate or can be fixed not to exceed the New York certificate of deposit rate plus 0.375%, the Adjusted Eurodollar rate plus 0.25%, or the Banker's Acceptance rate plus 0.45%, all for periods of up to six months. The weighted average interest rates were 6.2% and 6.9% at January 31, 1996 and 1995, respectively.

3.   Accrued Expenses:
     Accrued expenses consist of the following:

(in thousands)                                    1996                     1995
Compensation and benefits                         $15,142                  $20,560
Taxes (other than taxes on income)                  9,381                    6,512
Insurance                                          26,399                   24,351
Other                                              11,177                    9,614
Total accrued expenses                            $62,099                  $61,037

4.   Income taxes:
     The provision for taxes consists of the following:

(in thousands)                               1996                1995           1994
Currently payable:
     Federal                                 $46,758             $40,349        $27,680
     State                                     7,563               5,607          3,839
Total currently payable                       54,321              45,956         31,519
Deferred:
     Federal                                    (500)             (1,103)        (1,752)
     State                                       (93)               (199)          (320)
Total deferred                                  (593)             (1,302)        (2,072)
Total provision                              $53,728             $44,654        $29,447

Deferred tax expense (credit) is recognized for the future tax consequences of temporary differences between the amounts reported in the Company's financial statements and the tax basis of its assets and liabilities. Primary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                  1996                               1995
(in thousands)                          Assets         Liabilities         Assets         Liabilities
Inventories                             $ 1,237                            $ 1,177
Property and equipment                                 $2,993                             $3,382
Accrued insurance                        10,752                             10,125
Other                                         0                                483
Total deferred taxes                    $11,989        $2,993              $11,785        $3,382

Reconciliation of the federal statutory rate and the effective income tax rate follows:

                                             1996                1995           1994
Federal statutory rate                       35.0%               35.0%          35.0%
State income taxes, net of federal
     income tax benefit                       3.4                 3.0            3.0
Tax credits                                  (0.2)               (0.7)          (0.4)
Other                                        (0.2)                0.5            0.2
Effective income tax rate                    38.0%               37.8%          37.8%

5. Long-Term Debt:
     Long-term debt consists of the following:

(in thousands)                                         1996                     1995
Industrial revenue bonds payable
     through 1998, 6.6% in 1996 and 1995               $1,000                   $1,500
Mortgage note payable to Kentucky
     Development Finance Authority through
     1998, 6.4% (LIBOR plus 0.5%) in 1996
     and 5.8% (LIBOR plus 0.5%) in 1995                 3,111                    3,889
Other                                                     703                      819
                                                        4,814                    6,208
Less current portion                                    1,536                    1,441
Net long-term debt                                     $3,278                   $4,767

Certain loan agreements contain restrictive covenants which, among other things, require the Company to maintain minimum amounts of tangible net worth and working capital and restrict payment of dividends, repurchases of capital stock and additional borrowings.

Approximate maturities on long-term obligations in the years ending January 31, 1997, through 2001 are (in millions): $1.5; $1.5; $0.8;
$0.8 and $0.1.

6.   Commitments:
     At January 31, 1996, the Company and certain subsidiaries were committed for retail store space in the following fiscal years under noncancelable operating lease agreements requiring minimum annual rental payments of (in millions): 1997, $48.6; 1998, $46.4; 1999, $36.5; 2000, $22.4; 2001, $9.9 and $2.9 in
     later fiscal years. Most leases included renewal options for periods ranging from two to five years, and provisions for contingent rentals based upon a percentage of defined sales volume.

     Rent expense under all operating store leases was as follows:

(in thousands)                               1996                1995           1994
Minimum rentals                              $46,166             $35,318        $28,104
Contingent rentals                             9,891               8,391          6,247
Total rentals                                $56,057             $43,709        $34,351

7.   Employee Benefits:
     The Company has two noncontributory defined contribution retirement plans covering substantially all full-time employees. Expense for these plans was approximately $3.0 million, $3.5 million and $2.6 million in 1996, 1995 and 1994, respectively. The Company funds all benefit-plan costs as accrued.

8.   Capital Stock:
     The authorized capital stock of the Company consists of common stock and preferred stock.

     On August 22, 1994, the Company exchanged 1,715,742 shares of Series A Convertible Junior Preferred Stock for the 8,578,710 shares of Dollar General common stock owned by CTS, Inc., a personal holding company controlled by members of the Turner family, the founders of Dollar General. The Series A Convertible Junior Preferred Stock was authorized by the Board of Directors out of the authorized but unissued preferred stock approved by the Company's shareholders in 1992. The exchange, negotiated and recommended by a special committee of the Company's Board of Directors, came in response to a request from CTS, Inc. to consider a transaction to meet estate planning needs of the Turner family. The Series A Convertible Junior Preferred Stock is (i) convertible into common stock pursuant to the terms and conditions set forth in the Restated Articles of Incorporation and (ii) is voted with the common stock on all matters presented to the holders of common stock. The Series A Convertible Junior Preferred Stock is not convertible at the option of the holder until August 22, 1996; however, under certain circumstances the preferred stock may be converted into common stock prior to such date. In the three years following August 22, 1996, the conversion ratio increases from 90% of the initial exchange ratio of five shares of common stock for each share of Series A Convertible Junior Preferred Stock converted (adjusted for all intervening stock splits or adjustments) to 100% of the initial exchange ratio (as adjusted). Additionally, the Series A Convertible Junior Preferred Stock is not transferrable by the holders thereof.

9.   Stock Option Plans:
     The Company has stock option plans under which options to purchase common stock may be granted to officers, directors and key employees. Plan activity (as adjusted for the April 26, 1996, five-for-four common stock split) is summarized as follows:

                                   Shares Under Plans            Option Price Per Share
Balance, January 31, 1993           5,667,856                    $1.42  to  $9.26
Granted                             3,634,975                     9.26  to  13.95
Exercised                          (1,727,118)                    1.90  to   8.11
Canceled                             (299,152)                    1.90  to  13.77
Balance, January 31, 1994           7,276,561                     1.42  to  13.95
Granted                             2,177,006                    13.04  to  20.00
Exercised                          (2,221,839)                    1.90  to  13.77
Canceled                             (436,477)                    4.52  to  16.32
Balance, January 31, 1995           6,795,251                     1.42  to  20.00
Granted                             1,819,496                    16.30  to  23.70
Exercised                          (1,547,976)                    1.90  to  16.48
Canceled                             (121,139)                    6.10  to  23.70
Balance, January 31, 1996           6,945,632                    $1.42  to $23.70

At January 31, 1996 and 1995, options for 1,365,829 and 1,412,448 shares were exercisable. At January 31, 1996 and 1995, shares available for granting of stock options under the Company's stock option plans were 4,652,993 and 1,136,186 shares, respectively. All unexercised options expire not later than the year 2006.

10.  Quarterly Financial Data (unaudited):

     The following is selected unaudited quarterly financial data for the fiscal years ended January 31, 1996 and 1995. Amounts are in thousands except per share data.

Quarter                       First          Second         Third          Fourth         Year
1996:
Net Sales                     $343,392       $408,204       $437,218       $575,374       $1,764,188
Gross Profit                    96,281        113,945        128,365        165,028          503,619
Net Income                      11,576         17,691         20,008         38,543           87,818
Net Income Per Share (a)          0.17           0.25           0.28           0.55             1.25
Net Income Per Share (b)          0.13           0.20           0.23           0.44             1.00
1995:
Net Sales                     $287,086       $317,323       $359,430       $484,770       $1,448,609
Gross Profit                    79,980         87,708        105,579        147,412          420,679
Net Income                       9,514         13,960         17,294         32,866           73,634
Net Income Per Share (a)          0.14           0.20           0.25           0.47             1.07
Net Income Per Share (b)          0.11           0.16           0.20           0.38             0.85

(a) Based on common and common equivalent shares before adjustment for April 26, 1996, five-for-four common stock split.
(b) Based on common and common equivalent shares as adjusted to give retroactive effect to the April 26, 1996, five-for-four common stock split.

     Cost of goods sold was determined in the first, second and third quarters utilizing estimates of inventory shrinkage, inflation and markdowns. Cost of goods sold for the fourth quarter includes an adjustment of these estimates based upon actual results. Such adjustments decreased fourth quarter cost of goods sold by $1.4 million in 1996 and $1.4 million in 1995.
11.  Subsequent Event:
     The Company's Board of Directors authorized on March 25, 1996, a five-for- four common stock split for shareholders of record on April 10, 1996, which was paid April 26, 1996.

Report of Independent Accountants

To the Shareholders and
     Board of Directors
Dollar General Corporation
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and Subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and Subsidiaries as of January 31, 1996 and 1995, and the consolidated results of their operation and their cash flows for each of the fiscal years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.

/s/Coopers & Lybrand L.L.P.
Louisville, Kentucky
March 11, 1996, except as to the
     information presented in Note 11
     for which the date is April 26, 1996

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          Not Applicable

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors is incorporated herein by reference from the information contained on pages 2 through 8 and page 23, under the caption, "Compliance with Section 16(a) of the Securities Exchange Act of 1934," of the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 3, 1996. Information regarding the Company's executive officers is contained herein at Part I, pursuant to General Instruction G(3).

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the information under the captions "Executive
Compensation" and "Election of Directors - Compensation of
Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 3, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

This information is incorporated herein by reference from the information under the captions "Security Ownership of Certain
Beneficial Owners" and "Security Ownership by Officers and
Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 3, 1996.

Item 13.  Certain Relationships and Related Transactions

This information is incorporated herein by reference from the information under the caption "Transactions with Management and Others" of the Company's Proxy Statement relating to the Annual
Meeting of Stockholders to be held on June 3, 1996.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)(1)    Consolidated Financial Statements:

          The following Financial Statements are incorporated herein by reference from Part II, Item 8 of this report:

          Consolidated Balance Sheets, January 31, 1996 and 1995

          Consolidated Statements of Income for the years ended
          January 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended January 31, 1996, 1995 and 1994

          Consolidated Statements of Shareholders' Equity for the years ended January 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          Report of Independent Accountants

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements, and therefore, have been omitted.

(3)       Exhibits:

          3(a) Restated Articles of Incorporation, as amended (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).
          3(b)      Bylaws as amended February 1, 1993
                    (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 1993).
          4 Articles V, VII and X of the Registrant's Articles of Incorporation (included in Exhibit 3(a)).
          10(a) Loan Agreement dated August 19, 1992, as amended, by and among Dollar General Corporation, Dolgencorp, Inc. And NationsBank of North Carolina, N.A. (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 1993).
          10(b) Amendments to Loan Agreement dated December 23, 1993 and October 31, 1994 (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 1995) and Amendment to Loan Agreement dated June 14, 1995 (incorporated herein by reference to the Quarterly Report on Form 10-Q for the second quarter of 1996).
          10(c) Exchange Agreement dated August 22, 1994, by and among Dollar General Corporation, Dolgencorp, Inc. and stockholders of C.T.S., Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K dated August 22, 1994, Exhibit 10.1).

          10(d) Registration Rights Agreement dated August 22, 1994, by and among Dollar General Corporation, Turner Children Trust dated January 21, 1980, Cal Turner, Jr., James Stephen Turner, Laura Jo Dugas and Elizabeth Turner Campbell (incorporated by reference to the Registrant's current Report on Form 8-K dated August 22, 1994, Exhibit 10.2).

MANAGEMENT CONTRACT OR COMPENSATORY PLANS

          10(e) Dollar General Corporation 1988 Outside Directors' Stock Option Plan, as amended, (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held June 13,
                    1989).
          10(f) Dollar General Corporation 1989 Employee Stock Incentive Plan, as amended (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual meeting of Stockholders held June 13, 1989).
          10(g)     1993 Employee Stock Incentive Plan
                    (incorporated herein by reference to the
                    Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held June 7,
                    1993).
          10(h) 1993 Outside Directors Stock Option Plan (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held June 7,
                    1993).
          10(i)     1995 Employee Stock Incentive Plan
                    (incorporated herein by reference to the
                    Registrant's definitive Proxy Statement for the Annual meeting of Stockholders held June 5,
                    1995).
          10(j) 1995 Outside Directors Stock Option Plan (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual meeting of Stockholders held June 5,
                    1995).
          11   Statement re: Computation of Earnings Per Share.
          13   Annual Report to Stockholders.
          21   Subsidiaries of the Registrant.
          23   Consent of Independent Accountants.
          27   Financial Data Schedule.

   (b) No report on Form 8-K was filed by the Company during the last quarter of fiscal 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            DOLLAR GENERAL CORPORATION

Date: April 29, 1996                                        By:
                                                            CAL TURNER, JR., PRESIDENT

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                    TITLE                              DATE
                                        Chairman of the Board,             April 29, 1996
CAL TURNER, JR.                         President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

                                        Vice President, Chief              April 29, 1996
BOB CARPENTER                           Administrative Officer,
                                        (Acting Principal Financial
                                        and Accounting Officer)

                                        Director                           April 29, 1996
CAL TURNER


                                        Director                           April 29, 1996
WALLACE N. RASMUSSEN


                                        Director                           April 29, 1996
JOHN B. HOLLAND


                                        Director                           April 29, 1996
WILLIAM S. WIRE, II


                                        Director                           April 29, 1996
JAMES L. CLAYTON

                                        Director                           April 29, 1996
DAVID M. WILDS

                                        Director                           April 29, 1996
REGINALD D. DICKSON

                                        Director                           April 29, 1996
BARBARA M. KNUCKLES

JAMES D. COCKMAN                        DIRECTOR                           April 29, 1996

INDEX TO EXHIBITS

3(a) Restated Articles of Incorporation, as amended (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).
          3(b)      Bylaws as amended February 1, 1993
                    (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 1993).
          4 Articles V, VII and X of the Registrant's Articles of Incorporation (included in Exhibit 3(a)).
          10(a) Loan Agreement dated August 19, 1992, as amended, by and among Dollar General Corporation, Dolgencorp, Inc. and NationsBank of North Carolina, N.A. (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 1993.)
          10(b) Amendments to Loan Agreement dated December 23, 1993 and October 31, 1994 (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 1995) and Amendment to Loan Agreement dated June 14, 1995 (incorporated herein by reference to the Quarterly Report on Form 10-Q for the second quarter of 1996).
          10(c) Exchange Agreement dated August 22, 1994, by and among Dollar General Corporation, Dolgencorp, Inc. and stockholders of C.T.S., Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K dated August 22, 1994, Exhibit 10.1).
          10(d) Registration Rights Agreement dated August 22, 1994, by and among Dollar General Corporation, Turner Children Trust dated January 21, 1980, Cal Turner, Jr., James Stephen Turner, Laura Jo Dugas and Elizabeth Turner Campbell (incorporated by reference to the Registrant's current Report on Form 8-K dated August 22, 1994, Exhibit 10.2).

MANAGEMENT CONTRACT OR COMPENSATORY PLANS
          10(e)     Dollar General Corporation 1988 Outside
                    Directors' Stock Option Plan, as amended,
                    (incorporated herein by reference to the
                    Registrant's definitive Proxy Statement for the
                    Annual Meeting of Stockholders held June 3,
                    1996).
          10(f)     Dollar General Corporation 1989 Employee Stock
                    Incentive Plan, as amended (incorporated herein
                    by reference to the Registrant's definitive
                    Proxy Statement for the Annual meeting of
                    Stockholders held June 13, 1989).
          10(g)     1993 Employee Stock Incentive Plan
                    (incorporated herein by reference to the
                    Registrant's definitive Proxy Statement for the
                    Annual Meeting of Stockholders held June 7,
                    1993).
          10(h)     1993 Outside Directors Stock Option Plan
                    (incorporated herein by reference to the
                    Registrant's definitive Proxy Statement for the
                    Annual Meeting of Stockholders held June 7,
                    1993).
          10(i)     1995 Employee Stock Incentive Plan
                    (incorporated herein by reference to the
                    Registrant's definitive Proxy Statement for the
                    Annual meeting of Stockholders held June 5,
                    1995).
          10(j)     1995 Outside Directors Stock Option Plan
                    (incorporated herein by reference to the
                    Registrant's definitive Proxy Statement for the
                    Annual meeting of Stockholders held June 5,
                    1995).
          11        Statement re: Computation of Earnings Per
                    Share.
          13        Annual Report to Stockholders.
          21        Subsidiaries of the Registrant.
          23        Consent of Independent Accountants.
          27        Financial Data Schedule.

Exhibit 11

DOLLAR GENERAL CORPORATION

COMPUTATION OF EARNINGS PER SHARE


Net Income Per Common Share

Net income per common share is based upon the actual weighted average number of shares outstanding during each period plus the assumed exercise of all dilutive stock options as follows:

                                                  Years ended January 31
                                                       (In thousands)
                                             1996           1995           1994

Actual weighted average number of            71,525         77,019         80,837
shares outstanding during the
period Common Stock Equivalents:

Dilutive effect of stock options
using the "Treasury Stock Method"             2,860          3,256          3,264

1,715,742 Shares of Convertible
Preferred Stock Issued August
22, 1994                                     13,404          5,986         ------

Weighted Average Shares                      87,789         86,261         84,101

The above amounts have been adjusted to reflect the five-for-four common stock split declared on March 25, 1996, to shareholders of record April 10, 1996, and paid on April 26, 1996.