Form 10-Q
period 1996-05-03
DOLLAR GENERAL CORP
filed 1996-06-13
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period of May 3, 1996

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

The number of shares of common stock outstanding at May 3, 1996 was 72,380,519.

Dollar General Corporation

Form 10-Q

For the Quarter Ended May 3, 1996

Index

Part I.  Financial Information                                         Page No.
 Item 1.   Financial Statements (unaudited):
      Consolidated Statements of Income
      for the three months ended May 3, 1996
      and May 5, 1995 restated from April 30,
      1995.  See Note 1 to the consolidated
      financial statements.                                             3

      Consolidated Balance Sheets as of May 3,
      1996, January 31, 1996 and May 5, 1995
      restated from April 30, 1995.  See Note
      1 to the consolidated financial statements         4

      Consolidated Statements of Cash Flows
      for the three months ended May 3, 1996
      and May 5, 1995 restated from April 30,
      1995.  See Note 1 to the consolidated
      financial statements.                                            5

      Notes to Consolidated Financial Statements        6-7

 Item 2.   Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                          8-9

Part II.  Other Information

 Item 6.   Exhibits and Reports on Form 8-K                            9

Signatures                                                10

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended May 3, 1996 and May 5, 1995*
(in thousands except per share amounts)
(unaudited)

           May 3, 1996                        May 5, 1995*
Net Sales            $455,856                 $374,520
Cost of goods sold    332,482                  269,762
 Gross Profit         123,374                  104,758
Selling, general and
 administrative expense                         97,945       83,490
 Operating profit      25,429                   21,268
Interest expense        1,197                    1,245
 Income before taxes on
 income      24,232    20,023
Provision for taxes on
 income       9,208     7,709
 Net income                                     15,024       12,314
Net income per common and
 common equivalent share                      $    .17     $    .14
Weighted average number of
 common and common
 equivalent shares
 outstanding                                    88,676       87,384
Cash dividends per common
 share, as declared  $    .05                 $    .05
Adjusted to give retroactive
 effect to the five-for-four
 common stock split
 distributed on April 26, 1996                $    .05     $    .04

*Restated as explained in Note 1.

The accompanying notes are an integral part of this statement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of May 3, 1996, January 31, 1996 and May 5, 1995*
(in thousands)
(unaudited)

      ASSETS                             May 3,   January 31, May 5,
           1996      1996                         1995*
Current Assets:
 Cash and cash equivalents               $ 19,425 $  4,344             $ 37,588
 Merchandise inventories                  526,120  488,362              426,244
 Deferred income taxes                     11,468   11,989               12,277
 Other current assets                      13,497   11,548               11,305
      Total current assets                570,510  516,243              487,414
Property & Equipment, at cost             247,865  242,628              197,979
 Less: Accumulated depreciation            90,831   84,041               67,579
                                    157,034  158,587              130,400
Other Assets                          5,130    5,166                5,534
                                   $732,674 $679,996             $623,348

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
     debt                          $  1,545 $  1,536             $  1,442
  Short-term borrowings             105,000   72,146               89,939
  Accounts payable                  120,387  103,176              126,489
  Accrued expenses                   56,021   62,099               55,533
  Income Taxes    8,406              14,757               6,463
     Total current liabilities      291,359  253,714              279,866
Long-term debt                        2,305    3,278                3,857
Deferred income taxes                 3,573    2,993                3,382
Shareholders' equity:
  Preferred stock                       858      858                  858
  Common stock   42,893              42,762              33,971
  Additional paid-in capital        308,155  303,609              286,047
  Retained earnings                 284,058  273,309              216,818
                                    635,964  620,538              537,694
  Less treasury stock               200,527  200,527              201,451
                                    435,437  420,011              336,243
                                   $732,674 $679,996             $623,348
*Restated as explained in Note 1.

The accompanying notes are an integral part of this statement.
/TABLE>

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended May 3, 1996, and May 5, 1995*
(in thousands)
(unaudited)

                                                       May 3,    May 5,
                                                       1996      1995*
Cash flows from operating activities:
  Net income                                           $ 15,024  $ 12,314
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                        7,318     5,855
     Deferred income taxes                                1,101  (    492)
  Change in operating assets and
     liabilities:
     Merchandise inventories                           ( 37,758) ( 70,133)
     Accounts payable                                    17,211    14,814
     Accrued expenses                                  (  6,078) (  5,504)
     Income taxes                                      (  6,351)    1,253
     Other                                             (    576) (    965)
     Net cash used for operating activities            ( 10,109) ( 42,858)
Cash flows used in investing activities:
     Purchase of property & equipment                  (  7,102) ( 12,202)
Cash flows provided by financing activities:
  Issuance of short-term borrowings                      50,276    67,117
  Repayments of short-term borrowings                  ( 17,422) (  6,778)
  Repayments of long-term debt                         (    964) (    909)
  Payments of cash dividends                           (  4,275) (  2,932)
  Proceeds from exercise of stock options                 3,307     1,612
  Tax benefits from exercise of stock options             1,370     1,493
     Net cash provided by financing activities           32,292    59,603
Net increase (decrease) in cash and equivalents          15,081     4,543
Cash and cash equivalents at beginning of year            4,344    33,045
Cash and cash equivalents at end of period             $ 19,425  $ 37,588

*Restated as explained in Note 1.

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

  The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of the quarterly report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended January 31, 1996 for additional information.

  The accompanying financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. All subsidiaries are included. In management's opinion, all adjustments (which are solely of a normal recurring nature) necessary for a fair presentation of the results of operations for the three-month periods ended May 3, 1996 and May 5, 1995, respectively, have been made.

  Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

  The comparative financial statements presented for the period ended May 5, 1995, have been restated from the 10-Q report for the first quarter ended April 30, 1995 to reflect the adoption of a retail 52/53 week reporting calendar effective February 1, 1996. For the period ended April 30, 1995, the Company reported net income of $11,576,000 or $0.13 per common and common equivalent share, as restated for the April 26, 1996 stock split.

2.  Net Income Per Common Share

  Net income per common and common equivalent share is based upon the actual weighted average number of common shares outstanding during each period plus the assumed exercise of dilutive stock options as follows:

                                              Three Months Ended
                                         Shares (000's)
                                         May 3,1996          May 5, 1995
Actual weighted average number of shares
  shares outstanding during the period        72,232              70,691
Common Stock Equivalents:
  Dilutive effect of stock options
  using the "Treasury Stock Method"       3,040               3,289

  1,715,742 shares Convertible Preferred
  Stock Issued August 22, 1994           13,404              13,404

Weighted Average Shares                       88,676              87,384

3. Changes in shareholder's equity for the three months ended May 3, 1996 and May 5, 1995 were as follows (dollars in thousands except per share amounts):

                                                Additional
                            Preferred Common    Paid-In   Retained  Treasury
                            Stock      Stock    Capital   Earnings  Stock
Balances, January 31, 1995           $    858  $ 33,971  $283,323  $207,436     $201,832
  Net income                                                         12,314
  Cash dividend, $.05 per
     common share, as declared                                     (  2,450)
  Cash dividend, $.28 per
     preferred share                                               (    482)
  Reissuance of treasury
     stock under employee stock
     incentive plans                                        1,231              (    381)
  Tax benefit from exercise
     of options                                             1,493

Balances, May 5, 1995                $    858  $ 33,971  $286,047  $216,818    $201,451
Balances, January 31, 1996           $    858  $ 42,762  $303,609  $273,309    $200,527
  Net Income                                                         15,024
  Cash dividend, $.05 per
     common share, as declared                                     (  3,672)
  Cash dividend, $.28 per
     preferred share                                               (    603)
  Issuance of Common Stock
     under employee stock
     incentive plans                                131     3,176
  Tax benefit from exercise
     of options                                             1,370

Balances, May 3, 1996                $    858  $ 42,893  $308,155  $284,058    $200,527

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

  NET SALES. Net sales for the first three months of fiscal 1997 increased $81.4 million, or 21.7%, to $455.9 million from $374.5 million for the comparable period of fiscal 1996. The increase resulted from 300 net additional stores being in operation as of May 3, 1996 as compared with May 5, 1995 and an increase of 7.3% in same-store sales as compared with the 6.2% increase in the same period last year. The Company regards same stores as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same-store sales gains are a reflection of better in stock positions compared to the prior year and improved focus on its strategy as a distributor of consumable basics. The Company's sales mix shifted in favor of hardlines which accounted for 73% of sales compared to softlines' 27% of sales versus 69% and 31%, respectively, in the first quarter of fiscal 1996. In the first quarter of fiscal 1997, the Company opened 78 stores, closed 27 stores and ended the quarter with a total 2,467 stores.

  GROSS PROFIT. Gross profit for the first three months of fiscal 1997 was $123.3 million, or 27.06% of net sales, compared to $104.8 million, or 27.97% of net sales, for the comparable period in the prior fiscal year. The decrease was primarily driven by lower margin on sales of current purchases representing the shift of sales toward hardlines, lower beginning inventory margins, and higher shrinkage reserves. Allowance for shrinkage of 3.20% was up from 3.06% a year ago and the LIFO charge of 0.13% was slightly lower than the 0.16% in the same period last year. Cost of goods sold is determined in the first, second and third quarters utilizing estimates of inventory markdowns, shrinkage and inflation. Adjustments of these estimates based upon actual results are included in cost of goods sold in the fourth quarter.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Operating expenses for the quarter equaled $97.9 million, or 21.5% of sales, compared with $83.5 million, or 22.3% of sales, in the same period last year. Driving this decrease in operating expense percentage to sales were reductions in labor and related taxes, travel and training costs stemming from tighter control of operating and administrative areas, lower insurance expenses, and lower advertising costs due to fewer new store openings this year versus last year. Partially offsetting these improvements was an increase in incentive compensation. The total increase in these operating expenses of $14.4 million from last year resulted primarily from an increase of 300 stores in operation during fiscal 1997.

  INTEREST EXPENSE. Interest expense was flat at $1.2 million for the first three months of fiscal 1997 compared to 1996. As a percentage of sales, interest expense dropped to 0.26% from 0.32% in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flows from operating activities - Cash flows used in operating activities totaled $10.1 million during the first quarter of fiscal 1997 compared with $42.9 million in the first quarter of fiscal 1996. This decrease in use of cash is primarily the result of a smaller increase in inventories this year versus last year (a $32.4 million difference) being only partially offset by an increase in accounts payable ($17.2 million versus $14.8 million in the prior year). Inventories increased as a result of opening new stores, maintaining better in-stock levels, and some carry-over seasonal merchandise from last year.

  Cash flows from investing activities - Cash used for capital expenditures during the first quarter decreased $6.0 million to $7.1 million as compared to $13.1 million in the comparable period in 1996. The current period expenditures resulted principally from opening 78 new stores, remodeling and relocating 45 stores, and investment in warehouse equipment. The decrease is driven by reduced investment in stores, down $2.8 million and reduced trailer purchases of $1.0 million.

  Cash flows from financing activities - The Company's short-term borrowings during the first quarter of fiscal 1997 increased by a net of $33.9 million compared to 61.3 million in 1996. The increased short-term borrowings were due to the cash used in operating activities and capital expenditures discussed above.

  Because of the seasonal nature of the Company's business, its working capital requirements vary significantly during the year. Bank credit facilities equaled $285.0 million at May 3, 1996 ($170.0 million revolving credit/term loan facility plus $115.0 million seasonal lines of credit). The Company had seasonal lines of credit borrowings of $0.0 million and $24.9 million as of May 3, 1996 and 1995, respectively. The Company anticipates that seasonal working capital and capital expenditure requirements will continue to be met through cash flow provided by operating activities supplemented by the revolving credit/term loan facility and seasonal credit lines.

  The Company's liquidity position is set forth in the following table (dollars in thousands):

        May 3,                      January 31,               May 5,
                                    1996       1996                     1995
Current ratio                                       2.0%          2.0%           1.7%
Total borrowings/equity                            25.0%         18.3%          28.3%
Long-term debt/equity                               0.5%          0.8%           1.1%
Working Capital (000)                          $279,151      $262,529       $207,548
Average daily use of debt:
 (Fiscal year-to-date)
 Short-term (000)                              $ 80,430      $ 99,564       $ 66,301
 Long-term (000)                                  4,264         4,718          5,163
 Total (000)                                   $ 84,694      $104,282       $ 71,464
Maximum outstanding short-term      $110,077   $227,397           $ 99,119
 debt (fiscal year-to-date)

                    PART II - OTHER INFORMATION

Item 1.    Not applicable.

Item 2.    Not applicable.

Item 3.    Not applicable.

Item 4.    Not applicable.

Item 5.    Not applicable.

Item 6.    Exhibits and reports on Form 8-K

      (a) No reports on Form 8-K were filed during the quarter ended May 3, 1996.


SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR GENERAL CORPORATION
(Registrant)


June 13, 1996
By: /s/Bob Carpenter
 Bob Carpenter, Vice President,
 Chief Administrative Officer,
 and Corporate Secretary