Form 10-Q
period 1996-08-02
DOLLAR GENERAL CORP
filed 1996-09-13
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1996

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

The number of shares of common stock outstanding at August 30, 1996 was 73,163,378.

Dollar General Corporation
Form 10-Q
For the Quarter Ended August 2, 1996
Index

Part I.   Financial Information                         Page No.

Item 1.   Financial Statements (unaudited):
Consolidated Statements of Income
for the three months and six months
ended August 2, 1996 and August 4, 1995
restated from July 31, 1995.
See Note 1 to the consolidated
financial statements.                                   3

Consolidated Balance Sheets as of August 2,
1996, January 31, 1996 and August 4, 1995
restated from July 31, 1995.  See Note
1 to the consolidated financial statements              4

Consolidated Statements of Cash Flows
for the six months ended August 2, 1996
and August 4, 1995 restated from July 31,
1995.  See Note 1 to the consolidated
financial statements.                                   5

Notes to Consolidated Financial Statements              6-7

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                              8-10

Part II.   Other Information

Item 2    Changes in Securities                         11

Item 4.   Submission of Matters to a Vote of
Security Holders                                        11

 Item 6.   Exhibits and Reports on Form 8-K             11

Signatures                                              12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months and six months ended August 2, 1996 and August 4, 1995*
(in thousands except per share amounts)
(unaudited)

                                   Three Months             Six Months

                              1996           1995*     1996           1995*
Net Sales                     $494,389       $403,719  $950,245       $778,239

Cost of Goods sold             360,661        290,645   693,143        560,407

     Gross Profit              133,728        113,074   257,102        217,832

Selling, general and
     administrative expense     97,321         82,918   195,266        166,408

     Operating profit           36,407         30,156    61,836         51,424

Interest expense                 1,109          1,662     2,306          2,907

Income before taxes on income   35,298         28,494    59,530         48,517

Provision for taxes on income   13,413         10,970    22,621         18,679
     Net income                 21,885         17,524    36,909         29,838

Net income per common and
common equivalent share       $    .25       $    .20  $    .42       $    .34

Weighted average number of
common shares outstanding       89,094         87,890    88,886         87,636

Cash dividends per common
share as declared             $    .05       $    .05  $    .10       $    .10

Adjusted to give retroactive
effect to the five-for-four
stock split distributed on
April 26, 1996                $    .05       $    .04  $    .10       $    .08
*Restated as explained in Note 1.
The accompanying notes are an integral part of this statement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of August 2, 1996, January 31, 1996 and August 4, 1995*
(in thousands)
(unaudited)

                                        Aug. 2, 1996   January 31, 1996    Aug. 4, 1995*
ASSETS
Current Assets:
     Cash and cash equivalents          $ 12,950       $  4,344            $ 11,781
     Merchandise inventories             513,665        488,362             474,954
     Deferred income taxes                11,959         11,989              10,065
     Other current assets                 13,630         11,548              12,366
          Total current assets           552,204        516,243             509,166
Property & Equipment, at cost            260,716        242,628             214,585
Less: Accumulated depreciation            98,124         84,041              73,109
                                         162,592        158,587             141,476
Other Assets                               5,094          5,166               5,557
                                        $719,890       $679,996            $656,199

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt  $  1,553       $  1,536            $  1,483
     Short-term borrowings                74,954         72,146             120,000
     Accounts payable                    121,212        103,176             103,906
     Accrued expenses                     63,885         62,099              55,945
     Income Taxes                          2,991         14,757               3,201
          Total current liabilities      264,595        253,714             284,535
Long-term debt                             2,108          3,278               3,585
Deferred income taxes                      3,573          2,993               3,382
Shareholders' equity:
     Preferred stock                         858            858                 858
     Common stock                         42,918         42,762              33,971
     Additional paid-in capital          317,446        303,609             299,561
     Retained earnings                   288,919        273,309             230,441
                                         650,141        620,538             564,831
     Less treasury stock                 200,527        200,527             200,134
                                         449,614        420,011             364,697
                                        $719,890       $679,996            $656,199*Restated as explained in Note 1.
The accompanying notes are an integral part of this statement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended August 2, 1996 and August 4, 1995*
(in thousands)
(unaudited)

                                                 Aug. 2,        Aug. 4
                                                 1996           1995*
Cash flows from operating activities:
     Net income                                   $ 36,909       $ 29,838
     Adjustments to reconcile net income
          to net cash provided by operating
          activities:
          Depreciation and amortization             14,929         11,885
          Deferred income taxes                        610          1,720
     Change in operating assets and liabilities:
          Merchandise inventories                 ( 25,303)      (118,843)
          Accounts payable                          18,036       (  7,769)
          Accrued expenses                           1,786       (  5,092)
          Income taxes                            ( 11,766)      (  2,009)
          Other                                   (    649)      (  2,249)
          Net cash provided by (used in)
               operating activities                 34,552       ( 92,519)
Cash flows used in investing activities:
     Purchase of property & equipment             ( 20,296)      ( 29,108)
Cash flows provided by financing activities:
     Issuance of short-term borrowings              43,178        124,501
     Repayments of short-term borrowings          ( 40,370)      ( 34,101)
     Repayments of long-term debt                 (  1,153)      (  1,140)
     Payments of cash dividends                   (  9,207)      (  6,833)
     Proceeds from exercise of stock options         9,957         11,595
     Repurchase of common stock                   ( 12,330)             0
     Tax benefits from exercise of stock options     4,275          6,341
          Net cash (used in) provided by financing
               activities                         (  5,650)       100,363
Net increase (decrease) in cash and
     cash equivalents                                8,606       ( 21,264)
Cash and cash equivalents at beginning of year       4,344         33,045
Cash and cash equivalents at end of period        $ 12,950       $ 11,781

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

     The accompanying financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. All subsidiaries are included. In management's opinion, all adjustments (which are ofa normal recurring nature) necessary for a fair presentation of the results of operations for the three-month and six-month periods ended August 2, 1996 and August 4, 1995, respectively, have been made.

     Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

     The comparative financial statements presented for the period ended August 4, 1995, have been restated from the 10-Q report for the period ended July 31, 1995 to reflect the adoption of a retail 52/53 week reporting calendar effective February 1, 1996. For the six-month and three-month periods ended July 31, 1995, the Company reported net income of $29,267,000 and $17,691,000, respectively, or $0.33 and $0.20, respectively per common and common equivalent share, as restated for the April 26, 1996 stock split.

2.   Net Income Per Common Share

     Net income per common and common equivalent share is based upon the actual weighted average number of common shares outstanding during each period (including the presumed conversion of the Series A Convertible Preferred Stock) plus the assumed exercise of dilutive stock options as follows:

                                   Three Months        Six Months
                                   Ended August 2,     Ended August 4,
                                             Shares (in thousands)
                                   1996      1995      1996      1995
Actual weighted average number of
common shares outstanding during
the period                         72,716    71,417    72,475    71,053
Common Stock Equivalents:
 Dilutive effect of stock options
 using the "Treasury Stock Method"  2,974     3,069     3,007     3,179

 1,715,742 shares of Series A
 Convertible Preferred Stock
 Issued August 22, 1994            13,404    13,404    13,404    13,404

Weighted Average Shares            89,094    87,890    88,886    87,636

3. Changes in shareholder's equity for the six months ended August 2, 1996 and August 4, 1995 were as follows (dollars in thousands except per share amounts):

                                                            Additional
                                   Preferred      Common    Paid-In        Retained  Treasury
                                   Stock          Stock     Capital        Earnings  Stock
Balances, January 31, 1995         $    858       $ 33,971  $283,323       $207,436  $201,832

     Net income                                                              29,838

     Cash dividend, $.10 per
     common share, as declared                                             (  5,869)

     Cash dividend, $.56 per
     preferred share                                                       (    964)

     Reissuance of treasury
          stock under employee stock
          incentive plans                                      9,897                (  1,698)

     Tax benefit from exercise
          of options                                           6,341

Balances, August 4, 1995           $    858       $ 33,971  $299,561      $230,441  $200,134
Balances, January 31, 1996         $    858       $ 42,762  $303,609      $273,309  $200,527
     Net Income                                                             36,909

     Cash dividend, $.10 per
          common share, as declared                                       (  8,001)

     Cash dividend, $.56 per
          preferred share                                                 (  1,206)

     Issuance of Common Stock
          under employee stock
          incentive plans                              395     9,562

     Tax benefit from exercise
          of options                                           4,275

     Repurchase of common stock                   (    239)                ( 12,092)
Balances, August 2, 1996                $    858  $ 42,918  $317,446       $288,919  $200,527

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

     In August 1996, the federal minimum wage law was changed to increase minimum wage from $4.25 per hour to $4.75 per hour effective October 1, 1996 and from $4.75per hour to $5.15 per hour effective September 1, 1997. The Company estimates that this change will result in an increase in wage expense during fiscal 1997 from approximately $2.1 to $2.3 million above otherwise expected levels. The Company believes the financial impact of the minimum wage increase to operations for fiscal 1997 will be partially offset by increased sales and employee productivity.

SIX MONTHS ENDED AUGUST 2, 1996 AND AUGUST 4, 1995

     NET SALES. Net sales for the first six months of fiscal 1997 increased $172.0 million, or 22.1%, to $950.2 million from $778.2 million for the comparable period of fiscal 1996. The increase resulted from 326 net additional stores being in operation as of August 2, 1996 as compared with August 4, 1995, and an increase of 8.6% in same-store sales as compared with the 6.4% increase in the same period last year.

     The Company regards same stores as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same-store sales gains are a reflection of better in-stock positions compared to the prior year and improved focus on its strategy as a distributor of consumable basics. The Company's sales mix shifted in favor of hardlines which accounted for 73% of sales and softlines' equal to 27% of sales in the first six months of fiscal 1997 as compared with 69% and 31%, respectively in the comparable 1996 period. In the second quarter of fiscal 1997, the Company opened 123 stores, closed 4 stores and ended the quarter with a total of 2,586 stores.

     GROSS PROFIT. Gross profit for the first six months of fiscal 1997 was $257.1 million, or 27.06% of net sales, compared to $217.8 million, or 27.99% of net sales, for the comparable period in the prior fiscal year. This decrease was driven by lower margin on sales of current purchases, as a result of the shift of sales towards hardlines, lower beginning inventory margins and higher shrinkage reserves at 3.2% up from 3.0% a year ago. These effects were partially offset by the LIFO charge of zero in the current year as compared with 0.16% last year (based on current price trend indications). Cost of goods sold is determined in the first, second and third quarters utilizing estimates of inventory, shrinkage, markdowns and inflation. Adjustments of these estimates based upon actual results are included in cost of goods sold in the fourth quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the period equaled $195.3 million, or 20.6% of sales, compared with $166.4 million, or 21.4% of sales in the same period last year. This decrease (as a percentage of sales) was the result of better labor control, both retail and administrative, and lower advertising costs resulting from the elimination of the August circular. Increased incentive compensation accruals partially offset these gains.
      9   INTEREST EXPENSE.  Interest expense decreased 20.7% to $2.3 million for the first six months of fiscal 1997 from $2.9 million for the comparable prior-year period. The decrease resulted from both lower average short-term borrowings as well as lower average interest rates. Average short-term borrowings were $81.3 million and $85.9 million for the respective six-month periods of fiscal 1997 and 1996.

THREE MONTHS ENDED AUGUST 2, 1996 AND AUGUST 4, 1995

     NET SALES. Net sales in the second quarter of fiscal 1997 increased $90.7 million or 22.5%, to $494.4 million from $403.7 million for the same period in fiscal 1996. The increase resulted from an increase of 9.8% in same store sales and the operation of 326 additional stores at the end of the quarter.

     GROSS PROFIT. Gross profit as a percentage of sales was 27.05% in the second quarter of fiscal 1997, as compared with 28.01% for the comparable period in fiscal 1996. This decrease was the result of the same factors affecting gross profit for the six-month period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $14.4, million or 17.4%, in the second quarter of fiscal 1997 as compared with fiscal 1996. As a percentage of sales, selling, general and administrative expense decreased to 19.7% for the second quarter of fiscal 1997 from 20.5% for the same period in the previous year. Operating expense as a percentage of sales decreased primarily as a result of better labor control, both retail and administrative, and lower advertising due to the elimination of the August circular. These improvements offset increases in insurance reserves and incentive compensation accruals.

     INTEREST EXPENSE. Interest expense for the second quarter of fiscal 1997 decreased 33.3% to $1.1 million from $1.7 million from the comparable period in fiscal 1996 due to lower average interest rates and average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities - Cash flows provided by operating activities totaled $34.5 million during the first six months of fiscal 1997 compared with cash flow used by operating activities of $92.5 last year. This significant change in cash flow is primarily the result of a much smaller increase in inventories during the 1997 period as compared to 1996 plus an increase in accounts payable ($18.0 million this year versus a use of cash of $7.8 million in accounts payable reduction last year). Inventories increased as a result of opening new stores and maintaining better in-stock levels, but much of this occurred before the beginning of fiscal year 1997.

     Cash flows from investing activities - Cash used for capital expenditures during the first six months decreased $8.8 million to $20.3 million as compared with $29.1 million in the comparable period in 1996. The current period expenditures resulted principally from opening 326 new stores, remodeling and relocating 87 stores, and investment in warehouse equipment. The decrease is driven by reduced investment in stores, a reduction of $3.5 million, and lower trailer purchases, down $2.1 million. On July 18, 1996 the Company's Board of Directors authorized a buy-back of up to 2 million shares of the Company's outstanding common stock. As of August 2, 1996 the Company had repurchased 475,100 shares at an aggregate cost of $12,330,492. As of August 30, 1996, the Company had repurchased a total of 1,000,000 shares at an aggregate cost of $26,972,486.

     Cash flows from financing activities - The Company's short-term borrowings during the first six months of fiscal 1997 increased by a net of $2.8 million to $43.2 million compared with an increase of $90.4 million to $124.5 million in 1996.
The decreased short-term borrowings resulted from the greater cash flow from operating activities and lower capital expenditures discussed above.
      10  Because the Company emphasizes seasonal events, such as Christmas and back-to-school, its working capital requirements vary significantly during the year. Bank credit facilities equaled $325.0 million at August 2, 1996 ($170.0 million revolving credit/term loan facility plus $155.0 million seasonal lines of credit). The Company successfully negotiated an increase in its revolving credit/term loan facility from $65.0 million to $170.0 million during June 1995. The Company had seasonal lines of credit borrowings of $9.9 million as of August 2, 1996 and $0 as of August 4, 1995. Seasonal working capital and capital expenditure requirements will continue to be met through cash flow provided by operating activities supplemented by the revolving credit/term loan facility and seasonal credit lines.

     The Company's liquidity position is set forth in the following table (dollars in thousands):

                                Aug. 2,        January 31,    Aug. 4,
                                1996           1996           1995
Current ratio                   2.1x           2.0x           1.8x
Total borrowings/equity         17.5%          18.3%          34.3%
Long-term debt/equity           0.5%           0.8%           1.0%
Working Capital (000)           $287,609       $262,529       $224,631
Average daily use of debt:
     (fiscal year-to-date)
     Short-term (000)           $ 81,332       $ 99,564       $ 84,898
     Long-term (000)               3,998          4,718          4,932
     Total (000)                $ 85,330       $104,282       $ 89,830
Maximum outstanding short-term
debt (fiscal year-to-date)      $104,733       $227,397       $124,501

PART II - OTHER INFORMATION

Item 1.   Not applicable.

Item 2.   Changes In Securities
               Rider 11

Item 3.   Not applicable.

Item 4.   Submission of Matters to a vote of Security Holders

     At the Annual Meeting of Stockholders of the Corporation held June 3, 1996, the Stockholders voted upon three proposals. The results of the Stockholders' vote on each of the proposals are as follows:

     Proposal No. 1: Election of Directors
     The following nominees were elected to serve as Directors of the Corporation until the next Annual Stockholders' Meeting:

Nominee              Votes For           Votes Withheld/Against
Cal Turner           54,700,980           47,885
Cal Turner, Jr.      54,700,703           48,162
James L. Clayton     54,701,739           47,126
Reginald D. Dickson  54,704,456           44,409
John B. Holland      54,624,054          124,811
Barbara M. Knuckles  54,696,185           52,680
Wallace N. Rasmussen 54,623,850          125,015
David M. Wilds       54,624,288          124,577
William S. Wire, II  54,624,291          124,574

     Proposal No. 2: Approval of Amendment to the Corporation's restated Articles of Incorporation increasing the number of authorized shares of Common Stock to 200,000,000 Shares.

Votes For           Votes Against       Abstentions/Broker Non-Votes

51,825,617               2,792,693           130,555


     Proposal No. 3: Ratification of Coopers & Lybrand L.L.P. as the Corporation's Independent Accountants
Votes For           Votes Against       Abstentions/Broker Non-Votes

54,608,037               10,047              130,781



Item 5.    Not applicable.

Item 6.    Exhibits and reports on Form 8-K

      (a) No reports on Form 8-K were filed during the quarter ended August 2, 1996.

Rider 11

 Effective July 18, 1996, the Corporation's restated Articles of Incorporation was amended to increase the authorized shares of Common Stock from 100,000,000 to 200,000,000. The additional authorized shares of Common Stock may be issued by the Board of Directors, at their discretion and without stockholder approval, except as may be required by law or the rules of the New York Stock Exchange.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DOLLAR GENERAL CORPORATION
                              (Registrant)



September 13, 1996      By:/S/ Phil Richards
                           Phil Richards, Vice President,
                           Chief Financial Officer,