Form 10-Q
period 1996-11-01
DOLLAR GENERAL CORP
filed 1996-12-13
CIK 29534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1996

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

The number of shares of common stock outstanding at November 30, 1996 was 84,787,091.

Dollar General Corporation

Form 10-Q

For the Quarter Ended November 1, 1996
Index

Part I.  Financial Information                          Page No.

 Item 1.   Financial Statements (unaudited):
      Consolidated Balance Sheets as of
      November 1, 1996, January 31, 1996
      and November 3, 1995 restated from
      October 31, 1995.  See Note 1 to the
      consolidated financial statements                 3

      Consolidated Statements of Income
      for the three months and nine months
      ended November 1, 1996 and November 3,
      1995 restated from October 31, 1995.
      See Note 1 to the consolidated
      financial statements                              4

      Consolidated Statements of Cash Flows
      for the nine months ended November 1,
      1996 and November 3, 1995 restated from
      October 31, 1995.  See Note 1 to the
      consolidated financial statements.                5

      Notes to Consolidated Financial Statements        6-7

 Item 2.   Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                        8-10

Part II.  Other Information                             11

Signatures                                              12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of November 1, 1996, January 31, 1996 and November 3, 1995*
(in thousands)
(unaudited)

                                       Nov. 1,     Jan. 31,   Nov. 3,
ASSETS                                 1996        1996       1995*
Current Assets:
   Cash and cash equivalents           $   8,769   $   4,344  $   7,355
   Merchandise inventories               623,354     488,362    592,200
   Deferred income taxes                  11,954      11,989     12,232
   Other current assets                   16,447      11,548     12,310
      Total current assets               660,524     516,243    624,097
Property & Equipment, at cost            285,084     242,628    234,192
Less: Accumulated depreciation           105,715      84,041     77,881
                                         179,369     158,587    156,311
Other Assets                               5,065       5,166      5,550
                                       $ 844,958   $ 679,996  $ 785,958
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt   $   2,060   $   1,536  $   1,473
   Short-term borrowings                 184,725      72,146    201,599
   Accounts payable                      144,684     103,176    126,350
   Accrued expenses                       67,937      62,099     60,151
   Income Taxes                            4,913      14,757      6,728
      Total current liabilities          404,319     253,714    396,301
Long-term debt                             2,748       3,278      3,418
Deferred income taxes                      3,573       2,993      3,382
Shareholders' equity:
   Preferred stock                           858         858        858
   Common stock                           42,389      42,762     34,149
   Additional paid-in capital            326,199     303,609    302,045
   Retained earnings                     265,399     273,309    246,332
                                         634,845     620,538    583,384
   Less treasury stock                   200,527     200,527    200,527
                                         434,318     420,011    382,857
                                       $ 844,958   $ 679,996  $ 785,958
*Restated as explained in Note 1.
The accompanying notes are an integral part of this statement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months and nine months ended
November 1, 1996 and November 3, 1995*
(in thousands except per share amounts)
(unaudited)

                                     Three Months           Nine Months
                                  1996        1995*       1996       1995*
Net Sales                       $508,977    $429,898   $1,459,222 $1,208,137
Cost of goods sold               360,343     304,000    1,053,486    864,407
     Gross profit                148,634     125,898      405,736    343,730
Selling, general and
     administrative expense      104,178      92,129      299,444    258,537
     Operating profit             44,456      33,769      106,292     85,193
Interest expense                   1,485       2,549        3,791      5,456
Income before taxes on income     42,971      31,220      102,501     79,737
Provision for taxes on income     16,329      12,020       38,950     30,699
     Net income                 $ 26,642    $ 19,200   $   63,551 $   49,038
Net income per common and
     common equivalent share    $    .30    $    .22   $      .72 $      .56
Weighted average number of
     common shares outstanding    88,377      88,001       88,716     87,758
Cash dividends per common
     share as declared          $    .05    $    .05   $      .15 $      .15

     Adjusted to give retroactive
     effect to the five-for-four
     stock split distributed on
     April 26, 1996             $    .05    $    .04   $      .15 $      .12

*Restated as explained in Note 1.

The accompanying notes are an integral part of this statement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended November 1, 1996 and November 3, 1995*
(in thousands)
(unaudited)
      Nov. 1,                                       Nov. 3,
      1996                                          1995*
Cash flows from operating activities:
 Net income                                         $ 63,551      $ 49,038
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                      23,027        18,494
   Deferred income taxes                                 615          (447)
 Change in operating assets and liabilities:
   Merchandise inventories                          (134,992)     (236,089)
   Accounts payable                                   41,508        14,675
   Accrued expenses                                    5,838          (886)
   Income taxes                                       (9,844)        1,518
   Other                                              (1,710)       (1,265)
   Net cash used in operating activities             (12,007)     (154,962)
Cash flows used in investing activities:
 Purchase of property & equipment                    (46,897)      (51,473)
Cash flows provided by financing activities:
 Issuance of short-term borrowings                   149,390       201,631
 Repayments of short-term borrowings                 (36,811)      (29,632)
 Issuance of long-term debt                            1,487             0
 Repayments of long-term debt                         (1,493)       (1,317)
 Payments of cash dividends                          (12,673)      (10,142)
 Proceeds from exercise of stock options              15,257        12,879
 Repurchase of common stock                          (59,788)            0
 Tax benefits from exercise of stock options           7,436         6,997
 Other                                                   524           329
   Net cash provided by financing activities          63,329       180,745
Net increase (decrease) in cash and cash equivalents   4,425       (25,690)
Cash and cash equivalents at beginning of year         4,344        33,045
Cash and cash equivalents at end of period          $  8,769      $  7,355
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

         The accompanying financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. All subsidiaries are included. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended November 1, 1996 and November 3, 1995, respectively, have been made.

         Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

         The comparative financial statements presented for the period ended November 3, 1995, have been restated from the 10-Q report for the period ended October 31, 1995 to reflect the adoption of a retail 52/53 week reporting calendar effective February 1, 1996.
For the nine-month and three-month periods ended October 31, 1995, the Company reported net income of $49,275,000 and $20,008,000, respectively, or $0.56 and $0.23, respectively per common and common equivalent share, as restated for the April 26, 1996 stock split.

2.  Net Income Per Common Share

         Net income per common and common equivalent share is based upon the actual weighted average number of common shares outstanding during each period (including the presumed conversion of the Series
A Convertible Preferred Stock) plus the assumed exercise of dilutive stock options as follows:

                                             Three Months        Nine Months
                                               Ended                Ended

                                                    (Shares in thousands)
                                            1996     1995      1996       1995
Actual weighted average number of common
  shares outstanding during the period    72,148   71,946     72,465    71,351

Common Stock Equivalents:
  Dilutive effect of stock options using
  the "Treasury Stock Method"              2,825    2,651      2,847     3,003

  1,715,742 shares of Series A Convertible
  Preferred Stock Issued August 22, 1994  13,404   13,404     13,404    13,404
Weighted Average Shares                   88,377   88,001     88,716    87,758

3.   Changes in shareholder's equity for the nine months ended November 1, 1996 and November 3, 1995 were as follows (dollars in thousands except per share amounts):

                                                                     Additional
                                       Preferred      Common         Paid-In        Retained       Treasury
                                        Stock          Stock          Capital        Earnings      Stock
Balances, January 31, 1995              $    858       $ 33,971       $283,323       $207,436      $201,832
     Net income                                                                        49,038
     Cash dividend, $.15 per
          common share, as declared                                                    (8,696)

     Cash dividend, $.84 per
          preferred share                                                              (1,446)

     Reissuance of treasury
          stock under employee stock
          incentive plans                                                7,549                       (1,305)

     Issuance of common stock
          under employee stock
          incentive plans                                   172          3,853

     Tax benefit from exercise
          of options                                                     6,997

     Transfer to employee pension
          plan (12,783 shares)                                6            323

Balances, November 3, 1995              $    858       $ 34,149       $302,045       $246,332      $200,527

Balances, January 31, 1996              $    858       $ 42,762       $303,609       $273,309      $200,527
     Net Income                                                                        63,551

     Cash dividend, $.15 per
          common share, as declared                                                   (10,863)
     Cash dividend, $.84 per
          preferred share                                                              (1,810)

     Issuance of common stock
          under employee stock
          incentive plans                                   614         14,643

     Tax benefit from exercise
          of options                                                     7,436

     Transfer to employee pension
          plan (26,347 shares)                               13            511

     Repurchase of common stock                          (1,000)                      (58,788)

Balances, November 1, 1996              $    858       $ 42,389       $326,199       $265,399      $200,527

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  This discussion and analysis contain both historical and forward-looking information. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward-looking statements. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to, the holiday shopping season results, cost of merchandise, mix of hardline and softline merchandise, number of store openings and distribution costs as described in this Management's Discussion and Analysis.

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

  In August 1996, the federal minimum wage law was changed to increase minimum wage from $4.25 per hour to $4.75 per hour effective October 1, 1996 and from $4.75 per hour to $5.15 per hour effective September 1, 1997. The Company estimates that this change will result in an increase in wage expense during fiscal 1997 of approximately $2.1 to $2.3 million above otherwise expected levels. The Company believes the financial impact of the minimum wage increase to operations for fiscal 1997 will be partially offset by increased sales and employee productivity.

NINE MONTHS ENDED NOVEMBER 1, 1996 AND NOVEMBER 3, 1995

  NET SALES. Net sales for the first nine months of fiscal 1997 increased $251.1 million, or 20.8%, to $1,459.2 million from $1,208.1 million for the comparable period of fiscal 1996. The increase resulted from 301 net additional stores being in operation as of November 1, 1996 as compared with November 3, 1995, and an increase of 7.9% in same-store sales as compared with the 6.6% increase in the same period last year.

  The Company regards same stores as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same-store sales gains are a reflection of better in-stock positions compared to the prior year and improved focus on its strategy as a distributor of consumable basics. The Company's sales mix shifted in favor of hardlines which accounted for 74% of sales, compared to softlines' 26% of sales in the first nine months of fiscal 1997 as compared with 69% and 31%, respectively in the comparable 1996 period. In the third quarter of fiscal 1997, the Company opened 105 stores, closed 0 stores and ended the quarter with a total of 2,691 stores.

  GROSS PROFIT. Gross profit for the first nine months of fiscal 1997 was $405.7 million, or 27.8% of net sales, compared to $343.7 million, or 28.5% of net sales, for the comparable period in the prior fiscal year. This decrease was driven by lower margin on sales of current purchases, as a result of the shift of sales towards hardlines and lower beginning inventory margins. These effects were partially offset by no LIFO charge in the current year as compared with 0.2% last year (based on current price trend indications). Cost of goods sold is determined in the first, second and third quarters utilizing estimates of inventory, shrinkage, markdowns and inflation. Adjustments of these estimates based upon actual results are included in cost of goods sold in the fourth quarter.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the period equaled $299.4 million, or 20.5% of sales, compared with $258.5 million, or 21.4% of sales in the same period last year. This decrease (as a percentage of sales) was the result of better labor expense control, both retail and administrative, and lower advertising costs resulting from the elimination of the August circular. Increased incentive compensation accruals partially offset these gains.

  INTEREST EXPENSE. Interest expense decreased 30.5% to $3.8 million for the first nine months of fiscal 1997 from $5.5 million for the comparable prior-year period. The decrease resulted from both lower average short-term borrowings as well as lower average interest rates. Average short-term borrowings were $90.5 million and $108.7 million for the respective nine month periods of fiscal 1997 and 1996.

THREE MONTHS ENDED NOVEMBER 1, 1996 AND NOVEMBER 3, 1995

  NET SALES.  Net sales in the third quarter of fiscal 1997
increased $79.1 million or 18.4%, to $509.0 million from $429.9 million for the same period in fiscal 1996. The increase resulted from an increase of 6.5% in same store sales and the operation of 301 net additional stores at the end of the quarter.

  GROSS PROFIT. Gross profit as a percentage of sales was 29.2% in the third quarter of fiscal 1997, as compared with 29.3% for the comparable period in fiscal 1996. This decrease was driven primarily by lower beginning inventory margins.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $12.0, million or 13.1%, in the third quarter of fiscal 1997 as compared with fiscal 1996. As a percentage of sales, selling, general and administrative expense decreased to 20.5% for the third quarter of fiscal 1997 from 21.4% for the same period in the previous year. Operating expense as a percentage of sales decreased primarily as a result of better labor expense control, both retail and administrative, lower advertising due to the elimination of the August circular, and reduced self-insurance expense due to better claims management. These improvements offset increases in incentive compensation accruals.

  INTEREST EXPENSE. Interest expense for the third quarter of fiscal 1997 decreased 41.7% to $1.5 million from $2.5 million from the comparable period in fiscal 1996 due to lower average interest rates and average borrowings.

LIQUIDITY AND CAPITAL RESOURCES
  Cash flows from operating activities - Cash flows used in operating activities totaled $12.0 million during the first nine months of fiscal 1997 compared with $155.0 last year. This decrease in use of cash is primarily the result of a smaller increase in inventories during the 1997 period as compared to 1996 plus an increase in accounts payable and net income.

  Cash flows from investing activities - Cash used for capital expenditures during the first nine months decreased $4.6 million to $46.9 million as compared with $51.5 million in the comparable period in 1996. The current period expenditures resulted principally from opening 306 new stores, remodeling 61 stores, relocating 72 stores, and construction of the South Boston, VA distribution center. The decrease is driven by reduced investment in new stores, a reduction of $4.8 million, and lower trailer purchases, down $4.8 million. On July 18, 1996 the Company's Board of Directors authorized a buy-back of up to 2.0 million shares of the Company's outstanding common stock.

  Cash flows from financing activities - The Company's short-term borrowings during the first nine months of fiscal 1997 increased from January 31, 1996 by a net of $112.6 million to $184.7 million, compared with an increase of $172.0 million to $201.6 million in fiscal 1996. The lower level of short-term borrowings in fiscal 1997 resulted from the greater cash flow from operating activities and lower capital expenditures discussed above. As of November 1, 1996 the Company had completed the entire purchase at an aggregate cost of $59.8 million, or an average cost of $29.89 per share.

  Because the Company emphasizes seasonal events, such as Christmas and back-to-school, its working capital requirements vary significantly during the year. Bank credit facilities equaled $340.0 million at November 1, 1996 ($170.0 million revolving credit/term loan facility plus $170.0 million seasonal lines of credit). The Company successfully negotiated an increase in its revolving credit/term loan facility from $65.0 million to $170.0 million during June 1995. The Company had seasonal lines of credit borrowings of $24.7 million as of November 1, 1996 and $35.1 million as of November 3, 1995. Seasonal working capital and capital expenditure requirements will continue to be met through cash flow provided by operating activities supplemented by the revolving credit/term loan facility and seasonal credit lines.

  The Company's liquidity position is set forth in the following table (dollars in thousands):

                                    Nov. 1,    Jan. 31,     Nov. 3,
                                    1996       1996        1995
Current ratio                           1.6x       2.0x          1.6x
Total borrowings/equity                43.6%      18.3%         53.9%
Long-term debt/equity                   0.6%       0.8%          0.9%
Working Capital (000)               $256,205   $262,529      $227,796
Average daily use of debt:
 (fiscal year-to-date)
 Short-term (000)                   $ 90,548   $ 99,564      $108,659
 Long-term (000)                       3,843      4,718         4,812
 Total (000)                        $ 94,391   $104,282      $113,471
Maximum outstanding short-term
 debt (fiscal year-to-date)         $184,725   $227,397      $211,227

PART II - OTHER INFORMATION

Item 1. Not applicable.

Item 2. Not applicable.

Item 3. Not applicable.

Item 4. Not applicable.

Item 5. Not applicable.

Item 6. Exhibits and reports on Form 8-K

        (a) No reports on Form 8-K were filed during the quarter ended November 1, 1996.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOLLAR GENERAL CORPORATION
                              (Registrant)



December 13, 1996             By:
                              Phil Richards, Vice President,
                              Chief Financial Officer