Form 10-K
period 1997-01-31
DOLLAR GENERAL CORP
filed 1997-04-28
CIK 29534

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1997
Commission file number 0-4769
DOLLAR GENERAL CORPORATION
(Exact name of Registrant as Specified in its Charter)

KENTUCKY                           61-0502302
State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification Number)
104 Woodmont Boulevard
Suite 500
Nashville, Tennessee 37205

(Address of principal executive offices, zip code)
Registrant's telephone number, including area code: (615) 783-2000 Securities registered pursuant to Section 12(b) of the Act:

                            Name of the Exchange on
Title of Class              which Registered
Common Stock                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (   )

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 14, 1997 was $2,723,858 based upon the last reported sale price on such date by the New York Stock
Exchange.

The number of shares of common stock outstanding on April 14, 1997 was 108,567,948.

Documents Incorporated by Reference

Document                      Where Incorporated in Form of 10-K
Portions of the Registrant's  Proxy  Part III
Statement Relating to the
Annual Meeting of Stockholders
to be held on June 2, 1997

PART I
Item 1.   Business
General

The following text contains references to years 1998, 1997, 1996, and 1995 which represent fiscal years ending or ended January 30, 1998, January 31, 1997, January 31, 1996 and January 31, 1995,
respectively. The Company's fiscal year ends on the Friday closest to January 31.

Dollar General Corporation (the "Company") was organized in 1939 as J.L. Turner and Son, Inc. under the laws of the Commonwealth of Kentucky. In 1968, the Company changed its name to Dollar General Corporation. Today, the Company seeks profitable growth by providing value in consumable basic merchandise to low-, middle-and fixed-income families. The Company sells this general merchandise at retail through a chain of 2,734 stores (as of January 31, 1997) in 24 states. The stores, located predominantly in small towns in the midwestern and southeastern United States, operate under the name "Dollar General Stores."

The Company's mission is "SERVING OTHERS! A Better Life . . . for our Customers. A Superior Investment . . . for our Shareholders.
A Partnership in Total Development . . . with our Employees." In order to carry out its mission, the Company has developed a strategy, which includes the following principal elements:

LOW-, MIDDLE-AND FIXED-INCOME CUSTOMERS. The Company seeks to serve the consumable basic merchandise needs of low-, middle-and fixed-income consumers.

EVERYDAY LOW PRICES. The Company's strategy is to offer quality, consumable basic merchandise at everyday low prices. The Company emphasizes even-dollar price points and believes its prices are generally below those of its competitors. The majority of products in Dollar General Stores are priced at $10 or less, with nearly 50% of the products priced at $1 or less. The most expensive items generally are priced at $35.

FOCUSED ASSORTMENT OF MERCHANDISE. The Company is committed to offering a focused assortment of quality, consumable basic merchandise in a number of core categories. The Company offers such basic merchandise as health and beauty aids, cleaning supplies, housewares, stationery, seasonal goods, non-fashion apparel for the family, and domestics as well as some packaged food products. The Company strives at all times to be "in-stock" in consumable basic merchandise in its core categories.

LOW OPERATING COSTS. The Company maintains strict overhead cost controls and seeks to locate stores in neighborhoods where store rental and operating costs are low. Also, to improve operating efficiencies, the Company continues to utilize new technology when it proves to be cost effective.

The Company's business is seasonal in nature. As a result of the holiday season, the Company's net sales and net income are higher
in the fourth quarter than other quarters.   The first quarter is
usually the least profitable largely a result of the traditionally slow after-Christmas sales period.

Merchandise

The merchandise sales mix of the Company has shifted by 9% incrementally to hardlines' sales over the past three-year period and 5% during the past year. The increase in sales of hardline merchandise occurred in part because of a determined commitment to keep hardlines in stock, an increased emphasis on private label ("DG Signature") products and food items, an expanded selection of brand-name merchandise and the continued lowering of prices. The following table shows an approximate percentage of 1997, 1996, and 1995 Dollar General Store net sales by product category.

                                             PERCENTAGE OF SALES
                                     1997           1996           1995
HARDLINES                            75%            70%            66%

SOFTLINES                            25%            30%            34%

The Company believes that its merchandising strategy generates frequent repeat customer traffic. The Company is able to offer everyday low prices to its customers in large part because its buying staff negotiates low purchase prices. The Company purchases its merchandise from a wide variety of suppliers, with no supplier accounting for more than 6% of the Company's purchases during 1997.

The Company buys quality first-run merchandise and currently supplements approximately 5% of its inventory with manufacturers' overruns, closeouts and irregulars which sell at a discount from regular retail prices. This supplemental merchandise is purchased by the Company from manufacturers on a regular basis. Approximately 20% of the Company's softline merchandise and 40% of the hardline merchandise in both 1997 and 1996 consisted of brand-name merchandise. Because the Company offers quality, consumable basic merchandise, it believes the risk of inventory obsolescence is low. The Company reviews its inventory to identify aged merchandise and sells it at reduced prices to remove it from inventory.

In order to fulfill the commitment to maintain high in-stock levels of core merchandise, the Company limits its stock keeping units
(SKUs) per store to approximately 3,000 items. The majority of items are priced at $1 and in increments of $1, with the most expensive item generally priced at $35. The Company believes even-dollar pricing more easily demonstrates value to the customer. In addition, the Company believes even-dollar pricing disciplines its merchants to continually negotiate purchase prices that conform to a limited number of retail price points.

Dollar General Stores regularly receive merchandise shipments from Company distribution centers in Scottsville, Kentucky; Homerville, Georgia; and Ardmore, Oklahoma. The South Boston, Virginia distribution center is scheduled to begin operations in June 1997.

The Dollar General Store:
The typical Dollar General Store has approximately 6,400 square feet of selling space and is operated by a manager, an assistant manager and two or more sales clerks. In 1997, the Company realized total rental costs of $3.85 per average square foot of selling space. Approximately 70% of the Dollar General Stores are situated in communities with populations of 20,000 or less. As of January 31, 1997, 67% of stores were located in strip shopping centers, 15% were in downtown store buildings, and 18% were freestanding buildings. The Company has not had difficulty locating suitable store sites in the past, and the Company does not anticipate experiencing difficulty in finding suitable locations in the future. The Company's policy is to negotiate low-cost, short-term leases, usually three to five years, with multiple renewal options when available. These leases allow the Company to close unsatisfactory locations at a minimal cost to the Company.

The Company opened 360 new stores in 1997, and expects to open approximately 400 to 450 stores in 1998. The Company's store growth is summarized in the following table:

            BEGINNING      STORES    STORES         NET STORES     STORES AT
FISCAL YEAR OF YEAR        OPENED    CLOSED         OPENED         YEAR END
1997             2,416          360       42             318            2,734
1996             2,059          397       40             357            2,416
1995             1,800          302       43             259            2,059

In addition to opening new Dollar General Stores, management is continually working to improve the performance of the existing stores. The Company continually reviews and modifies when necessary its internal accounting and auditing measures to control inventory levels and to reduce inventory shrinkage. The total Company inventory shrinkage for 1997 was 2.7% of net sales, compared with 3.4% for 1996 and 3.0% for 1995. As a result of increased shrinkage in 1996, management implemented a comprehensive action plan to reduce shrinkage. The Company successfully expanded its program by taking interim inventories to include a cross section of all stores as opposed to the previous practice of including only stores with substandard inventory control or stores with a history of inventory control problems. This change allows the Company to predict and react to emerging inventory control trends. Also, the Company modified its employee cash bonus program so that inventory shrinkage results are more heavily weighted in determining bonus eligibility. The Company also accelerated the delivery of merchandise to stores to every week from every two weeks. The Company believes this change helped the stores and the distribution centers reduce shrinkage by reducing the inventory levels needed in stores and distribution centers.

At January 31, 1997, the Company served as wholesaler for eight retail stores operating under the Dollar General name but owned by third parties. Revenues from sales to these retail stores accounted for less than 0.2% of the Company's net sales in 1997.

Employees:
At March 31, 1997, the Company and its subsidiaries employed approximately 25,400 full- and part-time employees, including regional managers, district managers, store managers, distribution center and administrative personnel, compared with approximately 22,000 at March 31, 1996. None of the Company's employees is represented by a labor union.

Competition:
The business in which the Company is engaged is highly competitive. The Company competes with discount stores which also sell popularly-priced merchandise and with all types of retailers, including department, variety, convenience, discount drug and other specialty stores. Some of the largest retail merchandising companies in the nation have stores in some of the areas where the Company operates. Management believes that it competes primarily by offering quality, consumable basic merchandise at an everyday low price.

Executive Officers of the Company:
The names, ages and positions of the Company's executive officers as of April 1, 1997, are as follows:

                                                                      EXECUTIVE
NAME                  AGE       POSITION                              OFFICER SINCE
Cal Turner, Jr.       57        Chairman of the Board                 1966
                                and Chief Executive Officer

Bruce Krysiak         46        President                             1997

Bob Carpenter         49        Vice President,                       1981
                                Chief Administrative Officer,
                                and Secretary

Michael Ennis         43        Vice President                        1988
                                Real Estate and Store Development

Troy Fellers          55        Vice President                        1991
                                Distribution

Tom Hartshorn         46        Vice President                        1992
                                Merchandising Operations

Ron Humphrys          47        Vice President                        1992
                                Logistics

Holger Jensen         50        Vice President                        1994
                                Management Information Services

Stonie O'Briant       42        Vice President                        1995
                                Merchandising

Philip Richards       49        Vice President                        1996
                                Chief Financial Officer

Randy Sanderson       42        Vice President                        1996
                                Controller

Leigh Stelmach        57        Executive Vice President              1989

All executive officers of the Company serve at the pleasure of the Board of Directors. Messrs. Turner, Carpenter, Ennis, Fellers,
Humphrys and Stelmach have been employed by the Company as executive officers for more than the past five years. The following is a brief summary of the business experience of the executive officers:

Mr. Turner joined the Company in 1965 and was elected President and Chief Executive Officer in 1977. Mr. Turner has served as Chairman of the Board since January 1989.

Mr. Krysiak joined the Company in January 1997 as President. Prior to joining the Company, he served as Chief Operating Officer of The Circle K Corporation, an owner and operator of convenience stores, from May 1995 to April 1996. May 1995, Mr. Krysiak served as Senior Vice President of Marketing for the Southland Corporation. Mr. Krysiak also served three years as President and Chief Executive Officer of Bayless Southwest, Inc., four years as Chairman and Chief Executive Officer of Retail Planning Associates, and four years as Chairman of Giant Joint Venture.

Mr. Carpenter currently serves as Vice President, Chief Administrative Officer and Secretary. He joined the Company in 1981 as Vice President--Administration and General Counsel. From 1987 to 1993, Mr. Carpenter served as Vice President--Administration, Chief Counsel and Corporate Secretary. Mr. Carpenter was named Vice President, and Chief Administrative Officer in 1993.

Mr. Ennis was named Vice President--Real Estate and Store
Development in 1996.  Mr. Ennis joined the Company as Vice
President--Merchandising in February 1988 and was named Vice
President Merchandising Operations in 1993.

Mr. Fellers became Vice President--Distribution in March 1991. He joined the Company in September 1989 as Director of Distribution.

Mr. Hartshorn joined the Company as Vice President--Operations in
January 1992 and was named Vice President--Merchandising Operations in 1993.

Mr. Humphrys became Vice President--Logistics in March 1993. From
March 1992 to March 1993 he was Vice President--Merchandise
Development. He has worked for the Company since 1971 and has held a variety of positions in merchandising.

Mr. Jensen joined the Company in his current capacity, Vice
President--Management Information Services, in April 1994. Prior to joining the Company, he served as Vice President of Management
Information Systems for OW Office Warehouse, Inc., an office supply retailer, from 1991 until 1994.

Mr. O'Briant became Vice President--Merchandising in 1995.  Mr.
O'Briant joined the Company in 1991 as Hardlines Merchandise
Manager and in 1992 was named General Merchandise Manager.

Mr. Richards joined the Company in June 1996 as Vice
President Chief Financial Officer. Prior to joining the Company, he served for five years as Vice President of MIS for Woolworth
Corporation.

Mr. Sanderson joined the Company in November 1996 as Vice
President Controller. Prior to November 1996, he served as Vice President and Controller of Famous-Barr, a division of the May Department Stores Company. During his 22-year career with the May Department Stores Company, Mr. Sanderson had responsibility for a variety of financial and accounting functions at both the corporate and operating division level.

Mr. Stelmach joined the Company in June 1989 as Vice
President--Merchandising/ Operations and was named Executive Vice
President--Operations in 1993.

Item 2.   Properties:
As of January 31, 1997, the Company operated 2,734 retail stores located in 24 states. The following table sets forth the number of stores located in each state.

STATE          NUMBER OF STORES         STATE               NUMBER OF STORES
Alabama        105                      Mississippi          72
Arkansas        93                      Missouri            161
Delaware        10                      Nebraska             13
Florida        175                      North Carolina      108
Georgia        119                      Ohio                141
Illinois       127                      Oklahoma            117
Indiana        143                      Pennsylvania         97
Iowa            58                      South Carolina       70
Kansas          66                      Tennessee           192
Kentucky       166                      Texas               356
Louisiana      100                      Virginia            140
Maryland        31                      West Virginia        74

Substantially all of the Company's stores are located in leased premises. Individual store leases vary as to their respective terms, rental provisions and expiration dates. In 1997, the Company's aggregate store rental expense was approximately $67.3 million, or $3.85 per average square foot of selling space. Leases for 1,924 locations contain option renewals for additional terms ranging from one to five years. It is the Company's policy to negotiate short-term leases so that it can adjust quickly to shifts in population and business centers and close unsatisfactory locations at a minimal cost to the Company.

The Company owns a distribution complex and administrative offices in Scottsville, Kentucky. The Company's total warehouse area in Scottsville, Kentucky is approximately 590,000 square feet. In addition, the Company owns distribution centers in Homerville, Georgia and Ardmore, Oklahoma. The Homerville and Ardmore facilities contain approximately 500,000 and 718,000 square feet of warehouse space, respectively. During the second quarter of 1997, the Company began construction of a distribution facility in South Boston, Virginia containing approximately 718,000 square feet. This facility will begin receiving merchandise from vendors in April 1997 and is scheduled to begin shipping merchandise in June 1997.

The Company's executive offices are located in approximately 23,000 square feet of leased space in Nashville, Tennessee. The Company's lease expires in 2001. In November 1996, the Company announced plans to begin constructing an administrative office complex in Goodlettsville, Tennessee in 1998. The Company intends to consolidate administrative operations currently located in its Scottsville, Kentucky and Nashville, Tennessee offices into the new facility. The Goodlettsville office complex will be approximately 20 miles from the existing Nashville office and approximately 50 miles from the Scottsville office.

Item 3.   Legal Proceedings:
There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders:
No matters were submitted to shareholders during the fourth quarter ended January 31, 1997.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters:
The Company's common stock is traded on the New York Stock Exchange under the symbol "DG". The following table sets forth the range of the high and low closing prices of the Company's common stock for each quarter during the two most recent fiscal years as reported on the New York Stock Exchange. Prices have been restated to reflect five-for-four common stock split distributed February 12, 1997, and April 26, 1996 and have been rounded to the nearest one-eighth.
All dividends, as adjusted, have been rounded to the nearest whole cent.

FISCAL              FIRST          SECOND         THIRD          FOURTH
1997                QUARTER        QUARTER        QUARTER        QUARTER
HIGH                $21 1/4        $23 3/8        $27 3/4        $26 3/4
LOW                  15             19 5/8         21 7/8         22 1/4
DIVIDEND AS
DECLARED            .05            .05            .05            .05
DIVIDEND AS
ADJUSTED            .04            .04            .04            .04

FISCAL              FIRST          SECOND         THIRD          FOURTH
1996                QUARTER        QUARTER        QUARTER        QUARTER
HIGH                $18 1/8        $21 5/8        $21 3/4        $18 3/4
LOW                  14 3/8         13 3/4         15 3/8         12 5/8
DIVIDEND AS
DECLARED            .05            .05            .05            .05
DIVIDEND AS
ADJUSTED            .03            .03            .03            .03

The approximate number of shareholders of the Company's common stock as of April 14, 1997, was 3,539. Under the Company's credit facilities, the Company is prevented from paying dividends per annum in excess of 50% of its reported net income.

Item 6. Selected Financial Data:
(Dollars in thousands; all per share amounts and operating data are in amounts indicated).

                                   JANUARY        JANUARY        JANUARY        JANUARY        JANUARY
                                   31, 1997       31, 1996       31, 1995       31, 1994       31, 1993
SUMMARY OF OPERATIONS:
Net sales                          $2,134,398     $1,764,188     $1,448,609     $1,132,995     $920,698
Gross profit                       $  604,795     $  503,619     $  420,679     $  325,998     $267,109
Income before taxes on income      $  185,017     $  141,546     $  118,288     $   78,004     $ 58,222
Net income                         $  115,100     $   87,818     $   73,634     $   48,557     $ 35,574
Net income as a % of sales                5.4            5.0            5.1            4.3          3.9
PER SHARE RESULTS:
Net income(a)                      $     1.30     $     1.00     $      .85     $      .58     $    .43
Net income as Adjusted (b)         $     1.04     $      .80     $      .68     $      .46     $    .34
Cash dividends per common share
     As declared                   $     0.20     $     0.20     $     0.20     $     0.20     $   0.20
     As adjusted                   $     0.16     $     0.13     $     0.10     $     0.07     $   0.06
Weighted average shares(000) (a)       88,495         87,789         86,261         84,101    82,883
Weighted average shares(000) (b)      110,619        109,736        107,826        105,126      103,604
FINANCIAL POSITION:
Assets                             $  718,147     $  679,996     $  540,868     $  397,237     $316,394
Long-term obligations              $    2,582     $    3,278     $    4,767     $    5,711     $  7,013
Shareholders' equity               $  485,529     $  420,011     $  323,756     $  240,717     $189,765
Inventory turn                            2.8            2.5            3.0            3.1          2.7
Return on avg. assets %                  16.5           14.4           15.7           13.6         12.9
Return on avg. equity %                  25.4           23.6           26.1           22.6         20.9
OPERATING DATA:
Company stores at
     end of period                      2,734          2,416          2,059          1,800        1,617
Franchise stores at
     end of period                         8              10             11             13           14
Year-end selling
     square foot (000)                17,480          15,302         12,726         10,724        9,341
Hardlines sales %                         75              70             66             65           64
Softlines sales %                         25              30             34             35           36

(a)Based on common and common equivalent shares before adjustment for the February 12, 1997, five-for-four common stock split.
(b)Based on common and common equivalent shares as adjusted to give retroactive effect to the February 12, 1997, five-for-four common stock split.
(c)As adjusted to give retroactive effect to the February 12, 1997, five-for-four common stock split.

    Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations:
This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to, general transportation and distribution delays or interruptions, inventory risks due to shifts in market demand, changes in product mix, costs and delays associated with building, opening and operating a new distribution center and the risk factors listed in this Annual Report on Form 10-K for the year ended January 31, 1997. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following text contains references to years 1998, 1997, 1996 and 1995 which represent fiscal years ending or ended January 31, 1998, 1997, 1996 and 1995, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto.

GENERAL
During 1997, Dollar General achieved record sales, record earnings and continued its rapid pace of new store openings. In addition, the Company recorded a net operating expense to net sales ratio below 20% for the first time.

For the ninth consecutive year, the Company increased its total store units. By adding a net 318 units, the Company ended the year with 2,734 stores.
This increase in store units represents the second largest increase of new store openings in the Company's history. Despite the start-up costs associated with opening these stores, the minimum wage increase and increased freight costs associated with the Company's move to weekly store deliveries, the Company increased earnings per share by more than 15% for the tenth consecutive year. In addition, the Company recorded net income in excess of $100 million for the first time. Over the last five years, the Company as posted a five-year average annual compound growth rate in net sales and net income of 23% and 40%, respectively.

The Company opened 360 new stores in 1997 compared with 397 in 1996 and 302 in 1995. The 1997 new stores, net of 42 closed stores, added approximately 2,178,000 square feet to the Company's total sales space, providing the Company with an aggregate of approximately 17,480,000 selling square feet at the end of the year. In 1997, the average store measured 6,400 square feet compared with 6,300 in 1996 and 6,200 in 1995. The three states in which the greatest number of new stores were opened during 1997 were Texas (82), Ohio (25), and Tennessee (23). In 1997, the approximate size of the average new store was 6,400 square feet, compared with 6,600 in 1996.
In 1998, the Company anticipates opening approximately 400 to 450 new stores within its current 24 state market and with a focus on store openings within 250 miles of a distribution center. In 1997, the Company remodeled or relocated 168 stores compared with 311 in 1996 and 297 in 1995. During the last three years, the Company has opened, remodeled, or relocated 1,835 stores, accounting for approximately 67% of the total stores at year end.

In 1997, the Company focused on several key distribution initiatives. The Company implemented weekly deliveries to all stores, eliminated split. deliveries (i.e., where a store's weekly delivery is split among two or more trucks) and began construction of a 718,000 square foot distribution center in South Boston, Virginia.

In 1998, the Company will expand that focus. The South Boston Distribution Center will begin to receive merchandise in April 1997, and June 1997, the Company is scheduled to begin deliveries gradually in order to reduce the potential for disruption in service to the stores. The Company will also begin a two-year process of upgrading its distribution facility in Scottsville, Kentucky. This year, the Company is expanding its Scottsville Distribution Center from approximately 500,000 to 718,000 square feet and is upgrading its sortation system which should be completed in time to support the Christmas season.

In 1998, the Company will continue to work on the implementation of several technology projects that began last year, including a new merchandising system and a new general ledger system. In addition, point-of-sale (POS) scanners will be installed in all stores this year. The POS rollout began February 1, 1997, and all stores are scheduled to be using the POS system by the end of 1998. Management believes the collection of stock-keeping-unit
(SKU) information through the POS system will enable the Company to better balance store inventories, increase inventory turn and improve in-stock levels.

Two key executive officers joined the Company in 1997. The Company hired a new Chief Financial Officer (CFO) to fill the opening left by the August 1995 resignation of its previous CFO. The President's position, which was previously combined with the Chief Executive Officer's (CEO) position, was filled in January 1997. The President will focus on the day-to-day operations of the business allowing the CEO to focus on strategic planning, employee development and other corporate matters.

RESULTS OF OPERATIONS
Operating results, as compared with the Company's performance last year, were improved overall. The Company improved its timely distribution of merchandise to stores which led to improved in-stock levels for basic merchandise. The Company's primary merchandising objectives in 1997 were to lower store inventories, reduce hanging apparel and create additional space for more consumable items. The Company was successful in achieving these objectives. In 1997, average store inventory decreased by 9.7%
while average store softlines inventory decreased 19.1% on a flat sales comparison of softlines sales compared with the prior year. Customer demand continues to dictate an intensified focus on everyday low pricing and consumable basic merchandise, which resulted in the Company's sales mix further shifting to hardlines from softlines during the year
(75% hardlines/25% softlines in 1997; 70% hardlines/30% softlines in 1996; 66% hardlines/34% softlines in 1995). Management believes that during 1998 the sales mix should continue to shift toward hardlines. In response, the Company has designed a new store layout and product mix. The new store layout reflects a 65%/35% hardlines to softlines space allocation versus the current 50%/50% allocation. The new store layout allocates more space to the faster-moving consumable merchandise. In addition, the Company will add
400 to 500 net new items.   All stores opened during 1998 will reflect this
new format. The Company began reformatting its existing stores in March 1997 and expects to finish reformatting all stores by the end of 1998.

During 1997, inventory shrinkage improved significantly. Inventory shrinkage declined to 2.7% of net sales from 3.4% in 1996. Management attributes much of the improvement to a reduction in excess inventories and implementation of several shrinkage reduction programs. The Company will continue these
programs in 1998.   The Company will also initiate cycle inventories in 1998,
permitting the booking of actual inventory shrinkage throughout the year instead of only at year-end. This process should allow for the early identification of adverse trends that can be addressed immediately.

In August 1996, the federal minimum wage law was changed to increase minimum wage from $4.25 per hour to $4.75 per hour effective October 1, 1996 and from $4.75 per hour to $5.15 per hour effective September 1, 1997. The Company estimates that this change resulted in an increase in wage expense, above otherwise expected levels, of approximately $2.1 to $2.3 million for 1997 and will result in an approximate $8.0 million increase in wage expense in 1998. The Company believes the financial impact of the minimum wage increase to operations for 1997 was partially offset by increased sales and employee productivity, and those factors will continue to partially offset the estimated increase in 1998 wage expense.

The following table sets forth certain items in the consolidated statements of income expressed as a percentage of net sales for the periods indicated.

                             1997       1996      1995
Net sales                    100.0%     100.0%    100.0%

Gross profit                  28.3       28.5      29.0
Selling, general
  and administrative
  expense                     19.4       20.1      20.7
Interest expense               0.2        0.4       0.2

Income before
  taxes on income              8.7        8.0       8.1
Provision for
  taxes on income              3.3        3.0       3.0

Net income                     5.4%       5.0%      5.1%

Net Sales:
Net sales totaled $2.13 billion for 1997, $1.76 billion for 1996 and $1.45 billion for 1995. These totals represent an increase of 21.0% in 1997, 21.8% in 1996 and 27.9% in 1995. These increases resulted from 318 net new stores and a same-store sales increase of 8.2% in 1997, 357 net new stores and a same-store sales increase of 5.1% in 1996 and 259 net new stores and a same-store sales increase of 13.5% in 1995. The Company defines same stores as those which opened before the beginning of the prior fiscal year and have remained open throughout both the prior and current fiscal years. Based upon anticipated net new store growth and same-store sales increases for 1998, management anticipates net sales growth in 1998 to be comparable with 1997 and 1996.

Gross Profit:
Gross profit for 1997 was $604.8 million, compared with $503.6 million in 1996 and $420.7 million in 1995. Gross profit as a percent to net sales was 28.3% for 1997, 28.5% for 1996, and 29.0% for 1995. The lower margin percent in 1997 resulted primarily from the further shift in sales mix to hardlines along with continued lower prices, which was partially offset by significantly lower store inventory shrinkage. Management believes the gross margin trend in 1997 will continue in 1998.

Selling, General and Administrative Expense:
During 1997, the Company realized a record low net operating expense to net sales ratio of 19.4%. Selling, general and administrative expense for 1997 was $415.1 million, with $354.7 million, or 20.1% of net sales in 1996 and $299.6 million or 20.7% of net sales, in 1995. Total selling, general and administrative expense increased 17.3%, primarily from opening and operating 318 net new stores. The lower operating expense ratio achieved in 1997 resulted from (i) improved labor productivity and store level controls, (ii) lower advertising costs through the elimination of the "back-to-school" direct-mail circular, and (iii) lower self-insurance expense primarily the result of improved claims prevention and management. Partially offsetting these improvements were increases to the Company's incentive bonus costs. All other expense categories remained relatively flat as a percent of sales.

Total selling, general and administrative expense for 1996 increased 18.4% primarily from opening and operating 357 net new stores. The 20.1% net operating expense to net sales ratio in 1996 was the result of a reduction in employee incentive-based compensation expense reflecting lower performance levels, lower advertising costs and lower self-insurance expense. These reductions were partially offset by higher depreciation related to accelerated new store openings and higher rent expense as a percent of sales resulting from lower-than-anticipated sales volumes.

Interest Expense:
In 1997, interest expense decreased 37% to $4.7 million as compared with interest expense of $7.4 million in 1996 and $2.8 million in 1995. This significant decrease was primarily the result of lower average short-term borrowings throughout the year caused by lower inventory levels, which required less merchandise to be financed through short-term borrowings. Daily average total debt outstanding equaled $88.0 million during 1997 compared with $104.3 million in 1996 and $57.6 million in 1995.

Provision for Taxes on Income:
The effective income tax rates for 1997, 1996 and 1995 were 37.8%, 38.0% and 37.8%, respectively. The Company anticipates its 1998 tax rate to remain at 37.8%.

Return on Equity and Assets:
The ratio of net income to average shareholders' equity was 25.4% in 1997 compared with 23.6% in 1996 and 26.1% in 1995. Return on average assets was 16.5% in 1997 compared with 14.4% in 1996 and 15.7% in 1995. In 1997, both of these ratios improved versus 1996 as a result of higher percentage net income increases. Return on average assets was also positively impacted by lower inventory levels in 1997 compared with 1996.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital:
Working capital increased to $280.1 million in 1997 compared with $262.5 million in 1996 and $201.2 million in 1995, or an increase of 6.7% in 1997 and 30.5% in 1996. The year-end current ratio improved to 2.2 in 1997 from 2.0 both in 1996 and 1995.

                                        1997      1996      1995
Cash and cash equivalents (000)         $  6,563  $  4,344  $ 33,045
Working capital (000)                   $280,134  $262,529  $201,190
Current ratio                                2.2       2.0       2.0

Cash Flows from Operating Activities:
Net cash provided by operating activities was $170.1 million in 1997 compared with net cash used by operations of $17.8 million in 1996 and net cash provided by operations of $43.3 million in 1995. The cash generated from net income before depreciation and deferred taxes coupled with the lower amount of cash used to purchase merchandise contributed favorably to the year-end net cash provided position. The lower level of inventory was the result of reduced softlines purchases and increased sales of faster-turning consumable merchandise.

Net cash used by operating activities was $17.8 million in 1996 compared with net cash provided by operations of $43.3 million in 1995. In 1996, Cash used to purchase merchandise inventories increased by $132.3 million while accounts payable decreased $8.5 million, more than offsetting cash generated from net income including cash from depreciation and amortization. The higher inventory level was the result of 357 net new stores openings, and slower inventory turns as a result of distribution inefficiencies and lower than expected sales volumes in 1996.

Cash Flows from Investing Activities
Capital expenditures in 1997 totaled $84.4 million compared with $60.5 million in 1996 and $65.8 million in 1995. The Company opened 360 new stores and relocated or remodeled 168 stores at a cost of $27.0 million in 1997. Capital expenditures during 1996 and 1995 for new, relocated and remodeled stores totaled $33.3 million and $25.9 million, respectively.

Distribution-related capital expenditures totaled $38.6 million in 1997 resulting primarily from the costs associated with the construction of the South Boston Distribution Center. In 1996, the Company spent $16.8 million for expansion of existing distribution facilities and the purchase of new distribution trailers. In 1995, the Company spent $23.3 million to complete the initial phase of the Ardmore, Oklahoma Distribution Center.

Capital expenditures during 1998 are projected to be $100 to $105 million. This includes approximately $41 million for new stores and new fixtures to support the new prototype in all stores; $45 million for the upgrades of the current distribution centers and the start of a fifth distribution center; and $15 million for the new POS system and various technology projects. The Company believes that its capital expenditure requirements will be met through internally generated funds. Capital expenditures in the last three years are summarized in the following table.

(amounts in thousands except number of stores)

                                         1997      1996      1995
New stores                               $22,321   $26,290   $17,664
Number of stores                             360       397       302
Remodels/relocations                     $ 4,630   $ 7,019   $ 8,374
Number of stores                             168       311       297
Distribution facilities andequipment     $38,640   $16,816   $28,448
Retail information systems               $ 7,837   $   876   $ 1,916
Other                                    $10,983   $ 9,520   $ 9,375
 Total                                   $84,411   $60,521   $65,777

Cash Flows from Financing Activities:
Total debt at year-end (including current maturities and short-term borrowings) was $43.1 million in 1997, $77.0 million in 1996, and $35.8 million in 1995. Long-term debt at January 31, 1997, was $2.6 million, a decrease of $0.7 million from 1996. The ratio of total debt (including current maturities and short-term borrowings) to equity decreased to 8.9% in 1997 from 18.3% in 1996 primarily as a result of lower average borrowing levels and interest rates. Average daily use of short-term debt decreased 11.7% to $88.0 million in 1997, primarily as a result of lower inventory levels throughout the year.

Because of the significant impact of seasonal buying (e.g., Spring and Christmas purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $170 million revolving credit/term loan agreement and short-term bank lines of credit totaling $170 million at January 31, 1997. The Company's maximum outstanding short-term indebtedness in 1997 was $184.7 million in November 1996.

Seasonal working capital requirements will continue to be met through cash flow provided by operations and supplemented by the revolving credit/term loan facility and short-term bank lines of credit. The revolving credit/term loan agreement is effective until June 30, 1998, and, along with short-term bank lines of credit, should be sufficient to cover the Company's maximum projected short-term borrowing needs during 1998. Short-term bank lines of credit will be up for renewal at various dates throughout 1998, and the Company currently anticipates all of these agreements will be renewed.

                                   1997           1996           1995
Total debt/equity                      8.9%          18.3%          11.1%
Long-term debt/equity                  0.5%           0.8%           1.5%
Average daily use of debt:
     Short-term (000)              $ 87,952       $ 99,564       $ 51,528
     Long-term (000)               $  2,930       $  4,718       $  6,035
          Total (000)              $ 90,882       $104,282       $ 57,563
Maximum outstanding
     short-term debt (000)         $184,725       $227,397       $116,712

EFFECTS OF INFLATION AND CHANGING PRICES
The Company believes that inflation and/or deflation had a limited impact on its overall operations during 1997, 1996 and 1995. In particular, the effect of deflation on cost of goods sold has been minimal as reflected by the small decline in LIFO reserves in 1997, 1996 and 1995.

ACCOUNTING PRONOUNCEMENTS
The Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" for the year ended January 30, 1998. This accounting pronouncement requires the disclosure of basic and diluted earnings per share. The Company believes that, upon adoption, diluted earnings per share will approximate earnings per share as previously reported. Because the concept of basic earnings per share does not include the impact of common stock equivalents, such as preferred stock and stock options, basic earnings per share will be significantly higher than diluted earnings per share.

Item 8.   Financial Statements and Supplementary Data

Assets
Current assets:
     Cash and cash equivalents                                   $  6,563       $  4,344
     Merchandise inventories                                      476,103        488,362
     Deferred income taxeS                                          3,689         11,989
     Other current assets                                          18,244         11,548
     Total current assets                                         504,599        516,243
Property and equipment, at cost:
     Land                                                             240            240
     Buildings                                                     39,828         35,050
Furniture, fixtures and equipment                                 281,849        207,338
                                                                  321,917        242,628
     Less accumulated depreciation                                113,381         84,041
     Net property and equipment                                   208,536        158,587
Other assets                                                        5,012          5,166
                                                                 $718,147       $679,996
Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt                           $  2,030       $  1,536
     Short-term borrowings                                         38,469         72,146
     Accounts payable                                             103,523        103,176
     Accrued expenses                                              70,441         62,099
     Income taxes                                                  10,002         14,757
     Total current liabilities                                    224,465        253,714
Long-term debt                                                      2,582          3,278
Deferred income taxes                                               5,571          2,993
Commitments
Shareholders' equity:
     Preferred stock, stated value $.50 per share:
          Shares authorized: 5,000,000
          Issued:1997-1,716,000; 1996-1,716,000                       858            858
     Common Stock, par value $.50 per share:
          Shares authorized: 200,000,000
          Issued:1997-106,210,000; 1996-85,524,000                 53,105         42,762
     Additional paid-in capital                                   329,948        303,609
     Retained earnings                                            302,145        273,309
                                                                  686,056        620,538
     Less treasury stock, at cost:
          Shares:1997-16,755,000; 1996-13,404,000                 200,527        200,527

Total shareholders' equity                                        485,529        420,011
                                                                 $718,147       $679,996

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the years ended January 31, 1997, 1996 and 1995
(Dollars in thousands except per share amounts)

                                      1997                           1996                  1995
                                             % of Net                      % of Net                 % of Net
                              Amount         Sales          Amount         Sales     Amount         Sales
Net sales                     $2,134,398     100.0%         $1,764,188     100.0%    $1,448,609     100.0%

Cost of goods sold             1,529,603      71.7           1,260,569      71.5      1,027,930      71.0
     Gross profit                604,795      28.3             503,619      28.5        420,679      29.0
Selling, general and
     administrative              415,119      19.4             354,712      20.1        299,592      20.7
     Operating profit            189,676       8.9             148,907       8.4        121,087       8.3
Interest expense                   4,659       0.2               7,361       0.4          2,799       0.2
     Income before taxes
     on income                   185,017       8.7             141,546       8.0        118,288       8.1
Provisions for taxes
     on income                    69,917       3.3              53,728       3.0         44,654       3.0
Net income                    $  115,100       5.4%             87,818       5.0%    $   73,634       5.1%
Net income per common
     and common equivalent
     share                    $     1.30                    $     1.00               $     0.85
Weighted average number
     of common and common
     equivalent shares
     outstanding (000)            88,495                        87,789                   86,261

As adjusted to give
retroactive effect to
the five-for-four
common stock split
distributed February 12, 1997:

Net income per common
     and common equivalent
     share                    $    1.04                      $   0.80                 $    0.68
Weighted average number
     of common and common
     equivalent shares
     outstanding (000)          110,619                       109,736                   107,826

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended January 31, 1997, 1996 and 1995
(Dollars in thousands except per share amounts)

                                                                           Additional
                                             Preferred      Common         Paid-in        Retained       Treasury
                                             Stock          Stock          Capital        Earnings       Stock
Balances, January 31, 1994                   $  0           $27,248        $ 65,857       $151,165       $  3,553
Net income                                                                                  73,634
5-for-4 stock split, March 6, 1995                            6,723                         (6,723)
Cash dividends, $0.20 per common share                                                      (9,868)
Cash dividends, $0.45 per preferred share                                                     (772)
Reissuance of treasury stock
     under employee stock incentive
     plans (1,296,797 common shares)                                          6,702                       (2,205)
Tax benefit from exercise of options                                         10,581
Transfer to employee stock ownership
     plan (25,314 common shares)                                                514           (43)
Issuance of preferred stock
     (1,715,742 preferred shares)             858                           199,669
Purchase of treasury stock
     (8,578,710 common shares)                                                                            200,527
Balances, January 31, 1995                   $858           $ 33,971       $283,323       $207,436       $201,832
Net income                                                                                  87,818
5-for-4 stock split, April 26, 1996                            8,552                        (8,552)
Cash dividends, $0.20 per common share                                                     (11,463)
Cash dividends, $1.13 per preferred share                                                   (1,930)
Issuance of common stock under employee
     stock incentive plans (462,436 shares)                      231         4,435
Reissuance of treasury stock
     under employee stock incentive
     plans (747,853 common shares)                                           7,515                         (1,305)
Tax benefit from exercise of options                                         7,932
Transfer to employee stock ownership
     plan (15,979 common shares)                                   8            404
Balances, January 31, 1996                   $858            $42,762       $303,609       $273,309       $200,527
Net Income                                                                                 115,100
5-for-4 stock split, February 12, 1997                        10,621                       (10,621)
Cash dividends, $0.20 per common share                                                     (14,442)
Cash dividends, $ 1.41 per preferred share                                                  (2,413)
Issuance of common stock
     under employee stock incentive
     plans (1,416,781 common shares)                             709         17,019
Repurchase of common stock (2,000,000 shares)                 (1,000)                      (58,788)
Tax benefit from exercise of options                                          8,809
Transfer to employee stock ownership
     plan (26,347 common shares)                                  13            511
Balances, January 31, 1997                   $858           $ 53,105       $329,948       $302,145       $200,527

The accompanying notes are an integral part of the consolidated financial statements.

                                                            1997           1996           1995
Cash flows from operating activities:
     Net income                                             $115,100       $ 87,819       $ 73,634
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            30,965          25,245         17,263
     Deferred income taxes                                    10,878            (593)        (1,302)
     Change in operating assets and liabilities:
     Merchandise inventories                                  12,259        (132,251)       (96,069)
     Accounts payabls                                            347          (8,499)        30,637
     Accrued expenses                                          8,342           1,062         13,131
     Income taxes                                             (4,755)          9,547          6,773
     Other                                                    (3,045)            (98)          (810)
     Net cash provided by (used in)
     operating activities                                    170,091         (17,769)       43,257
Cash flows used in investing activities:
  Purchase of property and equipment                         (84,411)        (60,521)      (65,777)
Cash flows from financing activities:
Issuance of short-term borrowings                            193,692         150,109       100,710
Repayments of short-term borrowings                         (227,369)       (107,563)      (88,971)
Issuance of long-term debt                                     1,677
Repayments of long-term debt                                  (1,879)         (1,394)         (944)
Payment of cash dividends                                    (16,856)        (13,393)      (10,640)
Proceeds from exercise of stock options                       17,729          13,486         8,907
Repurchase of common stock                                   (59,788)
Tax benefit from stock option exercises                        8,809           7,932        10,581
Issuance of preferred stock                                                           200,527
Purchase of treasury stock                                                           (200,527)
Other                                                            524             412           557
Net cash (used in) provided by financing activities          (83,461)         49,589        20,200
Net increase (decrease) in cash and
     cash equivalents                                          2,219         (28,701)       (2,320)
Cash and cash equivalents, beginning of year                   4,344          33,045        35,365
Cash and cash equivalents, end of year                      $  6,563       $   4,344      $ 33,045
Supplemental cash flow information
Cash paid during year for:
Interest                                                    $  5,761       $   7,745      $  2,760
Income taxes                                                $ 55,646       $  36,854      $ 28,345

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies
The Company sells general merchandise on a retail basis through stores (2,734 at January 31, 1997) located predominantly in small towns in the midwestern and southeastern United States. The Company has distribution centers in Scottsville, Kentucky; Homerville, Georgia; Ardmore, Oklahoma and South Boston, Virginia. Basis of presentation
The following notes contain references to years 1997, 1996 and 1995 which represent fiscal years ended January 31, 1997, 1996 and 1995, respectively. The consolidated financial statements include all subsidiaries. Intercompany transactions have been eliminated.

Cash and cash equivalents:
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.

Inventories:
Inventories are stated at cost using the retail last-in, first-out
(LIFO) method which is not in excess of market. The excess of current cost over LIFO cost was $18.4 million, $20.6 million and $22.2 million at January 31, 1997, 1996 and 1995, respectively. The LIFO reserves decreased by $2.2 million in 1997, $1.6 million in 1996 and $4.8 million in 1995.

Preopening costs:
Preopening costs for new stores are expensed as incurred.

Property and equipment:
Property and equipment are recorded at cost. The Company provides for depreciation of buildings and equipment on a straight-line basis over the following estimated useful lives: buildings, 25 to 39 years; furniture, fixtures and equipment, 5 to 10 years. Depreciation expense was $30.8 million, $25.1 million and $17.1 million in 1997, 1996 and 1995, respectively.

Insurance claims provisions:
In 1996, the Company established The Greater Cumberland Insurance Company, a Vermont-based, wholly-owned subsidiary captive insurance company. This insurance company charges Dollar General's subsidiary companies competitive premium rates to insure worker's compensation and non-property general liability claims risk. The insurance company is adequately funded and currently insures no unrelated risk.

The Company retains a portion of the risk for its workers' compensation, employee health insurance, general liability, property, and automobile coverages. Accordingly, provisions are made for the Company's actuarially determined estimates of future claim costs for such risks. To the extent that subsequent claim costs vary from those estimates, current earnings are charged or credited.

Net income per common and common equivalent share:
Net income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding during each year, after giving effect to the assumed exercise of all dilutive stock options using the treasury stock method and the treatment of convertible preferred stock shares as common stock equivalents. Net income per common and common equivalent shares is also presented in the accompanying consolidated statements of income on an adjusted basis, which gives retroactive effect to a five-for-four stock split declared January 13, 1997, for shareholders of record on February 3, 1997, and paid on February 12, 1997.

Management estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Cash and Short-Term Borrowings
The cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment.

Outstanding but unpresented checks totaling $45.9 million and $45.2 million at January 31, 1997 and 1996, respectively, have been included in accounts payable. Upon presentation for payment, they will be funded through available cash balances or the Company's revolving credit/term loan agreement.

The Company had lines of credit with banks totaling $170.0 million at January 31, 1997, and $135.0 million at January 31, 1996. The lines are subject to periodic review by the lending institutions which may increase or decrease the amounts available. There were borrowings outstanding under these lines of $8.5 million at January 31, 1997, and $7.1 million at January 31, 1996.

The Company also has a $170.0 million revolving credit/term loan agreement which expires in June 1998. Borrowings under this facility were $30.0 million and $65.0 million at January 31, 1997 and 1996, respectively. Interest rates on amounts borrowed under this agreement can float with the prime commercial lending rate or can be fixed not to exceed the New York certificate of deposit rate plus 0.375%, the Adjusted Eurodollar rate plus 0.25%, or the Banker's Acceptance rate plus 0.45%, all for periods of up to six months. The weighted average interest rates were 5.6% and 6.2% at January 31, 1997 and 1996, respectively.

Additionally, the Company had a $260.0 million facility at January 31, 1997, and a $205.0 million facility at January 31, 1996, available for the issuance of letters of credit. At January 31, 1997 and 1996, the Company had outstanding letters of credit totaling $59.3 million and $125.0 million, respectively.

3.Accrued Expenses:
Accrued expenses consist of the following:

(in thousands)                               1997           1996
Compensation and benefits                    $24,976        $15,142
Taxes (other than taxes on income)             8,392          9,381
Insurance                                     25,785         26,399
Other                                         11,288         11,177
Total accrued expenses                       $70,441        $62,099

4.Income taxes
The provision for taxes consists of the following:

(in thousands)                               1997      1996      1995
Currently payable:
     Federal                                 $54,015   $46,758   $40,349
     State                                     5,604     7,563     5,607
Total currently payable                       59,619    54,321    45,956
Deferred:
     Federal                                   8,710     (500)     1,103)
     State                                     1,588      (93)      (199)
Total deferred                                10,298     (593)    (1,302)
Total provision                              $69,917   $53,728   $44,654

Deferred tax expense (credit) is recognized for the future tax consequences of temporary differences between the amounts reported in the Company's financial statements and the tax basis of its assets and liabilities. Primary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                   1997                          1996
(in thousands)                Assets    Liabilities         Assets    Liabilities
Inventories                   $  956                        $ 1,237
Property and equipment                  $5,432                        $2,993
Accrued insurance              2,008                         10,752
Other                            725       139
Total deferred taxes          $3,689    $5,571              $11,989   $2,993

Reconciliation of the federal statutory rate and the effective income tax rate follows:

                                             1997      1996      1995
Federal statutory rate                       35.0%     35.0%     35.0%
State income taxes, net of federal
income tax benefit                            2.8       3.4       3.0
Tax credits                                  (0.2)     (0.7)
Other                                        (0.2)      0.5
Effective income tax rate                    37.8%     38.0%     37.8%

5. Long-Term Debt:
Long-term debt consists of the following:

(in thousands)                                    1997      1996
Mortgage note payable to Kentucky Development
     Finance Authority through 1998,
     6.4% (LIBOR plus 0.5%) in 1997 and
     5.8% (LIBOR plus 0.5%) in 1996                2,333     3,111
Other                                              2,279     1,703
                                                   4,612     4,814
Less current portion                               2,030     1,536
Net long-term debt                                $2,582    $3,278

Certain loan agreements contain restrictive covenants which, among other things, require the Company to maintain minimum amounts of tangible net worth and working capital and restrict payment of dividends, repurchases of capital stock and additional borrowings. Approximate maturities on long-term obligations in the years ending January 31, 1998, through 2001 are (in millions): $2.0; $1.4; $1.0;
$0.1 and $0.1.

6.Commitments:
At January 31, 1997, the Company and certain subsidiaries were committed for retail store space in the following fiscal years under noncancelable operating lease agreements requiring minimum annual rental payments of (in millions): 1998, $55.7; 1999, $41.5; 2000, $24.1; 2001, $8.7; 2002, $2.9 and $1.4 in later fiscal years.
Most leases included renewal options for periods ranging from two to five years, and provisions for contingent rentals based upon a percentage of defined sales volume.

Rent expense under all operating store leases was as follows:

(in thousands)                          1997      1996      1995
Minimum rentals                         $57,054   $46,166   $35,318
Contingent rentals                      $10,232     9,891     8,391
Total rentals                           $67,286   $56,057   $43,709

7.Employee Benefits:
The Company has two noncontributory defined contribution retirement plans covering substantially all full-time employees. Expense for these plans was approximately $4.7 million, $3.0 million and $3.5 million in 1997, 1996 and 1995, respectively. The Company funds all benefit-plan costs as accrued.

8.Capital Stock:
The authorized capital stock of the Company consists of common stock and preferred stock.

On August 22, 1994, the Company exchanged 1,715,742 shares of Series A Convertible Junior Preferred Stock for the 8,578,710 shares of Dollar General common stock owned by C.T.S, Inc., a personal holding company controlled by members of the Turner family, the founders of Dollar General. The Series A Convertible Junior Preferred Stock was authorized by the Board of Directors out of the authorized but unissued preferred stock approved by the Company's shareholders in 1992. The exchange, negotiated and recommended by a special committee of the Company's Board of Directors, came in response to a request from C.T.S, Inc. to consider a transaction to meet estate planning needs of the Turner family. The Series A Convertible Junior Preferred Stock is (i) convertible into common stock pursuant to the terms and conditions set forth in the Restated Articles of Incorporation and (ii) is voted with the common stock on all matters presented to the holders of common stock. The Series A Convertible Junior Preferred Stock is convertible at the option of the holder. During the three years following August 22, 1996, the conversion ratio increases from 90% of the initial exchange ratio of five shares of common stock for each share of Series A Convertible Junior Preferred Stock converted (adjusted for all intervening stock splits or adjustments) to 100% of the initial exchange ratio (as adjusted). Additionally, the Series A Convertible Junior Preferred Stock is not transferable by the holders thereof.

9.Stock Incentive Plans:
The Company has established stock incentive plans under which options to purchase common stock may be granted to executive officers, directors, key employees and non-employee directors.

All options granted in 1997 and 1996, under the 1995 Employee Stock Incentive Plan, the 1995 Outside Directors Stock Option Plan, the 1993 Employee Stock Incentive Plan and the Dollar General Corporation 1989 Employee Stock Incentive Plan, were non-qualified stock options issued at a price equal to fair market value of the Company's common stock on the date of grant. The option term is ten years and options vest in nine and one-half years from the date of grant for employees and one year in the case of non-employee directors. However, if certain performance criteria established by the Corporate Governance and Compensation Committee are attained, the vesting of these options will be accelerated.

Although the plans permit various types of stock-based compensation to be awarded, in addition to stock options, the Company has issued only stock options under these plans.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. The exercise price of options awarded under these plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

(amounts are in thousands except per share data)       1997           1996
Net income - as reported                               $115,100       $87,818
Net income - pro forma                                 $111,618       $86,281
Earnings per share - as reported                       $   1.04       $  0.80
Earnings per share - pro forma                         $   1.01       $  0.79

Earnings per share have been adjusted for the February 12, 1997, five-for-four common stock split.

The pro forma effects on net income for 1997 and 1996 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996. The fair value of options granted during 1997 and 1996 is $6.86 and $5.53 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             1997      1996
Expected divided yield                        0.7%      0.7%
Expected stock price volatility              40.0%     40.0%
Weighted average risk-free interest rate      6.0%      6.6%
Expected life of options (years)              3.0       3.0

The summary of the status of all of the Company's stock incentive plans as of January 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                                             Range of Option          Weighted Average

                                    Shares Under Plans       Prices Per Share         Exercise Price
Balance, January 31, 1994             9,581,507               $ 1.14  to $12.19        - -
Granted                               2,397,778                10.43  to  16.00        - -
Exercised                            (2,777,135)                1.53  to  11.02        - -
Canceled                               (527,988)                3.62  to  13.06        - -
Balance, January 31, 1995             8,674,162                 1.14  to  16.00        $10.26
Granted                               2,306,109                13.04  to  18.96         16.87
Exercised                            (1,934,728)                1.53  to  13.18          8.95
Canceled                               (361,324)                4.87  to  18.96         11.67
Balance, January 31, 1996             8,684,219                 1.14  to  18.96         12.99
Granted                               3,089,872                19.20  to  24.70         21.39
Exercised                            (1,771,397)                1.53  to  18.96         11.01
Canceled                               (831,308)                1.74  to  24.30         14.24
Balance, January 31, 1997             9,171,386               $ 1.14  to $24.70        $17.19

At January 31, 1997 and 1996, options for 1,646,345 and 1,707,285 shares were exercisable, respectively. The following table summarizes information about stock options outstanding at January
31, 1997:

                                 Options Outstanding                                 Options Exercisable
                    Number         Weighted Average                             Number              Weighted
Range of            Outstanding    Remaining                Weighted Average    Exercisable         Exercise
Exercise Prices     at 1/31/97     Contracted Life          Exercise Price      at 1/31/97          Price
$ 1.14 to $10.00    2,941,601      6.1 years                $ 9.15              1,199,838           $ 8.00
 10.01 to  17.00    3,014,105      7.8                       15.30                388,479            13.23
 17.01 to  24.70    3,215,680      9.4                       21.60                 58,028            17.81
$17.01 to $24.70    9,171,386      7.8 years                $17.18              1,646,345           $10.76

At January 31, 1997 and 1996, shares available for granting of stock options under the Company's stock option plans were 3,845,136 and 5,816,241 shares, respectively. All unexercised options expire not later than the year 2007.

10.Quarterly Financial Data (unaudited):
The following is selected unaudited quarterly financial data for the fiscal years ended January 31, 1997 and 1996. Amounts are in thousands except per share data.

Quarter                       First          Second         Third          Fourth         Year
1997:
Net Sales                     $455,856       $494,389       $508,977       $675,176       $2,134,398
Gross Profit                   123,374        133,728        148,634        199,059          604,795
Net Income                      15,024         21,885         26,642         51,549          115,100
Net Income Per Share (a)      $   0.17       $   0.25       $   0.30       $   0.59       $     1.30
Net Income Per Share (b)      $   0.14       $   0.20       $   0.24       $   0.47       $     1.04
1996: (c)
Net Sales                     $374,520       $403,719       $429,898       $556,051       $1,764,188
Gross Profit                   104,758        113,074        125,898        159,889          503,619
Net Income                      12,314         17,524         19,200         38,780           87,818
Net Income Per Share (a)      $   0.14       $   0.20       $   0.22       $   0.44       $     1.00
Net Income Per Share (b)      $   0.11       $   0.16       $   0.18       $   0.35       $      .80

(a)Based on common and common equivalent shares before adjustment for the February 12, 1997, five-for-four common stock split.
(b)Based on common and common equivalent shares as adjusted to give retroactive effect to the February 12, 1997, five-for-four common stock split.
(c)The quarterly financial data presented for the quarters ended May 5, August 4 and November 3, 1995 and January 31, 1996 has been restated to retroactively reflect the adoption of a retail 52/53 week reporting calendar effective February 1, 1996. For the quarterly periods ended April 30, July 31, and October 31, 1995 and January 31, 1996, the Company reported net income of $11,576,000, $17,691,000, $20,008,000 and $38,543,000, respectively, or $0.11,
$0.16, $0.18 and $0.35, respectively, per common and common equivalent share, as restated for the February 13, 1997 stock split.

Cost of goods sold was determined in the first, second and third quarters utilizing estimates of inventory shrinkage, inflation and markdowns. Cost of goods sold for the fourth quarter includes an adjustment of these estimates based upon actual results. Such adjustments decreased fourth quarter cost of goods sold by $4.9 million in 1997 and by $1.4 million in 1996.

11.Subsequent Event:
On February 12, 1997, the Company effected a five-for-four common stock split payable to shareholders of record on February 3, 1997.

Consent of Independent Accountants

To the Shareholders and Board of Directors
Dollar General Corporation, Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and Subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and Subsidiaries as of January 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1997 in conformity with general accepted accounting principles.

/S/Coopers & Lybrand L.L.P.
Louisville, Kentucky
March 5, 1997

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III
Item 10. Directors and Executive Officers of the Registrant Information regarding the Company's directors is incorporated herein by reference from the information contained under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 2, 1997. Information regarding the Company's executive officers is contained herein in Part I pursuant to General Instruction G(3).

Item 11.    Executive Compensation
Information regarding executive compensation is incorporated herein by reference from the information contained under the captions "Executive Compensation" and "Election of Directors -Compensation of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June, 2, 1997.

Item 12.    Security Ownership of Certain Beneficial Owners and
Management
This information is incorporated hereby by reference from the information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership by Officers and Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 2, 1997.

Item 13.    Certain Relationships and Related Transactions
This information is incorporated herein by reference from the information contained under the caption "Transactions with Management and Others" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 2, 1997.

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on
Form 8-K
(a) (1)     Consolidated Financial Statements:  See Item 8

     (2)All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial
Statements, and therefore, have been omitted.

     (3)Exhibits:  See Index to exhibits on pages 33 to 34.

(b)No report on Form 8-K was filed by the Company during the quarter ended January 31, 1997.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DOLLAR GENERAL CORPORATION


Date: April 28, 1997     By:/s/ Cal Turner, Jr.
                         CAL TURNER, JR.,
                          CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          TITLE                         DATE
/s/ Cal Turner, Jr.           Chairman of the Board         April 28, 1997
CAL TURNER, JR.               and Chief Executive Officer
          (Principal Executive Officer)

/s/ Philip Richards           Vice President-Chief          April 28, 1997
PHILIP RICHARDS               Financial Officer


/s/ Cal Turner                Director                      April 28, 1997
CAL TURNER


/s/Wallace N. Rasmussen       Director                      April 28, 1997
WALLACE N. RASMUSSEN


/s/John B. Holland            Director                      April 28, 1997
JOHN B. HOLLAND


/s/William S. Wire, II        Director                      April 28, 1997
WILLIAM S. WIRE, II


/s/James L. Clayton           Director                      April 28, 1997
JAMES L. CLAYTON


/s/ David M. Wilds            Director                      April 28, 1997
DAVID M. WILDS

/s/Reginald D. Dickson        Director                      April 28, 1997
REGINALD D. DICKSON


/s/Barbara M. Knuckles        Director                      April 28, 1997
BARBARA M. KNUCKLES

INDEX TO EXHIBITS
3(a)Restated Articles of Incorporation, as amended (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).
3(b)Bylaws as amended February 1, 1993 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 1993).
4 Articles V, VII and X of the Registrant's Articles of Incorporation (included in Exhibit 3(a)).
10(a)Loan Agreement dated August 19, 1992, as amended, by and among Dollar General Corporation, Dolgencorp, Inc. and NationsBank of North Carolina, N.A. (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 1993.)
10(b)Amendments to Loan Agreement dated December 23, 1993 and October 31, 1994 (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 1995) and Amendment to Loan Agreement dated June 14, 1995 (incorporated herein by reference to the Quarterly Report on Form 10-Q for the second quarter of 1996).
10(c)Exchange Agreement dated August 22, 1994, by and among Dollar General Corporation, Dolgencorp, Inc. and stockholders of C.T.S., Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K dated August 22, 1994, Exhibit 10.1).
10(d)Registration Rights Agreement dated August 22, 1994, by and among Dollar General Corporation, Turner Children Trust dated January 21, 1980, Cal Turner, Jr., James Stephen Turner, Laura Jo Dugas and Elizabeth Turner Campbell (incorporated by reference to the Registrant's current Report on Form 8-K dated August 22, 1994,
Exhibit 10.2).

MANAGEMENT CONTRACT OR COMPENSATORY PLANS
10(e)Dollar General Corporation 1988 Outside Directors' Stock Option Plan, as amended, (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held June 3, 1996).
10(f)Dollar General Corporation 1989 Employee Stock Incentive Plan, as amended (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual meeting of Stockholders held June 13, 1989).
10(g)1993 Employee Stock Incentive Plan (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held June 7, 1993).
10(h)1993 Outside Directors Stock Option Plan (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held June 7, 1993).
10(i)1995 Employee Stock Incentive Plan (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held June 5, 1995).
10(j)1995 Outside Directors Stock Option Plan (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual meeting of Stockholders held June 5, 1995).

11   Statement re: Computation of Earnings Per Share.
21   Subsidiaries of the Registrant.
23   Consent of Independent Accountants.
27   Financial Data Schedule.