Form 10-Q
period 1997-05-02
DOLLAR GENERAL CORP
filed 1997-06-13
CIK 29534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1997

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

The number of shares of common stock outstanding at May 2, 1997 was
__________.

Dollar General Corporation
Form 10-Q
For the Quarter Ended May 2, 1997
Index

PartI. Financial Information                              Page No.

     Item 1.   Financial Statements (unaudited):

               Consolidated Statements of Income for
               the three months ended May 2, 1997
               and May 3, 1996                                  3

               Consolidated Balance Sheets as of May 2,
               1997, January 31, 1997 (audited) and
               May 3, 1996                                      4


               Consolidated Statements of Cash Flow
               for the three months ended May 2, 1997
               and May 3, 1996                                  5

               Notes to Consolidated Financial Statements     6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    8-10

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K                11

Signatures                                                     12

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands except per share amounts)
(Unaudited)
                                   Three Months Ended
                                   May 2,         May 3,
                                   1997           1996
Net Sales                          $520,014       $455,856

Cost of goods sold                  378,159        332,482

     Gross Profit                   141,855        123,374

Selling, general and
  administrative expense            110,335         97,945

     Operating profit                31,520         25,429

Interest expense                        526          1,197

     Income before taxes on indome   30,994         24,429

Provision for taxes on income        11,700          9,208

     Net income                      19,294         15,024

Net income per common and
  common equivalent share               .17            .14

Weighted average number of
  common and common equivalent
  shares oustanding                 110,605        110,845

Cash dividends per common
  share as declared                $    .05       $    .05

Adjusted to give retroactive
  effective to the five-for-four
  common stock split distributed
  on February 12, 1997             $    .05       $    .04


The accompanying notes are an integral part of these consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                        May 2,         Jan. 31,       May 3,
                                        1997           1997           1996
                                        (Unaudited)    (Audited)      (Unaudited)
     ASSETS
Current Assets:
 Cash and cash equivalents              $ 33,388       $  6,563       $ 19,425
 Merchandise inventories                 540,956        476,103        526,120
 Deferred income taxes                     3,747          3,689         11,468
 Other current assets                     18,669         18,244         13,497
     Total current assets                596,760        504,599       $570,510

Property & Equipment, at cost            331,645        321,917        247,365
Less: Accumulated depretiation           121,885        113,381         90,831

Other Assets                               5,478          5,012          5,130


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liavilities:
 Current portion of long-term debt      $  1,940       $  2,030       $  1,545
 Short-term borrowings                    50,000         38,469        105,000
 Accounts Payable                        152,724        103,523        120,387
 Accrued expenses                         61,382         70,441         56,021
 Income taxes                                955         10,002          8,406
     Total urrent liabilities            267,001        224,465        291,359

Long-term debt                             1,807          2,582          2,305
Deferred income taxes                      7,847          5,571          3,573

Shareholders' equity:
 Preferred stock                             858            858            858
 Common stock                             53,672         53,105         42,893
 Additional paid-in capital              350,387        329,948        308,155
 Retained earnings                       314,962        302,145        284,058
                                         719,879        686,056        635,964
 Less treasury stock                     200,527        200,527        200,527
     Total shareholders' equity          519,352        485,529        435,437
                                        $796,007       $718,147       $732,674
The accompanying notes are an integral part of these consolidated financial statements

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                  Three Months Ended
                                                  May 2,        May 3,
                                                  1996          1995
Operating activities:
 Net income                                       $ 19,294      $ 15,024
 Adjustments to reconcile net income
   to net cash used by operating activities:
   Depreciation and amortization                     8,577         7,318
   Deferred income taxes                             2,218         1,101
 Change in oprating assets and liabilities:
  Merchandise inventories                          (64,853)      (37,758)
  Accounts payable                                  49,201        17,211
  Accrued expenses                                   9,059)       (6,078)
  Income taxes                                      (9,047)       (6,351)
  Other                                               (690)         (576)
Net cash used by operating activities               (4,359)      (10,109)

Investing activities:
 Purchase of property & equipment                  (27,822)       (7,102)
 Proceeds from sales of property and equipment      33,811              0
Net cash provided (used) by investing activities     5,989         (7,102)

Financing activities:
 Issuance of short-term borrowings                $ 47,404       $ 50,276
 Repayments of short-term borrowings               (35,873)       (17,413)
 Issuance of long-term debt                            190              0
 Repayments of long-term debt                       (1,055)          (973)
 Payments of cash dividend                          (6,477)        (4,275)
 Proceeds from exercise of stock options            12,715          3,307
 Tax benefit of stock options exercised              8,291          1,370
Net cash provided by financing activities           25,195         32,292

Net increase in cash and cash equivalents           26,825         15,081
Cash and cash equivalents, beginning of period       6,563          4,344
Cash and cash equivalents, end of period          $ 33,388       $ 19,425

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of the quarterly report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended January 31, 1997 for additional information.

The accompanying consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments
(which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the three-month periods ended May 2, 1997 and May 3, 1996,respectively, have been made.

Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.  Net Income Per Common Share and Common Equivalent Share

Net income per common and common equivalent share is based upon the actual weighted average number of common shares outstanding during each period (including the presumed conversion of the Series A Convertible Preferred Stock) plus the assumed exercise of dilutive stock options as follows:

                                                  Three Months Ended
                                                    (In thousands)

                                                  May 2, 1997  May 3, 1996
Actual weighted average number of
     shares outstanding during the period          89,743       90,290

Common Stock Equivalents:
     Dilutive effect of stock options using
     the "Treasury Stock Method"                    4,107        3,800

     1,715,742 shares Convertible
     Preferred                                     16,755       16,755

Weighted Average Shares                           110,605      110,845

3. Changes in shareholders' equity for the three months ended May 2, 1997 and May 3, 1996 were as follows (dollars in thousands except per share amounts):

                                                            Additional
                                   Preferred     Common     Paid-in        Retained       Treasury
                                   Stock         Stock      Capital        Earnings       Stock          Total
Balances, January 31, 1996         $858          $42,762    $303,609       $273,309       $200,527       $420,011

   Net income                                                                15,024                        15,024

   Cash dividend, $.05 per
    common share, as declared                                                (3,672)                       (3,672)

   Cash dividend. $.28 per
    preferred share                                                            (603)                         (603)

   Issuance of common
    stock under employee stock
    incentive plans                                  131       3,176                                        3,307

  Tax benefit of stock options
    exercised                                      1,370                      1,370

Balances, May 3, 1997              $858          $42,893    $308,155       $284,058       $200,527       $435,437

Balances, January 31, 1997         $858          $53,105    $329,948       $302,145       $200,527       $485,529

 Net Income                                                                  19,294                        19,294

 Cash dividend, $.05 per                                                     (5,723)                       (5,723)

 Cash dividend. $.28 per
 preferred share                                                               (754)                         (754)

 Issuance of common stock
   under employee stock
   incentive plans                                   567      12,148                                       12,715

   Tax benefit from exercise
    of options                                                 8,291                                        8,291

Balances, May 2, 1997              $858          $53,672    $350,387       $314,962       $200,527       $519,352

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

The following text contains references to years 1998, 1997, 1996 and 1995 which represent fiscal years ending or ended January 30, 1998, and January 31, 1997, 1996 and 1995, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto.


RESULTS OF OPERATIONS

The nature of the Company's business is seasonal. Historically, sales in the fourth quarter have been significantly higher than sales achieved in each of the first three quarters of the fiscal year. Thus, expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, comparing any period to other than the same period of the previous year will not reflect the seasonal nature of the Company=s business.

In August 1996, the federal minimum wage law was changed to increase minimum wage from $4.25 per hour to $4.75 per hour effective October 1, 1996 and from $4.75 per hour to $5.15 per hour effective September 1, 1997. The Company estimates that this change will result in an increase in wage expense during fiscal 1998 of approximately $8.0 million and resulted in an increase during fiscal 1997 of approximately $2.1 to $2.3 million above otherwise expected levels. The Company believes that increased sales and employee productivity will partially offset the financial impact of the minimum wage increase to operations for fiscal 1998.

THREE MONTHS ENDED MAY 2, 1997 AND MAY 3, 1996

NET SALES. Net sales for the first quarter of fiscal 1998 increased $64.2 million, or 14.1%, to $520.0 million from $455.9 million for the comparable period of fiscal 1997. The increase resulted from 393 net additional stores being in operation as of May 2, 1997 as compared with May 3, 1996 and an increase of 1.6% in same-store sales; same store sales growth was a 7.3% increase for the same period last year.

The Company regards same stores as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same-store sales were negatively impacted during the first quarter of 1998 by dropping an advertising circular and by remerchandising 1,382 stores to a new store layout. The new store merchandising layout and related product mix reflects a 65%/35% hardlines to softlines space allocation versus the previous 50%/50% allocation. The new layout allocates more space to the faster-moving consumable merchandise. Management is anticipating a sales rebound in the last six months of fiscal 1998 as the remerchandising of all stores to the new layout is completed.

GROSS PROFIT. Gross profit for the quarter was $141.9 million, or 27.3% of net sales, compared to $123.4 million, or 27.1% of net sales, in the same period last year. Driving the increase in gross margin as a percent to sales was lower inventory shrinkage and higher margin on beginning inventory which more than offset lower margin on current purchases and higher distribution costs. Cost of goods sold is determined in the first, second and third quarters utilizing estimates of inventory markdowns, shrinkage and inflation. Adjustments of these estimates are included in cost of goods sold in the fourth quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for the quarter totaled $110.3 million, or 21.2% of net sales, compared with $97.9 million, or 21.5% of net sales last year. Driving the percentage of sales decrease were decreases in employee incentive compensation costs and advertising expense which more than offset increases in employee compensation and professional fees. Total selling, general and administrative expense increased 12.6% primarily as a result of 393 net additional stores being in operation as compared to last year.

INTEREST EXPENSE. Interest expense decreased to $0.5 million, or 0.1% of sales, compared with $1.20 million or 0.3% of sales, in the comparable period last year. This decrease was primarily a result of lower average short-term borrowings in the first quarter of 1998.

PROVISIONS FOR TAXES ON INCOME. The effective income tax rate for the quarter was 37.8% compared with 38.0% in the comparable period last year.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities - Cash flows used in operating activities totaled $4.4 million during the quarter compared with $10.1 million in the comparable period last year. This decrease in use of cash is primarily the result of a $32.0 million increase in accounts payable being only partially offset by a $27.1 million increase in inventories. Inventories increased primarily as a result of opening new stores.

Cash flows from investing activities - Cash provided by investing activities totaled $6.0 million during the quarter compared with cash used by investing activities of $7.1 million in the comparable period last year. The current period cash provided resulted primarily from $33.8 million received from the sale/leaseback of the South Boston, Virginia distribution center. Partially offsetting the cash received was $27.8 million in expenditures primarily from opening 141 new stores, remodeling 1,382 stores, expansion of the Scottsville, Kentucky distribution center and expenditures for point-of-sale scanners in the stores. Capital expenditures exceeded last year by $20.7 million primarily due to a $6.8 million increase in expenditures for stores, $6.6 million increase for point-of-sale scanners and a $3.4 million increase for distribution center expansion.

Cash flows from financing activities - The Company=s short-term borrowings during the first three months of fiscal 1998 increased from January 31, 1997 by a net of $11.5 million to $50.0 million, compared with an increase of $32.9 million to $105.0 million in the first quarter of 1997. The lower level of short-term borrowings in fiscal 1998 resulted from the cash received from the sale/leaseback of the South Boston, Virginia distribution center and from the greater cash flow from operating activities, which was partially offset by increased capital expenditures.

Because of the significant impact of seasonal buying (e.g. Spring and Christmas purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $170.0 million revolving credit/term loan facility and short-term bank lines of credit totaling $170.0 million at May 2, 1997. The Company had short-term bank lines of credit borrowings of $50.0 million as of May 2, 1997 and $105.0 million as of May 3, 1996. Seasonal working capital expenditure requirements will continue to be met through cash flow provided by operations and supplemented by the revolving credit/term loan facility and short-term bank lines of credit.

The Company's liquidity position is set forth in the following table (dollars in thousands):

                               May 2,     January 31,   May 3,
                               1997       1997          1996
Current ratio                      2.2x       2.2x          2.0x
Total borrowings/equity           10.3%       8.9%         25.0%
Long-term debt/equity              0.3%       0.5%          0.5%
Working Capital                $329,759   $280,134      $279,151
Average daily use of debt:
 (fiscal year-to-date)
 Short-term                    $ 37,353   $ 87,952      $ 80,430
 Long-term                        4,020      2,930         4,264
    Total                      $ 41,373   $ 90,882      $ 84,694
Maximum outstanding short-term
 debt (fiscal year-to-date)    $ 64,855   $184,725      $110,077

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

Item 3.    Not applicable.

Item 4.    Not applicable.

Item 5.    Not applicable.

Item 6.    Exhibits and reports on Form 8-K

      (a) The Company filed a Current Report on Form 8-K dated
May 2, 1997 to reflect (i) the dismissal of Coopers & Lybrand LLP as its certified independent auditors and (ii) the engagement of Deloitte & Touche LLP to serve as the certified independent auditors, all pursuant to Item 4 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     DOLLAR GENERAL CORPORATION
                     (Registrant)



June 13, 1997        By:/S/:
                     Phil Richards, Vice President,
                     Chief Financial Officer