Form 10-Q/A
period 1995-04-30
DOLLAR GENERAL CORP
filed 1997-06-20
CIK 29534

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                        May 2,         Jan. 31,       May 3,
                                        1997           1997           1996
                                        (Unaudited)    (Audited)      (Unaudited)
     ASSETS
Current Assets:
 Cash and cash equivelents              $ 33,388       $  6,563       $ 19,425
 Merchandise inventories                 540,956        476,103        526,120
 Deferred income taxes                     3,747          3,689         11,468
 Other current assets                     18,669         18,244         13,497
     Total current assets                596,760        504,599       $570,510

Property & Equipment, at cost            331,645        321,917        247,365
Less: Accumulated depretiation           121,885        113,381         90,831

Other Assets                               5,478          5,012          5,130


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liavilities:
 Current portion of long-term debt      $  1,940       $  2,030       $  1,545
 Short-term borrowings                    50,000         38,469        105,000
 Accounts Payable                        152,724        103,523        120,387
 Accrued expenses                         61,382         70,441         56,021
 Income taxes                                955         10,002          8,406
     Total urrent liabilities            267,001        224,465        291,359

Long-term debt                             1,807          2,582          2,305
Deferred income taxes                      7,847          5,571          3,573

Shareholders' equity:
 Preferred stock                             858            858            858
 Common stock                             53,672         53,105         42,893
 Additional paid-in capital              350,387        329,948        308,155
 Retained earnings                       314,962        302,145        284,058
                                         719,879        686,056        635,964
 Less treasury stock                     200,527        200,527        200,527
     Total shareholders' equity          519,352        485,529        435,437
                                        $796,007       $718,147       $732,674
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

                     DOLLAR GENERAL CORPORATION
                     (Registrant)



June 13, 1997                  By:
                     Phil Richards, Vice President,
                               Chief Financial Officer