Form 10-Q
period 1997-08-01
DOLLAR GENERAL CORP
filed 1997-09-11
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1997

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

The number of shares of common stock outstanding at August 29, 1997 was 107,329,537.

Dollar General Corporation
Form 10-Q
For the Quarter Ended August 1, 1997
Index

Part I.   Financial Information                                   Page No.

 Item 1.   Financial Statements (unaudited):
           Consolidated Balance Sheets as of August 1,
           1997, January 31, 1997 (audited) and
           August 2, 1996.                                   3

           Consolidated Statements of Income
           for the three months and six months
           ended August 1, 1997 and August 2, 1996.          4

           Consolidated Statements of Cash Flows
           for the six months ended August 1, 1997
           and August 2, 1996.                               5

           Notes to Consolidated Financial Statements        6-7

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                       8-11

Part II.   Other Information

 Item 4.   Submission of Matters to a Vote of
           Security Holders                                  12

Signatures                                                   13

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                         Aug. 1,        Jan. 31,   Aug. 2,
                                         1997           1997       1996
                                         (Unaudited)    (Audited)  (Unaudited)
 ASSETS
Current assets:
 Cash and cash equivalents               $ 24,923       $  6,563   $ 12,950
 Merchandise inventories                  589,660        476,103    513,665
 Deferred income taxes                      3,762          3,689     11,959
 Other current assets                      20,028         18,244     13,630
      Total current assets                638,373        504,599    552,204

Property & equipment, at cost             351,773        321,917    260,716
Less: Accumulated depreciation            130,913        113,381     98,124
 Net property and equipment               220,860        208,536    162,592

Other assets                                5,385          5,012      5,094
      Total assets                       $864,618       $718,147   $719,890

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt       $  1,749       $  2,030   $  1,553
 Short-term borrowings                     57,850         38,469     74,954
 Accounts payable                         163,074        103,523    121,212
 Accrued expenses                          72,060         70,441     63,885
 Income Taxes                               3,480         10,002      2,991
      Total current liabilities           298,213        224,465    264,595

Long-term debt                              1,580          2,582      2,108
Deferred income taxes                       5,326          5,571      3,573

Shareholders' equity:
 Preferred stock                              858            858        858
 Common stock                              67,679         53,105     42,918
 Additional paid-in capital               368,929        329,948    317,446
 Retained earnings                        322,560        302,145    288,919
                                          760,026        686,056    650,141
 Less: treasury stock                     200,527        200,527    200,527
      Total shareholders' equity          559,499        485,529    449,614
      Total liabilities and
      shareholders'equity                $864,618       $718,147   $719,890

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)


                                    Three Months Ended            Six Months Ended
                                    Aug. 1         Aug. 2         Aug. 1         Aug. 2
                                    1997           1996           1997           1996
Net sales                           $596,820       $494,389       $1,116,834     $950,245

Cost of goods sold                   436,664        360,661          814,823      693,143

 Gross profit                        160,156        133,728          302,011      257,102

Selling, general and
 administrative expense              116,699         97,321          227,034      195,266

 Operating profit                     43,457         36,407           74,977       61,836

Interest expense                         540          1,109            1,066        2,306

Income before taxes on income         42,917         35,298           73,911       59,530

Provision for taxes on income         16,201         13,413           27,901       22,621

 Net income                           26,716         21,885           46,010       36,909

Net income per common and
 common equivalent share             $    .24      $    .20         $    .42     $    .33

Weighted average number of
 common shares outstanding            110,781       111,368          109,919      111,108

Cash dividends per common share     $     .05      $    .05       $       .10    $    .10

 As adjusted to give retroactive
 effect to the five-for-four stock
 splits distributed on February 12,
 1997 and September 22, 1997:

Net income per common and common
 equivalent share                   $    .19       $    .16       $       .33    $    .27

Weighted average number of
 common shares outstanding           138,476        139,210           137,399     138,885

Cash dividends per common share    $     .04       $    .03       $       .09    $    .06

The accompanying notes are an integral part of these consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                   Six Months Ended
                                                   Aug. 1,             Aug. 2,
                                                   1997                1996
Operating activities:
 Net income                                        $ 46,010            $ 36,909
 Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization                  17,752              14,929
      Deferred income taxes                            (318)                610
      Change in operating assets and liabilities:
      Merchandise inventories                      (113,557)            (25,303)
      Accounts payable trade                         59,551              18,036
      Accrued expenses                                1,619               1,786
      Income taxes                                   (6,522)            (11,766)
      Other                                          (1,261)               (649)
      Net cash provided by
           operating activities                       3,274              34,552

Investing activities
 Purchase of property and equipment                 (64,784)            (20,296)
 Proceeds from sale of property and equipment        33,811                   0
Net cash used by investing activities               (30,973)            (20,296)

Financing activities:
 Issuance of short-term borrowings                   83,558              43,178
 Repayments of short-term borrowings                (64,177)            (40,370)
 Issuance of long-term debt                             190                   0
 Repayments of long-term debt                        (1,473)             (1,153)
 Payment of cash dividends                          (12,059)             (9,207)
 Proceeds from exercise of stock options             23,900               9,957
 Repurchase of common stock                               0             (12,330)
 Tax effect of stock options                         16,120               4,275
Net cash provided (used) by financing activities     46,059             ( 5,650)

Net increase in cash and cash equivalents            18,360               8,606
Cash and cash equivalents at beginning of period      6,563               4,344
Cash and cash equivalents at end of period          $ 24,923            $12,950

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying consolidated financial statements as of Ausust 1, 1997 and August 2, 1996, have been prepared in accordance with the Company's customary accounting practices and have not been audited. All subsidiaries are included. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results of operations for the three-month and six-month periods ended August 1, 1997 and August 2, 1996, have been made.

Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted during interim periods to reflect actual results. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.    Net Income Per Common Share

Net income per common and common equivalent share is based upon the actual weighted average number of common shares outstanding during each period (including the presumed conversion of the Series A Convertible Preferred Stock) plus the assumed exercise of dilutive stock options as follows:

                                         Three Months Ended                 Six Months Ended
                                         (In thousands)
                                         Aug 1,         Aug 2,              Aug 1,         Aug. 2,
                                         1997           1996                1997           1996
Actual weighted average number of
 common shares outstanding during
 the period                               91,081         90,895              90,413         90,594

Common Stock Equivalents:
 Dilutive effect of stock options
 using the "Treasury Stock Method"         2,945          3,718               2,751          3,759

 1,715,742 shares of Series A
 Convertible Preferred Stock
 Issued August 22, 1994                   16,755         16,755              16,755         16,755

Weighted Average Shares                  110,781        111,368             109,919        111,108

3.    Changes in shareholders' equity for the six months ended
August 1, 1997 and August 2,   1996 were as follows (dollars in
thousands except per share amounts):

                                                                  Additional
                                    Preferred      Common         Paid-In        Retained       Treasury
                                    Stock          Stock          Capital        Earnings       Stock          Total
Balances, January 31, 1996          $    858       $ 42,762       $303,609       $273,309       $200,527       $420,011

 Net income                                                                        36,909                        36,909
      Cash dividend, $.10 per
      common share, as declared                                                   ( 8,001)                       (8,001)
 Cash dividend, $.56 per
      preferred share                                                             ( 1,206)                       (1,206)
 Issuance of common
      stock under employee stock
      incentive plans                                   395          9,562                                        9,957

 Tax benefit from exercise
      of options                                                     4,275                                        4,275

 Repurchase of common stock                            (239)                      (12,092)                      (12,331)

Balances, August 2, 1996            $    858       $ 42,918       $317,446       $288,919       $200,527       $449,614

Balances, January 31, 1997          $    858       $ 53,105       $329,948       $302,145       $200,527       $485,529

 Net Income                                                                        46,010                        46,010
 5-for-4 stock split,
 September 22, 1997                                  13,536                      ( 13,536)

 Cash dividend, $.10 per
      common share, as declared                                                  ( 10,467)                      (10,467)

 Cash dividend, $.56 per
      preferred share                                                            (  1,592)                     (  1,592)

 Issuance of common stock
      under employee stock
      incentive plans                               1,038           22,862                                       23,900

 Tax benefit from exercise
      of options                                                    16,119                                       16,119

Balances, August 1, 1997          $    858       $ 67,679         $368,929       $322,560       $200,527       $559,499

4.    Subsequent Event:

 The Company's Board of Directors authorized on August 25,
1997, a five-for-four common   stock split for shareholders of
record on September 8, 1997, which will be distributed on September
22, 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities
Litigation Reform Act of 1995. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to, general transportation and distribution delays or interruptions, inventory risks due to shifts in market demand, changes in product mix, costs and delays associated with building, opening and operating a new distribution center and the risk factors listed in the Company
Annual Report on Form 10-K for the year ended January 31, 1997.
The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances ocurring after the date hereof or to reflect the occurrence of unanticipated events.

The following text contains references to years 1998, 1997, and 1996, which represent fiscal years ending or ended January 30, 1998, and January 31, 1997 and 1996, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto.

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

SIX MONTHS ENDED AUGUST 1, 1997 AND AUGUST 2, 1996

NET SALES. Net sales for the first six months of fiscal 1998 increased 17.5%, to $1,116.8 million from $950.2 million for the comparable period of fiscal 1997. The increase resulted from 418 net additional stores being in operation as of August 1, 1997 as compared with August 2, 1996 and an increase of 4.1% in same-store sales. Same store sales growth was an 8.6% increase for the same period last year.

The Company regards same stores as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same-store sales were negatively impacted by the elimination of an advertising circular and by the conversion of more than 2,400 stores to the Company's new prototype. The new store prototype and related product mix reflects a 65%/35% hardlines to softlines space allocation versus the previous 50%/50% allocation. The new prototype allocates more space to faster-turning consumable merchandise. For the last six months of fiscal 1998, management expects continued improvement in net sales and same store sales increases.

GROSS PROFIT. Gross profit for the first six months was $302.0 million, or 27.0% of net sales, compared to $257.1 million, or 27.1% of net sales, in the same period last year. Driving the decrease in gross profit as a percent to sales was higher freight costs associated with adding 700 new items to the merchandise mix and increased use of two outside distribution centers. These higher costs were partially offset by lower shrinkage reserves and higher margin on beginning inventory. Management currently anticipates a slight decline in gross profit as a percent of net sales, for the last six months of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the six months, ending August 1, 1997, totaled $227.0 million, or 20.3% of net sales, compared with $195.3 million, or 20.5% of net sales in the comparable period last year. As a percentage of sales, increases in employee compensation were offset by decreases in (i) employee incentive compensation costs and (ii) advertising expense. Total operating expense increased 16.3% primarily due to 418 net additional stores being in operation compared to the comparable period last year. Management currently anticipates a slight decline in selling general and administrative expense as a percent of net sales for the last six months of fiscal 1998.

INTEREST EXPENSE. For the first six months of fiscal 1998 interest expense decreased 53.8% to $1.1 million (0.1% of sales) compared with $2.3 million (0.2% of sales) in the comparable period last year primarily as a result of lower average short-term borrowings due to faster-moving consumable merchandise and improved accounts payable leverage. Management currently anticipates interest expense to be flat, as a percentage of sales, in the third quarter to support the normal seasonal inventory increase. For fiscal 1998, management expects interest expense to be lower than last year.

PROVISION FOR TAXES ON INCOME.  The effective income tax rate was
37.8% for both the three and six month periods compared with 38.0% in the comparable periods last year, respectively.

THREE MONTHS ENDED AUGUST 1, 1997 AND AUGUST 2, 1996

NET SALES. Net sales for the quarter increased 20.7%, to $596.8 million from $494.4 million for the comparable period of fiscal 1997. The increase resulted from an increase of 6.4% in same-store sales as compared with a 9.8% increase in the same period last year and the operation of 418 additional stores as of August 1, 1997.

GROSS PROFIT. Gross profit for the quarter was $160.2 million, or 26.8% of net sales, compared with $133.7 million, or 27.0% of net sales, in the same period last year. Driving the decrease in gross profit as a percent of sales was higher freight costs which were partially offset by lower shrinkage reserves and higher margin on current purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the quarter totaled $116.7 million, or 19.6% of net sales, compared with $97.3 million, or 19.7% of net sales in the comparable period last year. As a percentage of sales, higher payroll and store maintenance expense associated with the store conversions were offset by lower advertising due to the elimination of the Spring circular. Total operating expense increased 19.9% primarily due to 418 net additional stores being in operationcompared to last year.

INTEREST EXPENSE.  Interest expense decreased 51.3% to $540,000
(0.1% of sales) compared with $1.1 million (0.2% of sales) in the comparable period last year. This decrease was primarily a result of the same factors listed above for the six-month period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities - Net cash provided by operating activities decreased to $3.3 million during the first six months of fiscal 1998 compared with $34.6 million in the comparable period last year. This decrease is primarily the result of increased inventories being only partially offset by increased accounts payable. Inventories increased primarily as a result of opening an additional distribution center and opening new stores.

Cash flows from investing activities - Net cash used by investing activities increased to $31.0 million during the first six months compared with $20.3 million in the comparable period last year. Driving this increase was increased capital expenditures primarily related to the Scottsville, Kentucky distribution center expansion, the implementation of point-of sale technology in stores and the conversion of stores to the Company's new prototype. Partially offsetting the capital expenditures was $33.8 million received from the sale (and subsequent leaseback) of the South Boston, Virginia distribution center.

Cash flows from financing activities - The Company's short-term borrowings during the first six months of fiscal 1998 increased by $19.4 million compared with an increase of $2.8 million in fiscal 1997. The increase in short-term borrowings was the result of increased inventories and capital expenditures and was partially offset by increased accounts payable to inventory ratio and the proceeds from the sale/leaseback of the South Boston, Virginia distribution center.

Because of the significant impact of seasonal buying (e.g., Spring and Holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $170 million revolving credit/term loan facility and short-term bank lines of credit totaling $170 million at August 1, 1997. The Company had short-term bank lines of credit borrowings of $57.9 million as of August 1, 1997 and $75.0 million as of August 2, 1996.

As of September 4, 1997, the Company increased its revolving credit/term loan facility to $175 million from $170 million and also negotiated an additional $100 million leveraged lease facility. The revolving credit/term loan facility will be used to fund working capital needs, open market stock repurchases and general corporate needs. The leveraged lease facility will be used to meet capital requirements related to construction of new stores, a new distribution center in Indianola, Mississippi and a new corporate headquarters complex in Goodlettsville, Tennessee. These two credit facilities will expire August 29, 2002 and they contain financial covenants similar to existing credit facilities.
      11
The Company's liquidity position is set forth in the following table (dollars in thousands):

                               August 1,           January 31,         August 2,
                               1997                1997                1996
Current ratio                       2.1x                2.2x                2.1x
Total borrowings/equity            10.9%                8.9%               17.5%
Long-term debt/equity               0.3%                0.5%                0.5%
Working Capital                $340,160            $280,134            $287,609
Average daily use of debt:
 (fiscal year-to-date)
 Short-term                    $ 47,185            $ 87,952            $ 81,332
 Long-term                        3,686               2,930               3,998
 Total                         $ 50,871            $ 90,882            $ 85,330
Maximum outstanding short-term
 debt (fiscal year-to-date)    $ 60,883            $184,725            $104,733

PART II - OTHER INFORMATION

Item 1.    Not applicable.

Item 2.    Not applicable.

Item 3.    Not applicable.

Item 4.    Submission of Matters to a vote of Security Holders

 At the Annual Meeting of Stockholders of the Corporation held
June 2, 1997, the Stockholders voted upon one proposal. The result of the Stockholders' vote is as follows:

 Proposal No. 1: Election of Directors
 The following nominees were elected to serve as Directors of the Corporation until the next Annual Stockholders' Meeting:

Nominee                   Votes For           Votes Withheld/Against

Cal Turner                89,008,248          56,085
Cal Turner, Jr.           89,007,255          57,078
James L. Clayton          89,008,236          56,097
Reginald D. Dickson       89,010,834          53,499
John B. Holland           89,002,269          62,064
Barbara M. Knuckles       89,009,907          54,426
Wallace N. Rasmussen      89,005,093          59,240
David M. Wilds            89,006,212          58,121
William S. Wire, II       89,008,570          55,763

Item 5.    Not applicable.

Item 6.    Exhibits and reports on Form 8-K
      (a) No reports on Form 8-K were filed during the quarter ended August 1, 1997.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOLLAR GENERAL CORPORATION
                               (Registrant)



September 11, 1997             By: SS/ Phil Richards
                               Phil Richards, Vice President
                               and Chief Financial Officer