Form 10-Q
period 1997-10-31
DOLLAR GENERAL CORP
filed 1997-12-12
CIK 29534

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No    .
                                           ----
The number of shares of common stock outstanding at December 8, 1997 was 133,490,764.

                           Dollar General Corporation
                                    Form 10-Q
                     For the Quarter Ended October 31, 1997
                                      Index


Part I.  Financial Information                                                                   Page No.
         Item 1.           Financial Statements (unaudited):

                           Consolidated Balance Sheets as of October 31,
                           1997, January 31, 1997 (audited) and
                           November 1, 1996.                                                        3

                           Consolidated Statements of Income
                           for the three months and nine months
                           ended October 31, 1997 and November 1, 1996.                             4

                           Consolidated Statements of Cash Flows
                           for the nine months ended October 31, 1997
                           and November 1, 1996.                                                    5

                           Notes to Consolidated Financial Statements                               6

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations.                                                              8

Part II. Other Information                                                                         12

Signatures                                                                                         13

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         Oct. 31,       Jan. 31,       Nov. 1,
                                                                           1997          1997           1996
                                                                        (Unaudited)    (Audited)     (Unaudited)
                                                                        ----------     ---------      --------
         ASSETS
Current assets:
         Cash and cash equivalents                                      $   13,168      $  6,563      $  8,769
         Merchandise inventories                                           737,263       476,103       623,354
         Deferred income taxes                                               3,776         3,689        11,954
         Other current assets                                               21,694        18,244        16,447
                                                                        ----------      --------      --------
                  Total current assets                                     775,901       504,599       660,524

Property & equipment, at cost                                              378,506       321,917       285,084
Less: Accumulated depreciation                                             140,404       113,381       105,715
                                                                        ----------      --------      --------
         Net property and equipment                                        238,102       208,536       179,369

Other assets                                                                 5,595         5,012         5,065
                                                                        ----------      --------      --------

                  Total assets                                          $1,019,598      $718,147      $844,958
                                                                        ==========      ========      ========

         LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
Current portion of long-term debt                                       $    1,597      $  2,030      $  2,060
         Short-term borrowings                                             193,583        38,469       184,725
         Accounts payable                                                  210,845       103,523       144,684
         Accrued expenses                                                   75,547        70,441        67,937
         Income taxes                                                       14,363        10,002         4,913
                                                                        ----------      --------      --------
                  Total current liabilities                                495,935       224,465       404,319

Long-term debt                                                               1,411         2,582         2,748
Deferred income taxes                                                        5,360         5,571         3,573

Shareholders' equity:
         Preferred stock                                                       858           858           858
         Common stock                                                       66,660        53,105        42,389
         Additional paid-in capital                                        373,234       329,948       326,199
         Retained earnings                                                 276,667       302,145       265,399
                                                                        ----------      --------      --------
                                                                           717,419       686,056       634,845
         Less: treasury stock                                              200,527       200,527       200,527
                                                                        ----------      --------      --------
                  Total shareholders' equity                               516,892       485,529       434,318
                                                                        ----------      --------      --------
                  Total liabilities and
                  shareholders' equity                                  $1,019,598      $718,147      $844,958
                                                                        ==========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)


                                         Three Months Ended           Nine Months Ended
                                       ---------------------     -------------------------
                                       Oct. 31       Nov. 1       Oct. 31         Nov. 1
                                         1997         1996          1997           1996
                                       --------     --------     ----------     ----------
Net sales                              $649,400     $508,977     $1,766,234     $1,459,222

Cost of goods sold                      465,616      360,343      1,280,439      1,053,486
                                       --------     --------     ----------     ----------

         Gross profit                   183,784      148,634        485,795        405,736

Selling, general and
         administrative expense         128,220      104,178        355,254        299,444
                                       --------     --------     ----------     ----------

         Operating profit                55,564       44,456        130,541        106,292

Interest expense                          1,559        1,485          2,625          3,791
                                       --------     --------     ----------     ----------

Income before provision for
         taxes on income                 54,005       42,971        127,916        102,501

Provision for taxes on income            20,387       16,329         48,288         38,950
                                       --------     --------     ----------     ----------

         Net income                    $ 33,618     $ 26,642     $   79,628     $   63,551
                                       ========     ========     ==========     ==========

Net income per common and
         common equivalent share       $   0.24     $   0.19     $     0.58     $     0.46
                                       ========     ========     ==========     ==========

Weighted average number of
         common shares outstanding      137,813      138,089        137,537        138,619
                                       ========     ========     ==========     ==========

Cash dividends per common share
         as declared                   $    .04     $    .05     $      .13     $      .15
                                       ========     ========     ==========     ==========

As adjusted to give retroactive
effect to the five-for-four stock
splits distributed on February 12,
1997 and September 22, 1997:           $    .04     $    .03     $      .12     $      .10
                                       ========     ========     ==========     ==========



The accompanying notes are an integral part of these consolidated financial statements.

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 Nine Months Ended
                                                             Oct. 31,          Nov. 1,
                                                               1997            1996
                                                            ---------        ---------
Operating activities:
         Net income                                         $  79,628        $  63,551
         Adjustments to reconcile net income
                  to net cash used in operating
                  activities:
                  Depreciation and amortization                27,750           23,027
                  Deferred income taxes                          (298)             615
         Change in operating assets and liabilities:
                  Merchandise inventories                    (261,160)        (134,992)
                  Accounts payable trade                      107,322           41,508
                  Accrued expenses                              5,106            5,838
                  Income taxes                                  4,361           (9,844)
                  Other                                        (2,848)          (1,712)
                                                            ---------        ---------
Net cash used in operating activities                         (40,139)         (12,009)
                                                            ---------        ---------

Investing activities
         Purchase of property and equipment                   (92,313)         (46,897)
         Proceeds from sale of property and equipment          33,811                0
                                                            ---------        ---------
Net cash used in investing activities                         (58,502)         (46,897)
                                                            ---------        ---------

Financing activities:
         Issuance of short-term borrowings                    170,892          149,390
         Repayments of short-term borrowings                  (15,777)         (36,811)
         Issuance of long-term debt                               190            1,487
         Repayments of long-term debt                          (1,794)          (1,493)
         Payment of cash dividends                            (17,562)         (12,672)
         Proceeds from exercise of stock options               26,072           15,257
         Repurchase of common stock                           (75,123)         (59,788)
         Tax effect of stock options                           17,748            7,437
         Other                                                    600              524
                                                            ---------        ---------
Net cash provided by financing activities                     105,246           63,331
                                                            ---------        ---------

Net increase in cash and cash equivalents                       6,605            4,425
Cash and cash equivalents at beginning of period                6,563            4,344
                                                            ---------        ---------
Cash and cash equivalents at end of period                  $  13,168        $   8,769
                                                            =========        =========



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

The accompanying consolidated financial statements as of October 31, 1997 and November 1, 1996, have been prepared in accordance with the Company's customary accounting practices and have not been audited. All subsidiaries are included. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended October 31, 1997 and November 1, 1996, have been made.

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

                                           As adjusted to give retroactive
                                           effect to the five-for-four stock
                                           splits distributed on February 12,
                                           1997 and September 22, 1997:

                                                  Three Months Ended          Nine Months Ended
                                                 ---------------------       ---------------------
                                                                 (In thousands)
                                                                 --------------
                                                 Oct. 31,       Nov. 1,      Oct. 31,       Nov. 1,
                                                  1997          1996          1997          1996
                                                 -------       -------       -------       -------
Actual weighted average number of
         common shares outstanding during
         the period                              113,266       112,731       113,558       113,227

Common Stock Equivalents:
         Dilutive effect of stock options
         using the "Treasury Stock Method"         3,603         4,414         3,035         4,448

         1,715,742 shares of Series A
         Convertible Preferred Stock
         Issued August 22, 1994                   20,944        20,944        20,944        20,944
                                                 -------       -------       -------       -------

Weighted Average Shares                          137,813       138,089       137,537       138,619
                                                 =======       =======       =======       =======

3. Changes in shareholders' equity for the nine months ended October 31, 1997 and November 1, 1996 were as follows (dollars in thousands except per share amounts):

                                                                     Additional
                                          Preferred     Common       Paid-In         Retained    Treasury
                                            Stock        Stock       Capital         Earnings      Stock         Total
                                          ---------    --------     ---------       ---------    ---------     ---------
Balances, January 31, 1996                $     858    $ 42,762     $ 303,609       $ 273,309    $ 200,527     $ 420,011

     Net income                                                                        63,551                     63,551

     Cash dividend, $.15 per
           common share, as declared                                                  (10,863)                   (10,863)

     Cash dividend, $.75 per
           preferred share                                                             (1,810)                    (1,810)

     Issuance of common
           stock under employee stock
           incentive plans                                  614        14,643                                     15,257

     Tax benefit from exercise
           of options                                                   7,436                                      7,436

     Repurchase of common stock                          (1,000)                      (58,788)                   (59,788)

     Transfer to ESOP                                        13           511                                        524
                                          ---------    --------     ---------       ---------    ---------     ---------

Balances, November 1, 1996                $     858    $ 42,389     $ 326,199       $ 265,399    $ 200,527     $ 434,318
                                          =========    ========     =========       =========    =========     =========

Balances, January 31, 1997                $     858    $ 53,105     $ 329,948       $ 302,145    $ 200,527     $ 485,529

     Net income                                                                        79,628                     79,628

     Cash dividend, $.13 per
           common share as declared                                                   (15,132)                   (15,132)

     Cash dividend, $.65 per
           preferred share                                                             (2,430)                    (2,430)

     Stock split adjusted
           September 22, 1997                            13,416                       (13,416)

     Issuance of common stock
           under employee stock
           incentive plans                                1,119        24,953                                     26,072

     Tax benefit from exercise
           of options                                                  17,748                                     17,748

     Repurchase of common stock                            (995)                      (74,128)                   (75,123)

     Transfer to ESOP                                        15           585                                        600
                                          ---------    --------     ---------       ---------    ---------     ---------

Balances, October 31, 1997                $     858    $ 66,660     $ 373,234       $ 276,667    $ 200,527     $ 516,892
                                          =========    ========     =========       =========    =========     =========

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

In August 1996, the federal minimum wage law was changed to increase minimum wage from $4.25 per hour to $4.75 per hour effective October 1, 1996 and from $4.75 per hour to $5.15 per hour effective September 1, 1997. The Company estimates that this change will result in an increase in wage expense during fiscal 1998 of approximately $8.0 million and resulted in an increase during fiscal 1997 of approximately $2.1 to $2.3 million above otherwise expected levels. The Company believes that increased sales and employee productivity will partially offset the financial impact to operations of the minimum wage increase for fiscal 1998.

NINE MONTHS ENDED OCTOBER 31, 1997 AND NOVEMBER 1, 1996

NET SALES. Net sales for the first nine months of fiscal 1998 increased 21.0%, to $1.77 billion from $1.46 billion for the comparable period of fiscal 1997. The increase resulted from 455 net additional stores being in operation as of October 31, 1997 as compared with November 1, 1996 and an increase of 6.6% in same-store sales. Same store sales growth in the first nine months of fiscal 1997 was 7.9%.

The Company regards "same stores" as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Management believes that the same-store sales were negatively impacted during the first six months by dropping an advertising circular and by store interruptions caused by converting more than 2,400 stores to the Company's new prototype during fiscal 1998. The new prototype and related product mix reflects a 65%/35% hardlines to softlines space allocation versus the previous 50%/50% allocation. The new prototype allocates more space to faster-turning consumable merchandise. For the fourth quarter of fiscal 1998, management expects continued improvement in net sales and same store sales increases.

GROSS PROFIT. Gross profit for the first nine months was $485.8 million, or 27.5% of net sales, compared to $405.7 million, or 27.8% of net sales, in the same period last year. The decrease in gross profit as a percent to sales was primarily impacted by higher freight costs associated with adding 700 new items to the merchandise mix and lower margin on current purchases. These higher costs were partially offset by lower estimated shrinkage and higher margin on beginning inventory. Management currently anticipates a slight decline in gross profit as a percent of net sales for fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the nine months, ending October 31, 1997, totaled $355.3 million, or 20.1% of net sales, compared with $299.4 million, or 20.5% of net sales in the comparable period last year. As a percentage of sales, increases in professional fees and inventory services were offset by decreases in (i) employee incentive compensation expense, (ii) self-insurance expense, and (iii) property and use taxes. Total operating expense increased 18.6% primarily as a result of 455 net additional stores being in operation as compared with the comparable period last year. Management currently anticipates a continued slight decline in selling general and administrative expense as a percent of net sales for fiscal 1998.

INTEREST EXPENSE. For the first nine months of fiscal 1998 interest expense decreased 30.8% to $2.6 million (0.2% of sales) compared with $3.8 million (0.3% of sales) in the comparable period last year primarily as a result of lower average short-term borrowings due to faster-moving consumable merchandise and improved accounts payable management. For fiscal 1998, management expects interest expense in total dollars to be less than last year.

PROVISION FOR TAXES ON INCOME. The effective income tax rate was 37.8% for both the three and nine month periods of 1998 compared with 38.0% in the comparable periods last year, respectively.

THREE MONTHS ENDED OCTOBER 31, 1997 AND NOVEMBER 1, 1996

NET SALES. Net sales for the quarter increased 27.6%, to $649.4 million from $509.0 million for the comparable period of fiscal 1997. The increase resulted from an increase of 11.6% in same-store sales as compared with a 6.5% increase in the same period last year and the operation of 455 additional stores as of October 31, 1997.

GROSS PROFIT. Gross profit for the quarter was $183.8 million, or 28.3% of net sales, compared to $148.6 million, or 29.2% of net sales, in the same period last year. The decrease in gross profit as a percent of sales was primarily the result of higher freight costs and lower margin on current purchases which were partially offset by lower estimated shrinkage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the quarter totaled $128.2 million, or 19.7% of net sales compared with $104.2 million, or 20.5% of net sales, in the comparable period last year. As a percentage of sales, higher purchased services, professional fees and advertising expense were offset by decreases in (i) self-insurance expense, (ii) employee compensation, (iii) employee incentive compensation expense and (iv) property and use taxes. Total operating expense increased 23.1% primarily the result of 455 net additional stores being in operation compared to last year.

INTEREST EXPENSE. Interest expense increased 5.0% to $1.6 million (0.2% of sales) compared with $1.5 million (0.3% of sales) in the comparable period last year. This increase was primarily a result of higher average short-term borrowings due to increases in inventories, capital expenditures, and common stock repurchases. Inventories increased primarily as a result of opening an additional distribution center and opening new stores.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities - Net cash used by operating activities increased to $40.1 million during the first nine months of fiscal 1998 compared with $12.0 million in the comparable period last year. This increase is primarily the result of increased inventories being only partially offset by increased accounts payable.

Cash flows from investing activities - Net cash used by investing activities increased to $58.5 million during the first nine months of 1998 compared with $46.9 million in the comparable period last year. This increase was primarily the result of increased capital expenditures primarily related to the expansion of the Scottsville, Kentucky distribution center, the implementation of point-of sale technology in stores and the conversion of stores to the Company's new prototype. Partially offsetting the capital expenditures was $33.8 million received from the sale (and subsequent leaseback) of the South Boston, Virginia distribution center.

Cash flows from financing activities - The Company's short-term borrowings during the first nine months of fiscal 1998 increased by $155.1 million compared with an increase of $112.6 million in fiscal 1997. The increase in short-term borrowings was the result of increased inventories and capital expenditures and was partially offset by improved accounts payable management and the proceeds from the sale/leaseback of the South Boston, Virginia distribution center.

Because of the significant impact of seasonal buying (e.g., Spring and Holiday purchases), the Company's working capital needs vary significantly during the year. Working capital needs, open market stock repurchase and general corporate needs were financed by short-term borrowings under the Company's $175 million revolving credit/term loan facility and short-term bank lines of credit totaling $155 million at October 31, 1997. The Company had revolving credit/term loan facility borrowings and short-term bank lines of credit borrowings of $175.0 million and $18.6 million as of October 31, 1997 and 160.0 million and 24.7 million as of November 1, 1996, respectively.

The Company also has available an additional $100 million leveraged lease facility. The leveraged leased facility will be used to meet capital requirements related to construction of new stores, a new distribution center in Indianola, Mississippi and a new corporate headquarters complex in Goodlettsville, Tennessee. The leveraged lease facility and the revolving credit/term loan facility will expire August 29, 2002 and they contain financial covenants similar to prior credit facilities.

The Company's liquidity position is set forth in the following table (dollars in thousands):


                                          Oct. 31        Jan. 31,       Nov.1,
                                           1997           1997           1996
                                         --------       --------       --------
Current ratio                                1.6x           2.2x           1.6x
Total borrowings/equity                      38.0%           8.9%          43.6%
Long-term debt/equity                         0.3%           0.5%           0.6%
Working capital                          $279,966       $281,134       $256,205
Average daily use of debt:
         (fiscal year-to-date)
         Short-term                      $ 66,911       $ 87,952       $ 90,548
         Long-term                          3,723          2,930          3,843
                                         --------       --------       --------
         Total                           $ 70,634       $ 90,882       $ 94,391
                                         ========       ========       ========
Maximum outstanding short-term
         debt (fiscal year-to-date)      $193,583       $184,725       $184,725

                           PART II - OTHER INFORMATION

Item 1.  Not applicable.

Item 2.  Not applicable.

Item 3.  Not applicable.

Item 4.  Not applicable

Item 5.  Not applicable.

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits

               10.1 Credit Agreement dated September 2, 1997 by and among Dollar General Corporation and Sun Trust Bank, Nashville, N.A.

               10.2 Master Agreement dated September 2, 1997 among Dollar General Corporation, Certain Subsidiaries of Dollar General Corporation, Atlantic Financial Group, Ltd., Certain Financial Institutions Parties hereto at SunTrust Bank, Nashville, N.A.

               27    Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended October 31, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DOLLAR GENERAL CORPORATION
                                  (Registrant)



December 12, 1997         By: /s/ Phil Richards
                              --------------------------------------
                           Phil Richards, Vice President
                           and Chief Financial Officer