Form 10-K
period 1998-01-30
DOLLAR GENERAL CORP
filed 1998-04-20
CIK 29534

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 1998

Commission file number 0-4769

                           DOLLAR GENERAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

     KENTUCKY                                   61-0502302
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification Number)

                             104 WOODMONT BOULEVARD
                                    SUITE 300
                           NASHVILLE, TENNESSEE 37205
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (615) 783-2000

           Securities registered pursuant to Section 12(b) of the Act:

                                             Name of the Exchange on
     Title of Class                          which Registered
     --------------                          -----------------------
     Common Stock                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 1998 was $5,227,295,065 based upon the last reported sale price on such date by the New York Stock Exchange.

     The number of shares of common stock outstanding on April 1, 1998 was 167,207,224.

                       Documents Incorporated by Reference

     Document                                Where Incorporated in Form of 10-K
     --------                                ----------------------------------
     Portions of the Registrant's Proxy      Part III
     Statement Relating to the
     Annual Meeting of Stockholders to
     be held on June 1, 1998

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Dollar General Corporation is a leading discount retailer of quality general merchandise at everyday low prices through its conveniently located stores. The Company's stores offer a focused assortment of consumable basic merchandise including health and beauty aids, packaged food products, cleaning supplies, housewares, stationery, seasonal goods, non-fashion apparel and domestics. During fiscal 1998, hardline and softline merchandise accounted for 82% and 18% of net sales, respectively. Through convenient neighborhood locations, Dollar General Stores primarily serve low, middle and fixed income families. As of January 30, 1998, the Company operated 3,169 stores located in 24 states, primarily in the midwestern and southeastern United States.

     The Company opened its first Dollar General Store in 1955 and during the last five years has experienced a rapid rate of expansion. Dollar General has grown from 1,800 stores with 10,724,000 estimated selling square feet at January 31, 1994, to 3,169 stores with 20,112,000 estimated selling square feet at January 30, 1998. In addition to growth from new store openings, the Company recorded same-store sales increases in 1996, 1997 and 1998 of 5.1%, 8.2% and 8.4%, respectively. From 1994 to 1998, the Company had a compound annual growth rate in net sales, operating income and net income of 23.4%, 30.9% and 31.4%, respectively. Management believes that the Company has the potential to significantly expand its existing store base within the 24 states in which it currently operates. In 1999, the Company has plans to open approximately 500 to 525 new stores.

BUSINESS STRATEGY

     The Company's mission is "SERVING OTHERS! A Better Life . . . for our Customers. A Superior Investment . . . for our Shareholders. A Partnership in Total Development . . . with our Employees." In order to carry out its mission, the Company has developed a business strategy, which includes the following principal elements:

     Focus on Low, Middle and Fixed Income Customers. The Company seeks to serve the consumable basic merchandise needs of low, middle and fixed income customers. The Company's typical customer is a female living in a household of three to four individuals with a household income of less than $30,000 per year. 37% of U.S. household incomes for the year 1995 were under $25,000, according to the U.S. Bureau of the Census (median income and income level by household type).

     "Convenience Discount Store" Format. Dollar General Stores average 6,400 selling square feet and are located in close proximity to customers' homes (usually within three to five miles). This concept appeals to the Company's target customers, many of whom prefer the convenience of a small, neighborhood store. This "convenience discount store" format has become even more appealing to a wider range of consumers as many discounters have focused their efforts on building increasingly larger stores outside of towns and consequently, have become less accessible and convenient for the Company's target customers.

     Focused Assortment of Consumable Basic Merchandise. The Company is committed to offering a focused assortment of quality, consumable basic merchandise in a number of core categories. The Company offers such basic merchandise as health and beauty aids, packaged food products, cleaning supplies, housewares, stationery, seasonal goods, non-fashion apparel and domestics. In 1998, hardline merchandise represented more than 80% of net sales. Approximately 97% of net sales in 1998 consisted of first-run merchandise, with the remainder consisting of manufacturer's overruns and closeouts. In 1998, the average customer transaction was approximately $8. By consistently offering a focused assortment of consumable basic merchandise, the Company encourages customers to shop Dollar General Stores for their everyday household needs, leading to frequent customer visits.

     Everyday Low Prices. The Company's strategy is to distribute quality, consumable basic merchandise at everyday low prices. The Company's low cost operating structure and focused assortment allow it to offer quality merchandise with compelling value. The Company emphasizes even-dollar price points. The majority of products are priced at $10 or less, with nearly 50% of the products priced at $1 or less. The most expensive items generally are priced at $35.

     Low Operating Costs. The Company maintains strict overhead cost controls and seeks to locate stores in neighborhoods where store rental and operating costs are low. The Company also continues to utilize new technology when cost effective in order to improve operating efficiencies. SG&A expenses, as a percentage of net sales, declined to 19.3% in 1998 from 21.7% in 1994.

GROWTH STRATEGY

     Management believes that future growth will come from a combination of merchandising initiatives, new store growth and infrastructure leverage.

     Merchandising Initiatives. The Company continually evaluates its merchandise mix. From 1994 to 1997, net sales by product category shifted from 65% hardlines/35% softlines to 75% hardlines/25% softlines. In response to this shift in customer preference, in 1998 the Company added 700 new, faster-turning consumable items to the product mix and converted stores to a new prototype with a space allocation of 65% hardlines/35% softlines, compared with a 50%/50% allocation in 1997. These initiatives, which the Company began in March 1997, were substantially complete by August 1997. As a result, in 1998 the Company's product mix further shifted to hardlines from softlines (82% hardlines/18% softlines). Management believes these initiatives have and will contribute to same-store net sales increases.

     In 1999, the Company will add a series of family-oriented basic apparel programs to its stores. These programs include items such as jeans, khakis, t-shirts and knit shirts for men, women and children at prices of $10 or less. The Company expects to position this new merchandise in all of its stores by August 1998.

     New Store Growth. The Company believes its "convenience discount store" format is portable to towns and neighborhoods throughout the country. The Company currently serves more than 1,800 communities with populations of under 25,000, and according to the U.S. Bureau of the Census, there are approximately 18,000 such communities in the United States. The Company will continue to focus on towns and neighborhoods within its current 24-state market area where management believes that the Company has the potential to significantly expand its store base. In 1999, the Company plans to open 500 to 525 new stores and relocate an additional 150 to 200 stores. By opening new stores in its existing 24-state market area, the Company leverages brand awareness and takes advantage of operating efficiencies. In addition, the Company expects to explore the potential for geographic expansion as opportunities present themselves and currently targets an annual new store growth rate of approximately 15% over the next several years.

     Leverage Infrastructure to Improve Margins. As the Company has increased its sales and leveraged its infrastructure, SG&A expenses, as a percentage of net sales, have declined to 19.3% in 1998, from 21.7% in 1994. The Company continues to make significant investments in infrastructure. Management believes that these investments will enable the Company to continue to aggressively grow its store base while further improving its operating margins. The Company realizes significant cost efficiencies by locating stores in close proximity to a distribution center. Having sophisticated and well-located distribution centers allows Dollar General to reduce distribution expenses, price its merchandise aggressively and improve in-stock positions in its stores. During the next 18 months, the Company plans to add three distribution centers, one of which is scheduled to open in July 1998. In addition, the Company plans to expand two existing distribution centers. These initiatives will more than double the Company's distribution capacity. The Company also installed point of sale scanners in all of its stores in 1998, which the Company believes will allow the stores to decrease shrink, reduce customer checkout time and improve inventory management.

MERCHANDISE

     Dollar General Stores offer a focused assortment of quality, consumable basic merchandise in a number of core categories. The Company buys first-run merchandise. In 1998, national branded merchandise represented more than 35% of net sales and manufacturers' overruns and closeouts represented less than 3% of net sales. The merchandise sales mix of the Company has shifted incrementally by 12% to hardlines sales over the past three-year period and 7% during the past year. The increase in sales of hardline merchandise occurred in part because of a determined commitment to keep hardlines in stock, an increased emphasis on private label products and food items, an expanded selection of brand-name merchandise and a continued lowering of prices.

     The Company believes that its merchandising strategy generates frequent repeat customer traffic. The Company is able to offer everyday low prices to its customers in large part because its buying staff negotiates low purchase prices. The Company purchases its merchandise from a wide variety of suppliers, with no supplier accounting for more than 6% of the Company's purchases during 1998.

     In order to fulfill the Company's commitment to maintain high in-stock levels of core merchandise, the Company limits its stock keeping units (SKUs) per store to approximately 3,000 items. The majority of items are priced at $1 and in increments of $1, with the most expensive item generally priced at $35. The Company believes even-dollar pricing more easily demonstrates value to the customer and disciplines its merchants to continually negotiate purchase prices that conform to a limited number of retail price points. The Company believes the risk of inventory obsolescence is low because it offers quality, consumable basic merchandise. The Company regularly reviews its inventory to identify aged merchandise and sells it at reduced prices to remove it from inventory.

     Dollar General Stores receive merchandise shipments weekly from Company distribution centers. See "Item 2. -- Properties."

THE DOLLAR GENERAL STORE

     The typical Dollar General Store has approximately 6,400 square feet of selling space and is operated by a manager, an assistant manager and two or more sales clerks. Approximately 75% of the Dollar General Stores are in communities with populations under 25,000. As of January 30, 1998, 67% of stores were located in strip shopping centers, 15% were in downtown store buildings and 18% were freestanding buildings. The Company has not had difficulty locating suitable store sites in the past, and the Company does not anticipate experiencing difficulty in finding suitable locations in the future.

     The Company's recent store growth is summarized in the following table:

                                              BEGINNING   STORES   STORES   NET STORES   STORES AT
YEAR                                           OF YEAR    OPENED   CLOSED     OPENED     YEARS END
----                                          ---------   ------   ------   ----------   ---------
1998........................................    2,734      468       33        435         3,169
1997........................................    2,416      360       42        318         2,734
1996........................................    2,059      397       40        357         2,416

EMPLOYEES

At March 31, 1998, the Company and its subsidiaries employed approximately 27,400 full- and part-time employees, including regional managers, district managers, store managers, and distribution center and administrative personnel, compared with approximately 25,400 at March 31, 1997. None of the Company's employees is represented by a labor union.

COMPETITION

The business in which the Company is engaged is highly competitive. The Company competes with discount stores and with many retailers including grocery, discount drug, convenience, variety and other specialty stores. Some of the largest retail companies in the nation have stores in some of the areas where the Company operates. Management believes that it competes primarily by offering quality, consumable basic merchandise at an everyday low price.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages and positions of the Company's executive officers as of April 15, 1998, are as follows:

                                                                                                      EXECUTIVE
      NAME                          AGE                    POSITION                                 OFFICER SINCE
-----------------------------------------------------------------------------------------------------------------
Cal Turner, Jr.                     58                Chairman of the Board                              1966
                                                      and Chief Executive Officer

Bob Carpenter                       50                Vice President,                                    1981
                                                      Chief Administrative Officer

Mike Ennis                          44                Vice President,                                    1988
                                                      Store Growth and Development

Troy Fellers                        56                Vice President,                                    1991
                                                      Distribution

Tom Hartshorn                       47                Vice President,                                    1992
                                                      Merchandising Operations

Holger Jensen                       51                Vice President,                                    1994
                                                      Management Information Services

Susan Milana                        48                Vice President,                                    1997
                                                      Human Resources and
                                                      Employee Services

Stonie O'Briant                     43                Vice President,
                                                      Merchandising and MIS                              1995

Phil Richards                       50                Vice President,                                    1996
                                                      Chief Financial Officer

Randy Sanderson                     43                Vice President,                                    1996
                                                      Controller

Leigh Stelmach                      58                Executive Vice President,                          1989
                                                      Operations

All executive officers of the Company serve at the pleasure of the Board of Directors. Messrs. Turner, Carpenter, Ennis, Fellers, Hartshorn and Stelmach have been employed by the Company as executive officers for more than the past five years. The following is a brief summary of the business experience of the executive officers:

Mr. Turner joined the Company in 1965 and was elected President and Chief Executive Officer in 1977. Mr. Turner has served as Chairman of the Board since January 1989.

Mr. Carpenter currently serves as Vice President, Chief Administrative Officer. He joined the Company in 1981 as Vice President, Administration and General Counsel. From 1987 to 1993, Mr. Carpenter served as Vice President, Administration, Chief Counsel and Corporate Secretary. Mr. Carpenter was named Vice President and Chief Administrative Officer in 1993.

Mr. Ennis was named Vice President, Store Growth and Real Estate Development in 1998. Mr. Ennis joined the Company as Vice President, Merchandising in February 1988 and was named Vice President, Merchandising Operations in 1993, and Vice President Real Estate and Store Development in 1996.

Mr. Fellers became Vice President, Distribution in March 1991. He joined the Company in September 1989 as Director of Distribution. Prior to joining the company, he was general manager of distribution for McCrory/TG&Y, where he had held various distribution management positions since 1967.

Mr. Hartshorn joined the Company as Vice President, Operations in January 1992 and was named Vice President, Merchandising Operations in 1993. Prior to joining the company, he was director of store operations for McCrory/TG&Y where he had held various management positions in operations since 1968.

Mr. Jensen joined the Company in his current capacity, Vice President, Management Information Services, in April 1994. Prior to joining the Company, he served as Vice President of Management Information Systems for OW Office Warehouse, Inc., an office supply retailer, from 1991 until 1994.

Ms. Milana joined the Company as Vice President, Human Resources and Employee Services in October 1997. Prior to joining the Company, Ms. Milana served for four years with PepsiCo, Inc. in various positions including Vice President of Staffing, Career Development and Diversity.

Mr. O'Briant became Vice President, Merchandising and MIS in 1998. Mr. O'Briant joined the Company in 1991 as Hardlines Merchandise Manager, in 1992 was named General Merchandise Manager, and named Vice President, Merchandising in 1995. Before joining Dollar General, Mr. O'Briant spent 17 years with Fred's, Inc. where he served in a number of executive management positions including vice president hardlines, vice president softlines, and vice president household goods.

Mr. Richards joined the Company in June 1996 as Vice President, Chief Financial Officer. Prior to joining the Company, he served for five years as Vice President of MIS for Woolworth Corporation.

Mr. Sanderson joined the Company in November 1996 as Vice President, Controller. Prior to November 1996, he served as Vice President and Controller of Famous-Barr, a division of the May Department Stores Company. During his 23-year career with the May Department Stores Company, Mr. Sanderson had responsibility for a variety of financial and accounting functions at both the corporate and operating division level.

Mr. Stelmach joined the Company in June 1989 as Vice President, Merchandising/ Operations and was named Executive Vice President, Operations in 1993. Prior to joining the company, Mr. Stelmach was President of Fred's Store in Memphis, Tennessee for two years, and he was senior vice president of merchandising for Howard Brothers Discount in Monroe, Louisiana for two years. He was also in distribution and store operations for the Target Stores for 15 years.

ITEM 2.  PROPERTIES


PROPERTIES

     As of January 30, 1998, the Company operated 3,169 retail stores located in 24 states. The following table sets forth the number of stores located in each state:

                                NUMBER                                                NUMBER
STATE                          OF STORES              STATE                          OF STORES
-----                          ---------              -----                          ---------
Alabama......................     137                 Mississippi..................      91
Arkansas.....................     109                 Missouri.....................     169
Delaware.....................      10                 Nebraska.....................      15
Florida......................     185                 North Carolina...............     135
Georgia......................     148                 Ohio.........................     159
Illinois.....................     155                 Oklahoma.....................     138
Indiana......................     166                 Pennsylvania.................     115
Iowa.........................      63                 South Carolina...............      91
Kansas.......................      73                 Tennessee....................     214
Kentucky.....................     173                 Texas........................     432
Louisiana....................     112                 Virginia.....................     168
Maryland.....................      32                 West Virginia................      79

     Substantially all of the Company's stores are located in leased premises. Individual store leases vary as to their respective terms, rental provisions and expiration dates. In 1998, the Company's aggregate store rental expense was approximately $81.4 million, or an average of $4.04 per square foot of selling space. The Company's policy is to negotiate low-cost, short-term leases, usually three to five years, with multiple renewal options when available.

     The Company's distribution centers service Dollar General Stores as described in the following table:

                                                               SQUARE        STORES
LOCATION                                                       FOOTAGE       SERVED
--------                                                      ---------      ------
Scottsville, Kentucky.......................................    782,000        786
Homerville, Georgia(a)......................................    510,000        719
Ardmore, Oklahoma...........................................    750,000        953
South Boston, Virginia(b)...................................    718,000        711
Indianola, Mississippi(c)...................................    800,000        n/a

    ----------------
    (a) Does not include the planned expansion of 190,000 square feet.
    (b) Does not include the planned expansion of 484,000 square feet.
    (c) Under construction; scheduled to begin shipping merchandise in July
        1998.

     The Company also plans to add two new distribution centers (of approximately 1,000,000 square feet each) during the next 18 months. After the completion of such facilities and the expansion noted above, the Company's distribution center space will be 6,234,000 square feet.

     The Company's executive offices are located in approximately 30,000 square feet of leased space in Nashville, Tennessee and 10,000 square feet of leased space in Goodlettsville, Tennessee. The Company's lease on the Nashville office space expires in 2001. During October 1997, construction began on the Company's new administrative office complex located in Goodlettsville, Tennessee. The Company intends to consolidate administrative operations currently located in its Scottsville, Kentucky and Nashville, Tennessee offices into the new facility. The Goodlettsville office complex, which is scheduled to be complete in July 1999, will be approximately 20 miles from the Nashville office and approximately 50 miles from the Scottsville office.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter ended January 30, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "DG." The following table sets forth the range of the high and low sale prices of the Company's common stock during each quarter in the two most recent fiscal years as reported on the New York Stock Exchange. Prices have been restated to reflect the five-for-four common stock splits distributed on March 23, 1998, and September 22, 1997, and have been rounded to the nearest one-eighth. All dividends, as adjusted, have been rounded to the nearest whole cent.

                           FIRST                 SECOND                THIRD                 FOURTH
1998                       QUARTER               QUARTER               QUARTER               QUARTER
==========================================================================================================
HIGH                       $22 5/8               $29 5/8               $30 3/4               $32
LOW                         16 3/4                18 1/2                23                    24 1/2

----------------------------------------------------------------------------------------------------------
DIVIDEND AS
DECLARED                   .05                   .04                   .04                   .04

DIVIDEND AS
ADJUSTED                   .03                   .03                   .03                   .04

----------------------------------------------------------------------------------------------------------

                           FIRST                 SECOND                THIRD                 FOURTH
1997                       QUARTER               QUARTER               QUARTER               QUARTER
==========================================================================================================

HIGH                       $13 5/8               $15                   $17 3/4               $17 1/8
LOW                          9 5/8                12 5/8                14                    14 1/4

----------------------------------------------------------------------------------------------------------
DIVIDEND AS
DECLARED                   .05                   .05                   .05                   .05

DIVIDEND AS
ADJUSTED                   .03                   .03                   .03                   .03
----------------------------------------------------------------------------------------------------------


The approximate number of stockholders of record of the Company's common stock as of April 1, 1998, was 4,000. The Company has paid cash dividends on its common stock since 1975. The Board of Directors regularly reviews the Company's dividend policy to ensure that it is consistent with the Company's earnings performance, financial condition and need for capital and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

            (In thousands except share per share and operating data)

                                   JANUARY         JANUARY         JANUARY         JANUARY         JANUARY
                                  30, 1998        31, 1997        31, 1996        31, 1995        31, 1994
-----------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:

Net sales                        $2,627,325      $2,134,398      $1,764,188      $1,448,609      $1,132,995
Gross profit                     $  742,135      $  604,795      $  503,619      $  420,679      $  325,998
Income before taxes
     on income                   $  231,779      $  185,017      $  141,546      $  118,288      $   78,004
Net income                       $  144,628      $  115,100      $   87,818      $   73,634      $   48,557
Net income as a % of sales              5.5             5.4             5.0             5.1             4.3
-----------------------------------------------------------------------------------------------------------
PER DILUTED SHARE RESULTS:
Net income (a)                   $     0.84      $     0.67      $     0.51      $     0.44      $     0.30
Cash dividends per
     common share (a)            $     0.13      $     0.10      $     0.08      $     0.07      $     0.05
Weighted average shares (a)         171,490         172,213         171,288         168,479         164,260
-----------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Assets                           $  914,838      $  718,147      $  679,996      $  540,868      $  397,237
Long-term obligations            $    1,294      $    2,582      $    3,278      $    4,767      $    5,711
Shareholders' equity             $  583,896      $  485,529      $  420,011      $  323,756      $  240,717
Inventory turn                          3.1             2.8             2.5             3.0             3.1
Return on avg. assets %                17.7            16.5            14.4            15.7            13.6
Return on avg. equity %                27.0            25.4            23.6            26.1            22.6
-----------------------------------------------------------------------------------------------------------
OPERATING DATA:
Retail stores at
     end of period                    3,169           2,734           2,416           2,059           1,800
Year-end selling
     square feet (000)               20,112          17,480          15,302          12,726          10,724
Hardlines sales %                        82              75              70              66              65
Softlines sales %                        18              25              30              34              35
-----------------------------------------------------------------------------------------------------------

------------

(a) As adjusted to give retroactive effect to all common stock splits including the split distributed March 23, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to: general transportation and distribution delays or interruptions; inventory risks due to shifts in market demand; changes in product mix; interruptions in suppliers' operations; costs and delays associated with building, opening and operating new distribution centers; and the other risk factors set forth in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

     The following text contains references to years 1999, 1998, 1997 and 1996 which represent fiscal years ending January 29, 1999, January 30, 1998 and January 31, 1997 and 1996, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto.

GENERAL

     During 1998, Dollar General achieved record sales and earnings and continued its rapid pace of new store openings. In addition, the Company continued to lower its SG&A expense, as a percentage of net sales.

     For the tenth consecutive year, the Company increased its total number of store units. By adding a net 435 units, the Company ended the year with 3,169 stores. This increase in store units represents the largest number of annual new store openings in the Company's history. Despite the start-up costs associated with opening these stores, the minimum wage increase and the store remodeling costs associated with the Company's addition of 700 new consumable basic items, the Company increased earnings per diluted share by more than 15% for the eleventh consecutive year. From 1994 through 1998, the Company had a compound annual growth rate in net sales and net income of 23.4% and 31.4%, respectively.

     The Company opened 468 new stores in 1998, compared with 360 in 1997 and 397 in 1996. The 1998 new stores, net of 33 closed stores, added approximately 2,632,000 selling square feet to the Company's total sales space, providing the Company with an aggregate of approximately 20,112,000 selling square feet at the end of the year. The average store measured 6,400 selling square feet in 1998 and 1997 and 6,300 selling square feet in 1996. The four states in which the greatest number of new stores were opened during 1998 were Texas (76), Alabama
(36), Georgia (29) and Illinois (29). In 1998, the approximate size of the average new store was 6,200 selling square feet, the same as the 1997 average. In 1999, the Company anticipates opening approximately 500 to 525 new stores within its current 24-state market with a focus on store openings within 250 miles of a distribution center. In 1998, the Company remodeled or relocated 195 stores, compared with 168 in 1997 and 311 in 1996. During the last three years, the Company opened, remodeled, or relocated 1,899 stores, accounting for approximately 60% of the total stores at January 30, 1998.

     Customer demand continues to dictate an intensified focus on everyday low prices and consumable basic merchandise, which resulted in the Company's sales mix further shifting to hardlines from softlines during the year (82% hardlines/18% softlines in 1998; 75% hardlines/25% softlines in 1997; 70% hardlines/30% softlines in 1996). In 1998, the Company increased its focus on consumable basic merchandise by adding 700 new, faster-turning consumable items to its merchandise mix and refurbishing more than 2,400 stores to a new prototype. The new store prototype and related product mix reflects a 65% hardlines/35% softlines space allocation versus the 50%/50% allocation in 1997. Management believes that during 1999 the softlines sales mix will increase slightly as a percentage of net sales. To support the mix change, the Company will increase the selection of quality basic apparel without increasing the current square footage allocation to softline merchandise. The Company will add five new programs of basic apparel in a full range of sizes for the entire family.

     In June 1997, the Company opened its fourth distribution center, a 718,000 square foot center located in South Boston, Virginia, with minimal disruption to its flow of merchandise to the stores. In addition, the Company completed the expansion of its Scottsville, Kentucky Distribution Center by 217,000 square feet in September 1997. The Company plans to open a fifth distribution center (800,000 square feet) in Indianola, Mississippi in July 1998. To better support its rapidly growing store base and improve distribution efficiency, the Company expects to open two new distribution centers (each measuring approximately 1,000,000 square feet) which are anticipated to be operational within 18 months. The Company will also expand its South Boston, Virginia Distribution Center by 484,000 square feet and its Homerville, Georgia Distribution Center by 190,000 square feet. Additionally, the Company is planning to lease a separate facility dedicated to serving the initial stocking needs of new stores. Management believes this additional distribution capacity will eliminate the need for outside warehouses during peak, seasonal shipping periods and accommodate planned store growth.

     In 1999, the Company will continue to work on the implementation of several technology projects that began in 1997, including a new merchandising system and a new general ledger system. In 1998, the Company installed point of sale (POS) scanners in all store locations. In 1999, the Company will implement electronic data interchange purchase ordering with approximately 1,000 core vendors. The Company will also partner with 50 of its top vendors and work directly with the logistics personnel of these vendors to improve the supply chain. Management expects this program to lower costs for both parties, balance store inventories, increase inventory turns and improve in-stock levels.

     In 1998, the Company entered into a transportation agreement with Werner Enterprises to provide dedicated trucking, logistics and trailer maintenance services. Management expects this relationship to lower costs and improve service during peak, seasonal shipping periods.

     During 1998, inventory shrinkage continued to improve significantly, declining to 2.2% of net sales, from 2.7% in 1997. Management attributes much of this improvement to a reduction in employee turnover and the implementation of cycle inventories which permitted the booking of actual inventory shrinkage throughout the year instead of only at year-end. This process allows for the early identification of adverse trends that can be addressed immediately.

     In 1997, the federal minimum wage law was changed to increase minimum wage from $4.75 per hour to $5.15 per hour effective September 1, 1997. The Company believes the financial impact of the minimum wage increase to SG&A expense for 1998 was offset by increases in sales and employee productivity.

RESULTS OF OPERATIONS

     Net Sales. Net sales totaled $2.63 billion for 1998, $2.13 billion for 1997 and $1.76 billion for 1996. These totals represent annual increases of 23.1% in 1998, 21.0% in 1997 and 21.8% in 1996. These increases resulted from 435 net new stores and a same-store net sales increase of 8.4% for the 52 week period ending January 30, 1998, 318 net new stores and a same-store net sales increase of 8.2% in 1997, and 357 net new stores and a same-store net sales increase of 5.1% in 1996. The Company defines same-stores as those which were opened before the beginning of the prior fiscal year and have remained open throughout both the prior and current fiscal years.

     Gross Profit. Gross profit for 1998 was $742.1 million, compared with $604.8 million in 1997 and $503.6 million in 1996. Gross profit, as a percentage of net sales was 28.3% for 1998 and 1997, and 28.5% for 1996. The 1998 result reflects the further shift in sales mix to hardlines and higher freight costs associated with the distribution of 700 new faster-turning items, which were partially offset by significantly lower store inventory shrinkage and markdowns. Management believes that gross margin may continue to decline slightly, as a percentage of net sales, in 1999.

     Selling, General and Administrative Expense. The Company lowered its SG&A expense, as a percentage of net sales, to 19.3% in 1998 from 19.4% in 1997. SG&A expense for 1998 was $506.6 million, compared with $415.1 million in 1997 and $354.7 million in 1996. Total SG&A expense increased 22.0% in 1998, compared with 1997, primarily from opening and operating 435 net new stores. The lower SG&A expense, as a percentage of net sales, achieved in 1998 primarily resulted from (i) improved labor productivity and individual store level controls, (ii) lower advertising costs through the elimination of the "spring" direct-mail circular, and (iii) lower self-insurance expense which was primarily the result of improved claims prevention and management. All other expense categories remained relatively flat as a percent of net sales.

     Total SG&A expense increased 17.3% in 1997, compared with 1996, primarily from opening and operating 318 net new stores. The SG&A expense as a percentage of net sales of 19.4% in 1997, compared with 20.1% in 1996, was the result of improved store labor productivity, lower advertising costs and lower self-insurance expense.

     Interest Expense. In 1998, interest expense decreased 19.2% to $3.8 million, compared with $4.7 million in 1997 and $7.4 million in 1996. This decrease was primarily the result of improved accounts payable management and better payment terms. Daily average total debt outstanding equaled $76.8 million during 1998, compared with $88.0 million in 1997 and $104.3 million in 1996.

     Provision for Taxes on Income. The effective income tax rates for 1998, 1997 and 1996 were 37.6%, 37.8% and 38.0%, respectively. The Company anticipates its 1999 tax rate will decrease slightly as a result of state tax planning initiatives.

     Return on Equity and Assets. The ratio of net income to average shareholders' equity was 27.0% in 1998, compared with 25.4% in 1997 and 23.6% in 1996. Return on average assets was 17.7% in 1998, compared with 16.5% in 1997 and 14.4% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital. Working capital increased to $359.0 million in 1998, compared with $280.1 million in 1997 and $262.5 million in 1996, or an increase of 28.2% in 1998, 6.7% in 1997 and 30.5% in 1996. The year-end current ratio was
2.2 in 1998 and 1997 and 2.0 in 1996.

     Cash Flows from Operating Activities. Net cash provided by operating activities was $139.1 million in 1998, compared with $170.1 million in 1997 and compared with net cash used by operations of $17.8 million in 1996. The cash generated from net income before depreciation and deferred taxes was offset partially by increased inventory levels. The higher level of inventory was the result of the additional inventory required to stock the Virginia Distribution Center and 435 net new stores.

     The favorable 1997 year-end net cash provided was driven by cash generated from net income before depreciation and deferred taxes coupled with the lower amount of cash used to purchase merchandise. The lower inventory level was the result of reduced softline merchandise purchases.

     Cash Flows from Investing Activities. Capital expenditures in 1998 totaled $107.7 million, compared with $84.4 million in 1997 and $60.5 million in 1996. The Company opened 468 new stores and relocated or remodeled 195 stores at a cost of $39.4 million in 1998. The Company also refurbished more than 2,400 stores to support the new merchandise mix at a cost of $11.9 million and installed POS scanners in all stores at a cost of $11.4 million. Capital expenditures during 1997 and 1996 for new, relocated and remodeled stores totaled $27.0 million and $33.3 million, respectively.

     Cash flows from investing activities increased as a result of the cash provided from the $33.8 million sale/ leaseback of the Virginia Distribution Center.

     Distribution-related capital expenditures totaled $26.2 million in 1998 resulting primarily from the costs associated with the expansion of the Kentucky Distribution Center and the purchase of new trailers. In 1997, the Company spent $38.6 million primarily for costs associated with the construction of the Virginia Distribution Center. In 1996, the Company spent $16.8 million for expansion of existing distribution centers and the purchase of new distribution trailers.

     Capital expenditures during 1999 are projected to be $100 to $125 million. This includes approximately $59 million for new stores, remodels and relocations; $28 million for upgrades of the current distribution centers; and $11 million for transportation equipment and logistics technology. The Company believes that its capital expenditure requirements in 1999 will be met through internally generated funds.

     Cash Flows from Financing Activities. Total debt at year-end (including current maturities and short-term borrowings) was $24.7 million in 1998, $43.1 million in 1997 and $77.0 million in 1996. Long-term debt at January 30, 1998, was $1.3 million, a decrease of $1.3 million from 1997 and $2.0 million from 1996. The ratio of total debt (including current maturities and short-term borrowings) to equity decreased to 4.2% in 1998 from 8.9% in 1997, primarily as a result of lower average borrowing levels and interest rates. Also the average daily use of short-term debt decreased $13.2 million in 1997 to $74.8 million in 1998.

     Because of the significant impact of seasonal buying (e.g., Spring and December-holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $175 million revolving credit/term loan agreement and short-term bank lines of credit totaling $175 million at January 30, 1998. The Company's maximum outstanding short-term indebtedness in 1998 was $196 million in November 1997. Short-term bank lines of credit will be up for renewal at various dates throughout 1999, and the Company currently anticipates all of these agreements will be renewed.

     During 1998, the Company renegotiated its revolving credit/term loan facility and negotiated a $100 million leveraged lease facility. The revolving credit/term loan facility, along with short term bank lines of credit, will be used to fund working capital needs, open market stock repurchases and general corporate needs. The leveraged lease facility will be used to meet capital requirements related to construction of new stores, the new Mississippi Distribution Center and the new corporate headquarters complex in Goodlettsville, Tennessee. In March 1998, the Company renegotiated its revolving credit/term loan facility and negotiated an additional $125 million under its leveraged lease facility. This provides available credit of $175 million under the revolving credit loan facility and $225 million under the leveraged lease facility. The increase in the leveraged lease facility provides capital for the planned two additional distribution centers and the opening of new stores. These two credit facilities will expire September 2, 2002, and they contain financial covenants similar to the Company's existing credit facilities.

EFFECTS OF INFLATION AND CHANGING PRICES

     The Company believes that inflation and/or deflation had a minimal impact on its overall operations during 1998, 1997 and 1996. In particular, the effect of deflation on cost of goods sold has been minimal as reflected by the small decline in LIFO reserves in 1998, 1997 and 1996.

ACCOUNTING PRONOUNCEMENTS

     The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information" for the year ended January 29, 1999. Management does not believe adoption of this standard will have a significant impact on the Company's financial reporting.

YEAR 2000

     The Company has considered the impact of the year 2000 on its computer systems and applications. An action plan has been developed which includes establishing a task force to evaluate the Company's major vendors' year 2000 Compliance. The Company is in the process of installing a new, previously planned general ledger system that will be year 2000 compliant. Previously planned software and equipment upgrades and revisions are expected to remedy year 2000 compliance issues. The Company believes the impact of the year 2000 and related costs of compliance will not have any material impact on its operations or liquidity.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                    JANUARY 30,   January 31,
                                                       1998          1997
                                                       ----          ----
ASSETS
Current assets:
  Cash and cash equivalents                          $  7,128      $  6,563
  Merchandise inventories                             631,954       476,103
  Deferred income taxes                                 5,743         3,689
  Other current assets                                 21,884        18,244
---------------------------------------------------------------------------
     Total current assets                             666,709       504,599
---------------------------------------------------------------------------
Property and equipment, at cost:
  Land                                                  5,698           240
  Buildings                                            46,061        39,828
  Furniture, fixtures and equipment                   340,152       281,849
---------------------------------------------------------------------------
                                                      391,911       321,917
  Less accumulated depreciation                       150,466       113,381
---------------------------------------------------------------------------
  Net property and equipment                          241,445       208,536
---------------------------------------------------------------------------
Other assets                                            6,684         5,012
---------------------------------------------------------------------------
Total assets                                         $914,838      $718,147
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                  $  1,450      $  2,030
  Short-term borrowings                                21,933        38,469
  Accounts payable                                    179,958       103,523
  Accrued expenses                                     92,027        70,441
  Income taxes                                         12,343        10,002
---------------------------------------------------------------------------
     Total current liabilities                        307,711       224,465
---------------------------------------------------------------------------
Long-term debt                                          1,294         2,582
---------------------------------------------------------------------------
Deferred income taxes                                  21,937         5,571
---------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, stated value $.50 per share:
     Shares authorized: 5,000,000
     Issued:1998-1,716,000; 1997-1,716,000                858           858
  Common Stock, par value $.50 per share:
     Shares authorized: 200,000,000
     Issued:1998-167,052,000; 1997-106,210,000         83,526        53,105
  Additional paid-in capital                          379,954       329,948
  Retained earnings                                   320,085       302,145
---------------------------------------------------------------------------
                                                      784,423       686,056
  Less treasury stock, at cost:
     Shares:1998-26,180,000; 1997-16,755,000          200,527       200,527
---------------------------------------------------------------------------
Total shareholders' equity                            583,896       485,529
---------------------------------------------------------------------------
Total liabilities and shareholders' equity           $914,838      $718,147
===========================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)

                                                           For the years ended
                                      JANUARY 30,                 January 31,                 January 31,
                                         1998                        1997                        1996
                                         ----                        ----                        ----
                                               % OF NET                    % of Net                   % of Net
                                  AMOUNT        SALES         Amount        Sales          Amount       Sales
--------------------------------------------------------------------------------------------------------------
Net sales                       $2,627,325      100.0%      $2,134,398      100.0%      $1,764,188      100.0%
Cost of goods sold               1,885,190       71.8        1,529,603       71.7        1,260,569       71.5
--------------------------------------------------------------------------------------------------------------
     Gross profit                  742,135       28.3          604,795       28.3          503,619       28.5

Selling, general and
     administrative                506,592       19.3          415,119       19.4          354,712       20.1
--------------------------------------------------------------------------------------------------------------
     Operating profit              235,543        9.0          189,676        8.9          148,907        8.4
Interest expense                     3,764        0.1            4,659        0.2            7,361        0.4
--------------------------------------------------------------------------------------------------------------
     Income before taxes
     on income                     231,779        8.8          185,017        8.7          141,546        8.0
Provisions for taxes
     on income                      87,151        3.3           69,917        3.3           53,728        3.0
--------------------------------------------------------------------------------------------------------------
Net income                      $  144,628        5.5%      $  115,100        5.4%      $   87,818        5.0%
==============================================================================================================

Diluted earnings per share      $     0.84                  $     0.67                  $     0.51

Weighted average diluted
 shares (000)                      171,490                     172,213                     171,288

Basic earnings per share        $     1.00                  $     0.80                  $     0.61
==============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      For the years ended January 30, 1998, and January 31, 1997 and 1996
                 (Amounts in thousands except per share amounts)

                                                                            Additional
                                                Preferred     Common         Paid-in       Retained       Treasury
                                                  Stock        Stock         Capital       Earnings        Stock
-------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1995                         $858      $ 33,971       $283,323      $ 207,436       $ 201,832
Net Income                                                                                   87,818
5-for-4 stock split, April 26, 1996                             8,552                        (8,552)
Cash dividends, $0.20 per common share                                                      (11,463)
Cash dividends, $1.13 per preferred share                                                    (1,930)
Issuance of common stock under employee
     stock incentive plans (462,000)                              231          4,435
Reissuance of treasury stock
   under employee stock incentive
     plans (748,000 common shares)                                             7,515                         (1,305)
Tax benefit from exercise of options                                           7,932
Transfer to employee stock ownership
     plan (16,000 common shares)                                    8            404
-------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1996                         $858      $ 42,762       $303,609      $ 273,309       $ 200,527
Net Income                                                                                  115,100
5-for-4 stock split, February 12, 1997                         10,621                       (10,621)
Cash dividends, $0.20 per common share                                                      (14,442)
Cash dividends, $1.41 per preferred share                                                    (2,413)
Issuance of common stock
     under employee stock incentive
     plans (1,418,000 common shares)                              709         17,019
Tax benefit from exercise of options                                           8,809
Repurchase of common stock (2,000,000 shares)                  (1,000)                      (58,788)
Transfer to employee stock ownership
     plan (26,000 common shares)                                   13            511
-------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1997                         $858      $ 53,105       $329,948      $ 302,145       $ 200,527
Net Income                                                                                  144,628
5-for-4 stock split, September 22, 1997                        13,416                       (13,416)
5-for-4 stock split, March 23, 1998                            16,705                       (16,705)
Cash dividends, $0.17 per common share                                                      (19,170)
Cash dividends, $1.90 per preferred share                                                    (3,269)
Issuance of common stock
     under employee stock incentive
     plans (2,560,000 common shares)                            1,280         29,566
Tax benefit from exercise of options                                          19,855
Repurchase of common stock 1,991,000 shares)                     (995)                      (74,128)
Transfer to employee stock ownership
     plan (30,000 common shares)                                   15            585
-------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 30, 1998                         $858      $ 83,526       $379,954      $ 320,085       $ 200,527
===================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                              For the years ended
                                                                   JANUARY 30,     January 31,    January 31,
                                                                      1998            1997            1996
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                       $ 144,628       $ 115,100       $  87,818
  Adjustments to reconcile net income to net
        cash provided by (used in)
        operating activities:
     Depreciation and amortization                                    38,734          30,965          25,245
     Deferred income taxes                                            14,312          10,878            (593)
  Change in operating assets and liabilities:
     Merchandise inventories                                        (155,851)         12,259        (132,251)
     Accounts payable                                                 76,435             347          (8,499)
     Accrued expenses                                                 21,586           8,342           1,062
     Income taxes                                                      2,341          (4,755)          9,547
     Other                                                            (3,066)         (3,045)            (98)
------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in)
           operating activities                                      139,119         170,091         (17,769)
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                                (107,700)        (84,411)        (60,521)
  Proceeds from sale of property and equipment                        33,811               0               0
------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                           (73,889)        (84,411)        (60,521)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
        Issuance of short-term borrowings                            166,180         193,692         150,109
        Repayments of short-term borrowings                         (182,716)       (227,369)       (107,563)
        Issuance of long-term debt                                       190           1,677               0
        Repayments of long-term debt                                  (2,058)         (1,879)         (1,394)
        Payment of cash dividends                                    (22,440)        (16,856)        (13,393)
        Proceeds from exercise of stock options                       30,847          17,729          13,486
        Repurchase of common stock                                   (75,123)        (59,788)              0
        Tax benefit from stock option exercises                       19,855           8,809           7,932
        Other                                                            600             524             412
------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                  (64,665)        (83,461)         49,589
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                                                      565           2,219         (28,701)
Cash and cash equivalents, beginning of year                           6,563           4,344          33,045
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                             $   7,128       $   6,563       $   4,344
============================================================================================================
Supplemental cash flow information
Cash paid during year for:
   Interest                                                        $   4,608       $   5,761       $   7,745
   Income taxes                                                    $  50,831       $  55,646       $  36,854
============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES:

     The Company sells general merchandise on a retail basis through 3,169 stores at January 30, 1998, located predominantly in small towns in the midwestern and southeastern United States. The Company has distribution centers in Scottsville, Kentucky; Homerville, Georgia; Ardmore, Oklahoma; South Boston, Virginia; and Indianola, Mississippi (under development).

     Basis of presentation

     The Company's fiscal year ends on the last Friday in January. The Company's current fiscal year end was established for the year ended January 31, 1997. The following notes contain references to years 1998, 1997 and 1996 which represent fiscal years ended January 30, 1998, and January 31, 1997 and 1996, respectively. The consolidated financial statements include all subsidiaries. Inter-company transactions have been eliminated.

     Cash and cash equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     Inventories

     Inventories are stated at cost using the retail last-in, first-out (LIFO) method which is not in excess of market. The excess of current cost over LIFO cost was $16.4 million, $18.4 million, and $20.6 million at January 30, 1998, and January 31, 1997 and 1996, respectively. LIFO reserves decreased by $2.0 million in 1998, $2.2 million in 1997, and $1.6 million in 1996.

     Pre-opening costs

     Pre-opening costs for new stores are expensed as incurred.

     Property and equipment

     Property and equipment are recorded at cost. The Company provides for depreciation of buildings and equipment on a straight-line basis over the following estimated useful lives: buildings, 40 years; furniture, fixtures and equipment, 3 to 10 years. Depreciation expense was $38.5 million, $30.8 million, and $25.1 million in 1998, 1997 and 1996, respectively.

     Insurance claims provisions

     In 1996, the Company established The Greater Cumberland Insurance Company, a Vermont-based, wholly-owned subsidiary captive insurance company. This insurance company charges Dollar General's subsidiary companies competitive premium rates to insure workers' compensation and non-property general liability claims risk. The insurance company currently insures no unrelated third-party risk.

     The Company retains a significant portion of the risk for its workers' compensation, employee health insurance, general liability, property, and automobile coverages. Accordingly, provisions are made for the Company's actuarially determined estimates of future claim costs for such risks. To the extent that subsequent claim costs vary from those estimates, current earnings are charged or credited.

     Income taxes

     The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events which have been recognized in the Company's consolidated financial statements or income tax returns. Deferred income tax expense or benefit is the change during the year in the Company's deferred income tax assets and liabilities.

     Management estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   CASH AND SHORT-TERM BORROWINGS:

     The cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding but unpresented checks totaling $65.5 million and $45.9 million at January 30, 1998 and January 31, 1997, respectively, have been included in accounts payable. Upon presentation for payment, they will be funded through available cash balances or the Company's revolving credit/term loan agreement.

     The Company had seasonal lines of credit with banks totaling $175.0 million at January 30, 1998, and $170.0 million at January 31, 1997. The lines are subject to periodic review by the lending institutions which may increase or decrease the amounts available. There were borrowings outstanding under these lines of $1.9 million at January 30, 1998 and $8.5 million at January 31, 1997.

     The Company also has a $175.0 million revolving credit/term loan agreement which expires in September 2002. Borrowings under the revolver were $20.0 million and $30.0 million at January 30, 1998, and January 31, 1997, respectively. Interest rates on amounts borrowed under this agreement can float with the prime commercial lending rate or can be fixed not to exceed the relevant adjusted LIBOR rate plus 0.225%.

     The weighted average interest rates for all short-term borrowings were 5.7% and 5.6% at January 30, 1998 and January 31, 1997, respectively. The revolving credit loan agreement contains certain restrictive covenants. At January 30, 1998, the Company was in compliance with all such covenants.

     At January 30, 1998 and January 31, 1997, the Company had outstanding letters of credit totaling $66.5 million and $59.3 million, respectively.

3.   ACCRUED EXPENSES:

     Accrued expenses consist of the following:

     (In thousands)                       1998         1997
   ---------------------------------------------------------
   Compensation and benefits            $33,536      $24,976
   Taxes (other than taxes on income)    18,887        8,392
   Insurance                             25,644       25,785
     Other                               13,960       11,288
   ---------------------------------------------------------
   Total accrued expenses               $92,027      $70,441

4.   INCOME TAXES:

     The provision for taxes consists of the following:

     (In thousands)           1998         1997         1996
     ---------------------------------------------------------
     Currently payable:
     Federal                 $68,177      $54,015      $46,758
     State                     4,662        5,604        7,563
     ---------------------------------------------------------
     Total currently payable  72,839       59,619       54,321
     ---------------------------------------------------------

     Deferred:
     Federal                  13,503        8,710         (500)
     State                       809        1,588          (93)
     ---------------------------------------------------------
     Total deferred           14,312       10,298         (593)
     ---------------------------------------------------------
     Total provision         $87,151      $69,917      $53,728
     =========================================================

     Deferred tax expense is recognized for the future tax consequences of temporary differences between the amounts reported in the Company's financial statements and the tax basis of its assets and liabilities. Differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                    1998                    1997
     (In thousands)         ASSETS    LIABILITIES    Assets   Liabilities
     --------------------------------------------------------------------
     Inventories            $3,008      $   268      $  956      $    0
     Property and equipment      0       20,969           0       5,432
     Accrued insurance       1,967            0       2,008           0
     Other                     768          700         725         139
     --------------------------------------------------------------------
     Total deferred taxes   $5,743      $21,937      $3,689      $5,571
     ====================================================================

     Reconciliation of the federal statutory rate and the effective income tax rate follows:

                                           1998        1997       1996
     ------------------------------------------------------------------
     Federal statutory rate                35.0%       35.0%      35.0%
     State income taxes, net of federal
     income tax benefit                     2.7         2.8        3.4
     Tax credits                           (0.1)        0.0       (0.2)
     Other                                  0.0         0.0       (0.2)
     ------------------------------------------------------------------
     Effective income tax rate             37.6%       37.8%      38.0%
     ==================================================================

5.   EARNINGS PER SHARE:

     Amounts are in thousands, except per share data and shares have been adjusted for the March 23, 1998, and September 22, 1997, five-for-four common stock splits.

                                                                 1998
                                                                          PER-SHARE
                                                   INCOME       SHARES     AMOUNT
                                                  --------------------------------
     NET INCOME                                   $144,628
     LESS: PREFERRED STOCK DIVIDENDS                 3,269
     -----------------------------------------------------------------------------
     BASIC EARNINGS PER SHARE
     INCOME AVAILABLE TO COMMON SHAREHOLDERS      $141,359      141,200     $1.00
                                                                            =====

     STOCK OPTIONS OUTSTANDING                                    4,110
     CONVERTIBLE PREFERRED STOCK                     3,269       26,180
     -----------------------------------------------------------------------------
     DILUTED EARNINGS PER SHARE
     INCOME AVAILABLE TO COMMON SHAREHOLDERS
     PLUS ASSUMED CONVERSIONS                     $144,628      171,490     $0.84
     =============================================================================

                                                                 1997
                                                                          PER-SHARE
                                                   INCOME       SHARES     AMOUNT
                                                  --------------------------------
     Net Income                                   $115,100
     Less: preferred stock dividends                 2,413
     -----------------------------------------------------------------------------
     BASIC EARNINGS PER SHARE
     Income available to common shareholders      $112,687      140,895    $0.80
                                                                           =====

     Stock options outstanding                                    5,138
     Convertible preferred stock                     2,413       26,180
     -----------------------------------------------------------------------------
     DILUTED EARNINGS PER SHARE
     Income available to common shareholders
     plus assumed conversions                     $115,100      172,213    $0.67
     =============================================================================


                                                                 1996
                                                                          PER-SHARE
                                                   INCOME       SHARES     AMOUNT
                                                  --------------------------------
     Net Income                                   $87,818
     Less: preferred stock dividends                1,930
     -----------------------------------------------------------------------------
     BASIC EARNINGS PER SHARE
     Income available to common shareholders      $85,888       139,695     $0.61
                                                                            =====

     Stock options outstanding                                    5,413
     Convertible preferred stock                    1,930        26,180
     -----------------------------------------------------------------------------
     DILUTED EARNINGS PER SHARE
     Income available to common shareholders
     plus assumed conversions                     $87,818       171,288     $0.51
     =============================================================================

     Basic earnings per share were computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share were determined based on the assumption that the convertible preferred stock was converted upon issuance on August 22, 1994. In 1998, the Company adopted SFAS No. 128, "Earnings per Share." As a result the Company's reported earnings per share for 1997 and 1996 were recalculated. However, there was no difference in diluted earnings per share under SFAS No. 128 and previously reported fully diluted earnings per share (EPS) for 1997 and 1996 as adjusted for the March 23, 1998, and September 22, 1997, five-for-four common stock splits.

6.   COMMITMENTS AND CONTINGENCIES:

     During 1998 the Company entered into a $100.0 million leveraged lease facility. At January 30, 1998, the Company and certain subsidiaries were committed for retail store, distribution center, and administrative office space in the following fiscal years under non-cancelable operating lease agreements, including the $100.0 million leveraged lease facility, requiring minimum annual rental payments of (in millions): 1999, $57.9; 2000, $39.6; 2001, $23.7; 2002, $16.0; 2003, $9.4 and $58.1 in later fiscal years. The Company had $260.0 million in facilities at January 30, 1998, and January 31, 1997, available for the issuance of letters of credit. Most leases included renewal options for periods ranging from two to five years and provisions for contingent rentals based upon a percentage of defined sales volume.

     Rent expense under all operating leases was as follows:

     (In thousands)                                            1998            1997              1996
     -------------------------------------------------------------------------------------------------
     Minimum rentals                                         $71,694         $57,054           $46,166

     Contingent rentals                                       12,342          10,232             9,891
     -------------------------------------------------------------------------------------------------
     Total rentals                                           $84,036         $67,286           $56,057
     =================================================================================================

     The Company was involved in litigation, investigations of a routine nature and various legal matters during fiscal 1998 which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse effect on the Company's results of operations or financial position.

7.   EMPLOYEE BENEFITS:

     Through December 31, 1997 the Company had two noncontributory defined contribution retirement plans covering substantially all full-time employees. Expense for these plans was approximately $4.9 million, $4.7 million, and $3.0 million in 1998, 1997 and 1996, respectively.

     Effective January 1, 1998, the Company established a 401(k) savings and retirement plan that replaced the previous defined contribution plans and the assets of the defined contribution plans were merged into the new 401(k) plan. All employees who have completed 12 months of service and reached age 21 are eligible to participate in the plan. Under the plan, employees can make contributions up to 15% of their annual compensation. Employee contributions, up to 6% of annual compensation, are matched by the Company at the rate of $0.50 on the dollar. The Company also contributes annually to the plan an amount equal to 2% of each employee's annual compensation.

     Effective January 1, 1998, the Company also established a supplemental retirement plan and compensation deferral plan for highly compensated employees. The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and salary level. Under the compensation deferral plan participants may defer up to 50% of base pay and 100% of bonus, reduced by any deferral to the 401(k) plan.


8.   CAPITAL STOCK:

     The authorized capital stock of the Company consists of common stock and preferred stock.

     On August 22, 1994, the Company exchanged 1,715,742 shares of Series A Convertible Junior Preferred Stock for the 8,578,710 shares of Dollar General common stock owned by C.T.S, Inc., a personal holding Company controlled by members of the Turner family, the founders of Dollar General. The Series A Convertible Junior Preferred Stock was authorized by the Board of Directors out of the authorized but unissued preferred stock approved by the Company's shareholders in 1992. The exchange, negotiated and recommended by a special committee of the Company's Board of Directors, came in response to a request from C.T.S, Inc. to consider a transaction to meet estate planning needs of the Turner family. The Series A Convertible Junior Preferred Stock is (i) convertible into common stock pursuant to the terms and conditions set forth in the Restated Articles of Incorporation and (ii) is voted with the common stock on all matters presented to the holders of common stock. The Series A Convertible Junior Preferred Stock is convertible at the option of the holder. During the three years following August 22, 1996, the conversion ratio increases from 90% of the initial exchange ratio of five shares of common stock for each share of Series A Convertible Junior Preferred Stock converted (adjusted for all intervening stock splits or adjustments) to 100% of the initial exchange ratio (as adjusted). Additionally, the Series A Convertible Junior Preferred Stock is not transferable by the holders thereof, participates in dividends paid on common stock, and is entitled to receive preferential payment in the event of liquidation.

9.   STOCK INCENTIVE PLANS:

     The Company has established stock incentive plans under which options to purchase common stock may be granted to executive officers, directors, key employees and non-employee directors.

     All options granted in 1998 and 1997, under the 1995 Employee Stock Incentive Plan, the 1993 Employee Stock Incentive Plan, and the 1993 Employee Stock Incentive Plan (the "Employee Plans") and the 1995 Outside Directors Stock Option Plan (the

     "Director Plan"), were non-qualified stock options issued at a price equal to fair market value of the Company's common stock on the date of grant. Non-qualified options granted under these plans have an expiration date of no later than ten years following the date of grant and have a vesting period of no less than one year. Although the Employee Plans and the Director Plan provide the Company with the ability to grant Incentive Stock Options, no such grants were made during the last three fiscal years.

     Under the Employee Plans, grants are made to key management employees ranging from executive officers to managers and assistant managers as well as other employees as prescribed by the Company's Corporate Governance and Compensation Committee of the Board of Directors. Generally, the number of options granted and vesting schedules are directly linked to the employee's position within the Company, achievement of individual performance objectives, and the Company's achievement of earnings per share goals.

     The Director Plan provides for grants to non-employee directors according to a formula as defined in the plan. The number of shares granted is tied to current director compensation levels and the market price of the stock.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. The exercise price of options awarded under these plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

(Amounts in thousands except per share data)   1998          1997          1996
--------------------------------------------------------------------------------
Net income - as reported                     $144,628      $115,100      $87,818
Net income - pro forma                       $138,262      $111,618      $86,281
--------------------------------------------------------------------------------
Earnings per share - as reported
      Basic                                  $   1.00      $   0.80      $  0.61
      Diluted                                $   0.84      $   0.67      $  0.51
Earnings per share - pro forma
      Basic                                  $   0.98      $   0.79      $  0.62
      Diluted                                $   0.81      $   0.65      $  0.51
--------------------------------------------------------------------------------

     Earnings per share have been adjusted to give retroactive effect to all common stock splits including the split distributed on March 23, 1998.

     The pro forma effects on net income for 1998, 1997 and 1996 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996. The fair value of options granted during 1998, 1997 and 1996 is $7.55, $4.39 and $3.54 per share, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              1998       1997       1996
Expected dividend yield                        0.7%       0.7%       0.7%
Expected stock price volatility               40.0%      40.0%      40.0%
Weighted average risk-free interest rate       6.2%       6.0%       6.6%
Expected life of options (years)               3.0        3.0        3.0
-------------------------------------------------------------------------

         The summary of the status of all of the Company's stock incentive plans as of January 30, 1998, January 31, 1997 and 1996, and changes during the years then ended is presented below:

                                        Shares      Weighted Average
                                     Under Plans     Exercise Price
     ---------------------------------------------------------------
     Balance, January 31, 1995       13,553,378         $ 6.57
     Granted                          3,603,295          10.80
     Exercised                       (3,023,013)          5.73
     Canceled                          (564,568)          7.47
     ---------------------------------------------------------------
     Balance, January 31, 1996       13,569,092           8.31
     Granted                          4,827,925          13.69
     Exercised                       (2,767,808)          7.05
     Canceled                        (1,298,918)          9.11
     ---------------------------------------------------------------
     BALANCE, JANUARY 31, 1997       14,330,291           8.80
     GRANTED                          3,209,218          22.99
     Exercised                       (3,850,920)          7.98
     CANCELED                          (847,599)         12.53
     ---------------------------------------------------------------
     BALANCE, JANUARY 30, 1998       12,840,990          12.99
     ===============================================================


        The following table summarizes information about stock options outstanding at January 30, 1998:

                                 Options Outstanding                      Options Exercisable
                            -----------------------------   --------------------------------------------
                            Number           Weighted          Weighted
         Range of           Outstanding      Average        Average Number      Number        Weighted
         Exercise Prices                      Remaining        Exercise      Exercisable      Exercise
         at 1/30/98                        Contract Life       Price         at 1/30/98       Price
        ------------------------------------------------------------------------------------------------
        $ 0.73 to $10.00     3,492,229        4.9 years         $ 5.27        2,509,354        $ 5.19
         10.01 to  16.00     6,205,468        7.5                12.28        3,314,906         11.81
         16.01 to  31.70     3,143,293        8.9                22.98              625         17.92
        ------------------------------------------------------------------------------------------------
        $ 0.73 to $31.70    12,840,990        7.1               $12.99        5,824,885        $ 8.96
        ================================================================================================

       At January 30, 1998, shares available for granting of stock options under the Company's stock option plans were 5,506,438 shares.

10.    QUARTERLY FINANCIAL DATA (UNAUDITED):

       The following is selected unaudited quarterly financial data for the fiscal years ended January 30, 1998, and January 31, 1997. Amounts are in thousands except per share data, and per share data has been adjusted for the March 23, 1998, and September 22, 1997, five-for-four stock splits.

       QUARTER                          FIRST           SECOND            THIRD           FOURTH             YEAR
       -------------------------------------------------------------------------------------------------------------
       1998:
       NET SALES                       $520,014        $596,820          $649,400        $861,091         $2,627,325
       GROSS PROFIT                     141,855         160,156           183,784         256,340            742,135
       NET INCOME                        19,294          26,716            33,618          65,000            144,628
       DILUTED EARNINGS
       PER SHARE                       $   0.11        $   0.16          $   0.20        $   0.38         $     0.84
       -------------------------------------------------------------------------------------------------------------

       1997:
       Net Sales                       $455,856        $494,389          $508,977        $675,176         $2,134,398
       Gross Profit                     123,374         133,728           148,634         199,059            604,795
       Net Income                        15,024          21,885            26,642          51,549            115,100
       Diluted Earnings
       Per Share                       $   0.09        $   0.13          $   0.15        $   0.30         $     0.67
       -------------------------------------------------------------------------------------------------------------

     11. SUBSEQUENT EVENT:

     On March 23, 1998, the Company distributed a five-for-four common stock split payable to shareholders of record on March 9, 1998. The effect of the stock split has been retroactively reflected as of January 30, 1998, in the consolidated balance sheet and statement of changes in shareholders' equity, but activity for fiscal 1997 and prior periods was not restated in those statements. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the split for all periods presented.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
 Dollar General Corporation
Nashville, Tennessee

We have audited the accompanying consolidated balance sheet of Dollar General Corporation and subsidiaries as of January 30, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended January 31, 1997 and 1996, were audited by other auditors whose report, dated March 5, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar General Corporation and subsidiaries as of January 30, 1998, and the results of its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP


Nashville, Tennessee
February 24, 1998

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
 Board of Directors
Dollar General Corporation
Nashville, Tennessee


We have audited the accompanying consolidated balance sheets of Dollar General Corporation and Subsidiaries as of January 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two fiscal years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and Subsidiaries as of January 31, 1997 and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.


Louisville, Kentucky
March 5, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's directors is incorporated herein by reference from the information contained under the captions, "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 1, 1998. Information regarding the Company's executive officers is contained herein in Part I pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the information contained under the captions "Executive Compensation" and "Election of Directors - Compensation of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 1, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated herein by reference from the information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership by Officers and Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 1, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated herein by reference from the information contained under the caption "Transactions with Management and Others" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 1, 1998.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Consolidated Financial Statements:  See Item 8

     (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements, and therefore, have been omitted.

     (3) Exhibits: See Index to exhibits on page 31.

(b) No report on Form 8-K was filed by the Company during the quarter ended January 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DOLLAR GENERAL CORPORATION


Date: April 20, 1998                By:/S/ Cal Turner, Jr.
      --------------                   ----------------------------------------
                                       CAL TURNER, JR., CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                      TITLE                                   DATE
----                                      -----                                   ----

/s/ Cal Turner, Jr.
----------------------------------        Chairman of the Board                   April 20, 1998
CAL TURNER, JR.                           and Chief Executive Officer
                                          (Principal Executive Officer)
/s/ Philip Richards
----------------------------------        Vice President-Chief                    April 20, 1998
PHILIP RICHARDS                           Financial Officer

/s/ Cal Turner
----------------------------------        Director                                April 20, 1998
CAL TURNER

/s/ Wallace N. Rasmussen
----------------------------------        Director                                April 20, 1998
WALLACE N. RASMUSSEN

/s/ John B. Holland
----------------------------------        Director                                April 20, 1998
JOHN B. HOLLAND

/s/ William S. Wire, II
----------------------------------        Director                                April 20, 1998
WILLIAM S. WIRE, II

/s/ James L. Clayton
----------------------------------        Director                                April 20, 1998
JAMES L. CLAYTON

/s/ David M. Wilds
----------------------------------        Director                                April 20, 1998
DAVID M. WILDS

/s/ Reginald D. Dickson
----------------------------------        Director                                April 20, 1998
REGINALD D. DICKSON

/s/ Barbara M. Knuckles
----------------------------------        Director                                April 20, 1998
BARBARA M. KNUCKLES

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

        3(b) Bylaws as amended February 1, 1993 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

        4 Articles V, VII and X of the Registrant's Articles of Incorporation (included in Exhibit 3(a)).

        10(a) Credit Agreement (credit) dated September 2, 1997 by and among Dollar General Corporation and SunTrust Bank, Nashville, N.A. (incorporated herein by reference to the Quarterly Report on Form 10-Q for the third quarter of 1998).

        10(b) Master Agreement dated September 2, 1997 by and among Dollar General Corporation, Certain Subsidiaries of Dollar General Corporation, Atlantic Financial Group, Ltd., Certain Financial Institutions Parties hereto at SunTrust Bank, Nashville, N.A. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997).

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

        21      Subsidiaries of the Registrant.

        23(a)   Consent of Deloitte & Touche,LLP

        23(b)   Consent of Coopers and Lybrand L.L.P.

        27      Financial Data Schedule.