Form 10-Q
period 1998-05-02
DOLLAR GENERAL CORP
filed 1998-06-16
CIK 29534

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 1, 1998

                     Commission file number 0-4769

                       DOLLAR GENERAL CORPORATION

         (Exact name of registrant as specified in its charter)

               TENNESSEE                      61-0502302
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

The number of shares of common stock outstanding at June 8, 1998 was 167,162,069.

                       Dollar General Corporation

                               Form 10-Q

                   For the Quarter Ended May 1, 1998

                                 Index

Part I.  Financial Information                                Page No.

Item 1.	Financial Statements (unaudited):

Consolidated Balance Sheets as of May 1,
1998, January 30, 1998 (audited) and May 2, 1997.             3

Consolidated Statements of Income for
the three months ended May 1, 1998
and May 2, 1997.                                              4

Consolidated Statements of Cash Flows
for the three months ended May 1, 1998
and May 2, 1997.                                              5

Notes to Consolidated Financial Statements                    6-7

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of
Operations.                                                   8-10

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K                      11

Signatures                                                    12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (In thousands)


                                      May 1,       Jan. 30,         May 2,
                                      1998          1998            1997
                                  (Unaudited)     (Audited)       (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents          $   37,241    $   7,128       $  33,388
Merchandise inventories               692,658      631,954         540,956
Deferred income taxes                   6,283        5,743           3,747
Other current assets                   20,449       21,884          18,669
Total current assets                  756,631      666,709         596,760

Property and equipment, at cost       415,974      391,911         315,645
Less: accumulated depreciation        162,692      150,466         121,885
                                      253,282      241,445         193,760

Other assets                            6,591        6,684           5,487
Total assets                       $1,016,504    $ 914,838       $ 796,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt  $      715    $   1,450       $   1,940
Short-term borrowings                 119,650       21,933          50,000
Accounts payable                      179,120      179,958         152,724
Accrued expenses                       87,065       92,027          61,382
Income taxes                           11,227       12,343             955
Total current liabilities             397,777      307,711         267,001

Long-term debt                            406        1,294           1,807
Deferred income taxes                  21,669       21,937           7,847

Shareholders' equity:
Preferred stock                           858          858             858
Common stock                           83,719       83,526          53,672
Additional paid-in capital            395,938      379,954         350,387
Retained earnings                     316,664      320,085         314,962
                                      797,179      784,423         719,879
Less treasury stock                   200,527      200,527         200,527
        Total shareholders' equity    596,652      583,896         519,352
Total liabilities and shareholders'
equity                             $1,016,504    $ 914,838       $ 796,007


The accompanying notes are an integral part of these consolidated financial statements.



              DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share amounts)
                              (Unaudited)


			    	   Three Months Ended
			 		 May 1,		 May 2,
					  1998		  1997

Net Sales                               $705,260        $520,014

Cost of goods sold                       514,928         378,159

        Gross profit                     190,332         141,855

Selling, general and
  administrative expense		 140,940	 110,335

	Operating profit		  49,392	  31,520

Interest expense                             939             526

	Income before taxes on income	  48,453	  30,994

Provision for taxes on income		  18,049	  11,700

        Net income                      $ 30,404        $ 19,294

Diluted earnings per share 		$   0.18	$   0.11

Weighted average diluted shares		 171,988	 170,340

Basic earnings per share		$   0.21	$   0.13


The accompanying notes are an integral part of these consolidated financial statements.

              DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)


                                                         Three Months Ended
                                                         May 1,        May 2,
                                                          1998         1997
Operating activities:
    Net income                                         $ 30,404       $ 19,294
    Adjustments to reconcile net income
            to net cash used by operating activities:
            Depreciation and amortization                12,364          8,577
            Deferred income taxes                          (808)         2,218
    Change in operating assets and liabilities:
            Merchandise inventories                     (60,704)       (64,853)
            Accounts payable                               (838)        49,201
            Accrued expenses                             (4,962)        (9,059)
            Income taxes                                 (1,116)        (9,047)
            Other                                         1,720           (953)
Net cash used by operating activities                   (23,940)        (4,622)

Investing activities:
    Purchase of property and equipment                  (24,393)        (27,822)
    Proceeds from sale of property and equipment              0          34,074
Net cash provided (used) by investing activities        (24,393)          6,252

Financing activities:
    Issuance of short-term borrowings                   128,535         147,404
    Repayments of short-term borrowings                 (30,818)       (135,873)
    Issuance of long-term debt                                0             190
    Repayments of long-term debt                         (1,623)         (1,055)
    Payments of cash dividend                            (8,076)         (6,477)
    Proceeds from exercise of stock options              11,926          12,715
    Repurchase of common stock                          (26,066)              0
    Tax benefit of stock option exercises                 4,568           8,291
Net cash provided by financing activities                78,446          25,195

Net increase in cash and cash equivalents                30,113          26,825
Cash and cash equivalents, beginning of period            7,128           6,563
Cash and cash equivalents, end of period               $ 37,241        $ 33,388


The accompanying notes are an integral part of these consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of the quarterly report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended January 30, 1998 for additional information.

The accompanying consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the three-month periods ended May 1, 1998 and May 2, 1997, respectively, have been made.

Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.	Changes in shareholders' equity for the three months ended May 1,
1998 and May 2, 1997 were as follows (dollars in thousands except per share amounts):

                                                        Additional
                                Preferred       Common  Paid-In    Retained        Treasury
                                Stock           Stock   Capital    Earnings        Stock         Total
Balances, January 31, 1997      $    858        $53,105 $329,948   $302,145        $200,527      $485,529
Net income                                                           19,294                        19,294

Cash dividend, $.05 per
common share, as declared                                            (5,723)                       (5,723)

Cash dividend, $.44 per
preferred share                                                        (754)                         (754)

Issuance of common
stock under employee stock
incentive plans                                    567    12,148                                   12,715

Tax benefit of stock options
exercised                                                  8,291                                     8,291

Balances, May 2, 1997           $    858       $53,672  $350,387   $314,962        $200,527       $519,352

Balances, January 30, 1998      $    858       $83,526  $379,954   $320,085        $200,527       $583,896

Net Income                                                           30,404                         30,404

Cash dividend, $.04 per
common share, as declared                                            (7,062)                        (7,062)


Cash dividend, $.61 per
preferred share                                                      (1,047)                         (1,047)

Issuance of common stock
under employee stock
incentive plans                                    543    11,416                                     11,959

        Stock repurchase                          (350)             (25,716)                        (26,066)

Tax benefit of stock options
exercised                                                  4,568                                      4,568


Balances, May 1, 1998           $    858       $83,719  $395,938   $316,664        $200,527        $596,652




3.  Earnings Per Share

Amounts are in thousands except per share data and shares have been adjusted for the March 23, 1998, and September 22, 1997, five-for-four common stock splits.



May 1, 1998


                                                                 Per-Share
                                           Income       Shares    Amount

Net Income                                 $30,404
Less: preferred stock dividends              1,047

Basic Earnings per Share
Income available to common shareholders    $29,357      141,043   $0.21

Stock options outstanding                                 4,765
Convertible preferred stock                  1,047       26,180

Diluted Earnings per Share
Income available to common stockholders
plus assumed conversions                   $30,404      171,988   $0.18


May 2,1997
                                                                  Per-Share
                                           Income       Shares     Amount

Net Income                                $19,294
Less: preferred stock dividends               754

Basic Earnings per Share
Income available to common shareholders   $18,540      140,226    $0.13

Stock options outstanding                                3,934
Convertible preferred stock                   754       26,180

Diluted Earnings per Share
Income available to common stockholders
plus assumed conversions                  $19,294      170,340    $0.11



4.  Subsequent Event

	On June 1, 1998 stockholders of Dollar General Corporation approved a change in the state of incorporation of Dollar General Corporation from Kentucky to Tennessee by approving the Agreement and Plan of Merger by and between Dollar General Corporation, a Kentucky corporation ("Dollar General-KY"), and Dollar General Corporation-TN, a Tennessee corporation and wholly-owned subsidiary of Dollar General-KY.

	The Articles of Merger were filed with the respective office of the Secretary of State for the State of Tennessee and the Commonwealth of Kentucky and effective on June 2, 1998. Pursuant to the Agreement and Plan of Merger, Dollar General-TN is the surviving corporation and is the successor registrant under Rule 12g-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Upon effectiveness of the merger, Dollar General-TN's name was changed to "Dollar General Corporation" as set forth in the Agreement and Plan of Merger.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to: general transportation and distribution delays or interruptions; inventory risks due to shifts in market demand; changes in product mix; costs and delays associated with building, opening and operating new distribution centers; and the risk factors listed in the Annual Report on Form 10-K for the year ended January 30, 1998. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of interruptions in suppliers' operations or unanticipated events.

The following text contains references to years 1999, 1998, 1997 and 1996 which represent fiscal years ending or ended January 29, 1999, January 30, 1998, and January 31, 1997 and 1996, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto.


RESULTS OF OPERATIONS

The nature of the Company's business is seasonal. Historically, sales in the fourth quarter have been significantly higher than sales achieved in each of the first three quarters of the fiscal year. Thus, expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, comparing any period to a period other than the same period of the previous year will reflect the seasonal nature of the Company's business.


THREE MONTHS ENDED MAY 1, 1998 AND MAY 2, 1997

NET SALES. Net sales for the first quarter of fiscal 1999 increased $185.3 million, or 35.6%, to $705.3 million from $520.0 million for the comparable period of fiscal 1998. The increase resulted from 460 net additional stores being in operation as of May 1, 1998 as compared with May 2, 1997 and an increase of 19.4% in same-store sales. Same store sales growth was a 1.6% increase for the same period last year.

The Company regards same stores as those opened prior to the beginning of the previous fiscal year which have remained open throughout the previous fiscal year and the period reported. Sales were negatively affected during the first and second quarters of fiscal 1998 as the Company refurbished more than 2,400 stores to the latest prototype.

GROSS PROFIT. Gross profit for the quarter was $190.3 million, or 27.0% of net sales, compared to $141.9 million, or 27.3% of net sales, in the same period last year. This decrease was primarily driven by greater markdowns and higher freight costs which more than offset lower inventory shrinkage. The increase in freight costs was driven by better in-stock levels of the 700 new faster-turning items. For the second quarter of fiscal 1999, management expects gross margin, as a percent of sales, to increase slightly as we anniversary the initial stocking and related freight costs of the 700 items.


SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expenses for the quarter totaled $140.9 million, or 20.0% of net sales, compared with $110.3 million, or 21.2% of net sales last year. Higher same-store sales for the quarter enabled the Company to leverage payroll costs significantly. Total SG&A expense increased 27.7% primarily as a result of 460 net additional stores being in operation as compared to last year. For the second quarter, management expects SG&A, as a percentage of sales, to decrease slightly as a result of the continued leverage provided by the expected double digit same store sales increases.

INTEREST EXPENSE. Interest expense increased to $0.9 million, or 0.13% of sales, compared with $0.5 million or 0.10% of sales, in the comparable period last year. This increase was primarily a result of higher average borrowings. During the first quarter, the Company repurchased 701,000 shares of common stock at an average cost of $37.18 per share. For the second quarter, management expects interest expense, as percent of sales, to increase slightly as a result of higher inventory levels related to the introduction of a new apparel program.

PROVISIONS FOR TAXES ON INCOME. The effective income tax rate for the quarter was 37.3% compared with 37.8% in the comparable period last year.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities - Cash flows used in operating activities totaled $23.9 million during the quarter compared with $4.6 million in the comparable period last year. This increase in use of cash was primarily the result of decreased accounts payable as a result of overall shorter payment terms related to the new product mix.

Cash flows from investing activities - Cash used by investing activities totaled $24.4 million during the quarter compared with cash provided by investing activities of $6.3 million in the comparable period last year. The increase in cash used by investing activities was primarily the result of the $33.8 million received in 1997 from the sale/leaseback of the South Boston, Virginia distribution center. Current period cash used resulted primarily from $24.4 million in expenditures primarily from opening 166 new stores.

Cash flows from financing activities - The Company's repayment of short-term borrowings during the first three months of fiscal 1999 totaled $30.8 million compared with $135.9 million in the comparable period last year.

Because of the significant impact of seasonal buying (e.g., Spring and December holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $175.0 million revolving credit/term loan facility and short-term bank lines of credit totaling $155.0 million at May 1, 1998. The Company had short-term bank lines of credit borrowings of $119.7 million outstanding as of May 1, 1998 and $50.0 million as of May 2, 1997. Seasonal working capital expenditure requirements will continue to be met through cash flow provided by operations supplemented by the revolving credit/term loan facility and short-term bank lines of credit.

Capital requirements for the construction of new stores, new distribution centers and the new corporate headquarters complex will continue to be funded under the Company's $225.0 million leveraged lease facility. The company began funding construction costs under this facility in the third quarter of fiscal 1998. As of May 1, 1998 $38.8 million of construction costs had been funded under this facility. During the first quarter of fiscal 1999 the Company entered into a five year interest rate swap agreement to fix the interest rate on $50.0 million of this leveraged lease facility.


The Company's liquidity position is set forth in the following table (dollars in thousands):
                                      May 1,     January 30,       May 2,
                                       1998        1998             1997

Current ratio                         1.9x            2.2x            2.2x
Total borrowings/equity              20.2%            4.2%           10.3%
Working Capital $358,854          $358,998        $329,759
Average daily use of debt
(fiscal year-to-date)             $ 81,122        $ 90,882        $ 41,373
Maximum outstanding short-term
debt (fiscal year-to-date)        $122,131        $184,725        $ 64,855



ACCOUNTING PRONOUNCEMENTS

The Company will adopt Statement of Financial Accounting Standards
(SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information" for the year ended January 29, 1999. The Company will adopt Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," for the year ending January 28, 2000. Management does not believe adoption of these pronouncements will have a significant impact on the Company's financial reporting or have a material impact on its operating results or financial position.


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


PART II - OTHER INFORMATION

Item 1.	Not applicable.

Item 2.	Not applicable.

Item 3.	Not applicable.

Item 4.	Not applicable.

Item 5.	Not applicable.

Item 6.	A. Exhibits
           10(a) ISDA Master Agreement dated March 11, 1998 by and among
                 Dollar General Corporation and SunTrust Bank, Atlanta
           10(b) Amendment to Master Agreement dated March 31, 1998 by and among Dollar General Corporation, Atlantic Financial Group,
                 LTD., Certain Financial Institutions parties hereto as lenders, and SunTrust Bank, Nashville, N.A. as agent for the Lenders
           27    Financial Data Schedule (for SEC use only)

        B. Reports on Form 8-K
           None




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR GENERAL CORPORATION
(Registrant)



June 13, 1997
/s/Phil Richards
   Phil Richards, Vice President
   Chief Financial Officer