Form 10-Q
period 1998-07-31
DOLLAR GENERAL CORP
filed 1998-09-14
CIK 29534

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                               FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIESEXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 1998

                     Commission file number 1-11421



                       DOLLAR GENERAL CORPORATION

         (Exact name of registrant as specified in its charter)

                               TENNESSEE
     (State or other jurisdiction of incorporation or organization)

                               61-0502302
                  (I.R.S. employer identification no.)

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

The number of shares of common stock outstanding at August 25, 1998 was 168,713,108.







                       Dollar General Corporation

                               Form 10-Q

                  For the Quarter Ended July 31, 1998

                                 Index

Part I.  Financial Information

Item 1.	Financial Statements (unaudited):

Consolidated Balance Sheets as of July 31,
1998, January 30, 1998 (derived from the audited financial statements) and
August 1, 1997.

Consolidated Statements of Income for the three months and six months ended
July 31, 1998 and August 1, 1997.

Consolidated Statements of Cash Flows
for the six months ended July 31, 1998
and August 1, 1997.

Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of
Operations.

Part II.  Other Information

Item 4. Submission of Matters to a Vote of
        Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures





PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (In thousands)


                                    July 31,        Jan. 30,         Aug. 1,
                                      1998            1998           1997
                                   (Unaudited)          *          (Unaudited)
	ASSETS
Current assets:
Cash and cash equivalents          $   33,158    $   7,128       $  24,923
Merchandise inventories               797,277      631,954         589,660
Deferred income taxes                   6,192        5,743           3,762
Other current assets                   37,553       21,884          20,028
Total current assets                  874,180      666,709         638,373

Property and equipment, at cost       445,362      391,911         351,773
Less: accumulated depreciation        174,886      150,466         130,913
                                      270,476      241,445         220,860

Other assets                            6,546        6,684           5,385
Total assets                       $1,151,202    $ 914,838       $ 864,618

	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt  $      704    $   1,450       $   1,749
Short-term borrowings                 160,856       21,933          57,850
Accounts payable                      214,496      179,958         163,074
Accrued expenses                      109,416       92,027          72,060
Income taxes                                0       12,343           3,480
Total current liabilities             485,472      307,711         298,213

Long-term debt                            223        1,294           1,580
Deferred income taxes                  21,665       21,937           5,326

Shareholders' equity:
Preferred stock                           858          858             858
Common stock                          105,211       83,526          67,679
Additional paid-in capital            406,079      379,954         368,929
Retained earnings                     332,221      320,085         322,560
                                      844,369      784,423         760,026
Less treasury stock                   200,527      200,527         200,527
        Total shareholders' equity    643,842      583,896         559,499
Total liabilities and shareholders'
       equity                      $1,151,202    $ 914,838       $ 864,618


* Derived from the January 30, 1998 audited financial statements

The accompanying notes are an integral part of these consolidated financial statements.


              DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share amounts)
                              (Unaudited)


                                            Three Months Ended              Six Months Ended
                                           July 31,     Aug. 1,          July 31,      Aug. 1,
                                              1998       1997             1998          1997

Net Sales                                   $741,355    $596,820       $1,446,615    $1,116,834

Cost of goods sold                           535,874     436,664        1,050,802       814,823

        Gross profit                         205,481     160,156          395,813       302,011

Selling, general and
  administrative expense                     150,401     116,699          291,340       227,034

        Operating profit                      55,080      43,457          104,473        74,977

Interest expense                               2,031         540            2,970         1,066

        Income before taxes on income         53,049      42,917          101,503        73,911

Provision for taxes on income                 19,761      16,201           37,810        27,901

        Net income                          $ 33,288    $ 26,716         $ 63,693      $ 46,010



Diluted earnings per share                  $   0.16    $   0.12         $   0.30      $   0.21

Weighted average diluted shares              214,633     215,145          214,809       214,035

Basic earnings per share                    $   0.18    $   0.15         $   0.35      $   0.25

The accompanying notes are an integral part of these consolidated financial statements.


              DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)


                                                                            Six Months Ended
                                                                        July 31,         Aug 1,
                                                                          1998            1997
Operating activities:
        Net income                                                      $ 63,693        $ 46,010
	Adjustments to reconcile net income to net
		cash (used in) provided by operating activities:
                Depreciation and amortization                             25,312          17,752
                Deferred income taxes                                       (721)           (318)
	Change in operating assets and liabilities:
                Merchandise inventories                                 (165,323)       (113,557)
                Accounts payable                                          34,538          59,551
                Accrued expenses                                          17,389           1,619
                Income taxes                                             (28,444)         (6,522)
                Other                                                      1,601          (1,261)
Net cash (used in) provided by operating activities                      (51,955)          3,274

Investing activities:
        Purchase of property and equipment                               (58,210)        (64,784)
        Proceeds from sale of property and equipment                       2,836          33,811
Net cash (used in) investing activities                                  (55,374)        (30,973)

Financing activities:
        Issuance of short-term borrowings                                184,603          83,558
        Repayments of short-term borrowings                              (45,680)        (64,177)
        Issuance of long-term debt                                             0             190
        Repayments of long-term debt                                      (1,817)         (1,473)
        Payments of cash dividend                                        (14,873)        (12,059)
        Proceeds from exercise of stock options                           23,062          23,900
        Repurchase of common stock                                       (37,183)              0
        Tax benefit of stock options exercised                            25,247          16,120
Net cash provided by (used in) financing activities                      133,359          46,059

Net increase in cash and cash equivalents                                 26,030          18,360
Cash and cash equivalents, beginning of period                             7,128           6,563
Cash and cash equivalents, end of period                                $ 33,158        $ 24,923

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

The accompanying consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the three-month and six-month periods ended July 31, 1998 and August 1, 1997, respectively, have been made.

Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.


2.	Shareholders' Equity

Changes in shareholders' equity for the six months ended July 31, 1998 and August 1, 1997 were as follows (dollars in thousands except per share amounts):



                                                           Additional
                                Preferred       Common     Paid-In         Retained        Treasury
                                Stock           Stock      Capital         Earnings        Stock         Total

Balances, January 31, 1997      $    858        $53,105       $329,948     $302,145        $200,527      $485,529

Net income                                                                   46,010                        46,010
5-for-4 stock split,
September 22, 1997                               13,536                     (13,536)
Cash dividend, $.09 per
common share, as declared                                                   (10,467)                      (10,467)
Cash dividend, $.93 per
preferred share                                                              (1,592)                       (1,592)
Issuance of common
stock under employee stock
incentive plans                                   1,038          22,862                                    23,900
Tax benefit of stock options
exercised                                                        16,119                                    16,119

Balances, August 1, 1997        $    858        $67,679        $368,929    $322,560       $200,527       $559,499

Balances, January 30, 1998      $    858        $83,526        $379,954    $320,085       $200,527       $583,896

Net Income                                                                   63,693                        63,693
5-for-4 stock split,
September 21, 1998                               21,042         (21,042)
Cash dividend, $.07 per
common share, as declared                                                   (12,779)                      (12,779)
Cash dividend, $1.22 per
preferred share                                                              (2,094)                       (2,094)
Issuance of common stock
under employee stock
incentive plans                                   1,142          21,920                                    23,062
        Stock repurchase                           (499)                    (36,684)                      (37,183)
Tax benefit of stock options
exercised                                                        25,247                                    25,247

Balances, July 31, 1998        $    858        $105,211        $406,079     $332,221        $200,527     $643,842




3.  Earnings Per Share

Amounts are in thousands except per-share data and shares have been adjusted for the September 21, 1998 and March 23, 1998, five-for-four common stock splits.


                                                Six months ended July 31, 1998
                                                                      Per-Share
                                         Income          Shares         Amount
Net Income                               $63,693
Less: preferred stock dividends            2,094
Basic Earnings per Share
Income available to common shareholders  $61,599        176,554         $0.35

Stock options outstanding                                 5,530
Convertible preferred stock                2,094         32,725
Diluted Earnings per Share
Income available to common shareholders
plus assumed conversions                 $63,693        214,809         $0.30




                                               Six months ended August 1, 1997
                                                                      Per-Share
                                      Income          Shares             Amount
Net Income                               $46,010
Less: preferred stock dividends            1,592
Basic Earnings per Share
Income available to common shareholders  $44,418        176,551         $0.25

Stock options outstanding                                 4,759
Convertible preferred stock                1,592         32,725
Diluted Earnings per Share
Income available to common shareholders
plus assumed conversions                 $46,010        214,035         $0.21



                                              Three months ended July 31, 1998
                                                                      Per-Share
                                         Income          Shares          Amount
Net Income                               $33,289
Less: preferred stock dividends            1,047
Basic Earnings per Share
Income available to common shareholders  $32,242        176,804         $0.18

Stock options outstanding                                 5,104
Convertible preferred stock                1,047         32,725
Diluted Earnings per Share
Income available to common shareholders
plus assumed conversions                 $33,289        214,633         $0.16


Three months ended August 1, 1997
                                                                      Per-Share
                                         Income          Shares          Amount
Net Income                               $26,716
Less: preferred stock dividends              838
Basic Earnings per Share
Income available to common shareholders  $25,878        177,818           $0.15

Stock options outstanding                                 4,602
Convertible preferred stock                  838         32,725
Diluted Earnings per Share
Income available to common shareholders
plus assumed conversions                 $26,716        215,145           $0.12




4.   Subsequent Event

On August 25, 1998 the Company's Board of Directors authorized a five-for-four common stock split for shareholders of record on September 7, 1998, which will be distributed on September 21, 1998.
 All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to: general transportation and distribution delays or interruptions; interruptions in suppliers' operations; inventory risks due to shifts in market demand; changes in product mix; costs and delays associated with building, opening and operating new distribution centers; and the risk factors listed in the Annual Report on Form 10-K for the year ended January 30, 1998. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of interruptions in suppliers' operations or unanticipated events.

The following text contains references to years 1998, 1997, 1996 and 1995 which represent fiscal years ending or ended January 29, 1999, January 30, 1998, and January 31, 1997 and 1996,
respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto.


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


SIX MONTHS ENDED JULY 31, 1998 AND AUGUST 1, 1997

NET SALES. Net sales for the first six months of fiscal 1998 increased $329.8 million, or 29.5%, to $1,446.6 million, from $1,116.8 million for the comparable period of fiscal 1997. The increase resulted from the operation of 457 net additional stores being in operation as of July 31, 1998 as compared with August 1, 1997 and an increase of 14.1% in same-store sales. Same store sales growth was a 4.1% increase for the same period last year.

The Company defines same-stores as those stores opened prior to the beginning of the previous fiscal year which have remained open through the current period. Sales were negatively affected during the first and second quarters of fiscal 1997 as the Company refurbished more than 2,400 stores to a new prototype.

GROSS PROFIT. Gross profit for the first six months was $395.8 million, or 27.4% of net sales, compared with $302.0 million, or 27.0% of net sales, in the same period last year. This increase was driven by higher margin on current purchases and lower shrink reserves as a percent of sales.

For the third quarter, management expects gross margin, as a percent of sales, to decline primarily because of increased food and apparel sales. For fiscal 1998, management expects gross margin to decline slightly, as a percent of sales.


SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the first six months totaled $291.3 million, or 20.1% of net sales, compared with $227.0 million, or 20.3% of net sales during the comparable period last year. Total SG&A expense increased 28.3% primarily as a result of the operation of 457 net additional stores as compared with the six month period last year. For the third quarter management expects SG&A to decline, as a percentage of sales, primarily as a result of lower advertising expense related to the 1997 television advertising to communicate the new assortment. Management also expects advertising expense to be lower in the fourth quarter as a result of the elimination of the December circular. For fiscal 1998 management expects SG&A to decrease slightly as a percentage of sales.

INTEREST EXPENSE. Interest expense increased to $3.0 million, or 0.21% of sales, compared with $1.1 million or 0.10% of sales, in the comparable period last year. This increase was a result of higher average borrowings to support higher company inventory levels and the repurchase of the Company's common stock. The increase in inventory levels was primarily a result of operating two additional distribution centers (in Indianola, Mississippi and in Villa Rica, Georgia), slightly higher inventory in existing stores and additional inventory required to operate 457 more stores. During the first half of fiscal 1998 the Company repurchased 1,246,250 shares of common stock at an average cost of $29.43 per share, split adjusted for the September 21, 1998 five-for-four split. For the second half of fiscal 1998, management expects interest expense, as percent of sales, to be consistent with last year.

PROVISIONS FOR TAXES ON INCOME. The effective income tax rate for the three and six month periods ended July 31, 1998 was 37.3% compared with 37.8% in the comparable periods last year.

THREE MONTHS ENDED JULY 31, 1998 AND AUGUST 1, 1997

NET SALES. Net sales for the quarter increased $144.6 million, or 24.2%, to $741.4 million from $596.8 million for the comparable period of fiscal 1997. The increase resulted from the operation of 457 net additional stores as compared with the comparable period last year, and an increase of 9.2% in same store sales as compared with a 6.4% increase for the same period last year.

GROSS PROFIT. Gross profit for the quarter was $205.5 million, or 27.7% of net sales, compared to $160.2 million, or 26.8% of net sales, in the same period last year. This increase was driven by decreases in transportation costs, higher margin on current purchases, and markdowns, all as a percent of sales.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the quarter totaled $150.4 million, or 20.3% of net sales, compared with $116.7 million, or 19.6% of net sales last year. This increase, as a percentage of sales, is primarily a result of higher depreciation for fixed assets as a result of the conversion of stores to the new prototype. Total SG&A expense increased 28.9% primarily as a result of adding 457 net new stores since the comparable period last year.

INTEREST EXPENSE. Interest expense increased to $2.0 million, or 0.27% of sales, compared with $0.5 million or 0.09% of sales, in the comparable period last year. This increase was primarily a result of the same factors listed above for the six-month period. LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities - Net cash used by operating activities totaled $52.0 million during the first six months of fiscal 1998 compared with $3.3 million cash provided by operating activities in the comparable period last year. This increase in use of cash was primarily the result of increased inventories.

Cash flows from investing activities - Net cash used by investing activities totaled $55.4 million during the first six months of fiscal 1998 compared with $31.0 million in the comparable period last year. The increase in cash used by investing activities was primarily the result of the $33.8 million received in 1997 from the sale/leaseback of the South Boston, Virginia distribution center. Cash used during the current six month period resulted primarily from $58.2 million in expenditures primarily from opening 310 new stores during the first six months of fiscal 1998.

Cash flows from financing activities - Total debt (including current maturities and short-term borrowings) at July 31, 1998 was $161.8 million compared to $61.2 million at August 1, 1997. The increase in total debt was driven by increased inventories and the common stock repurchase.

Because of the significant impact of seasonal buying (e.g., Spring and December holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $175.0 million revolving credit/term loan facility and short-term bank lines of credit totaling $145.0 million at July 31, 1998. The Company had short-term borrowings of $160.9 million outstanding as of July 31, 1998 and $57.9 million as of August 1, 1997. Seasonal working capital expenditure requirements will continue to be met through cash flow provided by operations supplemented by the revolving credit/term loan facility and short-term bank lines of credit.

Capital requirements for the construction of new stores, new distribution centers and the new corporate headquarters complex will continue to be funded under the Company's $225.0 million leveraged lease facility. The Company began funding construction costs under this facility in the third quarter of fiscal 1997. As of July 31, 1998, $59.6 million of construction costs had been funded under this facility. As of July 31, 1998 the Company has entered into three five year interest rate swap agreements to fix the interest rate on $150.0 million of this leveraged lease facility.

The Company's liquidity position is set forth in the following table (dollars in thousands):
                                July 31,       January 30,    August 1,
                                 1998             1998         1997
Current ratio                   1.8x            2.2x           2.1x
Total borrowings/equity         25.1%           4.2%           10.9%
Working Capital                 $388,708        $358,998       $340,160
Average daily use of debt
(fiscal year-to-date)           $115,691        $ 90,882       $ 46,122
Maximum outstanding short-term
debt (fiscal year-to-date)	$182,964	$184,725       $ 62,869


ACCOUNTING PRONOUNCEMENTS
The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" for the year ending January 29, 1999. The Company will adopt Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" for the year ending January 28, 2000. The Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" for the first quarter ending April 28, 2000. Management does not believe adoption of these pronouncements will have a significant impact on the Company's financial reporting or have a material impact on its operating results or financial position.

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

        At the Annual Meeting of Stockholders of the Company held June 1, 1998, four proposals were submitted to a vote of the Company's stockholders. The result of the stockholders' vote is as follows:


        Proposal 1. To approve a change in the state of incorporation of the Company from Kentucky to Tennessee by approving an Agreement and Plan of Merger between the Company and its wholly-owned Tennessee subsidiary pursuant to which the Company will be merged with and into the Tennessee corporation.

 Votes For               Votes Against           Abstentions     Non-Vote
 99,060,511              22,386,406              678,191         20,238,011

        Proposal 2. To elect the following nine directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified:

                                                                Votes
                                  Votes For               Withheld/Against
 Dennis C. Bottorff              142,215,113                     144,646
 James L. Clayton                142,234,120                     125,639
 Reginald D. Dickson             142,233,112                     126,647
 John B. Holland                 142,185,792                     173,967
 Barbara M. Knuckles             142,230,214                     129,545
 Cal Turner                      141,962,266                     420,159
 Cal Turner, Jr.                 142,237,612                     129,720
 David Wilds                     142,232,737                     127,023
 William S. Wire                 142,207,979                     151,781


        Proposal 3. To approve an amendment to the Company's Amended and Restated Articles of Incorporation increasing the number of authorized shares of the Company's Common Stock from 200,000,000 to 500,000,000 shares. (Applicable only to the extent Proposal 1 was not approved.)

	Votes For			Votes Against		Votes Abstained
        121,494,983                     20,330,947              537,189


	Proposal 4.  To approve the Company's 1998 Stock Incentive Plan.

	Votes For			Votes Against		Votes Abstained
                                                                Non-Vote
        118,282,263                     21,907,175              1,194,802
	978,879


Item 5.	Not applicable.
Item 6.	A. Exhibits
			   27 Financial Data Schedule (for SEC use only)

B.  Reports on Form 8-K

                The Company filed a Current Report on Form 8-K on June 8, 1998, as amended June 11, 1998 pursuant to Item 5 of such form to report the stockholder approval of the Agreement and Plan of Merger between the Company and its wholly-owned Tennessee subsidiary, and the filing of the Articles of Merger with the Secretary of State for the State of Tennessee and the Commonwealth of Kentucky, respectively, in order to effect the change in the state of incorporation of the Company from Kentucky to Tennessee.






 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   	DOLLAR GENERAL CORPORATION
            	         	(Registrant)



September 14, 1998            By:/s/ Phil Richards
                                     Phil Richards, Vice President,
                                     Chief Financial Officer