Form 10-Q
period 1998-10-30
DOLLAR GENERAL CORP
filed 1998-12-14
CIK 29534

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 30, 1998

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

The number of shares of common stock outstanding at December 7, 1998 was 209,696,046.

Dollar General Corporation

Form 10-Q

For the Quarter Ended October 30, 1998

Index

Part I.  Financial Information


Item 1.	Financial Statements (unaudited):

Consolidated Balance Sheets as of October 30,
1998, January 30, 1998 (derived from the audited financial statements) and
October 31, 1997.

Consolidated Statements of Income for the three months and nine months ended
October 30, 1998 and October 31, 1997.

Consolidated Statements of Cash Flows
for the nine months ended October 30, 1998 and October 31, 1997.

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
                      CONSOLIDATED BALANCE SHEETS
                             (In thousands)


                                   Oct. 30,   Jan.30,    Oct. 31,
                                      1998     1998        1997
                                 (Unaudited)    *      (Unaudited)
	ASSETS
Current assets:
Cash and cash equivalents        $   18,254    $7,128  $   13,168
Merchandise inventories             944,266   631,954     737,263
Deferred income taxes                 6,233     5,743       3,776
Other current assets                 34,692    21,884      21,694
Total current assets              1,003,445   666,709     775,901

Property and equipment, at cost     477,281   391,911     378,506
Less: accumulated depreciation      188,241   150,466     140,404
                                    289,040   241,445     238,102

Other assets                          6,498     6,684       5,595
Total assets                     $1,298,983 $ 914,838  $1,019,598

	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt$      649 $   1,450  $    1,597
Short-term borrowings               259,679    21,933     193,583
Accounts payable                    280,776   179,958     210,845
Accrued expenses                     85,398    92,027      75,547
Income taxes                          8,026    12,343      14,363
Total current liabilities           634,528   307,711     495,935

Long-term debt                          189     1,294       1,411
Deferred income taxes                12,277    21,937       5,360

Shareholders' equity:
Preferred stock                         858       858         858
Common stock                        105,510    83,526      66,660
Additional paid-in capital          415,762   379,954     373,234
Retained earnings                   366,439   320,085     276,667
                                    888,569   784,423     717,419
Less treasury stock                 236,580   200,527     200,527
        Total shareholders' equity 651,989 583,896 516,892 Total liabilities and shareholders'
equity                           $1,298,983 $ 914,838  $1,019,598


* Derived from the January 30, 1998 audited financial statements

The accompanying notes are an integral part of these consolidated financial statements.




              DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except per share amounts)
                              (Unaudited)


                               Three Months Ended      Nine Months Ended
                              Oct. 30,    Oct. 31,   Oct. 30,      Oct. 31,
                               1998         1997       1998         1997
Net Sales                     $781,389    $649,400  $2,228,004    $1,766,234

Cost of goods sold             556,655     465,616   1,607,457     1,280,439

        Gross profit           224,734     183,784     620,547       485,795

Selling, general and
  administrative expense       158,445     128,220     449,786       355,254

        Operating profit        66,289      55,564     170,761       130,541

Interest expense                 3,315       1,559       6,285         2,625

 Income before taxes on income  62,974      54,005     164,476       127,916

Provision for taxes on income   22,636      20,387      60,445        48,288

        Net income            $ 40,338    $ 33,618    $104,031      $ 79,628



Diluted earnings per share    $   0.19    $   0.16    $   0.48      $   0.37

Weighted average diluted
shares                         214,673     215,356     214,763       214,475

Basic earnings per share      $   0.22    $   0.19    $   0.57      $   0.44


The accompanying notes are an integral part of these consolidated financial statements.

              DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)


                                                         Nine Months Ended
                                                      Oct. 30,        Oct. 31,
                                                         1998           1997
Operating activities:
Net income                                            $104,031        $ 79,628
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
Depreciation and amortization                           38,825          27,750
Deferred income taxes                                  (10,150)           (298)
Change in operating assets and liabilities:
Merchandise inventories                               (312,312)       (261,160)
Other current assets                                   (12,808)         (3,191)
Accounts payable                                       100,818         107,322
Accrued expenses                                        (6,629)          5,106
Income taxes                                            (4,317)          4,361
Other                                                    1,751             343
Net cash (used in) provided by operating activities   (100,791)        (40,139)

Investing activities:
Purchase of property and equipment                    (104,090)        (92,313)
Proceeds from sale of property and equipment            16,105          33,811
Net cash (used in) investing activities                (87,985)        (58,502)

Financing activities:
Issuance of short-term borrowings                      358,078         170,892
Repayments of short-term borrowings                   (120,332)        (15,777)
Issuance of long-term debt                                   0             190
Repayments of long-term debt                            (1,906)         (1,794)
Payments of cash dividend                              (20,960)        (17,562)
Proceeds from exercise of stock options                 27,247          26,072
Repurchase of common stock                             (73,236)        (75,123)
Tax benefit of stock options exercised                  30,256          17,748
Other                                                      755             600
Net cash provided by (used in) financing activities    199,902         105,246

Net increase in cash and cash equivalents               11,126           6,605
Cash and cash equivalents, beginning of period           7,128           6,563
Cash and cash equivalents, end of period              $ 18,254        $ 13,168


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

The accompanying consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the three-month and nine-month periods ended October 30, 1998 and October 31, 1997, respectively, have been made.

Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.	Shareholders' Equity

Changes in shareholders' equity for the nine months ended October
30, 1998 and October 31, 1997 were as follows (dollars in thousands except per share amounts):

                                                        Additional
                                Preferred       Common  Paid-In         Retained        Treasury
                                Stock           Stock   Capital         Earnings        Stock           Total
Balances, January 31, 1997      $    858        $53,105 $329,948        $302,145       ($200,527)       $485,529

Net income                                                                79,628                          79,628
5-for-4 stock split,
September 22, 1997                               13,416                  (13,416)
Cash dividend, $.13 per
common share, as declared                                                (15,132)                        (15,132)
Cash dividend, $1.42 per
preferred share                                                           (2,430)                         (2,430)
Issuance of common
stock under employee stock
incentive plans                                   1,119   24,953                                          26,072
   Stock repurchased                               (995)                 (74,128)                        (75,123)
Tax benefit of stock options
exercised                                                 17,748                                          17,748
        Transfer to ESOP                             15      585                                             600


Balances, October 31, 1997      $    858        $66,660 $373,234        $276,667       ($200,527)       $516,892

                                                        Additional
                                Preferred       Common  Paid-In         Retained        Treasury
                                Stock           Stock   Capital         Earnings        Stock           Total

Balances, January 30, 1998      $    858        $83,526 $379,954        $320,085        ($200,527)      $583,896

Net Income                                                               104,031                         104,031
5-for-4 stock split,
September 21, 1998                               21,090  (21,090)
Cash dividend, $.10 per
common share, as declared                                                (18,438)                        (18,438)
Cash dividend, $1.65
preferred share                                                           (2,555)                         (2,555)
Issuance of common stock
under employee stock
incentive plans                                   1,377   25,903                                          27,280
        Stock repurchase                           (499)                 (36,684)        (36,053)        (73,236)
Tax benefit of stock options
exercised                                                 30,256                                          30,256

        Transfer to ESOP                             16      739                                             755


Balances, October 30, 1998      $    858       $105,510 $415,762        $366,439       ($236,580)       $651,989




3.  Earnings Per Share

Amounts are in thousands except per share data, and shares have been adjusted for the March 23, 1998 and September 21, 1998, five-for-four common stock splits.

                                           Nine months ended October 30, 1998

                                                                Per-Share
                                              Income   Shares     Amount
Net Income                                    $104,031
Less: preferred stock dividends                  2,555
Basic Earnings per Share
Income available to common shareholders       $101,476   176,763   $0.57

Stock options outstanding                                  5,275
Convertible preferred stock                      2,555    32,725
Diluted Earnings per Share
Income available to common shareholders
plus assumed conversions                      $104,031   214,763   $0.48

                                            Nine months ended October 31, 1997

                                                                  Per-Share
                                                  Income  Shares    Amount
Net Income                                     $79,628
Less: preferred stock dividends                  2,430

Basic Earnings per Share
Income available to common shareholders        $77,198    176,717    $0.44

Stock options outstanding                                   5,033
Convertible preferred stock                      2,430     32,725
Diluted Earnings per Share
Income available to common shareholders
plus assumed conversions                       $79,628    214,475    $0.37





                                           Three months ended October 30, 1998

                                                                      Per-Share
                                                   Income  Shares       Amount
Net Income                                      $40,338
Less: preferred stock dividends                     942

Basic Earnings per Share
Income available to common shareholders         $39,396    177,182   $0.22

Stock options outstanding                                    4,766
Convertible preferred stock                         942     32,725
Diluted Earnings per Share
Income available to common shareholders
plus assumed conversions                        $40,338    214,673   $0.19

                                           Three months ended October 31,1997

                                                                     Per-Share
                                               Income  Shares          Amount
Net Income                                     $33,618
Less: preferred stock dividends                    838

Basic Earnings per Share
Income available to common shareholders        $32,780    176,978     $0.19

Stock options outstanding                                   5,653
Convertible preferred stock                        838     32,725
Diluted Earnings per Share
Income available to common shareholders
plus assumed conversions                       $33,618    215,356     $0.16

4.  Comprehensive Income

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company's comprehensive income and net income for the three periods and nine periods ended October 30, 1998 and October 31, 1997 were equal.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF 	OPERATIONS

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to: general transportation and distribution delays or interruptions; interruptions in suppliers' operations; inventory risks due to shifts in market demand; changes in product mix; costs and delays associated with building, opening and operating new distribution centers; and the other risk factors listed in the Annual Report on Form 10-K for the year ended January 30, 1998. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of interruptions in suppliers' operations or unanticipated events.

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


NINE MONTHS ENDED OCTOBER 30, 1998 AND OCTOBER 31, 1997

NET SALES. Net sales for the first nine months of fiscal 1998 increased $461.8 million, or 26.1%, to $2.23 million from $1.77 million for the comparable period of fiscal 1997. The increase resulted from 449 net additional stores being in operation as of October 30, 1998, as compared with October 31, 1997, and an increase of 11.4% in same-store sales. Same-store sales growth was a 7.6% increase for the same period last year.

The Company defines same stores as those opened prior to the beginning of the previous fiscal year which have remained open through the current period. Sales were negatively affected during the first and second quarters of fiscal 1997 as the Company refurbished more than 2,400 stores to a new prototype.

GROSS PROFIT. Gross profit for the first nine months was $620.5 million, or 27.9% of net sales, compared with $485.8 million, or 27.5% of net sales, in the same period last year. This increase was driven by higher margin on current purchases.

For the fourth quarter, management expects gross margin, as a percent of sales, to decline primarily because of higher inventory shrinkage accruals.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the first nine months totaled $449.8 million, or 20.2% of net sales, compared with $355.3 million, or 20.1% of net sales during the comparable period last year. Total SG&A expense increased 26.6% primarily as a result of 449 net additional stores being in operation as compared to the nine month period last year. For the fourth quarter management expects SG&A to decline, as a percent of sales, primarily as a result of lower advertising expense related to the elimination of the December circular.

INTEREST EXPENSE. Interest expense increased to $6.3 million, or 0.28% of net sales, compared with $2.6 million or 0.15% of net sales, in the comparable period last year. This increase was a result of higher average borrowings to support higher company inventory levels and the repurchase of common stock. The increase in inventory levels was primarily a result of operating two additional distribution centers, one in Indianola, Mississippi and one in Villa Rica, Georgia; slightly higher inventory in existing stores; and additional inventory required to operate 449 more stores. During the first nine months of fiscal 1998 the Company repurchased 2,496,625 shares of common stock at an average cost of $29.34 per share. For the fourth quarter management expects interest expense, as percent of sales, to be flat with last year.

PROVISIONS FOR TAXES ON INCOME. The effective income tax rate for the three and nine month periods ended October 30, 1998 was 35.9% and 36.8% compared with 37.8% in the comparable periods last year.
 State tax planning initiatives allowed the Company to lower the year-to-date rate to 36.8%.

THREE MONTHS ENDED OCTOBER 30, 1998 AND OCTOBER 31, 1997

NET SALES. Net sales for the quarter increased $132.0 million, or 20.3%, to $781.4 million from $649.4 million for the comparable period of fiscal 1997. The increase resulted from 449 net additional stores being in operation as compared with the comparable period last year and an increase of 6.5% in same store sales. Same store sales increased 11.6% for the third quarter last year.

GROSS PROFIT. Gross profit for the quarter was $224.7 million, or 28.8% of net sales, compared with $183.8 million, or 28.3% of net sales, in the same period last year. This increase was driven by higher margin on current purchases which was partially offset by higher shrink reserves, as a percent of sales.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the quarter totaled $158.4 million, or 20.3% of net sales, compared with $128.2 million, or 19.7% of net sales last year. Total SG&A expense increased 23.6% primarily as a result of adding 449 net new stores since the comparable period last year.

INTEREST EXPENSE. Interest expense increased to $3.3 million, or 0.42% of net sales, compared with $1.6 million or 0.24% of net sales, in the comparable period last year. This increase was primarily a result of the same factors listed above for the nine-month period.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities - Net cash used by operating activities totaled $100.8 million during the first nine months of fiscal 1998 compared with $40.1 million cash used in operating activities in the comparable period last year. This increase in use of cash was primarily the result of increased inventories.

Cash flows from investing activities - Net cash used by investing activities totaled $88.0 million during the first nine months of fiscal 1998 million compared with $58.5 million in the comparable period last year. The increase in cash used by investing activities was primarily the result of the $33.8 million received in 1997 from the sale/leaseback of the South Boston, Virginia distribution center. Current period cash used resulted primarily from $104.1 million in expenditures primarily from opening 452 new stores during the first nine months of fiscal 1998.

Cash flows from financing activities - Total debt (including current maturities and short-term borrowings) at October 30, 1998 was $260.5 million compared to $196.6 million at October 31, 1997.
 The increase in total debt was driven by increased inventories and the stock repurchase.

Because of the significant impact of seasonal buying (e.g., Spring and December holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $175.0 million revolving credit/term loan facility and short-term bank lines of credit totaling $165.0 million at October 30, 1998. The Company had short-term borrowings of $259.7 million outstanding as of October 30, 1998 and $193.6 million as of October 31, 1997. Seasonal working capital expenditure requirements will continue to be met through cash flow provided by operations supplemented by the revolving credit/term loan facility and short-term bank lines of credit.

Capital requirements for the construction of new stores, new distribution centers and the new corporate headquarters complex will continue to be funded under the Company's $225.0 million leveraged lease facility. As of October 30, 1998 $93.3 million of construction costs had been funded under this facility including:
$43.2 million for the Indianola, Mississippi Distribution Center; $21.7 million for new stores; $15.2 million for the Fulton, Missouri Distribution Center; and $13.2 million for the corporate headquarters complex. As of October 30, 1998 the Company has entered into three five-year interest rate swap agreements to fix the interest rate on $150.0 million of this leveraged lease facility.



The Company's liquidity position is set forth in the following table (dollars in thousands):
                                October 30,     January 30,     October 31,
                                  1998             1998            1997
Current ratio                     1.6x            2.2x            1.6x
Total borrowings/equity          40.0%            4.2%           38.0%
Working Capital               $368,917        $358,998        $279,966
Average daily use of debt
fiscal year-to-date)          $162,427        $ 90,882        $ 70,634
Maximum outstanding short-term
debt (fiscal year-to-date)    $312,580        $184,725        $193,583


ACCOUNTING PRONOUNCEMENTS
The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" for the year ending January 29, 1999. The Company will adopt Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," for the year ending January 28, 2000.

In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities." This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is still in the process of analyzing the impact of the adoption of this Statement.

YEAR 2000

Dollar General Corporation ("Company") recognizes that without appropriate modification, some computer programs may not operate properly when asked to recognize the year 2000. Upon reaching the year 2000, these computer programs will inaccurately interpret the "00" used in two-digit date calculations as 1900. In anticipation of the need to correct and otherwise prepare for any potential Year 2000 computer problems, the Company formed a Year 2000 Task Force ("Task Force") which has completed a year 2000 compliance plan. The plan addresses all hardware and software systems, as well as equipment controlled by microprocessors used in the offices, stores, or distribution centers. As a part of the plan, the Task Force has substantially completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the year 2000 and, in most cases, has remedied the problem with programming changes.
 The plan identifies the Company's accounting, inventory management and warehouse management systems as critical systems. The Company expects that programming changes and software replacement for systems that are not already year 2000 compliant will be completed during the first and second quarters of the fiscal year beginning January 30, 1999. The Company has completed testing the year 2000 readiness of many of its systems and expects to complete the testing process by the end of the second quarter of the fiscal year beginning January 30, 1999. The Company's year 2000 compliance effort has not resulted in any material delays to other internal information technology projects.

The Company has requested, and is receiving, written confirmation from vendors, suppliers and other service providers ("business partners") as to their year 2000 system compliance status. Although the Company is diligently seeking information as to its business partners' year 2000 compliance progress, there can be no assurance that such business partners will have remedied their year 2000 issues. The failure of a significant business partner to remedy its year 2000 issues could have a material adverse effect on the Company's operations, financial position or liquidity. The Company will continue to monitor the progress of its business partners in an effort to mitigate its own year 2000 non-compliance risk.

Based on the Company's current estimates, the cost of the Company's year 2000 remediation efforts will be between $500,000 and $1,000,000. To date, expenditures have been less than $100,000. Costs are being expensed when incurred. This cost estimate excludes the costs of previously planned software implementations as well as salaries of existing employees involved in the year 2000 remediation efforts. These projected costs are based upon management's best estimates which were derived utilizing numerous assumptions of future events. There can be no guarantee however, that these costs estimates will be accurate; actual results could differ materially.

Management believes that its greatest risk to achieving timely year 2000 compliance is in its third party relationships. Currently available information indicates that Dollar General's significant business partners will be year 2000 ready. Management believes there is a moderate level of risk associated with the unconfirmed year 2000 compliance status of small utility companies that provide utility service to the Company's individual stores. The Company will continue to closely monitor the year 2000 compliance readiness of its business partners, and where appropriate, will replace those business partners who appear to be unwilling to confirm their year 2000 readiness or unable to meet compliance deadlines. In addition, the Company is developing contingency plans to handle utility service failures caused by utility companies' year 2000 system non-compliance.




PART II - OTHER INFORMATION


Item 1.	Not applicable.
Item 2.	Not applicable.
Item 3.	Not applicable.
Item 4.	Not applicable.
Item 5.	Not applicable.
Item 6.	A. Exhibits
        27 Financial Data Schedule (for SEC use only)

B.  Reports on Form 8-K
    No Current Reports on Form 8-K were filed by Dollar General Corporation during the quarter ended October 30, 1998.




 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   	DOLLAR GENERAL CORPORATION
        (Registrant)



December 11, 1998
                  By:/s/ Phil Richards
                     Phil Richards, Vice President,
                     Chief Financial Officer