Form 10-K
period 1999-01-29
DOLLAR GENERAL CORP
filed 1999-04-26
CIK 29534

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of the Exchange on
  Title of Class                                              which Registered
  --------------                                              ----------------
 Common Stock                                           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 1999 was $6,883,488,838 based upon the last reported sale price on such date by the New York Stock Exchange.

         The number of shares of common stock outstanding on April 1, 1999 was 210,832,238.

                       Documents Incorporated by Reference

Document                                      Where Incorporated in Form of 10-K
--------                                      ----------------------------------
Portions  of  the Registrant's
Proxy Statement Relating to the
Annual Meeting of Shareholders
to be held on June 7, 1999

Throughout this report, "2000" refers to the fiscal year ended January 26, 2001 "1999" refers to the fiscal year ended January 28, 2000, "1998" refers to the fiscal year ended January 29, 1999, "1997" refers to the fiscal year ended January 30, 1998, and "1996" refers to the fiscal year ended January 31, 1997.

                                     PART I

ITEM 1.  BUSINESS

General

         Dollar General Corporation (the "Company" or "Dollar General") is a discount retailer of quality general merchandise at everyday low prices. Through conveniently located stores, the Company offers a focused assortment of consumable basic merchandise including health and beauty aids, packaged food products, cleaning supplies, housewares, stationery, seasonal goods, basic apparel and domestics. During 1998, hardline and softline merchandise accounted for 82% and 18% of net sales, respectively. Through convenient neighborhood locations, Dollar General Stores serve primarily low, middle and fixed income families. As of January 29, 1999, the Company operated 3,687 stores located in 24 states, primarily in the midwestern and southeastern United States.

         The Company opened its first Dollar General Store in 1955. During the last five years, the Company has experienced a rapid rate of expansion. Dollar General grew from 1,800 stores with an estimated 10,724,000 selling square feet at January 31, 1994, to 3,687 stores with an estimated 23,719,000 selling square feet at January 29, 1999. In addition to growth from new store openings, the Company recorded same-store sales increases in 1996, 1997 and 1998 of 8.2%, 8.4% and 8.3%, respectively. For the years 1994 through 1998, the Company had a compound annual growth rate in net sales, operating income and net income of 23.3%, 29.7% and 30.7%, respectively. Management believes that the Company has the potential to significantly expand its existing store base within the 24 states in which it currently operates. In 1999, the Company plans to open approximately 575 to 600 new stores.

Business Strategy

         The Company's mission is "SERVING OTHERS! A Better Life . . . for our Customers. A Superior Investment . . . for our Shareholders. A Partnership in Total Development . . . with our Employees." In order to carry out its mission, the Company has developed a business strategy which includes the following principal elements:


         Focus on Low, Middle and Fixed Income Customers. The Company seeks to serve the consumable basic merchandise needs of low, middle and fixed income customers. The Company's typical customer is a female living in a household of three to four individuals with a household income of less than $25,000 per year. According to the U.S. Bureau of the Census, 34% of U.S. household incomes for the year 1997 were under $25,000(median income and income level by household type.)

         "Convenience Discount Store" Format. Dollar General Stores average 6,400 selling square feet and are usually located within three to five miles of customers' homes. This appeals to the Company's target customers, many of whom prefer the convenience of a small, neighborhood store. This "convenience discount store" format has become even more appealing to a wider range of consumers as many discounters have focused their efforts on building increasingly larger stores outside of towns making their stores less accessible and convenient for the Company's target customers.


         Focused Assortment of Consumable Basic Merchandise. The Company is committed to offering a focused assortment of quality, consumable basic merchandise in a number of core categories. The Company offers such basic merchandise as health and beauty aids, packaged food products, cleaning supplies, housewares, stationery, seasonal goods, basic apparel and domestics. In 1998, hardline merchandise represented 82% of net sales. Approximately 97% of net sales in 1998 consisted of first-run merchandise, with the remainder consisting of manufacturers' overruns and closeouts. In 1998, the average customer transaction was approximately $8. By consistently offering a focused assortment of consumable basic merchandise, the Company encourages customers to shop Dollar General Stores for their everyday household needs, leading to frequent customer visits.

         Everyday Low Prices. The Company's distributes quality, consumable basic merchandise at everyday low prices. The Company's low cost operating structure and focused assortment of merchandise allow it to offer quality merchandise with compelling value. The Company emphasizes even-dollar price points. The majority of products are priced at $10 or less, with nearly 50% of the products priced at $1 or less. The most expensive items are generally priced at $35.

         Low Operating Costs. The Company maintains strict overhead cost controls and seeks to locate stores in neighborhoods where store rental and operating costs are low. The Company continues to utilize new technology, when cost effective, in order to improve operating efficiencies. As a result of these initiatives, selling, general and administrative ("SG&A") expenses, as a percentage of net sales, declined to 19.1% in 1998, from 21.7% in 1993.

Growth Strategy

         Management believes that future growth will come from a combination of merchandising initiatives, new store growth and infrastructure leverage.

         Merchandising  Initiatives.   The  Company  continually  evaluates  its
merchandise mix. In July 1998, the Company rolled out a series of family-oriented basic apparel programs to its stores. These programs included items such as jeans, khakis, T-shirts and knit shirts for men, women and children at prices of $10 or less. These programs increased the selection of quality basic apparel without increasing the square footage allocation of softline merchandise. Management expects these programs may shift the Company's sales mix slightly toward more softlines in 1999.

         For the years 1993 through 1996, net sales by product category shifted from 65% hardlines/35% softlines to 75% hardlines/25% softlines. In response to this shift in customer preference, in 1997 the Company added 700 new, faster-turning consumable items to the product mix. The Company also converted stores to a new prototype with a space allocation of 65% hardlines/35% softlines, compared with a 50%/50% allocation in 1996. As a result, in 1997 the Company's sales mix further shifted toward hardlines (82% hardlines/18% softlines). The sales mix remained consistent at 82% hardlines/18% softlines in 1998.

         The Company will continue to evaluate the performance of its products in 1999 making changes where appropriate. Management believes these initiatives have contributed and will continue to contribute to same-store net sales increases.

         New Store Growth. The Company believes its "convenience discount store" format is portable to towns and neighborhoods throughout the country. The Company currently serves more than 1,800 communities with populations of less than 25,000. According to the U.S. Bureau of the Census, there are approximately 18,000 such communities in the United States. The Company will continue to focus on towns and neighborhoods within its current 24-state market area, where management believes that the Company has the potential to significantly expand its store base. In 1999, the Company plans to open 575 to 600 new stores and relocate an additional 200 to 250 stores. By opening new stores in its existing 24-state market area, the Company leverages brand awareness and takes advantage of operating efficiencies. In addition, the Company expects to explore the potential for geographic expansion as opportunities present themselves. Currently, the Company targets an annual new store growth rate of approximately 15% for the next several years.

         Leverage Infrastructure to Improve Margins. As the Company has increased its sales and leveraged its infrastructure, SG&A expenses, as a percentage of net sales, have declined to 19.1% in 1998, from 21.7% in 1993. The Company continues to make significant investments in infrastructure. Management believes that these investments will enable the Company to continue to aggressively grow its store base while further improving its operating margins. The Company realizes significant cost efficiencies by locating stores in close proximity to distribution centers ("DC"). Dollar General reduces distribution expenses as a percentage of net sales and improves in-stock positions in its stores by having sophisticated and well-located distribution centers. During the next 18 months, the Company plans to add two additional distribution centers, including the Fulton, Missouri DC which is scheduled to open in the third quarter of 1999 and the Alachua,

Florida DC which is scheduled to open in the first quarter of 2000. The Company completed expansion of the South Boston, Virginia DC in the first quarter of 1999 and plans to complete expansion of the Ardmore, Oklahoma DC in the second quarter of 1999.

Merchandise

         Dollar General Stores offer a focused assortment of quality, consumable basic merchandise in a number of core categories. In 1998, national brand merchandise represented more than 35% of net sales, while manufacturers' overruns and closeouts represented less than 3% of net sales.

         The Company believes that its merchandising strategy generates frequent repeat customer traffic. The Company is able to offer everyday low prices to its customers in large part because its buying staff negotiates low purchase prices from suppliers. The Company purchases its merchandise from a wide variety of suppliers, with no supplier accounting for more than 6% of the Company's purchases during 1998.

         In order to fulfill the Company's commitment to maintain high in-stock levels of core merchandise, the Company generally limits its stock keeping units ("SKUs") per store to approximately 3,200 items. The majority of items are priced at $1 and in increments of $1, with the most expensive items generally priced at $35. The Company believes even-dollar pricing more easily demonstrates value to the customer and disciplines its merchants to continually negotiate purchase prices that conform to a limited number of retail price points. The Company believes the risk of inventory obsolescence is low because it offers quality, consumable basic merchandise. The Company regularly reviews its inventory to identify aged merchandise and sells it at reduced prices to remove it from inventory.

         Dollar General Stores receive merchandise shipments weekly from Company distribution centers. See "Item 2. -- Properties."

The Dollar General Store

         The typical Dollar General Store has approximately 6,400 square feet of selling space and is operated by a manager, an assistant manager and two or more sales clerks. Approximately 75% of the Dollar General Stores are in communities with populations of less than 25,000. As of January 29, 1999, 67% of stores were located in strip shopping centers, 18% were freestanding buildings and 15% were in downtown store buildings. The Company generally has not encountered difficulty locating suitable store sites in the past, and the Company does not anticipate experiencing difficulty in finding suitable locations in the future.


         The Company's recent store growth is summarized in the following table:

                                       Stores at                                                Net
                                       Beginning           Stores             Stores          Stores         Stores at
                  Year                  of Year            Opened             Closed          Opened         Year End
                  ----                  -------            ------             ------          ------         --------
                  1996                   2,416              360                42              318             2,734
                  1997                   2,734              468                33              435             3,169
                  1998                   3,169              551                33              518             3,687


Employees


         At March 31, 1999, the Company and its subsidiaries employed approximately 29,820 full-time and part-time employees, including regional managers, district managers, store managers, and distribution center and administrative personnel, compared with approximately 27,400 at March 31, 1998. The Company believes its relationship with its employees is good.

Competition

         The Company is engaged in a highly competitive business. The Company competes with discount stores and with many other retailers including mass merchandise, grocery, drug, convenience, variety and other specialty stores. Some of the largest retail companies in the nation have stores in some of the areas where the Company operates. Management believes that the Company competes primarily by offering quality, consumable basic merchandise at everyday low prices.

Executive Officers of the Company

The Company's executive officers as of April 16, 1999, are:

                                                                                                                Executive
                                                                                                                 Officer
                  Name                           Age                    Position                                  Since
------------------------------------------------------------------------------------------------------------------------------------
       Cal Turner, Jr.                           59         Chairman, President                                    1966
                                                            and Chief Executive Officer

       Brian M. Burr                             42         Executive Vice President,                              1998
                                                            Chief Financial Officer

       Bob Carpenter                             51         Executive Vice President,                              1981
                                                            Chief Administrative Officer

       Mike Ennis                                45         Senior Vice President,                                 1988
                                                            Company Growth and Development

       Troy Fellers                              57         Vice President,                                        1991
                                                            Distribution

       Tom Hartshorn                             48         Vice President,                                        1992
                                                            Merchandising Operations

       Holger Jensen                             52         Vice President,                                        1994
                                                            Information Services

       Susan Milana                              49         Vice President,                                        1997
                                                            Human Resources and
                                                            Employee Support Services

       Stonie O'Briant                           44         Senior Vice President,                                 1995
                                                            Merchandising

       Randy Sanderson                           44         Vice President,                                        1996
                                                            Controller

       Jeff Sims                                 48         Vice President,                                        1999
                                                            Distribution and Logistics


       Leigh Stelmach                            59         Executive Vice President,                              1989
                                                            Operations


       Robert Warner                             49         Vice President,                                        1998
                                                            General Merchandising Manager

       Earl Weissert                             53         Executive Vice President,                              1999
                                                            Operations

         All executive officers of the Company serve at the pleasure of the Board of Directors. Messrs. Turner, Carpenter, Ennis, Fellers, Hartshorn, Jensen and Stelmach have been employed by the Company as executive officers for more than the past five years.

The following is a brief summary of the business experience of the executive officers:

Mr. Turner joined the Company in 1965 and was elected President, Chief Executive Officer in 1977. Mr. Turner has served as Chairman of the Board since January 1989.

Mr. Burr joined the Company as Executive Vice President in August 1998 and was promoted to Chief Financial Officer in April 1999. Before joining the Company, Mr. Burr served as President of Upper Deck Companies, a sports trading card and memorabilia company. Mr. Burr joined Upper Deck in 1990 and served as Senior Vice President of Operations before becoming President in 1994.

Mr. Carpenter currently serves as Executive Vice President, Chief Administrative Officer. He joined the Company in 1981 as Vice President, Administration and General Counsel. From 1987 to 1993, Mr. Carpenter served as Vice President, Administration, Chief Counsel and Corporate Secretary. Mr. Carpenter was named Vice President and Chief Administrative Officer in 1993 and Executive Vice President in 1998.

Mr. Ennis was named Senior Vice President, Company Growth and Development in 1998. Mr. Ennis joined the Company as Vice President, Merchandising in 1988 and was named Vice President, Merchandising Operations in 1993, and was named Vice President Real Estate and Store Development in 1996.

Mr. Fellers was named Vice President, Distribution in March 1991. He joined the Company in 1989 as Director of Distribution. Before joining the Company, he was general manager of distribution for McCrory/TG&Y, where he had held various distribution management positions since 1967.

Mr. Hartshorn joined the Company as Vice President, Operations in 1992 and was named Vice President, Merchandising Operations in 1993. Before joining the Company, he was director of store operations for McCrory/TG&Y where he held various management positions in operations since 1968.

Mr. Jensen joined the Company in his current capacity, Vice President, Information Services, in 1994. Before joining the Company, he served as Vice President of Management Information Systems for OW Office Warehouse, Inc., an office supply retailer, from 1991 until 1994.

Ms. Milana joined the Company as Vice President, Human Resources and Employee Support Services in October 1997. Before joining the Company, Ms. Milana served for four years with PepsiCo, Inc. in various positions including Vice President of Staffing, Career Development and Diversity.

Mr. O'Briant was named Senior Vice President, Merchandising in 1998. Mr. O'Briant joined the Company in 1991 as Hardlines Merchandise Manager, in 1992 was named General Merchandise Manager, and named Vice President, Merchandising in 1995. Before joining Dollar General, Mr. O'Briant spent 17 years with Fred's, Inc. where he served in a number of executive management positions including
Vice President, Hardlines, Vice President, Softlines and Vice President, Household Goods.

Mr. Sanderson joined the Company in November 1996 as Vice President, Controller. Before November 1996, he served as Vice President and Controller of Famous-Barr, a division of the May Department Stores Company. During his 23-year career with the May Department Stores Company, Mr. Sanderson had responsibility for a variety of financial and accounting functions at both the corporate and operating division level.

Mr. Sims joined the Company in March 1999 as Vice President, Distribution and Logistics. Before joining the Company, Mr. Sims served with Hills Department Stores, a mass merchandising company, in various management positions including Senior Vice President, Logistics from 1997 to 1999. From 1995 to 1996, Mr. Sims served as Vice President, Logistics for Thorn Services International, a rent-to-own services company. From 1992 to 1994, Mr. Sims served as Vice
President, Logistics for Lesco, Inc., a manufacturer and distributor of industrial products.

Mr. Stelmach joined the Company in 1989 as Vice President, Merchandising/ Operations and was named Executive Vice President, Operations in 1993. Before joining the Company, Mr. Stelmach was President of Fred's Store in Memphis, Tennessee for two years, and he was senior vice president of merchandising for Howard Brothers Discount in Monroe, Louisiana for two years. He was also in distribution and store operations for the Target Stores for 15 years.

Mr. Warner was named Vice President, General Merchandising Manager in November 1998. Mr. Warner joined the Company in 1989 as a hardware buyer. Mr. Warner has held various management positions with the Company including Hardlines Divisional Merchandise Manager, Director or Products and Processes, and General Merchandise Manager. Mr. Weissert joined the Company as Executive Vice President, Operations in April 1999. Before joining the Company, Mr. Weissert served as Senior Vice President, Store Operations/Pharmacy for Zeller's Discount Stores, a mass merchandising company.

Mr. Weissert joined Zeller's Discount Stores as Vice President, Store Operations in 1997 and was named Senior Vice President in 1998. Mr. Weissert served Montgomery Ward, a mass merchandising company, as Regional Vice President from 1995 to 1996 and as Executive Vice President from 1996 to 1997. Mr. Weissert also served in various management positions with F&M Distributors, a discount merchandising company from 1986 to 1995.

ITEM 2.  PROPERTIES

         As of January 29, 1999, the Company  operated 3,687 retail stores located in 24 states.  The following table sets forth the number of stores located in each state:
         State                            Number of Stores             State                            Number of Stores
------------------------------------------------------------------------------------------------------------------------------------
         Alabama                                  163                  Mississippi                             181
         Arkansas                                 132                  Missouri                                108
         Delaware                                  11                  Nebraska                                25
         Florida                                  211                  North Carolina                          174
         Georgia                                  179                  Ohio                                    187
         Illinois                                 185                  Oklahoma                                170
         Indiana                                  184                  Pennsylvania                            146
         Iowa                                      73                  South Carolina                          116
         Kansas                                    85                  Tennessee                               239
         Kentucky                                 183                  Texas                                   504
         Louisiana                                128                  Virginia                                178
         Maryland                                  40                  West Virginia                            85

         Substantially all of the Company's stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. In 1998, the Company's aggregate store rental expense was approximately $104.0 million, or an average of $4.38 per square foot of selling space. The Company's policy is to negotiate low-cost, short-term leases (usually three to five years) with multiple renewal options when available.

         The Company's distribution centers serve Dollar General Stores as described in the following tables:

                              As of January 29,1999

                                                                          Square               Stores
         Location                                                         Footage              Served
----------------------------------------------------------------------------------------------------------------
         Indianola, Mississippi                                              826,000              503
         Scottsville, Kentucky                                               782,000              643
         Ardmore, Oklahoma                                                   760,000              909
         South Boston, Virginia                                             718,000               945
         Villa Rica, Georgia (a)                                             600,000              N/A
         Homerville, Georgia                                                 510,000              687
----------------------------------------------------------------------------------------------------------------
         Total                                                             4,196,000            3,687
----------------------------------------------------------------------------------------------------------------

         (a) Provides the initial stocking of new stores.

                             Additional Construction

                                                                             Planned           Scheduled
                                                                             Square           Completion
         Location                                                            Footage             Date
----------------------------------------------------------------------------------------------------------------
         Alachua, Florida                                                    1,200,000          1st Qtr  2000
         Fulton, Missouri                                                    1,100,000          3rd Qtr  1999
         South Boston, Virginia expansion                                      484,000          1st Qtr  1999
         Ardmore, Oklahoma expansion                                           450,000          2nd Qtr  1999
----------------------------------------------------------------------------------------------------------------
         Total                                                               3,234,000
----------------------------------------------------------------------------------------------------------------
         Total capacity after construction                                   7,430,000
----------------------------------------------------------------------------------------------------------------

         The Company owns the DCs located in Scottsville, Kentucky, Ardmore, Oklahoma and Homerville, Georgia. The Company leases the DCs at South Boston, Virginia, Indianola, Mississippi and Fulton, Missouri pursuant to five year leases with renewable lease options. The Company plans to complete the sale leaseback transaction on the Ardmore, Oklahoma DC during the second quarter of 1999.

         The Company's executive offices are located in approximately 60,000 square feet of leased space in Goodlettsville, Tennessee and 30,000 square feet of leased space in Nashville, Tennessee. During October 1997, construction began on the Company's new administrative office complex located in Goodlettsville, Tennessee. The Company intends to consolidate administrative operations currently located in its Scottsville, Kentucky, Goodlettsville, Tennessee and Nashville, Tennessee offices into the new facility. The new facility will consist of an aggregate of 300,000 square feet of which 200,000 square feet is scheduled to be completed in the third quarter of 1999. The Goodlettsville office complex will be approximately 20 miles from the current Nashville office and approximately 50 miles from the current Scottsville office.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders during the fourth quarter ended January 29, 1999.

                                     PART II

5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange under the symbol "DG." The following table sets forth the range of the high and low sale prices of the Company's common stock during each quarter in the two most recent fiscal years as reported on the New York Stock Exchange. Prices have been restated to reflect the five-for-four common stock splits distributed on March 23, 1998 and September 21, 1998. All dividends and prices have been rounded to the nearest cent.

                                       First                     Second                     Third                  Fourth
   1998                              Quarter                    Quarter                   Quarter                 Quarter
------------------------------------------------------------------------------------------------------------------------------------
   High                               $32.10                     $37.80                    $32.95                  $26.88
   Low                                 23.36                      29.40                     20.00                   22.00
   Dividend as declared                  .04                        .03                       .03                     .03
   Dividend as adjusted                  .03                        .03                       .03                     .03

                                       First                     Second                     Third                  Fourth
   1997                              Quarter                    Quarter                   Quarter                 Quarter
------------------------------------------------------------------------------------------------------------------------------------
   High                               $18.10                     $23.70                    $24.60                  $25.60
   Low                                 13.40                      14.80                     18.40                   19.60
   Dividend as declared                  .05                        .04                       .04                     .04
   Dividend as adjusted                  .03                        .03                       .03                     .03


     The approximate number of record holders of the Company's common stock as of April 12, 1999, was 5,321. The Company has paid cash dividends on its common stock since 1975. The Board of Directors regularly reviews the Company's dividend policy to ensure that it is consistent with the Company's earnings performance, financial condition and need for capital and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA
              (In thousands, except share, per share and operating data)

                                                 January         January           January          January           January
                                                     29, 1999        30, 1998          31, 1997         31, 1996          31, 1995
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Net sales                                          $3,220,989       $2,627,325       $2,134,398       $1,764,188        $1,448,609
Gross profit                                       $  905,877       $  742,135       $  604,795       $  503,619        $  420,679
Income before taxes on income                      $  280,915       $  231,779       $  185,017       $  141,546        $  118,288
Net income                                         $  182,033       $  144,628       $  115,100       $   87,818        $   73,634
Net income as a % of sales                                5.7              5.5              5.4              5.0               5.1
------------------------------------------------------------------------------------------------------------------------------------
PER DILUTED SHARE RESULTS:
Net income (a)                                     $     0.85       $     0.67       $     0.53       $     0.41        $     0.35
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends per
   share of common stock(a)                        $     0.13       $     0.10       $     0.08       $     0.07        $     0.05
Weighted average diluted
   shares (a)                                         214,719          214,363          215,266          214,109          210,599
FINANCIAL POSITION:
Assets                                             $1,211,784       $  914,838       $  718,147       $  679,996        $  540,868
Long-term obligations                              $      786       $    1,294       $    2,582       $    3,278        $    4,767
Shareholders' equity                               $  725,761       $  583,896       $  485,529       $  420,011        $  323,756
Return on avg. assets %                                  17.1             17.7             16.5             14.4              15.7
Return on avg. equity %                                  27.8             27.0             25.4             23.6              26.1
------------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Retail stores at end of period                          3,687            3,169            2,734            2,416             2,059
Year-end selling square feet (000)                     23,719           20,112           17,480           15,302            12,726
Hardlines sales %                                          82               82               75               70                66
Softlines sales %                                          18               18               25               30                34
------------------------------------------------------------------------------------------------------------------------------------

(a) As adjusted to give retroactive effect to all common stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis contains historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, general transportation and distribution delays or interruptions, inventory risks due to shifts in market demand, changes in product mix, interruptions in suppliers' business, costs and delays associated with building, opening and operating new distribution centers ("DC's") and stores, and year 2000 compliance issues. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

         The following text contains references to years "2000", "1999", "1998", "1997" and "1996" which represent fiscal years ending January 26, 2001, January 28, 2000, January 29, 1999, January 30, 1998 and January 31, 1997, respectively. This discussion and analysis should be read with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto.

General

         During 1998, Dollar General achieved record sales and earnings and continued its rapid pace of new store openings. In addition, the Company lowered its selling, general and administrative expense, as a percentage of net sales, for the ninth consecutive year. Despite the start-up costs associated with opening new stores and store remodeling costs associated with the Company's addition of its new basic-apparel program, the Company increased earnings per diluted share by more than 20% for the third consecutive year. From 1994 through 1998, the Company had a compound annual growth rate of 23.3% in net sales and 30.7% in net income.

         For the eleventh consecutive year, the Company increased its total number of store units. The Company opened 551 new stores in 1998, compared with 468 in 1997 and 360 in 1996. In 1998, the Company remodeled or relocated 351 stores, compared with 195 in 1997 and 168 in 1996. During the last three years, the Company opened, remodeled or relocated 2,093 stores, accounting for approximately 57% of the total stores at January 29, 1999. The three states in which the greatest number of new stores were opened during 1998 were Texas, North Carolina and Georgia. The Company ended the year with 3,687 stores.

         The 1998 new stores and relocations, net of 33 closed stores, added an aggregate of approximately 3,600,000 selling square feet to the Company's total sales space, providing the Company with an aggregate of approximately 23,700,000 selling square feet at the end of the year. The average store measured approximately 6,400 selling square feet in 1998, 1997 and 1996. In 1998, the size of the average new store increased to approximately 6,900 selling square feet from 6,200 in 1997 and 1996. This increase reflects the Company's focus in 1998 on opening stores with a minimum of 6,300 selling square feet.


         In 1998, the Company introduced a new preferred development program to support continued new store growth. This program enables the Company to partner with established development firms to build stores in markets where existing, acceptable retail space is unavailable. In 1998, the Company opened 50 new stores through this program. In 1999, the Company plans to expand this program and open approximately 200 preferred development stores. The size of these stores will average approximately 8,100 selling square feet.


         Within its current 24-state market, the Company anticipates opening 550 to 575 new stores, net of closed stores, in addition to relocating approximately 200 to 250 existing stores in 1999. The Company will continue to focus on (a) opening stores within 200 miles of a distribution center; (b) opening stores with a minimum of 6,300 selling square feet and expanding the preferred development program; and (c) relocating stores with less than 5,500 selling square feet. In 1999, management expects the new store average square feet to continue to increase slightly.


         The Company's sales mix remained consistent at 82% hardlines/18% softlines for 1998 and 1997, compared with 75% hardlines/25% softlines in 1996. The space allocation of hardlines to softlines in the current store prototype also remained consistent at 65%/35% in 1998 and 1997, compared with the 50%/50% allocation in 1996. In July 1998, the Company rolled out a new basic apparel program in a full range of sizes for the entire family. This program increased the selection of quality basic apparel without increasing the square footage allocation of softline merchandise. Management expects that this program may shift the Company's sales mix slightly toward more softlines in 1999. The Company will continue to evaluate the performance of its products in 1999 making changes where appropriate. However, management does not anticipate the sales mix or space allocation to change significantly as a result of any such changes.

         In  the  second   quarter  of  1998,   the  Company  opened  its  fifth
distribution center, an 826,000 square foot facility located in Indianola, Mississippi. This opening was achieved with minimal disruption to the flow of merchandise to stores. In July 1998, the Company leased and opened its sixth distribution center, a 600,000 square foot facility located in Villa Rica, Georgia. This facility is dedicated to serving the initial stocking needs of new stores.
         In the first quarter of 1999, the Company completed a 484,000 square foot expansion of its South Boston, Virginia DC. In the second quarter of 1999, the Company plans to complete a 450,000 square foot expansion of its Ardmore, Oklahoma DC. In addition, the Company plans to open a seventh distribution center in Fulton, Missouri in the third quarter of 1999. Continuing to support its rapidly growing store base and improving distribution efficiencies, the Company anticipates opening its eighth distribution center in Alachua, Florida in the first quarter of 2000. Management believes the additional distribution capacity will continue to reduce the need for outside warehouses during peak, seasonal shipping periods and will accommodate planned store growth.

         In 1998, the Company installed a new general ledger system and implemented electronic data interchange purchase ordering with approximately 600 core vendors. Among other planned technology advancements for 1999, the Company will implement a new distribution center merchandise replenishment system, expand its electronic data interchange capabilities and install a new transportation management system which will improve the routing efficiencies of its transportation network.

Results of Operations

         Net Sales. Net sales totaled $3.22 billion for 1998, $2.63 billion for 1997 and $2.13 billion for 1996. These totals represent annual increases of 22.6% in 1998, 23.1% in 1997 and 21.0% in 1996. These increases resulted from 518 net new stores and a same-store net sales increase of 8.3% for the 52-week period ending January 29, 1999; 435 net new stores and a same-store net sales increase of 8.4% in 1997; and 318 net new stores and a same-store net sales increase of 8.2% in 1996. The Company defines same-stores as those stores which were opened before the beginning of the prior fiscal year and which have remained open throughout both the prior and current fiscal years.

         Gross Profit. Gross profit for 1998 was $905.9 million compared with $742.1 million in 1997 and $604.8 million in 1996. Gross profit, as a percentage of net sales, was 28.1% for 1998 compared with 28.3% for 1997 and 1996. The 1998 result reflects an increase in inventory shrinkage, as a percentage of net sales, offset slightly by reduced distribution expense, as a percentage of net sales, and higher initial mark-up. In 1998, inventory shrinkage was 2.5% of net sales compared with 2.2% in 1997 and 2.7% in 1996. Management believes that the Company's continuing focus on delivering the lowest possible price to its customers will result in gross profit, as a percentage of net sales, to decline slightly in 1999.


         Selling, General and Administrative Expense. For the ninth consecutive year, the Company reduced its selling, general and administrative ("SG&A") expense, as a percentage of net sales, to 19.1% in 1998, compared with 19.3% in 1997 and 19.4% in 1996. SG&A expense for 1998 was $616.6 million, compared with $506.6 million in 1997 and $415.1 million in 1996. In 1998, the lower SG&A expense, as a percentage of net sales, resulted primarily from (a) lower advertising costs through the elimination of the December direct-mail circular and (b) lower employee incentive compensation offset slightly by an increase in workers' compensation expense. All other expense categories remained relatively flat, as a percent of net sales.


         Interest Expense. In 1998, interest expense was $8.3 million, compared with $3.8 million in 1997 and $4.7 million in 1996. The increased interest expense in 1998 resulted primarily from increased short-term borrowings used to finance the increased inventory required to supply two new distribution centers and 518 net new stores, and from the timing of the Company's repurchase of common stock. Daily average total debt outstanding equaled $153.2 million during 1998, compared with $74.8 million in 1997 and $88.0 million in 1996.

         Provision for Taxes on Income. The effective income tax rates for 1998, 1997 and 1996 were 35.2%, 37.6% and 37.8%, respectively. The 1998 effective tax rate decreased as a result of effective tax planning strategies. Management expects the effective tax rate in 1999 to increase to 36.5%.

         Net Income. For the third consecutive year, the Company increased net income by more than 20%. In 1998, net income totaled $182.0 million (25.9% increase), compared with $144.6 million (25.6% increase) in 1997 and $115.1 million (31.1% increase) in 1996.

         Return on Equity and Assets. The ratio of net income to average shareholders' equity was 27.8% in 1998, compared with 27.0% in 1997 and 25.4% in 1996. Return on average assets was 17.1% in 1998, compared with 17.7% in 1997 and 16.5% in 1996.

Liquidity and Capital Resources

         Working Capital. Working capital increased to $423.8 million in 1998, compared with $359.0 million in 1997 and $280.1 million in 1996, or an increase of 18.1% in 1998, 28.2% in 1997 and 6.7% in 1996. The ratio of current assets to current liabilities (current ratio) was 1.9 in 1998, compared with 2.2 in 1997 and 1996.


         Cash Flows from Operating Activities. Net cash provided by operating activities was $218.6 million in 1998, compared with $139.1 million in 1997 and $170.1 million in 1996. In 1998, the cash generated from net income before depreciation and deferred taxes was offset partially by the increased inventory levels required to stock the Indianola, Mississippi and Villa Rica, Georgia DCs, the 518 net new stores and the new basic apparel program.

         In 1997, the cash generated from net income before depreciation and deferred taxes was offset partially by increased inventory levels required to stock the South Boston, Virginia DC and 435 net new stores.


         Cash Flows from Investing Activities. Capital expenditures in 1998 totaled $140.3 million, compared with $107.7 million in 1997 and $84.4 million in 1996. The Company opened 551 new stores and relocated or remodeled 351 stores at a cost of $61.6 million in 1998. Capital expenditures during 1997 and 1996 for new, relocated and remodeled stores totaled $39.4 million and $27.0 million, respectively.

         Distribution-related capital expenditures totaled $45.9 million in 1998 resulting primarily from costs associated with the 484,000 square foot expansion of the South Boston, Virginia DC and the purchase of new trailers. In 1997, the Company spent $26.2 million primarily on costs associated with the expansion of the

Scottsville, Kentucky DC and the purchase of new trailers. In 1996, the Company spent $38.6 million primarily on costs associated with the construction of the South Boston, Virginia DC.


         During 1998, the Company entered into agreements to sell and leaseback the Ardmore, Oklahoma DC (including the expansion) and the expansion of the South Boston, Virginia DC. The Company received cash advances on these sales prior to year end which are included in accrued expenses as of January 29, 1999. Upon completion of the construction of these expansions, the Company will record the sales of these properties.


         Capital expenditures during 1999 are projected to be approximately $120 million. This includes approximately $65 million for new stores, relocations and remodels; approximately $20 million for expansion of the Ardmore DC; and approximately $20 million for transportation equipment and logistics technology. The Company believes that its capital expenditure requirements in 1999 will be met through internally generated funds.


         Cash Flows from Financing Activities. Total debt at January 29, 1999 (including current maturities and short-term borrowings) was $1.5 million, compared with $24.7 million in 1997 and $43.1 million in 1996. Long-term debt at January 29, 1999 was $0.8 million, compared with $1.3 million for 1997 and $2.6 million for 1996. The ratio of total debt (including current maturities and short-term borrowings) to equity was 0.2% at January 29, 1999, compared with 4.2% at January 30, 1998, and 8.9% at January 31, 1997. Although the average daily short-term debt increased to $153.2 million in 1998, compared with $74.8 million in 1997 and $88.0 million in 1996, the Company was able to pay off all short-term borrowings at year-end with internally generated funds.

         Because of the significant impact of seasonal buying (e.g., Spring and December holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $175 million revolving credit/term loan agreement and seasonal bank lines of credit totaling $165 million at January 29, 1999. The Company's maximum outstanding short-term indebtedness in 1998 was $312.6 million in October 1998, compared with $196.1 million in November 1997. Seasonal bank lines of credit are subject to renewal on various dates throughout 1999, and the Company currently anticipates these agreements will be renewed. Management believes the existing revolving credit/term loan and seasonal bank lines will be sufficient to fund its working capital requirements and other general corporate needs in 1999.

         In addition, the Company has a $225 million leveraged lease facility which funds the construction of new stores, new DCs, and a new corporate headquarters. As of January 29, 1999, approximately $143 million of construction costs had been funded under this facility including: approximately $50 million for the construction of new stores; approximately $44 million for the Indianola, Mississippi DC; approximately $32 million for the Fulton, Missouri DC; and approximately $20 million for the corporate headquarters.

         In 1998, the Company repurchased 2,496,625 shares of common stock, after giving effect to the five-for-four stock splits distributed on March 23, 1998, and September 21, 1998, at an average cost of $29.33 per share. Under the current authorization from the Board of Directors, the Company can repurchase approximately 3.7 million additional shares.

Market Risk
         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a credit facility to fund seasonal working capital requirements which is comprised primarily of variable rate debt.

Effects of Inflation and Changing Prices

         The Company believes that inflation and/or deflation had a minimal impact on its overall operations during 1998, 1997 and 1996. In particular, the effect of deflation on cost of goods sold has been minimal as reflected by the small decline in LIFO reserves in 1998, 1997 and 1996.

Accounting Pronouncements

         The Company  will adopt  Statement of  Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," for the fiscal year ending January 26, 2001. The Company is in the process of analyzing the impact of the adoption of this Statement.

         The Company will adopt Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," for the year ending January 28, 2000. Management does not believe adoption of these Statements will have a significant impact on the Company's financial reporting.


         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the year ended January 29, 1999. See
Note 10 to the Consolidated Financial Statements appearing elsewhere in this report.

 Year 2000

         The Company recognizes that without appropriate modification, some computer programs may not operate properly when asked to recognize the year 2000. Upon reaching the year 2000, these computer programs will inaccurately interpret the "00" used in two-digit date calculations as the year 1900. In anticipation of the need to correct and otherwise prepare for any potential year 2000 computer problems, the Company formed a Year 2000 Task Force (the "Task Force") which has developed a year 2000 compliance plan (the "Plan"). The plan addresses the Company's state of readiness, the costs to address the Company's Year 2000 issues, the risks of the company's year 2000 issues and the Company's contingency plans.

The Company's state of readiness

         Internal Systems: The Company's Plan addresses all of the Company's hardware and software systems, as well as equipment controlled by microprocessors used in the offices, stores, and distribution centers. As a part of the Plan, the Task Force has completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the year 2000 and in most cases, has remedied the problem with programming changes. The Plan has identified the Company's accounting, inventory management and warehouse management systems as critical systems. The Company expects the programming changes and software replacement for systems that are not already year 2000 compliant will be completed during the first and second quarters of 1999. The Company has completed testing the year 2000 readiness of many of its systems and expects to complete the testing process by July 1999. The Company's year 2000 compliance effort has not resulted in any material delays to other internal information technology projects.

         External Systems: The Company has requested, and is receiving, written confirmation from vendors, suppliers and other service providers ("Third Party Vendors") as to their year 2000 system compliance status. Although the Company is diligently seeking and is receiving information as to its Third Party
Vendors' year 2000 compliance progress, there can be no assurance that such Third Party Vendors will have remedied their year 2000 issues. Although the Company currently knows of no material Third Party Vendor system that will not be year 2000 ready, the failure of any significant Third Party Vendor to remedy its year 2000 issues could have a material adverse effect on the Company's operations, financial position or liquidity. The Company will continue to aggressively monitor the progress of its Third Party Vendors in an effort to mitigate its own year 2000 non-compliance risk.

The costs to address the Company's Year 2000 issues

         Based on the Company's current estimates, the cost of addressing the Company's year 2000 remediation efforts will be between $400,000 and $600,000. To date, expenditures have been less than $100,000. Costs are being expensed when incurred. This cost estimate excludes the costs of previously planned software implementations as well as salaries of existing employees involved in the year 2000 remediation efforts. These projected costs are based upon management's best estimates which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these costs estimates will be accurate; actual results could differ materially.

The risks of the Company's Year 2000 issues

         Management believes that its greatest risk to achieving timely year 2000 compliance is in its third-party relationships. For example, if a significant vendor experiences shipping delays because either its systems or a Third Party Vendor's systems are not year 2000 compliant, such delays could have a material impact on the Company's business depending on the nature of the shipment and the length of the shipping delay. However, currently available information indicates that the Company's significant Third Party Vendors will be year 2000 ready. Management also believes there is a moderate level of risk associated with the unconfirmed year 2000 compliance status of small utility companies that provide utility service to the Company's individual stores.

The Company's contingency plans

         The Company will continue to closely monitor the year 2000 compliance readiness of its Third Party Vendors and, where appropriate, will replace those Third Party Vendors who appear to be unwilling to confirm their year 2000 readiness or who are unable to meet compliance deadlines. The Company has been developing, and intends to complete by July 1999, a comprehensive business continuity plan ("BCP") that is designed to respond to significant business interruption. The BCP focuses on business recovery and continuation made necessary by natural disaster, year 2000 system non-compliance, vendor breach of contract or any other factor. Although it is impossible to accurately predict and prepare for all risks associated with the year 2000 issue, the Company will continue to evaluate and modify where appropriate its BCP to address those risks which it believes are reasonably foreseeable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a credit facility to fund seasonal working capital requirements which is comprised primarily of variable rate debt.

         As of January 29, 1999, the Company was a party to interest rate swap agreements covering $200 million of its $225 million leveraged lease facility and expiring throughout 2008. These swap agreements exchange the Company's floating interest rate exposure on the lease payments under its $225 million leveraged lease facility for fixed rent payments. The Company will pay a weighted average fixed rate of 5.50% on $200 million of the $225 million facility rather than the one-month LIBOR rate plus 0.13%, which was 5.04% at January 29, 1999. The fair value of the interest rate swap agreements was ($8.9) million at January 29, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                CONSOLIDATED BALANCE SHEETS
                                      (Dollars in thousands, except per share amounts)
                                                                              January 29, 1999             January 30, 1998
                                                                              ----------------             ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $   22,294                   $  7,128
   Merchandise inventories                                                            811,722                    631,954
   Deferred income taxes                                                                2,523                      5,743
   Other current assets                                                                42,378                     21,884
---------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                         878,917                    666,709
---------------------------------------------------------------------------------------------------------------------------
Property and equipment, at cost:
   Land                                                                                 5,983                      5,698
   Buildings                                                                           47,687                     46,061
   Furniture, fixtures and equipment                                                  474,568                    340,152
---------------------------------------------------------------------------------------------------------------------------
                                                                                      528,238                    391,911
   Less accumulated depreciation                                                      201,830                    150,466
---------------------------------------------------------------------------------------------------------------------------
   Net property and equipment                                                         326,408                    241,445
---------------------------------------------------------------------------------------------------------------------------
Other assets                                                                            6,459                      6,684
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $1,211,784                   $914,838
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                               $      725                   $  1,450
   Short-term borrowings                                                                    0                     21,933
   Accounts payable                                                                   257,759                    179,958
   Accrued expenses                                                                   172,825                     92,027
   Income taxes                                                                        23,825                     12,343
---------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                    455,134                    307,711
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                            786                      1,294
---------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                  30,103                     21,937
---------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, stated value $.50 per share:
         Shares authorized: 1998-10,000,000;
         1997-5,000,000
         Issued: 1998-1,716,000; 1997-1,716,000                                           858                        858
   Common stock, par value $.50 per share:
         Shares authorized: 1998-500,000,000;
         1997-200,000,000
         Issued: 1998-210,242,000; 1997-167,052,000                                   105,121                     83,526
   Additional paid-in capital                                                         418,039                    379,954
   Retained earnings                                                                  402,270                    320,085
---------------------------------------------------------------------------------------------------------------------------
                                                                                      926,288                    784,423
   Less treasury stock, at cost:
         Shares:1998-32,725,000; 1997-26,180,000                                      200,527                    200,527
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            725,761                    583,896
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $1,211,784                   $914,838
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                             CONSOLIDATED STATEMENTS OF INCOME
                                      (Dollars in thousands, except per share amounts)


                                                                   For the years ended
                                            January 29, 1999              January 30, 1998            January 31, 1997
                                                          % of                         % of                         % of
                                                          Net                           Net                          Net
                                            Amount       Sales            Amount       Sales           Amount       Sales
---------------------------------------------------------------------------------------------------------------------------

Net sales                                 $3,220,989     100.0%         $2,627,325     100.0%       $2,134,398     100.0%
Cost of goods sold                         2,315,112     71.9            1,885,190     71.8          1,529,603     71.7
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                 905,877     28.1              742,135     28.3            604,795     28.3
Selling, general and
   administrative                            616,613     19.1              506,592     19.3            415,119     19.4
---------------------------------------------------------------------------------------------------------------------------
Operating profit                             289,264      9.0              235,543      9.0            189,676      8.9
Interest expense                               8,349      0.3                3,764      0.1              4,659      0.2

---------------------------------------------------------------------------------------------------------------------------
Income before taxes on
   income                                    280,915      8.7              231,779      8.8            185,017      8.7
Provisions for taxes
   on income                                  98,882      3.0               87,151      3.3             69,917      3.3
---------------------------------------------------------------------------------------------------------------------------
Net income                                $  182,033      5.7%          $  144,628      5.5%        $  115,100      5.4%
===========================================================================================================================
Diluted earnings
    per share                             $     0.85                    $     0.67                  $     0.53
Weighted average diluted
    shares (000)                             214,719                       214,363                     215,266
Basic earnings per share                  $     1.01                    $     0.80                  $     0.64
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   For the years ended January 29, 1999, January 30, 1998 and January 31, 1997
                 (Dollars in thousands, except per share amounts)

                                                                              Additional
                                                 Preferred      Common         Paid-in         Retained        Treasury
                                                  Stock         Stock          Capital         Earnings         Stock
---------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1996                         $858         $42,762         $303,609        $273,309       ($200,527)
Net income                                                                                       115,100
5-for-4 stock split,
  February 12, 1997                                              10,621                          (10,621)
Cash dividends, $0.20 per
  common share                                                                                   (14,442)
Cash dividends, $1.41 per
  preferred share                                                                                 (2,413)
Issuance of common stock
   under employee stock
  incentive plans
  (1,418,000 common shares)                                         709           17,019
Tax benefit from exercise
  of options                                                                       8,809
Repurchase of common stock
  (2,000,000 shares)                                             (1,000)                         (58,788)
Transfer to employee stock
  ownership plan (26,000
  common shares)                                                     13              511
---------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1997                          858          53,105          329,948         302,145        (200,527)
Net income                                                                                       144,628
5-for-4 stock split,
  September 22, 1997                                             13,416                          (13,416)
5-for-4 stock split,
  March 23, 1998                                                 16,705                          (16,705)
Cash dividends,

  $0.17 per common share                                                                         (19,170)

Cash dividends, $1.90 per
  preferred share                                                                                 (3,269)
Issuance of common stock
   under employee stock
   incentive plans
  (2,560,000 common shares)                                       1,280           29,566
Tax benefit from exercise                                                         19,855
  of options
Repurchase of common

  stock (1,991,000 shares)                                         (995)                         (74,128)

Transfer to employee
  stock ownership plan
  (30,000 common shares)                                             15              585
---------------------------------------------------------------------------------------------------------------------------
Balances, January 30, 1998                          858          83,526          379,954         320,085       (200,527)

                                                                              Additional
                                                 Preferred      Common         Paid-in         Retained        Treasury
                                                  Stock         Stock          Capital         Earnings         Stock
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                       182,033
5-for-4 stock split,
  September 21, 1998                                             21,090          (21,090)
Cash dividends,
  $0.14 per common share                                                                         (24,114)
Cash dividends,
  $2.04 per preferred share                                                                       (3,497)
Issuance of common stock
   under employee stock
   incentive plans
  (2,976,000 common shares)                                       1,488           27,523
Tax benefit from exercise
  of options                                                                      30,913
Repurchase of common
  stock (1,997,000 shares)                                         (999)                         (72,237)
Transfer to 401(k) Plan
  (32,000 common shares)                                             16              739
===========================================================================================================================
Balances, January 29, 1999                         $858        $105,121         $418,039        $402,270        ($200,527)
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                       For the years ended
---------------------------------------------------------------------------------------------------------------------------------
                                                                        January 29,        January 30,        January 31,
                                                                           1999               1998               1997
Cash flows from operating activities:
   Net income                                                             $182,033          $ 144,628          $ 115,100
   Adjustments to reconcile net income to
     net cash provided by
      operating activities:
         Depreciation and amortization                                      53,112             38,734             30,965
         Deferred income taxes                                              11,386             14,312             10,878
   Change in operating assets and liabilities:
      Merchandise inventories                                             (179,768)          (155,851)            12,259
      Other current assets                                                 (20,494)            (3,640)            (6,696)
      Accounts payable                                                      77,801             76,435                347
      Accrued expenses                                                      80,798             21,586              8,342
      Income taxes                                                          11,482              2,341             (4,755)
     Other                                                                   2,260                574              3,651
---------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by
         operating activities                                              218,610            139,119            170,091
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of property and equipment                                     (140,332)          (107,700)           (84,411)
Proceeds from sale of property and
     equipment                                                                 222             33,811                  0
---------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                               (140,110)           (73,889)           (84,411)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of short-term borrowings                                       272,151            166,180            193,692
   Repayments of short-term borrowings                                    (294,084)          (182,716)          (227,369)
   Issuance of long-term debt                                                1,240                190              1,677
   Repayments of long-term debt                                             (2,473)            (2,058)            (1,879)
   Payment of cash dividends                                               (27,611)           (22,440)           (16,856)
   Proceeds from exercise of stock
     options                                                                29,011             30,847             17,729
   Repurchase of common stock                                              (73,236)           (75,123)           (59,788)
   Tax benefit from stock option
      exercises                                                             30,913             19,855              8,809
Other 755                                                                      600                524
---------------------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                (63,334)           (64,665)           (83,461)
---------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and
   cash equivalents                                                         15,166                565              2,219
Cash and cash equivalents, beginning of year                                 7,128              6,563              4,344
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                    $ 22,294          $   7,128          $   6,563
=================================================================================================================================
Supplemental cash flow information Cash paid during year for:
   Interest                                                               $  9,275          $   4,608          $   5,761
   Income taxes                                                           $ 46,439          $  50,831          $  55,646
=================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Accounting Policies:

         The Company sells general merchandise on a retail basis through 3,687 stores (as of January 29, 1999), located predominantly in small towns in the midwestern and southeastern United States. The Company has distribution centers in Scottsville, Kentucky; Homerville, Georgia; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Villa Rica, Georgia; Fulton, Missouri (under development); and Alachua, Florida (under development).

         Basis of presentation


         The Company's fiscal year ends on the Friday closest to January 31. The
         consolidated    financial    statements   include   all   subsidiaries.
         Inter-company transactions have been eliminated.


         Cash and cash equivalents

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

         Inventories

         Inventories are stated at cost using the retail last-in, first-out ("LIFO") method which is not in excess of market. The excess of current cost over LIFO cost was $15.0 million, $16.4 million and $18.4 million at January 29, 1999, January 30, 1998 and January 31, 1997, respectively. LIFO reserves decreased by $1.4 million in 1998, $2.0 million in 1997 and $2.2 million in 1996.

         Pre-opening costs

         Pre-opening costs for new stores are expensed as incurred.

         Property and equipment

         Property and equipment are recorded at cost. The Company provides for depreciation of buildings and equipment on a straight-line basis over the following estimated useful lives: 40 years for buildings; 3 to 10 years for furniture, fixtures and equipment. Depreciation expense was $52.9 million, $38.5 million and $30.8 million in 1998, 1997 and 1996, respectively.

         Insurance claims provisions

         In 1996, the Company established The Greater Cumberland Insurance Company, a Vermont-based, wholly-owned subsidiary captive insurance company. This insurance company charges Dollar General's subsidiary companies competitive premium rates to insure workers' compensation and non-property general liability claims risk. The insurance company currently insures no unrelated third-party risk.

         The Company retains a significant portion of the risk for its workers' compensation, employee health insurance, general liability, property, and automobile coverages. Accordingly, provisions are made for the Company's actuarially determined estimates of discounted future claim costs for such risks. To the extent that subsequent claim costs vary from those estimates, current earnings are charged or credited.

         Derivative financial instruments

         All outstanding interest rate swap agreements have been designated as hedges of the Company's commitment under its $225 million leveraged lease facility. The Company recognizes interest differentials as adjustments to rent expense in the period they occur. Gains and losses on terminations of interest rate swap agreements would be deferred and amortized to rent expense over the shorter of the original term of the agreements or the remaining life of the associated outstanding commitment. The counterparties to these instruments are major financial institutions. The fair value of the Company's interest rate swap agreements is based on dealer quotes. These values represent the amounts the Company would receive or pay to terminate the agreements taking into consideration current interest rates. These counterparties expose the Company to credit risk in the event of non-performance; however, the Company does not anticipate non-performance by the other parties. The Company does not hold or issue derivative financial instruments for trading purposes.

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

         Accounting pronouncements


         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fiscal year ended January 29, 1999. See Note 10.

         The company adopted SFAS No. 130, "Reporting Comprehensive Income," during the fiscal year ended January 29, 1999. Net income equaled comprehensive income for 1998, 1997 and 1996.

2.       Cash and Short-term Borrowings:

         The cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Investments in highly-rated, short-term marketable securities totaling $15.0 million at January 29, 1999, have been included in cash and cash equivalents. Outstanding but unpresented checks totaling $125.3 million and $65.5 million at January 29, 1999, and January 30, 1998, respectively, have been included in accounts payable. Upon presentation for payment, they will be funded through available cash balances or the Company's revolving credit/term loan agreement.

         The Company had seasonal lines of credit with banks totaling $165.0 million at January 29, 1999, and $175.0 million at January 30, 1998. The lines are subject to periodic review by the lending institutions which may increase or decrease the amounts available. There were no borrowings outstanding under these lines of credit at January 29, 1999, compared with $1.9 million outstanding at January 30, 1998.

         The Company also has a $175.0 million revolving credit/term loan agreement which expires in September 2002. There were no borrowings under the revolver at January 29, 1999, compared with $20.0 million at January 30, 1998. Interest rates on amounts borrowed under this agreement can float with the prime commercial lending rate or can be fixed not to exceed the relevant adjusted LIBOR rate plus 0.225%.

         The weighted average interest rates for all short-term borrowings were 5.5% and 5.7% at January 29, 1999, and January 30, 1998, respectively. The revolving credit loan agreement contains certain restrictive covenants. At January 29, 1999, the Company was in compliance with all such covenants.

         At January 29, 1999, and January 30, 1998, the Company had  outstanding
         letters  of  credit   totaling   $101.1   million  and  $66.5  million,
         respectively.

3.       Accrued Expenses:

         Accrued expenses consist of the following:

         (In thousands)                                                                      1998                1997
---------------------------------------------------------------------------------------------------------------------------------
         Advance on sale/leaseback transactions                                              $67,951            $      0
         Compensation and benefits                                                            34,766              33,536
         Insurance                                                                            29,069              25,644
         Taxes (other than taxes on income)                                                    8,758              18,887
         Rent                                                                                  8,725               6,293
         Dividends                                                                             6,615               5,346
         Freight and other                                                                    16,941               2,321
---------------------------------------------------------------------------------------------------------------------------------
         Total accrued expenses                                                             $172,825             $92,027
=================================================================================================================================

         During 1998, the Company entered into agreements to sell and leaseback the Ardmore, Oklahoma DC (including the expansion) and the expansion of its South Boston, Virginia DC. The Company received cash advances on these sales prior to year end which are included in accrued expenses as of January 29, 1999. Upon completion of the construction of these expansions, the Company will record the sales of these properties.

  4.     Income Taxes:

         The provision for taxes consists of the following:

         (In thousands)                                                    1998                1997                1996
---------------------------------------------------------------------------------------------------------------------------------
         Currently payable:
           Federal                                                         $85,333            $68,177            $54,015
           State                                                             2,163              4,662              5,604
---------------------------------------------------------------------------------------------------------------------------------
         Total currently payable                                            87,496             72,839             59,619
---------------------------------------------------------------------------------------------------------------------------------
         Deferred:
           Federal                                                          10,631             13,503              8,710
           State                                                               755                809              1,588
---------------------------------------------------------------------------------------------------------------------------------
         Total deferred                                                     11,386             14,312             10,298
---------------------------------------------------------------------------------------------------------------------------------
         Total provision                                                   $98,882            $87,151            $69,917
=================================================================================================================================

         Deferred tax expense is recognized for the future tax consequences of temporary differences between the amounts reported in the Company's financial statements and the tax basis of its assets and liabilities. Differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                                   1998                                 1997
         (In thousands)                                  Assets         Liabilities           Assets          Liabilities
---------------------------------------------------------------------------------------------------------------------------------
         Inventories                                        $    0         $ 4,334             $3,008            $   268
         Property and equipment                                  0          24,847                  0             20,969
         Accrued insurance                                   1,957               0              1,967                  0
         Other                                                 566             922                768                700
=================================================================================================================================
         Total deferred taxes                               $2,523         $30,103              $5,743           $21,937
=================================================================================================================================

          Reconciliation of the federal statutory rate and the effective income tax rate follows:


                                                                           1998                1997                 1996
---------------------------------------------------------------------------------------------------------------------------------
         Federal statutory rate                                            35.0%               35.0%               35.0%
         State income taxes, net of federal
           income tax benefit                                               0.8                 2.7                 2.8
         Tax credits                                                       (0.2)               (0.1)                0.0
         Other                                                             (0.4)                0.0                 0.0
=================================================================================================================================
         Effective income tax rate                                         35.2%               37.6%               37.8%
=================================================================================================================================

5.       Earnings Per Share:

         Amounts are in thousands except per share data and shares have been adjusted to give retroactive effect to all common stock splits.

                                                                                               1998
                                                                                                                  Per-Share
                                                                           Income             Shares               Amount
---------------------------------------------------------------------------------------------------------------------------------
         Net income                                                         $182,033
         Less: preferred stock dividends                                       3,497
----------------------------------------------------------------------------------------------------------
         Basic earnings per share
         Income available to common shareholders                             178,536            176,845              $1.01
                                                                                                                     =====
         Stock options outstanding                                                                5,149
         Convertible preferred stock                                           3,497             32,725
----------------------------------------------------------------------------------------------------------
         Diluted earnings per share
         Income available to common shareholders
           plus assumed conversions                                         $182,033            214,719              $0.85
                                                                                                                     =====
==========================================================================================================

                                                                                               1997
                                                                                                                  Per-Share
                                                                           Income             Shares               Amount
---------------------------------------------------------------------------------------------------------------------------------
         Net income                                                         $144,628
         Less: preferred stock dividends                                       3,269
----------------------------------------------------------------------------------------------------------
         Basic earnings per share

         Income available to common shareholders                             141,359            176,500              $0.80
                                                                                                                     =====
         Stock options outstanding                                                                5,138
         Convertible preferred stock                                           3,269             32,725

----------------------------------------------------------------------------------------------------------
         Diluted earnings per share
         Income available to common shareholders
           plus assumed conversions                                         $144,628            214,363              $0.67
                                                                                                                     =====
==========================================================================================================

                                                                                               1996
                                                                                                                  Per-Share
                                                                           Income             Shares               Amount
---------------------------------------------------------------------------------------------------------------------------------
         Net income                                                         $115,100
         Less: preferred stock dividends                                       2,413
----------------------------------------------------------------------------------------------------------
         Basic earnings per share
         Income available to common shareholders                             112,687            176,119              $0.64
                                                                                                                     =====
         Stock options outstanding                                                                6,422
         Convertible preferred stock                                           2,413             32,725
----------------------------------------------------------------------------------------------------------
         Diluted earnings per share
         Income available to common shareholders
         plus assumed conversions                                           $115,100            215,266              $0.53
                                                                                                                     =====
==========================================================================================================

         Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share was determined based on the assumption that the convertible preferred stock was converted upon issuance on August 22, 1994.

6.       Commitments and Contingencies:

         During 1997, the Company entered into a $100 million leveraged lease facility. During 1998, the leveraged lease facility was amended to increase the amount of the facility to $225 million. This facility is being used to fund the construction cost of the Company's corporate headquarters, two distribution centers and a number of store locations. The facility expires in 2002 with renewal options through 2009. Lease payments are calculated based on the one-month LIBOR plus 0.13%. The lease contains an option to purchase these properties up to one year prior to the expiration of the lease and contains a residual value guarantee of $190 million.

         As of January 29, 1999, the Company was a party to interest rate swap agreements covering $200 million of its $225 million leveraged lease facility and expiring throughout 2008. These swap agreements exchange the Company's floating interest rate exposure on the lease payments under its $225 million leveraged lease facility for fixed rent payments. The Company will pay a weighted average fixed rate of 5.50% on $200 million of the $225 million facility rather than the one-month LIBOR rate plus 0.13%, which was 5.04% at January 29, 1999. The fair value of the interest rate swap agreements was ($8.9) million at January 29, 1999.

         At January 29, 1999, the Company and certain subsidiaries were committed for retail store, distribution center and administrative office space in the following fiscal years under non-cancelable operating lease agreements, including the leveraged lease facility, requiring minimum annual rental payments of (in millions): $104.6 in 1999; $90.5 in 2000; $68.7 in
         2001;  $50.2 in 2002;  $36.6 in 2003 and $188.4 in later fiscal  years.
         Most leases included renewal options for periods ranging from two to five years and provisions for contingent rentals based upon a percentage of defined sales volume.

         Rent expense under all operating leases was as follows:

         (In thousands)                                                  1998               1997                    1996
---------------------------------------------------------------------------------------------------------------------------------
         Minimum rentals                                                $101,235             $71,694               $57,054
         Contingent rentals                                               13,658              12,342                10,232
---------------------------------------------------------------------------------------------------------------------------------
         Total rentals                                                  $114,893             $84,036               $67,286
=================================================================================================================================

         The Company had $285.0 million in facilities at January 29, 1999, and $260.0 million at January 30, 1998, available for the issuance of letters of credit.

         The Company was involved in litigation, investigations of a routine nature and various legal matters during fiscal 1998 which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse affect on the Company's results of operations or financial position.

7.       Employee Benefits:

         Through December 31, 1997, the Company had two noncontributory defined contribution retirement plans covering substantially all full-time employees. Expense for these plans was approximately $4.9 million and $4.7 million in 1997 and 1996, respectively.

         Effective January 1, 1998, the Company established a 401(k) savings and retirement plan that replaced the previous defined contribution plans. The assets of the defined contribution plans were merged into the new 401(k) plan. All employees who have completed 12 months of service and reached age 21 are eligible to participate in the plan. Under the plan, employees can make contributions up to 15% of their annual compensation. Employee contributions, up to 6% of annual compensation, are matched by the Company at the rate of $0.50 on the dollar. The Company also contributes annually to the plan an amount equal to 2% of each employee's annual compensation. Expense for this plan was approximately $5.2 million in 1998.


         Effective January 1, 1998, the Company also established a supplemental retirement plan and compensation deferral plan for highly compensated employees. The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and salary level. Expense for this plan was approximately $0.4 million in 1998. Under the compensation deferral plan participants may defer up to 50% of base pay and 100% of bonus pay, reduced by any deferral to the 401(k) plan.

8.       Capital Stock:


         The authorized capital stock of the Company consists of common stock and preferred stock. In June 1998, the Company increased the authorized shares of common stock to 500,000,000 shares and the authorized shares of preferred stock to 10,000,000 shares.


         On August 22, 1994, the Company exchanged 1,715,742 shares of Series A Convertible Junior Preferred Stock for the 8,578,710 shares of Dollar General common stock owned by C.T.S, Inc., a personal holding Company controlled by members of the Turner family, the founders of Dollar General. The Series A Convertible Junior Preferred Stock was authorized by the Board of Directors out of the authorized but unissued preferred stock approved by the Company's shareholders in 1992. The exchange, negotiated and recommended by a special committee of the Company's Board of Directors, came in response to a request from C.T.S, Inc. to consider a transaction to meet estate planning needs of the Turner family. The Series A Convertible Junior Preferred Stock is (a) convertible into common stock pursuant to the terms and conditions set forth in the Restated Articles of Incorporation and (b) is voted with the common stock on all matters presented to the holders of common stock. The Series A Convertible Junior Preferred Stock is convertible at the option of the holder. During the three years following August 22, 1996, the conversion ratio increases from 90% of the initial exchange ratio of five shares of common stock for each share of Series A Convertible Junior Preferred Stock converted (adjusted for all intervening stock splits or adjustments) to 100% of the initial exchange ratio (as adjusted). Additionally, the Series A Convertible Junior Preferred Stock is not transferable by the holders thereof, participates in dividends paid on common stock and is entitled to receive preferential payment in the event of liquidation.

9.       Stock Incentive Plans:

         The Company has established stock incentive plans under which options to purchase common stock may be granted to executive officers, directors, key employees and non-employee directors.

         All options granted in 1998, 1997 and 1996, under the 1995 Employee Stock Incentive Plan, the 1993 Employee Stock Incentive Plan and the 1995 Outside Directors Stock Option Plan, were non-qualified stock options issued at a price equal to the fair market value of the Company's common stock on the date of grant. Non-qualified options granted under these plans have an expiration date of no later than ten years following the date of grant and have a vesting period of no less than one year. Although these plans provide for the issuance of incentive stock options, no such grants were made during the last three fiscal years.


         Under the plans, grants are made to key management employees ranging from executive officers to store managers and assistant store managers, as well as other employees as prescribed by the Company's Corporate Governance and Compensation Committee of the Board of Directors. The number of options granted and vesting schedules are directly linked to the employee's position within the Company, achievement of individual performance objectives and the Company's achievement of earnings per share goals.

         The plans also provide for annual grants to non-employee directors according to a defined formula. The number of shares granted is tied to current director compensation levels and the market price of the stock.

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. The exercise price of options awarded under these plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

(Amounts in thousands except per share data)                                     1998             1997           1996
---------------------------------------------------------------------------------------------------------------------------------
         Net income - as reported                                               $182,033         $144,628      $115,100
         Net income - pro forma                                                 $166,553         $138,262      $111,618
---------------------------------------------------------------------------------------------------------------------------------
         Earnings per share - as reported

              Basic                                                             $   1.01        $    .80       $    .64
              Diluted                                                           $    .85        $    .67       $    .53


         Earnings per share - pro forma

              Basic                                                             $    .92        $   .77        $    .63
              Diluted                                                           $    .78        $   .65        $    .52
---------------------------------------------------------------------------------------------------------------------------------

         Earnings per share have been adjusted to give retroactive effect to all common stock splits.

         The pro forma effects on net income for 1998, 1997 and 1996 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996. The fair value of options granted during 1998, 1997 and 1996 is $12.11, $7.55, and $4.39, respectively.

         The fair value of each option  grant is  estimated on the date of grant
         using  the  Black-Scholes   option-pricing  model  with  the  following
         assumptions:

                                                                               1998            1997               1996
---------------------------------------------------------------------------------------------------------------------------------
         Expected dividend yield                                               0.7%             0.7%               0.7%
         Expected stock price volatility                                      48.0%            40.0%              40.0%
         Weighted average risk-free interest rate                              5.5%             6.2%               6.0%
         Expected life of options (years)                                      3.0              3.0                3.0
---------------------------------------------------------------------------------------------------------------------------------

         A summary of the balances and activity for all the Company's stock incentive plans for the last three fiscal years is presented below:

                                                                               Shares                  Weighted Average
                                                                             Under Plans               Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
         Balance, January 31, 1996                                             16,961,365                     $6.65
         Granted                                                                6,034,906                     10.95
         Exercised                                                             (3,459,760)                     5.64
         Canceled                                                              (1,623,648)                     7.29
---------------------------------------------------------------------------------------------------------------------------------
         Balance, January 31, 1997                                             17,912,863                      7.04
         Granted                                                                4,011,523                     18.39
         Exercised                                                             (4,813,650)                     6.38
         Canceled                                                              (1,059,499)                    10.02
---------------------------------------------------------------------------------------------------------------------------------
         Balance, January 30, 1998                                             16,051,237                     10.39
         Granted                                                                3,952,535                     24.62
         Exercised                                                             (3,658,858)                     8.27
         Canceled                                                              (1,206,892)                    16.59
--------------------------------------------------------------------------------------------------------------------------------
         Balance, January 29, 1999                                             15,138,022                    $14.20
=================================================================================================================================

         The  following  table  summarizes   information   about  stock  options
outstanding at January 29, 1999:

                                         Options Outstanding                        Options Exercisable

                                     Weighted Average      Average                              Weighted
         Range of Number           Contractual Exercise     Number               Exercise
         Exercise Prices              Outstanding           Life                 Price         Exercisable        Price

---------------------------------------------------------------------------------------------------------------------------------

         $ 0.00 - $ 7.00               2,888,110            3.9                   $3.84          1,765,653         $3.60
         $ 7.01 - $20.00               7,443,847            7.2                   11.9           6,735,187         11.92
         $20.01 - $31.00               4,806,065            9.1                   23.9             987,473         21.73

=================================================================================================================================

                                      15,138,022            7.2                  $14.20          9,488,313        $11.39

=================================================================================================================================

         At January 29, 1999, there were 59,229,040 shares available for granting of stock options under the Company's stock option plans.

10.      SEGMENT REPORTING

         The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of January 29, 1999, all of the Company's operations are located within the United States. The following data is presented in accordance with SFAS No. 131 which the Company has retroactively adopted for all periods presented.

         (In thousands)                             1998                   1997                       1996
------------------------------------------------------------------------------------------------------------------
         Classes of similar products:
         Net Sales:
           Hardlines                             $2,627,304               $2,149,528               $1,596,660
           Softlines                                593,685                  477,797                  537,738
------------------------------------------------------------------------------------------------------------------
         Total net sales                         $3,220,989               $2,627,325               $2,134,398
------------------------------------------------------------------------------------------------------------------

11.      QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following is selected unaudited quarterly financial data for the fiscal years ended January 29, 1999, and January 30, 1998. Amounts are in thousands except per share data. Per share data has been adjusted for all common stock splits.

         Quarter                               First          Second           Third            Fourth           Year
---------------------------------------------------------------------------------------------------------------------------------
         1998:
         Net sales                         $  705,260       $  741,355       $  781,389       $  992,985       $3,220,989
         Gross prof                           190,332          205,481          224,734          285,330          905,877
         Net income                            30,404           33,288           40,338           78,003          182,033
         Diluted earnings
         per share                         $     0.14       $     0.15       $     0.19       $     0.36       $     0.85
---------------------------------------------------------------------------------------------------------------------------------
         1997:
         Net sales                         $  520,014       $  596,820       $  649,400       $  861,091       $2,627,325
         Gross prof                           141,855          160,156          183,784          256,340          742,135
         Net income                            19,294           26,716           33,618           65,000          144,628
         Diluted earnings
           per shar                        $     0.09       $     0.12       $     0.16       $     0.30       $     0.67
---------------------------------------------------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Dollar General Corporation
Nashville, Tennessee


We have audited the accompanying consolidated balances sheets of Dollar General Corporation and subsidiaries as of January 29, 1999 and January 30, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended January 31, 1997 were audited by other auditors whose report, dated March 5, 1997, expressed an unqualified opinion on those statements.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar General Corporation and subsidiaries as of January 29, 1999 and January 30, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 23, 1999

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



/s/ PricewaterhouseCoopers LLP
---------------------------------
    PricewaterhouseCoopers LLP


Louisville, Kentucky
March 5, 1997

9.       CHANGESIN  AND   DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's directors is incorporated by reference from the information contained under the captions, "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 7, 1999. Information regarding the Company's executive officers is contained in Part I of this Report as required by General Instruction G(3).


11.      EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference from the information contained under the captions "Executive Compensation" and "Election of Directors - Compensation of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 7, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership by Officers and Directors" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 7, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the information contained under the caption "Transactions with Management and Others" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 7, 1999.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      (1)      Consolidated Financial Statements: See Item 8.


         (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements, and therefore, have been omitted.


         (3)      Exhibits: See Index to exhibits on page 33.


(b) No report on Form 8-K was filed by the Company during the quarter ended January 29, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DOLLAR GENERAL CORPORATION

Date:  April 23, 1999                   By:/S/ Cal Turner, Jr.
                                           -------------------
                                        CAL TURNER, JR., CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                                  Date

/s/ Cal Turner, Jr.        Chairman, President                 April 23, 1999
-------------------
CAL TURNER, JR.            and Chief Executive Officer
                           (Principal Executive Officer)

/s/ Brian Burr             Executive Vice President,           April 23, 1999
--------------             Chief Financial Officer
BRIAN BURR                 (Principal Financial and
                           Accounting Officer)
/s/ Cal Turner             Director                            April 23, 1999
CAL TURNER

/s/ John B. Holland        Director                            April 23, 1999
-------------------
JOHN B. HOLLAND

/s/ William S. Wire, II    Director                            April 23, 1999
-----------------------
WILLIAM S. WIRE, II

/s/ James L. Clayton       Director                            April 23, 1999
--------------------
JAMES L. CLAYTON

/s/ David M. Wilds         Director                            April 23, 1999
------------------
DAVID M. WILDS

/s/ Reginald D. Dickson    Director                            April 23, 1999
-----------------------
REGINALD D. DICKSON

/s/ Barbara M. Knuckles    Director                            April 23, 1999
-----------------------
BARBARA M. KNUCKLES

/s/ Dennis C. Bottorff     Director                            April 23, 1999
----------------------
DENNIS C. BOTTORFF

                                INDEX TO EXHIBITS

3(a)     Restated  Articles  of  Incorporation,   as  amended  (incorporated  by
         reference to the Company's Proxy Statement for the June 1, 1998 Annual Meeting.)

3(b) Bylaws as amended (incorporated by reference to the Company's Proxy Statement for the June 1, 1998 Annual Meeting).

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

10(j) 1995 Outside Directors Stock Option Plan (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting held June 5, 1995).

10(k) 1998 Stock Incentive Plan (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting held June 1, 1998).

11            Statement regarding computation of earnings per share

21            Subsidiaries of the Registrant

23(a)         Consent of Deloitte & Touche, LLP

23(b)         Consent of PricewaterhouseCoopers, LLP

27            Financial Data Schedule