Form 10-Q
period 1999-04-30
DOLLAR GENERAL CORP
filed 1999-06-14
CIK 29534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

                         Commission file number 1-11421

                           DOLLAR GENERAL CORPORATION

             (Exact name of registrant as specified in its charter)

           TENNESSEE                                       61-0502302
           ---------                                       ----------
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

The number of shares of common stock outstanding at June 8, 1999, was 265,562,355.

                           Dollar General Corporation

                                    Form 10-Q

                      For the Quarter Ended April 30, 1999

                                      Index

Part I.  Financial Information                                                        Page No.

               Item 1.  Financial Statements (unaudited):
                        Consolidated  Balance  Sheets  as of
                        April 30,  1999,  January  29,  1999
                        (derived from the audited  financial
                        statements) and May 1, 1998.                                      3

                        Consolidated Statements of Income for the
                        three months ended April 30,1999 and May 1, 1998.                 4

                        Consolidated   Statements   of  Cash
                        Flows  for the  three  months  ended
                        April 30, 1999 and May 1, 1998.                                   5

                        Notes to Consolidated Financial Statements                        6-8

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations.                                                       9-12

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk.       13

Part II.  Other Information

               Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                                13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 Apr. 30,              Jan. 29,             May 1,
                                                                                  1999                  1999                1998
                                                                               (Unaudited)                *              (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                ASSETS
Current assets:
                Cash and cash equivalents                                       $ 25,617             $ 22,294             $ 37,241
                Merchandise inventories                                          939,154              811,722              692,658
                Deferred income taxes                                              2,632                2,523                6,283
                Other current assets                                              31,744               42,378               20,449
-----------------------------------------------------------------------------------------------------------------------------------
                                 Total current assets                            999,147              878,917              756,631

Property and equipment, at cost                                                  533,065              528,238              415,974
Less: accumulated depreciation                                                   216,434              201,830              162,692
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 316,631              326,408              253,282

Other assets                                                                       9,648                6,459                6,591
-----------------------------------------------------------------------------------------------------------------------------------

                                 Total assets                                $ 1,325,426          $ 1,211,784          $ 1,016,504
===================================================================================================================================

                LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
                Current portion of long-term debt                                  $ 667                $ 725                $ 715
                Short-term borrowings                                            113,573                    0              119,650
                Accounts payable                                                 246,672              257,759              179,120
                Accrued expenses                                                 145,011              172,825               87,065
                Income taxes                                                       6,798               23,825               11,227
-----------------------------------------------------------------------------------------------------------------------------------
                                 Total current liabilities                       512,721              455,134              397,777

Long-term debt                                                                       647                  786                  406
Deferred income taxes                                                             24,611               30,103               21,669

Shareholders' equity:
                Preferred stock                                                      858                  858                  858
                Common stock                                                     132,604              105,121               83,719
                Additional paid-in capital                                       424,207              418,039              395,938
                Retained earnings                                                430,305              402,270              316,664
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 987,974              926,288              797,179
                Less: treasury stock                                             200,527              200,527              200,527
-----------------------------------------------------------------------------------------------------------------------------------
                                 Total shareholders' equity                      787,447              725,761              596,652
-----------------------------------------------------------------------------------------------------------------------------------
                                 Total liabilities and
                                 shareholders' equity                        $ 1,325,426          $ 1,211,784          $ 1,016,504
===================================================================================================================================

* Derived from the January 29, 1999 audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                            April 30,                May 1,
                                                                                              1999                    1998
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                  $ 844,593                $ 705,260

Cost of goods sold                                                                           618,646                  514,928
------------------------------------------------------------------------------------------------------------------------------
       Gross profit                                                                          225,947                  190,332

Selling, general and
  administrative expense                                                                     168,051                  140,940
------------------------------------------------------------------------------------------------------------------------------

       Operating profit                                                                       57,896                   49,392

Interest expense                                                                                 879                      939
------------------------------------------------------------------------------------------------------------------------------

       Income before taxes on income                                                          57,017                   48,453

Provision for taxes on income                                                                 20,669                   18,049
------------------------------------------------------------------------------------------------------------------------------

       Net income                                                                           $ 36,348                 $ 30,404
==============================================================================================================================

Diluted earnings per share                                                                      0.14                     0.11
==============================================================================================================================

Weighted average diluted shares                                                              269,101                  268,731
==============================================================================================================================

Basic earnings per share                                                                        0.16                     0.13
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
Operating activities:
                   Net income                                                            $ 36,348                    $ 30,404
                   Adjustments to reconcile net income to net
                                     cash used in operating activities:
                                     Depreciation and amortization                         14,826                      12,364
                                     Deferred income taxes                                 (5,601)                       (808)
                   Change in operating assets and liabilities:
                                     Merchandise inventories                             (127,432)                    (60,704)
                                     Other current assets                                  10,634                       1,435
                                     Accounts payable                                     (11,087)                       (838)
                                     Accrued expenses                                     (27,814)                     (4,962)
                                     Income taxes                                         (17,027)                     (1,116)
                                     Other                                                    765                         285
------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                    (126,388)                    (23,940)
------------------------------------------------------------------------------------------------------------------------------

Investing activities:
                   Purchase of property and equipment                                     (30,637)                    (24,393)
                   Proceeds from sale of property and equipment                            21,634                           0
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (9,003)                    (24,393)
------------------------------------------------------------------------------------------------------------------------------

Financing activities:
                   Issuance of short-term borrowings                                      146,419                     128,535
                   Repayments of short-term borrowings                                    (32,846)                    (30,818)
                   Issuance of long-term debt                                                 786                           0
                   Repayments of long-term debt                                              (983)                     (1,623)
                   Payments of cash dividend                                               (8,313)                     (8,076)
                   Proceeds from exercise of stock options                                 17,331                      11,926
                   Repurchase of common stock                                                   0                     (26,066)
                   Tax benefit of stock options exercised                                  16,320                       4,568
                   Other                                                                        0                           0
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 138,714                      78,446

Net increase in cash and cash equivalents                                                   3,323                      30,113
Cash and cash equivalents, beginning of period                                             22,294                       7,128
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                 $ 25,617                    $ 37,241
=============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share amounts)
                                   (Unaudited)

1.  Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of the quarterly report on Form 10-Q should refer to the Company's Annual Report on Form 10-K, for the year ended January 29, 1999, for additional information.

The accompanying consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the three-month periods ended April 30, 1999 and May 1, 1998, respectively, have been made.

Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.       Shareholders' Equity

Changes in shareholders' equity for the three months ended April 30, 1999 and May 1, 1998 were as follows.

                                             Preferred      Common      Paid-In    Retained    Additional    Treasury
                                               Stock        Stock       Capital    Earnings      Stock        Total
--------------------------------------------------------------------------------------------------------------------
Balances, January 30, 1998                   $    858      $83,526     $379,954    $320,085   ($200,527)    $583,896

        Net Income                                                                   30,404                   30,404

        Cash dividend, $.04 per
             common share, as declared                                               (7,062)                  (7,062)

        Cash dividend, $.61 per
             preferred share                                                         (1,047)                  (1,047)
        Issuance of common stock
             under employee stock
             incentive plans                                   543       11,416                               11,959

        Stock repurchase                                      (350)                 (25,716)                 (26,066)

        Tax benefit of stock options
             exercised                                                    4,568                                4,568

Balances, May 1, 1998                        $    858      $83,719     $395,938    $316,664   ($200,527)    $596,652
====================================================================================================================

                                                                                                Additional
                                           Preferred       Common        Paid-In     Retained    Treasury
                                             Stock          Stock        Capital     Earnings     Stock          Total
Balances, January 29, 1999                $    858       $ 105,121      $418,039     $402,270   ($200,527)     $725,761
------------------------------------------------------------------------------------------------------------------------
        Net Income                                                                     36,348                    36,348

        5-for-4 stock split,
           May 24, 1999                                    26,521        (26,521)

        Cash dividend, $.03 per
             common share, as declared                                                 (7,135)                   (7,135)

        Cash dividend, $.69 per
             preferred share                                                           (1,178)                   (1,178)
        Issuance of common stock
             under employee stock
             incentive plans                                  962         16,369                                 17,331

        Tax benefit of stock options
             exercised                                                    16,320                                 16,320
------------------------------------------------------------------------------------------------------------------------
Balances, April 30, 1999                  $    858       $132,604       $424,207     $430,305   ($200,527)     $787,447
=======================================================================================================================

3.  Earnings Per Share

Shares  have been  adjusted  for all stock  splits  including  the May 24,  1999 five-for-four common stock split.
                                                           Three months ended April 30, 1999

                                                                                     Per-Share
                                                          Income        Shares          Amount
                                                          ------------------------------------
Net income                                                $36,348
Less: preferred stock dividends                             1,178
----------------------------------------------------------------------------------------------
Basic earnings per share
Income available to common shareholders                   $35,170       222,809          $0.16
                                                                                         =====

Stock options outstanding                                                 5,386
Convertible preferred stock                                 1,178        40,906
----------------------------------------------------------------------------------------------
Diluted earnings per share
Income available to common shareholders
plus assumed conversions                                  $36,348       269,101          $0.14
==============================================================================================

                                                            Three months ended May 1, 1998

                                                                                      Per-Share
                                                          Income        Shares          Amount
                                                          ------------------------------------
Net income                                                 $30,404
Less: preferred stock dividends                              1,047
----------------------------------------------------------------------------------------------
Basic earnings per share
Income available to common shareholders                    $29,357      220,380          $0.13
                                                                                         =====
Stock options outstanding                                                 7,445
Convertible preferred stock                                  1,047       40,906
----------------------------------------------------------------------------------------------
Diluted earnings per share
Income available to common shareholders
plus assumed conversions                                   $30,404       268,731         $0.11
==============================================================================================

4. Stock Repurchases

Under current Board authorization which expires May 1, 2001, the Company may repurchase up to 6.3 million shares from time to time in the open market or in privately negotiated transactions. The Company may repurchase shares depending upon the market price of the shares and other factors in order to offset the impact of the Company's employee stock option program and to take advantage of an undervalued share price as cash is available. As a part of its share repurchase program, the Company has entered into equity collar arrangements with independent third parties. Under these arrangements, the Company sold put warrants to independent third parties which entitle the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. In addition, the Company purchased call options which entitle the Company to purchase shares of the Company's common stock on certain dates at specified prices. The Company has the option of a net-share settlement. At April 30, 1999, put warrants on 2.0 million shares of common stock and call options on
1.0 million shares of common stock were outstanding. The outstanding warrants and options expire in March 2000 and have a strike price ranging from $22 to $26 per share.

5. Segment Reporting

The Company manages its business on the basis of one reportable segment. As of April 30, 1999 and May 1, 1998, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

                                            April 30,                     May 1,
                                              1999                         1998
--------------------------------------------------------------------------------
Classes of similar products Net Sales:
    Hardlines                               $692,680                    $579,658
    Softlines                               $151,913                    $125,602
--------------------------------------------------------------------------------
                                            $844,593                    $705,260
================================================================================

6. Subsequent Event

On April 27, 1999, the Company's Board of Directors authorized a five-for-four common stock split for shareholders of record on May 10, 1999, which was distributed on May 24, 1999. The effect of the stock split has been retroactively reflected as of April 30, 1999, in the consolidated balance sheet and Note 2 to the consolidated financial statements, but activity for 1998 was not restated in that statement or Note 2. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although Dollar General Corporation (the "Company") believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to: general transportation and distribution delays or interruptions; interruptions in suppliers' operations; inventory risks due to shifts in market demand; changes in product mix; costs and delays associated with building, opening and operating new distribution centers; and the other risk factors referenced in the Annual Report on Form 10-K for the year ended January 29, 1999. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

The following text contains references to years 1999, 1998, 1997 and 1996 which represent fiscal years ending or ended January 28, 2000, January 29, 1999, January 30, 1998 and January 31, 1997, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and their notes.

RESULTS OF OPERATIONS

The nature of the Company's business is seasonal. Historically, sales in the fourth quarter have been significantly higher than sales achieved in each of the first three quarters of the fiscal year. Thus, expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, comparing any period to a period other than the same period of the previous year may reflect the seasonal nature of the Company's business.

THREE MONTHS ENDED APRIL 30, 1999 AND MAY 1, 1998

NET SALES. Net sales for the first three months of 1999 increased $139.3 million, or 19.8%, to $844.6 million from $705.3 million for the comparable period in 1998. The increase resulted from 532 net additional stores being in operation as of April 30, 1999, as compared with May 1, 1998, and an increase of 5.7% in same-store sales. The increase in same store sales for the three months ended April 30, 1999 was primarily driven by continued improvements in the Company's consumable basic merchandise mix and improved in-stock levels. Same-store sales growth resulted in a 19.4% increase for the same period last year driven by the addition of 700 faster-turning consumable items to the merchandise mix and refurbishing more than 2,400 stores to a new prototype reflecting a 65% hardlines/35% softlines space allocation versus the previous 50%/50% allocation.

The Company defines same stores as those opened before the beginning of the previous fiscal year which have remained open throughout the current period.

GROSS PROFIT. Gross profit for the first three months of 1999 was $225.9 million, or 26.8% of net sales, compared with $190.3 million, or 27.0% of net sales, in the same period last year. This decrease was driven by higher distribution expense associated with the operation of two additional distribution centers compared with first quarter last year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the first three months of 1999 totaled $168.1 million, or 19.9% of net sales, compared with $140.9 million, or 20.0% of net sales during the comparable period last year. Total SG&A expense increased 19.2% primarily as a result of 532 net additional stores being in operation as compared to the three month period last year.

INTEREST EXPENSE. Interest expense was consistent with the first quarter of year at $0.9 million.

PROVISIONS FOR TAXES ON INCOME. The effective income tax rate for the three month period ended April 30, 1999 was 36.3% compared with 37.3% in the comparable period last year. The 1999 effective tax rate decreased as a result of effective tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities - Net cash used by operating activities totaled $126.4 million during the first three months of 1999 compared to $23.9 million cash used in operating activities in the comparable period last year. This increase in use of cash was primarily the result of increased inventories.

Cash flows from investing activities - Net cash used by investing activities totaled $9.0 million during the first three months of 1999 compared to $24.4 million in the comparable period last year. The decrease in cash used by investing activities was primarily the result of $21.6 million received in 1999 from the sale/leaseback of the South Boston, Virginia distribution center expansion. Current period cash used resulted from $30.6 million in capital expenditures primarily from opening 169 new stores during the first three months of 1999.

Cash flows from financing activities - Total debt (including current maturities and short-term borrowings) at April 30, 1999 was $114.9 million compared to $120.8 million at May 1, 1998.

Because of the significant impact of seasonal buying (e.g., Spring and December holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $175.0 million revolving credit/term loan facility and short-term bank lines of credit totaling $145.0 million at April 30, 1999. The Company had short-term borrowings of $113.6 million outstanding as of April 30, 1999 and $119.7 million as of May 1, 1998. Seasonal working capital expenditure requirements will continue to be met through cash flow provided by operations supplemented by the revolving credit/term loan facility and short-term bank lines of credit.

Capital  requirements  for the  construction  of new  stores,  new  distribution centers and the new corporate headquarters complex will continue to be funded under the Company's $225.0 million leveraged lease facility. As of April 30, 1999, $192.5 million of construction costs had been funded under the facility including: $77.9 million for new stores; $43.6 million for the Indianola, Mississippi Distribution Center; $42.6 million for the Fulton, Missouri
Distribution Center; and $28.4 million for the corporate headquarters complex. As of April 30, 1999 the Company has entered into four five-year interest rate swap agreements to fix the interest rate on $200.0 million of this leveraged lease facility.

ACCOUNTING PRONOUNCEMENTS

The Company is in the process of analyzing the impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Currently, adoption of this Statement is required for the Company's fiscal year ending January __, 2001. However, the Financial Accounting Standards Board has recently issued an Exposure Draft which would extend the required adoption date of this Statement to the Company's year ending February 1, 2002.

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

The Company's state of readiness

Internal Systems: The Company's Plan addresses all of the Company's hardware and software systems, as well as equipment controlled by microprocessors used in the offices, stores, and distribution centers. As a part of the Plan, the Task Force has completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the year 2000 and in most cases, has remedied the problem with programming changes. The Plan has identified the Company's accounting, inventory management and warehouse management systems as critical systems. The Company expects the programming changes and software replacement for systems that are not already year 2000 compliant will be completed during the second quarter of 1999. The Company has completed testing the year 2000 readiness of many of its systems and expects to complete the testing process by July 1999. The Company's year 2000 compliance effort has not resulted in any material delays to other internal information technology projects.

External Systems: The Company has requested, and is receiving, written confirmation from vendors, suppliers and other service providers ("Third Party Vendors") as to their year 2000 system compliance status. Although the Company is diligently seeking and is receiving information as to its Third Party Vendors' year 2000 compliance progress, there can be no assurance that the such Third Party Vendors will have remedied their year 2000 issues. Although the Company currently knows of no material business partner system that will not be year 2000 ready, the failure of any significant business partner to remedy its year 2000 issues could have a material adverse effect on the Company's operations, financial position or liquidity. The Company will continue to aggressively monitor the progress of its Third Party Vendors in an effort to mitigate its own year 2000 non-compliance risk.

The costs to address the Company's year 2000 issues

Based on the Company's current estimates, the cost of addressing the Company's year 2000 remediation efforts will be between $400,000 and $600,000. To date, expenditures have been approximately $250,000. Costs are being expensed when incurred. This cost estimate excludes the costs of previously planned software implementations as well as salaries of existing employees involved in the year 2000 remediation efforts. These projected costs are based upon management's best estimates which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these costs estimates will be accurate; actual results could differ materially.

The risks of the Company's year 2000 issues

Management believes that its greatest risk to achieving timely year 2000 compliance is in its third-party relationships. For example, if a significant vendor experiences shipping delays because either its systems or a business partner's systems are not year 2000 compliant, such delays could have a material impact on the Company's business depending on the nature of the shipment and the length of the shipping delay. However, currently available information indicates that the Company's significant Third Party Vendors will be year 2000 ready. Management also believes there is a moderate level of risk associated with the unconfirmed year 2000 compliance status of utility companies that provide utility service to the Company's individual stores and its distribution centers.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a credit facility to fund seasonal working capital requirements which is comprised primarily of variable rate debt. As of April 30, 1999 the Company had outstanding short term borrowings of $113.6 million at a weighted average interest rate of 5.14%

As of April 30, 1999, the Company was a party to interest rate swap agreements covering $200 million of its $225 million leveraged lease facility and expiring throughout 2008. These swap agreements exchange the Company's floating interest rate exposure on the lease payments under its $225 million leveraged lease facility for fixed rent payments. The Company will pay a weighted average fixed rate of 5.63% on $200 million of the $225 million facility rather than a rate based on the one-month LIBOR %, which was 5.01% at April 30, 1999. The fair value of the interest rate swap agreements was ($2.5) million at April 30, 1999.

PART II - OTHER INFORMATION

Item 1.        Not applicable.
Item 2.        Not applicable.
Item 3.        Not applicable.
Item 4.        Not applicable.
Item 5.        Not applicable.
Item 6.        A. Exhibits:
                     27 Financial Data Schedule (for SEC use only)

               B. Reports on Form 8-K
                     No Current Reports on Form 8-K were filed by Dollar General Corporation during the quarter ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DOLLAR GENERAL CORPORATION
                                        (Registrant)

June 10, 1999                           By:/s/ Brian M. Burr
                                        Brian M. Burr, Executive Vice President,
                                        Chief Financial Officer