Form 10-Q
period 1999-07-30
DOLLAR GENERAL CORP
filed 1999-09-13
CIK 29534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 30, 1999

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

The number of shares of common stock outstanding at September 9, 1999, was 265,979,479.

                           Dollar General Corporation

                                    Form 10-Q

                       For the Quarter Ended July 30, 1999

                                      Index

Part I.  Financial Information

         Item 1.   Financial Statements (unaudited):

                   Consolidated Balance Sheets as of July 30, 1999, January 29, 1999 (derived from the audited financial statements) and
                   July 31, 1998.

                   Consolidated Statements of Income for the three months ended July 30, 1999 and July 31, 1998 and the six months ended
                   July 30, 1999 and July 31, 1998.

                   Consolidated Statements of Cash Flows
                   for the six months ended July 30, 1999
                   and July 31, 1998.

                   Notes to Consolidated Financial Statements

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders

         Item 6.   Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                 DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                                                         CONSOLIDATED BALANCE SHEETS
                                                               (In thousands)


                                                                           July 30,             Jan. 29,            July 31,
                                                                             1999                 1999                1998
                                                                         (Unaudited)               *               (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
           ASSETS
Current assets:
           Cash and cash equivalents                                             $ 25,303             $ 22,294            $ 33,158
           Merchandise inventories                                                951,109              811,722             797,277
           Deferred income taxes                                                    2,664                2,523               6,192
           Other current assets                                                    49,767               42,378              37,553
-----------------------------------------------------------------------------------------------------------------------------------
                     Total current assets                                       1,028,843              878,917             874,180

Property and equipment, at cost                                                   523,601              528,238             445,362
Less: accumulated depreciation                                                    219,978              201,830             174,886
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  303,623              326,408             270,476

Other assets                                                                        9,617                6,459               6,546
-----------------------------------------------------------------------------------------------------------------------------------

                     Total assets                                             $ 1,342,083          $ 1,211,784         $ 1,151,202
===================================================================================================================================



                                                 DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                                                         CONSOLIDATED BALANCE SHEETS
                                                               (In thousands)


                                                                           July 30,             Jan. 29,            July 31,
                                                                             1999                 1999                1998
                                                                         (Unaudited)               *               (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
           Current portion of long-term debt                                      $ 1,420                $ 725               $ 704
           Short-term borrowings                                                  148,494                    0             160,856
           Accounts payable                                                       209,868              257,759             214,496
           Accrued expenses                                                       104,405              172,825             109,416
           Income taxes                                                            21,142               23,825                   0
-----------------------------------------------------------------------------------------------------------------------------------
                     Total current liabilities                                    485,329              455,134             485,472

Long-term debt                                                                      1,507                  786                 223
Deferred income taxes                                                              18,089               30,103              21,665

Shareholders' equity:
           Preferred stock                                                            858                  858                 858
           Common stock                                                           133,116              105,121             105,211
           Additional paid-in capital                                             440,482              418,039             406,079
           Retained earnings                                                      463,229              402,270             332,221
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                1,037,685              926,288             844,369
           Less: treasury stock                                                   200,527              200,527             200,527
-----------------------------------------------------------------------------------------------------------------------------------
                     Total shareholders' equity                                   837,158              725,761             643,842
-----------------------------------------------------------------------------------------------------------------------------------
                     Total liabilities and
                     shareholders' equity                                     $ 1,342,083          $ 1,211,784         $ 1,151,202
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

                                                DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF INCOME
                                                  (In thousands except per share amounts)
                                                                (Unaudited)


                                                      Three Months Ended                           Six Months Ended
                                              July 30,                July 31,             July 30,                July 31,
                                                1999                    1998                 1999                    1998
----------------------------------------------------------------------------------------------------------------------------
Net sales                                     $ 915,210               $ 741,355          $ 1,759,803             $ 1,446,615

Cost of goods sold                              665,628                 535,874            1,284,274               1,050,802
----------------------------------------------------------------------------------------------------------------------------

     Gross profit                               249,582                 205,481              475,529                 395,813

Selling, general and
  administrative expense                        182,407                 150,401              350,458                 291,340
----------------------------------------------------------------------------------------------------------------------------

     Operating profit                            67,175                  55,080              125,071                 104,473

Interest expense                                  1,897                   2,031                2,776                   2,970
----------------------------------------------------------------------------------------------------------------------------

     Income before taxes on income               65,278                  53,049              122,295                 101,503

Provision for taxes on income                    23,663                  19,761               44,332                  37,810
----------------------------------------------------------------------------------------------------------------------------

     Net income                                $ 41,615                $ 33,288             $ 77,963                $ 63,693
============================================================================================================================



Diluted earnings per share                       $ 0.15                  $ 0.12               $ 0.29                  $ 0.24
============================================================================================================================

Weighted average diluted shares                 271,069                 268,291              270,011                 268,511
============================================================================================================================

Basic earnings per share                         $ 0.18                  $ 0.15               $ 0.34                  $ 0.28
============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                             DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)
                                                             (Unaudited)


                                                                                          Six Months Ended
                                                                                     July 30,          July 31,
                                                                                       1999              1998
-----------------------------------------------------------------------------------------------------------------
Operating activities:
            Net income                                                               $ 77,963         $ 63,693
            Adjustments to reconcile net income to net
                       cash used in operating activities:
                       Depreciation and amortization                                   30,296           25,312
                       Deferred income taxes                                          (12,155)            (721)
            Change in operating assets and liabilities:
                       Merchandise inventories                                       (139,387)        (165,323)
                       Other current assets                                            (7,389)         (15,669)
                       Accounts payable                                               (47,891)          34,538
                       Accrued expenses                                               (68,420)          17,389
                       Income taxes                                                    (2,683)         (12,343)
                       Other                                                              823            1,169
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                (168,843)         (51,955)
---------------------------------------------------------------------------------------------------------------

Investing activities:
            Purchase of property and equipment                                        (73,433)         (58,210)
            Proceeds from sale of property and equipment                               61,941            2,836
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (11,492)         (55,374)
---------------------------------------------------------------------------------------------------------------

Financing activities:
            Issuance of short-term borrowings                                         222,814          184,603
            Repayments of short-term borrowings                                       (74,320)         (45,680)
            Issuance of long-term debt                                                  2,086                0
            Repayments of long-term debt                                                 (670)          (1,817)
            Payments of cash dividend                                                 (17,004)         (14,873)
            Proceeds from exercise of stock options                                    26,523           23,062
            Repurchase of common stock                                                      0          (37,183)
            Tax benefit of stock options exercised                                     23,915           25,247
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             183,344          133,359
---------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                               3,009           26,030
Cash and cash equivalents, beginning of period                                         22,294            7,128
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $ 25,303         $ 33,158
===============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share amounts)
                                   (Unaudited)

1.  Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of the quarterly report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, for additional information.

The accompanying consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the three-month periods ended July 30, 1999 and July 31, 1998, respectively, have been made.

Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year-end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.    Shareholders' Equity

Changes in shareholders' equity for the three months ended July 30, 1999 and July 31, 1998 were as follows.

                                                                           Additional
                                           Preferred         Common         Paid-In         Retained         Treasury
                                             Stock           Stock          Capital         Earnings          Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 30, 1998                   $ 858          $ 83,526       $ 379,954        $ 320,085      $ (200,527)   $ 583,896

    Net income                                                                                 63,693                       63,693

    5-for-4 stock split,
    Septebmber 21, 1998                                       21,042         (21,042)                                            0

    Cash dividend, $.07 per
        common share, as declared                                                             (12,779)                     (12,779)

    Cash dividend, $1.22 per
        preferred share                                                                        (2,094)                      (2,094)

    Issuance of common
        stock under employee stock
        incentive plans                                        1,142          21,920                                        23,062

    Stock repurchased                                           (499)                         (36,684)                     (37,183)

    Tax benefit of stock options
        exercised                                                             25,247                                        25,247

===================================================================================================================================
Balances, July 31, 1998                      $ 858         $ 105,211       $ 406,079        $ 332,221      $ (200,527)   $ 643,842
===================================================================================================================================
                                                                           Additional
                                           Preferred         Common         Paid-In         Retained         Treasury
                                             Stock           Stock          Capital         Earnings          Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 29, 1999                   $ 858         $ 105,121       $ 418,039        $ 402,270      $ (200,527)   $ 725,761

    Net income                                                                                 77,963                       77,963

    5-for-4 stock split, May 24, 1999                         26,573         (26,573)                                            0

    Cash dividend, $.06 per
        common share, as declared                                                             (14,648)                     (14,648)

    Cash dividend, $1.37 per
        preferred share                                                                        (2,356)                      (2,356)

    Issuance of common
        stock under employee stock
        incentive plans                                        1,422          25,101                                        26,523

    Tax benefit of stock options
        exercised                                                             23,915                                        23,915

===================================================================================================================================
Balances, July 30, 1999                      $ 858         $ 133,116       $ 440,482        $ 463,229      $ (200,527)   $ 837,158
===================================================================================================================================

3.  Earnings Per Share

Shares have been adjusted for all stock splits including the May 24, 1999 five-for-four common stock split. Six months ended July 30, 1999

                                                                                          Per-Share
                                                    Income               Shares             Amount
                                                ---------------------------------------------------
Net income                                         $ 77,963
Less:  preferred stock dividends                      2,356
---------------------------------------------------------------------------------------------------
Basic earnings per share
Income available to common shareholders            $ 75,607            223,942             $ 0.34
                                                                               ====================

Stock options outstanding                                                5,310
Convertible preferred stock                           2,356             40,906
---------------------------------------------------------------------------------------------------

Diluted earnings per share
Income available to common shareholders
   plus assumed conversions                        $ 77,963            270,158             $ 0.29
===================================================================================================

                                                           Six months ended July 31, 1998

                                                                                          Per-Share
                                                    Income               Shares             Amount
                                                ---------------------------------------------------
Net income                                          $ 63,693
Less:  preferred stock dividends                       2,094
---------------------------------------------------------------------------------------------------
Basic earnings per share
Income available to common shareholders             $ 61,599            220,692            $ 0.28
                                                                                ===================

Stock options outstanding                                                 6,913
Convertible preferred stock                            2,094             40,906
---------------------------------------------------------------------------------------------------

Diluted earnings per Share
Income available to common shareholders
   plus assumed conversions                         $ 63,693            268,511            $ 0.24
===================================================================================================

                                                          Three months ended July 30, 1999

                                                                                          Per-Share
                                                    Income               Shares             Amount
                                                ---------------------------------------------------
Net income                                          $ 41,615
Less:  preferred stock dividends                       1,178
---------------------------------------------------------------------------------------------------
Basic earnings per share
Income available to common shareholders             $ 40,437            224,929            $ 0.18
                                                                                ===================

Stock options outstanding                                                 5,234
Convertible preferred stock                            1,178             40,906
---------------------------------------------------------------------------------------------------

Diluted earnings per share
Income available to common shareholders
   plus assumed conversions                         $ 41,615            271,069            $ 0.15
===================================================================================================

                                                          Three months ended July 31, 1998

                                                                                          Per-Share
                                                    Income               Shares             Amount
                                                ---------------------------------------------------
Net income                                          $ 33,288
Less:  preferred stock dividends                       1,047
---------------------------------------------------------------------------------------------------
Basic earnings per share
Income available to common shareholders             $ 32,241            221,005            $ 0.15
                                                                                ===================

Stock options outstanding                                                 6,380
Convertible preferred stock                            1,047             40,906
---------------------------------------------------------------------------------------------------

Diluted earnings per share
Income available to common shareholders
   plus assumed conversions                         $ 33,288            268,291            $ 0.12
===================================================================================================

4. Stock Repurchases

Under current Board authorization, which expires May 1, 2001, the Company may repurchase up to 6.3 million shares from time to time in the open market or in privately negotiated transactions. The Company may repurchase shares depending upon the market price of the shares and other factors in order to offset the impact of the Company's employee stock option program and to take advantage of an undervalued share price as cash is available. As a part of its share repurchase program, the Company has entered into equity collar arrangements with independent third parties. Under these arrangements, the Company sold put warrants to independent third parties which entitle the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. In addition, the Company purchased call options which entitle the Company to purchase shares of the Company's common stock on certain dates at specified prices. The Company has the option of a net-share settlement. At July 30, 1999, put warrants on 2.0 million shares of common stock and call options on
1.0 million shares of common stock were outstanding. The outstanding warrants and options expire in March 2000 and have strike prices ranging from $22 to $26 per share.


5. Segment Reporting

The Company manages its business on the basis of one reportable segment. As of July 30, 1999 and July 31, 1998, all of the Company's operations were located within the United States. The following data is presented in accordance with Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."

                                         Three Months Ended                 Six Months Ended
                                     July 30,         July 31,          July 30,         July 31,
                                      1999              1998              1999              1998
---------------------------------------------------------------------------------------------------
Classes of similar products
Net sales:
    Hardlines                      $  755,473        $  607,032        $1,448,154        $1,186,690
    Softlines                         159,737           134,323           311,649           259,925
---------------------------------------------------------------------------------------------------
                                   $  915,210        $  741,355        $1,759,803        $1,446,615
===================================================================================================

6.    Subsequent Event

On August 23, 1999 the holders of all of the Company's 1,715,742 shares of Series A Convertible Junior Preferred Stock converted their shares to 40,906,477 shares of Dollar General Common Stock in accordance with the relevant provisions of the Company's Charter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although Dollar General Corporation (the "Company") believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to: general transportation and distribution delays or interruptions; interruptions in suppliers' operations; inventory risks due to shifts in market demand; changes in product mix; costs and delays associated with building, opening and operating new distribution centers; and the other risk factors referenced in the Annual Report on Form 10-K for the year ended January 29, 1999 and the Company's other periodic reports and filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

The following text contains references to years 1999, 1998, 1997 and 1996 which represent fiscal years ending or ended January 28, 2000, January 29, 1999, January 30, 1998 and January 31, 1997, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and their notes thereto.


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


SIX MONTHS ENDED JULY 30, 1999 AND JULY 31, 1998

NET SALES. Net sales for the first six months of 1999 increased $313.2 million, or 21.7%, to $1,759.8 million from $1,446.6 million for the comparable period in 1998. The increase resulted from 537 net additional stores being in operation as of July 30, 1999, as compared with July 31, 1998, and an increase of 7.3% in same-store sales. The increase in same-store sales for the six and three month periods ended July 30, 1999 was primarily driven by continued improvements in the Company's consumable basic merchandise mix and improved in-stock levels. Same-store sales growth resulted in a 14.1% increase for the same period last year driven by the addition of 700 faster-turning consumable items to the merchandise mix and refurbishing more than 2,400 stores to a new prototype reflecting a 65% hardlines/35% softlines space allocation versus the previous 50%/50% allocation.

The Company defines same stores as those opened before the beginning of the previous fiscal year which have remained open throughout the current period.

GROSS PROFIT. Gross profit for the first six months of 1999 was $475.5 million, or 27.0% of net sales, compared with $395.8 million, or 27.4% of net sales, in the same period last year. This decrease was driven by higher distribution expense associated with the operation of additional distribution centers compared with the same six-month period last year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the first six months of 1999 totaled $350.5 million, or 19.9% of net sales, compared with $291.3 million, or 20.1% of net sales during the comparable period last year. Total SG&A expense increased 20.3% primarily as a result of 537 net additional stores being in operation compared with the same six-month period last year.

INTEREST EXPENSE. Interest expense decreased to $2.8 million, or 0.16% of sales, compared with $3.0 million or 0.21%, in the comparable period last year. This decrease is primarily a result of lower average borrowings during the comparable period.

PROVISIONS FOR TAXES ON INCOME. The effective income tax rate for the three and six-month periods ended July 30, 1999 was 36.3% compared with 37.3% in the comparable period last year. The 1999 effective tax rate decreased as a result of certain tax planning strategies.

THREE MONTHS ENDED JULY 30, 1999 AND JULY 31, 1998

NET SALES. Net sales for the quarter increased $173.8 million, or 23.4%, to $915.2 million from $741.4 million for the comparable period in 1998. The increase resulted from 537 net additional stores being in operation as of July 30, 1999, compared with July 31, 1998, and an increase of 9.0% in same-store sales. Same-store sales increased 9.2% for the second quarter last year.

GROSS PROFIT. Gross profit for the quarter was $249.6 million, or 27.3% of net sales, compared with $205.5 million, or 27.7% of net sales, in the same period last year. This decrease was driven by higher distribution expense associated with the operation of additional distribution centers compared with the second quarter last year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the quarter totaled $182.4 million, or 19.9% of net sales, compared with $150.4 million, or 20.3% of net sales during the comparable period last year. Total SG&A expense increased 21.3% primarily as a result of 537 net additional stores being in operation compared with the same three month period last year.

INTEREST EXPENSE. Interest expense decreased to $1.9 million, or 0.21% of sales, from $2.0 million, or 0.27% of sales, in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities - Net cash used by operating activities totaled $168.8 million during the first six months of 1999, compared with $52.0 million cash used in operating activities in the comparable period last year. This increase in use of cash was primarily driven by decreased accounts payable leverage as a result of receiving imported seasonal merchandise earlier than last year and decreased accrued expenses as a result of a $61.9 million decrease in advances received from the sale/leasebacks of the South Boston, Virginia distribution center expansion and the Ardmore, Oklahoma distribution center.

Cash flows from investing activities - Net cash used by investing activities totaled $11.5 million during the first six months of 1999 compared with $55.4 million in the comparable period last year. The decrease in cash used by investing activities was primarily the result of $61.9 million of proceeds recognized in 1999 from the sale/leasebacks of the South Boston, Virginia distribution center expansion and the Ardmore, Oklahoma distribution center. Current period cash used resulted from $73 million in capital expenditures primarily from opening 324 new stores during the first six months of 1999.

Cash flows from financing activities - Total debt (including current maturities and short-term borrowings) at July 30, 1999 was $151.4 million compared with $161.8 million at July 31, 1998.

Because of the significant impact of seasonal buying (e.g., Spring and December holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $175.0 million revolving credit/term loan facility and short-term bank lines of credit totaling $155.0 million at July 30, 1999. The Company had short-term borrowings of $148.5 million outstanding as of July 30, 1999 and $160.9 million as of July 31, 1998. Management believes seasonal working capital expenditure requirements will continue to be met through cash flow provided by operations supplemented by the revolving credit/term loan facility and short-term bank lines of credit.

On June 11, 1999, the Company entered into a five year commercial paper funded synthetic lease facility with $200.0 million capacity. This facility will be funded as needed for the construction of new stores and new distribution centers. As of July 30, 1999 $5.0 million of construction costs for new stores had been funded under this facility.

The Company had previously entered into a synthetic lease facility with $225.0 million capacity to fund the capital requirements for the construction of new stores, new distribution centers and the new corporate headquarters complex. As of July 30, 1999, $217.8 million of construction costs had been funded under this facility including: $82.4 million for new stores; $53.2 million for the Fulton, Missouri distribution center; $45.5 million for the Indianola, Mississippi distribution center and $36.7 million for the corporate headquarters complex.

On July 16, 1999, the Company replaced its existing interest-rate-swap agreements with $200 million in interest rate swaps maturing in February 2001 with an option by the counter-parties to extend the swap to September 2002. The purpose of the interest rate swap is to fix the interest rate on $200 million of leveraged lease financing.


ACCOUNTING PRONOUNCEMENTS

The Company is in the process of analyzing the impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." Adoption of this Statement, as amended, is required for the Company's fiscal year ending February 1, 2002.

YEAR 2000

The Company recognizes that without appropriate modification some computer programs may not operate properly when asked to recognize the year 2000. Upon reaching the year 2000, these computer programs will inaccurately interpret the "00" used in two-digit date calculations as the year 1900. In anticipation of the need to correct and otherwise prepare for any potential year 2000 computer problems, the Company formed a Year 2000 Task Force (the "Task Force") which has developed a year 2000 compliance plan (the "Plan"). The Plan addresses the Company's state of readiness, the costs to address the Company's year 2000 issues, the risks of the Company's year 2000 issues and the Company's contingency plans.

The Company's state of readiness

Internal Systems: The Company's Plan addresses all of the Company's hardware and software systems, as well as equipment controlled by microprocessors used in the offices, stores, and distribution centers. As a part of the Plan, the Task Force has completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the year 2000 and in most cases, has remedied the problem with programming changes. The Plan has identified the Company's accounting, inventory management and warehouse management systems as critical systems. The Company expects the programming changes and software replacement for systems that are not already year 2000 compliant will be completed during the third quarter of 1999. The Company has completed testing the year 2000 readiness of many of its systems and expects to complete the testing process by October 1999. The Company's year 2000 compliance effort has not resulted in any material delays to other internal information technology projects.

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

The costs to address the Company's year 2000 issues

Based on the Company's current estimates, the cost of addressing the Company's year 2000 remediation efforts will be between $400,000 and $600,000. To date, expenditures have been approximately $300,000. Costs are being expensed when incurred. This cost estimate excludes the costs of previously planned software implementations as well as salaries of existing employees involved in the year 2000 remediation efforts. These projected costs are based upon management's best estimates which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these cost estimates will be accurate; actual results could differ materially.

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


The Company's contingency plans

The Company will continue to closely monitor the year 2000 compliance readiness of its Third Party Vendors and, where appropriate, will replace those Third Party Vendors who appear to be unwilling to confirm their year 2000 readiness or who are unable to meet compliance deadlines. The Company has been developing, and intends to complete by October 1999, a comprehensive business continuity plan ("BCP") that is designed to respond to significant business interruption. The BCP focuses on business recovery and continuation made necessary by natural disaster, year 2000 system non-compliance, vendor breach of contract or any other factor. Although it is impossible to accurately predict and prepare for all risks associated with the year 2000 issue, the Company will continue to evaluate and modify where appropriate its BCP to address those risks which it believes are reasonably foreseeable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a credit facility to fund seasonal working capital requirements which is comprised primarily of variable rate debt. As of July 30, 1999, the Company had outstanding short term borrowings of $148.5 million at a weighted average interest rate of 5.33%.

On July 16,1999, the Company replaced its existing interest-rate-swap agreements with $200 million in interest rate swaps maturing in February 2001 with an option by the counter-parties to extend the swap agreements to September 2002. These swap agreements exchange the Company's floating interest rate exposure on the lease payments under its $225 million leveraged lease facility for fixed rent payments. The Company will pay a weighted average fixed rate of 5.26% on $200 million of the $225 million facility rather than a rate based on the one-month LIBOR, which was 5.24% at July 30, 1999. The fair value of the interest rate swap agreements was $2.0 million at July 30, 1999.

PART II - OTHER INFORMATION

Item 1.  Not applicable.
Item 2.  Not applicable.
Item 3.  Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders of the Corporation held June 7, 1999, the shareholders voted on these proposals as follows:

         Proposal No. 1:  Election of Directors.

         The following nominees were elected to serve as Directors of the Corporation until the next Annual Shareholders' Meeting:

                                                                       Votes
         Nominee                             Votes For            Withheld/Against
         --------------------------------------------------------------------------
         Dennis C. Bottorff                  173,598,687               586,550
         James L. Clayton                    173,636,178               549,059
         Reginald D. Dickson                 173,633,724               551,513
         John B. Holland                     173,607,000               578,237
         Barbara M. Knuckles                 173,638,204               547,033
         Cal Turner, Jr.                     173,491,249               693,988
         Cal Turner, Sr.                     173,616,575               568,662
         David M. Wilds                      173,634,595               550,642
         William S. Wire, II                 173,590,398               594,839

         Proposal  No.  2:  Shareholder   Proposal  Regarding  Equal  Employment
         Opportunity Information.

         Number of shares for                                    11,607,661
         Number of shares against                               116,636,238
         Number of shares abstaining                              4,058,642

         Proposal No. 3: Shareholder Proposal Regarding Cumulative Voting.

         Number of shares for                                    37,040,467
         Number of shares against                                92,867,804
         Number of shares abstaining                              2,394,268


Item 5.  Not applicable.
Item 6.  A. Exhibits:
            27 Financial Data Schedule (for SEC use only)

         B. Reports on Form 8-K

            No Current Reports on Form 8-K were filed by Dollar General Corporation during the quarter ended July 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DOLLAR GENERAL CORPORATION
                                    (Registrant)



September 10, 1999                  By: /s/Brian M. Burr
                                        ----------------------------------------
                                        Brian M. Burr, Executive Vice President,
                                        Chief Financial Officer