Form 10-Q
period 1999-10-29
DOLLAR GENERAL CORP
filed 1999-12-13
CIK 29534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended October 29, 1999

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

                                100 Mission Ridge
                         Goodlettsville, Tennessee 37072
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (615) 855-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

The number of shares of common stock outstanding at December 3, 1999, was 264,317,067.

                           Dollar General Corporation

                                    Form 10-Q

                     For the Quarter Ended October 29, 1999

                                      Index

Part I.  Financial Information

         Item 1. Financial Statements (unaudited):

                 Consolidated Balance Sheets as of October 29, 1999, January 29, 1999 (derived from the audited financial statements) and
                 October 30, 1998

                 Consolidated Statements of Income for the three months ended October 29, 1999 and October 30, 1998 and the nine months ended
                 October 29, 1999 and October 30, 1998

                 Consolidated Statements of Cash Flows
                 for the nine months ended October 29, 1999
                 and October 30, 1998

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

         Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                 DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                                                         CONSOLIDATED BALANCE SHEETS

                                                                (In thousands)

                                                                                  Oct. 29              Jan. 29,            Oct. 30
                                                                                   1999                 1999                 1998
                                                                                (Unaudited)               *              (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
           ASSETS
Current assets:
           Cash and cash equivalents                                            $   35,690          $   22,294           $   18,254
           Merchandise inventories                                               1,105,503             811,722              944,266
           Deferred income taxes                                                     5,373               2,523                6,233
           Other current assets                                                     67,162              42,378               34,692
------------------------------------------------------------------------------------------------------------------------------------
                     Total current assets                                        1,213,728             878,917            1,003,445

Property and equipment, at cost                                                    560,219             528,238              477,281
Less: accumulated depreciation                                                     235,360             201,830              188,241
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   324,859             326,408              289,040

Other assets                                                                        10,538               6,459                6,498
------------------------------------------------------------------------------------------------------------------------------------

                     Total assets                                               $1,549,125          $1,211,784           $1,298,983
====================================================================================================================================

           LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
           Current portion of long-term debt                                    $    1,243          $      725           $      649
           Short-term borrowings                                                   180,099                   0              259,679
           Accounts payable                                                        347,563             257,759              280,776
           Accrued expenses                                                        115,263             172,825               85,398
           Income taxes                                                             29,290              23,825                8,026
------------------------------------------------------------------------------------------------------------------------------------
                     Total current liabilities                                     673,458             455,134              634,528

Long-term debt                                                                       1,526                 786                  189
Deferred income taxes                                                               12,079              30,103               12,277

Shareholders' equity:
           Preferred stock                                                               0                 858                  858
           Common stock                                                            132,653             105,121              105,010
           Additional paid-in capital                                              250,321             418,039              415,762
           Retained earnings                                                       479,088             402,270              330,886
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   862,062             926,288              852,516
           Less: treasury stock                                                          0             200,527              200,527
------------------------------------------------------------------------------------------------------------------------------------
                     Total shareholders' equity                                    862,062             725,761              651,989
------------------------------------------------------------------------------------------------------------------------------------
                     Total liabilities and
                     shareholders' equity                                       $1,549,125          $1,211,784           $1,298,983
====================================================================================================================================

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

                                       DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands except per share amounts)
                                                       (Unaudited)

                                                   Three Months Ended                           Nine Months Ended
                                            Oct. 29                 Oct. 30              Oct. 29                 Oct. 30
                                             1999                     1998                1999                    1998
-------------------------------------------------------------------------------------------------------------------------
Net sales                                 $ 950,419                $ 781,389         $ 2,710,222             $ 2,228,004

Cost of goods sold                          672,562                  556,655           1,956,836               1,607,457
-------------------------------------------------------------------------------------------------------------------------

     Gross profit                           277,857                  224,734             753,386                 620,547

Selling, general and

  administrative expense                    195,753                  158,445             546,211                 449,786
-------------------------------------------------------------------------------------------------------------------------

     Operating profit                        82,104                   66,289             207,175                 170,761

Interest expense                              2,326                    3,315               5,102                   6,285
-------------------------------------------------------------------------------------------------------------------------

     Income before taxes on income           79,778                   62,974             202,073                 164,476

Provision for taxes on income                28,919                   22,636              73,251                  60,445
-------------------------------------------------------------------------------------------------------------------------

     Net income                           $  50,859                $  40,338         $   128,822             $   104,031
=========================================================================================================================



Diluted earnings per share                $    0.19                $    0.15         $      0.48             $      0.39
=========================================================================================================================

Weighted average diluted shares             270,391                  268,341             269,712                 268,454
=========================================================================================================================

Basic earnings per share                  $    0.19                $    0.18         $      0.54             $      0.46
=========================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                             DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (In thousands)
                                                             (Unaudited)

                                                                                                              Six Months Ended
                                                                                                          Oct. 29          Oct. 30
                                                                                                            1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
            Net income                                                                                   $ 128,822        $ 104,031
            Adjustments to reconcile net income to net
                        cash used in operating activities:
                        Depreciation and amortization                                                       46,759           38,825
                        Deferred income taxes                                                              (20,874)         (10,150)
            Change in operating assets and liabilities:
                        Merchandise inventories                                                           (293,781)        (312,312)
                        Other current assets                                                               (24,784)         (12,808)
                        Accounts payable                                                                    89,804          100,818
                        Accrued expenses                                                                   (57,562)          (6,629)
                        Income taxes                                                                         5,465           (4,317)
                        Other                                                                                  (30)           1,751
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                                     (126,181)        (100,791)
------------------------------------------------------------------------------------------------------------------------------------

Investing activities:

            Purchase of property and equipment                                                            (112,441)        (104,090)
            Proceeds from sale of property and equipment                                                    63,182           16,105
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                      (49,259)         (87,985)
------------------------------------------------------------------------------------------------------------------------------------

Financing activities:

            Issuance of short-term borrowings                                                              237,914          358,078
            Repayments of short-term borrowings                                                            (57,815)        (120,332)
            Issuance of long-term debt                                                                       3,104                0
            Repayments of long-term debt                                                                    (1,846)          (1,906)
            Payments of cash dividend                                                                      (25,619)         (20,960)
            Proceeds from exercise of stock options                                                         32,235           27,247
            Repurchase of common stock                                                                     (26,999)         (73,236)
            Tax benefit of stock options exercised                                                          27,862           30,256
            Other                                                                                                0              755
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                                  188,836          199,902
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                                   13,396           11,126
Cash and cash equivalents, beginning of period                                                              22,294            7,128
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                                 $  35,690        $  18,254
====================================================================================================================================


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

The accompanying consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the three-month and nine-month periods ended October 29, 1999 and October 30, 1998, have been made. Certain reclassifications have been made to the 1998 financial statements to agree to the 1999 presentation.

Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year-end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.    Shareholders' Equity

Changes in shareholders' equity for the nine months ended October 29, 1999 and October 30, 1998 were as follows.

                                                                             Additional
                                                 Preferred      Common        Paid-In       Retained       Treasury
                                                   Stock        Stock         Capital       Earnings        Stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 30, 1998                        $ 858       $ 83,526       $379,954       $320,085     $ (200,527)      $583,896

    Net income                                                                               104,031                       104,031

    5-for-4 stock split,
        September 21, 1998                                      21,090        (21,090)                                           0

    Cash dividend, $.10 per
        common share, as declared                                                            (18,438)                      (18,438)

    Cash dividend, $1.65 per
        preferred share                                                                       (2,555)                       (2,555)

    Issuance of common
        stock under employee stock
        incentive plans                                          1,377         25,903                                       27,280

    Stock repurchase                                              (999)                      (72,237)                      (73,236)

    Tax benefit of stock options
        exercised                                                              30,256                                       30,256

    Transfer to 401(k) savings
        and retirement plan                                         16            739                                          755
-----------------------------------------------------------------------------------------------------------------------------------
Balances, October 30, 1998                        $ 858       $105,010       $415,762       $330,886     $ (200,527)      $651,989
===================================================================================================================================

                                                                             Additional
                                                 Preferred      Common        Paid-In       Retained       Treasury
                                                   Stock        Stock         Capital       Earnings        Stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 29, 1999                        $ 858       $105,121       $418,039       $402,270     $ (200,527)      $725,761

    Net income                                                                               128,822                       128,822

    Cash dividend, $.10 per
        common share, as declared                                                            (24,441)                      (24,441)

    Cash dividend, $1.37 per
        preferred share                                                                       (1,178)                       (1,178)

    5-for-4 stock split,
        May 24, 1999                                            26,573        (26,573)                                           -

    Issuance of common
        stock under employee stock
        incentive plans                                          1,573         30,662                                       32,235

    Conversion of preferred stock
        to common stock                            (858)                     (199,669)                      200,527              -

    Stock repurchase                                              (614)                      (26,385)                      (26,999)

    Tax benefit of stock options
        exercised                                                              27,862                                       27,862

===================================================================================================================================
Balances,  October 30, 1999                       $   -       $132,653       $250,321       $479,088     $ -              $862,062
===================================================================================================================================

3.  Earnings Per Share

Shares have been adjusted for all stock splits including the May 24, 1999 five-for-four common stock split.

                                                                                Nine months ended October 29, 1999
                                                                                                                 Per-Share
                                                                           Income              Shares              Amount
                                                                    ------------------------------------------------------
Net income                                                               $ 128,822
Less:  preferred stock dividends                                             1,178
--------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:

Income available to common shareholders                                  $ 127,644             237,260             $ 0.54
                                                                                                             =============

Stock options outstanding                                                                        5,182
Convertible preferred stock                                                  1,178              27,270
--------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                                              $ 128,822             269,712             $ 0.48
==========================================================================================================================

                                                                                Nine months ended October 29, 1998
                                                                                                                 Per-Share
                                                                           Income              Shares              Amount
                                                                    ------------------------------------------------------
Net income                                                               $ 104,031
Less:  preferred stock dividends                                             2,555
--------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:

Income available to common shareholders                                  $ 101,476             220,954             $ 0.46
                                                                                                                ==========

Stock options outstanding                                                                        6,594
Convertible preferred stock                                                  2,555              40,906
--------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                                              $ 104,031             268,454             $ 0.39
==========================================================================================================================

                                                                               Three months ended October 29, 1999
                                                                                                                 Per-Share
                                                                           Income              Shares              Amount
                                                                    ------------------------------------------------------
Basic earnings per share:

Net income                                                               $ 50,859             265,466             $ 0.19
                                                                                                              ===========

Stock options outstanding                                                                       4,925

-------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                                              $ 50,859             270,391             $ 0.19
=========================================================================================================================

                                                                              Three months ended October 30, 1998
                                                                                                                 Per-Share
                                                                           Income              Shares              Amount
                                                                    ------------------------------------------------------
Net income                                                               $ 40,338
Less:  preferred stock dividends                                              942
-------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:

Income available to common shareholders                                  $ 39,396             221,477             $ 0.18
                                                                                                               ==========

Stock options outstanding                                                                       5,958
Convertible preferred stock                                                   942              40,906
-------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                                              $ 40,338             268,341             $ 0.15
=========================================================================================================================

4.       Preferred Stock Conversion

On August 23, 1999, the holders of all of the Company's 1.7 million shares of Series A Convertible Junior Preferred Stock converted their shares to 40.9 million shares of Dollar General Common Stock in accordance with the relevant provisions of the Company's charter. Consequently, preferred stock and treasury stock balances were reduced to zero.

5. Common Stock Repurchases

The Board has authorized a share repurchase program wherein the Company may purchase up to 6.25 million shares from time to time in the open market or in privately negotiated transactions. The Company may repurchase shares depending upon the market price of the shares and other factors in order to offset the impact of the Company's employee stock option program and to take advantage of an undervalued share price as cash is available.

As a part of its share repurchase program, the Company entered into equity collar arrangements with independent third parties. Under these arrangements, the Company sold put warrants to independent third parties which entitle the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. In addition, the Company purchased call options which entitled the Company to purchase shares of the Company's common stock on certain dates at specified prices. The Company has the option of a net-share settlement. In the third quarter, the Company exercised its option to purchase shares under the call options.

For the nine months ended October 29, 1999 the Company repurchased 1.2 million shares of common stock, including 0.7 million shares under the call option described above. The Company may purchase an additional 5.0 million shares under the current authorization which expires May 1, 2001. At October 29, 1999, put warrants on 2.0 million shares of common stock were outstanding. The outstanding warrants expire in March 2000 and have strike prices ranging from $23 to $26 per share.

6. Segment Reporting

The Company manages its business on the basis of one reportable segment. As of October 29, 1999 and October 30, 1998, all of the Company's operations were located within the United States. The following data is presented in accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."

                                                       Three Months Ended                           Nine Months Ended
                                                   Oct. 29,            Oct. 30,                  Oct. 29,         Oct. 30,
                                                    1999                1998                       1999             1998
----------------------------------------------------------------------------------------------------------------------------
Classes of similar products

Net sales:

    Hardlines                                     $781,141          $634,587                     $2,229,294       $1,821,277
    Softlines                                      169,278           146,802                        480,928          406,727
----------------------------------------------------------------------------------------------------------------------------
                                                  $950,419          $781,389                     $2,710,222       $2,228,004
============================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although Dollar General Corporation (the "Company") believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to: general transportation and distribution delays or interruptions; interruptions in suppliers' operations; inventory risks due to shifts in market demand; changes in product mix; costs and delays associated with building, opening and operating new distribution centers; inventory risks due to the Company's failure to timely flow merchandise from the vendors to stores; and the other risk factors referenced in the Annual Report on Form 10-K for the year ended January 29, 1999 and the Company's other periodic reports and filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

NINE MONTHS ENDED OCTOBER 29, 1999 AND OCTOBER 30, 1998

NET SALES. Net sales for the first nine months of 1999 increased $482.2 million, or 21.6%, to $2,710.2 million from $2,228.0 million for the comparable period in 1998. The increase resulted from 570 net additional stores being in operation as of October 29, 1999, as compared with October 30, 1998, and an increase of 7.4% in same-store sales. The increase in same-store sales for the nine-month period ended October 29, 1999 was primarily driven by continued improvements in the Company's consumable basic merchandise mix and improved in-stock levels. Same-store sales increased 11.4% for the same period last year driven by the addition of 700 faster-turning consumable items to the merchandise mix and refurbishing more than 2,400 stores to a new prototype reflecting a 65% hardlines/35% softlines space allocation versus the previous 50%/50% allocation. The sales mix for the nine months ended October 29, 1999 was 82% hardlines/18% softlines versus 82% and 18%, respectively, for the same period last year.

The Company defines same stores as those opened before the beginning of the previous fiscal year which have remained open throughout the current period.

GROSS PROFIT. Gross profit for the first nine months of 1999 was $753.4 million, or 27.8% of net sales, compared with $620.5 million, or 27.9% of net sales, in the same period last year. The percent of sales decrease was driven by higher distribution expense associated with the operation of one additional distribution center.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the first nine months of 1999 totaled $546.2 million, or 20.2% of net sales, compared with $449.8 million, or 20.2% of net sales during the comparable period last year. Total SG&A expense increased 21.4% primarily as a result of 570 net additional stores being in operation compared with the same nine-month period last year.

INTEREST EXPENSE. Interest expense for the first nine months of 1999 decreased to $5.1 million, or 0.19% of sales, compared with $6.3 million or 0.28%, in the comparable period last year. This decrease is primarily a result of lower average borrowings during the comparable period, due to cash proceeds from sale/leaseback transactions.

PROVISIONS FOR TAXES ON INCOME. The effective income tax rate for the nine-month and three-month periods ended October 29, 1999 was 36.3%, compared with 36.8% and 35.9% in the comparable periods last year. The nine-month effective tax rate for 1999 decreased as a result of certain tax planning strategies. The effects of these strategies were first recognized in the third quarter last year.

THREE MONTHS ENDED OCTOBER 29, 1999 AND OCTOBER 30, 1998

NET SALES. Net sales for the quarter increased $169.0 million, or 21.6%, to $950.4 million from $781.4 million for the comparable period in 1998. The increase resulted from 570 net additional stores being in operation as of October 29, 1999, compared with October 30, 1998, and an increase of 7.4% in same-store sales. Same-store sales increased 6.5% for the third quarter last year. The increase in same-store sales for the three month period ended October 29, 1999 was primarily driven by continued improvements in the Company's consumable basic merchandise mix and improved in-stock levels. The sales mix for the quarter ended October 29, 1999 was 82% hardlines/18% softlines versus 81% and 19%, respectively, for the same quarter last year.

GROSS PROFIT. Gross profit for the quarter was $277.9 million, or 29.2% of net sales, compared with $224.7 million, or 28.8% of net sales, in the same period last year. The percent of sales increase was driven primarily by lower transportation expense.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the quarter totaled $195.8 million, or 20.6% of net sales, compared with $158.4 million, or 20.3% of net sales during the comparable period last year. Total SG&A expense increased 23.6% primarily as a result of 570 net additional stores being in operation compared with the same three month period last year.

INTEREST EXPENSE. Interest expense for the quarter decreased to $2.3 million, or 0.24% of sales, from $3.3 million, or 0.42% of sales, in the comparable period last year. This decrease is primarily a result of lower average borrowings during the comparable period, due to cash proceeds from sale/leaseback transactions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities - Net cash used by operating activities totaled $126.2 million during the first nine months of 1999, compared with $100.8 million in the comparable period last year. This increase in use of cash was primarily driven by decreased accrued expenses resulting from decreases in advances received from the sale/leasebacks of the South Boston, Virginia distribution center expansion and the Ardmore, Oklahoma distribution center.

Cash flows from investing activities - Net cash used by investing activities totaled $49.3 million during the first nine months of 1999 compared with $88.0 million in the comparable period last year. The decrease in cash used by investing activities was primarily the result of proceeds recognized in 1999 from the sale/leasebacks of the South Boston, Virginia distribution center expansion and the Ardmore, Oklahoma distribution center. Current period cash used resulted from $112.4 million in capital expenditures primarily from opening 501 new stores during the first nine months of 1999.

Cash flows from financing activities - Total debt (including current maturities and short-term borrowings) at October 29, 1999 was $182.8 million compared with $260.5 million at October 30, 1998.

Because of the significant impact of seasonal buying (e.g., Spring and December holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $175.0 million revolving credit/term loan facility and short-term bank lines of credit totaling $130.0 million at October 29, 1999. The Company had short-term borrowings of $180.1 million outstanding as of October 29, 1999 and $259.7 million as of October 30, 1998. Management believes seasonal working capital expenditure requirements will continue to be met through cash flow provided by operations supplemented by the revolving credit facility and short-term bank lines of credit.

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

The Company's state of readiness

Internal Systems: The Company's Plan addresses all of the Company's hardware and software systems, as well as equipment controlled by microprocessors used in the offices, stores, and distribution centers. As a part of the Plan, the Task Force has completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the year 2000 and has remedied all foreseeable problems. The Plan has identified the Company's accounting, inventory management and warehouse management systems as critical systems. Programming changes and software replacement for systems that were not already year 2000 compliant have been completed. The Company has completed testing the year 2000 readiness of its systems. The Company's year 2000 compliance effort has not resulted in any material delays to other internal information technology projects.

External Systems: The Company has requested, and has received, written confirmation from vendors, suppliers and other service providers ("Third Party Vendors") as to their year 2000 system compliance status. Although the Company currently knows of no material Third Party Vendor system that will not be year 2000 ready, the failure of any significant Third Party Vendor to remedy its year 2000 issues could have a material adverse effect on the Company's operations, financial position or liquidity. The Company continues to aggressively monitor the progress of its Third Party Vendors in an effort to mitigate its own year 2000 non-compliance risk.

The costs to address the Company's year 2000 issues

Based on the Company's current estimates, the cost of addressing the Company's year 2000 remediation efforts will be approximately $510,000. To date, expenditures have been approximately $360,000. Costs are being expensed when incurred. This cost estimate excludes the costs of previously planned software implementations as well as salaries of existing employees involved in the year 2000 remediation efforts.

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

The Company's contingency plans

The Company will continue to closely monitor the year 2000 compliance readiness of its Third Party Vendors and, where appropriate, will replace those Third Party Vendors who appear to be unwilling to confirm their year 2000 readiness or who are unable to meet compliance deadlines. The Company has developed a comprehensive business continuity plan ("BCP") that is designed to respond to significant business interruption. The BCP focuses on business recovery and continuation made necessary by natural disaster, year 2000 system non-compliance, vendor breach of contract or any other factor. Although it is impossible to accurately predict and prepare for all risks associated with the year 2000 issue, the Company will continue to evaluate and modify where appropriate its BCP to address those risks which it believes are reasonably foreseeable.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a credit facility to fund seasonal working capital requirements which is comprised primarily of variable rate debt. As of October 29, 1999, the Company had outstanding short term borrowings of $180.1 million at a weighted average interest rate of 5.57%.

On July 16,1999, the Company had $200 million in interest rate swap agreements maturing in February 2001 with an option by the counter-parties to extend the swap agreements to September 2002. These swap agreements exchange the Company's floating interest rate exposure so that the Company will pay a weighted average fixed rate of 5.26% on $200 million of the $225 million facility rather than a rate based on the one-month LIBOR, which was 5.46% at October 29, 1999. The fair value of the interest rate swap agreements was $2.0 million at October 29, 1999.

PART II - OTHER INFORMATION

Item 1.  Not applicable.
Item 2.  Not applicable.
Item 3.  Not applicable.
Item 4.  Not applicable.
Item 5.  Not applicable.
Item 6.  A. Exhibits:

            27 Financial Data Schedule (for SEC use only)

         B. Reports on Form 8-K

               No Current Reports on Form 8-K were filed by
               Dollar General Corporation during the quarter ended October 29, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DOLLAR GENERAL CORPORATION
                                                     (Registrant)

December 10, 1999                   By:/s/ Brian M. Burr
                                       Brian M. Burr, Executive Vice President,
                                       Chief Financial Officer