Form 10-Q/A
period 1999-07-30
DOLLAR GENERAL CORP
filed 2000-04-25
CIK 29534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q/A

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 1999

                                 Amendment No. 1

                         Commission file number 1-11421


                           DOLLAR GENERAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


TENNESSEE                                                 61-0502302
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                         identification no.)


104 Woodmont Blvd. Suite 500  Nashville, Tennessee 37205
--------------------------------------------------------------------------------
(Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (615) 783-2000
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No[_].

The number of shares of common stock outstanding at September 9, 1999, was 265,979,479.

         This Amendment No. 1 amends the Quarterly Report on Form 10-Q filed by Registrant on September 13, 1999, by amending the following item as set forth in the pages attached hereto.

Item 6.  A. Exhibits:

              10.1 Master Agreement, dated as of June 11, 1999, by and among Dollar General Corporation, Certain Subsidiaries of Dollar General Corporation, Atlantic Financial Group, Ltd., Three Pillars Funding Corporation, Certain Financial Institutions Parties Hereto, SunTrust Bank, Nashville N.A., First Union National Bank, Bank of American National Trust and Savings Bank, The First National Bank of Chicago and Wachovia Bank, N.A. and SunTrust Equitable Securities Corporation. 10.2 Master Lease Agreement, dated as of June 11, 1999, between Atlantic Financial Group, Ltd. and Dollar General Corporation and certain Subsidiaries of Dollar General Corporation. 10.3 Guaranty Agreement dated June 11, 1999 by Dollar General corporation.

              10.4 Subsidiary Guarantee dated June 11, 1999 by Dolgencorp, Inc., Dolgencorp of Texas, Inc., Dade Lease Management, Inc., Dollar General Financial, Inc. and Dollar General Partners.

              27      Financial Data Schedule (for SEC use only)


         B. Reports  on Form 8-K
                      No Current Reports on Form 8-K were filed by Dollar General Corporation during the quarter ended July 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DOLLAR GENERAL CORPORATION
                                                 (Registrant)


April 18, 2000                               By:   /s/ Brian M. Burr
                                                       -------------------
                                                       Brian M. Burr,
                                                       Executive Vice President,
                                                       Chief Financial Officer