Form 10-K
period 2000-01-28
DOLLAR GENERAL CORP
filed 2000-04-27
CIK 29534

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2000

Commission file number 0-4769

                           DOLLAR GENERAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

          TENNESSEE                                            61-0502302
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                                100 MISSION RIDGE
                             GOODLETTSVILE, TN 37072
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (615) 783-2000

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of the Exchange on
  Title of Class                                              which Registered
  --------------                                              ----------------
 Common Stock                                           New York Stock Exchange

 Series B Junior Participating                          New York Stock Exchange
 Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 6, 2000 was $5,656,428,068 based upon the last reported sale price on such date by the New York Stock Exchange.

         The number of shares of common stock outstanding on April 6, 2000 was 263,274,082.

                       Documents Incorporated by Reference

         Document                                Where Incorporated in Form 10-K
         Portions of the Registrant's Proxy      Part III
         Statement Relating to the
         Annual Meeting of Shareholders to
         be held on June 5, 2000

         The following text contains references to years 2001, 2000, 1999, 1998 and 1997 which represent fiscal years ending February 1, 2002, February 2, 2001, January 28, 2000, January 29, 1999, and January 30, 1998, respectively. This discussion and analysis should be read with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto.


                                     PART I

ITEM 1.  BUSINESS

General

         Dollar General Corporation (the "Company" or "Dollar General") is a discount retailer of quality general merchandise at everyday low prices. Through conveniently located neighborhood stores, the Company offers a focused assortment of consumable basic merchandise including health and beauty aids, packaged food products, cleaning supplies, housewares, stationery, seasonal goods, basic apparel and domestics. During 1999, hardline and softline merchandise accounted for 82% and 18% of net sales, respectively. Dollar General Stores serve primarily low-, middle- and fixed- income families. As of January 28, 2000, the Company operated 4,294 stores located in 24 states, primarily in the midwestern and southeastern United States.

         The Company opened its first Dollar General store in 1955. During the last five years, the Company has experienced a rapid rate of expansion increasing its number of stores from 2,059 stores with an estimated 12,726,000 selling square feet at January 31, 1995, to 4,294 stores with an estimated 28,655,000 selling square feet at January 28, 2000. In addition to growth from new store openings, the Company recorded same-store sales increases in 1997, 1998 and 1999 of 8.4%, 8.3% and 6.4%, respectively. For the years 1995 through 1999, the Company had a compound annual growth rate in net sales and net income of 21.8% and 24.4%, respectively. In 2000, the Company plans to open approximately 675-700 new stores. The Company's business is somewhat seasonal in nature. As a result of the holiday season, the Company's net sales and net income are slightly higher in the fourth quarter than other quarters.

Business Strategy

         Dollar General's mission statement is "A Better Life for Everyone!" To carry out this mission, the Company has developed a business strategy that focuses on providing its customers with a focused assortment of consumable basic merchandise in a convenient, small-store format.

         Our Customers. The Company serves the consumable basics needs of customers primarily in the low- and fixed- income brackets. Specifically, two-thirds of the Company's customers live in households earning less than $30,000 a year; nearly half earn less than $20,000. The Company believes that it is well positioned to meet the consumable basics needs of the increasing number of households in this group.

         Our Stores. Dollar General Stores average 6,700 selling square feet and are usually located within three to five miles of our customers' homes. This appeals to the Company's target customers, many of whom prefer the convenience of a small, neighborhood store. As the discount store industry continues to move toward larger, "super-center" type stores which are often built outside of towns, Dollar General's convenient discount store format has become even more appealing to a wider range of consumers.

         Our Merchandise. The Company is committed to offering a focused assortment of quality, consumable basic merchandise in a number of core categories such as health and beauty aids, packaged food products, cleaning supplies, housewares, stationery, seasonal goods, basic apparel and domestics. By consistently offering a focused assortment of consumable basic merchandise, the Company encourages customers to shop Dollar General Stores for their everyday household needs, leading to frequent customer visits. In 1999, the average customer transaction increased to $8.14 from $8.06 in 1998.

         Our Prices. The Company distributes quality, consumable basic merchandise at everyday low prices. The Company's low-cost operating structure and focused assortment of merchandise allow it to offer quality merchandise with compelling value. As part of this strategy, the Company emphasizes even-dollar price points. The majority of products are priced at $10 or less, with nearly 50% of the products priced at $1 or less. The most expensive items are generally priced at $35.

         Our Cost Controls. The Company maintains strict overhead cost controls and seeks to locate stores in neighborhoods where store rental and operating costs are low. The Company continues to utilize new technology where it is cost effective to improve operating efficiencies.

Growth Strategy

         Management believes that the Company's future growth will come from a combination of merchandising initiatives, new store growth and infrastructure investments.

         Merchandising Initiatives. In 1998, the Company introduced a series of family-oriented basic apparel programs to its stores. These programs include jeans, khakis, T-shirts and knit shirts for men, women and children at prices of $10 or less. These programs increase the selection of quality basic apparel without increasing the square footage allocation of softline merchandise. Reflecting customer research findings, the Company introduced several new national brand items in key consumable categories in 1999. In 2000, the Company plans to expand the selection of store brands and take advantage of opportunity purchases that reflect its consumable basic strategy. The Company also intends to utilize new plan-o-gram technology to improve inventory productivity and retrofit approximately 700 small stores to a more productive prototype. The Company will continue to evaluate the performance of its consumable categories and make changes where appropriate. The Company believes these merchandising initiatives have contributed and will continue to contribute to same-store net sales increases.

         New Store Growth. The Company believes its format is adaptable to towns and neighborhoods throughout the country. The Company currently serves more than 2,800 communities with populations of fewer than 25,000. According to the Census Bureau, there are approximately 18,000 such communities in the United States. The Company will continue to focus on towns and neighborhoods within its current 24-state market area where management believes that the Company has the potential to significantly expand its store base. By opening new stores in its existing market area, the Company leverages brand awareness and takes advantage of operating efficiencies. In addition, the Company expects to explore the potential for geographic expansion as opportunities present themselves. Currently, the Company targets an annual new store sales growth rate of at least 14% per year. In 2000, the Company plans to open 675-700 new stores and relocate an additional 200-250 stores.

         Infrastructure Investments. The Company continues to make significant investments in infrastructure. Management believes that these investments will enable the Company to aggressively grow its store base and continually improve its operating margin. The Company realizes significant cost efficiencies by locating stores in close proximity to its distribution centers ("DCs"). During 1999, the Company completed construction of a new 1.2 million square foot DC in Fulton, Missouri and completed expansions to its existing DCs in South Boston, Virginia and Ardmore, Oklahoma. The Company plans to open a 1.0 million square foot DC in Alachua, Florida in the second half of 2000 and a 1.2 million square foot DC in Zanesville, Ohio in the first half of 2001. The Company plans to close its Homerville, Georgia DC in 2000. Most of the stores currently served by the Homerville, Georgia will ultimately be served by the Alachua, Florida DC. These changes will bring the Company's total distribution space to approximately
7.9 million square feet in eight facilities by the end of 2001.

Merchandise

         Dollar General Stores offer a focused assortment of quality, consumable basic merchandise in a number of core categories. In 1999, national brand merchandise represented more than 50% of net sales an increase from 35% in 1998.

         The Company believes that its merchandising strategy generates frequent repeat customer traffic. The Company is able to offer everyday low prices to its customers in large part because its buying staff negotiates low purchase prices from suppliers. The Company purchases its merchandise from a wide variety of suppliers, with no supplier accounting for more than 6% of the Company's purchases during 1999.

         In order to fulfill the Company's commitment to maintain high in-stock levels of core merchandise, the Company generally limits its stock keeping units ("SKUs") per store to approximately 3,500 items. The majority of items are priced at $1 and in increments of $1, with the most expensive items generally priced at $35. The Company believes even-dollar pricing demonstrates value to the customer and disciplines its merchants to continually negotiate purchase prices that conform to a limited number of retail price points. The Company believes the risk of inventory obsolescence is low because it offers quality, consumable basic merchandise. The Company regularly reviews its inventory to identify aged merchandise and sells it at reduced prices to remove it from inventory.

Dollar General Stores receive merchandise shipments weekly from Company DCs. See "Item 2. -- Properties."



The Dollar General Store

         The typical Dollar General Store has approximately 6,700 square feet of selling space and is operated by a manager, an assistant manager and two or more sales clerks. Approximately 71% of the Dollar General Stores are in communities with populations of fewer than 25,000 people. As of January 28, 2000, 60% of stores were located in strip shopping centers, 35% were freestanding buildings and 5% were in downtown store buildings. The Company generally has not encountered difficulty locating suitable store sites in the past, and the Company does not currently anticipate experiencing difficulty in finding suitable locations.

         The Company's recent store growth is summarized in the following table:

                     Stores at                              Net
                     Beginning       Stores    Stores      Store       Stores at
           Year       of Year        Opened    Closed     Increase     Year End
           ---------------------------------------------------------------------
           1997         2,734          468       33          435         3,169
           1998         3,169          551       33          518         3,687
           1999         3,687          646       39          607         4,294


Employees

         At March 31, 2000, the Company and its subsidiaries employed approximately 34,600 full-time and part-time employees, including regional managers, district managers, store managers, and DC and administrative personnel, compared with approximately 29,800 employees at March 31, 1999. The Company believes its relationship with its employees is good.

Competition

         The Company is engaged in a highly competitive business. The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. Some of the largest retail companies have stores in some of the areas where the Company operates. Management believes that the Company competes primarily by offering quality, consumable basic merchandise at everyday low prices in convenient neighborhood locations.

Executive Officers of the Company

The Company's executive officers as of April 1, 2000, are:

                                                                                        Executive
                                                                                         Officer
                  Name            Age                    Position                         Since
--------------------------------------------------------------------------------------------------
       Cal Turner, Jr.            60         Chairman and                                  1966
                                             Chief Executive Officer

       Bob Carpenter              52         President and                                 1981
                                             Chief Operating Officer

       Bruce Ash                  51         Vice President,                               1999
                                             Information Services

       Melissa Buffington         42         Vice President,                               1999
                                             Human Resources

       Brian Burr                 43         Executive Vice President and                  1998
                                             Chief Financial Officer

       Troy Fellers               58         Vice President, Distribution                  1991
                                             Planning and Transportation Development

       Tom Hartshorn              49         Senior Vice President,                        1992
                                             Logistics and Merchandising
                                             Operations

       Bill Knight                48         Vice President,                               2000
                                             Store Operations and Store Development

       Stonie O'Briant            45         Executive Vice President,                     1995
                                             Merchandising

       Randy Sanderson            45         Vice President,                               1996
                                             Controller

       Jeff Sims                  49         Vice President,                               1999
                                             Distribution

       Leigh Stelmach             60         Executive Vice President,                     1989
                                             Operations

       Bob Warner                 50         Vice President,                               1998
                                             General Merchandising Manager

       Earl Weissert              54         Executive Vice President,                     1999
                                             Operations

         All executive officers of the Company serve at the pleasure of the Board of Directors. Messrs. Turner, Carpenter, Fellers, Hartshorn, O'Briant and Stelmach have been employed by the Company as executive officers for more than the past five years.

The following is a brief summary of the business experience of the executive officers:

Mr. Turner joined the Company in 1965 and was elected President and Chief Executive Officer in 1977. Mr. Turner has served as Chairman of the Board and Chief Executive Officer since January 1989.

Mr. Carpenter was named President and Chief Operating Officer in February 2000. He previously served the Company as Executive Vice President and Chief
Administrative  Officer.  He  joined  the  Company  in 1981  as Vice  President,
Administration and General Counsel. From 1987 to 1993, Mr. Carpenter served as Vice President, Administration, Chief Counsel and Corporate Secretary. Mr. Carpenter was named Vice President and Chief Administrative Officer in 1993 and Executive Vice President in 1998.

Mr. Ash joined the Company as Vice President, Information Services in September 1999. Before joining the Company, Mr. Ash served as Senior Vice President of Systems at Talbot's, a retailing company, for ten years.

Ms. Buffington joined the Company as Vice President, Human Resources in October 1999. Before joining the Company, Ms. Buffington served as Executive Vice President, Human Resources of First American Corporation, a bank holding company. Ms. Buffington joined First American in 1993 as Senior Vice President, Quality Management.

Mr. Burr joined the Company as Executive Vice President in August 1998 and was promoted to Chief Financial Officer in March 1999. Before joining the Company, Mr. Burr served as President of Upper Deck Companies, a sports trading card and memorabilia company. Mr. Burr joined Upper Deck in 1990 and served as Senior Vice President of Operations before becoming President in 1994.

Mr. Fellers was named Vice President, Distribution in March 1991. He joined the Company in 1989 as Director of Distribution. Before joining the Company, he was general manager of distribution for McCrory/TG&Y, a retailing company, where he held various distribution management positions since 1967.

Mr. Hartshorn was named Senior Vice President, Logistics and Merchandising Operations in February 2000. He joined the Company as Vice President, Operations in 1992 and was named Vice President, Merchandising Operations in 1993. Before joining the Company, he was director of store operations for McCrory/TG&Y, a retailing company, where he held various management positions in operations since 1968.

Mr. Knight joined the Company in 1990 and served the Company in various capacities including Region Manager and Director, Store Operations, prior to being named Vice President, Store Operations in March 2000. Prior to joining the Company, Mr. Knight held various operations management positions for Zayre Corporation, a retailing company.

Mr. O'Briant was named Executive Vice President, Merchandising in February 2000. Mr. O'Briant joined the Company in 1991 as Hardlines Merchandise Manager, was named General Merchandise Manager in 1992, Vice President, Merchandising in 1995, and Senior Vice President, Merchandising in 1998. Before joining Dollar General, Mr. O'Briant had 17 years of service with Fred's, Inc., a discount retailer, where he served in a number of executive management positions including Vice President, Hardlines; Vice President, Softlines; and Vice President, Household Goods.

Mr. Sanderson joined the Company in November 1996 as Vice President, Controller. Before joining the Company, he served as Vice President and Controller of Famous-Barr, a division of the May Department Stores Company. During his 23-year career with the May Department Stores Company, Mr. Sanderson had responsibility for a variety of financial and accounting functions at both the corporate and operating division level.

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

Mr. Stelmach joined the Company in 1989 as Vice President, Merchandising/ Operations and was named Executive Vice President, Operations in 1993. Before joining the Company, Mr. Stelmach was President of Fred's Store in Memphis, Tennessee for two years, and he was Senior Vice President of Merchandising for Howard Brothers Discount in Monroe, Louisiana for two years. He was also in distribution and store operations for Target Stores for 15 years.

Mr. Warner was named Vice President, General Merchandising Manager in November 1998. Mr. Warner joined the Company in 1989 as a hardware buyer. Mr. Warner has held various management positions with the Company including Hardlines Divisional Merchandise Manager, Director of Products and Processes, and General Merchandise Manager.

Mr. Weissert joined the Company as Executive Vice President, Operations in April 1999. Before joining the Company, Mr. Weissert served as Senior Vice President, Store Operations/Pharmacy for Zeller's Discount Stores, a mass merchandising company. Mr. Weissert joined Zeller's Discount Stores as Vice President, Store Operations in 1997 and was named Senior Vice President in 1998. Mr. Weissert served with Montgomery Ward, a mass merchandising company, as Regional Vice President from 1995 to 1996 and as Executive Vice President from 1996 to 1997. Mr. Weissert also served in various management positions with F&M Distributors, a discount merchandising company, from 1986 to 1995.


ITEM 2.  PROPERTIES

         As of January 28, 2000, the Company operated 4,294 retail stores located in 24 states. The following table sets forth the number of stores located in each state:

         State         Number of Stores      State             Number of Stores
         -----------------------------------------------------------------------
         Alabama               204           Mississippi                123
         Arkansas              151           Missouri                   209
         Delaware               12           Nebraska                    30
         Florida               243           North Carolina             217
         Georgia               220           Ohio                       226
         Illinois              203           Oklahoma                   192
         Indiana               199           Pennsylvania               198
         Iowa                   90           South Carolina             140
         Kansas                103           Tennessee                  274
         Kentucky              205           Texas                      578
         Louisiana             146           Virginia                   191
         Maryland               44           West Virginia               96

         Substantially all of the Company's stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. In 1999, the Company's aggregate store rental expense was approximately $128.7 million, or an average of $4.49 per square foot of selling space. The Company's policy is to negotiate low-cost, short-term leases (usually three to five years) with multiple renewal options when available. In 1998, the Company introduced a preferred development program to support continued new store growth. This program enables the Company to partner with established development firms to build stores in markets where existing, acceptable retail space is unavailable.

         The Company's DCs serve Dollar General Stores as described in the following tables:

                             As of January 28, 2000

                                                      Square             Stores
         Location                                    Footage             Served
--------------------------------------------------------------------------------
         Ardmore, Oklahoma                           1,223,000              871
         South Boston, Virginia                      1,201,000              886
         Fulton, Missouri                            1,154,000              618
         Scottsville, Kentucky                         873,000              842
         Indianola, Mississippi                        826,000              729
         Villa Rica, Georgia (a)                       400,000              N/A
         Homerville, Georgia                           503,000              348
--------------------------------------------------------------------------------
         Total                                       6,180,000            4,294
--------------------------------------------------------------------------------

         (a) Provides the initial stocking of new stores.

                             Additional Construction

                                                                Planned
                                               Square          Scheduled
         Location                              Footage          Opening
         -----------------------------------------------------------------------
         Alachua, Florida                       980,000           2000
         Zanesville, Ohio                     1,200,000           2001
         -----------------------------------------------------------------------
         Total                                2,180,000
         -----------------------------------------------------------------------


                                 Planned Closing
         -----------------------------------------------------------------------
                                              Square          Scheduled
         Location                             Footage         Closing
         -----------------------------------------------------------------------
         Homerville, Georgia                  503,000           2000
         -----------------------------------------------------------------------
         Total capacity after
         planned changes                    7,857,000
         -----------------------------------------------------------------------

         The Company owns the DCs located in Scottsville, Kentucky and Homerville, Georgia. The Company leases the DCs in Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri and Villa Rica, Georgia. The Alachua, Florida, and Zanesville, Ohio DCs will also be leased.

         The Company's executive offices are located in approximately 302,000 square feet of leased space in Goodlettsville, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their respective properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders during the fourth quarter ended January 28, 2000.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange under the symbol "DG." The following table sets forth the range of the high and low sale prices of the Company's common stock during each quarter, together with dividends as declared and as adjusted, for 1999 and 1998 as reported on the New York Stock Exchange. Prices have been restated to reflect all common stock splits. All dividends and prices have been rounded to the nearest cent.

                               First      Second           Third         Fourth
   1999                      Quarter     Quarter         Quarter        Quarter
  ------------------------------------------------------------------------------
   High                       $29.59      $31.25          $32.63         $27.25
   Low                        $19.59      $25.75          $22.88         $20.25
   Dividend as declared         $.03        $.03            $.03           $.03
   Dividend as adjusted         $.03        $.03            $.03           $.03


                               First      Second           Third         Fourth
   1998                      Quarter     Quarter         Quarter        Quarter
  ------------------------------------------------------------------------------
   High                       $25.68      $30.24          $26.36         $21.50
   Low                        $18.69      $23.52          $16.00         $17.60
   Dividend as declared         $.04        $.03            $.03           $.03
   Dividend as adjusted         $.03        $.03            $.03           $.03


There were approximately 10,000 shareholders of record of the Company's common stock as of April 3, 2000. The Company has paid cash dividends on its common stock since 1975. The Board of Directors regularly reviews the Company's dividend policy to ensure that it is consistent with the Company's earnings performance, financial condition and need for capital and other relevant factors. No securities of the Company were sold during 1999 without registration under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           (In thousands, except per share and operating data)
                                            January            January             January          January          January
                                            28, 2000          29, 1999            30, 1998         31, 1997         31, 1996
-----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Net sales                              $   3,887,964     $   3,220,989     $     2,627,325    $   2,134,398    $   1,764,188
Gross profit                           $   1,097,791     $     905,877     $       742,135    $     604,795    $     503,619
Income before taxes on income          $     344,145     $     280,915     $       231,779    $     185,017    $     141,546
Net income                             $     219,427     $     182,033     $       144,628    $     115,100    $      87,818
Net income as a % of sales                       5.6               5.7                 5.5              5.4              5.0
-----------------------------------------------------------------------------------------------------------------------------
PER SHARE RESULTS:
Diluted earnings per share (a)         $        0.81     $        0.68     $          0.54    $        0.43    $        0.33
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share (a)           $        0.89     $        0.81     $          0.64    $        0.51    $        0.49
Cash dividends per
   share of common stock(a)            $        0.13     $        0.10     $          0.08    $        0.07    $        0.05
Weighted average diluted
   shares (a)                                269,570           268,399             267,954          269,082          267,637
FINANCIAL POSITION:
Assets                                 $   1,450,941     $   1,211,784     $       914,838    $     718,147    $     679,996
Long-term obligations                  $       1,200     $         786     $         1,294    $       2,582    $       3,278
Shareholders' equity                   $     925,921     $     725,761     $       583,896    $     485,529    $     420,011
Return on average assets %                      16.5              17.1                17.7             16.5             14.4
Return on average equity %                      26.6              27.8                27.0             25.4             23.6
-----------------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Retail stores at end of period                 4,294             3,687               3,169            2,734            2,416
Year-end selling square feet (000)            28,655            23,719              20,112           17,480           15,302
Hardlines sales %                                 82                82                  82               75               70
Softlines sales %                                 18                18                  18               25               30
----------------------------------------------------------------------------------------------------------------------------

(a) As adjusted to give retroactive effect to all common stock splits.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis contains historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, general transportation and distribution delays or interruptions, inventory risks due to shifts in market demand, changes in product mix, interruptions in suppliers' business, fuel price and interest rate fluctuations, and costs and delays associated with building, opening and operating new distribution centers ("DCs") and stores. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

         The following text contains references to years 2001, 2000, 1999, 1998 and 1997 which represent fiscal years ending February 1, 2002, February 2, 2001, January 28, 2000, January 29, 1999, and January 30, 1998, respectively. This discussion and analysis should be read with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto.

General

         During 1999, Dollar General achieved record sales and earnings and continued its rapid pace of new store openings. From 1995 through 1999, the Company had a compound annual growth rate of 21.8% in net sales and 24.4% in net income.

         For the twelfth consecutive year, the Company increased its total number of store units. The Company opened 646 new stores in 1999, compared with 551 in 1998 and 468 in 1997. In 1999, the Company remodeled or relocated 409 stores, compared with 351 in 1998 and 195 in 1997. During the last three years, the Company has opened, remodeled or relocated 2,620 stores, accounting for approximately 60% of the total stores as of January 28, 2000. The Company ended the year with 4,294 stores. In 2000, the Company anticipates opening 675 to 700 new stores and relocating approximately 200 to 250 existing stores. The Company will continue to focus on opening stores within 200 miles of its DCs.

         The 1999 new stores and relocations, net of 39 closed stores, added an aggregate of approximately 5.0 million selling square feet to the Company's total sales space, providing the Company with an aggregate of approximately 28.7 million selling square feet at the end of the year. The average store measured approximately 6,700 selling square feet in 1999 and 6,400 selling square feet in 1998 and 1997.

         In 1998, the Company introduced a preferred development program to support continued new store growth. This program enables the Company to partner with established development firms to build stores in markets where existing, acceptable retail space is unavailable. The Company opened 141 new stores through this program in 1999, compared with 50 new stores in 1998. In 2000, the Company plans to open approximately 200 preferred development stores. In 1999, the average size of a new preferred development store increased to approximately 7,700 selling square feet from 6,500 in 1998.

         In the second quarter of 1999, the Company completed a 450,000 square-foot expansion of its Ardmore, Oklahoma DC. In the third quarter of 1999, the Company opened its seventh DC, a 1.2 million square foot facility located in Fulton, Missouri. This opening was achieved with minimal disruption to the flow of merchandise to stores. The Company plans to open an eighth DC in Alachua, Florida in the second half of 2000. Continuing to support its rapidly growing store base and improving distribution efficiencies, the Company intends to open its ninth DC in Zanesville, Ohio in the first half of 2001.

         During 1999, the Company developed a new DC merchandise replenishment system, expanded electronic data interchange capabilities and installed a new transportation management system to improve routing and loading efficiencies. In 2000, the Company will begin the two-year implementation of a new store technology platform. In the first half of 2000, the Company plans to install faster, more reliable flatbed scanners in all stores. In the second quarter of 2000, the Company expects to begin a register replacement program for existing stores. The Company plans to install new registers in approximately 1,700 stores in 2000 and in all remaining stores in 2001. The Company also plans to establish a perpetual inventory system in approximately 75% of its stores by year-end . These upgrades will enable the Company to gather more accurate sales and inventory information and to expand the utilization of automatic inventory replenishment. In addition to replacing several administrative legacy systems, the Company will also upgrade its financial and human resources systems to improve processes and enhance reporting capabilities.

Results of Operations

         Net Sales. Net sales totaled $3.89 billion for 1999, $3.22 billion for 1998 and $2.63 billion for 1997. These totals represent annual increases of 20.7% in 1999, 22.6% in 1998 and 23.1% in 1997. These increases resulted from 607 net new stores and a same-store net sales increase of 6.4% in 1999; 518 net new stores and a same-store net sales increase of 8.3% in 1998; and 435 net new stores and a same-store net sales increase of 8.4% in 1997. The increase in same-store sales for 1999 resulted from continued improvements in the Company's consumable basic merchandise mix and improved in-stock levels. The same-store sales increase for 1998 was primarily driven by the addition of 700 faster-turning consumable items to the merchandise mix and refurbishing more than 2,400 stores to a new prototype reflecting a 65% hardlines/35% softlines space allocation versus the previous 50%/50% allocation. The Company defines same-stores as those stores which were opened before the beginning of the prior fiscal year and which have remained open throughout both the prior and current fiscal years. In 2000, management anticipates total sales will increase at least 20% and same store sales will increase 5 to 7%.

         Gross Profit. Gross profit for 1999 was $1.10 billion compared with $905.9 million in 1998 and $742.1 million in 1997. Gross profit as a percentage of net sales was 28.2% for 1999 compared with 28.1% for 1998 and 28.3% for 1997. The 1999 result includes an increase in distribution expense as a percentage of net sales, reflecting higher occupancy costs due to operating one additional DC. This increase was partially offset by lower markdowns and inventory shrinkage, both as a percentage of net sales. The 1998 result reflects an increase in inventory shrinkage as a percentage of net sales offset slightly by reduced distribution expense as a percentage of net sales and higher initial mark-up. In 1999, inventory shrinkage was 2.2% of net sales compared with 2.5% in 1998 and 2.2% in 1997. In 2000, management anticipates gross margin will decrease slightly reflecting higher DC expense associated with operating an additional DC and lower initial markup on purchases.

         Selling, General and Administrative Expense. Total selling, general and administrative ("SG&A") expense as a percentage of net sales was 19.3% in 1999, compared with 19.1% in 1998 and 19.3% in 1997. SG&A expense for 1999 was $748.5 million, compared with $616.6 million in 1998 and $506.6 million in 1997. In 1999, the higher SG&A expense as a percentage of net sales resulted primarily from higher store labor and rent expense. In 1998, the lower SG&A as a percentage of net sales resulted primarily from (a) lower advertising costs through the elimination of the December direct-mail circular and (b) lower employee incentive compensation offset slightly by an increase in workers' compensation expense. All other SG&A expense categories as a percentage of net sales remained relatively flat. In 2000, management anticipates leveraging SG&A expense as a percentage of net sales resulting in a modest improvement in operating margin.

         Interest Expense. In 1999, interest expense was $5.2 million compared with $8.3 million in 1998 and $3.8 million in 1997. The decreased interest expense in 1999 resulted primarily from lower average short-term borrowings as a result of cash received from sale/leasebacks. The increased interest expense in 1998 resulted primarily from increased short-term borrowings used to finance the additional inventory required to supply two new DCs and 518 net new stores and from the timing of the Company's repurchase of common stock. Daily average total debt outstanding equaled $132.9 million during 1999 compared with $153.2 million in 1998 and $74.8 million in 1997. Management expects that interest expense as a percentage of net sales for 2000 will be higher reflecting increased costs associated with financing greater capital expenditures.

         Provision for Taxes on Income. The effective income tax rates for 1999, 1998 and 1997 were 36.2%, 35.2% and 37.6%, respectively. The effective tax rate decreased between 1997 and 1999 primarily as a result of effective tax planning strategies. The 1998 effective tax rate also reflects a one-time tax benefit resulting from the change of state of incorporation to Tennessee from Kentucky. Management anticipates the effective tax rate for 2000 to be approximately 36.2%.

         Net Income. For the fourth consecutive year, the Company increased net income by more than 20%. In 1999, net income totaled $219.4 million (a 20.5% increase), compared with $182.0 million (a 25.9% increase) in 1998 and $144.6 million (a 25.6% increase) in 1997. In 2000, management anticipates earnings to increase at least 20%.

         Return on Equity and Assets. The ratio of net income to average shareholders' equity was 26.6% in 1999, compared with 27.8% in 1998 and 27.0% in 1997. Return on average assets was 16.5% in 1999 compared with 17.1% in 1998 and 17.7% in 1997.

Liquidity and Capital Resources

         Working Capital. Working capital increased to $623.2 million in 1999, compared with $423.8 million in 1998 and $359.0 million in 1997. The ratio of current assets to current liabilities (current ratio) was 2.3 in 1999, compared with 1.9 in 1998 and 2.2 in 1997.

         Cash Flows from Operating Activities. Net cash provided by operating activities was $140.4 million in 1999, compared with $218.6 million in 1998 and $139.1 million in 1997. This decrease in net cash was primarily driven by decreased accrued expenses as a result of the advances received in 1998 from the sale/leasebacks of the South Boston, Virginia DC expansion and the Ardmore, Oklahoma DC. In 1998, the increased cash generated from net income before depreciation and deferred taxes was offset partially by the increased inventory levels required to stock the Indianola, Mississippi and Villa Rica, Georgia DCs, the 518 net new stores and the new basic apparel program.

         Cash Flows from Investing Activities. Capital expenditures in 1999 totaled $152.7 million, compared with $140.3 million in 1998 and $107.7 million in 1997. The Company opened 646 new stores and relocated or remodeled 409 stores at a cost of $74.4 million in 1999. Capital expenditures for new, relocated and remodeled stores totaled $61.6 million and $39.4 million during 1998 and 1997, respectively.

         Distribution-related capital expenditures totaled $43.2 million in 1999, resulting primarily from costs associated with the 450,000 square foot expansion of the Ardmore, Oklahoma DC and the purchase of new delivery trailers. In 1998, the Company spent $45.9 million, primarily on costs associated with the 484,000 square foot expansion of the South Boston, Virginia DC and the purchase of new delivery trailers. In 1997, the Company spent $26.2 million, primarily on costs associated with the expansion of the Scottsville, Kentucky DC and the purchase of new delivery trailers.

         During 1998, the Company entered into agreements to sell and leaseback the Ardmore, Oklahoma DC (including the expansion) and the expansion of the South Boston, Virginia DC. The Company received cash advances on these sales which were included in accrued expenses as of January 29, 1999. During 1999, the construction of these expansions was completed and the Company recorded the sales of these properties.

         Capital expenditures during 2000 are projected to be approximately $270-280 million. This includes approximately $202 million for new stores, remodels and relocations, including $122 million for the construction of company-owned stores; approximately $18 million for upgrading existing stores to the new technology platform; and approximately $17 million for transportation equipment and logistics technology. The Company anticipates funding 2000 capital expenditures with cash flow from operations, borrowings under existing credit facilities and potential future financings.

         Cash Flows from Financing Activities. Total debt at January 28, 2000 (including current maturities and short-term borrowings) was $2.4 million, compared with $1.5 million in 1998 and $24.7 million in 1997. Long-term debt at January 28, 2000 was $1.2 million, compared with $0.8 million for 1998 and $1.3 million for 1997. The average daily short-term debt was $132.9 million in 1999, compared with $153.2 million in 1998 and $74.8 million in 1997. The Company was able to pay off all short-term borrowings at year-end with internally generated funds.

         Because of the significant impact of seasonal buying (e.g., spring and December holiday purchases), the Company's working capital requirements vary significantly during the year. In 1999, these working capital requirements were financed by short-term borrowings under the Company's $175 million revolving credit agreement (the "revolver") and seasonal bank lines of credit totaling $105 million at January 28, 2000. The Company's maximum outstanding short-term indebtedness in 1999 was $218.8 million in November 1999, compared with $312.6 million in October 1998. Seasonal bank lines of credit are subject to renewal on various dates throughout 2000, and the Company currently anticipates that these agreements will be renewed. Management believes the existing revolver and seasonal bank lines will be sufficient to fund its working capital requirements in 2000.

         In 1999, the Company repurchased 2,213,400 shares of common stock at an average cost of $22.93 per share. Under the current authorization from the Board of Directors, the Company can repurchase approximately 4.0 million additional shares.

Market Risk

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a credit facility to fund seasonal working capital requirements which is comprised of variable rate debt. See "Item 7A - Quantitative and Qualitative Disclosures About Market Risk.".

Effects of Inflation and Changing Prices

         The Company believes that inflation and/or deflation had a minimal impact on its overall operations during 1999, 1998 and 1997. In particular, the effect of deflation on cost of goods sold has been minimal as reflected by the small fluctuations in LIFO reserves in 1999, 1998 and 1997.

Accounting Pronouncements

         The Company  will adopt  Statement of  Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," for the fiscal year ending February 1, 2002. The Company is in the process of analyzing the impact of the adoption of this Statement.

Year 2000

         To date, the Company has not experienced any major computer system problems or interruptions of its business related to Year 2000 issues. The Company's Year 2000 remedial efforts cost approximately $510,000. This expense excludes the costs of previously planned software implementations and the salaries of existing employees involved in the Year 2000 remedial efforts. Costs were expensed when incurred. Although the Company does not anticipate any material future problems related to Year 2000 issues, there is no guarantee that such problems will not arise in the future. The Company does, however, maintain a comprehensive business continuity plan that addresses potential business interruptions such as the occurrence of unidentified Year 2000 issues.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With certain instruments entered into for other than trading purposes, the Company has exposure to market risk for changes in interest rates primarily related to the company's revolving and seasonal lines of credit and certain lease obligations. Under these obligations, the Company has cash flow exposure due to its variable interest rates.

         The Company seeks to manage this interest rate risk through the use of interest rate swaps. In 1999, the Company entered into interest rate swap agreements totaling $200 million which are scheduled to be in place through February 2001 at which time, the counterparties have the option to extend the agreements through 2002. These swap agreements exchange the Company's floating interest rate exposure to a fixed interest rate. The Company will pay a weighted average fixed rate of 5.14% on the $200 million notional amount. The fair value of the interest rate swap agreements was $3.1 million at January 28, 2000. These swap agreements replaced four interest rate swap agreements totaling $200 million and exchanging floating rate exposure to a fixed interest rate. At January 29, 1999, the fair market value of the interest rate swap agreements was ($8.9) million.

         A 1% change in interest rates would have resulted in a pre-tax expense fluctuation of approximately $3.6 million and $1.5 million in 1999 and 1998, respectively. In 2000, the Company does not anticipate this expense fluctuation to vary materially from the estimated impact on 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands except per share amounts)

                                                                 January 28, 2000   January 29, 1999
                                                                 ----------------   ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $    58,789      $    22,294
   Merchandise inventories                                               985,715          811,722
   Deferred income taxes                                                   5,995            2,523
   Other current assets                                                   45,036           42,378
-------------------------------------------------------------------------------------------------
         Total current assets                                          1,095,535          878,917
-------------------------------------------------------------------------------------------------
Property and equipment, at cost:
   Land                                                                    5,907            5,983
   Buildings                                                              32,807           47,687
   Furniture, fixtures and equipment                                     558,823          474,568
-------------------------------------------------------------------------------------------------
                                                                         597,537          528,238
   Less accumulated depreciation                                         251,064          201,830
-------------------------------------------------------------------------------------------------
   Net property and equipment                                            346,473          326,408
-------------------------------------------------------------------------------------------------
Other assets                                                               8,933            6,459

-------------------------------------------------------------------------------------------------
Total assets                                                          $1,450,941       $1,211,784
=================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                               $       1,233              725
   Accounts payable                                                      334,554          257,759
   Accrued expenses                                                      121,375          172,825
   Income taxes                                                           15,135           23,825

-------------------------------------------------------------------------------------------------
         Total current liabilities                                       472,297          455,134
-------------------------------------------------------------------------------------------------
Long-term debt                                                             1,200              786
-------------------------------------------------------------------------------------------------
Deferred income taxes                                                     51,523           30,103
-------------------------------------------------------------------------------------------------

Commitments and contingencies
Shareholders' equity:
   Preferred stock, stated value $.50 per share:
         Shares authorized: 1999 and 1998-10,000,000;
         Issued: 1999-0; 1998-1,716,000;                                       0              858
   Common stock, par value $.50 per share:
         Shares authorized: 1999 and 1998-500,000,000;
         Issued: 1999-264,692,000; 1998-210,242,000                      132,346          105,121
   Additional paid-in capital                                            255,581          418,039
   Retained earnings                                                     537,994          402,270

-------------------------------------------------------------------------------------------------
                                                                         925,921          926,288
   Less treasury stock, at cost:
         Shares: 1999-0; 1998-32,725,000                                       0          200,527
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                               925,921          725,761

-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                            $1,450,941       $1,211,784
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                            CONSOLIDATED STATEMENTS OF INCOME

                                   (Dollars in thousands except per share amounts)

                                                                              For the years ended
                                           January 28, 2000                  January 29, 1999
January 30, 1998
                                                           % of                          % of                           % of
                                                            Net                           Net                            Net
                                              Amount       Sales            Amount       Sales            Amount        Sales
------------------------------------------------------------------------------------------------------------------------------
Net sales                                 $3,887,964       100.0%        $3,220,989      100.0%          $2,627,325     100.0%
Cost of goods sold                         2,790,173        71.8          2,315,112       71.9            1,885,190      71.8
------------------------------------------------------------------------------------------------------------------------------
Gross profit                               1,097,791        28.2            905,877       28.1              742,135      28.3

Selling, general and
   administrative                            748,489        19.3            616,613       19.1              506,592      19.3
------------------------------------------------------------------------------------------------------------------------------
Operating profit                             349,302         9.0            289,264        9.0              235,543       9.0
Interest expense                               5,157         0.1              8,349        0.3                3,764       0.1
------------------------------------------------------------------------------------------------------------------------------
Income before taxes on
   income                                    344,145         8.9            280,915        8.7              231,779       8.8
Provisions for taxes
   on income                                 124,718         3.2             98,882        3.0               87,151       3.3
------------------------------------------------------------------------------------------------------------------------------
Net income                                 $ 219,427         5.6%        $  182,033        5.7%          $  144,628       5.5%
==============================================================================================================================
Diluted earnings
    per share                                  $0.81                          $0.68                           $0.54
Weighted average diluted
    shares (000)                             269,570                        268,399                         267,954
Basic earnings per share                       $0.89                          $0.81                           $0.64
==============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      For the years ended January 28, 2000, January 29,
                                                 1999, and January 30, 1998
                                      (Dollars in thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------
                                    Preferred     Common       Additional        Retained       Treasury
                                      Stock        Stock     Paid-in Capital     Earnings        Stock           Total
------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1997         $   858       $  53,105      $ 329,948      $ 302,145       $(200,527)      $485,529
Net income                                                                       144,628                        144,628
5-for-4 stock split,
  September 22, 1997                                13,416                       (13,416)                             0
5-for-4 stock split,
  March 23, 1998                                    16,705                       (16,705)                             0
Cash dividends,
  $0.17 per common share                                                         (19,170)
(19,170)
Cash dividends, $1.90 per
  preferred share                                                                 (3,269)                        (3,269)
Issuance of common stock
   under stock
   incentive plans
  (2,560,000 shares)                                 1,280         29,566                                        30,846
Tax benefit from exercise                                          19,855                                        19,855
  of options
Repurchase of common
  stock (1,991,000 shares)                            (995)                      (74,128)                       (75,123)
Transfer to employee
  stock ownership plan
  (30,000 common shares)                                15            585                                           600
-----------------------------------------------------------------------------------------------------------------------
Balances, January 30, 1998         $   858        $ 83,526      $ 379,954      $ 320,085       $(200,527)      $583,896
Net income                                                                       182,033                        182,033
5-for-4 stock split,
  September 21, 1998                                21,090        (21,090)                                            0
Cash dividends,
  $0.14 per common share                                                         (24,114)                       (24,114)
Cash dividends,
  $2.04 per preferred share                                                       (3,497)                        (3,497)
Issuance of common stock
   under stock
   incentive plans
  (2,976,000 shares)                                 1,488         27,523                                        29,011
Tax benefit from exercise
  of options                                                       30,913                                        30,913
Repurchase of common
  stock (1,997,000 shares)                            (999)                      (72,237)                       (73,236)
Transfer to 401(k) Plan
  (32,000 common shares)                                16            739                                           755
-----------------------------------------------------------------------------------------------------------------------
Balances, January 29, 1999          $  858        $105,121      $ 418,039      $ 402,270       $(200,527)      $725,761
Net income                                                                       219,427                        219,427
5-for-4 stock split,

  May 24, 1999                                      26,573        (26,573)                                            0
Cash dividends,
  $0.13 per common share                                                         (32,879)                       (32,879)
Cash dividends,
  $0.69 per preferred share                                                       (1,178)                        (1,178)
Issuance of common stock
   under stock
   incentive plans
  (3,518,000 shares)                                 1,759         34,027                                        35,786
Tax benefit from exercise
  of options                                                       29,757                                        29,757
Convert preferred to common
  (40,906,000 common shares)          (858)                      (199,669)                       200,527              0
Repurchase of common
  stock (2,213,000 shares)                          (1,107)                      (49,646)                       (50,753)
-----------------------------------------------------------------------------------------------------------------------
Balances, January 28, 2000         $     0        $132,346      $ 255,581      $ 537,994   $           0       $925,921
=======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                                       For the years ended
                                                                        --------------------------------------------------

                                                                        January 28,         January 29,        January 30,
                                                                           2000               1999               1998
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                             $219,427           $182,033           $144,628
   Adjustments to reconcile net income to
     net cash provided by
      operating activities:
         Depreciation and amortization                                      63,944             53,112             38,734
         Deferred income taxes                                              17,948             11,386             14,312
   Change in operating assets and liabilities:
         Merchandise inventories                                          (173,993)          (179,768)          (155,851)
         Other current assets                                               (2,658)           (20,494)            (3,640)
         Accounts payable                                                   76,795             77,801             76,435
         Accrued expenses                                                  (51,450)            80,798             21,586
         Income taxes                                                       (8,690)            11,482              2,341
         Other                                                                (966)             2,260                574

--------------------------------------------------------------------------------------------------------------------------
      Net cash provided by
         operating activities                                              140,357            218,610            139,119
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of property and equipment                                     (152,738)          (140,332)          (107,700)
Proceeds from sale of property and
     equipment                                                              67,221                222             33,811
--------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                (85,517)          (140,110)           (73,889)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of short-term borrowings                                       218,865            290,647            157,592
   Repayments of short-term borrowings                                    (218,865)          (312,580)          (174,128)
   Issuance of long-term debt                                                3,104              1,240                190
   Repayments of long-term debt                                             (2,182)            (2,473)            (2,058)
   Payment of cash dividends                                               (34,057)           (27,611)           (22,440)
   Proceeds from exercise of stock
     options                                                                35,786             29,011             30,847
   Repurchase of common stock                                              (50,753)           (73,236)           (75,123)
   Tax benefit from stock option
      exercises                                                             29,757             30,913             19,855
Other                                                                            0                755                600
--------------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                (18,345)           (63,334)           (64,665)

--------------------------------------------------------------------------------------------------------------------------

Net increase in cash and
   cash equivalents                                                         36,495             15,166                565
Cash and cash equivalents, beginning of year                                22,294              7,128              6,563

--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                   $  58,789          $  22,294         $    7,128
==========================================================================================================================

Supplemental cash flow information Cash paid during year for:
   Interest                                                             $    7,452          $   9,275         $    4,608
   Income taxes                                                         $   84,759          $  46,439         $   50,831
==========================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Accounting Policies:

         The Company sells general merchandise on a retail basis through 4,294 stores (as of January 28, 2000), located predominantly in small towns in the midwestern and southeastern United States. The Company has DCs in Scottsville, Kentucky; Homerville, Georgia; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Villa Rica, Georgia; Fulton, Missouri; Alachua, Florida (under development) and Zanesville, Ohio (under development).

         Basis of presentation

         The Company's fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries. Inter-company transactions have been eliminated. Certain reclassifications have been made to the 1998 and 1997 financial statements to agree to the 1999 presentation.

         Cash and cash equivalents

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

         Inventories

         Inventories are stated at cost using the retail last-in, first-out ("LIFO") method which is not in excess of market. The excess of current cost over LIFO cost was $15.2 million, $15.0 million and $16.4 million at January 28, 2000, January 29, 1999 and January 30, 1998, respectively. LIFO reserves increased by $0.2 million in 1999 but decreased $1.4 million in 1998 and $2.0 million in 1997.

         Pre-opening costs

         Pre-opening costs for new stores are expensed as incurred.

         Property and equipment

         Property and equipment are recorded at cost. The Company provides for depreciation of buildings and equipment on a straight-line basis over the following estimated useful lives: 40 years for buildings; 3 to 10 years for furniture, fixtures and equipment. Depreciation expense was $63.4 million, $52.9 million and $38.5 million in 1999, 1998 and 1997, respectively.

         Insurance claims provisions

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

         Derivative financial instruments

         On July 16, 1999, the Company replaced its existing interest rate swap agreements with $200 million in interest rate swap agreements. These agreements contain provisions to extend the agreements to September 2002, which can be exercised at the option of the counterparties in February 2001. The Company will pay a weighted average fixed rate of 5.14% on the $200 million notional amount. All outstanding interest rate swap agreements have been designated as hedges of the Company's floating rate commitments under operating leases. The Company recognizes floating rate interest differentials as adjustments to expense in the period they occur. Gains and losses on terminations of interest rate swap agreements are deferred and amortized to expense over the shorter of the original term of the agreements or the remaining life of the associated outstanding commitment. The counterparties to these instruments are major financial institutions. These counterparties expose the Company to credit risk in the event of non-performance; however, the Company does not anticipate non-performance by the other parties. The fair value of the Company's interest rate swap agreements is based on dealer quotes. These values represent the amounts the Company would receive or pay to terminate the agreements taking into consideration current interest rates. The fair value of the interest rate swap agreements was $3.1 million at January 28, 2000. The Company does not hold or issue derivative financial instruments for trading purposes.

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

         Accounting pronouncements

         The Company  will adopt  Statement of  Financial  Accounting  Standards
         (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," for the fiscal year ending February 1, 2002. The Company is in the process of analyzing the impact of the adoption of this Statement.


2.       Cash and Short-term Borrowings:

         The cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding but unpresented checks totaling $127.5 million and $125.3 million at January 28, 2000, and January 29, 1999, respectively, have been included in accounts payable. Upon presentation for payment, they will be funded through available cash balances or the Company's revolving credit agreement (the "revolver").

         The Company had seasonal lines of credit with banks totaling $105.0 million at January 28, 2000, and $165.0 million at January 29, 1999. The lines are subject to periodic review by the lending institutions which may increase or decrease the amounts available. There were no borrowings outstanding under these lines of credit at January 28, 2000 and January 29, 1999. The Company also has a $175.0 million revolver which expires in September 2002. There were no borrowings outstanding under the revolver at January 28, 2000 and January 29, 1999.

         The weighted average interest rates for all short-term borrowings were 5.7% and 5.5% for 1999 and 1998, respectively. The revolver contains certain restrictive covenants. At January 28, 2000, the Company was in compliance with all such covenants.

         At January 28, 2000, and January 29, 1999, the Company had  outstanding
         letters  of  credit   totaling   $53.6  million  and  $101.1   million,
         respectively.

3.       Accrued Expenses:

         Accrued expenses consist of the following:

         (In thousands)                                                           1999                           1998
----------------------------------------------------------------------------------------------------------------------
         Compensation and benefits                                           $  42,778                      $  34,766
         Insurance                                                              32,429                         29,069
         Taxes (other than taxes on income)                                     12,473                          8,758
         Rent                                                                    8,046                          8,725
         Dividends                                                               8,467                          6,615
         Freight and other                                                      17,182                         16,941
         Advance on sale/leaseback transactions                                      0                         67,951
----------------------------------------------------------------------------------------------------------------------
         Total accrued expenses                                               $121,375                       $172,825
======================================================================================================================

  4.     Income Taxes:

         The provisions for income taxes consist of the following:

         (In thousands)                                                      1999               1998              1997
-------------------------------------------------------------------------------------------------------------------------
        Currently payable:
           Federal                                                        $105,397            $85,333            $68,177
           State                                                             1,373              2,163              4,662
-------------------------------------------------------------------------------------------------------------------------
         Total currently payable                                           106,770             87,496             72,839
-------------------------------------------------------------------------------------------------------------------------
         Deferred:
           Federal                                                          16,752             10,631             13,503
           State                                                             1,196                755                809
-------------------------------------------------------------------------------------------------------------------------
         Total deferred                                                     17,948             11,386             14,312
-------------------------------------------------------------------------------------------------------------------------
         Total provision                                                  $124,718            $98,882            $87,151
=========================================================================================================================


         Deferred tax expense is recognized for the future tax consequences of temporary differences between the amounts reported in the Company's financial statements and the tax basis of its assets and liabilities. Differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                                    1999                               1998
         (In thousands)                                     Assets        Liabilities         Assets         Liabilities
-------------------------------------------------------------------------------------------------------------------------
         Amortization                                   $        0       $   1,569         $        0         $      673
         Inventories                                             0           2,398                  0              4,334
         Accrued insurance                                   2,476               0              1,957                  0
         Deferred compensation                               2,684               0                  0                  0
         Tax method changes                                      0           8,202                  0                  0
         Property and equipment                                  0          39,354                  0             24,847
         Other                                                 835               0                566                249
------------------------------------------------------------------------------------------------------------------------
         Total deferred taxes                              $ 5,995        $ 51,523             $2,523            $30,103
========================================================================================================================

Reconciliation of the federal statutory rate and the effective income tax rate follows:

                                                                           1999                1998              1997
-----------------------------------------------------------------------------------------------------------------------
         Federal statutory rate                                            35.0%               35.0%            35.0%
         State income taxes, net of federal
           income tax benefit                                               1.5                 0.8              2.7
         Tax credits                                                       (0.3)               (0.2)            (0.1)
         Other                                                              0.0                (0.4)             0.0
-----------------------------------------------------------------------------------------------------------------------
         Effective income tax rate                                         36.2%               35.2%            37.6%
=======================================================================================================================

5.       Earnings Per Share:

         Amounts are in thousands except per share data, and shares have been adjusted to give retroactive effect to all common stock splits.

                                                                                                                1999
                                                                                                              Per-Share
                                                                           Income             Shares           Amount
-----------------------------------------------------------------------------------------------------------------------
        Net income                                                          $219,427
         Less: preferred stock dividends                                       1,178
-------------------------------------------------------------------------------------------------------
         Basic earnings per share
         Income available to common shareholders                             218,249            244,019           $0.89
                                                                                                                  =====
         Stock options outstanding                                                                5,098
         Convertible preferred stock                                           1,178             20,453
-------------------------------------------------------------------------------------------------------
         Diluted earnings per share
         Income available to common shareholders
          plus assumed conversions                                          $219,427            269,570           $0.81
                                                                                                                  =====
=======================================================================================================

                                                                                               1998
                                                                                                               Per-Share
                                                                           Income             Shares            Amount
------------------------------------------------------------------------------------------------------------------------
         Net income                                                         $182,033
         Less: preferred stock dividends                                       3,497
-------------------------------------------------------------------------------------------------------
         Basic earnings per share
         Income available to common shareholders                             178,536            221,057           $0.81
                                                                                                                  =====
         Stock options outstanding                                                                6,436
         Convertible preferred stock                                           3,497             40,906
-------------------------------------------------------------------------------------------------------
         Diluted earnings per share
         Income available to common shareholders
           plus assumed conversions                                         $182,033            268,399           $0.68
                                                                                                                  =====
=======================================================================================================

                                                                                               1997
                                                                                                                 Per-Share
                                                                           Income             Shares               Amount
---------------------------------------------------------------------------------------------------------------------------
        Net income                                                          $144,628
         Less: preferred stock dividends                                       3,269
-------------------------------------------------------------------------------------------------------
         Basic earnings per share
         Income available to common shareholders                             141,359            220,625              $0.64
                                                                                                                     =====
         Stock options outstanding                                                                6,423
         Convertible preferred stock                                           3,269             40,906
-------------------------------------------------------------------------------------------------------
         Diluted earnings per share
         Income available to common shareholders
           plus assumed conversions                                         $144,628            267,954              $0.54
                                                                                                                     =====
=======================================================================================================

         Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share was determined based on the assumption that the convertible preferred stock was converted upon issuance on August 22, 1994.


6.       Commitments and Contingencies:

         At January 28, 2000, the Company and certain subsidiaries were committed for retail store, DC and administrative office space in the following fiscal years under non-cancelable operating lease agreements requiring minimum annual rental payments of (in millions): $149.5 in 2000; $129.1 in 2001; $111.1 in 2002; $64.0 in 2003; $50.1 in 2004 and
         $181.8 in later fiscal years. Most of these leases include renewal options for periods ranging from two to five years and provisions for contingent rentals based upon a percentage of defined sales volume. Certain leases contain restrictive covenants. At January 28, 2000, the Company was in compliance with such covenants.

         Rent expense under all operating leases was as follows:

         (In thousands)                  1999          1998           1997
         -----------------------------------------------------------------------

         Minimum rentals                $135,703     $101,235       $71,694
         Contingent rentals               13,646       13,658        12,342

         -----------------------------------------------------------------------
         Total rentals                  $149,349     $114,893       $84,036
         =======================================================================


         Included in the leases above, the Company leases its corporate headquarters, certain DCs and a number of store locations under operating leases which contain a residual value guarantees of $351.4 million. Lease payments are based on variable interest rates. The Company had $285.0 million in facilities at January 28, 2000, and January 29, 1999, available for the issuance of trade letters of credit.

         The Company was involved in litigation, investigations of a routine nature and various legal matters during 1999, which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they will not have a material adverse affect on the Company's results of operations or financial position.


7.       Employee Benefits:

         Through December 31, 1997, the Company had two noncontributory defined contribution retirement plans covering substantially all full-time employees. Expense for these plans was approximately $4.9 million in 1997.

         Effective January 1, 1998, the Company established a 401(k) savings and retirement plan that replaced the previous defined contribution plans. The assets of the defined contribution plans were merged into the new 401(k) plan. All employees who have completed 12 months of service and reached age 21 are eligible to participate in the plan. Under the plan, employees can make contributions up to 15% of their annual compensation. Employee contributions, up to 6% of annual compensation, are matched by the Company at the rate of $0.50 on the dollar. The Company also contributes annually to the plan an amount equal to 2% of each employee's annual compensation. Expense for this plan was approximately $6.3 million in 1999 and $4.8 million in 1998.

         Effective January 1, 1998, the Company also established a supplemental retirement plan and a compensation deferral plan for highly compensated employees. The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and salary level. Under the compensation deferral plan participants may defer up to 50% of base pay and 100% of bonus pay, reduced by any deferral to the 401(k) plan. Expense for these plans was approximately $1.0 million in 1999 and $0.4 million in 1998.


8.       Capital Stock:

         The authorized capital stock of the Company consists of common stock and preferred stock. In June 1998, the Company increased the authorized shares of common stock to 500,000,000 shares and the authorized shares of preferred stock to 10,000,000 shares.

         In 1994, the Company exchanged 1,715,742 shares of Series A Convertible Junior Preferred Stock for the 8,578,710 shares of Dollar General common stock owned by C.T.S., Inc., a personal holding Company controlled by members of the Turner family, the founders of Dollar General. The Series A Convertible Junior Preferred Stock was authorized by the Board of Directors out of the authorized but unissued preferred stock approved by the Company's shareholders in 1992. On August 23, 1999, the holders of all of the Company's 1.7 million shares of Series A Convertible Junior Preferred Stock converted their shares to 40.9 million shares of Dollar General Common Stock in accordance with the relevant provisions of the Company's charter. Consequently, preferred stock and treasury stock balances were reduced to zero. This was a non-cash transaction.

         The Company has a  Shareholder  Rights  Plan (the  "Plan")  under which
         Series B Junior Participating Preferred Stock Purchase Rights (the "Rights") were issued for each outstanding share of common stock. The Rights were attached to all common stock outstanding as of March 10, 2000, and will be attached to all additional shares of common stock issued prior to the Plan's expiration on February 28, 2010, or such earlier termination, if applicable. The Rights entitle the holders to purchase from the Company one one-hundredth of a share (a "Unit") of Series B Junior Participating Preferred Stock (the "Preferred Stock"), no par value, at a purchase price of $100 per Unit, subject to adjustment. Initially, the Rights will attach to all certificates representing shares of outstanding Common Stock, and no separate Rights Certificates will be distributed. The Rights will become exercisable upon the occurrence of a triggering event as defined in the Plan.


9.       Stock Incentive Plans:

         The Company has established stock incentive plans under which options to purchase common stock may be granted to executive officers, directors and key employees.

         All options granted in 1999, 1998 and 1997, under the 1998 Stock Incentive Plan, the 1995 Employee Stock Incentive Plan, the 1993 Employee Stock Incentive Plan and the 1995 Outside Directors Stock Option Plan, were non-qualified stock options issued at a price equal to the fair market value of the Company's common stock on the date of grant. Non-qualified options granted under these plans have an expiration date of no later than ten years following the date of grant and have a vesting period of no less than one year.

         Under the plans, grants are made to key management employees ranging from executive officers to store managers and assistant store managers, as well as other employees as prescribed by the Company's Corporate Governance and Compensation Committee of the Board of Directors. The number of options granted and vesting schedules are directly linked to the employee's performance and position within the Company.

         The plans also provide for annual grants to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels and the market price of the stock.

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


    (Amounts in thousands except per share data)   1999        1998       1997
--------------------------------------------------------------------------------
         Net income - as reported                $219,427   $182,033   $144,628
         Net income - pro forma                  $196,869   $166,553   $138,262
--------------------------------------------------------------------------------
         Earnings per share - as reported
           Basic                                     $.89       $.81       $.64

           Diluted                                   $.81       $.68       $.54
         Earnings per share - pro forma
           Basic                                     $.80       $.74       $.62

           Diluted                                   $.73       $.62       $.52
--------------------------------------------------------------------------------

         Earnings per share have been adjusted to give retroactive effect to all common stock splits.

         The pro forma effects on net income for 1999, 1998 and 1997 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996. The fair value of options granted during 1999, 1998, and 1997 is $11.55, $9.69, and $6.04, respectively.

         The fair value of each option  grant is  estimated on the date of grant
         using  the  Black-Scholes   option-pricing  model  with  the  following
         assumptions:

                                                        1999     1998      1997
--------------------------------------------------------------------------------
         Expected dividend yield                         0.7%     0.7%      0.7%
         Expected stock price volatility                48.0%    48.0%     40.0%
         Weighted average risk-free interest rate        5.3%     5.5%      6.2%
         Expected life of options (years)                4.5      3.0       3.0
--------------------------------------------------------------------------------

         A summary of the balances and activity for all the Company's stock incentive plans for the last three fiscal years is presented below:

                                             Shares           Weighted Average
                                           Under Plans        Exercise Price
         -----------------------------------------------------------------------
         Balance, January 31, 1997          22,391,079             $ 5.63
         Granted                             5,014,404              14.71
         Exercised                          (6,017,063)              5.10
         Canceled                           (1,324,374)              8.02
         -----------------------------------------------------------------------
         Balance, January 30, 1998          20,064,046               8.31
         Granted                             4,940,669              19.70
         Exercised                          (4,573,573)              6.62
         Canceled                           (1,508,614)             13.27
         -----------------------------------------------------------------------
         Balance, January 29, 1999          18,922,528              11.36
         Granted                             4,627,834              26.52
         Exercised                          (4,297,405)              8.03
         Canceled                           (1,046,328)             15.47
         -----------------------------------------------------------------------
         Balance, January 28, 2000          18,206,629             $15.73
         =======================================================================


         The  following  table  summarizes   information   about  stock  options
outstanding at January 28, 2000:

                                                    Options Outstanding                           Options Exercisable
                                  -------------------------------------------------------     ----------------------------
                                                  Weighted Average                                               Weighted
              Range of             Number             Remaining          Weighted Average         Number         Exercise
           Exercise Prices      Outstanding       Contractual Life        Exercise Price        Exercisable        Price
         -----------------------------------------------------------------------------------------------------------------
         $ 0.62 - $10.00          6,190,984              4.5                   $  5.83           4,689,872       $  6.46
         $10.01 - $20.00          6,684,916              7.7                     16.69           4,876,150         16.10
         $20.01 - $29.88          5,330,729              9.1                     26.03             249,579         23.58
         -----------------------------------------------------------------------------------------------------------------
         $  0.62 - $29.88        18,206,629              7.0                    $15.73           9,815,601        $11.68
         =================================================================================================================

         At January 28, 2000, there were 10,514,504 shares available for granting of stock options under the Company's stock option plans.


10.      SEGMENT REPORTING

         The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of January 28, 2000, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

--------------------------------------------------------------------------------
         (In thousands)                       1999            1998         1997
--------------------------------------------------------------------------------
         Classes of similar products:
         Net Sales:
           Hardlines                    $3,193,626      $2,627,304    $2,149,528
           Softlines                       694,338         593,685       477,797
--------------------------------------------------------------------------------
         Total net sales                $3,887,964      $3,220,989    $2,627,325
--------------------------------------------------------------------------------

11.      QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following is selected unaudited quarterly financial data for the fiscal years ended January 28, 2000, and January 29, 1999. Amounts are in thousands except per share data. Per share data has been adjusted for all common stock splits.


         Quarter                                First           Second           Third           Fourth          Year
-------------------------------------------------------------------------------------------------------------------------
         1999:
         Net sales                             $844,593        $915,210        $950,419       $1,177,742      $3,887,964
         Gross profit                           225,947         249,582         277,857          344,405       1,097,791
         Net income                              36,348          41,615          50,859           90,605         219,427
         Diluted earnings
           per share                           $   0.14        $   0.15        $   0.19       $     0.34      $     0.81
         Basic earnings
           per share                           $   0.16        $   0.19        $   0.19       $     0.34      $     0.89
-------------------------------------------------------------------------------------------------------------------------

         1998:
         Net sales                             $705,260        $741,355        $781,389         $992,985      $3,220,989
         Gross profit                           190,332         205,481         224,734          285,330         905,877
         Net income                              30,404          33,288          40,338           78,003         182,033
         Diluted earnings
           per share                           $   0.11        $   0.12        $   0.15         $   0.29      $     0.68
         Basic earnings
           per share                           $   0.13        $   0.15        $   0.18         $   0.35      $     0.81
-------------------------------------------------------------------------------------------------------------------------


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's directors is incorporated by reference from the information contained under the captions, "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2000. Information regarding the Company's executive officers is contained in Part I of this Report as required by General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference from the information contained under the captions "Executive Compensation" and "Election of Directors - Compensation of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership by Officers and Directors" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the information contained under the caption "Transactions with Management and Others" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2000.


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

         (3) Exhibits: See Index to exhibits immediately following the signature page.

(b) No report on Form 8-K was filed by the Company during the quarter ended January 28, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DOLLAR GENERAL CORPORATION

Date:  April 27, 2000              By: /S/ Cal Turner, Jr.
                                       -------------------
                                       CAL TURNER, JR., CHIEF EXECUTIVE OFFICER

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

Name                           Title                                                       Date
----                           -----                                                       ----
/s/ Cal Turner, Jr.            Chairman and                                            April 27, 2000
-------------------
CAL TURNER, JR.                Chief Executive Officer
                               (Principal Executive Officer)

/s/ Brian Burr                 Executive Vice President and                             April 27, 2000
--------------
BRIAN BURR                     Chief Financial Officer
                               (Principal Financial and Accounting Officer)


/s/ Dennis C. Bottorff         Director                                                 April 27, 2000
----------------------
DENNIS C. BOTTORFF

/s/ James L. Clayton           Director                                                 April 27, 2000
--------------------
JAMES L. CLAYTON

/s/ Reginald D. Dickson        Director                                                 April 27, 2000
-----------------------
REGINALD D. DICKSON

/s/ John B. Holland            Director                                                 April 27, 2000
-------------------
JOHN B. HOLLAND

/s/ Barbara M. Knuckles        Director                                                 April 27, 2000
-----------------------
BARBARA M. KNUCKLES

/s/ Cal Turner                 Director                                                 April 27, 2000
--------------
CAL TURNER

/s/ David M. Wilds             Director                                                 April 27, 2000
------------------
DAVID M. WILDS

/s/ William S. Wire, II        Director                                                 April 27, 2000
-----------------------
WILLIAM S. WIRE, II

                               INDEX TO EXHIBITS


3.1 Restated Charter (incorporated by reference to the Company's Current Report on Form 8-K filed February 29, 2000).

3.2 Bylaws (incorporated by reference to the Company's Proxy Statement for the June 1, 1998 Annual Meeting).

4.1 Sections 7, 8, 9, 10 and 12 of the Company's Restated Charter (included in Exhibit 3.1).

4.2 Rights Agreement dated as of February 29, 2000, between Dollar General Corporation and Registrar and Transfer Company (incorporated by reference to the Company's Current Report on Form 8-K filed February 29, 2000).

10.1 Master Agreement, dated as of June 11, 1999, by and among Dollar General Corporation, Certain Subsidiaries of Dollar General Corporation, Atlantic Financial Group, Ltd., Three Pillars Funding Corporation, Certain Financial Institutions Parties Hereto, SunTrust Bank, Nashville N.A., First Union National Bank, Bank of American National Trust and Savings Bank, The First National Bank of Chicago and Wachovia Bank, N.A. and SunTrust Equitable Securities Corporation (incorporated by reference to the Company's Amended Quarterly Report for the quarter ended July 30, 1999 on Form 10-Q/A filed April 25, 2000).

10.2 Master Lease Agreement, dated as of June 11, 1999, between Atlantic Financial Group, Ltd. and Dollar General Corporation and Certain Subsidiaries of Dollar General Corporation (incorporated by reference to the Company's Amended Quarterly Report for the quarter ended July 30, 1999 on Form 10-Q/A filed April 25, 2000).

10.3 Guaranty Agreement dated as of June 11, 1999, by Dollar General Corporation (incorporated by reference to the Company's Amended Quarterly Report for the quarter ended July 30, 1999 on Form 10-Q/A filed April 25, 2000).

10.4 Subsidiary Guarantee dated as of June 11, 1999, by Dolgencorp, Inc., Dolgencorp of Texas, Inc., Dade Lease Management, Inc., Dollar General Financial, Inc. and Dollar General Partners (incorporated by reference to the Company's Amended Quarterly Report for the quarter ended July 30, on Form 10-Q/A filed April 25, 2000).

10.5 Credit Agreement dated as of September 2, 1997 by and among Dollar General Corporation and SunTrust Bank, Nashville, N.A. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997).

10.6 Master Agreement dated as of September 2, 1997 by and among Dollar General Corporation, Certain Subsidiaries of Dollar General Corporation, Atlantic Financial Group, Ltd., Certain Financial Institutions Parties hereto at SunTrust Bank, Nashville, N.A. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997).

10.7 Registration Rights Agreement dated as of August 22, 1994, by and among Dollar General Corporation, Turner Children Trust dated January 21, 1980, Cal Turner, Jr., James Stephen Turner, Laura Turner Dugas and Elizabeth Turner Campbell (incorporated by reference to the Company's Current Report on Form 8-K dated August 22, 1994).


                    MANAGEMENT CONTRACT OR COMPENSATORY PLANS

10.9 Dollar General Corporation 1988 Outside Directors' Stock Option Plan, as amended, (incorporated herein by reference to the Company's Proxy Statement for the June 3, 1996, Annual Meeting of Stockholders).

10.10         Dollar General  Corporation 1989 Employee Stock Incentive Plan, as
              amended   (incorporated   by  reference  to  the  Company's  Proxy
              Statement for the June 13, 1989, Annual Meeting of Stockholders).

10.11         1993  Employee  Stock  Incentive  Plan  (incorporated   herein  by
              reference to the Company's Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).

10.12 1993 Outside Directors Stock Option Plan (incorporated herein by reference to the Company's Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).

10.13         1995  Employee  Stock  Incentive  Plan  (incorporated   herein  by
              reference to the Company's Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).

10.14 1995 Outside Directors Stock Option Plan (incorporated herein by reference to the Company's Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).

10.15 1998 Stock Incentive Plan (incorporated herein by reference to the Company's Proxy Statement for the June 1, 1998, Annual Meeting of Shareholders).

10.16 Dollar General Corporation Supplemental Executive Retirement Plan and Compensation Deferral Plan (incorporated by reference to the Company's Registration Statement on Form S-8 filed December 21,
              1999).

21            Subsidiaries of the Registrant

23            Consent of Deloitte & Touche LLP

27            Financial Data Schedule