Form 10-Q
period 2000-04-28
DOLLAR GENERAL CORP
filed 2000-06-07
CIK 29534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended April 28, 2000

                         Commission file number 1-11421


                           DOLLAR GENERAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             TENNESSEE                                      61-0502302
  ------------------------------                       --------------------
 (State or other jurisdiction of                        (I.R.S. employer
   incorporation or organization)                      identification no.)

                                100 Mission Ridge
                         Goodlettsville, Tennessee 37072
               --------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (615) 855-4000
                                                    ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

The number of shares of common stock outstanding at June 5, 2000, was 328,623,414.

                           Dollar General Corporation

                                    Form 10-Q

                      For the Quarter Ended April 28, 2000

                                      Index

Part I.  Financial Information                                                     Page No.
         Item 1.  Financial Statements (unaudited):

                  Consolidated  Balance  Sheets as of April  28,  2000,
                  January 28, 2000 (derived from the audited  financial
                  statements) and
                  April 30, 1999                                                      3

                  Consolidated Statements of Income for the
                  three months ended April 28, 2000 and April 30, 1999                4

                  Consolidated Statements of Cash Flows
                  for the three months ended April 28, 2000
                  and April 30, 1999                                                  5

                  Notes to Consolidated Financial Statements                         6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      9-11


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                    12

Signatures                                                                            13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                     DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                                                             CONSOLIDATED BALANCE SHEETS
                                                      (In thousands, except per share amounts)


                                                                    Apr. 28,               Jan. 28,          Apr. 30,
                                                                      2000                  2000               1999
                                                                   (Unaudited)                *             (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
           ASSETS
Current assets:
           Cash and cash equivalents                                 $ 28,397              $ 58,789             $ 25,617
           Merchandise inventories                                    995,495               985,715              939,154
           Deferred income taxes                                        6,682                 5,995                2,632
           Other current assets                                       106,471                45,036               31,744
-------------------------------------------------------------------------------------------------------------------------
                     Total current assets                           1,137,045             1,095,535              999,147

Property and equipment, at cost                                       641,158               597,537              533,065
Less: accumulated depreciation                                        268,958               251,064              216,434
-------------------------------------------------------------------------------------------------------------------------
                                                                      372,200               346,473              316,631

Other assets                                                            9,025                 8,933                9,648
-------------------------------------------------------------------------------------------------------------------------

                     Total assets                                  $1,518,270            $1,450,941           $1,325,426
=========================================================================================================================

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
           Current portion of long-term debt                          $ 1,554               $ 1,233                $ 667
           Short-term borrowings                                      181,400                     0              113,573
           Accounts payable                                           242,361               334,554              246,672
           Accrued expenses                                           114,654               121,375              145,011
           Income taxes                                                13,110                15,135                6,798
-------------------------------------------------------------------------------------------------------------------------
                     Total current liabilities                        553,079               472,297              512,721

Long-term debt                                                          2,240                 1,200                  647
Deferred income taxes                                                  55,445                51,523               24,611
Commitments and contingencies                                               0                     0                    0
Shareholders' equity:
           Preferred stock, stated value $.50 per share:
            Shares authorized: April 28, 2000, January 28, 2000
              April 30, 1999 - 10,000,000
           Issued: April 28, 2000 - 0; January 28, 2000 -
              April 30, 1999 - 1,715,000                                    0                     0                  858
           Common stock par value $.50 per share:
            Shares authorized; April 28, 2000, January 28, 2000
              April 30, 1999 - 500,000,000
            Issued: April 28, 2000 - 328,310,000;
              January 28, 2000 - 264,692,000
              April 30, 1999 - 265,208,000                            164,155               132,346              132,604
           Additional paid-in capital                                 235,619               255,581              424,207
           Retained earnings                                          507,732               537,994              430,305
-------------------------------------------------------------------------------------------------------------------------
                                                                      907,506               925,921              987,974
           Less: treasury stock
            Shares: April 28, 2000 - 0; January 28, 2000 - 0;
              April 30, 1999 - 32,725,000                                   0                     0              200,527
-------------------------------------------------------------------------------------------------------------------------
                     Total shareholders' equity                       907,506               925,921              787,447
-------------------------------------------------------------------------------------------------------------------------
                     Total liabilities and
                     shareholders' equity                          $1,518,270            $1,450,941           $1,325,426
=========================================================================================================================


* Derived from the January 28, 2000 audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                        Three Months Ended
                                                     Apr. 28,         Apr. 30,
                                                       2000            1999
------------------------------------------------------------------------------

Net sales                                          $997,079          $844,593

Cost of goods sold                                  724,370           618,646
------------------------------------------------------------------------------

     Gross profit                                   272,709           225,947

Selling, general and
  administrative expense                            201,878           168,051
------------------------------------------------------------------------------

     Operating profit                                70,831            57,896

Interest expense                                      1,278               879
------------------------------------------------------------------------------

     Income before taxes on income                   69,553            57,017

Provision for taxes on income                        25,213            20,669
------------------------------------------------------------------------------

     Net income                                    $ 44,340          $ 36,348
==============================================================================



Diluted earnings per share                           $ 0.13            $ 0.11
==============================================================================

Weighted average diluted shares                     334,399           336,376
==============================================================================

Basic earnings per share                             $ 0.13            $ 0.13
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                           Apr. 28,          Apr. 30,
                                                                                             2000              1999
----------------------------------------------------------------------------------------------------------------------
Operating activities:
             Net income                                                                      $44,340          $36,348
             Adjustments to reconcile net income to net
                        cash used in operating activities:
                        Depreciation and amortization                                         18,607           14,826
                        Deferred income taxes                                                  3,235           (5,601)
             Change in operating assets and liabilities:
                        Merchandise inventories                                               (9,780)        (127,432)
                        Other current assets                                                 (61,435)          10,634
                        Accounts payable                                                     (92,193)         (11,087)
                        Accrued expenses                                                      (6,721)         (27,814)
                        Income taxes                                                          (2,025)         (17,027)
                        Other                                                                  1,009              765
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                       (104,963)        (126,388)
----------------------------------------------------------------------------------------------------------------------

Investing activities:
             Purchase of property and equipment                                              (45,519)         (30,637)
             Proceeds from sale of property and equipment                                         84           21,634
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (45,435)          (9,003)
----------------------------------------------------------------------------------------------------------------------

Financing activities:
             Issuance of short-term borrowings                                               181,400          146,419
             Repayments of short-term borrowings                                                   0          (32,846)
             Issuance of long-term debt                                                        1,882              786
             Repayments of long-term debt                                                       (521)            (983)
             Payments of cash dividend                                                       (10,506)          (8,313)
             Proceeds from exercise of stock options                                           8,390           17,331
             Repurchase of common stock                                                      (65,549)               0
             Tax benefit of stock options exercised                                            4,910           16,320
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    120,006          138,714
----------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                         (30,392)           3,323
Cash and cash equivalents, beginning of period                                                58,789           22,294
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                     $28,397          $25,617
======================================================================================================================

Suplemental cash flow information Cash paid during quarter for:
             Interest                                                                          1,259              881
             Income Taxes                                                                     21,333           15,405
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share amounts)
                                   (Unaudited)

1.  Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of the quarterly report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended January 28, 2000, for additional information.

The accompanying consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the three-month periods ended April 28, 2000, and April 30, 1999, respectively, have been made.

Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns, which are adjusted to reflect actual results at year-end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.    Shareholders' Equity

Changes in shareholders' equity for the three months ended April 28, 2000 and April 30, 1999 were as follows.

                                                                       Additional
                                        Preferred       Common         Paid-In            Retained          Treasury
                                          Stock         Stock          Capital            Earnings           Stock          Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 29, 1999                $ 858        $105,121        $418,039           $402,270        $ (200,527)      $725,761

    Net income                                                                              36,348                           36,348

    5-for-4 stock split,                                 26,521         (26,521)                                                  -
        May 24, 1999

    Cash dividend, $.03 per
        common share, as declared                                                           (7,135)                          (7,135)

    Cash dividend, $.69 per
        preferred share                                                                     (1,178)                          (1,178)

    Issuance of common
        stock under employee stock
        incentive plans                                     962          16,369                                              17,331

    Tax benefit of stock options
        exercised                                                        16,320                                              16,320

------------------------------------------------------------------------------------------------------------------------------------
Balances, April 30, 1999                  $ 858        $132,604        $424,207           $430,305        $ (200,527)      $787,447
====================================================================================================================================


                                                                                              Additional
                                            Preferred       Common          Paid-In           Retained        Treasury
                                              Stock         Stock           Capital           Earnings         Stock          Total
------------------------------------------------------------------------------------------------------------------------------------
                                               $ -        $132,346         $255,581          $537,994             $ -      $925,921

Net income                                                                                     44,340                        44,340

5-for-4 stock split,
      May 22, 2000                                          32,822          (32,822)                                              0

Cash dividend, $.03 per
      common share, as declared                                                               (10,506)                      (10,506)

Issuance of common stock                                       440            7,950                                           8,390
      under employee incentive plans

Tax benefit, stock options exercised                                          4,910                                           4,910


Stock repurchase (2,906,000 shares)                         (1,453)                           (64,096)                      (65,549)


------------------------------------------------------------------------------------------------------------------------------------
                                               $ -        $164,155         $235,619          $507,732             $ -      $907,506
====================================================================================================================================



3.  Earnings Per Share

Shares have been adjusted for all stock splits including the May 22, 2000 five-for-four common stock split.

                                                                     Three months ended April 28, 2000

                                                               Income                Shares      Per-Share Amount
                                                     ------------------------------------------------------------
Net income                                                   $ 44,340
-----------------------------------------------------------------------------------------------------------------
Basic earnings per share
Income available to common shareholders                      $ 44,340                329,476        $        0.13
                                                                                             ====================

Stock options outstanding                                           -                  4,923
-----------------------------------------------------------------------------------------------------------------

Diluted earnings per share
Income available to common shareholders
   plus assumed conversions                                  $ 44,340                334,399        $        0.13
=================================================================================================================

                                                              Three months ended April 30, 1999

                                                                                               Per-Share
                                                             Income              Shares          Amount
                                                  ----------------------------------------------------------
Net income                                                  $ 36,348
Less:  preferred stock dividends                               1,178
------------------------------------------------------------------------------------------------------------
Basic earnings per share
Income available to common shareholders                     $ 35,170             278,511        $       0.13
                                                                                         ===================

Stock options outstanding                                                          6,732
Convertible preferred stock                                    1,178              51,133
------------------------------------------------------------------------------------------------------------

Diluted earnings per share
Income available to common shareholders
   plus assumed conversions                                 $ 36,348             336,376        $       0.11
============================================================================================================


4. Segment Reporting

The Company manages its business on the basis of one reportable segment. As of April 28, 2000 and April 30, 1999, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."



                                                April 28,             April 30,
                                                  2000                  1999
--------------------------------------------------------------------------------
Classes of similar products
Net Sales:
       Highly Consumable                        $545,633              $441,054
       Seasonal                                  137,695               125,241
       Basic Clothing                            120,910                99,332
       Basic Home Products                       192,841               178,966

--------------------------------------------------------------------------------
Total Net Sales                                 $997,079              $844,593
================================================================================




5. Preferred Stock Conversion

On August 23, 1999, the holders of all of the Company's 1.7 million shares of Series A Convertible Junior Preferred Stock converted their shares to 40.9 million shares of Dollar General Common Stock in accordance with the relevant provisions of the Company's Charter. Consequently, preferred stock and treasury stock balances were reduced to zero.


6. Subsequent Event

On April 25, 2000, the Company's Board of Directors authorized a five-for-four common stock split for shareholders of record on May 8, 2000, which was distributed on May 22, 2000. The effect of the stock split has been retroactively reflected as of April 28, 2000, in the consolidated balance sheet and Note 2 to the consolidated financial statements, but activity for 1999 was not restated in that statement or Note 2. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although Dollar General Corporation (the "Company") believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to: general transportation and distribution delays or interruptions; interruptions in suppliers' operations; inventory risks due to shifts in market demand; changes in product mix; fuel price and interest rate fluctuations; costs and delays associated with building, opening and operating new distribution centers ("DC"s); and the other risk factors referenced in the Annual Report on Form 10-K for the year ended January 28, 2000. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

The following text contains references to years 2000, 1999, 1998 and 1997, which represent fiscal years ending or ended February 2, 2001, January 28, 2000, January 29, 1999, and January 30, 1998, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and their notes.


RESULTS OF OPERATIONS

The nature of the Company's business is seasonal. Historically, sales in the fourth quarter have been higher than sales achieved in each of the first three quarters of the fiscal year. Thus, expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, comparing any period to a period other than the same period of the previous year may reflect the seasonal nature of the Company's business.


THREE MONTHS ENDED APRIL 28, 2000 AND APRIL 30, 1999

NET SALES. Net sales for the first three months of 2000 increased $152.5 million, or 18.1%, to $997.1 million from $844.6 million for the comparable period in 1999. The increase resulted from 658 net additional stores being in operation as of April 28, 2000, as compared with April 30, 1999, and an increase of 4.0% in same-store sales. The increase in same-store sales for the three months ended April 28, 2000 was primarily driven by continued improvements in the Company's consumable basic merchandise mix. Same-store sales growth resulted in a 5.7% increase for the same period last year, which was driven by improved in-stock levels and improvements in the Company's consumable basic merchandise mix.

The Company defines same-stores as those stores opened before the beginning of the previous fiscal year which have remained open throughout the current period.

During the second quarter of 2000, the Company is planning to convert all stores to a new merchandise layout. The new layout includes widening store aisles, adding approximately 500 new items and deleting approximately 700 items. While the Company is excited about the prospects of the new merchandising program, management expects sales to be negatively impacted while the stores move fixtures and set the new layout. For the second quarter of 2000, management anticipates net sales to increase 12-14% and same-store sales to be approximately flat. In 2000 management anticipates net sales to increase at least 20% and same-store sales to increase 5-7%.

GROSS PROFIT. Gross profit for the first three months of 2000 was $272.7 million, or 27.4% of net sales, compared with $225.9 million, or 26.8% of net sales, for the same period last year. Higher markup, lower shrinkage accrual and lower distribution and transportation expense are the primary reasons for this increase. Management anticipates gross profit as a percentage of net sales to increase for the second quarter of 2000, primarily as a result of higher initial markup on purchases.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the first three months of 2000 totaled $201.9 million, or 20.3% of net sales, compared with $168.1 million, or 19.9% of net sales, during the comparable period last year. Total SG&A expense increased primarily as a result of 658 net additional stores being in operation as compared to the comparable three-month period last year. Lower than expected sales also negatively impacted SG&A as expense as a percentage of net salesin the first quarter of 2000. For the second quarter of 2000, management anticipates SG&A expense as a percentage of net sales to increase compared to the second quarter of 1999 as a result of flat same-store sales.

INTEREST EXPENSE. Interest expense increased to $1.3 million in the first quarter of 2000, as compared to $.9 million during the comparable period last year. This increase in interest expense was primarily a result of higher average borrowings compared to the comparable period last year. Average borrowings increased to $97.6 million in the first quarter of 2000 compared to $83.8 million during the comparable period last year. This increase in short-term borrowings was primarily a result of $65.5 million in expenditures in the first quarter of 2000 to repurchase 3.6 million shares of common stock. Management anticipates interest expense to be slightly higher as a percentage of net sales for the second quarter of 2000 compared to the second quarter of 1999.

PROVISIONS FOR TAXES ON INCOME. The effective income tax rate was 36.25% for the three month periods ended April 28, 2000 and April 30, 1999. Management anticipates the tax rate to be approximately 36.25% for the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities - Net cash used by operating activities totaled $105.0 million during the first three months of 2000, compared to $126.4 million for the comparable period last year. The decrease in use of cash was primarily the result of a smaller increase in inventories this year versus last year. A decrease in existing store inventories and lower distribution center inventories partially offset the increased inventory required to support operating 658 additional stores and one additional distribution center.

Cash flows from investing activities - Net cash used by investing activities totaled $45.4 million during the first three months of 2000, compared to $9.0 million in the comparable period last year. The increase in cash used by investing activities was primarily the result of proceeds received in 1999 from the sale/leaseback of the South Boston, Virginia distribution center expansion. Current period cash used resulted from $45.5 million in capital expenditures primarily from opening 239 new stores during the first three months of 2000.

Cash flows from financing activities - Total debt (including current maturities and short-term borrowings) at April 28, 2000, was $185.2 million, compared will $114.9 million at April 30, 1999.

Because of the significant impact of seasonal buying (e.g., spring and December holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $175.0 million revolving credit/term loan facility and short-term bank lines of credit totaling $105.0 million at April 28, 2000. The Company had short-term borrowings of $181.4 million outstanding at April 28, 2000 and $113.6 million as of April 30, 1999. This increase in short-term borrowings was primarily a result of $65.5 million in expenditures in the first quarter of 2000 to repurchase 3.6 million shares of common stock. Seasonal working capital expenditure requirements will continue to be met through cash flow provided by operations supplemented by the revolving credit/term loan facility and short-term bank lines of credit.

ACCOUNTING PRONOUNCEMENTS

The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" for the fiscal year ending February 1,2002. The Company is in the process of analyzing the impact of the adoption of this Statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With certain instruments entered into for other than trading purposes, the Company has exposure to market risk for changes in interest rates primarily related to the Company's revolving and seasonal lines of credit and certain lease obligations. Under these obligations, the Company has cash flow exposure as a result of its variable interest rates.

         The Company seeks to manage this interest rate risk through the use of interest rate swaps. In 1999, the Company entered into interest rate swap agreements totaling $200 million which are scheduled to be in place through February 2001 at which time the counterparties have the option to extend the agreements through 2002. These swap agreements exchange the Company's floating interest rate exposure for a fixed interest rate. The Company will pay a weighted average fixed rate of 5.14% on the $200 million notional amount. The fair value of the interest rate swap agreements was $2.9 million at April 28, 2000. These swap agreements replaced four interest rate swap agreements totaling $200 million and exchanging floating rate exposure to a fixed interest rate. At April 30, 1999, the fair value of the interest rate swap agreements was ($2.5) million.

         A 1% change in interest rates would have resulted in a pre-tax expense fluctuation of approximately $3.6 million in 1999. In 2000, the Company does not anticipate this expense fluctuation to vary materially from the estimated impact on 1999.


PART II - OTHER INFORMATION

Item 1.  Not applicable.
Item 2.           Not applicable.
Item 3.  Not applicable.
Item 4.  Not applicable.
Item 5.  Not applicable.
Item 6.  A. Exhibits:
                     27 Financial Data Schedule (for SEC use only)

     B.  Reports on Form 8-K
                     The Company filed a Current Report on Form 8-K on February 29, 2000 related to the adoption of a Shareholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DOLLAR GENERAL CORPORATION
                                    (Registrant)



June 7, 2000                        By: /S/ Brian M. Burr
                                        ----------------------------------------
                                        Brian M. Burr, Executive Vice President,
                                        Chief Financial Officer