Form 10-K/A
period 2000-01-28
DOLLAR GENERAL CORP
filed 2000-07-31
CIK 29534

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                100 MISSION RIDGE
                            GOODLETTSVILLE, TN 37072
               (Address of principal executive offices, zip code)

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

     The number of shares of common stock outstanding on April 6, 2000 was 263,274,082.

                       Documents Incorporated by Reference

    Document                                  Where Incorporated in Form 10-K
    --------                                  -------------------------------
    Portions of the Registrant's Proxy        Part III
    Statement Relating to the
    Annual Meeting of Shareholders to
    be held on June 5, 2000

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the undersigned Registrant hereby amends its annual report on Form 10-K filed on April 27, 2000, for the fiscal year ended January 28, 2000 (the "Annual Report"), to include the unqualified auditors' opinion of Deloitte & Touche LLP, which was inadvertently omitted from the original filing of the Annual Report. Set forth below in its entirety is Item 8 with the only modification being the inclusion of the unqualified opinion of Deloitte & Touche LLP.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

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
-------------------------------------------------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Dollar General Corporation Goodlettsville, Tennessee

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 28, 2000 and January 29, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 28, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar General Corporation and subsidiaries as of January 28, 2000 and January 29, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2000, in conformity with generally accepted accounting principles.

/s/  DELOITTE & TOUCHE LLP


Nashville, Tennessee
February 22, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DOLLAR GENERAL CORPORATION

Date:  July 28, 2000                       By: /s/  Brian M. Burr
                                              ---------------------------------
                                              Brian M. Burr,
                                              Executive Vice President and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

23         Consent of Deloitte & Touche LLP

27         Financial Data Schedule