Form 10-Q
period 2000-07-28
DOLLAR GENERAL CORP
filed 2000-09-11
CIK 29534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 28, 2000

                         Commission file number 1-11421

                           DOLLAR GENERAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   TENNESSEE                       61-0502302
        -------------------------------        -------------------
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

The number of shares of common stock outstanding at September 5, 2000, was 329,453,942.

                           Dollar General Corporation

                                    Form 10-Q

                       For the Quarter Ended July 28, 2000

                                      Index

                                                                        Page No.

PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements (unaudited):

              Consolidated Balance Sheets as of July 28, 2000, January 28, 2000 (derived from the audited financial statements) and July 30, 1999.

              Consolidated Statements of Income for the three months ended July 28, 2000 and July 30, 1999 and the six months ended July 28, 2000 and July 30, 1999.

              Consolidated Statements of Cash Flows for the six months ended July 28, 2000 and July 30, 1999.

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

   Item 6.    Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 July 28,         Jan. 28,        July 30,
                                                                  2000             2000            1999
                                                               (Unaudited)           *           (Unaudited)
-----------------------------------------------------------------------------------------------------------
             ASSETS
Current assets:
             Cash and cash equivalents                           $ 14,040        $ 58,789         $ 30,087
             Merchandise inventories                            1,062,175         985,715          951,109
             Deferred income taxes                                  6,936           5,995            2,664
             Other current assets                                  81,205          45,036           51,478
-----------------------------------------------------------------------------------------------------------

                          Total current assets                  1,164,356       1,095,535        1,035,338

Property and equipment, at cost                                   736,444         597,537          523,601
Less: accumulated depreciation                                    286,774         251,064          219,978
-----------------------------------------------------------------------------------------------------------

                                                                  449,670         346,473          303,623

Other assets                                                       12,936           8,933            9,617
-----------------------------------------------------------------------------------------------------------

                          Total assets                        $ 1,626,962      $1,450,941      $ 1,348,578
===========================================================================================================

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
             Current portion of long-term debt                    $ 2,334         $ 1,233          $ 1,420
             Short-term borrowings                                 21,992               -          148,494
             Accounts payable                                     277,815         334,554          209,868
             Accrued expenses                                     121,420         121,375          110,900
             Income taxes                                               -          15,135           21,142
-----------------------------------------------------------------------------------------------------------

                          Total current liabilities               423,561         472,297          491,824

Long-term debt                                                    205,369           1,200            1,507
Deferred income taxes                                              51,673          51,523           18,089

Shareholders' equity:
             Preferred stock                                            -               -              858
             Common stock                                         164,548         132,346          133,116
             Additional paid-in capital                           245,341         255,581          440,482
             Retained earnings                                    536,470         537,994          463,229
-----------------------------------------------------------------------------------------------------------

                                                                  946,359         925,921        1,037,685
             Less: treasury stock                                       -               -          200,527
-----------------------------------------------------------------------------------------------------------

                          Total shareholders' equity              946,359         925,921          837,158
-----------------------------------------------------------------------------------------------------------
                          Total liabilities and
                          shareholders' equity                $ 1,626,962     $ 1,450,941      $ 1,348,578
===========================================================================================================

* Derived from the January 28, 2000 audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                Three Months Ended               Six Months Ended
                                             July 28,        July 30,         July 28,        July 30,
                                              2000             1999            2000             1999
--------------------------------------------------------------------------------------------------------
Net sales                                 $1,017,418        $ 915,210       $2,014,497       $1,759,803
Cost of goods sold                           735,445          665,628        1,459,815        1,284,274
--------------------------------------------------------------------------------------------------------

      Gross profit                           281,973          249,582          554,682          475,529
Selling, general and
  administrative expense                     215,985          182,407          417,863          350,458
--------------------------------------------------------------------------------------------------------

      Operating profit                        65,988           67,175          136,819          125,071
Interest expense                               4,326            1,897            5,604            2,776
--------------------------------------------------------------------------------------------------------

      Income before taxes on income           61,662           65,278          131,215          122,295
Provision for taxes on income                 22,352           23,663           47,565           44,332
--------------------------------------------------------------------------------------------------------

      Net income                          $   39,310        $  41,615       $   83,650       $   77,963
========================================================================================================


Diluted earnings per share                $     0.12        $    0.12       $     0.25       $     0.23
========================================================================================================

Weighted average diluted shares              333,038          338,836          333,885          337,514
========================================================================================================

Basic earnings per share                  $     0.12        $    0.14       $     0.25       $     0.27
========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Six Months Ended
                                                                  July 28,              July 30,
                                                                   2000                  1999
--------------------------------------------------------------------------------------------------
Operating activities:
       Net income                                               $  83,650            $  77,963
       Adjustments to reconcile net income to net
              cash used in operating activities:
              Depreciation and amortization                        37,952               30,296
              Deferred income taxes                                  (791)             (12,155)
              Tax benefit of stock options exercised                7,489               23,915
       Change in operating assets and liabilities:
              Merchandise inventories                             (76,460)            (139,387)
              Other current assets                                (36,169)              (9,100)
              Accounts payable                                    (56,739)             (47,891)
              Accrued expenses                                         45              (61,925)
              Income taxes                                        (15,135)              (2,683)
              Other                                                (3,225)                 823
--------------------------------------------------------------------------------------------------
Net cash used in operating activities                             (59,383)            (140,144)
--------------------------------------------------------------------------------------------------

Investing activities:
       Purchase of property and equipment                        (142,044)             (73,433)
       Proceeds from sale of property and equipment                   117               61,941
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                            (141,927)             (11,492)
--------------------------------------------------------------------------------------------------

Financing activities:
       Issuance of short-term borrowings                          249,595              222,814
       Repayments of short-term borrowings                       (227,603)             (74,320)
       Issuance of long-term debt                                 206,686                2,086
       Repayments of long-term debt                                (1,416)                (670)
       Payment of cash dividends                                  (21,079)             (17,004)
       Proceeds from exercise of stock options                     15,926               26,523
       Repurchase of common stock                                 (65,548)                   -
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         156,561              159,429
--------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents              (44,749)               7,793
Cash and cash equivalents, beginning of period                     58,789               22,294
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $14,040              $30,087
==================================================================================================


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

The accompanying consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the three-month periods ended July 28, 2000 and July 30, 1999, have been made.

Interim cost of goods sold is determined using estimates of inventory shrinkage, inflation, and markdowns which are adjusted to reflect actual results at year-end. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.   Shareholders' Equity

Changes in shareholders' equity for the six months ended July 28, 2000 and July 30, 1999, were as follows.

                                                                   Additional
                                        Preferred      Common       Paid-In        Retained      Treasury
                                          Stock        Stock        Capital        Earnings        Stock         Total
---------------------------------------------------------------------------------------------------------------------------
Balances, January 29, 1999                $ 858      $ 105,121     $ 418,039      $ 402,270     $ (200,527)   $ 725,761

    Net income                                                                       77,963                      77,963

    5-for-4 stock split, May 24, 1999                   26,573       (26,573)                                         -

    Cash dividend, $.06 per
          common share, as declared                                                 (14,648)                    (14,648)

    Cash dividend, $1.37 per
          preferred share                                                            (2,356)                     (2,356)

    Issuance of common
          stock under employee stock
          incentive plans                                1,422         25,101                                     26,523

    Tax benefit of stock options
          exercised                                                    23,915                                     23,915

---------------------------------------------------------------------------------------------------------------------------
Balances, July 30, 1999                   $ 858      $ 133,116      $ 440,482     $ 463,229     $ (200,527)   $  837,158
===========================================================================================================================

                                                                            Additional
                                                Preferred      Common        Paid-In        Retained
                                                  Stock        Stock         Capital        Earnings          Total
-------------------------------------------------------------------------------------------------------------------------
Balances, January 28, 2000                         $ -        $ 132,346     $ 255,581       $ 537,994      $ 925,921

    Net income                                                                                 83,650         83,650

    5-for-4 stock split, May 22, 2000                            32,857       (32,857)                           -

    Cash dividend, $.06 per
      common share, as declared                                                               (21,079)       (21,079)


    Issuance of common stock under
      employee stock incentive plans                                798        15,128                         15,926
 Stock repurchase (3,633,625 shares)                             (1,453)                      (64,095)       (65,548)
    Tax benefit of stock options
      exercised                                                                 7,489                          7,489

-------------------------------------------------------------------------------------------------------------------------
Balances, July 28, 2000                            $ -        $ 164,548     $ 245,341       $ 536,470      $ 946,359
=========================================================================================================================

3.   Earnings Per Share

Amounts are in thousands except per share data. Shares have been adjusted for all stock splits including the five-for-four common stock split distributed on May 22, 2000.

                                               Six months ended July 28, 2000

                                                                     Per-Share
                                               Income     Shares      Amount
                                           -----------------------------------
Net income                                  $ 83,650
------------------------------------------------------------------------------
Basic earnings per share:
Income available to common shareholders     $ 83,650     329,194      $ 0.25
                                                                     =========

Stock options outstanding                                  4,691

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                 $ 83,650     333,885      $ 0.25
==============================================================================

                                               Six months ended July 30, 1999

                                                                      Per-Share
                                                 Income      Shares    Amount
                                            -----------------------------------
Net income                                     $ 77,963
Less:  preferred stock dividends                  2,356
-------------------------------------------------------------------------------
Basic earnings per share:
Income available to common shareholders        $ 75,607     279,744    $ 0.27
                                                                       ========

Stock options outstanding                                     6,637
Convertible preferred stock                       2,356      51,133
-------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                    $ 77,963     337,514    $ 0.23
===============================================================================



                                              Three months ended July 28, 2000

                                                                      Per-Share
                                                 Income      Shares    Amount
                                            -----------------------------------
Net income                                     $ 39,310
-------------------------------------------------------------------------------
Basic earnings per share:
Income available to common shareholders        $ 39,310     328,578    $ 0.12
                                                                       ========

Stock options outstanding                                     4,460
-------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                    $ 39,310     333,038    $ 0.12
===============================================================================



                                              Three months ended July 30, 1999

                                                                      Per-Share
                                                 Income      Shares    Amount
                                            -----------------------------------
Net income                                     $ 41,615
Less:  preferred stock dividends                  1,178
-------------------------------------------------------------------------------
Basic earnings per share:
Income available to common shareholders        $ 40,437     281,160    $ 0.14
                                                                       ========

Stock options outstanding                                     6,543
Convertible preferred stock                       1,178      51,133
-------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                    $ 41,615     338,836    $ 0.12
===============================================================================

4.  Segment Reporting

The Company manages its business on the basis of one reportable segment. As of July 28, 2000 and July 30, 1999, all of the Company's operations were located within the United States. The following data is presented in accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."

                                 Three Months Ended         Six Months Ended
                                July 28,    July 30,      July 28,     July 30,
                                 2000        1999          2000         1999
--------------------------------------------------------------------------------
Classes of similar products
Net sales:
    Highly Consumable        $  583,004    $476,312     $1,128,637    $917,365
    Seasonal                    143,120     152,901        280,815     278,142
    Basic Clothing              120,320     108,872        241,230     208,203
    Basic Home Products         170,974     177,125        363,815     356,093
--------------------------------------------------------------------------------
                             $1,017,418    $915,210     $2,014,497  $1,759,803
================================================================================


5.   Subsequent Event

On August 7, 2000, the Company's Board of Directors authorized the Company to repurchase from time to time, in the open market or in privately negotiated transactions, up to five million shares of its outstanding common stock. Under this authorization, which expires August 7, 2002, the Company may repurchase its common stock from time to time depending upon market price and other factors. The Company has repurchased approximately 6.4 million shares, adjusted for stock splits, under the Board's previously authorized stock repurchase program, which expires May 1, 2001.

6.   Long-Term Debt and Guarantor Subsidiaries

On June 21, 2000, the Company sold $200 million of 8 5/8% Notes due June 15, 2010 (the "Old Notes") in a private offering under Rule 144A of the Securities Act of 1933. The proceeds were used to repay outstanding short-term debt and for general corporate purposes. Subsequent to the offering, the Company and its guarantor subsidiaries filed a registration statement on Form S-4 to enable the Company to offer to exchange its 8 5/8% Exchange Notes due June 15, 2010 (the "New Notes" and, together with the Old Notes, the "Notes") for all outstanding Old Notes.

All of the Company's subsidiaries (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under the Notes. Each of the Guarantors is a wholly-owned subsidiary of the Company. The Guarantors comprise all of the direct and indirect subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning each Guarantor because management has determined that they are not material to investors.

Summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) for the Guarantors is set forth below:

                                  July 28,        Jan 28,         July 30,
                                   2000            2000             2000
                                --------------------------------------------
Current assets                  $1,156,026      $1,085,925      $1,028,843
Current liabilities                366,430         443,496         315,362
Noncurrent assets                  427,683         320,142         295,252
Noncurrent liabilities              57,385          52,619          19,463


                           Three Months Ended             Six Months Ended
                          July 28,    July 30,         July 28,      July 30,
                            2000        2000             2000          2000
                        ------------------------------------------------------

Total revenues          $1,017,418   $ 915,210        $2,014,497   $1,759,803
Gross profit               218,973     249,582           554,682      475,529
Net income                  79,835     165,641          158,152      190,707

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains both historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although Dollar General Corporation (the "Company") believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to: general transportation and distribution delays or interruptions; interruptions in suppliers' operations; inventory risks due to shifts in market demand; changes in product mix; costs and delays associated with building, opening and operating new distribution centers; and other risk factors referenced in the Annual Report on Form 10-K for the year ended January 28, 2000 and the Company's other periodic reports and filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

The following text contains references to years 2000, 1999, 1998, and 1997 which represent fiscal years ending or ended February 2, 2001, January 28, 2000, January 29, 1999, and January 30, 1998, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and their notes thereto.

RESULTS OF OPERATIONS

The nature of the Company's business is seasonal. Historically, sales in the fourth quarter have been significantly higher than sales achieved in each of the first three quarters of the fiscal year. Thus, expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, comparing any period with a period other than the same period of the previous year may reflect the seasonal nature of the Company's business.

The Company defines same stores as those opened before the beginning of the previous fiscal year which have remained open throughout the current period.

SIX MONTHS ENDED JULY 28, 2000 AND JULY 30, 1999

NET SALES. Net sales for the first six months of 2000 increased $245.7 million, or 14.5%, to $2,014.5 million from $1,759.8 million for the comparable period in 1999. The increase resulted primarily from 721 net additional stores being in operation as of July 28, 2000, as compared with July 30, 1999, and a year-to-date increase of 0.6% in same store sales.

Management believes that same - store sales in the first six months were negatively impacted by the conversion of more than 4,600 stores to the Company's new prototype layout. In the second quarter the Company undertook a major relay of its stores while adding 600 new items to and deleting 800 items from the merchandise assortment. The new prototype features wider aisles, additional selling space for seasonal merchandise, and better customer flow through high traffic departments. The Company also continued its installation of new technology and ordering processes in all stores. While this aggressive implementation was disruptive to first half results, management believes these efforts position the stores for increased productivity in the future.

GROSS PROFIT. Gross profit for the first six months of 2000 was $554.7 million, or 27.5% of net sales, compared with $475.5 million, or 27.0% of net sales, in the same period last year. This increase was driven by lower markdowns, higher purchase markup and lower shrinkage accrual which offset higher distribution expense associated with operating one additional distribution center compared with the same six-month period last year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the first six months of 2000 totaled $417.9 million, or 20.7% of net sales, compared with $350.5 million, or 19.9% of net sales during the comparable period last year. Although expenses were below plan for the period, lower than expected same store sales in the first half eliminated any prospect for SG&A expense leverage.

INTEREST EXPENSE. Interest expense increased to $5.6 million, or 0.28% of sales, compared with $2.8 million, or 0.16%, in the comparable six-month period last year. This increase is primarily a result of higher average borrowings and an increase in weighted average interest rates compared with the same six-month period last year. Average short-term borrowings were higher than last year due to capital expenditures for a greater number of new stores, distribution center projects, and the timing of share repurchases.

PROVISIONS FOR TAXES ON INCOME. The effective income tax rate was 36.25% for the six-month periods ended July 28, 2000 and July 30, 1999.

THREE MONTHS ENDED JULY 28, 2000 AND JULY 31, 2000

NET SALES. Net sales for the quarter increased $102.2 million, or 11.2%, to $1,017.4 million from $915.2 million for the comparable period in 1999. Same - store sales for the second quarter decreased 2.6%. Sales in the second quarter were driven by a 22.4% increase in highly consumable merchandise sales, particularly in home cleaning and food items. Sales in the seasonal category decreased 6.4% as a result of discontinued merchandise. Notable sales results in the second quarter in the seasonal category included a 31% increase in sales of summer toys and a 21% increase in garden supplies. Sales in basic clothing increased 10.5% in the second quarter and included strong results in the shoe and children's apparel departments. Sales in basic home products decreased 3.5% in the second quarter driven by reduced sales in the domestic category as a result of discontinued merchandise.

GROSS PROFIT. Gross profit for the quarter was $282.0 million, or 27.7% of net sales, compared with $249.6 million, or 27.3% of net sales, in the same period last year. This increase was primarily the result of lower markdowns, higher purchase markups, lower transportation expense as a percentage of sales, and a lower shrinkage accrual which offset higher distribution expense associated with operating one additional distribution center compared with the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the quarter totaled $216.0 million, or 21.2% of net sales, compared with $182.4 million, or 19.9% of net sales during the comparable period last year. SG&A expense as a percentage of sales increased primarily as a result of lower than anticipated sales growth. Total SG&A expense increased 18.4%, primarily as a result of operating 721 net additional stores compared with the same three-month period last year.

INTEREST EXPENSE. Interest expense increased to $4.3 million, or 0.43% of sales, from $1.9 million, or 0.21% of sales, in the comparable period last year. This increase was a result of higher average borrowings and an increase in weighted average interest rates compared with the same three-month period last year.
Average short-term borrowings were higher than last year primarily due to capital expenditures for a greater number of new stores, distribution center projects, and the timing of share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating  activities - Net cash used in operating activities
----------------------------------------
totaled $59.4 million during the first six months of 2000, compared with $140.1 million cash used in operating activities in the comparable period last year. This decrease in the use of cash was primarily driven by a decrease in cash used to purchase merchandise inventories compared to the first six months last year and by maximizing vendor terms.

Cash flows used in investing  activities - Net cash used in investing activities
----------------------------------------
totaled $142.0 million during the first six months of 2000, compared with $11.5 million in the comparable period last year. The increase in cash used in investing activities was primarily the result of investments in distribution center projects and investments in 459 new store openings this year compared with 324 new store openings in the first half of last year. In addition, cash used in investing activities was offset in the first half of last year by $61.9 million of proceeds recognized in 1999 from the sale/leasebacks of the South Boston, Virginia distribution center expansion and the Ardmore, Oklahoma distribution center.

Cash flows from financing  activities - Total debt (including current maturities
-------------------------------------
and short-term borrowings) at July 28, 2000 was $229.7 million compared with $151.4 million at July 30, 1999.

Because of the significant impact of seasonal buying (e.g., Spring and December holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $175.0 million revolving credit/term loan facility and short-term bank lines of credit totaling $140 million at July 28, 2000. The Company had short-term borrowings of $22.0 million outstanding as of July 28, 2000 and $148.5 million as of July 30, 1999. Management believes seasonal working capital expenditure requirements will continue to be met through cash flow provided by operations supplemented by the revolving credit/term loan facility and short-term bank lines of credit.

On June 21, 2000, the Company placed $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010, through a private debt placement with registration rights. The notes pay interest semi-annually on June 15 and December 15 of each year. The holders of the notes may elect to have their notes repaid on June 15, 2005 at 100% of the principal amount plus accrued and unpaid interest. Proceeds from the notes are being used to repay outstanding short-term debt and for general corporate purposes.

FORWARD-LOOKING EXPECTATIONS

(Please refer to the first paragraph under "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for information concerning forward-looking statements.)

Revenues - For the third  quarter,  fourth  quarter,  and full year,  management
--------
expects revenues to increase 19-22%, 22-24%, and 18-19%, respectively.

Same Store Sales - For the third and fourth  quarters  management  expects  same
----------------
store sales to increase 4-7% and 6-8%, respectively. For the year an increase of 3-4% is expected.

Gross  Profit - In the  third  quarter,  management expects  gross  profit  as a
-------------
percentage of net sales to be lower than last year as a result of accelerating sales of consumable basics which historically have had a lower purchase markup. Management expects gross profit as a percentage of net sales in the fourth quarter to be higher than last year as a result of increasing sales of higher markup seasonal merchandise. For the full year, management expects gross profit as a percentage of net sales to be flat or up slightly compared with last year.

Selling,   General  and   Administrative   (SG&A)   Expense  -  Based  on  sales
-----------------------------------------------------------
expectations, Management anticipates SG&A expense as a percentage of net sales to increase up to 50 basis points for the third quarter and to decrease by 40 to 60 basis points for the fourth quarter. For the full year, management expects SG&A expense as a percentage of net sales to increase 10 to 30 basis points reflecting management's expectation of a 3-4% increase in same store sales.

Interest Expense - Management expects interest expense as a percentage of net sales for the third and fourth quarters to increase by 10 to 20 basis points and 20 to 30 basis points, respectively. For the full year management expects interest expense to increase by 15 to 25 basis points, continuing to reflect higher interest rates than last year.

Provision  for  Taxes on  Income  -  Management  anticipates  the tax rate to be
--------------------------------
approximately 36.25% for the remainder of the year.

ACCOUNTING PRONOUNCEMENTS

The Company does not expect a material impact from the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Adoption of this Statement, as amended, is required for the Company's fiscal year ending February 1, 2002.

The Company will adopt SEC Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements," during the quarter ended February 2, 2001. Management does not expect this Bulletin to have a material impact on the Company's financial statements.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For reasons other than trading purposes, the Company has entered into commitments under certain instruments which expose the Company to market risk for changes in interest rates primarily related to the Company's revolving and seasonal lines of credit and certain lease obligations. Under these obligations, the Company has cash flow exposure as a result of its variable interest rates.

The Company seeks to manage this interest rate risk through the use of interest rate swaps. In 1999, the Company entered into interest rate swap agreements totaling $200 million which are scheduled to be in place through February 2001 at which time the counterparties have the option to extend the agreements through 2002. These swap agreements exchange the Company's floating interest rate exposure for a fixed interest rate. The Company will pay a weighted average fixed rate of 5.14% on the $200 million notional amount. The fair value of the interest rate swap agreements was $2.3 million at July 28, 2000. These swap agreements replaced four interest rate swap agreements totaling $200 million and exchanging floating rate exposure to a fixed interest rate. At July 30, 1999, the fair value of the interest rate swap agreements was $2.0 million.

A 1% change in interest rates would have resulted in a pre-tax expense fluctuation of approximately $3.6 million in 1999. In 2000, the Company anticipates this expense fluctuation to decrease as a result of lower average short-term borrowings compared with 1999.

PART II - OTHER INFORMATION

Item 1.  Not applicable.

Item 2.  Not applicable.

Item 3.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders of the Corporation held June 5, 2000, the shareholders voted on these proposals as follows:

         Proposal No. 1:  Election of Directors.

         The following nominees were elected to serve as Directors of the Corporation until the next Annual Shareholders' Meeting:

                                                      Votes
         Nominee                    Votes For         Withheld/Against
         -------------------------------------------------------------
         Dennis C. Bottorff         212,659,116       2,615,377
         James L. Clayton           213,738,909       1,535,584
         Reginald D. Dickson        213,753,695       1,520,798
         John B. Holland            212,670,546       2,603,947
         Barbara M. Knuckles        213,734,237       1,540,256
         Cal Turner, Jr.            213,728,014       1,546,479
         Cal Turner, Sr.            212,563,083       2,711,410
         David M. Wilds             213,754,461       1,520,032
         William S. Wire, II        213,734,323       1,540,170

         Proposal No. 2: Amend the Dollar General 1998 Stock Incentive Plan to increase the number of shares available for issuance under the Plan.

         Number of shares for                       160,016,247
         Number of shares against                    53,502,327
         Number of shares abstaining                  1,755,919


Item 5.  Not applicable.

Item 6.   A.   Exhibits:

          10.1 Purchase Agreement dated as of June 16, 2000, among Dollar General Corporation, the subsidiaries therein named, and Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wachovia Securities, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-4 filed August 1, 2000.)

          10.2 Indenture dated as of June 21, 2000, among Dollar General Corporation, the subsidiaries therein named and First Union National Bank, as Trustee, as amended and supplemented by the First Supplemental Indenture dated as of July 28, 2000, among Dollar General Corporation, the subsidiaries therein named and First Union National Bank, as Trustee. (Incorporated by reference to the Company's Registration Statement on Form S-4 filed August 1, 2000.)

          10.3 Registration Rights Agreement dated as of June 21, 2000, among Dollar General Corporation, the subsidiaries therein named, and Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wachovia Securities, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-4 filed August 1, 2000.)

          10.4 Amendment to Master Agreement dated as of July 31, 2000, among Dollar General Corporation, Atlantic Financial Group, Ltd., Three Pillars Funding Corporation, Suntrust Bank, and Suntrust Equitable Securities Corporation

          10.5 Third Amendment to Credit Agreement dated as of July 31, 2000 among Dollar General Corporation, Suntrust Bank, and other named banks and lending institutions.

          10.6 Fourth Amendment to Credit Agreement dated as of July 31, 2000 among Dollar General Corporation, Suntrust Bank, and other named banks and lending institutions.

          27   Financial Data Schedule (for SEC use only)

          B.   Reports on Form 8-K:

               On June 8, 2000, the Company filed a Current Report on Form 8-K (Item 5 Only) to report a press release issued on June 7, 2000, announcing the Company's plans to raise approximately $200 million through a Rule 144A debt transaction with registration rights.

               On June 22, 2000, the Company filed a Current Report on Form 8-K (Item 5 Only) to report a press release issued on June 20, 2000, announcing the private placement of $200 million 8 5/8% Notes due 2010.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DOLLAR GENERAL CORPORATION
                                         (Registrant)



September 8, 2000                        By: /s/ Brian M. Burr
                                            ---------------------------------
                                             Brian M. Burr
                                             Executive Vice President and
                                             Chief Financial Officer