Form 10-Q
period 2000-10-27
DOLLAR GENERAL CORP
filed 2000-12-11
CIK 29534

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No  [   ]

The number of shares of common stock outstanding at December 8, 2000, was 330,609,400.

                           Dollar General Corporation

                                    Form 10-Q

                     For the Quarter Ended October 27, 2000

                                      Index


                                                                       Page No.
PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements (unaudited):

               Consolidated  Balance  Sheets as of October 27, 2000,     3
               January 28, 2000 (derived from the audited financial statements) and October 29, 1999.

               Consolidated Statements of Income for the three months    4
               ended October 27, 2000 and October 29, 1999 and the nine months ended October 27, 2000 and October
               29, 1999.

               Consolidated Statements of Cash Flows                     5
               for the nine months ended October 27, 2000 and October 29, 1999.

               Notes to Consolidated Financial Statements                6

   Item 2.     Management's Discussion and Analysis of                   11
               Financial Condition and Results of
               Operations

   Item 3.     Quantitative and Qualitative Disclosures About
               Market Risk                                               15

PART II.       OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                          16

Signatures                                                               17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                        Oct. 27,             Jan. 28,            Oct. 29,
                                                                          2000                2000                 1999
                                                                       (Unaudited)              *              (Unaudited
-------------------------------------------------------------------------------------------------------------------------
             ASSETS
Current assets:
             Cash and cash equivalents                                  $ 13,080            $ 58,789            $ 23,840
             Merchandise inventories                                   1,173,328             985,715           1,105,503
             Deferred income taxes                                         7,743               5,995               5,373
             Other current assets                                         62,956              45,036              79,012
-------------------------------------------------------------------------------------------------------------------------

                          Total current assets                         1,257,107           1,095,535           1,213,728

Property and equipment, at cost                                          801,837             597,537             560,219
Less: accumulated depreciation                                           306,894             251,064             235,360
-------------------------------------------------------------------------------------------------------------------------

                                                                         494,943             346,473             324,859

Other assets                                                              15,959               8,933              10,538
-------------------------------------------------------------------------------------------------------------------------

                          Total assets                               $ 1,768,009         $ 1,450,941         $ 1,549,125
=========================================================================================================================

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
             Current portion of long-term debt                           $ 3,622             $ 1,233             $ 1,243
             Short-term borrowings                                        61,369                   -             180,099
             Accounts payable                                            309,508             334,554             347,563
             Accrued expenses                                            122,451             121,375             115,263
             Income taxes                                                  3,946              15,135              29,290
-------------------------------------------------------------------------------------------------------------------------

                          Total current liabilities                      500,896             472,297             673,458

Long-term debt                                                           210,907               1,200               1,526
Deferred income taxes                                                     50,817              51,523              12,079

Shareholders' equity:
             Preferred stock                                                   -                   -                   -
             Common stock                                                165,281             132,346             132,653
             Additional paid-in capital                                  263,233             255,581             250,321
             Retained earnings                                           576,875             537,994             479,088
-------------------------------------------------------------------------------------------------------------------------
                          Total shareholders' equity                   1,005,389             925,921             862,062
-------------------------------------------------------------------------------------------------------------------------
                          Total liabilities and
                          shareholders' equity                       $ 1,768,009         $ 1,450,941         $ 1,549,125
=========================================================================================================================


* Derived from the January 28, 2000 audited financial statements.

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except share and per share amounts)
                                   (Unaudited)

                                                 Three Months Ended                 Nine Months Ended
                                             Oct. 27,           Oct. 29,         Oct. 27,        Oct. 29,
                                              2000               1999             2000             1999
-----------------------------------------------------------------------------------------------------------
Net sales                                  $1,094,360        $  950,419        $3,108,857        $2,710,222

Cost of goods sold                            772,996           672,562         2,232,811         1,956,836
                                           ----------------------------------------------------------------

      Gross profit                            321,364           277,857           876,046           753,386

Selling, general and
  administrative expense                      236,524           195,753           654,387           546,211
                                           ----------------------------------------------------------------


      Operating profit                         84,840            82,104           221,659           207,175

Interest expense                                4,855             2,326            10,459             5,102
                                           ----------------------------------------------------------------


      Income before taxes on income            79,985            79,778           211,200           202,073

Provision for taxes on income                  28,995            28,919            76,560            73,251
                                           ----------------------------------------------------------------


      Net income                           $   50,990        $   50,859        $  134,640        $  128,822
                                           ================================================================



Diluted earnings per share                 $     0.15        $     0.15        $     0.40        $     0.38
                                           ================================================================

Weighted average diluted shares               333,556           337,989           333,652           337,140
                                           ================================================================

Basic earnings per share                   $     0.15        $     0.15        $     0.41        $     0.43
                                           ================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                              Oct. 27,            Oct. 29,
                                                                                2000                1999
----------------------------------------------------------------------------------------------------------
Operating activities:
               Net income                                                      $ 134,640         $ 128,822
               Adjustments to reconcile net income to net
                              cash used in operating activities:
                              Depreciation and amortization                       58,571            46,759
                              Deferred income taxes                               (2,454)          (20,874)
                              Tax benefit of stock options exercised              14,715            27,862
               Change in operating assets and liabilities:
                              Merchandise inventories                           (187,613)         (293,781)
                              Other current assets                               (17,920)          (36,634)
                              Accounts payable                                   (25,046)           89,804
                              Accrued expenses                                     1,076           (57,562)
                              Income taxes                                       (11,189)            5,465
                              Other                                               (4,824)              (30)
----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                            (40,044)         (110,169)
----------------------------------------------------------------------------------------------------------

Investing activities:
               Purchase of property and equipment                               (209,414)         (112,441)
               Proceeds from sale of property and equipment                          171            63,182
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (209,243)          (49,259)
----------------------------------------------------------------------------------------------------------

Financing activities:
               Issuance of short-term borrowings                                 315,000           237,914
               Repayments of short-term borrowings                              (253,631)          (57,815)
               Issuance of long-term debt                                        214,947             3,104
               Repayments of long-term debt                                       (2,851)           (1,846)
               Payment of cash dividends                                         (31,664)          (25,619)
               Proceeds from exercise of stock options                            27,325            32,235
               Repurchase of common stock                                        (65,548)          (26,999)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        203,578           160,974
----------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                             (45,709)            1,546
Cash and cash equivalents, beginning of period                                    58,789            22,294
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $  13,080         $  23,840
==========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands except share and per share amounts)
                                   (Unaudited)
1.  Basis of Presentation

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

The accompanying consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the three-month and nine-month periods ended October 27, 2000, and October 29, 1999, have been made.

Interim cost of goods sold is determined using ongoing estimates of inventory shrinkage, inflation, and markdowns. Because of the seasonal nature of the Company's business, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.    Shareholders' Equity

Changes in shareholders' equity for the nine months ended October 27, 2000 and October 29, 1999, were as follows.

                                                                     Additional
                                            Preferred    Common       Paid-In      Retained      Treasury
                                              Stock       Stock       Capital      Earnings        Stock         Total
------------------------------------------------------------------------------------------------------------------------
Balances, January 29, 1999                   $ 858     $ 105,121    $ 418,039     $ 402,270    $ (200,527)    $ 725,761

    Net income                                                                      128,822                     128,822

    5-for-4 stock split, May 24, 1999                     26,573      (26,573)                                        -

    Cash dividend, $.06 per
          common share, as declared                                                 (24,441)                    (24,441)

    Cash dividend, $1.37 per
          preferred share                                                            (1,178)                     (1,178)

    Issuance of common
          stock under employee stock
          incentive plans                                  1,573       30,662                                    32,235

    Conversion of preferred stock                                                                                     -
          to common stock                     (858)                  (199,669)                    200,527

    Tax benefit of stock options
          exercised                                                    27,862                                    27,862

    Stock repurchase                                        (614)                   (26,385)                    (26,999)

------------------------------------------------------------------------------------------------------------------------
Balances, October 29, 1999                     $ -     $ 132,653    $ 250,321     $ 479,088           $ -     $ 862,062
========================================================================================================================

                                                                    Additional
                                      Preferred       Common         Paid-In       Retained    Treasury
                                        Stock         Stock          Capital       Earnings      Stock        Total
-----------------------------------------------------------------------------------------------------------------------
                                         $ -       $ 132,346       $ 255,581     $ 537,994        $ -       $ 925,921

Net income                                                                         134,640                    134,640

5-for-4 stock split, May 22, 2000                     32,857         (32,857)                                       -

Cash dividend, $.06 per
       common share, as declared                                                   (31,664)                   (31,664)


Issuance of common stock under
        employee stock incentive plans                 1,531          25,794                                   27,325

Tax benefit of stock options
       exercised                                                      14,715                                   14,715

Stock repurchase (3,633,625 shares)                   (1,453)                      (64,095)                   (65,548)

-----------------------------------------------------------------------------------------------------------------------
                                         $ -       $ 165,281       $ 263,233     $ 576,875        $ -     $ 1,005,389
=======================================================================================================================


3.  Earnings Per Share


Shares have been adjusted for all stock splits including the five-for-four common stock split distributed on May 22, 2000.

                                             Nine months ended October 27, 2000

                                                                      Per-Share
                                              Income      Shares       Amount
                                            -----------------------------------
Net income                                  $134,640
-------------------------------------------------------------------------------
Basic earnings per share:
Income available to common shareholders     $134,640      329,372       $ 0.41
                                                                       =======

Stock options outstanding                                   4,280

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                 $134,640      333,652       $ 0.40
===============================================================================


                                             Nine months ended October 29, 1999

                                                                      Per-Share
                                               Income      Shares       Amount
                                             ----------------------------------
Net income                                  $ 128,822
Less:  preferred stock dividends                1,178
-------------------------------------------------------------------------------
Basic earnings per share:
Income available to common shareholders     $ 127,644      296,575       $ 0.43
                                                                         ======

Stock options outstanding                                    6,477
Convertible preferred stock                     1,178       34,088
-------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                 $ 128,822      337,140       $ 0.38
===============================================================================

                                             Three months ended October 27, 2000

                                                                      Per-Share
                                                Income      Shares      Amount
                                              ---------------------------------
Net income                                    $ 50,990
-------------------------------------------------------------------------------
Basic earnings per share:
Income available to common shareholders       $ 50,990     330,099      $ 0.15
                                                                        ======

Stock options outstanding                                    3,457
-------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                   $ 50,990     333,556      $ 0.15
===============================================================================

                                             Three months ended October 27, 2000

                                                                     Per-Share
                                               Income     Shares      Amount
                                              ----------------------------------
Net income                                    $ 50,990
--------------------------------------------------------------------------------
Basic earnings per share:
Income available to common shareholders       $ 50,990   330,099      $ 0.15
                                                                      ======

Stock options outstanding                                              3,457
--------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                   $ 50,990   333,556      $ 0.15
================================================================================




                                            Three months ended October 29, 1999

                                                                      Per-Share
                                               Income     Shares        Amount
                                             ----------------------------------

Net income                                   $ 50,859
-------------------------------------------------------------------------------
Basic earnings per share:
Income available to common shareholders      $ 50,859     331,833        $ 0.15
                                                                         ======

Stock options outstanding                                   6,156
-------------------------------------------------------------------------------

Diluted earnings per share:
Income available to common shareholders
   plus assumed conversions                  $ 50,859     337,989        $ 0.15
===============================================================================

4.  Segment Reporting

The Company manages its business on the basis of one reportable segment. As of October 27, 2000 and October 29, 1999, all of the Company's operations were located within the United States. The following data is presented in accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information."

                                  Three Months Ended Nine Months Ended
                          Oct. 27,    Oct. 29,       Oct. 27,      Oct. 29,
                            2000        1999           2000          1999
-----------------------------------------------------------------------------
Sales by Category:
  Highly Consumable    $  638,372     $513,139      $1,767,009   $1,430,504
  Hardware and Seasonal   148,415      138,007         429,230      416,149
  Basic Clothing          133,818      121,908         375,048      330,111
  Home Products           173,755      177,365         537,570      533,458
-----------------------------------------------------------------------------
                       $1,094,360     $950,419      $3,108,857   $2,710,222
=============================================================================




5.  Long-Term Debt and Guarantor Subsidiaries

On June 21, 2000, the Company sold $200 million of 8 5/8% Notes due June 15, 2010 (the "Old Notes"), in a private offering under Rule 144A of the Securities Act of 1933. The proceeds were used to repay outstanding short-term debt and for general corporate purposes. Subsequent to the offering, the Company and its guarantor subsidiaries filed a registration statement on Form S-4 which enabled the Company to exchange its 8 5/8% Exchange Notes due June 15, 2010 (the "New Notes" and, together with the Old Notes, the "Notes"), for all outstanding Old Notes.

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

Summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) for the Guarantors is set forth below:

                           October 27,        Jan. 28,       October 29,
                               2000             2000            1999
                         ---------------------------------------------------

Current assets           $1,156,026        $1,085,925      $1,028,843
Current liabilities         366,430           443,496         315,362
Noncurrent assets           427,683           320,142         295,252
Noncurrent liabilities       57,385            52,619          19,463



                                Three Months Ended                Nine Months Ended
                           October 27,      October 29,      October 27,      October 29,
                               2000             1999            2000             1999
                         --------------------------------------------------------------------
Net sales                $1,017,418        $  915,210      $2,014,497       $1,759,803
Gross profit                281,973           249,582         554,682          475,529
Net income                   79,054           106,342         158,152          190,707

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

NINE MONTHS ENDED OCTOBER 27, 2000, AND OCTOBER 29, 1999

NET SALES. Net sales for the first nine months of 2000 increased $398.7 million, or 14.7%, to $3.1 billion from $2.7 billion for the comparable period in 1999. Same-store sales increased 0.7% for the first nine months of 2000.

In the second quarter the Company undertook a major relay of its stores while adding 600 new items to and deleting 800 items from the merchandise assortment. The new prototype features wider aisles, additional selling space for seasonal merchandise, and better customer flow through high traffic departments. The Company also continued its installation of new technology and ordering processes in all stores. In conjunction with implementing this new ordering process, the Company experienced softer than expected sales in some core categories as a result of low in-stocks. While this aggressive implementation was disruptive to year-to-date results, management believes these efforts position the stores for increased productivity and profitability in the future.

GROSS PROFIT. Gross profit for the first nine months of 2000 was $876.0 million, or 28.2% of net sales, compared with $753.4 million, or 27.8% of net sales, in the same period last year. This increase was driven by higher purchase markup and lower shrink, which offsets higher distribution expenses in the period. Year-to-date, transportation expense is slightly lower as a percentage of sales, despite higher fuel costs. This improvement is a result of better fleet utilization, continued benefits from our transportation management system, and lower average stem miles.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the first nine months of 2000 totaled $654.4 million, or 21.0% of net sales, compared with $546.2 million, or 20.2% of net sales during the comparable period last year. Although expenses were below plan for the period, lower than expected sales eliminated SG&A expense leverage. [repeat some of explanation in 3 month section?]

INTEREST EXPENSE. Interest expense increased to $10.5 million, or 0.34% of sales, compared with $5.1 million, or 0.19%, in the comparable nine-month period last year. This increase is primarily a result of higher average borrowings and an increase in weighted average interest rates compared with the same nine-month period last year. Average borrowings were higher than last year due to capital expenditures for new stores and distribution centers, inventory for new stores and the timing of share repurchases.

PROVISIONS FOR TAXES ON INCOME. The effective income tax rate was 36.25% for the nine-month periods ended October 27, 2000, and October 29,1999.

THREE MONTHS ENDED OCTOBER 27, 2000, AND OCTOBER 29, 1999

NET SALES. Net sales for the quarter increased $143.9 million, or 15.1%, to $1,094.4 million from $950.4 million for the comparable period in 1999. Same store sales for the third quarter increased 0.8%. Sales in the third quarter were driven by a 24.4% increase in sales of highly consumable merchandise, a 9.8% increase in sales of basic clothing merchandise, and a 7.5% increase in sales of hardware and seasonal merchandise. Although the Company experienced softer than expected sales in some core categories as a result of low in-stocks, the Company had better than expected sales in other departments including food, toys, Halloween, and summer seasonal merchandise.

GROSS PROFIT. Gross profit for the quarter was $321.4 million, or 29.4% of net sales, compared with $277.9 million, or 29.2% of net sales, in the same period last year. This increase was primarily the result of higher purchase markup, lower shrink, and lower transportation expense as a percentage of sales. However, these improvements were slightly offset by higher markdowns in the period.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE. SG&A expense for the quarter totaled $236.5 million, or 21.6% of net sales, compared with $195.8 million, or 20.6% of net sales during the comparable period last year. SG&A expense as a percentage of sales increased primarily as a result of higher health insurance expense, rent expense, and payroll expense.

INTEREST EXPENSE. Interest expense increased to $4.9 million, or 0.44% of sales, from $2.3 million, or 0.24% of sales, in the comparable period last year. This increase was a result of higher average borrowings and an increase in weighted average interest rates compared to the same three-month period last year. Average borrowings were higher than last year due to capital expenditures for new stores and distribution centers, inventory for new stores and the timing of share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities - Net cash used in operating activities totaled $40.0 million during the first nine months of 2000, compared with $110.2 million cash used in operating activities in the comparable period last year. This decrease in the use of cash was primarily driven by a decrease in cash used to purchase merchandise inventories compared to the first nine months last year. Inventory management is improving due to contributions from technology and distribution investments.

Cash flows used in investing activities - Net cash used in investing activities totaled $209.2 million during the first nine months of 2000, compared with $49.3 million in the comparable period last year. The increase in cash used in investing activities was primarily the result of investments in distribution center projects and investments in 643 new store openings this year compared with 501 new store openings in the first nine months of last year. In addition, cash used in investing activities was offset in the first nine months of last year by $63.2 million of proceeds recognized in 1999 primarily from the sale/leasebacks of the South Boston, Virginia distribution center expansion and the Ardmore, Oklahoma distribution center.

Cash flows from financing activities - Total debt (including current maturities and short-term borrowings) at October 27, 2000 was $275.9 million compared with $182.9 million at October 29, 1999. Because of the significant impact of seasonal buying (e.g., Spring and December holiday purchases), the Company's working capital requirements vary significantly during the year. These working capital requirements were financed by short-term borrowings under the Company's $175.0 million revolving credit/term loan facility and short-term bank lines of credit totaling $140.0 million at October 27, 2000. The Company had short-term borrowings of $61.4 million outstanding as of October 27, 2000 and $180.1 million as of October 29, 1999. Management believes seasonal working capital expenditure requirements will continue to be met through cash flow provided by operations supplemented by the revolving credit/term loan facility and short-term bank lines of credit. [explain total debt increase?]

On June 21, 2000, the Company placed $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010, through a private debt placement with registration rights. The notes pay interest semi-annually on June 15 and December 15 of each year. The holders of the notes may elect to have their notes repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest. Proceeds from the notes are being used to repay outstanding short-term debt and for general corporate purposes.

FORWARD-LOOKING EXPECTATIONS

Please refer to the first paragraph under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning forward-looking statements.

Revenues - For the fourth quarter and full year, management expects revenues to increase 16-19% and 15-16%, respectively.

Same Store Sales - Management expects same store sales to increase 2-5% in the fourth quarter and 1-2% for the full year.

Gross Profit - For the full year, management expects gross profit as a percentage of net sales to be 20-25 basis points higher than last year, reflecting lower transportation expense as a percentage of sales and higher purchase markup. Despite a difficult shrink comparison, management expects gross profit as a percentage of net sales to be comparable with the fourth quarter last year. Last year, the fourth quarter benefited 100 basis points because of better than expected annual inventory shrink results. For the fourth quarter, management expects a higher markup and higher sales of seasonal merchandise to offset higher shrink as a percentage of sales.

Selling, General and Administrative (SG&A) Expense - Management expects SG&A expense as a percentage of net sales to increase 90-110 basis points for the full year and increase 120-170 basis points for the fourth quarter, reflecting both the impact of lower same store sales and the potential increase of two unique, one-time expenses. First, during the transition to a new health insurance provider this year, management discovered that certain health insurance billings and reimbursements were not current. Bringing those billings and reimbursements current will likely result in a significant increase in health insurance costs this year. Second, the Company is experiencing an increase in workers' compensation expense associated with prior year claims. Reflecting higher annual costs, these two unresolved issues could add 40-50 basis points to SG&A expense as a percentage of sales in the fourth quarter.

Interest Expense - Management expects interest expense as a percentage of net sales for the fourth quarter and full year to be 10-15 basis points higher, reflecting both higher borrowing balances and higher interest rates.

Provision for Taxes on Income - Management expects the tax rate to be approximately 36.25% for the fourth quarter and the full year.


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

The Company seeks to manage this interest rate risk through the use of interest rate swaps. In 1999, the Company entered into interest rate swap agreements totaling $200 million which are scheduled to be in place until February 2001 at which time the counterparties have the option to extend the agreements through 2002. These swap agreements exchange the Company's floating interest rate exposure for a fixed interest rate. The Company will pay a weighted average fixed rate of 5.14% on the $200 million notional amount. The fair value of the interest rate swap agreements was $1.3 million at October 27, 2000. These swap agreements replaced four interest rate swap agreements totaling $200 million and exchanging floating rate exposure to a fixed interest rate. At October 29, 1999, the fair value of these interest rate swap agreements was $2.0 million.

PART II - OTHER INFORMATION

Item 1.  Not applicable.

Item 2.  Not applicable.

Item 3.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no items submitted to a vote of security holders during the quarter ended October 27, 2000.


Item 5.  Not applicable.

10.1     Item 6.  A. Exhibits:

                  27 Financial Data Schedule (for SEC use only)


                  B. Reports on Form 8-K:

                          On  October  18,  2000,  The  Company  filed a Current
                   Report on Form 8-K pursuant to Item 9 thereof regarding certain forward-looking expectations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DOLLAR GENERAL CORPORATION
                                   (Registrant)



December 11, 2000                   By: /s/ Brian M. Burr
                                        -----------------
                                        Brian M. Burr
                                        Executive Vice President and
                                        Chief Financial Officer