Form 10-K
period 2001-02-02
DOLLAR GENERAL CORP
filed 2002-01-14
CIK 29534

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 2, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ] Note: The Company did not timely file its Annual Report on Form 10-K for fiscal 2000 and its quarterly reports on Form 10-Q for the first three quarters of fiscal 2001 as a result of the restatement of the Company's financial statements described herein. Such Annual Report on Form 10-K is filed herewith, and such quarterly reports on Form 10-Q are being filed on the date hereof.

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 14, 2001, was $3,935,877,699, based upon the last reported sale price on such date by the New York Stock Exchange.

               The number of shares of common stock outstanding on December 14, 2001, was 332,577,284.

                       Documents Incorporated by Reference

Not applicable

               The following text contains references to years 2002, 2001, 2000, 1999, 1998, 1997 and 1996, which represent fiscal years ending or ended January 31, 2003, February 1, 2002, February 2, 2001, January 28, 2000, January 29,
1999, January 30, 1998, and January 31, 1997, respectively. This discussion and analysis should be read with, and is qualified in its entirety by the consolidated financial statements and the notes thereto.

PART I

ITEM 1.        BUSINESS

General

               Dollar General Corporation (the "Company" or "Dollar General") is a leading discount retailer of quality general merchandise at everyday low prices. Through conveniently located stores, the Company offers a focused assortment of consumable basic merchandise including health and beauty aids, packaged food products, home cleaning supplies, housewares, stationery, seasonal goods, basic clothing and domestics. Dollar General stores serve primarily low-, middle- and fixed-income families.

               The Company opened its first store in 1955, in which year the Company was first incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc. The Company changed its name to Dollar General Corporation in 1968, and reincorporated as a Tennessee corporation in 1998. As of February 2, 2001, the Company operated 5,000 stores located in 25 states, primarily in the southeastern and midwestern United States. As of December 14, 2001, the Company operated 5,562 stores in 27 states.

Recent Developments

               Restatement of Financial Statements. On April 30, 2001, the Company announced that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1999 and 1998, and to restate the unaudited financial information for the fiscal year 2000 that had been previously released by the Company. The Audit Committee of the Board of Directors promptly assumed oversight of the Company's response to these issues and commenced an independent review to prepare the Committee for its role in reviewing the restated financial statements, assisted by the law firm of Dechert, Price and Rhoads and the independent accounting firm Arthur Andersen, LLP. The Company further announced on June 7, 2001, that its Chairman and Chief Executive Officer had directed the Company's financial staff and its outside professional consultants to review the Company's reporting, record keeping, accounting and internal control policies and practices, and that until such review had been concluded, the Company would not be in a position to update its prior financial guidance. The Company's financial staff conducted its review of these issues with the assistance of the Company's outside counsel, Debevoise & Plimpton, and accounting consultants from KPMG LLP.

               Consistent with the activities of the Audit Committee and the Company's review of its financial statements for the 1998, 1999 and 2000 fiscal years, the Company is restating by means of this filing its audited financial statements for fiscal years 1999 and 1998, and is filing herewith its audited financial results for fiscal year 2000, which restate the unaudited financial information for the fiscal year 2000 that had been previously released by the Company. The Company's previously released financial data should not be relied upon.

               Restated net income and diluted earnings per share for 2000 are $70.6 million and $0.21, respectively, as compared to the $206.0 million and $0.62 previously reported. The restated results for 2000 include a pre-tax expense of $162.0 million to settle the Company's restatement-related litigation described below. Excluding the litigation settlement expense, restated net income and diluted earnings per share for 2000 are $169.6 million and $0.51, respectively. Restated net income totaled $186.7 million in fiscal 1999 and $150.9 million in fiscal 1998, equaling diluted earnings per share of $0.55 and $0.45, respectively. The Company originally reported, prior to the restatement, net income of $219.4 million in fiscal 1999 and $182.0 million in fiscal 1998, equaling diluted earnings per share for those periods of $0.65 and $0.54, respectively.

               In its April 30, 2001 announcement, based on a preliminary assessment of the accounting issues involved, the Company estimated that the reduction in aggregate earnings as a result of the restatement would be approximately $0.07 per share over the three-year period of 2000, 1999 and 1998. The review completed by the Company of its financial statements ultimately identified a number of accounting issues for restatement in addition to those that formed the basis for the preliminary estimate provided on April 30, 2001. As a result of these additional issues, and following the completion of the Company's review of the issues that had been identified originally, the restatement has resulted in an aggregate effect on diluted earnings per share, excluding the litigation settlement expense, of $0.30 over the three-year period of 2000, 1999 and 1998.

               The issues for restatement, excluding the litigation settlement expense, can be broken down into four general categories: (i) items impacting the cost of goods sold that were recorded incorrectly and/or that reflect more accurate estimates, (ii) selling, general and administrative ("SG&A") expenses that were either incurred but not accrued, or recorded incorrectly, (iii) additional interest expense required as a result of restating certain operating leases as capital leases and financing obligations, and the addition of capital lease and financing obligation liabilities to the Company's balance sheets, and
(iv) changes to the Company's income tax provision to correct errors. The effects of these issues on diluted earnings per share over the three-year period are summarized in the following table:

                                                                              Year Ended
                                                             ---------------------------------------------
Adjustments to diluted earnings per share*:      3 Year        February 2,    January 28,     January 29,
                                               Cumulative         2001           2000             1999
Cost of goods sold                             $    (0.05)    $    (0.01)     $    (0.01)     $    (0.03)
Selling, general &                                  (0.11)         (0.02)          (0.05)          (0.04)
  administrative expenses
Interest expense                                    (0.11)         (0.06)          (0.04)          (0.01)
Tax provision                                       (0.02)         (0.01)          (0.00)          (0.01)
                                               ----------     ----------      ----------      ----------
                                               $    (0.30)    $    (0.11)     $    (0.10)     $    (0.09)
                                               ==========     ==========      ==========      ==========


*Totals may not foot due to rounding; excludes litigation settlement expense.

               Although the issues for restatement in total had a negative aggregate impact on earnings per share over the three-year period, some of the issues resulted in an increase in diluted earnings per share, while others affected diluted earnings in individual years but had no impact on aggregate diluted earnings per share over the three-year period.

               In addition to the restatement of the Company's results of operations, the correction of many of these issues also required an adjustment to the Company's previously reported balance sheets. Please refer to Note 2 to the Consolidated Financial Statements for a schedule reconciling the various restatement-related adjustments with previously released data for 2000, 1999 and 1998.

               Restatement-Related Proceedings. Following the April 30, 2001, announcement discussed above, more than 20 purported class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws. These lawsuits have been consolidated into a single action pending in the United States District Court for the Middle District of Tennessee. On July 17, 2001, the court entered an order appointing the Florida State Board of Administration and the Teachers' Retirement System of Louisiana as lead plaintiffs and the law firms of Entwistle & Cappucci LLP; Milberg Weiss Bershad Hynes & Lerach LLP; and Grant & Eisenhofer, P.A. as co-lead counsel. On January 3, 2002, the lead plaintiffs filed an amended consolidated class action complaint purporting to name as plaintiffs a class of persons who held or purchased the Company's securities and related derivative securities between May 12, 1998, and September 21, 2001. Among other things, plaintiffs have alleged that the Company and certain of its current and former officers and directors made misrepresentations concerning the Company's financial results in the Company's filings with the Securities and Exchange Commission and in various press releases and other public statements. The plaintiffs seek damages with interest, costs and such other relief as the court deems proper.

               The Company has reached a settlement agreement with the purported class action plaintiffs, pursuant to which the Company has agreed to pay $140 million to such plaintiffs in settlement for their claims, and to implement certain enhancements to its corporate governance and internal control procedures. Such agreement is subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval.

Following the completion of confirmatory discovery, plaintiffs have the right under the settlement agreement to amend their complaint further to increase the size of the class, and to negotiate with the Company for additional damages, the aggregate amount of all damages to be paid in settlement of plaintiffs' claims not to exceed $162 million. The Company expects that following the completion of such confirmatory discovery, the plaintiffs will amend their complaint and seek aggregate damages of $162 million. The Company has accordingly recognized an expense of $162 million in the fourth quarter of 2000. The Company expects to receive from its insurers approximately $4.5 million in respect of the class action settlement, which amount has not been accrued in the Company's financial statements.

               In addition, six purported shareholder derivative lawsuits have been filed in Tennessee State Court against certain current and former Company directors and officers and Deloitte & Touche LLP, the Company's former independent accountant. The Company is named as a nominal defendant in the actions, which seek restitution and/or compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such further relief as the court deems proper. By order entered October 31, 2001, the court appointed Michael Dixon, Jr., Carolinas Electrical Workers Retirement Fund and Thomas Dewey, plaintiffs in one of the six filed cases, as lead plaintiffs and the law firms of Branstetter, Kilgore Stranch & Jennings, and Stanley, Mandel & Iola as lead counsel. In the same order, the court stayed the remaining cases pending completion of the lead case. Among other things, the plaintiffs allege that certain current and former Company directors and officers breached their fiduciary duties to the Company and that Deloitte & Touche aided and abetted those breaches and was negligent in its service as the Company's independent accountant. During August and September 2001, the Company moved to dismiss all six cases for failure to make a pre-suit demand on the Board of Directors and, in the alternative, requested that the court stay the actions pending the completion of an investigation into the allegations in the complaints by the Shareholder Derivative Claim Review Committee of the Company's Board of Directors. The lead plaintiffs filed an opposition to this motion on October 2, 2001. A hearing on the motion has not yet been scheduled.

               Two purported shareholder derivative lawsuits also have been filed in the United States District Court for the Middle District of Tennessee against certain current and former Company directors and officers alleging that they breached their fiduciary duties to the Company. The Company is named as a nominal defendant in these actions, which seek declaratory relief, compensatory and punitive damages, costs and such further relief as the court deems proper. By motion filed on September 28, 2001, the Company requested that the federal court abstain from exercising jurisdiction over the purported shareholder derivative actions in deference to the pending state court actions. By agreement of the parties and court order dated December 3, 2001, the case has been stayed until June 3, 2002.

               The Company and the individual defendants have reached a settlement agreement with lead counsel to the plaintiffs in the lead Tennessee state shareholder derivative action. The agreement includes a payment to the Company from a portion of the proceeds of the Company's director and officer liability insurance policies as well as certain corporate governance and internal control enhancements. Pursuant to the terms of such agreement, the Company anticipates that all of the stayed cases, including the federal derivative cases described above, will be dismissed with prejudice by the courts in which they are pending. Such agreement is subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval. If the settlement agreement is approved, the Company expects that it will result in a net payment to the Company, after attorneys' fees payable to the plaintiffs' counsel, of approximately $24.8 million, which has not been accrued in the Company's financial statements.

               The Company believes that it has substantial defenses to the purported class action and the derivative lawsuits and intends to assert these defenses in the courts in which the actions are pending in the event the settlement agreements referred to above do not successfully resolve these matters. These cases are at an early stage and the amount of potential loss, if any, should the settlement agreements not become effective cannot be reasonably estimated. An unfavorable outcome for the Company in these actions could have a material adverse impact on the Company's financial position and results of operations.

               The Company has been notified that the SEC is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001 announcement. The Company is cooperating with this investigation by providing documents and other information to the SEC.

Overall Business Strategy

               Dollar General's mission statement is "A Better Life for Everyone!" To carry out this mission, the Company has developed a business strategy that focuses on providing its customers with a focused assortment of consumable basic merchandise in a convenient, small-store format.

               Our Customers. The Company serves the consumable basics needs of customers primarily in the low- and middle-income brackets, and customers on fixed incomes. Research performed by an outside service on behalf of the Company in the Spring of 2001 indicated that approximately 55% of its customers live in households earning less than $30,000 a year, and approximately 36% earn less than $20,000. The Company's merchandising and operating strategies are designed to meet the consumable basics needs of the consumers in this group.

               Our Stores. The average Dollar General store has approximately 6,700 selling square feet and serves customers whose homes are usually located within three to five miles of the store. Most stores are in small towns with populations of fewer than 20,000. The Company believes that its target customers prefer the convenience of a small, neighborhood store. As the discount store industry continues to move toward larger, "super-center" type stores, which are often built outside of towns, the Company believes that Dollar General's convenient discount store format will continue to attract customers and provide the Company with a competitive advantage.

               Our Merchandise. The Company is committed to offering a focused assortment of quality, consumable basic merchandise in a number of core categories, such as health and beauty aids, packaged food products, home cleaning supplies, housewares, stationery, seasonal goods, basic apparel and domestics. Because the Company offers a focused assortment of consumable basic merchandise, customers are able to shop at Dollar General stores for their everyday household needs. In 2000, the average customer transaction was $8.27.

               Our Prices. The Company distributes quality, consumable basic merchandise at everyday low prices. The Company's strategy of a low-cost operating structure and a focused assortment of merchandise is designed to allow the Company to offer quality merchandise at highly competitive prices. As part of this strategy, the Company emphasizes even-dollar price points. The majority of the Company's products are priced at $10 or less, with approximately 33% of the products priced at $1 or less. The most expensive items are generally priced around $35.

               Our Cost Controls. The Company places an emphasis on aggressively managing its overhead cost structure. Additionally, the Company seeks to locate stores in neighborhoods where rental and operating costs are low. The Company attempts to control operating costs by implementing new technology where feasible. Examples of this strategy in fiscal 2000 and 2001 include new IBM registers designed to capture payroll information and monitor employee productivity, new handheld store inventory ordering technology which should result in lower inventory handling and carrying costs, and the introduction of a new sales audit product which identifies register procedure violations by providing transactional information about cashier activities.

Growth Strategy

               The Company has experienced a rapid rate of expansion in recent years, increasing its number of stores from 2,059 as of January 31, 1995, to 5,562 as of December 14, 2001. In addition to growth from new store openings, the Company recorded same-store sales increases of 0.9%, 6.4% and 8.3% in 2000, 1999 and 1998, respectively. Management will continue to seek to grow the Company's business. The

Company believes this growth will come from a combination of new store openings, infrastructure investments and merchandising initiatives.

               New Store Growth. Management believes that the Company's convenient, small-store format is adaptable to small towns and neighborhoods throughout the country. The Company currently serves more than 3,000 communities with populations of fewer than 20,000. The Company intends to continue to focus on small towns and neighborhoods within its existing market area where management believes the Company has the potential to expand its store base. By opening new stores in its existing market area, the Company takes advantage of brand awareness and maximizes its operating efficiencies.

               In addition, the Company expects to explore the potential for expansion into new geographic markets as opportunities present themselves. Specifically, in 2001 the Company opened its first stores in New York and New Jersey. As of December 14, 2001, the Company had 49 stores in New York, and eight stores in New Jersey. Consistent with its strategy, the Company is focusing its efforts in these states on small communities.

               In 2000, 1999 and 1998, the Company opened 758, 646 and 551 new stores, and remodeled or relocated 237, 409 and 351 stores, respectively. In 2001, the Company currently plans to open approximately 600 new stores, close 50 to 60 stores, and remodel or relocate approximately 70 stores.

               Infrastructure Investments. In recent years, the Company has made significant investments in its distribution network and management information systems. In August 2000, the Company opened a 1.0 million square-foot distribution center ("DC") in Alachua, Florida, and in April 2001, the Company opened a 1.2 million square-foot DC in Zanesville, Ohio. Subsequent to the DC opening in Alachua, Florida the Company closed a DC in Homerville, Georgia. In addition, the Company closed a DC in Villa Rica, Georgia that had only served new stores. As a result of these openings and closings, the Company has seven distribution centers located throughout the southeastern and midwestern United States. Of these seven DCs, four were opened between 1998 and 2001 - Alachua, Florida; Zanesville, Ohio; Indianola, Mississippi; and Fulton, Missouri. The remaining three DCs are located in Ardmore, Oklahoma; Scottsville, Kentucky;
and South Boston, Virginia. These significant investments in distribution were the result of the Company's strategy to reduce transportation expenses and effectively support the Company's growth. Each DC, on average, services 800 stores with an average distance per delivery of approximately 220 miles.

               Recent investments in technology include a new merchandise planning system designed to assist our merchants with their purchasing and store allocation decisions (2001 and 2002); satellite technology that provides faster check authorization and improves communications between the stores and the corporate office (2001 and 2002); new handheld store-ordering technology to improve the accuracy of store orders (2000 and 2001); new flatbed scanners to increase checkout speed and scanning accuracy (2000); new IBM registers that capture payroll data and monitor employee productivity (2000, 2001 and 2002);

an automated distribution center replenishment system to reduce inventory safety stocks (2000); and the introduction of the Manugistics transportation management system, which optimizes truck routes and backhaul opportunities (1998 and 1999).

               Merchandising Initiatives. The Company's merchandising initiatives are designed to promote same-store sales increases. In 2000, the Company modified its merchandise mix by discontinuing approximately 850 slow-performing items and adding approximately 600 new items. The Company also added soft drink coolers in all of its stores and continued to introduce promotional items, representing less than 5% of total net sales in 2000. The Company will continue to evaluate the performance of its merchandise mix and make changes where appropriate.

Merchandise

               Dollar General stores offer a focused assortment of quality, consumable basic merchandise in a number of core categories. The Company separates its merchandise into the following four divisions for internal reporting purposes: (1) highly consumable, (2) hardware and seasonal, (3) basic clothing, and (4) home products.

               Since 1997, the Company has increased its emphasis on the highly consumable division by adding items in the food, paper, household chemicals, and health and beauty care categories. During the same period, the Company has reduced its emphasis on the home products division by eliminating items such as bath mats, area rugs and bath towels. In 1998, the Company introduced approximately 400 new stock-keeping units ("SKUs") of family-oriented, basic apparel including items such as jeans, khakis, T-shirts and knit shirts for men, women and children at prices of $10 or less. As of December 14, 2001, the Company continues to carry approximately half of those SKUs, which the Company considers a part of its core apparel program.

               The percentage of total sales of each of the four divisions tracked by the Company is as follows: in 2000 total sales consisted of 55.3% highly consumables, 15.5% hardware and seasonal, 12.2% basic clothing and 17.0% home products; in 1999 total sales consisted of 51.3% highly consumables, 16.5% hardware and seasonal, 12.4% basic clothing and 19.8% home products; and in 1998 total sales consisted of 42.3% highly consumables, 18.8% hardware and seasonal, 12.2% basic clothing and 26.7% home products. Of the four divisions, the hardware and seasonal division typically records the highest gross profit rate and the highly consumables division typically records the lowest gross profit rate.

               The Company purchases its merchandise from a wide variety of suppliers. No supplier accounted for more than 13% of the Company's purchases in 2000. Approximately 12% of the Company's purchases in 2000 were imported.

               The Company does not run weekly advertising circulars but does advertise to support new store openings. Advertising expenses are less than 1% of sales.

               The Company maintains approximately 3,500 core SKUs per store. The Company's average customer purchase in 2000 was $8.27. The average number of items in each customer purchase was 5.8, and the average price of each purchased item was $1.42.

               As indicated in Note 4 to the Consolidated Financial Statements, the Company believes that it has certain excess inventory that will require a markdown to assist with its disposition. Accordingly, the Company recorded a markdown which had the impact of reducing inventory at cost at February 2, 2001, and increasing cost of goods sold in the fourth quarter of 2000 by approximately $21.5 million. The Company believes that this markdown will be adequate to ensure the sale of the excess inventory during fiscal years 2001 and 2002. However, there can be no assurance that the Company will be able to sell all of this inventory by the end of 2002 without a further markdown. The Company moved $116.0 million of inventory out of current assets at February 2, 2001, that it does not expect to sell during 2001.

               The Company's business is modestly seasonal in nature. The only extended seasonal increase in business that the Company experiences is the Christmas selling season. During the Christmas selling season, the Company carries merchandise that it does not carry during the rest of the year such as gift sets, trim-a-tree, certain baking items, and a broader assortment of toys and candy. In 2000, 1999 and 1998 the fourth quarter generated 32%, 30% and 31% of the Company's total annual revenues, respectively. Although all four of the Company's divisions experienced their highest sales in the fourth quarter, the hardware and seasonal division had the largest increases.

The Dollar General Store

               The typical Dollar General store has approximately 6,700 square feet of selling space and is operated by a manager, an assistant manager and two or more sales clerks. Most stores are in small towns with populations of fewer than 20,000. As of December 14, 2001, approximately 58% of stores were located in strip shopping centers, 38% were freestanding buildings and less than 4% were in downtown store buildings. The Company generally has not encountered difficulty locating suitable store sites in the past, and management does not currently anticipate experiencing material difficulty in finding suitable locations at favorable rents.

               The Company's recent store growth is summarized in the following table:

               Stores at                                    Net
               Beginning        Stores        Stores       Store      Stores at
   Year         of Year         Opened        Closed     Increase     Year End
--------------------------------------------------------------------------------
   1998         3,169            551           33          518         3,687
   1999         3,687            646           39          607         4,294
   2000         4,294            758           52          706         5,000

               In 2001, the Company currently plans to open approximately 600 new stores, close 50 to 60 stores, and remodel or relocate approximately 70 stores. As of December 14, 2001, the Company operated 5,562 retail stores.

Employees

               As of February 2, 2001, the Company and its subsidiaries employed approximately 39,500 full-time and part-time employees, including divisional and regional managers, area managers, store managers, and DC and administrative personnel, compared with approximately 34,600 employees on January 28, 2000. The Company had approximately 45,000 employees, excluding temporary Christmas help, as of December 14, 2001. Management believes the Company's relationship with its employees is good.

Competition

               The Company is engaged in a highly competitive business. The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. Some of the nation's largest retail companies operate stores in areas where the Company operates. The Company's direct competitors in the dollar store retail categories include Family Dollar, Dollar Tree, Fred's and various local, independent operators. Competitors from other retail categories include CVS, Rite Aid, Walgreens, Eckerds, Wal-Mart and Kmart. Some of the Company's competitors from outside the dollar store segment are better capitalized than the Company.

               The dollar store category differentiates itself from other forms of retailing by offering consistently low prices in a convenient, small-store format. Recently conducted independent research indicates that the average dollar store customer visits a store approximately 90 times each year. The Company's prices are competitive because of its low cost operating structure and the relatively limited assortment of products offered. Labor and marketing expenses are minimized by not using circulars, limiting price points and relying on simple merchandise presentation. Occupancy expenses are typically low because the Company attempts to locate in second tier locations, either in small towns or in the neighborhoods of more urban areas where such expenses are low.

The Company believes that its limited assortment of products allows it to focus its purchasing efforts on fewer SKUs than other retailers, which helps keep the cost of goods low.

ITEM 2.        PROPERTIES

               As of February 2, 2001, the Company operated 5,000 retail stores located in 25 states. As of December 14, 2001, the Company operated 5,562 retail stores located in 27 states, as follows:


State                 Number of Stores         State            Number of Stores
--------------------------------------------------------------------------------
Alabama                      264               Missouri                256
Arkansas                     192               Nebraska                 60
Delaware                      19               New Jersey                8
Florida                      320               New York                 49
Georgia                      308               North Carolina          286
Illinois                     239               Ohio                    302
Indiana                      240               Oklahoma                224
Iowa                         125               Pennsylvania            284
Kansas                       140               South Carolina          202
Kentucky                     236               Tennessee               312
Louisiana                    193               Texas                   715
Maryland                      56               Virginia                216
Michigan                      54               West Virginia           110
Mississippi                  152

               Substantially, all of the Company's stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. In 2000, the Company's aggregate store rental expense averaged $4.77 per square foot of selling space. The Company's policy is to negotiate low-cost, short-term leases (usually with initial or primary terms of three to five years) with multiple renewal options when available.

               The Company's DCs serve Dollar General stores as described in the following table:

                                     As of December 14, 2001
                                     -----------------------     Approximate
                            Year       Approximate Square      Number of Stores
Location                   Opened            Footage                Served
-------------------------------------------------------------------------------
Scottsville, Kentucky       1959             720,000                  814
Ardmore, Oklahoma           1994           1,200,000                  972
South Boston, Virginia      1997           1,210,000                  915
Indianola, Mississippi      1998             820,000                  618
Fulton, Missouri            1999           1,150,000                  793
Alachua, Florida            2000             980,000                  714
Zanesville, Ohio            2001           1,170,000                  736
-------------------------------------------------------------------------------

               The Company owns the DC located in Scottsville, Kentucky and leases all of its other DCs. The Company opened its Zanesville, Ohio DC in April of 2001. The Company's executive offices are located in approximately 302,000 square feet of leased space in Goodlettsville, Tennessee.

ITEM 3.        LEGAL PROCEEDINGS

Restatement-Related Proceedings

               Following the April 30, 2001, announcement discussed above, more than 20 purported class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws. These lawsuits have been consolidated into a single action pending in the United States District Court for the Middle District of Tennessee. On July 17, 2001, the court entered an order appointing the Florida State Board of Administration and the Teachers' Retirement System of Louisiana as lead plaintiffs and the law firms of Entwistle & Cappucci LLP, Milberg Weiss Bershad Hynes & Lerach LLP and Grant & Eisenhofer, P.A. as co-lead counsel. On January 3, 2002, the lead plaintiffs filed an amended consolidated class action complaint purporting to name as plaintiffs a class of persons who held or purchased the Company's securities and related derivative securities between May 12, 1998, and September 21, 2001. Among other things, plaintiffs have alleged that the Company and certain of its current and former officers and directors made misrepresentations concerning the Company's financial results in the Company's filings with the Securities and Exchange Commission and in various press releases and other public statements. The plaintiffs seek damages with interest, costs and such other relief as the court deems proper.

               The Company has reached a settlement agreement with the purported class action plaintiffs, pursuant to which the Company has agreed to pay $140 million to such plaintiffs in settlement for their claims, and to implement certain enhancements to its corporate governance and internal control procedures. Such agreement is subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval. Following the completion of confirmatory discovery, plaintiffs have the right under the settlement agreement to amend their complaint further to increase the size of the class, and to negotiate with the Company for additional damages, the aggregate amount of all damages to be paid in settlement of plaintiffs' claims not to exceed $162 million. The Company expects that following the completion of such confirmatory discovery, the plaintiffs will amend their complaint and seek aggregate damages of $162 million. The Company has accordingly recognized an expense of $162 million in the fourth quarter of 2000. The Company expects to receive from its insurers approximately $4.5 million in respect of the class action settlement, which amount has not been accrued in the Company's financial statements.

               In addition, six purported shareholder derivative lawsuits have been filed in Tennessee State Court against certain current and former Company directors and officers and Deloitte & Touche LLP, the Company's former independent accountant. The Company is named as a nominal defendant in the actions, which seek restitution and/or compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such further relief as the court deems proper. By order entered October 31, 2001, the court appointed Michael Dixon, Jr., Carolinas Electrical Workers Retirement Fund and Thomas Dewey, plaintiffs in one of the six filed cases, as lead plaintiffs and the law firms of Branstetter, Kilgore Stranch & Jennings and Stanley, Mandel & Iola as lead counsel. In the same order, the court stayed the remaining cases pending completion of the lead case. Among other things, the plaintiffs allege that certain current and former Company directors and officers breached their fiduciary duties to the Company and that Deloitte & Touche aided and abetted those breaches and was negligent in its service as the Company's independent accountant. During August and September 2001, the Company moved to dismiss all six cases for failure to make a pre-suit demand on the Board of Directors and, in the alternative, requested that the court stay the actions pending the completion of an investigation into the allegations in the complaints by the Shareholder Derivative Claim Review Committee of the Company's Board of Directors. The lead plaintiffs filed an opposition to this motion on October 2, 2001. A hearing on the motion has not yet been scheduled.

               Two purported shareholder derivative lawsuits also have been filed in the United States District Court for the Middle District of Tennessee against certain current and former Company directors and officers alleging that they breached their fiduciary duties to the Company. The Company is named as a nominal defendant in these actions, which seek declaratory relief, compensatory and punitive damages, costs and such further relief as the court deems proper. By motion filed on September 28, 2001, the Company requested that the federal court abstain from exercising jurisdiction over the purported shareholder derivative actions in deference to the pending state court actions. By agreement of the parties and court order dated December 3, 2001, the case has been stayed until June 3, 2002.

               The Company and the individual defendants have reached a settlement agreement with lead counsel to the plaintiffs in the lead Tennessee state shareholder derivative action. The agreement includes a payment to the Company from a portion of the proceeds of the Company's director and officer liability insurance policies as well as certain corporate governance and internal control enhancements. Pursuant to the terms of such agreement, the Company anticipates that all of the stayed cases, including the federal derivative cases described above, will be dismissed with prejudice by the courts in which they are pending. Such agreement is subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval. If the settlement agreement is approved, the Company expects that it will result in a net payment to the Company, after attorneys' fees payable to the plaintiffs' counsel, of approximately $24.8 million, which has not been accrued in the Company's financial statements.

               The Company believes that it has substantial defenses to the purported class action and the derivative lawsuits and intends to assert these defenses in the courts in which the actions are pending in the event the settlement agreements referred to above do not successfully resolve these matters. These cases are at an early stage and the amount of potential loss, if any, should the settlement agreements not become effective cannot be reasonably estimated. An unfavorable outcome for the Company in these actions could have a material adverse impact on the Company's financial position and results of operations.

               The Company has been notified that the SEC is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001, announcement. The Company is cooperating with this investigation by providing documents and other information to the SEC.

Other Litigation

               The Company was involved in other litigation, investigations of a routine nature and various legal matters during 2000, which were and are being defended and otherwise handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they have not had and will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to shareholders during the quarter ended February 2, 2001, or during the first three quarters of fiscal year 2001.

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

               The Company's common stock is traded on the New York Stock Exchange under the symbol "DG." The following table sets forth the range of the high and low closing prices of the Company's common stock during each quarter in 2000 and 1999, as reported on the New York Stock Exchange, together with dividends. All numbers have been restated to reflect common stock splits.


                                      First            Second               Third             Fourth
2000                                 Quarter           Quarter             Quarter            Quarter
-------------------------------------------------------------------------------------------------------
    High                           $    21.80         $    21.44          $    23.06         $   19.81
    Low                            $    14.65         $    16.31          $    14.75         $   13.50
    Dividends                      $      .026        $      .032         $      .032        $     .032

                                      First              Second              Third             Fourth
1999                                 Quarter            Quarter             Quarter            Quarter
-------------------------------------------------------------------------------------------------------
    High                           $    23.68         $    24.65          $    25.80         $   21.70
    Low                            $    15.84         $    21.20          $    18.60         $   16.65
    Dividends                      $      .021        $      .026         $      .026        $     .026


               The Company's stock price at the close of the market on December 14, 2001, was $13.90.

               There were approximately 12,400 shareholders of record of the Company's common stock as of December 14, 2001. The Company has paid cash dividends on its common stock since 1975. The Board of Directors regularly reviews the Company's dividend plans to ensure that they are consistent with the Company's earnings performance, financial condition, need for capital and other relevant factors. The Company did not sell any of its equity securities during 2000 without registration under the Securities Act of 1933, as amended.

ITEM 6.        SELECTED FINANCIAL DATA*

         (In thousands except per share and operating data, as restated)

                                                     February 2, 2001
                                                      (53-week year)     January 28, 2000  January 29, 1999
-----------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Net sales                                               $ 4,550,571        $ 3,887,964         $ 3,220,989
Gross profit                                            $ 1,250,903        $ 1,093,498         $   892,519
Litigation settlement expense                           $   162,000
Income before income taxes                              $   108,647        $   294,697         $   239,009
Net income                                              $    70,642        $   186,673         $   150,934
Net income as a % of sales                                      1.6%               4.8%                4.7%
-----------------------------------------------------------------------------------------------------------
PER SHARE RESULTS:
Diluted earnings per share (a)                          $      0.21        $      0.55         $      0.45
Basic earnings per share (a)                            $      0.21        $      0.61         $      0.53
-----------------------------------------------------------------------------------------------------------
Cash dividends per share of common stock (a)            $      0.12        $      0.10         $      0.08

Weighted average diluted shares (a)                         333,858            337,904             335,763
-----------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Assets                                                  $ 2,282,462        $ 1,923,628         $ 1,376,012
Long-term obligations                                   $   720,764        $   514,362         $   221,694
Shareholders' equity                                    $   861,763        $   845,353         $   674,406
Return on average assets                                        3.4%              11.3%               12.9%
Return on average equity                                        8.3%              24.6%               24.4%
-----------------------------------------------------------------------------------------------------------
OPERATING DATA:
Retail stores at end of period                                5,000              4,294               3,687
Year-end selling square feet                             33,871,000         28,655,000          23,719,000
Highly consumable sales                                          55%                51%                 42%
Hardware and seasonal sales                                      16%                17%                 19%
Basic clothing sales                                             12%                12%                 12%
Home products sales                                              17%                20%                 27%
-----------------------------------------------------------------------------------------------------------

(a)   As adjusted to give retroactive effect to all common stock splits.

* The Company has determined, in light of the substantial time, effort and expense required since April of 2001 to prepare and audit its restated financial statements for fiscal 2000, 1999 and 1998, that unreasonable further effort and expense would be required to conduct a similar process to restate its previously released financial data for fiscal 1997 and 1996. Such financial data have not been restated and should not be relied upon. For a further discussion of the Company's restatement of its financial statements, see Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

               Accounting Periods. The following text contains references to years 2001, 2000, 1999 and 1998, which represent fiscal years ending or ended February 1, 2002, February 2, 2001, January 28, 2000 and January 29, 1999, respectively. There were 53 weeks in the fiscal year ended February 2, 2001. There were 52 weeks in the fiscal years ended January 28, 2000 and January 29, 1999. There will be 52 weeks in the fiscal year ended February 1, 2002. This discussion and analysis should be read with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto.

               Overview of 2000. During 2000, Dollar General increased its net sales by 17.0%, primarily as a result of its continued rapid pace of new store openings. From 1998 through 2000, the Company had a compound annual net sales growth rate of 18.9%. Same-store sales increased 0.9% in 2000, as compared with increases of 6.4% and 8.3% in 1999 and 1998, respectively.

               As discussed further below, management believes that the Company's operating performance in 2000 was negatively impacted by out-of-stock conditions resulting from an extensive system-wide store retrofit program and changes in the store merchandise ordering process. In addition, the Company's performance may have been impacted by changes in general economic conditions.

               The year 2000 marked the thirteenth consecutive year that the Company increased its total number of store units. The Company opened 758 new stores in 2000, compared with 646 in 1999 and 551 in 1998, and remodeled or relocated 237 stores, compared with 409 in 1999 and 351 in 1998. During the last three years, the Company has opened, remodeled or relocated 2,952 stores, accounting for approximately 60% of the total stores as of February 2, 2001. The Company ended fiscal 2000 with 5,000 stores. The Company currently plans to open approximately 600 new stores and close 50 to 60 stores in 2001, and to remodel or relocate approximately 70 stores. The Company will continue to focus on opening new stores in towns with populations of 20,000 or fewer and within 250 miles of its DCs. The Company expects its new stores to be subject to operating lease arrangements. Capital expenditures related to new store openings will be financed through a combination of operating cash flow and credit facilities.

               In 2000, new stores, remodels and relocations, net of 52 closed stores, added an aggregate of approximately 5 million selling square feet to the Company's total sales space. As a result, the Company had an aggregate of approximately 34 million selling square feet at the end of the year. The average new store opened in 2000 had approximately 6,900 selling square feet compared to approximately 7,200 selling square feet for new stores opened in 1999.

               In 1998, the Company introduced a preferred development program to support continued new store growth. This program enabled the Company to partner with development firms to build stores in markets where existing, acceptable retail space was not available. The Company opened 163 new stores through this program in 2000, compared with 141 new stores in 1999 and 52 new stores in 1998. In 2001, as the Company expands into new markets, management expects to meet store growth needs primarily through conventional leases.

               In the third quarter of 2000, the Company opened a new DC with dual sortation capacity in Alachua, Florida and closed a DC in Homerville, Georgia. The Company also closed a DC in Villa Rica, Georgia that had been dedicated to supplying new stores and prepared the existing DCs to support new store growth in 2001. In 2000, the Company implemented a new inventory management system and focused on improving inventory processes in all DCs. This allowed the Company to increase its DC inventory turns from 11 in 1999 to 14 in 2000, a 27% increase. Continuing to support the growing store base and in an effort to improve distribution efficiencies, the Company opened its seventh DC in Zanesville, Ohio in April of 2001.

               Store investment and infrastructure upgrades were priorities in 2000. New flatbed scanners were installed in all stores, and new IBM registers and checkouts were installed in approximately 2,600 stores. By the end of 2001, management expects to have the systems to support perpetual inventories in approximately 4,800 stores and expects to establish perpetual inventories in approximately 500 stores. Management expects to have the systems to support perpetual inventories in all stores by the end of 2002. A perpetual inventory allows the Company to track store level inventory at the SKU level, which should result in better inventory management. Additionally, management expects to enhance store communications and improve customer service by installing satellite communications technology in 2,500 stores in 2001, and in all stores by the end of 2002.

Restatement of Financial Statements

               On April 30, 2001, the Company announced that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1999 and 1998, and to restate the unaudited financial information for the fiscal year 2000 that had been previously released by the Company. The Audit Committee of the Board of Directors promptly assumed oversight of the Company's response to the accounting issues and commenced an independent review of these accounting issues to prepare the Committee for its role in reviewing the restated financial statements, assisted by the law firm of Dechert, Price and Rhoads and the independent accounting firm Arthur Andersen, LLP. The Company further announced on June 7, 2001, that its Chairman and Chief Executive Officer had directed the Company's financial staff and its outside professional consultants to review the Company's reporting, record keeping, accounting and internal control policies and practices, and that until such review had been concluded, the Company would not be in a position to update its prior financial guidance. The Company's financial staff conducted its review of these issues with the assistance of the Company's outside counsel, Debevoise & Plimpton, and accounting consultants from KPMG LLP.

               Consistent with the activities of the Audit Committee and the Company's review of its financial statements for the 1998, 1999 and 2000 fiscal years, the Company is restating by means of this filing its audited financial statements for fiscal years 1999 and 1998, and is filing herewith its audited financial results for fiscal year 2000, which restate the unaudited financial information for the fiscal year 2000 that had been previously released by the Company. The Company's previously released financial data should not be relied upon.

               Restated net income and diluted earnings per share for 2000 are $70.6 million and $0.21, respectively, as compared to the $206.0 million and $0.62 previously reported. The restated results for 2000 include a pre-tax expense of $162.0 million to settle the Company's restatement-related litigation described below. Excluding the litigation settlement expense, restated net income and diluted earnings per share for 2000 are $169.6 million and $0.51, respectively. Restated net income totaled $186.7 million in fiscal 1999 and $150.9 million in fiscal 1998, equaling diluted earnings per share of $0.55 and $0.45, respectively. The Company originally reported, prior to the restatement, net income of $219.4 million in fiscal 1999 and $182.0 million in fiscal 1998, equaling diluted earnings per share for those periods of $0.65 and $0.54, respectively.

               The issues for restatement, excluding the litigation settlement expense, can be broken down into four general categories: (i) items impacting the cost of goods sold that were recorded incorrectly and/or that reflect more accurate estimates, (ii) selling, general and administrative ("SG&A") expenses that were either incurred but not accrued, or recorded incorrectly, (iii) additional interest expense required as a result of restating certain operating leases as capital leases and financing obligations, and the addition of capital lease and financing obligation liabilities to the Company's balance sheets, and
(iv) changes to the Company's income tax provision to correct errors.

               Set forth below is a more detailed description of the four general categories of issues identified and corrected and the earnings per share impact of such items over the three-year period of 2000, 1999 and 1998:

               Cost of Goods Sold. The Company has reduced its diluted earnings per share by $0.05 over the three-year period to correct items impacting the cost of goods sold that were recorded incorrectly and/or that reflect more accurate estimates. Examples of items that fall into this category include the provision for inventory shrinkage, certain expenses associated with the Company's import program, the markdown to facilitate the sale of excess inventory, certain vendor allowances for new store openings, the accounting treatment of markdowns to remove damaged merchandise from stock, and a provision for uncollectible vendor charge backs. The item with the largest impact on the restatement affecting cost of goods sold is the recalculation of the shrinkage provision, which reduced diluted earnings per share by $0.04 over the three-year restatement period. The restatement of cost of goods sold reduced diluted earnings per share by $0.01, $0.01 and $0.03 in 2000, 1999 and 1998, respectively.


               Selling, General & Administrative Expenses. The Company has reduced its diluted earnings per share by $0.11 over the three-year period to record correctly expenses that were either incurred but not accrued, or recorded incorrectly. Prior to this restatement, the Company recorded certain expenses when it processed payment as opposed to when the activity was actually undertaken. Expense items that fall into this category reduced diluted earnings per share by $0.02 over the three-year period and include, among other items, property taxes, rent, supplies, trash removal, advertising costs, maintenance costs and utilities. A partial list of expenses that were recorded incorrectly includes the depreciation expense on certain older cash registers, the rent and depreciation expense associated with certain leases restated from operating lease classification to capital lease classification, certain store labor costs and supplies that were capitalized when they should have been expensed, the impairment of a closed distribution center, compensation expense related to the use of stock options for excess tax withholding, and various expenses that were charged against unrelated liability accounts as opposed to being categorized as SG&A expenses. The restatement of SG&A expenses reduced diluted earnings per share by $0.02, $0.05 and $0.04 in 2000, 1999 and 1998, respectively.


               Interest Expense. The Company has reduced its diluted earnings per share by $0.11 over the three-year period to correctly record additional interest expense required as a result of restating certain operating leases as capital leases or as financing obligations. As part of the restatement process, the Company examined its accounting practices with regard to certain synthetic lease facilities entered into in 1997 and 1999 with respect to its use and occupancy of certain real property, including approximately 400 stores, two of the Company's distribution centers and the Company's corporate headquarters in Goodlettsville, Tennessee. The Company determined that the synthetic leases did not meet the Statement of Financial Accounting Standards ("SFAS") No. 13 requirements for operating lease treatment due primarily to the current assumption that the Company would incur a penalty, as defined in SFAS No. 98, if it did not renew the leases. Additionally, the Company identified four sale-leaseback transactions that were incorrectly classified exclusively as operating leases. Two of these transactions have now been recorded as financing obligations, while the equipment portion of the other two transactions have been accounted for as capital leases. Increases in interest expense as a result of the various lease classification changes reduced diluted earnings per share by $0.06, $0.04 and $0.01 in 2000, 1999 and 1998, respectively. As of February 2, 2001, January 28, 2000, and January 29, 1999, the Company added various long-term obligations to its consolidated balance sheets of $511.0 million, $513.8 million, and $175.7 million, respectively.

               Tax Provision. The Company has reduced its diluted earnings per share by $0.02 over the three-year period to correct errors in the Company's tax provision. The Company's effective tax rate before the restatement was 36.2% in 2000, 36.2% in 1999, and 35.2% in 1998. The Company's effective tax rate on a restated basis, excluding the impact of the litigation settlement expense, is 37.3% in 2000, 36.7% in 1999 and 36.9% in 1998. Issues contributing to the increase in the effective tax rate include a change in the calculation of the Company's deferred tax liability from a consolidated calculation to a calculation by individual entity in accordance with SFAS No. 109; a change in the computation of the income tax benefit allocated to additional paid-in capital related to the exercise of non-qualified stock options; the correction of a duplicate deduction related to inventory on a prior income tax return; the correction of the Company's current income tax liability which had been improperly reduced for amounts paid relating to professional fees, interest and certain penalties; and increases to income tax-related accrued liabilities. The restatement of the Company's income tax provision reduced diluted earnings per share, excluding the impact of the litigation settlement expense, by $0.01 in 2000 and $0.01 in 1998. A tax rate of 38.9% was applied in 2000 against the $162.0 million litigation settlement expense. Including the impact of the litigation settlement expense, the restated effective tax rate in 2000 was 35.0%.

               In addition to the restatement of diluted earnings per share, the correction of many of these issues also required an adjustment to previously reported balance sheets. Please refer to Note 2 to the Consolidated Financial Statements for a schedule reconciling the various restatement-related adjustments with previously released data for 2000, 1999 and 1998.

Critical Accounting Policies

               As discussed in Note 1 to the Consolidated Financial Statements, inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out ("LIFO") method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.

               Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise. To reduce the potential of such distortions in the valuation of inventory from occurring, the Company's RIM utilizes 10 departments in which fairly homogenous classes of merchandise inventories having similar gross margins are grouped. In addition, failure to take markdowns currently can result in an overstatement of cost under the lower of cost or market principle. During fiscal 2000, the Company recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $21.5 million.

               Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Results of Operations

               The following discussion of the Company's financial performance is based on the Consolidated Financial Statements set forth herein.

               Net Sales. Net sales totaled $4.55 billion for 2000, $3.89 billion for 1999 and $3.22 billion for 1998, representing annual increases of 17.0% in 2000, 20.7% in 1999 and 22.6% in 1998. The increases resulted primarily from 706 net new stores and a same-store sales increase of 0.9% in 2000; 607 net new stores and a same-store sales increase of 6.4% in 1999; and 518 net new stores and a same-store sales increase of 8.3% in 1998.

               The Company believes that the lower same store sales increase in 2000 was due primarily to the disruptive effect of a comprehensive store reset program designed to improve the product mix and appearance of its stores, which affected the vast majority of the store base. This program, which commenced in May and concluded in August of 2000, involved adding items in faster turning categories such as food, paper products and health and beauty aids, and reducing the number of SKUs in the apparel and home products categories. In addition to these changes in the product mix, the reset involved moving center island fixtures and relocating within the store much of the existing inventory. The reset program also included widening store aisles in an effort to make the shopping experience more convenient for customers. The Company believes this program will ultimately lead to an improvement in sales per square foot. The implementation of the reset program, however, strained store labor resources and disrupted operations during the affected period. This disruption resulted in sporadic out-of-stock conditions, mostly in ancillary items such as mops and brooms, pet supplies, trash bags and domestics, from May 2000 through December 2000.

               Other factors that may have had an impact on the lower same store sales increase in 2000 include a change in store ordering procedures from a manual process to a new automated system relying on the scanning of shelf tags, which may have been an additional cause of the sporadic out-of-stock conditions experienced by the Company, and a general softening of economic conditions.

               The relatively strong same store sales increases in 1999 and 1998 were due primarily to the Company's ongoing shift in emphasis to the consumable basics segment of its business.

               The Company tracks its sales internally by four divisions: highly consumable, hardware and seasonal, basic clothing and home products. Total sales in the highly consumable department increased by 26.1%, 46.4% and 23.9% in 2000, 1999 and 1998, respectively. Total sales in the hardware and seasonal department increased by 10.2%, 6.0%, and 21.1% in 2000, 1999 and 1998, respectively. Total sales in the basic clothing department increased by 14.9%, 23.2% and 26.3% in 2000, 1999 and 1998, respectively. Total sales in the home products department experienced annual changes of 0.5%, (10.7)% and 20.0% in 2000, 1999 and 1998, respectively.

               Gross Profit. Gross profit for 2000 was $1.25 billion, or 27.5% of sales, compared with $1.09 billion, or 28.1% of sales in 1999 and $0.89 billion, or 27.7% of sales, in 1998. The decline in the gross profit rate in 2000 as compared to 1999 was due primarily to the $21.5 million effect of a markdown recorded in 2000. As described in Note 4 to the Consolidated Financial Statements (see Item 8), the Company believes that it has certain excess inventories that will require a markdown to assist with its disposition. The Company believes that this markdown will be adequate to ensure the sale of the excess inventory during fiscal years 2001 and 2002. However, there can be no assurance that the Company will be able to sell all of this inventory by the end of 2002 without marking down the inventory at issue in amounts exceeding the markdown recorded to date.

               The increase in the gross profit rate in 1999 as compared to 1998 is due primarily to a 62 basis point increase in the initial margin recognized on inventory purchases resulting, in part, from an increase in 1999 in the purchase of higher margin private label items and "price" brands, and a reduction in 1999 in the purchase of lower margin basic clothing items.

               Inventory shrinkage calculated at the retail value of the inventory, as a percentage of sales, was 2.80% in 2000, 2.62% in 1999 and 2.59% in 1998. The Company's goal is to maintain a shrink rate in the range of 1.75% to 2.00%. In 2001 the Company appointed approximately 25 financial control specialists to assist its stores with various shrinkage reduction efforts. These financial control specialists are focusing on activities such as investigating missing cash deposits and evaluating the processes in stores with consistently poor shrinkage results.

               Distribution and transportation costs increased by 16 basis points as a percentage of sales in 2000 as compared to 1999, and increased by 5 basis points in 1999 as compared to 1998. The increase in distribution and transportation costs as a percentage of sales is due in part to the additional fixed costs associated with the Fulton and Alachua distribution centers, which were opened in 1999 and 2000, respectively.

               Selling, General and Administrative Expense. Total SG&A expense as a percentage of net sales was 20.5% in 2000, compared with 19.9% in 1999 and 19.9% in 1998. SG&A expense for 2000 was $934.9 million, an increase of 21.0% compared to 1999. SG&A expense in 1999 was $772.9 million, an increase of 20.9% over the 1998 total of $639.5 million.

               The 66 basis point increase in SG&A expense as a percentage of net sales experienced in 2000 was due in part to the fact that store labor, store depreciation and amortization, and store utilities experienced annual increases of 22.9%, 44.4% and 27.8%, respectively, which were all in excess of the Company's sales increase of 17.0%. The increase in store labor as a percentage of sales was due principally to the additional hours required to complete the store reset program and the general weakness of same store sales. The increase in store depreciation and amortization expense as a percentage of sales was a result of the number of new stores subject to capital leases.

               Litigation Settlement Expense. The Company recorded $162.0 million in 2000 for the proposed settlement of the restatement-related litigation. See Note 2 to the Consolidated Financial Statements.

               Interest Expense. In 2000, interest expense was $45.4 million compared with $25.9 million in 1999 and $14.0 million in 1998. The increase in interest expense in 2000 resulted from the net addition of $213.6 million in various long-term obligations during 2000.

               The average daily total debt outstanding in 2000 was $710.3 million at an average interest rate of 7.2%. The increase in interest expense in 1999 resulted from the addition in 1999 of $293.8 million in various long-term obligations. The average daily total debt outstanding in 1999 was $454.0 million at an average interest rate of 6.0%. The average total debt outstanding in 1998 was $253.8 million at an average interest rate of 5.8%.

               Provision for Taxes on Income. The effective income tax rates for 2000, 1999 and 1998 were 35.0%, 36.7% and 36.9%, respectively. The reduction in the effective tax rate in 2000 was due to the 38.9% marginal tax rate applied against the litigation settlement expense. Excluding the tax impact of the litigation settlement expense, the effective tax rate in 2000 was 37.3%.

Liquidity and Capital Resources

               Capital Structure. The Company has accessed capital through public debt, bank financings, long-term leases and financing obligations. In 2000, the Company financed its short-term working capital needs through borrowings under the Company's $175 million revolving credit facility and seasonal bank lines of credit totaling $80 million at February 2, 2001. The revolving credit facility has two financial covenants, a fixed charge test and a leverage test. The leverage test was amended in 2000 to provide the Company with increased operating flexibility. As of December 14, 2001, the revolving credit facility was priced at LIBOR plus 102.5 basis points. As of February 2, 2001 the Company had no revolving or seasonal loans outstanding and was in compliance with the financial covenants under the revolving credit facility. As of December 14, 2001, the Company has not renewed its seasonal lines of credit. Until the restatement-related legal proceedings referred to previously and in Note 9 to the Consolidated Financial Statements are resolved, the Company may need waivers in order to draw on the revolving credit facility. The Company's total debt as of February 2, 2001, was $729.8 million, compared with $516.2 million as of January 28, 2000, and $222.4 million as of January 29, 1999.

               In June 2000, the Company issued $200 million of 8 5/8% notes to repay outstanding short-term borrowings and for general corporate purposes. The notes are unsecured and guaranteed by all of the Company's subsidiaries. The notes have certain restrictive covenants, including limitations on secured indebtedness and certain sale and leaseback transactions.

               As of February 2, 2001, the Company had $383 million outstanding under two synthetic lease facilities (the "Facilities") maturing in September 2002, one with $212 million in outstanding capital leases and the other with $171 million in outstanding capital leases. The leases allow for the use and occupancy of certain real property, including approximately 400 retail stores, two distribution centers and the Company's headquarters in Goodlettsville, Tennessee. The Company plans to purchase the properties from the lessor at the maturity of the Facilities. The Company is currently working on a plan to refinance the lease obligations. The Facilities have the same two financial covenants as the revolving credit facility, a fixed charge test and a leverage test. The facility with $212 million in outstanding capital leases is funded by a syndicate of financial institutions; borrowings under the facility were priced at LIBOR plus 102.5 basis points as of December 14, 2001. The pricing spread over LIBOR fluctuates based on the Company's debt ratings as published by the debt rating agencies. The Company's spread over LIBOR increased to 102.5 basis points from 15 basis points as part of the October 19, 2001, waiver and amendment as described below. The facility with $171 million in outstanding capital leases is funded by commercial paper issued at prevailing market rates by a commercial paper funding entity and is secured by a letter of credit facility.

               In June 2000, distribution centers in Indianola, Mississippi and Fulton, Missouri were purchased from the Facilities and sold in sale-leaseback transactions resulting in twenty-two year, triple net leases with renewal options for an additional thirty years. These were refinanced to bolster liquidity and diversify sources of funds.

               Throughout 2001, the Company obtained waivers from its lenders to, among other things, extend the requirement to deliver its audited 2000 financial statements, and unaudited 2001 quarterly financial statements, as a result of delays related to the restatement described herein. The Company executed waivers with its lenders under the Facilities and revolving credit facility on May 10, 2001, June 8, 2001, and July 27, 2001, a waiver and amendment on October 19, 2001, and waivers on December 28, 2001, and January 10, 2002. The June 8, 2001, waiver prohibited the Company from repurchasing its shares and limited its capital expenditures to $160 million for the period commencing on February 2, 2001, and concluding with the delivery of the restated financial statements. The October 19, 2001, amendment increased the pricing on the synthetic lease with $212 million in outstanding capital leases and the revolving credit facility from 15 basis points over LIBOR to 102.5 basis points over LIBOR, and accelerated the maturity of the second synthetic lease to September 2002 from June 2004. The Company executed waivers with the lenders under the Indianola, Mississippi and Fulton, Missouri distribution center leases on May 7, 2001, May 11, 2001, June 8, 2001, July 30, 2001, October 31, 2001,
December 31, 2001, and January 10, 2002. In addition, the Company executed waivers with the lenders under the Ardmore and South Boston distribution center leases on January 10, 2002, and the lender under the Company's airplane lease on December 21, 2001, and January 7, 2002. The Company paid a total of approximately $1.6 million in fees for all of the waivers and amendments.

               The Company has entered into a settlement agreement with the lead plaintiffs in the restatement-related class action lawsuits brought against the Company and its officers and directors. See Item 3 (Restatement-Related Proceedings), above. Such agreement, which is subject to confirmatory discovery, court approval and the consent of the Company's insurers, will require a disbursement by the Company, most likely in the second half of the 2002 fiscal year, of up to $162 million. The Company expects to fund such amounts out of operating cash flow, on-hand cash balances and the proceeds of insurance relating to the settlement of the class action and derivative litigation (see
Note 9 to the Consolidated Financial Statements).

               Cash Flow. In 2000, cash provided from operations, long-term financings and funds available under the Company's credit facilities provided the resources required to support operations, capital expenditures and working capital requirements. The Company's cash flows enabled it to repay all short-term borrowings under its credit facility prior to February 2, 2001. As of December 14, 2001, the Company has not needed to utilize its revolving credit facility and has not renewed its seasonal lines of credit. Until the restatement-related legal proceedings referred to previously and in Note 9 to the Consolidated Financial Statements are resolved, the Company may need a waiver in order to draw on the revolving credit facility.

               Net cash provided by operating activities for fiscal 2000 was $215.5 million, as compared to $196.7 million for fiscal 1999 and $173.7 million for fiscal 1998. Cash flow from operations for fiscal 2000 compared to fiscal 1999 increased by $18.8 million, due principally to a reduction in the amount of cash used to purchase inventory and an increase in accrued expenses and other. Cash flow from operations increased by $23.0 million in 1999 as compared to 1998, due principally to an increase in net income of $35.7 million in 1999.

               Net cash flows used in investing activities was $119.0 million in 2000 versus $139.0 million in 1999 and $143.2 million in 1998. Capital expenditures for 2000 totaled $216.6 million, compared with $142.1 million for 1999 and $143.4 million for 1998. The Company opened 758 new stores and relocated or remodeled 237 stores at a cost of $112.7 million in 2000, compared with opening 646 new stores and relocating or remodeling 409 stores at a cost of $72.7 million in 1999. The increase in 2000 in store-related capital expenditures was due principally to the construction of approximately 72 Company-owned stores. Capital expenditures for new, relocated and remodeled stores totaled $58.0 million during 1998.

               Distribution-related capital expenditures totaled $49.3 million in 2000, resulting primarily from costs associated with the new DCs in Alachua, Florida, and Zanesville, Ohio. In 1999, distribution-related expenditures totaled $43.2 million, resulting primarily from costs associated with the expansion of the Ardmore, Oklahoma DC and the purchase of new delivery trailers. In 1998, the Company spent $46.3 million, resulting primarily from costs associated with the expansion of the South Boston, Virginia DC and the purchase of new delivery trailers.

               Capital expenditures during 2001 are projected to be approximately $135 million. The Company anticipates funding its 2001 capital requirements with cash flow from operations.

               Net cash provided/(used) by financing activities was $11.0 million, $(30.6) million and $(20.8) million in fiscal 2000, 1999 and 1998, respectively. Cash provided in fiscal 2000 from financing activities reflected the $200 million of notes issued in June 2000, partially offset by the payment of $42.2 million of cash dividends, the repurchase of $63.0 million of common stock, and the repayment of $112.3 million of long-term obligations related primarily to two of the Company's DCs. Cash used in fiscal 1999 by financing activities reflected the repurchase of $50.8 million of common stock and the payment of $33.8 million of dividends, offset partially by $38.8 million of cash proceeds from the exercise of stock options. Cash used in financing activities in 1998 reflected the repurchase of $73.2 million of common stock, the payment of $26.7 million of dividends and net repayments of short-term borrowings, offset partially by $30.7 million of cash proceeds from the exercise of options and $72.3 million of proceeds from the financing of a distribution center.

               As noted above, in September 2002 the Company's synthetic leases, in the amount of $383 million, will mature and the Company's $175 million revolving credit facility will expire. The Company expects to refinance the synthetic lease obligations and to replace the revolving credit facility prior to such date. The Company may also have to fund during the second half of 2002 the settlement of the class action litigation in an amount of up to $162 million, as further discussed above. The Company believes that its existing cash balances, cash flow from operations and its ongoing access to the capital markets will provide sufficient financing to meet these obligations, as well as the Company's other foreseeable liquidity and capital resource needs. However, there can be no assurance that the Company will be able to obtain financing in the amounts that it requires or that the terms of such financing will be as attractive as the terms on which the Company has obtained financing in the past. Please refer to "Forward Looking Statements / Risk Factors" for a discussion of issues that could adversely impact the Company's financial position or its ability to obtain financing.

Effects of Inflation and Changing Prices

               The Company believes that inflation and/or deflation had a minimal impact on its overall operations during 2000, 1999 and 1998.

Accounting Pronouncements

               SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective February 3, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

               In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will apply the new accounting rules beginning February 2, 2002. The adoption of SFAS No. 141 and No. 142 will not have a material impact on the Company's financial position or results of operations.

               The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Company will adopt this statement on February 1, 2003. The Company believes the adoption of SFAS 143 will not have a material impact on its Consolidated Financial Statements.

               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt this statement on February 2, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company believes the adoption of SFAS No. 144 will not have a material impact on its Consolidated Financial Statements.

Forward Looking  Statements / Risk Factors

               This discussion and analysis contains historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties. These risks include, but are not limited to, the following:

               The Company's reputation and financial condition could be affected by the restatement. On April 30, 2001, the Company announced that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1998 and 1999, and to revise the unaudited financial information for the fiscal year 2000 that had been previously released by the Company. Following this announcement, more than 20 purported class action lawsuits have been filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws. These lawsuits have been consolidated into a single action pending in the United States District Court for the Middle District of Tennessee. In addition, six purported shareholder derivative lawsuits have been filed in Tennessee State Court against certain current and former Company directors and officers and Deloitte & Touche LLP, the Company's former independent accountant, and two purported shareholder derivative lawsuits have been filed in the United States District Court for the Middle District of Tennessee against certain current and former Company directors and officers alleging that they breached their fiduciary duties to the Company. The Company has also been notified that the SEC is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001, announcement.

               As discussed above, the Company has entered into settlement agreements with the purported class action plaintiffs and with the lead counsel in the lead shareholders derivative action. However, such settlement agreements are subject to conditions, including the completion of confirmatory due diligence and court approval. In the event that these settlement agreements do not become effective, the Company will incur additional significant expenditures in defending itself and the Company may be exposed to financial losses in excess of the amounts that the Company has agreed to pay in the settlement agreements. In addition, the publicity surrounding the litigation and the SEC investigation could affect the Company's reputation and have an impact on its financial condition.

               The Company's business is modestly seasonal with the highest sales occurring during the fourth quarter, and adverse events during the fourth quarter could therefore affect the Company's financial condition. The Company realizes a large portion of its net sales and net income during the Christmas selling season. In anticipation of the holidays, the Company purchases substantial amounts of seasonal inventory and hires many temporary employees. If for any reason the Company's net sales during the Christmas selling season were to fall below seasonal norms, a seasonal merchandise inventory imbalance could result. If such an imbalance were to occur, markdowns might be required to minimize this imbalance. The Company's profitability and operating results could be adversely affected by unbudgeted markdowns.

               Adverse weather conditions or other disruptions during the peak Christmas season could also affect the Company's net sales and could make it more difficult for the Company to obtain sufficient quantities of merchandise from its suppliers.

               Competition in the retail industry could limit the Company's growth opportunities and reduce its profitability. The Company competes in the discount retail merchandise business, which is highly competitive. This competitive environment subjects the Company to the risk of reduced profitability resulting from reduced margins required to maintain the Company's competitive position. The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. Some of the nation's largest retail companies operate stores in areas where the Company operates. The Company's direct competitors in the dollar store retail category include Family Dollar, Dollar Tree, Fred's and various local, independent operators. Competitors from other retail categories include CVS, Rite Aid, Walgreens, Eckerds, Wal-Mart and Kmart. The discount retail merchandise business is subject to excess capacity and some of the Company's competitors are much larger and have substantially greater resources than the Company. The competition for customers has intensified in recent years as larger competitors, such as Wal-Mart and Kmart, have moved into the Company's geographic markets. The Company remains vulnerable to the marketing power and high level of consumer recognition of these major national discount chains. The Company expects a further increase in competition from these national discount retailers.

               The Company's financial performance is sensitive to changes in overall economic conditions that may impact consumer spending. The general slowdown in the United States economy may adversely affect the spending of the Company's consumers, which would likely result in lower net sales than expected on a quarterly or annual basis. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, interest rates and tax rates, could also adversely affect the Company's business by reducing consumer spending or causing consumers to shift their spending to other products.

               The Company's business is dependent on its vendors. The Company believes that it has generally good relations with its vendors and that it is generally able to obtain attractive pricing and other terms from vendors. If the Company fails to maintain good relations with its vendors, it may not be able to obtain attractive pricing with the consequence that its net sales or profit margins would be reduced. The Company may also face difficulty in obtaining needed inventory from its vendors because of interruptions in production or for other reasons, which would adversely affect the Company's business.

               The efficient operation of the Company's business is heavily dependent on its information systems. As part of its technology update, the Company installed new flatbed scanners in all its stores and is in the process of installing new IBM registers and checkouts. The Company depends on a variety of other information technology systems for the efficient functioning of its business. The Company relies on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support the Company's business. The software programs supporting many of the Company's systems were licensed to the Company by independent software developers. The inability of these developers to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of the Company's operations if it were unable to convert to alternate systems in an efficient and timely manner.

               The Company is subject to interest rate risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a credit facility to fund working capital requirements, which is comprised of variable rate debt. See "Item 7A - Quantitative and Qualitative Disclosures About Market Risk."

               The Company is dependent upon the smooth functioning of its distribution network. The Company relies upon the ability to replenish depleted inventory through deliveries to its distribution centers from vendors, and from the distribution centers to its stores by various means of transportation, including shipments by air, sea and truck on the roads and highways of the United States. Long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service will adversely affect the Company's business.

               The Company is dependent on the continued availability of capital to support its business. As discussed above, in September 2002 the Company's synthetic leases, in the amount of $383 million, will mature and the Company's $175 million revolving credit facility will expire. The Company may also have to fund during the second half of 2002 the settlement of the class action litigation discussed above in an amount of up to $162 million. In addition, the Company will continue to need capital to support its plans for future growth. A decline in the Company's generation of cash flow or the inability of the Company to obtain financing from third parties would have a material adverse effect on the Company.

               On October 2, 2001, Standard & Poor's lowered the Company's corporate credit, senior unsecured debt and senior unsecured bank loan ratings from BBB+ to BBB-; as the date hereof, these ratings remain on CreditWatch with negative implications. On October 2, 2001, Moody's Investors Service, Inc. also lowered the Company's senior unsecured credit rating, from Baa2 to Ba1, which rating is on review for further possible downgrades. Credit ratings are generally used by investors to assess the ability of a company to meet its obligations. The downgrade in the Company's credit ratings may affect the Company's ability to obtain financing in the future, and will also affect the terms of any such financing.

               Moreover, in order to issue debt securities to the public, the Company will have to comply with the registration requirements of the Securities and Exchange Commission, including among other things the requirement that the Company disclose "Selected Financial Information" for a period of five fiscal years. This may require the Company to restate its financial statements for periods prior to the 1998 fiscal year. Unless and until it is able to do so, the Company will not be able to access the public capital markets and as a result will be limited to non-public sources of financing, which may result in increased costs, less favorable terms, and/or lesser availability than might be obtainable in the public capital markets.

               Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

               The Company is exposed to market risk primarily from adverse changes in interest rates. To minimize such risk, the Company may periodically use financial instruments, including derivatives. As a matter of policy, the Company does not buy or sell financial instruments for speculative or trading purposes and all financial instrument transactions must be authorized and executed pursuant to Board of Directors approval. All financial instrument positions taken by the Company are used to reduce risk by hedging an underlying economic exposure. Because of high correlation between the financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. The financial instruments used by the Company are straightforward instruments with liquid markets.

               The Company has cash flow exposure relating to variable interest rates, primarily associated with revolving and seasonal lines of credit and certain lease obligations, and seeks to manage this risk through the use of interest rate swaps. The primary interest rate exposure on variable rate obligations is based on the London Interbank Offered Rate ("LIBOR").

               At February 2, 2001, and January 28, 2000, the fair value of the Company's debt, excluding capital lease obligations, was estimated at approximately $295.9 million and $87.7 million, respectively, based on the estimated market value of the debt at those dates. Such fair value is less than the carrying value of the debt at February 2, 2001, and January 28, 2000, by approximately $0.7 million and $10.4 million, respectively.

               At February 2, 2001, the Company was party to an interest rate swap agreement with a notional amount of $100 million. The Company designated this agreement as a hedge of floating rate commitments relating to its synthetic lease agreements. Under the terms of the agreement, the Company will pay a fixed rate of 5.60% on the $100 million notional amount through September 1, 2002. The fair value of the interest rate swap agreement was $(0.4) million at February 2, 2001. The counterparty to the Company's interest rate swap agreement was a major financial institution. The Company is exposed to credit risk in the event of non-performance by such counterparty, the amount of which exposure is limited to the unpaid portion of amounts due to the Company pursuant to the interest rate swap agreement, if any. Although there are no collateral requirements if a downgrade in the credit rating of the counterparty occurs, the Company believes that its exposure is mitigated by provisions in the interest rate swap agreement that allow the Company to offset any amounts payable by the Company to the counterparty with any amounts due to the Company from the counterparty.

               At January 28, 2000, the Company was party to two interest rate swap agreements with notional amounts totaling $200 million. These agreements fixed the Company's floating rate commitments relating to a portion of its synthetic lease agreements. Under the terms of these agreements, the Company paid a weighted average fixed rate of 5.14% on the $200 million notional amount during fiscal years 1999 and 2000. The fair value of these agreements at January 28, 2000, was $3.1 million. As of that date the maturity date for both agreements was expected to occur in September 2002. In January 2001, the Company paid $0.2 million to terminate one of those interest rate swap agreements.

               In both 1999 and 2000, the Company recognized any differences paid or received on interest rate swap agreements as adjustments to interest expense.

               Based upon the Company's variable rate borrowing levels, a 1% change in interest rates would have resulted in a pre-tax fluctuation of approximately $1.6 million and $2.6 million, including the effects of interest rate swaps, in 1999 and 2000, respectively. In 2001, the Company does not anticipate this expense fluctuation to vary materially from the estimated impact in 2000.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                                                      January 28, 2000
                                                                                   February 2, 2001       (Restated)
                                                                                   ----------------    ----------------
ASSETS
Current assets:
      Cash and cash equivalents                                                       $  162,310          $   54,742
      Merchandise inventories                                                            896,235             952,432
      Deferred income taxes                                                               21,514              20,486
      Other current assets                                                                44,868              46,455
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                                             1,124,927           1,074,115
--------------------------------------------------------------------------------------------------------------------
Property and equipment, at cost:
      Land                                                                               119,410              91,491
      Buildings                                                                          286,476             250,919
      Furniture, fixtures and equipment                                                  823,234             651,656
      Construction in progress                                                           110,434             115,310
--------------------------------------------------------------------------------------------------------------------
                                                                                       1,339,554           1,109,376
      Less accumulated depreciation and amortization                                     366,460             271,987
--------------------------------------------------------------------------------------------------------------------
      Net property and equipment                                                         973,094             837,389
--------------------------------------------------------------------------------------------------------------------
Merchandise inventories                                                                  116,000                  --
--------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                     52,708                  --
--------------------------------------------------------------------------------------------------------------------
Other assets, net                                                                         15,733              12,124
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $2,282,462          $1,923,628
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term obligations                                        $    9,035          $    1,828
      Accounts payable                                                                   297,262             344,598
      Accrued expenses and other                                                         214,192             166,290
      Income taxes                                                                        17,446              26,991
--------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                          537,935             539,707
--------------------------------------------------------------------------------------------------------------------
Long-term obligations                                                                    720,764             514,362
--------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                         --              24,206
--------------------------------------------------------------------------------------------------------------------
Litigation settlement payable                                                            162,000                  --
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
      Series B junior participating preferred stock, stated value $0.50 per share;
               Shares authorized: 10,000,000; Issued:  None                                   --                  --
      Common stock, par value $.50 per share;
               Shares authorized: 500,000,000; Issued: 2000-331,292,000;
               1999-330,822,000                                                          165,646             165,411
      Additional paid-in capital                                                         283,925             229,906
      Retained earnings                                                                  414,318             450,036
--------------------------------------------------------------------------------------------------------------------
                                                                                         863,889             845,353
      Less common stock purchased by employee deferred compensation trust:
            2000-94,000; 1999-None                                                         2,126                  --
--------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                         861,763             845,353
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $2,282,462          $1,923,628
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in thousands except per share amounts)

                                                                    For the years ended
                                         -----------------------------------------------------------------------------
                                                                      January 28, 2000           January 29, 1999
                                            February 2, 2001            (Restated)                  (Restated)
                                         ----------------------   -----------------------   --------------------------
                                                         % of                      % of                       % of
                                                          Net                       Net                        Net
                                           Amount        Sales        Amount       Sales        Amount        Sales
----------------------------------------------------------------------------------------------------------------------
Net sales                                $4,550,571     100.00%     $3,887,964    100.00%     $3,220,989      100.00%
Cost of goods sold                        3,299,668      72.51       2,794,466     71.87       2,328,470       72.29
----------------------------------------------------------------------------------------------------------------------
Gross profit                              1,250,903      27.49       1,093,498     28.13         892,519       27.71
Selling, general and
  administrative                            934,899      20.54         772,928     19.88         639,534       19.86

Litigation settlement expense               162,000       3.56              --                        --
----------------------------------------------------------------------------------------------------------------------
Operating profit                            154,004       3.39         320,570      8.25         252,985        7.85
Interest expense                             45,357       1.00          25,873      0.67          13,976        0.43
----------------------------------------------------------------------------------------------------------------------
Income before taxes on income               108,647       2.39         294,697      7.58         239,009        7.42
Provisions for taxes on income               38,005        .84         108,024      2.78          88,075        2.73
----------------------------------------------------------------------------------------------------------------------
Net income                               $   70,642       1.55%     $  186,673      4.80%     $  150,934        4.69%
======================================================================================================================
Diluted earnings per share               $     0.21                 $     0.55                $     0.45
Weighted average diluted shares (000)       333,858                    337,904                   335,763
Basic earnings per share                 $     0.21                 $     0.61                $     0.53
======================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the years ended February 2, 2001, January 28, 2000, and January 29, 1999
                 (Dollars in thousands except per share amounts)


                                                                 Additional
                                 Preferred        Common          Paid-in         Retained        Treasury
                                   Stock           Stock          Capital         Earnings         Stock             Total
---------------------------------------------------------------------------------------------------------------------------
Balances, January 30, 1998
  (as previously reported)       $     858       $ 163,149       $ 301,558       $ 318,858       $(200,527)      $ 583,896
Restatement adjustments                 --              --             761         (23,791)             --         (23,030)
---------------------------------------------------------------------------------------------------------------------------
Balances, January 30, 1998
  (restated)                     $     858       $ 163,149       $ 302,319       $ 295,067       $(200,527)      $ 560,866
Net income                              --              --              --         150,934              --         150,934
Cash dividends, $0.08 per
  common share                          --              --              --         (24,428)             --         (24,428)
Cash dividends, $2.04 per
  preferred share                       --              --              --          (3,497)             --          (3,497)
Issuance of common stock
  under stock incentive
  plans (5,717,000 shares)              --           2,858          27,902              --              --          30,760
Tax benefit from exercise
  of options                            --              --          32,252              --              --          32,252
Repurchase of common
  stock (3,901,000 shares)              --          (1,950)             --         (71,286)             --         (73,236)
Transfer to 401(k) plan
  (51,000 shares)                       --              16             739              --              --             755
---------------------------------------------------------------------------------------------------------------------------


                                                                Additional
                                   Preferred       Common         Paid-in        Retained        Treasury
                                     Stock         Stock          Capital        Earnings          Stock           Total
---------------------------------------------------------------------------------------------------------------------------
Balances, January 29, 1999
(restated)                           $ 858       $ 164,073       $ 363,212       $ 346,790      $ (200,527)      $ 674,406

Net income                              --              --              --         186,673              --         186,673
Cash dividends,
  $0.10 per common share                --              --              --         (32,879)             --         (32,879)
Cash dividends,
  $0.69 per preferred share             --              --              --          (1,178)             --          (1,178)
Issuance of common stock
  under stock incentive
  plans (5,442,000 shares)              --           2,721          36,076              --              --          38,797
Tax benefit from exercise
  of options                            --              --          30,287              --              --          30,287
Repurchase of common
  stock (2,766,000 shares)              --          (1,383)             --         (49,370)             --         (50,753)
Conversion of preferred to
  common
  (51,133,000 shares)                 (858)             --        (199,669)             --         200,527              --
---------------------------------------------------------------------------------------------------------------------------
Balances, January 28, 2000
  (restated)                     $      --       $ 165,411       $ 229,906       $ 450,036       $      --       $ 845,353
Net income                              --              --              --          70,642              --          70,642
Cash dividends,
  $0.12 per common share                --              --              --         (42,266)             --         (42,266)
Issuance of common stock
  under stock incentive
  plans (4,103,000 shares)              --           2,052          32,078              --              --          34,130
Tax benefit from exercise
  of options                            --              --          19,018              --              --          19,018
Repurchase of common
  stock, net
  (3,634,000 shares)                    --          (1,817)          2,923         (64,094)             --         (62,988)
Purchase of common stock
  by employee deferred
  compensation trust
  (94,000 shares)                       --              --              --              --          (2,126)         (2,126)
---------------------------------------------------------------------------------------------------------------------------
Balances, February 2, 2001       $      --       $ 165,646       $ 283,925       $ 414,318       $  (2,126)      $ 861,763
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                                  For the years ended
                                                              ------------------------------------------------------
                                                              February 2,      January 28, 2000     January 29, 1999
                                                                 2001             (Restated)           (Restated)
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                     $  70,642           $ 186,673           $ 150,934
Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                            111,399              79,707              57,414
        Deferred income taxes                                    (77,942)             (2,261)             (3,889)
        Tax benefit from stock option exercises                   19,018              30,287              32,252
        Litigation settlement                                    162,000                  --                  --
Change in operating assets and liabilities:
    Merchandise inventories                                      (59,803)           (158,836)           (171,239)
    Other current assets                                           4,650             (15,351)            (11,230)
    Accounts payable                                             (47,336)             78,002              86,623
    Accrued expenses and other                                    39,391              (2,144)             14,931
    Income taxes                                                  (9,545)              4,125              20,640
    Other                                                          3,031              (3,480)             (2,745)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                        215,505             196,722             173,691
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of property and equipment                          (216,584)           (142,070)           (143,382)
    Proceeds from sale of property and equipment                  97,612               3,051                 222
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                           (118,972)           (139,019)           (143,160)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Issuance of short-term borrowings                            220,000             295,324             165,000
    Repayments of short-term borrowings                         (220,000)           (295,324)           (186,933)
    Issuance of long-term obligations                            199,595              22,848              72,257
    Repayments of long-term obligations                         (112,276)             (7,705)             (2,667)
    Payment of cash dividends                                    (42,237)            (33,791)            (26,661)
    Proceeds from exercise of stock options                       34,130              38,797              30,727
    Repurchase of common stock, net                              (62,988)            (50,753)            (73,236)
    Purchase of common stock by employee deferred
        compensation trust                                        (2,126)                 --                  --
    Settlement of derivative financial instruments                (3,063)                 --                  --
    Transfer to ESOP                                                  --                  --                 755
--------------------------------------------------------------------------------------------------------------------
Net cash provided by / (used in) financing activities             11,035             (30,604)            (20,758)
--------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                        107,568              27,099               9,773
Cash and cash equivalents, beginning of year                      54,742              27,643              17,870
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                         $ 162,310           $  54,742           $  27,643
--------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
Cash paid during year for:
    Interest                                                   $  50,027           $  28,026           $  16,166
    Income taxes                                               $ 104,311           $  77,038           $  43,512
--------------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and
  financing activities:
  Purchase of property and equipment under capital
    lease obligations                                          $ 126,290           $ 272,233           $ 120,863
    Conversion of preferred stock to common stock                     --           $ 200,527                  --
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of presentation and accounting policies

Basis of presentation

               These notes contain references to the years 2000, 1999 and 1998, which represent fiscal years ended February 2, 2001, January 28, 2000, and January 29, 1999, respectively. The Company's fiscal year ends on the Friday closest to January 31. There were 53 weeks in the fiscal year ended February 2, 2001. There were 52 weeks in the fiscal years ended January 28, 2000, and January 29, 1999. The consolidated financial statements include all subsidiaries. Intercompany transactions have been eliminated.

               The Company sells general merchandise on a retail basis through 5,000 stores (as of February 2, 2001) located predominantly in small towns in the Southeastern and Midwestern United States. The Company has distribution centers ("DCs") in Scottsville, Kentucky; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri; Alachua, Florida and Zanesville, Ohio.

               All share and per share data reflect the effect of common stock splits.

Cash and cash equivalents

               Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

Inventories

               Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was approximately $18.3 million at February 2, 2001, $18.7 million at January 28, 2000, and $18.5 million at January 29, 1999. Current cost is determined using the retail first-in first-out method. LIFO reserves decreased $0.4 million in 2000, increased $0.2 million in 1999 and decreased $1.4 million in 1998. Costs directly associated with warehousing and distribution are capitalized into inventory.

Pre-opening costs

               Pre-opening costs for new stores are expensed as incurred.

Property and equipment

               Property and equipment are recorded at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives: 40 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Amortization of capital lease assets is included in depreciation expense. Depreciation expense related to property and equipment was approximately $110.9 million in 2000, $79.4 million in 1999 and $56.4 million in 1998.

Software costs

               Costs associated with the application development stage of significant new computer software applications for internal use are deferred and amortized over periods ranging from three to five years. Costs associated with the preliminary and post-implementation stages of these projects are expensed as incurred.

Impairment

               When indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than the book value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value. In 2000, the Company recorded an approximate $3.6 million impairment charge to reduce the carrying value of the closed Homerville, Georgia DC that is included in SG&A expense.

Other assets

               Other assets consist primarily of debt issuance costs and deferred finance charges which are amortized over the life of the related obligation.

Insurance claims provisions

               The Greater Cumberland Insurance Company, a Vermont-based, wholly-owned captive insurance subsidiary, charges Dollar General's subsidiary companies competitive premium rates to insure workers' compensation and non-property general liability claims risk. The insurance company currently insures no unrelated third-party risk.

               The Company retains a significant portion of the risk for its workers' compensation, employee health insurance, general liability, property and automobile coverage. Accordingly, provisions are made for the Company's actuarially determined estimates of undiscounted future claim costs for such risks. To the extent that subsequent claim costs vary from those estimates, future earnings will be affected.

Fair value of financial instruments

               The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, receivables and payables approximate their respective fair values. At February 2, 2001, and January 28, 2000, the fair value of the Company's debt, excluding capital lease obligations, was approximately $295.9 million and $87.7 million, respectively, based upon the estimated market value of the debt at those dates. Such fair value is less than the carrying value of the debt at February 2, 2001, and January 28, 2000, by approximately $0.7 million and $10.4 million, respectively. Fair values are based primarily on quoted prices for those or similar instruments. A comparison of the carrying value and fair value of the Company's derivative financial instruments is included in the section entitled "Derivative financial instruments" in Note 1.

Derivative financial instruments

               At February 2, 2001, the Company was party to an interest rate swap agreement with a notional amount of $100 million. The Company designated this agreement as a hedge of the floating rate commitments relating to its synthetic lease agreements. Under the terms of the agreement, the Company will pay a fixed rate of 5.60% on the $100 million notional amount through September 1, 2002. The fair value of the interest rate swap agreement was ($0.4) million at February 2, 2001.

               At January 28, 2000, the Company was party to two interest rate swap agreements with notional amounts totaling $200 million. These agreements fixed the Company's floating rate commitments relating to a portion of its synthetic lease agreements. Under the terms of these agreements, the Company paid a weighted average fixed rate of 5.14% on the $200 million notional amount during fiscal years 1999 and 2000. The fair value of these agreements at January 28, 2000, was $3.1 million. As of that date, the maturity date of both agreements was expected to occur in September 2002. In January 2001, the Company paid $0.2 million to terminate one of these interest rate swap agreements.

The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company recognizes floating rate interest differentials as adjustments to expense in the period they occur. Gains and losses on terminations of interest rate swap agreements are deferred and amortized to expense over the shorter of the original term of the agreements or the remaining life of the associated outstanding commitment. Approximately $2.9 million of realized losses relating to the early termination of interest rate derivatives were deferred at February 2, 2001. The fair values of the Company's interest rate swap agreements at February 2, 2001, and January 28, 2000, were based on dealer quotes. These values represent the amount the Company would receive or pay to terminate the agreements taking into consideration current interest rates. At February 2, 2001, the counterparty to the Company's interest rate swap agreement was a major financial institution. This counterparty exposes the Company to credit risk in the event of non-performance. The amount of such exposure is limited to the unpaid portion of amounts due to the Company pursuant to the interest rate swap agreement, if any. Although there are no collateral requirements if a downgrade in the credit rating of the counterparty occurs, management believes that this exposure is mitigated by provisions in the interest rate swap agreement which allow for the legal right of offset of any amounts due to the Company from the counterparty with any amounts payable to the counterparty by the Company. As a result, management considers the risk of counterparty default to be minimal.

Stock-based compensation

               The Company grants stock options having a fixed number of shares and an exercise price equal to the fair value of the stock on the date of grant to certain executive officers, directors and key employees. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations because the Company believes the alternative fair value accounting provided for under Statement of Financial Accounting Standards ("SFAS") Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed.

               The Company has historically permitted employees to use shares acquired through the exercise of stock options to satisfy tax-withholding requirements in excess of minimum employer statutory withholding rates. The Company recognizes compensation expense for such stock option exercises and grants in accordance with the provisions of EITF 87-6, "Adjustments Relating to Stock Compensation Plans," and FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB 25," as applicable. On December 17, 2001, the Company modified its personnel policies to eliminate the employee excess tax-withholding option.

               The Company recognized compensation expense relating to its stock option plans of approximately $1.9 million, $3.0 million and $1.8 million in 2000, 1999 and 1998, respectively.

Revenue recognition

               The Company recognizes sales at the time the sale is made to the customer.

Advertising costs

               Advertising costs are expensed as incurred and were $7.0 million, $6.8 million and $5.7 million in 2000, 1999 and 1998, respectively.

Interest during construction

               To assure that interest costs properly reflect only that portion relating to current operations, interest on borrowed funds during the construction of property and equipment is capitalized. Interest costs capitalized were approximately $6.7 million, $3.1 million and $3.0 million in 2000, 1999 and 1998, respectively.

Income taxes

               The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company's consolidated financial statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company's deferred income tax assets and liabilities.

Management estimates

               The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

               At February 2, 2001, a portion of the Company's merchandise inventory is in excess of the amounts that management believes will be sold in the next fiscal year. Management has developed a program to sell this inventory. See Note 4, Inventory Markdown. However, there can be no assurance that the Company will be able to sell all of this inventory by the end of 2002 without a further markdown.

               The Company is exposed to losses as a result of various lawsuits (see Note 9 Commitments and Contingencies) related to the restatement. The Company has entered into settlement agreements with the lead plaintiffs of most of these lawsuits, as a result of which the Company has recognized an expense of $162.0 million in the fourth quarter of 2000 for the estimated costs of resolving these actions. The Company intends to assert defenses against these suits in the event that the settlement agreements that have been reached to date do not successfully resolve these matters. As these cases are at an early stage, the amount of potential loss, if any, should the settlement agreements not become effective cannot be reasonably estimated.

               The Company records gain contingencies when realized.

Accounting pronouncements

               SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective February 3, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

               The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the consolidated financial statements.

               In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will apply the new accounting rules beginning February 2, 2002. The adoption of SFAS No. 141 and No. 142 will not have a material impact on the Company's financial position or results of operations.

               The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Company will adopt this statement on February 1, 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on its Consolidated Financial Statements.

               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt this statement on February 2, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The Company believes the adoption of SFAS No. 144 will not have a material impact on its Consolidated Financial Statements.

2.             Restatement of Financial Statements

Overview

               On April 30, 2001, the Company announced that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1999 and 1998, and to revise the unaudited financial information for the fiscal year 2000 that had been previously released by the Company. The Audit Committee of the Board of Directors promptly assumed oversight of the Company's response to the accounting issues and commenced an independent review of these accounting issues to prepare the Committee for its role in reviewing the restated financial statements, assisted by the law firm of Dechert, Price and Rhoads and the independent accounting firm Arthur Andersen, LLP. The Company further announced on June 7, 2001, that its Chairman and Chief Executive Officer had directed the Company's financial staff and its outside professional consultants to review the Company's reporting, record keeping, accounting and internal control policies and practices, and that until such review had been concluded the Company would not be in a position to update its prior financial guidance. The Company's financial staff conducted its review of these issues with the assistance of the Company's outside counsel, Debevoise & Plimpton, and accounting consultants from KPMG LLP.

               Consistent with the activities of the Audit Committee and the Company's review of its financial statements for the 1998, 1999 and 2000 fiscal years, the Company has restated its audited financial statements for fiscal years 1999 and 1998, and has set forth in these Consolidated Financial Statements the Company's audited financial results for fiscal year 2000, which restate the unaudited financial information for the fiscal year 2000 that had been previously released by the Company. Previously released financial data for such periods should not be relied upon. For restated unaudited quarterly financial data for 2000 and 1999, see Note 14.

               Restated net income and diluted earnings per share for 2000 are $70.6 million and $0.21, respectively, as compared to the $206.0 million and $0.62 previously reported. The restated results for 2000 include a pre-tax expense of $162.0 million to settle the Company's restatement-related litigation described below. Restated net income totaled $186.7 million in fiscal 1999 and $150.9 million in fiscal 1998, equaling diluted earnings per share of $0.55, and $0.45. The Company originally reported, prior to the restatement, net income of $219.4 million in fiscal 1999 and $182.0 million in fiscal 1998, equaling diluted earnings per share for those periods of $0.65 and $0.54, respectively.

               The issues for restatement, excluding the litigation settlement expense, can be broken down into four general categories: (i) items impacting the cost of goods sold that were recorded incorrectly and/or that reflect more accurate estimates, (ii) selling, general and administrative ("SG&A") expenses that were either incurred but not accrued, or recorded incorrectly, (iii) additional interest expense required as a result of restating certain operating leases as capital leases and financing obligations, and the addition of capital lease and financing obligation liabilities to the Company's balance sheets, and
(iv) changes to the Company's income tax provision to correct errors.

               The effects of these issues on diluted earnings per share over the three-year period is summarized in the following table:

                                                                      Year Ended
                                               ----------------------------------------------------------
               Adjustments to diluted          3 Year         February 2,    January 28,      January 29,
               earnings per share*:          Cumulative          2001           2000            1999
                                             ----------      ------------    -----------      -----------
               Cost of goods sold            $  (0.05)       $  (0.01)       $  (0.01)       $  (0.03)
               Selling, general &               (0.11)          (0.02)          (0.05)          (0.04)
                 administrative expenses
               Interest expense                 (0.11)          (0.06)          (0.04)          (0.01)
               Tax provision                    (0.02)          (0.01)          (0.00)          (0.01)
                                             ----------      ------------    -----------      -----------
                                             $  (0.30)       $  (0.11)       $  (0.10)       $  (0.09)
                                             ==========      ============    ===========      ===========


               * Totals may not foot due to rounding; excludes litigation settlement expense.

               Although the issues for restatement in total had a negative aggregate impact on diluted earnings per share over the three year-period, some of the issues resulted in the recording of additional income, while others affected multiple years but had no impact on earnings over the combined three-year period.

Effects of restatement

               In addition to the restatement of diluted earnings per share, the correction of many of the issues identified by the Company also required an adjustment to previously reported balance sheets. The following statements of income and balance sheets reconcile previously reported and restated financial information. Dollar amounts are in thousands except for per share amounts. Some of the amounts in the following tables may not foot due to rounding.

                        CONSOLIDATED STATEMENT OF INCOME

                                                          Year ended February 2, 2001
                                              -----------------------------------------------------
                                              As Previously
                                                Released      Restatement Related
                                               (unaudited)        Adjustments          As Restated
                                              -------------   -------------------      -----------
                                                 Amount              Amount               Amount
---------------------------------------------------------------------------------------------------
Net sales                                     $ 4,551,511         $      (940)         $ 4,550,571
Cost of goods sold                              3,293,126               6,542            3,299,668
---------------------------------------------------------------------------------------------------
Gross profit                                    1,258,385              (7,482)           1,250,903
Selling, general and administrative               923,760              11,139              934,899
Litigation settlement expense                          --             162,000              162,000
---------------------------------------------------------------------------------------------------
Operating profit                                  334,625            (180,621)             154,004
Interest expense                                   11,508              33,849               45,357
---------------------------------------------------------------------------------------------------
Income before taxes on income                     323,117            (214,470)             108,647
Provisions for taxes on income                    117,098             (79,093)              38,005
---------------------------------------------------------------------------------------------------
Net income                                    $   206,019         $  (135,377)         $    70,642
===================================================================================================
Diluted earnings per share                    $      0.62         $     (0.41)         $      0.21
Weighted average diluted shares (000)             333,858                  --              333,858
Basic earnings per share                      $      0.62         $     (0.41)         $      0.21
===================================================================================================


                           CONSOLIDATED BALANCE SHEET


                                                                                             As of February 2, 2001
                                                                           ---------------------------------------------------------
                                                                           As Previously
                                                                              Released       Restatement Related
                                                                             (unaudited)          Adjustments           As Restated
                                                                             -----------          -----------           -----------
ASSETS
Current assets:
      Cash and cash equivalents                                              $   141,453          $    20,857           $   162,310
      Merchandise inventories                                                  1,050,693             (154,458)              896,235
      Deferred income taxes                                                        8,074               13,440                21,514
      Other current assets                                                        69,108              (24,240)               44,868
-----------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                     1,269,328             (144,401)            1,124,927
-----------------------------------------------------------------------------------------------------------------------------------
Property and equipment, at cost:
      Land                                                                         5,948              113,462               119,410
      Buildings                                                                   34,665              251,811               286,476
      Furniture, fixtures and equipment                                          687,201              136,033               823,234
      Construction in progress                                                    68,705               41,729               110,434
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 796,519              543,035             1,339,554
      Less accumulated depreciation
        and amortization                                                         305,756               60,704               366,460
-----------------------------------------------------------------------------------------------------------------------------------
      Net property and equipment                                                 490,763              482,331               973,094
-----------------------------------------------------------------------------------------------------------------------------------
Merchandise inventories                                                               --              116,000               116,000
-----------------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                 --               52,708                52,708
-----------------------------------------------------------------------------------------------------------------------------------
Other assets, net                                                                 16,045                 (312)               15,733
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $ 1,776,136          $   506,326           $ 2,282,462
===================================================================================================================================


LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term obligations                               $     4,560          $     4,475           $     9,035
      Accounts payable                                                           284,768               12,494               297,262
      Accrued expenses and other                                                 137,350               76,842               214,192
      Income taxes                                                                 8,648                8,798                17,446
-----------------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                         435,326              102,609               537,935
-----------------------------------------------------------------------------------------------------------------------------------
Long-term obligations                                                            214,236              506,528               720,764
-----------------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                             51,290              (51,290)                   --
-----------------------------------------------------------------------------------------------------------------------------------
Litigation settlement payable                                                         --              162,000               162,000
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
      Series B junior participating
        preferred stock                                                               --                   --                    --
      Common stock                                                               165,646                   --               165,646
      Additional paid-in capital                                                 274,112                9,813               283,925
      Retained earnings                                                          637,652             (223,334)              414,318
Less common stock purchased by
  employee deferred compensation
  trust                                                                          2,126                   --                 2,126
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     1,075,284             (213,521)              861,763
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
   equity                                                                    $ 1,776,136          $   506,326           $ 2,282,462
===================================================================================================================================

                        CONSOLIDATED STATEMENT OF INCOME


                                            For the year ended January 28, 2000
                               ---------------------------------------------------------
                                 As Previously    Restatement Related
                                   Reported           Adjustments           As Restated
                                  -----------         -----------           -----------
                                     Amount              Amount                Amount
----------------------------------------------------------------------------------------
Net sales                           $3,887,964          $        0           $3,887,964
Cost of goods sold                   2,790,173               4,293            2,794,466
---------------------------------------------------------------------------------------
Gross profit                         1,097,791              (4,293)           1,093,498
Selling, general and
      administrative                   748,489              24,439              772,928
---------------------------------------------------------------------------------------
Operating profit                       349,302             (28,732)             320,570
Interest expense                         5,157              20,716               25,873
---------------------------------------------------------------------------------------
Income before taxes on                 344,145             (49,448)             294,697
      income
Provisions for taxes
      on income                        124,718             (16,694)             108,024
---------------------------------------------------------------------------------------
Net income                          $  219,427          $  (32,754)          $  186,673
=======================================================================================
Diluted earnings per share          $     0.65          $    (0.10)          $     0.55
Weighted average diluted
      shares (000)                     336,963                 941              337,904
Basic earnings per share            $     0.72          $    (0.11)          $     0.61
=======================================================================================



                           CONSOLIDATED BALANCE SHEET


                                                                   As of January 28, 2000
                                                 ---------------------------------------------------------
                                                   As Previously    Restatement Related
                                                     Reported           Adjustments           As Restated
                                                     --------           -----------           -----------
ASSETS
Current assets:
      Cash and cash equivalents                   $    58,789          $    (4,047)          $    54,742
      Merchandise inventories                         985,715              (33,283)              952,432
      Deferred income taxes                             5,995               14,491                20,486
      Other current assets                             45,036                1,419                46,455
--------------------------------------------------------------------------------------------------------
               Total current assets                 1,095,535              (21,420)            1,074,115
--------------------------------------------------------------------------------------------------------
Property and equipment, at cost:
      Land                                              5,907               85,584                91,491
      Buildings                                        32,807              218,112               250,919
      Furniture, fixtures and equipment               554,598               97,058               651,656
      Construction in progress                          4,225              111,085               115,310
--------------------------------------------------------------------------------------------------------
                                                      597,537              511,839             1,109,376
  Less accumulated depreciation and
      amortization                                    251,064               20,923               271,987
--------------------------------------------------------------------------------------------------------
  Net property and equipment                          346,473              490,916               837,389
--------------------------------------------------------------------------------------------------------
Other assets, net                                       8,933                3,191                12,124
--------------------------------------------------------------------------------------------------------
Total assets                                      $ 1,450,941          $   472,687           $ 1,923,628
========================================================================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term
       obligations                                $     1,233          $       595           $     1,828
      Accounts payable                                334,554               10,044               344,598
      Accrued expenses and other                      121,375               44,915               166,290
      Income taxes                                     15,135               11,856                26,991
--------------------------------------------------------------------------------------------------------
               Total current liabilities              472,297               67,410               539,707
--------------------------------------------------------------------------------------------------------
Long-term obligations                                   1,200              513,162               514,362
--------------------------------------------------------------------------------------------------------
Deferred income taxes                                  51,523              (27,317)               24,206
--------------------------------------------------------------------------------------------------------
Shareholders' equity:
      Series B junior participating
      preferred stock                                      --                   --                    --
      Common stock                                    132,346               33,065               165,411
      Additional paid-in capital                      255,581              (25,675)              229,906
      Retained earnings                               537,994              (87,958)              450,036
--------------------------------------------------------------------------------------------------------
Total shareholders' equity                            925,921              (80,568)              845,353
--------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
      equity                                      $ 1,450,941          $   472,687           $ 1,923,628
========================================================================================================

                        CONSOLIDATED STATEMENT OF INCOME


                                                           For the year ended January 29, 1999
                                                 ------------------------------------------------------
                                                 As Previously    Restatement Related
                                                   Reported           Adjustments           As Restated
                                                  -----------         -----------           -----------
                                                    Amount                Amount               Amount
-------------------------------------------------------------------------------------------------------

Net sales                                         $3,220,989           $       --            $3,220,989
Cost of goods sold                                 2,315,112               13,358             2,328,470
-------------------------------------------------------------------------------------------------------
Gross profit                                         905,877              (13,358)              892,519
Selling, general and administrative                  616,613               22,921               639,534
-------------------------------------------------------------------------------------------------------
Operating profit                                     289,264              (36,279)              252,985
Interest expense                                       8,349                5,627                13,976
-------------------------------------------------------------------------------------------------------
Income before taxes on income                        280,915              (41,906)              239,009
Provisions for taxes on income                        98,882              (10,807)               88,075
-------------------------------------------------------------------------------------------------------
Net income                                        $  182,033           $  (31,099)           $  150,934
=======================================================================================================
Diluted earnings per share                        $     0.54           $    (0.09)           $     0.45
Weighted average diluted shares (000)                335,498                  265               335,763
Basic earnings per share                          $     0.65           $    (0.11)           $     0.53
=======================================================================================================


3.             Cash and short-term borrowings

               The Company's cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding but unpresented checks totaling approximately $84.3 million and $127.5 million at February 2, 2001, and January 28, 2000, respectively, have been included in accounts payable. Upon presentation for payment, they will be funded through available cash balances or the Company's revolver.

               The Company had seasonal lines of credit with banks totaling $80.0 million at February 2, 2001, and $105.0 million at January 28, 2000. The lines of credit are subject to periodic review by the lending institutions, which may increase or decrease the amounts available. There were no borrowings outstanding under these lines of credit at February 2, 2001, and January 28, 2000. The Company also has a $175.0 million revolver that expires in September 2002. There were no borrowings outstanding under the revolver at February 2, 2001, or January 28, 2000. Until the restatement-related legal proceedings referred to below in Note 9 are resolved, the Company may need waivers in order to draw on the revolver. The seasonal lines of credit have expired.

               The weighted average interest rates for all short-term borrowings were 6.6% and 5.4% for 2000 and 1999, respectively. The revolver contains certain restrictive covenants. At December 31, 2001, the Company was in compliance with all such covenants (see Note 7).

               At February 2, 2001, and January 28, 2000, the Company had outstanding commercial letters of credit totaling $60.8 million and $53.6 million, respectively. Total amounts available for the issuance of commercial letters of credit were $210.0 million at February 2, 2001, and $285.0 million at January 28, 2000.

4.             Inventory markdown

               In the fourth quarter of 2000, the Company determined that it had certain excess inventory that would require a markdown to assist with its disposition. Accordingly, the Company recorded a markdown which had the impact of reducing inventory at cost at February 2, 2001, and increasing cost of goods sold in the fourth quarter of 2000 by approximately $21.5 million. The Company believes that this markdown will be adequate to ensure the sale of the excess inventory during fiscal years 2001 and 2002. However, there can be no assurance that the Company will be able to sell all of this inventory by the end of 2002 without a further markdown. The Company moved $116.0 million of inventory out of current assets at February 2, 2001, that it does not expect to sell during 2001.

5.             Accrued expenses and other

               Accrued expenses and other consist of the following:

(In thousands)                                          2000              1999
------------------------------------------------------------------------------
Compensation and benefits                           $ 54,559          $ 58,707
Insurance                                             46,238            35,710
Taxes (other than taxes on income)                    27,507            20,864
Dividends                                             10,598             8,467
Freight                                               14,367            10,827
Other                                                 60,923            31,715
------------------------------------------------------------------------------
                                                    $214,192          $166,290
==============================================================================

6.             Income taxes

               The provision for taxes on income consists of the following:

(In thousands)                   2000                1999                1998
------------------------------------------------------------------------------
Current:
    Federal                 $ 103,158           $ 100,367           $  83,969
    State                      12,789               9,918               7,995
------------------------------------------------------------------------------
                              115,947             110,285              91,964
------------------------------------------------------------------------------
Deferred:
    Federal                   (66,781)               (965)             (3,328)
    State                     (11,161)             (1,296)               (561)
------------------------------------------------------------------------------
                              (77,942)             (2,261)             (3,889)
------------------------------------------------------------------------------
                            $  38,005           $ 108,024           $  88,075
==============================================================================


               A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows (in thousands):

                                                        2000                      1999                       1998
                                                -------------------       -------------------        -------------------
U.S. Federal statutory rate on earnings
    before income taxes                         $  38,026     35.0%       $ 103,144      35.0%       $  83,653     35.0%
State income taxes, net of federal income
    tax benefit                                       402      0.4%           4,759       1.6%           4,781      2.0%
Jobs credits, net of federal income tax
    benefit                                        (1,123)    (0.9)%           (755)     (0.2)%           (642)    (0.2)%
Increase in valuation allowance                       657      0.5%             844       0.3%              51      0.0%
Other                                                  43      0.0%              32       0.0%             232      0.1%
------------------------------------------------------------------------------------------------------------------------
Actual income taxes                             $  38,005     35.0%       $ 108,024      36.7%       $  88,075     36.9%
========================================================================================================================

               Sources of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                             2000             1999
                                                           --------         --------
Deferred tax assets:
    Inventories                                            $  1,897         $  4,287
    Deferred compensation expense                             3,437            2,978
    Accrued expenses and other                                8,451            8,489
    Workers compensation-related insurance reserves           4,003            2,991
    Deferred gain on sale/leasebacks                          3,702              479
    Litigation settlement                                    63,000               --
    Other                                                     2,839            2,054
    State tax net operating loss carryforwards                2,506            2,350
    State tax credit carryforwards                              813              898
---------------------------------------------------------------------------------------
                                                             90,648           24,526
Less valuation allowance                                     (2,117)          (1,460)
---------------------------------------------------------------------------------------
Total deferred tax assets                                    88,531           23,066
---------------------------------------------------------------------------------------
Deferred tax liabilities:
    Property and equipment                                   (9,968)         (24,561)
    Compensation-related liabilities                         (1,976)          (1,711)
    Other                                                    (2,365)            (514)
---------------------------------------------------------------------------------------
Total deferred tax liabilities                              (14,309)         (26,786)
---------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                      $ 74,222         $ (3,720)
=======================================================================================


               State net operating loss carryforwards as of February 2, 2001, totaled approximately $76.3 million that will expire between 2005 and 2020. The valuation allowance has been provided for certain state loss carryforwards and state tax credits. The change in the valuation allowance was $657,000, $844,000 and $51,000 as of 2000, 1999 and 1998, respectively. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

7.             Long-term obligations

               Long-term obligations consist of the following (in thousands):

                                                                    February 2, 2001  January 28, 2000
-------------------------------------------------------------------------------------------------------
8 5/8% Notes due June 15, 2010, net of discount of $405                $ 199,595         $      --
Capital lease obligations                                                433,099           418,001
Financing obligations (see Note 9)                                        97,002            98,039
Other notes payable, weighted average fixed interest rate of
      10.5% at February 2, 2001, payable in monthly installments
      to January 2003                                                        103               150
-------------------------------------------------------------------------------------------------------
                                                                         729,799           516,190
Less: current portion                                                     (9,035)           (1,828)
-------------------------------------------------------------------------------------------------------
Long-term portion                                                      $ 720,764         $ 514,362
=======================================================================================================

               On June 21, 2000, the Company sold $200 million principal amount of 8 5/8% Notes due June 2010 (the "Old Notes") in a private offering under Rule 144A of the Securities Act of 1933. Subsequent to the offering, the Company and its guarantor subsidiaries filed a registration statement on Form S-4 enabling the Company to exchange its 8 5/8% Exchange Notes due June 2010 (the "New Notes" and, together with the Old Notes, the "Notes") for all outstanding Old Notes.

               The Notes require semi-annual interest payments in June and December of each year through June 15, 2010, at which time the entire balance becomes due and payable. In addition, the Notes may be redeemed by the holders thereof at 100% of the principal amount, plus accrued and unpaid interest, on June 15, 2005. The Notes contain certain restrictive covenants. At February 2, 2001, the Company was in compliance with all such covenants.

               As of February 2, 2001, the Company had $383 million outstanding under two synthetic lease facilities (the "Facilities") maturing in September 2002, one with $212 million in outstanding capital leases and the other with $171 million in outstanding capital leases. The leases allow for the use and occupancy of certain real property, including approximately 400 retail stores, two distribution centers and the Company's headquarters in Goodlettsville, Tennessee. The Company plans to purchase the properties from the lessor at the maturity of the Facilities. The Company is currently working on a plan to refinance the lease obligations. The Facilities have the same two financial covenants as the revolving credit facility, a fixed charge test and a leverage test. The facility with $212 million in outstanding capital leases is funded by a syndicate of financial institutions; borrowings under the facility were priced at LIBOR plus 102.5 basis points as of December 14, 2001. The pricing spread over LIBOR fluctuates based on the Company's debt ratings as published by the debt rating agencies. The Company's spread over LIBOR increased to 102.5 basis points from 15 basis points as part of the October 19, 2001 waiver and amendment as described below. The facility with $171 million in outstanding capital leases is funded by commercial paper issued at prevailing market rates by a commercial paper funding entity and is secured by a letter of credit facility.

               In June 2000, distribution centers in Indianola, Mississippi and Fulton, Missouri were purchased from the Facilities and sold in sale-leaseback transactions resulting in twenty-two year, triple net leases with renewal options for an additional thirty years. These were refinanced to bolster liquidity and diversify sources of funds.


               Throughout 2001, the Company obtained waivers from its lenders to extend the requirement to deliver its audited 2000 financial statements, and unaudited 2001 quarterly financial statements, as a result of delays related to the restatement described herein. The Company executed waivers with its lenders under the Facilities and revolving credit facility on May 10, 2001, June 8, 2001, and July 27, 2001, a waiver and amendment on October 19, 2001, and waivers on

               December 28, 2001, and January 10, 2002. The June 8, 2001 waiver prohibited the Company from repurchasing its shares and limited its capital expenditures to $160 million for the period commencing on February 2, 2001, and concluding with the delivery of the restated financial statements. The October 19, 2001, amendment increased the pricing on the synthetic lease with $212 million in outstanding capital leases and the revolving credit facility from 15 basis points over LIBOR to 102.5 basis points over LIBOR, and accelerated the maturity of the second synthetic lease to September 2002 from June 2004. The Company executed waivers with the lenders under the Indianola, Mississippi and Fulton, Missouri distribution center leases on May 7, 2001, May 11, 2001, June 8, 2001, July 30, 2001, October 31, 2001, December 31, 2001, and January 10,
2002. In addition, the Company executed waivers with the lenders under the Ardmore and South Boston distribution center leases on January 10, 2002, and the lender under the Company's airplane lease on December 21, 2001, and January 7, 2002. The Company paid a total of approximately $1.6 million in fees for all of the waivers and amendments.

8.             Earnings per share

               Amounts are in thousands except per share data, and shares have been adjusted to give retroactive effect to all common stock splits.



                                                                              2000
                                                       ---------------------------------------------------
                                                            Income            Shares        Per Share
                                                                                              Amount
                                                       ---------------------------------------------------
Net income                                                $70,642
----------------------------------------------------------------------------------
Basic earnings per share
    Income available to common shareholders                70,642          329,741          $   0.21
                                                                                            ========
    Stock options                                                            4,117
----------------------------------------------------------------------------------
Diluted earnings per share
    Income available to common shareholders plus
        assumed conversions                               $70,642          333,858          $   0.21
==================================================================================          ========



                                                                              1999
                                                       ---------------------------------------------------
                                                            Income            Shares        Per Share
                                                                                              Amount
                                                       ---------------------------------------------------
Net income                                                $186,673
    Less: preferred stock dividends                          1,178
----------------------------------------------------------------------------------
Basic earnings per share
    Income available to common shareholders                185,495         302,251            $   0.61
                                                                                              ========
    Stock options                                                            6,716
    Convertible preferred stock                              1,178          28,937
----------------------------------------------------------------------------------
Diluted earnings per share
    Income available to common shareholders plus
        assumed conversions                               $186,673         337,904            $   0.55
===================================================================================           ========

                                                                              1998
                                                       ---------------------------------------------------
                                                            Income            Shares        Per Share
                                                                                              Amount
                                                       ---------------------------------------------------
Net income                                                $150,934
    Less: preferred stock dividends                          3,497
----------------------------------------------------------------------------------
Basic earnings per share
    Income available to common shareholders                147,437         276,321            $   0.53
                                                                                              ========
    Stock options                                                            8,309
    Convertible preferred stock                              3,497          51,133
----------------------------------------------------------------------------------
Diluted earnings per share
    Income available to common shareholders plus
        assumed conversions                               $150,934         335,763            $   0.45
==================================================================================            ========


               Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share was determined based on the assumption that the convertible preferred stock was converted upon issuance on August 22, 1994, and for the dilutive effect of stock options using the treasury stock method.

               Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year (but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares) were 10.2 million, 4.8 million and 1.1 million in 2000, 1999 and 1998, respectively.

9.             Commitments and contingencies

Leases

               As of February 2, 2001, the Company and certain subsidiaries were committed under capital and operating lease agreements and financing obligations for retail stores, DCs and administrative office space as well as for certain furniture, fixtures and equipment. Most of the stores are operated under operating leases that include renewal options for periods ranging from two to five years and provisions for contingent rentals based upon a percentage of defined sales volume. Certain leases contain restrictive covenants. As of February 2, 2001, the Company was in compliance with such covenants.

               In January 1999 and April 1997, the Company sold its DCs located in Ardmore, Oklahoma and South Boston, Virginia, respectively, for 100% cash consideration. Concurrent with the sale transactions, the Company leased the properties back for periods of 25 and 23 years, respectively. The transactions have been recorded as financing obligations rather than sales as a result of, among other things, the lessor's ability to put the properties back to the Company under certain circumstances. The property and equipment, along with the related lease obligations, associated with these transactions will continue to be recorded in the accompanying financial statements.

               Future minimum payments as of February 2, 2001, for capital leases, operating leases and financing obligations, are as follows:

(in thousands)                                       Capital leases   Financing obligations    Operating leases
---------------------------------------------------------------------------------------------------------------
         2001                                          $  37,938           $   9,018              $ 138,236
         2002                                            409,952               9,283                115,641
         2003                                             11,340               9,283                 86,124
         2004                                             11,234               9,283                 53,608
         2005                                              7,469               9,283                 30,951
         Thereafter                                       12,060             173,778                151,752
                                                       ---------           ---------              ---------

        Total minimum payments                           489,993             219,928              $ 576,312
                                                                                                  =========
        Less: Imputed interest                           (56,894)           (122,926)
                                                       ---------           ---------
        Present value of net minimum lease
            payments                                     433,099              97,002
        Less: current portion                             (7,917)             (1,118)
                                                       ---------           ---------
        Long-term portion                              $ 425,182           $  95,884
                                                       =========           =========

               Capitalized leases were discounted at an effective interest rate of approximately 6.8% at February 2, 2001. The gross amount of property and equipment recorded under capital leases or financing obligations at February 2, 2001, and January 28, 2000, were $506.9 million and $410.0 million, respectively.

               Rent expense under all operating leases was as follows:

(In thousands)                2000              1999             1998
------------------------------------------------------------------------
Minimum rentals             $141,627          $117,378          $ 96,520
Contingent rentals            12,584            13,817            13,458
------------------------------------------------------------------------
                            $154,211          $131,195          $109,978
========================================================================

Legal proceedings

               Restatement-Related Proceedings. Following the April 30, 2001, announcement discussed above, more than 20 purported class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws. These lawsuits have been consolidated into a single action pending in the United States District Court for the Middle District of Tennessee. On July 17, 2001, the court entered an order appointing the Florida State Board of Administration and the Teachers' Retirement System of Louisiana as lead plaintiffs and the law firms of Entwistle & Cappucci LLP, Milberg Weiss Bershad Hynes & Lerach LLP and Grant & Eisenhofer, P.A. as co-lead counsel. On January 3, 2002, the lead plaintiffs filed an amended consolidated class action complaint purporting to name as plaintiffs a class of persons who held or purchased the Company's securities and related derivative securities between May 12, 1998, and September 21, 2001. Among other things, plaintiffs have alleged that the Company and certain of its current and former officers and directors made misrepresentations concerning the Company's financial results in the Company's filings with the Securities and Exchange Commission and in various press releases and other public statements. The plaintiffs seek damages with interest, costs and such other relief as the court deems proper.

               The Company has reached a settlement agreement with the purported class action plaintiffs, pursuant to which the Company has agreed to pay $140 million to such plaintiffs in settlement for their claims, and to implement certain enhancements to its corporate governance and internal control procedures. Such agreement is subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval. Following the completion of confirmatory discovery, plaintiffs have the right under the settlement agreement to amend their complaint further to increase the size of the class, and to negotiate with the Company for additional damages, the aggregate amount of all damages to be paid in settlement of plaintiffs' claims not to exceed $162 million. The Company expects that following the completion of such confirmatory discovery, the plaintiffs will amend their complaint and seek aggregate damages of $162 million. The Company has accordingly recognized an expense of $162 million in the fourth quarter of 2000. The Company expects to receive from its insurers approximately $4.5 million in respect of the class action settlement, which amount has not been accrued in the Company's financial statements.

               In addition, six purported shareholder derivative lawsuits have been filed in Tennessee State Court against certain current and former Company directors and officers and Deloitte & Touche LLP, the Company's former independent accountant. The Company is named as a nominal defendant in the actions, which seek restitution and/or compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such further relief as the court deems proper. By order entered October 31, 2001, the court appointed Michael Dixon, Jr., Carolinas Electrical Workers Retirement Fund and Thomas Dewey, plaintiffs in one of the six filed cases, as lead plaintiffs and the law firms of Branstetter, Kilgore Stranch & Jennings and Stanley, Mandel & Iola as lead counsel. In the same order, the court stayed the remaining cases pending completion of the lead case. Among other things, the plaintiffs allege that certain current and former Company directors and officers breached their fiduciary duties to the Company and that Deloitte & Touche aided and abetted those breaches and was negligent in its service as the Company's independent accountant. During August and September 2001, the Company moved to dismiss all six cases for failure to make a pre-suit demand on the Board of Directors and, in the alternative, requested that the court stay the actions pending the completion of an investigation into the allegations in the complaints by the Shareholder Derivative Claim Review Committee of the Company's Board of Directors. The lead plaintiffs filed an opposition to this motion on October 2, 2001. A hearing on the motion has not yet been scheduled.

               Two purported shareholder derivative lawsuits also have been filed in the United States District Court for the Middle District of Tennessee against certain current and former Company directors and officers alleging that they breached their fiduciary duties to the Company. The Company is named as a nominal defendant in these actions, which seek declaratory relief, compensatory and punitive damages, costs and such further relief as the court deems proper. By motion filed on September 28, 2001, the Company requested that the federal court abstain from exercising jurisdiction over the purported shareholder derivative actions in deference to the pending state court actions. By agreement of the parties and court order dated December 3, 2001, the case has been stayed until June 3, 2002.

               The Company and the individual defendants have reached a settlement agreement with lead counsel to the plaintiffs in the lead Tennessee state shareholder derivative action. The agreement includes a payment to the Company from a portion of the proceeds of the Company's director and officer liability insurance policies as well as certain corporate governance and internal control enhancements. Pursuant to the terms of such agreement, the Company anticipates that all of the stayed cases, including the federal derivative cases described above, will be dismissed with prejudice by the courts in which they are pending. Such agreement is subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval. If the settlement agreement is approved, the Company expects that it will result in a net payment to the Company, after attorneys' fees payable to the plaintiffs' counsel, of approximately $24.8 million, which has not been accrued in the Company's financial statements.

               The Company believes that it has substantial defenses to the purported class action and the derivative lawsuits and intends to assert these defenses in the courts in which the actions are pending in the event the settlement agreements referred to above do not successfully resolve these matters. These cases are at an early stage and the amount of potential loss, if any, should the settlement agreements not become effective cannot be reasonably estimated. An unfavorable outcome for the Company in these actions could have a material adverse impact on the Company's financial position and results of operations.

               The Company has been notified that the SEC is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001, announcement. The Company is cooperating with this investigation by providing documents and other information to the SEC.

               Other Litigation. The Company was involved in other litigation, investigations of a routine nature and various legal matters during 2000, which were, and are being, defended and otherwise handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they have not had and will not have a material adverse effect on the Company's results of operations or financial position.

10.            Employee benefits

               Effective January 1, 1998, the Company established a 401(k) savings and retirement plan. All employees who complete 12 months of service, work 1,000 hours, and are at least 21 years of age are eligible to participate in the plan. Employee contributions, up to 6% of annual compensation, are matched by the Company at the rate of $0.50 on the dollar. The Company also contributes a discretionary amount annually to the plan equal to 2% of each employee's annual compensation. Expense for this plan was approximately $7.9 million in 2000, $7.0 million in 1999 and $5.5 million in 1998.

               Effective January 1, 1998, the Company also established a supplemental retirement plan and a compensation deferral plan for a select group of management and highly compensated employees. The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and salary level. Under the compensation deferral plan, participants may defer up to 100% of base pay and 100% of bonus pay. Effective January 1, 2000, both the supplemental retirement plan and compensation deferral plan were amended and restated so that such plans were combined into one master plan document. An employee may be designated for participation in one or both of the plans, according to the eligibility requirements of the plans. Expense for these plans was approximately $0.1 million in 2000, $1.1 million in 1999 and $0.1 million in 1998.

               In September 2000, the supplemental retirement plan and compensation deferral plan assets were invested in Company stock and mutual funds as designated by the plan participants and placed in a rabbi trust. The mutual funds are stated at fair market value, which is based on quoted market prices, and are included in other current assets. In accordance with EITF No. 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," the Company's stock held in the trust is recorded at historical cost and classified as treasury stock. Pursuant to the terms of the plan, a participant's account balance will be paid in cash by (a) lump sum, (b) monthly installments over a 5, 10 or 15 year period or (c) a combination of lump sum and installments. The deferred compensation liability is recorded at the fair value of the investments held in the trust and is included in accrued expenses.

11.            Capital stock

               In 1994, the Company exchanged 1.7 million shares of Series A Convertible Junior Preferred Stock for the 8.6 million shares of Dollar General common stock owned by C.T.S., Inc., a personal holding company controlled by members of the Turner family, the founders of Dollar General. The Series A

Convertible Junior Preferred Stock was authorized by the Board of Directors out of the authorized but unissued preferred stock approved by the Company's shareholders in 1992. On August 23, 1999, the holders of all of the Company's
1.7 million shares of Series A Convertible Junior Preferred Stock converted their shares to 51.1 million split-adjusted shares of Dollar General Common Stock in accordance with the relevant provisions of the Company's charter. Consequently, preferred stock and treasury stock balances were reduced to zero and Series A Convertible Junior Preferred Stock is no longer outstanding or authorized for issuance.

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

               The Company has 5 million shares of common stock available for repurchase through August 2002 under its authorized repurchase program.

12.            Stock incentive plans

               The Company has established stock incentive plans under which options to purchase common stock may be granted to executive officers, directors and key employees.

               All options granted in 2000, 1999 and 1998 under the 1998 Stock Incentive Plan, the 1995 Employee Stock Incentive Plan, the 1993 Employee Stock Incentive Plan and the 1995 Outside Directors Stock Option Plan, were non-qualified stock options issued at a price equal to the fair market value of the Company's common stock on the date of grant. Non-qualified options granted under these plans have expiration dates no later than 10 years following the date of grant.

               Under the plans, grants are made to key management employees ranging from executive officers to store managers and assistant store managers, as well as other employees as prescribed by the Company's Corporate Governance and Compensation Committee of the Board of Directors. The number of options granted and the vesting schedules of those options are directly linked to the employee's performance, Company performance and employee tenure depending on the employee's position within the Company.

               The plans also provide for annual grants to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels and the fair market value of the stock on the grant date.

               The Company applies APB 25, and related interpretations in accounting for its plans. Under this intrinsic-value based method of accounting, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.


(Amounts in thousands except per share data)                  2000            1999             1998
------------------------------------------------------------------------------------------------------
Net income - as reported                                  $   70,642      $   186,673      $   150,934
Net income - pro forma                                    $   50,805      $   164,260      $   135,848
-------------------------------------------------------   ----------      -----------      -----------
Earnings per share - as reported
        Basic                                             $     0.21      $      0.61      $      0.53
        Diluted                                           $     0.21      $      0.55      $      0.45
Earnings per share - pro forma
        Basic                                             $     0.15      $      0.54      $      0.48
        Diluted                                           $     0.15      $      0.49      $      0.40
-------------------------------------------------------   ----------      -----------      -----------


               Earnings per share have been adjusted to give retroactive effect to all common stock splits.

               The pro forma effects on net income for 2000, 1999 and 1998 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The fair value of options granted during 2000, 1999 and 1998 is $10.76, $9.26 and $8.04, respectively.

               The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:


                                              2000        1999        1998
-----------------------------------------------------------------------------
Expected dividend yield                        0.7%        0.7%        0.7%
Expected stock price volatility               49.0%       48.0%       48.0%
Weighted average risk-free interest rate       6.2%        5.3%        5.5%
Expected life of options (years)               6.8         4.5         3.0
-----------------------------------------------------------------------------

               The Black-Scholes option model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

               A summary of the balances and activity for all of the Company's stock incentive plans for the last three fiscal years is presented below:


                                          Shares         Weighted Average
                                        Under Plans       Exercise Price
-------------------------------------------------------------------------
Balance, January 30, 1998               25,276,005        $       6.65
Granted                                  6,145,195               15.76
Exercised                               (5,717,075)               5.29
Canceled                                (2,132,001)               9.85
-------------------------------------------------------------------------
Balance, January 29, 1999               23,572,124                9.06
Granted                                  5,968,592               21.24
Exercised                               (5,442,217)               6.46
Canceled                                (1,432,590)              13.35
-------------------------------------------------------------------------
Balance, January 28, 2000               22,665,909               12.62
Granted                                  5,795,360               19.75
Exercised                               (4,102,739)               7.17
Canceled                                (2,267,402)              17.30
-------------------------------------------------------------------------
Balance, February 2, 2001               22,091,128        $      15.02
=========================================================================


               The following table summarizes information about stock options outstanding at February 2, 2001:


                                       Options Outstanding                          Options Exercisable
                           -----------------------------------------------     ----------------------------
                                             Weighted
                                              Average         Weighted                             Weighted
         Range of             Number         Remaining         Average              Number         Exercise
     Exercise Prices       Outstanding    Contractual Life  Exercise Price       Exercisable        Price
-----------------------------------------------------------------------------------------------------------
  $    0.73 - $10.00        5,036,162           4.2          $    5.21            3,783,564       $    5.69
  $    10.01 - $20.00       9,639,233           7.5              15.06            5,200,905           13.81
  $    20.01 - $23.90       7,415,733           8.7              21.64            1,123,851           22.30
-----------------------------------------------------------------------------------------------------------
  $    0.73 - $23.90       22,091,128           7.2          $   15.02           10,108,320       $   11.72
===========================================================================================================

               At February 2, 2001, there were approximately 24.7 million shares available for granting of stock options under the Company's stock option plans.

13.            Segment reporting

               The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of February 2, 2001, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."


(In thousands)                              2000             1999              1998
------------------------------------------------------------------------------------------
Classes of similar products:
        Net sales:
             Highly consumable            $2,518,052      $1,996,454      $1,364,032
             Hardware and seasonal           706,140         640,791         604,485
             Basic clothing                  554,117         482,390         391,609
             Home products                   772,262         768,329         860,863
------------------------------------------------------------------------------------------
                                          $4,550,571      $3,887,964      $3,220,989
==========================================================================================


14.            Quarterly financial data (unaudited)

               The following is selected unaudited quarterly financial data, as previously reported and as restated, for the fiscal years ended February 2, 2001, and January 28, 2000. Amounts are in thousands except per share data. Per share data has been adjusted for all common stock splits. Some of the amounts in the following tables may not foot due to rounding.

                First Quarter of the year ended February 2, 2001

                                                               Restatement
                                             As Previously       Related
                                               Reported        Adjustments      As Restated
                                             -------------     ------------     ------------
           2000:

           Net sales                          $  997,079       $       --       $   997,079
           Gross profit                          272,709           (3,302)          269,407
           Net income                             44,340          (15,005)           29,335
           Diluted earnings per share         $     0.13       $    (0.04)      $      0.09
           Basic earnings per share           $     0.13       $    (0.05)      $      0.09

               Second Quarter of the year ended February 2, 2001

                                                               Restatement
                                             As Previously       Related
                                               Reported        Adjustments      As Restated
                                             -------------     ------------     ------------
           2000:

           Net sales                          $1,017,418       $        --      $ 1,017,418
           Gross profit                          281,973             2,077          284,050
           Net income                             39,310           (11,524)          27,786
           Diluted earnings per share         $     0.12       $     (0.03)     $      0.08
           Basic earnings per share           $     0.12       $     (0.04)     $      0.08


                Third Quarter of the year ended February 2, 2001


                                                               Restatement
                                             As Previously       Related
                                               Reported        Adjustments      As Restated
                                             -------------     ------------     ------------
           2000:

           Net sales                          $1,094,360       $        --      $ 1,094,360
           Gross profit                          321,364            (3,020)         318,344
           Net income                             50,990            (5,314)          45,676
           Diluted earnings per share         $     0.15       $     (0.02)     $      0.14
           Basic earnings per share           $     0.15       $     (0.02)     $      0.14



              Fourth Quarter of the year ended February 2, 2001 (A)

                                                               Restatement
                                             As Previously       Related
                                               Reported        Adjustments      As Restated
                                             -------------     ------------     ------------
           2000:

           Net sales                          $1,442,654       $      (940)     $ 1,441,714
           Gross profit                          382,339            (3,237)         379,102
           Net income                             71,379          (103,534)        (32,155)
           Diluted earnings per share         $     0.21       $     (0.31)     $    (0.10)
           Basic earnings per share           $     0.22       $     (0.31)     $    (0.10)



           (A) The fourth quarter of the year ended February 2, 2001 contains the markdown described in Note 4, which increased cost of goods sold by $21.5 million and the litigation settlement expense of $162.0 million described in Note 9.

                First Quarter of the year ended January 28, 2000


                                                               Restatement
                                             As Previously       Related
                                               Reported        Adjustments      As Restated
                                             -------------     ------------     ------------
           1999:

           Net sales                          $  844,593       $        --      $   844,593
           Gross profit                          225,947             3,249          229,196
           Net income                             36,348            (4,272)          32,076
           Diluted earnings per share         $     0.11       $     (0.01)     $      0.10
           Basic earnings per share           $     0.13       $     (0.01)     $      0.11


                Second Quarter of the year ended January 28, 2000


                                                               Restatement
                                             As Previously       Related
                                               Reported        Adjustments      As Restated
                                             -------------     ------------     ------------
           1999:

           Net sales                          $  915,210       $        --      $   915,210
           Gross profit                          249,582               336          249,918
           Net income                             41,615            (6,596)          35,019
           Diluted earnings per share         $     0.12       $     (0.02)     $      0.10
           Basic earnings per share           $     0.15       $     (0.02)     $      0.12



                Third Quarter of the year ended January 28, 2000


                                                               Restatement
                                             As Previously       Related
                                               Reported        Adjustments      As Restated
                                             -------------     ------------     ------------
           1999:

           Net sales                          $  950,419       $         0      $   950,419
           Gross profit                          277,857            (2,887)         274,970
           Net income                             50,859            (7,683)          43,176
           Diluted earnings per share         $     0.15       $     (0.02)     $      0.13
           Basic earnings per share           $     0.15       $     (0.02)     $      0.14


                Fourth Quarter of the year ended January 28, 2000


                                                               Restatement
                                             As Previously       Related
                                               Reported        Adjustments      As Restated
                                             -------------     ------------     ------------
           1999:

           Net sales                          $1,177,742       $         0      $1,177,742
           Gross profit                          344,405            (4,991)        339,414
           Net income                             90,605           (14,202)         76,403
           Diluted earnings per share         $     0.27       $     (0.04)     $     0.23
           Basic earnings per share           $     0.27       $     (0.04)     $     0.23




15.            Guarantor subsidiaries

               All of the Company's subsidiaries (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under the Notes described in Note 7. Each of the Guarantors is a wholly owned subsidiary of the Company. The Guarantors comprise all of the direct and indirect subsidiaries of the Company. The following consolidating schedules present condensed financial information on a combined basis. Dollar amounts are in thousands.

                                                                     February 2, 2001
                                        ---------------------------------------------------------------------------
                                          DOLLAR GENERAL          GUARANTOR                        CONSOLIDATED
                                           CORPORATION           SUBSIDIARIES     ELIMINATIONS         TOTAL
                                        ---------------------------------------------------------------------------
BALANCE SHEET DATA:
ASSETS
Current assets:
    Cash and cash equivalents               $   120,643        $    41,667        $        --         $   162,310
    Merchandise inventories                          --            896,235                 --             896,235
    Deferred income taxes                         6,380             15,134                 --              21,514
    Other current assets                         15,372            606,000           (576,504)             44,868
                                        ---------------------------------------------------------------------------
       Total current assets                     142,395          1,559,036           (576,504)          1,124,927
                                        ---------------------------------------------------------------------------

Property and equipment, at cost                 145,294          1,194,260                 --           1,339,554
    Less accumulated
       depreciation and amortization             37,876            328,584                 --             366,460
                                        ---------------------------------------------------------------------------
    Net property and equipment                  107,418            865,676                 --             973,094
                                        ---------------------------------------------------------------------------

Merchandise inventories                              --            116,000                 --             116,000
Deferred income taxes                            57,946                 --             (5,238)             52,708
Other assets, net                             1,707,740                578         (1,692,585)             15,733
                                        ---------------------------------------------------------------------------

Total assets                                $ 2,015,499        $ 2,541,290        $(2,274,327)        $ 2,282,462
                                        ===========================================================================


LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term
      obligations                           $       856        $     8,179        $        --         $     9,035
    Accounts payable                            663,373            210,393           (576,504)            297,262
    Accrued expenses and other                   54,289            159,903                 --             214,192
    Income taxes                                  6,875             10,571                 --              17,446
                                        ---------------------------------------------------------------------------
       Total current liabilities                725,393            389,046           (576,504)            537,935
                                        ---------------------------------------------------------------------------

Long-term obligations                           266,343            972,401           (517,980)            720,764
                                        ---------------------------------------------------------------------------

Litigation settlement payable                   162,000                 --                 --             162,000
                                        ---------------------------------------------------------------------------

Deferred income taxes                                --              5,238             (5,238)                 --
                                        ---------------------------------------------------------------------------

Shareholders' equity:
    Preferred stock                                  --                 --                 --                  --
    Common stock                                165,646             23,853            (23,853)            165,646
    Additional paid-in capital                  283,925            929,677           (929,677)            283,925
    Retained earnings                           414,318            221,075           (221,075)            414,318
                                        ---------------------------------------------------------------------------
                                                863,889          1,174,605         (1,174,605)            863,889
    Less common stock
       purchased by employee
       deferred compensation trust                2,126                 --                 --               2,126
                                        ---------------------------------------------------------------------------
Total shareholders' equity                      861,763          1,174,605         (1,174,605)            861,763
                                        ---------------------------------------------------------------------------

Total liabilities and shareholders' equity  $ 2,015,499        $ 2,541,290        $(2,274,327)        $ 2,282,462
                                        ===========================================================================


                                                                      January 28, 2000
                                        ---------------------------------------------------------------------------
                                          DOLLAR GENERAL          GUARANTOR                        CONSOLIDATED
                                           CORPORATION           SUBSIDIARIES     ELIMINATIONS         TOTAL
                                        ---------------------------------------------------------------------------
 BALANCE SHEET DATA:
 ASSETS
 Current assets:
     Cash and cash equivalents              $    42,688        $    12,054        $        --         $    54,742
     Merchandise inventories                         --            952,432                 --             952,432
     Deferred income taxes                        4,652             15,834                 --              20,486
     Other current assets                        24,515            842,946           (821,006)             46,455
                                        ---------------------------------------------------------------------------
         Total current assets                    71,855          1,823,266           (821,006)          1,074,115
                                        ---------------------------------------------------------------------------

 Property and equipment, at cost                121,799            987,577                 --           1,109,376
     Less accumulated depreciation and
       amortization                              26,420            245,567                 --             271,987
                                        ---------------------------------------------------------------------------
     Net property and equipment                  95,379            742,010                 --             837,389
                                        ---------------------------------------------------------------------------

 Other assets, net                            1,744,731             1,262          (1,733,869)             12,124
                                        ---------------------------------------------------------------------------

 Total assets                               $ 1,911,965        $ 2,566,538        $(2,554,875)        $ 1,923,628
                                        ===========================================================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Current portion of long-term
       obligations                          $     1,250        $       578        $        --         $     1,828
     Accounts payable                           949,914            215,690           (821,006)            344,598
     Accrued expenses and other                  49,698            116,592                 --             166,290
     Income taxes                                 4,390             22,601                 --              26,991
                                        ---------------------------------------------------------------------------

         Total current liabilities            1,005,252            355,461           (821,006)            539,707
                                        ---------------------------------------------------------------------------


Long-term obligations                            57,123            824,287           (367,048)            514,362
                                        ---------------------------------------------------------------------------


Deferred income taxes                             4,237             19,969                 --              24,206
                                        ---------------------------------------------------------------------------


Shareholders' equity:
    Preferred stock                                  --                 --                 --                  --
    Common stock                                165,411             23,853            (23,853)            165,411
    Additional paid-in capital                  229,906            928,804           (928,804)            229,906
    Retained earnings                           450,036            414,164           (414,164)            450,036
                                        ---------------------------------------------------------------------------

Total shareholders' equity                      845,353          1,366,821         (1,366,821)            845,353
                                        ---------------------------------------------------------------------------


Total liabilities and shareholders'
equity                                      $ 1,911,965        $ 2,566,538        $(2,554,875)        $ 1,923,628
                                        ===========================================================================


                                                                                For the years ended
                                                 -------------------------------------------------------------------------
                                                                                  February 2, 2001
                                                 -------------------------------------------------------------------------
                                                   DOLLAR GENERAL          GUARANTOR                       CONSOLIDATED
                                                    CORPORATION           SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                 -------------------------------------------------------------------------
STATEMENTS OF INCOME
DATA:
Net sales                                           $  150,932         $4,550,571        $ (150,932)        $4,550,571
Cost of goods sold                                          --          3,299,668                --          3,299,668
                                                 -------------------------------------------------------------------------
Gross profit                                           150,932          1,250,903          (150,932)         1,250,903
Selling, general and administrative                    101,906            983,925          (150,932)           934,899
Litigation settlement expense                          162,000                 --                --            162,000
                                                 -------------------------------------------------------------------------
Operating profit (loss)                               (112,974)           266,978                --            154,004
Interest expense                                        18,372             26,985                --             45,357
                                                 -------------------------------------------------------------------------
Income before taxes on income                         (131,346)           239,993                --            108,647
Provisions for taxes on income                         (51,562)            89,567                --             38,005
Equity in subsidiaries' earnings, net of
taxes                                                  150,426                 --          (150,426)                --
                                                 -------------------------------------------------------------------------
Net income                                          $   70,642            150,426        $ (150,426)        $   70,642
                                                 =========================================================================

                                                                                  January 28,2000
                                                 -------------------------------------------------------------------------
                                                   DOLLAR GENERAL          GUARANTOR                       CONSOLIDATED
                                                    CORPORATION           SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                 -------------------------------------------------------------------------
STATEMENTS OF INCOME DATA:
Net sales                                            $  177,960        $3,887,964        $ (177,960)        $3,887,964
Cost of goods sold                                           --         2,794,466                --          2,794,466
                                                 -------------------------------------------------------------------------
Gross profit                                            177,960         1,093,498          (177,960)         1,093,498
Selling, general and administrative                     103,673           847,215          (177,960)           772,928
                                                 -------------------------------------------------------------------------
Operating profit                                         74,287           246,283               --            320,570
Interest expense                                          9,324            16,549                --             25,873
                                                 -------------------------------------------------------------------------
Income before taxes on income                            64,963           229,734                --            294,697
Provisions for taxes on income                           23,809            84,215                --            108,024
Equity in subsidiaries' earnings, net of taxes          145,519                --          (145,519)                --
                                                 -------------------------------------------------------------------------
Net income                                           $  186,673        $  145,519        $ (145,519)        $  186,673
                                                 =========================================================================

                                                                                          January 29, 1999
                                                        -------------------------------------------------------------------------
                                                          DOLLAR GENERAL          GUARANTOR                       CONSOLIDATED
                                                           CORPORATION           SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                        -------------------------------------------------------------------------
STATEMENTS OF INCOME
DATA:
Net sales                                                   $  189,088        $3,220,989        $ (189,088)        $3,220,989
Cost of goods sold                                                  --         2,328,470                --          2,328,470
                                                        -------------------------------------------------------------------------
Gross profit                                                   189,088           892,519          (189,088)           892,519
Selling, general and administrative                            101,889           726,733          (189,088)           639,534
                                                        -------------------------------------------------------------------------
Operating profit                                                87,199           165,786                --            252,985
Interest expense                                                 9,236             4,740                --             13,976
                                                        -------------------------------------------------------------------------
Income before taxes on income                                   77,963           161,046                --            239,009
Provisions for taxes on income                                  28,729            59,346                --             88,075
Equity in subsidiaries' earnings, net of
   taxes                                                       101,700                --          (101,700)                --
                                                        -------------------------------------------------------------------------
Net income                                                  $  150,934        $  101,700        $ (101,700)        $  150,934
                                                        =========================================================================



                                                                                      For the years ended
                                                       -------------------------------------------------------------------------
                                                                                       February 2, 2001
                                                       -------------------------------------------------------------------------
                                                         DOLLAR GENERAL          GUARANTOR                       CONSOLIDATED
                                                          CORPORATION           SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                       -------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
DATA:
Cash flows from operating activities:
    Net income                                              $  70,642         $ 150,426         $(150,426)        $  70,642
    Adjustments to reconcile net income to net cash
       provided by / (used in) operating activities:
       Depreciation and amortization                           13,144            98,255                --           111,399
       Deferred income taxes                                  (63,911)          (14,031)               --           (77,942)
       Tax benefit from stock option exercises                 19,018                --                --            19,018
       Litigation settlement                                  162,000                --                --           162,000
       Change in operating assets and liabilities:
           Merchandise inventories                                 --           (59,803)               --           (59,803)
           Other current assets                                12,206           236,946          (244,502)            4,650
           Accounts payable                                  (286,541)           (5,297)          244,502           (47,336)
           Accrued expenses and other                           4,562            34,829                --            39,391
           Income taxes                                         2,485           (12,030)               --            (9,545)
           Other                                             (154,550)            7,155           150,426             3,031
                                                        -------------------------------------------------------------------------
               Net cash provided by / (used in)
               operating activities                          (220,945)          436,450                --           215,505
                                                        -------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                        (15,035)         (201,549)               --          (216,584)
    Proceeds from sale of property and equipment                  165            97,447                --            97,612
    Issuance of long-term notes receivable                   (150,932)               --           150,932                --
    Receipt of dividends                                      343,515                --          (343,515)               --
    Contribution of capital                                      (873)               --               873                --
                                                        -------------------------------------------------------------------------
               Net cash used in investing activities          176,840          (104,102)         (191,710)         (118,972)
                                                        -------------------------------------------------------------------------


Cash flows from financing activities:
    Issuance of short-term borrowings                         220,000                --                --           220,000
    Repayments of short-term borrowings                      (220,000)               --                --          (220,000)
    Issuance of long-term obligations                         199,595           150,932          (150,932)          199,595
    Repayments of long-term obligations                        (1,251)         (111,025)               --          (112,276)
    Payment of cash dividends                                 (42,237)         (343,515)          343,515           (42,237)
    Proceeds from exercise of stock options                    34,130                --                --            34,130
    Repurchase of common stock, net                           (62,988)               --                --           (62,988)
    Issuance of common stock, net                                  --               873              (873)               --
    Purchase of common stock by employee deferred
      compensation trust                                       (2,126)               --                --            (2,126)
    Settlement of derivative financial instruments             (3,063)               --                --            (3,063)
                                                        -------------------------------------------------------------------------
               Net cash provided by / (used in)
               financing activities                           122,060          (302,735)          191,710            11,035
                                                        -------------------------------------------------------------------------

Net increase in cash and cash equivalents                      77,955            29,613                --           107,568
Cash and cash equivalents, beginning of year                   42,688            12,054                --            54,742
                                                        -------------------------------------------------------------------------
Cash and cash equivalents, end of year                      $ 120,643         $  41,667         $      --         $ 162,310
                                                        =========================================================================


                                                                                       January 28, 2000
                                                       -------------------------------------------------------------------------
                                                         DOLLAR GENERAL          GUARANTOR                       CONSOLIDATED
                                                          CORPORATION           SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                       -------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
    Net income                                              $ 186,673         $ 145,519         $(145,519)        $ 186,673
    Adjustments to reconcile net income to net cash
       provided by / (used in) operating activities:
       Depreciation and amortization                            8,445            71,262                --            79,707
       Deferred income taxes                                      (20)           (2,241)               --            (2,261)
       Tax benefit from stock option exercises                 30,287                --                --            30,287
       Change in operating assets and liabilities:
           Merchandise inventories                                 --          (158,836)               --          (158,836)
           Other current assets                               (19,847)         (416,626)          421,122           (15,351)
           Accounts payable                                   424,770            74,354          (421,122)           78,002
           Accrued expenses and other                          13,129           (15,273)               --            (2,144)
           Income taxes                                         2,072             2,053                --             4,125
           Other                                             (149,396)              397           145,519           (3,480)
                                                       -------------------------------------------------------------------------
               Net cash provided by / (used in)
               operating activities                           496,113          (299,391)               --           196,722
                                                       -------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                        (24,624)         (117,446)               --          (142,070)
    Proceeds from sale of property and equipment                  335             2,716                --             3,051
    Issuance of long-term notes receivable                   (177,960)               --           177,960                --
    Contribution of capital                                  (207,476)               --           207,476                --
                                                       -------------------------------------------------------------------------
               Net cash used in investing activities         (409,725)         (114,730)          385,436          (139,019)
                                                       -------------------------------------------------------------------------

Cash flows from financing activities:
    Issuance of short-term borrowings                         295,324                --                --           295,324
    Repayments of short-term borrowings                      (295,324)               --                --          (295,324)
    Issuance of long-term obligations                           2,351           198,457          (177,960)           22,848
    Repayments of long-term obligations                        (2,182)           (5,523)               --            (7,705)
    Payment of cash dividends                                 (33,791)               --                --           (33,791)
    Proceeds from exercise of stock options                    38,797                --                --            38,797
    Repurchase of common stock, net                           (50,753)               --                --           (50,753)
    Issuance of common stock, net                                  --           207,476          (207,476)               --
                                                       -------------------------------------------------------------------------
               Net cash provided by / (used in)
               financing activities                           (45,578)          400,410          (385,436)          (30,604)
                                                       -------------------------------------------------------------------------

Net increase / (decrease) in cash and cash
equivalents                                                    40,810           (13,711)               --            27,099
Cash and cash equivalents, beginning of year                    1,878            25,765                --            27,643
                                                       -------------------------------------------------------------------------
Cash and cash equivalents, end of year                      $  42,688         $  12,054         $      --         $  54,742
                                                       =========================================================================

                                                                                      January 29, 1999
                                                       -------------------------------------------------------------------------
                                                         DOLLAR GENERAL          GUARANTOR                       CONSOLIDATED
                                                          CORPORATION           SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                       -------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
    Net income                                              $ 150,934         $ 101,700         $(101,700)        $ 150,934
    Adjustments to reconcile net income to net cash
       Provided by / (used in) operating activities:
       Depreciation and amortization                            5,063            52,351                --            57,414
       Deferred income taxes                                     (825)           (3,064)               --            (3,889)
       Tax benefit from stock option exercises                 32,252                --                --            32,252
       Change in operating assets and liabilities:
           Merchandise inventories                                 --          (171,239)               --          (171,239)
           Other current assets                               242,095          (411,357)          158,032           (11,230)
           Accounts payable                                   525,144          (280,489)         (158,032)           86,623
           Accrued expenses and other                          13,857             1,074                --            14,931
           Income taxes                                           342            20,298                --            20,640
           Other                                             (103,840)             (605)          101,700            (2,745)
                                                       -------------------------------------------------------------------------
               Net cash provided by / (used in)
               operating activities                           865,022          (691,331)               --           173,691
                                                       -------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                         (8,439)         (134,943)               --          (143,382)
    Proceeds from sale of property and equipment                   80               142                --               222
    Issuance of long-term notes receivable                    (64,520)             (822)           65,342                --
    Contribution of capital                                  (698,768)               --           698,768                --
                                                       -------------------------------------------------------------------------
               Net cash used in investing activities         (771,647)         (135,623)          764,110          (143,160)
                                                       -------------------------------------------------------------------------

Cash flows from financing activities:
    Issuance of short-term borrowings                         165,000                --                --           165,000
    Repayments of short-term borrowings                      (186,933)               --                --          (186,933)
    Issuance of long-term obligations                           1,324           136,275           (65,342)           72,257
    Repayments of long-term obligations                        (2,667)               --                --            (2,667)
    Payment of cash dividends                                 (26,661)               --                --           (26,661)
    Proceeds from exercise of stock options                    30,727                --                --            30,727
    Repurchase of common stock, net                           (73,236)               --                --           (73,236)
    Issuance of common stock, net                                  --           698,768          (698,768)               --
    Transfer to ESOP                                              755                --                --               755
                                                       -------------------------------------------------------------------------
               Net cash provided by / (used in)
               financing activities                           (91,691)          835,043          (764,110)          (20,758)
                                                       -------------------------------------------------------------------------

Net increase in cash and cash equivalents                       1,684             8,089                --             9,773
Cash and cash equivalents, beginning of year                      194            17,676                --            17,870
                                                       -------------------------------------------------------------------------
Cash and cash equivalents, end of year                      $   1,878         $  25,765         $      --         $  27,643
                                                       =========================================================================

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Dollar General Corporation
Goodlettsville, Tennessee

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 2, 2001 and January 28, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 2, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries as of February 2, 2001 and January 28, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of January 28, 2000 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended January 28, 2000 and January 29, 1999, have been restated.


                                                        /s/ Ernst & Young LLP
                                                        ---------------------
                                                        Ernst & Young LLP

Nashville, Tennessee
January 11, 2002

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

               Not Applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

               The members of the Company's Board of Directors as of December 14, 2001, are:

                                                        Director
               Name                         Age          Since
               --------------------         ----        ---------
               Dennis C. Bottorff            57           1998
               Barbara L. Bowles             54           2000
               James L. Clayton              67           1988
               Reginald D. Dickson           55           1993
               E. Gordon Gee                 57           2000
               John B. Holland               69           1988
               Barbara M. Knuckles           53           1995
               Cal Turner                    61           1966
               David M. Wilds                61           1991
               William S. Wire, II           69           1989

----------------------------------------------------------------------
               The following is a summary of the business experience of the Company's Directors:

               Mr. Bottorff currently serves as Chairman of Council Capital Management, Inc., which position he has held since January 2001. He previously served as Chairman of AmSouth Bancorporation, a bank holding company, and prior to that, as President and Chief Executive Officer of First American Corporation from 1991 to 1999. He was also First American's Chairman from 1995 to 1999. Mr. Bottorff is a director of Ingram Industries, a privately-held provider of wholesale distribution, inland marine transportation and insurance services. He also serves as a director of Memx, Inc., an optical systems component manufacturer.

               Ms. Bowles currently serves as President of The Kenwood Group, an equity investment advisory firm that she founded in 1989. She also founded The Kenwood Growth and Income Fund in 1996. She previously served as Vice President of Kraft, Inc. from 1984 to 1989. Ms. Bowles is a director of Black & Decker Corporation, Wisconsin Energy Corporation, Georgia Pacific Corp., and the Chicago Urban League. She is also a trustee of Fisk University.

               Mr. Clayton has served as Chairman of Clayton Homes, Inc. since 1956 and also served as its Chief Executive Officer from 1956 to 1999. Clayton Homes, Inc. manufactures, sells, finances and insures manufactured homes. Mr. Clayton is Chairman and Chief Executive Officer of FSB Bank Shares, Inc., a bank holding company, and is a Director and Regional Chairman of Branch Banking and Trust Co. Additionally, Mr. Clayton is a director of Chateau Communities, Inc., a manufactured housing property management real estate investment trust.

               Mr. Dickson has served as Chairman of Buford, Dickson, Harper & Sparrow, Inc., Investment Advisors, and President Emeritus of Inroads, Inc., a non-profit organization supporting minority education since 1996. Mr. Dickson served as President and Chief Executive Officer of Inroads, Inc. from 1983 to 1993.

               Dr. Gee has served as Chancellor of Vanderbilt University since 2000. He previously served as President of Brown University from 1998 until 2000. Prior to that, Dr. Gee served as President of The Ohio State University from 1990 until 1998. Dr. Gee is a director of The Limited, Inc., Intimate Brands, Inc., Allmerica Financial Corp., Hasbro, Inc., and Massey Energy, Inc.

               Mr. Holland served as President and Chief Operating Officer of Fruit of the Loom, Inc., a manufacturer of underwear and other soft goods, from 1985 until his retirement in February 1996, at which time he became a consultant to that corporation. In 1999, Mr. Holland returned to Fruit of the Loom as a director and Executive Vice President, Operations. Fruit of the Loom filed a petition for bankruptcy on December 29, 1999. Mr. Holland also serves as President of Dunree Capital, Inc.

               Ms. Knuckles has served as Director of Development and Corporate Relations for North Central College in Naperville, Illinois since 1992. From 1988 to 1992, Ms. Knuckles was a private investor managing several family businesses. She serves as a member of the board of directors of J. R. Short Milling Company, a privately-held specialty corn-milling company, and Harris Bank of Naperville, Illinois.

               Mr. Turner is the Chairman and Chief Executive Officer of the Company. He joined the Company in 1965 and has held the office of Chief Executive Officer since 1977. Mr. Turner became Chairman of the Board in 1989 and President in 1977.

               Mr. Wilds currently serves as Managing Partner of 1st Avenue Partners, L.P., a private equity partnership, which position he has held since 1998. From 1995 to 1998, Mr. Wilds was President of Nelson Capital Partners III, L.P., a merchant banking company. From 1990 to 1995, Mr. Wilds served as Chairman of the Board of Cumberland Health Systems, Inc., an owner and operator of psychiatric hospitals.

               Mr. Wire served from 1986 until his retirement in 1994 as Chairman of the Board of Genesco, Inc., a manufacturer, wholesaler and retailer of footwear and clothing. Mr. Wire served as Chief Executive Officer of Genesco, Inc. from 1986 to 1993. Mr. Wire is a director of Genesco, Inc. and American Endoscopy Services, Inc.

Executive Officers

               The Company's executive officers as of December 14, 2001, are:


                                                                     Executive
                                                                      Officer
  Name                Age     Position                                 Since
  ----------------------------------------------------------------------------
  Cal Turner          61      Chairman and                              1966
                              Chief Executive Officer
  Donald S. Shaffer   58      President and                             2001
                              Chief Operating Officer
  Bruce Ash           52      Vice President,                           1999
                              Information & Administrative Services
  Melissa Buffington  43      Vice President and                        1999
                              Chief Administrative Officer
  Jim Hagan           42      Executive Vice President and              2001
                              Chief Financial Officer
  Tom Hartshorn       50      Executive Vice President,                 1992
                              Merchandising
  Bob  Layne          35      Vice President                            2001
                              Merchandising Support
  Stonie O'Briant     46      Executive Vice President,                 1995
                              Operations
  Robert A. Lewis     40      Vice President, Controller                2001
  Jeff Sims           50      Vice President,                           1999
                              Distribution
  Bob Warner          51      Vice President,                           1998
                              General Merchandising Manager


               All executive officers of the Company serve at the pleasure of the Board of Directors. Messrs. Turner, Hartshorn and O'Briant have been employed by the Company as executive officers for more than the past five years.

               The following is a brief summary of the business experience of the executive officers:

               Mr. Turner joined the Company in 1965 and was elected President and Chief Executive Officer in 1977. Mr. Turner has served as Chairman of the Board and Chief Executive Officer since January 1989.

               Mr. Shaffer joined the Company as President and Chief Operating Officer in May 2001. From 2000 to 2001, Mr. Shaffer served as President and Chief Executive Officer of Heilig-Meyers Company, a retailer of home furnishings and bedding, and as its President and Chief Operating Officer from 1999 to 2000. Heilig-Meyers Company filed a petition for bankruptcy on August 16, 2000. From 1997 to 1998, Mr. Shaffer served as Chairman and Chief Executive Officer of Western Auto Supply Company, a wholesaler of automative parts and a subsidiary of Sears, Roebuck and Co. From 1994 to 1996, Mr. Shaffer served as President and Chief Executive Officer of Sears Canada Inc., a retailer of general merchandise and a majority-owned subsidiary of Sears, Roebuck and Co.

               Mr. Ash joined the Company as Vice President, Information Services in September 1999. Before joining the Company, Mr. Ash served as Senior Vice President of Systems at Talbot's, a retailing company, for 10 years.

               Ms. Buffington was named Vice President and Chief Administrative Officer in February 2001. She joined the Company as Vice President, Human Resources in November 1999. Before joining the Company, Ms. Buffington served as Executive Vice President, Human Resources of First American Corporation, a bank holding company. Ms. Buffington joined First American in 1992 as Vice President, Strategic Planning.

               Mr. Hagan joined the Company as Executive Vice President and Chief Financial Officer in March 2001. From June 2000 through March 2001, Mr. Hagan served as Chief Financial Officer of Central Parking Corporation, a provider of parking and transportation management services. From April 1999 through June 2000, Mr. Hagan served as Executive Vice President and Chief Financial Officer of Saturn Retail Enterprises, an owner/operator of Saturn automobile dealerships and a wholly owned indirect subsidiary of General Motors Corporation. He served as Executive Vice President and Chief Financial Officer of Bruno's Inc., a supermarket operator, from May 1996 through April 1999, which company filed a petition for bankruptcy in January of 1998. Mr. Hagan also previously served as Executive Vice President and Chief Financial Officer of Revco D.S., Inc.

               Mr. Hartshorn was named Executive Vice President, Merchandising in February 2001. Since February 2000, he served as Senior Vice President, Logistics and Merchandising Operations. He joined the Company as Vice President, Operations in 1992 and was named Vice President, Merchandising Operations in 1993. Before joining the Company, he was director of store operations for McCrory/TG&Y, a retailing company, where he held various management positions in operations since 1968.

               Mr. Layne was named Vice President, Merchandising Support in February 2001. He joined the Company in 1985 and served various positions including staff attorney, senior director of administration and most recently, Corporate Secretary.

               Mr. O'Briant was named Executive Vice President, Operations in February 2001. Since February 2000, he served as Executive Vice President, Merchandising. Mr. O'Briant joined the Company in 1991 as Hardlines Merchandise Manager, was named General Merchandise Manager in 1992, Vice President, Merchandising in 1995, and Senior Vice President, Merchandising in 1998. Before joining Dollar General, Mr. O'Briant had 17 years of service with Fred's, Inc., a discount retailer, where he served in a number of executive management positions including Vice President, Hardlines, Vice President, Softlines and Vice President, Household Products.

               Mr. Lewis joined the Company as Vice President, Controller in October, 2001. From May 1999 through September 2001, Mr. Lewis served as Group Vice President, overseeing operational, planning and administrative functions for Lux Corp., an apparel retailer doing business as "Mr. Rags" and a wholly owned subsidiary of Claire's Stores, Inc. Mr. Lewis served as Vice President of Finance from 1996 until May 1999, and as Controller from November 1988 until May 1999, for Claire's Stores, Inc., a retailer of popular-priced fashion accessories and apparel.

               Mr. Sims was named Vice President, Distribution in March 1999. Before joining the Company, Mr. Sims served with Hills Department Stores, a mass merchandising company, in various management positions including Senior Vice President, Logistics from 1997 to 1999. From 1995 to 1996, Mr. Sims served as Vice President, Logistics for Thorn Services International, a rent-to-own services company. From 1992 to 1994, Mr. Sims served as Vice President, Logistics for Lesco, Inc., a manufacturer and distributor of industrial products.

               Mr. Warner was named Vice President, General Merchandising Manager in November 1998. Mr. Warner joined the Company in 1989 as a hardware buyer. Mr. Warner has held various management positions with the Company including Hardlines Divisional Merchandise Manager, Director of Products and Processes and General Merchandise Manager.

Section 16(a) Beneficial Ownership Reporting Compliance

               Section 16(a) of the 1934 Act and the disclosure requirements of
Item 405 of Regulation S-K of the Rules and Regulations of the SEC require the Company's executive officers and directors, and any person who owns more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, the applicable market or exchange upon which the Company's shares are listed and the Company. Based solely on the Company's review of copies of such forms it has received and based on written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its officers, directors and greater-than-ten-percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the Company's 2000 fiscal year.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

               The following table provides information as to annual, long-term or other compensation paid or accrued during 2000, 1999 and 1998, for the CEO and the persons who, at the end of 2000, were the other four most highly-compensated executive officers of the Company (collectively, the "Named Executive Officers") or those who are otherwise required to be included in this table.


===================================================================================================================================
                                                                                             Long-term
                                                             Annual Compensation         Compensation Awards
                                             -------------------------------------   ---------------------------
Name and Principal Position         Year    Salary ($)   Bonus ($)   Other Annual   Restricted    Securities
                                                                      Compensation     Stock       Underlying          All Other
                                                                        ($)(1)        Awards ($)  Options (#)(2)    Compensation(3)
-------------------------------  --------  ------------  ----------  --------------  -----------  --------------  -----------------
Cal Turner, Jr., Chairman and      2000      775,029      356,500        22,080           0            205,168         166,084
Chief Executive Officer            1999      766,667      485,750        12,866           0            205,995         156,782
                                   1998      704,167      528,000         8,153           0            209,608         151,410
-------------------------------  --------  ------------  ----------  --------------  -----------  --------------  -----------------

Brian Burr, Executive Vice         2000      333,346      149,500        56,444           0             66,061          26,843
President and Chief Financial      1999      320,833       88,500        16,704           0             88,375          19,951
Officer(4)                         1998      137,500            0             0           0            180,541               0
-------------------------------  --------  ------------  ----------  --------------  -----------  --------------  -----------------
Bob Carpenter, President and       2000      337,512      126,500        19,049           0            164,555          51,551
Chief Operating Officer(5)         1999      270,833      147,500        13,664           0             74,159          39,219
                                   1998      230,833      138,000         8,738           0             67,430          32,150
-------------------------------  --------  ------------  ----------  --------------  -----------  --------------  -----------------

Tom Hartshorn, Executive Vice      2000      201,674       85,100         3,584           0             96,340          21,785
President, Merchandising           1999      181,249      100,300         4,081           0             48,750           7,731
                                   1998      167,083      110,400         3,502           0             48,961           4,177
-------------------------------  --------  ------------  ----------  --------------  -----------  --------------  -----------------
Stonie O'Briant, Executive Vice    2000      245,842      103,500         5,758           0             66,061          21,139
President, Operations              1999      219,167      112,100         4,059           0             74,159          19,995
                                   1998      186,667      117,300         2,525           0            135,975          18,404
-------------------------------  --------  ------------  ----------  --------------  -----------  --------------  -----------------
Earl Weissert Executive Vice       2000      297,510      170,000        23,463           0             66,061          32,270
President, Operations(6)           1999      201,875            0        93,467           0            121,229               0
                                   1998            0            0             0           0                  0               0
===============================  ========  ============  ==========  ==============  ===========  ==============  =================

Options Granted in Last Fiscal Year

               The following table provides information as to options granted to the Named Executive Officers during 2000. The Company granted no Stock Appreciation Rights in 2000, and no Named Executive Officer holds any Stock Appreciation Rights.


---------------------------------
(1) The amounts reported in this column include gross-ups for tax reimbursements and $42,831 reimbursed to Mr. Burr for relocation expenses in 2000.
(2) Includes options granted under the Stock Plus program, which awards grants to key employees who maintain a specified level of stock ownership, as well as options granted under the Stock Incentive Program which are tied to employee and company performance. All share amounts have been adjusted to reflect all common stock splits as of the date of this report.
(3) Includes contributions to retirement and deferred compensation plans in 2000, 1999 and 1998.
(4)   Mr. Burr left the Company in February 2001.
(5)   Mr. Carpenter retired effective as of October 1, 2001.
(6)   Mr. Weissert left the Company in January 2001.



===============================================================================================================================
                                                                                                  Potential Realizable Value at
                                                                                                     Assumed Annual Rates of
                                                                                                     Stock Price Appreciation
                                                                                                               for
                                                               Individual Grants                           Option Term
                  ------------------------------------------------------------------------------ ------------------------------

                       Number of             % of Total             Exercise
                       Securities              Options               or Base
                   Underlying Options        Granted to               Price        Expiration
      Name           Granted (#)(7  )     Employees In 2000 (%)     ($/Share)          Date           5% ($)       10% ($)
----------------- --------------------- ---------------------- ------------------ -------------- -------------- ---------------
Cal Turner, Jr.               109,425                  3.54          $   21.25        4/4/2010      1,462,357     3,705,899
                               54,712                                $   21.25        4/4/2010        731,172     1,852,933
                               41,031                                $   17.31        6/5/2010        446,670     1,131,950
----------------- --------------------- ---------------------- ------------------ -------------- -------------- ---------------

Brian Burr                     33,593                  1.14          $   21.25        4/4/2010        448,937     1,137,695
                               16,793                                $   21.25        4/4/2010        224,422       568,729
                               15,675                                $   17.31        6/5/2010        170,641       432,437
----------------- --------------------- ---------------------- ------------------ -------------- -------------- ---------------
                                                       2.84
Bob Carpenter                  25,713                                $   14.65       2/21/2010        236,902       600,356
                               12,861                                $   14.65       2/21/2010        118,492       300,283
                               19,040                                $   14.65       2/21/2010        175,421       444,552
                                9,523                                $   14.65       2/21/2010         87,738       222,346
                               74,125                                $   21.25        4/4/2010        990,607     2,510,393
                               23,293                                $   17.31        6/5/2010        253,571       642,600

----------------- --------------------- ---------------------- ------------------ -------------- -------------- ---------------

Tom Hartshorn                   9,852                  1.66          $   14.65       2/21/2010         90,769       230,028
                                4,921                                $   14.65       2/21/2010         45,339       114,897
                               13,553                                $   14.65       2/21/2010        124,868       316,440
                                6,772                                $   14.65       2/21/2010         62,393       158,115
                               33,593                                $   21.25        4/4/2010        448,937     1,137,695
                               16,793                                $   21.25        4/4/2010        224,422       568,729
                               10,856                                $   17.31        6/5/2010        118,180       299,492
----------------- --------------------- ---------------------- ------------------ -------------- -------------- ---------------
                                                       1.14
Stonie O'Briant                33,593                                $   21.25        4/4/2010        448,937     1,137,695
                               16,793                                $   21.25        4/4/2010        224,422       568,729
                               15,675                                $   17.31        6/5/2010        170,641       432,437

----------------- --------------------- ---------------------- ------------------ -------------- -------------- ---------------

Earl Weissert                  33,593                  1.14          $   21.25        4/4/2010        448,937     1,137,695
                               16,793                                $   21.25        4/4/2010        224,422       568,729
                               15,675                                $   17.31        6/5/2010        170,641       432,437
================= ===================== ====================== ================== ============== ============== ===============

------------------------------


(1) Options granted under the Stock Incentive Program will vest nine and one-half years from the date of grant. These options may vest on an accelerated basis upon the attainment of individual and Company performance goals. Each Named Executive Officer met Company stock ownership requirements to receive additional grants under the Stock Plus Program. Option grants for each Named Executive Officer are listed in the following order: (1) Stock Incentive Program grants which for purposes of accelerated vesting are tied to earnings goal one, (2) Stock Incentive Program grants which for purposes of accelerated vesting are tied to earnings goal two and (3) Stock Plus Program grants. All share amounts and prices have been adjusted to reflect all common stock splits as of the date of this report.

Aggregated Option Exercises in the Last Fiscal Year and Year-End Values

               The following table provides information as to options exercised or held by the Named Executive Officers during 2000.


======================================================================================================================
                                                                                          Value of Unexercised
                                                     Number of Securities                     In-the-Money
                                                   Underlying Unexercised              Options at Fiscal Year-End
                                                 Options at Fiscal Year End                       ($)
----------------------------------------------------------------------------------------------------------------------
                      Shares
                    Acquired on      Value
                     Exercise      Realized
Name                     (#)        ($)(1)        Exercisable      Unexercisable      Exercisable      Unexercisable
----------------- -------------- ------------- ----------------- ----------------- ----------------- -----------------
Cal Turner, Jr.          357,621     2,443,516            41,200           864,542                 0         4,739,865
----------------- -------------- ------------- ----------------- ----------------- ----------------- -----------------
Brian Burr                     0             0           142,160           192,813           244,839           138,135
----------------- -------------- ------------- ----------------- ----------------- ----------------- -----------------
Bob Carpenter                  0             0           398,000           377,354         4,549,116         1,803,830
----------------- -------------- ------------- ----------------- ----------------- ----------------- -----------------
Tom Hartshorn             50,000       870,975           388,814           246,879         4,710,304         1,232,515
----------------- -------------- ------------- ----------------- ----------------- ----------------- -----------------
Stonie O'Briant          142,712     2,100,002           172,916           255,250           814,101         1,015,369
----------------- -------------- ------------- ----------------- ----------------- ----------------- -----------------
Earl Weissert                  0             0            18,750                 0                 0                 0
================= ============== ============= ================= ================= ================= =================


Employee Retirement Plan

               The Dollar General Corporation 401(k) Savings and Retirement Plan (the "401(k) Plan") became effective on January 1, 1998. Balances in two earlier plans were transferred into the 401(k) Plan.

               The Company makes a discretionary annual contribution, which has generally been equal to 2% of each eligible employee's compensation. Seventy-five percent of this contribution will be made in cash, while the remaining twenty-five percent will be contributed in the Company's Common Stock. Eligible employees are not required to make any additional contributions in order to receive this contribution from the Company. However, participants may elect to contribute between 1% and 15% of their annual salary, up to a maximum annual contribution of $10,500. The Company will match fifty percent of employee contributions, up to 6% of annual salary.

------------------------------
(1) Market value of underlying securities at exercise, minus the exercise price.

               The 401(k) Plan covers substantially all employees, including the Named Executive Officers, subject to certain eligibility requirements. The 401(k) Plan is subject to the Employee Retirement and Income Security Act ("ERISA").

               A participant's right to claim a distribution of his or her account balance is dependent on ERISA guidelines, Internal Revenue Service regulations and the vesting schedule below:

Employee Contributions            Immediately Vested
Dollar General Discretionary
Contribution (2%)                 Immediately Vested
Employer Matching Contribution    At the end of the 1st - 3rd Years    0% Vested
                                  At the end of the 4th Year          40% Vested
                                  At the end of the 5th Year         100% Vested

               As of February 2, 2001, Messrs. Turner, Carpenter, Burr, O'Briant, Hartshorn and Weissert had 35, 19, 2, 9, 9 and 1 years of credited service, respectively. The estimated present value of benefits under the plan as of January 1, 2001, was $723,768 for Cal Turner, Jr.; $343,971 for Bob Carpenter; $200,117 for Brian Burr; $125,709 for Stonie O'Briant; $122,817 for Tom Hartshorn; and $12,592 for Earl Weissert. Upon retirement, each participant has the option of taking a lump sum or an average annual payment over a 10-year period.

Other Executive Benefits

               The Company offers the Supplemental Executive Retirement Plan (the "SERP") and Compensation Deferral Plan (the "CDP") to certain key employees who are determined to be eligible by the CGC Committee. Pursuant to the CDP, participants make annual elections to defer up to 100% of base pay, reduced by any deferrals to the qualified plan, and up to 100% of bonus. All participants are 100% vested for all compensation deferrals. Pursuant to the SERP, the Company makes an annual contribution to all participants who are actively employed on December 31. The contribution percentage is based on age plus service where:

               Age plus Service             Percent of Base plus Bonus
               ----------------             --------------------------
                                        Non-Officer                Officers
                                        -----------                --------
                      <40                  2.0%                     3.0%
                     40-59                 3.0%                     4.5%
                     60-79                 5.0%                     7.5%
                  80 or more               8.0%                    12.0%


               Participants have actual investment funds to choose from which mirror the investment options available in the 401(k) Plan. The SERP is non-qualified and is, therefore, not subject to certain requirements under ERISA. The estimated present value of benefits under the SERP and CDP as of January 1, 2001, was $4,528,108 for Cal Turner, Jr.; $668,307 for Bob Carpenter; $165,393 for Brian Burr; $332,748 for Stonie O'Briant; $117,815 for Tom Hartshorn; and $44,224 for Earl Weissert.


Compensation of Directors

               Directors receive a $5,000 quarterly retainer plus $1,250 for attending each regular meeting of the Board of Directors or any committee thereof. Committee chairpersons receive an additional $250 for each committee meeting attended. Compensation for telephonic meetings is one-half the above rates. Directors who are officers of the Company do not receive any separate compensation for attending Board or committee meetings. In addition, the directors who are not employees of the Company are entitled to receive nonqualified options for the purchase of Common Stock pursuant to the Company's 1998 Stock Incentive Plan.

               A non-employee director may defer all or a part of any fees normally paid by the Company to the director pursuant to a voluntary nonqualified compensation deferral plan. The compensation eligible for deferral includes the annual retainer, meeting and other fees, as well as any per diem compensation for special assignments, earned by a director for his or her service to the Board or one of its committees. The compensation deferred is credited to a liability account, which is then invested at the option of the director, in either an account which mirrors the performance of a fund selected by the CGC Committee, or in a phantom stock account which mirrors the performance of the Common Stock. In accordance with a director's election made at the time of the deferral, the deferred compensation will be paid in a lump sum or in annual installments, or a combination of both upon a director's resignation or termination from the Board. All deferred compensation will be immediately due and payable upon a "change in control" (as defined in the deferred compensation plan) of the Company.

Compensation Committee Interlocks and Insider Participation

               During 2000, the Executive Compensation and Corporate Governance Committee of the Board of Directors (the "CGC Committee") was comprised of Messrs. Bottorff, Gee, Wilds and Wire. None of these persons has at any time been an officer or employee of the Company or any subsidiary of the Company during 2000. No executive officer of the Company served as a member of a compensation committee or as a director of any entity of which any of the Company's directors served as an executive officer.

               Report of the Executive Compensation and Corporate Governance Committee of the Board of Directors on Executive Compensation

               The Executive Compensation and Corporate Governance Committee prepared the following executive compensation report:

               What is the Company's compensation philosophy?

               The Company has adopted the concept of pay-for-performance, linking management compensation, Company performance and shareholder return. This strategy reflects the Company's desire to reward results that are consistent with the key goals of the Company and its shareholders. The CGC Committee and the Company believe that combining the variable, direct and indirect pay components of the Company's compensation program enables the Company to attract, retain and motivate result-oriented employees to achieve higher levels of performance.

               What is the Company's variable compensation philosophy?

               At nearly all levels of the Company, a significant portion of pay is variable, being contingent upon Company (or store unit) performance. The performance-based component, whether annual or long-term incentive, is significant enough to serve as a strong incentive for excellent performance. Additionally, performance-based compensation, through the grants of stock options to employees, serves to increase employee ownership of the Company.

               What is the Company's direct compensation philosophy?

               Though performance-based compensation is emphasized, base pay is competitive. The Company believes base pay should relate to the skills required to perform a job and to the value of each job performed relative to the industry, the market and the job's strategic importance to the Company. This method of valuation allows the Company to respond to changes in its employment needs and changes in the labor market. Increases in base pay require a satisfactory or better level of performance as approved by the CGC Committee.

               What is the Company's indirect compensation philosophy?

               The Company's indirect compensation programs are intended to protect employees from extreme financial hardship in the event of a catastrophic illness or injury and to provide limited income security for retirement years. The Company believes that its health, life and disability benefit programs should provide competitive levels of protection without jeopardizing the Company's position as a low-cost retailer. The Company manages health-care costs aggressively and enlists employee assistance in cost management. Employees have various opportunities to share in health-care cost reductions and are encouraged to adopt healthy lifestyles.

               The Company believes its retirement plans should provide limited income security at retirement for the typical employee. Employees are also invited to share in ownership of the Company through participation in the Dollar General Direct Stock Purchase Plan and the Dollar General Corporation 401(k) Savings and Retirement Plan.

               How are the Company's officers compensated?

               Under the supervision of the CGC Committee, the Company has developed compensation policies and programs designed to provide competitive levels of compensation that integrate pay with the Company's annual and long-term performance goals. The Company is committed to creating an incentive for its employees that encourages a team approach to accomplish corporate objectives and to create value for shareholders.

               The executive officers' compensation for 2000 reflected the Company's increasing emphasis on tying pay to both short-term and long-term incentives. The short-term incentive is an annual cash bonus that is based on company performance and linked to a percentage of the executive officer's salary. The long-term incentives are performance-accelerated stock options. Incentive pay awarded to the Chief Executive Officer and the other Named Executive Officers is determined by Company performance goals that are established annually. The CGC Committee's approach to base compensation is to offer competitive (although slightly lower than median) salaries to the Chief Executive Officer and the other Named Executive Officers in comparison with market practices. Base salaries have become a relatively smaller component of the total executive officer compensation package as compared with the Company's pay-for-performance component. The 2000 average base salaries for the Named Executive Officers (not including the Chief Executive Officer) increased 13% over 1999 base salaries. (Note:
This included increases in salary due to promotions of three of the incumbents during the year.)

               How does the Company determine the CEO's and the other Named Executive Officers' salary increases?

               The increase in base salaries in 2000 was determined based upon:

               o a review of peer group comparison data (using the peer group compensation survey published by Hewitt, formerly known as the MCS survey);* and

               o the subjective analysis of the CGC Committee, after evaluating the recommendations, peer group data, the Company's overall performance, and the respective individual performance criteria of the Chief Executive Officer and the other Named Executive Officers.

               Please explain the Company's annual cash bonus program.

               The Company's annual cash bonus program for the executive officers makes up the short-term incentive component of the executive officers' cash compensation. The payment of annual cash bonuses is based on both objective and subjective criteria. All full-time employees are eligible to receive a cash bonus.

               Objective criteria for executive officers and corporate office employees include actual earnings improvement goals established by the CGC Committee at the end of the prior fiscal year. The Company uses earnings improvement for determining target goals for the executive officers' variable pay for two primary reasons: first, it is a defined measure of total Company performance; and second, it is a measure that can be easily identified and reviewed by shareholders. The objective criteria for field-based employees are primarily based upon store performance.

               In order for an executive officer or corporate office employee to receive a cash bonus under the cash bonus program effective for 2000, the Company had to meet CGC Committee-established earnings improvement goals, each exceeding the prior year's performance. For executive officers, if the Company reached the "target" goal, which was considered by the CGC Committee to be challenging, then 25% of salary was to be awarded to each executive officer as a cash bonus. If the Company reached the "stretch" goal, which was considered by the Committee to be extremely challenging, then 75% of salary was to be awarded to each executive officer as a cash bonus. The percentage of salary awarded for earnings performance falling between the "target" and "stretch" goals is on a graduated scale (from 26% of salary to 74% of salary) commensurate with the earnings improvement over the prior year.

               Subjective performance criteria include the results of each employee's annual performance and productivity improvement reviews. Each employee's performance is reviewed pursuant to the Company's Performance Review

------------------------------
* The peer group compensation survey is published annually by Hewitt (formerly known as the MCS survey). The 2000 survey included the following mass-merchandising companies: Ames Department Stores, Consolidated Stores, K-Mart Stores, Target Stores, Garden Ridge, Shopko Stores, Ross Stores, TJX Companies, Value City and Wal-Mart Stores. For the past eleven years, the Company has used this well-known peer-group annual salary survey when reviewing and establishing the Company's executive compensation policies. Because the Company uses this survey for executive compensation comparison, and because the Company ties executive compensation directly to Company performance, the same peer group survey, with the exception of those companies that are not publicly traded (and for which stock comparison data is therefore unavailable), is used for Company performance comparison purposes.

Process. The Performance Review Process is a comprehensive program that focuses on total performance improvement by concentrating on development goals that tie to performance improvement areas identified in the performance review. Development goals emphasize skill enhancement, leadership development, performance improvement and career goal aspirations of employees. Performance goals focus on the key results required to actively pursue the Company's mission. Development and performance goals are set annually for each management employee with the employee's supervisor, and the payment of an annual bonus is dependent upon the employee achieving his/her individual goals. That is, Company performance is not the sole criterion by which an employee's annual cash bonus payout is determined. Two factors determine whether an employee receives an annual cash bonus: (a) the Company must achieve an established earnings goal; and (b) the individual must achieve a satisfactory performance evaluation based upon the above-described Performance Review Process factors. Therefore, equal weight is given to each of these factors.

               Based on performance during 2000, executive officers will not receive a cash bonus in 2001. Executive officers received 46% of their annual salaries as cash bonuses in
1999.

               Please explain the Company's Employee Stock Incentive Program.

               The Company grants non-qualified stock options under the 1998 Stock Incentive Plan. Stock options are awarded to the executive officers, department directors, field management (including store managers and assistant store managers) and other personnel considered to be in key positions, as approved by the CGC Committee. The Company uses stock options as an incentive for outstanding performance and to encourage stock ownership.

               Executive officers, department directors and other key employees receive "performance-accelerated" stock options with annual accelerated-vesting schedules tied to the achievement of corporate performance goals (as measured by earnings improvement) and individual performance goals (as measured by the Performance Review Process).

               In 2000, because the Company did not meet its stock option program performance goals, the eligible employees did not vest on an accelerated basis in the options under this program. In 1999, each eligible employee vested in the maximum number of options, which could vest on an accelerated basis under this program because (1) the Company met its stock option program earnings goals and (2) each eligible employee achieved his or her previously established performance goals.

               What is a "performance-accelerated" stock option?

               To further encourage outstanding performance, the CGC Committee adopted a compensation program that ties the acceleration of stock option vesting to earnings goals. Each eligible employee receives stock option grants with a nine-and-one-half year vesting schedule. However, if the eligible employee meets his/her individual goals and the Company meets or exceeds its established earnings goal, then the stock option grant tied to that goal will vest on an accelerated basis.

               How does the Company determine how many stock options to grant?

               In determining the number of the shares subject to stock options granted to the employees eligible to participate in the stock incentive plans, the CGC Committee takes into account the employees' scope of accountability, their strategic and operational responsibilities and competitive compensation data.

               How does the Company encourage officers to own Company stock?

               The CGC Committee established a stock option program called the Stock Plus Program. This program, which is composed of option grants under the 1993 Employee Stock Incentive Plan, the 1995 Employee Stock Incentive Plan and the 1998 Stock Incentive Plan, awards executive officers and other key employees, as determined by the CGC Committee, additional stock options as an incentive for meeting Company stock ownership targets. Stock ownership targets are generally equal to at least two-and-one-half times salary and must be maintained for at least a year prior to receiving a Stock Plus grant. The Chief Executive Officer is required to maintain ownership of four times his salary to be eligible to participate in this program. In 2000 and 1999, each executive officer vested in the maximum number of Stock Plus Program options.

               How is the Chief Executive Officer compensated?

               As with the other executive officers, the CEO's compensation reflects the Company's increasing emphasis on tying compensation to both short-term and long-term performance. When determining the CEO's salary, the CGC Committee considers the CEO's prior-year performance and expected future contributions to the Company as well as peer-industry survey results published annually. The CEO's annual salary for 2000 was 4% lower than the median of the industry comparison group. The CEO did not receive an increase in his annual salary in 2000.

               The CGC Committee believes the CEO should have some compensation at risk in order to encourage performance that maximizes shareholder return; therefore, it has created a significant opportunity for additional compensation through performance-accelerated incentives. The performance-accelerated compensation for which the CEO is eligible takes the form of both short-term and long-term incentives. Like other executive officers, the CEO is eligible for a cash bonus (the short-term incentive component) based on the attainment of individual goals and Company earnings improvement goals. Also like other executive officers, the CEO is eligible for Stock Incentive Program non-qualified performance-accelerated stock options and stock-ownership-based Stock Plus Program stock options (the long-term incentive component). The Stock Incentive Program stock options, which have a nine-and-one-half year vesting schedule, can be accelerated to an earlier vesting date if certain CGC Committee-established Company earnings improvement goals and individual performance goals are achieved.

               The CGC Committee believes that in order to maximize the CEO's performance, a substantial portion of the CEO's compensation should be tied directly to overall Company performance. Consistent with this philosophy, the CGC Committee has established a salary for the CEO that is at or below the median for CEOs of the peer-group compensation survey participants and has emphasized the pay-for-performance components of the CEO's total compensation package. When determining the pay-for-performance component of the CEO's compensation package, the CGC Committee takes into consideration prior pay-for-performance awards. The CGC Committee determined that based on the CEO's individual performance and the performance of the Company, it was important to continue its incentive compensation program in a manner that is competitive in the industry and that continues to motivate and reward outstanding performance.

               Under the Company's short-term incentive program (the cash bonus component), the CEO's total possible cash-bonus incentive is 100% of his salary. To be eligible for a cash bonus, the CEO must achieve personal performance goals established by the CGC Committee, and the Company must meet at least one of its earnings improvement goals. If the CEO meets his individual performance goals and the Company meets its CGC Committee-established cash bonus program "target" goal, the CEO will receive a cash bonus equal to 25% of his annual salary. If the CEO's individual goals are met and the CGC Committee-established cash bonus program "stretch" earnings goal is met, then the CEO will receive a cash bonus equal to 100% of his annual salary. The percentage of salary awarded for earnings performance falling between the "target" and "stretch" goals is on a graduated scale (from 26% to 99% of salary) commensurate with the earnings performance.

               Because the Company did not meet the target earnings goal set for 2000, the CEO did not receive a cash bonus that would have been paid in 2001. Because the Company exceeded its "target" earnings goal set for 1999, but did not achieve its "stretch" earnings goal established for awarding cash bonus, the CEO's short-term incentive compensation program rewarded the CEO with a cash bonus (paid in 2000) of 46% of his annual salary.

               The CEO's long-term incentive compensation program for 2000 rewarded the CEO with stock option grants up to approximately three to four-and-one-half times his annual salary. In 2000, because the CGC Committee-established stock option program goals were not met, the CEO will not vest in any shares available in his stock option grants on an accelerated basis.

               The CEO also participates in the Company's Stock Plus program. This program rewards the CEO with additional stock options if he maintains a level of Company stock ownership equal to at least four times his salary.

               How is the Company addressing Internal Revenue Code limits on the deductibility of executive compensation?

               The Omnibus Budget Reconciliation Act of 1993 (the "Act") places a $1,000,000 limit on the amount of certain types of compensation for each of the Company's executive officers that will be considered tax deductible. The Company believes that its stock plans, under which stock option grants were made to the executive officers, comply with the Internal Revenue Service's regulations on the deductibility limit. The Company currently has an agreement with the CEO that will result in the deferral of non-performance-related compensation in excess of the $1,000,000 limit to a year in which the limit would not be exceeded. The Company continues to consider modifications to other compensation programs in light of the Act.

               William S. Wire, II - Chairman
               David M. Wilds
               Dennis C. Bottorff
               E. Gordon Gee

Common Stock Performance

               The following performance graph compares the Company's cumulative total shareholders' return during the previous five years with a performance indicator of the overall stock market and the Company's peer group. For the overall stock market performance indicator, the Company uses the S&P 500 Index. For the peer group stock market performance indicator, the Company uses the stock market results of the publicly held participants of the compensation survey published by Hewitt used by the CGC Committee when reviewing and establishing the Company's executive compensation policies. See "Report of the Executive Compensation and Corporate Governance Committee of the Board of Directors on Executive Compensation.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
              AMONG DOLLAR GENERAL CORPORATION, THE S&P 500 INDEX
                                AND A PEER GROUP



                 [GRAPHIC - CHART PLOTTED POINTS TABLE LISTED BELOW]

                                                        Cumulative Total Return
                               ------------------------------------------------------------------------
                                 1/96       1/97        1/98         1/99          1/00          1/01

DOLLAR GENERAL CORPORATION      100.00     156.86      289.23       311.16        332.89        384.05
S&P 500                         100.00     126.34      160.34       212.43        234.41        232.30
PEER GROUP                      100.00     126.42      205.62       417.85        502.88        532.64







ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

               The following table sets forth certain information concerning persons who, as of December 14, 2001, were known by management to be beneficial owners of more than five percent of the Company's common stock. Unless otherwise indicated, each person for whom information is provided had sole voting and investment power over the shares of common stock listed opposite his or her name.

                                              Amount and
                                              Nature of            Percent of
Name and Address of                           Beneficial           Shares
Beneficial Owner                              Ownership            Outstanding
-------------------------------------------------------------------------------
Cal Turner, Jr.                              48,148,818(1)            14.9%
  100 Mission Ridge
  Goodlettsville, TN 37072-2170
James Stephen Turner                         41,087,516(2)            12.7%
  138 Second Avenue
  Nashville, TN 37201
Turner Children Trust(3)                     31,625,784               9.51%
  dated January 21, 1980,
  Cal Turner, Jr. and James Stephen Turner,
  Co-Trustees
  100 Mission Ridge
  Goodlettsville, TN 37072-2170
Capital Research and Management Company      31,133,000(4)            9.36%
  333 South Hope Street
  Los Angeles, CA  90071
Wellington Management Company, LLP           24,626,675(5)            7.40%
  75 State Street
  Boston, MA 02109

Security Ownership by Officers and Directors

The following table sets forth certain information as of December 14, 2001, concerning all directors and nominees, the executive officers named in the Summary Compensation Table (the "Named Executive Officers") and all executive officers and directors as a group. Unless otherwise indicated, the persons for whom information is provided had sole voting and investment power over the shares of Common Stock beneficially owned. Computations are based on 332,577,284 shares of Common Stock outstanding as of December 14, 2001.



------------------------------
(1) Includes 41,449,796 shares held by various trusts and foundations (the largest of which is the "Turner Children Trust" shown in this table) for which Cal Turner, Jr. is a trustee; 727,587 shares held by Cal Turner, Jr.'s wife; 21,403 shares held in Company retirement and deferred compensation plans (IRA & 401(k)); direct ownership of 5,714,094 shares; and 235,938 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days. Cal Turner, Jr. has sole voting and investment power with respect to 5,971,435 shares of Common Stock and shared voting and investment power with respect to 41,449,796 shares of Common Stock. Cal Turner, Jr. disclaims ownership of the shares held by the various trusts and foundations, except to the extent of his pecuniary interests.
(2) Includes 38,694,207 shares held by various trusts and foundations (the largest of which is the "Turner Children Trust" shown in this table) for which James Stephen Turner is a trustee; and 56,445 shares held by James Stephen Turner's wife. James Stephen Turner has sole voting and investment power with respect to 2,336,864 shares of Common Stock and shared voting and investment power with respect to 38,694,207 shares of Common Stock. James Stephen Turner disclaims ownership of the shares held by the various trusts and foundations, except to the extent of his pecuniary interests.
(3) The co-trustees of the "Turner Children Trust" are Cal Turner, Jr. and James Stephen Turner.
(4) According to a Form 13-F (effective September 30, 2001) filed by Capital Research and Management Company on November 14, 2001, it has shared investment power with respect to 31,133,000 shares of Common Stock, but does not have sole or shared voting power over any of the shares of Common Stock. The Company is unable to ascertain more recent information about this entity's holdings.
(5) According to a Form 13-F (effective September 30, 2001) filed by Wellington Management Company, LLP on November 14, 2001, it has sole investment power with respect to 20,813,241 shares of common stock, shared investment power with respect to 3,813,434 shares of Common Stock, sole voting power with respect to 10,777,173 shares of Common Stock, shared voting power with respect to 3,013,309 shares of Common Stock and no voting power with regard to 10,836,193 shares of Common Stock. The Company is unable to ascertain more recent information about this entity's holdings.

 Nominee/Executive          Shares Beneficially              Percent of
     Officers                      Owned                Shares Outstanding(1)
------------------------------------------------------------------------------
Dennis C. Bottorff               15,621      (2)                *
Barbara L. Bowles                 4,150      (3)                *
James L. Clayton                478,623      (4)                *
Reginald D. Dickson              59,512      (5)                *
E. Gordon Gee                     6,308      (6)                *
John B. Holland                 503,304      (7)                *
Barbara M. Knuckles              20,664      (8)                *
David M. Wilds                  269,665      (9)                *
William S. Wire, II              49,457      (10)               *
Cal Turner, Jr.              48,148,818      (11)             14.9%
Brian Burr                       25,500      (15)               *
Bob Carpenter                 1,627,142      (12,15)            *
Tom Hartshorn                   630,936      (13)               *
Stonie O'Briant                 328,614      (14)               *
Earl Weissert                    31,313      (15)               *
All directors and            51,101,338      (16, 17)         15.8%
executive officers as
a group (20 persons)

------------------------------
(1)   * Denotes less than 1% of class.

(2) Includes 13,669 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(3) Includes 3,150 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(4) Includes 67,738 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(5) Includes 39,726 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(6) Includes 6,308 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(7) Includes 33,476 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(8) Includes 13,938 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(9) Includes 67,738 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(10) Includes 33,476 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(11) Includes 235,938 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days, and also includes shares beneficially owned as set forth under "Security Ownership of Certain Beneficial Owners."
(12) Includes 656,628 shares issuable upon the exercise of outstanding options or options exercisable within 60 days, and 494,449 shares for which Mr. Carpenter has shared voting and investment rights as a Co-Trustee of the Calister Turner, III 1994 Generation Skipping Trust.
(13) Includes 445,427 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(14) Includes 238,041 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(15)  Denotes that executive officer has left the Company.
(16) Includes 1,680,723 shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days.
(17) Includes only those individuals who were directors or executive officers as of December 14, 2001.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               John B. Holland, a director of the Company, was a director and executive officer of Fruit of the Loom, Inc., a manufacturer of underwear and other soft goods during 2000. In 2000, the Company purchased approximately $53.5 million in goods from Fruit of the Loom, Inc.

               The Board of Directors has authorized the Company, pursuant to the Company's By-laws and Section 48-18-504 and Section 48-18-507 of the Tennessee Business Corporation Act, to advance to the Chairman and Chief Executive Officer and to certain officers, employees and agents of the Company reasonable expenses, including legal fees, for representation in connection with legal proceedings and investigations arising out of the Company's April 30, 2001, announcement of its intention to restate certain previously released financial information. Such advances have been made pursuant to a written undertaking by each such person to repay in full the amounts advanced if it is ultimately determined that such person is not entitled to indemnification by the Company in connection with such legal proceedings and investigations. No interest is being charged on these advances. Because the legal proceedings are at any early stage, the Company cannot reasonably estimate the total amount of expenses that may ultimately be advanced, either to any individual officer, employee or agent or in the aggregate.

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

         (3) Exhibits: See Index to exhibits immediately following the signature page.

(b)      (1)   A Current Report on Form 8-K, dated November 2, 2000, was
               filed with the SEC in connection with an announcement about
               October 2000 sales results and November 2000 sales expectations.

         (2) A Current Report on Form 8-K, dated November 9, 2000, was filed with the SEC in connection with an announcement about third quarter earnings and the Company's expectations for financial results for the 2000 fiscal year.

         (3) A Current Report on Form 8-K, dated December 1, 2000, was filed with the SEC in connection with an announcement about November 2000 sales results and December 2000 sales expectations.

         (4) A Current Report on Form 8-K, dated January 4, 2001, was filed with the SEC in connection with an announcement about December 2000 sales results and January 2001 sales expectations.

         (5) A Current Report on Form 8-K, dated January 23, 2001, was filed with the SEC in connection with an announcement about January 2001 sales results and the Company's updated earnings outlook for the 2000 fiscal year.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       DOLLAR GENERAL CORPORATION




Date:  January 14, 2002                By: /s/ Cal Turner, Jr.
                                           ---------------------------------
                                           CAL TURNER, JR., CHIEF EXECUTIVE
                                           OFFICER

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                           Title                                      Date
----                           -----                                      ----
/s/ Cal Turner, Jr.            Chairman and Chief Executive               January 14, 2002
-------------------            Officer (Principal Executive
CAL TURNER, JR.                Officer)


/s/ James J. Hagan             Executive Vice President and               January 14, 2002
------------------             Chief Financial Officer
JAMES J. HAGAN                (Principal Financial and Accounting
                               Officer)


/s/ Dennis C. Bottorff         Director                                   January 14, 2002
----------------------
DENNIS C. BOTTORFF

/s/ Barbara L. Bowles          Director                                   January 14, 2002
---------------------
BARBARA L. BOWLES

/s/ James L. Clayton           Director                                   January 14, 2002
--------------------
JAMES L. CLAYTON

/s/ Reginald D. Dickson        Director                                   January 14, 2002
------------------------
REGINALD D. DICKSON

/s/ E. Gordon Gee              Director                                   January 14, 2002
-----------------
E. GORDON GEE

/s/ John B. Holland            Director                                   January 14, 2002
-------------------
JOHN B. HOLLAND

/s/ Barbara M. Knuckles        Director                                   January 14, 2002
-----------------------
BARBARA M. KNUCKLES

/s/ David M. Wilds             Director                                   January 14, 2002
------------------
DAVID M. WILDS

/s/ William S. Wire, II        Director                                   January 14, 2002
-----------------------
WILLIAM S. WIRE, II


                                INDEX TO EXHIBITS

       3.1 Restated Charter (incorporated by reference to the Company's Current Report on Form 8-K filed February 29, 2000).

       3.2 Bylaws (incorporated by reference to the Company's Proxy Statement for the June 1, 1998, Annual Meeting of Shareholders).

       4.1 Sections 7, 8, 9, 10 and 12 of the Company's Restated Charter (included in Exhibit 3.1).

       4.2 Rights Agreement dated as of February 29, 2000, between Dollar General Corporation and Registrar and Transfer Company (incorporated by reference to the Company's Current Report on Form 8-K filed February 29, 2000).

       10.1 Indenture, dated as of June 21, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and First Union National Bank, as trustee (incorporated by reference to the Company's Registration Statement on Form S-4 filed August 1, 2000), as amended by the First Supplemental Indenture, dated as of July 28, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and First Union National Bank, as trustee.

       10.2 Master Agreement, dated as of June 11, 1999, by and among Dollar General Corporation; Certain Subsidiaries of Dollar General Corporation; Atlantic Financial Group, Ltd.; Three Pillars Funding Corporation; Certain Financial Institutions Parties Hereto; SunTrust Bank, Nashville N.A.; First Union National Bank, Bank of American National Trust and Savings Bank; The First National Bank of Chicago and Wachovia Bank, N.A.; and SunTrust Equitable Securities Corporation (incorporated by reference to the Company's Amended Quarterly Report for the quarter ended July 30, 1999, on Form 10-Q/A filed April 25, 2000).

       10.3 Master Lease Agreement, dated as of June 11, 1999, between Atlantic Financial Group, Ltd. and Dollar General Corporation and Certain Subsidiaries of Dollar General Corporation (incorporated by reference to the Company's Amended Quarterly Report for the quarter ended July 30, 1999, on Form 10-Q/A filed April 25,
               2000).

       10.4 Guaranty Agreement dated as of June 11, 1999, by Dollar General Corporation (incorporated by reference to the Company's Amended Quarterly Report for the quarter ended July 30, 1999, on Form 10-Q/A filed April 25, 2000).

       10.5 Subsidiary Guarantee dated as of June 11, 1999, by Dolgencorp, Inc., Dolgencorp of Texas, Inc., Dade Lease Management, Inc., Dollar General Financial, Inc. and Dollar General Partners

               (incorporated by reference to the Company's Amended Quarterly Report for the quarter ended July 30, 1999, on Form 10-Q/A filed April 25, 2000).

       10.6 Credit Agreement dated as of September 2, 1997, by and among Dollar General Corporation and SunTrust Bank, Nashville, N.A. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997).

       10.7 Master Agreement dated as of September 2, 1997, by and among Dollar General Corporation, Certain Subsidiaries of Dollar General Corporation, Atlantic Financial Group, Ltd., Certain Financial Institutions Parties hereto at SunTrust Bank, Nashville, N.A. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31,
               1997).

       10.8 Dollar General Corporation 1988 Outside Directors' Stock Option Plan, as amended, (incorporated herein by reference to the Company's Proxy Statement for the June 3, 1996, Annual Meeting of Stockholders).

       10.9 Dollar General Corporation 1989 Employee Stock Incentive Plan, as amended (incorporated by reference to the Company's Proxy Statement for the June 13, 1989, Annual Meeting of Stockholders).

       10.10 1993 Employee Stock Incentive Plan (incorporated herein by reference to the Company's Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).

       10.11 1993 Outside Directors Stock Option Plan (incorporated herein by reference to the Company's Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).

       10.12 1995 Employee Stock Incentive Plan (incorporated herein by reference to the Company's Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).

       10.13 1995 Outside Directors Stock Option Plan (incorporated herein by reference to the Company's Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).

       10.14 1998 Stock Incentive Plan (incorporated herein by reference to the Company's Proxy Statement for the June 5, 2000, Annual Meeting of Shareholders).

       10.15 Dollar General Corporation Supplemental Executive Retirement Plan and Compensation Deferral Plan (incorporated by reference to the Company's Registration Statement on Form S-8 filed December 21,
               1999).

       10.16 Dollar General Corporation Deferred Compensation Plan for Non-Employee Directors as amended and restated effective November 6, 2000.

       10.17 Sale and Purchase Agreement, dated as of June 1, 2000, among Dollar General Corporation as Lessee and Seller, FU/DG Fulton, LLC, as Lessor, and First Union Commercial Corporation, as Head Lessor.

       10.18. Sale and Purchase Agreement, dated as of June 1, 2000, among Dollar General Corporation as Lessee and Seller, FU/DG Indianola, LLC, as Lessor, and First Union Commercial Corporation, as Head Lessor.

       10.19 Lease Agreement, dated as of June 1, 2000, between FU/DG Fulton LLC, as Lessor and Dollar General Corporation, as Lessee.

       10.20 Lease Agreement, dated as of June 1, 2000, between FU/DG Indianola, LLC, as Lessor and Dollar General Corporation, as Lessee.

       21      Subsidiaries of the Registrant

       23      Consent of Independent Auditors