Form 10-Q
period 2001-05-04
DOLLAR GENERAL CORP
filed 2002-01-14
CIK 29534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended May 4, 2001

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


                                 (615) 855-4000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]. Note: The Company did not timely file its Annual Report on Form 10-K for fiscal 2000 and its quarterly reports on Form 10-Q for the first three quarters of fiscal 2001 as a result of the restatement of the Company's financial statements described herein and therein. Such quarterly report for the first quarter of fiscal 2001 is filed herewith, and such other quarterly reports on Form 10-Q and Annual Report on Form 10-K are being filed on the date hereof.

The number of shares of common stock outstanding as of December 14, 2001 was 332,577,284.

                           Dollar General Corporation

                                    Form 10-Q

                        For the Quarter Ended May 4, 2001

                                      Index

                                                                       Page No.

Part I.         Financial Information                                      3

Item 1.         Financial Statements (unaudited):                          3

                Condensed Consolidated Balance Sheets as of May 4,
                2001 and February 2, 2001                                  3

                Condensed Consolidated Statements of Income for the 13
                weeks ended May 4, 2001 and April 28, 2000 (restated)      4

                Condensed Consolidated Statements of Cash
                Flows for the 13 weeks ended May 4, 2001 and April
                28, 2000 (restated)                                        5

                Notes to Consolidated Financial Statements                 6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       15

Item 3.         Quantitative and Qualitative Disclosures About Market     18
                Risk

Part II.        Other Information                                         18

Item 1.         Legal Proceedings                                         18

Item 6.         Exhibits and Reports on Form 8-K                          21

Signatures                                                                22

Part I - Financial Information

Item 1. Financial Statements



                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                               May 4, 2001         February 2,
                                                               (Unaudited)            2001
ASSETS
Current assets:
     Cash and cash equivalents ..........................      $   160,894       $   162,310
     Merchandise inventories ............................          905,534           896,235
     Deferred income taxes ..............................           21,912            21,514
     Other current assets ...............................           37,896            44,868
                                                               -----------       -----------
               Total current assets .....................        1,126,236         1,124,927
                                                               -----------       -----------

     Property and equipment, at cost ....................        1,386,885         1,339,554
     Less:  accumulated depreciation and amortization ...          395,846           366,460
                                                               -----------       -----------
                                                                   991,039           973,094
                                                               -----------       -----------

     Merchandise inventories ............................          116,000           116,000
     Other assets .......................................           68,319            68,441
                                                               -----------       -----------
               Total assets .............................      $ 2,301,594       $ 2,282,462
                                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term obligations ...........      $     7,083       $     9,035
     Accounts payable ...................................          282,560           297,262
     Accrued expenses and other .........................          200,683           214,192
     Income taxes .......................................           20,122            17,446
                                                               -----------       -----------
               Total current liabilities ................          510,448           537,935
                                                               -----------       -----------

Long-term obligations ...................................          733,526           720,764
Litigation settlement payable ...........................          162,000           162,000

Shareholders' equity:
     Preferred stock ....................................               --                --
     Common stock .......................................          166,052           165,646
     Additional paid-in capital .........................          294,957           283,925
     Accumulated other comprehensive loss ...............           (2,839)               --
     Retained earnings ..................................          439,919           414,318
                                                               -----------       -----------
                                                                   898,089           863,889
     Less:  common stock purchased by employee
        deferred compensation trust .....................            2,469             2,126
                                                               -----------       -----------
               Total shareholders' equity ...............          895,620           861,763
                                                               -----------       -----------
               Total liabilities and shareholders' equity      $ 2,301,594       $ 2,282,462
                                                               ===========       ===========


See notes to condensed consolidated financial statements



                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
            (Dollars in thousands except share and per share amounts)


                                                    Thirteen Weeks Ended
                                        -----------------------------------------------
                                                                   April 28,
                                           May 4,   % of Net         2000      % of Net
                                            2001     Sales        (restated)     Sales
                                        ----------   -----       ----------     -----
Net sales ........................      $1,202,504   100.0%      $  997,079     100.0%
Cost of goods sold ...............         881,079    73.3          727,672      73.0
                                        ----------   -----       ----------     -----
        Gross profit .............         321,425    26.7          269,407      27.0

Selling, general and
    administrative expense .......         251,990    20.9          213,341      21.4
                                        ----------   -----       ----------     -----
        Operating profit .........          69,435     5.8           56,066       5.6

Interest expense .................          11,600     1.0            9,263       0.9
                                        ----------   -----       ----------     -----
        Income before income taxes          57,835     4.8           46,803       4.7

Income taxes .....................          21,602     1.8           17,468       1.8
                                        ----------   -----       ----------     -----
        Net income ...............      $   36,233     3.0%      $   29,335       2.9%
                                        ==========    ====       ==========      ====

Earnings per share:
        Basic ....................      $     0.11               $     0.09
                                        ==========               ==========

        Diluted ..................      $     0.11               $     0.09
                                        ==========               ==========

Weighted average diluted shares:
        Basic ....................         331,588                  329,476
                                        ==========               ==========
        Diluted ..................         335,184                  334,293
                                        ==========               ==========
Dividends per share ..............      $     .032               $     .026
                                        ==========               ==========


See notes to condensed consolidated financial statements.


                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                       13 Weeks Ended
                                                                                ------------------------------
                                                                                 May 4, 2001    April 28, 2000
                                                                                                  (Restated)
                                                                                ------------    --------------
Cash flows from operating activities:
     Net income                                                                   $  36,233       $  29,335
     Adjustments to reconcile net income to net
         cash provided by / (used in) operating activities:
             Depreciation and amortization                                           29,890          26,848
             Deferred income taxes                                                      264          (4,329)
             Tax benefit from stock option exercises                                  3,258           4,953
              Change in operating assets and liabilities:
                 Merchandise inventories                                             (9,299)         (7,610)
                 Other current assets                                                 6,972          10,822
                 Accounts payable                                                   (14,702)        (97,099)
                 Accrued expenses and other                                         (15,252)         (3,008)
                 Income taxes                                                         2,676          (2,407)
                 Other                                                                   (2)          5,545
                                                                                  ---------       ---------
                      Net cash provided by / (used in) operating activities          40,038         (36,950)
                                                                                  ---------       ---------
Cash flows from investing activities:
     Purchase of property and equipment                                             (35,726)       (103,694)
     Proceeds from sale of property and equipment                                       114              84
                                                                                  ---------       ---------
                       Net cash used in investing activities                        (35,612)       (103,610)
                                                                                  ---------       ---------
Cash flows from financing activities:
     Issuance of short-term borrowings                                                   --         181,400
     Repayments of long-term obligations                                             (3,048)           (854)
     Payments of cash dividend                                                      (10,631)         (8,470)
     Proceeds from exercise of stock options                                          7,996           9,027
     Repurchase of common stock, net                                                     --         (65,549)
     Purchase of common stock for employee deferred compensation trust                 (159)             --
                                                                                  ---------       ---------
                       Net cash (used in) / provided by financing activities         (5,842)        115,554
                                                                                  ---------       ---------

Net decrease in cash and cash equivalents                                            (1,416)        (25,006)
Cash and cash equivalents at beginning of period                                    162,310          54,742
                                                                                  ---------       ---------
Cash and cash equivalents at end of period                                        $ 160,894       $  29,736
                                                                                  =========       =========
Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment under capital lease obligations                $  12,088       $   6,895
                                                                                  =========       =========


See notes to condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and accounting policies

Basis of presentation

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of this quarterly report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended February 2, 2001 for additional information.

               The accompanying condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the 13-week periods ended May 4, 2001 and April 28, 2000 have been made.

               Interim cost of goods sold is determined using ongoing estimates of inventory shrinkage, inflation, and markdowns. Because the Company's business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Accounting pronouncements

               Effective February 3, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income ("OCI"), a component of Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. As disclosed in further detail below, the first quarter 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the first quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time. The Company believes that these statements will not have a material impact on the annual consolidated financial results.

               The adoption of SFAS No. 133 resulted in the Company recording a cumulative after-tax decrease to OCI of approximately $2.0 million. This transition adjustment was recorded to recognize the Company's only outstanding derivative instrument, which is designated and effective as a cash flow hedge, at fair value (approximately $0.2 million) and to reclassify from asset accounts deferred losses realized on the settlement of interest rate derivatives which were designated and effective as hedges during fiscal year 2000 (approximately $1.8 million). The Company estimated that it would reclassify into earnings during the twelve-month period ending February 1, 2002, approximately $0.4 million of net losses relating to the transition adjustment recorded in OCI as of February 3, 2001.

               The Company uses derivative financial instruments primarily to reduce its exposure to adverse fluctuations in interest rates and, to a much lesser extent, other market exposures. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the Condensed Consolidated Balance Sheet at fair value in either other assets, net or accrued expenses and other, depending on whether the amount is an asset or liability.

               The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and in other exposures and to the overall reduction in our risk relating to adverse fluctuations in interest rates and other market factors. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Condensed Consolidated Statement of Income as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

               The Company primarily executes derivative transactions with major financial institutions. These counterparties expose the Company to credit risk in the event of non-performance. The amount of such exposure is limited to the unpaid portion of amounts due to the Company pursuant to the terms of the derivative financial instruments, if any. Although there are no collateral requirements if a downgrade in the credit rating of these counterparties occur, management believes that this exposure is mitigated by provisions in the derivative agreements which allow for the legal right of offset of any amounts due to the Company from the counterparties with any amounts payable to the counterparties by the Company. As a result, management considers the risk of counterparty default to be minimal.

               At May 4, 2001, the Company was party to an interest rate swap agreement with a notional amount of $100 million. The Company designated this agreement as a hedge of the floating rate commitments relating to a portion of its synthetic lease agreements. Under the terms of the agreement, the Company will pay a fixed rate of 5.60% on the $100 million notional amount through September 1, 2002.

               During the first quarter of 2001, the Company recorded an additional $0.8 million decrease to OCI, net of both income taxes and reclassifications to earnings, primarily related to net losses on its interest rate swap agreement, which will generally offset cash flow gains relating to the underlying synthetic lease agreements being hedged in future periods. The Company estimates that it will reclassify into earnings during the next nine months approximately $0.8 million of the net amount recorded in OCI as of May 4, 2001. The Company did not discontinue any fair value or cash flow hedge relationships during the quarter ended May 4, 2001.

               The following table summarizes activity in Other Comprehensive Income / (Loss) related to derivatives held by the Company during the period from February 3, 2001, through May 4, 2001 (in millions):

                                                          Before-Tax     Income         After-Tax
                                                            Amount         Tax           Amount
                                                           --------      -------        -------
Cumulative effect of adopting SFAS No. 133, net........... $   (3.2)     $   1.2        $  (2.0)
Net changes in fair value of derivatives..................     (1.1)         0.4           (0.7)
Net gains reclassified from OCI into earnings.............     (0.2)         0.1           (0.1)
                                                           --------      -------        -------
Accumulated derivative net losses as of May 4, 2001....... $   (4.5)     $   1.7        $  (2.8)
                                                           ========      =======        =======


2. Restatement of financial statements

               On April 30, 2001, the Company announced that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1999 and 1998, and to revise the unaudited financial information for the fiscal year 2000 that had been previously released by the Company. As disclosed in further detail in the Company's Form 10-K for fiscal year 2000, the Company has restated its audited financial statements for fiscal years 1999 and 1998, as well as the unaudited financial information for the fiscal year 2000 that had been previously released by the Company.

               As a result, the comparative information contained in this quarterly report on Form 10-Q with respect to the quarter ended April 28, 2000 has been restated. Restated net income, diluted earnings per share and retained earnings for the quarter ended April 28, 2000 are $29.3 million, $0.09 and $404.8 million, respectively, as compared to the previously reported amounts of $44.3 million, $0.13 and $507.7 million.

3.             Comprehensive income


               Comprehensive income consists of the following (in thousands):

                                                   13 Weeks Ended
                                           ------------------------------
                                            May 4, 2001    April 28, 2000
                                           -------------   --------------
Net income                                   $ 36,233        $ 29,335
 Accumulated net losses on
       derivative financial instruments        (2,839)             --
                                           -------------   --------------
                                             $ 33,394        $ 29,335
                                           =============   ==============

4. Inventory

               In the fourth quarter of 2000, the Company determined that it had certain excess inventory that would require a markdown to assist with its disposition. While the Company believes that this markdown will be adequate to ensure the sale of the excess inventory during fiscal years 2001 and 2002, there can be no assurance that the Company will be able to sell all of this inventory by the end of 2002 without a further markdown. The Company reclassified $116.0 million of inventory out of current assets at February 2, 2001 that it does not expect to sell before February 1, 2002. Because the Company believes that such inventory may not be sold prior to May 3, 2002, this amount has continued to be excluded from current assets at May 4, 2001.

5. Segment reporting

               The Company manages its business on the basis of one reportable segment. As of May 4, 2001 and April 28, 2000, all of the Company's operations were located within the United States. The following data is presented in accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The following amounts are in thousands:

                                           13 Weeks Ended
                                     -----------------------------
                                     May 4, 2001    April 28, 2000
                                     -----------    --------------
Sales by Category:
       Highly Consumable ......      $  721,292      $  545,633
       Hardware and Seasonal...         168,804         137,695
       Basic Clothing .........         130,632         120,910
       Home Products ..........         181,776         192,841
                                     ----------      ----------
                                     $1,202,504      $  997,079
                                     ==========      ==========

6. Guarantor subsidiaries

               All of the Company's subsidiaries (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under the Notes. Each of the Guarantors is a wholly-owned subsidiary of the Company. The Guarantors comprise all of the direct and indirect subsidiaries of the Company.

               Condensed combined financial information for the Guarantors is set forth below. Dollar amounts are in thousands.

                                                                            May 4, 2001
                                                -------------------------------------------------------------------
                                                   DOLLAR
                                                   GENERAL          GUARANTOR                          CONSOLIDATED
                                                 CORPORATION       SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                 -----------       ------------      ------------      ------------
BALANCE SHEET DATA:
ASSETS
Current assets
   Cash and cash equivalents ..............      $   121,414       $    39,480       $        --       $   160,894
   Merchandise inventories ................               --           905,537                --           905,534
   Deferred income taxes ..................            6,395            15,517                --            21,912
   Other current assets ...................           14,369           642,947          (619,420)           37,896
                                                 -----------       ------------      ------------      ------------
      Total current assets ................          142,178         1,603,478          (619,420)        1,126,236
                                                 -----------       ------------      ------------      ------------

Property and equipment, at cost ...........          148,846         1,238,039                --         1,386,885
   Less: accumulated depreciation
      and amortization ....................           41,104           354,742                --           395,846
                                                 -----------       ------------      ------------      ------------
   Net property and equipment .............          107,742           883,297                --           991,039
                                                 -----------       ------------      ------------      ------------

Merchandise inventories ...................               --           116,000                --           116,000
Other assets ..............................        1,826,681             3,536        (1,761,898)           68,319
                                                 -----------       ------------      ------------      ------------
Total assets ..............................      $ 2,076,601       $ 2,606,311       $(2,381,318)      $ 2,301,594
                                                 ===========       ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations      $       714       $     6,369       $        --       $     7,083
   Accounts payable .......................          686,452           215,528          (619,420)          282,560
   Accrued expenses and other .............           57,446           143,237                --           200,683
   Income taxes ...........................            6,563            13,559                --            20,122
                                                 -----------       ------------      ------------      ------------
      Total current liabilities ...........          751,175           378,693          (619,420)          510,448
                                                 -----------       ------------      ------------      ------------
Long-term obligations .....................          267,806         1,019,542          (553,822)          733,526
                                                 -----------       ------------      ------------      ------------
Litigation settlement payable .............          162,000                --                --           162,000
                                                 -----------       ------------      ------------      ------------
Shareholders' equity:
   Preferred Stock ........................               --                --                --                --
   Common Stock ...........................          166,052            23,853           (23,853)          166,052
   Additional paid-in capital .............          294,957           927,629          (927,629)          294,957
   Accumulated other comprehensive
      loss ................................           (2,839)               --                --            (2,839)
   Retained earnings ......................          439,919           256,594          (256,594)          439,919
                                                 -----------       ------------      ------------      ------------
                                                     898,089         1,208,076        (1,208,076)          898,089
   Less:  common stock purchased by
      employee deferred compensation
      trust ...............................            2,469                --                --             2,469
                                                 -----------       ------------      ------------      ------------
Total shareholders' equity ................          895,620         1,208,076        (1,208,076)          895,620
                                                 -----------       ------------      ------------      ------------

Total liabilities and shareholders' equity       $ 2,076,601       $ 2,606,311       $(2,381,318)      $ 2,301,594
                                                 ===========       ===========       ===========       ===========

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
                                        ===========================================================================

                                                                   Quarter to Date and Year to Date
                                                 ------------------------------------------------------------------
                                                                              May 4, 2001
                                                 ------------------------------------------------------------------
                                                   DOLLAR
                                                   GENERAL          GUARANTOR                          CONSOLIDATED
                                                 CORPORATION       SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                 -----------       ------------      ------------      ------------
STATEMENTS OF INCOME
DATA:
Net sales                                        $   35,843         $1,202,504       $  (35,843)       $1,202,504
Cost of goods sold                                       --            881,079               --           881,079
                                                 ----------         ----------       ----------        ----------
Gross profit                                         35,843            321,425          (35,843)          321,425
Selling, general and administrative                  30,079            257,754          (35,843)          251,990
                                                 ----------         ----------       ----------        ----------
Operating profit                                      5,764             63,671               --            69,435
Interest expense                                      4,623              6,977               --            11,600
                                                 ----------         ----------       ----------        ----------
Income before taxes on income                         1,141             56,694               --            57,835
Provisions for taxes on income                          426             21,176               --            21,602
Equity in subsidiaries' earnings, net                35,518                 --          (35,518)               --
                                                 ----------         ----------       ----------        ----------
Net income                                       $   36,233         $   35,518       $  (35,518)       $   36,233
                                                 ==========         ==========       ==========        ==========


                                                                   Quarter to Date and Year to Date
                                                 ------------------------------------------------------------------
                                                                            April 28, 2000
                                                 ------------------------------------------------------------------
                                                   DOLLAR
                                                   GENERAL          GUARANTOR                          CONSOLIDATED
                                                 CORPORATION       SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                 -----------       ------------      ------------      ------------
STATEMENTS OF INCOME
DATA:
Net sales                                        $   41,821        $  997,079        $  (41,821)         $997,079
Cost of goods sold                                       --           727,672                --           727,672
                                                 ----------        ----------        ----------        ----------
Gross profit                                         41,821           269,407           (41,821)          269,407
Selling, general and administrative                  28,016           227,146           (41,821)          213,341
                                                 ----------        ----------        ----------        ----------
Operating profit                                     13,805            42,261                --            56,066
Interest expense                                      2,842             6,421                --             9,263
                                                 ----------        ----------        ----------        ----------
Income before taxes on income                        10,963            35,840                --            46,803
Provisions for taxes on income                        4,092            13,376                --            17,468
Equity in subsidiaries' earnings, net                22,464                --           (22,464)               --
                                                 ----------        ----------        ----------        ----------
Net income                                       $   29,335          $ 22,464          $(22,464)         $ 29,335
                                                 ==========          ========          ========          ========


                                                                                 For the 13 weeks ended
                                                           ------------------------------------------------------------------
                                                                                       May 4, 2001
                                                           ------------------------------------------------------------------
                                                             DOLLAR
                                                             GENERAL          GUARANTOR                          CONSOLIDATED
                                                           CORPORATION       SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                           -----------       ------------      ------------      ------------
STATEMENTS OF CASH FLOWS
DATA:
Cash flows from operating activities:
    Net income                                              $  36,233          $  35,518          $ (35,518)         $  36,233
    Adjustments to reconcile net income to net cash
   provided by / (used in) operating activities:
       Depreciation and amortization                            3,338             26,552                                29,890
       Deferred income taxes                                      (15)               279                                   264
       Tax benefits from stock options exercises                3,258                 --                                 3,258
       Change in operating assets and liabilities:
           Merchandise inventories                                 --             (9,299)                               (9,299)
           Other current assets                                   843             49,045            (42,916)             6,972
           Accounts payable                                    23,079            (80,697)            42,916            (14,702)
           Accrued expenses and other                           3,157            (18,409)                              (15,252)
           Income taxes                                           723              1,953                                 2,676
           Other                                              (29,126)            (6,394)            35,518                 (2)
                                                            ---------          ---------          ---------          ---------
              Net cash provided by / (used in)
               operating activities                            41,490             (1,452)                --             40,038
                                                            ---------          ---------          ---------          ---------

Cash flows from investing activities:
    Purchases of property and equipment                        (3,706)           (32,020)                --            (35,726)
    Proceeds from sale of property and equipment                   15                 99                 --                114
    Issuance of long-term notes receivable                    (35,843)                --             35,843                 --
    Other                                                       2,047                 --             (2,047)                --
                                                            ---------          ---------          ---------          ---------
              Net cash used in investing activities           (37,487)           (31,921)            33,796            (35,612)
                                                            ---------          ---------          ---------          ---------

Cash flows from financing activities:
    Issuance of long-term obligations                              --             35,843            (35,843)                --
    Repayments of long-term obligations                          (438)            (2,610)                --             (3,048)
    Payment of cash dividends                                 (10,631)                --                 --            (10,631)
    Proceeds from exercise of stock options                     7,996                 --                 --              7,996
    Other                                                        (159)            (2,047)             2,047               (159)
                                                            ---------          ---------          ---------          ---------
       Net cash provided by / (used in) financing
        activities                                             (3,232)            31,186            (33,796)            (5,842)
                                                            ---------          ---------          ---------          ---------
Net increase / (decrease) in cash and cash
  equivalents                                                     771             (2,187)                --             (1,416)
Cash and cash equivalents, beginning of year                  120,643             41,667                 --            162,310
                                                            ---------          ---------          ---------          ---------
Cash and cash equivalents, end of period                    $ 121,414          $  39,480          $      --          $ 160,894
                                                            =========          =========          =========          =========

                                                                                   For the 13 weeks ended
                                                           ------------------------------------------------------------------
                                                                                       April 28, 2000
                                                           ------------------------------------------------------------------
                                                             DOLLAR
                                                             GENERAL          GUARANTOR                          CONSOLIDATED
                                                           CORPORATION       SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                           -----------       ------------      ------------      ------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
    Net income                                              $  29,335          $  22,464          $ (22,464)         $  29,335
    Adjustments to reconcile net income to net cash
    provided by / (used in) operating activities:
       Depreciation and amortization                            3,223             23,625                 --             26,848
       Deferred income taxes                                     (326)            (4,003)                --             (4,329)
       Tax benefits from stock options exercises                4,953                 --                 --              4,953
       Change in operating assets and liabilities:
           Merchandise inventories                                 --             (7,610)                --             (7,610)
           Other current assets                                12,636             77,750            (79,564)            10,822
           Accounts payable                                  (124,961)           (51,702)            79,564            (97,099)
           Accrued expenses and other                           5,490             (8,498)                --             (3,008)
           Income taxes                                           889             (3,296)                --             (2,407)
           Other                                              (22,292)             5,373             22,464              5,545
                                                            ---------          ---------          ---------          ---------
              Net cash provided by / (used in)
               operating activities                           (91,053)            54,103                 --            (36,950)
                                                            ---------          ---------          ---------          ---------

Cash flows from investing activities:
    Purchases of property and equipment                        (8,367)           (95,327)                --           (103,694)
    Proceeds from sale of property and equipment                   59                 25                 --                 84
    Issuance of long-term notes receivable                    (41,821)                --             41,821                 --
    Contribution of capital                                      (393)                --                393                 --
                                                            ---------          ---------          ---------          ---------
              Net cash used in investing activities           (50,522)           (95,302)            42,214           (103,610)
                                                            ---------          ---------          ---------          ---------

Cash flows from financing activities:
    Issuance of short-term borrowings                         181,400                 --                 --            181,400
    Issuance of long-term obligations                              --             41,821            (41,821)                --
    Repayments of long-term obligations                          (303)              (551)                --               (854)
    Payment of cash dividends                                  (8,470)                --                 --             (8,470)
    Proceeds from exercise of stock options                     9,027                 --                 --              9,027
    Repurchase of common stock, net                           (65,549)                --                 --            (65,549)
    Issuance of common stock, net                                  --                393               (393)                --
                                                            ---------          ---------          ---------          ---------
       Net cash provided by / (used in) financing
         activities                                           116,105             41,663            (42,214)           115,554
                                                            ---------          ---------          ---------          ---------

Net increase / (decrease) in cash and cash equivalents        (25,470)               464                 --            (25,006)
Cash and cash equivalents, beginning of year                   42,688             12,054                 --             54,742
                                                            ---------          ---------          ---------          ---------
Cash and cash equivalents, end of period                    $  17,218          $  12,518          $      --          $  29,736
                                                            =========          =========          =========          =========





7.             Commitments and Contingencies

               As disclosed in further detail in the Company's Form 10-K for fiscal year 2000, more than 20 purported class action lawsuits have been filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws relating to the restatement of the Company's financial statements. The Company has reached a settlement agreement with the purported class action plaintiffs, which is subject to confirmatory discovery, to approval of the Company's Board and to court approval, and the Company has recognized an expense of $162 million in the fourth quarter of 2000 in connection with such settlement. The Company expects to receive from its insurers approximately $4.5 million in respect of the class action settlement, which amount has not been accrued in the Company's financial statements.

               In addition, six purported shareholder derivative lawsuits have been filed in Tennessee state court against certain current and former Company directors and officers and Deloitte & Touche LLP, the Company's former independent accountant, and two purported shareholder derivative lawsuits have been filed in the United States District Court for the Middle District of Tennessee, which lawsuits seek damages and other relief. The Company and the individual defendants have reached a settlement agreement with counsel to the lead plaintiffs in the lead Tennessee state shareholder derivative action, and the Company anticipates that pursuant to such agreement the other shareholder derivative actions, which have been stayed, will be dismissed with prejudice. Such agreement is subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval. If the settlement agreement is approved, the Company expects that it will result in a net payment to the Company, after attorneys' fees payable to the plaintiffs' counsel, of approximately $24.8 million, which has not been accrued in the Company's financial statements.

               These cases are at an early stage and the amount of potential loss, if any, should the settlement agreements not become effective cannot be reasonably estimated. An unfavorable outcome for the Company in these actions could have a material adverse impact on the Company's financial position and results of operations.

               The Company has been notified that the Securities and Exchange Commission ("SEC") is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001 announcement. The Company is cooperating with this investigation by providing documents and other information to the SEC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               The following text contains references to years 2002, 2001, 2000 and 1999, which represent fiscal years ending or ended January 31, 2003, February 1, 2002, February 2, 2001 and January 28, 2000, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto.

Results of Operations -- 13 Weeks Ended May 4, 2001 and April 28, 2000

               The nature of the Company's business is modestly seasonal. Historically, sales in the fourth quarter have been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may therefore not be indicative of results expected for the entire year. Furthermore, comparing any period with a period other than the same period of the previous year may reflect the seasonal nature of the Company's business. The Company defines same stores as those opened before the beginning of the previous fiscal year which have remained open throughout the current period.

               Net Sales. Net sales for the first 13 weeks of 2001 were $1.20 billion as compared against $1.00 billion during the first 13 weeks of 2000, an increase of 20.6%. The increase resulted primarily from 684 net new stores and a same store sales increase of 6.8%. The same store sales increase is calculated based on the comparable calendar weeks in the prior year. The Company attributes the same store sales increase to the continued acceptance by the consumer of the Company's consumable basics strategy, and increased seasonal sales due to a stronger presentation of seasonal products as a result of the store reset program undertaken in 2000. Net sales increases (decreases) by division during the period were as follows: highly consumable 32.2%, hardware and seasonal 22.6%, basic clothing 8.0%, and basic home products (5.7%).

               Gross Profit. Gross profit during the current year period was $321.4 million, or 26.7% of sales, versus $269.4 million, or 27.0% of sales during the comparable period in the prior year, an increase of 19.3%. The approximately 30 basis point reduction in the gross margin rate as a percentage of sales was due principally to the continued shift in the Company's sales toward lower margin consumable basics items, and an increase in the shrink provision of 14 basis points.

               Selling, General & Administrative Expenses ("SG&A"). SG&A expenses during the current year period were $252.0 million, or 20.9% of sales, versus $213.3 million, or 21.4% of sales during the comparable period in the prior year, an increase of 18.1%. The increase can be attributed to a 15.2% increase in store count as compared to the prior year, and to increases in store labor, rent and utilities that were greater than the percentage increase in store count.

               The Company recorded $0.3 million in expenses, primarily professional fees, during the current year period related to the restatement of certain previously released financial data. Excluding these expenses, SG&A would have been $251.7 million, or 20.9% of sales, an increase of 18.0% over the prior year.

               Interest Expense. Interest expense during the current year period was $11.6 million, or 1.0% of sales, versus $9.3 million, or 0.9% of sales during the comparable period in the prior year, an increase of 25.2%. The increase in interest expense was due to the $200 million of notes described below that the Company placed during the second quarter of 2000.

               Provision for Taxes on Income. The Company's effective tax rate was 37.4% in the current year period and 37.3% in the prior year period.

               Net Income. Net Income during the current year period was $36.2 million, or 3.0% of sales, compared to $29.3 million, or 2.9% of sales, during the comparable period in the prior year, an increase of 23.5%. Diluted earnings per share were $0.11 in the current year period versus $0.09 in the prior year.

Liquidity and Capital Resources

               Cash flows provided by or used in operating activities. Net cash provided by operating activities totaled $40.0 million during the first 13 weeks of 2001, as compared to a $37.0 million use of cash during the comparable period in the prior year. The primary source of cash in 2001 was the combination of net income and depreciation and amortization expenses, which together provided $66.1 million in cash during the current year period. A decrease in accrued expenses and other and an increase in merchandise inventories were uses of cash of $15.3 million and $9.3 million, respectively. The primary component of the decrease in accrued expenses and other was a decrease in accrued bonuses of $15.8 million reflecting the payment of 2000 store bonuses. The increase in inventories reflected the net addition of 196 stores during the period.

               The primary use of cash during the first 13 weeks of 2000 was a decrease in accounts payable of $97.1 million, which reflected the payment of bills from the fourth quarter of 1999 on which the company took extended terms. Net income and depreciation and amortization expenses together provided $56.2 million in cash in 2000.

               Cash flows provided by or used in investing activities. Net cash used in investing activities during the first 13 weeks of 2001 totaled $35.6 million, as compared to a $103.6 million use of cash during the comparable period in the prior year. The $35.6 million spent in the current year consisted primarily of $15.4 million for new stores and relocations and $16.0 million for various store-related fixtures. The $103.6 million spent in the prior year consisted in part of construction costs relating to Company owned stores, expenditures for new stores and relocations subject to traditional operating leases and construction costs associated with the Company's new distribution centers in Zanesville, Ohio and Alachua, Florida.

               Cash flows provided by or used in financing activities. Net cash used in financing activities during the first 13 weeks of 2001 was $5.8 million. Financing activities during the comparable period in the prior year were a source of funds of $115.6 million. The Company increased its short-term borrowings by $181.4 million during the prior year period to fund working capital needs and common stock repurchases. The Company believes that seasonal working capital requirements will continue to be met through cash flow provided by operations supplemented by various short-term borrowing arrangements.

               Total debt (including current maturities and short-term borrowings) was $740.6 million at May 4, 2001 and $729.8 million at February 2, 2001.

               The Company has $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010. The notes pay interest semi-annually on June 15 and December 15 of each year. The holders of the notes may elect to have their notes repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest.

Forward-Looking Statements

               This discussion and analysis contains historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties. These risks include, but are not limited to, those set forth under Item 7 in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

               We have no material changes to the disclosures relating to this item that are set forth in our report on Form 10-K for the fiscal year ended February 2, 2001.

Part II - Other Information

Item 1. Legal Proceedings

Restatement-Related Proceedings

               Following the April 30, 2001 announcement discussed above, more than 20 purported class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws. These lawsuits have been consolidated into a single action pending in the United States District Court for the Middle District of Tennessee. On July 17, 2001, the court entered an order appointing the Florida State Board of Administration and the Teachers' Retirement System of Louisiana as lead plaintiffs and the law firms of Entwistle & Cappucci LLP, Milberg Weiss Bershad Hynes & Lerach LLP and Grant & Eisenhofer, P.A. as co-lead counsel. On January 3, 2002, the lead plaintiffs filed an amended consolidated class action complaint purporting to name as plaintiffs a class of persons who held or purchased the Company's securities and related derivative securities between May 12, 1998 and September 21, 2001. Among other things, plaintiffs have alleged that the Company and certain of its current and former officers and directors made misrepresentations concerning the Company's financial results in the Company's filings with the Securities and Exchange Commission and in various press releases and other public statements. The plaintiffs seek damages with interest, costs and such other relief as the court deems proper.

               The Company has reached a settlement agreement with the purported class action plaintiffs, pursuant to which the Company has agreed to pay $140 million to such plaintiffs in settlement for their claims, and to implement certain enhancements to its corporate governance and internal control procedures. Such agreement is subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval. Following the completion of confirmatory discovery, plaintiffs have the right under the settlement agreement to amend their complaint further to increase the size of the class, and to negotiate with the Company for additional damages, the aggregate amount of all damages to be paid in settlement of plaintiffs' claims not to exceed $162 million. The Company expects that following the completion of such confirmatory discovery, the plaintiffs will amend their complaint and seek aggregate damages of $162 million, and the Company has accordingly recognized an expense of $162 million in the fourth quarter of 2000. The Company expects to receive from its insurers approximately $4.5 million in respect of the class action settlement, which amount has not been accrued in the Company's financial statements.


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

               The Company has been notified that the Securities and Exchange Commission ("SEC") is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001 announcement. The Company is cooperating with this investigation by providing documents and other information to the SEC.

Other Litigation

               The Company was involved in other litigation, investigations of a routine nature and various legal matters during the reporting period, which were and are being defended and otherwise handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they have not had and will not have a material adverse effect on the Company's results of operations or financial position.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Not Applicable

(b)       Reports on Form 8-K:

          (1) A Current Report on Form 8-K, dated March 8, 2001, was filed with the SEC in connection with the announcement of February sales results.
          (2) A Current Report on Form 8-K, dated April 16, 2001, was filed with the SEC in connection with the announcement of March sales results.
          (3) A Current Report on Form 8-K, dated April 30, 2001, was filed with the SEC in connection with an announcement that the Company had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1998 and 1999, and to restate the unaudited financial information for the fiscal year 2000 that had been previously released.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     DOLLAR GENERAL CORPORATION

                                     By:

                                     /s/ James J. Hagan
                                     -------------------------------------------
                                     James J. Hagan
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)




January 14, 2002