Form 10-Q
period 2001-08-03
DOLLAR GENERAL CORP
filed 2002-01-14
CIK 29534

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended August 3, 2001


                         Commission file number 1-11421




                           Dollar General Corporation
             (Exact name of registrant as specified in its charter)



           Tennessee                                      610502302
---------------------------------------         --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

      100 Mission Ridge
Goodlettsville, Tennessee 37072                          (615) 855-4000
---------------------------------------           ------------------------------

(Address of principal executive                  (Registrant's telephone number,
      offices, zip code)                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]. Note: The Company did not timely file its Annual Report on Form 10-K for fiscal 2000 and its quarterly reports on Form 10-Q for the first three quarters of fiscal 2001 as a result of the restatement of the Company's financial statements described herein and therein. Such quarterly report for the second quarter of fiscal 2001 is filed herewith, and such other quarterly reports on Form 10-Q and Annual Report on Form 10-K are being filed on the date hereof.

The number of shares of common stock outstanding as of December 14, 2001 was 332,577,284.

                           Dollar General Corporation

                                    Form 10-Q

                      For the Quarter Ended August 3, 2001

                                      Index
                                                                        Page No.

Part I.      Financial Information                                         3

Item 1.      Financial Statements (unaudited):                             3

             Condensed Consolidated Balance Sheets as of August 3, 2001
             and February 2, 2001                                          3

             Condensed Consolidated Statements of Income for the 13 and
             26 weeks ended August 3, 2001 and July 28, 2000 (restated)    4

             Condensed Consolidated Statements of Cash Flows for the 26
             weeks ended August 3, 2001 and July 28, 2000 (restated)       5

             Notes to Consolidated Financial Statements                    6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk   17

Part II.     Other Information                                            17

Item 1.      Legal Proceedings                                            17

Item 6.      Exhibits and Reports on Form 8-K                             20

Signatures                                                                21

Part I - Financial Information

Item 1.           Financial Statements


                   Dollar General Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                       August 3, 2001          February 2,
                                                                        (Unaudited)               2001
                                                                        -----------            -----------
Assets
Current assets:
   Cash and cash equivalents........................................... $    81,630           $   162,310
   Merchandise inventories.............................................     980,856               896,235
   Deferred income taxes...............................................      24,962                21,514
   Other current assets................................................      53,231                44,868
                                                                        -----------           -----------
        Total current assets...........................................   1,140,679             1,124,927
                                                                        -----------           -----------

   Property and equipment, at cost.....................................   1,429,373             1,339,554
   Less:  accumulated depreciation and amortization....................     426,149               366,460
                                                                        -----------           -----------
                                                                          1,003,224               973,094
                                                                        -----------           -----------

   Merchandise inventories.............................................     116,000               116,000
   Other assets........................................................      70,421                68,441
                                                                        -----------           -----------
        Total assets................................................... $ 2,330,324           $ 2,282,462
                                                                        ===========           ============

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term obligations............................ $     7,942           $     9,035
   Accounts payable....................................................     294,784               297,262
   Accrued expenses and other..........................................     214,133               214,192
   Income taxes........................................................          --                17,446
                                                                        -----------           -----------
         Total current liabilities.....................................     516,859               537,935
                                                                        -----------           -----------

Long-term obligations..................................................     735,435               720,764
Litigation settlement payable..........................................     162,000               162,000

Shareholders' equity:
   Preferred stock.....................................................          --                    --
   Common stock........................................................     166,232               165,646
   Additional paid-in capital..........................................     299,149               283,925
   Accumulated other comprehensive loss................................      (3,044)                   --
   Retained earnings...................................................     456,383               414,318
                                                                        -----------           -----------
                                                                            918,720               863,889

   Less:  common stock purchased by employee deferred
      compensation trust...............................................       2,690                 2,126
                                                                        -----------           -----------
        Total shareholders' equity.....................................     916,030               861,763
                                                                        -----------           -----------
        Total liabilities and shareholders' equity..................... $ 2,330,324           $ 2,282,462
                                                                        ===========           ===========

See notes to condensed consolidated financial statements.



                   Dollar General Corporation and Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)
            (Dollars in thousands except share and per share amounts)

                                                          Thirteen Weeks Ended
                                           -------------------------------------------------------
                                                              % of Net                    % of Net
                                           August 3, 2001       Sales      July 28, 2000    Sales
                                                                            (Restated)
                                           ----------------    --------    -------------   -------
Net sales.................................  $ 1,225,254         100.0%      $ 1,017,418     100.0%
Cost of goods sold........................      893,971          73.0           733,368      72.1
                                            ---------------     ------      -----------     ------
   Gross profit...........................      331,283          27.0           284,050      27.9

Selling, general and administrative.......      276,069          22.5           226,988      22.3
                                            ---------------     ------      -----------     ------
   Operating profit.......................       55,214           4.5            57,062       5.6

Interest expense..........................       11,957           1.0            12,732       1.3
                                            ---------------     ------      -----------     ------
   Income before income taxes.............       43,257           3.5            44,330       4.3

Income taxes..............................       16,157           1.3            16,544       1.6
                                            ---------------     ------      -----------     ------
   Net income.............................  $    27,100           2.2%      $    27,786       2.7%
                                            ===============     =======     ============    ======

Earnings per share:
   Basic..................................  $      0.08                     $      0.08
                                            ===============                 ===============

   Diluted................................  $      0.08                     $      0.08
                                            ===============                 ===============

Weighted average shares:
   Basic..................................      332,330                         328,578
                                            ===============                 ===============

   Diluted................................      335,402                         333,038
                                            ===============                 ===============

Dividends per share.......................  $       .032                    $       .032
                                            ===============                 ===============


                                                         Twenty-Six Weeks Ended
                                           -------------------------------------------------------
                                                               % of Net                   % of Net
                                            August 3, 2001       Sales     July 28, 2000    Sales
                                                                             (Restated)
                                           ----------------    --------    -------------   -------


Net sales.................................  $ 2,427,758         100.0%      $ 2,014,497     100.0%
Cost of goods sold........................    1,775,050          73.1         1,461,040      72.5
                                            ---------------     ------      -----------     ------
   Gross profit...........................      652,708          26.9           553,457      27.5

Selling, general and administrative.......      528,059          21.8           440,329      21.9
                                            ---------------     ------      -----------     ------
   Operating profit.......................      124,649           5.1           113,128       5.6

Interest expense..........................       23,557           0.9            21,995       1.1
                                            ---------------     ------      -----------     ------
   Income before income taxes.............      101,092           4.2            91,133       4.5

Income taxes..............................       37,759           1.6            34,012       1.7
                                            ---------------     ------      -----------     ------
   Net income.............................  $    63,333           2.6%      $    57,121       2.8%
                                            ===============     ======      ===========     ======
Earnings per share:
   Basic..................................  $      0.19                     $      0.17
                                            ===============                 ===============

   Diluted................................  $      0.19                     $      0.17
                                            ===============                 ===============

Weighted average shares:
   Basic..................................      331,959                         329,027
                                            ===============                 ===============

   Diluted................................      335,293                         333,666
                                            ===============                 ===============
Dividends per share.......................  $       .065                    $       .058
                                            ===============                 ===============


See notes to condensed consolidated financial statements.

                   Dollar General Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                        26 Weeks Ended
                                                                                --------------------------------
                                                                                August 3, 2001     July 28, 2000
                                                                                                    (Restated)
                                                                                --------------     -------------

Cash flows from operating activities:
   Net income                                                                     $  63,333         $   57,121
   Adjustments to reconcile net income to net
      cash provided by / (used in) operating activities:
        Depreciation and amortization                                                60,980             55,601
        Deferred income taxes                                                        (2,627)            (9,849)
        Tax benefit from stock option exercises                                       4,656              7,642
         Change in operating assets and liabilities:
          Merchandise inventories                                                   (84,621)           (68,845)
          Other current assets                                                         (607)             5,333
          Accounts payable                                                           (2,478)           (60,067)
          Accrued expenses and other                                                 (1,740)             3,771
          Income taxes                                                              (17,446)           (19,364)
          Other                                                                      (9,631)               946
                                                                                  ---------          ---------
              Net cash provided by / (used in) operating activities                   9,819            (27,711)
                                                                                  ---------          ---------

Cash flows from investing activities:
   Purchase of property and equipment                                               (73,942)          (153,195)
   Proceeds from sale of property and equipment                                         144             97,492
                                                                                  ---------          ---------
              Net cash used in investing activities                                 (73,798)           (55,703)
                                                                                  ---------          ---------

Cash flows from financing activities:
   Issuance of short-term borrowings                                                     --            181,992
   Repayments of short-term borrowings                                                   --           (160,000)
   Issuance of long-term obligations                                                     --            199,573
   Repayments of long-term obligations                                               (6,023)          (104,303)
   Payments of cash dividend                                                        (21,268)           (18,984)
   Proceeds from exercise of stock options                                           10,623             17,024
   Repurchase of common stock, net                                                       --            (65,549)
   Purchase of common stock for employee deferred compensation trust                    (33)                --
                                                                                  ---------          ---------
              Net cash (used in) / provided by financing activities                 (16,701)            49,753
                                                                                  ---------          ---------

Net increase (decrease) in cash and cash equivalents                                (80,680)           (33,661)
Cash and cash equivalents at beginning of period                                    162,310             54,742
                                                                                  ---------          ---------
Cash and cash equivalents at end of period                                        $  81,630          $  21,081
                                                                                  =========          =========
Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment under capital lease obligations                $  17,393          $  82,104
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

     The accompanying condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the 13-week and 26-week periods ended August 3, 2001 and July 28, 2000 have been made.

     Interim cost of goods sold is determined using ongoing estimates of inventory shrinkage, inflation, and markdowns. Because the Company's business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Accounting pronouncements

     Effective February 3, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income ("OCI"), a component of Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. The 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

     Upon adoption of SFAS No. 133 on February 3, 2001, the Company recorded a cumulative after-tax decrease to OCI of approximately $2.0 million. This transition adjustment was recorded to recognize the Company's only outstanding derivative instrument, which is designated and effective as a cash flow hedge, at fair value (approximately $0.2 million) and to reclassify from asset accounts deferred losses realized on the settlement of interest rate derivatives which were designated and effective as hedges during fiscal year 2000 (approximately $1.8 million).

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

     As a result, the comparative information contained in this quarterly report on Form 10-Q with respect to the 13 and 26 weeks ended July 28, 2000 has been restated. Restated net income, diluted earnings per share and retained earnings for the quarter ended July 28, 2000 are $27.8 million, $0.08 and $422.0 million, respectively, as compared to the previously reported amounts of $39.3 million, $0.12 and $536.5 million. Restated net income, diluted earnings per share and retained earnings for the 26 weeks ended July 28, 2000 are $57.1 million, $0.17 and $422.0 million, respectively, as compared to the previously reported amounts of $83.7 million, $0.25 and $536.5 million.

3.   Comprehensive income


         Comprehensive income consists of the following (in thousands):

                                                 13 weeks ended                     26 weeks ended
                                        -------------------------------     -------------------------------
                                        August 3, 2001    July 28, 2000     August 3, 2001    July 28, 2000
                                        --------------    -------------     --------------    -------------
Net income                                 $ 27,100          $ 27,786           $ 63,333        $  57,121
Accumulated net losses on
   derivative financial instruments            (205)               --             (3,044)              --
                                           --------          --------           --------        ---------
                                           $ 26,895          $ 27,786           $ 60,289        $  57,121
                                           ========          ========           ========        =========

4.   Inventory

     In the fourth quarter of 2000, the Company determined that it had certain excess inventory that would require a markdown to assist with its disposition. While the Company believes that this markdown will be adequate to ensure the sale of the excess inventory during fiscal years 2001 and 2002, there can be no assurance that the Company will be able to sell all of this inventory by the end of 2002 without a further markdown. The Company reclassified $116.0 million of inventory out of current assets at February 2, 2001 that it does not expect to sell before February 1, 2002. Because the Company believes that such inventory may not be sold prior to August 2, 2002, this amount has continued to be excluded from current assets at August 3, 2001.

5.   Segment reporting

     The Company manages its business on the basis of one reportable segment. As of August 3, 2001 and July 28, 2000, all of the Company's operations were located within the United States. The following data is presented in accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The following amounts are in thousands:

                                               13 Weeks Ended                       26 Weeks Ended
                                       ---------------------------------     --------------    -------------
                                       August 3, 2001      July 28, 2000     August 3, 2001    July 28, 2000
                                       --------------      -------------     --------------    -------------
Sales by Category:
Highly Consumable....................... $   737,778       $   583,003        $ 1,459,070       $ 1,128,636
Hardware and Seasonal...................     185,082           143,120            353,885           280,815
Basic Clothing..........................     131,200           120,320            261,832           241,230
Home Products...........................     171,194           170,975            352,971           363,816
                                         -----------       -----------        -----------       -----------
                                         $ 1,225,254       $ 1,017,418        $ 2,427,758       $ 2,014,497
                                         ===========       ===========        ===========       ===========

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


                                                                         August 3, 2001
                                          -----------------------------------------------------------------------------
                                          DOLLAR GENERAL        GUARANTOR
                                           CORPORATION         SUBSIDIARIES        ELIMINATIONS      CONSOLIDATED TOTAL
                                          --------------       ------------        ------------      ------------------
BALANCE SHEET DATA:
ASSETS
Current assets
  Cash and cash equivalents                 $    38,875         $    42,755         $         --           $    81,630
  Merchandise inventories                             -             980,856                   --               980,856
  Deferred income taxes                           6,473              18,489                   --                24,962
  Other current assets                           22,019             626,562             (595,350)               53,231
                                            -----------         -----------         ------------           -----------
    Total current assets                         67,367           1,668,662             (595,350)            1,140,679
                                            -----------         -----------         ------------           -----------

Property and equipment, at cost                 154,784           1,274,589                   --             1,429,373
  Less: accumulated depreciation
    and amortization                             44,551             381,598                   --               426,149
                                            -----------         -----------         ------------           -----------
  Net property and equipment                    110,233             892,991                   --             1,003,224
                                            -----------         -----------         ------------           -----------

Merchandise inventories                               -             116,000                   --               116,000
Deferred income taxes                                 -                   -                   --                    --
Other assets                                  1,897,732               4,689           (1,832,000)               70,421
                                            -----------         -----------         ------------           -----------

Total assets                                $ 2,075,332         $ 2,682,342         $ (2,427,350)          $ 2,330,324
                                            ===========         ===========         ============           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    obligations                             $       539         $     7,403         $         --           $     7,942
  Accounts payable                              660,300             223,489             (589,005)              294,784
  Accrued expenses and other                     61,887             152,246                   --               214,133
  Income taxes                                    6,345                   -               (6,345)                   --
                                            -----------         -----------         ------------           -----------
    Total current liabilities                   729,071             383,138             (595,350)              516,859
                                            -----------         -----------         ------------           -----------

Long-term obligations                           268,231           1,062,871             (595,667)              735,435
                                            -----------         -----------         ------------           -----------

Litigation settlement payable                   162,000                  --                   --               162,000
                                            -----------         -----------         ------------           -----------

Shareholders' equity:
  Preferred Stock                                    --                  --                   --                    --
  Common Stock                                  166,232              23,853              (23,853)              166,232
  Additional paid-in capital                    299,149             927,629             (927,629)              299,149
  Accumulated other comprehensive
    loss                                         (3,044)                 --                   --                (3,044)
  Retained earnings                             456,383             284,851             (284,851)              456,383
                                            -----------         -----------         ------------           -----------
                                                918,720           1,236,333           (1,236,333)              918,720
  Less:  common stock purchased by
    employee deferred compensation
    trust                                         2,690                  --                   --                 2,690
                                            -----------         -----------         ------------           -----------
Total shareholders' equity                      916,030           1,236,333           (1,236,333)              916,030
                                            -----------         -----------         ------------           -----------

Total liabilities and shareholders'
 equity                                     $ 2,075,332         $ 2,682,342         $ (2,427,350)          $ 2,330,324
                                            ===========         ===========         ============           ===========

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
                                        ===========================================================================

                                                                     Quarter to Date
                                            ------------------------------------------------------------------
                                                                      August 3, 2001
                                            ------------------------------------------------------------------
                                            DOLLAR GENERAL     GUARANTOR                          CONSOLIDATED
                                             CORPORATION      SUBSIDIARIES     ELIMINATIONS           TOTAL
STATEMENTS OF INCOME DATA:
Net sales                                      $ 41,844       $ 1,225,254        $ (41,844)       $ 1,225,254
Cost of goods sold                                   --           893,971               --            893,971
                                               --------       -----------        ---------        -----------
Gross profit                                     41,844           331,283          (41,844)           331,283
Selling, general and administrative              38,396           279,517          (41,844)           276,069
                                               --------       -----------        ---------        -----------
Operating profit                                  3,448            51,766               --             55,214
Interest expense                                  5,297             6,660               --             11,957
                                               --------       -----------        ---------        -----------
Income before taxes on income                    (1,849)           45,106               --             43,257
Provisions for taxes on income                     (690)           16,847               --             16,157
Equity in subsidiaries' earnings, net            28,259                --          (28,259)                --
                                               --------       -----------        ---------        -----------
Net income                                     $ 27,100       $    28,259        $ (28,259)       $    27,100
                                               ========       ===========        =========        ===========


                                                                        Year to Date
                                            ------------------------------------------------------------------
                                                                       August 3, 2001
                                            ------------------------------------------------------------------
                                            DOLLAR GENERAL     GUARANTOR                          CONSOLIDATED
                                             CORPORATION      SUBSIDIARIES     ELIMINATIONS           TOTAL
STATEMENTS OF INCOME DATA:
Net sales                                      $ 77,687       $ 2,427,758        $ (77,687)       $ 2,427,758
Cost of goods sold                                   --         1,775,050               --          1,775,050
                                               --------       -----------        ---------        -----------
Gross profit                                     77,687           652,708          (77,687)           652,708
Selling, general and administrative              68,476           537,271          (77,687)           528,060
                                               --------       -----------        ---------        -----------
Operating profit                                  9,211           115,437               --            124,648
Interest expense                                  9,920            13,636               --             23,556
                                               --------       -----------        ---------        -----------
Income before taxes on income                      (709)          101,801               --            101,092
Provisions for taxes on income                     (264)           38,023               --             37,759
Equity in subsidiaries' earnings, net            63,778                --          (63,778)                --
                                               --------       -----------        ---------        -----------
Net income                                     $ 63,333       $    63,778        $ (63,778)       $    63,333
                                               ========       ===========        =========        ===========


                                                                     Quarter to Date
                                            ------------------------------------------------------------------
                                                                      July 28, 2000
                                            ------------------------------------------------------------------
                                             DOLLAR GENERAL    GUARANTOR                          CONSOLIDATED
                                              CORPORATION     SUBSIDIARIES      ELIMINATIONS          TOTAL
STATEMENTS OF INCOME DATA:
Net sales                                      $ 32,951       $ 1,017,418        $ (32,951)       $ 1,017,418
Cost of goods sold                                   --           733,368               --            733,368
                                               --------       -----------        ---------        -----------
Gross profit                                     32,951           284,050          (32,951)           284,050
Selling, general and administrative              25,372           234,567          (32,951)           226,988
                                               --------       -----------        ---------        -----------
Operating profit                                  7,579            49,483               --             57,062
Interest expense                                  6,358             6,374               --             12,732
                                               --------       -----------        ---------        -----------
Income before taxes on income                     1,221            43,109               --             44,330
Provisions for taxes on income                      456            16,088               --             16,544
Equity in subsidiaries' earnings, net            27,021                --          (27,021)                --
                                               --------       -----------        ---------        -----------
Net income                                     $ 27,786       $    27,021        $ (27,021)       $    27,786
                                               ========       ===========        =========        ===========


                                                                         Year to Date
                                            ------------------------------------------------------------------
                                                                         July 28, 2000
                                            ------------------------------------------------------------------
                                            DOLLAR GENERAL    GUARANTOR                           CONSOLIDATED
                                             CORPORATION     SUBSIDIARIES      ELIMINATIONS          TOTAL
STATEMENTS OF INCOME DATA:
Net sales                                      $ 74,772       $ 2,014,497        $ (74,772)       $ 2,014,497
Cost of goods sold                                   --         1,461,040               --          1,461,040
                                               --------       -----------        ---------        -----------
Gross profit                                     74,772           553,457          (74,772)           553,457
Selling, general and administrative              53,388           461,713          (74,772)           440,329
                                               --------       -----------        ---------        -----------
Operating profit                                 21,384            91,744               --            113,128
Interest expense                                  9,200            12,795               --             21,995
                                               --------       -----------        ---------        -----------
Income before taxes on income                    12,184            78,949               --             91,133
Provisions for taxes on income                    4,547            29,465               --             34,012
Equity in subsidiaries' earnings, net            49,484                --          (49,484)                --
                                               --------       -----------        ---------        -----------
Net income                                     $ 57,121       $    49,484        $ (49,484)       $    57,121
                                               ========       ===========        =========        ===========

                                                                          For the 26 weeks ended
                                                  -------------------------------------------------------------------------
                                                                              August 3, 2001
                                                  -------------------------------------------------------------------------
                                                  DOLLAR GENERAL        GUARANTOR
                                                   CORPORATION         SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED TOTAL
                                                  --------------       ------------      ------------    ------------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
   Net income                                       $ 63,333             $ 63,777         $ (63,777)          $ 63,333
   Adjustments to reconcile net income to
    net cash provided by / (used in)
    operating activities:
     Depreciation and amortization                     7,040               53,940                --             60,980
     Deferred income taxes                               (93)              (2,534)               --             (2,627)
     Tax benefits from stock options
      exercises                                        4,657                   (1)               --              4,656
     Change in operating assets and
      liabilities:
       Merchandise inventories                            --              (84,621)               --            (84,621)
       Other current assets                           (6,777)              18,671           (12,501)              (607)
       Accounts payable                               (3,073)             (11,906)           12,501             (2,478)
       Accrued expenses and other                      7,598               (9,338)               --             (1,740)
       Income taxes                                      467              (17,913)               --            (17,446)
       Other                                         (58,110)             (15,298)           63,777             (9,631)
                                                    --------             --------         ---------           --------
         Net cash provided by / (used in)
          operating activities                        15,042               (5,223)               --              9,819
                                                    --------             --------         ---------           --------

Cash flows from investing activities:
   Purchases of property and equipment                (9,893)             (64,049)               --            (73,942)
   Proceeds from sale of property and
    equipment                                             15                  129                --                144
   Issuance of long-term notes receivable            (77,687)                  --            77,687                 --
   Other                                               2,049                   --            (2,049)                --
                                                    --------             --------         ---------           --------
         Net cash used in investing
          activities                                 (85,516)             (63,920)           75,638            (73,798)
                                                    --------             --------         ---------           --------

Cash flows from financing activities:
   Issuance of long-term obligations                      --               77,687           (77,687)                --
   Repayments of long-term obligations                  (616)              (5,407)               --             (6,023)
   Payment of cash dividends                         (21,268)                  --                --            (21,268)
   Proceeds from exercise of stock options            10,623                   --                --             10,623
   Other                                                 (33)              (2,049)            2,049                (33)
                                                    --------             --------         ---------           --------
    Net cash provided by / (used in)
      financing activities                           (11,294)              70,231           (75,638)           (16,701)
                                                    --------             --------         ---------           --------

Net increase / (decrease) in cash and cash
 equivalents                                         (81,768)               1,088                --            (80,680)
Cash and cash equivalents, beginning of year         120,643               41,667                              162,310
                                                    --------             --------         ---------           --------
Cash and cash equivalents, end of period            $ 38,875             $ 42,755         $      --           $ 81,630
                                                    ========             ========         =========           ========


                                                                         For the 26 weeks ended
                                                ------------------------------------------------------------------------
                                                                              July 28, 2000
                                                ------------------------------------------------------------------------
                                                DOLLAR GENERAL       GUARANTOR                              CONSOLIDATED
                                                 CORPORATION        SUBSIDIARIES       ELIMINATIONS            TOTAL
                                                --------------      ------------       ------------         ------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
   Net income                                       $ 57,121        $    49,484           $ (49,484)         $  57,121
   Adjustments to reconcile net income to
    net cash provided by / (used in)
    operating activities:
     Depreciation and amortization                     6,577             49,024                  --             55,601
     Deferred income taxes                               (94)            (9,755)                 --             (9,849)
     Tax benefits from stock options
      exercises                                        7,642                 --                  --              7,642
     Change in operating assets and
      liabilities:
       Merchandise inventories                            --            (68,845)                 --            (68,845)
       Other current assets                           11,475             98,223            (104,365)             5,333
       Accounts payable                             (151,927)           (11,146)            103,006            (60,067)
       Accrued expenses and other                      4,764               (993)                 --              3,771
       Income taxes                                      256            (19,620)                 --            (19,364)
       Other                                         (53,202)             4,664              49,484                946
                                                    --------        -----------           ---------          ---------
         Net cash provided by / (used in)
          operating activities                      (117,388)            91,036              (1,359)           (27,711)
                                                    --------        -----------           ---------          ---------

Cash flows from investing activities:
   Purchases of property and equipment               (12,456)          (142,098)              1,359           (153,195)
   Proceeds from sale of property and
    equipment                                             75             97,417                  --             97,492
   Issuance of long-term notes receivable            (74,772)                --              74,772                 --
   Contribution of capital                              (482)                --                 482                 --
                                                    --------        -----------           ---------          ---------
         Net cash used in investing
          activities                                 (87,635)           (44,681)             76,613            (55,703)
                                                    --------        -----------           ---------          ---------

Cash flows from financing activities:
   Issuance of short-term borrowings                 181,992                 --                  --            181,992
   Repayments of short-term borrowings              (160,000)                --                  --           (160,000)
   Issuance of long-term obligations                 199,573             74,772             (74,772)           199,573
   Repayments of long-term obligations                  (612)          (103,691)                 --           (104,303)
   Payment of cash dividends                         (18,984)                 0                  --            (18,984)
   Proceeds from exercise of stock options            17,024                  0                  --             17,024
   Repurchase of common stock, net                   (65,549)                 0                  --            (65,549)
   Issuance of common stock, net                           -                482                (482)                --
                                                    --------        -----------           ---------          ---------
    Net cash provided by / (used in)
      financing activities                           153,444            (28,437)            (75,254)            49,753
                                                    --------        -----------           ---------          ---------

Net increase / (decrease) in cash and cash
 equivalents                                         (51,579)            17,918                  --            (33,661)
Cash and cash equivalents, beginning of year          42,688             12,054                  --             54,742
                                                    --------        -----------           ---------          ---------
Cash and cash equivalents, end of period            $ (8,891)       $    29,972           $      --          $  21,081
                                                    ========        ===========           =========          =========

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

26 Weeks Ended August 3, 2001 and July 28, 2000

     Net Sales. Net sales for the 26 weeks ended August 3, 2001 were $2.43 billion as compared against $2.01 billion during the comparable period in the prior year, an increase of 20.5%. The increase resulted primarily from 606 net new stores and a same store sales increase of 7.3%. The same store sales increase is calculated based on the comparable calendar weeks in the prior year. The Company attributes the increase in same store sales to a number of factors, including a stronger in-stock position versus the prior year, the continued acceptance by the consumer of the Company's consumable basics strategy, and increased seasonal sales due to a stronger presentation of seasonal products as a result of the store reset program undertaken in 2000. Net sales increases by division were as follows: highly consumables 29.3%, hardware and seasonal 26.0%, basic clothing 8.5%, and basic home products (3.0%).

     Gross Profit. Gross profit during the current year period was $652.7 million, or 26.9% of sales, versus $553.5 million, or 27.5% of sales, during the comparable period in the prior year, an increase of 17.9%. The reduction in the margin rate as a percentage of sales was due principally to a 14 basis point increase in the shrink provision, an increase in store initiated markdowns, and the continued shift in the Company's sales to lower margin consumable basic items.

     Selling, General and Administrative Expenses ("SG&A"). SG&A expenses during the current year period were $528.1 million, or 21.8% of sales, versus $440.3 million, or 21.9% of sales, during the comparable period in the prior year, an increase of 19.9%. The increase is attributable to a 12.8% increase in store count as compared to the prior year and to increases in store labor and utilities that were greater than the percentage increase in store count.

     The Company recorded $9.0 million in expenses, primarily professional fees, in the current year period related to the restatement of certain previously released financial data. Excluding those expenses, SG&A would have been $519.1 million, or 21.4% of sales, an increase of 17.9% over the prior year.

     Interest Expense. Interest expense was $23.6 million, or 0.9% of sales, in the current year period as compared to $22.0 million, or 1.1% of sales, in the prior year period.

     Provision for Taxes on Income. The Company's effective tax rate was 37.4% in the current year period and 37.3% in the prior year period.

     Net Income. Net income during the period was $63.3 million, or 2.6% of sales, versus $57.1 million, or 2.8% of sales, during the same period in the prior year, an increase of 10.9%. Diluted earnings per share in the period were $0.19 versus $0.17 in the prior year. Excluding $9.0 million in restatement-related expenses, current year earnings per share were $0.21.

Thirteen Weeks Ended August 3, 2001 and July 28, 2000

     Net Sales. Net sales for the 13 weeks ended August 3, 2001 were $1.23 billion as compared against $1.02 billion during the 13 weeks ended July 28, 2000, an increase of 20.4%. The increase resulted primarily from 606 net new stores and a same store sales increase of 7.8%. The same store sales increase is calculated based on the comparable calendar weeks in the prior year. The Company attributes the increase in same store sales to a number of factors, including a stronger in-stock position versus the prior year, the continued acceptance by the consumer of the Company's consumable basics strategy, and increased seasonal sales due to a stronger presentation of seasonal products as a result of the store reset program undertaken in 2000. Net sales increases by division were as follows: highly consumables 26.5%; hardware and seasonal 29.3%; basic clothing 9.0%; and basic home products 0.1%.

     Gross Profit. Gross profit during the current year period was $331.3 million, or 27.0% of sales, versus $284.1 million, or 27.9% of sales, during the comparable period in the prior year, an increase of 16.6%. The reduction in the margin rate as a percentage of sales was due to a number of factors, including an increase in store initiated markdowns, an increase in transportation expenses due in part to higher fuel costs, a 14 basis point increase in the shrink provision, and the continued shift in the Company's sales to lower margin consumable basic items.

     Selling, General and Administrative Expenses. SG&A expenses during the current year period were $276.1 million, or 22.5% of sales, versus $227.0 million, or 22.3% of sales, during the comparable period in the prior year, an increase of 21.6%. The increase in SG&A is due principally to the increase in the number of open stores as compared to the prior year, and to $8.7 million in expenses, primarily professional fees, recorded in the current year period related to the restatement of certain previously released financial data. Excluding the restatement related expenses, SG&A would have been $267.4 million or 21.8% of sales, an increase of 17.8% over the comparable period during the prior year.

     Interest Expense. Interest expense during the current year period was $12.0 million, or 1.0% of sales, versus $12.7 million, or 1.3% of sales, during the comparable period in the prior year, a decrease of 6.1%. The decrease in interest expense is due to lower interest rates and reduced capital spending in the current year period.

     Provision for Taxes on Income. The Company's effective tax rate was 37.4% in the current year period and 37.3% in the prior year period.

     Net Income. Net income during the current year period was $27.1 million, or 2.2% of sales, versus $27.8 million, or 2.7% of sales, during the comparable period in the prior year, a decrease of 2.5%. Earnings per share were $0.08 in the current year period and $0.08 in the prior year period. During the current year period, the Company recorded $8.7 million in restatement-related expenses. Excluding those expenses, earnings per share in the current year period were $0.10.

Liquidity and Capital Resources

     Cash flows provided by or used in operating activities. Net cash provided by operating activities totaled $9.8 million during the first 26 weeks of 2001, as compared to a $27.7 million use of cash during the comparable period in the prior year. The primary source of cash in 2001 was the combination of net income and depreciation and amortization expenses, which together totaled $124.3 million during the current year period. The primary uses of cash in 2001 were an increase in inventories of $84.6 million and a decrease in the income tax payable of $17.4 million. The increase in inventories reflects the net addition of 328 stores and an increase in seasonal inventories. The decrease in the income tax payable reflects the payment of taxes in excess of amounts accrued in the same period.

     The use of cash during the first 26 weeks of 2000 was due in part to an increase in merchandise inventories of $68.8 million reflecting the net addition of 428 stores. Additionally, the Company experienced a reduction in payables of $60.1 million resulting from the payment in 2000 of bills from the fourth quarter of 1999 on which the company took extended terms.

     Cash flows provided by or used in investing activities. Net cash used in investing activities during the first 26 weeks of 2001 totaled $73.8 million, as compared to a $55.7 million use of cash during the comparable period in the prior year. The $73.8 million spent in the current year consisted primarily of $26.6 million for new stores and relocations and $34.9 million for various store-related fixtures. The $55.7 million spent in the prior year is a net number that includes $97.5 million in proceeds from sale-leaseback transactions on two of the Company's distribution centers. Significant capital expenditure activity in 2000 consisted in part of $28.9 million for new stores and relocations subject to lease agreements, $22.6 million in construction costs relating to company owned stores and $37.7 million for distribution center-related projects including construction costs associated with the Company's new distribution centers in Zanesville, Ohio and Alachua, Florida.

     Cash flows provided by or used in financing activities. Net cash used in financing activities during the first 26 weeks of 2001 was $16.7 million. Financing activities during the comparable period in the prior year were a source of funds of $49.8 million. Cash provided by financing activities in the prior year reflected the $200 million of notes described below offset by the payment of cash dividends, the repurchase of common stock, and the repayment of long-term obligations related primarily to two of the Company's distribution centers. The Company believes that seasonal working capital requirements will continue to be met through cash flow provided by operations supplemented by various short-term borrowing arrangements.

     Total debt (including current maturities and short-term borrowings) was $743.4 million at August 3, 2001 and $729.8 million at February 2, 2001.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Not Applicable

(b)  Reports on Form 8-K:

     (1) A Current Report on Form 8-K, dated May 11, 2001, was filed with the SEC in connection with the announcement of April sales results and sales results for the first quarter ending May 4, 2001.

     (2) A Current Report on Form 8-K, dated June 8, 2001, was filed with the SEC in connection with the announcement of May sales results.

     (3) A Current Report on Form 8-K, dated July 13, 2001, was filed with the SEC in connection with the announcement of June sales results.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Dollar General Corporation

                                By:

                                /s/ James J. Hagan
                                --------------------------------------------
                                James J. Hagan
                                Executive Vice President and Chief
                                  Financial Officer (Principal Financial and
                                  Accounting Officer)



January 14, 2002