Form 10-Q
period 2001-11-02
DOLLAR GENERAL CORP
filed 2002-01-14
CIK 29534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended November 2, 2001

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


                                100 Mission Ridge
                         Goodlettsville, Tennessee 37072
                ------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (615) 855-4000
              --------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]. Note: The Company did not timely file its Annual Report on Form 10-K for fiscal 2000 and its quarterly reports on Form 10-Q for the first three quarters of fiscal 2001 as a result of the restatement of the Company's financial statements described herein and therein. Such quarterly report for the third quarter of fiscal 2001 on Form 10-Q is filed herewith, and such other quarterly reports on Form 10-Q and Annual Report on Form 10-K are being filed on the date hereof.

The number of shares of common stock outstanding as of December 14, 2001 was 332,577,284.

                           Dollar General Corporation

                                    Form 10-Q

                     For the Quarter Ended November 2, 2001

                                      Index

                                                                        Page No.

Part I.         Financial Information                                     3

Item 1.         Financial Statements (unaudited):                         3

                Condensed Consolidated Balance Sheets as of
                November 2, 2001 and February 2, 2001                     3

                Condensed Consolidated Statements of Income for the
                13 and 39 weeks ended November 2, 2001 and
                October 27, 2000 (restated)                               4

                Condensed Consolidated Statements of Cash Flows for
                the 39 weeks ended November 2, 2001 and
                October 27, 2000 (restated)                               5

                Notes to Consolidated Financial Statements                6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       14

Item 3.         Quantitative and Qualitative Disclosures About Market
                Risk                                                      18

Part II.        Other Information                                         18

Item 1.         Legal Proceedings                                         18

Item 6.         Exhibits and Reports on Form 8-K                          21

Signatures                                                                22

Part I - Financial Information

Item 1.        Financial Statements


                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                             November 2, 2001
                                                               (Unaudited)     February 2, 2001
                                                               -----------       -----------
ASSETS
Current assets:
     Cash and cash equivalents ..........................      $    74,819       $   162,310
     Merchandise inventories ............................        1,133,215           896,235
     Deferred income taxes ..............................           90,307            21,514
     Other current assets ...............................           48,600            44,868
                                                               -----------       -----------
               Total current assets .....................        1,346,941         1,124,927
                                                               -----------       -----------

     Property and equipment, at cost ....................        1,454,268         1,339,554
     Less:  accumulated depreciation and amortization ...          456,478           366,460
                                                               -----------       -----------
                                                                   997,790           973,094
                                                               -----------       -----------

     Merchandise inventories ............................          116,000           116,000
     Other assets .......................................            8,535            68,441
                                                               -----------       -----------
               Total assets .............................      $ 2,469,266       $ 2,282,462
                                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term obligations ...........      $   391,089       $     9,035
     Accounts payable ...................................          381,843           297,262
     Accrued expenses and other .........................          223,508           214,192
     Litigation settlement payable.......................          162,000                --
     Income taxes .......................................           10,492            17,446
                                                               -----------       -----------
               Total current liabilities ................        1,168,932           537,935
                                                               -----------       -----------
Long-term obligations ...................................          347,174           720,764
Litigation settlement payable ...........................               --           162,000

Shareholders' equity:
     Preferred stock ....................................               --                --
     Common stock .......................................          166,302           165,646
     Additional paid-in capital .........................          300,622           283,925
     Accumulated other comprehensive loss ...............           (3,552)               --
     Retained earnings ..................................          492,473           414,318
                                                               -----------       -----------
                                                                   955,845           863,889

     Less:  common stock purchased by employee deferred
        compensation trust ..............................            2,685             2,126
                                                               -----------       -----------
               Total shareholders' equity ...............          953,160           861,763
                                                               -----------       -----------
               Total liabilities and shareholders' equity..    $ 2,469,266       $ 2,282,462
                                                               ===========       ===========



See notes to condensed consolidated financial statements.



                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
            (Dollars in thousands except share and per share amounts)


                                                        Thirteen    Weeks Ended
                                           -----------------------------------------------
                                                          % of       October 27,     % of
                                           November 2,     Net          2000          Net
                                              2001        Sales      (restated)      Sales
                                           -----------    -----      ----------      -----
Net sales ............................... $ 1,309,125     100.0%    $ 1,094,360      100.0%
Cost of goods sold ......................     927,944      70.9         776,016       70.9
                                          -----------     -----     -----------      -----
        Gross profit ....................     381,181      29.1         318,344       29.1

Selling, general and administrative......     295,103      22.5         231,933       21.2
                                          -----------     -----     -----------      -----
        Operating profit ................      86,078       6.6          86,411        7.9

Interest expense ........................      11,480       0.9          13,537        1.2
                                          -----------     -----     -----------      -----
        Income before income taxes ......      74,598       5.7          72,874        6.7

Income taxes ............................      27,861       2.1          27,198        2.5
                                          -----------     -----     -----------      -----
        Net income ...................... $    46,737       3.6%    $    45,676        4.2%
                                          ===========     =====     ===========      =====
Earnings per share:
        Basic ........................... $      0.14               $      0.14
                                          ===========               ============
        Diluted ......................... $      0.14               $      0.14
                                          ===========               ============

Weighted average shares:
        Basic ...........................     332,491                    329,903
                                          ===========               ============
        Diluted .........................     334,857                    334,097
                                          ===========               ============
Dividends per share ..................... $      .032               $       .032
                                          ===========               ============




                                                       Thirty-Nine Weeks Ended
                                          ------------------------------------------------
                                                          % of        October 27,    % of
                                           November 2,     Net           2000         Net
                                              2001        Sales       (restated)     Sales
                                          -----------     -----       ----------     -----
Net sales ............................... $ 3,736,883     100.0%     $ 3,108,857     100.0%
Cost of goods sold ......................   2,702,994      72.3        2,237,056      72.0
                                          -----------     -----      -----------     -----
        Gross profit ....................   1,033,889      27.7          871,801      28.0

Selling, general and administrative......     823,162      22.0          672,262      21.6
                                          -----------     -----      -----------     -----
        Operating profit ................     210,727       5.7          199,539       6.4

Interest expense ........................      35,037       1.0           35,532       1.1
                                          -----------     -----      -----------     -----
        Income before income taxes ......     175,690       4.7          164,007       5.3

Income taxes ............................      65,620       1.8           61,210       2.0
                                          -----------     -----      -----------     -----
        Net income ...................... $   110,070       2.9%      $  102,797       3.3%
                                          ===========     =====      ===========     =====

Earnings per share:
        Basic ........................... $      0.33                 $     0.31
                                          ===========               ============
        Diluted ......................... $      0.33                 $     0.31
                                          ===========               ============

Weighted average shares:
        Basic ...........................     332,136                    329,319
                                          ===========               ============
        Diluted .........................     335,148                    333,809
                                          ===========               ============
Dividends per share ..................... $      .097                $      .091
                                          ===========               ============

See notes to condensed consolidated financial statements

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                        39 Weeks Ended
                                                                                  ----------------------------
                                                                                  November 2,      October 27,
                                                                                     2001             2000
                                                                                                   (Restated)
                                                                                  -----------      -----------
Cash flows from operating activities:
     Net income                                                                   $ 110,070       $ 102,797
     Adjustments to reconcile net income to net
         cash provided by / (used in) operating activities:
             Depreciation and amortization                                           92,104          83,737
             Deferred income taxes                                                   (5,795)        (12,792)
             Tax benefit from stock option exercises                                  5,243          15,021
              Change in operating assets and liabilities:
                 Merchandise inventories                                           (236,980)       (155,814)
                 Other current assets                                                (3,732)          2,517
                 Accounts payable                                                    84,581         (45,479)
                 Accrued expenses and other                                           5,759           7,449
                 Income taxes                                                        (6,954)        (14,626)
                 Other                                                               (2,549)            537
                                                                                  ---------       ---------
                      Net cash provided by / (used in) operating activities          41,747         (16,653)
                                                                                  ---------       ---------
Cash flows from investing activities:
     Purchase of property and equipment                                            (100,184)       (193,315)
     Proceeds from sale of property and equipment                                       230          97,535
                                                                                  ---------       ---------
                       Net cash used in investing activities                        (99,954)        (95,780)
                                                                                  ---------       ---------
Cash flows from financing activities:
     Issuance of short-term borrowings                                                   --         221,369
     Repayments of short-term borrowings                                                 --        (160,000)
     Issuance of long-term obligations                                                   --         199,584
     Repayments of long-term obligations                                             (8,925)       (109,472)
     Payments of cash dividend                                                      (31,910)        (29,522)
     Proceeds from exercise of stock options                                         11,557          29,239
     Repurchase of common stock, net                                                     --         (65,549)
     Purchase of common stock for employee deferred compensation trust                   (6)             --
                                                                                  ---------       ---------
                       Net cash (used in) / provided by financing activities        (29,284)         85,649
                                                                                  ---------       ---------

Net decrease in cash and cash equivalents                                           (87,491)        (26,784)
Cash and cash equivalents at beginning of period                                    162,310          54,742
                                                                                  ---------       ---------
Cash and cash equivalents, end of period                                          $  74,819       $  27,958
                                                                                  =========       =========
Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment under capital lease obligations                $  17,393       $ 110,114
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

     The accompanying condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the 13-week and 39-week periods ended November 2, 2001 and October 27, 2000 have been made.

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

     As a result, the comparative information contained in this quarterly report on Form 10-Q with respect to the 13 and 39 weeks ended October 27, 2000 has been restated. Restated net income, diluted earnings per share and retained earnings for the quarter ended October 27, 2000 are $45.7 million, $0.14 and $ 457.1 million, respectively, as compared to the previously reported amounts of $51.0 million, $0.15 and $ 576.9 million. Restated net income, diluted earnings per share and retained earnings for the 39 weeks ended October 27, 2000 are $102.8 million, $0.31 and $457.1 million, respectively, as compared to the previously reported amounts of $134.6 million, $0.40 and $576.9 million.

3.   Comprehensive income

     Comprehensive income consists of the following (in thousands):

                                                13 weeks ended                 39 weeks ended
                                          ---------------------------    ---------------------------
                                           November 2,    October 27,    November 2,     October 27,
                                              2001           2000           2001            2000
                                          ------------    -----------    -----------     -----------
Net income                                $  46,737       $  45,676      $ 110,070       $ 102,797
Accumulated net losses on
    derivative financial instruments           (508)             --         (3,552)             --
                                          ------------    -----------    -----------     -----------
                                          $  46,229       $  45,676      $ 106,518       $ 102,797
                                          ============    ===========    ===========     ===========

4.   Inventory

     In the fourth quarter of 2000, the Company determined that it had certain excess inventory that would require a markdown to assist with its disposition. While the Company believes that this markdown will be adequate to ensure the sale of the excess inventory during fiscal years 2001 and 2002, there can be no assurance that the Company will be able to sell all of this inventory by the end of 2002 without a further markdown. The Company reclassified $116.0 million of inventory out of current assets at February 2, 2001 that it does not expect to sell before February 1, 2002. Because the Company believes that such inventory may not be sold prior to November 1, 2002, this amount has continued to be excluded from current assets at November 2, 2001.

5.   Segment reporting

     The Company manages its business on the basis of one reportable segment. As of November 2, 2001 and October 27, 2000, all of the Company's operations were located within the United States. The following data is presented in accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The following amounts are in thousands:


                                      13 Weeks Ended                 39 Weeks Ended
                                ---------------------------    ---------------------------
                                November 2,     October 27,     November 2,    October 27,
                                   2001            2000           2001            2000
                                -----------     -----------     -----------    -----------
Sales by Category:
Highly Consumable .......       $   796,271     $   638,372     $ 2,255,342    $ 1,767,008
Hardware and Seasonal....           185,028         148,415         538,913        429,230
Basic Clothing ..........           148,617         133,817         410,448        375,047
Home Products ...........           179,209         173,756         532,180        537,572
                                -----------     -----------     -----------    -----------
                                $ 1,309,125     $ 1,094,360     $ 3,736,883    $ 3,108,857
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

                                                                                November 2, 2001
                                                 -------------------------------------------------------------------------------
                                                 DOLLAR GENERAL         GUARANTOR                                   CONSOLIDATED
                                                  CORPORATION          SUBSIDIARIES           ELIMINATIONS             TOTAL
                                                 --------------        ------------           ------------          ------------
BALANCE SHEET DATA:
ASSETS
Current assets
   Cash and cash equivalents                      $    20,004          $    54,815           $         --           $    74,819
   Merchandise inventories                                  -            1,133,215                     --             1,133,215
   Deferred income taxes                               69,551               20,756                     --                90,307
   Other current assets                                19,568              640,176               (611,144)               48,600
                                                  -----------          -----------           ------------           -----------
      Total current assets                            109,124            1,848,961               (611,144)            1,346,941
                                                  -----------          -----------           ------------           -----------

Property and equipment, at cost                       159,380            1,294,888                     --             1,454,268
   Less: accumulated depreciation
      and amortization                                 48,219              408,259                     --               456,478
                                                  -----------          -----------           ------------           -----------
   Net property and equipment                         111,161              886,629                     --               997,790
                                                  -----------          -----------           ------------           -----------

Merchandise inventories                                    --              116,000                     --               116,000
Other assets                                        1,921,338                7,171             (1,919,974)                8,535
                                                  -----------          -----------           ------------           -----------

Total assets                                      $ 2,141,622          $ 2,858,762           $ (2,531,118)          $ 2,469,266
                                                  ===========          ===========           ============           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations       $    65,942          $   325,147           $         --           $   391,089
   Accounts payable                                   692,772              300,215               (611,144)              381,843
   Accrued expenses and other                          62,249              161,259                     --               223,508
   Litigation settlement payable                      162,000                   --                     --               162,000
   Income taxes                                         5,040                5,452                     --                10,492
                                                  -----------          -----------           ------------           -----------
      Total current liabilities                       988,003              792,073               (611,144)            1,168,932
                                                  -----------          -----------           ------------           -----------

Long-term obligations                                 200,459              784,494               (637,779)              347,174
                                                  -----------          -----------           ------------           -----------

Shareholders' equity:
   Preferred stock                                         --                   --                     --                    --
   Common stock                                       166,302               23,853                (23,853)              166,302
   Additional paid-in capital                         300,622              927,628               (927,628)              300,622
   Accumulated other comprehensive
      loss                                             (3,552)                  --                     --                (3,552)
   Retained earnings                                  492,473              330,714               (330,714)              492,473
                                                  -----------          -----------           ------------           -----------
                                                      955,845            1,282,195             (1,282,195)              955,845
   Less:  common stock purchased by
      employee deferred compensation
      trust                                             2,685                   --                     --                 2,685
                                                  -----------          -----------           ------------           -----------
Total shareholders' equity                            953,160            1,282,195             (1,282,195)              953,160
                                                  -----------          -----------           ------------           -----------

Total liabilities and shareholders' equity        $ 2,141,622          $ 2,858,762           $ (2,531,118)          $ 2,469,266
                                                  ===========          ===========           =============          ===========


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
                                        ===========================================================================

                                                                    Quarter to Date
                                       ---------------------------------------------------------------------------
                                                                   November 2, 2001
                                       ---------------------------------------------------------------------------
                                       DOLLAR GENERAL        GUARANTOR                                CONSOLIDATED
                                        CORPORATION         SUBSIDIARIES        ELIMINATIONS             TOTAL

STATEMENTS OF INCOME DATA:
Net sales                                $  42,113          $ 1,309,125          $ (42,113)            $ 1,309,125
Cost of goods sold                              --              927,944                 --                 927,944
                                         ---------          -----------          ---------             -----------
Gross profit                                42,113              381,181            (42,113)                381,181
Selling, general and administrative         38,446              298,770            (42,113)                295,103
                                         ---------          -----------          ---------             -----------
Operating profit                             3,667               82,411                 --                  86,078
Interest expense                             2,270                9,210                 --                  11,480
                                         ---------          -----------          ---------             -----------
Income before taxes on income                1,397               73,201                 --                  74,598
Provisions for taxes on income                 521               27,340                 --                  27,861
Equity in subsidiaries' earnings, net       45,861                   --            (45,861)                     --
                                         ---------          -----------          ---------             -----------
Net income                               $  46,737          $    45,861          $ (45,861)            $    46,737
                                         =========          ===========          =========             ===========




                                                                     Year to Date
                                       ---------------------------------------------------------------------------
                                                                   November 2, 2001
                                       ---------------------------------------------------------------------------
                                       DOLLAR GENERAL        GUARANTOR                                 CONSOLIDATED
                                        CORPORATION        SUBSIDIARIES        ELIMINATIONS                TOTAL

STATEMENTS OF INCOME DATA:
Net sales                                $ 119,799          $ 3,736,883          $(119,799)            $ 3,736,883
Cost of goods sold                              --            2,702,994                 --               2,702,994
                                         ---------          -----------          ---------             -----------
Gross profit                               119,799            1,033,889           (119,799)              1,033,889
Selling, general and administrative        106,922              836,040           (119,799)                823,163
                                         ---------          -----------          ---------             -----------
Operating profit                            12,877              197,849                 --                 210,726
Interest expense                            12,191               22,845                 --                  35,036
                                         ---------          -----------          ---------             -----------
Income before taxes on income                  686              175,004                 --                 175,690
Provisions for taxes on income                 257               65,363                 --                  65,620
Equity in subsidiaries' earnings, net      109,641                   --           (109,641)                     --
                                         ---------          -----------          ---------             -----------
Net income                               $ 110,070          $   109,641          $(109,641)            $   110,070
                                         =========          ===========          =========             ===========




                                                                     Quarter to Date
                                       ---------------------------------------------------------------------------
                                                                    October 27, 2000
                                       ---------------------------------------------------------------------------

                                       DOLLAR GENERAL        GUARANTOR                                CONSOLIDATED
                                        CORPORATION         SUBSIDIARIES        ELIMINATIONS             TOTAL

STATEMENTS OF INCOME DATA:
Net sales                                $  43,810          $ 1,094,360          $ (43,810)            $ 1,094,360
Cost of goods sold                              --              776,016                 --                 776,016
                                         ---------          -----------          ---------             -----------
Gross profit                                43,810              318,344            (43,810)                318,344
Selling, general and administrative         26,983              248,760            (43,810)                231,933
                                         ---------          -----------          ---------             -----------
Operating profit                            16,827               69,584                 --                  86,411
Interest expense                             6,659                6,876                 --                  13,537
                                         ---------          -----------          ---------             -----------
Income before taxes on income               10,168               62,706                 --                  72,874
Provisions for taxes on income               3,795               23,403                 --                  27,198
Equity in subsidiaries' earnings, net       39,303                   --            (39,303)                     --
                                         ---------          -----------          ---------             -----------
Net income                               $  45,676          $    39,303          $ (39,303)            $    45,676
                                         =========          ===========          =========             ===========



                                                                    Year to Date
                                       ---------------------------------------------------------------------------
                                                                    October 27, 2000
                                       ---------------------------------------------------------------------------

                                       DOLLAR GENERAL        GUARANTOR                                CONSOLIDATED
                                        CORPORATION         SUBSIDIARIES        ELIMINATIONS             TOTAL
STATEMENTS OF INCOME DATA:
Net sales                                $ 118,582          $ 3,108,857          $(118,582)            $ 3,108,857
Cost of goods sold                              --            2,237,056                 --               2,237,056
                                         ---------          -----------          ---------             -----------
Gross profit                               118,582              871,801           (118,582)                871,801
Selling, general and administrative         80,371              710,473           (118,582)                672,262
                                         ---------          -----------          ---------             -----------
Operating profit                            38,211              161,328                 --                 199,539
Interest expense                            15,858               19,674                 --                  35,532
                                         ---------          -----------          ---------             -----------
Income before taxes on income               22,353              141,654                 --                 164,007
Provisions for taxes on income               8,342               52,868                 --                  61,210
Equity in subsidiaries' earnings, net       88,786                   --            (88,786)                     --
                                         ---------          -----------          ---------             -----------
Net income                               $ 102,797          $    88,786          $ (88,786)            $   102,797
                                         =========          ===========          =========             ===========

                                       11

                                                                                 For the 39 weeks ended
                                                          ------------------------------------------------------------------------
                                                                                     November 2, 2001
                                                          ------------------------------------------------------------------------
                                                          DOLLAR GENERAL      GUARANTOR                               CONSOLIDATED
                                                           CORPORATION       SUBSIDIARIES        ELIMINATIONS             TOTAL
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
    Net income                                             $  110,070         $ 109,641           $ (109,641)         $  110,070
    Adjustments to reconcile net income to net cash
     provided by / (used in) operating activities:
       Depreciation and amortization                           10,984            81,120                   --              92,104
       Deferred income taxes                                     (171)           (5,624)                  --             (5,795)
       Tax benefits from stock options exercises                5,243                --                   --               5,243
       Change in operating assets and liabilities:
           Merchandise inventories                                  -          (236,980)                  --            (236,980)
           Other current assets                                (4,296)           35,204              (34,640)             (3,732)
           Accounts payable                                    29,400            20,541               34,640              84,581
           Accrued expenses and other                           4,860               899                   --               5,759
           Income taxes                                          (876)           (6,078)                  --              (6,954)
           Other                                             (102,190)          (10,000)             109,641              (2,549)
                                                           ----------         ---------           ----------         -----------
              Net cash provided by / (used in)
               operating activities                            53,024           (11,277)                  --              41,747
                                                           ----------         ---------           ----------         -----------

Cash flows from investing activities:
    Purchases of property and equipment                       (14,772)          (85,412)                  --            (100,184)
    Proceeds from sale of property and equipment                   15               215                   --                 230
    Issuance of long-term notes receivable                   (119,799)               --              119,799                  --
    Other                                                       2,050                --               (2,050)                 --
                                                           ----------         ---------           ----------         -----------
              Net cash used in investing activities          (132,506)          (85,197)             117,749             (99,954)
                                                           ----------         ---------           ----------         -----------

Cash flows from financing activities:
    Issuance of long-term obligations                                           119,799             (119,799)                 --
    Repayments of long-term obligations                          (798)           (8,127)                  --              (8,925)
    Payment of cash dividends                                 (31,910)               --                   --             (31,910)
    Proceeds from exercise of stock options                    11,557                --                   --              11,557
    Other                                                          (6)           (2,050)               2,050                  (6)
                                                           ----------         ---------           ----------         -----------
       Net cash provided by / (used in)
        financing activities                                  (21,157)          109,622             (117,749)            (29,284)
                                                           ----------         ---------           ----------         -----------

Net increase / (decrease) in cash and
 cash equivalents                                            (100,639)           13,148                   --             (87,491)
Cash and cash equivalents, beginning of year                  120,643            41,667                   --             162,310
                                                           ----------         ---------           ----------         -----------
Cash and cash equivalents, end of period                    $  20,004         $  54,815           $       --         $    74,819
                                                           ==========         =========           ==========         ===========

                                                                               For the 39 weeks ended
                                                        ---------------------------------------------------------------------
                                                                                  October 27, 2000
                                                        ---------------------------------------------------------------------
                                                        DOLLAR GENERAL      GUARANTOR                            CONSOLIDATED
                                                         CORPORATION      SUBSIDIARIES       ELIMINATIONS            TOTAL
                                                        --------------    ------------       ------------        ------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
    Net income                                           $  102,797         $ 88,786           $ (88,786)         $ 102,797
    Adjustments to reconcile net income to net cash
     provided by / (used in) operating activities:
       Depreciation and amortization                          9,867           73,870                   -             83,737
       Deferred income taxes                                   (664)         (12,128)                  -            (12,792)
       Tax benefits from stock options exercises             15,021                -                   -             15,021
       Change in operating assets and liabilities:
           Merchandise inventories                                -         (155,814)                  -           (155,814)
           Other current assets                              10,804           88,977             (97,264)             2,517
           Accounts payable                                (148,878)          11,081              92,318            (45,479)
           Accrued expenses and other                         5,855            1,594                   -              7,449
           Income taxes                                       1,812          (16,438)                  -            (14,626)
           Other                                            (92,819)           4,570              88,786                537
                                                         ----------         --------           ---------          ---------
             Net cash provided by / (used in)
               operating activities                         (96,205)          84,498              (4,946)           (16,653)
                                                         ----------         --------           ---------          ---------

Cash flows from investing activities:
    Purchases of property and equipment                     (17,673)        (180,588)              4,946           (193,315)
    Proceeds from sale of property and equipment                 83           97,452                   -             97,535
    Issuance of long-term notes receivable                 (118,582)               -             118,582                  -
    Contribution of capital                                   (856)                -                 856                  -
                                                         ----------         --------           ---------          ---------
              Net cash used in investing activities        (137,028)         (83,136)            124,384            (95,780)
                                                         ----------         --------           ---------          ---------

Cash flows from financing activities:
    Issuance of short-term borrowings                       221,369                -                   -            221,369
    Repayments of short-term borrowings                    (160,000)               -                   -           (160,000)
    Issuance of long-term obligations                       199,584          118,582            (118,582)           199,584
    Repayments of long-term obligations                        (924)        (108,548)                  -           (109,472)
    Payment of cash dividends                               (29,522)               -                   -            (29,522)
    Proceeds from exercise of stock options                  29,239                -                   -             29,239
    Repurchase of common stock, net                         (65,549)               -                   -            (65,549)
    Issuance of common stock, net                                 -              856                (856)                 -
                                                         ----------         --------           ---------          ---------
       Net cash provided by / (used in)
        financing activities                                194,197           10,890            (119,438)            85,649
                                                         ----------         --------           ---------          ---------

Net increase / (decrease) in cash and
  cash equivalents                                          (39,036)          12,252                   -            (26,784)
Cash and cash equivalents, beginning of year                 42,688           12,054                   -             54,742
                                                         ----------         --------           ---------          ---------
Cash and cash equivalents, end of period                 $    3,652         $ 24,306           $       -          $  27,958
                                                         ==========         ========           =========          =========



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following text contains references to years 2002, 2001, 2000, 1999, and 1998, which represent fiscal years ending or ended January 31, 2003, February 1, 2002, February 2, 2001, January 28, 2000, and January 29, 1999 respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto.

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

39 WEEKS ENDED NOVEMBER 2, 2001 AND OCTOBER 27, 2000

     Net Sales. Net sales for the 39 weeks ended November 2, 2001 were $3.74 billion as compared against $3.11 billion during the comparable period in the prior year, an increase of 20.2%. The increase resulted primarily from 591 net new stores and a same store sales increase of 7.6%. The same store sales increase is calculated based on the comparable calendar weeks in the prior year. The Company attributes the increase in same store sales to a number of factors, including a stronger in-stock position versus the prior year, the continued acceptance by the consumer of the Company's consumable basics strategy, and increased seasonal sales due to a stronger presentation of seasonal products as a result of the store reset program undertaken in 2000. Net sales increases by division were as follows: highly consumables 27.6%; hardware and seasonal 25.6%; basic clothing 9.4%; and basic home products (1.0%).

     Gross Profit. Gross profit during the current year period was $1.03 billion, or 27.7% of sales versus $0.87 billion, or 28.0% of sales, during the comparable period in the prior year, an increase of 18.6%. The reduction in the margin rate as a percentage of sales was due to a number of factors including: an increase in the shrink provision of 14 basis points; higher store initiated markdowns; and the continued shift in the Company's sales to lower margin consumable basic items.

     Selling, General and Administrative Expense ("SG&A"). SG&A expenses during the current year period were $823.2 million, or 22.0% of sales, versus $672.3 million, or 21.6% of sales during the comparable period in the prior year, an increase of 22.4%. The increase in SG&A is due to the 12.1% increase in store count as compared to the prior year, and to increases in store labor and utilities costs that were greater than the percentage increase in store count. In addition, the Company recorded $18.3 million in expenses, primarily professional fees, in the current year period related to the restatement of certain previously released financial data. Excluding the restatement related expenses, SG&A would have been $804.9 million, or 21.5% of sales, an increase of 19.7% over the prior year.

     Interest Expense. Interest expense during the current year period was $35.0 million, or 1.0% of sales, versus $35.5 million, or 1.1% of sales during the comparable period in the prior year, a decrease of 1.4%. The decrease in interest expense is due to lower interest rates and reduced capital spending in the current year period.

     Provision for Taxes on Income. The Company's effective tax rate was 37.4% in the current year period and 37.3% in the prior year period.

     Net Income. Net income during the current year period was $110.1 million, or 2.9% of sales, versus $102.8 million, or 3.3% of sales, during the comparable period in the prior year, an increase of 7.1%. Diluted earnings per share were $0.33 in the current year period versus $0.31 in the prior year. Excluding restatement-related expenses, diluted earnings per share in the current year period were $0.36.

THIRTEEN WEEKS ENDED NOVEMBER 2, 2001 AND OCTOBER 27, 2000

     Net Sales. Net sales for the 13 weeks ended November 2, 2001 were $1.31 billion as compared against $1.09 billion during the comparable period in the prior year, an increase of 19.6%. The increase resulted primarily from 591 net new stores and a same store sales increase of 8.2%. The same store sales increase is calculated based on the comparable calendar weeks in the prior year. The Company attributes the increase in same store sales to a number of factors including a stronger in-stock position versus the prior year, the continued acceptance by the consumer of the Company's consumable basics strategy, and increased seasonal sales due to a stronger presentation of seasonal products emanating from the store reset program undertaken in 2000. Net sales increases by division were as follows: highly consumables 24.7%; hardware and seasonal 24.7%; basic clothing 11.1%, and basic home products 3.1%.

     Gross Profit. Gross profit during the current year period was $381.2 million, or 29.1% of sales, versus $318.3 million or 29.1% of sales during the comparable period in the prior year, an increase of 19.7%.

     Selling, General and Administrative Expense. SG&A expenses during the current year period were $295.1 million, or 22.5% of sales, versus $231.9 million, or 21.2% of sales during the comparable period in the prior year, an increase of 27.2%. The increase in SG&A is due to the additional number of open stores as compared to the prior year period and to increases in store labor and utilities costs that were greater than the percentage increase in store count. In addition, the Company recorded $9.3 million in expenses, primarily professional fees, during the current year period related to the restatement of certain previously released financial data. Excluding the restatement related expenses, SG&A would have been $285.8 million, or 21.8% of sales, an increase of 23.2% over the prior year.

     Interest Expense. Interest expense during the current year period was $11.5 million, or 0.9% of sales versus $13.5 million, or 1.2% of sales during the comparable period in the prior year, a decrease of 15.2%. The decrease in interest expense is due to lower interest rates and reduced capital spending in the current year period.

     Provision for Taxes on Income. The Company's effective tax rate was 37.4% in the current year period and 37.3% in the prior year period.

     Net Income. Net income during the current year period was $46.7 million, or 3.6% of sales, versus $45.7 million, or 4.2% of sales during the comparable period in the prior year, an increase of 2.3%. Diluted earnings per share were $0.14 in the current year period versus $0.14 in the comparable prior year period. Excluding restatement-related expenses, diluted earnings per share in the current year period were $0.16.

Liquidity and Capital Resources

     Cash flows provided by or used in operating activities. Net cash provided by operating activities totaled $41.7 million during the first 39 weeks of 2001, as compared to a $16.7 million use of cash during the comparable period in the prior year. The primary source of cash in 2001 was the combination of net income and depreciation and amortization expenses, which together provided $202.2 million in cash during the current year period. The primary use of cash in the current year period was the $237.0 million increase in inventory reflecting the net addition of 485 stores and an increase in seasonal merchandise. The increase in inventory was partially financed by a $84.6 million increase in accounts payable.

     The primary use of cash during the first 39 weeks of 2000 was an increase in merchandise inventories of $155.8 million reflecting the addition of 600 net stores and the build-up of seasonal inventories. Net income and depreciation and amortization expenses together provided $186.5 million in cash in 2000.

     Cash flows provided by or used in investing activities. Net cash used in investing activities during the first 39 weeks of 2001 totaled $100.0 million, as compared to a $95.8 million use of cash during the comparable period in the prior year. The $100.0 million spent in the current year consisted primarily of $39.6 million for new stores and relocations, $42.8 million for various store-related fixtures, and $11.4 million for various systems related projects. The $95.8 million spent in the prior year is a net number that includes $97.5 million in proceeds from sale-leaseback transactions on two of the Company's distribution centers. Significant capital expenditure activity in 2000 consisted in part of $39.2 million for new stores and relocations subject to lease agreements, $36.0 million in construction costs relating to Company owned stores and $49.4 million for distribution center-related projects including construction costs associated with the Company's new distribution centers in Zanesville, Ohio and Alachua, Florida.

     Cash flows provided by or used in financing activities. Net cash used in financing activities during the first 39 weeks of 2001 was $29.3 million. The principal use of funds was the payment of cash dividends of $31.9 million. Financing activities during the comparable period in the prior year were a source of funds of $85.6 million. Cash provided by financing activities in the prior year reflected the $200 million of notes described below offset by the payment of cash dividends, the repurchase of common stock and the repayment of long-term obligations related primarily to two of the Company's distribution centers. The Company also increased its net short-term borrowings by $61.4 million during the prior year period to fund seasonal working capital needs. The Company believes that seasonal working capital requirements will continue to be met through cash flow provided by operations supplemented by various short-term borrowing arrangements.

     In September 2002, the Company's synthetic leases, in the amount of $383 million, will mature and the Company's $175 million revolving credit facility will expire. The Company expects to refinance the synthetic lease obligations and to replace the revolving credit facility prior to such date. The Company may also have to fund during the second half of 2002 the settlement of the class action litigation in an amount of up to $162 million, as further discussed above. The Company believes that its existing cash balances, cash flow from operations and its ongoing access to the capital markets will provide sufficient financing to meet these obligations, as well as the Company's other foreseeable liquidity and capital resource needs. However, there can be no assurance that the Company will be able to obtain financing in the amounts that it requires or that the terms of such financing will be as attractive as the terms on which the Company has obtained financing in the past. Please refer to "Forward Looking Statements / Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 2, 2001 for a discussion of issues that could adversely impact the Company's financial position or its ability to obtain financing.

     Total debt (including current maturities and short-term borrowings) was $738.3 million at November 2, 2001 and $729.8 million at February 2, 2001.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Not Applicable

(b)  Reports on Form 8-K:

     (1) A Current Report on Form 8-K, dated August 10, 2001, was filed with the SEC in connection with the announcement of July sales results.
     (2) A Current Report on Form 8-K, dated September 7, 2001, was filed with the SEC in connection with the announcement of August sales results.
     (3) A Current Report on Form 8-K, dated September 21, 2001, was filed with the SEC in connection with an announcement of the dismissal of the Company's independent accountants, Deloitte & Touche LLP, the retention and subsequent resignation of PricewaterhouseCoopers LLP as independent accountants, and the possible future retention of Ernst & Young LLP as the Company's new independent accountants.
     (4) An Amendment to the Current Report on Form 8-K, dated September 21, 2001, was filed with the SEC on October 9, 2001, disclosing the retention of Ernst & Young LLP as the Company's new independent accountants, and including letters from Deloitte & Touche LLP and PricewaterhouseCoopers LLP.
     (5) A Current Report on Form 8-K, dated October 12, 2001, was filed with the SEC in connection with the announcement of September sales results.

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