Form 10-K
period 2001-12-31
DOLLAR GENERAL CORP
filed 2002-04-02
CIK 29534

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 1, 2002

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2002, was $4,338,998,195, based upon the last reported sale price on such date by the New York Stock Exchange.

         The number of shares of common stock outstanding on March 15, 2002, was 332,649,343.

                       Documents Incorporated by Reference

         The information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on June 3, 2002.

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

                                     PART I
                                     ------

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

         The Company opened its first store in 1955, in which year the Company was first incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc. The Company changed its name to Dollar General Corporation in 1968, and reincorporated as a Tennessee corporation in 1998. As of March 15, 2002, the Company operated 5,620 stores in 27 states, primarily in the southeastern and midwestern United States.

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

         Our Merchandise. The Company is committed to offering a focused assortment of quality, consumable basic merchandise in a number of core categories, such as health and beauty aids, packaged food products, home cleaning supplies, housewares, stationery, seasonal goods, basic apparel and domestics. Because the Company offers a focused assortment of consumable basic merchandise, customers are able to shop at Dollar General stores for their everyday household needs. In 2001, the average customer transaction was $8.43.

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

Growth Strategy

         The Company has experienced a rapid rate of expansion in recent years, increasing its number of stores from 2,059 as of January 31, 1995, to 5,620 as of March 15, 2002. In addition to growth from new store openings, the Company recorded same-store sales increases of 7.3%, 0.9% and 6.4% in 2001, 2000 and 1999, respectively. Management will continue to seek to grow the Company's business. The Company believes this growth will come from a combination of new store openings, infrastructure investments and merchandising initiatives.

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

         In addition, the Company expects to explore the potential for expansion into new geographic markets as opportunities present themselves. Specifically, in 2001 the Company opened its first stores in New York and New Jersey. As of March 15, 2002, the Company had 60 stores in New York, and 10 stores in New Jersey. Consistent with its strategy, the Company is focusing its efforts in these states on small communities.

         In 2001, 2000, and 1999, the Company opened 602, 758, and 646 new stores, and remodeled or relocated 78, 237, and 409 stores, respectively. In 2002, the Company currently expects to open approximately 600 new stores, close 60 to 80 stores, and remodel or relocate approximately 100 stores.

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

and an automated distribution center replenishment system to reduce inventory safety stocks (2000).

         Merchandising Initiatives. The Company's merchandising initiatives are designed to promote same-store sales increases. In 2001, the Company increased the number of stores offering perishable products. This program, which includes a selection of dairy products, luncheon meats, frozen foods and ice cream, was expanded from 20 stores in 2000 to approximately 400 stores by the end of 2001. The Company also increased the number of items carried by its stores in certain other categories, including home cleaning, paper products and pet supplies. The Company will continue to evaluate the performance of its merchandise mix and make changes where appropriate.

Merchandise

         Dollar General stores offer a focused assortment of quality, consumable basic merchandise in a number of core categories. The Company separates its merchandise into the following four divisions for internal reporting purposes:
(1) highly consumable, (2) hardware and seasonal, (3) basic clothing, and (4) home products.

         Since 1997, the Company has increased its emphasis on the highly consumable division by adding items in the food, paper, household chemicals, and health and beauty care categories. During the same period, the Company has reduced its emphasis on the home products division by eliminating items such as bath mats, area rugs, and bath towels. In 1998, the Company introduced approximately 400 new stock-keeping units ("SKUs") of family-oriented, basic apparel including items such as jeans, khakis, T-shirts and knit shirts for men, women and children at prices of $10 or less. As of March 15, 2002, the Company continues to carry approximately half of those SKUs, which the Company considers a part of its core apparel program.

         The percentage of total sales of each of the four divisions tracked by the Company is as follows: in 2001 total sales consisted of 58.0% highly consumables, 16.7% hardware and seasonal, 10.9% basic clothing and 14.4% home products; in 2000 total sales consisted of 55.3% highly consumables, 15.5% hardware and seasonal, 12.2% basic clothing and 17.0% home products; and in 1999 total sales consisted of 51.3% highly consumables, 16.5% hardware and seasonal, 12.4% basic clothing and 19.8% home products. Of the four divisions, the hardware and seasonal division typically records the highest gross profit rate and the highly consumables division typically records the lowest gross profit rate.

         The Company purchases its merchandise from a wide variety of suppliers. One supplier, Proctor and Gamble, accounted for approximately 12% of the Company's purchases in 2001. No other supplier accounted for more than 4.5% of the Company's purchases in 2001. Approximately 12% of the Company's purchases in 2001 were imported.

         The Company does not run weekly advertising circulars but does advertise to support new store openings. Advertising expenses are less than 1% of sales.

         The Company maintains approximately 3,500 core SKUs per store. The Company's average customer purchase in 2001 was $8.43. The average number of items in each customer purchase was 5.7, and the average price of each purchased item was $1.48.

         As indicated in Note 3 to the Consolidated Financial Statements, the Company believes that it has certain excess inventory that will require a markdown to assist with its disposition. Accordingly, the Company recorded a markdown which had the impact of reducing inventory at cost at February 2, 2001 and increasing cost of goods sold in the fourth quarter of 2000 by approximately $21.5 million. The Company believes that this markdown will be adequate to sell the excess inventory during fiscal year 2002. However, there can be no assurance that the Company will be able to sell all of this inventory by the end of 2002 without a further markdown.

         The Company's business is modestly seasonal in nature. The only extended seasonal increase in business that the Company experiences is the Christmas selling season. During the Christmas selling season, the Company carries merchandise that it does not carry during the rest of the year such as gift sets, trim-a-tree, certain baking items, and a broader assortment of toys and candy. In 2001, 2000, and 1999 the fourth quarter generated 30%, 32% and 30% of the Company's total annual revenues, respectively. Although all four of the Company's divisions experienced their highest sales in the fourth quarter, the hardware and seasonal division had the largest increases.

The Dollar General Store

         The typical Dollar General store has approximately 6,700 square feet of selling space and is operated by a manager, an assistant manager and two or more sales clerks. Most stores are in small towns with populations of fewer than 20,000. As of March 15, 2002, approximately 58% of stores were located in strip shopping centers, 38% were freestanding buildings and 4% were in downtown store buildings. The Company generally has not encountered difficulty locating suitable store sites in the past, and management does not currently anticipate experiencing material difficulty in finding suitable locations at favorable rents.

         The Company's recent store growth is summarized in the following table:

                        Stores at                                                Net
                        Beginning           Stores            Stores            Store           Stores at
       Year              of Year            Opened            Closed           Increase         Year End
------------------- ------------------ ----------------- ----------------- ----------------- ----------------
       1999                3,687              646                39               607             4,294
       2000                4,294              758                52               706             5,000
       2001                5,000              602                62               540             5,540

         In 2002, the Company currently expects to open approximately 600 new stores, close 60 to 80 stores, and remodel or relocate approximately 100 stores. As of March 15, 2002, the Company operated 5,620 retail stores.

Employees

         As of March 15, 2002, the Company and its subsidiaries employed approximately 48,000 full-time and part-time employees, including divisional and regional managers, area managers, store managers, and DC and administrative personnel, compared with approximately 39,500 employees on February 2, 2001. Management believes the Company's relationship with its employees is good.

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

ITEM 2.  PROPERTIES

         As of March 15, 2002, the Company operated 5,620 retail stores located in 27 states as follows:

State                               Number of Stores       State                       Number of Stores
------------------------------ --------------------------- --------------------------- ----------------------
Alabama                                    266             Missouri                             255
Arkansas                                   193             Nebraska                              61
Delaware                                    20             New Jersey                            10
Florida                                    323             New York                              60
Georgia                                    311             North Carolina                       291
Illinois                                   241             Ohio                                 305
Indiana                                    239             Oklahoma                             225
Iowa                                       126             Pennsylvania                         293
Kansas                                     138             South Carolina                       205
Kentucky                                   242             Tennessee                            312
Louisiana                                  194             Texas                                710
Maryland                                    57             Virginia                             219
Michigan                                    61             West Virginia                        110
Mississippi                                153
------------------------------ --------------------------- --------------------------- ----------------------

         Substantially all of the Company's stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. In 2001, the Company's aggregate store rental expense averaged $5.05 per square foot of selling space. The Company's policy has been to negotiate low-cost, short-term leases (usually with initial or primary terms of three to five years) with multiple renewal options when available. In 2002, the Company expects to open approximately 200 to 250 stores subject to built-to-suit arrangements with landlords. Such stores will typically carry a primary lease term of between 7 and 10 years.

         The Company's DCs serve Dollar General stores as described in the following table:

                                                               As of March 15, 2002
                                                                                         Approximate Number
                                               Year            Approximate Square            of Stores
Location                                      Opened                 Footage                   Served
---------------------------------------- ----------------- ---------------------------- ---------------------
Scottsville, Kentucky                          1959                   720,000                    822
Ardmore, Oklahoma                              1994                 1,200,000                    970
South Boston, Virginia                         1997                 1,210,000                    884
Indianola, Mississippi                         1998                   820,000                    620
Fulton, Missouri                               1999                 1,150,000                    795
Alachua, Florida                               2000                   980,000                    722
Zanesville, Ohio                               2001                 1,170,000                    807

         The Company owns the DC located in Scottsville, Kentucky and leases all of its other DCs. The Company opened its Zanesville, Ohio DC in April of 2001. The Company's executive offices are located in approximately 302,000 square feet of leased space in Goodlettsville, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

Restatement-Related Proceedings

         On April 30, 2001, the Company announced that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1999 and 1998, and to restate the unaudited financial information for fiscal year 2000 that had been previously released by the Company. The Company subsequently restated such financial statements and financial information by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002.

         Following the April 30, 2001, announcement more than 20 purported class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws. These lawsuits have been consolidated into a single action pending in the United States District Court for the Middle District of Tennessee. On July 17, 2001, the court entered an order appointing the Florida State Board of Administration and the Teachers' Retirement System of Louisiana as lead plaintiffs and the law firms of Entwistle & Cappucci LLP, Milberg Weiss Bershad Hynes & Lerach LLP and Grant & Eisenhofer, P.A. as co-lead counsel. On January 3, 2002, the lead plaintiffs filed an amended consolidated class action complaint purporting to name as plaintiffs a class of persons who held or purchased the Company's securities and related derivative securities between May 12, 1998, and September 21, 2001. Among other things, plaintiffs have alleged that the Company and certain of its current and former officers and directors made misrepresentations concerning the Company's financial results in the Company's filings with the Securities and Exchange Commission and in various press releases and other public statements. The plaintiffs seek damages with interest, costs and such other relief as the court deems proper.

         On January 3, 2002, the Company reached a settlement agreement with the putative class action plaintiffs, pursuant to which the Company agreed to pay at least $140 million to such plaintiffs in settlement for their claims and to implement certain enhancements to its corporate governance and internal control procedures. Such agreement was subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval. Under such settlement agreement, the plaintiffs had the right, following the completion of confirmatory discovery, to amend their complaint to increase the size of the class and to negotiate with the Company for additional damages, the aggregate amount of all damages to be paid in settlement of plaintiffs' claims not to exceed $162 million.

         On April 1, 2002, following the completion of such confirmatory discovery, the Company and the putative class action plaintiffs amended their settlement agreement. Pursuant to such amended settlement agreement, the Company has agreed to pay $162 million to such plaintiffs in settlement for their claims and to implement certain enhancements to its corporate governance and internal control procedures. Such amended agreement is subject to the final approval of the Company's Board of Directors and to court approval.

         The Company recognized an expense of $162 million in the fourth quarter of 2000 in respect of the class action settlement, which the Company expects to disburse in the second or third quarter of 2002. The Company expects to receive from its insurers approximately $4.5 million in respect of such settlement, which amount has not been accrued in the Company's financial statements.

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

Other Litigation

         The Company was involved in other litigation, investigations of a routine nature and various legal matters during 2001, which were and are being defended and otherwise handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they have not had and will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders during the fourth quarter of the fiscal year ended February 1, 2002.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange under the symbol "DG." The following table sets forth the range of the high and low closing prices of the Company's common stock during each quarter in 2001 and 2000, as reported on the New York Stock Exchange, together with dividends. All numbers have been restated to reflect common stock splits.

2001                                First               Second              Third               Fourth
                                   Quarter             Quarter             Quarter             Quarter
---------------------------- -------------------- ------------------- ------------------- -------------------
   High                          $   23.73            $   20.90           $   18.10           $   16.70
   Low                           $   15.51            $   15.94           $   11.23           $   13.34
   Dividends                     $     .032           $     .032          $     .032          $     .032

                                    First               Second              Third               Fourth
2000                               Quarter             Quarter             Quarter             Quarter
---------------------------- -------------------- ------------------- ------------------- -------------------
   High                          $   21.80            $   21.44           $   23.06           $   19.81
   Low                           $   14.65            $   16.31           $   14.75           $   13.50
   Dividends                     $     .026           $     .032          $     .032          $     .032

         The Company's stock price at the close of the market on March 15, 2002, was $15.42.

         There were approximately 16,039 shareholders of record of the Company's common stock as of March 15, 2002. The Company has paid cash dividends on its common stock since 1975. The Board of Directors regularly reviews the Company's dividend plans to ensure that they are consistent with the Company's earnings performance, financial condition, need for capital and other relevant factors. The Company did not sell any of its equity securities during 2001 without registration under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA*

                                          (In thousands except per share and operating data)

                                                    February 2,
                                                        2001                January 28,         January 29,
                               February 1, 2002    (53 week year)             2000                1999
------------------------------ ----------------- ------------------- ------------------- -------------------
SUMMARY OF OPERATIONS:
Net sales                       $   5,322,895     $   4,550,571           $   3,887,964       $   3,220,989
Gross profit                    $   1,509,412     $   1,250,903           $   1,093,498       $     892,519
Litigation settlement expense               -     $     162,000                       -                   -
Income before income taxes      $     327,822     $     108,647           $     294,697       $     239,009
Net income                      $     207,513     $      70,642           $     186,673       $     150,934
Net income as a % of sales               3.9%              1.6%                  4.8%                4.7%
------------------------------ ----------------- ------------------- ------------------- -------------------
PER SHARE RESULTS:
Diluted earnings per share (a)  $        0.62     $      0.21             $      0.55         $      0.45
Basic earnings per share (a)    $        0.63     $      0.21             $      0.61         $      0.53
------------------------------ ----------------- ------------------- ------------------- -------------------
Cash dividends per share of     $        0.13     $      0.12             $      0.10         $      0.08
    common stock (a)
Weighted average diluted
    shares (a)                        335,017          333,858                337,904             335,763
------------------------------ ----------------- ------------------- ------------------- -------------------
FINANCIAL POSITION:
Assets                          $   2,552,385     $   2,282,462           $   1,923,628       $   1,376,012
Long-term obligations           $     339,470     $     720,764           $     514,362       $     221,694
Shareholders' equity            $   1,041,718     $     861,763           $     845,353       $     674,406
Return on average assets                  8.7%              3.4%                   11.3%               12.9%
Return on average equity                 22.2%              8.3%                   24.6%               24.4%
------------------------------ ----------------- ------------------- ------------------- -------------------
OPERATING DATA:
Retail stores at end of period          5,540             5,000                   4,294               3,687
Year-end selling square feet       37,421,000        33,871,000              28,655,000          23,719,000
Highly consumable sales                    58%               55%                     51%                 42%
Hardware and seasonal sales                17%               16%                     17%                 19%
Basic clothing sales                       11%               12%                     12%                 12%
Home products sales                        14%               17%                     20%                 27%
------------------------------ ----------------- ------------------- ------------------- -------------------

(a)      As adjusted to give retroactive effect to all common stock splits.

* The Company has determined, as previously reported in its Annual Report on Form 10-K for the fiscal year ended February 2, 2001 filed on January 14, 2002 (the "2000 10-K"), that in light of the substantial time, effort and expense required to prepare and audit its restated financial statements for fiscal 2000, 1999 and 1998, an unreasonable further effort and expense would be required to conduct a similar process to restate its previously released financial data for fiscal 1997. Such financial data has not been restated and should not be relied upon. For a further discussion of the Company's restatement of its financial statements, see the 2000 10-K, Note 2 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Accounting Periods. The following text contains references to years 2002, 2001, 2000 and 1999, which represent fiscal years ending or ended January 31, 2003, February 1, 2002, February 2, 2001 and January 28, 2000, respectively. There were 53 weeks in the fiscal year ended February 2, 2001. There were 52 weeks in the fiscal years ended February 1, 2002 and January 28, 2000. There will be 52 weeks in the fiscal year ended January 31, 2003. This discussion and analysis should be read with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto. Please note that, by means of its Annual Report on Form 10-K for the fiscal year ended February 2, 2001 filed on January 14, 2002, the Company has restated its financial statements for fiscal years 1999 and 1998, as well as certain unaudited financial information for fiscal year 2000 that had been previously released by the Company. The following discussion reflects the results of that restatement.

         Overview of 2001. During 2001, Dollar General increased its net sales by 17.0%, primarily as a result of its continued rapid pace of new store openings. From 1999 through 2001, the Company had a compound annual net sales growth rate of 18.2%. Same-store sales increased 7.3% in 2001, as compared with increases of 0.9% and 6.4% in 2000 and 1999, respectively.

         As discussed further below, management believes that the Company's relatively strong operating performance in 2001 was due in part to improved in-stock conditions and various merchandising initiatives which helped generate additional sales at acceptable gross profit rates.

         The year 2001 marked the fourteenth consecutive year that the Company increased its total number of store units. The Company opened 602 new stores in 2001, compared with 758 in 2000 and 646 in 1999, and remodeled or relocated 78 stores, compared with 237 in 2000 and 409 in 1999. During the last three years, the Company has opened, remodeled or relocated 2,730 stores, accounting for approximately 49% of the total stores as of February 1, 2002. The Company ended fiscal 2001 with 5,540 stores.

         In 2001, new stores, remodels and relocations, net of 62 closed stores, added an aggregate of approximately 3.5 million selling square feet to the Company's total sales space. As a result, the Company had an aggregate of approximately 37.4 million selling square feet at the end of the year. The average new store opened in 2001 had approximately 6,500 selling square feet compared to approximately 6,900 selling square feet for new stores opened in 2000. Virtually all of the new stores opened in 2001 are subject to traditional operating lease arrangements. The Company opened its seventh DC in Zanesville, Ohio in April of 2001.

         The Company currently expects to open approximately 600 new stores and close 60 to 80 stores in 2002, and to remodel or relocate approximately 100 stores. The Company will continue to focus on opening new stores in towns with populations of 20,000 or fewer and within 250 miles of its DCs. The Company expects its new stores to be subject to operating lease arrangements. Capital expenditures related to new store openings will be financed through a combination of operating cash flow and credit facilities.

         Store investment and infrastructure upgrades continued to be priorities in 2001. At February 1, 2002, the systems to support perpetual inventories were installed in approximately 4,800 stores. Management expects to have the systems to support perpetual inventories in all stores by the end of 2002, and to begin implementation in 2003. A perpetual inventory allows the Company to track store level inventory at the SKU level, which should result in better inventory management. Additionally, management expects to enhance store communications and improve customer service through the installation of satellite communications technology. At February 1, 2002 such technology was installed in approximately 3,500 stores. The Company expects to complete the rollout of its satellite technology in all stores in 2002. The Company acquired a new merchandise planning and allocation system in 2001 that improves its ability to prepare sales, inventory and margin plans. The Company also established a business-to-business website in 2001 for use in communicating with transportation carriers to move loaded trailers to the DCs.

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

         Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise. To reduce the potential of such distortions in the valuation of inventory from occurring, the Company's RIM utilizes 10 departments in which fairly homogenous classes of merchandise inventories having similar gross margins are grouped. In addition, failure to take markdowns currently can result in an overstatement of cost under the lower of cost or market principle. During fiscal 2000, the Company recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $21.5 million.

         Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

         The Company is collecting SKU level inventory information at each of its stores during 2002 in an effort to establish an item-based perpetual inventory system. In conjunction with this undertaking, the Company will be expanding the number of departments it utilizes for its gross margin calculations. As noted above (see "-Overview of 2001"), management expects to implement its new inventory system in 2003. These changes may impact the RIM calculation results in fiscal 2003 and in subsequent years.

Results of Operations

         The following discussion of the Company's financial performance is based on the Consolidated Financial Statements set forth herein.

         Net Sales. Net sales totaled $5.32 billion for 2001, $4.55 billion for 2000 and $3.89 billion for 1999, representing annual increases of 17.0% in 2001, 17.0% in 2000 and 20.7% in 1999. The increases resulted primarily from 540 net new stores and a same-store sales increase of 7.3% in 2001; 706 net new stores and a same-store sales increase of 0.9% in 2000; and 607 net new stores and a same-store sales increase of 6.4% in 1999.

         The Company tracks its sales internally by four divisions: highly consumable, hardware and seasonal, basic clothing and home products. Total sales in the highly consumable department increased by 22.5%, 26.1% and 46.4% in 2001, 2000 and 1999, respectively. Total sales in the hardware and seasonal department increased by 25.8%, 10.2%, and 6.0% in 2001, 2000 and 1999, respectively. Total sales in the basic clothing department increased by 5.0%, 14.9% and 23.2% in 2001, 2000 and 1999, respectively. Total sales in the home products department experienced annual changes of (0.6)%, 0.5% and (10.7)%, respectively.

         The Company attributes the 7.3% same-store sales increase that it achieved in 2001 to a number of factors, including but not limited to: an improved in-stock position; an increase in the number of stores offering perishable products from 20 in 2000 to approximately 400 by the end of 2001; strong sales of seasonal merchandise resulting in part from additional floor space dedicated to such items as part of the store reset program, described below, that was undertaken in 2000; and expanded offerings in certain highly consumable categories including home cleaning, paper products and pet supplies.

         The Company believes that the lower same store sales increase in 2000 was due primarily to the disruptive effect of a comprehensive store reset program designed to improve the product mix and appearance of its stores, which affected the vast majority of the store base. Other factors that may have had an impact on the lower same store sales increase in 2000 include a change in store ordering procedures from a manual process to a new automated system relying on the scanning of shelf tags, which may have been an additional cause of the sporadic out-of-stock conditions experienced by the Company during this period, and a general softening of economic conditions.

         The relatively strong same store sales increase in 1999 was due primarily to the Company's ongoing shift in emphasis to the consumable basics segment of its business.

         Gross Profit. Gross profit for 2001 was $1.51 billion, or 28.4% of sales, compared with $1.25 billion, or 27.5% of sales in 2000 and $1.09 billion, or 28.1% of sales in 1999. The improvement in the gross profit rate in 2001 as compared to 2000 is due primarily to the $21.5 million effect of a markdown recorded in 2000. As described in Note 3 to the Consolidated Financial Statements (see Item 8), the markdown in 2000 resulted from the identification by the Company of certain excess inventories that it believes will require a markdown to assist with their disposition by the conclusion of 2002. There can be no assurance that the Company will be able to sell all of this inventory by the end of 2002 without marking down the inventory at issue in amounts exceeding the markdown recorded to date. The Company also improved its initial margin on inventory purchases by 48 basis points in 2001 as compared against 2000. The Company was able to make particular improvements in its inventory margin in the housewares, seasonal and mens and boys clothing product lines.

         The decline in the gross profit rate in 2000 as compared to 1999 was due primarily to the $21.5 million effect of the markdown described above.

         Inventory shrinkage calculated at the retail value of the inventory, as a percentage of sales, was 2.90% in 2001, 2.80% in 2000, and 2.62% in 1999. The Company's goal is to maintain a shrink rate in the range of 1.75% to 2.00%. In 2001 the Company appointed approximately 25 financial control specialists to assist its stores with various shrinkage reduction efforts. These financial control specialists are focusing on activities such as investigating missing cash deposits and evaluating the processes in stores with consistently poor shrinkage results.

         Distribution and transportation costs decreased by 35 basis points as a percentage of sales in 2001 as compared to 2000, and increased by 16 basis points in 2000 as compared to 1999. The reduction in distribution and transportation costs as a percentage of sales in 2001 is due primarily to a relatively modest increase in transportation costs during a period of increased sales. Factors contributing to this result in 2001 included the opening of the Zanesville, Ohio DC, which supported continued expansion in the number of stores with only a modest increase in store delivery miles, increased trailer utilization as a result of improved routing, and lower fuel costs. The increase in distribution and transportation costs as a percentage of sales in 2000 was due in part to the additional fixed costs associated with establishing the Fulton and Alachua distribution centers, which were opened in 1999 and 2000, respectively.

         Selling, General and Administrative Expense. Total selling, general and administrative ("SG&A") expense as a percentage of net sales was 21.3% in 2001, compared with 20.5% in 2000 and 19.9% in 1999. SG&A expense for 2001 was $1.14 billion, an increase of 21.5% compared to 2000. SG&A expense in 2000 was $934.9 million, an increase of 21.0% over the 1999 total of $772.9 million.

         The 80 basis point increase in SG&A expense as a percentage of net sales experienced in 2001 was due in part to $28.4 million in expenses incurred in such year, including professional service fees, related to the restatement of the Company's financial statements described above in Item 3. There were no such expenses in 2000, and such expenses were in addition to the litigation settlement expense described below that was recorded in 2000. The increase in SG&A expense in 2001 was also attributable in part to a 19.4% increase in labor expenses at the Company's retail stores, which was in excess of the Company's sales increase of 17.0%. The increased labor expenses incurred in 2001 resulted from a decision by the Company's management to spend additional funds in this area in order to attract and retain the talented employees necessary to improve store conditions. The restatement related expenses and the increased store labor costs together accounted for a 69 basis point increase in SG&A expense. Excluding the restatement-related expenses, SG&A expense in 2001 would have been $1.11 billion, or 20.8% of sales, an increase of 18.4% over the prior year.

         The 66 basis point increase in SG&A expense as a percentage of net sales experienced in 2000 was due in part to the fact that store labor, store depreciation and amortization, and store utilities experienced annual increases of 22.9%, 44.4% and 27.8%, respectively, which were all in excess of the Company's sales increase of 17.0%. The increase in store labor as a percentage of sales was due principally to the additional hours required to complete the store reset program described above (see "-Net Sales"), and the general weakness of same store sales. The increase in store depreciation and amortization expense as a percentage of sales was a result of the number of new stores subject to capital leases.

         Litigation Settlement Expense. The Company recorded $162.0 million in 2000 for the proposed settlement of the restatement-related shareholder class action litigation. (See Item 3). No litigation settlement expense was recorded in 2001.

         Interest Expense. In 2001, interest expense was $45.8 million, compared with $45.4 million in 2000 and $25.9 million in 1999. The increase in interest expense in 2000 as compared to 1999 resulted from the net addition of $213.6 million in various long-term obligations during 2000.

         The average daily total debt outstanding in 2001 was $738.8 million at an average interest rate of 6.25%. The average daily total debt outstanding in 2000 was $710.3 million at an average interest rate of 7.2%. The average total debt outstanding in 1999 was $454.0 million at an average interest rate of 6.0%.

         Provision for Taxes on Income. The effective income tax rates for 2001, 2000 and 1999 were 36.7%, 35.0% and 36.7%, respectively. The reduction in the effective tax rate in 2000 was due to the 38.9% marginal tax rate applied against the litigation settlement expense. Excluding the tax impact of the litigation settlement expense, the effective tax rate in 2000 was 37.3%.

Liquidity and Capital Resources

         Capital Structure. The Company has accessed capital through public debt, bank financings, long-term leases and financing obligations. In 2001, the Company financed its short-term working capital needs through cash flow from operations and existing cash balances. The Company has historically satisfied its working capital needs by utilizing seasonal lines of credit and its revolving credit agreement in addition to its existing cash balances and cash flow from operations. The Company's various seasonal lines of credit expired during 2001 and the Company elected not to renew them. At February 1, 2002 the Company had a $175 million revolving credit agreement which was not utilized during 2001. The revolving credit facility has two financial covenants, a fixed charge test and a leverage test. The leverage test was amended in 2000 to provide the Company with increased operating flexibility. As of February 1, 2002, the revolving credit facility was priced at LIBOR plus 102.5 basis points. As of February 1, 2002 the Company had no revolving loans outstanding and was in compliance with the financial covenants under the revolving credit facility. The revolving credit facility expires in September 2002. Until the restatement-related legal proceedings referred to previously and in Note 8 to the Consolidated Financial Statements are resolved, the Company may need waivers in order to draw on the revolving credit facility. The Company's total debt as of February 1, 2002 was $735.1 million, compared with $729.8 million as of February 2, 2001, and $516.2 million as of January 28, 2000.

         In June 2000, the Company issued $200 million of 8 5/8% notes to repay outstanding short-term borrowings and for general corporate purposes. The notes are unsecured and guaranteed by all of the Company's subsidiaries. The notes have certain restrictive covenants, including limitations on secured indebtedness and certain sale and leaseback transactions.

         As of February 1, 2002, the Company had $383 million outstanding under two synthetic lease facilities (the "Facilities") maturing in September 2002, one with $212 million in outstanding capital leases and the other with $171 million in outstanding capital leases. The leases allow for the use and occupancy of certain real property, including approximately 400 retail stores, two distribution centers and the Company's headquarters in Goodlettsville, Tennessee. The Company plans to purchase the properties from the lessor at the maturity of the Facilities. The Company is currently working on a plan to refinance the lease obligations. The Facilities have the same two financial covenants as the revolving credit facility, a fixed charge test and a leverage test. The facility with $212 million in outstanding capital leases is funded by a syndicate of financial institutions; borrowings under the facility were priced at LIBOR plus 102.5 basis points as of February 1, 2002. The pricing spread over LIBOR fluctuates based on the Company's debt ratings as published by the debt rating agencies. The Company's spread over LIBOR increased to 102.5 basis points from 15 basis points as part of the October 19, 2001, waiver and amendment as described below. The facility with $171 million in outstanding capital leases is funded by commercial paper issued at prevailing market rates by a commercial paper funding entity and is secured by a letter of credit facility.

         In June 2000, distribution centers in Indianola, Mississippi and Fulton, Missouri were purchased from the Facilities and sold in sale-leaseback transactions resulting in twenty-two year, triple net leases with renewal options for an additional thirty years. These were refinanced to bolster liquidity and diversify sources of funds.

         Throughout 2001, the Company obtained waivers from its lenders to, among other things, extend the requirement to deliver its audited 2000 financial statements, and unaudited 2001 quarterly financial statements, as a result of delays related to the restatement described above. The Company executed waivers with its lenders under the Facilities and revolving credit facility on May 10, 2001, June 8, 2001, and July 27, 2001, a waiver and amendment on October 19, 2001, and waivers on December 28, 2001, and January 10, 2002. The June 8, 2001, waiver prohibited the Company from repurchasing its shares and limited its capital expenditures to $160 million for the period commencing on February 2, 2001, and concluding with the delivery of the restated financial statements. The October 19, 2001, amendment increased the pricing on the synthetic lease with

$212 million in outstanding capital leases and the revolving credit facility from 15 basis points over LIBOR to 102.5 basis points over LIBOR, and accelerated the maturity of the second synthetic lease to September 2002 from June 2004. The Company executed waivers with the lenders under the Indianola, Mississippi and Fulton, Missouri distribution center leases on May 7, 2001, May 11, 2001, June 8, 2001, July 30, 2001, October 31, 2001, December 31, 2001, and
January 10, 2002. In addition, the Company executed waivers with the lenders under the Ardmore and South Boston distribution center leases on January 10, 2002, and the lender under the Company's airplane lease on December 21, 2001, and January 7, 2002. The Company paid a total of approximately $1.6 million in fees for all of the waivers and amendments, which were recorded in SG&A expense.

         The Company has entered into an amended settlement agreement with the lead plaintiffs in the restatement-related class action lawsuits brought against the Company and its officers and directors. See Item 3 (Restatement-Related Proceedings), above. Such agreement provides for the payment by the Company to the class action plaintiffs of $162 million. This expense was accrued by the Company in the fourth quarter of the 2000 fiscal year. The Company expects such amount will be disbursed in the second or third quarter of 2002, and will be funded out of operating cash flow, on-hand cash balances and the proceeds of insurance relating to the settlement of the class action and derivative litigation (see Note 8 to the Consolidated Financial Statements).

         Cash Flow. In 2001, cash provided from operations and existing cash balances provided the resources required to support operations, capital expenditures and working capital requirements. The Company did not utilize its revolving credit facility in 2001. The Company's only borrowing in 2001 under a seasonal line of credit occurred on September 12, 2001 due to a temporary lack of access to certain of its investment accounts resulting from the events of September 11, 2001. Until the restatement-related legal proceedings referred to previously and in Note 8 to the Consolidated Financial Statements are resolved, the Company may need a waiver in order to draw on the revolving credit facility.

         Net cash provided by operating activities for fiscal 2001 was $265.6 million, as compared to $215.5 million for fiscal 2000 and $196.7 million for fiscal 1999. Cash flow from operations for fiscal 2001 compared to fiscal 2000 increased by $50.1 million due principally to the improvement in operating performance in 2001 as described above (see "-Net Sales"). Cash flow from operations for fiscal 2000 compared to fiscal 1999 increased by $18.8 million due principally to a reduction in the amount of cash used to purchase inventory and an increase in accrued expenses and other.

         Net cash flows used in investing activities was $124.1 million in 2001, versus $119.0 million in 2000 and $139.0 million in 1999. Capital expenditures for 2001 totaled $125.4 million, compared with $216.6 million for 2000 and $142.1 million for 1999. The Company opened 602 new stores and relocated or remodeled 78 stores at a cost of $55.8 million in 2001, compared with opening 758 new stores and relocating or remodeling 237 stores at a cost of $112.7 million in 2000. The decrease in 2001 in store-related capital expenditures was due to the smaller number of projects completed in 2001 and the construction of approximately 72 Company-owned stores in 2000 versus no such construction in 2001. Capital expenditures for new, relocated and remodeled stores totaled $72.7 million in 1999.

         The Company spent approximately $31.7 million on systems-related capital projects in 2001 including $10.0 million for satellite technology and $8.3 million for new point-of-sale cash registers.

         The Company spent approximately $6.6 million on distribution-related capital expenditures in 2001 as compared to $49.3 million in 2000 and $43.2 million in 1999. The 2000 expenditures related primarily to costs associated with the new DCs in Alachua, Florida, and Zanesville, Ohio. The 1999 expenditures resulted primarily from costs associated with the expansion of the Ardmore, Oklahoma DC and the purchase of new delivery trailers.

         Capital expenditures during 2002 are projected to be approximately $150 million. The Company anticipates funding its 2002 capital requirements with cash flow from operations.

         Net cash provided by / (used in) financing activities was $(42.3) million, $11.0 million and $(30.6) million in fiscal 2001, 2000 and 1999 respectively. Cash used in fiscal 2001 from financing activities primarily reflected the payment of $42.5 million of cash dividends. Cash provided in fiscal 2000 from financing activities reflected the $200 million of notes issued in June 2000, partially offset by the payment of $42.2 million of cash dividends, the repurchase of $63.0 million of common stock, and the repayment of $112.3 million of long-term obligations related primarily to two of the Company's DCs. Cash used in fiscal 1999 by financing activities reflected the repurchase of $50.8 million of common stock and the payment of $33.8 million of dividends, offset partially by $38.8 million of cash proceeds from the exercise of stock options.

         As noted above, in September 2002 the Company's synthetic leases, in the amount of $383 million, will mature and the Company's $175 million revolving credit facility will expire. The Company expects to refinance the synthetic lease obligations and to replace the revolving credit facility prior to such date. The Company also expects to fund in the second or third quarter of 2002 $162 million in settlement of the class action litigation, as further discussed above. The Company believes that its existing cash balances, cash flow from operations and its ongoing access to the capital markets will provide sufficient financing to meet these obligations, as well as the Company's other foreseeable liquidity and capital resource needs. However, there can be no assurance that the Company will be able to obtain financing in the amounts that it requires or that the terms of such financing will be as attractive as the terms on which the Company has obtained financing in the past. Please refer to "Forward Looking Statements / Risk Factors" for a discussion of issues that could adversely impact the Company's financial position or its ability to obtain financing.

         The following table summarizes the Company's significant contractual obligations and estimated litigation settlement payable as of February 1, 2002, which excludes the effect of imputed interest (in thousands):

                                                                     Payments Due by Period
                                                           Less                                     Greater
                                                           than                                       than
Contractual obligations                      Total         1 yr           1-3 yrs       4-5 yrs       5 yrs
-----------------------                      -----         ----           -------       -------       -----
Long-term debt                          $   200,052   $        52    $         -   $         -   $   200,000
Capital lease obligations                   460,807       406,085         30,957        17,537         6,228
Financing obligations                       210,910         9,283         18,566        18,566       164,495
Operating leases                            701,808       177,948        250,186       103,426       170,248
Litigation settlement                       162,000       162,000              -             -             -
Capital expenditures                         30,000        30,000              -             -             -
                                        -----------   -----------    -----------   -----------       --------
Total contractual cash obligations      $ 1,765,577   $   785,368    $   299,709   $   139,529   $    540,971
                                        ===========   ===========    ===========   ===========   ============

 See Note 2 to the Consolidated Financial Statements for a discussion of amounts outstanding under commercial letters of credit.

Effects of Inflation and Changing Prices

         The Company believes that inflation and/or deflation had a minimal impact on its overall operations during 2001, 2000 and 1999.

Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company began applying the new accounting rules on February 2, 2002. The adoption of SFAS No. 141 and No. 142 will not have a material impact on the Company's financial position or results of operations.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted this statement on February 2, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company believes the adoption of SFAS No. 144 will not have a material impact on its Consolidated Financial Statements.

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

         THE COMPANY'S REPUTATION AND FINANCIAL CONDITION COULD BE AFFECTED BY THE RESTATEMENT. As previously described in the Company's Annual Report on Form 10-K for the 2000 fiscal year, on April 30, 2001, the Company announced that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1998 and 1999, and to revise the unaudited financial information for the 2000 fiscal year that had been previously released by the Company. Following this announcement, more than 20 purported class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws. These lawsuits have been consolidated into a single action pending in the United States District Court for the Middle District of Tennessee. In addition, six purported shareholder derivative lawsuits have been filed in Tennessee State Court against certain current and former Company directors and officers and Deloitte & Touche LLP, the Company's former independent accountant, and two purported shareholder derivative lawsuits have been filed in the United States District Court for the Middle District of Tennessee against certain current and former Company directors and officers alleging that they breached their fiduciary duties to the Company. The Company has also been notified that the SEC is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001, announcement.

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

         COMPETITION IN THE RETAIL INDUSTRY COULD LIMIT THE COMPANY'S GROWTH OPPORTUNITIES AND REDUCE ITS PROFITABILITY. The Company competes in the discount retail merchandise business, which is highly competitive. This competitive environment subjects the Company to the risk of reduced profitability resulting from reduced margins required to maintain the Company's competitive position. The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. Some of the nation's largest retail companies operate stores in areas where the Company operates. The Company's direct competitors in the dollar store retail category include Family Dollar, Dollar Tree, Fred's, and various local, independent operators. Competitors from other retail categories include CVS, Rite Aid, Walgreens, Eckerds, Wal-Mart and Kmart. The discount retail merchandise business is subject to excess capacity and some of the Company's competitors are much larger and have substantially greater resources than the Company. The competition for customers has intensified in recent years as larger competitors, such as Wal-Mart and Kmart, have moved into the Company's geographic markets. The Company remains vulnerable to the marketing power and high level of consumer recognition of these major national discount chains. The

Company expects a further increase in competition from these national discount retailers.

         THE COMPANY'S FINANCIAL PERFORMANCE IS SENSITIVE TO CHANGES IN OVERALL ECONOMIC CONDITIONS THAT MAY IMPACT CONSUMER SPENDING. The general slowdown in the United States economy may adversely affect the spending of the Company's consumers, which would likely result in lower net sales than expected on a quarterly or annual basis. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, interest rates, and tax rates, could also adversely affect the Company's business by reducing consumer spending or causing consumers to shift their spending to other products.

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

         THE EFFICIENT OPERATION OF THE COMPANY'S BUSINESS IS HEAVILY DEPENDENT ON ITS INFORMATION SYSTEMS. As part of its technology update, the Company installed new flatbed scanners in all of its stores and is in the process of installing new IBM registers and checkouts. The Company depends on a variety of other information technology systems for the efficient functioning of its business. The Company relies on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support the Company's business. The software programs supporting many of the Company's systems were licensed to the Company by independent software developers. The inability of these developers to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of the Company's operations if it were unable to convert to alternate systems in an efficient and timely manner.

         THE COMPANY IS SUBJECT TO INTEREST RATE RISK. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company may utilize a credit facility to fund working capital requirements, which is comprised of variable rate debt. See "Item 7A - Quantitative and Qualitative Disclosures About Market Risk."

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

         THE COMPANY IS DEPENDENT ON THE CONTINUED AVAILABILITY OF CAPITAL TO SUPPORT ITS BUSINESS. As discussed above, in September 2002 the Company's synthetic leases, in the amount of $383 million, will mature and the Company's $175 million revolving credit facility will expire. The Company also expects to fund in the second or third quarter of 2002 $162 million in settlement of the class action litigation, as further discussed above. In addition, the Company will continue to need capital to support its plans for future growth. A decline in the Company's generation of cash flow or the inability of the Company to obtain financing from third parties would have a material adverse effect on the Company.

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

         The Company has cash flow exposure relating to variable interest rates, primarily associated with its revolving line of credit and certain lease obligations, and seeks to manage this risk through the use of interest rate swaps. The primary interest rate exposure on variable rate obligations is based on the London Interbank Offered Rate ("LIBOR").

         At February 1, 2002, and February 2, 2001, the fair value of the Company's debt, excluding capital lease obligations, was estimated at approximately $260.0 million and $295.9 million, respectively, based on the estimated market value of the debt at those dates. Such fair value is less than the carrying value of the debt at February 1, 2002, and February 2, 2001, by approximately $35.6 million and $0.7 million, respectively.

         At February 1, 2002, the Company was party to an interest rate swap agreement with a notional amount of $100 million. The Company designated this agreement as a hedge of its floating rate commitments relating to a portion of its synthetic lease agreements. Under the terms of the agreement, the Company will pay a fixed rate of 5.60% and will receive a floating rate (LIBOR) on the $100 million notional amount through September 1, 2002. The fair value of the interest rate swap agreement was $(2.6) million at February 1, 2002. The counterparty to the Company's interest rate swap agreement was a major financial institution. The Company is exposed to credit risk in the event of non-performance by such counterparty, the amount of which exposure is limited to the unpaid portion of amounts due to the Company pursuant to the interest rate swap agreement, if any. Although there are no collateral requirements if a downgrade in the credit rating of the counterparty occurs, the Company believes that its exposure is mitigated by provisions in the interest rate swap agreement that allow the Company to offset any amounts payable by the Company to the counterparty with any amounts due to the Company from the counterparty.

         At February 2, 2001, the Company was party to the same interest rate swap agreement with a notional amount of $100 million. Under the terms of the agreement, the Company paid the same fixed rate of 5.60% and received the same floating rate (LIBOR) on the $100 million notional amount. The fair value of the interest rate swap agreement was $(0.4) million at February 2, 2001.

         In fiscal 2001, as required by SFAS 133, the Company recorded the fair value of the interest rate swap in the balance sheet, with the offsetting, effective portion of the change in fair value recorded in Other Comprehensive Income, a separate component of Shareholders' Equity. Amounts recorded in Other Comprehensive Income were reclassified into earnings, as an adjustment to interest expense, in the same period during which the hedged synthetic lease agreements affected earnings. In fiscal 2000, as required by the accounting literature for derivatives and hedging instruments in effect at that time, the Company recognized any differences paid or received on interest rate swap agreements as adjustments to interest expense.

         Based upon the Company's variable rate borrowing levels, a 1% change in interest rates would have resulted in a pre-tax loss in earnings and cash flows of approximately $2.8 million and $2.6 million, including the effects of interest rate swaps, in 2001 and 2000, respectively. In 2002, the Company does not anticipate the potential loss due to a 1% change in interest rates to vary materially from the estimated impact in 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                          CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands except per share amounts)


                                                        February 1, 2002 February 2, 2001
-----------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                               $   261,525      $   162,310
    Merchandise inventories                                   1,131,023          896,235
    Deferred income taxes                                       105,091           21,514
    Other current assets                                         58,408           44,868
----------------------------------------------------------------------------------------
    Total current assets                                      1,556,047        1,124,927
----------------------------------------------------------------------------------------
Property and equipment, at cost:
    Land                                                        144,490          119,410
    Buildings                                                   331,795          286,476
    Furniture, fixtures and equipment                           988,074          823,234
    Construction in progress                                      9,334          110,434
----------------------------------------------------------------------------------------
                                                              1,473,693        1,339,554
    Less accumulated depreciation and amortization              484,778          366,460
----------------------------------------------------------------------------------------
    Net property and equipment                                  988,915          973,094
----------------------------------------------------------------------------------------
Merchandise inventories                                              --          116,000
----------------------------------------------------------------------------------------
Deferred income taxes                                                --           52,708
----------------------------------------------------------------------------------------
Other assets, net                                                 7,423           15,733
----------------------------------------------------------------------------------------
Total assets                                                $ 2,552,385      $ 2,282,462
========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term obligations                $   395,675      $     9,035
    Accounts payable                                            322,463          297,262
    Accrued expenses and other                                  242,780          214,192
    Litigation settlement payable                               162,000               --
    Income taxes                                                 10,633           17,446
----------------------------------------------------------------------------------------
    Total current liabilities                                 1,133,551          537,935
----------------------------------------------------------------------------------------
Long-term obligations                                           339,470          720,764
----------------------------------------------------------------------------------------
Deferred income taxes                                            37,646               --
----------------------------------------------------------------------------------------
Litigation settlement payable                                        --          162,000
----------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
    Series B junior participating preferred stock,
         stated value $0.50 per share; Shares
         authorized: 10,000,000; Issued:  None                       --               --
    Common stock, par value $0.50 per share;
         Shares authorized: 500,000,000; Issued:
         2001-332,718,000; 2000-331,292,000                     166,359          165,646
    Additional paid-in capital                                  301,848          283,925
    Retained earnings                                           579,265          414,318
    Accumulated other comprehensive loss                         (3,228)              --
----------------------------------------------------------------------------------------
                                                              1,044,244          863,889
    Less common stock purchased by employee
        deferred compensation trust:
        2001-112,000; 2000-94,000                                 2,395            2,126
    Less unearned compensation related to
        outstanding restricted stock                                131               --
----------------------------------------------------------------------------------------
    Total shareholders' equity                                1,041,718          861,763
----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $ 2,552,385      $ 2,282,462
========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.



                                    CONSOLIDATED STATEMENTS OF INCOME

                             (Dollars in thousands except per share amounts)

                                                         For the years ended
                               -------------------------------------------------------------------------
                                  February 1, 2002        February 2, 2001           January 28, 2000
                                  ----------------        ----------------           ----------------
                                               % of                     % of                     % of
                                                Net                      Net                      Net
                                 Amount        Sales     Amount         Sales       Amount       Sales
--------------------------------------------------------------------------------------------------------
Net sales                      $5,322,895     100.00%  $4,550,571       100.00%  $3,887,964      100.00%
Cost of goods sold              3,813,483      71.64    3,299,668        72.51    2,794,466       71.87
--------------------------------------------------------------------------------------------------------
 Gross profit                   1,509,412      28.36    1,250,903        27.49    1,093,498       28.13
Selling, general and
   administrative               1,135,801      21.34      934,899        20.54      772,928       19.88
Litigation settlement
    expense                            --         --      162,000         3.56           --          --
--------------------------------------------------------------------------------------------------------
Operating profit                  373,611       7.02      154,004         3.39      320,570        8.25
Interest expense                   45,789       0.86       45,357         1.00       25,873        0.67
--------------------------------------------------------------------------------------------------------
 Income before taxes on           327,822       6.16      108,647         2.39      294,697        7.58
   income
Provisions for taxes on
   income                         120,309       2.26       38,005         0.84      108,024        2.78
--------------------------------------------------------------------------------------------------------
 Net income                    $  207,513       3.90%  $   70,642         1.55%  $  186,673        4.80%
=======================================================================================================
 Diluted earnings per          $     0.62              $     0.21                $     0.55
   share
Weighted average diluted
   shares (000)                   335,017                 333,858                   337,904
Basic earnings per share       $     0.63              $     0.21                $     0.61
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 For the years ended February 1, 2002, February 2, 2001 and January 28, 2000

                                                     (Dollars in thousands except per share amounts)
                                                                                     Accumulated
                                                          Additional                    Other
                                  Preferred    Common      Paid-in     Retained    Comprehensive  Treasury   Restricted
                                   Stock       Stock       Capital     Earnings       Income        Stock       Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
Balances January 29, 1999       $      858   $  164,073  $  363,212   $  346,790  $        -        $ (200,527)  $    -  $  674,406
Net income                               -            -           -      186,673           -                 -        -     186,673
Cash dividends,
  $0.10 per common share                 -            -           -      (32,879)          -                 -        -     (32,879)
Cash dividends,
  $0.69 per preferred share              -            -           -       (1,178)          -                 -        -      (1,178)
Issuance of common stock
  under stock incentive
  plans (5,442,000 shares)               -        2,721      36,076            -           -                 -        -      38,797
Tax benefit from exercise of
  options                                -            -      30,287            -           -                 -        -      30,287
Repurchase of common stock
  (2,766,000 shares)                     -       (1,383)          -      (49,370)          -                 -        -     (50,753)
Conversion of preferred to
  common (51,133,000 shares)          (858)           -    (199,669)           -           -           200,527        -           -
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 28, 2000      $        -   $  165,411  $  229,906   $  450,036  $        -        $        -   $    -  $  845,353
Net income                               -            -           -       70,642           -                 -        -      70,642
Cash dividends,
  $0.12 per common share                 -            -           -      (42,266)          -                 -        -     (42,266)
Issuance of common stock
  under stock incentive
  plans (4,103,000 shares)               -        2,052      32,078            -           -                 -        -      34,130
Tax benefit from exercise of
  options                                -            -      19,018            -           -                 -        -      19,018
Repurchase of common stock,
  net (3,634,000 shares)                 -       (1,817)      2,923      (64,094)          -                 -        -     (62,988)
Purchase of common stock by
  employee deferred
  compensation trust
  (94,000 shares)                        -            -           -            -           -            (2,126)       -      (2,126)
------------------------------------------------------------------------------------------------------------------------------------
Balances, February 2, 2001      $        -   $  165,646  $  283,925     $414,318  $        -        $   (2,126)  $    -  $  861,763
Comprehensive income:
  Net income                             -            -           -      207,513           -               -          -     207,513
  Cumulative effect of SFAS
     No. 133                             -            -           -            -      (2,044)              -          -      (2,044)
  Net change in fair value
     of derivatives                      -            -           -            -      (2,285)              -          -      (2,285)
  Net loss on derivatives                -            -           -            -       1,101               -          -       1,101
                                                                                                                         ----------
Comprehensive income                                                                                                        204,285
Cash dividends,
  $0.13 per common share                 -            -           -      (42,566)          -                 -        -     (42,566)


                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 For the years ended February 1, 2002, February 2, 2001 and January 28, 2000

                                                     (Dollars in thousands except per share amounts)
                                                                                     Accumulated
                                                          Additional                    Other
                                  Preferred    Common      Paid-in     Retained    Comprehensive  Treasury   Restricted
                                   Stock       Stock       Capital     Earnings       Income        Stock       Stock       Total
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock
  under stock incentive
  plans (1,395,000 shares)               -          697      11,571            -           -                 -        -      12,268
Tax benefit from exercise of
  options                                -            -       5,819            -           -                 -        -       5,819
Purchase of common stock by
  employee deferred
  compensation trust
  (18,000 shares)                        -            -           -            -           -              (269)       -        (269)
Issuance of restricted stock
  (32,000 shares)                        -           16         533            -           -                 -     (131)        418
------------------------------------------------------------------------------------------------------------------------------------
Balances, February 1, 2002      $        -   $  166,359  $  301,848   $  579,265  $   (3,228)       $   (2,395) $  (131) $1,041,718
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)

                                                                 For the years ended
                                               --------------------------------------------------------
                                               February 1, 2002     February 2, 2001   January 28, 2000
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                        $   207,513         $    70,642          $   186,673
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    122,967             111,399               79,707
     Deferred income taxes                              6,777             (77,942)              (2,261)
     Tax benefit from stock option exercises            5,819              19,018               30,287
     Litigation settlement                                  -             162,000                    -
Change in operating assets and liabilities:
   Merchandise inventories                           (118,788)            (59,803)            (158,836)
   Other current assets                               (13,540)              4,650              (15,351)
   Accounts payable                                    25,201             (47,336)              78,002
   Accrued expenses and other                          25,907              39,391               (2,144)
   Income taxes                                        (4,941)             (9,545)               4,125
   Other                                                8,713               3,031               (3,480)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities             265,628             215,505              196,722
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of property and equipment                (125,365)           (216,584)            (142,070)
   Proceeds from sale of property and
     equipment                                          1,293              97,612                3,051
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                (124,072)           (118,972)            (139,019)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of short-term borrowings                        -             220,000              295,324
   Repayments of short-term borrowings                      -            (220,000)            (295,324)
   Issuance of long-term obligations                        -             199,595               22,848
   Repayments of long-term obligations                (11,823)           (112,276)              (7,705)
   Payment of cash dividends                          (42,517)            (42,237)             (33,791)
   Proceeds from exercise of stock options             12,268              34,130               38,797
   Repurchase of common stock, net                          -             (62,988)             (50,753)
   Purchase of common stock by employee
     deferred compensation trust                         (269)             (2,126)                   -
   Settlement of derivative financial
     instruments                                            -              (3,063)                   -
-------------------------------------------------------------------------------------------------------
Net cash provided by / (used in) financing
   activities                                         (42,341)             11,035              (30,604)
-------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents              99,215             107,568               27,099
Cash and cash equivalents, beginning of year          162,310              54,742               27,643
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year            $   261,525         $   162,310          $    54,742
=======================================================================================================
Supplemental cash flow information:
Cash paid during year for:
   Interest                                       $    50,297         $    50,027          $    28,026
   Income taxes                                   $   110,944         $   104,311          $    77,038
-------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash
   investing and financing activities:
Purchase of property and equipment under
   capital lease obligations                      $    17,169         $   126,290          $   272,233
Conversion of preferred stock to common stock     $         -                   -          $   200,527
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of presentation and accounting policies

Basis of presentation

         These notes contain references to the years 2002, 2001, 2000 and 1999, which represent fiscal years ended January 31, 2003, February 1, 2002, February 2, 2001 and January 28, 2000, respectively. The Company's fiscal year ends on the Friday closest to January 31. There will be 52 weeks in the fiscal year ended January 31, 2003, and there were 52 weeks in the fiscal years ended February 1, 2002, and January 28, 2000. There were 53 weeks in the fiscal year ended February 2, 2001. The consolidated financial statements include all subsidiaries. Intercompany transactions have been eliminated.

         The Company sells general merchandise on a retail basis through 5,540 stores (as of February 1, 2002) located predominantly in small towns in the Southeastern and Midwestern United States. The Company has Distribution Centers ("DCs") in Scottsville, Kentucky; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri; Alachua, Florida and Zanesville, Ohio.

         All share and per share data reflect the effect of common stock splits.

Restatement

         On April 30, 2001, the Company announced that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1999 and 1998, and to restate the unaudited financial information for fiscal year 2000 that had been previously released by the Company. The Company subsequently restated such financial statements and financial information by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002.

Cash and cash equivalents

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

Inventories

         Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was approximately $14.8 million at February 1, 2002, $18.3 million at February 2, 2001 and $18.7 million at January 28, 2000. Current cost is determined using the retail first-in first-out method. LIFO reserves decreased $3.5 million in 2001, decreased $0.4 million in 2000 and increased $0.2 million in 1999. Costs directly associated with warehousing and distribution are capitalized into inventory.

Pre-opening costs

         Pre-opening costs for new stores are expensed as incurred.

Property and equipment

         Property and equipment are recorded at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives:
40 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Amortization of capital lease assets is included in depreciation expense. Depreciation expense related to property and equipment was approximately $122.3 million in 2001, $110.9 million in 2000 and $79.4 million in 1999.

Software costs

         Costs associated with the application development stage of significant new computer software applications for internal use are deferred and amortized over periods ranging from three to five years. Costs associated with the preliminary and post-implementation stages of these projects are expensed as incurred.

Impairment

         When indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than the book value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value. In 2001, the Company recorded an approximate $1.1 million impairment charge to reduce the carrying value of the closed Homerville, Georgia DC. In 2000, the Company recorded an approximate $3.6 million impairment charge to reduce the carrying value of the closed Homerville, Georgia DC that is included in SG&A expense.

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

Fair value of financial instruments

         The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, receivables and payables approximate their respective fair values. At February 1, 2002 and February 2, 2001, the fair value of the Company's debt, excluding capital lease obligations, was approximately $260.0 million and $295.9 million, respectively, based upon the estimated market value of the debt at those dates. Such fair value is less than the carrying value of the debt at February 1, 2002 and February 2, 2001, by approximately $35.6 million and $0.7 million, respectively. Fair values are based primarily on quoted prices for those or similar instruments. A discussion of the carrying value and fair value of the Company's derivative financial instruments is included in the section entitled "Derivative financial instruments" in Note 1.

Derivative financial instruments

         Effective February 3, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 and interpreted by numerous Financial Accounting Standards Board Issues. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income ("OCI"), a component of Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. As disclosed in further detail below, the 2001 consolidated financial statements include the provisions required by SFAS No. 133, while the 2000 consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

         The adoption of SFAS No. 133 resulted in the Company recording a cumulative after tax decrease to OCI of approximately $2.0 million. This adjustment was recorded to recognize the Company's only outstanding derivative instrument, which is designated and effective as a cash flow hedge, at fair value (approximately $0.2 million) and to reclassify from asset accounts deferred losses realized on the settlement of interest rate derivatives which were designated and effective as hedges during fiscal year 2000 (approximately $1.8 million). The Company estimated that it would reclassify into earnings during the twelve-month period ending February 1, 2002, approximately $0.4 million of net losses relating to the transition adjustment recorded in OCI as of February 3, 2001.

         The Company uses derivative financial instruments primarily to reduce its exposure to adverse fluctuations in interest rates and, to a much lesser extent, other market exposures. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the Consolidated Balance Sheet at fair value in either other assets, net or accrued expenses and other, depending on whether the amount is an asset or liability.

         The fair values of derivatives used to hedge or modify the Company's risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in the Company's risk relating to adverse fluctuations in interest rates and other market factors. In addition, the earnings impact resulting from the Company's derivative instruments is recorded in the same line item within the Consolidated Statement of Income as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

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

         At February 1, 2002, the Company was party to an interest rate swap agreement with a notional amount of $100 million. The Company designated this agreement as a hedge of the floating rate commitments relating to a portion of its synthetic lease agreements. Under the terms of the agreement, the Company will pay a fixed rate of 5.60% and will receive a floating rate (LIBOR) on the $100 million notional amount through September 1, 2002.

         At February 2, 2001, the Company was party to the same interest rate swap agreement with a notional amount of $100 million. The Company designated this agreement as a hedge of the floating rate commitments relating to its synthetic lease agreements. Under the terms of the agreement, the Company paid the same fixed rate of 5.60% and received the same floating rate (LIBOR) on the $100 million notional amount. The fair value of the interest rate swap agreement was $(0.4) million at February 2, 2001. In fiscal 2000, as required by the accounting literature for derivatives and hedging instruments in effect at that time, the Company recognized any differences paid or received on interest rate swap agreements as adjustments to interest expense. In addition, during fiscal 2000, gains and losses on terminations of interest rate swap agreements were deferred and amortized to interest expense over the shorter of the original term of the agreements or the remaining life of the associated outstanding commitment. Approximately $2.9 million of realized losses relating to early termination of interest rate derivatives were deferred at February 2, 2001.

         During 2001, the Company recorded an additional $1.2 million decrease to OCI, net of both income taxes and reclassifications to earnings, primarily related to net losses on its interest rate swap agreement, which will generally offset cash flow gains relating to the underlying synthetic lease agreements being hedged in future periods. The Company estimates that it will reclassify into earnings during the next twelve months approximately $1.9 million of the net amount recorded in OCI as of February 1, 2002. The Company did not discontinue any fair value or cash flow hedge relationships during fiscal year 2001.

         The following table summarizes activity in Other Comprehensive Income /
(Loss) related to derivatives held by the Company during the period from February 3, 2001, through February 1, 2002 (in thousands):

                                                         Before-Tax            Income             After-Tax
                                                           Amount                Tax                Amount
                                                         -----------         -----------         -----------
Cumulative effect of adopting SFAS No. 133, net          $    (3,229)        $     1,185         $    (2,044)
Net changes in fair value of derivatives                      (3,611)              1,326              (2,285)
Net losses reclassified from OCI into earnings                 1,740                (639)              1,101
                                                         -----------         -----------         -----------
Accumulated net losses as of February 1, 2002            $    (5,100)        $     1,872         $    (3,228)
                                                         ===========         ===========         ===========

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

         During fiscal year 2001, the Company modified its stock incentive plans to extend the exercise period for outstanding stock option grants from one to three years for estates of deceased employees, to the extent that the stock options were fully vested at the date of death. However, this modification did not extend the ten-year maximum contractual exercise term following the date of grant. In accordance with the provisions of APB 25, as interpreted, this modification will result in the recording of compensation expense, using the intrinsic-value based method of accounting, only for those stock options exercised by estates of employees which benefit from the extended exercise period. On the modification date, the Company could not estimate whether and to what extent estates of deceased employees will benefit from this modification and, accordingly, no compensation expense was recorded during fiscal year 2001. However, in future periods, the Company will recognize compensation expense for those estates of deceased employees that benefit from the extended exercise period, and, it is possible that such compensation expense could materially affect the consolidated financial statements.

         The Company recognized compensation expense relating to its stock option plans of approximately $0.1 million, $1.9 million and $3.0 million in 2001, 2000 and 1999, respectively.

         The Company also awards shares of restricted stock having a fixed number of shares at a purchase price that is set by the Corporate Governance and Compensation Committee of the Company's Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees. The Company also accounts for restricted stock grants in accordance with APB No. 25 and related interpretations. Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the restriction period in which the restricted stock award is earned by the recipient. The Company recognized compensation expense relating to its restricted stock awards of approximately $0.4 million in 2001.

Revenue recognition

         The Company recognizes sales at the time the sale is made to the customer.

Advertising costs

         Advertising costs are expensed as incurred and were $6.6 million, $7.0 million and $6.8 million in 2001, 2000 and 1999, respectively.

Interest during construction

         To assure that interest costs properly reflect only that portion relating to current operations, interest on borrowed funds during the construction of property and equipment is capitalized. Interest costs capitalized were approximately $1.3 million, $6.7 million and $3.1 million in 2001, 2000 and 1999, respectively.

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

         At February 2, 2001, a portion of the Company's merchandise inventory was in excess of the amounts that management believed would be sold in the next fiscal year. Management has developed a program to sell this inventory during 2002. See Note 3, Inventory Markdown. However, there can be no assurance that the Company will be able to sell all of this inventory by the end of 2002 without a further markdown.

         The Company is exposed to losses as a result of various lawsuits (see
Note 8 Commitments and Contingencies) related to the restatement. The Company has entered into a settlement agreement with the lead plaintiffs in the shareholder class action, as a result of which the Company has recognized an expense of $162.0 million in the fourth quarter of 2000 for the estimated costs of resolving this action. The Company intends to assert defenses against these suits in the event that the settlement agreements that have been reached to date do not successfully resolve these matters. As these cases are at an early stage, the amount of potential loss, if any, should the settlement agreements not become effective cannot be reasonably estimated.

         The Company records gain contingencies when realized.

Accounting pronouncements

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company began to apply the new accounting rules on February 2, 2002. The adoption of SFAS No. 141 and No. 142 will not have a material impact on the Company's financial position or results of operations.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted this statement on February 2, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company believes the adoption of SFAS No. 144 will not have a material impact on its Consolidated Financial Statements.

2.       Cash and short-term borrowings

         The Company's cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding but unpresented checks totaling approximately $74.6 million and $84.3 million at February 1, 2002 and February 2, 2001, respectively, have been included in accounts payable. Upon presentation for payment, they will be funded through available cash balances or the Company's revolver.

         The Company chose not to renew its seasonal lines of credit during 2001. The Company had $80 million in seasonal lines of credit at February 2, 2001. There were no borrowings outstanding under these lines of credit at February 2, 2001. The Company also has a $175.0 million revolver that expires in September 2002. There were no borrowings outstanding under the revolver at February 1, 2002, or February 2, 2001. Until the restatement-related legal proceedings referred to below in Note 8 are resolved, the Company may need waivers in order to draw on the revolver.

         The weighted average interest rates for all short-term borrowings were 4.0% and 6.6% for 2001 and 2000, respectively. The revolver contains certain restrictive covenants. At February 1, 2002, the Company was in compliance with all such covenants (see Note 6).

         At February 1, 2002, and February 2, 2001, the Company had outstanding commercial letters of credit totaling $72.9 million and $60.8 million, respectively. Total amounts available for the issuance of commercial letters of credit were $210.0 million at February 1, 2002, and $210.0 million at February 2, 2001.

3.       Inventory markdown

         In the fourth quarter of 2000, the Company determined that it had certain excess inventory that would require a markdown to assist with its disposition. Accordingly, the Company recorded a markdown which had the impact of reducing inventory at cost at February 2, 2001, and increasing cost of goods sold in the fourth quarter of 2000 by approximately $21.5 million. The Company believes that this markdown will be adequate to sell the excess inventory during fiscal 2002. However, there can be no assurance that the Company will be able to sell all of this inventory by the end of 2002 without a further markdown. The Company moved $116.0 million of inventory out of current assets at February 2, 2001, that it did not expect to sell during 2001.

4.       Accrued expenses and other

         Accrued expenses and other consist of the following:

(In thousands)                                                          2001                  2000
------------------------------------------------------------------------------------------------------
Compensation and benefits                                         $      69,100        $      54,559
Insurance                                                                58,007               46,238
Taxes (other than taxes on income)                                       26,313               27,507
Dividends                                                                10,647               10,598
Freight                                                                   7,768               14,367
Other                                                                    70,945               60,923
------------------------------------------------------------------------------------------------------
                                                                  $     242,780        $     214,192
======================================================================================================

5.       Income taxes

         The provision for taxes on income consists of the following:

(In thousands)                                   2001                  2000                  1999
------------------------------------------------------------------------------------------------------
Current:
   Federal                                  $    103,988          $    103,158          $    100,367
   State                                           8,578                12,789                 9,918
------------------------------------------------------------------------------------------------------
                                                 112,566               115,947               110,285
------------------------------------------------------------------------------------------------------
Deferred:
   Federal                                         5,823               (66,781)                 (965)
   State                                           1,920               (11,161)               (1,296)
------------------------------------------------------------------------------------------------------
                                                   7,743               (77,942)               (2,261)
------------------------------------------------------------------------------------------------------
                                            $    120,309          $     38,005          $    108,024
======================================================================================================

         A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows (in thousands):

                                                   2001                   2000                    1999
----------------------------------------------------------------  --------------------  -----------------------
U.S. Federal  statutory rate on earnings
   before income taxes                    $  114,735     35.0%     $  38,026     35.0%   $ 103,144       35.0%
State  income  taxes,   net  of  federal
   income tax benefit                          6,590      2.0%           402      0.4%       4,759        1.6%
Jobs credits,  net of federal income tax
   benefit                                    (1,480)    (0.5)%       (1,123)    (0.9)%       (755)      (0.2)%
Increase in valuation allowance                  233      0.1%           657      0.5%         844        0.3%
Other                                            231      0.1%            43      0.0%          32        0.0%
---------------------------------------------------------------------------------------------------------------
                                           $ 120,309     36.7%     $  38,005     35.0%    $108,024        36.7%
===============================================================================================================

         Sources of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                          2001                 2000
                                                                      ----------            ----------
Deferred tax assets:
   Inventories                                                        $        -            $    1,897
   Deferred compensation expense                                          17,698                 3,437
   Accrued expenses and other                                              9,431                 8,451
   Workers compensation-related insurance reserves                         5,592                 4,003
   Deferred gain on sale/leasebacks                                        3,067                 3,702
   Litigation settlement                                                  63,000                63,000
   Other                                                                   4,010                 2,839
   State tax net operating loss carryforwards                              2,277                 2,506
   State tax credit carryforwards                                            625                   813
                                                                      ----------            ----------
                                                                         105,700                90,648
Less valuation allowance                                                  (2,350)               (2,117)
                                                                      ----------            ----------
Total deferred tax assets                                                103,350                88,531
                                                                      ----------            ----------
Deferred tax liabilities:
   Property and equipment                                                (33,758)               (9,968)
   Inventories                                                            (1,191)                    -
   Other                                                                    (956)               (4,341)
                                                                      ----------            ----------
Total deferred tax liabilities                                           (35,905)              (14,309)
                                                                      ----------            ----------
Net deferred tax assets                                               $   67,445            $   74,222
                                                                      ==========            ==========

         State net operating loss carryforwards as of February 1, 2002, totaled approximately $74.0 million and will expire between 2002 and 2021. The valuation allowance has been provided for certain state loss carryforwards and state tax credits. The change in the valuation allowance was $233,000, $657,000 and $844,000 in 2001, 2000 and 1999, respectively. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

6.       Long-term obligations

         Long-term obligations consist of the following (in thousands):


                                                                   February 1, 2002      February 2, 2001
---------------------------------------------------------------------------------------------------------
8 5/8% Notes due June 15, 2010, net of discount of $362 and        $     199,638          $     199,595
    $405, at February 1, 2002 and February 2, 2001, respectively
Capital lease obligations                                                439,476                433,099
Financing obligations (see Note 8)                                        95,979                 97,002
Other notes payable, weighted average fixed interest rate of
    10.5% at February 2, 2001 payable in monthly installments
    to January 2003                                                           52                    103
---------------------------------------------------------------------------------------------------------
                                                                         735,145                729,799
Less: current portion                                                   (395,675)                (9,035)
---------------------------------------------------------------------------------------------------------
Long-term portion                                                  $     339,470          $     720,764
=========================================================================================================

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

         The Notes require semi-annual interest payments in June and December of each year through June 15, 2010, at which time the entire balance becomes due and payable. In addition, the Notes may be redeemed by the holders thereof at 100% of the principal amount, plus accrued and unpaid interest, on June 15, 2005. The Notes contain certain restrictive covenants. At February 1, 2002, the Company was in compliance with all such covenants.

         As of February 1, 2002, the Company had $383.1 million outstanding under two synthetic lease facilities (the "Facilities") maturing in September 2002, one with $212.4 million in outstanding capital leases and the other with $170.7 million in outstanding capital leases. The leases allow for the use and occupancy of certain real property, including approximately 400 retail stores, two distribution centers and the Company's headquarters in Goodlettsville, Tennessee. The Company plans to purchase the properties from the lessor at the maturity of the Facilities. The Company is currently working on a plan to refinance the lease obligations. The Facilities have the same two financial covenants as the revolving credit facility, a fixed charge test and a leverage test. The facility with $212.4 million in outstanding capital leases is funded by a syndicate of financial institutions; borrowings under the facility were priced at LIBOR plus 102.5 basis points as of March 15, 2002. The pricing spread over LIBOR fluctuates based on the Company's debt ratings as published by the debt rating agencies. The Company's spread over LIBOR increased to 102.5 basis points from 15 basis points as part of the October 19, 2001 waiver and amendment as described below. The facility with $170.7 million in outstanding capital leases is funded by commercial paper issued at prevailing market rates by a commercial paper funding entity and is secured by a letter of credit facility.

         In June 2000, distribution centers in Indianola, Mississippi and Fulton, Missouri were purchased from the Facilities and sold in sale-leaseback transactions resulting in twenty-two year, triple net leases with renewal options for an additional thirty years. These were refinanced to bolster liquidity and diversify sources of funds.

         Throughout 2001, the Company obtained waivers from its lenders to extend the requirement to deliver its audited 2000 financial statements, and unaudited 2001 quarterly financial statements, as a result of delays related to the restatement described in the Company's Form 10-K for the 2000 fiscal year. The Company executed waivers with its lenders under the Facilities and revolving credit facility on May 10, 2001, June 8, 2001, and July 27, 2001, a waiver and amendment on October 19, 2001, and waivers on December 28, 2001, and January 10, 2002. The June 8, 2001 waiver prohibited the Company from repurchasing its shares and limited its capital expenditures to $160 million for the period commencing on February 2, 2001, and concluding with the delivery of the restated financial statements. The October 19, 2001, amendment increased the pricing on the synthetic lease with $212 million in outstanding capital leases and the revolving credit facility from 15 basis points over LIBOR to 102.5 basis points over LIBOR, and accelerated the maturity of the second synthetic lease to September 2002 from June 2004. The Company executed waivers with the lenders under the Indianola, Mississippi and Fulton, Missouri distribution center leases on May 7, 2001, May 11, 2001, June 8, 2001, July 30, 2001, October 31, 2001,
December 31, 2001, and January 10, 2002. In addition, the Company executed waivers with the lenders under the Ardmore and South Boston distribution center leases on January 10, 2002, and the lender under the Company's airplane lease on December 21, 2001, and January 7, 2002. The Company paid a total of approximately $1.6 million in fees for all of the waivers and amendments, which are included in SG&A expenses.

7.       Earnings per share

         Amounts are in thousands except per share data, and shares have been adjusted to give retroactive effect to all common stock splits.

                                                                              2001
                                                     --------------------------------------------------
                                                                                              Per Share
                                                           Income            Shares            Amount
                                                     --------------------------------------------------
Net income                                              $   207,513
                                                        -----------
Basic earnings per share
   Income available to common shareholders                  207,513           332,263          $   .63
                                                                                               =======
   Stock options                                                                2,754
                                                        -----------------------------
Diluted earnings per share
   Income available to common shareholders plus
     assumed conversions                                $   207,513           335,017          $   .62
======================================================================================================

                                                                              2000
                                                     -------------------------------------------------
                                                                                            Per Share
                                                           Income            Shares          Amount
                                                     -------------------------------------------------
Net income                                              $    70,642
                                                        -----------
Basic earnings per share
   Income available to common shareholders                   70,642           329,741        $   0.21
   Stock options                                                                4,117        ========
                                                        -----------------------------
Diluted earnings per share

   Income available to common shareholders plus
     assumed conversions                                $    70,642           333,858        $   0.21
=====================================================================================================

                                                                              1999
                                                     -------------------------------------------------
                                                                                            Per Share
                                                           Income            Shares          Amount
                                                     -------------------------------------------------
Net income                                              $   186,673
   Less: preferred stock dividends                            1,178
                                                        ------------
Basic earnings per share
   Income available to common shareholders                  185,495           302,251          $  0.61
   Stock options                                                                6,716          =======
   Convertible preferred stock                                1,178            28,937
                                                        ----------------------------
Diluted earnings per share
   Income available to common shareholders plus
     assumed conversions                                $   186,673           337,904          $  0.55
======================================================================================================

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

         Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year (but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares) were 14.4 million, 10.2 million and 4.8 million in 2001, 2000 and 1999, respectively.

8.       Commitments and contingencies

Leases

         As of February 1, 2002, the Company and certain subsidiaries were committed under capital and operating lease agreements and financing obligations for retail stores, DCs and administrative office space as well as for certain furniture, fixtures and equipment. Most of the stores are operated under operating leases that include renewal options for periods ranging from two to five years and provisions for contingent rentals based upon a percentage of defined sales volume. Certain leases contain restrictive covenants. As of February 1, 2002, the Company was in compliance with such covenants.

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

         Future minimum payments as of February 1, 2002, for capital leases, operating leases and financing obligations, are as follows:

(in thousands)                               Capital leases    Financing obligations    Operating leases
------------------------------------------------------------------------------------------------------------
            2002                              $   406,085        $      9,283             $   177,948
            2003                                   15,532               9,283                 146,338
            2004                                   15,425               9,283                 103,848
            2005                                   11,392               9,283                  64,612
            2006                                    6,145               9,283                  38,814
            Thereafter                              6,228             164,495                 170,248
                                              -----------        ------------             -----------
     Total minimum payments                       460,807             210,910             $   701,808
     Less: Imputed interest                       (21,331)           (114,931)            ===========
                                              -----------        ------------
     Present value of net minimum lease
         payments                                 439,476               95,979
     Less: current portion                       (394,132)              (1,491)
                                              -----------        -------------
     Long-term portion                        $    45,344        $      94,488
                                              ===========        =============


         Capitalized leases were discounted at an effective interest rate of approximately 3.95% at February 1, 2002. The gross amount of property and equipment recorded under capital leases or financing obligations at February 1, 2002 and February 2, 2001, was $556.9 million and $539.8 million, respectively.

         Rent expense under all operating leases was as follows:

(In thousands)                                  2001                   2000                  1999
----------------------------------------------------------------------------------------------------
Minimum rentals                            $   173,060            $   141,627            $   117,378
Contingent rentals                              12,774                 12,584                 13,817
----------------------------------------------------------------------------------------------------
                                           $   185,834            $   154,211            $   131,195
====================================================================================================

Legal proceedings

         Restatement-Related Proceedings. Following the April 30, 2001, announcement regarding the restatement of certain previously released financial information referred to in Note 1, more than 20 purported class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws. These lawsuits have been consolidated into a single action pending in the United States District Court for the Middle District of Tennessee. On July 17, 2001, the court entered an order appointing the Florida State Board of Administration and the Teachers' Retirement System of Louisiana as lead plaintiffs and the law firms of Entwistle & Cappucci LLP, Milberg Weiss Bershad Hynes & Lerach LLP and Grant & Eisenhofer, P.A. as co-lead counsel. On January 3, 2002, the lead plaintiffs filed an amended consolidated class action complaint purporting to name as plaintiffs a class of persons who held or purchased the Company's securities and related derivative securities between May 12, 1998, and September 21, 2001. Among other things, plaintiffs have alleged that the Company and certain of its current and former officers and directors made misrepresentations concerning the Company's financial results in the Company's filings with the Securities and Exchange Commission and in various press releases and other public statements. The plaintiffs seek damages with interest, costs and such other relief as the court deems proper.

         On January 3, 2002, the Company reached a settlement agreement with the putative class action plaintiffs, pursuant to which the Company agreed to pay at least $140 million to such plaintiffs in settlement for their claims and to implement certain enhancements to its corporate governance and internal control procedures. Such agreement was subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval. Under such settlement agreement, the plaintiffs had the right, following the completion of confirmatory discovery, to amend their complaint to increase the size of the class and to negotiate with the Company for additional damages, the aggregate amount of all damages to be paid in settlement of plaintiffs' claims not to exceed $162 million.

         On April 1, 2002, following the completion of such confirmatory discovery, the Company and the putative class action plaintiffs amended their settlement agreement. Pursuant to such amended settlement agreement, the Company has agreed to pay $162 million to such plaintiffs in settlement for their claims and to implement certain enhancements to its corporate governance and internal control procedures. Such amended agreement is subject to the final approval of the Company's Board of Directors and to court approval.

         The Company recognized an expense of $162 million in the fourth quarter of 2000 in respect of the class action settlement, which the Company expects to disburse in the second or third quarter of 2002. The Company expects to receive from its insurers approximately $4.5 million in respect of such settlement, which amount has not been accrued in the Company's financial statements.

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

         Other Litigation. The Company was involved in other litigation, investigations of a routine nature and various legal matters during 2001, which were, and are being, defended and otherwise handled in the ordinary course of business. While the ultimate results of these matters cannot be determined or predicted, management believes that they have not had and will not have a material adverse effect on the Company's results of operations or financial position.

9.       Employee benefits

         Effective January 1, 1998, the Company established a 401(k) savings and retirement plan. All employees who complete 12 months of service, work 1,000 hours, and are at least 21 years of age are eligible to participate in the plan. Employee contributions, up to 6% of annual compensation, are matched by the Company at the rate of $0.50 on the dollar. The Company also contributes a discretionary amount annually to the plan equal to 2% of each employee's annual compensation. Expense for this plan was approximately $7.4 million in 2001, $7.2 million in 2000 and $6.6 million in 1999.

         Effective January 1, 1998, the Company also established a supplemental retirement plan and a compensation deferral plan for a select group of management and highly compensated employees. The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and salary level. Under the compensation deferral plan, participants may defer up to 100% of base pay and 100% of bonus pay. Effective January 1, 2000, both the supplemental retirement plan and compensation deferral plan were amended and restated so that such plans were combined into one master plan document. An employee may be designated for participation in one or both of the plans, according to the eligibility requirements of the plans. Expense for these plans was approximately $0.1 million in 2001, $0.1 million in 2000 and $1.1 million in 1999.

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

10.      Capital stock

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

11.      Stock incentive plans

         The Company has established stock incentive plans under which restricted stock awards and stock options to purchase common stock may be granted to executive officers, directors and key employees.

         In 2001, the Company awarded a total of 32,000 shares of restricted stock to certain executive officers at a weighted average fair value of $17.20 per share. The difference between the market price of the underlying stock and the purchase price, which was set as zero for all restricted stock awards in 2001, on the date of grant was recorded as a reduction of shareholders' equity as unearned compensation expense and will be amortized to expense on a straight line basis over the restriction period, which was set at one year for all restricted stock awards in 2001. Under the terms of the Company's 1998 Stock Incentive Plan, recipients are entitled to receive cash dividends and to vote their respective shares, but are prohibited from selling or transferring shares prior to vesting. In addition, the maximum number of shares eligible for issuance under the terms of the Company's restricted stock award plans has been capped at 100,000. At February 1, 2002, 68,000 shares were available for grant under the Company's restricted stock award plan.

         All stock options granted in 2001, 2000 and 1999 under the 1998 Stock Incentive Plan, the 1995 Employee Stock Incentive Plan, the 1993 Employee Stock Incentive Plan and the 1995 Outside Directors Stock Option Plan, were non-qualified stock options issued at a price equal to the fair market value of the Company's common stock on the date of grant. Non-qualified options granted under these plans have expiration dates no later than 10 years following the date of grant.

         Under the plans, stock option grants are made to key management employees ranging from executive officers to store managers and assistant store managers, as well as other employees as prescribed by the Company's Corporate Governance and Compensation Committee of the Board of Directors. The number of options granted and the vesting schedules of those options are directly linked to the employee's performance, Company performance and employee tenure depending on the employee's position within the Company.

         The plans also provide for annual stock option grants to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels and the fair market value of the stock on the grant date.

         The Company applies APB 25, and related interpretations in accounting for its plans. Under this intrinsic-value based method of accounting, compensation expense is generally not recognized for stock option grants in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

(Amounts in thousands except per share data)               2001               2000               1999
--------------------------------------------------------------------------------------------------------
Net income - as reported                                $  207,513         $   70,642         $  186,673
Net income - pro forma                                  $  196,052         $   50,805         $  164,260
--------------------------------------------------------------------------------------------------------
Earnings per share - as reported
     Basic                                              $     0.63         $     0.21         $     0.61
     Diluted                                            $     0.62         $     0.21         $     0.55
Earnings per share - pro forma
     Basic                                              $     0.59         $     0.15         $     0.54
     Diluted                                            $     0.59         $     0.15         $     0.49
--------------------------------------------------------------------------------------------------------

         Earnings per share have been adjusted to give retroactive effect to all common stock splits.

         The pro forma effects on net income for 2001, 2000 and 1999 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The fair value of options granted during 2001, 2000 and 1999 is $6.77, $10.76 and $9.26, respectively.

         The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                2001             2000               1999
-----------------------------------------------------------------------------------------------------------
Expected dividend yield                                         0.8%              0.7%                 0.7%
Expected stock price volatility                                35.3%             49.0%                48.0%
Weighted average risk-free interest rate                        4.8%              6.2%                 5.3%
Expected life of options (years)                                6.0               6.8                  4.5
-----------------------------------------------------------------------------------------------------------

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

         A summary of the balances and activity for all of the Company's stock option awards for the last three fiscal years is presented below:

                                                          Shares                      Weighted Average
                                                        Under Plans                    Exercise Price
------------------------------------------------------------------------------------------------------
Balance, January 29, 1999                                23,572,124                       $   9.06
Granted                                                   5,968,592                          21.24
Exercised                                                (5,442,217)                          6.46
Canceled                                                 (1,432,590)                         13.35
------------------------------------------------------------------------------------------------------
Balance, January 28, 2000                                22,665,909                          12.62
Granted                                                   5,795,360                          19.75
Exercised                                                (4,102,739)                          7.17
Canceled                                                 (2,267,402)                         17.30
------------------------------------------------------------------------------------------------------
Balance, February 2, 2001                                22,091,128                          15.02
Granted                                                   7,201,728                          17.20
Exercised                                                (1,322,511)                          9.75
Canceled                                                 (1,999,583)                         18.07
------------------------------------------------------------------------------------------------------
Balance, February 1, 2002                                25,970,762                       $  15.65
======================================================================================================

         The following table summarizes information about stock options outstanding at February 1, 2002:

                                             Options Outstanding                       Options Exercisable
                               -------------------------------------------------  ---------------------------
                                             Weighted Average      Weighted                        Weighted
       Range of                   Number         Remaining          Average         Number         Exercise
    Exercise Prices            Outstanding    Contractual Life   Exercise Price     Exercisable      Price
-------------------------------------------------------------------------------------------------------------
  $   1.68 - $10.00               4,193,977       3.19         $    5.25          3,186,394       $   5.64
  $  10.01 - $20.00              15,312,708       7.97             15.97          6,997,316          15.70
  $  20.01 - $23.90               6,464,077       7.66             21.64          1,449,082          22.03
-------------------------------------------------------------------------------------------------------------
  $   1.68 - $23.90              25,970,762       7.12         $   15.65         11,632,792       $  13.73
=============================================================================================================

         At February 1, 2002, there were approximately 20 million shares available for granting of stock options under the Company's stock option plans.

12.      Segment reporting

         The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of February 1, 2002, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131,

"Disclosures about Segments of an Enterprise and Related Information."

(In thousands)                                     2001                   2000                  1999
------------------------------------------------------------------------------------------------------------
Classes of similar products:
     Net sales:
       Highly consumable                         $  3,085,112           $  2,518,052          $  1,996,454
       Hardware and seasonal                          888,263                706,140               640,791
       Basic clothing                                 581,800                554,117               482,390
       Home products                                  767,720                772,262               768,329
-------------------------------------------------------------------------------------------------------------
                                                 $  5,322,895           $  4,550,571         $   3,887,964
=============================================================================================================

13.      Quarterly financial data (unaudited)

         The following is selected unaudited quarterly financial data for the fiscal years ended February 1, 2002 and February 2, 2001. Amounts are in thousands except per share data. Per share data has been adjusted for all common stock splits.

Quarter                                      First             Second            Third           Fourth (A)
-----------------------------------------------------------------------------------------------------------
2001:
Net sales                               $  1,202,504      $   1,225,254      $ 1,309,125       $ 1,586,012
Gross profit                                 321,425            331,283          381,181           475,523
Net income                                    36,233             27,100           46,737            97,443
Diluted earnings per share              $       0.11      $        0.08      $      0.14       $      0.29
Basic earnings per share                $       0.11      $        0.08      $      0.14       $      0.29

2000:
Net sales                               $    997,079      $   1,017,418      $ 1,094,360       $ 1,441,714
Gross profit                                 269,407            284,050          318,344           379,102
Net income                                    29,335             27,786           45,676           (32,155)
Diluted earnings per share              $       0.09      $        0.08      $      0.14       $    (0.10)
Basic earnings per share                $       0.09      $        0.08      $      0.14       $    (0.10)

(A) The fourth quarter of the 2000 fiscal year contains the markdown described in Note 3, which increased cost of goods sold by $21.5 million, and also includes the litigation settlement expense of $162.0 million described in Note 8.

14.      Guarantor subsidiaries

         All of the Company's subsidiaries (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under the Notes described in Note 6. Each of the Guarantors is a wholly owned subsidiary of the Company. The Guarantors comprise all of the direct and indirect subsidiaries of the Company. The following consolidating schedules present condensed financial information on a combined basis. Dollar amounts are in thousands.

                                                                     As of February 1, 2002
                                               -----------------------------------------------------------------
                                                  DOLLAR
                                                  GENERAL        GUARANTOR                          CONSOLIDATED
                                                CORPORATION     SUBSIDIARIES     ELIMINATIONS          TOTAL
                                               ------------------------------------------------------------------
BALANCE SHEET DATA:
ASSETS
Current assets:
   Cash and cash equivalents                   $     217,539    $      43,986   $           -     $     261,525
   Merchandise inventories                                 -        1,131,023               -         1,131,023
   Deferred income taxes                              79,203           25,888               -           105,091
   Other current assets                               15,406          913,082        (870,080)           58,408
                                               -----------------------------------------------------------------
     Total current assets                            312,148        2,113,979        (870,080)        1,556,047
                                               -----------------------------------------------------------------

Property and equipment, at cost                      158,347        1,315,346                -        1,473,693
   Less accumulated depreciation and
     amortization                                     51,832          432,946                -          484,778
                                               -----------------------------------------------------------------
   Net property and equipment                        106,515          882,400               -           988,915
                                               -----------------------------------------------------------------

Other assets, net                                  2,079,572            2,022      (2,074,171)            7,423
                                               -----------------------------------------------------------------

Total assets                                   $   2,498,235    $   2,998,401   $  (2,944,251)    $   2,552,385
                                               =================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term
     obligations                               $      65,682    $     329,993   $           -     $     395,675
   Accounts payable                                  944,830          247,713        (870,080)          322,463
   Accrued expenses and other                         66,033          176,747                -          242,780
   Litigation settlement payable                     162,000                -                -          162,000
   Income taxes                                       10,493              140                -           10,633
                                               -----------------------------------------------------------------
     Total current liabilities                     1,249,038          754,593        (870,080)        1,133,551
                                               -----------------------------------------------------------------

Long-term obligations                                200,460          830,881        (691,871)          339,470
                                               -----------------------------------------------------------------

Deferred income taxes                                  7,019           30,627               -            37,646
                                               -----------------------------------------------------------------

Shareholders' equity:
   Preferred stock                                         -                -               -                 -
   Common stock                                      166,359           23,853         (23,853)          166,359
   Additional paid-in capital                        301,848          929,680        (929,680)          301,848
   Accumulated other comprehensive
     loss                                             (3,228)               -               -            (3,228)
   Retained earnings                                 579,265          428,767        (428,767)          579,265
                                               -----------------------------------------------------------------
                                                   1,044,244        1,382,300      (1,382,300)        1,044,244
   Less:  Common stock purchased by
     employee deferred compensation
     trust and restricted stock                        2,526                -               -             2,526
                                               -----------------------------------------------------------------
Total shareholders' equity                         1,041,718        1,382,300      (1,382,300)        1,041,718
                                               -----------------------------------------------------------------

Total liabilities and shareholders' equity     $   2,498,235    $   2,998,401   $  (2,944,251)    $   2,552,385
                                               =================================================================

                                       59

                                                                      As of February 2, 2001
                                               -----------------------------------------------------------------
                                                  DOLLAR
                                                  GENERAL        GUARANTOR                          CONSOLIDATED
                                                CORPORATION     SUBSIDIARIES     ELIMINATIONS          TOTAL
                                               ------------------------------------------------------------------
BALANCE SHEET DATA:
ASSETS
Current assets:
   Cash and cash equivalents                   $     120,643    $      41,667   $           -     $     162,310
   Merchandise inventories                                 -          896,235               -           896,235
   Deferred income taxes                               6,380           15,134               -            21,514
   Other current assets                               15,372          606,000        (576,504)           44,868
                                               ------------------------------------------------------------------
     Total current assets                            142,395        1,559,036        (576,504)        1,124,927
                                               ------------------------------------------------------------------

Property and equipment, at cost                      145,294        1,194,260               -         1,339,554
   Less accumulated
     depreciation and amortization                    37,876          328,584               -           366,460
                                               ------------------------------------------------------------------
   Net property and equipment                        107,418          865,676               -           973,094
                                               ------------------------------------------------------------------

Merchandise inventories                                    -          116,000               -           116,000
Deferred income taxes                                 57,946                -          (5,238)           52,708
Other assets, net                                  1,707,740              578      (1,692,585)           15,733
                                               ------------------------------------------------------------------

Total assets                                   $   2,015,499    $   2,541,290   $  (2,274,327)    $   2,282,462
                                               ==================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term
     obligations                               $         856    $       8,179   $           -     $       9,035
   Accounts payable                                  663,373          210,393        (576,504)          297,262
   Accrued expenses and other                         54,289          159,903               -           214,192
   Income taxes                                        6,875           10,571               -            17,446
                                               ------------------------------------------------------------------
     Total current liabilities                       725,393          389,046        (576,504)          537,935
                                               ------------------------------------------------------------------

Long-term obligations                                266,343          972,401        (517,980)          720,764
                                               ------------------------------------------------------------------

Litigation settlement payable                        162,000                -               -           162,000
                                               ------------------------------------------------------------------

Deferred income taxes                                      -            5,238          (5,238)                -
                                               ------------------------------------------------------------------

Shareholders' equity:
   Preferred stock                                         -                -               -                 -
   Common stock                                      165,646           23,853         (23,853)          165,646
   Additional paid-in capital                        283,925          929,677        (929,677)          283,925
   Retained earnings                                 414,318          221,075        (221,075)          414,318
                                               ------------------------------------------------------------------
                                                     863,889        1,174,605      (1,174,605)          863,889
   Less common stock
     purchased  by employee
     deferred compensation trust                       2,126                -               -             2,126
                                               ------------------------------------------------------------------
Total shareholders' equity                           861,763        1,174,605      (1,174,605)          861,763
                                               ------------------------------------------------------------------

Total liabilities and shareholders' equity     $   2,015,499    $   2,541,290   $  (2,274,327)    $   2,282,462
                                               ==================================================================


                                                       For the year ended February 1, 2002
                                      --------------------------------------------------------------------
                                          DOLLAR
                                         GENERAL         GUARANTOR                          CONSOLIDATED
                                       CORPORATION      SUBSIDIARIES       ELIMINATIONS         TOTAL
                                      --------------------------------------------------------------------
STATEMENTS OF INCOME DATA:
Net sales                             $      173,070    $    5,322,895  $     (173,070)   $    5,322,895
Cost of goods sold                                 -         3,813,483               -         3,813,483
                                      --------------------------------------------------------------------
Gross profit                                 173,070         1,509,412        (173,070)        1,509,412
Selling, general, and administrative         154,362         1,154,509        (173,070)        1,135,801
                                      --------------------------------------------------------------------
Operating profit                              18,708           354,903               -           373,611
Interest expense                              18,913            26,876               -            45,789
                                      --------------------------------------------------------------------
Income before taxes on income                   (205)          328,027               -           327,822
Provisions for taxes on income                   (26)          120,335               -           120,309
Equity in subsidiaries' earnings,
  net of taxes                               207,692                 -        (207,692)                -
                                      --------------------------------------------------------------------
Net income                            $      207,513    $      207,692  $     (207,692)   $      207,513
                                      ====================================================================

                                                       For the year ended February 2, 2001
                                      --------------------------------------------------------------------
                                          DOLLAR
                                         GENERAL          GUARANTOR                          CONSOLIDATED
                                       CORPORATION      SUBSIDIARIES       ELIMINATIONS         TOTAL
                                      --------------------------------------------------------------------
STATEMENTS OF INCOME DATA:
Net sales                             $      150,932    $    4,550,571  $     (150,932)    $    4,550,571
Cost of goods sold                                 -         3,299,668               -          3,299,668
                                      --------------------------------------------------------------------
Gross profit                                 150,932         1,250,903        (150,932)         1,250,903
Selling, general, and administrative         101,906           983,925        (150,932)           934,899
Litigation settlement expense                162,000                 -               -            162,000
                                      ------------------------------------------------------------------------
Operating profit (loss)                     (112,974)          266,978               -            154,004
Interest expense                              18,372            26,985               -             45,357
                                      ------------------------------------------------------------------------
Income before taxes on income               (131,346)          239,993               -            108,647
Provisions for taxes on income               (51,562)           89,567               -             38,005
Equity in subsidiaries' earnings,
  net of taxes                               150,426                 -        (150,426)                 -
                                      ------------------------------------------------------------------------
Net income                            $       70,642           150,426  $     (150,426)    $       70,642
                                      ========================================================================

                                                              For the year ended
                                                                January 28, 2000
                                      -------------------------------------------------------------------
                                          DOLLAR
                                         GENERAL          GUARANTOR                         CONSOLIDATED
                                       CORPORATION      SUBSIDIARIES       ELIMINATIONS         TOTAL
                                      -------------------------------------------------------------------
STATEMENTS OF INCOME DATA:
Net sales                             $      177,960    $    3,887,964  $     (177,960)   $    3,887,964
Cost of goods sold                                 -         2,794,466               -         2,794,466
                                      -------------------------------------------------------------------
Gross profit                                 177,960         1,093,498        (177,960)        1,093,498
Selling, general, and administrative         103,673           847,215        (177,960)          772,928
                                      -------------------------------------------------------------------
Operating profit                              74,287           246,283               -           320,570
Interest expense                               9,324            16,549               -            25,873
                                      -------------------------------------------------------------------
Income before taxes on income                 64,963           229,734               -           294,697
Provisions for taxes on income                23,809            84,215               -           108,024
Equity in subsidiaries' earnings,
  net of taxes                               145,519                 -        (145,519)                -
                                      -------------------------------------------------------------------
Net income                            $      186,673    $      145,519  $     (145,519)   $      186,673
                                      ===================================================================

                                                                                 For the year ended
                                                                                  February 1, 2002
                                                           --------------------------------------------------------------
                                                             DOLLAR
                                                             GENERAL         GUARANTOR                     CONSOLIDATED
                                                           CORPORATION      SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                           -------------------------------------------------------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
   Net income                                              $ 207,513     $     207,692    $  (207,692)    $   207,513
   Adjustments to reconcile net income to
     net cash
     Provided by / (used in) operating activities:
       Depreciation and amortization                          14,968           107,999              -         122,967
       Deferred income taxes                                  (7,858)           14,635              -           6,777
       Tax benefit from stock option
         exercises                                             5,819                 -              -           5,819
     Change in operating assets and
       liabilities:
       Merchandise inventories                                     -          (118,788)             -        (118,788)
       Other current assets                                      250          (307,082)       293,292         (13,540)
       Accounts payable                                      281,457            37,036       (293,292)         25,201
       Accrued expenses and other                              9,063            16,844              -          25,907
       Income taxes                                            5,490           (10,431)             -          (4,941)
       Other                                                (201,988)            3,009        207,692           8,713
                                                          ------------------------------------------------------------
         Net cash provided by / (used in)
         operating activities                                314,714           (49,086)             -         265,628
                                                          ------------------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                        (14,098)         (111,267)             -        (125,365)
   Proceeds from sale of property and
     equipment                                                   925               368              -           1,293
   Issuance of long-term notes receivable                   (173,070)                -        173,070               -
                                                          ------------------------------------------------------------
         Net cash used in investing activities              (186,243)         (110,899)       173,070        (124,072)
                                                          ------------------------------------------------------------

Cash flows from financing activities:
   Issuance of long-term obligations                               -           173,070       (173,070)              -
   Repayments of long-term obligations                        (1,057)          (10,766)             -         (11,823)
   Payment of cash dividends                                 (42,517)                -              -         (42,517)
   Proceeds from exercise of stock options                    12,268                 -              -          12,268
   Purchase of common stock by employee
     deferred compensation trust                                (269)                -              -            (269)
                                                          ------------------------------------------------------------
         Net cash provided by / (used in)
         financing activities                                (31,575)          162,304       (173,070)        (42,341)
                                                          ------------------------------------------------------------

Net increase in cash and cash equivalents                     96,896             2,319              -          99,215
Cash and cash equivalents, beginning of
year                                                         120,643            41,667              -         162,310
                                                          ------------------------------------------------------------
Cash and cash equivalents, end of year                       217,539     $      43,986              -     $   261,525
                                                          ============================================================

                                                                For the year ended February 2, 2001
                                            -----------------------------------------------------------------
                                                 DOLLAR
                                                 GENERAL           GUARANTOR                      CONSOLIDATED
                                               CORPORATION        SUBSIDIARIES   ELIMINATIONS        TOTAL
                                            ------------------------------------------------------------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
   Net income                                $       70,642     $      150,426  $   (150,426)  $       70,642
   Adjustments to reconcile net income to
     net cash
     provided by / (used in) operating
       activities:
     Depreciation and amortization                   13,144             98,255          -             111,399
     Deferred income taxes                          (63,911)           (14,031)         -             (77,942)
     Tax benefit from stock option
       exercises                                     19,018               -             -              19,018
     Litigation settlement                          162,000               -             -             162,000
     Change in operating assets and
       liabilities:
       Merchandise inventories                         -               (59,803)         -             (59,803)
       Other current assets                          12,206            236,946      (244,502)           4,650
       Accounts payable                            (286,541)            (5,297)      244,502          (47,336)
       Accrued expenses and other                     4,562             34,829          -              39,391
       Income taxes                                   2,485            (12,030)         -              (9,545)
       Other                                       (154,550)             7,155       150,426            3,031
                                             -----------------------------------------------------------------
         Net cash provided by / (used in)
         operating activities                      (220,945)           436,450          -             215,505
                                             -----------------------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment               (15,035)          (201,549)         -            (216,584)
   Proceeds from sale of property and
     equipment                                          165             97,447          -              97,612
   Issuance of long-term notes receivable          (150,932)              -          150,932             -
   Receipt of dividends                             343,515               -         (343,515)            -
   Contribution of capital                             (873)              -              873             -
                                             -----------------------------------------------------------------
         Net cash used in investing
         activities                                 176,840           (104,102)     (191,710)        (118,972)
                                             -----------------------------------------------------------------

Cash flows from financing activities:
   Issuance of short-term borrowings                220,000               -             -             220,000
   Repayments of short-term borrowings             (220,000)              -             -            (220,000)
   Issuance of long-term obligations                199,595            150,932      (150,932)         199,595
   Repayments of long-term obligations               (1,251)          (111,025)         -            (112,276)
   Payment of cash dividends                        (42,237)          (343,515)      343,515          (42,237)
   Proceeds from exercise of stock options           34,130               -             -              34,130
   Repurchase of common stock, net                  (62,988)              -             -             (62,988)
   Issuance of common stock, net                       -                   873          (873)            -
   Purchase of common stock by employee
     deferred compensation trust                     (2,126)              -             -              (2,126)
   Settlement of derivative financial
     instruments                                     (3,063)              -             -              (3,063)
                                             -----------------------------------------------------------------
         Net cash provided by / (used in)
         financing activities                       122,060           (302,735)      191,710           11,035
                                             -----------------------------------------------------------------

Net increase in cash and cash equivalents            77,955             29,613          -             107,568
Cash and cash equivalents, beginning of year         42,688             12,054          -              54,742
                                             -----------------------------------------------------------------
Cash and cash equivalents, end of year       $      120,643     $       41,667  $       -      $      162,310
                                             =================================================================

                                                                     For the year ended
                                                                       January 28, 2000
                                            -----------------------------------------------------------------
                                                 DOLLAR
                                                 GENERAL           GUARANTOR                     CONSOLIDATED
                                               CORPORATION        SUBSIDIARIES   ELIMINATIONS        TOTAL
                                            ------------------------------------------------------------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
   Net income                                $      186,673    $     145,519    $   (145,519)  $      186,673
   Adjustments to reconcile net income to
     net cash
     provided by / (used in) operating
       activities:
     Depreciation and amortization                    8,445           71,262            -              79,707
     Deferred income taxes                              (20)          (2,241)           -              (2,261)
     Tax benefit from stock option
       exercises                                     30,287             -               -              30,287
     Change in operating assets and
       liabilities:
       Merchandise inventories                         -            (158,836)           -            (158,836)
       Other current assets                         (19,847)        (416,626)        421,122          (15,351)
       Accounts payable                             424,770           74,354        (421,122)          78,002
       Accrued expenses and other                    13,129          (15,273)           -              (2,144)
       Income taxes                                   2,072            2,053            -               4,125
       Other                                       (149,396)             397         145,519           (3,480)
                                             -----------------------------------------------------------------
         Net cash provided by / (used in)
         operating activities                       496,113         (299,391)           -             196,722
                                             -----------------------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment               (24,624)        (117,446)           -            (142,070)
   Proceeds from sale of property and
     equipment                                          335            2,716            -               3,051
   Issuance of long-term notes receivable          (177,960)            -            177,960             -
   Contribution of capital                         (207,476)            -            207,476             -
                                             -----------------------------------------------------------------
         Net cash used in investing
         activities                                (409,725)        (114,730)        385,436         (139,019)
                                             -----------------------------------------------------------------

Cash flows from financing activities:
   Issuance of short-term borrowings                295,324             -               -             295,324
   Repayments of short-term borrowings             (295,324)            -               -            (295,324)
   Issuance of long-term obligations                  2,351          198,457        (177,960)          22,848
   Repayments of long-term obligations               (2,182)          (5,523)           -              (7,705)
   Payment of cash dividends                        (33,791)            -               -             (33,791)
   Proceeds from exercise of stock options           38,797             -               -              38,797
   Repurchase of common stock, net                  (50,753)            -               -             (50,753)
   Issuance of common stock, net                       -             207,476        (207,476)            -
                                             -----------------------------------------------------------------
         Net cash provided by / (used in)
         financing activities                       (45,578)         400,410        (385,436)         (30,604)
                                             -----------------------------------------------------------------

Net increase / (decrease) in cash and cash
  equivalents                                        40,810          (13,711)           -              27,099
Cash and cash equivalents, beginning of
year                                                  1,878           25,765            -              27,643
                                             -----------------------------------------------------------------
Cash and cash equivalents, end of year       $       42,688    $      12,054    $       -      $       54,742
                                             =================================================================

                                       65

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Dollar General Corporation
Goodlettsville, Tennessee

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 1, 2002 and February 2, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 1, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries as of February 1, 2002 and February 2, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2002, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP
                                                           ---------------------
                                                               Ernst & Young LLP

Nashville, Tennessee
March 18, 2002, except for the seventh paragraph of Note 8, as to which the date is April 1, 2002

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is contained under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement to be filed for its 2002 Annual Meeting of Shareholders to be held on June 3, 2002 ("2002 Proxy Statement"), which information under such captions is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is contained under the captions "Election of Directors," "Executive Compensation," "Options Granted in Last Fiscal Year," "Aggregated Option Exercises in the Last Fiscal Year and Year-End Values," "Employee Retirement Plan," "Other Executive Benefits," "Report of the Executive Compensation and Corporate Governance Committee of the Board of Directors on Executive Compensation," and "Common Stock Performance" in the 2002 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is contained under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership by Officers and Directors" in the 2002 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is contained under the caption "Transactions with Management and Others; Advance for Expenses" in the 2002 Proxy Statement, which information under such caption is incorporated herein by reference.

                                    PART IV
                                    -------

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

        (3) Exhibits: See Index to exhibits immediately following the signature page.

(b)     (1)   A Current Report on Form 8-K, dated November 9, 2001, was filed with the SEC in connection with an announcement about October
              2001 sales results and November 2001 sales expectations.

        (2) A Current Report on Form 8-K, dated December 7, 2001, was filed with the SEC in connection with an announcement about November 2001 sales results and December 2001 sales expectations.

        (3) A Current Report on Form 8-K, dated January 11, 2002, was filed with the SEC in connection with an announcement about December 2001 sales results and January 2002 sales expectations.

        (4) A Current Report on Form 8-K, dated January 14, 2002, was filed with the SEC in connection with a conference call held to discuss the Company's audited financial results for its 2000 fiscal year, audited restated financial results for its 1998 and 1999 fiscal years, and unaudited results for the first three quarters of its 2001 fiscal year.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            DOLLAR GENERAL CORPORATION





Date:  April 1, 2002                        By:  /s/ Cal Turner
                                                 --------------
                                            CAL TURNER, CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Title                                         Date
----                                  -----                                         ----
/s/ Cal Turner                        Chairman and Chief Executive Officer          April 1, 2002
--------------                        (Principal Executive Officer)
CAL TURNER

/s/ James J. Hagan                    Executive Vice President and                  April 1, 2002
------------------                    Chief Financial Officer
JAMES J. HAGAN                        (Principal Financial and Accounting Officer)


/s/ Dennis C. Bottorff                Director                                      April 1, 2002
----------------------
DENNIS C. BOTTORFF

/s/ Barbara L. Bowles                 Director                                      April 1, 2002
---------------------
BARBARA L. BOWLES

/s/ James L. Clayton                  Director                                      April 1, 2002
--------------------
JAMES L. CLAYTON

/s/ Reginald D. Dickson               Director                                      April 1, 2002
-----------------------
REGINALD D. DICKSON


/s/ E. Gordon Gee                     Director                                      April 1, 2002
----------------
E. GORDON GEE

/s/ John B. Holland                   Director                                      April 1, 2002
-------------------
JOHN B. HOLLAND

/s/ Barbara M. Knuckles               Director                                      April 1, 2002
-----------------------
BARBARA M. KNUCKLES

/s/ James D. Robbins                  Director                                      April 1, 2002
--------------------
JAMES D. ROBBINS

/s/ David M. Wilds                    Director                                      April 1, 2002
------------------
DAVID M. WILDS

/s/ William S. Wire, II               Director                                      April 1, 2002
-----------------------
WILLIAM S. WIRE, II


                                       70

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

 10.8 Dollar General Corporation 1988 Outside Directors' Stock Option Plan, as amended (incorporated by reference to the Company's Proxy Statement for the June 3, 1996, Annual Meeting of Stockholders).

 10.9 Dollar General Corporation 1989 Employee Stock Incentive Plan, as amended (incorporated by reference to the Company's Proxy Statement for the June 13, 1989, Annual Meeting of Stockholders).

 10.10 1993 Employee Stock Incentive Plan (incorporated by reference to the Company's Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).

 10.11 1993 Outside Directors Stock Option Plan (incorporated by reference to the Company's Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).

 10.12 1995 Employee Stock Incentive Plan (incorporated by reference to the Company's Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).

 10.13 1995 Outside Directors Stock Option Plan (incorporated by reference to the Company's Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).

 10.14 1998 Stock Incentive Plan (incorporated by reference to the Company's Proxy Statement for the June 5, 2000, Annual Meeting of Shareholders).

 10.15 Dollar General Corporation Supplemental Executive Retirement Plan and Compensation Deferral Plan (incorporated by reference to the Company's Registration Statement on Form S-8 filed December 21, 1999).

 10.16 Dollar General Corporation Deferred Compensation Plan for Non-Employee Directors as amended and restated effective November 6, 2000 (incorporated by reference to the Company's Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

 10.17 Sale and Purchase Agreement, dated as of June 1, 2000, among Dollar General Corporation as Lessee and Seller, FU/DG Fulton, LLC, as Lessor, and First Union Commercial Corporation, as Head Lessor (incorporated by reference to the Company's Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

 10.18 Sale and Purchase Agreement, dated as of June 1, 2000, among Dollar General Corporation as Lessee and Seller, FU/DG Indianola, LLC, as Lessor, and First Union Commercial Corporation, as Head Lessor (incorporated by reference to the Company's Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

 10.19 Lease Agreement, dated as of June 1, 2000, between FU/DG Fulton LLC, as Lessor and Dollar General Corporation, as Lessee (incorporated by reference to the Company's Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

 10.20 Lease Agreement, dated as of June 1, 2000, between FU/DG Indianola, LLC, as Lessor and Dollar General Corporation, as Lessee (incorporated by reference to the Company's Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

 10.21 Employment Offer Letter, dated February 8, 2001, between Cal Turner, Jr., Chairman and Chief Executive Officer of Dollar General Corporation, and James J. Hagan, as amended.

 10.22 Employment Offer Letter, dated May 14, 2001, between Cal Turner, Jr., Chairman and Chief Executive Officer of Dollar General Corporation, and Donald S. Shaffer.

 21      Subsidiaries of the Registrant

 23      Consent of Independent Auditors