Form 10-Q
period 2002-05-03
DOLLAR GENERAL CORP
filed 2002-06-11
CIK 29534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 3, 2002

                         Commission file number 1-11421




                           DOLLAR GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)



                   Tennessee                                  61-0502302
-----------------------------------------------        ------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
                or organization)                        Identification Number)


                                100 Mission Ridge
                         Goodlettsville, Tennessee 37072
               --------------------------------------------------
               (Address of principal executive offices, zip code)


                                 (615) 855-4000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares of common stock outstanding as of May 10, 2002 was 332,856,617.

                           Dollar General Corporation

                                    Form 10-Q

                        For the Quarter Ended May 3, 2002

                                      Index


Part I.       Financial Information                                     Page No.

Item 1.       Financial Statements:                                        3

              Condensed Consolidated Balance Sheets as of May 3,
              2002 and February 1, 2002                                    3

              Condensed Consolidated Statements of Income for the 13
              weeks ended May 3, 2002 and May 4, 2001                      4

              Condensed Consolidated Statements of Cash Flows for
              the 13 weeks ended May 3, 2002 and May 4, 2001               5

              Notes to Condensed Consolidated Financial Statements         6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         15

Item 3.       Quantitative and Qualitative Disclosures About Market
              Risk                                                        20

Part II.      Other Information                                           20

Item 1.       Legal Proceedings                                           20

Item 4.       Submission of Matters to a Vote of Security Holders         23

Item 6.       Exhibits and Reports on Form 8-K                            24

Signatures                                                                25

Part I - Financial Information

Item 1.    Financial Statements


                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                           May 3, 2002     February 1, 2002
                                                           (Unaudited)
                                                           -----------       -----------
ASSETS
Current assets:
    Cash and cash equivalents .......................      $   287,424       $   261,525
    Merchandise inventories .........................        1,134,449         1,131,023
    Deferred income taxes ...........................           80,974           105,091
    Other current assets ............................           85,419            58,408
                                                           -----------       -----------
           Total current assets .....................        1,588,266         1,556,047
                                                           -----------       -----------

    Property and equipment, at cost .................        1,507,414         1,473,693
    Less accumulated depreciation and amortization ..          515,937           484,778
                                                           -----------       -----------
           Net property and equipment ...............          991,477           988,915
                                                           -----------       -----------

    Other assets ....................................            8,989             7,423
                                                           -----------       -----------
           Total assets .............................      $ 2,588,732       $ 2,552,385
                                                           ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term obligations ........      $   395,877       $   395,675
    Accounts payable ................................          341,134           322,463
    Accrued expenses and other ......................          212,590           253,413
    Litigation settlement payable ...................          161,000           162,000
                                                           -----------       -----------
           Total current liabilities ................        1,110,601         1,133,551
                                                           -----------       -----------

Long-term obligations ...............................          336,083           339,470
Deferred income taxes ...............................           53,388            37,646

Shareholders' equity:
    Preferred stock .................................               --                --
    Common stock ....................................          166,462           166,359
    Additional paid-in capital ......................          302,200           301,848
    Retained earnings ...............................          625,193           579,265
    Accumulated other comprehensive loss ............           (2,677)           (3,228)
                                                           -----------       -----------
                                                             1,091,178         1,044,244
    Less other shareholders' equity .................            2,518             2,526
                                                           -----------       -----------
           Total shareholders' equity ...............        1,088,660         1,041,718
                                                           -----------       -----------
           Total liabilities and shareholders' equity      $ 2,588,732       $ 2,552,385
                                                           ===========       ===========


See notes to condensed consolidated financial statements.


                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                  13 Weeks Ended
                                                -----------------------------------------------------
                                                   May 3,       % of Net        May 4,      % of Net
                                                   2002          Sales          2001          Sales
                                                ----------     ----------    ----------    ----------

Net sales ................................      $1,389,412       100.0%      $1,202,504      100.0%
Cost of goods sold .......................       1,009,120        72.6          881,079       73.3
                                                ----------       -----       ----------      -----
      Gross profit .......................         380,292        27.4          321,425       26.7

Selling, general and
    administrative expense ...............         297,304        21.4          251,990       20.9
                                                ----------       -----       ----------      -----
      Operating profit ...................          82,988         6.0           69,435        5.8

Interest expense .........................          10,432         0.8           11,600        1.0
                                                ----------       -----       ----------      -----
      Income before income taxes..........          72,556         5.2           57,835        4.8

Provision for taxes on income ............          26,628         1.9           21,602        1.8
                                                ----------       -----       ----------      -----
      Net income .........................      $   45,928         3.3%      $   36,233        3.0%
                                                ==========       =====       ==========      =====

Earnings per share:
      Basic ..............................      $     0.14                   $     0.11
                                                ==========                   ==========

      Diluted ............................      $     0.14                   $     0.11
                                                ==========                   ==========

Weighted average shares:
      Basic ..............................         332,665                      331,588
                                                ==========                   ==========

      Diluted ............................         334,834                      335,184
                                                ==========                   ==========

Dividends per share ......................      $     .032                   $     .032
                                                ==========                   ==========



See notes to condensed consolidated financial statements


                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                               13 Weeks Ended
                                                                          --------------------------
                                                                          May 3, 2002    May 4, 2001
                                                                          -----------    -----------
Cash flows from operating activities:
    Net income                                                            $  45,928       $  36,233
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                      32,004          29,890
          Deferred income taxes                                              39,859             264
          Tax benefit from stock option exercises                               689           3,258
          Change in operating assets and liabilities:
            Merchandise inventories                                          (3,426)         (9,299)
            Other current assets                                              1,500           6,972
            Accounts payable                                                 18,671         (14,702)
            Accrued expenses and other                                      (19,775)        (15,252)
            Income taxes                                                    (39,464)          2,676
            Other                                                            (1,166)             (2)
                                                                          ---------       ---------
                Net cash provided by operating activities                    74,820          40,038
                                                                          ---------       ---------

Cash flows from investing activities:
    Purchase of property and equipment                                      (34,812)        (35,726)
    Proceeds from sale of property and equipment                                 58             114
                                                                          ---------       ---------
                Net cash used in investing activities                       (34,754)        (35,612)
                                                                          ---------       ---------

Cash flows from financing activities:
    Repayments of long-term obligations                                      (3,196)         (3,048)
    Payment of cash dividends                                               (10,646)        (10,631)
    Proceeds from exercise of stock options                                   1,374           7,996
    Other financing activities                                               (1,699)           (159)
                                                                          ---------       ---------
                 Net cash used in financing activities                      (14,167)         (5,842)
                                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents                         25,899          (1,416)
Cash and cash equivalents, beginning of period                              261,525         162,310
                                                                          ---------       ---------
Cash and cash equivalents, end of period                                  $ 287,424       $ 160,894
                                                                          =========       =========
Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment under capital lease obligations        $      --       $  12,088
                                                                          =========       =========


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Basis of presentation and accounting policies

Basis of presentation

           The accompanying unaudited condensed consolidated financial statements of the Dollar General Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of this quarterly report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended February 1, 2002 for additional information.

           The accompanying condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated results of operations for the 13-week periods ended May 3, 2002 and May 4, 2001 have been made.

           Interim cost of goods sold is determined using ongoing estimates of inventory shrinkage, inflation, and markdowns. Because the Company's business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Accounting pronouncements

           In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company began to apply the new accounting rules on February 2, 2002. The adoption of SFAS No. 141 and No. 142 has not had a material impact on the Company's financial position or results of operations.

           The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Company will adopt this statement on February 1, 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted this statement on February 2, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 has not had a material impact on the Company's financial position or results of operations.

2.         Comprehensive income


           Comprehensive income consists of the following (in thousands):

                                                          13 Weeks Ended
                                                    -------------------------
                                                    May 3, 2002   May 4, 2001
                                                    -----------   -----------
Net income                                           $ 45,928      $ 36,233
Net change in derivative financial instruments            551        (2,839)
                                                     --------      --------
                                                     $ 46,479      $ 33,394
                                                     ========      ========

3.         Segment reporting

           The Company manages its business on the basis of one reportable segment. As of May 3, 2002 and May 4, 2001, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The following amounts are in thousands:

                                                          13 Weeks Ended
                                                    -------------------------
                                                    May 3, 2002   May 4, 2001
                                                    -----------   -----------
Sales by category:
     Highly consumable ......                       $  851,236    $  721,292
     Hardware and seasonal...                          204,763       168,804
     Basic clothing .........                          142,301       130,632
     Home products ..........                          191,112       181,776
                                                    ----------    ----------
                                                    $1,389,412    $1,202,504
                                                    ==========    ==========

4.         Guarantor subsidiaries

           All of the Company's subsidiaries (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under certain outstanding notes payable. Each of the Guarantors is a wholly-owned subsidiary of the Company. The Guarantors comprise all of the direct and indirect subsidiaries of the Company.

           In order to participate as a subsidiary guarantor on certain of the Company's financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain stockholders' equity of at least $250 million.

           Condensed combined financial information for the Guarantors is set forth below. Dollar amounts are in thousands.


                                                                             May 3, 2002
                                                  -------------------------------------------------------------------
                                                     DOLLAR
                                                     GENERAL       GUARANTOR                            CONSOLIDATED
                                                   CORPORATION    SUBSIDIARIES       ELIMINATIONS          TOTAL
                                                   -----------    ------------       ------------       ------------
BALANCE SHEET DATA:
ASSETS
Current assets
   Cash and cash equivalents                     $   243,961       $    43,463       $        --       $   287,424
   Merchandise inventories                                --         1,134,449                --         1,134,449
   Deferred income taxes                              71,501             9,473                --            80,974
   Other current assets                               18,938         1,013,312          (946,831)           85,419
                                                 -----------       -----------       -----------       -----------
    Total current assets                             334,400         2,200,697          (946,831)        1,588,266
                                                 -----------       -----------       -----------       -----------

Property and equipment, at cost                      161,358         1,346,056                --         1,507,414
   Less accumulated depreciation
    and amortization                                  55,862           460,075                --           515,937
                                                 -----------       -----------       -----------       -----------
   Net property and equipment                        105,496           885,981                --           991,477
                                                 -----------       -----------       -----------       -----------

Other assets                                       2,171,663             3,337        (2,166,011)            8,989
                                                 -----------       -----------       -----------       -----------
Total assets                                     $ 2,611,559       $ 3,090,015       $(3,112,842)      $ 2,588,732
                                                 ===========       ===========       ===========       ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations      $    65,622       $   330,255       $        --       $   395,877
   Accounts payable                                1,032,607           255,358          (946,831)          341,134
   Accrued expenses and other                         55,962           156,628                --           212,590
   Litigation settlement payable                     161,000                --                --           161,000
                                                 -----------       -----------       -----------       -----------
    Total current liabilities                      1,315,191           742,241          (946,831)        1,110,601
                                                 -----------       -----------       -----------       -----------

Long-term obligations                                200,569           873,837          (738,323)          336,083
                                                 -----------       -----------       -----------       -----------

Deferred income taxes                                  7,139            46,249                --            53,388
                                                 -----------       -----------       -----------       -----------

Shareholders' equity:
   Preferred stock                                        --                --                --                --
   Common stock                                      166,462            23,853           (23,853)          166,462
   Additional paid-in capital                        302,200           929,679          (929,679)          302,200
   Retained earnings                                 625,193           474,156          (474,156)          625,193
   Accumulated other comprehensive
    loss                                              (2,677)               --                --            (2,677)
                                                 -----------       -----------       -----------       -----------
                                                   1,091,178         1,427,688        (1,427,688)        1,091,178
   Less other shareholders' equity                     2,518                --                --             2,518
                                                 -----------       -----------       -----------       -----------
Total shareholders' equity                         1,088,660         1,427,688        (1,427,688)        1,088,660
                                                 -----------       -----------       -----------       -----------

Total liabilities and shareholders' equity       $ 2,611,559       $ 3,090,015       $(3,112,842)      $ 2,588,732
                                                 ===========       ===========       ===========       ===========

                                                                          February 1, 2002
                                                  -------------------------------------------------------------------
                                                     DOLLAR
                                                     GENERAL       GUARANTOR                            CONSOLIDATED
                                                   CORPORATION    SUBSIDIARIES       ELIMINATIONS          TOTAL
                                                   -----------    ------------       ------------       ------------
BALANCE SHEET DATA:
ASSETS
Current assets
   Cash and cash equivalents                     $   217,539       $    43,986       $        --       $   261,525
   Merchandise inventories                                --         1,131,023                --         1,131,023
   Deferred income taxes                              79,203            25,888                --           105,091
   Other current assets                               15,406           913,082          (870,080)           58,408
                                                 -----------       -----------       -----------       -----------
    Total current assets                             312,148         2,113,979          (870,080)        1,556,047
                                                 -----------       -----------       -----------       -----------

Property and equipment, at cost                      158,347         1,315,346                --         1,473,693
   Less accumulated depreciation
    and amortization                                  51,832           432,946                --           484,778
                                                 -----------       -----------       -----------       -----------
   Net property and equipment                        106,515           882,400                --           988,915
                                                 -----------       -----------       -----------       -----------

Other assets                                       2,079,572             2,022        (2,074,171)            7,423
                                                 -----------       -----------       -----------       -----------
Total assets                                     $ 2,498,235       $ 2,998,401       $(2,944,251)      $ 2,552,385
                                                 ===========       ===========       ===========       ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations      $    65,682       $   329,993       $        --       $   395,675
   Accounts payable                                  944,830           247,713          (870,080)          322,463
   Accrued expenses and other                         76,526           176,887                --           253,413
   Litigation settlement payable                     162,000                --                --           162,000
                                                 -----------       -----------       -----------       -----------
    Total current liabilities                      1,249,038           754,593          (870,080)        1,133,551
                                                 -----------       -----------       -----------       -----------

Long-term obligations                                200,460           830,881          (691,871)          339,470
                                                 -----------       -----------       -----------       -----------

Deferred income taxes                                  7,019            30,627                --            37,646
                                                 -----------       -----------       -----------       -----------

Shareholders' equity:
   Preferred stock                                        --                --                --                --
   Common stock                                      166,359            23,853           (23,853)          166,359
   Additional paid-in capital                        301,848           929,680          (929,680)          301,848
   Retained earnings                                 579,265           428,767          (428,767)          579,265
   Accumulated other comprehensive loss               (3,228)               --                --            (3,228)
                                                 -----------       -----------       -----------       -----------
                                                   1,044,244         1,382,300        (1,382,300)        1,044,244

   Less other shareholders' equity                     2,526                --                --             2,526
                                                 -----------       -----------       -----------       -----------
Total shareholders' equity                         1,041,718         1,382,300        (1,382,300)        1,041,718
                                                 -----------       -----------       -----------       -----------

Total liabilities and shareholders' equity       $ 2,498,235       $ 2,998,401       $(2,944,251)      $ 2,552,385
                                                 ===========       ===========       ===========       ===========

                                                                   Quarter to Date and Year to Date
                                                  -------------------------------------------------------------------
                                                                              May 3, 2002
                                                  -------------------------------------------------------------------
                                                     DOLLAR
                                                     GENERAL       GUARANTOR                            CONSOLIDATED
                                                   CORPORATION    SUBSIDIARIES       ELIMINATIONS          TOTAL
                                                   -----------    ------------       ------------       ------------
STATEMENTS OF INCOME DATA:
Net sales                                          $   46,452      $1,389,412          $  (46,452)        $1,389,412
Cost of goods sold                                         --       1,009,120                  --          1,009,120
                                                   ----------      ----------          ----------         ----------
Gross profit                                           46,452         380,292             (46,452)           380,292
Selling, general and administrative                    41,561         302,195             (46,452)           297,304
                                                   ----------      ----------          ----------         ----------
Operating profit                                        4,891          78,097                  --             82,988
Interest expense                                        4,004           6,428                  --             10,432
                                                   ----------      ----------          ----------         ----------
Income before income taxes                                887          71,669                  --             72,556
Less provision for taxes on income                        348          26,280                  --             26,628
Equity in subsidiaries' earnings, net                  45,389              --             (45,389)                --
                                                   ----------      ----------          ----------         ----------
Net income                                         $   45,928      $   45,389          $  (45,389)        $   45,928
                                                   ==========      ==========          ==========         ==========



                                                                   Quarter to Date and Year to Date
                                                  -------------------------------------------------------------------
                                                                              May 4, 2001
                                                  -------------------------------------------------------------------
                                                     DOLLAR
                                                     GENERAL       GUARANTOR                            CONSOLIDATED
                                                   CORPORATION    SUBSIDIARIES       ELIMINATIONS          TOTAL
                                                   -----------    ------------       ------------       ------------
STATEMENTS OF INCOME DATA:
Net sales                                          $   35,843      $1,202,504          $  (35,843)        $1,202,504
Cost of goods sold                                         --         881,079                  --            881,079
                                                   ----------      ----------          ----------         ----------
Gross profit                                           35,843         321,425             (35,843)           321,425
Selling, general and administrative                    30,079         257,754             (35,843)           251,990
                                                   ----------      ----------          ----------         ----------
Operating profit                                        5,764          63,671                  --             69,435
Interest expense                                        4,623           6,977                  --             11,600
                                                   ----------      ----------          ----------         ----------
Income before income taxes                              1,141          56,694                  --             57,835
Less provision for taxes on income                        426          21,176                  --             21,602
Equity in subsidiaries' earnings, net                  35,518              --             (35,518)                --
                                                   ----------      ----------          ----------         ----------
Net income                                         $   36,233      $   35,518          $  (35,518)        $   36,233
                                                   ==========      ==========          ==========         ==========


                                                                                 For the 13 weeks ended
                                                          -------------------------------------------------------------------
                                                                                       May 3, 2002
                                                          -------------------------------------------------------------------
                                                             DOLLAR
                                                             GENERAL       GUARANTOR                            CONSOLIDATED
                                                           CORPORATION    SUBSIDIARIES       ELIMINATIONS          TOTAL
                                                           -----------    ------------       ------------       ------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
   Net income                                               $  45,928       $  45,389         $ (45,389)          $  45,928
   Adjustments to reconcile net income to net cash
    provided by / (used in) operating activities:
     Depreciation and amortization                              4,270          27,734                --              32,004
     Deferred income taxes                                      7,822          32,037                --              39,859
     Tax benefit from stock options exercises                     689              --                --                 689
     Change in operating assets and liabilities:
       Merchandise inventories                                     --          (3,426)               --              (3,426)
       Other current assets                                    (7,567)        (72,003)           81,070               1,500
       Accounts payable                                        87,778          11,963           (81,070)             18,671
       Accrued expenses and other                              (1,082)        (18,693)               --             (19,775)
       Income taxes                                            (9,388)        (30,076)               --             (39,464)
       Other                                                  (41,703)         (4,852)           45,389              (1,166)
                                                            ---------       ---------         ---------           ---------
          Net cash provided by/ (used in) operating
            activities                                         86,747         (11,927)               --              74,820
                                                            ---------       ---------         ---------           ---------

Cash flows from investing activities:
   Purchases of property and equipment                         (2,941)        (31,871)               --             (34,812)
   Proceeds from sale of property and equipment                     1              57                --                  58
   Issuance of long-term notes receivable                     (46,452)             --            46,452                  --
                                                            ---------       ---------         ---------           ---------
          Net cash used in investing activities               (49,392)        (31,814)           46,452             (34,754)
                                                            ---------       ---------         ---------           ---------
Cash flows from financing activities:
   Repayments of long-term obligations                             38          (3,234)               --              (3,196)
   Payment of cash dividends                                  (10,646)             --                --             (10,646)
   Proceeds from exercise of stock options                      1,374              --                --               1,374
   Other financing activities                                  (1,699)         46,452           (46,452)             (1,699)
                                                            ---------       ---------         ---------           ---------
     Net cash provided by (used in) financing
       activities                                             (10,933)         43,218           (46,452)            (14,167)
                                                            ---------       ---------         ---------           ---------
Net increase (decrease) in cash and cash equivalents           26,422            (523)               --              25,899
Cash and cash equivalents, beginning of period                217,539          43,986                --             261,525
                                                            ---------       ---------         ---------           ---------
Cash and cash equivalents, end of period                    $ 243,961       $  43,463         $      --           $ 287,424
                                                            =========       =========         =========           =========


                                                                                 For the 13 weeks ended
                                                          -------------------------------------------------------------------
                                                                                       May 4, 2001
                                                          -------------------------------------------------------------------
                                                             DOLLAR
                                                             GENERAL       GUARANTOR                            CONSOLIDATED
                                                           CORPORATION    SUBSIDIARIES       ELIMINATIONS          TOTAL
                                                           -----------    ------------       ------------       ------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
   Net income                                               $  36,233       $  35,518         $ (35,518)          $  36,233
   Adjustments to reconcile net income to net cash
    provided by / (used in) operating activities:
     Depreciation and amortization                              3,338          26,552                --              29,890
     Deferred income taxes                                        (15)            279                --                 264
     Tax benefit from stock options exercises                   3,258              --                --               3,258
     Change in operating assets and liabilities:
        Merchandise inventories                                    --          (9,299)               --              (9,299)
        Other current assets                                      843          49,045           (42,916)              6,972
        Accounts payable                                       23,079         (80,697)           42,916             (14,702)
        Accrued expenses and other                              3,157         (18,409)               --             (15,252)
        Income taxes                                              723           1,953                --               2,676
        Other                                                 (29,126)         (6,394)           35,518                  (2)
                                                            ---------       ---------         ---------           ---------
          Net cash provided by (used in) operating
            activities                                         41,490          (1,452)               --              40,038
                                                            ---------       ---------         ---------           ---------

Cash flows from investing activities:
   Purchases of property and equipment                         (3,706)        (32,020)               --             (35,726)
   Proceeds from sale of property and equipment                    15              99                --                 114
   Issuance of long-term notes receivable                     (35,843)             --            35,843                  --
   Other                                                        2,047              --            (2,047)                 --
                                                            ---------       ---------         ---------           ---------
          Net cash used in investing activities               (37,487)        (31,921)           33,796             (35,612)
                                                            ---------       ---------         ---------           ---------
Cash flows from financing activities:
   Repayments of long-term obligations                           (438)         (2,610)               --              (3,048)
   Payment of cash dividends                                  (10,631)             --                --             (10,631)
   Proceeds from exercise of stock options                      7,996              --                --               7,996
   Other financing activities                                    (159)         33,796           (33,796)               (159)
                                                            ---------       ---------         ---------           ---------
     Net cash provided by (used in) financing
       activities                                              (3,232)         31,186           (33,796)             (5,842)
                                                            ---------       ---------         ---------           ---------
Net increase (decrease) in cash and cash equivalents              771          (2,187)               --              (1,416)
Cash and cash equivalents, beginning of period                120,643          41,667                --             162,310
                                                            ---------       ---------         ---------           ---------
Cash and cash equivalents, end of period                    $ 121,414       $  39,480         $      --           $ 160,894
                                                            =========       =========         =========           =========


5.         Commitments and Contingencies

           As disclosed in further detail in the Company's Form 10-K for the 2001 fiscal year, on April 30, 2001, the Company announced that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1999 and 1998, and to restate the unaudited financial information for fiscal year 2000 that had been previously released by the Company. The Company subsequently restated such financial statements and financial information by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002.

           Following the April 30, 2001 announcement, more than 20 purported class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws relating to the restatement of the Company's financial statements. The Company has reached a settlement agreement with the purported class action plaintiffs, which agreement was amended following the completion of confirmatory discovery and was approved by the court on May 24, 2002. Pursuant to such agreement, the Company has agreed to pay $162 million to such plaintiffs in settlement for their claims and to implement certain enhancements to its corporate governance and internal control procedures.

           The Company recognized an expense of $162 million in the fourth quarter of 2000 in respect of the class action settlement agreement. Pursuant to the terms of such agreement, the Company disbursed $1 million of such funds in April, 2002. The Company expects to disburse the remaining amount of $161 million in June or July, 2002, provided that all rights to appeal such agreement have expired and that no appeals have been filed as of such date. The Company expects to receive from its insurers approximately $4.5 million in respect of such settlement, which amount has not been accrued in the Company's financial statements.

           In addition, six purported shareholder derivative lawsuits have been filed in Tennessee state court against certain current and former Company directors and officers and Deloitte & Touche LLP, the Company's former independent accountant, and two purported shareholder derivative lawsuits have been filed in the United States District Court for the Middle District of Tennessee, which lawsuits seek damages and other relief. The Company and the individual defendants have reached a settlement agreement with counsel to the lead plaintiffs in the lead Tennessee state shareholder derivative action, and the Company anticipates that pursuant to such agreement the other shareholder derivative actions, which have been stayed, will be dismissed with prejudice. Such settlement agreement was approved by the court on June 4, 2002. Provided that all rights to appeal such settlement agreement have expired and that no appeals have been filed, the Company expects that this agreement will result in a net payment to the Company by July 17, 2002, after attorneys' fees payable to the plaintiffs' counsel, of approximately $24.8 million, which has not been accrued in the Company's financial statements.

           These cases were at an early stage prior to the parties' execution of the settlement agreements, and the amount of potential loss, if any, should the settlement agreements not become effective cannot be reasonably estimated. An unfavorable outcome for the Company in these actions could have a material adverse impact on the Company's financial position and results of operations. In addition, plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the class settlement and may elect to pursue recovery against the Company individually. Because no separate litigation has yet been filed by parties who opted out, the Company cannot estimate the potential liabilities associated with such litigation, but it does not believe that the resolution of any such litigation will have a material effect on the Company's financial position.

           The Company has been notified that the Securities and Exchange Commission ("SEC") is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001 announcement. The Company is cooperating with this investigation by providing documents and other information to the SEC. At this time, the Company is unable to predict the outcome of this investigation and the ultimate effects on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following text contains references to years 2002, 2001, 2000 and 1999, which represent fiscal years of the Dollar General Corporation (the "Company") ending or ended January 31, 2003, February 1, 2002, February 2, 2001 and January 28, 2000, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto.

Results of Operations -- 13 Weeks Ended May 3, 2002 and May 4, 2001

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

           Net Sales. Net sales for the first 13 weeks of 2002 were $1.39 billion as compared against $1.20 billion during the first 13 weeks of 2001, an increase of 15.5%. The increase resulted primarily from 535 net new stores and a same store sales increase of 6.7%. Same store sales increases are calculated based on the comparable calendar weeks in the prior year. Same-store sales calculations include only those stores that were open both at the end of a fiscal period and at the beginning of the preceding fiscal period. Net sales increases by category during the period were as follows: highly consumable 18.0%, hardware and seasonal 21.3%, basic clothing 8.9%, and home products 5.1%. The Company's strong performance in the hardware and seasonal category was due in part to increased sales generated by new outdoor items added to the product mix including, but not limited to, lawn statues, stepping stones, and inspirational garden stones. The Company also generated additional seasonal sales by shipping warm weather products to its stores earlier than in prior years, which resulted in greater sales due to the fact that these products were in the stores for a longer period of time.

           Gross Profit. Gross profit during the current year period was $380.3 million, or 27.4% of sales, versus $321.4 million, or 26.7% of sales during the comparable period in the prior year, an increase of 18.3%. The approximately 70 basis point increase in the gross margin rate as a percentage of sales was due principally to a 67 basis point reduction in distribution and transportation costs as a percentage of sales and a higher mark-up percentage on the Company's total inventory balance than that experienced during the comparable period in the prior year. The reduction in distribution and transportation costs as a percentage of net sales during the first quarter is due to a relatively modest increase in these expenses during a period of increased sales. Factors contributing to this result included a reduction in the Company's average delivery miles per store due in part to the opening of the Zanesville, Ohio distribution center, and lower fuel costs relative to the first quarter of the prior year. The higher mark-up percentage on the Company's inventories is primarily a result of a lower than normal mark-up on the Company's inventory balance in the first quarter of 2001 due to the ongoing impact of the markdown on certain excess inventories taken during the fourth quarter of 2000. As noted in Item 7 of the Company's Annual Report on Form 10-K for the 2001 fiscal year, the Company utilizes the retail method of accounting for inventories. Because the retail method is an averaging process, the mathematical impact of this markdown on the Company's blended inventory mark-up will diminish with the passage of time.

           Selling, General & Administrative Expenses ("SG&A"). SG&A expenses during the current year period were $297.3 million, or 21.4% of sales, versus $252.0 million, or 20.9% of sales during the comparable period in the prior year, an increase of 18.0%. The increase can be attributed to a 10.3% increase in store count as compared to the prior year, $5.3 million in expenses incurred during the current year period related to the Company's restatement of certain of its financial statements (see Part II, Item 1) versus $0.3 million in such expenses incurred during the prior year period, and an increase in store labor costs that was greater than the Company's sales increase. The increase in store labor costs reflects various actions taken to improve store conditions, including increasing labor hours and improving employee wages. Excluding the restatement-related expenses, SG&A would have been $292.0 million, or 21.0% of sales, in the current year period versus $251.7 million, or 20.9% of sales, in the prior year period, an increase of 16.0%.

           Interest Expense. Interest expense during the current year period was $10.4 million, or 0.8% of sales, versus $11.6 million, or 1.0% of sales during the comparable period in the prior year, a decrease of 10.1%. The decrease in interest expense was due primarily to lower interest rates in the current year period on the Company's variable rate debt.

           Provision for Taxes on Income. The Company's effective tax rate was 36.7% in the current year period versus 37.4% during the comparable period in the prior year. The reduction in the Company's effective tax rate was due principally to the implementation of a tax planning strategy in the fourth quarter of 2001.

           Net Income. Net income during the current year period was $45.9 million, or 3.3% of sales, compared to $36.2 million, or 3.0% of sales, during the comparable period in the prior year, an increase of 26.8%. Diluted earnings per share were $0.14 in the current year period versus $0.11 in the prior year.

Liquidity and Capital Resources

           Current Financial Condition / Recent Developments. At May 3, 2002, the Company's total debt (including current maturities and short-term borrowings) was $732.0 million, and the Company had $287.4 million of cash and equivalents and $1.1 billion of shareholders' equity, compared to $735.1 million of total debt, $261.5 million of cash and equivalents and $1.0 billion of shareholders' equity at February 1, 2002.

           As of May 3, 2002, the Company had $383 million outstanding under two synthetic lease facilities (the "Synthetic Lease Facilities"), one with $212 million in outstanding capital leases and the other with $171 million in outstanding capital leases. As of such date, the Company also had a $175 million revolving credit agreement (the "Current Credit Facility"), under which no amounts were outstanding. The Synthetic Lease Facilities will mature and the Current Credit Facility will expire in September 2002.

           On March 18, 2002, the Company entered into a commitment letter (the "Commitment Letter") with SunTrust Bank and SunTrust Capital Markets, pursuant to which SunTrust Bank has agreed to serve as the sole agent and SunTrust Capital Markets has agreed to serve as the lead arranger and book manager for $450 million in new revolving credit facilities (the "New Credit Facilities"). The Company intends to use the New Credit Facilities (i) to replace the Current Credit Facility, (ii) to refinance the Synthetic Lease Facilities and (iii) for working capital and other general corporate purposes. The New Credit Facilities are split between a $300 million three-year revolving credit facility, and a $150 million 364-day revolving credit facility. The Company will pay interest on funds borrowed under the New Credit Facilities at rates that are subject to change based upon the rating of the Company's senior debt by independent agencies. At the Company's current ratings, the facility fees would be 37.5 basis points and 32.5 basis points on the two facilities, respectively, with an all-in drawn margin of LIBOR plus 237.5 basis points. The New Credit Facilities will be secured by the same real estate assets that currently serve as collateral for the Synthetic Lease Facilities. The availability of funding under the New Credit Facilities is subject to the negotiation of final documents and other conditions set forth in the Commitment Letter, which is filed as an exhibit hereto. The Company expects the New Credit Facilities to be finalized by the end of June, 2002, and in any event before the Synthetic Lease Facilities mature and the Current Credit Facility expires, although there can be no assurance that this will be the case.

           On April 10, 2002, Moody's Investors Service announced that it had lowered its ratings on the Company's outstanding public debt to Ba2. On April 12, 2002, Standard and Poor's announced that it had lowered its ratings on the Company's outstanding public debt to BB+. These ratings downgrades increased the pricing spread over LIBOR paid by the Company under the synthetic lease facility with $212 million in outstanding capital leases. At the Company's current ratings, borrowings under such facility are priced at LIBOR plus 140 basis points, with an all-in drawn margin (including facility fees) of LIBOR plus 180 basis points.

           The Company has $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. The holders of the notes may elect to have their notes repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest.

           The Company is currently in discussions with the debt and equity parties with respect to the Company's leases of its distribution centers at Indianola, Mississippi and Fulton, Missouri, relating to an alleged default arising under those leases from the restatement of certain of the Company's financial statements as further described in Part II, Item 1 of this Form 10-Q. The Company reached agreement with the debt parties on those leases to incorporate certain amendments in the debt instruments relating to such properties, but the equity parties objected to such proposed amendments. The Company is now exploring other possible changes to address the concerns of the debt and equity parties, and expects that this matter will be resolved without any material adverse effect to the Company.

           As further described in Part II, Item 1 of this Form 10-Q, and subject to the contingencies set forth therein, the Company expects to disburse in June or July of the current year approximately $161 million in final settlement of the class action lawsuits filed against the Company as a result of the restatement of the Company's financial statements. The Company expects to fund this amount from existing cash balances.

           The Company believes that its existing cash balances, cash flow from operations, insurance proceeds expected in connection with the settlement of the class action and derivative lawsuits filed against the Company as a result of the restatement of the Company's financial statements, and its ongoing access to the capital markets (including the New Credit Facilities) will provide sufficient financing to meet the Company's currently foreseeable liquidity and capital resource needs.

           Cash flows provided by operating activities. Net cash provided by operating activities totaled $74.8 million during the first 13 weeks of 2002, as compared to a $40.0 million source of cash during the comparable period in the prior year. The primary source of this cash in 2002 was the Company's net income plus depreciation and amortization expense, which together totaled $77.9 million. Another significant source of cash in the current year period was an increase in accounts payable of $18.7 million due primarily to increased trade payables of $8.7 million and an increase in checks outstanding that have not yet been presented for payment of $13.4 million. The payment of the Company's management and store bonuses for the 2001 fiscal year, which was the principal factor resulting in a decrease in accrued expenses of $19.8 million was a significant use of cash during the period.

           The primary source of net cash from operating activities during the prior year period was the Company's net income plus depreciation and amortization expense, which together totaled $66.1 million during the prior year period. Decreases in accounts payable and accrued expenses and an increase in merchandise inventories were uses of cash during the prior year period of $14.7 million, $15.3 million and $9.3 million, respectively. The decrease in accounts payable during the prior year period was attributable primarily to a decrease in checks outstanding that had not yet been presented for payment of $16.6 million. The primary component of the decrease in accrued expenses was a decrease in accrued bonuses of $15.8 million reflecting the payment of store bonuses for the 2000 fiscal year. The increase in inventories reflected primarily the net addition of 196 stores during the period.

           Cash flows used in investing activities. Net cash used in investing activities during the first 13 weeks of 2002 totaled $34.8 million, as compared to a $35.6 million use of cash during the comparable period in the prior year. The $34.8 million spent in the current year period consisted primarily of $8.8 million for new stores, $9.9 million for various store-related technology projects and $9.5 million for distribution and transportation expenditures. The $35.6 million spent in the prior year period consisted primarily of $15.4 million for new stores and relocations and $16.0 million for various store-related fixtures.

           Cash flows used in financing activities. Net cash used in financing activities during the first 13 weeks of 2002 was $14.2 million, which consisted principally of $10.6 million in dividends and $3.2 million of debt repayments. Net cash used in financing activities during the comparable period in the prior year was $5.8 million, which consisted principally of $10.6 million in dividends and $3.0 million in debt repayments offset by $8.0 million in proceeds from stock options exercised.

Forward-Looking Statements

           This discussion and analysis contains historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties. These risks include, but are not limited to, those set forth under Item 7 in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           We have no material changes to the disclosures relating to this item that are set forth in our report on Form 10-K for the fiscal year ended February 1, 2002.

Part II - Other Information

Item 1.    Legal Proceedings

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

           Following the April 30, 2001, announcement more than 20 purported class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws. These lawsuits have been consolidated into a single action pending in the United States District Court for the Middle District of Tennessee. On July 17, 2001, the court entered an order appointing the Florida State Board of Administration and the Teachers' Retirement System of Louisiana as lead plaintiffs and the law firms of Entwistle & Cappucci LLP, Milberg Weiss Bershad Hynes & Lerach LLP and Grant & Eisenhofer, P.A. as co-lead counsel. On January 3, 2002, the lead plaintiffs filed an amended consolidated class action complaint. Among other things, plaintiffs have alleged that the Company and certain of its current and former officers and directors made misrepresentations concerning the Company's financial results in the Company's filings with the Securities and Exchange Commission and in various press releases and other public statements. The plaintiffs seek damages with interest, costs and such other relief as the court deems proper.

           On January 3, 2002, the Company reached a settlement agreement with the putative class action plaintiffs, pursuant to which the Company agreed to pay at least $140 million to such plaintiffs in settlement for their claims and to implement certain enhancements to its corporate governance and internal control procedures. Such agreement was subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval. Under such settlement agreement, the plaintiffs had the right, following the completion of confirmatory discovery, to amend their complaint and to negotiate with the Company for additional damages, the aggregate amount of all damages to be paid in settlement of plaintiffs' claims not to exceed $162 million.

           On April 1, 2002, following the completion of such confirmatory discovery, the Company and the putative class action plaintiffs amended their settlement agreement and the plaintiffs filed a second amended complaint, purporting to name as plaintiffs a class of persons who purchased or otherwise made an investment decision regarding the Company's securities and related derivative securities between March 5, 1997 and January 14, 2002. Pursuant to the amended settlement agreement, the Company has agreed to pay $162 million to such plaintiffs in settlement for their claims and to implement certain enhancements to its corporate governance and internal control procedures. Such amended agreement was approved by the court on May 24, 2002.

           The Company recognized an expense of $162 million in the fourth quarter of 2000 in respect of the class action settlement agreement. Pursuant to the terms of such agreement, the Company disbursed $1 million of such funds in April, 2002. The Company expects to disburse the remaining amount of $161 million in June or July, 2002, provided that all rights to appeal such agreement have expired and that no appeals have been filed as of such date. The Company expects to receive from its insurers approximately $4.5 million in respect of such settlement, which amount has not been accrued in the Company's financial statements.

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

           The Company and the individual defendants have reached a settlement agreement with lead counsel to the plaintiffs in the lead Tennessee state shareholder derivative action. The agreement includes a payment to the Company from a portion of the proceeds of the Company's director and officer liability insurance policies as well as certain corporate governance and internal control enhancements. Pursuant to the terms of such agreement, the Company anticipates that all of the stayed cases, including the federal derivative cases described above, will be dismissed with prejudice by the courts in which they are pending. Following confirmatory discovery, the settlement agreement was preliminarily approved by the Tennessee state court on April 19, 2002, and received final approval, subject to any appeal that may be filed, on June 4, 2002.

           Provided that all rights to appeal such settlement agreement have expired and that no appeals have been filed, the Company expects that this agreement will result in a net payment to the Company by July 17, 2002, after attorneys' fees payable to the plaintiffs' counsel, of approximately $24.8 million, which has not been accrued in the Company's financial statements.

           The Company believes that it has substantial defenses to the purported class action and the derivative lawsuits and intends to assert these defenses in the courts in which the actions are pending in the event the settlement agreements referred to above do not successfully resolve these matters. These cases were at an early stage prior to the parties' execution of the settlement agreements, and the amount of potential loss, if any, should the settlement agreements not become effective cannot be reasonably estimated. An unfavorable outcome for the Company in these actions could have a material adverse impact on the Company's financial position and results of operations. In addition, plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the class settlement and may elect to pursue recovery against the Company individually. Because no separate litigation has yet been filed by parties who opted out, the Company cannot estimate the potential liabilities associated with such litigation, but it does not believe that the resolution of any such litigation will have a material effect on the Company's financial position.

           The Company has been notified that the SEC is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001, announcement. The Company is cooperating with this investigation by providing documents and other information to the SEC. At this time, the Company is unable to predict the outcome of this investigation and the ultimate effects on the Company.

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

Item 4.              Submission of Matters to a Vote of Security Holders

           An Annual Meeting of Shareholders of the Company was held on February 20, 2002. Following is a brief description of the matters voted upon at the meeting and the tabulation of the voting therefor:

           Proposal 1 - Election of Directors.

                                                Number of Votes
                               ------------------------------------------------

Nominee                            For           Withheld   Broker Non-Votes
-------                            ---           --------   ----------------

Dennis C. Bottorff             295,306,431       2,087,055         0
Barbara L. Bowles              295,287,851       2,105,635         0
James L. Clayton               295,302,104       2,091,382         0
Reginald D. Dickson            295,337,415       2,056,071         0
E. Gordon Gee                  295,239,153       2,154,333         0
John B. Holland                295,276,458       2,117,028         0
Barbara M. Knuckles            295,251,300       2,142,186         0
Cal Turner                     295,267,681       2,125,805         0
David M. Wilds                 295,322,340       2,071,146         0
William S. Wire, II            295,300,680       2,092,806         0

           Proposal 2 - Shareholder Proposal Regarding Equal Employment Opportunity Information. A shareholder proposal recommending that the Company adopt certain measures regarding equal employment opportunity information was rejected, with 201,041,839 votes cast against, 11,424,922 votes cast for, 8,680,476 votes abstained and 76,246,249 broker non-votes.

           Proposal 3 - Ratification of the Appointment of Independent Public Accountants. A proposal to ratify the selection of Ernst & Young LLP as independent public accountants for the fiscal year ending February 1, 2002 was adopted, with 295,419,977 votes cast for, 606,032 votes cast against, 1,367,471 votes abstained and no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits.

           The exhibit listed on the accompanying Exhibit Index is filed as a part of this report and such Exhibit Index is incorporated herein by reference.

(b)        Reports on Form 8-K.

           (1) A Current Report on Form 8-K, dated April 18, 2002, was filed with the SEC in connection with an announcement regarding the signing of a $450 million fully underwritten bank commitment.

           (2) A Current Report on Form 8-K, dated April 18, 2002, was filed with the SEC in connection with an announcement regarding March 2002 sales results and April 2002 sales expectations.

           (3) A Current Report on Form 8-K, dated April 4, 2002, was filed with the SEC in connection with an announcement regarding the appointment of James D. Robbins to the Company's Board of Directors and to the Audit Committee of the Company's Board of Directors.

           (4) A Current Report on Form 8-K, dated March 26, 2002, was filed with the SEC in connection with a conference call held to discuss the Company's business plans and strategy.

           (5) A Current Report on Form 8-K, dated March 20, 2002, was filed with the SEC in connection with a conference call held to discuss the Company's unaudited financial results for its 2001 fiscal year.

           (6) A Current Report on Form 8-K, dated February 8, 2002, was filed with the SEC in connection with an announcement regarding January 2002 sales results, sales results for the fourth quarter of fiscal 2001, 2001 annual sales results and February sales expectations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DOLLAR GENERAL CORPORATION


                                 By:

                                 /s/ James J. Hagan
                                 ---------------------------------------------
                                 James J. Hagan
                                 Executive Vice President and Chief
                                    Financial Officer (Principal Financial and
                                    Accounting Officer)


June 10, 2002

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulation S-K


Exhibit No.     Description of Exhibit
-----------     ----------------------

10.1 Commitment Letter, dated March 11, 2002, from SunTrust Bank and SunTrust Capital Markets, Inc. to Dollar General Corporation.