Form 10-Q
period 2002-06-30
DOLLAR GENERAL CORP
filed 2002-08-28
CIK 29534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 2, 2002

                        Commission file number 001-11421



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


                                100 Mission Ridge
                         Goodlettsville, Tennessee 37072
              ----------------------------------------------------
               (Address of principal executive offices, zip code)


                                 (615) 855-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares of common stock outstanding as of August 16, 2002 was 333,259,413.


                           Dollar General Corporation
                                    Form 10-Q
                      For the Quarter Ended August 2, 2002
                                      Index
                                                                                    Page No.

Part I. - Financial Information........................................................3


Item 1.  Financial Statements..........................................................3


         Condensed Consolidated Balance Sheets as of August 2, 2002 and
         February 1, 2002..............................................................3


         Condensed Consolidated Statements of Income for the 13 and 26
         weeks ended August 2, 2002 and August 3, 2001.................................4


         Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 2, 2002 and August 3, 2001.......................................6


         Notes to Condensed Consolidated Financial Statements..........................7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................22


Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................29

Part II. - Other Information..........................................................29


Item 1.  Legal Proceedings............................................................29


Item 4.  Submission of Matters to a Vote of Security Holders..........................32


Item 5.  Other Information............................................................33


Item 6.  Exhibits and Reports on Form 8-K.............................................34


         Signatures...................................................................36


Part I. Financial Information

Item 1.     Financial Statements


                           DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                              Condensed Consolidated Balance Sheets
                                         (In thousands)

                                                                  August 2, 2002        February 1,
                                                                   (Unaudited)             2002
                                                                   -----------          -----------
ASSETS
Current assets:
    Cash and cash equivalents ........................           $    39,517            $   261,525
    Merchandise inventories ..........................             1,058,200              1,131,023
    Deferred income taxes ............................                25,552                105,091
    Income taxes receivable ..........................                55,573                  6,820
    Other current assets .............................                65,263                 51,588
                                                                 -----------            -----------
            Total current assets .....................             1,244,105              1,556,047
                                                                 -----------            -----------
    Property and equipment, at cost ..................             1,547,346              1,473,693
    Less accumulated depreciation and amortization ...               548,073                484,778
                                                                 -----------            -----------
            Net property and equipment ...............               999,273                988,915
                                                                 -----------            -----------

    Other assets .....................................                21,851                  7,423
                                                                 -----------            -----------
            Total assets .............................           $ 2,265,229            $ 2,552,385
                                                                 ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term obligations .........           $    15,132            $   395,675
    Accounts payable .................................               346,786                322,463
    Accrued expenses and other .......................               219,220                253,413
    Litigation settlement payable ....................                    --                162,000
                                                                 -----------            -----------
            Total current liabilities ................               581,138              1,133,551
                                                                 -----------            -----------

Long-term obligations ................................               506,707                339,470
Deferred income taxes ................................                46,030                 37,646

Shareholders' equity:
    Preferred stock ..................................                    --                     --
    Common stock .....................................               166,670                166,359
    Additional paid-in capital .......................               312,589                301,848
    Retained earnings ................................               656,894                579,265
    Accumulated other comprehensive loss .............                (2,012)                (3,228)
                                                                 -----------            -----------
                                                                   1,134,141              1,044,244
    Less other shareholders' equity ..................                 2,787                  2,526
                                                                 -----------            -----------
            Total shareholders' equity ...............             1,131,354              1,041,718
                                                                 -----------            -----------
            Total liabilities and shareholders' equity           $ 2,265,229            $ 2,552,385
                                                                 ===========            ===========


See notes to condensed consolidated financial statements.


                           DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Income (Unaudited)
                         (Amounts in thousands except per share amounts)


                                                                               13 Weeks Ended
                                                      --------------------------------------------------------------------
                                                      August 2, 2002   % of Net Sales    August 3, 2001     % of Net Sales
                                                      --------------   --------------    --------------     --------------
Net sales .....................................        $ 1,453,727          100.0%        $ 1,225,254           100.0%
Cost of goods sold ............................          1,066,300           73.3             893,971            73.0
                                                       -----------       ------------     -----------         ------------
      Gross profit ............................            387,427           26.7             331,283            27.0

Selling, general and administrative expense....            313,667           21.6             276,069            22.5
Insurance proceeds ............................             (4,500)          (0.3)                 --              --
                                                       -----------       ------------     -----------         ------------


      Operating profit ........................             78,260            5.4              55,214             4.5

Interest expense ..............................             11,337            0.8              11,957             1.0
                                                       -----------       ------------     -----------         ------------

      Income before income taxes ..............             66,923            4.6              43,257             3.5

Provision for taxes on income .................             24,561            1.7              16,157             1.3
                                                       -----------       ------------     -----------         ------------
      Net income ..............................        $    42,362            2.9%        $    27,100             2.2%
                                                       ===========       ============     ===========         ============

Earnings per share:
      Basic ...................................        $      0.13                        $      0.08
                                                       ===========                        ===========

      Diluted .................................        $      0.13                        $      0.08
                                                       ===========                        ===========

Weighted average shares:
      Basic ...................................            333,067                            332,330
                                                       ===========                        ===========

      Diluted .................................            335,737                            335,402
                                                       ===========                        ===========

Dividends per share ...........................        $      .032                        $      .032
                                                       ===========                        ===========


See notes to condensed consolidated financial statements.

                       DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income (Unaudited)
                      (Amounts in thousands except per share amounts)


                                                                               26 Weeks Ended
                                                      --------------------------------------------------------------------
                                                      August 2, 2002   % of Net Sales    August 3, 2001     % of Net Sales
                                                      --------------   --------------    --------------     --------------
Net sales ......................................       $ 2,843,139          100.0%        $ 2,427,758           100.0%
Cost of goods sold .............................         2,075,420           73.0           1,775,050            73.1
                                                       -----------       ------------     -----------         ------------
      Gross profit .............................           767,719           27.0             652,708            26.9


Selling, general and administrative expense.....           610,971           21.5             528,059            21.8
Insurance proceeds .............................            (4,500)          (0.2)                 --              --
                                                       -----------       ------------     -----------         ------------


      Operating profit .........................           161,248            5.7             124,649             5.1

Interest expense ...............................            21,769            0.8              23,557             0.9
                                                       -----------       ------------     -----------         ------------

      Income before income taxes ...............           139,479            4.9             101,092             4.2

Provision for taxes on income ..................            51,189            1.8              37,759             1.6
                                                       -----------       ------------     -----------         ------------

      Net income ...............................       $    88,290            3.1%        $    63,333             2.6%
                                                       ===========       ============     ===========         ============

Earnings per share:
      Basic ....................................       $      0.27                        $      0.19
                                                       ===========                       ============

      Diluted ..................................       $      0.26                        $      0.19
                                                       ===========                       ============

Weighted average shares:
      Basic ....................................           332,866                            331,959
                                                       ===========                       ============

      Diluted ..................................           335,286                            335,293
                                                       ===========                       ============

Dividends per share ............................       $      .064                       $       .064
                                                       ===========                       ============


See notes to condensed consolidated financial statements.


                             DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                                           (In thousands)

                                                                                   26 Weeks Ended
                                                                          ---------------------------------
                                                                          August 2, 2002     August 3, 2001
                                                                          --------------     --------------

Cash flows from operating activities:
    Net income                                                               $  88,290         $  63,333
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                                        66,019            60,980
           Deferred income taxes                                                87,296            (7,135)
           Tax benefit from stock option exercises                               2,120             4,656
            Litigation settlement                                             (162,000)               --
            Change in operating assets and liabilities:
              Merchandise inventories                                           72,823           (84,621)
              Other current assets                                             (13,675)            2,269
              Accounts payable                                                  24,323            (2,478)
              Accrued expenses and other                                       (11,206)              (59)
              Income taxes                                                     (59,464)          (21,995)
              Other                                                            (13,914)           (5,131)
                                                                             ---------         ---------
                   Net cash provided by operating activities                    80,612             9,819
                                                                             ---------         ---------

Cash flows from investing activities:
    Purchase of property and equipment                                         (70,445)          (73,942)
    Proceeds from sale of property and equipment                                   127               144
                                                                             ---------         ---------
                   Net cash used in investing activities                       (70,318)          (73,798)
                                                                             ---------         ---------

Cash flows from financing activities:
    Net borrowings under revolving credit facilities                           170,000                --
    Repayments of long-term obligations                                       (389,561)           (6,023)
    Payments of cash dividends                                                 (21,307)          (21,268)
    Proceeds from exercise of stock options                                      4,509            10,623
    Other financing activities                                                   4,057               (33)
                                                                             ---------         ---------
                   Net cash used in financing activities                      (232,302)          (16,701)
                                                                             ---------         ---------

Net decrease in cash and cash equivalents                                     (222,008)          (80,680)
Cash and cash equivalents, beginning of period                                 261,525           162,310
                                                                             ---------         ---------
Cash and cash equivalents, end of period                                     $  39,517         $  81,630
                                                                             =========         =========
Supplemental schedule of noncash investing and financing activities -
Purchase of property and equipment under capital lease obligations           $   6,233         $  17,393
                                                                             =========         =========

See notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (UNAUDITED)

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

         The accompanying condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week and 26-week periods ended August 2, 2002 and August 3, 2001 have been made.

         Certain prior year amounts have been reclassified to conform to the current period presentation. Ongoing estimates of inventory shrinkage and markdowns are included in the interim cost of goods sold calculation. Because the Company's business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Accounting pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company began to apply the new accounting rules on February 2, 2002. The adoption of SFAS No. 141 has not had a material impact on the Company's financial position or results of operations.

         The Company completed the transitional goodwill impairment reviews required by SFAS No. 142 during the second quarter of 2002. In performing the impairment review, the Company reviewed the operating performance of its retail operations. This review did not indicate any impairment of goodwill. The adoption of SFAS No. 142 has not had a material impact on the Company's financial position or results of operations.

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

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both SFAS Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30. The Company will adopt the provisions of SFAS No. 145 on February 1, 2003 and believes the adoption of SFAS No. 145 will not have a material effect on the Company's financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of this statement will not have a material impact on its financial position or results of operations.

2. Comprehensive income


         Comprehensive income consists of the following (in thousands):

                                                   13 Weeks Ended
                                          ----------------------------------
                                          August 2, 2002      August 3, 2001
                                          --------------      --------------
Net income                                    $ 42,362         $ 27,100
Net change in derivative financial
  instruments                                     665             (205)
                                              --------         --------
                                              $ 43,027         $ 26,895
                                              ========         ========

                                                    26 Weeks Ended
                                          ----------------------------------
                                          August 2, 2002      August 3, 2001
                                          --------------      --------------
Net income                                    $ 88,290        $ 63,333
Net change in derivative financial
   instruments                                   1,216          (3,044)
                                              --------        --------
                                              $ 89,506        $ 60,289
                                              ========        ========


3. Debt refinancing

         At May 3, 2002, the Company had $383 million outstanding under two synthetic lease facilities (the "Synthetic Lease Facilities"), one with $212 million in outstanding capital leases and the other with $171 million in outstanding capital leases. As of such date, the Company also had a $175 million revolving credit agreement (the "Old Credit Facility"), under which no amounts were outstanding. The Synthetic Lease Facilities were scheduled to mature and the Old Credit Facility was scheduled to expire in September 2002.

         On June 21, 2002, the Company closed on its previously announced $450 million revolving credit facility (the "New Credit Facilities"), pursuant to which SunTrust Bank is serving as Administrative Agent, Credit Suisse First Boston is the Syndication Agent and KeyBank N.A. and U.S. Bank N.A. are Co-Documentation Agents. The Company used the New Credit Facilities (i) to replace the Old Credit Facility (ii) to refinance the Synthetic Lease Facilities and (iii) for working capital and other general corporate purposes. The New Credit Facilities are split between a $300 million three-year revolving credit facility, and a $150 million 364-day revolving credit facility. The Company pays interest on funds borrowed under the New Credit Facilities at rates that are subject to change based upon the rating of the Company's senior debt by independent agencies. The Company has two interest rate options, base rate (which is usually equal to prime rate) and LIBOR. At the Company's current ratings, the facility fees are 37.5 basis points and 32.5 basis points on the two facilities, respectively. The all-in drawn margin under the LIBOR option is LIBOR plus 237.5 basis points on both facilities. The all-in drawn margin under the base rate option is the base rate plus 125 basis points and the base rate plus 120 basis points on the two facilities, respectively. The New Credit Facilities are secured by the same real estate assets that served as collateral for the Synthetic Lease Facilities: approximately 400 of the Company's retail stores, its headquarters and two of its distribution centers. As of August 2, 2002, the Company had $170 million outstanding under the New Credit Facilities, at a rate of 4.3%.

4.          Commitments and Contingencies

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

         Following the April 30, 2001 announcement more than 20 purported class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws. These lawsuits were consolidated into a single action pending in the United States District Court for the Middle District of Tennessee. On July 17, 2001, the court entered an order appointing the Florida State Board of Administration and the Teachers' Retirement System of Louisiana as lead plaintiffs and the law firms of Entwistle & Cappucci LLP, Milberg Weiss Bershad Hynes & Lerach LLP and Grant & Eisenhofer, P.A. as co-lead counsel. On January 3, 2002, the lead plaintiffs filed an amended consolidated class action complaint. Among other things, plaintiffs alleged that the Company and certain of its current and former officers and directors made misrepresentations concerning the Company's financial results in the Company's filings with the Securities and Exchange Commission and in various press releases and other public statements. The plaintiffs sought damages with interest, costs and such other relief as the court deemed proper.

         On January 3, 2002, the Company reached a settlement agreement with the putative class action plaintiffs, pursuant to which the Company agreed to pay up to $162 million to such plaintiffs in settlement for their claims and to implement certain enhancements to its corporate governance and internal control procedures. Such agreement was subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval.

         On April 1, 2002, following the completion of such confirmatory discovery, the Company and the putative class action plaintiffs amended their settlement agreement and the plaintiffs filed a second amended complaint, purporting to name as plaintiffs a class of persons who purchased or otherwise made an investment decision regarding the Company's securities and related derivative securities between March 5, 1997 and

January 14, 2002. Pursuant to the amended settlement agreement, the Company agreed to pay $162 million to such plaintiffs in settlement for their claims and to implement certain enhancements to its corporate governance and internal control procedures. Such amended agreement was approved by the court on May 24, 2002.

         Pursuant to the terms of such agreement, the Company disbursed $1 million of such funds in April 2002 and the remaining amount of $161 million in June and July 2002. In addition, the Company received from its insurers $4.5 million in respect of such settlement in July 2002. The Company recognized an expense of $162 million in the fourth quarter of 2000 in respect of the class action settlement agreement, and income of $4.5 million in the second quarter of 2002 in respect of the receipt of such insurance proceeds.

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

         In addition, six purported shareholder derivative lawsuits have been filed in Tennessee State Court against certain current and former Company directors and officers and Deloitte & Touche LLP, the Company's former independent accountant. The Company is named as a nominal defendant in the actions, which seek restitution and/or compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such further relief as the court deems proper. By order entered October 31, 2001, the court appointed Michael Dixon, Jr., Carolinas Electrical Workers Retirement Fund and Thomas Dewey, plaintiffs in one of the six filed cases, as lead plaintiffs and the law firms of Branstetter, Kilgore, Stranch & Jennings and Stanley, Mandel & Iola as lead counsel. In the same order, the court stayed the remaining cases pending completion of the lead case. Among other things, the plaintiffs allege that certain current and former Company directors and officers breached their fiduciary duties to the Company and that Deloitte & Touche aided and abetted those breaches and was negligent in its service as the Company's independent accountant. During August and September 2001, the Company moved to dismiss all six cases for failure to make a pre-suit demand on the Board of Directors and, in the alternative, requested that the court stay the actions pending the completion of an investigation into the allegations in the complaints by the Shareholder Derivative Claim Review Committee of the Company's Board of Directors. The lead plaintiffs filed an opposition to this motion on October 2, 2001.

         Two purported shareholder derivative lawsuits also have been filed and consolidated in the United States District Court for the Middle District of Tennessee against certain current and former Company directors and officers alleging that they breached their fiduciary duties to the Company. The Company is named as a nominal defendant in these actions, which seek declaratory relief, compensatory and punitive damages, costs and such further relief as the court deems proper. By motion filed on September 28, 2001, the Company requested that the federal court abstain from exercising jurisdiction over the purported shareholder derivative actions in deference to the pending state court actions. By agreement of the parties and court order dated December 3, 2001, the case was stayed until June 3, 2002. Based on the settlement of the Tennessee state derivative actions described below and the dismissal of the appeal filed by Cornelius P. Warren, the lead plaintiff in the federal derivative case, the Company and the individual defendants moved to dismiss the federal derivative case on August 27, 2002. A status conference with respect to this case is currently scheduled for September 12, 2002.

         The Company and the individual defendants have reached a settlement agreement with the plaintiffs in the lead Tennessee state shareholder derivative action. The agreement includes a payment to the Company from a portion of the proceeds of the Company's director and officer liability insurance policies as well as certain corporate governance and internal control enhancements. The terms of such agreements require that all of the stayed cases, including the federal derivative cases described above, be dismissed with prejudice by the courts in which they are pending in order for the settlement to be effective. Following confirmatory discovery, the settlement agreement was preliminarily approved by the Tennessee State Court on April 19, 2002, and received final approval on June 4, 2002. On July 5, 2002, Cornelius P. Warren, the lead plaintiff in the federal derivative case, appealed the approval of the settlement in the state derivative cases to the Court of Appeals of Tennessee. Such appeal was dismissed by the Court of Appeals of Tennessee by Order dated July 22, 2002. Mr. Warren has not yet filed notice of his intention to appeal this dismissal; any such notice must be filed by no later than September 20, 2002.

         Pending the final resolution of the federal derivative case and any further appeal of the settlement that Mr. Warren may bring, $31.5 million of proceeds of the Company's director and officer insurance policies are being held in escrow. If the settlement becomes final, the Company expects that it will result in a net payment to the Company, after attorneys' fees payable to the plaintiffs' counsel, of approximately $25.2 million, which payment has not yet been accrued in the Company's financial statements.

         The Company has been notified that the SEC is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001 announcement. The Company is cooperating with this investigation by providing documents and other information to the SEC. At this time, the Company is unable to predict the outcome of this investigation and the ultimate effects on the Company.

5. Stock incentive plans

         The Company has established stock incentive plans under which restricted stock awards and stock options to purchase common stock may be granted to executive officers, directors and key employees.

         All stock options granted in 2002, 2001 and 2000 under the 1998 Stock Incentive Plan, the 1995 Employee Stock Incentive Plan, the 1993 Employee Stock Incentive Plan and the 1995 Outside Directors Stock Option Plan, were non-qualified stock options issued at a price equal to the fair market value of the Company's common stock on the date of grant. Non-qualified options granted under these plans have expiration dates no later than 10 years following the date of grant.

         Under the plans, stock option grants are made to key management employees ranging from executive officers to store managers and assistant store managers, as well as other employees, as prescribed prior to June 3, 2002 by the Corporate Governance and Compensation Committee of the Company's Board of Directors and from such date by the Board's newly formed Compensation Committee, in each case upon final approval by the Board. The number of options granted and the vesting schedules of those options are directly linked to the employee's performance, Company performance or employee tenure depending on the employee's position within the Company.

         The plans also provide for annual stock option grants to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels and the fair market value of the stock on the grant date.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its plans. Under this intrinsic-value based method of accounting, compensation expense is generally not recognized for stock option grants in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.


                                                   13 Weeks           26 Weeks
(Amounts in thousands except                        Ended              Ended
 per share data)                                   August 2,          August 2,         Fiscal Year      Fiscal Year
                                                     2002               2002                2001             2000
----------------------------------------------------------------------------------------------------------------------
Net income - as reported                        $       42,362     $      88,290     $      207,513    $       70,642
Net income - pro forma                          $       38,257     $      79,224     $      196,052    $       50,805
----------------------------------------------------------------------------------------------------------------------
Earnings per share - as reported
      Basic                                     $         0.13     $        0.27     $         0.63     $        0.21
      Diluted                                   $         0.13     $        0.26     $         0.62     $        0.21
Earnings per share - pro forma
      Basic                                     $         0.11     $        0.24     $         0.59     $        0.15
      Diluted                                   $         0.11     $        0.24     $         0.59     $        0.15
----------------------------------------------------------------------------------------------------------------------

         Earnings per share have been adjusted to give retroactive effect to all common stock splits.

         The pro forma effects on net income for 2002, 2001 and 2000 are not necessarily representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The average per share fair value of options granted during 2002, 2001 and 2000 was $4.84, $6.77 and $10.76, respectively.

         The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                2002          2001           2000
------------------------------------------------------------------------------------
Expected dividend yield                          0.8%         0.8%            0.7%
Expected stock price volatility                 39.0%        35.3%           49.0%
Weighted average risk-free interest rate         4.1%         4.8%            6.2%
Expected life of options (years)                 3.6          6.0             6.8
------------------------------------------------------------------------------------

         The Black-Scholes option model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

6.          Related party transactions

         In July and August of 2002, Cal Turner, the Company's Chairman and Chief Executive Officer, made voluntary payments to the Company totaling approximately $6.8 million in cash. Of such amount, approximately $6.0 million represented the value on April 10, 2002 of stock Mr. Turner acquired on April 7, 1999 and April 20, 2000 upon the exercise of stock options (net of the strike price of such options), which stock Mr. Turner continues to own, and approximately $0.8 million represented the value of performance-based bonuses received by Mr. Turner in April 1999 and April 2000. Mr. Turner voluntarily paid such amounts to the Company because the options vested and the performance bonuses were paid based on performance measures that were attained under the Company's originally reported financial results for the period covered by the Company's restatement. Those measures would not have been attained under the subsequently restated results. The Company recorded the approximately $6.0 million receipt as a contribution of capital, which was recorded as an increase in additional paid in capital in the condensed consolidated balance sheet as of August 2, 2002. The Company will record the approximately $0.8 million receipt as a reduction of selling, general and administrative expenses during the third quarter of 2002.

7. Segment reporting

         The Company manages its business on the basis of one reportable segment. As of August 2, 2002 and August 3, 2001, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The following amounts are in thousands:

                                                  13 Weeks Ended
                                        ----------------------------------
                                        August 2, 2002      August 3, 2001
                                        --------------      --------------
Sales by category:
      Highly consumable ........         $  892,507         $  737,778
      Hardware and seasonal.....            226,328            185,082
      Basic clothing ...........            146,620            131,200
      Home products ............            188,272            171,194
                                         ----------         ----------
                                         $1,453,727         $1,225,254
                                         ==========         ==========

                                                  26 Weeks Ended
                                        ----------------------------------
                                        August 2, 2002      August 3, 2001
                                        --------------      --------------
Sales by category:
      Highly consumable.........        $ 1,743,744         $1,459,070
      Hardware and seasonal.....            431,091            353,885
      Basic clothing............            288,921            261,832
      Home products.............            379,383            352,971
                                        -----------         ----------
                                        $ 2,843,139         $2,427,758
                                        ===========         ==========

8. Guarantor subsidiaries

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


                                                                             August 2, 2002
                                               ----------------------------------------------------------------------------
                                                DOLLAR GENERAL      GUARANTOR                                  CONSOLIDATED
                                                 CORPORATION       SUBSIDIARIES         ELIMINATIONS               TOTAL
                                               ----------------   -------------        -------------           ------------
BALANCE SHEET DATA:
ASSETS
Current assets:
   Cash and cash equivalents                   $    (2,611)         $    42,128          $        --          $    39,517
   Merchandise inventories                              --            1,058,200                   --            1,058,200
   Deferred income taxes                             9,675               15,877                   --               25,552
   Income taxes receivable                          64,229               (8,656)                  --               55,573
   Other current assets                             16,139            1,155,134           (1,106,010)              65,263
                                               -----------          -----------          -----------          -----------
     Total current assets                           87,432            2,262,683           (1,106,010)           1,244,105
                                               -----------          -----------          -----------          -----------

Property and equipment, at cost                    163,857            1,383,489                   --            1,547,346
   Less accumulated depreciation
     and amortization                               58,977              489,096                   --              548,073
                                               -----------          -----------          -----------          -----------
   Net property and equipment                      104,880              894,393                   --              999,273
                                               -----------          -----------          -----------          -----------

Other assets                                     2,562,235                3,559           (2,543,943)              21,851
                                               -----------          -----------          -----------          -----------

Total assets                                   $ 2,754,547          $ 3,160,635          $(3,649,953)         $ 2,265,229
                                               ===========          ===========          ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations    $     8,116          $     7,016          $        --          $    15,132
   Accounts payable                              1,191,510              261,286           (1,106,010)             346,786
   Accrued expenses and other                       33,857              185,363                   --              219,220
                                               -----------          -----------          -----------          -----------
     Total current liabilities                   1,233,483              453,665           (1,106,010)             581,138
                                               -----------          -----------          -----------          -----------

Long-term obligations                              389,034              871,395             (753,722)             506,707
Deferred income taxes                                  676               45,354                   --               46,030

Shareholders' equity:
   Preferred stock                                      --                   --                   --                   --
   Common stock                                    166,670               23,853              (23,853)             166,670
   Additional paid-in capital                      312,589            1,247,279           (1,247,279)             312,589
   Retained earnings                               656,894              519,089             (519,089)             656,894
   Accumulated other comprehensive
     loss                                           (2,012)                  --                   --               (2,012)
                                               -----------          -----------          -----------          -----------
                                                 1,134,141            1,790,221           (1,790,221)           1,134,141
   Less other shareholders' equity                   2,787                   --                   --                2,787
                                               -----------          -----------          -----------          -----------
Total shareholders' equity                       1,131,354            1,790,221           (1,790,221)           1,131,354
                                               -----------          -----------          -----------          -----------

Total liabilities and shareholders' equity     $ 2,754,547          $ 3,160,635          $(3,649,953)         $ 2,265,229
                                               ===========          ===========          ===========          ===========


                                                                             February 1, 2002
                                               ----------------------------------------------------------------------------
                                                DOLLAR GENERAL      GUARANTOR                                  CONSOLIDATED
                                                 CORPORATION       SUBSIDIARIES         ELIMINATIONS               TOTAL
                                               ----------------   -------------        -------------           ------------

BALANCE SHEET DATA:
ASSETS
Current assets:
   Cash and cash equivalents                    $   217,539          $    43,986          $        --          $   261,525
   Merchandise inventories                               --            1,131,023                   --            1,131,023
   Deferred income taxes                             79,203               25,888                   --              105,091
   Income taxes receivable                            6,720                  100                   --                6,820
   Other current assets                               8,686              912,982             (870,080)              51,588
                                                -----------          -----------          -----------          -----------
     Total current assets                           312,148            2,113,979             (870,080)           1,556,047
                                                -----------          -----------          -----------          -----------

Property and equipment, at cost                     158,347            1,315,346                   --            1,473,693
   Less accumulated depreciation
     and amortization                                51,832              432,946                   --              484,778
                                                -----------          -----------          -----------          -----------
   Net property and equipment                       106,515              882,400                   --              988,915
                                                -----------          -----------          -----------          -----------

Other assets                                      2,079,572                2,022           (2,074,171)               7,423
                                                -----------          -----------          -----------          -----------

Total assets                                    $ 2,498,235          $ 2,998,401          $(2,944,251)         $ 2,552,385
                                                ===========          ===========          ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations     $    65,682          $   329,993          $        --          $   395,675
   Accounts payable                                 944,830              247,713             (870,080)             322,463
   Accrued expenses and other                        76,526              176,887                   --              253,413
   Litigation settlement payable                    162,000                   --                   --              162,000
                                                -----------          -----------          -----------          -----------
     Total current liabilities                    1,249,038              754,593             (870,080)           1,133,551
                                                -----------          -----------          -----------          -----------

Long-term obligations                               200,460              830,881             (691,871)             339,470
Deferred income taxes                                 7,019               30,627                   --               37,646

Shareholders' equity:
   Preferred stock                                       --                   --                   --                   --
   Common stock                                     166,359               23,853              (23,853)             166,359
   Additional paid-in capital                       301,848              929,680             (929,680)             301,848
   Retained earnings                                579,265              428,767             (428,767)             579,265
   Accumulated other comprehensive loss              (3,228)                  --                   --               (3,228)
                                                -----------          -----------          -----------          -----------
                                                  1,044,244            1,382,300           (1,382,300)           1,044,244
   Less other shareholders' equity                    2,526                   --                   --                2,526
                                                -----------          -----------          -----------          -----------
Total shareholders' equity                        1,041,718            1,382,300           (1,382,300)           1,041,718
                                                -----------          -----------          -----------          -----------
Total liabilities and shareholders' equity      $ 2,498,235          $ 2,998,401          $(2,944,251)         $ 2,552,385
                                                ===========          ===========          ===========          ===========


                                                                           Quarter Ended
                                               ----------------------------------------------------------------------------
                                                                           August 2, 2002
                                               ----------------------------------------------------------------------------
                                                DOLLAR GENERAL      GUARANTOR                                  CONSOLIDATED
                                                 CORPORATION       SUBSIDIARIES         ELIMINATIONS               TOTAL
                                               ----------------   -------------        -------------           ------------

STATEMENTS OF INCOME DATA:
Net sales                                      $ 15,399             $1,453,727          $(15,399)              $ 1,453,727
Cost of goods sold                                   --              1,066,300                --                 1,066,300
                                               --------             ----------          --------               -----------
Gross profit                                     15,399                387,427           (15,399)                  387,427
Selling, general and administrative
     expense                                     16,560                312,506           (15,399)                  313,667
Insurance proceeds                               (4,500)                    --                --                    (4,500)
                                               --------             ----------          --------               -----------
Operating profit                                  3,339                 74,921                --                    78,260
Interest expense                                  7,546                  3,791                --                    11,337
                                               --------             ----------          --------               -----------
Income before income taxes                       (4,207)                71,130                --                    66,923
Provision (benefit) for taxes on income          (1,637)                26,198                --                    24,561
Equity in subsidiaries' earnings, net            44,932                     --           (44,932)                       --
                                               --------             ----------          --------               -----------
Net income                                     $ 42,362             $   44,932          $(44,932)              $    42,362
                                               ========             ==========          ========               ===========



                                                                             Year to Date
                                               ----------------------------------------------------------------------------
                                                                            August 2, 2002
                                               ----------------------------------------------------------------------------
                                                DOLLAR GENERAL      GUARANTOR                                  CONSOLIDATED
                                                 CORPORATION       SUBSIDIARIES         ELIMINATIONS               TOTAL
                                               ----------------   -------------        -------------           ------------
STATEMENTS OF INCOME DATA:
Net sales                                      $ 61,851             $2,843,139            $(61,851)            $ 2,843,139
Cost of goods sold                                   --              2,075,420                  --               2,075,420
                                               --------             ----------            --------             -----------
Gross profit                                     61,851                767,719             (61,851)                767,719
Selling, general and administrative
     expense                                     58,121                614,701             (61,851)                610,971
Insurance proceeds                               (4,500)                    --                  --                  (4,500)
                                               --------             ----------            --------             -----------
Operating profit                                  8,230                153,018                  --                 161,248
Interest expense                                 11,550                 10,219                  --                  21,769
                                               --------             ----------            --------             -----------
Income before income taxes                       (3,320)               142,799                  --                 139,479
Provision (benefit) for taxes on income          (1,289)                52,478                  --                  51,189
Equity in subsidiaries' earnings, net            90,321                     --             (90,321)                     --
                                               --------             ----------            --------             -----------
Net income                                     $ 88,290             $   90,321            $(90,321)            $    88,290
                                               ========             ==========            ========             ===========


                                                                             Quarter Ended
                                               ----------------------------------------------------------------------------
                                                                             August 3, 2001
                                               ----------------------------------------------------------------------------
                                                DOLLAR GENERAL      GUARANTOR                                  CONSOLIDATED
                                                 CORPORATION       SUBSIDIARIES         ELIMINATIONS               TOTAL
                                               ----------------   -------------        -------------           ------------
STATEMENTS OF INCOME DATA:
Net sales                                      $ 41,844            $1,225,254           $(41,844)              $1,225,254
Cost of goods sold                                   --               893,971                 --                  893,971
                                               --------            ----------           --------               ----------
Gross profit                                     41,844               331,283            (41,844)                 331,283
Selling, general and administrative expense      38,396               279,517            (41,844)                 276,069
                                               --------            ----------           --------               ----------
Operating profit                                  3,448                51,766                 --                   55,214
Interest expense                                  5,297                 6,660                 --                   11,957
                                               --------            ----------           --------               ----------
Income before income taxes                       (1,849)               45,106                 --                   43,257
Provision (benefit) for taxes on income            (690)               16,847                 --                   16,157
Equity in subsidiaries' earnings, net            28,259                    --            (28,259)                      --
                                               --------            ----------           --------               ----------
Net income                                     $ 27,100            $   28,259           $(28,259)              $   27,100
                                               ========            ==========           ========               ==========


                                                                             Year to Date
                                               ----------------------------------------------------------------------------
                                                                            August 3, 2001
                                               ----------------------------------------------------------------------------
                                                DOLLAR GENERAL      GUARANTOR                                  CONSOLIDATED
                                                 CORPORATION       SUBSIDIARIES         ELIMINATIONS               TOTAL
                                               ----------------   -------------        -------------           ------------
STATEMENTS OF INCOME DATA:
Net sales                                      $ 77,687            $2,427,758           $(77,687)              $2,427,758
Cost of goods sold                                   --             1,775,050                 --                1,775,050
                                               --------            ----------           --------               ----------
Gross profit                                     77,687               652,708            (77,687)                 652,708
Selling, general and administrative expense      68,476               537,270            (77,687)                 528,059
                                               --------            ----------           --------               ----------
Operating profit                                  9,211               115,438                 --                  124,649
Interest expense                                  9,920                13,637                 --                   23,557
                                               --------            ----------           --------               ----------
Income before income taxes                         (709)              101,801                 --                  101,092
Provision (benefit) for taxes on income            (264)               38,023                 --                   37,759
Equity in subsidiaries' earnings, net            63,778                    --            (63,778)                      --
                                               --------            ----------           --------               ----------
Net income                                     $ 63,333            $   63,778           $(63,778)              $   63,333
                                               ========            ==========           ========               ==========

                                                                                          For the 26 weeks ended
                                                                 -------------------------------------------------------------------
                                                                                               August 2, 2002
                                                                 -------------------------------------------------------------------
                                                                  DOLLAR GENERAL      GUARANTOR                         CONSOLIDATED
                                                                   CORPORATION       SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                                 ----------------   -------------     -------------     ------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
    Net income                                                   $  88,290            $  90,321         $ (90,321)        $  88,290
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                  7,987               58,032                --            66,019
      Deferred income taxes                                         62,558               24,738                --            87,296
      Equity in subsidiaries' earnings, net                        (90,321)                  --            90,321                --
      Tax benefit from stock option exercises                        2,120                   --                --             2,120
      Litigation settlement                                       (162,000)                  --                --          (162,000)
      Change in operating assets and liabilities:
        Merchandise inventories                                         --               72,823                --            72,823
        Other current assets                                        (9,166)            (131,100)          126,591           (13,675)
        Accounts payable                                           276,945             (126,031)         (126,591)           24,323
        Accrued expenses and other                                 (19,822)               8,616                --           (11,206)
        Income taxes                                               (68,080)               8,616                --           (59,464)
        Other                                                      (10,802)              (3,112)               --           (13,914)
                                                                 ---------            ---------         ---------         ---------
            Net cash provided by operating activities               77,709                2,903                --            80,612
                                                                 ---------            ---------         ---------         ---------

Cash flows from investing activities:
    Purchase of property and equipment                              (6,390)             (64,055)               --           (70,445)
    Proceeds from sale of property and equipment                        41                   86                --               127
    Issuance of long-term notes receivable                         (61,851)                  --            61,851                --
    Contribution of capital                                       (317,602)                  --           317,602                --
                                                                 ---------            ---------         ---------         ---------
            Net cash used in investing activities                 (385,802)             (63,969)          379,453           (70,318)
                                                                 ---------            ---------         ---------         ---------
Cash flows from financing activities:
    Issuance of long-term obligations                              170,000               61,851           (61,851)          170,000
    Repayments of long-term obligations                            (69,316)            (320,245)               --          (389,561)
    Payments of cash dividends                                     (21,307)                  --                --           (21,307)
    Proceeds from exercise of stock options                          4,509                   --                --             4,509
    Other financing activities                                       4,057                   --                --             4,057
    Issuance of common stock, net                                       --              317,602          (317,602)               --
                                                                 ---------            ---------         ---------         ---------

      Net cash provided by (used in) financing activities           87,943               59,208          (379,453)         (232,302)
                                                                 ---------            ---------         ---------         ---------

Net decrease in cash and cash equivalents                         (220,150)              (1,858)               --          (222,008)
Cash and cash equivalents, beginning of period                     217,539               43,986                --           261,525
                                                                 ---------            ---------         ---------         ---------
Cash and cash equivalents, end of period                         $  (2,611)           $  42,128         $      --         $  39,517
                                                                 =========            =========         =========         =========

                                                                                          For the 26 weeks ended
                                                                 -------------------------------------------------------------------
                                                                                               August 3, 2001
                                                                 -------------------------------------------------------------------
                                                                  DOLLAR GENERAL      GUARANTOR                         CONSOLIDATED
                                                                   CORPORATION       SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                                 ----------------   -------------     -------------     ------------
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
    Net income                                                   $  63,333            $ 63,777           $(63,777)        $  63,333
    Adjustments to reconcile net income to net cash
     provided by / (used in) operating activities:
      Depreciation and amortization                                  7,040              53,940                 --            60,980
      Deferred income taxes                                           (473)             (6,662)                --            (7,135)
      Equity in subsidiaries' earnings, net                        (63,777)                 --             63,777                --
      Tax benefit from stock option exercises                        4,656                  --                 --             4,656
      Change in operating assets and liabilities:
         Merchandise inventories                                        --             (84,621)                --           (84,621)
         Other current assets                                       (6,777)             21,547            (12,501)            2,269
         Accounts payable                                           (3,073)            (11,906)            12,501            (2,478)
         Accrued expenses and other                                  7,598              (7,657)                --               (59)
         Income taxes                                                  467             (22,462)                --           (21,995)
         Other                                                       6,048             (11,179)                --            (5,131)
                                                                 ---------            --------           --------         ---------
            Net cash provided by (used in) operating
              activities                                            15,042              (5,223)                --             9,819
                                                                 ---------            --------           --------         ---------
Cash flows from investing activities:
    Purchase of property and equipment                              (9,893)            (64,049)                --           (73,942)
    Proceeds from sale of property and equipment                        15                 129                 --               144
    Issuance of long-term notes receivable                         (77,687)                 --             77,687                --
    Other                                                            2,049                  --             (2,049)               --
                                                                 ---------            --------           --------         ---------
            Net cash used in investing activities                  (85,516)            (63,920)            75,638           (73,798)
                                                                 ---------            --------           --------         ---------

Cash flows from financing activities:
    Issuance of long-term obligations                                   --              77,687            (77,687)               --
    Repayments of long-term obligations                               (616)             (5,407)                --            (6,023)
    Payments of cash dividends                                     (21,268)                 --                 --           (21,268)
    Proceeds from exercise of stock options                         10,623                  --                 --            10,623
    Other financing activities                                         (33)             (2,049)             2,049               (33)
                                                                 ---------            --------           --------         ---------
      Net cash provided by (used in) financing activities          (11,294)             70,231            (75,638)          (16,701)
                                                                 ---------            --------           --------         ---------

Net increase (decrease) in cash and cash equivalents               (81,768)              1,088                 --           (80,680)
Cash and cash equivalents, beginning of period                     120,643              41,667                 --           162,310
                                                                 ---------            --------           --------         ---------
Cash and cash equivalents, end of period                         $  38,875            $ 42,755           $     --         $  81,630
                                                                 =========            ========           ========         =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following text contains references to years 2002, 2001 and 2000, which represent fiscal years of the Dollar General Corporation (the "Company") ending or ended January 31, 2003, February 1, 2002 and February 2, 2001, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto as of August 2, 2002.

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

13 WEEKS ENDED AUGUST 2, 2002 AND AUGUST 3, 2001

         Net Sales. Net sales for the 13 weeks ended August 2, 2002 were $1.45 billion as compared against $1.23 billion during the 13 weeks ended August 3, 2001, an increase of 18.6%. The increase resulted primarily from 563 net new stores and a same store sales increase of 9.6%. Same store sales increases are calculated based on the comparable calendar weeks in the prior year, and include only those stores that were open both at the end of a fiscal period and the beginning of the preceding fiscal year. The Company attributes the increase in same store sales to a number of factors, including the introduction of new items in the highly consumable category, a strong presentation of seasonal merchandise, the addition of perishable products in approximately 600 stores, and improved ordering practices by the Company's stores. Net sales increases by category were as follows: highly consumable 21.0%, hardware and seasonal 22.3%; basic clothing 11.8%; and home products 10.0%.

         Gross Profit. Gross profit during the current year period was $387.4 million, or 26.7% of sales, versus $331.3 million, or 27.0% of sales during the comparable period in the prior year, an increase of 16.9%. The reduction in the gross margin rate as a percentage of sales was due to a number of factors, including but not limited to a reduction in the average mark-up on inventory purchases due to a decision by the Company to purchase fewer high margin but slower turning items and to reduce its inventory position in the basic clothing and home products categories, an increase in the shrink provision and the continued shift in the Company's sales to lower margin consumable basics items.

         Selling, General and Administrative Expenses ("SG&A"). SG&A expenses during the current year period were $313.7 million, or 21.6% of sales, versus $276.1 million or 22.5% of sales, during the comparable period in the prior year, an increase of 13.6%. Restatement-related expenses resulted in a net reduction to SG&A expenses of $0.7 million in the current year period. The Company adjusted its restatement-related professional fees accrual during the current period to reflect a lower than anticipated incurrence of legal fees during the current fiscal year. The Company incurred $8.7 million in restatement-related expenses during the comparable period in the prior year. Excluding restatement-related expenses, SG&A expenses would have been $314.4 million, or 21.6% of sales, in the current year period, versus $267.4 million, or 21.8% of sales in the prior year period, an increase of 17.6%.

         The increase in SG&A expenses is due principally to a 10.6% increase in store count as compared to the prior year, and to increases in store labor and workers compensation costs that were greater than standard inflationary increases. The increase in store labor costs reflects various actions taken to improve store conditions, including increasing labor hours and improving employee wages.

         Insurance Proceeds. The Company recorded $4.5 million in insurance proceeds during the current year period relating to the settlement of certain class action litigation. See Note 4 to the Company's condensed consolidated financial statements as of August 2, 2002.

         Interest Expense. Interest expense in the current year period was $11.3 million, or 0.8% of sales, as compared to $12.0 million, or 1.0% of sales, in the prior year period, a decrease of 5.2%. The Company recorded $0.4 million in net interest income in the current period related to various income tax issues, including but not limited to interest due from the federal government as a result of amended tax returns that the Company filed in conjunction with its restated results.

         Provision for Taxes on Income. The Company's effective tax rate was 36.7% in the current year period and 37.4% in the prior year period. The reduction in the effective tax rate in the current year is a result of certain tax planning strategies implemented in the fourth quarter of the prior year.

         Net Income. Net income during the current year period was $42.4 million, or 2.9% of sales, versus $27.1 million, or 2.2% of sales, during the comparable period in the prior year, an increase of 56.3%. Diluted earnings per share in the current year period were $0.13 versus $0.08 in the prior year. Excluding restatement-related expenses and the insurance proceeds noted above, current year diluted earnings per share were $0.12 versus $0.10 in the prior year.

26 WEEKS ENDED AUGUST 2, 2002 AND AUGUST 3, 2001

         Net Sales. Net sales for the 26 weeks ended August 2, 2002 were $2.84 billion as compared against $2.43 billion during the comparable period in the prior year, an increase of 17.1%. The increase resulted primarily from 563 net new stores and a same store sales increase of 8.1%. Same store sales increases are calculated based on the comparable calendar weeks in the prior year, and include only those stores that were open both at the end of a fiscal period and at the beginning of the preceding fiscal year. The Company attributes the increase in same store sales to a number of factors, including the introduction of new items in the highly consumable category, a strong presentation of seasonal merchandise, the addition of perishable products in approximately 600 stores, and improved ordering practices by the Company's stores. Net sales increases by category were as follows: highly consumable 19.5%, hardware and seasonal 21.8%, basic clothing 10.3%, and home products 7.5%.

         Gross Profit. Gross profit during the current year period was $767.7 million, or 27.0% of sales, versus $652.7 million, or 26.9% of sales, during the comparable period in the prior year, an increase of 17.6%. The modest increase in the gross margin rate as a percentage of sales was due principally to a 66 basis point reduction in distribution and transportation costs as a percentage of sales and a higher mark-up percentage on the Company's total inventory balance than that experienced during the comparable period in the prior year. The reduction in distribution and transportation costs as a percentage of net sales during the first twenty-six weeks is due to a relatively modest increase in these expenses during a period of increased sales. The higher mark-up percentage on the Company's inventories is primarily a result of a lower than normal mark-up on the Company's inventory balance in the first half of 2001 due to the ongoing impact of the markdown on certain excess inventories taken during the fourth quarter of 2000. Factors that negatively impacted the year-over-year comparison in the gross profit rate include a lower mark-up on inventory purchases and an increase in the inventory shrink provision. The lower mark-up on inventory purchases is due in part to a decision by the Company to purchase fewer high margin but slower turning items and to reduce its inventory position in the basic clothing and home products categories.

         Selling, General and Administrative Expenses. SG&A expenses during the current year period were $611.0 million, or 21.5% of sales, versus $528.1 million, or 21.8% of sales, during the comparable period in the prior year, an increase of 15.7%. The Company recorded $4.6 million in expenses, primarily professional fees, in the current year period related to the restatement of certain previously released financial data versus $9.0 million of such expenses in the prior year. Excluding restatement-related expenses, SG&A expenses would have been $606.3 million, or 21.3% of sales in the current year versus $519.0 million or 21.4% of sales in the prior year, an increase of 16.8%.

         The increase in SG&A expenses is primarily attributable to a 10.6% increase in store count as compared to the prior year, and to increases in store labor and workers compensation costs that were greater than standard inflationary increases. The increase in store labor costs reflects various actions taken to improve store conditions, including increasing labor hours and improving employee wages.

         Insurance Proceeds. The Company recorded $4.5 million in insurance proceeds during the current year period relating to the settlement of certain class action litigation. See Note 4 to the Company's condensed consolidated financial statements as of August 2, 2002.

         Interest Expense. Interest expense was $21.8 million, or 0.8% of sales, in the current year period as compared to $23.6 million, or 0.9% of sales, in the prior year period, a decrease of 7.6%. The decrease is primarily attributable to the general reduction in interest rates on variable rate obligations.

         Provision for Taxes on Income. The Company's effective tax rate was 36.7% in the current year period and 37.4% in the prior year period. The reduction in the effective tax rate in the current year is a result of certain tax planning strategies implemented in the fourth quarter of the prior year.

         Net Income. Net income during the current year period was $88.3 million, or 3.1% of sales, versus $63.3 million, or 2.6% of sales, during the comparable period in the prior year, an increase of 39.4%. Diluted earnings per share in the current year period were $0.26 versus $0.19 in the prior year. Excluding restatement-related expenses and the insurance proceeds noted above, current year diluted earnings per share were $0.26 versus $0.21 in the prior year.

Liquidity and Capital Resources

         Current Financial Condition / Recent Developments. At August 2, 2002, the Company's total debt (including the current portion of long-term obligations and short-term borrowings) was $521.8 million, and the Company had $39.5 million of cash and equivalents and $1.13 billion of shareholders' equity, compared to $735.1 million of total debt, $261.5 million of cash and equivalents and $1.04 billion of shareholders' equity at February 1, 2002.

         At May 3, 2002, the Company had $383 million outstanding under two synthetic lease facilities (the "Synthetic Lease Facilities"), one with $212 million in outstanding capital leases and the other with $171 million in outstanding capital leases. As of such date, the Company also had a $175 million revolving credit agreement (the "Old Credit Facility"), under which no amounts were outstanding. The Synthetic Lease Facilities were scheduled to mature and the Old Credit Facility was scheduled to expire in September 2002.

         On June 21, 2002, the Company closed on its previously announced $450 million revolving credit facility (the "New Credit Facilities"), pursuant to which SunTrust Bank is serving as Administrative Agent, Credit Suisse First Boston is the Syndication Agent and KeyBank N.A. and U.S. Bank N.A. are Co-Documentation Agents. The Company used the New Credit Facilities (i) to replace the Old Credit Facility (ii) to refinance the Synthetic Lease Facilities and (iii) for working capital and other general corporate purposes. The New Credit Facilities are split between a $300 million three-year revolving credit facility, and a $150 million 364-day revolving credit facility. The Company pays interest on funds borrowed under the New Credit Facilities at rates that are subject to change based upon the rating of the Company's senior debt by independent agencies. The Company has two interest rate options, base rate (which is usually equal to prime rate) and LIBOR. At the Company's current ratings, the facility fees are 37.5 basis points and 32.5 basis points on the two facilities, respectively. The all-in drawn margin under the LIBOR option is LIBOR plus 237.5 basis points on both facilities. The all-in drawn margin under the base rate option is the base rate plus 125 basis points and the base rate plus 120 basis points on the two facilities, respectively. The New Credit Facilities are secured by the same real estate assets that served as collateral for the Synthetic Lease Facilities: approximately 400 of the Company's retail stores, its headquarters and two of its distribution centers. As of August 2, 2002, the Company had $170 million outstanding under the New Credit Facilities, at a rate of 4.3%.

         The Company has $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. The holders of the notes may elect to have their notes repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest.

         The Company is currently in discussions with respect to the Company's leases of its distribution centers in Indianola, Mississippi and Fulton, Missouri, related to an alleged default arising under those leases from the restatement of certain of the Company's financial statements as further described in Part II, Item I of this Form 10-Q. The Company has reached agreement in principle to incorporate certain amendments in the debt instruments relating to such properties. The Company expects that this matter will be resolved without any material adverse effect to the Company.

         In July of 2002, the Company received from its insurers $4.5 million in proceeds in connection with the settlement of certain class action litigation brought against the Company as a result of the restatement of the Company's financial statements. The Company disbursed during the current year quarter approximately $161 million in settlement of these class action lawsuits. The Company funded this amount from existing cash balances. In addition, $31.5 million in director and officer insurance proceeds has been placed in escrow in connection with the settlement of shareholder derivative litigation brought against certain current and former directors and officers of the Company. The Company expects to receive approximately $25.2 million of this amount if the settlement becomes final, which amount has not been accrued in the Company's financial statements. For further information regarding this litigation, see
Note 4 to the Company's condensed consolidated financial statements as of August 2, 2002, and Part II, Item 1 of this report.

         The Company believes that its existing cash balances, cash flows from operations, the New Credit Facilities, remaining insurance proceeds expected in connection with the settlement of the derivative lawsuits filed against the Company as a result of the restatement of the Company's financial statements, and its ongoing access to the capital markets will provide sufficient financing to meet the Company's currently foreseeable liquidity and capital resource needs.

         Other than net reductions in borrowings outstanding under variable rate debt as discussed above, there have been no other significant changes in the fair value of the Company's outstanding debt.

         Cash flows provided by operating activities. Net cash provided by operating activities totaled $80.6 million during the first 26 weeks of 2002, as compared to a $9.8 million source of cash during the comparable period in the prior year. The primary source of cash in 2002 was the Company's net income plus depreciation and amortization expense, which together totaled $154.3 million. Another significant source of cash in the current year period was a decrease in inventories of $72.8 million. The Company has made improving its inventory productivity statistics a priority. Inventory turns have improved on a rolling 12-month basis from 3.2 times to 3.4 times as measured at August 3, 2001 and August 2, 2002, respectively, and same store inventories have been reduced by approximately 13% as compared to the comparable prior year period. The Company has also reduced its purchases of high margin but slower turning items in the basic clothing and home products categories. The Company paid approximately $162 million during the current year period in settlement of the shareholder class action lawsuits as described in Note 4 to the Company's condensed consolidated financial statements as of August 2, 2002.

         The primary source of net cash from operating activities during the prior year period was the Company's net income plus depreciation and amortization expense, which together totaled $124.3 million. The primary uses of cash in the prior year period were an increase in inventories of $84.6 million and a decrease in the income tax payable of $22.0 million.

         Cash flows used in investing activities. Net cash used in investing activities during the first 26 weeks of 2002 totaled $70.3 million, as compared to a $73.8 million use of cash during the comparable period in the prior year. The $70.3 million spent in the current year period consisted primarily of $21.4 million for new stores, $13.3 million for various store-related technology projects and $16.2 million for distribution and transportation projects. The $73.8 million spent in the prior year period consisted primarily of $26.6 million for new stores and relocations and $34.9 million for various store-related fixtures.

         Cash flows used in financing activities. Net cash used in financing activities during the first 26 weeks of 2002 was $232.3 million, which consisted principally of $21.3 million in dividends and $219.6 million of net debt repayments related primarily to the refinancing of the Company's Synthetic Lease Facilities. Net cash used in financing activities during the comparable period in the prior year was $16.7 million, which consisted principally of $21.3 million in dividends offset by $10.6 million in proceeds from stock options exercised.

         The following table, which excludes the effect of imputed interest, summarizes the Company's significant contractual obligations as of August 2, 2002, (in thousands):

                                                      Less than                                        Greater than
Contractual Obligations                Total           1 year          1-3 years        3-5 years         5 years
-----------------------                -----           ------          ---------        ---------         -------
Long-term obligations               $  370,000       $       --       $  170,000       $       --       $  200,000
Capital lease obligations               68,714           17,724           33,626           13,437            3,927
Financing obligations                  206,269            9,283           18,567           18,707          159,712
Operating leases                       734,150          174,822          256,081          121,635          181,612
                                    ----------       ----------       ----------       ----------       ----------
                                    $1,379,133       $  201,829       $  478,274       $  153,779       $  545,251
                                    ==========       ==========       ==========       ==========       ==========


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

Part II. - Other Information

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

         Following the April 30, 2001, announcement more than 20 purported class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting claims under the federal securities laws. These lawsuits were consolidated into a single action pending in the United States District Court for the Middle District of Tennessee. On July 17, 2001, the court entered an order appointing the Florida State Board of Administration and the Teachers' Retirement System of Louisiana as lead plaintiffs and the law firms of Entwistle & Cappucci LLP, Milberg Weiss Bershad Hynes & Lerach LLP and Grant & Eisenhofer, P.A. as co-lead counsel. On January 3, 2002, the lead plaintiffs filed an amended consolidated class action complaint. Among other things, plaintiffs alleged that the Company and certain of its current and former officers and directors made misrepresentations concerning the Company's financial results in the Company's filings with the Securities and Exchange Commission and in various press releases and other public statements. The plaintiffs sought damages with interest, costs and such other relief as the court deemed proper.

         On January 3, 2002, the Company reached a settlement agreement with the putative class action plaintiffs, pursuant to which the Company agreed to pay up to $162 million to such plaintiffs in settlement for their claims and to implement certain enhancements to its corporate governance and internal control procedures. Such agreement was subject to confirmatory discovery, to the final approval of the Company's Board of Directors, and to court approval.

         On April 1, 2002, following the completion of such confirmatory discovery, the Company and the putative class action plaintiffs amended their settlement agreement and the plaintiffs filed a second amended complaint, purporting to name as plaintiffs a class of persons who purchased or otherwise made an investment decision regarding the Company's securities and related derivative securities between March 5, 1997 and January 14, 2002. Pursuant to the amended settlement agreement, the Company agreed to pay $162 million to such plaintiffs in settlement for their claims and to implement certain enhancements to its corporate governance and internal control procedures. Such amended agreement was approved by the court on May 24, 2002.

         Pursuant to the terms of such agreement, the Company disbursed $1 million of such funds in April 2002 and the remaining amount of $161 million in June and July 2002. In addition, the Company received from its insurers $4.5 million in respect of such settlement in July 2002. The Company recognized an expense of $162 million in the fourth quarter of 2000 in respect of the class action settlement agreement, and income of $4.5 million in the second quarter of 2002 in respect of the receipt of such insurance proceeds.

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

         In addition, six purported shareholder derivative lawsuits have been filed in Tennessee State Court against certain current and former Company directors and officers and Deloitte & Touche LLP, the Company's former independent accountant. The Company is named as a nominal defendant in the actions, which seek restitution and/or compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such further relief as the court deems proper. By order entered October 31, 2001, the court appointed Michael Dixon, Jr., Carolinas Electrical Workers Retirement Fund and Thomas Dewey, plaintiffs in one of the six filed cases, as lead plaintiffs and the law firms of Branstetter, Kilgore, Stranch & Jennings and Stanley, Mandel & Iola as lead counsel. In the same order, the court stayed the remaining cases pending completion of the lead case. Among other things, the plaintiffs allege that certain current and former Company directors and officers breached their fiduciary duties to the Company and that Deloitte & Touche aided and abetted those breaches and was negligent in its service as the Company's independent accountant. During August and September 2001, the Company moved to dismiss all six cases for failure to make a pre-suit demand on the Board of Directors and, in the alternative, requested that the court stay the actions pending the completion of an investigation into the allegations in the complaints by the Shareholder Derivative Claim Review Committee of the Company's Board of Directors. The lead plaintiffs filed an opposition to this motion on October 2, 2001.

         Two purported shareholder derivative lawsuits also have been filed and consolidated in the United States District Court for the Middle District of Tennessee against certain current and former Company directors and officers alleging that they breached their fiduciary duties to the Company. The Company is named as a nominal defendant in these actions, which seek declaratory relief, compensatory and punitive damages, costs and such further relief as the court deems proper. By motion filed on September 28, 2001, the Company requested that the federal court abstain from exercising jurisdiction over the purported shareholder derivative actions in deference to the pending state court actions. By agreement of the parties and court order dated December 3, 2001, the case was stayed until June 3, 2002. Based on the settlement of the Tennessee state derivative actions described below and the dismissal of the appeal filed by Cornelius P. Warren, the lead plaintiff in the federal derivative case, the Company and the individual defendants moved to dismiss the federal derivative case on August 27, 2002. A status conference with respect to this case is currently scheduled for September 12, 2002.

         The Company and the individual defendants have reached a settlement agreement with the plaintiffs in the lead Tennessee state shareholder derivative action. The agreement includes a payment to the Company from a portion of the proceeds of the Company's director and officer liability insurance policies as well as certain corporate governance and internal control enhancements. The terms of such agreements require that all of the stayed cases, including the federal derivative cases described above, be dismissed with prejudice by the courts in which they are pending in order for the settlement to be effective. Following confirmatory discovery, the settlement agreement was preliminarily approved by the Tennessee State Court on April 19, 2002, and received final approval on June 4, 2002. On July 5, 2002, Cornelius P. Warren, the lead plaintiff in the federal derivative case, appealed the approval of the settlement in the state derivative cases to the Court of Appeals of Tennessee. Such appeal was dismissed by the Court of Appeals of Tennessee by Order dated July 22, 2002. Mr. Warren has not yet filed notice of his intention to appeal this dismissal; any such notice must be filed by no later than September 20, 2002.

         Pending the final resolution of the federal derivative case and any further appeal of the settlement that Mr. Warren may bring, $31.5 million of proceeds of the Company's director and officer insurance policies are being held in escrow. If the settlement becomes final, the Company expects that it will result in a net payment to the Company, after attorneys' fees payable to the plaintiffs' counsel, of approximately $25.2 million, which payment has not yet been accrued in the Company's financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Shareholders of the Company was held on June 3, 2002. Following is a brief description of the matters voted upon at the meeting and the tabulation of the voting therefor:

            Proposal 1 - Election of Directors.


                                                   Number of Votes
                           ---------------------------------------------------
Nominee                        For          Withheld          Broker Non-Votes
---------------------      -----------      ---------         ----------------
David L. Bere              287,111,919      3,983,453                0
Dennis C. Bottorff         288,241,119      2,854,253                0
Barbara L. Bowles          287,343,520      3,751,852                0
James L. Clayton           287,467,127      3,628,245                0
Reginald D. Dickson        287,509,379      3,585,993                0
E. Gordon Gee              287,688,758      3,406,614                0
John B. Holland            287,328,096      3,767,276                0
Barbara M. Knuckles        287,493,555      3,601,817                0
James D. Robbins           288,378,514      2,716,858                0
Cal Turner                 288,145,394      2,949,978                0
David M. Wilds             288,239,970      2,855,402                0
William S. Wire, II        288,203,819      2,891,553                0



         Proposal 2 - Ratification of the Appointment of Independent Public Accountants. A proposal to ratify the selection of Ernst & Young LLP as independent public accountants for the fiscal year ending January 31, 2003 was adopted, with 287,411,734 votes cast for, 2,550,728 votes cast against, 1,132,910 votes abstained and no broker non-votes.

Item 5. Other Information

Restatement-Related Events

         In July and August of 2002, Cal Turner, the Company's Chairman and Chief Executive Officer, made voluntary payments to the Company totaling approximately $6.8 million in cash. Of such amount, approximately $6.0 million represented the value on April 10, 2002 of stock Mr. Turner acquired on April 7, 1999 and April 20, 2000 upon the exercise of stock options (net of the strike price of such options), which stock Mr. Turner continues to own, and approximately $0.8 million represented the value of performance-based bonuses received by Mr. Turner in April 1999 and April 2000. Mr. Turner voluntarily paid such amounts to the Company because the options vested and the performance bonuses were paid based on performance measures that were attained under the Company's originally reported financial results for the period covered by the Company's restatement. Those measures would not have been attained under the subsequently restated results.

Other Issues

         Mr. David M. Wilds, a director of the Company since 1991, has served since August 1998 as one of two principal officers of The Family Office, LLC, a Tennessee limited liability company that manages certain assets owned by members of the family of Cal Turner, the Chairman and Chief Executive Officer of the Company. Mr. Wilds' position with The Family Office, LLC has been in addition to his primary employment as Chief Manager of Front Street LLC, general partner for 1st Avenue Partners, L.P. (from 1998 to present) and as President of Nelson Capital Partners III, L.P. (from 1995 to 1998). The managers of The Family Office, LLC consist of Mr. Turner and his three siblings. Prior to June 2002, Mr. Wilds was a member of the Corporate Governance and Compensation Committee of the board. Accordingly, the Company's proxy statement under the heading "Compensation Committee Interlocks and Insider Participation" should be considered supplemented to reflect Mr. Wilds' relationship, as a principal officer of The Family Office, LLC, to the managers of that entity who may be considered equivalent to its board of directors.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        The exhibits listed on the accompanying Exhibit Index are filed as a part of this report and such Exhibit Index is incorporated herein by reference.

(b)     Reports on Form 8-K.

        (1) A Current Report on Form 8-K, dated July 11, 2002, was filed with the SEC in connection with an announcement regarding June 2002 sales results and the July 2002 sales outlook.

        (2) A Current Report on Form 8-K, dated June 24, 2002, was filed with the SEC in connection with an announcement regarding completion of the financing of the Company's previously announced $450 million revolving credit facility.

        (3) A Current Report on Form 8-K, dated June 6, 2002, was filed with the SEC in connection with an announcement regarding May 2002 sales results and the June 2002 sales outlook.

        (4) A Current Report on Form 8-K, dated June 4, 2002, was filed with the SEC in connection with an announcement and conference call regarding the Company's financial results for the first quarter of the 2002 fiscal year.

        (5) A Current Report on Form 8-K, dated June 3, 2002, was filed with the SEC in connection with an announcement regarding the appointment of David L. Bere to the Company's Board of Directors.

        (6) A Current Report on Form 8-K, dated May 24, 2002, was filed with the SEC in connection with an announcement regarding the entry of a final judgment and order approving the settlement of the securities class action lawsuit pending against the Company.

        (7) A Current Report on Form 8-K, dated May 9, 2002, was filed with the SEC in connection with an announcement regarding April 2002 sales results and the May 2002 sales outlook.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DOLLAR GENERAL CORPORATION

                                   By:

                                   /s/ James J. Hagan
                                   --------------------------------
                                   James J. Hagan
                                   Executive Vice President and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)


August 28, 2002

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulation S-K


       Exhibit No.    Description of Exhibit
       -----------    ----------------------

         3(ii)        By-laws, as amended effective June 3, 2002

         10.1 3-Year Revolving Credit Agreement, dated as of June 21, 2002, by and among Dollar General Corporation, Suntrust Bank, Credit Suisse First Boston, KeyBank National Association, U.S. Bank National Association, and the lenders from time to time party thereto

         10.2 364-day Revolving Credit Agreement, dated as of June 21, 2002, by and among Dollar General Corporation, Suntrust Bank, Credit Suisse First Boston, KeyBank National Association, U.S. Bank National Association, and the lenders from time to time party thereto