Form 10-Q
period 2002-09-30
DOLLAR GENERAL CORP
filed 2002-11-27
CIK 29534

11/25/02 3:17 PM
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 1, 2002

                        Commission file number 001-11421



                           DOLLAR GENERAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Tennessee                                        61-0502302
----------------------------------------------       ----------------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification Number)
                 or organization)


                 100 Mission Ridge
          Goodlettsville, Tennessee 37072                             (615) 855-4000
--------------------------------------------------   ----------------------------------------------------
(Address of principal executive offices, zip code)   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

The number of shares of common stock outstanding as of November 15, 2002 was 333,298,015.

                                       Dollar General Corporation
                                                Form 10-Q
                                 For the Quarter Ended November 1, 2002
                                                  Index
                                                                                                         Page No.
                                                                                                         --------
Part I. - Financial Information...................... ......................................................1


Item 1.     Financial Statements............................................................................1


            Condensed Consolidated Balance Sheets as of November 1, 2002 and February 1, 2002...............1


            Condensed Consolidated Statements of Income for the 13 and 39 weeks ended November 1, 2002 and
            November 2, 2001................................................................................2


            Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 1, 2002 and
            November 2,2001.................................................................................4


            Notes to Condensed Consolidated Financial Statements............................................5


Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........20


Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................................29


Item 4.     Controls and Procedures........................................................................29

Part II.    - Other Information............................................................................29


Item 1.     Legal Proceedings..............................................................................29


Item 6.     Exhibits and Reports on Form 8-K...............................................................31


            Signatures.....................................................................................33


            Certifications.................................................................................34

                                        i

Part I. - Financial Information

Item 1. Financial Statements


                                 DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
                                    Condensed Consolidated Balance Sheets
                                              (In thousands)



                                                                               (Unaudited)
                                                                            November 1, 2002  February 1, 2002
                                                                            ----------------  ----------------
ASSETS
Current assets:
      Cash and cash equivalents .........................................     $    37,101      $   261,525
      Merchandise inventories ...........................................       1,249,120        1,131,023
      Deferred income taxes .............................................          43,095          105,091
      Other current assets ..............................................          61,077           58,408
                                                                              -----------      -----------
                  Total current assets ..................................       1,390,393        1,556,047
                                                                              -----------      -----------
      Property and equipment, at cost ...................................       1,581,427        1,473,693
      Less accumulated depreciation and amortization ....................         581,162          484,778
                                                                              -----------      -----------
                  Net property and equipment ............................       1,000,265          988,915
                                                                              -----------      -----------
      Other assets ......................................................          20,506            7,423
                                                                              -----------      -----------
                  Total assets ..........................................     $ 2,411,164      $ 2,552,385
                                                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term obligations ..........................     $    15,834      $   395,675
      Accounts payable ..................................................         410,426          322,463
      Accrued expenses and other ........................................         246,815          253,413
      Litigation settlement payable .....................................             200          162,000
                                                                              -----------      -----------
                  Total current liabilities .............................         673,275        1,133,551
                                                                              -----------      -----------

Long-term obligations ...................................................         502,498          339,470
Deferred income taxes ...................................................          45,040           37,646

Shareholders' equity:
      Preferred stock ...................................................            --               --
      Common stock ......................................................         166,691          166,359
      Additional paid-in capital ........................................         313,023          301,848
      Retained earnings .................................................         714,800          579,265
      Accumulated other comprehensive loss ..............................          (1,382)          (3,228)
                                                                              -----------      -----------
                                                                                1,193,132        1,044,244
      Less other shareholders' equity ...................................           2,781            2,526
                                                                              -----------      -----------
                  Total shareholders' equity ............................       1,190,351        1,041,718
                                                                              -----------      -----------
                  Total liabilities and shareholders' equity ............     $ 2,411,164      $ 2,552,385
                                                                              ===========      ===========

See notes to condensed consolidated financial statements


                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                                   13 Weeks Ended
                                                       ----------------------------------------------------------------------
                                                       November 1, 2002   % of Net Sales   November 2, 2001    % of Net Sales
                                                       ----------------   --------------   ----------------    --------------
Net sales .....................................         $ 1,497,702            100.0%        $1,309,125              100.0%
Cost of goods sold ............................           1,069,119             71.4            927,944               70.9
                                                        -----------         -----------      -----------          -----------
         Gross profit .........................             428,583             28.6            381,181               29.1

Selling, general and administrative expenses...             335,152             22.4            295,103               22.5
Litigation settlement and related proceeds  ...             (25,041)            (1.7)                --                 --
                                                        -----------         -----------      -----------          -----------
         Operating profit .....................             118,472              7.9             86,078                6.6

Interest expense, net .........................              11,537              0.8             11,480                0.9
                                                        -----------         -----------      -----------          -----------
         Income before income taxes ...........             106,935              7.1             74,598                5.7

Provision for taxes on income .................              38,365              2.6             27,861                2.1
                                                        -----------         -----------      -----------          -----------
         Net income ...........................         $    68,570              4.6%        $   46,737                3.6%
                                                        ===========         ===========      ===========          ===========

Earnings per share:
         Basic ................................         $      0.21                          $     0.14
                                                        ===========                          ===========

         Diluted ..............................         $      0.20                          $     0.14
                                                        ===========                          ===========

Weighted average shares:
         Basic ................................             333,227                             332,491
                                                        ===========                          ===========

         Diluted ..............................             334,970                             334,857
                                                        ===========                          ===========

Dividends per share ...........................         $      .032                          $     .032
                                                        ===========                          ===========

See notes to condensed consolidated financial statements.


                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
                 (Amounts in thousands except per share amounts)


                                                                                    39 Weeks Ended
                                                       ------------------------------------------------------------------------
                                                       November 1, 2002   % of Net Sales   November 2, 2001      % of Net Sales
                                                       ----------------   --------------   ----------------      --------------

Net sales .........................................     $ 4,340,841            100.0%       $ 3,736,883              100.0%
Cost of goods sold ................................       3,144,539             72.4          2,702,994               72.3
                                                        -----------         -----------      -----------          -----------
         Gross profit .............................       1,196,302             27.6          1,033,889               27.7



Selling, general and administrative expenses.......         946,123             21.8            823,162               22.0
Litigation settlement and related proceeds ........         (29,541)            (0.7)                --                 --
                                                        -----------         -----------      -----------          -----------

         Operating profit .........................         279,720              6.4            210,727                5.7

Interest expense, net .............................          33,306              0.8             35,037                1.0
                                                        -----------         -----------      -----------          -----------
         Income before income taxes ...............         246,414              5.7            175,690                4.7

Provision for taxes on income .....................          89,554              2.1             65,620                1.8
                                                        -----------         -----------      -----------          -----------
         Net income ...............................     $   156,860              3.6%       $   110,070                2.9%
                                                        ===========         ===========      ===========          ===========

Earnings per share:
         Basic ....................................     $      0.47                         $      0.33
                                                        ===========                         ===========

         Diluted ..................................     $      0.47                         $      0.33
                                                        ===========                         ===========

Weighted average shares:
         Basic ....................................         332,986                             332,136
                                                        ===========                         ===========

         Diluted ..................................         335,180                             335,148
                                                        ===========                         ===========

Dividends per share ...............................     $      .096                         $      .096
                                                        ===========                         ===========

See notes to condensed consolidated financial statements.


                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                               39 Weeks Ended
                                                                         ---------------------------
                                                                          November 1,    November 2,
                                                                             2002           2001
                                                                          ---------      ---------
Cash flows from operating activities:
      Net income                                                          $ 156,860      $ 110,070
      Adjustments to reconcile net income to net
           cash provided by operating activities:
                 Depreciation and amortization                              102,302         92,104
                 Deferred income taxes                                       68,424         (5,795)
                 Tax benefit from stock option exercises                      2,278          5,243
                 Litigation settlement                                     (161,800)            --
                 Change in operating assets and liabilities:
                     Merchandise inventories                               (118,097)      (236,980)
                     Other current assets                                    (2,774)        (3,732)
                     Accounts payable                                        87,963         84,581
                     Accrued expenses and other                               6,968         (1,195)
                     Other                                                  (14,124)        (2,549)
                                                                          ---------      ---------
                            Net cash provided by operating activities       128,000         41,747
                                                                          ---------      ---------
Cash flows from investing activities:
      Purchase of property and equipment                                   (104,727)      (100,184)
      Proceeds from sale of property and equipment                              379            230
                                                                          ---------      ---------
                            Net cash used in investing activities          (104,348)       (99,954)
                                                                          ---------      ---------

Cash flows from financing activities:
      Net borrowings under revolving credit facilities                      168,400             --
      Repayments of long-term obligations                                  (393,378)        (8,925)
      Payments of cash dividends                                            (31,972)       (31,910)
      Proceeds from exercise of stock options                                 4,844         11,557
      Other financing activities                                              4,030             (6)
                                                                          ---------      ---------
                             Net cash used in financing activities         (248,076)       (29,284)
                                                                          ---------      ---------

Net decrease in cash and cash equivalents                                  (224,424)       (87,491)
Cash and cash equivalents, beginning of period                              261,525        162,310
                                                                          ---------      ---------
Cash and cash equivalents, end of period                                  $  37,101      $  74,819
                                                                          =========      =========
Supplemental schedule of noncash investing and financing
  activities -
Purchase of property and equipment under capital lease obligations        $   8,134      $  17,393
                                                                          =========      =========

See notes to condensed consolidated financial statements.

                   DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of presentation and accounting policies

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company's Annual Report on Form 10-K for the year ended February 1, 2002 for additional information.

     The accompanying condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In management's opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week and 39-week periods ended November 1, 2002 and November 2, 2001 have been made.

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

     The Company completed the transitional goodwill impairment reviews required by SFAS No. 142 during the second quarter of 2002. In performing the impairment review, the Company reviewed the operating performance of its retail operations. This review did not indicate any impairment of goodwill, which equaled $2.3 million as of November 1, 2002. The adoption of SFAS No. 142 has not had a material impact on the Company's financial position or results of operations.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Company will adopt this statement on February 1, 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both SFAS Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Company will adopt the provisions of SFAS No. 145 on February 1, 2003 and believes the adoption of SFAS No. 145 will not have a material effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on its financial position or results of operations.

2. Comprehensive income


   Comprehensive income consists of the following (in thousands):


                                                              13 Weeks Ended
                                                   ----------------------------------------
                                                   November 1, 2002        November 2, 2001
                                                   ----------------        ----------------
Net income                                             $68,570                $46,737
Net change in derivative financial instruments             630                   (508)
                                                       -------                -------
                                                       $69,200                $46,229
                                                       =======                =======



                                                               39 Weeks Ended
                                                   -----------------------------------------
                                                   November 1, 2002        November 2, 2001
                                                   ----------------        ----------------
Net income                                            $156,860                 $110,070
Net change in derivative financial instruments           1,846                   (3,552)
                                                      --------                 --------
                                                      $158,706                 $106,518
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

     On June 21, 2002, the Company closed on its previously announced $450 million revolving credit facility (the "New Credit Facilities"), pursuant to which SunTrust Bank is serving as Administrative Agent, Credit Suisse First Boston is the Syndication Agent and KeyBank N.A. and U.S. Bank N.A. are Co-Documentation Agents. The Company used the New Credit Facilities (i) to replace the Old Credit Facility, (ii) to refinance the Synthetic Lease Facilities and (iii) for working capital and other general corporate purposes. The New Credit Facilities are split between a $300 million three-year revolving credit facility, and a $150 million 364-day revolving credit facility. The Company pays interest on funds borrowed under the New Credit Facilities at rates that are subject to change based upon the rating of the Company's senior debt by independent agencies. The Company has two interest rate options, base rate (which is usually equal to prime rate) and LIBOR. At the Company's current ratings, the facility fees are 37.5 basis points and 32.5 basis points on the two facilities, respectively. The all-in drawn margin under the LIBOR option is LIBOR plus 237.5 basis points on both facilities. The all-in drawn margin under the base rate option is the base rate plus 125 basis points and the base rate plus 120 basis points on the two facilities, respectively. The New Credit Facilities are collateralized by the same real estate assets that served as collateral for the Synthetic Lease Facilities: approximately 400 of the Company's retail stores, its headquarters and two of its distribution centers. As of November 1, 2002, the Company had $168.4 million outstanding under the New Credit Facilities, at a rate of 3.8%.

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

     The Securities and Exchange Commission is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001 announcement. The Company is cooperating with this investigation by providing documents and other information to the Securities and Exchange Commission. At this time, the Company is unable to predict the outcome of this investigation and the ultimate effects on the Company.

     As previously discussed in the Company's periodic reports filed with the Securities and Exchange Commission, six purported shareholder derivative lawsuits related to the restatement were filed in Tennessee State Court against certain current and former Company directors and officers and Deloitte & Touche LLP, the Company's former independent accountant. The Company was named as a nominal defendant in the actions, which sought restitution and/or compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such further relief as the court deemed proper. Among other things, the plaintiffs alleged that certain current and former Company directors and officers breached their fiduciary duties to the Company and that Deloitte & Touche aided and abetted those breaches and was negligent in its service as the Company's independent accountant.

     Two purported shareholder derivative lawsuits related to the restatement also were filed and consolidated in the United States District Court for the Middle District of Tennessee against certain current and former Company directors and officers alleging that they breached their fiduciary duties to the Company. The Company was named as a nominal defendant in these actions, which sought declaratory relief, compensatory and punitive damages, costs and such further relief as the court deemed proper.

     The Company and the individual defendants reached a settlement agreement with the plaintiffs in the lead Tennessee state shareholder derivative action. The agreement included a payment to the Company from a portion of the proceeds of the Company's director and officer liability insurance policies as well as certain corporate governance and internal control enhancements. The terms of such agreement required that all of the derivative cases, including the federal derivative cases described above, be dismissed with prejudice by the courts in which they were pending in order for the settlement to be effective. Following confirmatory discovery, the settlement agreement received final approval by the Tennessee State Court on June 4, 2002. On July 5, 2002, the lead plaintiff in the federal derivative case appealed the approval of the settlement in the state derivative cases to the Court of Appeals of Tennessee. The Court of Appeals of Tennessee by Order dated July 22, 2002 dismissed such appeal. The federal lead plaintiff's right to appeal this dismissal expired on September 20, 2002 and the federal derivative action was dismissed on September 3, 2002.

     The settlement of the shareholder derivative lawsuits resulted in a net payment to the Company, after attorneys' fees payable to the plaintiffs' counsel, of approximately $25.2 million in the third quarter of 2002, which payment is reflected in the Company's condensed consolidated financial statements.

     Also as previously discussed in the Company's periodic reports filed with the Securities and Exchange Commission, the Company has settled the consolidated restatement-related class action filed in the United States District Court for the Middle District of Tennessee on behalf of a class of persons who purchased or otherwise made an investment decision regarding the Company's securities and related derivative securities between March 5, 1997 and January 14, 2002. The $162 million settlement was approved by the court on May 24, 2002. The Company received from its insurers $4.5 million in respect of such settlement in July 2002. In connection with the settlement, plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the class settlement and may elect to pursue recovery against the Company individually. The Company has reached an agreement in principle to settle potential claims by one such plaintiff and has recognized an expense of $0.2 million in respect of such agreement. The Company anticipates finalizing this settlement agreement in the fourth quarter of 2002. There can be no assurance, however, that such agreement will be finalized during this time period or on these terms. No other litigation has yet been filed or threatened by parties who opted out of the class action settlement. The Company cannot predict whether any additional litigation will be filed or estimate the potential liabilities associated with such litigation, but it does not believe that the resolution of any such litigation will have a material effect on the Company's financial position.

     In July of 2002 the Company filed amended tax returns for 1998 and 1999. In October of 2002 the Company filed its tax returns for 2000 and 2001. In total, the Company requested approximately $28.2 million in refunds relating to these four years. In November of 2002 the Company received approximately $19.5 million of the anticipated refund. The Internal Revenue Service is currently conducting a normal examination of the income tax returns from 1998 and 1999. The results of the examination, and any other issues discussed with the IRS in the course of the examination, may result in additional tax liability to the Company.

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

     Under the plans, stock option grants have been made to key management employees ranging from executive officers to store managers and assistant store managers, as well as other employees, as prescribed prior to June 3, 2002 by the Corporate Governance and Compensation Committee of the Company's Board of Directors and from such date by the Board's newly formed Compensation Committee, in each case upon final approval by the Board. The number of options granted and the vesting schedules of those options are directly linked to the employee's performance, Company performance or employee tenure depending on the employee's position within the Company.

     The plans also provide for annual stock option grants to non-employee directors according to a non-discretionary formula. The number of shares granted is dependent upon current director compensation levels and the fair market value of the stock on the grant date.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its plans. Under this intrinsic-value based method of accounting, compensation expense is generally not recognized for stock option grants in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:


(Amounts in thousands except                                13 Weeks       39 Weeks
 per share data)                                              Ended         Ended
                                                            November 1,   November 1,     Fiscal Year    Fiscal Year
                                                               2002          2002            2001           2000
---------------------------------------------------------------------------------------------------------------------
Net income - as reported                               $      68,570     $   156,860     $   207,513     $   70,642
Net income - pro forma                                 $      64,676     $   143,900     $   196,052     $   50,805
-----------------------------------------------------     ----------     -----------     -----------     ----------
Earnings per share - as reported
         Basic                                         $        0.21     $      0.47     $      0.63     $     0.21
         Diluted                                       $        0.20     $      0.47     $      0.62     $     0.21
Earnings per share - pro forma
         Basic                                         $        0.19     $      0.43     $      0.59     $     0.15
         Diluted                                       $        0.19     $      0.43     $      0.59     $     0.15
-----------------------------------------------------  -------------     -----------     -----------     ----------

     Earnings per share have been adjusted to give retroactive effect to all common stock splits.

     The pro forma effects on net income for 2002, 2001 and 2000 are not necessarily representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The average per share fair value of options granted during 2002, 2001 and 2000 was $6.85, $6.77 and $10.76, respectively.

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                             2002          2001          2000
-------------------------------------------------------------------------------
Expected dividend yield                      0.8%          0.8%          0.7%
Expected stock price volatility             35.5%         35.3%         49.0%
Weighted average risk-free interest rate     5.3%          4.8%          6.2%
Expected life of options (years)             6.6           6.0           6.8
-------------------------------------------------------------------------------

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

6. Related party transactions

     In July and August of 2002, Cal Turner, the Company's Chairman and then Chief Executive Officer, made voluntary payments to the Company totaling approximately $6.8 million in cash. Of such amount, approximately $6.0 million represented the value on

April 10, 2002 of stock Mr. Turner acquired on April 7, 1999 and April 20, 2000 upon the exercise of stock options (net of the strike price of such options), which stock Mr. Turner continues to own, and approximately $0.8 million represented the value of performance-based bonuses received by Mr. Turner in April 1999 and April 2000. Mr. Turner voluntarily paid such amounts to the Company because the options vested and the performance bonuses were paid based on performance measures that were attained under the Company's originally reported financial results for the period covered by the Company's restatement. Those measures would not have been attained under the subsequently restated results. The Company recorded the approximately $6.0 million receipt as a contribution of capital, which was recorded as an increase in additional paid-in capital in the condensed consolidated balance sheet as of November 1, 2002. The Company recorded the approximately $0.8 million receipt as a reduction of selling, general and administrative expenses during the third quarter of 2002.

7. Segment reporting

     The Company manages its business on the basis of one reportable segment. As of November 1, 2002 and November 2, 2001, all of the Company's operations were located within the United States. The following data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The following amounts are in thousands:


                                                                        13 Weeks Ended
                                                      --------------------------------------------------
                                                      November 1, 2002                  November 2, 2001
                                                      ----------------                  ----------------
Sales by category:
        Highly consumable............................  $     959,873                    $    796,271
        Hardware and seasonal........................        196,213                         185,028
        Basic clothing...............................        154,366                         148,617
        Home products................................        187,250                         179,209
                                                       -------------                    ------------
                                                       $   1,497,702                    $  1,309,125
                                                       =============                    ============

                                                                        39 Weeks Ended
                                                      --------------------------------------------------
                                                      November 1, 2002                  November 2, 2001
                                                      ----------------                  ----------------
Sales by category:
        Highly consumable............................  $   2,703,617                    $  2,255,342
        Hardware and seasonal........................        627,303                         538,913
        Basic clothing...............................        443,287                         410,448
        Home products................................        566,634                         532,180
                                                       -------------                    ------------
                                                       $   4,340,841                    $  3,736,883
                                                       =============                    ============

8. Guarantor subsidiaries

     All of the Company's subsidiaries, except for its not-for-profit subsidiary whose assets and revenues are not material, (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under certain outstanding notes payable. Each of the Guarantors is a direct or indirect wholly-owned subsidiary of the Company. In order to participate as a subsidiary guarantor on certain of the Company's financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain stockholders' equity of at least $250 million.

     Condensed combined financial information for the Guarantors is set forth below. Dollar amounts are in thousands.


                                                                                         November 1, 2002
                                                            ------------------------------------------------------------------------
                                                               DOLLAR
BALANCE SHEET DATA:                                           GENERAL            GUARANTOR                              CONSOLIDATED
ASSETS                                                      CORPORATION         SUBSIDIARIES        ELIMINATIONS           TOTAL
                                                            -----------         ------------        ------------           -----
Current assets:
    Cash and cash equivalents                               $    (6,350)        $    43,451         $        --         $    37,101
    Merchandise inventories                                          --           1,249,120                  --           1,249,120
    Deferred income taxes                                         8,634              34,461                  --              43,095
    Other current assets                                         41,307           1,051,827          (1,032,057)             61,077
                                                            -----------         -----------         ------------        -----------
       Total current assets                                      43,591           2,378,859          (1,032,057)          1,390,393
                                                            -----------         -----------         ------------        -----------

Property and equipment, at cost                                 165,791           1,415,636                  --           1,581,427
    Less accumulated depreciation
       and amortization                                          62,030             519,132                  --             581,162
                                                            -----------         -----------         ------------        -----------
    Net property and equipment                                  103,761             896,504                  --           1,000,265
                                                            -----------         -----------         ------------        -----------
Other assets                                                  2,648,841              38,908          (2,667,243)             20,506
                                                            -----------         -----------         ------------        -----------
Total assets                                                $ 2,796,193         $ 3,314,271         $(3,699,300)        $ 2,411,164
                                                            ===========         ===========         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term obligations                $     8,079         $     7,755         $        --         $    15,834
    Accounts payable                                          1,140,695             301,788          (1,032,057)            410,426
    Accrued expenses and other                                   35,013             211,802                  --             246,815
    Litigation settlement payable                                   200                  --                  --                 200
                                                            -----------         -----------         ------------        -----------
       Total current liabilities                              1,183,987             521,345          (1,032,057)            673,275
                                                            -----------         -----------         ------------        -----------

Long-term obligations                                           420,204             905,617            (823,323)            502,498
Deferred income taxes                                             1,651              43,389                  --              45,040

Shareholders' equity:
    Preferred stock                                                  --                  --                  --                  --
    Common stock                                                166,691              23,853             (23,853)            166,691
    Additional paid-in capital                                  313,023           1,247,279          (1,247,279)            313,023
    Retained earnings                                           714,800             572,788            (572,788)            714,800
    Accumulated other comprehensive
       loss                                                      (1,382)                 --                  --              (1,382)
                                                            -----------         -----------         ------------        -----------
                                                              1,193,132           1,843,920          (1,843,920)          1,193,132
    Less other shareholders' equity                               2,781                  --                  --               2,781
                                                            -----------         -----------         ------------        -----------
Total shareholders' equity                                    1,190,351           1,843,920          (1,843,920)          1,190,351
                                                            -----------         -----------         ------------        -----------

Total liabilities and shareholders' equity                  $ 2,796,193         $ 3,314,271         $(3,699,300)        $ 2,411,164
                                                            ===========         ===========         ===========         ===========


                                                                                       February 1, 2002
                                                            ------------------------------------------------------------------------
                                                               DOLLAR
BALANCE SHEET DATA:                                           GENERAL            GUARANTOR                              CONSOLIDATED
ASSETS                                                      CORPORATION         SUBSIDIARIES        ELIMINATIONS           TOTAL
                                                            -----------         ------------        ------------           -----
Current assets:
    Cash and cash equivalents                               $   217,539         $    43,986         $        --         $   261,525
    Merchandise inventories                                          --           1,131,023                  --           1,131,023
    Deferred income taxes                                        79,203              25,888                  --             105,091
    Other current assets                                         15,406             913,082            (870,080)             58,408
                                                            -----------         -----------         -----------         -----------
       Total current assets                                     312,148           2,113,979            (870,080)          1,556,047
                                                            -----------         -----------         -----------         -----------

Property and equipment, at cost                                 158,347           1,315,346                  --           1,473,693
    Less accumulated depreciation
       and amortization                                          51,832             432,946                  --             484,778
                                                            -----------         -----------         -----------         -----------
    Net property and equipment                                  106,515             882,400                  --             988,915
                                                            -----------         -----------         -----------         -----------
Other assets                                                  2,079,572               2,022          (2,074,171)              7,423
                                                            -----------         -----------         ------------        -----------
Total assets                                                $ 2,498,235         $ 2,998,401         $(2,944,251)        $ 2,552,385
                                                            ===========         ===========         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term obligations                $    65,682         $   329,993         $        --         $   395,675
    Accounts payable                                            944,830             247,713            (870,080)            322,463
    Accrued expenses and other                                   76,526             176,887                  --             253,413
    Litigation settlement payable                               162,000                  --                  --             162,000
                                                            -----------         -----------         -----------         -----------
       Total current liabilities                              1,249,038             754,593            (870,080)          1,133,551
                                                            -----------         -----------         -----------         -----------

Long-term obligations                                           200,460             830,881            (691,871)            339,470
Deferred income taxes                                             7,019              30,627                  --              37,646

Shareholders' equity:
    Preferred stock                                                  --                  --                  --                  --
    Common stock                                                166,359              23,853             (23,853)            166,359
    Additional paid-in capital                                  301,848             929,680            (929,680)            301,848
    Retained earnings                                           579,265             428,767            (428,767)            579,265
    Accumulated other comprehensive loss                         (3,228)                 --                  --              (3,228)
                                                            -----------         -----------         -----------         -----------
                                                              1,044,244           1,382,300          (1,382,300)          1,044,244
    Less other shareholders' equity                               2,526                  --                  --               2,526
                                                            -----------         -----------         -----------         -----------
Total shareholders' equity                                    1,041,718           1,382,300          (1,382,300)          1,041,718
                                                            -----------         -----------         -----------         -----------
Total liabilities and shareholders' equity                  $ 2,498,235         $ 2,998,401         $(2,944,251)        $ 2,552,385
                                                            ===========         ===========         ===========         ===========

                                                                                           13 Weeks Ended
                                                            ------------------------------------------------------------------------
                                                                                           November 1, 2002
                                                            ------------------------------------------------------------------------
                                                               DOLLAR
                                                              GENERAL            GUARANTOR                             CONSOLIDATED
                                                            CORPORATION         SUBSIDIARIES        ELIMINATIONS          TOTAL
                                                            -----------         ------------        ------------          -----
STATEMENTS OF INCOME DATA:
Net sales                                                   $ 34,739            $1,497,702          $(34,739)          $ 1,497,702
Cost of goods sold                                                --             1,069,119                --             1,069,119
                                                            --------            ----------          --------           -----------
Gross profit                                                  34,739               428,583           (34,739)              428,583
Selling, general and administrative expenses                  26,863               343,028           (34,739)              335,152
Litigation settlement and related proceeds                   (25,041)                   --                --               (25,041)
                                                            --------            ----------          --------           -----------
Operating profit                                              32,917                85,555                --               118,472
Interest expense, net                                          8,389                 3,148                --                11,537
                                                            --------            ----------          --------           -----------
Income before income taxes                                    24,528                82,407                --               106,935
Provision for taxes on income                                  9,658                28,707                --                38,365
Equity in subsidiaries' earnings, net                         53,700                    --           (53,700)                   --
                                                            --------            ----------          --------           -----------
Net income                                                  $ 68,570            $   53,700          $(53,700)          $    68,570
                                                            ========            ==========          ========           ===========


                                                                                        13 Weeks Ended
                                                            ------------------------------------------------------------------------
                                                                                       November 2, 2001
                                                            ------------------------------------------------------------------------
                                                              DOLLAR
                                                              GENERAL            GUARANTOR                             CONSOLIDATED
                                                            CORPORATION         SUBSIDIARIES        ELIMINATIONS          TOTAL
                                                            -----------         ------------        ------------          -----
STATEMENTS OF INCOME DATA:
Net sales                                                   $42,113             $1,309,125         $(42,113)            $1,309,125
Cost of goods sold                                               --                927,944               --                927,944
                                                            -------             ----------         --------             ----------
Gross profit                                                 42,113                381,181          (42,113)               381,181
Selling, general and administrative expenses                 38,446                298,770          (42,113)               295,103
                                                            -------             ----------         --------             ----------
Operating profit                                              3,667                 82,411               --                 86,078
Interest expense, net                                         2,270                  9,210               --                 11,480
                                                            -------             ----------         --------             ----------
Income before income taxes                                    1,397                 73,201               --                 74,598
Provision for taxes on income                                   521                 27,340               --                 27,861
Equity in subsidiaries' earnings, net                        45,861                     --          (45,861)                    --
                                                            -------             ----------         --------             ----------
Net income                                                  $46,737             $   45,861         $(45,861)            $   46,737
                                                            =======             ==========         ========             ==========


                                                                                       39 Weeks Ended
                                                            ------------------------------------------------------------------------
                                                                                       November 1, 2002
                                                            ------------------------------------------------------------------------
                                                              DOLLAR
                                                              GENERAL            GUARANTOR                             CONSOLIDATED
                                                            CORPORATION         SUBSIDIARIES        ELIMINATIONS          TOTAL
                                                            -----------         ------------        ------------          -----
STATEMENTS OF INCOME DATA:
Net sales                                                   $  96,590           $4,340,841          $ (96,590)         $ 4,340,841
Cost of goods sold                                                 --            3,144,539                 --            3,144,539
                                                            ---------           ----------          ---------          -----------
Gross profit                                                   96,590            1,196,302            (96,590)           1,196,302
Selling, general and administrative expenses                   84,984              957,729            (96,590)             946,123
Litigation settlement and related proceeds                    (29,541)                  --                 --              (29,541)
                                                            ---------           ----------          ---------          -----------
Operating profit                                               41,147              238,573                 --              279,720
Interest expense, net                                          19,939               13,367                 --               33,306
                                                            ---------           ----------          ---------          -----------
Income before income taxes                                     21,208              225,206                 --              246,414
Provision for taxes on income                                   8,369               81,185                 --               89,554
Equity in subsidiaries' earnings, net                         144,021                   --           (144,021)                  --
                                                            ---------           ----------          ---------          -----------
Net income                                                  $ 156,860           $  144,021          $(144,021)         $   156,860
                                                            =========           ==========          =========          ===========


                                                                                       39 Weeks Ended
                                                            ------------------------------------------------------------------------
                                                                                       November 2, 2001
                                                            ------------------------------------------------------------------------
                                                              DOLLAR
                                                              GENERAL            GUARANTOR                             CONSOLIDATED
                                                            CORPORATION         SUBSIDIARIES        ELIMINATIONS          TOTAL
                                                            -----------         ------------        ------------          -----
STATEMENTS OF INCOME DATA:
Net sales                                                   $119,799            $3,736,883          $(119,799)         $3,736,883
Cost of goods sold                                                --             2,702,994                 --           2,702,994
                                                            ---------           ----------          ---------          -----------
Gross profit                                                 119,799             1,033,889           (119,799)          1,033,889

Selling, general and administrative expenses                 106,921               836,040           (119,799)            823,162
                                                            ---------           ----------          ---------          -----------
Operating profit                                              12,878               197,849                 --             210,727
Interest expense, net                                         12,192                22,845                 --              35,037
                                                            ---------           ----------          ---------          -----------
Income before income taxes                                       686               175,004                 --             175,690
Provision for taxes on income                                    257                65,363                 --              65,620
Equity in subsidiaries' earnings, net                        109,641                    --           (109,641)                 --
                                                            ---------           ----------          ---------          -----------
Net income                                                  $110,070            $  109,641          $(109,641)         $  110,070
                                                            =========           ==========          =========          ===========


                                                                                        39 weeks ended
                                                            ------------------------------------------------------------------------
                                                                                        November 1, 2002
                                                            ------------------------------------------------------------------------
                                                              DOLLAR
                                                              GENERAL            GUARANTOR                             CONSOLIDATED
                                                            CORPORATION         SUBSIDIARIES        ELIMINATIONS          TOTAL
                                                            -----------         ------------        ------------          -----
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
     Net income                                             $ 156,860           $ 144,021           $(144,021)          $ 156,860
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                         12,106              90,196                  --             102,302
         Deferred income taxes                                 64,235               4,189                  --              68,424
         Equity in subsidiaries' earnings, net               (144,021)                 --             144,021                  --
         Tax benefit from stock option exercises                2,278                  --                  --               2,278
         Litigation settlement                               (161,800)                 --                  --            (161,800)
         Change in operating assets and liabilities:
           Merchandise inventories                                 --            (118,097)                 --            (118,097)
           Other current assets                               (27,753)              7,452              17,527              (2,774)
           Accounts payable                                   260,992            (157,249)            (15,780)             87,963
           Accrued expenses and other                         (28,235)             35,203                  --               6,968
           Other                                               (8,826)             (3,551)             (1,747)            (14,124)
                                                            ---------           ---------           ---------           ---------
                 Net cash provided by operating
                   activities                                 125,836               2,164                  --             128,000
                                                            ---------           ---------           ---------           ---------
Cash flows from investing activities:
     Purchase of property and equipment                        (9,586)            (95,141)                 --            (104,727)
     Proceeds from sale of property and equipment                 169                 210                  --                 379
     Issuance of long-term notes receivable                   (96,590)                 --              96,590                  --
     Contribution of capital                                 (317,602)                 --             317,602                  --
                                                            ---------           ---------           ---------           ---------
                 Net cash used in investing activities       (423,609)            (94,931)            414,192            (104,348)
                                                            ---------           ---------           ---------           ---------

Cash flows from financing activities:
     Net borrowings under revolving credit facilities         168,400                  --                  --             168,400
     Issuance of long-term obligations                             --              96,590             (96,590)                 --
     Repayments of long-term obligations                      (71,418)           (321,960)                 --            (393,378)
     Payments of cash dividends                               (31,972)                 --                  --             (31,972)
     Proceeds from exercise of stock options                    4,844                  --                  --               4,844
     Other financing activities                                 4,030                  --                  --               4,030
     Issuance of common stock, net                                 --             317,602            (317,602)                 --
                                                            ---------           ---------           ---------           ---------
        Net cash provided by (used in) financing
                   activities                                  73,884              92,232            (414,192)           (248,076)
                                                            ---------           ---------           ---------           ---------

Net decrease in cash and cash equivalents                    (223,889)               (535)                 --            (224,424)
Cash and cash equivalents, beginning of period                217,539              43,986                  --             261,525
                                                            ---------           ---------           ---------           ---------
Cash and cash equivalents, end of period                    $  (6,350)          $  43,451           $      --           $  37,101
                                                            =========           =========           =========           =========


                                                                                         39 weeks ended
                                                            ------------------------------------------------------------------------
                                                                                        November 2, 2001
                                                            ------------------------------------------------------------------------
                                                              DOLLAR
                                                              GENERAL            GUARANTOR                             CONSOLIDATED
                                                            CORPORATION         SUBSIDIARIES        ELIMINATIONS          TOTAL
                                                            -----------         ------------        ------------          -----
STATEMENTS OF CASH FLOWS DATA:
Cash flows from operating activities:
     Net income                                             $ 110,070           $ 109,641           $(109,641)          $ 110,070
     Adjustments to reconcile net income to net cash
      provided by / (used in) operating
       activities:
         Depreciation and amortization                         10,984              81,120                  --              92,104
         Deferred income taxes                                   (171)             (5,624)                 --              (5,795)
         Equity in subsidiaries' earnings, net               (109,641)                 --             109,641                  --
         Tax benefit from stock option exercises                5,243                  --                  --               5,243
         Change in operating assets and liabilities:
             Merchandise inventories                               --            (236,980)                 --            (236,980)
             Other current assets                              (4,296)             35,204             (34,640)             (3,732)
             Accounts payable                                  29,400              20,541              34,640              84,581
             Accrued expenses and other                         3,984              (5,179)                 --              (1,195)
             Other                                              7,451             (10,000)                 --              (2,549)
                                                            ---------           ---------           ---------           ---------
                 Net cash provided by (used in) operating
                   activities                                  53,024             (11,277)                 --              41,747
                                                            ---------           ---------           ---------           ---------

Cash flows from investing activities:
     Purchase of property and equipment                       (14,772)            (85,412)                 --            (100,184)
     Proceeds from sale of property and equipment                  15                 215                  --                 230
     Issuance of long-term notes receivable                  (119,799)                 --             119,799                  --
     Other                                                      2,050                  --              (2,050)                 --
                                                            ---------           ---------           ---------           ---------
                 Net cash used in investing activities       (132,506)            (85,197)            117,749             (99,954)
                                                            ---------           ---------           ---------           ---------
Cash flows from financing activities:
     Issuance of long-term obligations                             --             119,799            (119,799)                 --
     Repayments of long-term obligations                         (798)             (8,127)                 --              (8,925)
     Payments of cash dividends                               (31,910)                 --                  --             (31,910)
     Proceeds from exercise of stock options                   11,557                  --                  --              11,557
     Other financing activities                                    (6)             (2,050)              2,050                  (6)
                                                            ---------           ---------           ---------           ---------
        Net cash provided by (used in) financing
                   activities                                 (21,157)            109,622            (117,749)            (29,284)
                                                            ---------           ---------           ---------           ---------

Net increase (decrease) in cash and cash equivalents         (100,639)             13,148                  --             (87,491)
Cash and cash equivalents, beginning of period                120,643              41,667                  --             162,310
                                                            ---------           ---------           ---------           ---------
Cash and cash equivalents, end of period                    $  20,004           $  54,815           $      --           $  74,819
                                                            =========           =========           =========           =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following text contains references to years 2002, 2001 and 2000, which represent fiscal years of Dollar General Corporation (the "Company") ending or ended, as applicable, January 31, 2003, February 1, 2002 and February 2, 2001, respectively. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto as of November 1, 2002.

Forward-Looking Statements

     Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations or statements of future economic performance. These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words "believe," "anticipate," "project," "plan," "expect," "estimate," "objective," "forecast," "goal," "intend," "will likely result," or "will continue" and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements. The factors that may result in actual results differing from such forward-looking information include, but are not limited to: the Company's ability to maintain adequate liquidity through its cash resources and credit facilities; the Company's ability to comply with the terms of the Company's credit facilities (or obtain waivers for non-compliance); transportation and distribution delays or interruptions, including, but not limited to, the impact of the recent management lockout of the West Coast dockworkers and any ongoing work slowdown on the economy and on the Company's ability to receive inventory; inventory risks due to shifts in market demand; changes in product mix; interruptions in suppliers' businesses; costs and potential problems and interruptions associated with implementation of new or upgraded systems and technology; fuel price and interest rate fluctuations; a deterioration in general economic conditions caused by acts of war or terrorism; temporary changes in demand due to weather patterns; delays associated with building, opening and operating new stores; the impact of the Securities and Exchange Commission inquiry related to the restatement of certain of the Company's financial statements further described in Part II, Item 1 of this Form 10-Q; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission and press releases, and other communications.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Except as may be required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its Forms 10-Q, 8-K and 10-K filed with the Securities and Exchange Commission.

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

13 WEEKS ENDED NOVEMBER 1, 2002 AND NOVEMBER 2, 2001

     Net Sales. Net sales for the 13 weeks ended November 1, 2002 were $1.50 billion as compared against $1.31 billion during the 13 weeks ended November 2, 2001, an increase of 14.4%. The increase resulted primarily from 591 net new stores and a same store sales increase of 5.2%. Same store sales increases are calculated based on the comparable calendar weeks in the prior year and include only those stores that were open both at the end of a fiscal period and the beginning of the preceding fiscal year. The same store sales increase can be attributed to the strength of the Company's highly consumable category. During the current fiscal year the Company has added approximately 425 new items in the highly consumable category. As a group, these items have been successful and have contributed heavily to the overall same store sales increase. Additionally, the highly consumable category has benefited from the testing of a limited number of perishable products in some of the Company's stores, (approximately 1,300 at November 1, 2002). Net sales increases by category were as follows: highly consumable 20.5%, hardware and seasonal 6.0%; basic clothing 3.9%; and home products 4.5%.

     Gross Profit. Gross profit during the current year period was $428.6 million, or 28.6% of sales, versus $381.2 million, or 29.1% of sales, during the comparable period in the prior year, an increase of 12.4%. The reduction in the gross margin rate as a percentage of sales was due primarily to a higher shrink provision and, to a lesser extent, a lower average mark-up on inventory purchases in the current year period. The lower average mark-up on inventory purchases was due to lower than planned receipts of high mark-up seasonal items during the current year quarter and to a high volume of purchases in the lower mark-up highly consumable category. The Company attributes some of the shortfall in seasonal receipts to the effects of the widely-publicized management lockout of the West Coast dockworkers. The Company expects to recoup some of the shortfall of the third quarter seasonal receipts during the fourth quarter. The late arrival of the seasonal product may have had a nominal impact on the sale of seasonal items in the current year period but is not expected to have a material effect on the Company's ongoing sales performance. During the current year period, in conjunction with the completion of chain-wide SKU level physical inventory counts, the Company evaluated the adequacy of the remaining balance of the markdown recorded in the fourth quarter of 2000 to assist with the disposition of certain excess inventory. Based on this evaluation, the Company recorded an additional markdown in the current year period to assist with the disposition of the remaining excess inventory which had the impact of reducing inventory at cost and increasing cost of goods sold by approximately $2.2 million.

     Selling, General and Administrative Expenses ("SG&A"). SG&A expenses during the current year period were $335.2 million, or 22.4% of sales, versus $295.1 million, or 22.5% of sales, during the comparable period in the prior year, an increase of 13.6%. The Company recorded a net $0.8 million of restatement-related SG&A expenses in the current year period as compared to $9.3 million in restatement-related SG&A expenses during the comparable period in the prior year. Excluding restatement-related expenses, SG&A expenses would have been $334.4 million, or 22.3% of sales, in the current year period, versus $285.8 million, or 21.8% of sales, in the prior year period, an increase of 17.0%.

     The increase in SG&A expenses, excluding restatement-related expenses, as a percentage of sales in the current year period is due primarily to percentage increases in store labor, workers' compensation, and health care costs that were in excess of the percentage increase in sales. The increase in store labor costs reflects various actions taken to improve store conditions, including increasing labor hours and improving employee wages.

     Litigation Settlement and Related Proceeds. The Company recorded $25.0 million in net restatement litigation proceeds during the current year period which amount included $25.2 million in insurance proceeds associated with the restatement-related shareholder derivative litigation offset by a $0.2 million expected settlement of a shareholder class action opt-out claim also related to the Company's restatement. See Note 4 to the Company's condensed consolidated financial statements as of November 1, 2002.

     Interest Expense, Net. Interest expense in the current year period was $11.5 million, or 0.8% of sales, as compared to $11.5 million, or 0.9% of sales, in the prior year period.

     Provision for Taxes on Income. The Company's effective tax rate was 35.9% in the current year period and 37.3% in the prior year period. The reduction in the effective tax rate in the current year period is partially a result of certain tax planning strategies implemented in the fourth quarter of the prior year which reduced the Company's annualized effective tax rate to 36.7%. The Company's effective tax rate was further reduced in the current quarter by favorable adjustments to prior estimates determined after the recent filing of the Company's amended tax returns for 1998 and 1999 as well as the original returns for the 2000 and 2001 years.

     Net Income. Net income during the current year period was $68.6 million, or 4.6% of sales, versus $46.7 million, or 3.6% of sales, during the comparable period in the prior year, an increase of 46.7%. Diluted earnings per share in the current year period were $0.20 versus $0.14 in the prior year period. Excluding restatement-related expenses and the litigation settlement and related proceeds noted above, diluted earnings per share in the current year period were $0.16 versus $0.16 in the prior year period.

 39 WEEKS ENDED NOVEMBER 1, 2002 AND NOVEMBER 2, 2001

     Net Sales. Net sales for the 39 weeks ended November 1, 2002 were $4.34 billion as compared against $3.74 billion during the comparable period in the prior year, an increase of 16.2%. The increase resulted primarily from 591 net new stores and a same store sales increase of 7.2%. Same store sales increases are calculated based on the comparable calendar weeks in the prior year, and include only those stores that were open both at the end of a fiscal period and at the beginning of the preceding fiscal year. The Company attributes the increase in same store sales to a number of factors, including the introduction of new items in the highly consumable category, a stronger presentation of seasonal merchandise during the first 26 weeks of this year as compared to the same period in the prior year, the addition of perishable products in some of the Company's stores (approximately 1,300 as of November 1,2002), and improved ordering practices by the Company's stores. Net sales increases by category were as follows: highly consumable 19.9%, hardware and seasonal 16.4%, basic clothing 8.0%, and home products 6.5%.

     Gross Profit. Gross profit during the current year period was $1.20 billion, or 27.6% of sales, versus $1.03 billion, or 27.7% of sales, during the comparable period in the prior year, an increase of 15.7%. The modest decrease in the gross margin rate as a percentage of sales as compared against the prior year period was due principally to a higher shrink provision and, to a lesser extent, a lower purchase mark-up in the current year period. The Company's inventory shrinkage provision calculated at the retail value of the inventory, as a percentage of sales, was 3.57% as compared to 2.94% in the comparable prior year period. The Company is taking numerous actions to improve its shrinkage results, including, but not limited to, establishing an asset protection department focused on shrink reduction, structuring the store bonus program to include shrinkage results as a significant component, installing surveillance cameras in high risk stores and analyzing inventory levels to identify shrink problems at an early stage. The Company cannot make assurances that these efforts will be successful in reducing shrink. Accordingly, it is possible that shrinkage results may continue to negatively impact the Company's gross profit results. The lower purchase mark-up on inventory purchases is due in part to a decision by the Company to purchase fewer high margin but slower turning items and to reduce its inventory position in the basic clothing and home products categories. The negative factors impacting the gross margin rate were partially offset by a reduction in distribution and transportation costs as a percentage of sales.

     Selling, General and Administrative Expenses. SG&A expenses during the current year period were $946.1 million, or 21.8% of sales, versus $823.2 million, or 22.0% of sales, during the comparable period in the prior year, an increase of 14.9%. The Company recorded a net $5.4 million in SG&A expenses, primarily professional fees, in the current year period related to the restatement of certain previously released financial data versus $18.3 million of such expenses in the prior year period. Excluding restatement-related expenses, SG&A expenses would have been $940.7 million, or 21.7% of sales, in the current year period versus $804.9 million, or 21.5% of sales, in the prior year period, an increase of 16.9%.

     The increase in SG&A expenses, excluding restatement-related expenses, as a percentage of sales in the current year period is due primarily to percentage increases in store labor and workers' compensation costs that were in excess of the percentage increase in sales. The increase in store labor costs reflects various actions taken to improve store conditions, including increasing labor hours and improving employee wages.

     Litigation Settlement and Related Proceeds. The Company recorded $29.5 million in net restatement litigation proceeds during the current year period, which amount included $29.7 million in insurance proceeds associated with the settlement of the restatement-related class action and shareholder derivative litigation offset by a $0.2 million expected settlement of a shareholder class action opt-out claim related to the Company's restatement. See Note 4 to the Company's condensed consolidated financial statements as of November 1, 2002.

     Interest Expense, Net. Interest expense was $33.3 million, or 0.8% of sales, in the current year period as compared to $35.0 million, or 1.0% of sales, in the prior year period, a decrease of 4.9%. The decrease is primarily attributable to the general reduction in interest rates on variable rate obligations and to lower average outstanding borrowings in the current year period.

     Provision for Taxes on Income. The Company's effective tax rate was 36.3% in the current year period and 37.3% in the prior year period. The reduction in the effective tax rate in the current year period is partially a result of certain tax planning strategies implemented in the fourth quarter of the prior year which reduced the Company's annualized effective tax rate to 36.7%. The Company's effective tax rate was further reduced in the current year period by favorable adjustments to prior estimates determined after the recent filing of the Company's amended tax returns for 1998 and 1999 as well as the original returns for the 2000 and 2001 years.

     Net Income. Net income during the current year period was $156.9 million, or 3.6% of sales, versus $110.1 million, or 2.9% of sales, during the comparable period in the prior year, an increase of 42.5%. Diluted earnings per share in the current year period were $0.47 versus $0.33 in the prior year period. Excluding restatement-related expenses and the litigation settlement and related proceeds noted above, diluted earnings per share in the current year period were $0.42 versus $0.36 in the prior year period.

Liquidity and Capital Resources

     Current Financial Condition / Recent Developments. At November 1, 2002, the Company's total debt (including the current portion of long-term obligations and short-term borrowings) was $518.3 million, and the Company had $37.1 million of cash and cash equivalents and $1.19 billion of shareholders' equity, compared to $735.1 million of total debt, $261.5 million of cash and cash equivalents and $1.04 billion of shareholders' equity at February 1, 2002.

     The Company has a $450 million revolving credit facility consisting of a $300 million three-year revolving credit facility and a $150 million 364-day revolving credit facility (the "New Credit Facilities"). The Company pays interest on funds borrowed under the New Credit Facilities at rates that are subject to change based upon the rating of the Company's senior debt by independent agencies. The Company has two interest rate options, base rate (which is usually equal to prime rate) and LIBOR. At the Company's current ratings, the facility fees are 37.5 basis points and 32.5 basis points on the two facilities, respectively. The all-in drawn margin under the LIBOR option is LIBOR plus 237.5 basis points on both facilities. The all-in drawn margin under the base rate option is the base rate plus 125 basis points and the base rate plus 120 basis points on the two facilities, respectively. The New Credit Facilities are secured by approximately 400 of the Company's retail stores, its headquarters and two of its distribution centers. As of November 1, 2002, the Company had $168.4 million outstanding under the New Credit Facilities, at a rate of 3.8%. See Note 3 to the Company's condensed consolidated financial statements as of November 1, 2002 for further discussion of the New Credit Facilities and the facilities replaced thereby.

     The Company has $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. The holders of the notes may elect to have their notes repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest. The Company may seek, from time to time, to retire its outstanding notes through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

     The Company has been in discussions with respect to the Company's leases of its distribution centers in Indianola, Mississippi and Fulton, Missouri, related to an alleged default arising under those leases from the restatement of certain of the Company's financial statements as further described in Part II, Item I of this Form 10-Q. The Company has reached agreement with all relevant parties to effect a waiver of such alleged default and incorporate certain amendments in the lease documents relating to such properties, and such waiver and amendment has become effective.


     In 2002, the Company disbursed $162 million in settlement of the restatement-related class action litigation. The $162 million was accrued as an expense in the Company's 2000 financial statements. In July of 2002, the Company received from its insurers $4.5 million pursuant to the settlement of the restatement-related class action lawsuits. In August of 2002, the Company received $25.2 million in insurance settlement proceeds pursuant to the settlement of the restatement-related shareholder derivative litigation. The Company recognized income of $4.5 million in the second quarter of 2002 and $25.2 million in the third quarter of 2002 to reflect the receipt of these proceeds. See Note 4 to the Company's condensed consolidated financial statements as of November 1, 2002.

     The Company believes that its existing cash balances, cash flows from operations, the New Credit Facilities and its ongoing access to the capital markets will provide sufficient financing to meet the Company's currently foreseeable liquidity and capital resource needs.

     In July of 2002 the Company filed amended tax returns for 1998 and 1999. In October of 2002 the Company filed its tax returns for 2000 and 2001. In total, the Company requested approximately $28.2 million in refunds relating to these four years. In November of 2002 the Company received approximately $19.5 million of the anticipated refund. The Internal Revenue Service is currently conducting a normal examination of the income tax returns from 1998 and 1999. The results of the examination, and any other issues discussed with the IRS in the course of the examination, may result in additional tax liability to the Company.

     Other than net reductions in borrowings outstanding under variable rate debt as discussed above, there have been no significant changes in the fair value of the Company's outstanding debt.

     The Company plans to open approximately 650 stores during the fiscal year ending January 30, 2004. The Company anticipates funding the costs associated with such openings by cash flow from operations and/or by existing credit facilities.

     Cash flows provided by operating activities. Net cash provided by operating activities totaled $128.0 million during the first 39 weeks of 2002, as compared to a $41.7 million source of cash during the comparable period in the prior year. The primary source of cash in 2002 was the Company's net income plus depreciation and amortization expense, which together totaled $259.2 million. Other sources of cash in the current year period include an increase in accounts payable of $88.0 million and a decrease in the net deferred tax asset of $68.4 million. The increase in accounts payable is a result of the seasonal increase in inventory levels in anticipation of the holiday selling season. The decrease in the net deferred tax asset primarily reflects the tax benefit that the Company will receive in its 2002 income tax return with respect to the $162.0 million payment in settlement of the restatement-related class action litigation, described in
Note 4 of the Company's condensed consolidated financial statements as of November 1, 2002. Though the Company accrued this litigation settlement expense in its fiscal year 2000 financial statements, for income tax reporting purposes a deduction could not be taken until the funds were actually disbursed in 2002. A significant use of cash in the current year period was a $118.1 million increase in inventory levels. The Company has made improving its inventory productivity statistics a priority. Inventory turns have improved on a rolling 12-month basis from 3.1 times to 3.4 times as measured at November 2, 2001 and November 1, 2002, respectively, and same store inventories have been reduced by approximately 16% as compared to the comparable prior year period. The Company has also reduced its purchases of high margin but slower turning items in the basic clothing and home products categories. Another significant use of cash in the current year period was the $162.0 million shareholder class action litigation settlement payment described above.

     The primary source of net cash from operating activities during the prior year period was the Company's net income plus depreciation and amortization expense, which together totaled $202.2 million. The primary uses of cash in the prior year period were an increase in inventories of $237.0 million primarily reflecting the net addition of 485 stores and an increase in seasonal merchandise. The increase in inventory was partially financed by an $84.6 million increase in accounts payable.

     Cash flows used in investing activities. Net cash used in investing activities during the first 39 weeks of 2002 totaled $104.3 million, as compared to a $100.0 million use of cash during the comparable period in the prior year. The $104.3 million spent in the current year period consisted primarily of $39.1 million for new stores and relocations, $15.5 million for various store-related technology projects and $21.2 million for distribution and transportation projects. The $100.0 million spent in the prior year period consisted primarily of $39.6 million for new stores and relocations, $42.8 million for various store-related fixtures and $11.4 million for various systems related projects.

     Cash flows used in financing activities. Net cash used in financing activities during the first 39 weeks of 2002 was $248.1 million, which consisted principally of $32.0 million in dividends and $225.0 million of net debt repayments related primarily to the refinancing of certain synthetic lease facilities. Net cash used in financing activities during the comparable period in the prior year was $29.3 million, which consisted principally of $31.9 million in dividends and $8.9 million of net debt repayments offset by $11.6 million in proceeds from stock options exercised.

Critical Accounting Policy

     As discussed in the Company's fiscal 2001 Annual Report on Form 10-K, inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out ("LIFO") method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.

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

     As previously disclosed, the Company has been collecting SKU level inventory information at each of its stores during 2002 in an effort to establish an item-based perpetual inventory system. In conjunction with this undertaking, in an effort to improve inventory valuation and cost of goods sold estimates, the Company will be expanding the number of departments it utilizes for its gross margin calculations and refining estimates of its retail ownership mix. These changes, when adopted, may result in an inventory adjustment and may also impact the RIM calculation results in fiscal 2003 and in subsequent years. The Company currently cannot estimate the impact of such changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have no material changes to the disclosures relating to this item that are set forth in our report on Form 10-K for the fiscal year ended February 1, 2002.

Item 4. Controls and Procedures

     As of a date within 90 days prior to the filing of this quarterly report on Form 10-Q, the Company, under the supervision and with the participation of the Company's management, including the Acting Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Company's management, including the Acting Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c). There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

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

     The Securities and Exchange Commission is conducting an investigation into the circumstances that gave rise to the Company's April 30, 2001 announcement. The Company is cooperating with this investigation by providing documents and other information to the Securities and Exchange Commission. At this time, the Company is unable to predict the outcome of this investigation and the ultimate effects on the Company.

     As previously discussed in the Company's periodic reports filed with the Securities and Exchange Commission, six purported shareholder derivative lawsuits related to the restatement were filed in Tennessee State Court against certain current and former Company directors and officers and Deloitte & Touche LLP, the Company's former independent accountant. The Company was named as a nominal defendant in the actions, which sought restitution and/or compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such further relief as the court deemed proper. By order entered October 31, 2001, the court appointed Michael Dixon, Jr., Carolinas Electrical Workers Retirement Fund and Thomas Dewey, plaintiffs in one of the six filed cases, as lead plaintiffs. Among other things, the plaintiffs alleged that certain current and former Company directors and officers breached their fiduciary duties to the Company and that Deloitte & Touche aided and abetted those breaches and was negligent in its service as the Company's independent accountant.

     Two purported shareholder derivative lawsuits related to the restatement also were filed and consolidated in the United States District Court for the Middle District of Tennessee against certain current and former Company directors and officers alleging that they breached their fiduciary duties to the Company. The Company was named as a nominal defendant in these actions, which sought declaratory relief, compensatory and punitive damages, costs and such further relief as the court deemed proper.

     The Company and the individual defendants reached a settlement agreement with the plaintiffs in the lead Tennessee state shareholder derivative action. The agreement included a payment to the Company from a portion of the proceeds of the Company's director and officer liability insurance policies as well as certain corporate governance and internal control enhancements. The terms of such agreement required that all of the derivative cases, including the federal derivative cases described above, be dismissed with prejudice by the courts in which they were pending in order for the settlement to be effective. Following confirmatory discovery, the settlement agreement received final approval by the Tennessee State Court on June 4, 2002. On July 5, 2002, the lead plaintiff in the federal derivative case appealed the approval of the settlement in the state derivative cases to the Court of Appeals of Tennessee. The Court of Appeals of Tennessee dismissed such appeal by Order dated July 22, 2002. The federal lead plaintiff's right to appeal this dismissal expired on September 20, 2002, and the federal derivative action was dismissed on September 3, 2002.

     The settlement of the shareholder derivative lawsuits resulted in a net payment to the Company, after attorneys' fees payable to the plaintiffs' counsel, of approximately $25.2 million during the third quarter of 2002.

     Also as previously discussed in the Company's periodic reports filed with the Securities and Exchange Commission, the Company has settled the consolidated restatement-related class action filed in the United States District Court for the Middle District of Tennessee on behalf of a class of persons who purchased or otherwise made an investment decision regarding the Company's securities and related derivative securities between March 5, 1997 and January 14, 2002. The $162 million settlement was approved by the court on May 24, 2002. The Company received from its insurers $4.5 million in respect of such settlement in July 2002. In connection with the settlement, plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the class settlement and may elect to pursue recovery against the Company individually. The Company has reached an agreement in principle to settle potential claims by one such plaintiff and has recognized an expense of $0.2 million in respect of such agreement. The Company anticipates finalizing this settlement agreement in the fourth quarter of 2002. There can be no assurance, however, that such agreement will be finalized during this time period or on these terms. No other litigation has yet been filed or threatened by parties who opted out of the class action settlement. The Company cannot predict whether any additional litigation will be filed or estimate the potential liabilities associated with such litigation, but it does not believe that the resolution of any such litigation will have a material effect on the Company's financial position.

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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     The exhibits listed on the accompanying Exhibit Index beginning on page 37 hereof are filed as a part of this report and such Exhibit Index is incorporated herein by reference.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were furnished during the quarter covered by this report on Form 10-Q:

     (1) A Current Report on Form 8-K, dated October 10, 2002, was furnished to the Securities and Exchange Commission pursuant to Item 9 in connection with an announcement regarding September 2002 sales results and the October 2002 sales outlook.

     (2) A Current Report on Form 8-K, dated September 16, 2002, was furnished to the Securities and Exchange Commission pursuant to Item 9 in connection with an announcement regarding the formation of a special committee to search for a Chief Executive Officer to succeed Cal Turner.

     (3) A Current Report on Form 8-K, dated September 5, 2002, was furnished to the Securities and Exchange Commission pursuant to Item 9 in connection with an announcement regarding August 2002 sales results and the September 2002 sales outlook.

     (4) A Current Report on Form 8-K, dated August 29, 2002, was furnished to the Securities and Exchange Commission pursuant to Item 9 in connection with a conference call regarding the Company's financial results for the second quarter of the 2002 fiscal year.

     (5) A Current Report on Form 8-K, dated August 28, 2002, was furnished to the Securities and Exchange Commission pursuant to Item 9 in connection with an announcement regarding the Company's financial results for the second quarter of the 2002 fiscal year.

     (6) A Current Report on Form 8-K, dated August 28, 2002, was furnished to the Securities and Exchange Commission pursuant to Item 9 in connection with the filing of certain Company officer sworn statements and written certifications.

     (7) A Current Report on Form 8-K, dated August 8, 2002, was furnished to the Securities and Exchange Commission pursuant to Item 9 in connection with an announcement regarding July 2002 sales results and the August 2002 sales outlook.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DOLLAR GENERAL CORPORATION

                                   By:  /s/ James J. Hagan
                                        --------------------------------------
                                        James J. Hagan
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Chief Accounting Officer)


November 27, 2002

                                 CERTIFICATIONS


     I, Donald S. Shaffer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dollar General Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 27, 2002                /s/ Donald S. Shaffer
                                       -----------------------------------------
                                       Donald S. Shaffer
                                       Acting Chief Executive Officer, President
                                       and Chief Operating Officer


I, James J. Hagan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dollar General Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 27, 2002                          /s/ James J. Hagan
                                                   ----------------------------
                                                   James J. Hagan
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulation S-K


  Exhibit No.                  Description of Exhibit
  -----------                  ----------------------
      10 Executive Employment Agreement by and between Dollar General Corporation and Donald S. Shaffer dated as of November 12, 2002.