Form 10-K
period 2003-01-31
DOLLAR GENERAL CORP
filed 2003-03-19
CIK 29534

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

Commission file number 0-4769

DOLLAR GENERAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

TENNESSEE (State or other jurisdiction of incorporation or organization)	61-0502302 (I.R.S. Employer Identification Number)
100 MISSION RIDGE GOODLETTSVILLE, TN 37072 (Address of principal executive offices, zip code)
Registrant’s telephone number, including area code: (615) 855-4000
Securities registered pursuant to Section 12(b) of the Act:
Name of the Exchange on
Title of Each Class Common Stock Series B Junior Participating Preferred Stock Purchase Rights	which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X ] No [  ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 2, 2002, was $4,551,126,040 based upon the last reported sale price on such date by the New York Stock Exchange.

The number of shares of common stock outstanding on February 28, 2003, was 333,340,749.

Documents Incorporated by Reference

The information required in Part III of this Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on June 2, 2003.

The following text contains references to years 2003, 2002, 2001, 2000, 1999, and 1998, which represent fiscal years ending or ended January 30, 2004, January 31, 2003, February 1, 2002, February 2, 2001, January 28, 2000, and January 29, 1999, respectively.  This discussion and analysis should be read with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto.

PART I

ITEM 1.

BUSINESS

General

Dollar General Corporation (the “Company” or “Dollar General”) is a leading discount retailer of quality general merchandise at everyday low prices.  Through conveniently located stores, the Company offers a focused assortment of consumable basic merchandise including health and beauty aids, packaged food products, home cleaning supplies, housewares, stationery, seasonal goods, basic clothing and domestics.  Dollar General stores serve primarily low-, middle- and fixed-income families.

The Company opened its first dollar store in 1955, when the Company was first incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc.  The Company changed its name to Dollar General Corporation in 1968, and reincorporated as a Tennessee corporation in 1998.  As of February 28, 2003, the Company operated 6,192 stores in 27 states, primarily in the southern, eastern and midwestern United States.

Overall Business Strategy

Dollar General’s mission statement is “Serving Others.” To carry out this mission, the Company has developed a business strategy of providing its customers with a focused assortment of fairly-priced, consumable basic merchandise in a convenient, small-store format.

Our Customers.  The Company serves the consumable basics needs of customers primarily in the low- and middle-income brackets, and customers on fixed incomes.  Research performed by an outside service on behalf of the Company in 2001 indicated that approximately 55% of its customers live in households earning less than $30,000 a year, and approximately 36% earn less than $20,000.  The Company’s merchandising and operating strategies are designed to meet the need for consumable basics of the consumers in this group.

Our Stores.  The average Dollar General store has approximately 6,700 square feet of selling space and serves customers whose homes are usually located within three to five miles of the store.  As of February 28, 2003, the Company had more than 3,900 stores serving communities with populations of 20,000 or less.  The Company believes that its target customers prefer the convenience of a small, neighborhood store.  As the discount store industry continues to move toward larger, “super-center” type stores, which are often built outside of towns, the Company believes that Dollar General’s convenient discount store format will continue to attract customers and provide the Company with a competitive advantage.

Our Merchandise.  The Company is committed to offering a focused assortment of quality, consumable basic merchandise in a number of core categories, such as health and beauty aids, packaged food products, home cleaning supplies, housewares, stationery, seasonal goods, basic clothing and domestics.  Because the Company offers a focused assortment of consumable basic merchandise, customers are able to shop at Dollar General stores for their everyday household needs.  In 2002, the average customer purchase was $8.50.

Our Prices.  The Company distributes quality, consumable basic merchandise at everyday low prices. Its strategy of a low-cost operating structure and a focused assortment of merchandise allows the Company to offer quality merchandise at highly competitive prices.  As part of this strategy, the Company emphasizes even-dollar price points.  The majority of the Company’s products are priced at $10 or less, with approximately 33% of the products priced at $1 or less.  The most expensive items are generally priced around $35.

Our Cost Controls.  The Company emphasizes aggressive management of its overhead cost structure. Additionally, the Company seeks to locate stores in neighborhoods where rental and operating costs are relatively low. The Company attempts to control operating costs by implementing new technology where feasible. Examples of this strategy in 2002 and 2001 include the installation of new IBM registers designed to capture sales, inventory and payroll information, the implementation of a new merchandise planning system designed to assist our merchants with their purchasing and store allocation decisions, and the introduction of loss prevention software designed to identify unusual cash register transactions.

Growth Strategy

The Company has experienced a rapid rate of expansion in recent years, increasing its number of stores from 2,059 as of January 31, 1995, to 6,192 as of February 28, 2003.  In addition to growth from new store openings, the Company recorded same-store sales increases of 5.7%, 7.3% and 0.9% in 2002, 2001 and 2000, respectively.  Same-store sales increases are calculated based on the comparable calendar weeks in the prior year.  Same-store sales calculations include only those stores that were open both at the end of a fiscal year and at the beginning of the preceding fiscal year. Management will continue to seek to grow the Company’s business.  The Company believes this growth will come from a combination of new store openings, infrastructure investments and merchandising initiatives.

New Store Growth.  Management believes that the Company’s convenient, small-store format is adaptable to small towns and neighborhoods throughout the country.  The majority of the Company’s stores are located in communities with populations of 20,000 or less.  In 2002, approximately 50% of the new stores were opened in small towns while the other 50% were opened in more densely populated areas.  The Company expects a similar mix of new store openings between small towns and more densely populated areas in 2003.  New store openings in 2003 will be limited to our existing market area where management believes the Company has the potential to expand its store base.  By opening new stores in its existing market area, the Company takes advantage of brand awareness and maximizes its operating efficiencies.

In addition, the Company expects to explore the potential for expansion into new geographic markets as opportunities present themselves.  Specifically, in 2001 the Company opened its first stores in New York and New Jersey.  As of February 28, 2003, the Company had 124 stores in New York, and 20 stores in New Jersey. Consistent with its strategy, the Company is focusing its efforts on smaller communities in these states.

In 2002, 2001 and 2000, the Company opened 622, 602, and 758 new stores, and remodeled or relocated 73, 78 and 237 stores, respectively.  The Company currently expects to open approximately 650 new stores, close 50 to 70 stores, and remodel or relocate approximately 145 stores in 2003.

Infrastructure Investments. In recent years, the Company has made significant investments in its distribution network and management information systems.  In August 2000, the Company opened a 1.0 million square-foot distribution center (“DC”) in Alachua, Florida, and in April 2001, the Company opened a 1.2 million square-foot DC in Zanesville, Ohio. These significant investments in the Company’s distribution network were the result of the Company’s strategy to reduce transportation expenses and effectively support the Company’s growth.  Each DC, on average, services approximately 885 stores with an average distance per delivery of approximately 226 miles.

Recent investments in technology include a new merchandise planning system designed to assist our merchants with their purchasing and store allocation decisions (2001 and 2002); satellite technology that improves communications between the stores and the corporate office and provides faster check authorization for our customers (2001 and 2002); new handheld store-ordering technology to improve the accuracy of store orders (2000 and 2001); new IBM registers that capture sales, inventory and payroll data (2000, 2001 and 2002); improvements to automated DC replenishment systems (2002 and 2003); the establishment of perpetual inventories in all stores (2002); a new order processing system (2002); new loss prevention software (2002); systems for a new import deconsolidation function (2002); the establishment of a business-to-business website for supply chain efficiencies (2002); and systems to enable automated store replenishment (2002).

Merchandising Initiatives.  The Company’s merchandising initiatives are designed to promote same-store sales increases.  In recent years, the Company has increased its emphasis on the highly consumable category by adding items in the food, paper, household chemicals, and health and beauty aids categories. In 2001, the Company began offering perishable products.  This perishable program, which includes a selection of dairy products, luncheon meats, frozen foods and ice cream, was expanded from 411 stores at the end of 2001 to 1,367 stores at the end of 2002.  The Company will continue to evaluate the performance of its merchandise mix and make adjustments where appropriate.

Merchandise

Dollar General stores offer a focused assortment of quality, consumable basic merchandise in a number of core categories. The Company separates its merchandise into the following four categories for internal reporting purposes:  (1) highly consumable, (2) seasonal, (3) home products, and (4) basic clothing.

The percentage of total sales of each of the four categories tracked by the Company for the preceding three years is as follows:

	2002	2001	2000
Highly consumable	60.2%	58.0%	55.3%
Seasonal	16.3%	16.7%	15.5%
Home products	13.3%	14.4%	17.0%
Basic clothing	10.2%	10.9%	12.2%

Of the four categories, the seasonal category typically records the highest gross profit rate and the highly consumable category typically records the lowest gross profit rate.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 11% of the Company’s purchases in 2002 were made from Procter and Gamble.  No other supplier accounted for more than 4% of the Company’s purchases in 2002.  Approximately 13% of the Company’s retail receipts in 2002 were imported.

The Company does not run weekly advertising circulars but does advertise to support new store openings. Advertising expenses are less than 1% of sales.

The Company maintains approximately 4,075 core stock-keeping units (“SKUs”) per store. The Company’s average customer purchase in 2002 was $8.50. The average number of items in each customer purchase was 5.7, and the average price of each purchased item was $1.48.

The Company’s business is modestly seasonal in nature.  The only extended seasonal increase in business that the Company experiences is the Christmas selling season.  During the Christmas selling season, the Company carries merchandise that it does not carry during the rest of the year, such as gift sets, trim-a-tree, certain baking items, and a broader assortment of toys and candy.  In 2002, 2001 and 2000, the fourth quarter generated 29%, 30% and 32% of the Company’s total annual revenues, respectively.

The Dollar General Store

The typical Dollar General store has approximately 6,700 square feet of selling space and is operated by a manager, an assistant manager and two or more sales clerks.  As of February 28, 2003, the Company had more than 3,900 stores serving communities with populations of 20,000 or less. Approximately 58% of the Company’s stores are located in strip shopping centers, 39% are in freestanding buildings and 3% are in downtown buildings.  The Company generally has not encountered difficulty locating suitable store sites in the past, and management does not currently anticipate experiencing material difficulty in finding suitable locations at favorable rents.

The Company’s recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Year
2000	4,294	758	52	706	5,000
2001	5,000	602	62	540	5,540
2002	5,540	622	49	573	6,113

The Company currently expects to open approximately 650 new stores, close 50 to 70 stores, and remodel or relocate approximately 145 stores in 2003.  As of February 28, 2003, the Company operated 6,192 retail stores.

Employees

As of February 28, 2003, the Company and its subsidiaries employed approximately 53,500 full-time and part-time employees, including divisional and regional managers, area managers, store managers, and DC and administrative personnel, compared with approximately 48,000 employees on March 15, 2002.  Management believes the Company’s relationship with its employees is generally good.

Competition

The Company is engaged in a highly competitive business with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service.  The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores.  Some of the nation’s largest retail companies operate stores in areas where the Company operates.  The Company’s direct competitors in the dollar store retail category include Family Dollar, Dollar Tree, Fred’s and various local, independent operators.  Competitors from other retail categories include CVS, Rite Aid, Walgreens, Eckerd, Wal-Mart and Kmart.  Some of the Company’s competitors from outside the dollar store segment are better capitalized than the Company.

The dollar store category differentiates itself from other forms of retailing by offering consistently low prices in a convenient, small-store format.  The Company’s prices are competitive because of its low cost operating structure and the relatively limited assortment of products offered.  Labor and marketing expenses are minimized by not using circulars, limiting price points and relying on simple merchandise presentation. Occupancy expenses are typically low because the Company attempts to locate in second tier locations, either in small towns or in the neighborhoods of urban areas where such expenses are relatively low. The Company believes that its limited assortment of products allows it to focus its purchasing efforts on fewer SKUs than other retailers, which helps keep its cost of goods relatively low.

Trademarks

The Company, through its affiliate, Dollar General Intellectual Property, L.P., has registered the trademarks Dollar General®, Clover Valley®, DG Guarantee® and the Dollar General price point designs, along with certain other trademarks, with the United States Patent and Trademark Office.  The Company attempts to obtain registration of its trademarks whenever possible and to pursue vigorously any infringement of those marks.

Available Information

Our website address is www.dollargeneral.com. We make available through this address, without charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed or furnished to the SEC.

ITEM 2.

PROPERTIES

As of February 28, 2003, the Company operated 6,192 retail stores located in 27 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	305	Missouri	273
Arkansas	196	Nebraska	75
Delaware	23	New Jersey	20
Florida	354	New York	124
Georgia	352	North Carolina	327
Illinois	260	Ohio	332
Indiana	249	Oklahoma	226
Iowa	136	Pennsylvania	341
Kansas	144	South Carolina	219
Kentucky	251	Tennessee	324
Louisiana	211	Texas	770
Maryland	63	Virginia	230
Michigan	91	West Virginia	115
Mississippi	181

Substantially all of the Company’s stores are located in leased premises.  Individual store leases vary as to their terms, rental provisions and expiration dates.  In 2002, the Company’s aggregate store rental expense averaged $5.34 per square foot of selling space.  The majority of the Company’s leases are low-cost, short-term leases (usually with initial or primary terms of three to five years) with multiple renewal options when available.  The Company also has stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years. In 2003, the Company expects approximately 250 to 300 of its new stores to be subject to these arrangements.

As of February 28, 2003, the Company had seven DCs serving Dollar General stores, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, Kentucky	1959	720,000	867
Ardmore, Oklahoma	1994	1,200,000	975
South Boston, Virginia	1997	1,210,000	971
Indianola, Mississippi	1998	820,000	696
Fulton, Missouri	1999	1,150,000	912
Alachua, Florida	2000	980,000	770
Zanesville, Ohio	2001	1,170,000	1,001

The Company owns the DCs located in Kentucky, Florida, and Ohio and leases the other four DCs.  The Company’s executive offices are located in approximately 302,000 square feet of owned space in Goodlettsville, Tennessee.  During 2003, the Company will begin the process of identifying and selecting a site for its eighth DC, which will be targeted to open in late 2004 or early 2005.

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

The Securities and Exchange Commission is conducting an investigation into the circumstances that gave rise to the Company’s April 30, 2001 announcement.  The Company is cooperating with this investigation by providing documents, testimony and other information to the Securities and Exchange Commission.  At this time, the Company is unable to predict the outcome of this investigation and the ultimate effects on the Company, if any.

As previously discussed in the Company’s periodic reports filed with the Securities and Exchange Commission, the Company and the individual current and former Company director and officer defendants settled the lead shareholder derivative action relating to the restatement that had been filed in Tennessee State Court.

The settlement agreement provided for a payment to the Company from a portion of the proceeds of the Company’s director and officer liability insurance policies as well as certain corporate governance and internal control enhancements.  The terms of such agreement required that all of the derivative cases, including the federal derivative cases previously described in the Company’s periodic reports filed with the Securities and Exchange Commission, be dismissed with prejudice by the courts in which they were pending in order for the settlement to be effective.  Following confirmatory discovery, the settlement agreement received final approval by the Tennessee State Court on June 4, 2002.  All other derivative cases pending in the Tennessee State Court were subsequently dismissed.  The federal derivative actions were dismissed on September 3, 2002.

The settlement of the shareholder derivative lawsuits resulted in a net payment to the Company, after attorneys’ fees payable to the plaintiffs’ counsel, of approximately $25.2 million in August 2002, which was recorded as income during the third quarter of 2002.

Also as previously discussed in the Company’s periodic reports filed with the Securities and Exchange Commission, the Company settled the consolidated restatement-related class action lawsuit filed in the United States District Court for the Middle  District of Tennessee on behalf of a class of persons who purchased or otherwise made an investment decision regarding the Company’s securities and related derivative securities between March 5, 1997 and January 14, 2002.  The $162 million settlement was approved by the court on May 24, 2002 and was paid in the first half of 2002.  This amount had been previously expensed by the Company in the fourth quarter of 2000.  The Company received from its insurers $4.5 million in respect of such settlement in July 2002, which was recorded as income during the second quarter of 2002.  In connection with the settlement, plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the class settlement and may elect to pursue recovery against the Company individually.  In the fourth quarter of 2002, the Company reached an agreement to settle, and paid, a claim by one such plaintiff and recognized an expense of $0.2 million in respect of such agreement.  To the Company’s knowledge, no other litigation has yet been filed or threatened by parties who opted out of the class action settlement.  The Company cannot predict whether any additional litigation will be filed or estimate the potential liabilities associated with such litigation, but it does not believe that the resolution of any such litigation will have a material effect on the Company’s financial position or results of operations.

Other Litigation

On March 14, 2002, a complaint was filed in the United States District Court for the Northern District of Alabama to commence a purported collective action against the Company on behalf of current and former salaried store managers.  The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under the Fair Labor Standards Act (“FLSA”).  Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.  This action is still in the initial discovery phase and the court has not found that the case should proceed as a collective action.  The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the action is not appropriate for collective action treatment.  The Company intends to vigorously defend the action.  However, no assurances can be given that the Company will be successful in defending this action on the merits or otherwise, and, if not, the resolution could have a material adverse effect on the Company’s financial position or results of operations.

The Company is involved in other legal actions and claims arising in the ordinary course of business.  The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial position or results of operations.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of the fiscal year ended January 31, 2003.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON STOCK

AND RELATED SECURITY HOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol “DG.”  The following table sets forth the range of the high and low sales prices of the Company’s common stock during each quarter in 2002 and 2001, as reported on the New York Stock Exchange, together with dividends.

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$ 17.25	$ 19.95	$ 17.55	$ 14.80
Low	$ 13.77	$ 14.45	$ 12.00	$ 10.56
Dividends	$ .032	$ .032	$ .032	$ .032

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$ 24.05	$ 21.00	$ 18.29	$ 17.00
Low	$ 14.80	$ 15.70	$ 10.50	$ 13.00
Dividends	$ .032	$ .032	$ .032	$ .032

The Company’s stock price at the close of the market on February 28, 2003, was $10.39.

There were approximately 12,587 shareholders of record of the Company’s common stock as of February 28, 2003. The Company has paid cash dividends on its common stock since 1975.  The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors. Consistent with that review, on March 13, 2003, the Board of Directors authorized a dividend of $0.035 for the first quarter of 2003.

Equity Compensation Plan Information

Information about the Company’s equity compensation plans approved by the Company’s shareholders as of January 31, 2003 is set forth below.  As of January 31, 2003, no equity securities were reserved for issuance or could be granted pursuant to any equity compensation plan not approved by the Company’s shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights) (b)

Equity compensation plans approved by security holders(a)	26,916,571	$15.73	6,160,342

(a)

Consists of the 1998 Stock Incentive Plan, 1995 Employee Stock Incentive Plan, 1993 Employee Stock Incentive Plan, 1989 Employee Stock Incentive Plan, 1995 Outside Directors Stock Option Plan and 1993 Outside Directors Stock Option Plan.

(b)

Consists of 3,300,693 shares reserved for issuance pursuant to the 1998 Stock Incentive Plan, 631,691 shares reserved for issuance pursuant to the 1995 Employee Stock Incentive Plan and 2,227,958 shares reserved for issuance pursuant to the 1993 Employee Stock Incentive Plan.

 ITEM 6.

SELECTED FINANCIAL DATA

(In thousands except per share and operating data)

	January 31, 2003	February 1, 2002	February 2, 2001 (53 week year)	January 28, 2000	January 29, 1999
SUMMARY OF OPERATIONS:
Net sales	$ 6,100,404	$ 5,322,895	$ 4,550,571	$ 3,887,964	$ 3,220,989
Gross profit	$ 1,724,266	$ 1,509,412	$ 1,250,903	$ 1,093,498	$ 892,519
Litigation settlement expense and related proceeds	$ (29,541)	$ –	$ 162,000	$ –	$ –
Income before income taxes	$ 414,626	$ 327,822	$ 108,647	$ 294,697	$ 239,009
Net income	$ 264,946	$ 207,513	$ 70,642	$ 186,673	$ 150,934
Net income as a % of sales	4.3%	3.9%	1.6%	4.8%	4.7%

PER SHARE RESULTS (a):
Diluted earnings per share	$ 0.79	$ 0.62	$ 0.21	$ 0.55	$ 0.45
Basic earnings per share	$ 0.80	$ 0.63	$ 0.21	$ 0.61	$ 0.53
Cash dividends per share of common stock	$ 0.13	$ 0.13	$ 0.12	$ 0.10	$ 0.08
Weighted average diluted shares	335,050	335,017	333,858	337,904	335,763

FINANCIAL POSITION:
Assets	$ 2,333,153	$ 2,552,385	$ 2,282,462	$ 1,923,628	$ 1,376,012
Long-term obligations	$ 330,337	$ 339,470	$ 720,764	$ 514,362	$ 221,694
Shareholders’ equity	$ 1,288,068	$ 1,041,718	$ 861,763	$ 845,353	$ 674,406
Return on average assets	10.9%	8.7%	3.4%	11.3%	12.9%
Return on average equity	23.1%	22.2%	8.3%	24.6%	24.4%

OPERATING DATA:
Retail stores at end of period	6,113	5,540	5,000	4,294	3,687
Year-end selling square feet	41,201,000	37,421,000	33,871,000	28,655,000	23,719,000
Highly consumable sales	60%	58%	55%	51%	42%
Seasonal sales	17%	17%	16%	17%	19%
Home products sales	13%	14%	17%	20%	27%
Basic clothing sales	10%	11%	12%	12%	12%

(a)

As adjusted to give retroactive effect to all common stock splits

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

Accounting Periods.  The following text contains references to years 2003, 2002, 2001, and 2000, which represent fiscal years ending or ended January 30, 2004, January 31, 2003, February 1, 2002, and February 2, 2001, respectively.  There were 53 weeks in the fiscal year ended February 2, 2001.  There were 52 weeks in the fiscal years ended January 31, 2003 and February 1, 2002.  There will be 52 weeks in the fiscal year ended January 30, 2004.  This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto included in Item 8.  Please note that, by means of its Annual Report on Form 10-K for the fiscal year ended February 2, 2001 filed on January 14, 2002, the Company restated certain unaudited financial information for fiscal year 2000 that had been previously released by the Company.  The following discussion reflects the results of that restatement.

Overview of 2002.  During 2002, Dollar General increased its net sales by 14.6%, primarily as a result of its continued rapid pace of new store openings.  From 2000 through 2002, the Company had a compounded annual net sales growth rate of 16.2%.  Same-store sales increased 5.7% in 2002, as compared with increases of 7.3% and 0.9% in 2001 and 2000, respectively. Same-store sales increases are calculated based on the comparable calendar weeks in the prior year.  Same-store sales calculations include only those stores that were open both at the end of a fiscal year and at the beginning of the preceding fiscal year.

The year 2002 marked the fifteenth consecutive year that the Company increased its total number of store units.  The Company opened 622 new stores in 2002, compared with 602 in 2001 and 758 in 2000, and remodeled or relocated 73 stores, compared with 78 in 2001 and 237 in 2000.  During the last three years, the Company has opened, remodeled or relocated 2,370 stores, accounting for approximately 39% of its total stores as of January 31, 2003.  The Company ended 2002 with 6,113 stores.

In 2002, new stores, remodels and relocations, net of 49 closed stores, added an aggregate of approximately 3.8 million square feet of selling space to the Company’s total sales space.  As a result, the Company had an aggregate of approximately 41 million square feet of selling space at the end of the year.  The average new store opened in 2002 and 2001 had approximately 6,500 selling square feet.  Virtually all of the new stores opened in 2002 are subject to traditional operating lease arrangements.

The Company currently expects to open approximately 650 new stores in 2003 within its existing market area, close 50 to 70 stores, and remodel or relocate approximately 145 stores.  The new store openings in 2003 are expected to be divided evenly between small towns and more densely populated areas and generally will be within 250 miles of existing distribution centers.  The Company expects its new stores to be subject to traditional operating lease arrangements.  Capital expenditures related to new store openings will be financed through a combination of cash flows from operations and existing credit facilities.

The Company focused on the following key initiatives in 2002:  standardizing work processes to improve the execution of basic retail tasks; completing the roll-out of store perpetual inventories; executing an effective disposition program for certain excess inventory identified in the fourth quarter of 2000; and implementing the Arthur merchandise planning system to improve its merchandise planning process.  The Company made substantial progress in 2002 on each of these initiatives.  The Company launched the “seven habits of a highly effective Dollar General store,” which is a program designed to improve store level execution in the areas of ordering, receiving, stocking, presentation, selling, support and staffing.  As of January 31, 2003, all of the Company’s stores are on a perpetual inventory system, which allows the Company to track store level inventory at the SKU level. During 2002, the Company liquidated all but approximately $25 million (at cost) of the aforementioned excess inventory, and the Company implemented the product and location planning, channel clustering, demand forecasting, and performance analysis modules of the Arthur merchandise planning system.

Critical Accounting Policies

Merchandise inventories. Merchandise inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method.  Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories.  RIM is an averaging method that has been widely used in the retail industry due to its practicality.  Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins.  These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures.  Factors that can lead to distortion in the calculation of the inventory balance include:

•

applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover

•

applying RIM to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise

•

inaccurate estimates of inventory shrinkage between the date of the last physical inventory at a store and the financial statement date

•

inaccurate estimates of LIFO reserves

To reduce the potential of such distortions in the valuation of inventory from occurring, the Company’s RIM utilizes 10 departments in which fairly homogenous classes of merchandise inventories having similar gross margins are grouped.  The Company estimates its shrink provision based on historical experience and utilizes an outside statistician to assist in the LIFO sampling process and index formulation.  On a periodic basis, the Company reviews and evaluates its inventory and records an adjustment, if necessary, to reflect its inventory at the lower of cost or market.

Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

As previously discussed, the Company collected SKU level inventory information at each of its stores during 2002 in connection with its establishment of an item-based perpetual inventory system.  In conjunction with this undertaking, in an effort to improve inventory valuation and cost of goods sold estimates, the Company will be refining estimates of its retail ownership mix and expanding the number of departments it utilizes for its gross margin calculations.  The Company has not established a date for these changes, which may result in an inventory adjustment and may also impact the RIM calculation results in the year of adoption and in subsequent years.  The impact of such changes on the Company’s Consolidated Financial Statements cannot currently be estimated.

The implementation of the item-based perpetual inventory system in 2002 has improved our ability to identify items where we are carrying more inventory than our sales information would suggest is necessary.  The Company intends to evaluate such information on an ongoing basis and take periodic markdowns to ensure the salability of our inventory.

Property and Equipment.  Property and equipment are recorded at cost. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. Property and equipment are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Self-Insurance Liability.  The Company retains a significant portion of the risk for its workers’ compensation, employee health insurance, general liability, property loss and automobile coverage. These costs are significant primarily due to the large employee base and number of stores. Provisions are made to this insurance liability on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed by outside actuaries utilizing historical claim trends.   If future claim trends deviate from recent historical patterns, the Company may be required to record additional expense or expense reductions which could be material to the Company’s results of operations.

Results of Operations

The following discussion of the Company’s financial performance is based on the Consolidated Financial Statements set forth herein.

Net Sales.  Net sales totaled $6.10 billion for 2002, $5.32 billion for 2001 and $4.55 billion for 2000, representing annual increases of 14.6% in 2002, 17.0% in 2001 and 17.0% in 2000.  The increases resulted primarily from 573 net new stores and a same-store sales increase of 5.7% in 2002; 540 net new stores and a same-store sales increase of 7.3% in 2001; and 706 net new stores and a same-store sales increase of 0.9% in 2000.

The Company tracks its sales internally by four major categories:  highly consumable, seasonal, home products and basic clothing.  Total sales in the highly consumable category increased by 19.1%, 22.5% and 26.1% in 2002, 2001 and 2000, respectively.  Total sales in the seasonal category increased by 11.9%, 25.8% and 10.2% in 2002, 2001 and 2000, respectively.  Total sales in the home products category experienced annual changes of 5.3%, (0.6%) and 0.5% in 2002, 2001 and 2000, respectively.  Total sales in the basic clothing category increased by 7.0%, 5.0% and 14.9% in 2002, 2001 and 2000, respectively.

The Company’s 2002 same-store sales increase of 5.7% was due to a number of factors, including but not limited to: the introduction of approximately 400 new items in the highly consumable category; a strong performance of seasonal merchandise in the first half of 2002 due in part to the introduction of new outdoor items and the staging of warm weather items in our stores earlier than in prior years; an increase in the number of stores offering perishable products from 411 at the end of 2001 to 1,367 at the end of 2002; and improved ordering practices by our store employees.

The Company attributes the 7.3% same-store sales increase that it achieved in 2001 to a number of factors, including but not limited to:  an improved in-stock position; an increase in the number of stores offering perishable products from 20 in 2000 to 411 by the end of 2001; strong sales of seasonal merchandise resulting in part from additional floor space dedicated to such items as part of the store reset program, described below, that was undertaken in 2000; and expanded offerings in certain highly consumable categories including home cleaning, paper products and pet supplies.

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

Gross Profit.  Gross profit for 2002 was $1.72 billion, or 28.3% of sales, compared with $1.51 billion, or 28.4% of sales, in 2001 and $1.25 billion, or 27.5% of sales, in 2000.

The slight decline in the gross profit rate in 2002 as compared with 2001 is due primarily to an increase in the Company’s shrinkage provision as further described below.  The Company improved its initial margin on inventory purchases in all four of its major categories in 2002 as compared against 2001.  However, the continued shift in the Company’s sales mix to lower margin highly consumable items limited the year over year increase in the total initial margin rate to 7 basis points.  The Company recorded an $8.9 million adjustment and a $3.5 million adjustment in the fourth quarters of 2002 and 2001, respectively, pertaining to its LIFO valuation, which had the effect of increasing gross profit in both years.  These adjustments are primarily the result of the Company’s ability to lower its product costs through effective purchasing methods and the general lack of inflation in the current economic environment.

The improvement in the gross profit rate in 2001 as compared to 2000 was due primarily to the $21.5 million effect of a markdown recorded in 2000.  As described in Note 3 to the Consolidated Financial Statements, the markdown in 2000 resulted from the identification by the Company of certain excess inventories that it believed would require a markdown to assist with their disposition by the conclusion of 2002.   The Company also improved its initial margin on inventory purchases by 48 basis points in 2001 as compared against 2000.  The Company was able to make particular improvements in its inventory margin in the housewares, seasonal and mens and boys clothing product lines.

Inventory shrinkage calculated at the retail value of the inventory, as a percentage of sales, was 3.52% in 2002, 2.90% in 2001, and 2.80% in 2000.  Some of the actions taken by the Company in 2002 to combat shrink include the hiring of an asset protection professional, the development of an asset protection monthly scorecard, the installation of loss prevention software that identifies unusual cash register transactions, increasing the emphasis of shrink in the store bonus plan and the establishment of a multi-disciplinary shrink task force that has developed a comprehensive shrink reduction action plan.  Some of the components of the action plan include increased use of closed circuit television monitors and burglar alarms, a specific high shrink store action plan, the creation of various shrink awareness tools and the production of various exception reports to identify high risk stores.

Distribution and transportation costs decreased by 13 basis points as a percentage of sales in 2002 as compared to 2001.  The reduction in distribution and transportation costs as a percentage of sales was due primarily to freight, occupancy and depreciation expenses that grew at a rate less than the sales increase.  Factors contributing to this result in 2002 include lower fuel costs during the first half of the year, an effective freight revenue sharing program whereby the Company picks up product directly from its vendors as opposed to having it shipped, and the fact that distribution center occupancy costs are relatively fixed in comparison with the growth in our sales base.

Distribution and transportation costs decreased by 35 basis points as a percentage of sales in 2001 as compared to 2000.  The reduction in distribution and transportation costs as a percentage of sales in 2001 was due primarily to a relatively modest increase in transportation costs during a period of increased sales.  Factors contributing to this result in 2001 included the opening of the Zanesville, Ohio DC, which supported continued expansion in the number of stores with only a modest increase in store delivery miles, increased trailer utilization as a result of improved routing, and lower fuel costs.

Selling, General and Administrative Expense.  Total selling, general and administrative (“SG&A”) expense as a percentage of net sales was 21.3% in 2002 and 2001 compared with 20.5% in 2000.  SG&A expense in 2002 was $1.30 billion, an increase of 14.2% compared to 2001.  SG&A expense in 2001 was $1.14 billion, an increase of 21.5% compared to 2000.

In 2002 the Company incurred $6.4 million in expenses, primarily professional fees, related to the restatement of the Company’s financial statements as described above in Item 3.  The Company incurred $28.4 million of such expenses in 2001.  Excluding restatement-related expenses from both years, SG&A expenses in 2002 would have been $1.29 billion, or 21.1% of sales, as compared with $1.11 billion, or 20.8% of sales, in 2001, an increase of 16.5%.  The increase in SG&A expense as a percentage of sales, excluding restatement expenses, in 2002 was due to a number of factors including but not limited to increases in the following expense categories that were in excess of the percentage increase in sales: store labor, workers’ compensation claims, store occupancy and store repairs and maintenance.

The 80 basis point increase in SG&A expense as a percentage of net sales experienced in 2001 was due in part to the $28.4 million in restatement-related expenses referred to above.  There were no such expenses in 2000, and such expenses recorded in 2001 were in addition to the litigation settlement expense described below that was recorded in 2000.  The increase in SG&A expense in 2001 was also attributable in part to a 19.4% increase in labor expenses at the Company’s retail stores, which was in excess of the Company’s sales increase of 17.0%.  The increased labor expenses incurred in 2001 resulted from a decision by the Company’s management to spend additional funds in this area in order to attract and retain the talented employees necessary to improve store conditions.  The restatement-related expenses and the increased store labor costs together accounted for a 69 basis point increase in SG&A expense.  Excluding the restatement-related expenses, SG&A expense in 2001 would have increased 18.4% over the prior year.

Litigation Settlement Expense and Related Proceeds. The Company recorded $29.5 million in net restatement litigation proceeds during 2002, which amount included $29.7 million in insurance proceeds associated with the settlement of the restatement-related class action and shareholder derivative litigation offset by a $0.2 million settlement of a shareholder class action opt-out claim related to the Company’s restatement. No litigation settlement expense was recorded in 2001.  The Company recorded $162.0 million of expense in 2000 for the settlement of the restatement-related shareholder class action litigation.  (See Item 3).

Interest Expense.  In 2002, interest expense was $42.6 million, compared with $45.8 million in 2001 and $45.4 million in 2000.  The decrease in interest expense in 2002 as compared to 2001 is due primarily to debt reduction achieved during 2002.

The average daily total debt outstanding in 2002 was $575.7 million at an average interest rate of 6.6%.  The average daily total debt outstanding in 2001 was $738.8 million at an average interest rate of 6.3%.  The average daily total debt outstanding in 2000 was $710.3 million at an average interest rate of 7.2%.

Provision for Taxes on Income.  The effective income tax rates for 2002, 2001 and 2000 were 36.1%, 36.7% and 35.0%, respectively.  The lower effective tax rate in 2002 was primarily due to recording higher work opportunity tax credits than in 2001 and the favorable resolution of certain state tax related items during 2002. The lower effective tax rate in 2000 was due to the 38.9% marginal tax rate applied against the litigation settlement expense.  Excluding the tax impact of the litigation settlement expense, the effective tax rate in 2000 was 37.3%.

Net income.  Net income in 2002 was $264.9 million, or 4.3% of sales, versus $207.5 million, or 3.9% of sales, in 2001, and $70.6 million, or 1.6% of sales in 2000.  Diluted earnings per share in 2002 were $0.79 versus $0.62 in 2001 and $0.21 in 2000.   Excluding the restatement-related expenses and the litigation settlement expense and related proceeds noted above, diluted earnings per share in 2002 were $0.75 versus $0.67 in 2001 and $0.51 in 2000.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments.  At January 31, 2003, the Company’s total debt (including the current portion of long-term obligations and short-term borrowings) was $346.5 million, and the Company had $121.3 million of cash and cash equivalents and $1.29 billion of shareholders’ equity, compared to $735.1 million of total debt, $261.5 million of cash and cash equivalents and $1.04 billion of shareholders’ equity at February 1, 2002.

The Company has a $450 million revolving credit facility consisting of a $300 million three-year revolving credit facility and a $150 million 364-day revolving credit facility (the “Credit Facilities”).  The Company pays interest on funds borrowed under the Credit Facilities at rates that are subject to change based upon the rating of the Company’s senior debt by independent agencies.  The Company has two interest rate options, base rate (which is usually equal to prime rate) and LIBOR.  At the Company’s current ratings, the facility fees are 37.5 basis points and 32.5 basis points on the two facilities, respectively.  The all-in drawn margin under the LIBOR option is LIBOR plus 237.5 basis points on both facilities.  The all-in drawn margin under the base rate option is the base rate plus 125 basis points and the base rate plus 120 basis points on the two facilities, respectively.  The Credit Facilities are secured by approximately 400 of the Company’s retail stores, its headquarters and two of its DCs.  As of January 31, 2003, the Company had no outstanding borrowings and $15 million of standby letters of credit under the Credit Facilities.  The standby letters of credit reduce the borrowing capacity of the Credit Facilities. The Credit Facilities contain financial covenants which include the ratio of debt to cash flow, fixed charge coverage, asset coverage, minimum allowable consolidated net worth and maximum allowable capital expenditures.  As of January 31, 2003, the Company was in compliance with all of these covenants.  See Note 7 to the Consolidated Financial Statements for further discussion of the Credit Facilities.

The Company has $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010.  Interest on the notes is payable semi-annually on June 15 and December 15 of each year.  The holders of the notes may elect to have their notes repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest. The Company may seek, from time to time, to retire its outstanding notes through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The Company received waivers during 2001 and 2002 with respect to the leases of its DCs in Indianola, Mississippi and Fulton, Missouri. These waivers cured any alleged default of covenants under the leases as a result of the Company’s representations regarding its previous audited financial statements and the restatement of such financial statements. The Company reached agreement with all relevant parties to effect such waivers and in 2002 incorporated certain amendments in the lease documents, as a material inducement to obtain such waivers. The amendments to the leases involve the Company’s agreeing to comply with all obligations under its revolving credit agreements, as in effect from time to time, including, without limitation, all affirmative and financial covenants and to not violate any negative covenants set forth in such agreements.

In 2002, the Company disbursed $162 million in settlement of the restatement-related class action litigation.  The $162 million was accrued as an expense in the Company’s 2000 Consolidated Financial Statements.  In July of 2002, the Company received from its insurers $4.5 million pursuant to the settlement of the restatement-related class action lawsuits. In August of 2002, the Company received $25.2 million in insurance settlement proceeds pursuant to the settlement of the restatement-related shareholder derivative litigation. The Company recognized income of $4.5 million in the second quarter of 2002 and $25.2 million in the third quarter of 2002 to reflect the receipt of these proceeds. See Note 9 to the Company’s Consolidated Financial Statements.

The Company believes that its existing cash balances, cash flows from operations, the Credit Facilities and its ongoing access to the capital markets will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

In July 2002, the Company filed amended federal income tax returns for 1998 and 1999.  In October of 2002 the Company filed its federal income tax returns for 2000 and 2001.  The Internal Revenue Service is currently conducting a normal examination of the Company’s 1998 and 1999 federal income tax returns.  The results of the examination, and any other issues discussed with the IRS in the course of the examination, may result in changes to the Company’s future tax liability.

The Company plans to open approximately 650 stores during the fiscal year ending January 30, 2004.  The Company anticipates funding the costs associated with such openings by cash flows from operations and/or by existing credit facilities.

On March 13, 2003, the Board of Directors authorized the Company to repurchase up to 12 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This authorization expires March 13, 2005.

Cash flows provided by operating activities.  Net cash provided by operating activities for fiscal 2002 was $434.0 million, as compared to $265.6 million for fiscal 2001 and $215.5 million for fiscal 2000.  Cash flow from operations for fiscal 2002 compared to fiscal 2001 increased by $168.4 million due principally to the increase in net income described above and improved inventory productivity.  Inventory turns, calculated using the retail value of the inventory, improved in 2002 to 3.55 times from 3.24 times in 2001.  As a result, the change in inventory in 2002 was an $8.0 million source of cash as compared against a $118.8 million use of cash in 2001.  In 2002, the Company paid $162.0 million in settlement of the restatement-related class action lawsuit (see Note 9 to the Consolidated Financial Statements). Partially offsetting this cash outflow were tax benefits totaling approximately $139.3 million, of which approximately $121 million either directly or indirectly related to the Company’s financial restatement and subsequent litigation settlement. These tax benefits consist of approximately $57 million, reflecting the 2002 deduction for the $162 million litigation settlement expense recorded in the Company’s 2000 income statement, and approximately $64 million resulting from the deferral of our 2002 estimated federal income taxes until early 2003. Cash flow from operations for 2001 compared to 2000 increased by $50.1 million due principally to the improvement in operating performance in 2001 as described above (see “Results of Operations—Net Sales”).

Cash flows used in investing activities.  Net cash used in investing activities equaled $133.8 million in 2002, versus $124.1 million in 2001 and $119.0 million in 2000.  Capital expenditures for 2002 totaled $134.3 million, compared with $125.4 million for 2001 and $216.6 million for 2000.  The Company opened 622 new stores and relocated or remodeled 73 stores at a cost of $50.9 million in 2002.  The Company opened 602 new stores and relocated or remodeled 78 stores at a cost of $55.8 million in 2001.  In 2000, the Company opened 758 new stores and relocated or remodeled 237 stores at a cost of $112.7 million.  The decline in store-related capital expenditures in 2002 and 2001 as compared to 2000 was due to the smaller number of projects completed in 2002 and 2001 and the construction of approximately 72 Company-owned stores in 2000 versus no such construction in 2002 and 2001.

The Company spent approximately $30.2 million on systems-related capital projects in 2002 including $15.0 million for satellite technology and $3.0 million for point-of-sale cash registers.  In 2001, the Company spent approximately $31.7 million on systems-related capital projects including $10.0 million for satellite technology and $8.3 million for new point-of-sale cash registers.  Systems-related capital projects totaled $7.4 million in 2000.

The Company spent approximately $21.3 million on distribution and transportation-related capital expenditures in 2002 as compared to $6.6 million in 2001 and $58.1 million in 2000.  The 2002 expenditures consisted in part of $8.3 million for the purchase of new trailers and $5.0 million related to the installation of a dual sortation system in the Fulton, Missouri DC.  The 2000 expenditures related primarily to costs associated with the DCs in Alachua, Florida, and Zanesville, Ohio.

Capital expenditures during 2003 are projected to be approximately $165 million.  The Company anticipates funding its 2003 capital requirements with cash flows from operations and its existing credit facilities.

Cash flows provided by (used in) financing activities.  Net cash provided by (used in) financing activities was $(440.4) million, $(42.3) million and $11.0 million in 2002, 2001 and 2000, respectively.  The use of cash in 2002 reflects the net repayment of $397.1 million in outstanding debt and the payment of $42.6 million of cash dividends.  The net repayment of debt was accomplished by utilizing cash flow from operations and existing cash balances.  Cash used in 2001 for financing activities primarily reflected the payment of $42.5 million of cash dividends.  Cash provided in 2000 from financing activities reflected the $200 million of notes issued in June 2000 and $34.1 million of proceeds from the exercise of stock options, partially offset by the payment of $42.2 million of cash dividends, the repurchase of $63.0 million of common stock, and the repayment of $112.3 million of long-term obligations related primarily to two of the Company’s DCs.

The following table summarizes the Company’s significant contractual obligations as of January 31, 2003, which excludes the effect of imputed interest (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Long-term debt (a)	$ 200,000	$ -	$ -	$ -	$ 200,000
Capital lease obligations	61,799	18,498	30,938	9,506	2,857
Financing obligations	203,029	9,283	18,566	18,848	156,332
Operating leases	791,461	178,094	277,402	135,990	199,975
Total contractual cash obligations	$ 1,256,289	$ 205,875	$ 326,906	$ 164,344	$ 559,164

(a) As discussed above, the holders of these notes may elect to have their notes repaid in 2005, which could result in the acceleration of all or a portion of these payments due.

See Notes 2, 7 and 9 to the Consolidated Financial Statements for discussions of amounts outstanding under commercial letters of credit and significant terms of debt obligations.

Effects of Inflation and Changing Prices

The Company believes that inflation and/or deflation had a minimal impact on its overall operations during 2002, 2001 and 2000.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued  SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  The Company began to apply the new accounting rules effective February 2, 2002.  The adoption of SFAS No. 142 did not have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted this statement on February 2, 2002.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Generally, under SFAS No. 145, gains and losses from debt extinguishments will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 on February 1, 2003 and believes the adoption of SFAS No. 145 will not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan.  The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 is an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of January 31, 2003.  The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs.  As clarified by the EITF in January 2003, this issue is effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively and are consistent with the Company's existing accounting policy. Accordingly, the adoption of EITF 02-16 did not and will not have a material impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46, “Accounting for Variable Interest Entities” (“FIN 46”), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply for “older” entities in the first fiscal year or interim period beginning after June 15, 2003, which would apply for the Company beginning in the third quarter of 2003. The Company is currently evaluating the impact that the adoption of FIN 46 will have on its financial position and results of operations when adopted in 2003.

Forward Looking Statements / Risk Factors

Some of the statements in this Form 10-K and in the documents incorporated by reference into this Form 10-K are forward-looking statements.  For example, some statements may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations or statements of future economic performance.  Also, the words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements.  These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements.  All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors.  The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.  The factors and risks that may result in actual results differing from such forward-looking information include, but are not limited to:

The Company’s reputation and financial condition could be affected by the restatement and/or the pending SEC investigation.  As previously disclosed, the Company announced on April 30, 2001 that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1999 and 1998, and to restate the unaudited financial information for fiscal year 2000 that had been previously released by the Company.  The Company subsequently restated such financial statements and financial information by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002.

The SEC is conducting an investigation into the circumstances that gave rise to the Company’s April 30, 2001 announcement.  The Company is cooperating with this investigation by providing documents, testimony and other information to the SEC.  At this time, the Company is unable to predict the outcome of this investigation and the ultimate effects on the Company, if any.  In addition, the publicity surrounding the SEC investigation could affect the Company’s reputation and have an impact on its financial condition.

The Company’s business is modestly seasonal with the highest sales occurring during the fourth quarter. Adverse events during the fourth quarter could, therefore, affect the Company’s financial condition and results of operations.  The Company realizes a larger portion of its net sales and net income during the Christmas selling season.  In anticipation of the holidays, the Company purchases substantial amounts of seasonal inventory and hires many temporary employees.  If for any reason the Company’s net sales during the Christmas selling season were to fall below seasonal norms, a seasonal merchandise inventory imbalance could result.  If such an imbalance were to occur, markdowns might be required to minimize this imbalance.  The Company’s profitability and operating results could be adversely affected by unbudgeted markdowns.

Adverse weather conditions or other disruptions, especially during the peak Christmas season, could also adversely affect the Company’s net sales and could make it more difficult for the Company to obtain sufficient quantities of merchandise from its suppliers.

Competition in the retail industry could limit the Company’s growth opportunities and reduce its profitability.  The Company competes in the discount retail merchandise business, which is highly competitive.  This competitive environment subjects the Company to the risk of reduced profitability resulting from reduced margins required to maintain the Company’s competitive position.  The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores.  Some of the nation’s largest retail companies operate stores in areas where the Company operates.  The Company’s direct competitors in the dollar store retail category include Family Dollar, Dollar Tree, Fred’s, and various local, independent operators.  Competitors from other retail categories include CVS, Rite Aid, Walgreens, Eckerd, Wal-Mart and Kmart.  The discount retail merchandise business is subject to excess capacity and some of the Company’s competitors are much larger and have substantially greater resources than the Company.  The competition for customers has intensified in recent years as larger competitors, such as Wal-Mart, have moved into the Company’s geographic markets.  The Company remains vulnerable to the marketing power and high level of consumer recognition of these major national discount chains, and to the risk that these chains or others could venture into the “dollar store” industry in a significant way.  Generally, the Company expects an increase in competition.

The Company’s financial performance is sensitive to changes in overall economic conditions that may impact consumer spending.  A general slowdown in the United States economy may adversely affect the spending of the Company’s consumers, which would likely result in lower net sales than expected on a quarterly or annual basis.  Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, interest rates, and tax rates, could also adversely affect the Company’s business by reducing consumer spending or causing consumers to shift their spending to other products.

Possibility of war, acts of terrorism and rising fuel costs could adversely impact the Company.  The involvement of the United States in a war in the Middle East or elsewhere or a significant act of terrorism on U.S. soil or elsewhere could have an adverse impact on the Company by, among other things, disrupting its information or distribution systems, causing dramatic increases in fuel prices thereby increasing the costs of doing business, or impeding the flow of imports or domestic products to the Company.

The Company’s business is dependent on its vendors.  The Company believes that it has generally good relations with its vendors and that it is generally able to obtain attractive pricing and other terms from vendors.  If the Company fails to maintain good relations with its vendors, it may not be able to obtain attractive pricing with the consequence that its net sales or profit margins would be reduced.  The Company may also face difficulty in obtaining needed inventory from its vendors because of interruptions in production or for other reasons, which would adversely affect the Company’s business.

The efficient operation of the Company’s business is heavily dependent on its information systems. The Company depends on a variety of information technology systems for the efficient functioning of its business.  The Company relies on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support the Company’s business.  The software programs supporting many of the Company’s systems were licensed to the Company by independent software developers.  The inability of these developers or the Company to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of the Company’s operations if it were unable to convert to alternate systems in an efficient and timely manner.  In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology could also disrupt or reduce the efficiency of the Company’s operations.

The Company is subject to interest rate risk.  The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities.  The Company may utilize a credit facility to fund working capital requirements, which is comprised of variable rate debt.  See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk.”

The Company is dependent upon the smooth functioning of its distribution network.  The Company relies upon the ability to replenish depleted inventory through deliveries to its DCs from vendors, and from the DCs to its stores by various means of transportation, including shipments by air, sea and truck on the roads and highways of the United States.  Long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect the Company’s business.  Moreover, to facilitate its expected growth, the Company will need additional DCs in the coming years.  If the Company were unable to locate sites for the new DCs, the Company’s ability to achieve the expected growth could be inhibited.

Our success depends to a significant extent upon the abilities of our senior management. The loss of services of any of the members of our senior management or of certain other key employees could negatively impact our business.  In addition, our future performance will depend upon our ability to attract, retain and motivate qualified employees to keep pace with our expansion schedule. Our inability to do so may limit our ability to effectively penetrate new market areas. Also, as previously announced, Cal Turner, who has served as our Chief Executive Officer since 1977 and as our Chairman of the Board since 1989, stepped down as CEO in 2002. Any difficulties in transitioning under new management could negatively impact our business.

If we cannot open new stores on schedule, our growth will be impeded.   Delays in store openings could adversely affect our future operations by slowing new store growth, which may in turn reduce our revenue growth. Our ability to timely open new stores will depend in part on the following factors:  the availability of attractive store locations; our ability to negotiate favorable lease terms; our ability to hire and train new personnel, especially store managers; our ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors are beyond our control.

Rising insurance costs could negatively impact profitability.  The costs of insurance (workers’ compensation insurance, general liability insurance, health insurance and directors’ and officers’ liability insurance) have risen in recent years. If such increases continue, they could have a negative impact on our profitability.

The Company is dependent on the continued availability of capital to support its business. A decline in the Company’s generation of cash flow or the inability of the Company to obtain financing from third parties would have a material adverse effect on the Company.

On April 10, 2002, Moody’s Investors Service, Inc. lowered the Company’s senior unsecured credit rating, from Ba1 to Ba2, which rating is on review for further possible downgrades. On April 12, 2002, Standard & Poor’s lowered the Company’s corporate credit, senior unsecured debt and senior unsecured bank loan ratings from BBB- to BB+; as of the date hereof, these ratings remain on CreditWatch with negative implications. Credit ratings are generally used by investors to assess the ability of a company to meet its obligations. The downgrade in the Company’s credit ratings may affect the Company’s ability to obtain financing in the future, and will also affect the terms of any such financing.

Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made.  Except as may be required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are cautioned, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.

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

The Company has cash flow exposure relating to variable interest rates associated with its revolving line of credit, and may periodically seek to manage this risk through the use of interest rate derivatives.  The primary interest rate exposure on variable rate obligations is based on the London Interbank Offered Rate (“LIBOR”).

At January 31, 2003 and February 1, 2002, the fair value of the Company’s debt, excluding capital lease obligations, was estimated at approximately $287.0 million and $268.5 million, respectively, based on the estimated market value of the debt at those dates.  Such fair value is less than the carrying value of the debt at January 31, 2003 and February 1, 2002, by approximately $7.4 million and $27.1 million, respectively.

At February 1, 2002, the Company was party to an interest rate swap agreement with a notional amount of $100 million.  The Company designated this agreement as a hedge of its floating rate commitments relating to a portion of its synthetic lease agreements.  Under the terms of the agreement, the Company paid a fixed rate of 5.60% and received a floating rate (LIBOR) on the $100 million notional amount through September 1, 2002.  The fair value of the interest rate swap agreement was $(2.6) million at February 1, 2002.  The counterparty to the Company’s interest rate swap agreement was a major financial institution.  The interest rate swap agreement expired on September 1, 2002 and, as of January 31, 2003, the Company was not party to any interest rate derivatives.

In 2002 and 2001, as required by SFAS No. 133, the Company recorded the fair value of the interest rate swap in the balance sheet, with the offsetting, effective portion of the change in fair value recorded in Other Comprehensive Loss, a separate component of Shareholders’ Equity in the Consolidated Financial Statements.  Amounts recorded in Other Comprehensive Loss were reclassified into earnings, as an adjustment to interest expense, in the same period during which the hedged synthetic lease agreements affected earnings.  In fiscal 2000, as required by the accounting literature for derivatives and hedging instruments in effect at that time, the Company recognized any differences paid or received on interest rate swap agreements as adjustments to interest expense.

Based upon the Company’s variable rate borrowing levels, a 1% change in interest rates would have resulted in a pre-tax loss in earnings and cash flows of approximately $1.7 million and $2.8 million, including the effects of interest rate swaps, in 2002 and 2001, respectively.  In 2003, the Company does not anticipate the potential loss due to a 1% change in interest rates to vary materially from the estimated impact in 2002.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)

January 31, 2003		February 1, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 121,318	$ 261,525
Merchandise inventories	1,123,031	1,131,023
Deferred income taxes	33,860	105,091
Other current assets	45,699	58,408
Total current assets	1,323,908	1,556,047
Net property and equipment	993,822	988,915
Other assets, net	15,423	7,423
Total assets	$ 2,333,153	$ 2,552,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 16,209	$ 395,675
Accounts payable	341,303	322,463
Accrued expenses and other	239,898	242,780
Litigation settlement payable	-	162,000
Income taxes payable	67,091	10,633
Total current liabilities	664,501	1,133,551
Long-term obligations	330,337	339,470
Deferred income taxes	50,247	37,646
Commitments and contingencies
Shareholders’ equity:
Series B junior participating preferred stock, stated value $0.50 per share; Shares authorized: 10,000,000; Issued: None	-	-
Common stock, par value $0.50 per share; Shares authorized: 500,000,000; Issued: 2002-333,340,000; 2001-332,718,000	166,670	166,359
Additional paid-in capital	313,269	301,848
Retained earnings	812,220	579,265
Accumulated other comprehensive loss	(1,349)	(3,228)
	1,290,810	1,044,244
Less common stock purchased by employee deferred compensation trust: 2002-140,000; 2001-112,000	2,742	2,395
Less unearned compensation related to outstanding restricted stock	-	131
Total shareholders’ equity	1,288,068	1,041,718
Total liabilities and shareholders’ equity	$ 2,333,153	$ 2,552,385

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	For the years ended
	January 31, 2003		February 1, 2002		February 2, 2001
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$ 6,100,404	100.00%	$ 5,322,895	100.00%	$ 4,550,571	100.00%
Cost of goods sold	4,376,138	71.74	3,813,483	71.64	3,299,668	72.51
Gross profit Selling, general and administrative	1,724,266	28.26	1,509,412	28.36	1,250,903	27.49
	1,296,542	21.25	1,135,801	21.34	934,899	20.54
Litigation settlement expense and related proceeds	(29,541)	(0.49)	-	-	162,000	3.56
Operating profit	457,265	7.50	373,611	7.02	154,004	3.39
Interest expense	42,639	0.70	45,789	0.86	45,357	1.00
Income before taxes on income	414,626	6.80	327,822	6.16	108,647	2.39
Provisions for taxes on income	149,680	2.46	120,309	2.26	38,005	0.84
Net income	$ 264,946	4.34%	$ 207,513	3.90%	$ 70,642	1.55%

Diluted earnings per share	$ 0.79		$ 0.62		$ 0.21
Weighted average diluted shares (000s)	335,050		335,017		333,858
Basic earnings per share	$ 0.80		$ 0.63		$ 0.21
Weighted average basic shares (000s)	333,055		332,263		329,741

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY For the years ended January 31, 2003, February 1, 2002, and February 2, 2001 (Dollars in thousands except per share amounts)
Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held in Trust	Unearned Compensation	Total
Balances, January 28, 2000	$ 165,411	$ 229,906	$ 450,036	$ -	$ -	$ -	$ 845,353
Net income	-	-	70,642	-	-	-	70,642
Cash dividends, $0.12 per common share	-	-	(42,266)	-	-	-	(42,266)
Issuance of common stock under stock incentive plans (4,103,000 shares)	2,052	32,078	-	-	-	-	34,130
Tax benefit from exercise of options	-	19,018	-	-	-	-	19,018
Repurchase of common stock, net (3,634,000 shares)	(1,817)	2,923	(64,094)	-	-	-	(62,988)
Purchase of common stock by employee deferred compensation trust, net (94,000 shares)	-	-	-	-	(2,126)	-	(2,126)
Balances, February 2, 2001	$ 165,646	$ 283,925	$ 414,318	$ -	$ (2,126)	$ -	$ 861,763
Comprehensive income:
Net income	-	-	207,513	-	-	-	207,513
Cumulative effect of SFAS No. 133	-	-	-	(2,044)	-	-	(2,044)
Net change in fair value of derivatives	-	-	-	(2,285)	-	-	(2,285)
Reclassification of net loss on derivatives	-	-	-	1,101	-	-	1,101
Comprehensive income							204,285
Cash dividends, $0.13 per common share	-	-	(42,566)	-	-	-	(42,566)
Issuance of common stock under stock incentive plans (1,395,000 shares)	697	11,571	-	-	-	-	12,268
Tax benefit from exercise of options	-	5,819	-	-	-	-	5,819
Purchase of common stock by employee deferred compensation trust, net (19,000 shares)	-	-	-	-	(269)	-	(269)
Issuance of restricted stock (32,000 shares)	16	533	-	-	-	(549)	-
Amortization of restricted stock	-	-	-	-	-	418	418
Balances, February 1, 2002	$ 166,359	$ 301,848	$ 579,265	$ (3,228)	$ (2,395)	$ (131)	$ 1,041,718
Comprehensive income:
Net income	-	-	264,946	-	-	-	264,946
Net change in fair value of derivatives	-	-	-	277	-	-	277
Reclassification of net loss on derivatives	-	-	-	1,602	-	-	1,602
Comprehensive income							266,825
Cash dividends, $0.13 per common share, net of accruals (see Note 5)	-	-	(31,991)	-	-	-	(31,991)
Issuance of common stock under stock incentive plans (710,000 shares)	355	4,666	-	-	-	-	5,021
Tax benefit from exercise of options	-	2,372	-	-	-	-	2,372
Purchase of common stock by employee deferred compensation trust, net (27,000 shares)	-	(98)	-	-	(347)	-	(445)
Amortization of restricted stock	-	-	-	-	-	131	131
Contribution of capital (see Note 13)	-	6,031	-	-	-	-	6,031
Other equity transactions	(44)	(1,550)	-	-	-	-	(1,594)
Balances, January 31, 2003	$ 166,670	$ 313,269	$ 812,220	$ (1,349)	$ (2,742)	$ -	$ 1,288,068

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the years ended
	January 31, 2003	February 1, 2002	February 2, 2001
Cash flows from operating activities:
Net income	$ 264,946	$ 207,513	$ 70,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,959	122,967	111,399
Deferred income taxes	82,867	7,743	(77,942)
Tax benefit from stock option exercises	2,372	5,819	19,018
Litigation settlement	(162,000)	-	162,000
Change in operating assets and liabilities:
Merchandise inventories	7,992	(118,788)	(59,803)
Other current assets	12,566	(13,540)	4,650
Accounts payable	18,840	25,201	(47,336)
Accrued expenses and other	14,610	25,907	39,391
Income taxes	56,458	(5,907)	(9,545)
Other	430	8,713	3,031
Net cash provided by operating activities	434,040	265,628	215,505
Cash flows from investing activities:
Purchase of property and equipment	(134,315)	(125,365)	(216,584)
Proceeds from sale of property and equipment	481	1,293	97,612
Net cash used in investing activities	(133,834)	(124,072)	(118,972)
Cash flows from financing activities:
Issuance of long-term obligations	-	-	199,595
Repayments of long-term obligations	(397,094)	(11,823)	(112,276)
Payment of cash dividends	(42,638)	(42,517)	(42,237)
Proceeds from exercise of stock options	5,021	12,268	34,130
Repurchase of common stock, net	-	-	(62,988)
Other financing activities	(5,702)	(269)	(5,189)
Net cash provided by (used in) financing activities	(440,413)	(42,341)	11,035
Net increase (decrease) in cash and cash equivalents	(140,207)	99,215	107,568
Cash and cash equivalents, beginning of year	261,525	162,310	54,742
Cash and cash equivalents, end of year	$ 121,318	$ 261,525	$ 162,310
Supplemental cash flow information:
Cash paid during year for:
Interest	$ 41,605	$ 50,297	$ 50,027
Income taxes	$ 1,834	$ 110,944	$ 104,311
Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment under capital lease obligations	$ 8,453	$ 17,169	$ 126,290

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2003, 2002, 2001 and 2000, which represent fiscal years ending or ended January 30, 2004, January 31, 2003, February 1, 2002 and February 2, 2001, respectively.  The Company’s fiscal year ends on the Friday closest to January 31.  There will be 52 weeks in the fiscal year ending January 30, 2004, and there were 52 weeks in the fiscal years ended January 31, 2003 and February 1, 2002.  There were 53 weeks in the fiscal year ended February 2, 2001.  The consolidated financial statements include all subsidiaries, except for its not-for-profit subsidiary whose assets and revenues are not material.  Intercompany transactions have been eliminated.

The Company sells general merchandise on a retail basis through 6,113 stores (as of January 31, 2003) located predominantly in small towns in the southern, eastern and midwestern United States.  The Company has distribution centers (“DCs”) in Scottsville, Kentucky; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri; Alachua, Florida and Zanesville, Ohio.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 11% of the Company’s purchases in 2002 were made from Procter and Gamble.  No other supplier accounted for more than 4% of the Company’s purchases in 2002.

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

Merchandise inventories

Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method. The excess of current cost over LIFO cost was approximately $5.9 million at January 31, 2003, $14.8 million at February 1, 2002 and $18.3 million at February 2, 2001. Current cost is determined using the retail first-in first-out method.  LIFO reserves decreased $8.9 million, $3.5 million and $0.4 million in 2002, 2001 and 2000, respectively. Costs directly associated with warehousing and distribution are capitalized into inventory.

Pre-opening costs

Pre-opening costs for new stores are expensed as incurred.

Property and equipment

Property and equipment are recorded at cost.  The Company provides for depreciation on a straight-line basis over the following estimated useful lives:

Land improvements	20
Buildings	39-40
Leasehold improvements	8
Furniture, fixtures and equipment	3-10

Impairment of long-lived assets

When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, other than goodwill, in relation to the operating performance and future undiscounted cash flows of the underlying assets.  The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than the book value.  Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.  The Company recorded impairment charges of approximately $1.1 million and $3.6 million in 2001 and 2000, respectively, to reduce the carrying value of the Homerville, Georgia DC (which was closed in fiscal 2000).  These charges were included in Selling, general and administrative (“SG&A”) expense.

Other assets

Other assets consist primarily of debt issuance costs which are amortized over the life of the related obligations, security deposits and goodwill.

Vendor rebates

The Company records vendor rebates, primarily consisting of new store allowances and volume purchase rebates, when realized.  The rebates are recorded as a reduction to inventory purchases, at cost, which has the effect of reducing cost of goods sold, as prescribed by Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).

Operating leases

Contingent rentals. The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable, in accordance with EITF Issue No. 98-9, “Accounting for Contingent Rent.” The amount expensed but not paid as of January 31, 2003 and February 1, 2002 was approximately $9.0 million and $7.9 million, respectively, and is included in Accrued expenses and other in the accompanying consolidated balance sheets. (See Notes 5 and 9 for further discussion).

Deferred rent. The Company records rental expense on a straight-line basis over the base, non-cancellable lease term.  Any difference between the calculated expense and the amounts actually paid are reflected as a liability in Accrued expenses and other in the accompanying consolidated balance sheets and totaled approximately $3.5 million and $3.0 million at January 31, 2003 and February 1, 2002, respectively.

Insurance claims provisions

The Company retains a significant portion of risk for its workers' compensation, employee health, general liability, property and automobile claim exposures.  Accordingly, provisions are made for the Company's estimates of such risks.  Actuaries are utilized to determine the undiscounted future claim costs for the workers' compensation, general liability, and health claim risks.  To the extent that subsequent claim costs vary from those estimates, future results of operations will be affected. The Greater Cumberland Insurance Company (“GCIC”), a Vermont-based wholly-owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers' compensation and non-property general liability exposures.  GCIC currently insures no unrelated third-party risk.

Fair value of financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, receivables and payables approximate their respective fair values.  At January 31, 2003 and February 1, 2002, the fair value of the Company’s debt, excluding capital lease obligations, was approximately $287.0 million and $268.5 million, respectively, based upon the estimated market value of the debt at those dates.  Such fair value is less than the carrying value of the debt at January 31, 2003 and February 1, 2002, by approximately $7.4 million and $27.1 million, respectively.  Fair values are based primarily on quoted prices for those or similar instruments.  A discussion of the carrying value and fair value of the Company’s derivative financial instruments is included in the section entitled “Derivative financial instruments” below.

Derivative financial instruments

Effective February 3, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138 and interpreted by numerous Financial Accounting Standards Board (“FASB”) Issues. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also established new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. For 2002 and 2001, the consolidated financial statements include the provisions required by SFAS No. 133, while the 2000 consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time. The adoption of the provisions of SFAS No. 133 at the beginning of 2001 was immaterial to the Company’s financial position and results of operations.

The Company uses derivative financial instruments primarily to reduce its exposure to adverse fluctuations in interest rates and, to a much lesser extent, other market exposures. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the consolidated balance sheets at fair value in either Other assets, net or Accrued expenses and other, depending on whether the amount is an asset or liability.

The fair values of derivatives used to hedge or modify the Company’s risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in the Company’s risk relating to adverse fluctuations in interest rates and other market factors. In addition, the earnings impact resulting from the Company’s derivative instruments is recorded in the same line item within the consolidated statements of income as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in the results of operations.

The Company primarily executes derivative transactions with major financial institutions. These counterparties expose the Company to credit risk in the event of non- performance. The amount of such exposure is limited to the unpaid portion of amounts due to the Company pursuant to the terms of the derivative financial instruments, if any. Although there are no collateral requirements if a downgrade in the credit rating of these counterparties occur, management believes that this exposure is mitigated by provisions in the derivative agreements which allow for the legal right of offset of any amounts due to the Company from the counterparties with any amounts payable to the counterparties by the Company. As a result, management considers the risk of counterparty default to be minimal.

At February 1, 2002, the Company was party to an interest rate swap agreement with a notional amount of $100 million. The Company designated this agreement as a hedge of the floating rate commitments relating to a portion of its synthetic lease agreements (see Note 7). Under the terms of the agreement, the Company paid a fixed rate of 5.60% and received a floating rate (LIBOR) on the $100 million notional amount through September 1, 2002. This interest rate swap matured in September 2002, and, as of January 31, 2003, the Company was party to no outstanding derivative financial instruments. During 2002 and 2001 this derivative was 100% effective in hedging the floating rate commitments relating to the underlying exposure being hedged. Accordingly, no hedge ineffectiveness was recognized by the Company relating to this hedging relationship.

During 2002, the Company recorded a $1.9 million decrease to Other comprehensive loss, net of both income taxes and reclassifications to earnings, primarily related to recognized net losses on its interest rate swap agreement, which generally offset cash flow gains relating to the underlying synthetic lease agreements being hedged during the year. The Company did not discontinue any hedging relationships during 2002.

The following table summarizes activity in Other comprehensive loss related to derivatives held by the Company during the period from February 2, 2002, through January 31, 2003 (in thousands):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated net losses as of February 1, 2002	$ (5,100)	$ 1,872	$ (3,228)
Net change in fair value of derivatives	437	(160)	277
Net losses reclassified from Other comprehensive loss into earnings	2,530	(928)	1,602
Accumulated net losses as of January 31, 2003	$ (2,133)	$ 784	$ (1,349)

The balance remaining in Other comprehensive loss at January 31, 2003 relates solely to deferred losses realized in June 2000 on the settlement of an interest rate derivative that was designated and effective as a cash flow hedge of the Company’s forecasted issuance of its $200 million of fixed rate notes in June 2000 (see Note 7). This amount will be reclassified into earnings as an adjustment to the effective interest expense on the fixed rate notes through their maturity date in June 2010. The Company estimates that it will reclassify into earnings during the next twelve months approximately $0.2 million of the net amount recorded in Other comprehensive loss as of January 31, 2003.

Stock-based compensation

The Company grants stock options having a fixed number of shares and an exercise price equal to the fair value of the stock on the date of grant to certain executive officers, directors and key employees.  The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires the use of option valuation models that were not developed for use in valuing employee stock options.  Under APB No. 25, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

(Amounts in thousands except per share data)	2002	2001	2000
Net income – as reported	$ 264,946	$ 207,513	$ 70,642
Less pro forma effect of stock option grants	15,217	11,461	19,837
Net income – pro forma	$ 249,729	$ 196,052	$ 50,805
Earnings per share – as reported
Basic	$ 0.80	$ 0.63	$ 0.21
Diluted	$ 0.79	$ 0.62	$ 0.21
Earnings per share – pro forma
Basic	$ 0.75	$ 0.59	$ 0.15
Diluted	$ 0.75	$ 0.59	$ 0.15

The pro forma effects on net income for 2002, 2001 and 2000 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995.

The Company has historically permitted employees to use shares acquired through the exercise of stock options to satisfy tax-withholding requirements in excess of minimum employer statutory withholding rates.  The Company recognizes compensation expense for such stock option exercises and grants in accordance with the provisions of EITF 87-6, “Adjustments Relating to Stock Compensation Plans,” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB 25,” as applicable.  On December 17, 2001, the Company modified its personnel policies to eliminate the employee excess tax-withholding option.

During 2001, the Company modified its stock incentive plans to extend the exercise period for outstanding stock option grants from one to three years for estates of deceased employees, to the extent that the stock options were fully vested at the date of death.  However, this modification did not extend the ten-year maximum contractual exercise term following the date of grant.  In accordance with the provisions of APB No. 25, as interpreted, this modification has resulted in the recording of compensation expense, using the intrinsic-value based method of accounting, only for those vested stock options held by estates of employees which would benefit from the extended exercise period.  On the modification date, the Company could not estimate whether and to what extent estates of deceased employees would benefit from this modification and, accordingly, no compensation expense was recorded during 2001.  However, in subsequent periods, the Company has recognized and will continue to recognize compensation expense for those estates of deceased employees that benefit from the extended exercise period, and, it is possible that such compensation expense could materially affect future consolidated financial statements. The Company recognized compensation expense relating to its stock option plans of approximately $0.1 million and $1.9 million in 2001 and 2000, respectively. There was no such expense in 2002.

The Company also periodically awards restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company’s Board of Directors, which purchase price may be set at zero, to certain executive officers, directors and key employees.  The Company also accounts for restricted stock grants in accordance with APB No. 25 and related interpretations.  Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the restricted stock award is earned by the recipient.  The Company recognized compensation expense relating to its restricted stock awards of approximately $0.1 million, $0.4 million, and $-0- in 2002,  2001, and 2000, respectively. (See Note 12 for further disclosure relating to stock incentive plans).

Revenue and gain recognition

The Company recognizes sales at the time the sale is made to the customer. The Company records gain contingencies when realized.

Advertising costs

Advertising costs are expensed as incurred and were $7.1 million, $6.6 million, and $7.0 million in 2002, 2001, and 2000, respectively.

Interest during construction

To assure that interest costs properly reflect only that portion relating to current operations, interest on borrowed funds during the construction of property and equipment is capitalized.  Interest costs capitalized were approximately $0.1 million, $1.3 million and $6.7 million in 2002, 2001 and 2000, respectively.

Income taxes

The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events, which have been recognized in the Company’s consolidated financial statements or income tax returns.  Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities.

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

 Accounting pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  The Company began to apply the new accounting rules effective February 2, 2002.  The adoption of SFAS No. 142 did not have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted this statement on February 2, 2002.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  Generally, under SFAS No. 145, gains and losses from debt extinguishments will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 on February 1, 2003 and believes the adoption of SFAS No. 145 will not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan.  The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 is an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of January 31, 2003.  The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on EITF 02-16, which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs.  As clarified by the EITF in January 2003, this issue is effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively and are consistent with the Company’s existing accounting policy. Accordingly, the adoption of EITF 02-16 did not and will not have a material impact on the Company’s financial position or results or operations.

FASB Interpretation No. 46, “Accounting for Variable Interest Entities” (“FIN 46”), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply for “older” entities in the first fiscal year or interim period beginning after June 15, 2003, which would apply for the Company beginning in the third quarter of 2003. The Company is currently evaluating the impact that the adoption of FIN 46 will have on its financial position and results of operations when adopted in 2003.

Reclassifications

Certain reclassifications of the 2001 and 2000 amounts have been made to conform to the 2002 presentation.

2.

Cash and short-term borrowings

The Company’s cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment.  Outstanding but unpresented checks totaling approximately $91.3 million and $74.6 million at January 31, 2003 and February 1, 2002, respectively, have been included in Accounts payable in the accompanying consolidated balance sheets.  Upon presentation for payment, they will be funded through available cash balances or the Company’s existing credit facilities.

The Company closed on a new revolving credit facility in June 2002, which included a $150 million, 364-day revolving credit facility. There were no amounts outstanding under this facility during 2002. Borrowings under this facility, if any, are subject to restrictive covenants. As a result of the new facility, the Company terminated a $175 million revolving credit facility that was scheduled to expire in September 2002.  There were no borrowings outstanding under the $175 million facility at February 1, 2002 (see Note 7).

The weighted average interest rate for all short-term borrowings was 4.0% in 2001.

At January 31, 2003 and February 1, 2002, the Company had commercial letter of credit facilities totaling $150.0 million and $210.0 million, respectively, of which $85.3 million and $72.9 million, respectively, were outstanding for the funding of imported merchandise purchases.

3.

Inventory markdown

In the fourth quarter of 2000, the Company determined that it had certain excess inventory that would require a markdown to assist with its disposition. Accordingly, the Company recorded a markdown that had the impact of reducing inventory at cost at February 2, 2001 and increasing cost of goods sold in the fourth quarter of 2000 by approximately $21.5 million. The Company recorded an additional markdown relating to this inventory in the second half of 2002 which increased cost of goods sold and decreased inventory by approximately $3 million.  Approximately $25 million (at cost) of this inventory remains on hand at January 31, 2003.  The Company anticipates that any further markdowns required to assist with the disposition of the remaining inventory identified as excess in the fourth quarter of 2000 will be immaterial to its future financial position and results of operations.

4.

Property and equipment

Property and equipment is recorded at cost and summarized as follows:

(In thousands)	2002	2001
Land and land improvements	$ 145,508	$ 144,490
Buildings	333,764	331,795
Leasehold improvements	157,014	140,893
Furniture, fixtures and equipment	940,323	847,181
Construction in progress	1,214	9,334
	1,577,823	1,473,693
Less accumulated depreciation and amortization	584,001	484,778
Net property and equipment	$ 993,822	$ 988,915

Depreciation expense related to property and equipment was approximately $135.3 million, $122.3 million and $110.9 million in 2002, 2001 and 2000, respectively. Amortization of capital lease assets is included in depreciation expense.

5.

Accrued expenses and other

Accrued expenses and other consist of the following:

(In thousands)	2002	2001
Compensation and benefits	$ 63,868	$ 69,100
Insurance	73,528	58,007
Taxes (other than taxes on income)	29,695	26,313
Dividends	-	10,647
Freight	7,809	7,768
Other	64,998	70,945
	$ 239,898	$ 242,780

6.

Income taxes

The provision for taxes on income consists of the following:

(In thousands)	2002	2001	2000
Current:
Federal	$ 55,646	$ 103,988	$ 103,158
State	11,167	8,578	12,789
66,813		112,566	115,947
Deferred:
Federal	83,138	5,823	(66,781)
State	(271)	1,920	(11,161)
82,867		7,743	(77,942)
	$ 149,680	$ 120,309	$ 38,005

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(In thousands)	2002		2001		2000
U.S. federal statutory rate on earnings before income taxes	$ 145,119	35.0%	$ 114,735	35.0%	$ 38,026	35.0%
State income taxes, net of federal income tax benefit	6,620	1.6%	6,590	2.0%	402	0.4%
Jobs credits, net of federal income taxes	(2,745)	(0.7)%	(1,480)	(0.5)%	(1,123)	(0.9)%
Increase in valuation allowance	463	0.1%	233	0.1%	657	0.5%
Other	223	0.1%	231	0.1%	43	0.0%
	$ 149,680	36.1%	$ 120,309	36.7%	$ 38,005	35.0%

Sources of deferred tax assets and deferred tax liabilities are as follows:

(In thousands)	2002	2001
Deferred tax assets:
Deferred compensation expense	$ 14,098	$ 17,698
Accrued expenses and other	4,526	9,431
Workers compensation-related insurance liabilities	6,905	5,592
Deferred gain on sale/leasebacks	2,922	3,067
Litigation settlement	-	63,000
Other	5,011	4,010
State tax net operating loss carryforwards	10,020	2,277
State tax credit carryforwards	1,437	625
	44,919	105,700
Less valuation allowance	(2,813)	(2,350)
Total deferred tax assets	42,106	103,350
Deferred tax liabilities:
Property and equipment	(54,885)	(33,758)
Inventories	(2,855)	(1,191)
Other	(753)	(956)
Total deferred tax liabilities	(58,493)	(35,905)
Net deferred tax assets (liabilities)	$ (16,387)	$ 67,445

State net operating loss carryforwards as of January 31, 2003, totaled approximately $245.9 million and will expire between 2003 and 2023.  The valuation allowance has been provided for certain state loss carryforwards and state tax credits.  The change in the valuation allowance was $0.5 million, $0.2 million, and $0.7 million in 2002, 2001, and 2000, respectively.  Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

7.

Long-term obligations

Long-term obligations consist of the following:

(In thousands)	January 31, 2003	February 1, 2002
8 5/8% Notes due June 15, 2010, net of discount of $319 and $362, at January 31, 2003 and February 1, 2002, respectively	$ 199,681	$ 199,638
Capital lease obligations	52,086	439,476
Financing obligations (see Note 9)	94,779	95,979
Other	-	52
	346,546	735,145
Less: current portion	(16,209)	(395,675)
Long-term portion	$ 330,337	$ 339,470

The Company closed on a $450 million revolving credit facility (the “Credit Facilities”) in June 2002, pursuant to which SunTrust Bank is serving as Administrative Agent, Credit Suisse First Boston is the Syndication Agent and KeyBank N.A. and U.S. Bank N.A. are Co-Documentation Agents.  The Company used the Credit Facilities (i) to replace a $175 million revolving credit agreement (the “Old Credit Facility”), under which no amounts were outstanding at February 1, 2002, and to refinance $383 million outstanding under two synthetic lease facilities (the “Synthetic Lease Facilities”), which were scheduled to expire and mature, respectively, in September 2002, and (ii) for working capital and other general corporate purposes.  The Credit Facilities are comprised of a $300 million three-year revolving credit facility, and a $150 million 364-day revolving credit facility.  The Company pays interest on funds borrowed under the Credit Facilities at rates that are subject to change based upon the rating of the Company’s senior debt by independent agencies.  The Company has two interest rate options, base rate (which is usually equal to prime rate) and LIBOR.  At the Company’s current ratings, the facility fees are 37.5 basis points and 32.5 basis points on the two facilities, respectively.  The all-in drawn margin under the LIBOR option is LIBOR plus 237.5 basis points on both facilities.  The all-in drawn margin under the base rate option is the base rate plus 125 basis points and the base rate plus 120 basis points on the two facilities, respectively.  The Credit Facilities are collateralized by the same real estate assets that served as collateral for the Synthetic Lease Facilities: approximately 400 of the Company’s retail stores, its headquarters and two of its DCs.  As of January 31, 2003, the Company had no outstanding borrowings and $15 million of standby letters of credit under the Credit Facilities.  The standby letters of credit reduce the borrowing capacity of the Credit Facilities. The Credit Facilities contain financial covenants which include the ratio of debt to cash flow, fixed charge coverage, asset coverage, minimum allowable consolidated net worth (approximately $1.08 billion as of January 31, 2003) and maximum allowable capital expenditures.  As of January 31, 2003, the Company was in compliance with all of these covenants.

On June 21, 2000, the Company sold $200 million principal amount of 8 5/8% Notes due June 2010 (the “Old Notes”) in a private offering under Rule 144A of the Securities Act of 1933.  Subsequent to the offering, the Company and its guarantor subsidiaries filed a registration statement on Form S-4 enabling the Company to exchange its 8 5/8% Exchange Notes due June 2010 (the “New Notes” and, together with the Old Notes, the “Notes”) for all outstanding Old Notes.

The Notes require semi-annual interest payments in June and December of each year through June 15, 2010, at which time the entire balance becomes due and payable.  In addition, the Notes may be redeemed by the holders thereof at 100% of the principal amount, plus accrued and unpaid interest, on June 15, 2005.  The Notes contain certain restrictive covenants.  At January 31, 2003, the Company was in compliance with all such covenants.

In June 2000, DCs in Indianola, Mississippi and Fulton, Missouri were purchased by the Company and subsequently sold in sale-leaseback transactions resulting in twenty-two year, triple net leases with renewal options for an additional thirty years.  These properties were refinanced to bolster liquidity and diversify sources of funds.

The Company received waivers during 2001 and 2002 with respect to the leases of its DCs in Indianola, Mississippi and Fulton, Missouri. These waivers cured any alleged default of covenants under the leases as a result of the Company’s representations regarding its previous audited financial statements and the restatement of such financial statements. The Company reached agreement with all relevant parties to effect such waivers and in 2002 incorporated certain amendments in the lease documents, as a material inducement to obtain such waivers. The amendments to the leases involve the Company’s agreeing to comply with all obligations under its revolving credit agreements, as in effect from time to time, including, without limitation, all affirmative and financial covenants and to not violate any negative covenants set forth in such agreements.

Throughout 2001, the Company obtained waivers from its lenders to extend the requirement to deliver its audited 2000 financial statements, and unaudited 2001 quarterly financial statements, as a result of delays related to its restated financial statements (see Note 1).  The Company executed waivers with its various lenders during 2001, certain of which prohibited the Company from repurchasing its shares, limited its capital expenditures, increased its cost of borrowing and accelerated the maturity of one of the Synthetic Lease Facilities. The Company paid a total of approximately $1.6 million in fees during 2001 for all of the waivers and amendments, which are included in SG&A expenses.

8.

Earnings per share

The amounts reflected below are in thousands except per share data.

2002
Income		Shares	Per Share Amount
Net income	$ 264,946	333,055	$ 0.80
Effect of dilutive stock options		1,995
Diluted earnings per share	$ 264,946	335,050	$ 0.79

2001
Income		Shares	Per Share Amount
Net income	$ 207,513	332,263	$ 0.63
Effect of dilutive stock options		2,754
Diluted earnings per share	$ 207,513	335,017	$ 0.62

2000
Income		Shares	Per Share Amount
Net income	$ 70,642	329,741	$ 0.21
Effect of dilutive stock options		4,117
Diluted earnings per share	$ 70,642	333,858	$ 0.21

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share was determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 18.3 million, 14.4 million and 10.2 million in 2002, 2001 and 2000, respectively.

9.

Commitments and contingencies

Leases

As of January 31, 2003, the Company was committed under capital and operating lease agreements and financing obligations for most of its retail stores, four of its DCs, and certain of its furniture, fixtures and equipment.  Most of the stores are operated under traditional operating leases that include renewal options for periods ranging from two to five years. Approximately half of the stores have provisions for contingent rentals based upon a percentage of defined sales volume.  Certain leases contain restrictive covenants.  As of January 31, 2003, the Company was in compliance with such covenants.

In January 1999 and April 1997, the Company sold its DCs located in Ardmore, Oklahoma and South Boston, Virginia, respectively, for 100% cash consideration.  Concurrent with the sale transactions, the Company leased the properties back for periods of 23 and 25 years, respectively.  The transactions have been recorded as financing obligations rather than sales as a result of, among other things, the lessor’s ability to put the properties back to the Company under certain circumstances.  The property and equipment, along with the related lease obligations, associated with these transactions are recorded in the accompanying consolidated balance sheets.

Future minimum payments as of January 31, 2003, for capital leases, operating leases and financing obligations, are as follows:

	Capital leases	Financing obligations	Operating leases
(In thousands)
2003	$ 18,498	$ 9,283	$ 178,094
2004	18,392	9,283	158,876
2005	12,546	9,283	118,526
2006	6,134	9,283	80,692
2007	3,372	9,565	55,298
Thereafter	2,857	156,332	199,975

Total minimum payments	61,799	203,029	$ 791,461
Less: Imputed interest	(9,713)	(108,250)
Present value of net minimum lease payments	52,086	94,779
Less: current portion	(14,605)	(1,604)
Long-term portion	$ 37,481	$ 93,175

Capital leases were discounted at an effective interest rate of approximately 8.4% at January 31, 2003.  The gross amount of property and equipment recorded under capital leases or financing obligations at January 31, 2003 and February 1, 2002, was $184.3 million and $556.9 million, respectively.

Rent expense under all operating leases was as follows:

(In thousands)	2002	2001	2000
Minimum rentals	$ 200,724	$ 173,060	$ 141,627
Contingent rentals	15,621	12,774	12,584
	$ 216,345	$ 185,834	$ 154,211

Legal proceedings

Restatement-Related Proceedings. On April 30, 2001, the Company announced that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1999 and 1998, and to restate the unaudited financial information for fiscal year 2000 that had been previously released by the Company. The Company subsequently restated such financial statements and financial information by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002.

The Securities and Exchange Commission is conducting an investigation into the circumstances that gave rise to the Company’s April 30, 2001 announcement.  The Company is cooperating with this investigation by providing documents, testimony and other information to the Securities and Exchange Commission.  At this time, the Company is unable to predict the outcome of this investigation and the ultimate effects on the Company, if any.

As previously discussed in the Company’s periodic reports filed with the Securities and Exchange Commission, the Company and the individual current and former Company director and officer defendants settled the lead shareholder derivative action relating to the restatement that had been filed in Tennessee State Court.  The settlement agreement provided for a payment to the Company from a portion of the proceeds of the Company’s director and officer liability insurance policies as well as certain corporate governance and internal control enhancements.  The terms of such agreement required that all of the derivative cases, including the federal derivative cases  previously described in the Company’s periodic reports filed with the Securities and Exchange Commission, be dismissed with prejudice by the courts in which they were pending in order for the settlement to be effective.  Following confirmatory discovery, the settlement agreement received final approval by the Tennessee State Court on June 4, 2002.  All other derivative cases pending in the Tennessee State Court were subsequently dismissed. The federal derivative actions were dismissed on September 3, 2002.

The settlement of the shareholder derivative lawsuits resulted in a net payment to the Company, after attorneys’ fees payable to the plaintiffs’ counsel, of approximately $25.2 million in August 2002, which was recorded as income during the third quarter of 2002.

Also as previously discussed in the Company’s periodic reports filed with the Securities and Exchange Commission, the Company settled the consolidated restatement-related class action lawsuit filed in the United States District Court for the Middle District of Tennessee on behalf of a class of persons who purchased or otherwise made an investment decision regarding the Company’s securities and related derivative securities between March 5, 1997 and January 14, 2002.  The $162 million settlement was approved by the court on May 24, 2002 and was paid in the first half of 2002.  This amount had been previously expensed by the Company in the fourth quarter of 2000.  The Company received from its insurers $4.5 million in respect of such settlement in July 2002, which was recorded as income during the second quarter of 2002.  In connection with the settlement, plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the class settlement and may elect to pursue recovery against the Company individually.  In the fourth quarter of 2002, the Company reached an agreement to settle, and paid, a claim by one such plaintiff and recognized an expense of $0.2 million in respect of such agreement.  To the Company’s knowledge, no other litigation has yet been filed or threatened by parties who opted out of the class action settlement.  The Company cannot predict whether any additional litigation will be filed or estimate the potential liabilities associated with such litigation, but it does not believe that the resolution of any such litigation will have a material adverse effect on the Company’s financial position or results of operations.

Other Litigation.  On March 14, 2002, a complaint was filed in the United States District Court for the Northern District of Alabama to commence a purported collective action against the Company on behalf of current and former salaried store managers.  The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under the Fair Labor Standards Act (“FLSA”).  Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.  This action is still in the initial discovery phase and the court has not found that the case should proceed as a collective action.  The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the action is not appropriate for collective action treatment.  The Company intends to vigorously defend the action.  However, no assurances can be given that the Company will be successful in defending this action on the merits or otherwise, and, if not, the resolution could have a material adverse effect on the Company’s financial position or results of operations.

The Company is involved in other legal actions and claims arising in the ordinary course of business.  The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial position or results of operations.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial position or results of operations.

Other matters

In July of 2002 the Company filed amended federal income tax returns for 1998 and 1999.  In October of 2002 the Company filed its federal income tax returns for 2000 and 2001.  The Internal Revenue Service is currently conducting a normal examination of the Company’s 1998 and 1999 federal income tax returns.  The results of the examination, and any other issues discussed with the IRS in the course of the examination, may result in changes to the Company’s future tax liability.

10.

Employee benefits

Effective January 1, 1998, the Company established a 401(k) savings and retirement plan.  All employees who had completed 12 months of service, worked 1,000 hours per year, and were at least 21 years of age were eligible to participate in the plan.  Employee contributions, up to 6% of annual compensation, were matched by the Company at the rate of $0.50 on the dollar.  The Company also contributed a discretionary amount annually to the plan equal to 2% of each employee’s annual compensation.

Effective January 1, 2003, the Company’s 401(k) savings and retirement plan was amended to allow all employees to participate in the plan and contribute up to 25% of pay from their date of hire.  After employees complete 12 months of service, including 1,000 hours of service, the Company will match employee contributions at a rate of $1.00 for each $1.00 contributed, up to 5% of annual compensation. Expense for this plan was approximately $5.9 million in 2002, $7.4 million in 2001, and $7.2 million in 2000.

Effective January 1, 1998, the Company also established a supplemental retirement plan and a compensation deferral plan for a select group of management and highly compensated employees.  The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and salary level.  Under the compensation deferral plan, participants may defer up to 65% of base pay and 100% of bonus pay.  Effective January 1, 2000, both the supplemental retirement plan and compensation deferral plan were amended and restated so that such plans were combined into one master plan document. Effective January 1, 2003, the plan document was amended to clarify certain provisions and to mirror the 401(k) plan employer contribution provisions that became effective on January 1, 2003, as described above. An employee may be designated for participation in one or both of the plans, according to the eligibility requirements of the plans.  Compensation expense for these plans was approximately $0.2 million in 2002, $0.1 million in 2001, and $0.1 million in 2000.

In September 2000, the supplemental retirement plan and compensation deferral plan assets were invested in Company stock and mutual funds as designated by the plan participants and placed in a rabbi trust.  The mutual funds are stated at fair market value, which is based on quoted market prices, and are included in Other current assets.  In accordance with EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” the Company’s stock is recorded at historical cost and classified as Common stock held in trust.  Pursuant to the terms of the plan, a participant’s account balance will be paid in cash by (a) lump sum, (b) monthly installments over a 5, 10 or 15 year period or (c) a combination of lump sum and installments.  The deferred compensation liability is recorded at the fair value of the investments held in the trust and is included in Accrued expenses and other in the accompanying consolidated balance sheets.

11.

Capital stock

The Company has a Shareholder Rights Plan (the “Plan”) under which Series B Junior Participating Preferred Stock Purchase Rights (the “Rights”) were issued for each outstanding share of common stock.  The Rights were attached to all common stock outstanding as of March 10, 2000, and will be attached to all additional shares of common stock issued prior to the Plan’s expiration on February 28, 2010, or such earlier termination, if applicable.  The Rights entitle the holders to purchase from the Company one one-hundredth of a share (a “Unit”) of Series B Junior Participating Preferred Stock (the “Preferred Stock”), no par value, at a purchase price of $100 per Unit, subject to adjustment.  Initially, the Rights will attach to all certificates representing shares of outstanding common stock, and no separate Rights Certificates will be distributed.  The Rights will become exercisable upon the occurrence of a triggering event as defined in the Plan.

On March 13, 2003, the Company was granted the authority by its Board of Directors to repurchase up to 12 million shares of its outstanding common stock. This authorization expires March 13, 2005.

12.

Stock incentive plans

The Company has established a stock incentive plan under which restricted stock awards and stock options to purchase common stock may be granted to executive officers, directors and key employees.

In 2001, the Company awarded a total of 32,000 shares of restricted stock to certain executive officers at a weighted average fair value of $17.20 per share.  The difference between the market price of the underlying stock and the purchase price, which was set as zero for all restricted stock awards in 2001, on the date of grant was recorded as a reduction of shareholders’ equity as unearned compensation expense and has been amortized to expense on a straight-line basis over the restriction period, which was set at one year for all restricted stock awards in 2001.  Under the terms of the Company’s 1998 Stock Incentive Plan, recipients are entitled to receive cash dividends and to vote their respective shares, but are prohibited from selling or transferring shares prior to vesting.  In addition, the maximum number of shares eligible for issuance under the terms of the Company’s restricted stock award plans has been capped at 100,000.  At January 31, 2003, 68,000 shares were available for grant under the Company’s restricted stock award plan.

All stock options granted in 2002, 2001 and 2000 under the 1998 Stock Incentive Plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant.  Non-qualified options granted under these plans have expiration dates no later than 10 years following the date of grant.

Under the plan, stock option grants are made to key management employees including executive officers, as well as other employees, as prescribed by the Compensation Committee of the Board of Directors.  The number of options granted is directly linked to the employee’s job classification.  Beginning in 2002, vesting provisions for options granted under the plan changed from a combination of Company performance-based vesting and time-based vesting to time-based vesting only.  All options granted in 2002 under the plan vest ratably over a four-year period.

The plans also provide for annual stock option grants to non-employee directors according to a non-discretionary formula.  The number of shares granted is dependent upon current director compensation levels and the fair market value of the stock on the grant date.

Pro forma information regarding net income and earnings per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method of SFAS No. 123. The fair value of options granted during 2002, 2001 and 2000 was $6.15, $6.77 and $10.76, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Expected dividend yield	0.8%	0.8%	0.7%
Expected stock price volatility	35.3%	35.3%	49.0%
Weighted average risk-free interest rate	3.9%	4.8%	6.2%
Expected life of options (years)	6.5	6.0	6.8

The Black-Scholes option model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the balances and activity for all of the Company’s stock option awards for the last three fiscal years is presented below:

	Shares Under Plans	Weighted Average Exercise Price
Balance, January 28, 2000	22,665,909	$ 12.62
Granted	5,795,360	19.75
Exercised	(4,102,739)	7.17
Canceled	(2,267,402)	17.30
Balance, February 2, 2001	22,091,128	15.02
Granted	7,201,728	17.20
Exercised	(1,322,511)	9.75
Canceled	(1,999,583)	18.07
Balance, February 1, 2002	25,970,762	15.65
Granted	4,146,986	15.83
Exercised	(690,515)	6.90
Canceled	(2,510,662)	17.35
Balance, January 31, 2003	26,916,571	$ 15.73

The following table summarizes information about stock options outstanding at January 31, 2003:

	Options Outstanding			Options Exercisable
Range of	Number	Weighted Average Remaining	Weighted Average	Number	Weighted Average Exercise
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
$ 2.66-$10.00	3,624,819	2.1	$ 5.41	2,713,185	$ 5.89
$10.01-$17.00	13,394,423	7.1	14.98	7,825,784	14.53
$17.01-$23.90	9,897,329	6.4	20.52	6,447,389	20.49
$ 2.66-$23.90	26,916,571	6.2	$ 15.73	16,986,358	$ 15.41

At January 31, 2003, there were approximately 6.2 million shares available for granting of stock options under the Company’s stock option plans.

13.

Related party transactions

In July and August of 2002, Cal Turner, the Company’s Chairman and then Chief Executive Officer, made voluntary payments to the Company totaling approximately $6.8 million in cash.  Of such amount, approximately $6.0 million represented the value on April 10, 2002 of stock Mr. Turner acquired on April 7, 1999 and April 20, 2000 upon the exercise of stock options (net of the strike price of such options), which stock Mr. Turner continues to own, and approximately $0.8 million represented the value of performance-based bonuses received by Mr. Turner in April 1999 and April 2000.  Mr. Turner voluntarily paid such amounts to the Company because the options vested and the performance bonuses were paid based on performance measures that were attained under the Company’s originally reported financial results for the period covered by the Company’s restatement.  Those measures would not have been attained under the subsequently restated results.  The Company recorded the approximately $6.0 million receipt as a contribution of capital, which was recorded as an increase in Additional paid-in capital in the accompanying consolidated balance sheet as of January 31, 2003.  The Company recorded the approximately $0.8 million receipt as a reduction of SG&A expenses during the third quarter of 2002.

14.

Segment reporting

The Company manages its business on the basis of one reportable segment.  See Note 1 for a brief description of the Company’s business.  As of January 31, 2003, all of the Company’s operations were located within the United States.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

(In thousands)	2002	2001	2000
Classes of similar products:
Net sales:
Highly consumable	$ 3,674,929	$ 3,085,112	$ 2,518,052
Seasonal	994,250	888,263	706,140
Home products	808,518	767,720	772,262
Basic clothing	622,707	581,800	554,117
	$ 6,100,404	$ 5,322,895	$ 4,550,571

15.

Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended January 31, 2003 and February 1, 2002.  Amounts are in thousands except per share data.

Quarter	First	Second	Third	Fourth
2002:
Net sales	$ 1,389,412	$ 1,453,727	$ 1,497,702	$ 1,759,563
Gross profit	380,292	387,427	428,583	527,964
Net income	45,928	42,362	68,570	108,086
Diluted earnings per share	$ 0.14	$ 0.13	$ 0.20	$ 0.32
Basic earnings per share	$ 0.14	$ 0.13	$ 0.21	$ 0.32

2001:
Net sales	$ 1,202,504	$ 1,225,254	$ 1,309,125	$ 1,586,012
Gross profit	321,425	331,283	381,181	475,523
Net income	36,233	27,100	46,737	97,443
Diluted earnings per share	$ 0.11	$ 0.08	$ 0.14	$ 0.29
Basic earnings per share	$ 0.11	$ 0.08	$ 0.14	$ 0.29

The third quarter 2002 net income and related per share amounts above include pretax insurance proceeds of $25.2 million related to the settlement of the Company’s shareholder derivative litigation (see Note 9). The fourth quarter 2002 and 2001 gross profit and net income and related per share amounts include pretax LIFO adjustments of $8.9 million and $3.5 million, respectively (see Note 1).

16.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for its not-for-profit subsidiary whose assets and revenues are not material (the “Guarantors”), have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under the Notes described in Note 7.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company. In order to participate as a subsidiary guarantor on certain of the Company’s financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain stockholders’ equity of at least $250 million.

The following consolidating schedules present condensed financial information on a combined basis.  Dollar amounts are in thousands.

	As of
	January 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$ 72,799	$ 48,519	$ -	$ 121,318
Merchandise inventories	-	1,123,031	-	1,123,031
Deferred income taxes	8,937	24,923	-	33,860
Other current assets	19,004	1,328,417	(1,301,722)	45,699
Total current assets	100,740	2,524,890	(1,301,722)	1,323,908

Property and equipment, at cost	169,551	1,408,272	-	1,577,823
Less accumulated depreciation and amortization	65,677	518,324	-	584,001
Net property and equipment	103,874	889,948	-	993,822

Other assets, net	2,786,977	38,949	(2,810,503)	15,423

Total assets	$ 2,991,591	$ 3,453,787	$ (4,112,225)	$ 2,333,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 8,202	$ 8,007	$ -	$ 16,209
Accounts payable	1,412,008	230,273	(1,300,978)	341,303
Accrued expenses and other	32,642	208,000	(744)	239,898
Income taxes payable	-	67,091	-	67,091
Total current liabilities	1,452,852	513,371	(1,301,722)	664,501

Long-term obligations	249,748	937,473	(856,884)	330,337

Deferred income taxes	923	49,324	-	50,247

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	166,670	23,853	(23,853)	166,670
Additional paid-in capital	313,269	1,247,279	(1,247,279)	313,269
Retained earnings	812,220	682,487	(682,487)	812,220
Accumulated other comprehensive loss	(1,349)	-	-	(1,349)
	1,290,810	1,953,619	(1,953,619)	1,290,810
Less common stock purchased by employee deferred compensation trust	2,742	-	-	2,742
Total shareholders’ equity	1,288,068	1,953,619	(1,953,619)	1,288,068

Total liabilities and shareholders’ equity	$ 2,991,591	$ 3,453,787	$ (4,112,225)	$ 2,333,153

	As of
	February 1, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$ 217,539	$ 43,986	$ -	$ 261,525
Merchandise inventories	-	1,131,023	-	1,131,023
Deferred income taxes	79,203	25,888	-	105,091
Other current assets	15,406	913,082	(870,080)	58,408
Total current assets	312,148	2,113,979	(870,080)	1,556,047

Property and equipment, at cost	158,347	1,315,346	-	1,473,693
Less accumulated depreciation and amortization	51,832	432,946	-	484,778
Net property and equipment	106,515	882,400	-	988,915
Other assets, net	2,079,572	2,022	(2,074,171)	7,423
Total assets	$ 2,498,235	$ 2,998,401	$ (2,944,251)	$ 2,552,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 65,682	$ 329,993	$ -	$ 395,675
Accounts payable	944,830	247,713	(870,080)	322,463
Accrued expenses and other	66,033	176,747	-	242,780
Litigation settlement payable	162,000	-	-	162,000
Income taxes payable	10,493	140	-	10,633
Total current liabilities	1,249,038	754,593	(870,080)	1,133,551
Long-term obligations	200,460	830,881	(691,871)	339,470
Deferred income taxes	7,019	30,627	-	37,646
Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	166,359	23,853	(23,853)	166,359
Additional paid-in capital	301,848	929,680	(929,680)	301,848
Retained earnings	579,265	428,767	(428,767)	579,265
Accumulated other comprehensive loss	(3,228)	-	-	(3,228)
	1,044,244	1,382,300	(1,382,300)	1,044,244
Less common stock purchased by employee deferred compensation trust	2,395	-	-	2,395
Less unearned compensation related to outstanding restricted stock	131	-	-	131
Total shareholders’ equity	1,041,718	1,382,300	(1,382,300)	1,041,718
Total liabilities and shareholders’ equity	$ 2,498,235	$ 2,998,401	$ (2,944,251)	$ 2,552,385

	For the year ended January 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 130,152	$ 6,100,404	$ (130,152)	$ 6,100,404
Cost of goods sold	-	4,376,138	-	4,376,138
Gross profit	130,152	1,724,266	(130,152)	1,724,266
Selling, general and administrative	114,903	1,311,791	(130,152)	1,296,542
Litigation settlement expense and related proceeds	(29,541)	-	-	(29,541)
Operating profit	44,790	412,475	-	457,265
Interest expense	26,930	15,709	-	42,639
Income before taxes on income	17,860	396,766	-	414,626
Provisions for taxes on income	6,634	143,046	-	149,680
Equity in subsidiaries’ earnings, net of taxes	253,720	-	(253,720)	-
Net income	$ 264,946	$ 253,720	$ (253,720)	$ 264,946

	For the year ended February 1, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 173,070	$ 5,322,895	$ (173,070)	$ 5,322,895
Cost of goods sold	-	3,813,483	-	3,813,483
Gross profit	173,070	1,509,412	(173,070)	1,509,412
Selling, general and administrative	154,362	1,154,509	(173,070)	1,135,801
Operating profit	18,708	354,903	-	373,611
Interest expense	18,913	26,876	-	45,789
Income (loss) before taxes on income	(205)	328,027	-	327,822
Provisions (benefit) for taxes on income	(26)	120,335	-	120,309
Equity in subsidiaries’ earnings, net of taxes	207,692	-	(207,692)	-
Net income	$ 207,513	$ 207,692	$ (207,692)	$ 207,513

	For the year ended February 2, 2001
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 150,932	$ 4,550,571	$ (150,932)	$ 4,550,571
Cost of goods sold	-	3,299,668	-	3,299,668
Gross profit	150,932	1,250,903	(150,932)	1,250,903
Selling, general and administrative	101,906	983,925	(150,932)	934,899
Litigation settlement expense	162,000	-	-	162,000
Operating profit (loss)	(112,974)	266,978	-	154,004
Interest expense	18,372	26,985	-	45,357
Income (loss) before taxes on income	(131,346)	239,993	-	108,647
Provisions (benefit) for taxes on income	(51,562)	89,567	-	38,005
Equity in subsidiaries’ earnings, net of taxes	150,426	-	(150,426)	-
Net income	$ 70,642	$ 150,426	$ (150,426)	$ 70,642

	For the year ended January 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 264,946	$ 253,720	$ (253,720)	$ 264,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,222	119,737	-	134,959
Deferred income taxes	63,204	19,663	-	82,867
Tax benefit from stock option exercises	2,372	-	-	2,372
Litigation settlement	(162,000)	-	-	(162,000)
Equity in subsidiaries’ earnings, net	(253,720)	-	253,720	-
Change in operating assets and liabilities:
Merchandise inventories	-	7,992	-	7,992
Other current assets	(5,605)	(350,209)	368,380	12,566
Accounts payable	532,305	(147,694)	(365,771)	18,840
Accrued expenses and other	(20,113)	35,467	(744)	14,610
Income taxes	(10,493)	66,951	-	56,458
Other	6,255	(3,960)	(1,865)	430
Net cash provided by operating activities	432,373	1,667	-	434,040

Cash flows from investing activities:
Purchase of property and equipment	(12,949)	(121,366)	-	(134,315)
Proceeds from sale of property and equipment	270	211	-	481
Issuance of long-term notes receivable	(130,152)	-	130,152	-
Contribution of capital	(317,602)	-	317,602	-
Net cash used in investing activities	(460,433)	(121,155)	447,754	(133,834)

Cash flows from financing activities:
Issuance of long-term obligations	-	130,152	(130,152)	-
Repayments of long-term obligations	(73,361)	(323,733)	-	(397,094)
Payment of cash dividends	(42,638)	-	-	(42,638)
Proceeds from exercise of stock options	5,021	-	-	5,021
Other financing activities	(5,702)	-	-	(5,702)
Issuance of common stock, net	-	317,602	(317,602)	-
Net cash provided by (used in) financing activities	(116,680)	124,021	(447,754)	(440,413)

Net increase (decrease) in cash and cash equivalents	(144,740)	4,533	-	(140,207)
Cash and cash equivalents, beginning of year	217,539	43,986	-	261,525
Cash and cash equivalents, end of year	$ 72,799	$ 48,519	$ -	$ 121,318

	For the year ended February 1, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 207,513	$ 207,692	$ (207,692)	$ 207,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,968	107,999	-	122,967
Deferred income taxes	(6,892)	14,635	-	7,743
Tax benefit from stock option exercises	5,819	-	-	5,819
Equity in subsidiaries’ earnings, net	(207,692)	-	207,692	-
Change in operating assets and liabilities:
Merchandise inventories	-	(118,788)	-	(118,788)
Other current assets	250	(307,082)	293,292	(13,540)
Accounts payable	281,457	37,036	(293,292)	25,201
Accrued expenses and other	9,063	16,844	-	25,907
Income taxes	4,524	(10,431)	-	(5,907)
Other	5,704	3,009	-	8,713
Net cash provided by (used in) operating activities	314,714	(49,086)	-	265,628

Cash flows from investing activities:
Purchase of property and equipment	(14,098)	(111,267)	-	(125,365)
Proceeds from sale of property and equipment	925	368	-	1,293
Issuance of long-term notes receivable	(173,070)	-	173,070	-
Net cash used in investing activities	(186,243)	(110,899)	173,070	(124,072)

Cash flows from financing activities:
Issuance of long-term obligations	-	173,070	(173,070)	-
Repayments of long-term obligations	(1,057)	(10,766)	-	(11,823)
Payment of cash dividends	(42,517)	-	-	(42,517)
Proceeds from exercise of stock options	12,268	-	-	12,268
Other financing activities	(269)	-	-	(269)
Net cash provided by (used in) financing activities	(31,575)	162,304	(173,070)	(42,341)

Net increase in cash and cash equivalents	96,896	2,319	-	99,215
Cash and cash equivalents, beginning of year	120,643	41,667	-	162,310
Cash and cash equivalents, end of year	$ 217,539	$ 43,986	$ -	$ 261,525

	For the year ended February 2, 2001
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 70,642	$ 150,426	$ (150,426)	$ 70,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,144	98,255	-	111,399
Deferred income taxes	(63,911)	(14,031)	-	(77,942)
Tax benefit from stock option exercises	19,018	-	-	19,018
Litigation settlement	162,000	-	-	162,000
Equity in subsidiaries’ earnings, net	(150,426)	-	150,426	-
Change in operating assets and liabilities:
Merchandise inventories	-	(59,803)	-	(59,803)
Other current assets	12,206	236,946	(244,502)	4,650
Accounts payable	(286,541)	(5,297)	244,502	(47,336)
Accrued expenses and other	4,562	34,829	-	39,391
Income taxes	2,485	(12,030)	-	(9,545)
Other	(4,124)	7,155	-	3,031
Net cash provided by (used in) operating activities	(220,945)	436,450	-	215,505

Cash flows from investing activities:
Purchase of property and equipment	(15,035)	(201,549)	-	(216,584)
Proceeds from sale of property and equipment	165	97,447	-	97,612
Issuance of long-term notes receivable	(150,932)	-	150,932	-
Receipt of dividends	343,515	-	(343,515)	-
Contribution of capital	(873)	-	873	-
Net cash provided by (used in) investing activities	176,840	(104,102)	(191,710)	(118,972)

Cash flows from financing activities:
Issuance of long-term obligations	199,595	150,932	(150,932)	199,595
Repayments of long-term obligations	(1,251)	(111,025)	-	(112,276)
Payment of cash dividends	(42,237)	(343,515)	343,515	(42,237)
Proceeds from exercise of stock options	34,130	-	-	34,130
Repurchase of common stock, net	(62,988)	-	-	(62,988)
Issuance of common stock, net	-	873	(873)	-
Other financing activities	(5,189)	-	-	(5,189)
Net cash provided by (used in) financing activities	122,060	(302,735)	191,710	11,035

Net increase in cash and cash equivalents	77,955	29,613	-	107,568
Cash and cash equivalents, beginning of year	42,688	12,054	-	54,742
Cash and cash equivalents, end of year	$ 120,643	$ 41,667	$ -	$ 162,310

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Dollar General Corporation
Goodlettsville, Tennessee

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 31, 2003 and February 1, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries as of January 31, 2003 and February 1, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States.

 /s/ Ernst & Young LLP

Nashville, Tennessee
March 13, 2003

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND

FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is contained under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive Proxy Statement to be filed for its 2003 Annual Meeting of Shareholders to be held on June 2, 2003 (“2003 Proxy Statement”), which information under such captions is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the captions “Election of Directors,” “Executive Compensation,” “Options Granted in Last Fiscal Year,” “Aggregated Option Exercises in the Last Fiscal Year and Year-End Values,” “Employee Retirement Plan,” “Other Executive Benefits,” “Report of the Compensation Committee” in the 2003 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is contained under the captions “Security  Ownership of Certain Beneficial Owners” and “Security Ownership by Officers and Directors” in the 2003 Proxy Statement, and under the caption “Equity Compensation Plan Information” under Item 5 of this Form 10-K, which information under such captions is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is contained under the caption “Transactions with Management and Others” in the 2003 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14.

CONTROLS AND PROCEDURES

(a)

As of a date within 90 days prior to the filing of this annual report on Form 10-K, the Company, under the supervision and with the participation of the Company’s management, including the Acting Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Acting Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c).

(b)

There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Consolidated Financial Statements (See Item 8) .
	(2)

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

	(3)	Exhibits: See Exhibit Index immediately following the certifications pages.
(b)	(1)

A Current Report on Form 8-K, dated November 7, 2002, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding October  sales results, the  November  sales  outlook,  and  the  conference  call regarding third quarter earnings.

	(2)

A Current Report on Form 8-K, dated November 11, 2002, was filed with the SEC pursuant to Item 5 in connection with an announcement of the appointment of Donald S. Shaffer as the Company’s Acting Chief Executive Officer.

	(3)

A Current Report on Form 8-K, dated November 26, 2002, was furnished to the SEC pursuant to Item 9 in connection with a news release and a conference  call with  respect to earnings for the third quarter of fiscal 2002.

	(4)

A Current Report on Form 8-K, dated November 27, 2002, was furnished to the SEC pursuant to Item 9 regarding officer certifications with respect to the Quarterly Report on Form 10-Q for the third quarter of fiscal 2002.

	(5)	A Current Report on Form 8-K, dated December 5, 2002, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding November sales results and the December sales outlook.
	(6)

A Current Report on Form 8-K, dated January 9, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding December sales results, the January sales outlook and earnings guidance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR GENERAL CORPORATION

Date:  March 18, 2003

By: /s/ Donald S. Shaffer_______________________

Donald S. Shaffer, Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Donald S. Shaffer_____ DONALD S. SHAFFER	Acting Chief Executive Officer and President (Principal Executive Officer)	March 18, 2003
/s/ James J. Hagan_______ JAMES J. HAGAN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2003
/s/ David L. Bere________ DAVID L. BERE	Director	March 18, 2003
/s/ Dennis C. Bottorff____ DENNIS C. BOTTORFF	Director	March 18, 2003
/s/ Barbara L. Bowles____ BARBARA L. BOWLES	Director	March 18, 2003
/s/ James L. Clayton_____ JAMES L. CLAYTON	Director	March 18, 2003
/s/ Reginald D. Dickson___ REGINALD D. DICKSON	Director	March 18, 2003
/s/ E. Gordon Gee_______ E. GORDON GEE	Director	March 18, 2003
/s/ John B. Holland______ JOHN B. HOLLAND	Director	March 18, 2003
/s/ Barbara M. Knuckles__ BARBARA M. KNUCKLES	Director	March 18, 2003
/s/ James D. Robbins_____ JAMES D. ROBBINS	Director	March 18, 2003
/s/ Cal Turner, Jr._______ CAL TURNER, JR.	Chairman	March 18, 2003
/s/ David M. Wilds______ DAVID M. WILDS	Director	March 18, 2003
/s/ William S. Wire, II____ WILLIAM S. WIRE, II	Director	March 18, 2003

CERTIFICATIONS

I, Donald S. Shaffer, certify that:

1.

I have reviewed this annual report on Form 10-K of Dollar General Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 19, 2003

/s/ Donald S. Shaffer_________________________

Donald S. Shaffer

Acting Chief Executive Officer, President and Chief Operating Officer

I, James J. Hagan, certify that:

1.

I have reviewed this annual report on Form 10-K of Dollar General Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 19, 2003

/s/ James J. Hagan____________________

James J. Hagan

Executive Vice President and

Chief Financial Officer

EXHIBIT INDEX

3.1

Restated Charter (incorporated by reference to the Company’s Current Report on Form 8-K filed February 29, 2000).

3.2

Bylaws (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002, filed August 28, 2002).

4.1

Sections 7, 8, 9, 10 and 12 of the Company’s Restated Charter (included in Exhibit 3.1).

4.2

Rights Agreement dated as of February 29, 2000, between Dollar General Corporation and Registrar and Transfer Company (incorporated by reference to the Company’s Current Report on Form 8-K filed February 29, 2000).

4.3

Indenture, dated as of June 21, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4 filed August 1, 2000).

4.4

First Supplemental Indenture, dated as of July 28, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.

4.5

Second Supplemental Indenture, dated as of June 18, 2001, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.

4.6

Third Supplemental Indenture, dated as of June 20, 2002, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.

4.7

Fourth Supplemental Indenture, dated as of December 11, 2002, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.

10.1

3-Year Revolving Credit Agreement, dated as of June 21, 2002, by and among Dollar General Corporation, Suntrust Bank, Credit Suisse First Boston, KeyBank National Association, U.S. Bank National Association, and the lenders from time to time party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002, filed August 28, 2002).

10.2

364-day Revolving Credit Agreement, dated as of June 21, 2002, by and among Dollar General Corporation, Suntrust Bank, Credit Suisse First Boston, KeyBank National Association, U.S. Bank National Association, and the lenders from time to time party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002, filed August 28, 2002).

10.3

Dollar General Corporation 1989 Employee Stock Incentive Plan, as amended (incorporated by reference to the Company’s Proxy Statement for the June 13, 1989, Annual Meeting of Stockholders).

10.4

1993 Employee Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).

10.5

1993 Outside Directors Stock Option Plan (incorporated by reference to the Company’s Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).

10.6

1995 Employee Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).

10.7

1995 Outside Directors Stock Option Plan (incorporated by reference to the Company’s Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).

10.8

1998 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the June 5, 2000, Annual Meeting of Shareholders).

10.9

Dollar General Corporation Supplemental Executive Retirement Plan and Compensation Deferral Plan, as amended and restated effective as of January 1, 2003.

10.10

Dollar General Corporation Deferred Compensation Plan for Non-Employee Directors as amended and restated effective November 6, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

10.11

Sale and Purchase Agreement, dated as of June 1, 2000, among Dollar General Corporation as Lessee and Seller, FU/DG Fulton, LLC, as Lessor, and First Union Commercial Corporation, as Head Lessor (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

10.12.

Sale and Purchase Agreement, dated as of June 1, 2000, among Dollar General Corporation as Lessee and Seller, FU/DG Indianola, LLC, as Lessor, and First Union Commercial Corporation, as Head Lessor (incorporated by reference to the Company’s Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

10.13

Lease Agreement, dated as of June 1, 2000, between FU/DG Fulton LLC, as Lessor and Dollar General Corporation, as Lessee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

10.14

First Amendment to Lease Agreement dated as of November 22, 2002, between Townsend Fulton, LLC, as Lessor, and Dollar General Corporation, as Lessee.

10.15

Lease Agreement, dated as of June 1, 2000, between FU/DG Indianola, LLC, as Lessor and Dollar General Corporation, as Lessee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

10.16

First Amendment to Lease Agreement dated as of November 22, 2002, between Indianola DG Property, LLC, as Lessor, and Dollar General Corporation, as Lessee.

10.17

Employment Offer Letter, dated February 8, 2001, between Cal Turner, Jr., Chairman and Chief Executive Officer of Dollar General Corporation, and James J. Hagan, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 2002, filed April 2, 2002).

10.18

Executive Employment Agreement by and between Dollar General Corporation and Donald S. Shaffer dated as of November 12, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2002, filed November 27, 2002).

21

Subsidiaries of the Registrant

23

Consent of Independent Auditor