Form 10-Q
period 2003-05-02
DOLLAR GENERAL CORP
filed 2003-05-29
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2003

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [  ]

The number of shares of common stock outstanding on May 15, 2003, was 333,565,717.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	(Unaudited) May 2, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 75,946	$ 121,318
Merchandise inventories	1,200,701	1,123,031
Deferred income taxes	26,664	33,860
Other current assets	52,080	45,699
Total current assets	1,355,391	1,323,908

Property and equipment, at cost	1,606,447	1,577,823
Less accumulated depreciation and amortization	618,336	584,001
Net property and equipment	988,111	993,822
Other assets, net	12,465	15,423
Total assets	$ 2,355,967	$ 2,333,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 16,560	$ 16,209
Accounts payable	357,224	341,303
Accrued expenses and other	230,288	239,898
Income taxes payable	36,536	67,091
Total current liabilities	640,608	664,501

Long-term obligations	326,028	330,337
Deferred income taxes	51,584	50,247
Shareholders’ equity:
Preferred stock	-	-
Common stock	166,762	166,670
Additional paid-in capital	314,973	313,269
Retained earnings	860,879	812,220
Accumulated other comprehensive loss	(1,311)	(1,349)
	1,341,303	1,290,810
Less other shareholders’ equity	3,556	2,742
Total shareholders’ equity	1,337,747	1,288,068
Total liabilities and shareholders’ equity	$ 2,355,967	$ 2,333,153

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands except per share amounts)

	For the 13 weeks ended
	May 2, 2003		May 3, 2002
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$ 1,569,064	100.00%	$ 1,389,412	100.00%
Cost of goods sold	1,117,158	71.20	1,009,120	72.63
Gross profit	451,906	28.80	380,292	27.37
Selling, general and administrative	348,955	22.24	297,304	21.40
Operating profit	102,951	6.56	82,988	5.97
Interest expense, net	9,411	0.60	10,432	0.75
Income before taxes on income	93,540	5.96	72,556	5.22
Provision for taxes on income	33,208	2.12	26,628	1.92
Net income	$ 60,332	3.84%	$ 45,928	3.30%

Diluted earnings per share	$ 0.18		$ 0.14
Weighted average diluted shares (000s)	334,597		334,834
Basic earnings per share	$ 0.18		$ 0.14
Weighted average basic shares (000s)	333,243		332,665
Dividends per share	$ 0.035		$ 0.032

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	For the 13 weeks ended
	May 2, 2003	May 3, 2002
Cash flows from operating activities:
Net income	$ 60,332	$ 45,928
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,756	32,004
Deferred income taxes	8,500	39,859
Tax benefit from stock option exercises	224	689
Change in operating assets and liabilities:
Merchandise inventories	(77,670)	(3,426)
Other current assets	(6,381)	1,500
Accounts payable	15,921	18,671
Accrued expenses and other	(9,198)	(19,775)
Income taxes	(30,555)	(39,464)
Other	1,763	(1,166)
Net cash provided by (used in) operating activities	(308)	74,820

Cash flows from investing activities:
Purchase of property and equipment	(30,129)	(34,812)
Proceeds from sale of property and equipment	66	58
Net cash used in investing activities	(30,063)	(34,754)

Cash flows from financing activities:
Repayments of long-term obligations	(4,086)	(3,196)
Payment of cash dividends	(11,673)	(10,646)
Proceeds from exercise of stock options	694	1,374
Other financing activities	64	(1,699)
Net cash used in financing activities	(15,001)	(14,167)

Net increase (decrease) in cash and cash equivalents	(45,372)	25,899
Cash and cash equivalents, beginning of period	121,318	261,525
Cash and cash equivalents, end of period	$ 75,946	$ 287,424

Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment under capital lease obligations	$ 117	$ -

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.

Basis of presentation and accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.  Such financial statements consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 for additional information.

The accompanying condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week periods ended May 2, 2003 and May 3, 2002 have been made.

Certain prior year amounts have been reclassified to conform to the current period presentation. Ongoing estimates of inventory shrinkage and markdowns are included in the interim cost of goods sold calculation.  Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Accounting pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  Generally, under SFAS No. 145, gains and losses from debt extinguishments will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 on February 1, 2003 and the adoption of SFAS No. 145 has not had a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan.  The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on EITF 02-16, which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs.  As clarified by the EITF in January 2003, this issue is effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively and are consistent with the Company’s existing accounting policy. Accordingly, the adoption of EITF 02-16 did not have a material impact on the Company’s financial position or results of operations.

  FASB Interpretation No. 46, “Accounting for Variable Interest Entities” (“FIN 46”), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a Variable Interest Entity (“VIE”). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply for “older” variable interest entities in the first fiscal year or interim period beginning after June 15, 2003, which would apply for the Company beginning in the third quarter of 2003.  The Company leases four of its distribution centers (“DCs”) from lessors, which meet the definition of VIEs.  Two of these DCs have been recorded as financing obligations whereby the property and equipment, along with the related lease obligations are reflected in the accompanying condensed consolidated balance sheets.  The other two DCs, excluding the equipment, have been recorded as operating leases in accordance with SFAS No. 98.  Based on our analysis, which is subject to additional interpretive guidance, the Company does not anticipate any change in its current accounting treatment as a result of the adoption of FIN 46.

2.

Comprehensive income

Comprehensive income consists of the following (in thousands):

13 Weeks Ended
May 2, 2003		May 3, 2002
Net income	$ 60,332	$ 45,928
Reclassification of net loss on derivatives	38	551
Comprehensive income	$ 60,370	$ 46,479

3.

Earnings per share

The amounts reflected below are in thousands except per share data.

	13 Weeks Ended May 2, 2003
	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 60,332	333,243	$ 0.18
Effect of dilutive stock options		1,354
Diluted earnings per share	$ 60,332	334,597	$ 0.18

	13 Weeks Ended May 3, 2002
	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 45,928	332,665	$ 0.14
Effect of dilutive stock options		2,169
Diluted earnings per share	$ 45,928	334,834	$ 0.14

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share was determined based on the dilutive effect of stock options using the treasury stock method.

4.

Commitments and contingencies

Legal proceedings

Restatement-Related Proceedings. As previously disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), the Company restated its audited financial statements for fiscal years 1999 and 1998, and certain unaudited financial information for fiscal year 2000, by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002. The SEC is conducting an investigation into the circumstances giving rise to the restatement. The Company is cooperating with this investigation by providing documents, testimony and other information to the SEC. At this time, the Company is unable to predict the outcome of this investigation and the ultimate effects on the Company, if any.

In addition, as previously discussed in the Company’s periodic reports filed with the SEC, the Company settled in the second quarter of 2002 the lead shareholder derivative action relating to the restatement that had been filed in Tennessee State Court.  All other pending state and federal derivative cases were subsequently dismissed during the third quarter of fiscal 2002. The settlement of the shareholder derivative lawsuits resulted in a net payment to the Company, after attorney’s fees payable to the plaintiffs’ counsel, of approximately $25.2 million, which was recorded as income during the third quarter of 2002. The Company also settled the federal consolidated restatement-related class action lawsuit in the second quarter of fiscal 2002. The $162 million settlement was paid in the first half of fiscal 2002, but was previously expensed in the fourth quarter of 2000. The Company received from its insurers $4.5 million in respect of such settlement in July 2002, which was recorded as income during the second quarter of 2002.

Plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the federal class action settlement and may elect to pursue recovery against the Company individually. In the fourth quarter of 2002, the Company settled and paid a claim by one such plaintiff and recognized an expense of $0.2 million in respect of that agreement. To the Company’s knowledge, no other litigation has yet been filed or threatened by parties who opted out of the class action settlement. The Company cannot predict whether any additional litigation will be filed or estimate the potential liabilities associated with such litigation, but it does not believe that the resolution of any such litigation will have a material adverse effect on the Company’s financial position or results of operations.

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

The Company is involved in other legal actions and claims arising in the ordinary course of business.  The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without a material effect on the Company’s financial position or results of operations.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial position or results of operations.

Other matters

The Internal Revenue Service (“IRS”) is currently conducting a normal examination of the Company’s 1998 and 1999 federal income tax returns.  The results of the examination, and any other issues discussed with the IRS in the course of the examination, may result in changes to the Company’s future tax liability.

5.

Stock-based compensation

The Company has a stock incentive plan under which stock options to purchase common stock and restricted stock awards may be granted to executive officers, directors and key employees. The Company grants stock options having a fixed number of shares and an exercise price equal to the fair value of the stock on the date of grant. Under the plan, stock option grants are made as prescribed by the Compensation Committee of the Board of Directors.  The number of options granted is directly linked to the employee’s job classification.  The plan also currently provides for annual stock option grants to non-employee directors according to a non-discretionary formula.  The number of shares granted is dependent upon current director compensation levels and the fair market value of the stock on the grant date.

The terms of the stock incentive plan currently limit the number of shares of restricted stock eligible for issuance thereunder to a maximum of 100,000 shares. At May 2, 2003, 68,000 shares of restricted stock were available for grant under the Company’s stock incentive plan.

In April 2003, the Company’s Board of Directors approved certain amendments to the stock incentive plan, all of which are subject to shareholder approval.  The amendments would increase the amount of shares authorized for issuance pursuant to the plan from 21,375,000 shares to 29,375,000 shares (subject to antidilutive adjustment), raise the limit on the amount of restricted stock available for grant from 100,000 shares to 4 million shares, and permit the grant of restricted stock units to key employees. These amendments would also delete the provisions regarding the formula stock option grants to outside directors and provide instead for the automatic annual grant of 4,600 restricted stock units to outside directors (6,000 restricted stock units to an outside director serving as Chairman, if applicable).  These amendments will be submitted to a vote by the shareholders at the Company’s annual meeting of shareholders to be held on June 2, 2003.  No assurance can be given whether the shareholders will approve such amendments.  If the shareholders approve the amendments, they will become effective immediately.

All stock options granted in the first 13 weeks of 2003 and 2002 under the stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant.  Non-qualified options granted under these plans have expiration dates no later than 10 years following the date of grant.  In the first quarter of 2003, the Company awarded its new chief executive officer (the “new CEO”) an option to purchase 500,000 shares at an exercise price of $12.68 per share under this plan.

Beginning in 2002, vesting provisions for options granted under the plan changed from a combination of Company performance-based vesting and time-based vesting to time-based vesting only.  All options granted in 2002 and in the first quarter of 2003 under the plan vest ratably over a four-year period, other than the option granted under the plan to the new CEO, which vests at a rate of 333,333 shares on the first anniversary of the grant date and 166,667 shares on the second anniversary of the grant date.

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

13 Weeks Ended
(Amounts in thousands except per share data)	May 2, 2003	May 3, 2002
Net income – as reported	$ 60,332	$ 45,928
Less pro forma effect of stock option grants	2,702	3,850
Net income – pro forma	$ 57,630	$ 42,078

Earnings per share – as reported
Basic	$ 0.18	$ 0.14
Diluted	$ 0.18	$ 0.14
Earnings per share – pro forma
Basic	$ 0.17	$ 0.13
Diluted	$ 0.17	$ 0.13

The pro forma effects on net income for the 13 weeks ended May 2, 2003 and May 3, 2002 are not representative of the pro forma effect on net income in future periods because they do not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of options granted during the first quarter of 2003 and 2002 was $2.92 and $4.84 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended
	May 2, 2003	May 3, 2002
Expected dividend yield	0.9%	0.8%
Expected stock price volatility	34.9%	39.0%
Weighted average risk-free interest rate	1.8%	2.8%
Expected life of options (years)	2.8	3.6

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

During the first quarter of 2003, the Company also granted stock options and restricted stock in transactions that were not made under the stock incentive plan. The Company awarded 78,865 shares of restricted stock as a material inducement to employment to the new CEO at a fair value of $12.68 per share.  The difference between the market price of the underlying stock and the purchase price, which was set as zero for this restricted stock award, on the date of grant was recorded as a reduction of shareholders’ equity as unearned compensation expense and is being amortized to expense on a straight-line basis over the restriction period of five years.  The new CEO is entitled to receive cash dividends and to vote these shares, but is prohibited from selling or transferring shares prior to vesting.  Also during the first quarter of 2003, the Company awarded the new CEO, as a material inducement to employment, an option to purchase 500,000 shares at an exercise price of $12.68 per share. The option vests at a rate of 166,666 shares on the second anniversary of the grant date and 333,334 shares on the third anniversary of the grant date.  The option will terminate 10 years from the grant date.  See Part II, Item 2 for further information regarding these grants.

6.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of May 2, 2003 and May 3, 2002, all of the Company’s operations were located within the United States.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended
(In thousands)	May 2, 2003	May 3, 2002
Classes of similar products:
Net sales:
Highly consumable	$ 990,030	$ 851,236
Seasonal	237,119	204,763
Home products	199,469	191,112
Basic clothing	142,446	142,301
	$ 1,569,064	$ 1,389,412

7.

Subsequent event

In May 2003, the Company purchased two secured promissory notes (the “Notes”) from Principal Life Insurance Company totaling $49.6 million. These Notes represent debt issued by a third party entity from which the Company leases its DC in South Boston, Virginia. This existing lease is recorded as a financing obligation in the accompanying condensed consolidated financial statements. By acquiring these Notes, the Company will be holding the debt instruments pertaining to its lease financing obligation and, because a legal right of offset exists, will reflect the acquired Notes as a reduction of its outstanding financing obligations in its consolidated financial statements.

8.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for two subsidiaries whose assets and revenues are not material (the “Guarantors”), have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company. In order to participate as a subsidiary guarantor on certain of the Company’s financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain stockholders’ equity of at least $250 million.

The following consolidating schedules present condensed financial information on a combined basis. Dollar amounts are in thousands.

	As of
	May 2, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 33,606	$ 42,340	$ -	$ 75,946
Merchandise inventories	-	1,200,701	-	1,200,701
Deferred income taxes	8,237	18,427	-	26,664
Other current assets	18,371	1,417,366	(1,383,657)	52,080
Total current assets	60,214	2,678,834	(1,383,657)	1,355,391

Property and equipment, at cost	172,068	1,434,379	-	1,606,447
Less accumulated depreciation and amortization	69,352	548,984	-	618,336
Net property and equipment	102,716	885,395	-	988,111

Other assets, net	2,885,027	38,113	(2,910,675)	12,465

Total assets	$ 3,047,957	$ 3,602,342	$ (4,294,332)	$ 2,355,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 8,362	$ 8,198	$ -	$ 16,560
Accounts payable	1,427,543	313,236	(1,383,555)	357,224
Accrued expenses and other	23,871	206,519	(102)	230,288
Income taxes payable	-	36,536	-	36,536
Total current liabilities	1,459,776	564,489	(1,383,657)	640,608

Long-term obligations	248,357	972,302	(894,631)	326,028
Deferred income taxes	2,077	49,507	-	51,584

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	166,762	23,853	(23,853)	166,762
Additional paid-in capital	314,973	1,247,290	(1,247,290)	314,973
Retained earnings	860,879	744,901	(744,901)	860,879
Accumulated other comprehensive loss	(1,311)	-	-	(1,311)
	1,341,303	2,016,044	(2,016,044)	1,341,303
Less other shareholders’ equity	3,556	-	-	3,556
Total shareholders’ equity	1,337,747	2,016,044	(2,016,044)	1,337,747

Total liabilities and shareholders’ equity	$ 3,047,957	$ 3,602,342	$ (4,294,332)	$ 2,355,967

	As of
	January 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 72,799	$ 48,519	$ -	$ 121,318
Merchandise inventories	-	1,123,031	-	1,123,031
Deferred income taxes	8,937	24,923	-	33,860
Other current assets	19,004	1,328,417	(1,301,722)	45,699
Total current assets	100,740	2,524,890	(1,301,722)	1,323,908

Property and equipment, at cost	169,551	1,408,272	-	1,577,823
Less accumulated depreciation and amortization	65,677	518,324	-	584,001
Net property and equipment	103,874	889,948	-	993,822

Other assets, net	2,786,977	38,949	(2,810,503)	15,423

Total assets	$ 2,991,591	$ 3,453,787	$ (4,112,225)	$ 2,333,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 8,202	$ 8,007	$ -	$ 16,209
Accounts payable	1,412,008	230,273	(1,300,978)	341,303
Accrued expenses and other	32,642	208,000	(744)	239,898
Income taxes payable	-	67,091	-	67,091
Total current liabilities	1,452,852	513,371	(1,301,722)	664,501

Long-term obligations	249,748	937,473	(856,884)	330,337
Deferred income taxes	923	49,324	-	50,247

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	166,670	23,853	(23,853)	166,670
Additional paid-in capital	313,269	1,247,279	(1,247,279)	313,269
Retained earnings	812,220	682,487	(682,487)	812,220
Accumulated other comprehensive loss	(1,349)	-	-	(1,349)
	1,290,810	1,953,619	(1,953,619)	1,290,810
Less other shareholders’ equity	2,742	-	-	2,742
Total shareholders’ equity	1,288,068	1,953,619	(1,953,619)	1,288,068

Total liabilities and shareholders’ equity	$ 2,991,591	$ 3,453,787	$ (4,112,225)	$ 2,333,153

	For the 13 weeks ended May 2, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 36,925	$ 1,569,064	$ (36,925)	$ 1,569,064
Cost of goods sold	-	1,117,158	-	1,117,158
Gross profit	36,925	451,906	(36,925)	451,906
Selling, general and administrative	33,290	352,590	(36,925)	348,955
Operating profit	3,635	99,316	-	102,951
Interest expense, net	6,926	2,485	-	9,411
Income (loss) before taxes on income	(3,291)	96,831	-	93,540
Provision (benefit) for taxes on income	(1,210)	34,418	-	33,208
Equity in subsidiaries’ earnings, net of taxes	62,413	-	(62,413)	-
Net income	$ 60,332	$ 62,413	$ (62,413)	$ 60,332

	For the 13 weeks ended May 3, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 46,452	$ 1,389,412	$ (46,452)	$ 1,389,412
Cost of goods sold	-	1,009,120	-	1,009,120
Gross profit	46,452	380,292	(46,452)	380,292
Selling, general and administrative	41,561	302,195	(46,452)	297,304
Operating profit	4,891	78,097	-	82,988
Interest expense, net	4,004	6,428	-	10,432
Income before taxes on income	887	71,669	-	72,556
Provision for taxes on income	348	26,280	-	26,628
Equity in subsidiaries’ earnings, net of taxes	45,389	-	(45,389)	-
Net income	$ 45,928	$ 45,389	$ (45,389)	$ 45,928

	For the 13 weeks ended May 2, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 60,332	$ 62,413	$ (62,413)	$ 60,332
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,237	31,519	-	36,756
Deferred income taxes	1,821	6,679	-	8,500
Tax benefit from stock option exercises	224	-	-	224
Equity in subsidiaries’ earnings, net	(62,413)	-	62,413	-
Change in operating assets and liabilities:
Merchandise inventories	-	(77,670)	-	(77,670)
Other current assets	(3,569)	(86,622)	83,810	(6,381)
Accounts payable	15,535	82,963	(82,577)	15,921
Accrued expenses and other	(8,771)	(1,069)	642	(9,198)
Income taxes	2,327	(32,882)	-	(30,555)
Other	1,845	1,793	(1,875)	1,763
Net cash provided by (used in) operating activities	12,568	(12,876)	-	(308)

Cash flows from investing activities:
Purchase of property and equipment	(2,606)	(27,523)	-	(30,129)
Proceeds from sale of property and equipment	10	56	-	66
Issuance of long-term notes receivable	(36,998)	(749)	37,747	-
Contribution of capital	(10)	-	10	-
Net cash used in investing activities	(39,604)	(28,216)	37,757	(30,063)

Cash flows from financing activities:
Issuance of long-term obligations	749	36,998	(37,747)	-
Repayments of long-term obligations	(1,991)	(2,095)	-	(4,086)
Payment of cash dividends	(11,673)	-	-	(11,673)
Proceeds from exercise of stock options	694	-	-	694
Other financing activities	64	-	-	64
Issuance of common stock, net	-	10	(10)	-
Net cash provided by (used in) financing activities	(12,157)	34,913	(37,757)	(15,001)

Net decrease in cash and cash equivalents	(39,193)	(6,179)	-	(45,372)
Cash and cash equivalents, beginning of period	72,799	48,519	-	121,318
Cash and cash equivalents, end of period	$ 33,606	$ 42,340	$ -	$ 75,946

	For the 13 weeks ended May 3, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 45,928	$ 45,389	$ (45,389)	$ 45,928
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,270	27,734	-	32,004
Deferred income taxes	7,822	32,037	-	39,859
Tax benefit from stock option exercises	689	-	-	689
Equity in subsidiaries’ earnings, net	(45,389)	-	45,389	-
Change in operating assets and liabilities:
Merchandise inventories	-	(3,426)	-	(3,426)
Other current assets	(7,567)	(72,003)	81,070	1,500
Accounts payable	87,778	11,963	(81,070)	18,671
Accrued expenses and other	(1,082)	(18,693)	-	(19,775)
Income taxes	(9,388)	(30,076)	-	(39,464)
Other	3,686	(4,852)	-	(1,166)
Net cash provided by (used in) operating activities	86,747	(11,927)	-	74,820

Cash flows from investing activities:
Purchase of property and equipment	(2,941)	(31,871)	-	(34,812)
Proceeds from sale of property and equipment	1	57	-	58
Issuance of long-term notes receivable	(46,452)	-	46,452	-
Net cash used in investing activities	(49,392)	(31,814)	46,452	(34,754)

Cash flows from financing activities:
Repayments of long-term obligations	38	(3,234)	-	(3,196)
Payment of cash dividends	(10,646)	-	-	(10,646)
Proceeds from exercise of stock options	1,374	-	-	1,374
Other financing activities	(1,699)	46,452	(46,452)	(1,699)
Net cash provided by (used in) financing activities	(10,933)	43,218	(46,452)	(14,167)

Net increase (decrease) in cash and cash equivalents	26,422	(523)	-	25,899
Cash and cash equivalents, beginning of period	217,539	43,986	-	261,525
Cash and cash equivalents, end of period	$ 243,961	$ 43,463	$ -	$ 287,424

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following text contains references to years 2003, 2002 and 2001, which represent fiscal years of Dollar General Corporation (the “Company”) ending or ended, as applicable, January 30, 2004, January 31, 2003 and February 1, 2002, respectively.  This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto as of May 2, 2003.

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations or statements of future economic performance. These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.  The factors that may result in actual results differing from such forward-looking information include, but are not limited to:  the Company’s ability to maintain adequate liquidity through its cash resources and credit facilities; the Company’s ability to comply with the terms of its credit facilities (or obtain waivers for non-compliance); transportation and distribution delays or interruptions; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; changes in product mix; interruptions in suppliers' businesses; costs and potential problems and interruptions associated with implementation of new or upgraded systems and technology; fuel price and interest rate fluctuations; a deterioration in general economic conditions caused by acts of war or terrorism; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; the impact of the Securities and Exchange Commission (“SEC”) inquiry related to the restatement of certain of the Company’s financial statements further described in Part II, Item 1 of this Form 10-Q; and other factors described from time to time in the Company’s filings with the SEC, press releases and other communications.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Except as may be required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its Forms 10-Q, 8-K and 10-K filed with the SEC.

Results of Operations

The nature of the Company’s business is modestly seasonal.  Historically, sales in the fourth quarter have been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating income, vary by quarter.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.  Furthermore, the seasonal nature of the Company’s business may affect comparisons between periods.

The Company has included in this document certain financial information not derived in accordance with generally accepted accounting principles (“GAAP”), such as selling, general and administrative (“SG&A”) expenses, net income and earnings per share that exclude the impact of restatement-related items, and the Company’s adjusted effective tax rate. The Company believes that this information is useful to investors as it indicates more clearly the Company’s comparative year to year operating results. The Compensation Committee of the Company’s Board of Directors may use this information for compensation purposes to ensure that employees are not inappropriately penalized or rewarded as a result of unusual items affecting the Company’s financial statements.  Management may also use this information to better understand the Company’s underlying operating results. A reconciliation of this information to the most comparable GAAP measures has been included in the table at the end of this section or, with respect to the adjusted effective tax rate, below under the heading “Provision for Taxes on Income.”

13 WEEKS ENDED MAY 2, 2003 AND MAY 3, 2002

Net Sales.  Net sales for the 13 weeks ended May 2, 2003 were $1.57 billion as compared against $1.39 billion during the 13 weeks ended May 3, 2002, an increase of 12.9%.  The increase resulted primarily from 598 net new stores and a same store sales increase of 4.2%.  Same store sales increases are calculated based on the comparable calendar weeks in the prior year and include only those stores that were open both at the end of a fiscal period and the beginning of the preceding fiscal year.  The same store sales increase can be attributed to the relatively strong performance of certain highly consumable and seasonal items including dog and cat food, various candies, bread and milk, automotive, plush products and lawn art.  Net sales increases by category were as follows: highly consumable 16.3%; seasonal 15.8%; home products 4.4%; and basic clothing 0.1%.

Gross Profit.  Gross profit during the current year period was $451.9 million, or 28.8% of sales, versus $380.3 million, or 27.4% of sales, during the comparable period in the prior year, an increase of 18.8%.  The increase in the gross margin rate as a percentage of sales was due primarily to a higher average mark-up on inventory purchases and, to a lesser extent, a reduction in damaged product markdowns in the current year period.  The higher average mark-up on inventory purchases during the current year period was due to a number of factors including, but not limited to, increased purchases of higher margin seasonal and home products items to ensure a stronger in-stock position in those categories than that achieved in the prior year, a reduction in the percentage of lower margin paper and household chemical purchases in the highly consumables category and the shifting of the purchase of certain products from domestic to imported sources.  The Company attributes the reduction in damaged product markdowns to the emphasis that has been placed during the last 18 months on eliminating aged inventory from our stores.  The Company’s shrinkage provision was 3.10% in the current year period versus 3.07% in the prior year period.

Selling, General and Administrative (“SG&A”).  SG&A expenses during the current year period were $349.0 million, or 22.2% of sales, versus $297.3 million, or 21.4% of sales, during the comparable period in the prior year, an increase of 17.4%.  The Company recorded $0.3 million of restatement-related SG&A expenses in the current year period as compared to $5.3 million in restatement-related SG&A expenses during the comparable period in the prior year.  Excluding restatement-related expenses, SG&A expenses would have been $348.6 million, or 22.2% of sales, in the current year period, versus $292.0 million, or 21.0% of sales, in the prior year period, an increase of 19.4%.

The increase in SG&A expenses, excluding restatement-related expenses, as a percentage of sales in the current year period is due primarily to percentage increases in various store-related expenses that were in excess of the percentage increase in sales including, but not limited to, labor, occupancy, repairs and maintenance and utility costs. The increase in store labor costs reflects various actions taken to improve store conditions, including increasing labor hours and improving employee wages.

Interest Expense, Net.  Net interest expense in the current year period was $9.4 million, or 0.6% of sales, as compared to $10.4 million, or 0.8% of sales, in the prior year period.  The reduction in net interest expense is a result of lower average total debt outstanding in the current year period as compared with the prior year period.

Provision for Taxes on Income.  The Company’s effective tax rate was 35.5% in the current year period and 36.7% in the prior year period.  The reduction in the effective tax rate in the current year period is primarily a result of a $0.8 million adjustment to our state income tax valuation reserves related to a change in tax laws in the state of Mississippi.  Excluding this benefit, the Company’s effective tax rate during the current year period was 36.4%.

Net Income.  Net income during the current year period was $60.3 million, or 3.8% of sales, versus $45.9 million, or 3.3% of sales, during the comparable period in the prior year, an increase of 31.4%.  Diluted earnings per share in the current year period were $0.18 versus $0.14 in the prior year period. Excluding restatement-related expenses discussed above, diluted earnings per share in the current year period were $0.18 versus $0.15 in the prior year period.

Reconciliation of Non-GAAP Disclosures (in thousands, except per share amounts)	For the 13 weeks ended
	May 2, 2003	May 3, 2002
Net income in accordance with GAAP	$ 60,332	$ 45,928
Restatement-related expenses in SG&A	329	5,319
Tax effect	(120)	(1,952)
Total restatement-related items, net of tax	209	3,367

Net income, excluding restatement-related items	$ 60,541	$ 49,295

Weighted average diluted shares outstanding	334,597	334,834

Diluted earnings per share, excluding restatement-related items	$ 0.18	$ 0.15

SG&A in accordance with GAAP	$ 348,955	$ 297,304
Less restatement-related expenses	329	5,319
SG&A, excluding restatement-related expenses	$ 348,626	$ 291,985

SG&A, excluding restatement-related expenses, % to sales	22.2%	21.0%

Liquidity and Capital Resources

Current Financial Condition / Recent Developments.  At May 2, 2003, the Company’s total debt (including the current portion of long-term obligations and short-term borrowings) was $342.6 million, and the Company had $75.9 million of cash and cash equivalents and $1.34 billion of shareholders’ equity, compared to $346.5 million of total debt, $121.3 million of cash and cash equivalents and $1.29 billion of shareholders’ equity at January 31, 2003.

At May 2, 2003, the Company had a $450 million revolving credit facility consisting of a $300 million three-year revolving credit facility and a $150 million 364-day revolving credit facility (the “Credit Facilities”).  The Company pays interest on funds borrowed under the Credit Facilities at rates that are subject to change based upon the rating of the Company’s senior debt by independent agencies.  The Company has two interest rate options, base rate (which is usually equal to prime rate) and LIBOR.  At the Company’s current ratings, the facility fees were 37.5 basis points and 32.5 basis points on the two facilities, respectively.  The all-in drawn margin under the LIBOR option was LIBOR plus 237.5 basis points on both facilities.  The all-in drawn margin under the base rate option was the base rate plus 125 basis points and the base rate plus 120 basis points on the two facilities, respectively.  The Credit Facilities are secured by approximately 400 of the Company’s retail stores, its headquarters and two of its distribution centers.  As of May 2, 2003, the Company had no outstanding borrowings and $22.3 million of standby letters of credit under the Credit Facilities.  On May 5, 2003, the Company cancelled the 364-day revolving credit facility and has no immediate plans to replace it.

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

The Company believes that its existing cash balances, cash flows from operations, the three-year revolving credit facility and its ongoing access to the capital markets will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

The Company plans to open approximately 650 stores during the fiscal year ending January 30, 2004.  The Company anticipates funding the costs associated with such openings by cash flows from operations and/or by existing credit facilities.

On March 13, 2003, the Board of Directors authorized the Company to repurchase up to 12 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This authorization expires March 13, 2005.  As of May 2, 2003, the Company had not purchased any of its shares pursuant to the current authorization.

Cash flows provided by (used in) operating activities.  Net cash used in operating activities totaled $0.3 million during the first 13 weeks of 2003, as compared to a $74.8 million source of cash during the comparable period in the prior year.  The primary sources of cash in 2003 were the Company’s net income, as adjusted for the non-cash depreciation and amortization expense, which together totaled $97.1 million, and an increase in accounts payable of $15.9 million as a result of the timing of payments to vendors.  Significant uses of cash in the current year period include a $77.7 million increase in inventory in preparation for the spring and summer selling seasons and a $30.6 million reduction in the net income taxes payable.  The Company has made improving its inventory productivity statistics a priority. Inventory turns have improved on a rolling 12-month basis from 3.5 times to 3.9 times as measured at May 3, 2002 and May 2, 2003, respectively.  The reduction in the net income taxes payable is due largely to an approximately $52.7 million payment of estimated federal income taxes for 2002 that was made during the current year period.

The primary source of net cash from operating activities during the prior year period was the Company’s net income, as adjusted for the non-cash depreciation and amortization expense, which together totaled $77.9 million.  Another significant source of cash in the prior year period was an increase in accounts payable of $18.7 million.  The payment of the Company’s management and store bonuses for the 2001 fiscal year, which was the principal factor resulting in a decrease in accrued expenses of $19.8 million, was a significant use of cash during the prior year period.

Cash flows used in investing activities.  Net cash used in investing activities during the first 13 weeks of 2003 totaled $30.1 million, as compared to a $34.8 million use of cash during the comparable period in the prior year.  The $30.1 million spent in the current year period consisted primarily of approximately $25.7 million of store related expenditures including $13.0 million for leasehold and fixture costs for new stores and $8.9 million for various fixtures for existing stores.  The $34.8 million spent in the prior year period consisted primarily of $8.8 million for new stores, $9.9 million for various store-related technology projects and $9.5 million for distribution and transportation expenditures.

Cash flows used in financing activities.  Net cash used in financing activities during the first 13 weeks of 2003 was $15.0 million, which consisted principally of $11.7 million in dividends and $4.1 million of debt repayments.  Net cash used in financing activities during the first 13 weeks of 2002 was $14.2 million, which consisted principally of $10.6 million in dividends and $3.2 million of debt repayments.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosures relating to this item that are set forth in our report on Form 10-K for the fiscal year ended January 31, 2003.

ITEM 4.

CONTROLS AND PROCEDURES

As of a date within 90 days prior to the filing of this quarterly report on Form 10-Q, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c).  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Restatement-Related Proceedings

As previously disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), the Company restated its audited financial statements for fiscal years 1999 and 1998, and certain unaudited financial information for fiscal year 2000, by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002. The SEC is conducting an investigation into the circumstances giving rise to the restatement. The Company is cooperating with this investigation by providing documents, testimony and other information to the SEC. At this time, the Company is unable to predict the outcome of this investigation and the ultimate effects on the Company, if any.

In addition, as previously discussed in the Company’s periodic reports filed with the SEC, the Company settled in the second quarter of 2002 the lead shareholder derivative action relating to the restatement that had been filed in Tennessee State Court.  All other pending state and federal derivative cases were subsequently dismissed during the third quarter of fiscal 2002. The settlement of the shareholder derivative lawsuits resulted in a net payment to the Company, after attorney’s fees payable to the plaintiffs’ counsel, of approximately $25.2 million, which was recorded as income during the third quarter of 2002. The Company also settled the federal consolidated restatement-related class action lawsuit in the second quarter of fiscal 2002. The $162 million settlement was paid in the first half of fiscal 2002, but was previously expensed in the fourth quarter of 2000. The Company received from its insurers $4.5 million in respect of such settlement in July 2002, which was recorded as income during the second quarter of 2002.

Plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the federal class action settlement and may elect to pursue recovery against the Company individually. In the fourth quarter of 2002, the Company settled and paid a claim by one such plaintiff and recognized an expense of $0.2 million in respect of that agreement. To the Company’s knowledge, no other litigation has yet been filed or threatened by parties who opted out of the class action settlement. The Company cannot predict whether any additional litigation will be filed or estimate the potential liabilities associated with such litigation, but it does not believe that the resolution of any such litigation will have a material adverse effect on the Company’s financial position or results of operations.

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

The Company is involved in other legal actions and claims arising in the ordinary course of business.  The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without a material effect on the Company’s financial position or results of operations.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 2, 2003, the Company awarded 78,865 shares of restricted stock, and an option to purchase 500,000 shares of common stock at an exercise price of $12.68 per share, to David A. Perdue, the Company’s newly hired Chief Executive Officer.  The restricted stock and the option were awarded to Mr. Perdue in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a material inducement to his employment with the Company.  These grants were not made under the Company’s stock incentive plan.  The Company received no additional consideration for the grants of these awards.

The restricted stock shall vest as to 15,773 shares annually over a five-year period with the first vesting date being April 2, 2004, subject to alternate vesting in the case of death, disability or termination of employment.  The option shall vest as to 166,666 shares on April 2, 2005 and as to 333,334 shares on April 2, 2006, subject to alternate vesting in the case of death, disability or termination of employment.

In addition to the restricted stock and option awards discussed above, Mr. Perdue was awarded on April 2, 2003 an option to purchase 500,000 shares of common stock at an exercise price of $12.68 per share.  This option, however, was granted pursuant to the Company’s 1998 Stock Incentive Plan.  The Company previously registered shares available for issuance pursuant to the 1998 Stock Incentive Plan with the SEC via Form S-8 filed on September 25, 1998.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

See the Exhibit Index immediately following the certifications pages.

(b)	(1)	A Current Report on Form 8-K, dated February 6, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding January sales results and the February sales outlook.
	(2)

A Current Report on Form 8-K, dated March 6, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding February sales results, the March sales outlook, and the conference call regarding fourth quarter earnings.

	(3)

A Current Report on Form 8-K, dated March 13, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding the declaration of a dividend and the authorization of a stock repurchase.

	(4)

A Current Report on Form 8-K, dated March 17, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release and a conference call with respect to earnings for the 2002 fourth quarter and the 2002 fiscal year, and guidance for the 2003 fiscal year.

	(5)

A Current Report on Form 8-K, dated March 19, 2003, was furnished to the SEC pursuant to Item 9 regarding officer certifications with respect to the Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

	(6)

A Current Report on Form 8-K, dated April 3, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding the hiring of David A. Perdue and the decision of Cal Turner not to stand for re-election to the Board.

	(7)

A Current Report on Form 8-K, dated April 7, 2003, was furnished to the SEC pursuant to Item 12 regarding the presentation of a reconciliation of certain previously disclosed non-GAAP financial information.

	(8)	A Current Report on Form 8-K, dated April 10, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding March sales results and the April sales outlook.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date: May 29, 2003

By: /s/ James J. Hagan

James J. Hagan

Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, David A. Perdue, certify that:

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

May 29, 2003

/s/ David A. Perdue

David A. Perdue

Chief Executive Officer

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

May 29, 2003

/s/ James J. Hagan

James J. Hagan

Executive Vice President and

Chief Financial Officer

EXHIBIT INDEX

10.1

Employment Agreement, effective as of April 2, 2003, by and between Dollar General Corporation and David A. Perdue.

10.2

Supplemental Executive Retirement Plan for David A. Perdue, effective April 2, 2003.

10.3

Restricted Stock Agreement, dated April 2, 2003, by and between Dollar General Corporation and David A. Perdue.

10.4

Nonqualified Stock Option Agreement, dated April 2, 2003, by and between Dollar General Corporation and David A. Perdue.

10.5

Resignation Agreement, dated May 7, 2003, by and between Dollar General Corporation and Donald S. Shaffer.

10.6

Memorandum of Understanding, dated May 7, 2003, from Dollar General Corporation to Donald S. Shaffer.

99.1

Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.