Form 10-Q
period 2003-08-01
DOLLAR GENERAL CORP
filed 2003-08-29
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2003

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

The number of shares of common stock outstanding on August 15, 2003 was 334,702,065.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	(Unaudited) August 1, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 102,276	$ 121,318
Merchandise inventories	1,184,709	1,123,031
Deferred income taxes	22,829	33,860
Other current assets	57,494	45,699
Total current assets	1,367,308	1,323,908

Property and equipment, at cost	1,639,164	1,577,823
Less accumulated depreciation and amortization	652,701	584,001
Net property and equipment	986,463	993,822
Other assets, net	11,610	15,423
Total assets	$ 2,365,381	$ 2,333,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 16,957	$ 16,209
Accounts payable	352,717	341,303
Accrued expenses and other	255,027	239,898
Income taxes payable	9,182	67,091
Total current liabilities	633,883	664,501

Long-term obligations	272,420	330,337
Deferred income taxes	56,933	50,247
Shareholders’ equity:
Preferred stock	-	-
Common stock	167,345	166,670
Additional paid-in capital	331,185	313,269
Retained earnings	909,114	812,220
Accumulated other comprehensive loss	(1,266)	(1,349)
	1,406,378	1,290,810
Less other shareholders’ equity	4,233	2,742
Total shareholders’ equity	1,402,145	1,288,068
Total liabilities and shareholders’ equity	$ 2,365,381	$ 2,333,153

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands except per share amounts)

	For the 13 weeks ended
	August 1, 2003		August 2, 2002
Amount		% of Net Sales	Amount	% of Net Sales
Net sales	$ 1,651,094	100.00%	$ 1,453,727	100.00%
Cost of goods sold	1,178,264	71.36	1,066,300	73.35
Gross profit	472,830	28.64	387,427	26.65
Selling, general and administrative	370,987	22.47	313,667	21.58
Insurance proceeds	-	-	(4,500)	(0.31)
Operating profit	101,843	6.17	78,260	5.38
Interest expense, net	7,899	0.48	11,337	0.78
Income before taxes on income	93,944	5.69	66,923	4.60
Provision for taxes on income	34,008	2.06	24,561	1.69
Net income	$ 59,936	3.63%	$ 42,362	2.91%

Diluted earnings per share	$ 0.18		$ 0.13
Weighted average diluted shares (000s)	336,841		335,737
Basic earnings per share	$ 0.18		$ 0.13
Weighted average basic shares (000s)	333,871		333,067
Dividends per share	$ 0.035		$ 0.032

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands except per share amounts)

	For the 26 weeks ended
	August 1, 2003		August 2, 2002
Amount		% of Net Sales	Amount	% of Net Sales
Net sales	$ 3,220,158	100.00%	$ 2,843,139	100.00%
Cost of goods sold	2,295,422	71.28	2,075,420	73.00
Gross profit	924,736	28.72	767,719	27.00
Selling, general and administrative	719,942	22.36	610,971	21.49
Insurance proceeds	-	-	(4,500)	(0.16)
Operating profit	204,794	6.36	161,248	5.67
Interest expense, net	17,310	0.54	21,769	0.77
Income before taxes on income	187,484	5.82	139,479	4.90
Provision for taxes on income	67,216	2.09	51,189	1.80
Net income	$ 120,268	3.73%	$ 88,290	3.10%

Diluted earnings per share	$ 0.36		$ 0.26
Weighted average diluted shares (000s)	335,719		335,286
Basic earnings per share	$ 0.36		$ 0.27
Weighted average basic shares (000s)	333,557		332,866
Dividends per share	$ 0.070		$ 0.064

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	For the 26 weeks ended
	August 1, 2003	August 2, 2002
Cash flows from operating activities:
Net income	$ 120,268	$ 88,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,883	66,019
Deferred income taxes	17,657	87,296
Tax benefit from stock option exercises	3,139	2,120
Litigation settlement	-	(162,000)
Change in operating assets and liabilities:
Merchandise inventories	(61,678)	72,823
Other current assets	(11,795)	(13,675)
Accounts payable	11,414	24,323
Accrued expenses and other	15,930	(11,206)
Income taxes	(57,909)	(59,464)
Other	1,756	(13,914)
Net cash provided by operating activities	113,665	80,612

Cash flows from investing activities:
Purchase of property and equipment	(65,874)	(70,445)
Purchase of promissory notes (see Note 7)	(49,582)	-
Proceeds from sale of property and equipment	141	127
Net cash used in investing activities	(115,315)	(70,318)

Cash flows from financing activities:
Net borrowings under revolving credit facilities	-	170,000
Repayments of long-term obligations	(7,979)	(389,561)
Payment of cash dividends	(23,374)	(21,307)
Proceeds from exercise of stock options	14,214	4,509
Other financing activities	(253)	4,057
Net cash used in financing activities	(17,392)	(232,302)

Net decrease in cash and cash equivalents	(19,042)	(222,008)
Cash and cash equivalents, beginning of period	121,318	261,525
Cash and cash equivalents, end of period	$ 102,276	$ 39,517

Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment under capital lease obligations	$ 427	$ 6,233

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week and 26-week periods ended August 1, 2003 and August 2, 2002 have been made.

Certain prior year amounts have been reclassified to conform to the current period presentation. Ongoing estimates of inventory shrinkage and markdowns are included in the interim cost of goods sold calculation.  Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Accounting pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Generally, under SFAS No. 145, gains and losses from debt extinguishments will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 on February 1, 2003 and the adoption of SFAS No. 145 did not have a material effect on the Company’s financial position or results of operations.

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

In November 2002, the EITF reached a consensus on EITF Issue No. 02-16 “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs.  As clarified by the EITF in January 2003, this issue is effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively and are consistent with the Company’s existing accounting policy. Accordingly, the adoption of EITF 02-16 did not have a material impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46, “Accounting for Variable Interest Entities” (“FIN 46”), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a Variable Interest Entity (“VIE”). The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply for “older” VIEs in the first fiscal year or interim period beginning after June 15, 2003, which would apply for the Company beginning in the third quarter of 2003.  The Company leases four of its distribution centers (“DCs”) from lessors, which meet the definition of VIEs.  Two of these DCs have been recorded as financing obligations whereby the property and equipment, along with the related lease obligations, are reflected in the accompanying condensed consolidated balance sheets.  The other two DCs, excluding the equipment, have been recorded as operating leases in accordance with SFAS No. 98, “Accounting for Leases.”  The Company adopted the provisions of FIN 46 on August 2, 2003 and the adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

2.

Comprehensive income

Comprehensive income consists of the following (in thousands):

13 Weeks Ended
August 1, 2003		August 2, 2002
Net income	$ 59,936	$ 42,362
Net change in derivative financial instruments	46	665
Comprehensive income	$ 59,982	$ 43,027

26 Weeks Ended
August 1, 2003		August 2, 2002
Net income	$ 120,268	$ 88,290
Net change in derivative financial instruments	83	1,216
Comprehensive income	$ 120,351	$ 89,506

3.

Earnings per share

The amounts reflected below are in thousands except per share data.

	13 Weeks Ended August 1, 2003
Net Income		Shares	Per Share Amount
Basic earnings per share	$59,936	333,871	$0.18
Effect of dilutive stock options		2,970
Diluted earnings per share	$59,936	336,841	$0.18

	13 Weeks Ended August 2, 2002
Net Income		Shares	Per Share Amount
Basic earnings per share	$42,362	333,067	$0.13
Effect of dilutive stock options		2,670
Diluted earnings per share	$42,362	335,737	$0.13

	26 Weeks Ended August 1, 2003
Net Income		Shares	Per Share Amount
Basic earnings per share	$120,268	333,557	$0.36
Effect of dilutive stock options		2,162
Diluted earnings per share	$120,268	335,719	$0.36

	26 Weeks Ended August 2, 2002
Net Income		Shares	Per Share Amount
Basic earnings per share	$88,290	332,866	$0.27
Effect of dilutive stock options		2,420
Diluted earnings per share	$88,290	335,286	$0.26

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

5.

Stock-based compensation

The Company has a shareholder-approved stock incentive plan under which stock options, restricted stock and other equity-based awards may be granted to officers, directors and key employees. Stock options currently are granted under this plan at the market price on the grant date and generally vest ratably over a four-year period. A 500,000 share grant under this plan to the Company’s Chief Executive Officer (“CEO”) in the first quarter of 2003, however, vests at a rate of 333,333 shares on the first anniversary, and 166,667 shares on the second anniversary, of the grant date. All stock options granted under this plan have a ten-year life.  Options granted prior to 2002 either pursuant to this plan or pursuant to other shareholder-approved stock incentive plans from which the Company no longer grants awards are subject to Company performance-based vesting, time-based vesting or a combination thereof, and have a ten-year life. In addition, prior to June 2003, the plan provided for automatic annual stock option grants to non-employee directors pursuant to a non-discretionary formula. Those stock options vest one year after the grant date and have a ten-year life.

The stock incentive plan was amended effective June 2, 2003 to provide for the automatic annual grant of 4,600 restricted stock units to each non-employee director (6,000 restricted stock units to any non-employee director serving as Chairman) in lieu of the automatic annual stock option grants. These units vest one year after the grant date, but no payout (in either cash or shares of common stock) shall be made until the director has ceased to be a member of the Board of Directors.

The terms of this plan limit the number of shares of restricted stock eligible for issuance thereunder to a maximum of 4 million shares. At August 1, 2003, 3,868,135 shares of restricted stock were available for grant under this plan.

In addition, as previously disclosed in the Company’s Form 10-Q for the quarter ended May 2, 2003, the Company granted stock options and restricted stock to its CEO in transactions that were not made under the stock incentive plan.

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

13 Weeks Ended
(Amounts in thousands except per share data)	August 1, 2003	August 2, 2002
Net income – as reported	$ 59,936	$ 42,362
Less pro forma effect of stock option grants	1,111	4,105
Net income – pro forma	$ 58,825	$ 38,257

Earnings per share – as reported
Basic	$ 0.18	$ 0.13
Diluted	$ 0.18	$ 0.13
Earnings per share – pro forma
Basic	$ 0.18	$ 0.11
Diluted	$ 0.17	$ 0.11

26 Weeks Ended
(Amounts in thousands except per share data)	August 1, 2003	August 2, 2002
Net income – as reported	$ 120,268	$ 88,290
Less pro forma effect of stock option grants	3,813	9,066
Net income – pro forma	$ 116,455	$ 79,224

Earnings per share – as reported
Basic	$ 0.36	$ 0.27
Diluted	$ 0.36	$ 0.26
Earnings per share – pro forma
Basic	$ 0.35	$ 0.24
Diluted	$ 0.35	$ 0.24

The pro forma effects on net income for the 13 weeks and 26 weeks ended August 1, 2003 and August 2, 2002 are not representative of the pro forma effect on net income in future periods because they do not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of options granted during the second quarter of 2003 and 2002 was $5.46 and $7.24 per share, respectively.  The fair value of options granted during the first half of 2003 and 2002 was $3.09 and $4.86 per share, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended
	August 1, 2003	August 2, 2002
Expected dividend yield	0.9%	0.8%
Expected stock price volatility	37.1%	35.4%
Weighted average risk-free interest rate	2.1%	5.4%
Expected life of options (years)	4.0	7.0

	26 Weeks Ended
	August 1, 2003	August 2, 2002
Expected dividend yield	0.9%	0.8%
Expected stock price volatility	35.0%	38.9%
Weighted average risk-free interest rate	1.8%	2.8%
Expected life of options (years)	2.9	3.7

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

6.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of August 1, 2003 and August 2, 2002, all of the Company’s operations were located within the United States.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended
(In thousands)	August 1, 2003	August 2, 2002
Classes of similar products:
Net sales:
Highly consumable	$1,027,854	$ 892,507
Seasonal	263,468	226,328
Home products	207,707	188,272
Basic clothing	152,065	146,620
	$1,651,094	$1,453,727

	26 Weeks Ended
(In thousands)	August 1, 2003	August 2, 2002
Classes of similar products:
Net sales:
Highly consumable	$2,017,884	$1,743,744
Seasonal	500,587	431,091
Home products	407,176	379,383
Basic clothing	294,511	288,921
	$3,220,158	$2,843,139

7.

Long-term obligations and related promissory notes

In May 2003, the Company purchased two secured promissory notes (the “Notes”) from Principal Life Insurance Company totaling $49.6 million. These Notes represent debt issued by a third party entity from which the Company leases its DC in South Boston, Virginia. This existing lease is recorded as a financing obligation in the accompanying condensed consolidated financial statements. By acquiring these Notes, the Company is holding the debt instruments pertaining to its lease-financing obligation and, because a legal right of offset exists, has reflected the acquired Notes as a reduction of its outstanding financing obligations in its consolidated financial statements.  There was no gain or loss recognized as a result of this transaction.

8.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for one subsidiary whose assets and revenues are not material (the “Guarantors”), have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company. In order to participate as a subsidiary guarantor on certain of the Company’s financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain stockholders’ equity of at least $50 million in excess of the Company’s debt it has guaranteed  ($550 million as of August 1, 2003).

The following consolidating schedules present condensed financial information on a combined basis. Dollar amounts are in thousands.

	As of
	August 1, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 54,393	$ 47,883	$ -	$ 102,276
Merchandise inventories	-	1,184,709	-	1,184,709
Deferred income taxes	11,119	11,710	-	22,829
Other current assets	17,507	1,535,057	(1,495,070)	57,494
Total current assets	83,019	2,779,359	(1,495,070)	1,367,308

Property and equipment, at cost	174,213	1,464,951	-	1,639,164
Less accumulated depreciation and amortization	73,267	579,434	-	652,701
Net property and equipment	100,946	885,517	-	986,463

Other assets, net	2,980,884	40,864	(3,010,138)	11,610

Total assets	$ 3,164,849	$ 3,705,740	$(4,505,208)	$ 2,365,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 8,525	$ 8,432	$ -	$ 16,957
Accounts payable	1,530,556	317,231	(1,495,070)	352,717
Accrued expenses and other	24,250	230,777	-	255,027
Income taxes payable	-	9,182	-	9,182
Total current liabilities	1,563,331	565,622	(1,495,070)	633,883

Long-term obligations	196,987	1,011,197	(935,764)	272,420
Deferred income taxes	2,386	54,547	-	56,933

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	167,345	23,853	(23,853)	167,345
Additional paid-in capital	331,185	1,247,290	(1,247,290)	331,185
Retained earnings	909,114	803,231	(803,231)	909,114
Accumulated other comprehensive loss	(1,266)	-	-	(1,266)
	1,406,378	2,074,374	(2,074,374)	1,406,378
Less other shareholders’ equity	4,233	-	-	4,233
Total shareholders’ equity	1,402,145	2,074,374	(2,074,374)	1,402,145

Total liabilities and shareholders’ equity	$ 3,164,849	$ 3,705,740	$ (4,505,208)	$ 2,365,381

	As of
	January 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 72,799	$ 48,519	$ -	$ 121,318
Merchandise inventories	-	1,123,031	-	1,123,031
Deferred income taxes	8,937	24,923	-	33,860
Other current assets	19,004	1,328,417	(1,301,722)	45,699
Total current assets	100,740	2,524,890	(1,301,722)	1,323,908

Property and equipment, at cost	169,551	1,408,272	-	1,577,823
Less accumulated depreciation and amortization	65,677	518,324	-	584,001
Net property and equipment	103,874	889,948	-	993,822

Other assets, net	2,786,977	38,949	(2,810,503)	15,423

Total assets	$ 2,991,591	$ 3,453,787	$ (4,112,225)	$ 2,333,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 8,202	$ 8,007	$ -	$ 16,209
Accounts payable	1,412,008	230,273	(1,300,978)	341,303
Accrued expenses and other	32,642	208,000	(744)	239,898
Income taxes payable	-	67,091	-	67,091
Total current liabilities	1,452,852	513,371	(1,301,722)	664,501

Long-term obligations	249,748	937,473	(856,884)	330,337
Deferred income taxes	923	49,324	-	50,247

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	166,670	23,853	(23,853)	166,670
Additional paid-in capital	313,269	1,247,279	(1,247,279)	313,269
Retained earnings	812,220	682,487	(682,487)	812,220
Accumulated other comprehensive loss	(1,349)	-	-	(1,349)
	1,290,810	1,953,619	(1,953,619)	1,290,810
Less other shareholders’ equity	2,742	-	-	2,742
Total shareholders’ equity	1,288,068	1,953,619	(1,953,619)	1,288,068

Total liabilities and shareholders’ equity	$ 2,991,591	$ 3,453,787	$ (4,112,225)	$ 2,333,153

	For the 13 weeks ended August 1, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 40,656	$ 1,651,094	$ (40,656)	$ 1,651,094
Cost of goods sold	-	1,178,264	-	1,178,264
Gross profit	40,656	472,830	(40,656)	472,830
Selling, general and administrative	32,038	379,605	(40,656)	370,987
Operating profit	8,618	93,225	-	101,843
Interest expense, net	6,135	1,764	-	7,899
Income before taxes on income	2,483	91,461	-	93,944
Provision for taxes on income	878	33,130	-	34,008
Equity in subsidiaries’ earnings, net of taxes	58,331	-	(58,331)	-
Net income	$ 59,936	$ 58,331	$ (58,331)	$ 59,936

	For the 13 weeks ended August 2, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 15,399	$ 1,453,727	$ (15,399)	$ 1,453,727
Cost of goods sold	-	1,066,300	-	1,066,300
Gross profit	15,399	387,427	(15,399)	387,427
Selling, general and administrative	16,560	312,506	(15,399)	313,667
Insurance proceeds	(4,500)	-	-	(4,500)
Operating profit	3,339	74,921	-	78,260
Interest expense, net	7,546	3,791	-	11,337
Income (loss) before taxes on income	(4,207)	71,130	-	66,923
Provision (benefit) for taxes on income	(1,637)	26,198	-	24,561
Equity in subsidiaries’ earnings, net of taxes	44,932	-	(44,932)	-
Net income	$ 42,362	$ 44,932	$ (44,932)	$ 42,362

	For the 26 weeks ended August 1, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 77,581	$ 3,220,158	$ (77,581)	$ 3,220,158
Cost of goods sold	-	2,295,422	-	2,295,422
Gross profit	77,581	924,736	(77,581)	924,736
Selling, general and administrative	65,328	732,195	(77,581)	719,942
Operating profit	12,253	192,541	-	204,794
Interest expense, net	13,061	4,249	-	17,310
Income (loss) before taxes on income	(808)	188,292	-	187,484
Provision (benefit) for taxes on income	(332)	67,548	-	67,216
Equity in subsidiaries’ earnings, net of taxes	120,744	-	(120,744)	-
Net income	$ 120,268	$ 120,744	$ (120,744)	$ 120,268

	For the 26 weeks ended August 2, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 61,851	$ 2,843,139	$ (61,851)	$ 2,843,139
Cost of goods sold	-	2,075,420	-	2,075,420
Gross profit	61,851	767,719	(61,851)	767,719
Selling, general and administrative	58,121	614,701	(61,851)	610,971
Insurance proceeds	(4,500)	-	-	(4,500)
Operating profit	8,230	153,018	-	161,248
Interest expense, net	11,550	10,219	-	21,769
Income (loss) before taxes on income	(3,320)	142,799	-	139,479
Provision (benefit) for taxes on income	(1,289)	52,478	-	51,189
Equity in subsidiaries’ earnings, net of taxes	90,321	-	(90,321)	-
Net income	$ 88,290	$ 90,321	$ (90,321)	$ 88,290

	For the 26 weeks ended August 1, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 120,268	$ 120,744	$ (120,744)	$ 120,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,268	64,615	-	74,883
Deferred income taxes	(779)	18,436	-	17,657
Tax benefit from stock option exercises	3,139	-	-	3,139
Equity in subsidiaries’ earnings, net	(120,744)	-	120,744	-
Change in operating assets and liabilities:
Merchandise inventories	-	(61,678)	-	(61,678)
Other current assets	(1,760)	(204,313)	194,278	(11,795)
Accounts payable	118,548	86,958	(194,092)	11,414
Accrued expenses and other	(8,392)	23,578	744	15,930
Income taxes	2,327	(60,236)	-	(57,909)
Other	3,079	(393)	(930)	1,756
Net cash provided by (used in) operating activities	125,954	(12,289)	-	113,665

Cash flows from investing activities:
Purchase of property and equipment	(4,809)	(61,065)	-	(65,874)
Purchase of promissory notes	(49,582)	-	-	(49,582)
Proceeds from sale of property and equipment	11	130	-	141
Issuance of long-term notes receivable	(77,736)	(1,144)	78,880	-
Contribution of capital	(10)	-	10	-
Net cash used in investing activities	(132,126)	(62,079)	78,890	(115,315)

Cash flows from financing activities:
Issuance of long-term obligations	1,144	77,736	(78,880)	-
Repayments of long-term obligations	(4,022)	(3,957)	-	(7,979)
Payment of cash dividends	(23,374)	-	-	(23,374)
Proceeds from exercise of stock options	14,214	-	-	14,214
Other financing activities	(196)	(57)	-	(253)
Issuance of common stock, net	-	10	(10)	-
Net cash provided by (used in) financing activities	(12,234)	73,732	(78,890)	(17,392)

Net decrease in cash and cash equivalents	(18,406)	(636)	-	(19,042)
Cash and cash equivalents, beginning of period	72,799	48,519	-	121,318
Cash and cash equivalents, end of period	$ 54,393	$ 47,883	$ -	$ 102,276

	For the 26 weeks ended August 2, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 88,290	$ 90,321	$ (90,321)	$ 88,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,987	58,032	-	66,019
Deferred income taxes	62,558	24,738	-	87,296
Tax benefit from stock option exercises	2,120	-	-	2,120
Equity in subsidiaries’ earnings, net	(90,321)	-	90,321	-
Litigation settlement	(162,000)	-	-	(162,000)
Change in operating assets and liabilities:
Merchandise inventories	-	72,823	-	72,823
Other current assets	(9,166)	(131,100)	126,591	(13,675)
Accounts payable	276,945	(126,031)	(126,591)	24,323
Accrued expenses and other	(19,822)	8,616	-	(11,206)
Income taxes	(68,080)	8,616	-	(59,464)
Other	(10,802)	(3,112)	-	(13,914)
Net cash provided by operating activities	77,709	2,903	-	80,612

Cash flows from investing activities:
Purchase of property and equipment	(6,390)	(64,055)	-	(70,445)
Proceeds from sale of property and equipment	41	86	-	127
Issuance of long-term notes receivable	(61,851)	-	61,851	-
Contribution of capital	(317,602)	-	317,602	-
Net cash used in investing activities	(385,802)	(63,969)	379,453	(70,318)

Cash flows from financing activities:
Issuance of long-term obligations	170,000	61,851	(61,851)	170,000
Repayments of long-term obligations	(69,316)	(320,245)	-	(389,561)
Payment of cash dividends	(21,307)	-	-	(21,307)
Proceeds from exercise of stock options	4,509	-	-	4,509
Other financing activities	4,057	-	-	4,057
Issuance of common stock, net	-	317,602	(317,602)	-
Net cash provided by (used in) financing activities	87,943	59,208	(379,453)	(232,302)

Net decrease in cash and cash equivalents	(220,150)	(1,858)	-	(222,008)
Cash and cash equivalents, beginning of period	217,539	43,986	-	261,525
Cash and cash equivalents, end of period	$ (2,611)	$ 42,128	$ -	$ 39,517

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following text contains references to years 2003, 2002 and 2001, which represent fiscal years of Dollar General Corporation (the “Company”) ending or ended, as applicable, January 30, 2004, January 31, 2003 and February 1, 2002, respectively.  This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto as of August 1, 2003.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Except as may be required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its public disclosures or Forms 10-Q, 8-K and 10-K filed with the SEC.

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

The Company calculates its shrink provision based on actual physical inventory results during the fiscal year and an accrual for estimated shrink occurring subsequent to a physical inventory through the current fiscal reporting period.  This accrual is calculated as a percentage of sales and is determined by dividing the sum of all book-to-physical inventory adjustments recorded during the previous twelve months by the related sales for the same period.  To the extent that subsequent physical inventories yield different results than this estimated accrual, the Company’s shrink rate for a given reporting period will include the impact of adjusting the estimated results to the actual results.

As previously discussed, the Company has been collecting SKU level inventory information at each of its stores in connection with its establishment of an item-based perpetual inventory system for financial reporting purposes.  In conjunction with the completion of this undertaking, in an effort to improve inventory valuation and cost of goods sold estimates, the Company will be refining estimates of its retail ownership mix and expanding the number of departments it utilizes for its gross margin calculations.  The Company has not established a date for these changes, which may result in an inventory adjustment and may also impact the RIM calculation results in the year of adoption and in subsequent years.  The impact of such changes on the Company’s future Consolidated Financial Statements cannot currently be estimated.

The implementation of the item-based perpetual inventory system in 2002 has improved our ability to identify items where we are carrying more inventory than our sales information would suggest is necessary.  The Company evaluates such information on an ongoing basis and takes periodic markdowns to ensure the salability of our inventory.

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

The Company has included in this document certain financial information not derived in accordance with generally accepted accounting principles (“GAAP”), such as selling, general and administrative (“SG&A”) expenses, net income and earnings per share that exclude the impact of restatement-related items. The Company believes that this information is useful to investors as it indicates more clearly the Company’s comparative year-to-year operating results. This information should not be considered a substitute for any measures derived in accordance with GAAP.   The Compensation Committee of the Company’s Board of Directors may use portions of this information for compensation purposes to ensure that employees are not inappropriately penalized or rewarded as a result of unusual items affecting the Company’s financial statements.  Management also may use this information to better understand the Company’s underlying operating results. A reconciliation of this information to the most comparable GAAP measures has been included in the table at the end of this section.

13 WEEKS ENDED AUGUST 1, 2003 AND AUGUST 2, 2002

Net Sales.  Net sales for the 13 weeks ended August 1, 2003 were $1.65 billion as compared against $1.45 billion during the 13 weeks ended August 2, 2002, an increase of 13.6%.  The increase resulted primarily from 588 net new stores and a same store sales increase of 4.7%.  Same store sales increases are calculated based on the comparable calendar weeks in the prior year and include only those stores that were open both at the end of a fiscal period and the beginning of the preceding fiscal year.  The same store sales increase is primarily a result of strong sales of food, health and beauty aids and seasonal items.  Net sales increases by category were as follows:  highly consumable 15.2%; seasonal 16.4%; home products 10.3%; and basic clothing 3.7%.

Gross Profit.  Gross profit during the current year period was $472.8 million, or 28.6% of sales, versus $387.4 million, or 26.7% of sales, during the comparable period in the prior year, an increase of 22.0%.  The increase in the gross margin rate as a percentage of sales is primarily attributable to an increase in the average mark-up on inventory purchases in all four of the Company’s merchandising categories.  Factors contributing to the increase in the purchase mark-up include increased purchases of high margin seasonal and basic home products, a 111% increase in import purchases compared with last year which carry higher than average mark-ups and increases in various performance based vendor rebates.  Other issues impacting the year over year comparison in the gross margin rate include a reduction in our shrink provision from 3.61% to 3.05% and a reduction in damaged product markdowns, partially offset by a $4.7 million charge to maintain the Company’s inventory value at the lower of cost or market.

Selling, General and Administrative (“SG&A”).  SG&A expenses during the current year period were $371.0 million, or 22.5% of sales, versus $313.7 million, or 21.6% of sales, during the comparable period in the prior year, an increase of 18.3%.  The increase in SG&A expenses as a rate of sales as compared to the prior year is due principally to increases in workers compensation and general liability costs, costs related to the departures of both our former President and our Senior Vice President of Human Development and Planning, increases in store occupancy and utility costs and an increase in our accrual for bonuses due to our strong performance in the first half of this year.

Insurance Proceeds.  The Company recorded $4.5 million in insurance proceeds during the prior year period relating to the settlement of certain class action litigation.  See Note 4 to the Company’s condensed consolidated financial statements as of August 1, 2003.

Interest Expense, Net.  Net interest expense in the current year period was $7.9 million, or 0.5% of sales, as compared to $11.3 million, or 0.8% of sales, in the prior year period, a decrease of 30.3%.  The reduction in net interest expense is primarily attributable to lower average debt outstanding in the current year period.  The Company had $289.4 million in debt outstanding at August 1, 2003 as compared to $521.8 million in debt outstanding at August 2, 2002.

Provision for Taxes on Income.  The Company’s effective tax rate was 36.2% in the current year period and 36.7% in the prior year period.  The reduction in the effective tax rate in the current year period is primarily a result of a reduction of prior years’ estimated tax return liabilities and an increase in targeted jobs tax credits in the current year period.

Net Income.  Net income during the current year period was $59.9 million, or 3.6% of sales, versus $42.4 million, or 2.9% of sales, during the comparable period in the prior year, an increase of 41.5%.  Diluted earnings per share in the current year period were $0.18 versus $0.13 in the prior year period. Excluding restatement-related items and the insurance proceeds noted above, diluted earnings per share were $0.18 in the current year period versus $0.12 in the prior year period.

 26 WEEKS ENDED AUGUST 1, 2003 AND AUGUST 2, 2002

Net Sales.  Net sales for the 26 weeks ended August 1, 2003 were $3.22 billion as compared against $2.84 billion during the comparable period in the prior year, an increase of 13.3%.  The increase resulted primarily from 588 net new stores and a same store sales increase of 4.5%.  Same store sales increases are calculated based on the comparable calendar weeks in the prior year, and include only those stores that were open both at the end of a fiscal period and at the beginning of the preceding fiscal year.  The same store sales increase is primarily a result of strong sales of food, health and beauty aids and seasonal items.  Net sales increases by category were as follows:  highly consumable 15.7%; seasonal 16.1%; home products 7.3%; and basic clothing 1.9%.

Gross Profit.  Gross profit during the current year period was $924.7 million, or 28.7% of sales, versus $767.7 million, or 27.0% of sales, during the comparable period in the prior year, an increase of 20.5%.  The increase in the gross margin rate as a percentage of sales was due principally to a higher mark-up percentage on the Company’s inventory purchases than that experienced during the comparable period in the prior year.  Factors contributing to the increase in the purchase mark-up include increased purchases of high margin seasonal and basic home products, a 79% increase in import purchases compared with last year which carry higher than average mark-ups and increases in various performance based vendor rebates. Other factors contributing to the increase in the gross margin rate include a reduction in our shrinkage provision from 3.34% in the prior year to 3.07% in the current year and a reduction in damaged product markdowns.

Selling, General and Administrative.  SG&A expenses during the current year period were $719.9 million, or 22.4% of sales, versus $611.0 million, or 21.5% of sales, during the comparable period in the prior year, an increase of 17.8%.  The Company recorded $0.4 million and $4.6 million in net expenses, primarily professional fees, in the current and prior year period, respectively, related to the restatement of certain previously released financial data. Excluding restatement-related items, SG&A expenses would have been $719.6 million, or 22.3% of sales, in the current year versus $606.3 million, or 21.3% of sales, in the prior year, an increase of 18.7%.

The increase in SG&A expenses as a rate of sales as compared to the prior year is primarily attributable to increases in store labor, workers compensation and general liability costs, store occupancy and store utility costs that were greater than the increase in sales.

Insurance Proceeds.  The Company recorded $4.5 million in insurance proceeds during the prior year period relating to the settlement of certain class action litigation.  See Note 4 to the Company’s condensed consolidated financial statements as of August 1, 2003.

Interest Expense, Net. Net interest expense was $17.3 million, or 0.5% of sales, in the current year period as compared to $21.8 million, or 0.8% of sales, in the prior year period, a decrease of 20.5%. The decrease is primarily attributable to lower average debt outstanding in the current year period.  The Company had $289.4 million in debt outstanding at August 1, 2003 as compared to $521.8 million in debt outstanding at August 2, 2002.

Provision for Taxes on Income.  The Company’s effective tax rate was 35.9% in the current year period and 36.7% in the prior year period.  The reduction in the effective tax rate in the current year is a result of a $0.8 million adjustment to our state income tax valuation reserves related to a change in tax laws in the state of Mississippi, a reduction of prior years’ estimated tax return liabilities and an increase in targeted jobs tax credits in the current year period.

Net Income.  Net income during the current year period was $120.3 million, or 3.7% of sales, versus $88.3 million, or 3.1% of sales, during the comparable period in the prior year, an increase of 36.2%.  Diluted earnings per share in the current year period were $0.36 versus $0.26 in the prior year.  Excluding restatement-related items and the insurance proceeds noted above, current year diluted earnings per share were $0.36 versus $0.26 in the prior year.

Reconciliation of Non-GAAP Disclosures (in thousands, except per share amounts)	For the 13 weeks ended	For the 26 weeks ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net income in accordance with GAAP	$ 59,936	$ 42,362	$ 120,268	$ 88,290
Restatement-related items in SG&A	39	(695)	369	4,623
Insurance proceeds	-	(4,500)	-	(4,500)
Total restatement-related items	39	(5,195)	369	123
Tax effect	(14)	1,907	(133)	(45)
Total restatement-related items, net of tax	25	(3,288)	236	78

Net income, excluding restatement- related items	$ 59,961	$ 39,074	$ 120,504	$ 88,368

Weighted average diluted shares outstanding	336,841	335,737	335,719	335,286

Diluted earnings per share, excluding restatement-related items	$ 0.18	$ 0.12	$ 0.36	$ 0.26

SG&A in accordance with GAAP	$ 370,987	$ 313,667	$ 719,942	$ 610,971
Less restatement-related items	39	(695)	369	4,623
SG&A, excluding restatement- related items	$ 370,948	$ 314,362	$ 719,573	$ 606,348

SG&A, excluding restatement- related items, % to sales	22.5%	21.6%	22.3%	21.3%

Liquidity and Capital Resources

Current Financial Condition / Recent Developments.  At August 1, 2003, the Company’s total debt (including the current portion of long-term obligations and short-term borrowings) was $289.4 million, and the Company had $102.3 million of cash and cash equivalents and $1.40 billion of shareholders’ equity, compared to $346.5 million of total debt, $121.3 million of cash and cash equivalents and $1.29 billion of shareholders’ equity at January 31, 2003.

The Company has a $300 million revolving credit facility (the “Credit Facility”).  The Company pays interest on funds borrowed under the Credit Facility at rates that are subject to change based upon the rating of the Company’s senior debt by independent agencies.  The Company has two interest rate options, base rate (which is usually equal to prime rate) and LIBOR.  Based upon the Company’s debt ratings during the first 26 weeks of 2003, the facility fees were 37.5 basis points, the all-in drawn margin under the LIBOR option was LIBOR plus 237.5 basis points and the all-in drawn margin under the base rate option was the base rate plus 125 basis points.  The Credit Facility is secured by approximately 400 of the Company’s retail stores, its headquarters and two of its distribution centers.  As of August 1, 2003, the Company had no outstanding borrowings and $22.5 million of standby letters of credit under the Credit Facility.  In addition, the Company had $2.1 million of standby letters of credit that were not issued under the Credit Facility.

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

The Company believes that its existing cash balances, cash flows from operations, the Credit Facility and its ongoing access to the capital markets will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

The Company plans to open approximately 650 stores during the fiscal year ending January 30, 2004.  The Company anticipates funding the costs associated with such openings by cash flows from operations and/or by the Credit Facility.

On March 13, 2003, the Board of Directors authorized the Company to repurchase up to 12 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This authorization expires March 13, 2005.  As of August 1, 2003, the Company had not purchased any of its shares pursuant to the current authorization.

Cash flows provided by operating activities.  Net cash provided by operating activities totaled $113.7 million during the first 26 weeks of 2003, as compared to an $80.6 million source of cash during the comparable period in the prior year.  The primary source of cash in 2003 was the Company’s net income plus depreciation and amortization expense, which together totaled $195.2 million.  Significant uses of cash in the current year include an increase in inventories of $61.7 million and a reduction in our income tax payable of $57.9 million.  Inventory turns have improved on a rolling 12-month basis from 3.7 times to 3.9 times as measured at August 2, 2002, and August 1, 2003, respectively.

The primary source of net cash from operating activities during the prior year period was the Company’s net income plus depreciation and amortization expense, which together totaled $154.3 million.  In addition, the Company generated $72.8 million as a result of reductions in its inventory balances.  The Company paid $162 million during the prior year period in settlement of the shareholder class action lawsuits as described in Note 4 to the Company’s condensed consolidated financial statements as of August 1, 2003.

Cash flows used in investing activities.  Net cash used in investing activities during the first 26 weeks of 2003 totaled $115.3 million, as compared to a $70.3 million use of cash during the comparable period in the prior year.  The Company purchased property and equipment totaling $65.9 million in the current year period which consisted primarily of $30.4 million for new stores, $22.6 million for other store-related projects and $8.2 million for various technology projects. Also during the current year period, the Company purchased two secured promissory notes totaling $49.6 million which represent debt issued by a third party entity from which the Company leases its DC in South Boston, Virginia.  See Note 7 to the Company’s condensed consolidated financial statements as of August 1, 2003.  The $70.3 million spent in the prior year period consisted primarily of $21.4 million for new stores, $13.3 million for various store-related technology projects and $16.2 million for distribution and transportation projects.

Cash flows used in financing activities.  Net cash used in financing activities during the first 26 weeks of 2003 was $17.4 million, which consisted principally of $23.4 million in dividends.  Net cash used in financing activities during the comparable period in the prior year was $232.3 million, which consisted principally of $21.3 million in dividends and $219.6 million of net debt repayments.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosures relating to this item that are set forth in our report on Form 10-K for the fiscal year ended January 31, 2003.

ITEM 4.

CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 1, 2003.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2003, the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).  There have been no changes during the quarter ended August 1, 2003 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)

The annual meting of shareholders was held on June 2, 2003.

(b)

Proxies for the meeting were solicited in accordance with Regulation 14 of the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees and all of management’s nominees were elected.  Each director is elected to serve a one-year term.

(c)

The following sets forth the results of voting on each matter at the annual meeting of shareholders:

Proposal 1 – Election of Directors.

	For	Withhold Authority
David L. Beré	287,083,848	17,979,347
Dennis C. Bottorff	300,216,429	4,846,766
Barbara L. Bowles	300,223,683	4,839,512
James L. Clayton	287,127,967	17,935,228
Reginald D. Dickson	287,174,854	17,888,341
E. Gordon Gee	286,085,072	18,978,123
John B. Holland	298,824,822	6,238,373
Barbara M. Knuckles	297,610,317	7,452,878
David A. Perdue	300,366,434	4,696,761
James D. Robbins	297,639,306	7,423,889
David M. Wilds	300,331,276	4,731,919
William S. Wire II	297,240,136	7,823,059

Proposal 2 – Amendment to the Dollar General Corporation 1998 Stock Incentive Plan.

Votes cast for:	262,692,123
Votes cast against:	39,854,306
Votes cast to abstain:	2,516,757

Proposal 3 – Ratification of the Appointment of Ernst & Young LLP as Independent Auditors for 2003 Fiscal Year.

Votes cast for:	293,134,581
Votes cast against:	9,872,036
Votes cast to abstain:	2,056,575

ITEM 6.

Exhibits and Reports on Form 8-K

(a)	See the Exhibit Index immediately following the Signature page hereto.

(b)	(1)

A Current Report on Form 8-K, dated May 7, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding the resignation of the Company’s President and Chief Operating Officer.

(2)

A Current Report on From 8-K, dated May 8, 2003, was furnished to the SEC pursuant to Items 9 and 12 in connection with a news release regarding April and 2003 first quarter sales results, the May sales outlook and the conference call regarding 2003 first quarter earnings.

(3)

A Current Report on Form 8-K, dated May 29, 2003, was furnished to the SEC pursuant to Items 9 and 12 in connection with a news release and a conference call with respect to earnings for the 2003 first quarter, guidance for the 2003 fiscal year, and webcast of the annual meeting of shareholders.

(4)

A Current Report on Form 8-K, dated June 2, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding the election as Chairman of David A. Perdue and the declaration of a dividend.

	(5)	A Current Report on Form 8-K, dated June 5, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding May sales results and the June sales outlook.
(6)

A Current Report on Form 8-K, dated June 12, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding planned presentations at and webcasts of three investor conferences in June.

	(7)	A Current Report on Form 8-K, dated July 10, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding June sales results and the July sales outlook.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION
Date: August 29, 2003	By:	/s/ James J. Hagan
James J. Hagan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1

Fifth Supplemental Indenture, dated as of May 23, 2003, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (f/k/a First Union National Bank), as trustee.

4.2

Sixth Supplemental Indenture, dated as of July 15, 2003, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (f/k/a First Union National Bank), as trustee.

10.1

Purchase and Sale Agreement, dated as of May 29, 2003, by and between Dollar General Corporation and Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company).

10.2

Dollar General Corporation 1998 Stock Incentive Plan, as amended and restated effective June 2, 2003, and as further modified through August 26, 2003.

10.3

Resignation Agreement, dated May 7, 2003, by and between Dollar General Corporation and Donald S. Shaffer (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).

10.4

Memorandum of Understanding, dated May 7, 2003, from Dollar General Corporation to Donald S. Shaffer (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).

31

Certifications of Chief Executive Officer and Chief Financial Officer under Exchange Act Rule 13a-14(a).

32

Certifications of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. 1350.