Form 10-Q
period 2003-10-31
DOLLAR GENERAL CORP
filed 2003-12-04
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

Commission file number: 001-11421

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

The number of shares of common stock outstanding on December 2, 2003 was 337,010,790.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	(Unaudited) October 31, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 138,470	$ 121,318
Merchandise inventories	1,373,200	1,123,031
Deferred income taxes	21,729	33,860
Other current assets	65,301	45,699
Total current assets	1,598,700	1,323,908

Property and equipment, at cost	1,667,438	1,577,823
Less accumulated depreciation and amortization	687,951	584,001
Net property and equipment	979,487	993,822
Other assets, net	11,007	15,423
Total assets	$ 2,589,194	$ 2,333,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 17,295	$ 16,209
Accounts payable	440,505	341,303
Accrued expenses and other	287,724	239,898
Income taxes payable	14,553	67,091
Total current liabilities	760,077	664,501

Long-term obligations	268,357	330,337
Deferred income taxes	59,100	50,247
Shareholders’ equity:
Preferred stock	-	-
Common stock	168,415	166,670
Additional paid-in capital	363,767	313,269
Retained earnings	975,255	812,220
Accumulated other comprehensive loss	(1,206)	(1,349)
	1,506,231	1,290,810
Less other shareholders’ equity	4,571	2,742
Total shareholders’ equity	1,501,660	1,288,068
Total liabilities and shareholders’ equity	$ 2,589,194	$ 2,333,153

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands except per share amounts)

	For the 13 weeks ended
	October 31, 2003		November 1, 2002
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$ 1,685,346	100.00%	$ 1,497,702	100.00%
Cost of goods sold	1,168,449	69.33	1,069,119	71.38
Gross profit	516,897	30.67	428,583	28.62
Selling, general and administrative	385,551	22.88	335,152	22.38
Litigation settlement and related proceeds	-	-	(25,041)	(1.67)
Operating profit	131,346	7.79	118,472	7.91
Interest expense, net	7,976	0.47	11,537	0.77
Income before taxes on income	123,370	7.32	106,935	7.14
Provision for taxes on income	45,467	2.70	38,365	2.56
Net income	$ 77,903	4.62%	$ 68,570	4.58%

Diluted earnings per share	$ 0.23		$ 0.20
Weighted average diluted shares (000s)	339,238		334,970
Basic earnings per share	$ 0.23		$ 0.21
Weighted average basic shares (000s)	335,411		333,227
Dividends per share	$ 0.035		$ 0.032

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands except per share amounts)

	For the 39 weeks ended
	October 31, 2003		November 1, 2002
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$ 4,905,504	100.00%	$ 4,340,841	100.00%
Cost of goods sold	3,463,871	70.61	3,144,539	72.44
Gross profit	1,441,633	29.39	1,196,302	27.56
Selling, general and administrative	1,105,493	22.54	946,123	21.80
Litigation settlement and related proceeds	-	-	(29,541)	(0.68)
Operating profit	336,140	6.85	279,720	6.44
Interest expense, net	25,286	0.51	33,306	0.77
Income before taxes on income	310,854	6.34	246,414	5.67
Provision for taxes on income	112,683	2.30	89,554	2.06
Net income	$ 198,171	4.04%	$ 156,860	3.61%

Diluted earnings per share	$ 0.59		$ 0.47
Weighted average diluted shares (000s)	336,892		335,180
Basic earnings per share	$ 0.59		$ 0.47
Weighted average basic shares (000s)	334,175		332,986
Dividends per share	$ 0.105		$ 0.096

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	For the 39 weeks ended
	October 31, 2003	November 1, 2002
Cash flows from operating activities:
Net income	$ 198,171	$ 156,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,114	102,302
Deferred income taxes	20,912	68,424
Tax benefit from stock option exercises	10,780	2,278
Litigation settlement (see Note 4)	-	(161,800)
Change in operating assets and liabilities:
Merchandise inventories	(250,169)	(118,097)
Other current assets	(19,602)	(2,774)
Accounts payable	99,202	87,963
Accrued expenses and other	49,039	10,105
Income taxes	(52,538)	(3,137)
Other	1,974	(14,124)
Net cash provided by operating activities	170,883	128,000

Cash flows from investing activities:
Purchase of property and equipment	(96,923)	(104,727)
Purchase of promissory notes (see Note 7)	(49,582)	-
Proceeds from sale of property and equipment	195	379
Net cash used in investing activities	(146,310)	(104,348)

Cash flows from financing activities:
Net borrowings under revolving credit facilities	-	168,400
Repayments of long-term obligations	(11,808)	(393,378)
Payment of cash dividends	(35,136)	(31,972)
Proceeds from exercise of stock options	39,660	4,844
Other financing activities	(137)	4,030
Net cash used in financing activities	(7,421)	(248,076)

Net increase (decrease) in cash and cash equivalents	17,152	(224,424)
Cash and cash equivalents, beginning of period	121,318	261,525
Cash and cash equivalents, end of period	$ 138,470	$ 37,101

Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment under capital lease obligations	$ 551	$ 8,134

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week and 39-week periods ended October 31, 2003 and November 1, 2002 have been made.

Certain prior year amounts have been reclassified to conform to the current period presentation. Ongoing estimates of inventory shrinkage, initial markups and markdowns are included in the interim cost of goods sold calculation.  Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Accounting pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Generally, under SFAS No. 145, gains and losses from debt extinguishments will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 on February 1, 2003, and the adoption of SFAS No. 145 did not have a material effect on the Company’s financial position or results of operations.

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

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a Variable Interest Entity (“VIE”). The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. At the October 8, 2003 FASB meeting, the FASB deferred the effective date of FIN 46, and the consolidation requirements for “older” VIEs currently are the first fiscal year or interim period ending after December 15, 2003, which would apply for the Company at the end of its 2003 fiscal year. Additional modifications of FIN 46 have been proposed by the FASB, and the Company will continue to monitor future developments related to this interpretation.  The Company leases four of its distribution centers (“DCs”) from lessors, which meet the definition of VIEs.  Two of these DCs have been recorded as financing obligations whereby the property and equipment, along with the related lease obligations, are reflected in the accompanying condensed consolidated balance sheets.  The other two DCs, excluding the equipment, have been recorded as operating leases in accordance with SFAS No. 98, “Accounting for Leases.”  The Company adopted the provisions of FIN 46 on August 2, 2003 and the adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

2.

Comprehensive income

Comprehensive income consists of the following (in thousands):

13 Weeks Ended
	October 31, 2003	November 1, 2002
Net income	$ 77,903	$ 68,570
Net change in derivative financial instruments	60	630
Comprehensive income	$ 77,963	$ 69,200

39 Weeks Ended
	October 31, 2003	November 1, 2002
Net income	$ 198,171	$ 156,860
Net change in derivative financial instruments	143	1,846
Comprehensive income	$ 198,314	$ 158,706

3.

Earnings per share

The amounts reflected below are in thousands except per share data.

	13 Weeks Ended October 31, 2003
	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 77,903	335,411	$ 0.23
Effect of dilutive stock options		3,827
Diluted earnings per share	$ 77,903	339,238	$ 0.23

	13 Weeks Ended November 1, 2002
	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 68,570	333,227	$ 0.21
Effect of dilutive stock options		1,743
Diluted earnings per share	$ 68,570	334,970	$ 0.20

	39 Weeks Ended October 31, 2003
	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 198,171	334,175	$ 0.59
Effect of dilutive stock options		2,717
Diluted earnings per share	$ 198,171	336,892	$ 0.59

	39 Weeks Ended November 1, 2002
	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 156,860	332,986	$ 0.47
Effect of dilutive stock options		2,194
Diluted earnings per share	$ 156,860	335,180	$ 0.47

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

Plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the federal class action settlement and may elect to pursue recovery against the Company individually. In 2002, the Company settled and paid a claim by one such plaintiff and recognized an expense of $0.2 million in respect of that agreement. To the Company’s knowledge, no other litigation has yet been filed or threatened by parties who opted out of the class action settlement. The Company cannot predict whether any additional litigation will be filed or estimate the potential liabilities associated with such litigation, but it does not believe that the resolution of any such litigation will have a material adverse effect on the Company’s financial position or results of operations.

Other Litigation.  On March 14, 2002, a complaint was filed in the United States District Court for the Northern District of Alabama to commence a purported collective action against the Company on behalf of current and former salaried store managers.  The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under the Fair Labor Standards Act (“FLSA”).  Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.  In the third quarter of 2003, the court denied the plaintiff’s motion to allow the action to proceed as a nationwide collective action, but determined that the action could proceed collectively as to a region that has not yet been defined.  This action is still in the discovery phase.  The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the action is not appropriate for collective action treatment.  The Company intends to appeal the decision to allow the action to proceed as a regional collective action and to vigorously defend the action.  However, no assurances can be given that the Company will be successful either in its appeal or in defending this action on the merits or otherwise, and, if not, the resolution could have a material adverse effect on the Company’s financial position or results of operations.

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

Other matters

As previously disclosed in the Company’s periodic reports filed with the SEC, the Internal Revenue Service (“IRS”) has conducted a normal examination of the Company’s 1998 and 1999 federal income tax returns.  At this time, the local audit fieldwork has been completed, and the Company is awaiting the final IRS report.  The Company does not anticipate any material changes to its tax liabilities as a result of these audits.

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

The stock incentive plan was amended effective June 2, 2003 to provide for the automatic annual grant of 4,600 restricted stock units to each non-employee director (6,000 restricted stock units to any non-employee director serving as Chairman) in lieu of the automatic annual stock option grants. These units generally vest one year after the grant date, but no payout (in either cash or shares of common stock) shall be made until the director has ceased to be a member of the Board of Directors.

The terms of this plan limit the number of shares of restricted stock eligible for issuance thereunder to a maximum of 4 million shares. At October 31, 2003, 3,839,135 shares of restricted stock were available for grant under this plan.

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

13 Weeks Ended
(Amounts in thousands except per share data)	October 31, 2003	November 1, 2002
Net income – as reported	$ 77,903	$ 68,570
Less pro forma effect of stock option grants	791	3,894
Net income – pro forma	$ 77,112	$ 64,676

Earnings per share – as reported
Basic	$ 0.23	$ 0.21
Diluted	$ 0.23	$ 0.20
Earnings per share – pro forma
Basic	$ 0.23	$ 0.19
Diluted	$ 0.23	$ 0.19

39 Weeks Ended
(Amounts in thousands except per share data)	October 31, 2003	November 1, 2002
Net income – as reported	$ 198,171	$ 156,860
Less pro forma effect of stock option grants	4,604	12,960
Net income – pro forma	$ 193,567	$ 143,900

Earnings per share – as reported
Basic	$ 0.59	$ 0.47
Diluted	$ 0.59	$ 0.47
Earnings per share – pro forma
Basic	$ 0.58	$ 0.43
Diluted	$ 0.57	$ 0.43

The pro forma effects on net income for the 13 weeks and 39 weeks ended October 31, 2003 and November 1, 2002 are not representative of the pro forma effect on net income in future periods because they do not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of options granted during the third quarter of 2003 and 2002 was $6.34 and $6.47 per share, respectively.  The fair value of options granted during the first 39 weeks of 2003 and 2002 was $5.42 and $6.85 per share, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended
	October 31, 2003	November 1, 2002
Expected dividend yield	0.9%	0.8%
Expected stock price volatility	37.6%	34.8%
Weighted average risk-free interest rate	3.0%	3.9%
Expected life of options (years)	4.0	7.0

	39 Weeks Ended
	October 31, 2003	November 1, 2002
Expected dividend yield	0.9%	0.8%
Expected stock price volatility	36.9%	35.5%
Weighted average risk-free interest rate	2.6%	5.3%
Expected life of options (years)	3.7	6.6

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

6.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of October 31, 2003 and November 1, 2002, all of the Company’s operations were located within the United States.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended
(In thousands)	October 31, 2003	November 1, 2002
Classes of similar products:
Net sales:
Highly consumable	$ 1,076,913	$ 959,873
Seasonal	237,365	196,213
Home products	207,570	187,250
Basic clothing	163,498	154,366
	$ 1,685,346	$ 1,497,702

	39 Weeks Ended
(In thousands)	October 31, 2003	November 1, 2002
Classes of similar products:
Net sales:
Highly consumable	$ 3,094,797	$ 2,703,617
Seasonal	737,952	627,303
Home products	614,746	566,634
Basic clothing	458,009	443,287
	$ 4,905,504	$ 4,340,841

7.

Long-term obligations and related promissory notes

In May 2003, the Company purchased two secured promissory notes (the “Notes”) from Principal Life Insurance Company totaling $49.6 million. These Notes represent debt issued by a third party entity from which the Company leases its DC in South Boston, Virginia. This existing lease is recorded as a financing obligation in the accompanying condensed consolidated financial statements. By acquiring these Notes, the Company is holding the debt instruments pertaining to its lease-financing obligation and, because a legal right of offset exists, has reflected the acquired Notes as a reduction of its outstanding financing obligations in its condensed consolidated financial statements.  There was no gain or loss recognized as a result of this transaction.

8.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for one subsidiary whose assets and revenues are not material (the “Guarantors”), have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company. In order to participate as a subsidiary guarantor on certain of the Company’s financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain a minimum balance of stockholders’ equity of $550 million as of October 31, 2003, which is equivalent to the sum of the Company’s debt it has guaranteed plus $50 million.  The Company was in compliance with such agreement as of October 31, 2003.

The following consolidating schedules present condensed financial information on a combined basis. Dollar amounts are in thousands.

	As of
	October 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 93,345	$ 45,125	$ -	$ 138,470
Merchandise inventories	-	1,373,200	-	1,373,200
Deferred income taxes	13,854	7,875	-	21,729
Other current assets	23,450	1,587,522	(1,545,671)	65,301
Total current assets	130,649	3,013,722	(1,545,671)	1,598,700

Property and equipment, at cost	176,199	1,491,239	-	1,667,438
Less accumulated depreciation and amortization	77,147	610,804	-	687,951
Net property and equipment	99,052	880,435	-	979,487

Other assets, net	3,100,858	40,908	(3,130,759)	11,007

Total assets	$ 3,330,559	$ 3,935,065	$ (4,676,430)	$ 2,589,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 8,687	$ 8,608	$ -	$ 17,295
Accounts payable	1,587,143	398,938	(1,545,576)	440,505
Accrued expenses and other	35,317	252,502	(95)	287,724
Income taxes payable	-	14,553	-	14,553
Total current liabilities	1,631,147	674,601	(1,545,671)	760,077

Long-term obligations	195,216	1,058,427	(985,286)	268,357
Deferred income taxes	2,536	56,564	-	59,100

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	168,415	23,853	(23,853)	168,415
Additional paid-in capital	363,767	1,247,290	(1,247,290)	363,767
Retained earnings	975,255	874,330	(874,330)	975,255
Accumulated other comprehensive loss	(1,206)	-	-	(1,206)
	1,506,231	2,145,473	(2,145,473)	1,506,231
Less other shareholders’ equity	4,571	-	-	4,571
Total shareholders’ equity	1,501,660	2,145,473	(2,145,473)	1,501,660

Total liabilities and shareholders’ equity	$ 3,330,559	$ 3,935,065	$ (4,676,430)	$ 2,589,194

	As of
	January 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 72,799	$ 48,519	$ -	$ 121,318
Merchandise inventories	-	1,123,031	-	1,123,031
Deferred income taxes	8,937	24,923	-	33,860
Other current assets	19,004	1,328,417	(1,301,722)	45,699
Total current assets	100,740	2,524,890	(1,301,722)	1,323,908

Property and equipment, at cost	169,551	1,408,272	-	1,577,823
Less accumulated depreciation and amortization	65,677	518,324	-	584,001
Net property and equipment	103,874	889,948	-	993,822

Other assets, net	2,786,977	38,949	(2,810,503)	15,423

Total assets	$ 2,991,591	$ 3,453,787	$ (4,112,225)	$ 2,333,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 8,202	$ 8,007	$ -	$ 16,209
Accounts payable	1,412,008	230,273	(1,300,978)	341,303
Accrued expenses and other	32,642	208,000	(744)	239,898
Income taxes payable	-	67,091	-	67,091
Total current liabilities	1,452,852	513,371	(1,301,722)	664,501

Long-term obligations	249,748	937,473	(856,884)	330,337
Deferred income taxes	923	49,324	-	50,247

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	166,670	23,853	(23,853)	166,670
Additional paid-in capital	313,269	1,247,279	(1,247,279)	313,269
Retained earnings	812,220	682,487	(682,487)	812,220
Accumulated other comprehensive loss	(1,349)	-	-	(1,349)
	1,290,810	1,953,619	(1,953,619)	1,290,810
Less other shareholders’ equity	2,742	-	-	2,742
Total shareholders’ equity	1,288,068	1,953,619	(1,953,619)	1,288,068

Total liabilities and shareholders’ equity	$ 2,991,591	$ 3,453,787	$ (4,112,225)	$ 2,333,153

	For the 13 weeks ended October 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 48,202	$ 1,685,346	$ (48,202)	$ 1,685,346
Cost of goods sold	-	1,168,449	-	1,168,449
Gross profit	48,202	516,897	(48,202)	516,897
Selling, general and administrative	32,464	401,289	(48,202)	385,551
Operating profit	15,738	115,608	-	131,346
Interest expense, net	4,567	3,409	-	7,976
Income before taxes on income	11,171	112,199	-	123,370
Provision for taxes on income	4,366	41,101	-	45,467
Equity in subsidiaries’ earnings, net of taxes	71,098	-	(71,098)	-
Net income	$ 77,903	$ 71,098	$ (71,098)	$ 77,903

	For the 13 weeks ended November 1, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 34,739	$ 1,497,702	$ (34,739)	$ 1,497,702
Cost of goods sold	-	1,069,119	-	1,069,119
Gross profit	34,739	428,583	(34,739)	428,583
Selling, general and administrative	26,863	343,028	(34,739)	335,152
Litigation settlement and related proceeds	(25,041)	-	-	(25,041)
Operating profit	32,917	85,555	-	118,472
Interest expense, net	8,389	3,148	-	11,537
Income before taxes on income	24,528	82,407	-	106,935
Provision for taxes on income	9,658	28,707	-	38,365
Equity in subsidiaries’ earnings, net of taxes	53,700	-	(53,700)	-
Net income	$ 68,570	$ 53,700	$ (53,700)	$ 68,570

	For the 39 weeks ended October 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 125,783	$ 4,905,504	$ (125,783)	$ 4,905,504
Cost of goods sold	-	3,463,871	-	3,463,871
Gross profit	125,783	1,441,633	(125,783)	1,441,633
Selling, general and administrative	97,792	1,133,484	(125,783)	1,105,493
Operating profit	27,991	308,149	-	336,140
Interest expense, net	17,628	7,658	-	25,286
Income before taxes on income	10,363	300,491	-	310,854
Provision for taxes on income	4,034	108,649	-	112,683
Equity in subsidiaries’ earnings, net of taxes	191,842	-	(191,842)	-
Net income	$ 198,171	$ 191,842	$ (191,842)	$ 198,171

	For the 39 weeks ended November 1, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 96,590	$ 4,340,841	$ (96,590)	$ 4,340,841
Cost of goods sold	-	3,144,539	-	3,144,539
Gross profit	96,590	1,196,302	(96,590)	1,196,302
Selling, general and administrative	84,984	957,729	(96,590)	946,123
Litigation settlement and related proceeds	(29,541)	-	-	(29,541)
Operating profit	41,147	238,573	-	279,720
Interest expense, net	19,939	13,367	-	33,306
Income before taxes on income	21,208	225,206	-	246,414
Provision for taxes on income	8,369	81,185	-	89,554
Equity in subsidiaries’ earnings, net of taxes	144,021	-	(144,021)	-
Net income	$ 156,860	$ 144,021	$ (144,021)	$ 156,860

	For the 39 weeks ended October 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 198,171	$ 191,842	$ (191,842)	$ 198,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,858	98,256	-	113,114
Deferred income taxes	(3,376)	24,288	-	20,912
Tax benefit from stock option exercises	10,780	-	-	10,780
Equity in subsidiaries’ earnings, net	(191,842)	-	191,842	-
Change in operating assets and liabilities:
Merchandise inventories	-	(250,169)	-	(250,169)
Other current assets	(7,473)	(255,039)	242,910	(19,602)
Accounts payable	175,135	168,665	(244,598)	99,202
Accrued expenses and other	2,675	45,715	649	49,039
Income taxes	4,177	(56,715)	-	(52,538)
Other	1,197	(262)	1,039	1,974
Net cash provided by (used in) operating activities	204,302	(33,419)	-	170,883

Cash flows from investing activities:
Purchase of property and equipment	(6,897)	(90,026)	-	(96,923)
Purchase of promissory notes	(49,582)	-	-	(49,582)
Proceeds from sale of property and equipment	18	177	-	195
Issuance of long-term notes receivable	(127,258)	(1,144)	128,402	-
Contribution of capital	(10)	-	10	-
Net cash used in investing activities	(183,729)	(90,993)	128,412	(146,310)

Cash flows from financing activities:
Issuance of long-term obligations	1,144	127,258	(128,402)	-
Repayments of long-term obligations	(5,642)	(6,166)	-	(11,808)
Payment of cash dividends	(35,136)	-	-	(35,136)
Proceeds from exercise of stock options	39,660	-	-	39,660
Other financing activities	(53)	(84)	-	(137)
Issuance of common stock, net	-	10	(10)	-
Net cash provided by (used in) financing activities	(27)	121,018	(128,412)	(7,421)

Net increase (decrease) in cash and cash equivalents	20,546	(3,394)	-	17,152
Cash and cash equivalents, beginning of period	72,799	48,519	-	121,318
Cash and cash equivalents, end of period	$ 93,345	$ 45,125	$ -	$ 138,470

	For the 39 weeks ended November 1, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 156,860	$ 144,021	$ (144,021)	$ 156,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,106	90,196	-	102,302
Deferred income taxes	64,235	4,189	-	68,424
Tax benefit from stock option exercises	2,278	-	-	2,278
Equity in subsidiaries’ earnings, net	(144,021)	-	144,021	-
Litigation settlement	(161,800)	-	-	(161,800)
Change in operating assets and liabilities:
Merchandise inventories	-	(118,097)	-	(118,097)
Other current assets	(6,783)	(13,518)	17,527	(2,774)
Accounts payable	260,992	(157,249)	(15,780)	87,963
Accrued expenses and other	(28,235)	38,340	-	10,105
Income taxes	(20,970)	17,833	-	(3,137)
Other	(8,826)	(3,551)	(1,747)	(14,124)
Net cash provided by operating activities	125,836	2,164	-	128,000

Cash flows from investing activities:
Purchase of property and equipment	(9,586)	(95,141)	-	(104,727)
Proceeds from sale of property and equipment	169	210	-	379
Issuance of long-term notes receivable	(96,590)	-	96,590	-
Contribution of capital	(317,602)	-	317,602	-
Net cash used in investing activities	(423,609)	(94,931)	414,192	(104,348)

Cash flows from financing activities:
Net borrowings under revolving credit facilities	168,400	-	-	168,400
Issuance of long-term obligations	-	96,590	(96,590)	-
Repayments of long-term obligations	(71,418)	(321,960)	-	(393,378)
Payment of cash dividends	(31,972)	-	-	(31,972)
Proceeds from exercise of stock options	4,844	-	-	4,844
Other financing activities	4,030	-	-	4,030
Issuance of common stock, net	-	317,602	(317,602)	-
Net cash provided by (used in) financing activities	73,884	92,232	(414,192)	(248,076)

Net decrease in cash and cash equivalents	(223,889)	(535)	-	(224,424)
Cash and cash equivalents, beginning of period	217,539	43,986	-	261,525
Cash and cash equivalents, end of period	$ (6,350)	$ 43,451	$ -	$ 37,101

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following text contains references to years 2003, 2002 and 2001, which represent fiscal years of Dollar General Corporation (the “Company”) ending or ended, as applicable, January 30, 2004, January 31, 2003 and February 1, 2002, respectively.  This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto as of October 31, 2003.

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, statements of future economic performance, or statements regarding the expected outcome or impact of pending or threatened litigation.  These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.  The factors that may result in actual results differing from such forward-looking information include, but are not limited to:  the Company’s ability to maintain adequate liquidity through its cash resources and credit facilities; the Company’s ability to comply with the terms of its credit facilities (or obtain waivers for non-compliance); transportation and distribution delays or interruptions; the impact on transportation costs from the “driver hours of service” regulations adopted by the Federal Motor Carriers Safety Administration, which are scheduled to become effective on  January 4, 2004;  the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; changes in product mix; interruptions in suppliers' businesses; costs and potential problems and interruptions associated with implementation of new or upgraded systems and technology; fuel price and interest rate fluctuations; a deterioration in general economic conditions caused by acts of war or terrorism; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; the impact of the Securities and Exchange Commission (“SEC”) inquiry related to the restatement of certain of the Company’s financial statements further described in Part II, Item 1 of this Form 10-Q; and other factors described from time to time in the Company’s filings with the SEC, press releases and other communications.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Except as may be required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its public disclosures or documents filed with the SEC.

Critical Accounting Policies

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method.  Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories.  The RIM is an averaging method that has been widely used in the retail industry due to its practicality.  Also, it is recognized that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins.  These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures.  Factors that can lead to distortion in the calculation of the inventory balance include:

*

applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover

*

applying the RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise

*

inaccurate estimates of inventory shrinkage between the date of the last physical inventory at a store and the financial statement date

*

inaccurate estimates of LIFO reserves

  To reduce the potential of such distortions in the valuation of inventory, the Company’s RIM currently utilizes 10 departments in which fairly homogenous classes of merchandise inventories having similar gross margins are grouped.  In the future, in order to further refine its RIM calculation, the Company intends to expand the number of departments it utilizes for its gross margin calculation. The impact of this  intended change on the Company’s future consolidated financial statements cannot currently be estimated. Other factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and the utilization of an outside statistician to assist in the LIFO sampling process and index formulation. Also, on a periodic basis, the Company reviews and evaluates the salability of its inventory and records adjustments, if necessary, to reflect its inventory at the lower of cost or market.

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

During the current period, the Company implemented an item level perpetual inventory system for financial reporting purposes. This new system provides better information regarding the type of inventory that we own and improves our ability to estimate our shrink provision. The utilization of this improved information in our RIM calculation resulted in a non-recurring inventory adjustment of approximately $7.8 million, which favorably impacted gross margin in the current period.

Property and Equipment.  Property and equipment are recorded at cost. The Company groups its assets into relatively homogeneous classes and provides for depreciation on a straight-line basis over the estimated average useful life of each asset class. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. Property and equipment are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Self-Insurance Liability.  The Company retains a significant portion of the risk for its workers’ compensation, employee health insurance, general liability, property loss and automobile coverage. These costs are significant primarily due to the large employee base and number of stores. Provisions are made to this insurance liability on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed by outside actuaries utilizing historical claim trends. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expenses or expense reductions which could be material to the Company’s financial results.

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

The Company has included in this document certain financial information not derived in accordance with generally accepted accounting principles (“GAAP”), such as selling, general and administrative (“SG&A”) expenses, net income and diluted earnings per share that exclude the impact of restatement-related items. The Company believes that this information is useful to investors as it indicates more clearly the Company’s comparative year-to-year operating results. This information should not be considered a substitute for any measures derived in accordance with GAAP.   The Compensation Committee of the Company’s Board of Directors may use portions of this information for compensation purposes to ensure that employees are not inappropriately penalized or rewarded as a result of unusual items affecting the Company’s financial statements.  Management also may use this information to better understand the Company’s underlying operating results. A reconciliation of this information to the most comparable GAAP measures has been included in the table at the end of this section.

13 WEEKS ENDED OCTOBER 31, 2003 AND NOVEMBER 1, 2002

Net Sales.  Net sales for the 13 weeks ended October 31, 2003 were $1.69 billion as compared against $1.50 billion during the 13 weeks ended November 1, 2002, an increase of 12.5%.  The increase resulted primarily from 577 net new stores and a same store sales increase of 3.8%.  Same store sales increases are calculated based on the comparable calendar weeks in the prior year and include only those stores that were open both at the end of a fiscal period and the beginning of the preceding fiscal year.  The same store sales increase is primarily a result of strong sales of food, health and beauty aids and seasonal items.  Net sales increases by category were as follows:  highly consumable 12.2%; seasonal 21.0%; home products 10.9%; and basic clothing 5.9%.

Gross Profit.  Gross profit during the current year period was $516.9 million, or 30.7% of sales, versus $428.6 million, or 28.6% of sales, during the comparable period in the prior year, an increase of 20.6%.  The increase in the gross margin rate as a percentage of sales is primarily attributable to a higher average mark-up on beginning inventory balances in all four of the Company’s merchandise categories as compared against the same period last year.  This resulted from having higher average mark-ups on inventory purchased during the first two quarters of 2003 due to increased purchases of higher margin seasonal and basic home products, an increase in import purchases compared with the same period last year which carry higher than average mark-ups and increases in various performance-based vendor rebates.  Other issues impacting the year over year comparison in the gross margin rate include a reduction in our shrink provision from 4.00% to 3.15% (calculated using retail dollars as a percentage of sales) and a reduction in distribution and transportation expenses as a percentage of sales. Gross profit during the current year period was favorably impacted by an approximately $7.8 million non-recurring inventory adjustment primarily representing a change in the Company’s estimated provision for shrinkage.  The adjustment resulted from having better information regarding the type of inventory that we own as provided by the Company’s item level perpetual inventory system that was recently implemented for financial reporting purposes. The relatively strong increase in sales of higher margin seasonal items experienced in the current year period also impacted the year over year comparison in the gross margin rate.

Selling, General and Administrative.  SG&A expenses during the current year period were $385.6 million, or 22.9% of sales, versus $335.2 million, or 22.4% of sales, during the comparable period in the prior year, an increase of 15.0%.  The increase in SG&A expenses as a rate of sales as compared to the prior year period is due principally to an increase in our accrual for bonuses, increases in workers’ compensation and general liability costs, and increases in store training-related costs.

Litigation Settlement and Related Proceeds.  The Company recorded $25.0 million in net restatement litigation proceeds during the prior year period, which amount included $25.2 million in insurance proceeds associated with the restatement-related shareholders derivative litigation offset by a $0.2 million settlement accrual for a shareholders class action opt-out claim also related to the Company’s restatement. See Note 4 to the Company’s condensed consolidated financial statements as of October 31, 2003.

Interest Expense, Net.  Net interest expense in the current year period was $8.0 million, or 0.5% of sales, as compared to $11.5 million, or 0.8% of sales, in the prior year period, a decrease of 30.9%.  The reduction in net interest expense is primarily attributable to lower average debt outstanding in the current year period.  The Company had $285.7 million in debt outstanding at October 31, 2003 as compared to $518.3 million in debt outstanding at November 1, 2002.

Provision for Taxes on Income.  The Company’s effective tax rate was 36.9% in the current year period compared to 35.9% in the prior year period.  The effective tax rate in the current year period was impacted by an adjustment that increased certain state income tax liabilities.  The Company’s effective tax rate was lowered in the prior year quarter by favorable adjustments to prior estimates determined after the filing of the Company’s amended tax returns for 1998 and 1999 as well as the original returns for the 2000 and 2001 years.

Net Income.  Net income during the current year period was $77.9 million, or 4.6% of sales, versus $68.6 million, or 4.6% of sales, during the comparable period in the prior year, an increase of 13.6%.  Diluted earnings per share in the current year period were $0.23 versus $0.20 in the prior year period. Excluding restatement-related items and the insurance proceeds noted above, diluted earnings per share were $0.23 in the current year period versus $0.16 in the prior year period. See reconciliation of non-GAAP disclosures below.

 39 WEEKS ENDED OCTOBER 31, 2003 AND NOVEMBER 1, 2002

Net Sales.  Net sales for the 39 weeks ended October 31, 2003 were $4.91 billion as compared against $4.34 billion during the comparable period in the prior year, an increase of 13.0%.  The increase resulted primarily from 577 net new stores and a same store sales increase of 4.3%.  Same store sales increases are calculated based on the comparable calendar weeks in the prior year, and include only those stores that were open both at the end of a fiscal period and at the beginning of the preceding fiscal year.  The same store sales increase is primarily a result of strong sales of food, health and beauty aids and seasonal items.  Net sales increases by category were as follows:  highly consumable 14.5%; seasonal 17.6%; home products 8.5%; and basic clothing 3.3%.

Gross Profit.  Gross profit during the current year period was $1.44 billion, or 29.4% of sales, versus $1.20 billion, or 27.6% of sales, during the comparable period in the prior year, an increase of 20.5%.  The increase in the gross margin rate as a percentage of sales was due principally to a higher mark-up percentage on the Company’s inventory purchases than that experienced during the comparable period in the prior year.  Factors contributing to the increase in the purchase mark-up include increased purchases of higher margin seasonal and basic home products, a 64% increase in import purchases compared with the same period last year which carry higher than average mark-ups and increases in various performance-based vendor rebates. Other factors contributing to the increase in the gross margin rate include a reduction in our shrinkage provision from 3.57% in the prior year period to 3.10% in the current year period  (calculated using retail dollars as a percentage of sales), a reduction in the rate of sales of distribution and transportation expenses, a reduction in damaged product markdowns, and the relatively strong increase in sales in higher margin seasonal items experienced in the current year period.

Selling, General and Administrative.  SG&A expenses during the current year period were $1.11 billion, or 22.5% of sales, versus $0.95 billion, or 21.8% of sales, during the comparable period in the prior year, an increase of 16.8%.  The Company recorded $0.4 million and $5.4 million in net expenses, primarily professional fees, in the current and prior year periods, respectively, related to the restatement of certain previously released financial data. Excluding restatement-related items, SG&A expenses would have increased by 17.5% to 22.5% of sales in the current year period versus 21.7% of sales in the prior year period. See reconciliation of non-GAAP disclosures below.

The increase in SG&A expenses as a rate of sales as compared to the prior year period is primarily attributable to an increase in our accrual for bonuses and increases in workers’ compensation, general liability, store labor, store occupancy and store utility costs that were greater than the increase in sales.

Litigation Settlement and Related Proceeds.  The Company recorded $29.5 million in net restatement litigation proceeds during the prior year period, which amount included $29.7 million in insurance proceeds associated with the settlement of the restatement-related class action and shareholder derivative litigation offset by a $0.2 million settlement accrual for a shareholder class action opt-out claim related to the Company’s restatement.  See Note 4 to the Company’s condensed consolidated financial statements as of October 31, 2003.

Interest Expense, Net. Net interest expense was $25.3 million, or 0.5% of sales, in the current year period as compared to $33.3 million, or 0.8% of sales, in the prior year period, a decrease of 24.1%. The decrease is primarily attributable to lower average debt outstanding in the current year period.  The Company had $285.7 million in debt outstanding at October 31, 2003 as compared to $518.3 million in debt outstanding at November 1, 2002.

Provision for Taxes on Income.  The Company’s effective tax rate was 36.2% in the current year period and 36.3% in the prior year period.  The effective tax rate in the current year period was favorably impacted by a $0.8 million adjustment related to a change in tax laws in the state of Mississippi.

Net Income.  Net income during the current year period was $198.2 million, or 4.0% of sales, versus $156.9 million, or 3.6% of sales, during the comparable period in the prior year, an increase of 26.3%.  Diluted earnings per share in the current year period were $0.59 versus $0.47 in the prior year period.  Excluding restatement-related items and the insurance proceeds noted above, diluted earnings per share for the current year period were $0.59 versus $0.42 in the prior year period. See reconciliation of non-GAAP disclosures below.

Reconciliation of Non-GAAP Disclosures (in thousands, except per share amounts)	For the 13 weeks ended		For the 39 weeks ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Net income in accordance with GAAP	$ 77,903	$ 68,570	$ 198,171	$ 156,860
Restatement-related items in SG&A	2	783	371	5,406
Litigation settlement and related proceeds	-	(25,041)	-	(29,541)
Total restatement-related items	2	(24,258)	371	(24,135)
Tax effect	(13)	8,924	(146)	8,879
Total restatement-related items, net of tax	(11)	(15,334)	225	(15,256)
Net income, excluding restatement-related items	$ 77,892	$ 53,236	$ 198,396	$ 141,604

Weighted average diluted shares outstanding	339,238	334,970	336,892	335,180

Diluted earnings per share, excluding restatement-related items	$ 0.23	$ 0.16	$ 0.59	$ 0.42

SG&A in accordance with GAAP	$ 385,551	$ 335,152	$ 1,105,493	$ 946,123
Less restatement-related items	2	783	371	5,406
SG&A, excluding restatement-related items	$ 385,549	$ 334,369	$ 1,105,122	$ 940,717

SG&A, excluding restatement-related items, % to sales	22.9%	22.3%	22.5%	21.7%

Liquidity and Capital Resources

Current Financial Condition / Recent Developments.  At October 31, 2003, the Company’s total debt (including the current portion of long-term obligations and short-term borrowings) was $285.7 million, and the Company had $138.5 million of cash and cash equivalents and $1.50 billion of shareholders’ equity, compared to $346.5 million of total debt, $121.3 million of cash and cash equivalents and $1.29 billion of shareholders’ equity at January 31, 2003.

The Company has a $300 million revolving credit facility (the “Credit Facility”).  The Company pays interest on funds borrowed under the Credit Facility at rates that are subject to change based upon the rating of the Company’s senior debt by independent agencies.  The Company has two interest rate options, base rate (which is usually equal to prime rate) and LIBOR.  Based upon the Company’s debt ratings during the first 39 weeks of 2003, the facility fees were 37.5 basis points, the all-in drawn margin under the LIBOR option was LIBOR plus 237.5 basis points and the all-in drawn margin under the base rate option was the base rate plus 125 basis points.  The Credit Facility is secured by approximately 400 of the Company’s retail stores, its headquarters and two of its distribution centers.  As of October 31, 2003, the Company had no outstanding borrowings and $22.5 million of standby letters of credit under the Credit Facility.  In addition, the Company had outstanding $2.1 million of standby letters of credit that were issued under separate agreements.

The Company has outstanding $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010.  Interest on the notes is payable semi-annually on June 15 and December 15 of each year.  The holders of the notes may elect to have their notes repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest. The Company may seek, from time to time, to retire its outstanding notes through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The Company believes that its existing cash balances, cash flows from operations, the Credit Facility and its ongoing access to the capital markets will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

The Company plans to open approximately 670 stores during the fiscal year ending January 30, 2004.  On November 17, 2003 the Company announced its intention to open 695 stores in fiscal 2004 and to continue growing at a similar pace in 2005 and 2006.  The Company also announced on November 17, 2003 its intention to increase its merchandise handling capabilities by converting two distribution centers from single to dual sortation facilities during the first half of 2004 and to open a new distribution center in 2005.  The Company anticipates funding the costs associated with such openings and DC conversions with cash flows from operations and/or by borrowings under the Credit Facility.

On March 13, 2003, the Board of Directors authorized the Company to repurchase up to 12 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This authorization expires March 13, 2005.  As of October 31, 2003, the Company had not purchased any of its shares pursuant to the current authorization.

Cash flows provided by operating activities.  Net cash provided by operating activities totaled $170.9 million during the first 39 weeks of 2003, as compared to a $128.0 million source of cash during the comparable period in the prior year.  The primary source of cash in 2003 was the Company’s net income plus depreciation and amortization expense, which together totaled $311.3 million.  In addition, the Company generated $99.2 million as a result of increases in its accounts payable balances.  The increase in accounts payable is a result of the seasonal increase in inventory levels in anticipation of the holiday selling season.  Significant uses of cash in the current year period include an increase in inventories of $250.2 million and a reduction in our income tax payable of $52.5 million.  Inventory turns have improved on a rolling 12-month basis from 3.7 times to 3.9 times as measured at November 1, 2002, and October 31, 2003, respectively.

The primary source of net cash provided by operating activities during the corresponding prior year period was the Company’s net income plus depreciation and amortization expense, which together totaled $259.2 million. Other sources of cash in the prior year period include an increase in accounts payable of $88.0 million and a decrease in the net deferred tax asset of $68.4 million.  The decrease in the net deferred tax asset primarily reflects the tax benefit that the Company received in its 2002 income tax return with respect to the $162.0 million payment in settlement of the restatement-related class action litigation, described in Note 4 of the Company’s condensed consolidated financial statements as of October 31, 2003.  Significant uses of cash in the prior year period include a $118.1 million increase in inventory levels and the $162.0 million shareholder class action litigation settlement payment described above.

Cash flows used in investing activities.  Net cash used in investing activities during the first 39 weeks of 2003 totaled $146.3 million, as compared to a $104.3 million use of cash during the comparable period in the prior year.  The Company purchased property and equipment totaling $96.9 million in the current year period which consisted primarily of $45.7 million for new stores, $31.5 million for other store-related projects and $13.6 million for various technology projects. Also during the current year period, the Company purchased two secured promissory notes totaling $49.6 million which represent debt issued by a third party entity from which the Company leases its DC in South Boston, Virginia.  See Note 7 to the Company’s condensed consolidated financial statements as of October 31, 2003.  The $104.7 million spent in the prior year period consisted primarily of $39.1 million for new stores and relocations, $15.5 million for various store-related technology projects and $21.2 million for distribution and transportation projects.

Cash flows used in financing activities.  Net cash used in financing activities during the first 39 weeks of 2003 was $7.4 million, which consisted principally of $35.1 million in dividend payments and repayments of long-term obligations of $11.8 million, offset by proceeds from stock option exercises of $39.7 million.  Net cash used in financing activities during the comparable period in the prior year was $248.1 million, which consisted principally of $32.0 million in dividends and $225.0 million of net debt repayments.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosures relating to this item that are set forth in our report on Form 10-K for the fiscal year ended January 31, 2003.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2003.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2003, the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended October 31, 2003 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information contained in Note 4 to the Condensed Consolidated Financial Statements under the heading “Legal Proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	See the Exhibit Index immediately following the Signature page hereto.

(b)	(1)

A Current Report on Form 8-K, dated August 7, 2003, was furnished to the SEC pursuant to Item 9 and Item 12 in connection with a news release regarding the sales results for the four-week period, 26 weeks and second quarter ended August 1, 2003, and other matters.

	(2)	A Current Report on Form 8-K, dated August 26, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding the declaration of a dividend.
(3)

A Current Report on Form 8-K, dated August 28, 2003, as amended by Form 8-K/A dated August 28, 2003, was furnished to the SEC pursuant to Items 9 and 12 in connection with news releases regarding results of operations and financial condition for the second quarter and 26 weeks ended August 1, 2003, the updated 2003 outlook, the conference call regarding 2003 second quarter earnings, and the naming of a new President and COO.

	(4)	A Current Report on Form 8-K, dated September 4, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding August sales results and the September sales outlook.
	(5)	A Current Report on Form 8-K, dated September 17, 2003, was filed with the SEC pursuant to Item 11 in connection with a temporary trading suspension under the Company’s 401(k) Plan.
	(6)	A Current Report on Form 8-K, dated September 19, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding the naming of a new Executive Vice President.
	(7)	A Current Report on Form 8-K, dated October 9, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding September sales results and the October sales outlook.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION
Date: December 4, 2003	By:	/s/ James J. Hagan
James J. Hagan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Dollar General Corporation 1998 Stock Incentive Plan, as amended and restated effective June 2, 2003, and as further modified through August 26, 2003, (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed August 29, 2003).

10.2

Employment Agreement, effective September 22, 2003, by and between Dollar General Corporation and Lawrence V. Jackson.

10.3

Supplemental Retirement Plan for Lawrence V. Jackson, effective September 22, 2003.

31

Certifications of Chief Executive Officer and Chief Financial Officer under Exchange Act Rule 13a-14(a).

32

Certifications of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. 1350.