Form 10-K
period 2004-01-30
DOLLAR GENERAL CORP
filed 2004-03-16
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2004

Commission file number: 001-11421

DOLLAR GENERAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

TENNESSEE (State or other jurisdiction of incorporation or organization)	61-0502302 (I.R.S. Employer Identification Number)
100 MISSION RIDGE GOODLETTSVILLE, TN 37072 (Address of principal executive offices, zip code)
Registrant’s telephone number, including area code: (615) 855-4000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock Series B Junior Participating Preferred Stock Purchase Rights	Name of the Exchange on which Registered New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the New York Stock Exchange as of August 1, 2003, is approximately $5.54 billion. The Registrant has no non-voting common stock.  For purposes of this disclosure only, the Registrant has assumed that its directors, executive officers and beneficial owners of greater than 10% of the Registrant’s common stock are the “affiliates” of the Registrant.

The number of shares of common stock outstanding on February 27, 2004, was 336,467,300.

Documents Incorporated by Reference

The information required in Part III of this Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 25, 2004.

The following text contains references to years 2004, 2003, 2002, 2001, 2000, and 1999, which represent fiscal years ending or ended January 28, 2005, January 30, 2004, January 31, 2003, February 1, 2002, February 2, 2001 and January 28, 2000, respectively.  This discussion and analysis should be read with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto.

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

The Company was founded in 1939 as J.L. Turner and Son, Wholesale.  The Company opened its first dollar store in 1955, when the Company was first incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc.  The Company changed its name to Dollar General Corporation in 1968 and reincorporated as a Tennessee corporation in 1998.  As of February 27, 2004, the Company operated 6,817 stores in 29 states, primarily in the southern, eastern and midwestern United States.

Overall Business Strategy

Dollar General’s mission statement is “Serving Others.” To carry out this mission, the Company has developed a business strategy of providing its customers with a focused assortment of fairly priced, consumable basic merchandise in a convenient, small-store format.

Our Customers.  The Company serves the consumable basics needs of customers primarily in the low- and middle-income brackets and those on fixed incomes.  Research performed by an outside service on behalf of the Company in 2001 indicated that approximately 55% of its customers lived in households earning less than $30,000 a year, and approximately 36% earned less than $20,000.  The Company has not engaged an outside service to update this research since 2001; however, according to AC Nielsen’s 2003 Homescan® data, in 2003 approximately 48% of the Company’s customers lived in households earning less than $30,000 a year and approximately 26% earned less than $20,000.  The Company’s merchandising and operating strategies are designed to meet the need for consumable basics of the consumers in these groups.

Our Stores.  The average Dollar General store has approximately 6,800 square feet of selling space and serves customers who live within five miles of the store.  As of February 27, 2004, the Company had more than 4,200 stores serving communities with populations of 20,000 or less.  The Company believes that its target customers prefer the convenience of a small, neighborhood store.  As the discount store industry continues to move toward larger, “super-center” type stores, which are often built outside of towns, the Company believes that Dollar General’s convenient discount store format will continue to attract customers and provide the Company with a competitive advantage.  In 2003, the Company opened two Dollar General Market stores which have approximately 16,000 square feet of selling space and which carry, among other things, an expanded assortment of grocery products and perishable items.  The Company expects to continue to test and refine this concept and plans to open 20 Dollar General Market stores in 2004.

Our Merchandise.  The Company is committed to offering a focused assortment of quality, consumable basic merchandise in a number of core categories, such as health and beauty aids, packaged food products, home cleaning supplies, housewares, stationery, seasonal goods, basic clothing and domestics.  Because the Company offers a focused assortment of consumable basic merchandise, customers are able to shop at Dollar General stores for their everyday household needs.  In 2003, the average customer purchase was $8.56.

Our Prices.  The Company distributes quality, consumable basic merchandise at everyday low prices. Its strategy of a low-cost operating structure and a focused assortment of merchandise allows the Company to offer quality merchandise at highly competitive prices.  As part of this strategy, the Company emphasizes even-dollar price points.  In the typical Dollar General store, the majority of the products are priced at $10 or less, with approximately 33% of the products priced at $1 or less.

Our Cost Controls.  The Company emphasizes aggressive management of its overhead cost structure. Additionally, the Company seeks to locate stores in neighborhoods where rental and operating costs are relatively low. The Company attempts to control operating costs by implementing new technology where feasible. Examples of this strategy in 2003 and 2002 include improvements to the Company’s supply chain and warehousing systems, the introduction of loss prevention software designed to identify unusual cash register transactions and the implementation of a new merchandise planning system designed to assist its merchants with their purchasing and store allocation decisions.

Growth Strategy

The Company has experienced a rapid rate of expansion in recent years, increasing its number of stores from 3,687 as of January 29, 1999, to 6,817 as of February 27, 2004.  In addition to growth from new store openings, the Company recorded same-store sales increases of 4.0% and 5.7% in 2003 and 2002, respectively.  Same-store sales increases are calculated based on the comparable calendar weeks in the prior year.  Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year. Management will continue to seek to grow the Company’s business.  The Company believes this growth will come from a combination of new store openings, infrastructure investments and merchandising initiatives.

New Store Growth.  Management believes that the Company’s convenient, small-store format is adaptable to small towns and neighborhoods throughout the country.  The majority of the Company’s stores are located in these small towns (defined by the Company as communities with populations of 20,000 or less).  In 2003, approximately 50% of the Company’s new stores were opened in small towns while the other 50% were opened in more densely populated areas.  The Company expects a similar mix of new store openings between small towns and more densely populated areas in 2004.  New store openings in 2004 will include the Company’s existing market area as well as three additional states identified below where management believes the Company has the potential to expand its store base. Opening stores in its existing market area allows the Company to take advantage of brand awareness and to maximize its operating efficiencies.

 In 2004, the Company will expand its operating area to include Wisconsin, Arizona and New Mexico, which management believes are competitively underserved and offer the potential for additional growth for the Company.  The Company did not expand to additional states in 2003 and 2002.  In 2001, the Company opened stores in two additional states, New York and New Jersey.  As of February 27, 2004, the Company had 160 stores in New York and 24 stores in New Jersey. The Company expects to continue to explore the potential for expansion into additional geographic markets as opportunities present themselves.

In 2003, 2002 and 2001, the Company opened 673, 622, and 602 new stores, and remodeled or relocated 76, 73 and 78 stores, respectively.  The Company currently expects to open approximately 675 new Dollar General stores and 20 new Dollar General Market stores and close 60 to 80 stores in 2004.

Infrastructure Investments. In recent years, the Company has made significant investments in its distribution network and management information systems.  In August 2000, the Company opened a 1.0 million square-foot distribution center (“DC”) in Alachua, Florida, and in April 2001, the Company opened a 1.2 million square-foot DC in Zanesville, Ohio. These significant investments in the Company’s distribution network were the result of the Company’s strategy to reduce transportation expenses and effectively support the Company’s growth.  In November 2003 and January 2004, the Company announced its plans to expand its DCs in South Boston, Virginia and Ardmore, Oklahoma, respectively. In addition, both of these DCs are being converted from single to dual sortation systems which will give them the ability to serve more stores.  In addition, the Company has selected Union County, South Carolina, as the site of its eighth DC, which is expected to be fully operational in mid-2005.  As of February 27, 2004, each of the Company’s seven existing DCs, on average, serviced approximately 974 stores with an average distance per delivery of approximately 225 miles.

Recent investments in technology are listed below. In 2003, these included an improved warehouse management system, a DC appointment scheduling system, an inventory reconciliation system, allocation system improvements, credit/debit and/or electronic benefit transfer (“EBT”) capabilities, shortage analysis reporting, and improvements to automated DC replenishment systems. Certain of these 2003 projects are still in the implementation phase. Technology initiatives in 2002 included the establishment of perpetual inventories in all stores, a new order processing system, new loss prevention software, systems for a new import deconsolidation function, the establishment of a business-to-business website for supply chain efficiencies, and systems to enable automated store replenishment. During the 2001-2002 time frame, the Company implemented a new merchandise planning system designed to assist its merchants with their purchasing and store allocation decisions, satellite technology that improves communications between the stores and the corporate office and provides faster check authorization for the Company’s customers, and new IBM registers that capture sales, inventory and payroll data.

Merchandising Initiatives.  The Company’s merchandising initiatives are designed to promote same-store sales increases.  In recent years, the Company has increased its emphasis on the highly consumable category by adding items in the food, paper, household chemicals, and health and beauty aids categories. In 2001, the Company began offering perishable products.  This perishable program, which includes a selection of dairy products, luncheon meats, frozen foods and ice cream, was expanded from 411 stores at the end of 2001 to 1,367 stores at the end of 2002 and 2,445 stores at the end of 2003.  The Company will continue to evaluate the performance of its merchandise mix and make adjustments where appropriate.

Prior to 2000, the Company’s strategy was generally to avoid marking items down from its everyday low retail price with the exception of damaged product which was typically marked down to zero and disposed of.  In 2000, and in subsequent years, in addition to continuing its practice of marking down damaged product, the Company also selectively marked down slower moving and discontinued items.  In the fourth quarter of 2003, and principally at the conclusion of the Christmas selling season, the Company took end of season markdowns materially in excess of what it has taken in prior years to help sell through Christmas-related items that had not sold in sufficient quantities.  In the past, the Company would have carried that inventory forward and would have attempted to adjust future inventory purchases to account for the carryover product.  In 2004 and beyond, the Company intends to continue this practice of emphasizing the in-season sale of seasonal merchandise by taking progressive, end-of-season markdowns.  This will be a year-round strategy that will not be limited to the Christmas selling season.  Management expects to establish the appropriate size of such markdowns by means of an ongoing cost benefit analysis that considers factors such as the potential corresponding increase in sales and a potential reduction in shrink and inventory handling and carrying costs.

Merchandise

Dollar General stores offer a focused assortment of quality, consumable basic merchandise in a number of core categories. The Company separates its merchandise into the following four categories for internal reporting purposes: highly consumable, seasonal, home products, and basic clothing.

The percentage of total sales of each of the four categories tracked by the Company for the preceding three years is as follows:

	2003	2002	2001
Highly consumable	61.2%	60.2%	58.0%
Seasonal	16.8%	16.3%	16.7%
Home products	12.5%	13.3%	14.4%
Basic clothing	9.5%	10.2%	10.9%

Of the four categories, the seasonal category typically records the highest gross profit rate and the highly consumable category typically records the lowest gross profit rate.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 11% of the Company’s purchases in 2003 were made from Procter and Gamble.  No other supplier accounted for more than 4% of the Company’s purchases in 2003.  Approximately 15% of the Company’s retail receipts in 2003 were directly imported by the Company.

The Company generally does not run weekly advertising circulars but does advertise to support new store openings primarily with targeted circulars promoting those openings and in-store signage.  Advertising expenses are less than 1% of sales.

The Company maintains approximately 4,250 core stock-keeping units (“SKUs”) per store. The Company’s average customer purchase in 2003 was $8.56. The average number of items in each customer purchase was 5.8, and the average price of each purchased item was $1.49.

The Company’s business is modestly seasonal in nature.  The only extended seasonal increase in business that the Company experiences occurs during the Christmas selling season.  During the Christmas selling season, the Company carries merchandise that it does not carry during the rest of the year, such as gift sets, trim-a-tree, certain baking items, and a broader assortment of toys and candy.  In 2003, 2002 and 2001, the fourth quarter generated 29%, 29% and 30% of the Company’s total annual revenues, respectively.

The Dollar General Store

The typical Dollar General store is operated by a manager, an assistant manager and two or more sales clerks.  Approximately 56% of the Company’s stores are located in strip shopping centers, 41% are in freestanding buildings and 3% are in downtown buildings.  The Company generally has not encountered difficulty locating suitable store sites in the past, and management does not currently anticipate experiencing material difficulty in finding suitable locations at favorable rents.

The Company’s recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Year
2001	5,000	602	62	540	5,540
2002	5,540	622	49	573	6,113
2003	6,113	673	86	587	6,700

Employees

As of February 27, 2004, the Company employed approximately 57,800 full-time and part-time employees, including divisional and regional managers, district managers, store managers, and DC and administrative personnel, compared with approximately 53,500 employees on February 28, 2003.  Management believes the Company’s relationship with its employees is generally good.

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

The dollar store category differentiates itself from other forms of retailing by offering consistently low prices in a convenient, small-store format.  The Company’s prices are competitive because of its low cost operating structure and the relatively limited assortment of products offered.  Labor and marketing expenses are minimized by the limited use of circulars, fewer price points and relying on simple merchandise presentation.  The Company attempts to locate primarily in second tier locations, either in small towns or in the neighborhoods of more densely populated areas where occupancy expenses are relatively low.  The Company believes that its limited assortment of products allows it to focus its purchasing efforts on fewer SKUs than other retailers, which helps keep its cost of goods relatively low.

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

Available Information

The Company’s website address is www.dollargeneral.com.  The Company makes available through this address, without charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed or furnished to the SEC.

ITEM 2.

PROPERTIES

As of February 27, 2004, the Company operated 6,817 retail stores located in 29 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	364	Nebraska	80
Arkansas	203	New Jersey	24
Delaware	24	New Mexico	3
Florida	402	New York	160
Georgia	392	North Carolina	381
Illinois	283	Ohio	363
Indiana	265	Oklahoma	235
Iowa	145	Pennsylvania	366
Kansas	145	South Carolina	238
Kentucky	256	Tennessee	343
Louisiana	259	Texas	822
Maryland	62	Virginia	243
Michigan	131	West Virginia	127
Mississippi	210	Wisconsin	1
Missouri	290

Most of the Company’s stores are located in leased premises.  Individual store leases vary as to their terms, rental provisions and expiration dates.  In 2003, the Company’s aggregate store rental expense averaged $5.41 per square foot of selling space.  The majority of the Company’s leases are low-cost, short-term leases (usually with initial or primary terms of three to five years) with multiple renewal options when available.  The Company also has stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years. In 2004, the Company expects approximately 350 to 450 of its new stores to be subject to build-to-suit arrangements.

As of February 27, 2004, the Company had seven DCs serving Dollar General stores, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, Kentucky	1959	720,000	929
Ardmore, Oklahoma	1994	1,200,000	1,030
South Boston, Virginia	1997	1,210,000	1,008
Indianola, Mississippi	1998	820,000	738
Fulton, Missouri	1999	1,150,000	969
Alachua, Florida	2000	980,000	819
Zanesville, Ohio	2001	1,170,000	1,324

The Company owns the DCs located in Kentucky, Florida, and Ohio and leases the other four DCs.  The Company’s executive offices are located in approximately 302,000 square feet of owned space in Goodlettsville, Tennessee.  In a move to further enhance the Company’s distribution network, the Company has selected Union County, South Carolina, as the site of its eighth DC.  The Company plans to build a 1.1 million square-foot facility on a 177-acre site, pending final documentation and all required governmental approvals.  Located approximately 15 miles south of Spartanburg, the facility is expected to employ more than 600 people when it reaches full capacity.  The Company anticipates the facility to be fully operational in mid-2005.

ITEM 3.

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

The SEC has been conducting an investigation into the circumstances giving rise to the restatement and, on January 8, 2004, the Company received notice that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of the federal securities laws in connection with circumstances relating to the restatement.  The Company subsequently has reached an agreement in principle with the SEC staff to settle the matter.  Under the terms of the agreement in principle, the Company will consent, without admitting or denying the allegations in a complaint to be filed by the SEC, to the entry of a permanent civil injunction against future violations of the antifraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules and will pay a $10 million non-deductible civil penalty.  The Company is not entitled to seek reimbursement from its insurers with regard to this settlement.

The agreement with the SEC staff is subject to final approval by the SEC and the court in which the SEC’s complaint is filed. The Company has accrued $10 million with respect to the penalty in its financial statements for the year ended January 30, 2004.  The Company can give no assurances that the SEC or the court will approve this agreement.  If the agreement is not approved, the Company could be subject to different or additional penalties, both monetary, and non-monetary, which could adversely affect the Company’s financial statements as a whole.

In addition, as previously discussed in the Company’s periodic reports filed with the SEC, the Company settled in the second quarter of 2002 the lead shareholder derivative action relating to the restatement that had been filed in Tennessee State Court.  All other pending state and federal derivative cases were subsequently dismissed during the third quarter of fiscal 2002. The settlement of the shareholder derivative lawsuits resulted in a net payment to the Company, after attorney’s fees payable to the plaintiffs’ counsel, of approximately $25.2 million, which was recorded as income during 2002. The Company also settled the federal consolidated restatement-related class action lawsuit in the second quarter of fiscal 2002. The $162 million settlement, which was expensed in the fourth quarter of 2000, was paid in the first half of fiscal 2002. The Company received from its insurers $4.5 million in respect of such settlement in 2002, which was recorded as income.

Plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the federal class action settlement. One such plaintiff chose to pursue recovery against the Company individually.  In 2002, the Company settled and paid that claim and recognized an expense of $0.2 million in respect of that agreement.

Other Litigation

On March 14, 2002, a complaint was filed in the United States District Court for the Northern District of Alabama to commence a collective action against the Company on behalf of current and former salaried store managers.  The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under the Fair Labor Standards Act (“FLSA”).  Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.

In the third quarter of 2003, the court denied the plaintiff’s motion to allow the action to proceed as a nationwide collective action, but determined that the action could proceed collectively as to a region that was not then defined.  However, on January 12, 2004, the court certified an opt-in class of plaintiffs consisting of all persons employed by the Company as store managers at any time since March 14, 1999, who regularly worked more than 50 hours per week and either: (1) customarily supervised less than two employees at one time; (2) lacked authority to hire or discharge employees without supervisor approval; or (3) sometimes worked in non-managerial positions at stores other than the one he or she managed. The Company’s attempt to appeal this decision on a discretionary basis to the 11th Circuit Court of Appeals has been denied.

This action is still in the discovery phase.  The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the action is not appropriate for collective action treatment.  The Company intends to vigorously defend the action.  However, no assurances can be given that the Company will be successful in defending this action on the merits or otherwise, and, if not, the resolution could have a material adverse effect on the Company’s financial statements as a whole.

The Company is involved in other legal actions and claims arising in the ordinary course of business.  The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without a material effect on the Company’s financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial statements as a whole.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of 2003.

ITEM 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of the Company is set forth below. The Company’s executive officers serve at the pleasure of the Board of Directors and are elected annually by the Board to serve until their successors are duly elected.

Name	Age	Position
David A. Perdue	54	Chairman and Chief Executive Officer
Lawrence V. Jackson	50	President and Chief Operating Officer
James J. Hagan	45	Executive Vice President and Chief Financial Officer
Kathleen C. Guion	52	Executive Vice President, Store Operations
Thomas J. Hartshorn	53	Executive Vice President, New Business Development
Stonie R. O’Briant	49	Executive Vice President, Merchandising, Marketing and Strategic Planning
Susan S. Lanigan	41	Senior Vice President, General Counsel and Corporate Secretary
Robert A. Lewis	42	Vice President and Controller
Jeffrey R. Rice	40	Vice President, Human Resources

Mr. Perdue joined Dollar General on April 2, 2003 as Chief Executive Officer and as a member of the Board of Directors. He was elected Chairman on June 2, 2003. Prior to joining Dollar General, Mr. Perdue served as Chairman and Chief Executive Officer of Pillowtex Corporation, a leading producer and marketer of home textiles, from July 2002 through March 27, 2003. Pillowtex filed for bankruptcy in July 2003. Mr. Perdue also served as Executive Vice President (January 2001 to July 2002) and Senior Vice President, Global Supply Chain (September 1998 to October 1999) of Reebok International Ltd., as well as President and Chief Executive Officer (January 2001 to July 2002) and Executive Vice President, Global Operating Units (October 1999 to January 2001) of the Reebok Brand. From 1994 to September 1998, Mr. Perdue was Senior Vice President of Haggar, Inc., where he was responsible for all aspects of operations from planning through distribution. From 1992 until 1994, he was based in Hong Kong as Senior Vice President of Operations for Sara Lee Corp. Mr. Perdue also has served as a director of Alliant Energy Corporation since 2001.

Mr. Jackson joined Dollar General in September 2003 as President and Chief Operating Officer. From 1997 until joining Dollar General, Mr. Jackson was Senior Vice President of Supply Operations for Safeway Inc., a food and drug retailer. Prior to his nearly 6 years with Safeway, Mr. Jackson spent 17 years with PepsiCo, Inc. There, he held various positions from 1981 through 1994 at Pepsi-Cola Company, a subsidiary of PepsiCo., Inc., including Plant Manager, Director of Planning, Vice President of Operations, Vice President of On-Premises Sales, and Vice President/General Manager. In addition, from December 1994 to October 1997, he was Chief Operating Officer and Senior Vice President of Worldwide Operations for PepsiCo Food Systems, Inc., a distributor of restaurant equipment and supplies. Mr. Jackson currently serves on the boards of directors for Parsons Corporation, Allied Waste Industries, Inc., and Radio Shack Corporation.

Mr. Hagan joined Dollar General as Executive Vice President and Chief Financial Officer in March 2001.  From June 2000 through March 2001, he served as Chief Financial Officer of Central Parking Corporation, a provider of parking and transportation management services.  From April 1999 through June 2000, Mr. Hagan served as Executive Vice President and Chief Financial Officer of Saturn Retail Enterprises, an owner/operator of Saturn automobile dealerships and a wholly owned indirect subsidiary of General Motors Corporation.  From May 1996 through April 1999, he served as Executive Vice President and Chief Financial Officer of Bruno’s Inc., a supermarket operator. Mr. Hagan also previously served as Executive Vice President and Chief Financial Officer of Revco D.S., Inc.

Ms. Guion joined Dollar General in October 2003 as Executive Vice President, Store Operations. From April 2000 until joining Dollar General, Ms. Guion served as President and Chief Executive Officer of Duke and Long Distributing Company, a convenience store chain operator and wholesale distributor of petroleum products that filed for bankruptcy in November 2000. Prior to that time, she served as an operating partner for Devon Partners (1999-2000), where she developed operating plans and assisted in the identification of acquisition targets in the convenience store industry, and as President and Chief Operating Officer of E-Z Serve Corporation (1997-1998), an owner/operator of convenience stores, mini-marts and gas marts. From 1987 to 1997, Ms. Guion served as the Vice President and General Manager of the largest division (Chesapeake Division) of company-owned stores at 7-Eleven, Inc., a convenience store chain. Other positions held by Ms. Guion during her tenure at 7-Eleven include District Manager, Zone Manager, Operations Manager, and Division Manager (Midwest Division).

Mr. Hartshorn joined Dollar General as Vice President, Operations in 1992 and became Vice President, Merchandising Operations in 1993.  He was named Senior Vice President, Logistics and Merchandising Operations in February 2000 and then Executive Vice President, Merchandising in February 2001. He assumed his current position as Executive Vice President, New Business Development in August 2003. Before joining Dollar General, Mr. Hartshorn was Director of Store Operations for McCrory/TG&Y, a retailing company. Mr. Hartshorn joined TG&Y in 1968 and held various operations management positions, including Corporate Directors of Store Operations, Expense and Budget Control; Territorial Director of Store Operations; District Manager; and Store Manager.

Mr. O’Briant joined Dollar General in 1991 as Divisional Merchandise Manager.  Mr. O’Briant was named General Merchandise Manager in 1992, Vice President, Merchandising in 1995, Senior Vice President, Merchandising and MIS in 1998, Executive Vice President in 2000, and Executive Vice President, Operations in February 2001. He assumed his current position as Executive Vice President, Merchandising, Marketing and Strategic Planning in August 2003. Before joining Dollar General, Mr. O’Briant spent 17 years with Fred’s, Inc., a discount retailer, where he served in a number of executive management positions, including Vice President, Hardlines, Vice President, Softlines, and Vice President, Household Goods. He also owned his own business, O’Briant Enterprises, Inc. from 1989 to 1991, specializing in the service sector serving retail and wholesale customers and the military.

Ms. Lanigan joined Dollar General in July 2002 as Vice President, General Counsel and Corporate Secretary. She was promoted to Senior Vice President in October 2003. Prior to joining Dollar General, Ms. Lanigan served as Senior Vice President, General Counsel and Secretary at Zale Corporation, a specialty retailer of fine jewelry, headquartered in Irving, Texas. During her six years with Zale, Ms. Lanigan held various positions, including Associate General Counsel. Prior to that, she held legal positions with both Turner Broadcasting System, Inc. and Troutman Sanders law firm.

Mr. Lewis joined Dollar General as Vice President and Controller in October 2001.  From May 1999 through September 2001, Mr. Lewis served as Group Vice President, overseeing operational, planning and administrative functions for Lux Corp., an apparel retailer doing business as “Mr. Rags” and a then wholly-owned subsidiary of Claire’s Stores, Inc. Mr. Lewis served as Vice President of Finance from February 1996 until May 1999, and as Controller from November 1988 until May 1999, for Claire’s Stores, Inc., an international retailer of value-priced costume jewelry and accessories. Prior to joining Claire’s Stores, Mr. Lewis was employed with Arthur Andersen & Co.

Mr. Rice joined Dollar General in June 1981 as a part-time summer employee in the Scottsville, Kentucky DC.  In May 1984, he began working full-time as the first writer and editor of Dollar General’s employee newsletter. Upon graduation from college, Mr. Rice served as assistant to the Vice President of Human Resources for one year. Over the next nine years, Mr. Rice served in various positions in human resources at Dollar General, including Corporate Recruiter, Scottsville DC and Office HR Manager, and Corporate Personnel Manager, before being promoted to Director of Human Resources in 1996. Mr. Rice was promoted to Senior Director, Human Resources in 1999 and then to his current position in September 2002.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON STOCK

AND RELATED SECURITY HOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol “DG.”  The following table sets forth the range of the high and low sales prices of the Company’s common stock during each quarter in 2003 and 2002, as reported on the New York Stock Exchange, together with dividends.

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$ 15.20	$ 19.75	$ 23.40	$ 22.67
Low	$ 9.50	$ 14.87	$ 18.16	$ 18.41
Dividends	$ .035	$ .035	$ .035	$ .035

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$ 17.25	$ 19.95	$ 17.55	$ 14.80
Low	$ 13.77	$ 14.45	$ 12.00	$ 10.56
Dividends	$ .032	$ .032	$ .032	$ .032

The Company’s stock price at the close of the market on February 27, 2004, was $21.89.

There were approximately 12,777 shareholders of record of the Company’s common stock as of February 27, 2004. The Company has paid cash dividends on its common stock since 1975.  The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors.  Consistent with that review, on March 12, 2004, the Board of Directors authorized a dividend of $0.04 per share for the first quarter of 2004.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended January 30, 2004 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)

11/01/03–11/30/03	-	-	-	12,000,000
12/01/03–12/31/03	1,519,000	$19.54	1,519,000	10,481,000
01/01/04–01/30/04	-	-	-	10,481,000

(a)  On March 13, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase up to 12 million shares of the Company’s outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires on March 13, 2005.

 ITEM 6.

SELECTED FINANCIAL DATA

(In thousands except per share and operating data)

	January 30, 2004	January 31, 2003	February 1, 2002	February 2, 2001 (c)	January 28, 2000 (d)
SUMMARY OF OPERATIONS:
Net sales	$ 6,871,992	$ 6,100,404	$ 5,322,895	$ 4,550,571	$ 3,887,964
Gross profit	$ 2,018,129	$ 1,724,266	$ 1,509,412	$ 1,250,903	$ 1,093,498
Penalty and litigation settlement expense (proceeds)	$ 10,000	$ (29,541)	$ –	$ 162,000	$ –
Income before income taxes	$ 479,760	$ 414,626	$ 327,822	$ 108,647	$ 294,697
Net income	$ 301,000	$ 264,946	$ 207,513	$ 70,642	$ 186,673
Net income as a % of sales	4.4%	4.3%	3.9%	1.6%	4.8%

PER SHARE RESULTS (a):
Diluted earnings per share	$ 0.89	$ 0.79	$ 0.62	$ 0.21	$ 0.55
Basic earnings per share	$ 0.90	$ 0.80	$ 0.63	$ 0.21	$ 0.61
Cash dividends per share of common stock	$ 0.14	$ 0.13	$ 0.13	$ 0.12	$ 0.10
Weighted average diluted shares	337,636	335,050	335,017	333,858	337,904

FINANCIAL POSITION:
Assets	$ 2,652,709	$ 2,333,153	$ 2,552,385	$ 2,282,462	$ 1,923,628
Long-term obligations	$ 265,337	$ 330,337	$ 339,470	$ 720,764	$ 514,362
Shareholders’ equity	$ 1,576,920	$ 1,288,068	$ 1,041,718	$ 861,763	$ 845,353
Return on average assets (b)	12.2%	10.9%	8.7%	3.4%	11.3%
Return on average equity (b)	21.2%	23.1%	22.2%	8.3%	24.6%

OPERATING DATA:
Retail stores at end of period	6,700	6,113	5,540	5,000	4,294
Year-end selling square feet	45,354,000	41,201,000	37,421,000	33,871,000	28,655,000
Highly consumable sales	61%	60%	58%	55%	51%
Seasonal sales	17%	17%	17%	16%	17%
Home products sales	13%	13%	14%	17%	20%
Basic clothing sales	9%	10%	11%	12%	12%

(a)

As adjusted to give retroactive effect to all common stock splits.

(b)

Average assets or equity, as applicable, is calculated using the fiscal year end balance and the four preceding fiscal quarter-end balances.

(c)

53-week year.

(d)

The Company restated its financial statements for the fiscal year ended January 28, 2000 by means of its Form 10-K for the fiscal year ended February 2, 2001.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Accounting Periods.  The following text contains references to years 2004, 2003, 2002, and 2001, which represent fiscal years ending or ended January 28, 2005, January 30, 2004, January 31, 2003, and February 1, 2002, respectively, each of which will be or was a 52-week accounting period. This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.

Executive Overview. In 2003, the Company hired a new Chief Executive Officer, a new President and Chief Operating Officer and a new Executive Vice President of Store Operations. During the year, the Company focused on the following seven operating initiatives:

-

The opening of 673 new stores;

-

The continued implementation of the “seven habits” store retailing program which was designed to improve store level execution of certain key processes. This program was recently redefined as a result of the change in senior management in the store operations area;

-

The addition of coolers (which allow the Company’s stores to carry perishable products) in 1,078 stores, bringing the total number of stores with coolers to 2,445 at January 30, 2004;

-

The rollout of automatic inventory replenishment to 2,473 stores, bringing the total number of stores on automatic replenishment to 2,648 at January 30, 2004;

-

Testing the acceptance of debit cards in five states, credit cards in four states and electronic benefit transfers (“EBT”) in four states;

-

A multi-faceted program focused on shrink which included the development and implementation of a comprehensive shrink reduction action plan; and

-

The selection of a location for its eighth distribution center and the resulting announcement of plans to build that facility in Union County, South Carolina.

In 2004, the Company will focus its efforts on accomplishing the following operating initiatives:

-

Opening 675 new Dollar General stores and 20 new Dollar General Market stores;

-

Expanding stores into three additional states: Arizona, New Mexico, and Wisconsin;

-

Expanding its distribution centers in Ardmore, Oklahoma and South Boston, Virginia and beginning construction of the new distribution center in South Carolina;

-

Implementing a merchandising data warehouse;

-

Maintaining an acceptable in-stock level on all core items as well as for its 100 fastest moving items;

-

A store work-flow project being undertaken with the assistance of McKinsey and Company;

-

A continued focus on shrink reduction efforts, particularly at “high shrink” stores;

-

The addition of coolers in approximately 2,850 existing stores and the installation of coolers in virtually all new stores;

-

Improving the merchandising productivity of its stores that have more than 8,000 square feet of selling space;

-

The potential expansion of its debit and credit card and EBT test;

-

Increasing its emphasis on opportunistic inventory purchases; and

-

The stabilization, or reduction of, its retail management turnover rate.

The Company can provide no assurance that it will be successful in executing these initiatives nor can the Company guarantee that the successful implementation of these initiatives will result in superior financial performance.

In addition to undertaking the operating initiatives described above, the Company also intends to monitor and/or analyze the status of certain other issues. Those issues are likely to include:

- The status of the Company’s rating agency debt ratings;

- The analysis of the appropriate level of share repurchases for 2004 (in 2003 the Company spent $29.7 million repurchasing approximately 1.5 million shares, and may consider increasing its share repurchases in 2004);

- The impact on the Company, if any, from recent legislation affecting the number of hours that truck drivers can operate their trucks;

- The progress of the wage and hour collective action litigation in the state of Alabama discussed more fully in Note 7 to the Consolidated Financial Statements;

- The effectiveness of its newly formed global sourcing subsidiary that replaces certain aspects of its importing process which had previously been outsourced to a third party;

- The Company’s plans to install some additional fixtures in over three-quarters of its existing stores and the potential for this disruption to have a temporary negative impact on same-store sales; and

- The Company’s progress toward fulfilling its Sarbanes-Oxley internal controls certification process which must be completed before the filing of its annual report on Form 10-K in early 2005.

The Company measures itself against seven key financial metrics that it believes provide a well-balanced perspective regarding its overall financial health. Those metrics are as follows, together with how they are computed:

- Earnings per share (“EPS”) growth (current year EPS minus prior year EPS divided by prior year EPS equals percentage change) which is an indicator of the increased returns generated for the Company’s shareholders.

- Total net sales growth (current year total net sales minus prior year total net sales divided by prior year total net sales equals percentage change) which indicates, among other things, the success of the Company’s selection of new store locations and merchandising strategies.

- Operating margin rate (operating profit divided by net sales) which is an indicator of the Company’s success in leveraging its fixed costs and managing its variable costs.

- Return on invested capital (numerator – net income plus interest expense, net of tax, plus rent expense, net of tax; denominator – average long-term debt plus average shareholders’ equity, both measured at the end of the latest five fiscal quarters, plus average rent expense multiplied by eight. Average rent expense is computed using a two-year period).  Although this measure is a non-GAAP measure, the Company believes it is useful because return on invested capital measures the efficiency of the Company’s capital deployed in its operations.

- Free cash flow (the sum of net cash flows from operating activities, net cash flows from investing activities and net cash flows from financing activities, excluding share repurchases and changes in debt other than required payments). Although this measure is a non-GAAP measure, the Company believes it is useful as an indicator of the cash flow generating capacity of the Company’s operations. It is also a useful metric to analyze in conjunction with net income to determine whether there is any significant non-cash component to the Company’s net income.

- Inventory turns (cost of goods sold for the year divided by average inventory balances, at cost, measured at the end of the latest five fiscal quarters) which is an indicator of how well the Company is managing the largest asset on its balance sheet.

- Return on average assets (net income for the year divided by average total assets, measured at the end of the latest five fiscal quarters), an overall indicator of the Company’s effectiveness in deploying its resources.

The Company computes the above metrics using both GAAP and certain non-GAAP information. As discussed further below under “Results of Operations”, the Company generally excludes non-recurring items, such as the restatement-related items, to more effectively evaluate the Company’s performance on a comparable and ongoing basis.

The Company also pays particular attention to its same-store sales growth, which is a sub-category of its total sales growth, and its shrink performance, which is a sub-category of its operating margin rate. In 2003 and 2002, the Company experienced same-store sales growth of 4.0% and 5.7%, respectively. In 2003 and 2002, the Company’s shrink, expressed in retail dollars as a percentage of sales, was 3.05% and 3.52%, respectively.

Results of Operations

The following discussion of the Company’s financial performance is based on the Consolidated Financial Statements set forth herein. The Company has included in this document certain financial information not derived in accordance with generally accepted accounting principles (“GAAP”), such as selling, general and administrative (“SG&A”) expenses, net income and diluted earnings per share that exclude the impact of restatement-related items. The Company believes that this information is useful to investors as it indicates more clearly the Company’s comparative year-to-year operating results. This information should not be considered a substitute for any measures derived in accordance with GAAP. Management may use this information to better understand the Company’s underlying operating results.

The following table contains results of operations data for the 2003, 2002 and 2001 fiscal years, and the dollar and percentage variances among those years:

(amounts in millions, excluding per share amounts)	2003	2002	2001	2003 vs. 2002		2002 vs. 2001
				$ change	% change	$ change	% change
Net sales by category:
Highly consumable	$ 4,206.9	$ 3,674.9	$ 3,085.1	$ 531.9	14.5%	$ 589.8	19.1%
% of net sales	61.22%	60.24%	57.96%
Seasonal	1,156.1	994.3	888.3	161.9	16.3	106.0	11.9
% of net sales	16.82%	16.30%	16.69%
Home products	860.9	808.5	767.7	52.3	6.5	40.8	5.3
% of net sales	12.53%	13.25%	14.42%
Basic clothing	648.1	622.7	581.8	25.4	4.1	40.9	7.0
% of net sales	9.43%	10.21%	10.93%
Net sales	$ 6,872.0	$ 6,100.4	$ 5,322.9	$ 771.6	12.6%	$ 777.5	14.6%
Cost of goods sold	4,853.9	4,376.1	3,813.5	477.7	10.9	562.7	14.8
% of net sales	70.63%	71.74%	71.64%
Gross profit	2,018.1	1,724.3	1,509.4	293.9	17.0	214.9	14.2
% of net sales	29.37%	28.26%	28.36%
SG&A:
SG&A excluding restatement-related expenses	1,496.3	1,290.1	1,107.4	206.1	16.0	182.8	16.5
% of net sales	21.77%	21.15%	20.80%
Restatement-related expenses included in SG&A	0.6	6.4	28.4	(5.8)	(90.9)	(22.0)	(77.5)
% of net sales	0.01%	0.10%	0.53%
Total SG&A	1,496.9	1,296.5	1,135.8	200.3	15.5	160.7	14.2
% of net sales	21.78%	21.25%	21.34%
Penalty and litigation settlement proceeds	10.0	(29.5)	-	39.5	-	(29.5)	-
% of net sales	0.15%	(0.48)%	-
Operating profit	511.3	457.3	373.6	54.0	11.8	83.7	22.4
% of net sales	7.44%	7.50%	7.02%
Interest expense, net	31.5	42.6	45.8	(11.1)	(26.1)	(3.2)	(6.9)
% of net sales	0.46%	0.70%	0.86%
Income before taxes on income	479.8	414.6	327.8	65.1	15.7	86.8	26.5
% of net sales	6.98%	6.80%	6.16%
Provisions for taxes on income	178.8	149.7	120.3	29.1	19.4	29.4	24.4
% of net sales	2.60%	2.45%	2.26%
Net income	$ 301.0	$ 264.9	$ 207.5	$ 36.1	13.6%	$ 57.4	27.7%
% of net sales	4.38%	4.34%	3.90%

Diluted earnings per share	$ 0.89	$ 0.79	$ 0.62	$ 0.10	12.7%	$ 0.17	27.4%
Weighted average diluted shares	337.6	335.1	335.0	2.6	0.8	-	-

Restatement-related items:
Penalty and litigation settlement proceeds	10.0	(29.5)	-	39.5	-	(29.5)	-
Restatement-related expenses included in SG&A	0.6	6.4	28.4	(5.8)	(90.9)	(22.0)	(77.5)
	10.6	(23.1)	28.4	33.7	-	(51.6)	-
Tax effect	(0.2)	9.1	(10.4)	(9.3)	-	19.5	-
Total restatement-related items, net of tax	10.4	(14.1)	18.0	24.4	-	(32.1)	-
Net income, excluding restatement-related items	$ 311.4	$ 250.9	$ 225.5	$ 60.5	24.1%	$ 25.4	11.2%
Diluted earnings per share, excluding restatement-related items	$ 0.92	$ 0.75	$ 0.67	$ 0.17	22.7%	$ 0.08	11.9%

Net Sales.  Increases in net sales resulted primarily from 587 net new stores and a same-store sales increase of 4.0% in 2003 compared to 2002, and 573 net new stores and a same-store sales increase of 5.7% in 2002 compared to 2001. Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The Company monitors its sales internally by the four major categories noted in the table above. The Company’s merchandising strategy in recent years has been to place a greater emphasis on faster-turning consumable products and to give less prominence to slower-turning home products and clothing. The Company believes that this strategy has enabled it to better serve its customers while improving its inventory turns. As a result of this strategy, over the past three years the highly consumable category has become a greater percentage of the Company’s overall sales mix while the percentages of the home products and basic clothing categories have declined.

The Company’s same-store sales increase in 2003 over 2002 of 4.0%, or $228.3 million, was due to a number of factors, including but not limited to: increased sales of candy and snacks of $64 million, which can be partially attributed to the introduction of new items and the placement of many of the items in this category near the front of the store; an increase of $31 million in sales of health and beauty aids items due primarily to improved in-stocks and increased sales of certain over-the-counter medications; an increase of $30 million in sales of pet supplies primarily due to the success of private label pet foods and the addition during the year of certain pet accessories; an increase of approximately $30 million in sales of perishable products primarily due to the increase in the number of stores with coolers; and an increase of $24 million in sales of hard goods due primarily to expanded offerings of automotive products.

The Company’s same-store sales increase in 2002 over 2001 of 5.7%, or $284.0 million, was due to a number of factors, including but not limited to: the introduction of approximately 400 new items in the highly consumable category which, net of the sales of the items they replaced, generated an estimated $85 million increase in same-store sales; a strong performance of seasonal merchandise in the first half of 2002, which increased same-store sales by an estimated $42 million during that period, a portion of which the Company attributes to the introduction of new outdoor items and the staging of warm weather items in its stores earlier than in prior years; an increase of approximately $25 million in sales of perishable products primarily due to the increase in the number of stores with coolers; and improved ordering practices by its store employees.

Gross Profit.  The gross profit rate increased 111 basis points in 2003 as compared with 2002 primarily due to the following:

- Higher initial mark-ups on merchandise received during 2003 as compared with 2002 (approximately 59 basis points of gross margin improvement). This improvement was achieved primarily from increased purchases of higher margin seasonal and home product items; a 31% increase in imported purchases, which carry higher than average mark-ups; and a 72% increase in various performance-based vendor rebates.

- A reduction in the Company’s shrink provision from 3.52% in 2002 to 3.05% in 2003, calculated using retail dollars as a percentage of sales (approximately 41 basis points of gross margin improvement, at cost).  The Company made progress in reducing the shrink at problem stores during 2003 but generally fell short of corporate goals. The 3.05% recorded in the current year exceeds the shrinkage rate recorded in each of the four fiscal years between 1998 and 2001 (2.60%, 2.62%, 2.80% and 2.90%, respectively) and also exceeded the Company’s internal plan for 2003.  Some of the actions taken by the Company to combat shrink beginning in 2002 included the development of an asset protection department devoted to reducing shrink losses, the installation and utilization of software that identifies unusual cash register transactions, increasing the emphasis of shrink in the store bonus plan and the establishment of a multi-disciplinary shrink task force that has developed a comprehensive shrink reduction action plan, which included the increased use of closed circuit television monitors and burglar alarms, a specific high shrink store action plan, the creation of various shrink awareness tools and the production of various exception reports to identify high risk stores.  As mentioned in the Executive Overview above, a continued emphasis on shrink reduction has been identified as a significant operating initiative for 2004.

- Higher average mark-ups on the Company’s beginning inventory in 2003 as compared to 2002 (approximately 18 basis points of gross margin improvement). This increased average mark-up represents the cumulative impact of higher margin purchases over time.

- A reduction in transportation expenses as a percentage of sales (approximately 14 basis points of gross margin improvement). This reduction resulted primarily from system enhancements and improved process efficiencies in managing outbound freight costs, which contributed to an approximate 7% decline in outbound cost per carton delivered in 2003 as compared to 2002.

These components of margin, which all positively impacted the Company’s results, were partially offset by:

- The impact of the Company’s LIFO valuation adjustments in the fourth quarters of 2003 versus 2002 (approximately 16 basis points of gross margin decline). In 2002, the Company recorded an $8.9 million LIFO adjustment, which had the effect of increasing gross margin and primarily resulted from the Company’s ability to lower its product costs through effective purchasing methods and the general lack of inflation during the period. The Company did not benefit from a comparable adjustment in 2003 primarily because the LIFO reserves in certain inventory departments had been reduced to nominal amounts, or zero, in 2002 or prior years.

- An increase in markdowns of 14 basis points.  The increase in markdowns was due principally to increased Christmas-related markdowns compared to those the Company had taken in the past and, to a lesser extent, markdowns taken to assist with the sale of both discontinued and slower moving apparel items.

The slight decline in the gross profit rate in 2002 as compared with 2001 was due primarily to an increase in the Company’s shrinkage provision from 2.90% in 2001 to 3.52% in 2002, calculated using retail dollars as a percentage of sales.  As discussed above, the Company has taken several actions to combat shrink and continues to focus on this effort.  The Company improved its initial margin on inventory purchases in all four of its major categories in 2002 as compared against 2001, which partially offset the increase in the shrinkage provision.  However, the continued shift in the Company’s sales mix to lower margin highly consumable items noted above limited the year over year increase in the total initial margin rate to 7 basis points.  The Company recorded an $8.9 million adjustment and a $3.5 million adjustment in the fourth quarters of 2002 and 2001, respectively, pertaining to its LIFO valuation, which had the effect of increasing gross profit in both years.  These adjustments were primarily the result of the Company’s ability to lower its product costs through effective purchasing methods and the general lack of inflation.

Distribution and transportation costs decreased by approximately seven and six basis points, respectively, as a percentage of sales in 2002 as compared to 2001.  The reduction in distribution costs as a percentage of sales was due primarily to occupancy and depreciation expenses that grew at a rate less than the sales increase, while the reduction in transportation costs as a percentage of sales was due primarily to freight expenses that grew at a rate less than the sales increase.  Occupancy costs represented a decline of approximately five basis points as a percentage of sales in 2002 as compared to 2001, due primarily to reduced rental and real property tax expenses as a percentage of sales. Depreciation expenses represented a decline of approximately three basis points as a percentage of sales in 2002 as compared to 2001, due primarily to the fact that distribution center depreciation is relatively fixed in comparison with the growth in the Company’s sales base. Factors contributing to the reduction in freight expense as a percentage of sales in 2002 include lower fuel costs during the first half of the year and an effective freight revenue sharing program whereby the Company picks up product directly from its vendors as opposed to having it shipped, each of which resulted in a decline of approximately four basis points as a percentage of sales in 2002 as compared to 2001.

Selling, General and Administrative (“SG&A”) Expense.  The increase in SG&A expense as a percentage of sales, excluding restatement-related expenses (primarily professional fees), in 2003 as compared with 2002 was due to a number of factors including but not limited to increases in the following expense categories that were in excess of the 12.6 percentage increase in sales: store labor (increased 14.6%) primarily due to increases in store training-related costs; the cost of workers’ compensation and other insurance programs (increased 29.8%) primarily due to an increase in medical inflation costs experienced by the Company compared to previous years; store occupancy costs (increased 15.8%) primarily due to rising average monthly rentals associated with the Company’s leased store locations; and higher bonus expense (increased 34.4%) related to the Company’s financial performance during 2003.

The increase in SG&A expense as a percentage of sales, excluding restatement-related expenses, in 2002 as compared with 2001 was due to a number of factors including but not limited to increases in the following expense categories that were in excess of the 14.6 percentage increase in sales: store labor (increased 21.1%) primarily due to continued efforts to improve store conditions by both increasing the total number of hours worked in the stores and the average wage of the store employees; the cost of workers’ compensation and other insurance programs (increased 54.2%) primarily due to higher average medical costs relating to worker’s compensation claims and increased premiums for directors’ and officers’ insurance; store occupancy costs (increased 18.6%) primarily due to rising common area maintenance costs associated with leased store locations; and store repairs and maintenance (increased 44.5%) primarily due to increased floor cleaning expenses and higher fixture repair costs.

Penalty and Litigation Settlement Proceeds.  As more fully discussed in Note 7 to the Consolidated Financial Statements, the Company accrued $10.0 million in 2003 with respect to a civil penalty related to its agreement in principle with the Securities and Exchange Commission (“SEC”) staff to settle the matters arising out of the Company’s financial restatement.  In 2002, the Company recorded $29.5 million in net litigation settlement proceeds, which amount included $29.7 million in insurance proceeds associated with the settlement of the restatement-related class action and shareholder derivative litigation offset by a $0.2 million settlement of a shareholder class action opt-out claim related to the Company’s restatement.

Interest Expense, Net. The decrease in net interest expense over the period from 2001 to 2003 is due primarily to debt reduction achieved during 2003 and 2002. The average daily total debt outstanding over the past three years was as follows: 2003 - $301.5 million at an average interest rate of 8.6%; 2002 - $575.7 million at an average interest rate of 6.6%; and 2001 - $738.8 million at an average interest rate of 6.3%.  The increase in the Company’s average interest rate over the periods above is due primarily to the reduction of variable rate debt. All of the Company’s outstanding indebtedness at January 30, 2004 is fixed rate debt.

Provision for Taxes on Income.  The effective income tax rates for 2003, 2002 and 2001 were 37.3%, 36.1% and 36.7%, respectively. The higher tax rate in 2003 is due primarily to the $10.0 million penalty accrual discussed above which will not be deductible for income tax purposes.  The lower effective tax rate in 2002 was primarily due to recording higher work opportunity tax credits than in 2001 and the favorable resolution of certain state tax related items during 2002.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments. During the past three years, the Company has generated over $1.2 billion in cash flows from operating activities. During that period, the Company has expanded the number of stores it operates by 34%, (1,700 stores) and has incurred $409 million in capital expenditures, primarily to support this growth. Also during this three-year period, the Company has reduced its long-term debt by $448 million.

The Company is involved in a number of legal actions and claims in the ordinary course of business, some of which could potentially result in a material cash settlement.  In addition, the Company is involved in a collective action pending in the United States District Court for the Northern District of Alabama.  If the Company is not successful in defending that action, it could result in a material cash settlement.  The Company also has certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates”. Estimates of these contingent liabilities are included in the Company’s Consolidated Financial Statements. However, future negative developments could have a material adverse effect on the Company’s liquidity. See Notes 4 and 7 to the Consolidated Financial Statements.

The Company’s inventory balance represented over 43% of its total assets as of January 30, 2004. The Company’s proficiency in managing its inventory balances can have a significant impact on the Company’s cash flows from operations during a given fiscal year. For example, in 2001, changes in inventory balances represented a $118.8 million use of cash while in 2002, changes in inventory balances represented an $8.0 million source of cash.  Inventory turns, which increased from 3.5 times in 2001 to 3.8 and 4.0 times in 2002 and 2003, respectively, contributed to the improved cash flows.

A substantial portion of the jobs credit programs utilized by the Company to reduce its federal income tax liability expired as of December 31, 2003 for new employees hired after that date.  Currently, there is legislation pending in Congress that will reinstate these credits on a retroactive basis.  While the enactment of this legislation is expected, its passage is not certain.  The Company anticipates that its 2004 income tax liability will increase by approximately $2.6 million if these credit programs are not re-enacted on a retroactive basis.

On March 13, 2003, the Board of Directors authorized the Company to repurchase up to 12 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases will be undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation. This authorization expires March 13, 2005. During 2003, the Company purchased approximately 1.5 million shares at a total cost of $29.7 million.

The following table summarizes the Company’s significant contractual obligations as of January 30, 2004, which excludes the effect of imputed interest (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Long-term debt (a)	$ 200,000	$ -	$ -	$ -	$ 200,000
Capital lease obligations	38,228	15,902	16,703	4,923	700
Financing obligations	93,186	1,739	4,003	5,181	82,263
Inventory purchase obligations	111,700	111,700	-	-	-
Operating leases	948,984	221,838	314,127	166,233	246,786
Total contractual cash obligations	$ 1,392,098	$ 351,179	$ 334,833	$ 176,337	$ 529,749

(a) As discussed below, represents unsecured notes whose holders have a redemption option in 2005, which could result in the acceleration of all or a portion of these payments due.

The Company has a $300 million revolving credit facility (the “Credit Facility”), which expires in June 2005. During 2004, the Company intends to begin discussions with its lenders about amending or replacing the Credit Facility. As of January 30, 2004, the Company had no outstanding borrowings and $22.5 million of standby letters of credit under the Credit Facility. The standby letters of credit reduce the borrowing capacity of the Credit Facility. The Credit Facility contains certain financial covenants, all of which the Company was in compliance with at January 30, 2004. See Note 5 to the Consolidated Financial Statements for further discussion of the Credit Facility.

The Company has $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010. This indebtedness was incurred to assist in funding the Company’s growth. Interest on the notes is payable semi-annually on June 15 and December 15 of each year.  The note holders may elect to have these notes repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest. The Company may seek, from time to time, to retire its outstanding notes through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Significant terms of the Company’s outstanding debt obligations could have an effect on the Company’s ability to incur additional debt financing. The Credit Facility contains financial covenants which include the ratio of debt to EBITDAR (as defined in the debt agreement), fixed charge coverage, asset coverage, minimum allowable consolidated net worth and maximum allowable capital expenditures. The Credit Facility also places certain specified limitations on secured and unsecured debt. The Company’s outstanding notes discussed above place certain specified limitations on secured debt and place certain limitations on the Company’s ability to execute sale-leaseback transactions. The Company has generated significant cash flows from its operations during recent years, and had no borrowings outstanding under the Credit Facility at any time during 2003. Therefore, the Company does not believe that any existing limitations on its ability to incur additional indebtedness will have a material impact on its liquidity. Notes 5 and 7 to the Consolidated Financial Statements contain additional disclosures related to the Company’s debt and financing obligations.

At January 30, 2004 and January 31, 2003, the Company had commercial letter of credit facilities totaling $218.0 million and $150.0 million, respectively, of which $111.7 million and $85.3 million, respectively, were outstanding for the funding of imported merchandise purchases.

The Company believes that its existing cash balances ($398.3 million at January 30, 2004), cash flows from operations ($518.6 million generated in 2003), the Credit Facility ($277.5 million available at January 30, 2004) and its anticipated ongoing access to the capital markets, if necessary, will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

Cash flows provided by operating activities.  Cash flows from operations for 2003 compared to 2002 increased by $84.5 million. In 2002, the Company paid $162.0 million in settlement of the restatement-related class action lawsuit, as discussed in Note 7 to the Consolidated Financial Statements, which did not recur in 2003. Partially offsetting this cash outflow were 2002 tax benefits totaling approximately $139.3 million, of which approximately $121 million either directly or indirectly related to the Company’s financial restatement and subsequent litigation settlement.  The timing of these tax benefits was a significant component of the reduction of cash flows from deferred ($63.0 million) and current ($77.9 million) income taxes in 2003 compared to 2002. An increase in accrued liabilities resulted in a $44.7 million increase in 2003 cash flows compared to 2002 due in part to the accrued SEC penalty and increased 2003 bonuses described above, increased deferred compensation liabilities and increases in certain tax reserves.  Contributing to the increase in cash flows provided by operating activities in 2003 was an increase in net income of $36.1 million driven by the improved operating results discussed above (see “Results of Operations”).

Cash flows from operations for 2002 compared to 2001 increased by $168.4 million due principally to the increase in net income described above and improved inventory productivity. As a result of the improvement in inventory turns to 3.8 times in 2002 from 3.5 times in 2001, the change in inventory in 2002 was an $8.0 million source of cash as compared against a $118.8 million use of cash in 2001. Also affecting cash flows from operating activities was the restatement-related class action lawsuit settlement and related tax effects described above.

Cash flows used in investing activities.  The Company’s purchases of property and equipment in 2003 included the following: $63.2 million for new, relocated and remodeled stores; $22.0 million for systems-related capital projects; and $25.2 million for distribution and transportation-related capital expenditures. During 2003, the Company opened 673 new stores and relocated or remodeled 76 stores. Systems-related projects in 2003 included $5.9 million for point-of-sale and satellite technology and $3.1 million related to debit/credit/EBT technology. Distribution and transportation expenditures in 2003 include $19.1 million at the Ardmore, Oklahoma and South Boston, Virginia DCs primarily related to the ongoing expansion of those facilities.

During 2003, the Company purchased two secured promissory notes totaling $49.6 million which represent debt issued by a third party entity from which the Company leases its DC in South Boston, Virginia.  See Note 7 to the Company’s Consolidated Financial Statements.

The Company’s purchases of property and equipment in 2002 included the following: $50.9 million for new, relocated and remodeled stores; $30.2 million for systems-related capital projects; and $21.3 million for distribution and transportation-related capital expenditures. The Company opened 622 new stores and relocated or remodeled 73 stores in 2002.  Systems-related capital projects in 2002 included $15.0 million for satellite technology and $3.0 million for point-of-sale cash registers.  Expenditures for distribution and transportation consisted in part of $8.3 million for the purchase of new trailers and $5.0 million related to the installation of a dual sortation system in the Fulton, Missouri DC.

The Company’s purchases of property and equipment in 2001 included the following: $55.8 million for new, relocated and remodeled stores; $31.7 million for systems-related capital projects; and $6.6 million on distribution and transportation-related capital expenditures.  The Company opened 602 new stores and relocated or remodeled 78 stores in 2001. Systems-related capital projects in 2001 included $10.0 million for satellite technology and $8.3 million for new point-of-sale cash registers.

Capital expenditures during 2004 are projected to be approximately $300 million.  The Company anticipates funding its 2004 capital requirements with cash flows from operations and the Credit Facility, if necessary. Significant components of the 2004 capital plan include, in order of anticipated magnitude, leasehold improvements and fixtures and equipment for 695 new stores, which includes 20 new Dollar General Market stores; the construction of the new DC in Union County, South Carolina; expansions and equipment upgrades of the Company’s DCs in Ardmore, Oklahoma and South Boston, Virginia; the rollout of coolers into approximately 2,850 existing stores; and the cost of some additional store fixtures related to merchandising initiatives.  The Company plans to undertake these expenditures in order to improve its infrastructure and provide support for its continued growth.

Cash flows used in financing activities.  The Company paid cash dividends of $46.9 million, or $0.14 per share, on its outstanding common stock during 2003. The Company repurchased approximately 1.5 million shares of its common stock during 2003 at a total cost of $29.7 million, as discussed above. The Company expended $15.9 million during 2003 to reduce its outstanding capital lease and financing obligations. These uses of cash were partially offset by proceeds from the exercise of stock options during 2003 of $49.5 million. The use of cash in 2002 reflects the net repayment of $397.1 million in outstanding debt and the payment of $42.6 million of cash dividends.  The net repayment of debt was undertaken to strengthen the Company’s financial position and was accomplished by utilizing cash flow from operations and existing cash balances. The use of cash in 2001 primarily represented the payment of $42.5 million in dividends.

Critical Accounting Policies and Estimates

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method.  Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories.  The RIM is an averaging method that has been widely used in the retail industry due to its practicality.  Also, it is recognized that the use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins.  These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted cost figures.  Factors that can lead to distortion in the calculation of the inventory balance include:

- applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover

- applying the RIM to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise

- inaccurate estimates of inventory shrinkage between the date of the last physical inventory at a store and the financial statement date

- inaccurate estimates of LIFO reserves

To reduce the potential of such distortions in the valuation of inventory, the Company’s RIM currently utilizes 10 departments in which fairly homogenous classes of merchandise inventories having similar gross margins are grouped.  In the near future, in order to further refine its RIM calculation, the Company intends to expand the number of departments it utilizes for its gross margin calculation. The impact of this intended change on the Company’s future consolidated financial statements cannot currently be estimated. Other factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and the utilization of an independent statistician to assist in the LIFO sampling process and index formulation. Also, on an ongoing basis, the Company reviews and evaluates the salability of its inventory and records adjustments, if necessary, to reflect its inventory at the lower of cost or market.

The Company calculates its shrink provision based on actual physical inventory results during the fiscal year and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales and is determined by dividing the sum of all book-to-physical inventory adjustments recorded during the previous twelve months by the related sales for the same period. During 2003, in an effort to improve this estimate, the Company applied store-specific shrink rates to store-specific sales generated subsequent to a given store’s physical inventory.  In 2002 and 2001, the Company applied a weighted-average shrink rate to all Company sales generated subsequent to physical inventories.  To the extent that subsequent physical inventories yield different results than this estimated accrual, the Company’s shrink rate for a given reporting period will include the impact of adjusting the estimated results to the actual results.

During 2003, the Company implemented an item-level perpetual inventory system for financial reporting purposes. This new system provides better information regarding the type of inventory that the Company owns and improves the Company’s ability to estimate its shrink provision. The utilization of this improved information in the Company’s RIM calculation resulted in a non-recurring inventory adjustment of approximately $7.8 million, which favorably impacted gross margin in the third quarter of 2003.

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

Self-Insurance Liability.  The Company retains a significant portion of the risk for its workers’ compensation, employee health insurance, general liability, property loss and automobile coverage. These costs are significant primarily due to the large employee base and number of stores. Provisions are made to this insurance liability on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed by independent actuaries utilizing historical claim trends. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expenses or expense reductions which could be material to the Company’s future financial results.

Contingent Liabilities – Income Taxes. The Company is subject to routine income tax audits which occur periodically in the normal course of business. The Company estimates its contingent income tax liabilities based on its assessment of potential income tax-related exposures and the relative probabilities of those exposures translating into actual future liabilities. The probabilities are estimated based on both historical audit experiences with various state and federal taxing authorities and the Company’s interpretation of current income tax-related trends. If the Company’s income tax contingent liability estimates prove to be inaccurate, the resulting adjustments could be material to the Company’s future financial results.

Effects of Inflation and Changing Prices

The Company believes that inflation and/or deflation had a minimal impact on its overall operations during 2003, 2002 and 2001.

Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  Generally, under SFAS No. 145, gains and losses from debt extinguishments will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 on February 1, 2003, and the adoption of SFAS No. 145 did not have a material effect on the Company’s financial statements as a whole.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan.  The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements as a whole.

In November 2002, the EITF reached a consensus on EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs.  As clarified by the EITF in January 2003, this issue was effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively and are consistent with the Company’s existing accounting policy. Accordingly, the adoption of EITF 02-16 did not have a material impact on the Company’s financial statements as a whole.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a Variable Interest Entity (“VIE”). The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46, and the consolidation requirements for “older” VIEs to the first fiscal year or interim period ending after December 15, 2003, which applied for the Company at the end of its 2003 fiscal year. Additional modifications of FIN 46 may be proposed by the FASB, and the Company will continue to monitor future developments related to this interpretation.  The Company leases four of its DCs from lessors, which meet the definition of VIEs.  Two of these DCs have been recorded as financing obligations whereby the property and equipment, along with the related lease obligations, are reflected in the consolidated balance sheets.  The other two DCs, excluding the equipment, have been recorded as operating leases in accordance with SFAS No. 98, “Accounting for Leases.”  Based upon the guidance included when FIN 46 was originally released, the Company adopted the provisions of FIN 46 on August 2, 2003, and the adoption of FIN 46 did not have a material effect on the Company’s financial statements as a whole.

Forward Looking Statements / Risk Factors

Except for specific historical information, many of the matters discussed in this Form 10-K and in the documents incorporated by reference into this Form 10-K may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation. These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements.  All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.  The factors and risks that may result in actual results differing from such forward-looking information include, but are not limited to:

The Company’s reputation and financial condition could be affected by the SEC investigation.   As previously disclosed in the Company’s periodic reports filed with the SEC, the Company restated its audited financial statements for fiscal years 1999 and 1998, and certain unaudited financial information for fiscal year 2000, by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002.

The SEC has been conducting an investigation into the circumstances giving rise to the restatement and, on January 8, 2004, the Company received notice that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of the federal securities laws in connection with circumstances relating to the restatement.  The Company subsequently has reached an agreement in principle with the SEC staff to settle the matter.  Under the terms of the agreement in principle, the Company will consent, without admitting or denying the allegations in a complaint to be filed by the SEC, to the entry of a permanent civil injunction against future violations of the antifraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules and will pay a $10 million nondeductible civil penalty. The agreement with the SEC staff is subject to final approval by the SEC and the court in which the SEC’s complaint is filed.  The Company has accrued $10 million with respect to the penalty in its financial statements for the year ended January 30, 2004. The Company can give no assurances that the SEC or the court will approve this agreement.  If the agreement is not approved, the Company could be subject to different or additional penalties, both monetary and non-monetary, which could adversely affect the Company’s financial statements as a whole.  The publicity surrounding the SEC investigation and settlement also could affect the Company’s reputation and have an adverse impact on its financial statements as a whole.

The Company’s business is modestly seasonal with the highest sales occurring during the fourth quarter. Adverse events during the fourth quarter could, therefore, affect the Company’s financial statements as a whole.  The Company realizes a larger portion of its net sales and net income during the Christmas selling season.  In anticipation of the holidays, the Company purchases substantial amounts of seasonal inventory and hires many temporary employees.  If for any reason the Company’s net sales during the Christmas selling season were to fall below seasonal norms, a seasonal merchandise inventory imbalance could result.  If such an imbalance were to occur, markdowns might be required to minimize this imbalance.  The Company’s profitability and operating results could be adversely affected by unbudgeted markdowns.

Adverse weather conditions or other disruptions, especially during the peak Christmas season but also at other times, could also adversely affect the Company’s net sales and could make it more difficult for the Company to obtain sufficient quantities of merchandise from its suppliers.

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

Existing military efforts and the possibility of war, acts of terrorism and rising fuel costs could adversely impact the Company.  Existing U.S. military efforts, as well as the involvement of the United States in a war in the Middle East or elsewhere, or a significant act of terrorism on U.S. soil or elsewhere, could have an adverse impact on the Company by, among other things, disrupting its information or distribution systems, causing dramatic increases in fuel prices thereby increasing the costs of doing business, or impeding the flow of imports or domestic products to the Company.

The Company’s business is dependent on its ability to obtain attractive pricing and other terms from its vendors and to timely receive inventory.  The Company believes that it has generally good relations with its vendors and that it is generally able to obtain attractive pricing and other terms from vendors.  If the Company fails to maintain good relations with its vendors, it may not be able to obtain attractive pricing with the consequence that its net sales or profit margins would be reduced.  The Company may also face difficulty in obtaining needed inventory from its vendors because of interruptions in production or for other reasons, which would adversely affect the Company’s business.

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

The Company is subject to interest rate risk.  The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities.  The Company may utilize its Credit Facility to fund working capital requirements, which is comprised of variable rate debt.  See “Quantitative and Qualitative Disclosures About Market Risk.”

The Company is dependent upon the smooth functioning of its distribution network and upon the capacity of its DCs.  The Company relies upon the ability to replenish depleted inventory through deliveries to its DCs from vendors, and from the DCs to its stores by various means of transportation, including shipments by air, sea and truck on the roads and highways of the United States.  The “driver hours of service” regulations adopted by the Federal Motor Carriers Safety Administration, which became effective January 4, 2004, could negatively impact transportation costs.  In addition, long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect the Company’s business.  Similarly, delays in or interruptions in or caused by the expansion of DCs or the conversions of DCs to dual sortation would adversely affect the Company’s business.  Moreover, to facilitate its expected growth, the Company will need additional DCs in the coming years.  If the Company were unable to locate sites for the new DCs or were unable to achieve functionality of the new DCs in the time frame expected, the Company’s ability to achieve the expected growth could be inhibited.

Construction and expansion projects relating to the Company’s DCs entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases.  The completion dates and anticipated costs of these projects could differ significantly from initial expectations for construction-related or other reasons.  The Company cannot guarantee that any project will be completed on time or within established budgets.

The Company’s success depends to a significant extent upon the abilities of its senior management team and the performance of its employees. The loss of services of key members of the Company’s senior management team or of certain other key employees could negatively impact the Company’s business.  In addition, future performance will depend upon the Company’s ability to attract, retain and motivate qualified employees to keep pace with its expansion schedule. The inability to do so may limit the Company’s ability to effectively penetrate new market areas. Also, the Company experienced several senior management changes in 2003.  Significant difficulties in transitioning under new management could negatively impact the Company’s business.

If the Company cannot open new stores on schedule, its growth will be impeded.   Delays in store openings could adversely affect the Company’s future operations by slowing new store growth, which may in turn reduce its revenue growth.  The Company’s ability to timely open new stores and to expand into additional states will depend in part on the following factors: the availability of attractive store locations; the ability to negotiate favorable lease terms; the ability to hire and train new personnel, especially store managers; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors are beyond the Company’s control.

The inability to execute operating initiatives could impact the Company’s operating results. The Company is undertaking a significant number of operating initiatives in 2004 that have the potential to be disruptive in the short term if they are not implemented effectively.  Ineffective implementation or execution of some or all of these initiatives could negatively impact the Company’s operating results.

Rising insurance costs could negatively impact profitability.  The costs of insurance (workers’ compensation insurance, general liability insurance, health insurance, property insurance and directors’ and officers’ liability insurance) have risen in recent years. If such increases continue, they could have a negative impact on the Company’s profitability.

Readers are cautioned not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date of this Form 10-K.  Except as may be required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.

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

At January 30, 2004 and January 31, 2003, the fair value of the Company’s debt, excluding capital lease obligations, was estimated at approximately $265.4 million (net of the fair value of a note receivable on the South Boston, Virginia DC of $48.9 million, as further discussed in Note 7 to the Consolidated Financial Statements) and $287.0 million, respectively, based on the estimated market value of the debt at those dates.  Such fair value was greater than the carrying value of the debt at January 30, 2004 by approximately $21.7 million and less than the carrying value of the debt at January 31, 2003, by approximately $7.4 million.

At February 1, 2002, the Company was party to an interest rate swap agreement with a notional amount of $100 million.  The Company designated this agreement as a hedge of its floating rate commitments relating to a portion of certain synthetic lease agreements that existed at that time.  Under the terms of the agreement, the Company paid a fixed rate of 5.60% and received a floating rate (LIBOR) on the $100 million notional amount through September 1, 2002.  The fair value of the interest rate swap agreement was $(2.6) million at February 1, 2002.  The counterparty to the Company’s interest rate swap agreement was a major financial institution.  The interest rate swap agreement expired on September 1, 2002. As of January 30, 2004, the Company was not party to any interest rate derivatives.

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

Based upon the Company’s variable rate borrowing levels, a 1% adverse change in interest rates would have resulted in a pre-tax reduction of earnings and cash flows of approximately $1.7 million, including the effects of interest rate swaps, in 2002.  In 2003, the Company had no outstanding variable rate borrowings.  Based upon the Company’s outstanding indebtedness at January 30, 2004 and January 31, 2003, a 1% reduction in interest rates would have resulted in an increase in the fair value of the Company’s fixed rate debt of approximately $14.8 million and $17.6 million, respectively.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	January 30, 2004	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 398,278	$ 121,318
Merchandise inventories	1,157,141	1,123,031
Deferred income taxes	30,413	33,860
Other current assets	66,383	45,699
Total current assets	1,652,215	1,323,908
Net property and equipment	989,224	993,822
Other assets, net	11,270	15,423
Total assets	$ 2,652,709	$ 2,333,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 16,670	$ 16,209
Accounts payable	383,791	341,303
Accrued expenses and other	297,616	239,898
Income taxes payable	45,725	67,091
Total current liabilities	743,802	664,501
Long-term obligations	265,337	330,337
Deferred income taxes	66,650	50,247
Commitments and contingencies
Shareholders’ equity:
Series B junior participating preferred stock, stated value $0.50 per share; Shares authorized: 10,000,000; Issued: None	-	-
Common stock, par value $0.50 per share; Shares authorized: 500,000,000; Issued: 2003-336,190,000; 2002-333,340,000	168,095	166,670
Additional paid-in capital	376,930	313,269
Retained earnings	1,037,409	812,220
Accumulated other comprehensive loss	(1,161)	(1,349)
	1,581,273	1,290,810
Less common stock purchased by employee deferred compensation trust; Shares: 2003-151,000; 2002-140,000	2,739	2,742
Less unearned compensation related to outstanding restricted stock	1,614	-
Total shareholders’ equity	1,576,920	1,288,068
Total liabilities and shareholders’ equity	$ 2,652,709	$ 2,333,153

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	For the years ended
	January 30, 2004		January 31, 2003		February 1, 2002
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$ 6,871,992	100.00%	$ 6,100,404	100.00%	$ 5,322,895	100.00%
Cost of goods sold	4,853,863	70.63	4,376,138	71.74	3,813,483	71.64
Gross profit Selling, general and administrative	2,018,129	29.37	1,724,266	28.26	1,509,412	28.36
	1,496,866	21.78	1,296,542	21.25	1,135,801	21.34
Penalty and litigation settlement proceeds	10,000	0.15	(29,541)	(0.48)	-	-
Operating profit	511,263	7.44	457,265	7.50	373,611	7.02
Interest expense, net	31,503	0.46	42,639	0.70	45,789	0.86
Income before taxes on income	479,760	6.98	414,626	6.80	327,822	6.16
Provisions for taxes on income	178,760	2.60	149,680	2.45	120,309	2.26
Net income	$ 301,000	4.38%	$ 264,946	4.34%	$ 207,513	3.90%

Diluted earnings per share	$ 0.89		$ 0.79		$ 0.62
Weighted average diluted shares (000s)	337,636		335,050		335,017

Basic earnings per share	$ 0.90		$ 0.80		$ 0.63
Weighted average basic shares (000s)	334,697		333,055		332,263

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY For the years ended January 30, 2004, January 31, 2003, and February 1, 2002 (Dollars in thousands except per share amounts)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held in Trust	Unearned Compensation	Total
Balances, February 2, 2001	$ 165,646	$ 283,925	$ 414,318	$ -	$ (2,126)	$ -	$ 861,763
Comprehensive income:
Net income	-	-	207,513	-	-	-	207,513
Cumulative effect of SFAS No. 133	-	-	-	(2,044)	-	-	(2,044)
Net change in fair value of derivatives	-	-	-	(2,285)	-	-	(2,285)
Reclassification of net loss on derivatives	-	-	-	1,101	-	-	1,101
Comprehensive income							204,285
Cash dividends, $0.13 per common share	-	-	(42,566)	-	-	-	(42,566)
Issuance of common stock under stock incentive plans (1,395,000 shares)	697	11,571	-	-	-	-	12,268
Tax benefit from exercise of options	-	5,819	-	-	-	-	5,819
Purchase of common stock by employee deferred compensation trust, net (19,000 shares)	-	-	-	-	(269)	-	(269)
Issuance of restricted stock (32,000 shares)	16	533	-	-	-	(549)	-
Amortization of restricted stock	-	-	-	-	-	418	418
Balances, February 1, 2002	$ 166,359	$ 301,848	$ 579,265	$ (3,228)	$ (2,395)	$ (131)	$ 1,041,718
Comprehensive income:
Net income	-	-	264,946	-	-	-	264,946
Net change in fair value of derivatives	-	-	-	277	-	-	277
Reclassification of net loss on derivatives	-	-	-	1,602	-	-	1,602
Comprehensive income							266,825
Cash dividends, $0.13 per common share, net of accruals	-	-	(31,991)	-	-	-	(31,991)
Issuance of common stock under stock incentive plans (710,000 shares)	355	4,666	-	-	-	-	5,021
Tax benefit from exercise of options	-	2,372	-	-	-	-	2,372
Purchase of common stock by employee deferred compensation trust, net (27,000 shares)	-	(98)	-	-	(347)	-	(445)
Amortization of restricted stock	-	-	-	-	-	131	131
Contribution of capital (see Note 11)	-	6,031	-	-	-	-	6,031
Other equity transactions	(44)	(1,550)	-	-	-	-	(1,594)
Balances, January 31, 2003	$ 166,670	$ 313,269	$ 812,220	$ (1,349)	$ (2,742)	$ -	$ 1,288,068
Comprehensive income:
Net income	-	-	301,000	-	-	-	301,000
Reclassification of net loss on derivatives	-	-	-	188	-	-	188
Comprehensive income							301,188
Cash dividends, $0.14 per common share	-	-	(46,883)	-	-	-	(46,883)
Issuance of common stock under stock incentive plans (4,240,000 shares)	2,120	47,365	-	-	-	-	49,485
Tax benefit from exercise of options	-	14,565	-	-	-	-	14,565
Repurchase of common stock (1,519,000 shares)	(759)	-	(28,928)	-	-	-	(29,687)
Purchase of common stock by employee deferred compensation trust, net (11,000 shares)	-	(157)	-	-	3	-	(154)
Issuance of restricted stock (129,000 shares)	64	1,904	-	-	-	(1,968)	-
Amortization of restricted stock	-	-	-	-	-	354	354
Other equity transactions	-	(16)	-	-	-	-	(16)
Balances, January 30, 2004	$ 168,095	$ 376,930	$ 1,037,409	$ (1,161)	$ (2,739)	$ (1,614)	$ 1,576,920

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the years ended
	January 30, 2004	January 31, 2003	February 1, 2002
Cash flows from operating activities:
Net income	$ 301,000	$ 264,946	$ 207,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,399	134,959	122,967
Deferred income taxes	19,850	82,867	7,743
Tax benefit from stock option exercises	14,565	2,372	5,819
Litigation settlement	-	(162,000)	-
Change in operating assets and liabilities:
Merchandise inventories	(34,110)	7,992	(118,788)
Other current assets	(20,684)	12,566	(13,540)
Accounts payable	42,488	18,840	25,201
Accrued expenses and other	59,344	14,610	25,907
Income taxes	(21,464)	56,458	(5,907)
Other	5,166	430	8,713
Net cash provided by operating activities	518,554	434,040	265,628
Cash flows from investing activities:
Purchase of property and equipment	(149,362)	(134,315)	(125,365)
Purchase of promissory notes (see Note 7)	(49,582)	-	-
Proceeds from sale of property and equipment	269	481	1,293
Net cash used in investing activities	(198,675)	(133,834)	(124,072)
Cash flows from financing activities:
Repayments of long-term obligations	(15,907)	(397,094)	(11,823)
Payment of cash dividends	(46,883)	(42,638)	(42,517)
Proceeds from exercise of stock options	49,485	5,021	12,268
Repurchase of common stock, net	(29,687)	-	-
Other financing activities	73	(5,702)	(269)
Net cash used in financing activities	(42,919)	(440,413)	(42,341)
Net increase (decrease) in cash and cash equivalents	276,960	(140,207)	99,215
Cash and cash equivalents, beginning of year	121,318	261,525	162,310
Cash and cash equivalents, end of year	$ 398,278	$ 121,318	$ 261,525
Supplemental cash flow information:
Cash paid during year for:
Interest	$ 28,682	$ 41,605	$ 50,297
Income taxes	$ 165,248	$ 1,834	$ 110,944
Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment under capital lease obligations	$ 996	$ 8,453	$ 17,169

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2004, 2003, 2002 and 2001, which represent fiscal years ending or ended January 28, 2005, January 30, 2004, January 31, 2003 and February 1, 2002, respectively, each of which will be or was a 52-week accounting period.  The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary whose assets and revenues are not material.  Intercompany transactions have been eliminated.

Business description

The Company sells general merchandise on a retail basis through 6,700 stores (as of January 30, 2004) located predominantly in small towns in the southern, eastern and midwestern United States.  The Company has distribution centers (“DCs”) in Scottsville, Kentucky; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri; Alachua, Florida and Zanesville, Ohio.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 11% of the Company’s purchases in 2003 were made from Procter and Gamble.  No other supplier accounted for more than 4% of the Company’s purchases in 2003.

Restatement

On April 30, 2001, the Company announced that it had become aware of certain accounting issues that would cause it to restate its audited financial statements for fiscal years 1999 and 1998, and to restate the unaudited financial information for fiscal year 2000 that had been previously released by the Company.  The Company subsequently restated such financial statements and financial information by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002. (See Notes 5 and 7).

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

Cash management

The Company’s cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment.  Outstanding but unpresented checks totaling approximately $105.2 million and $91.3 million at January 30, 2004 and January 31, 2003, respectively, have been included in Accounts payable in the consolidated balance sheets.  Upon presentation for payment, they will be funded through available cash balances or the Company’s existing credit facility.

Merchandise inventories

Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method. The excess of current cost over LIFO cost was approximately $6.5 million at January 30, 2004 and $5.9 million at January 31, 2003. Current cost is determined using the retail first-in, first-out method.  LIFO reserves increased $0.7 million in 2003 and decreased $8.9 million and $3.5 million in 2002 and 2001, respectively. Costs directly associated with warehousing and distribution are capitalized into inventory.

Pre-opening costs

Pre-opening costs for new stores are expensed as incurred.

Property and equipment

Property and equipment are recorded at cost.  The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

Land improvements	20
Buildings	39-40
Store leasehold improvements	8
Furniture, fixtures and equipment	3-10

Impairment of long-lived assets

When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, other than goodwill, in relation to the operating performance and future undiscounted cash flows or the appraised values of the underlying assets.  The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows or the appraised value is less than the book value.  Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.  The Company recorded impairment charges of approximately $0.6 million and $1.1 million in 2003 and 2001, respectively, to reduce the carrying value of the Homerville, Georgia DC (which was closed in fiscal 2000).  The Company also recorded an impairment charge of approximately $0.2 million in 2003 to reduce the carrying value of 14 of its stores based upon negative sales trends and cash flows at these locations. These charges are included in Selling, general and administrative (“SG&A”) expense.

Investments in securities

The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Other assets

Other assets consist primarily of debt issuance costs which are amortized over the life of the related obligations, utility and security deposits, life insurance policies and goodwill.

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

Operating leases

Contingent rentals. The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable, in accordance with EITF Issue No. 98-9, “Accounting for Contingent Rent.” The amount expensed but not paid as of January 30, 2004 and January 31, 2003 was approximately $8.9 million and $9.0 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets. (See Notes 3 and 7).

Deferred rent. The Company records rental expense on a straight-line basis over the base, non-cancelable lease term.  Any difference between the calculated expense and the amounts actually paid are reflected as a liability in Accrued expenses and other in the consolidated balance sheets and totaled approximately $8.4 million and $6.7 million at January 30, 2004 and January 31, 2003, respectively.

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

Fair value of financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, receivables and payables approximate their respective fair values.  At January 30, 2004 and January 31, 2003, the fair value of the Company’s debt, excluding capital lease obligations, was approximately $265.4 million (net of the fair value of a note receivable on the South Boston, Virginia DC of $48.9 million, as discussed in Note 7) and $287.0 million, respectively, based upon the estimated market value of the debt at those dates.  Such fair value exceeds the carrying value of the debt at January 30, 2004 by approximately $21.7 million and is less than the carrying value of the debt at January 31, 2003 by approximately $7.4 million.  Fair values are based primarily on quoted prices for those or similar instruments.  A discussion of the carrying value and fair value of the Company’s derivative financial instruments is included in the section entitled “Derivative financial instruments” below.

Derivative financial instruments

The Company accounts for derivative financial instruments in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149 and interpreted by numerous Financial Accounting Standards Board (“FASB”) Issues. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value, and contain accounting rules for hedging instruments, which depend on the nature of the hedge relationship.

The Company has historically used derivative financial instruments primarily to reduce its exposure to adverse fluctuations in interest rates and, to a much lesser extent, other market exposures.

As a matter of policy, the Company does not buy or sell financial instruments, including derivatives, for speculative or trading purposes and all financial instrument transactions must be authorized and executed pursuant to the approval of the Board of Directors. All financial instrument positions taken by the Company are used to reduce risk by hedging an underlying economic exposure and are structured as straightforward instruments with liquid markets. The Company primarily executes derivative transactions with major financial institutions.

For a portion of fiscal year 2002, the Company was party to an interest rate swap agreement with a notional amount of $100 million. The Company designated this agreement as a hedge of the floating rate commitments relating to a portion of certain synthetic lease agreements that existed at that time.  Under the terms of the agreement, the Company paid a fixed rate of 5.60% and received a floating rate (LIBOR) on the $100 million notional amount through September 1, 2002. This interest rate swap matured in September 2002, and, as of January 30, 2004, the Company had no outstanding derivative financial instruments. While outstanding, this derivative was 100% effective in hedging the floating rate commitments relating to the underlying exposure being hedged. Accordingly, no hedge ineffectiveness was recognized by the Company relating to this hedging relationship.

The following table summarizes activity in Other comprehensive loss during 2003 related to derivative transactions used by the Company in prior periods to hedge cash flow exposures relating to certain debt transactions (in thousands):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated net losses as of January 31, 2003	$ (2,133)	$ 784	$ (1,349)
Net losses reclassified from Other comprehensive loss into earnings	308	(120)	188
Accumulated net losses as of January 30, 2004	$ (1,825)	$ 664	$ (1,161)

The balance remaining in Other comprehensive loss at January 30, 2004 relates solely to deferred losses realized in June 2000 on the settlement of an interest rate derivative that was designated and effective as a cash flow hedge of the Company’s forecasted issuance of its $200 million of fixed rate notes in June 2000 (see Note 5). This amount will be reclassified into earnings as an adjustment to the effective interest expense on the fixed rate notes through their maturity date in June 2010. The Company estimates that it will reclassify into earnings during the next twelve months approximately $0.2 million of the net amount recorded in Other comprehensive loss as of January 30, 2004.

Stock-based compensation

The Company has a shareholder-approved stock incentive plan under which stock options, restricted stock, restricted stock units and other equity-based awards may be granted to officers, directors and key employees.  Stock options currently are granted under this plan at the market price on the grant date and generally vest ratably over a four-year period, with certain exceptions as further described in Note 9. All stock options granted under this plan have a ten-year life.  The terms of this stock incentive plan limit the total number of shares of restricted stock and restricted stock units eligible for issuance thereunder to a maximum of 4 million shares. Options granted prior to 2002, either pursuant to this plan or pursuant to other shareholder-approved stock incentive plans from which the Company no longer grants awards, are subject to time-based vesting or a combination of Company performance-based and time-based vesting, and have a ten-year life.  In addition, prior to June 2003, the plan provided for automatic annual stock option grants to non-employee directors pursuant to a non-discretionary formula.  Those stock options vest one year after the grant date and have a ten-year life.

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires the use of option valuation models that were not developed for use in valuing employee stock options.  Under APB No. 25, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123 (with compensation expense amortized ratably over the applicable vesting periods), net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

(Amounts in thousands except per share data)	2003	2002	2001
Net income – as reported	$ 301,000	$ 264,946	$ 207,513
Less pro forma effect of stock option grants	7,867	15,217	11,461
Net income – pro forma	$ 293,133	$ 249,729	$ 196,052
Earnings per share – as reported
Basic	$ 0.90	$ 0.80	$ 0.63
Diluted	$ 0.89	$ 0.79	$ 0.62
Earnings per share – pro forma
Basic	$ 0.88	$ 0.75	$ 0.59
Diluted	$ 0.87	$ 0.75	$ 0.59

Prior to 2002, the Company permitted employees to use shares acquired through the exercise of stock options to satisfy tax-withholding requirements in excess of minimum employer statutory withholding rates.  The Company recognized compensation expense for such stock option exercises and grants in accordance with the provisions of EITF 87-6, “Adjustments Relating to Stock Compensation Plans,” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB 25,” as applicable.  In December 2001, the Company modified its personnel policies to eliminate the employee excess tax-withholding option.

During 2001, the Company modified its stock incentive plans to extend the exercise period for outstanding stock option grants from one to three years for estates of deceased employees, to the extent that the stock options were fully vested at the date of death.  However, this modification did not extend the ten-year maximum contractual exercise term following the date of grant.  In accordance with the provisions of APB No. 25, as interpreted, this modification has resulted in the recording of compensation expense, using the intrinsic-value based method of accounting, only for those vested stock options held by estates of employees which would benefit from the extended exercise period.  On the modification date, the Company could not estimate whether and to what extent estates of deceased employees would benefit from this modification and, accordingly, no compensation expense was recorded during 2001.  However, in subsequent periods, the Company has recognized and will continue to recognize compensation expense for those estates of deceased employees that benefit from the extended exercise period, and it is possible that such compensation expense could materially affect future consolidated financial statements. Total compensation expense relating to the Company’s stock option plans was less than $0.1 million in 2003 and 2002 and approximately $0.1 million in 2001.

As allowed by the stock incentive plans, the Company has historically extended the exercise period for outstanding stock option grants to three years from the date of cessation of employment with the Company for former employees who meet certain “early retirement” criteria which may include their age and years of service, to the extent that their stock options were fully vested at the date their employment ended. However, this practice does not extend the ten-year maximum contractual exercise term following the date of grant.

The Company may periodically award restricted stock having a fixed number of shares at a purchase price that is set by the Compensation Committee of the Company’s Board of Directors, which purchase price may be set at zero, to executive officers, directors and key employees.  In addition, the stock incentive plan was amended effective June 2, 2003 to provide for the automatic annual grant of 4,600 restricted stock units to each non-employee director (6,000 restricted stock units to any non-employee director serving as Chairman) in lieu of the automatic annual stock option grants discussed previously, to become effective during 2004.  These units generally vest one year after the grant date, but no payout (in either cash or shares of common stock) shall be made until the director has ceased to be a member of the Board of Directors.

The Company accounts for restricted stock grants in accordance with APB No. 25 and related interpretations.  Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the restricted stock award is earned by the recipient.  The Company recognized compensation expense relating to its restricted stock awards of approximately $0.4 million, $0.1 million, and $0.4 million, in 2003, 2002, and 2001, respectively. (See Note 9).

Revenue and gain recognition

The Company recognizes sales at the time the sale is made to the customer. The Company records gain contingencies when realized.

Advertising costs

Advertising costs are expensed as incurred and were $5.4 million, $7.1 million, and $6.6 million in 2003, 2002, and 2001, respectively.  These costs primarily related to targeted circulars supporting new stores and in-store signage.

Interest during construction

To assure that interest costs properly reflect only that portion relating to current operations, interest on borrowed funds during the construction of property and equipment is capitalized.  Interest costs capitalized were approximately $0.2 million, $0.1 million and $1.3 million in 2003, 2002 and 2001, respectively.

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

 Accounting pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  Generally, under SFAS No. 145, gains and losses from debt extinguishments will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 on February 1, 2003 and the adoption of SFAS No. 145 did not have a material effect on the Company’s financial statements as a whole.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan.  The Company was required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements as a whole.

In November 2002, the EITF reached a consensus on EITF 02-16, which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs.  As clarified by the EITF in January 2003, this issue was effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively and are consistent with the Company’s existing accounting policy. Accordingly, the adoption of EITF 02-16 did not have a material impact on the Company’s financial statements as a whole.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a Variable Interest Entity (“VIE”). The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46, and the consolidation requirements for “older” VIEs to the first fiscal year or interim period ending after December 15, 2003, which applied for the Company at the end of its 2003 fiscal year. Additional modifications of FIN 46 may be proposed by the FASB, and the Company will continue to monitor future developments related to this interpretation.  The Company leases four of its distribution centers (“DCs”) from lessors, which meet the definition of VIEs.  Two of these DCs have been recorded as financing obligations whereby the property and equipment, along with the related lease obligations, are reflected in the consolidated balance sheets.  The other two DCs, excluding the equipment, have been recorded as operating leases in accordance with SFAS No. 98, “Accounting for Leases.”  Based upon the guidance included when FIN 46 was originally released, the Company adopted the provisions of FIN 46 on August 2, 2003 and the adoption of FIN 46 did not have a material effect on the Company’s financial statements as a whole.

Reclassifications

Certain reclassifications of the 2001 and 2002 amounts have been made to conform to the 2003 presentation.

2.

Property and equipment

Property and equipment is recorded at cost and summarized as follows:

(In thousands)	2003	2002
Land and land improvements	$ 145,605	$ 145,508
Buildings	333,765	333,764
Leasehold improvements	170,895	157,014
Furniture, fixtures and equipment	1,039,946	940,323
Construction in progress	19,511	1,214
	1,709,722	1,577,823
Less accumulated depreciation and amortization	720,498	584,001
Net property and equipment	$ 989,224	$ 993,822

Depreciation expense related to property and equipment was approximately $148.8 million, $135.3 million and $122.3 million in 2003, 2002 and 2001, respectively. Amortization of capital lease assets is included in depreciation expense.

3.

Accrued expenses and other

Accrued expenses and other consist of the following:

(In thousands)	2003	2002
Compensation and benefits	$ 78,374	$ 63,868
Insurance	97,104	73,528
Taxes (other than taxes on income)	35,859	29,695
Other	86,279	72,807
	$ 297,616	$ 239,898

4.

Income taxes

The provision for taxes on income consists of the following:

(In thousands)	2003	2002	2001
Current:
Federal	$ 145,072	$ 55,646	$ 103,988
State	13,838	11,167	8,578
	158,910	66,813	112,566
Deferred:
Federal	18,365	83,138	5,823
State	1,485	(271)	1,920
	19,850	82,867	7,743
	$ 178,760	$ 149,680	$ 120,309

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(In thousands)	2003		2002		2001
U.S. federal statutory rate on earnings before income taxes	$ 167,916	35.0%	$ 145,119	35.0%	$ 114,735	35.0%
State income taxes, net of federal income tax benefit	10,836	2.3%	6,620	1.6%	6,590	2.0%
Jobs credits, net of federal income taxes	(3,817)	(0.8)%	(2,745)	(0.7)%	(1,480)	(0.5)%
Increase (decrease) in valuation allowance	(582)	(0.1)%	463	0.1%	233	0.1%
Non-deductible penalty (see Note 7)	3,500	0.7%	-	-	-	-
Other	907	0.2%	223	0.1%	231	0.1%
	$ 178,760	37.3%	$ 149,680	36.1%	$ 120,309	36.7%

Sources of deferred tax assets and deferred tax liabilities are as follows:

(In thousands)	2003	2002
Deferred tax assets:
Deferred compensation expense	$ 20,466	$ 14,098
Accrued expenses and other	3,751	4,526
Workers compensation-related insurance liabilities	9,198	6,905
Deferred gain on sale/leasebacks	2,775	2,922
Other	5,703	5,011
State tax net operating loss carryforwards	9,916	10,020
State tax credit carryforwards	1,568	1,437
	53,377	44,919
Less valuation allowance	(2,232)	(2,813)
Total deferred tax assets	51,145	42,106
Deferred tax liabilities:
Property and equipment	(72,430)	(54,885)
Inventories	(14,017)	(2,855)
Other	(935)	(753)
Total deferred tax liabilities	(87,382)	(58,493)
Net deferred tax liabilities	$ (36,237)	$ (16,387)

State net operating loss carryforwards as of January 30, 2004, totaled approximately $237 million and will expire between 2004 and 2023.  The Company also has state credit carryforwards of approximately $2.4 million which will expire between 2005 and 2008.  The valuation allowance has been provided principally for certain state loss carryforwards and state tax credits.  The change in the valuation allowance was $(0.6) million, $0.5 million and $0.2 million in 2003, 2002, and 2001, respectively.  Approximately $1.0 million of the 2003 valuation allowance reduction is due to certain state tax law changes during the year which caused the future recognition of certain state tax credit carryforwards to now be considered more likely than not to occur, thereby resulting in the reduction of a valuation allowance created in an earlier year.  Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company estimates its contingent income tax liabilities based on its assessment of potential income tax-related exposures and the relative probabilities of those exposures translating into actual future liabilities. As of January 30, 2004 and January 31, 2003, the Company’s accrual for these contingent liabilities, included in Income taxes payable in the consolidated balance sheets, was approximately $16.9 million and $14.8 million, respectively, and the related accrued interest included in Accrued expenses and other in the consolidated balance sheets was approximately $6.6 million and $6.2 million respectively.

5.

Current and long-term obligations

Current and long-term obligations consist of the following:

(In thousands)	January 30, 2004	January 31, 2003
8 5/8% Notes due June 15, 2010, net of discount of $275 and $319, at January 30, 2004 and January 31, 2003, respectively	$ 199,725	$ 199,681
Capital lease obligations (see Note 7)	38,228	52,086
Financing obligations (see Note 7)	44,054	94,779
	282,007	346,546
Less: current portion	(16,670)	(16,209)
Long-term portion	$ 265,337	$ 330,337

The Company has a $300 million revolving credit facility (the “Credit Facility”) which expires in June 2005.  The Company pays interest on funds borrowed under the Credit Facility at rates that are subject to change based upon the rating of the Company’s senior debt by independent agencies.  The Company has two interest rate options, base rate (which is usually equal to prime rate) and LIBOR.  Based upon the Company’s debt ratings in 2003, the facility fees were 37.5 basis points, the all-in drawn margin under the LIBOR option was LIBOR plus 237.5 basis points and the all-in drawn margin under the base rate option was the base rate plus 125 basis points.  The Credit Facility is secured by approximately 400 of the Company’s retail stores, its headquarters and two of its distribution centers which had a net book value of approximately $329.8 million at January 30, 2004.  The Credit Facility included a $150 million, 364-day revolving credit facility which was terminated by the Company in May 2003. There were no amounts outstanding under the 364-day facility during 2003 or 2002. The Credit Facility contains financial covenants which include the ratio of debt to EBITDAR (as defined in the debt agreement), fixed charge coverage, asset coverage, minimum allowable consolidated net worth ($1.23 billion at January 30, 2004) and maximum allowable capital expenditures.  As of January 30, 2004, the Company was in compliance with all of these covenants. As of January 30, 2004 the Company had no outstanding borrowings and $22.5 million of standby letters of credit under the Credit Facility, as well as $2.1 million of standby letters of credit that were issued under separate agreements.

At January 30, 2004 and January 31, 2003, the Company had commercial letter of credit facilities totaling $218.0 million and $150.0 million, respectively, of which $111.7 million and $85.3 million, respectively, were outstanding for the funding of imported merchandise purchases.

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

The Notes require semi-annual interest payments in June and December of each year through June 15, 2010, at which time the entire balance becomes due and payable.  In addition, the Notes may be redeemed by the holders thereof at 100% of the principal amount, plus accrued and unpaid interest, on June 15, 2005.  The Notes contain certain restrictive covenants.  At January 30, 2004, the Company was in compliance with all such covenants.

In June 2000, DCs in Indianola, Mississippi and Fulton, Missouri were purchased by the Company and subsequently sold in sale-leaseback transactions resulting in twenty-two year, triple net leases with renewal options for an additional thirty years.  These properties were refinanced to bolster liquidity and diversify sources of funds. The Company received waivers during 2001 and 2002 with respect to these leases, which cured any alleged default of covenants under the leases as a result of the Company’s representations regarding its previous audited financial statements and the restatement of such financial statements. The Company reached agreement with all relevant parties to effect such waivers and in 2002 incorporated certain amendments in the lease documents, as a material inducement to obtain such waivers. The amendments to the leases involve the Company agreeing to comply with all obligations under its revolving credit agreements, as in effect from time to time, including, without limitation, all affirmative and financial covenants and to not violate any negative covenants set forth in such agreements.

6.

Earnings per share

The amounts reflected below are in thousands except per share data.

	2003
	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 301,000	334,697	$ 0.90
Effect of dilutive stock options		2,939
Diluted earnings per share	$ 301,000	337,636	$ 0.89

	2002
	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 264,946	333,055	$ 0.80
Effect of dilutive stock options		1,995
Diluted earnings per share	$ 264,946	335,050	$ 0.79

	2001
	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 207,513	332,263	$ 0.63
Effect of dilutive stock options		2,754
Diluted earnings per share	$ 207,513	335,017	$ 0.62

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share was determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, were 5.1 million, 18.3 million, and 14.4 million in 2003, 2002, and 2001, respectively.

7.

Commitments and contingencies

Leases

As of January 30, 2004, the Company was committed under capital and operating lease agreements and financing obligations for most of its retail stores, four of its DCs, and certain of its furniture, fixtures and equipment.  Most of the stores are operated under traditional operating leases that include renewal options for periods that typically range from two to five years. Approximately half of the stores have provisions for contingent rentals based upon a percentage of defined sales volume.  Certain leases contain restrictive covenants.  As of January 30, 2004, the Company was in compliance with such covenants.

In January 1999 and April 1997, the Company sold its DCs located in Ardmore, Oklahoma and South Boston, Virginia, respectively, for 100% cash consideration.  Concurrent with the sale transactions, the Company leased the properties back for periods of 23 and 25 years, respectively.  The transactions have been recorded as financing obligations rather than sales as a result of, among other things, the lessor’s ability to put the properties back to the Company under certain circumstances.  The property and equipment, along with the related lease obligations, associated with these transactions are recorded in the consolidated balance sheets.

In May 2003, the Company purchased two secured promissory notes (the “DC Notes”) from Principal Life Insurance Company totaling $49.6 million. These DC Notes represent debt issued by a third party entity from which the Company leases its DC in South Boston, Virginia. This existing lease is recorded as a financing obligation in the consolidated financial statements. The DC Notes are being accounted for as “held to maturity” debt securities in accordance with the provisions of SFAS No. 115.  However, by acquiring these DC Notes, the Company is holding the debt instruments pertaining to its lease financing obligation and, because a legal right of offset exists, has reflected the acquired DC Notes as a reduction of its outstanding financing obligations in its consolidated financial statements in accordance with the provisions of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts – An Interpretation of APB Opinion No. 10 and FASB Statement No. 105.”  There was no gain or loss recognized as a result of this transaction.

Future minimum payments as of January 30, 2004, for capital leases, financing obligations and operating leases are as follows:

(In thousands)	Capital leases	Financing obligations	Operating leases
2004	$ 18,672	$ 9,283	$ 221,838
2005	12,837	9,283	179,571
2006	6,358	9,283	134,557
2007	3,372	9,564	98,549
2008	2,142	9,510	67,683
Thereafter	714	146,822	246,786

Total minimum payments	44,095	193,745	$ 948,984
Less: imputed interest	(5,867)	(100,559)
Present value of net minimum lease payments	38,228	93,186
Less: purchased promissory notes	-	(49,132)
	38,228	44,054
Less: current portion, net	(15,902)	(768)
Long-term portion	$ 22,326	$ 43,286

Capital leases were discounted at an effective interest rate of approximately 8.7% at January 30, 2004.  The gross amount of property and equipment recorded under capital leases and financing obligations at January 30, 2004 and January 31, 2003, was $184.4 million and $184.3 million, respectively.  Accumulated depreciation on property and equipment under capital leases and financing obligations at January 30, 2004 and January 31, 2003, was $81.8 million and $61.9 million, respectively.

Rent expense under all operating leases was as follows:

(In thousands)	2003	2002	2001
Minimum rentals	$ 233,007	$ 200,724	$ 173,060
Contingent rentals	14,302	15,621	12,774
	$ 247,309	$ 216,345	$ 185,834

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

The SEC has been conducting an investigation into the circumstances giving rise to the restatement and, on January 8, 2004, the Company received notice that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of the federal securities laws in connection with circumstances relating to the restatement.  The Company subsequently has reached an agreement in principle with the SEC staff to settle the matter.  Under the terms of the agreement in principle, the Company will consent, without admitting or denying the allegations in a complaint to be filed by the SEC, to the entry of a permanent civil injunction against future violations of the antifraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules and will pay a $10 million non-deductible civil penalty. The Company is not entitled to seek reimbursement from its insurers with regard to this settlement.

The agreement with the SEC staff is subject to final approval by the SEC and the court in which the SEC’s complaint is filed.  The Company has accrued $10 million with respect to the penalty in its financial statements for the year ended January 30, 2004.  The Company can give no assurances that the SEC or the court will approve this agreement.  If the agreement is not approved, the Company could be subject to different or additional penalties, both monetary and non-monetary, which could adversely affect the Company’s financial statements as a whole.

In addition, as previously discussed in the Company’s periodic reports filed with the SEC, the Company settled in the second quarter of 2002 the lead shareholder derivative action relating to the restatement that had been filed in Tennessee State Court.  All other pending state and federal derivative cases were subsequently dismissed during the third quarter of fiscal 2002. The settlement of the shareholder derivative lawsuits resulted in a net payment to the Company, after attorney’s fees payable to the plaintiffs’ counsel, of approximately $25.2 million, which was recorded as income during the third quarter of 2002. The Company also settled the federal consolidated restatement-related class action lawsuit in the second quarter of fiscal 2002. The $162 million settlement, which was expensed in the fourth quarter of 2000, was paid in the first half of fiscal 2002. The Company received from its insurers $4.5 million in respect of such settlement in July 2002, which was recorded as income during the second quarter of 2002.

Plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the federal class action settlement. One such plaintiff chose to pursue recovery against the Company individually.  In 2002, the Company settled and paid that claim and recognized an expense of $0.2 million in respect of that agreement.

Other Litigation.  On March 14, 2002, a complaint was filed in the United States District Court for the Northern District of Alabama to commence a collective action against the Company on behalf of current and former salaried store managers.  The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under the Fair Labor Standards Act (“FLSA”).  Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.

In the third quarter of 2003, the court denied the plaintiff’s motion to allow the action to proceed as a nationwide collective action, but determined that the action could proceed collectively as to a region that was not then defined.  However, on January 12, 2004, the court certified an opt-in class of plaintiffs consisting of all persons employed by the Company as store managers at any time since March 14, 1999, who regularly worked more than 50 hours per week and either: (1) customarily supervised less than two employees at one time; (2) lacked authority to hire or discharge employees without supervisor approval; or (3) sometimes worked in non-managerial positions at stores other than the one he or she managed. The Company’s attempt to appeal this decision on a discretionary basis to the 11th Circuit Court of Appeals has been denied.

This action is still in the discovery phase.  The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the action is not appropriate for collective action treatment.  The Company intends to vigorously defend the action.  However, no assurances can be given that the Company will be successful in defending this action on the merits or otherwise, and, if not, the resolution could have a material adverse effect on the Company’s financial statements as a whole.

The Company is involved in other legal actions and claims arising in the ordinary course of business.  The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without a material effect on the Company’s financial statements as a whole.  However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial statements as a whole.

8.

Employee benefits

Effective January 1, 1998, the Company established a 401(k) savings and retirement plan.  All employees who had completed 12 months of service, worked 1,000 hours per year, and were at least 21 years of age were eligible to participate in the plan.  Employee contributions, up to 6% of annual compensation, were matched by the Company at the rate of $0.50 on the dollar.  The Company also contributed a discretionary amount annually to the plan equal to 2% of each employee’s annual compensation. Effective January 1, 2003, the plan was amended to allow all eligible employees to participate in the plan and to contribute up to 25% of annual compensation from their date of hire; the Company match of employee contributions was changed to a rate of $1.00 for each $1.00 contributed up to 5% of annual compensation (upon completion of 12 months and a minimum of 1,000 hours of service); and the Company’s discretionary annual contribution to the plan of 2% of annual compensation was eliminated. Expense for the plan was approximately $2.7 million in 2003, $5.9 million in 2002, and $7.4 million in 2001.

Effective January 1, 1998, the Company also established a supplemental retirement plan and a compensation deferral plan for a select group of management and highly compensated employees.  The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and salary level.  Under the compensation deferral plan, participants may defer up to 65% of base pay and 100% of bonus pay.  Effective January 1, 2000, both the supplemental retirement plan and compensation deferral plan were amended and restated so that such plans were combined into one master plan document. Effective January 1, 2003, the plan document was amended to clarify certain provisions and to mirror the 401(k) plan employer contribution provisions that became effective on January 1, 2003, as described above. An employee may be designated for participation in one or both of the plans, according to the eligibility requirements of the plans.  Compensation expense for these plans was approximately $0.5 million in 2003, $0.2 million in 2002, and $0.1 million in 2001.

In September 2000, the supplemental retirement plan and compensation deferral plan assets were invested in Company stock and mutual funds as designated by the plan participants and placed in a rabbi trust.  The mutual funds are stated at fair market value, which is based on quoted market prices, and are included in Other current assets.  In accordance with EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” the Company’s stock is recorded at historical cost and classified as Common stock held in trust.  Pursuant to the terms of the plan, a participant’s account balance will be paid in cash by (a) lump sum, (b) monthly installments over a 5, 10 or 15 year period or (c) a combination of lump sum and installments.  The deferred compensation liability is recorded at the fair value of the investments held in the trust and is included in Accrued expenses and other in the consolidated balance sheets.

During 2003, the Company established two supplemental executive retirement plans; each with one executive participant.  The Company accounts for these plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, as amended by SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and supplemented by SFAS No. 130, “Reporting Comprehensive Income”, but has not included additional disclosures due to their immateriality.

9.

Stock-based compensation

The Company has established a stock incentive plan under which restricted stock, restricted stock units, stock options to purchase common stock and other equity-based awards may be granted to executive officers, directors and key employees.

All stock options granted in 2003, 2002 and 2001 under the terms of the Company’s stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant.  Non-qualified options granted under these plans have expiration dates no later than 10 years following the date of grant.

Under the plan, stock option grants are made to key management employees including executive officers, as well as other employees, as prescribed by the Compensation Committee of the Board of Directors.  The number of options granted is directly linked to the employee’s job classification.  Beginning in 2002, vesting provisions for options granted under the plan changed from a combination of Company performance-based vesting and time-based vesting to time-based vesting only.  All options granted in 2003 and 2002 under the plan vest ratably over a four-year period, except for a grant made to the CEO in 2003 which vests at a rate of 333,333 shares on the first anniversary and 166,667 shares on the second anniversary of the grant date.

In 2003, the Company awarded a total of 50,000 shares of restricted stock to certain plan participants at a weighted average fair value of $19.37 per share.  The difference between the market price of the underlying stock and the purchase price on the date of grant, which was set at zero for all restricted stock awards in 2003, was recorded as a reduction of shareholders’ equity as Unearned compensation expense and is being amortized to expense on a straight-line basis over the restriction period.  Under the stock incentive plan, recipients of restricted stock are entitled to receive cash dividends and to vote their respective shares, but are prohibited from selling or transferring shares prior to vesting.  In addition, the maximum number of shares of restricted stock or restricted stock units eligible for issuance under the terms of this plan has been capped at 4,000,000.  At January 30, 2004, 3,918,000 shares of restricted stock or restricted stock units were available for grant under the plan.

During 2003, the Company also granted stock options and restricted stock in transactions that were not made under the stock incentive plan. The Company awarded 78,865 shares of restricted stock as a material inducement to employment to its CEO at a fair value of $12.68 per share.  The difference between the market price of the underlying stock and the purchase price on the date of grant, which was set as zero for this restricted stock award, was recorded as a reduction of shareholders’ equity as Unearned compensation expense and is being amortized to expense on a straight-line basis over the restriction period of five years.  The CEO is entitled to receive cash dividends and to vote these shares, but is prohibited from selling or transferring shares prior to vesting.  Also during the first quarter of 2003, the Company awarded the CEO, as a material inducement to employment, an option to purchase 500,000 shares at an exercise price of $12.68 per share. The option vests at a rate of 166,666 shares on the second anniversary of the grant date and 333,334 shares on the third anniversary of the grant date.  The option will terminate 10 years from the grant date.

Pro forma information regarding net income and earnings per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method of SFAS No. 123. The fair value of options granted during 2003, 2002 and 2001 was $5.45, $6.15, and $6.77, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Expected dividend yield	0.9%	0.8%	0.8%
Expected stock price volatility	36.9%	35.3%	35.3%
Weighted average risk-free interest rate	2.7%	3.9%	4.8%
Expected life of options (years)	3.7	6.5	6.0

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

A summary of the balances and activity for all of the Company’s stock option awards for the last three fiscal years is presented below:

	Shares Issued	Weighted Average Exercise Price
Balance, February 2, 2001	22,091,128	$ 15.02
Granted	7,201,728	17.20
Exercised	(1,322,511)	9.75
Canceled	(1,999,583)	18.07
Balance, February 1, 2002	25,970,762	15.65
Granted	4,146,986	15.83
Exercised	(690,515)	6.90
Canceled	(2,510,662)	17.35
Balance, January 31, 2003	26,916,571	15.73
Granted	4,705,586	18.39
Exercised	(4,240,438)	11.68
Canceled	(2,450,429)	17.76
Balance, January 30, 2004	24,931,290	$ 16.75

The following table summarizes information about all stock options outstanding at January 30, 2004:

	Options Outstanding			Options Exercisable
Range of	Number	Weighted Average Remaining	Weighted Average	Number	Weighted Average Exercise
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
$ 3.69 - $ 10.48	2,099,022	2.0	$ 6.12	1,788,169	$ 6.07
$ 10.49 - $ 17.31	11,277,069	6.8	14.80	6,619,212	14.79
$ 17.32 - $ 23.90	11,555,199	6.9	20.60	6,625,390	20.80
$ 3.69 - $ 23.90	24,931,290	6.4	$ 16.75	15,032,771	$ 16.40

At January 30, 2004, there were approximately 9.1 million shares available for grant under the Company’s stock incentive plan.  At January 31, 2003 and February 1, 2002, respectively, there were approximately 17.0 million and 11.6 million exercisable options outstanding.

10.

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

On March 13, 2003, the Company was granted the authority by its Board of Directors to repurchase up to 12 million shares of its outstanding common stock. This authorization expires March 13, 2005.  During the fourth quarter of 2003, 1,519,000 shares were repurchased at a total cost of $29.7 million.

11.

Related party transactions

In 2002, Cal Turner, the Company’s then Chairman and Chief Executive Officer, made voluntary payments to the Company totaling approximately $6.8 million in cash.  Of such amount, approximately $6.0 million represented the value on April 10, 2002 of stock Mr. Turner acquired on April 7, 1999 and April 20, 2000 upon the exercise of stock options (net of the strike price of such options) and approximately $0.8 million represented the value of performance-based bonuses received by Mr. Turner in April 1999 and April 2000.  Mr. Turner voluntarily paid such amounts to the Company because the options vested and the performance bonuses were paid based on performance measures that were attained under the Company’s originally reported financial results for the period covered by the Company’s restatement.  Those measures would not have been attained under the subsequently restated results.  The Company recorded the approximately $6.0 million receipt as a contribution of capital, which was recorded as an increase in Additional paid-in capital in the consolidated balance sheet as of January 31, 2003.  The Company recorded the approximately $0.8 million receipt as a reduction of SG&A expenses during the third quarter of 2002.

12.

Segment reporting

The Company manages its business on the basis of one reportable segment.  See Note 1 for a brief description of the Company’s business.  As of January 30, 2004, all of the Company’s retail operations were located within the United States.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

(In thousands)	2003	2002	2001
Classes of similar products:
Net sales:
Highly consumable	$ 4,206,878	$ 3,674,929	$ 3,085,112
Seasonal	1,156,114	994,250	888,263
Home products	860,867	808,518	767,720
Basic clothing	648,133	622,707	581,800
	$ 6,871,992	$ 6,100,404	$ 5,322,895

13.

Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended January 30, 2004 and January 31, 2003.  Each quarter listed below was a 13-week accounting period.  Amounts are in thousands except per share data.

Quarter	First	Second	Third	Fourth
2003:
Net sales	$ 1,569,064	$ 1,651,094	$ 1,685,346	$ 1,966,488
Gross profit	451,906	472,830	516,897	576,496
Net income	60,332	59,936	77,903	102,829
Diluted earnings per share	$ 0.18	$ 0.18	$ 0.23	$ 0.30
Basic earnings per share	$ 0.18	$ 0.18	$ 0.23	$ 0.31

2002:
Net sales	$ 1,389,412	$ 1,453,727	$ 1,497,702	$ 1,759,563
Gross profit	380,292	387,427	428,583	527,964
Net income	45,928	42,362	68,570	108,086
Diluted earnings per share	$ 0.14	$ 0.13	$ 0.20	$ 0.32
Basic earnings per share	$ 0.14	$ 0.13	$ 0.21	$ 0.32

The fourth quarter 2003 net income and related per share amounts above include the accrual of a nondeductible civil penalty of $10.0 million related to the preliminary settlement of an SEC investigation (see Note 7). The fourth quarter 2003 and 2002 gross profit and net income and related per share amounts above include pretax LIFO adjustments of $0.7 million of expense and $8.9 million of income, respectively (see Note 1). The third quarter 2003 net income and related per share amounts above include a favorable, non-recurring pre-tax inventory adjustment of approximately $7.8 million based upon the utilization of information provided by the Company’s new item level perpetual inventory system. The third quarter 2002 net income and related per share amounts above include pretax insurance proceeds of $25.2 million related to the settlement of the Company’s shareholder derivative litigation (see Note 7). The second quarter 2002 net income and related per share amounts above include pretax insurance proceeds of $4.5 million related to the settlement of the Company’s federal consolidated restatement-related class action lawsuit (see Note 7).

14.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for its not-for-profit subsidiary whose assets and revenues are not material (the “Guarantors”), have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company.  In order to participate as a subsidiary guarantor on certain of the Company’s financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain a minimum balance of stockholders’ equity of $50 million in excess of the Company’s debt it has guaranteed, or $550 million as of January 30, 2004.  The subsidiary of the Company was in compliance with such agreement as of January 30, 2004.

The following consolidating schedules present condensed financial information on a combined basis.  Dollar amounts are in thousands.

	As of January 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$ 352,232	$ 46,046	$ -	$ 398,278
Merchandise inventories	-	1,157,141	-	1,157,141
Deferred income taxes	15,412	15,001	-	30,413
Other current assets	21,363	2,338,669	(2,293,649)	66,383
Total current assets	389,007	3,556,857	(2,293,649)	1,652,215
Property and equipment, at cost	183,843	1,525,879	-	1,709,722
Less accumulated depreciation and amortization	81,281	639,217	-	720,498
Net property and equipment	102,562	886,662	-	989,224
Other assets, net	3,695,306	41,247	(3,725,283)	11,270
Total assets	$ 4,186,875	$ 4,484,766	$ (6,018,932)	$ 2,652,709
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 7,772	$ 8,898	$ -	$ 16,670
Accounts payable	2,354,187	323,251	(2,293,647)	383,791
Accrued expenses and other	48,394	249,224	(2)	297,616
Income taxes payable	-	45,725	-	45,725
Total current liabilities	2,410,353	627,098	(2,293,649)	743,802
Long-term obligations	194,306	1,892,342	(1,821,311)	265,337
Deferred income taxes	5,296	61,354	-	66,650
Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	168,095	23,853	(23,853)	168,095
Additional paid-in capital	376,930	1,247,290	(1,247,290)	376,930
Retained earnings	1,037,409	632,829	(632,829)	1,037,409
Accumulated other comprehensive loss	(1,161)	-	-	(1,161)
	1,581,273	1,903,972	(1,903,972)	1,581,273
Less common stock purchased by employee deferred compensation trust	2,739	-	-	2,739
Less unearned compensation related to outstanding restricted stock	1,614	-	-	1,614
Total shareholders’ equity	1,576,920	1,903,972	(1,903,972)	1,576,920
Total liabilities and shareholders’ equity	$ 4,186,875	$ 4,484,766	$ (6,018,932)	$ 2,652,709

	As of January 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$ 72,799	$ 48,519	$ -	$ 121,318
Merchandise inventories	-	1,123,031	-	1,123,031
Deferred income taxes	8,937	24,923	-	33,860
Other current assets	19,004	1,328,417	(1,301,722)	45,699
Total current assets	100,740	2,524,890	(1,301,722)	1,323,908
Property and equipment, at cost	169,551	1,408,272	-	1,577,823
Less accumulated depreciation and amortization	65,677	518,324	-	584,001
Net property and equipment	103,874	889,948	-	993,822
Other assets, net	2,786,977	38,949	(2,810,503)	15,423
Total assets	$ 2,991,591	$ 3,453,787	$ (4,112,225)	$ 2,333,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 8,202	$ 8,007	$ -	$ 16,209
Accounts payable	1,412,008	230,273	(1,300,978)	341,303
Accrued expenses and other	32,642	208,000	(744)	239,898
Income taxes payable	-	67,091	-	67,091
Total current liabilities	1,452,852	513,371	(1,301,722)	664,501
Long-term obligations	249,748	937,473	(856,884)	330,337
Deferred income taxes	923	49,324	-	50,247
Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	166,670	23,853	(23,853)	166,670
Additional paid-in capital	313,269	1,247,279	(1,247,279)	313,269
Retained earnings	812,220	682,487	(682,487)	812,220
Accumulated other comprehensive loss	(1,349)	-	-	(1,349)
	1,290,810	1,953,619	(1,953,619)	1,290,810
Less common stock purchased by employee deferred compensation trust	2,742	-	-	2,742
Total shareholders’ equity	1,288,068	1,953,619	(1,953,619)	1,288,068
Total liabilities and shareholders’ equity	$ 2,991,591	$ 3,453,787	$ (4,112,225)	$ 2,333,153

	For the year ended January 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 169,467	$ 6,871,992	$ (169,467)	$ 6,871,992
Cost of goods sold	-	4,853,863	-	4,853,863
Gross profit	169,467	2,018,129	(169,467)	2,018,129
Selling, general and administrative	132,445	1,533,888	(169,467)	1,496,866
Penalty expense	10,000	-	-	10,000
Operating profit	27,022	484,241	-	511,263
Interest expense, net	21,616	9,887	-	31,503
Income before taxes on income	5,406	474,354	-	479,760
Provisions for taxes on income	6,560	172,200	-	178,760
Equity in subsidiaries’ earnings, net of taxes	302,154	-	(302,154)	-
Net income	$ 301,000	$ 302,154	$ (302,154)	$ 301,000

	For the year ended January 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 130,152	$ 6,100,404	$ (130,152)	$ 6,100,404
Cost of goods sold	-	4,376,138	-	4,376,138
Gross profit	130,152	1,724,266	(130,152)	1,724,266
Selling, general and administrative	114,903	1,311,791	(130,152)	1,296,542
Proceeds from litigation settlement	(29,541)	-	-	(29,541)
Operating profit	44,790	412,475	-	457,265
Interest expense, net	26,930	15,709	-	42,639
Income before taxes on income	17,860	396,766	-	414,626
Provisions for taxes on income	6,634	143,046	-	149,680
Equity in subsidiaries’ earnings, net of taxes	253,720	-	(253,720)	-
Net income	$ 264,946	$ 253,720	$ (253,720)	$ 264,946

	For the year ended February 1, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 173,070	$ 5,322,895	$ (173,070)	$ 5,322,895
Cost of goods sold	-	3,813,483	-	3,813,483
Gross profit	173,070	1,509,412	(173,070)	1,509,412
Selling, general and administrative	154,362	1,154,509	(173,070)	1,135,801
Operating profit	18,708	354,903	-	373,611
Interest expense, net	18,913	26,876	-	45,789
Income (loss) before taxes on income	(205)	328,027	-	327,822
Provisions (benefit) for taxes on income	(26)	120,335	-	120,309
Equity in subsidiaries’ earnings, net of taxes	207,692	-	(207,692)	-
Net income	$ 207,513	$ 207,692	$ (207,692)	$ 207,513

	For the year ended January 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 301,000	$ 302,154	$ (302,154)	$ 301,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,961	132,438	-	152,399
Deferred income taxes	(2,102)	21,952	-	19,850
Tax benefit from stock option exercises	14,565	-	-	14,565
Equity in subsidiaries’ earnings, net	(302,154)	-	302,154	-
Change in operating assets and liabilities:
Merchandise inventories	-	(34,110)	-	(34,110)
Other current assets	(7,323)	(1,006,071)	992,710	(20,684)
Accounts payable	942,180	92,977	(992,669)	42,488
Accrued expenses and other	15,752	42,846	746	59,344
Income taxes	4,079	(25,543)	-	(21,464)
Other, including other assets	(608,100)	614,053	(787)	5,166
Net cash provided by operating activities	377,858	140,696	-	518,554

Cash flows from investing activities:
Purchase of property and equipment	(15,526)	(133,836)	-	(149,362)
Purchase of promissory notes	(49,582)	-	-	(49,582)
Proceeds from sale of property and equipment	39	230	-	269
Issuance of long-term notes receivable	-	(1,419)	1,419	-
Contribution of capital	(10)	-	10	-
Net cash used in investing activities	(65,079)	(135,025)	1,429	(198,675)

Cash flows from financing activities:
Issuance of long-term obligations	1,419	-	(1,419)	-
Repayments of long-term obligations	(7,753)	(8,154)	-	(15,907)
Payment of cash dividends	(46,883)	-	-	(46,883)
Proceeds from exercise of stock options	49,485	-	-	49,485
Repurchases of common stock	(29,687)	-	-	(29,687)
Other financing activities	73	-	-	73
Issuance of common stock, net	-	10	(10)	-
Net cash used in financing activities	(33,346)	(8,144)	(1,429)	(42,919)

Net increase (decrease) in cash and cash equivalents	279,433	(2,473)	-	276,960
Cash and cash equivalents, beginning of year	72,799	48,519	-	121,318
Cash and cash equivalents, end of year	$ 352,232	$ 46,046	$ -	$ 398,278

	For the year ended January 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 264,946	$ 253,720	$ (253,720)	$ 264,946
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	15,222	119,737	-	134,959
Deferred income taxes	63,204	19,663	-	82,867
Tax benefit from stock option exercises	2,372	-	-	2,372
Litigation settlement	(162,000)	-	-	(162,000)
Equity in subsidiaries’ earnings, net	(253,720)	-	253,720	-
Change in operating assets and liabilities:
Merchandise inventories	-	7,992	-	7,992
Other current assets	(5,605)	(350,209)	368,380	12,566
Accounts payable	532,305	(147,694)	(365,771)	18,840
Accrued expenses and other	(20,113)	35,467	(744)	14,610
Income taxes	(10,493)	66,951	-	56,458
Other	6,255	(3,960)	(1,865)	430
Net cash provided by operating activities	432,373	1,667	-	434,040

Cash flows from investing activities:
Purchase of property and equipment	(12,949)	(121,366)	-	(134,315)
Proceeds from sale of property and equipment	270	211	-	481
Issuance of long-term notes receivable	(130,152)	-	130,152	-
Contribution of capital	(317,602)	-	317,602	-
Net cash used in investing activities	(460,433)	(121,155)	447,754	(133,834)

Cash flows from financing activities:
Issuance of long-term obligations	-	130,152	(130,152)	-
Repayments of long-term obligations	(73,361)	(323,733)	-	(397,094)
Payment of cash dividends	(42,638)	-	-	(42,638)
Proceeds from exercise of stock options	5,021	-	-	5,021
Other financing activities	(5,702)	-	-	(5,702)
Issuance of common stock, net	-	317,602	(317,602)	-
Net cash provided by (used in) financing activities	(116,680)	124,021	(447,754)	(440,413)

Net increase (decrease) in cash and cash equivalents	(144,740)	4,533	-	(140,207)
Cash and cash equivalents, beginning of year	217,539	43,986	-	261,525
Cash and cash equivalents, end of year	$ 72,799	$ 48,519	$ -	$ 121,318

	For the year ended February 1, 2002
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 207,513	$ 207,692	$ (207,692)	$ 207,513
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	14,968	107,999	-	122,967
Deferred income taxes	(6,892)	14,635	-	7,743
Tax benefit from stock option exercises	5,819	-	-	5,819
Equity in subsidiaries’ earnings, net	(207,692)	-	207,692	-
Change in operating assets and liabilities:
Merchandise inventories	-	(118,788)	-	(118,788)
Other current assets	250	(307,082)	293,292	(13,540)
Accounts payable	281,457	37,036	(293,292)	25,201
Accrued expenses and other	9,063	16,844	-	25,907
Income taxes	4,524	(10,431)	-	(5,907)
Other	5,704	3,009	-	8,713
Net cash provided by (used in) operating activities	314,714	(49,086)	-	265,628

Cash flows from investing activities:
Purchase of property and equipment	(14,098)	(111,267)	-	(125,365)
Proceeds from sale of property and equipment	925	368	-	1,293
Issuance of long-term notes receivable	(173,070)	-	173,070	-
Net cash used in investing activities	(186,243)	(110,899)	173,070	(124,072)

Cash flows from financing activities:
Issuance of long-term obligations	-	173,070	(173,070)	-
Repayments of long-term obligations	(1,057)	(10,766)	-	(11,823)
Payment of cash dividends	(42,517)	-	-	(42,517)
Proceeds from exercise of stock options	12,268	-	-	12,268
Other financing activities	(269)	-	-	(269)
Net cash provided by (used in) financing activities	(31,575)	162,304	(173,070)	(42,341)

Net increase in cash and cash equivalents	96,896	2,319	-	99,215
Cash and cash equivalents, beginning of year	120,643	41,667	-	162,310
Cash and cash equivalents, end of year	$ 217,539	$ 43,986	$ -	$ 261,525

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Dollar General Corporation
Goodlettsville, Tennessee

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 30, 2004 and January 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries as of January 30, 2004 and January 31, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2004, in conformity with accounting principles generally accepted in the United States.

 /s/ Ernst & Young LLP

Nashville, Tennessee
March 11, 2004

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 30, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2004, the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended January 30, 2004 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company makes available free of charge within the Investing section of its Internet website at www.dollargeneral.com, and in print to any shareholder who requests, the Company’s Corporate Governance Principles, the charters of the Board standing committees, and the Code of Business Conduct and Ethics which applies to all Company directors, officers and employees. Requests for copies may be directed to Investor Relations, Dollar General Corporation, 100 Mission Ridge, Goodlettsville, TN 37072, or telephone (615) 855-4000. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, and any waiver from a provision of that Code granted to the Company’s Chief Executive Officer, Chief Financial Officer or Vice President and Controller, on the Company’s Internet website within three business days following the amendment or waiver. The information contained on or connected to the Company’s Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

The information required by this Item 10 regarding the Company’s directors, director nominees, audit committee financial expert, audit committee, and procedures for shareholders to recommend director nominees is contained under the caption “Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement to be filed for its 2004 Annual Meeting of Shareholders to be held on May 25, 2004 (the “2004 Proxy Statement”), which information under such caption is incorporated herein by reference. Information required by this Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement, which information under such caption is incorporated herein by reference. Information required by this Item 10 regarding the Company’s executive officers is contained in Part I, Item 4A of this Form 10-K, which information under such caption is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive compensation is contained under the captions “Proposal 1: Election of Directors” and “Executive Compensation” in the 2004 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.  The following table sets forth information about the Company’s equity compensation plans (including individual compensation arrangements) as of January 30, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights) (a)

Equity compensation plans approved by security holders (b)	24,431,290	$16.83	9,117,228

Equity compensation plans not approved by security holders (c)	500,000	$12.68	0

Total	24,931,290	$16.75	9,117,228

(a)

Consists of 9,117,228 shares reserved for issuance pursuant to the 1998 Stock Incentive Plan (as Amended and Restated effective June 2, 2003, as Modified through August 26, 2003) (the “1998 Stock Incentive Plan”) (up to 3,918,000 of which may be issued in the form of restricted stock or restricted stock units).

(b)

Represents shares issuable upon exercise of outstanding grants under the 1998 Stock Incentive Plan, 1995 Employee Stock Incentive Plan, 1993 Employee Stock Incentive Plan, 1989 Employee Stock Incentive Plan, and 1995 Outside Directors Stock Option Plan.

(c)

Represents shares issuable upon exercise of outstanding grants pursuant to the Employment Agreement (the “Employment Agreement”), effective as of April 2, 2003, by and between the Company and David A. Perdue, the Company’s Chairman and Chief Executive Officer. This amount does not include shares issuable upon exercise of an outstanding stock option grant contemplated by the Employment Agreement, but made under the 1998 Stock Incentive Plan.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, the Company granted to David A. Perdue, as a material inducement to his employment with the Company, 78,865 shares of restricted stock and an option to purchase 500,000 shares of common stock (the “Non-Plan Option”). These grants, along with another option grant under the 1998 Stock Incentive Plan, were made in accordance with the terms of the Employment Agreement. The restricted stock vests as to 15,773 shares annually over a five-year period with the first vesting date being April 2, 2004, subject to alternate vesting in the case of death, disability or termination of employment. Mr. Perdue is entitled to receive cash dividends and to vote the shares of restricted stock, but is prohibited from selling or transferring the restricted stock prior to vesting. The Non-Plan Option was granted at an exercise price of $12.68 per share and vests as to 166,666 shares on April 2, 2005 and as to 333,334 shares on April 2, 2006, subject to alternate vesting in the case of death, disability or termination of employment. The Non-Plan Option will terminate on April 2, 2013.

Other Information.  The information required by this Item 12 regarding security ownership of certain beneficial owners and the Company’s management is contained under the caption “Security Ownership” in the 2004 Proxy Statement, which information under such caption is incorporated herein by reference

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2004 Proxy Statement, which information under such caption is incorporated herein by reference

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 regarding fees paid to the Company’s principal accountant and the pre-approval policies and procedures established by the Audit Committee of the Company’s Board of Directors is contained under the caption “Fees Paid to Auditor” in the 2004 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Consolidated Financial Statements (See Item 8).
(2)

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

	(3)	Exhibits: See Exhibit Index immediately following the signature pages hereto.
(b)	(1)

A Current Report on Form 8-K, dated November 6, 2003, was furnished to the SEC pursuant to Items 9 and 12 in connection with a news release regarding sales results for the four-week period, 39 weeks and third quarter ended October 31, 2003, and other matters.

	(2)	A Current Report on Form 8-K, dated November 17, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding 2004 store growth plans and operating initiatives.
	(3)	A Current Report on Form 8-K, dated December 2, 2003, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding a dividend declaration.
(4)

A Current Report on Form 8-K, dated December 4, 2003, was furnished to the SEC pursuant to Items 9 and 12 in connection with news releases regarding results of operations and financial condition for the third quarter and 39 weeks ended October 31, 2003, the conference call to be held to discuss such results, sales results for the four-week period and 43 weeks ended November 28, 2003, new store openings and other matters.

	(5)	A Current Report on Form 8-K, dated January 7, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding a Company presentation at an upcoming retailing conference.
(6)

A Current Report on Form 8-K, dated January 8, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding sales results for the five-week period, 9 weeks and 48 weeks ended January 2, 2004, new store openings and discontinuance of monthly sales guidance.

	(7)	A Current Report on Form 8-K, dated January 8, 2004, was filed with the SEC pursuant to Item 5 in connection with a news release regarding the Company’s pending SEC investigation.
(8)

A Current Report on Form 8-K, dated January 13, 2004, was filed with the SEC pursuant to Item 5 in connection with a news release regarding the Company’s lawsuit pending in the United States District Court for the Northern District of Alabama.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 DOLLAR GENERAL CORPORATION

Date: March 16, 2004	By:	/s/ David A. Perdue
David A. Perdue, Chairman and Chief Executive Officer

We, the undersigned directors and officers of the Registrant, hereby severally constitute David A. Perdue and James J. Hagan, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David A. Perdue	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2004
DAVID A. PERDUE

/s/ James J. Hagan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2004
JAMES J. HAGAN

/s/ David L. Beré	Director	March 16, 2004
DAVID L. BERE

/s/ Dennis C. Bottorff	Director	March 16, 2004
DENNIS C. BOTTORFF

/s/ Barbara L. Bowles	Director	March 16, 2004
BARBARA L. BOWLES

/s/ James L. Clayton	Director	March 16, 2004
JAMES L. CLAYTON

/s/ Reginald D. Dickson	Director	March 16, 2004
REGINALD D. DICKSON

	Director	March __, 2004
E. GORDON GEE

/s/ John B. Holland	Director	March 16, 2004
JOHN B. HOLLAND

/s/ Barbara M. Knuckles	Director	March 16, 2004
BARBARA M. KNUCKLES

/s/ James D. Robbins	Director	March 16, 2004
JAMES D. ROBBINS

/s/ David M. Wilds	Director	March 16, 2004
DAVID M. WILDS

/s/ William S. Wire, II	Director	March 16, 2004
WILLIAM S. WIRE, II

EXHIBIT INDEX

3.1

Amended and Restated Charter.

3.2

Bylaws (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002, filed August 28, 2002).

4.1

Sections 7, 8, 9, 10 and 12 of the Company’s Amended and Restated Charter (included in Exhibit 3.1).

4.2

Rights Agreement, dated as of February 29, 2000, between Dollar General Corporation and Registrar and Transfer Company (incorporated by reference to the Company’s Current Report on Form 8-K filed February 29, 2000).

4.3

Indenture, dated as of June 21, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4 filed August 1, 2000).

4.4

First Supplemental Indenture, dated as of July 28, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed March 19, 2003).

4.5

Second Supplemental Indenture, dated as of June 18, 2001, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed March 19, 2003).

4.6

Third Supplemental Indenture, dated as of June 20, 2002, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed March 19, 2003).

4.7

Fourth Supplemental Indenture, dated as of December 11, 2002, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed March 19, 2003).

4.8

Fifth Supplemental Indenture, dated as of May 23, 2003, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (f/k/a First Union National Bank), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed August 29, 2003).

4.9

Sixth Supplemental Indenture, dated as of July 15, 2003, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (f/k/a First Union National Bank), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed August 29, 2003).

10.1

3-Year Revolving Credit Agreement, dated as of June 21, 2002, by and among Dollar General Corporation, Suntrust Bank, Credit Suisse First Boston, KeyBank National Association, U.S. Bank National Association, and the lenders from time to time party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002, filed August 28, 2002).

10.2

First Amendment to 3-Year Revolving Credit Agreement, dated as of December 12, 2003, by and among Dollar General Corporation, the several banks and other financial institutions from time to time party thereto, Suntrust Bank, Credit Suisse First Boston, KeyBank National Association and U.S. Bank National Association.

10.3

364-day Revolving Credit Agreement, dated as of June 21, 2002, by and among Dollar General Corporation, Suntrust Bank, Credit Suisse First Boston, KeyBank National Association, U.S. Bank National Association, and the lenders from time to time party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002, filed August 28, 2002).

10.4

1989 Employee Stock Incentive Plan, as amended (incorporated by reference to the Company’s Proxy Statement for the June 13, 1989, Annual Meeting of Stockholders).*

10.5

1993 Employee Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).*

10.6

1993 Outside Directors Stock Option Plan (incorporated by reference to the Company’s Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).*

10.7

1995 Employee Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).*

10.8

1995 Outside Directors Stock Option Plan (incorporated by reference to the Company’s Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).*

10.9

1998 Stock Incentive Plan, as amended and restated effective June 2, 2003, and as further modified through August 26, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed August 29, 2003).*

10.10

Dollar General Corporation Supplemental Executive Retirement Plan and Compensation Deferral Plan, as amended and restated effective as of January 1, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed March 19, 2003). *

10.11

Dollar General Corporation Deferred Compensation Plan for Non-Employee Directors as amended and restated effective November 6, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002). *

10.12

Sale and Purchase Agreement, dated as of June 1, 2000, among Dollar General Corporation as Lessee and Seller, FU/DG Fulton, LLC, as Lessor, and First Union Commercial Corporation, as Head Lessor (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

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

10.15

First Amendment to Lease Agreement dated as of November 22, 2002, between Townsend Fulton, LLC, as Lessor, and Dollar General Corporation, as Lessee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed March 19, 2003).

10.16

Lease Agreement, dated as of June 1, 2000, between FU/DG Indianola, LLC, as Lessor and Dollar General Corporation, as Lessee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

10.17

First Amendment to Lease Agreement dated as of November 22, 2002, between Indianola DG Property, LLC, as Lessor, and Dollar General Corporation, as Lessee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 filed March 19, 2003).

10.18

Purchase and Sale Agreement, dated as of May 29, 2003, by and between Dollar General Corporation and Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed August 29, 2003).

10.19

Employment Agreement, effective as of April 2, 2003, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.20

Supplemental Executive Retirement Plan for David A. Perdue, effective April 2, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.21

Restricted Stock Agreement, dated April 2, 2003, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.22

Nonqualified Stock Option Agreement, dated April 2, 2003, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.23

Employment Agreement, effective September 22, 2003, by and between Dollar General Corporation and Lawrence V. Jackson (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, filed December 4, 2003). *

10.24

Supplemental Retirement Plan for Lawrence V. Jackson, effective September 22, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, filed December 4, 2003). *

10.25

Employment Offer Letter, dated February 8, 2001, between Cal Turner, Jr., Chairman and Chief Executive Officer of Dollar General Corporation, and James J. Hagan, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 2002, filed April 2, 2002). *

10.26

Resignation Agreement, dated May 7, 2003, by and between Dollar General Corporation and Donald S. Shaffer (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003). *

10.27

Memorandum of Understanding, dated May 7, 2003, from Dollar General Corporation to Donald S. Shaffer (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

21

Subsidiaries of the Registrant.

23

Consent of Independent Auditor.

24

Power of Attorney (included as part of the signature page).

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.

*

Management Contract or Compensatory Plan