Form 10-Q
period 2004-04-30
DOLLAR GENERAL CORP
filed 2004-05-27
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares of common stock outstanding on May 24, 2004, was 329,695,876.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	(Unaudited) April 30, 2004	January 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 256,883	$ 398,278
Merchandise inventories	1,277,185	1,157,141
Deferred income taxes	21,852	30,413
Other current assets	73,738	66,383
Total current assets	1,629,658	1,652,215

Property and equipment, at cost	1,775,496	1,709,722
Less accumulated depreciation and amortization	757,849	720,498
Net property and equipment	1,017,647	989,224
Other assets, net	26,464	11,270
Total assets	$ 2,673,769	$ 2,652,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 16,880	$ 16,670
Accounts payable	510,187	383,791
Accrued expenses and other	288,028	297,616
Income taxes payable	38,322	45,725
Total current liabilities	853,417	743,802

Long-term obligations	261,621	265,337
Deferred income taxes	70,648	66,650
Shareholders’ equity:
Preferred stock	-	-
Common stock	164,354	168,095
Additional paid-in capital	386,158	376,930
Retained earnings	943,404	1,037,409
Accumulated other comprehensive loss	(1,108)	(1,161)
	1,492,808	1,581,273
Other shareholders’ equity	(4,725)	(4,353)
Total shareholders’ equity	1,488,083	1,576,920
Total liabilities and shareholders’ equity	$ 2,673,769	$ 2,652,709

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands except per share amounts)

	For the 13 weeks ended
	April 30, 2004		May 2, 2003
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$ 1,747,959	100.00%	$ 1,569,064	100.00%
Cost of goods sold	1,235,709	70.69	1,117,158	71.20
Gross profit	512,250	29.31	451,906	28.80
Selling, general and administrative	397,700	22.75	348,955	22.24
Operating profit	114,550	6.55	102,951	6.56
Interest expense, net	6,442	0.37	9,411	0.60
Income before taxes on income	108,108	6.18	93,540	5.96
Provision for taxes on income	40,259	2.30	33,208	2.12
Net income	$ 67,849	3.88%	$ 60,332	3.85%

Diluted earnings per share	$ 0.20		$ 0.18
Weighted average diluted shares (000s)	337,257		334,597
Basic earnings per share	$ 0.20		$ 0.18
Weighted average basic shares (000s)	334,109		333,243
Dividends per share	$ 0.040		$ 0.035

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	For the 13 weeks ended
	April 30, 2004	May 2, 2003
Cash flows from operating activities:
Net income	$ 67,849	$ 60,332
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,636	36,756
Deferred income taxes	12,559	8,500
Tax benefit from stock option exercises	2,172	224
Change in operating assets and liabilities:
Merchandise inventories	(120,044)	(77,670)
Other current assets	(7,355)	(6,381)
Accounts payable	90,906	15,921
Accrued expenses and other	(9,175)	(9,198)
Income taxes	(7,422)	(30,555)
Other	(15,512)	1,763
Net cash provided by (used in) operating activities	53,614	(308)

Cash flows from investing activities:
Purchases of property and equipment	(51,060)	(30,129)
Proceeds from sale of property and equipment	29	66
Net cash used in investing activities	(51,031)	(30,063)

Cash flows from financing activities:
Repayments of long-term obligations	(4,063)	(4,086)
Payment of cash dividends	(13,319)	(11,673)
Proceeds from exercise of stock options	6,546	694
Repurchases of common stock	(133,589)	-
Other financing activities	447	64
Net cash used in financing activities	(143,978)	(15,001)

Net decrease in cash and cash equivalents	(141,395)	(45,372)
Cash and cash equivalents, beginning of period	398,278	121,318
Cash and cash equivalents, end of period	$ 256,883	$ 75,946

Supplemental schedule of noncash investing and financing activities:
Repurchases of common stock included in Accounts payable	$ 18,996	$ -
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$ 16,494	$ -
Purchases of property and equipment under capital lease obligations	$ 550	$ 117

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.

Basis of presentation and accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.  Such financial statements consequently do not include all of the disclosures normally required by GAAP or those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended January 30, 2004 for additional information.

The accompanying condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week periods ended April 30, 2004 and May 2, 2003 have been made.

Certain prior year amounts have been reclassified to conform to the current period presentation. Ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.  Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Accounting pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), expands upon current guidance relating to when a company should include in its financial statements the assets, liabilities and activities of a Variable Interest Entity (“VIE”). The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46, and the consolidation requirements for “older” VIEs to the first fiscal year or interim period ending after December 15, 2003, which applied for the Company at the end of its 2003 fiscal year. Additional modifications of FIN 46 may be proposed by the FASB, and the Company will continue to monitor future developments related to this interpretation.  The Company leases four of its distribution centers (“DCs”) from lessors, which meet the definition of VIEs.  Two of these DCs have been recorded as financing obligations whereby the property and equipment, along with the related lease obligations, are reflected in the condensed consolidated balance sheets.  The other two DCs, excluding the equipment, have been recorded as operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases.”  Based upon the guidance included when FIN 46 was originally released, the Company adopted the provisions of FIN 46 on August 2, 2003, and the adoption of FIN 46 did not have a material effect on the Company’s financial statements as a whole.

2.

Comprehensive income

Comprehensive income consists of the following (in thousands):

13 Weeks Ended
	April 30, 2004	May 2, 2003
Net income	$ 67,849	$ 60,332
Reclassification of net loss on derivatives	53	38
Comprehensive income	$ 67,902	$ 60,370

3.

Earnings per share

The amounts reflected below are in thousands except per share data.

	13 Weeks Ended April 30, 2004
	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 67,849	334,109	$ 0.20
Effect of dilutive stock options		3,148
Diluted earnings per share	$ 67,849	337,257	$ 0.20

	13 Weeks Ended May 2, 2003
	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 60,332	333,243	$ 0.18
Effect of dilutive stock options		1,354
Diluted earnings per share	$ 60,332	334,597	$ 0.18

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share was determined based on the dilutive effect of stock options and other common stock equivalents using the treasury stock method.

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

The SEC has been conducting an investigation into the circumstances giving rise to the restatement and, on January 8, 2004, the Company received notice that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of the federal securities laws in connection with circumstances relating to the restatement.  The Company subsequently has reached an agreement in principle with the SEC staff to settle the matter.  Under the terms of the agreement in principle, the Company, without admitting or denying the allegations in a complaint to be filed by the SEC, will consent to the entry of a permanent civil injunction against future violations of the antifraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules and will pay a $10 million non-deductible civil penalty. The Company is not entitled to seek reimbursement from its insurers with regard to this settlement.

The agreement with the SEC staff is subject to final approval by the SEC and the court in which the SEC’s complaint is filed.  The Company accrued $10 million with respect to the penalty in its financial statements for the year ended January 30, 2004.  The Company can give no assurances that the SEC or the court will approve this agreement.  If the agreement is not approved, the Company could be subject to different or additional penalties, both monetary and non-monetary, which could materially and adversely affect the Company’s financial statements as a whole.

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

In the third quarter of 2003, the court denied the plaintiff’s motion to allow the action to proceed as a nationwide collective action, but determined that the action could proceed collectively as to an unspecified region.  However, on January 12, 2004, the court certified an opt-in class of plaintiffs consisting of all persons employed by the Company as store managers at any time since March 14, 1999, who regularly worked more than 50 hours per week and either: (1) customarily supervised less than two employees at one time; (2) lacked authority to hire or discharge employees without supervisor approval; or (3) sometimes worked in non-managerial positions at stores other than the one he or she managed. The Company’s attempt to appeal this decision on a discretionary basis to the 11th Circuit Court of Appeals has been denied.

Notice has been sent to prospective class members. The deadline for individuals to opt in to the lawsuit is May 31, 2004, after which time the Court will enter a scheduling order that governs the discovery and other remaining phases of the case.  The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the action is not appropriate for collective action treatment.  The Company intends to vigorously defend the action.  However, no assurances can be given that the Company will be successful in defending this action on the merits or otherwise, and, if not, the resolution could have a material adverse effect on the Company’s financial statements as a whole.

The Company is involved in other legal actions and claims arising in the ordinary course of business.  The Company currently believes that such other litigation and claims, both individually and in the aggregate, will be resolved without a material effect on the Company’s financial statements as a whole. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial statements as a whole.

5.

Stock-based compensation

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

13 Weeks Ended
(Amounts in thousands except per share data)	April 30, 2004	May 2, 2003
Net income – as reported	$ 67,849	$ 60,332
Less pro forma effect of stock option grants	3,538	2,702
Net income – pro forma	$ 64,311	$ 57,630

Earnings per share – as reported
Basic	$ 0.20	$ 0.18
Diluted	$ 0.20	$ 0.18
Earnings per share – pro forma
Basic	$ 0.19	$ 0.17
Diluted	$ 0.19	$ 0.17

The fair value of options granted during the first quarter of 2004 and 2003 was $5.98 and $2.92 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended
	April 30, 2004	May 2, 2003
Expected dividend yield	0.9%	0.9%
Expected stock price volatility	36.8%	34.9%
Weighted average risk-free interest rate	2.4%	1.8%
Expected life of options (years)	4.0	2.8

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

6.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of April 30, 2004 and May 2, 2003, all of the Company’s operations were located within the United States, with the exception of an immaterial subsidiary located in Hong Kong that was formed to assist in the process of importing certain merchandise, which began operations during the first 13 weeks of 2004.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended
(In thousands)	April 30, 2004	May 2, 2003
Classes of similar products:
Net sales:
Highly consumable	$ 1,114,394	$ 990,030
Seasonal	260,438	237,119
Home products	214,773	199,469
Basic clothing	158,354	142,446
	$ 1,747,959	$ 1,569,064

7.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for its not-for-profit subsidiary whose assets and revenues are not material (the “Guarantors”), have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company. In order to participate as a subsidiary guarantor on certain of the Company’s financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain a minimum balance of stockholders’ equity of $50 million in excess of the Company’s debt it has guaranteed, or $550 million as of April 30, 2004.  The subsidiary of the Company was in compliance with such agreement as of April 30, 2004.

The following consolidating schedules present condensed financial information on a combined basis. Dollar amounts are in thousands.

	As of
	April 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 213,823	$ 43,060	$ -	$ 256,883
Merchandise inventories	-	1,277,185	-	1,277,185
Deferred income taxes	11,823	10,029	-	21,852
Other current assets	19,537	1,603,863	(1,549,662)	73,738
Total current assets	245,183	2,934,137	(1,549,662)	1,629,658

Property and equipment, at cost	196,019	1,579,477	-	1,775,496
Less accumulated depreciation and amortization	85,382	672,467	-	757,849
Net property and equipment	110,637	907,010	-	1,017,647

Other assets, net	3,010,814	57,203	(3,041,553)	26,464

Total assets	$ 3,366,634	$ 3,898,350	$ (4,591,215)	$ 2,673,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 7,578	$ 9,302	$ -	$ 16,880
Accounts payable	1,626,985	432,864	(1,549,662)	510,187
Accrued expenses and other	45,255	242,773	-	288,028
Income taxes payable	-	38,322	-	38,322
Total current liabilities	1,679,818	723,261	(1,549,662)	853,417

Long-term obligations	192,828	1,140,996	(1,072,203)	261,621
Deferred income taxes	5,905	64,743	-	70,648

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	164,354	23,853	(23,853)	164,354
Additional paid-in capital	386,158	1,247,290	(1,247,290)	386,158
Retained earnings	943,404	698,207	(698,207)	943,404
Accumulated other comprehensive loss	(1,108)	-	-	(1,108)
	1,492,808	1,969,350	(1,969,350)	1,492,808
Other shareholders’ equity	(4,725)	-	-	(4,725)
Total shareholders’ equity	1,488,083	1,969,350	(1,969,350)	1,488,083

Total liabilities and shareholders’ equity	$ 3,366,634	$ 3,898,350	$ (4,591,215)	$ 2,673,769

	As of
	January 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 352,232	$ 46,046	$ -	$ 398,278
Merchandise inventories	-	1,157,141	-	1,157,141
Deferred income taxes	15,412	15,001	-	30,413
Other current assets	21,363	2,338,669	(2,293,649)	66,383
Total current assets	389,007	3,556,857	(2,293,649)	1,652,215

Property and equipment, at cost	183,843	1,525,879	-	1,709,722
Less accumulated depreciation and amortization	81,281	639,217	-	720,498
Net property and equipment	102,562	886,662	-	989,224

Other assets, net	3,695,306	41,247	(3,725,283)	11,270

Total assets	$ 4,186,875	$ 4,484,766	$ (6,018,932)	$ 2,652,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 7,772	$ 8,898	$ -	$ 16,670
Accounts payable	2,354,187	323,251	(2,293,647)	383,791
Accrued expenses and other	48,394	249,224	(2)	297,616
Income taxes payable	-	45,725	-	45,725
Total current liabilities	2,410,353	627,098	(2,293,649)	743,802

Long-term obligations	194,306	1,892,342	(1,821,311)	265,337
Deferred income taxes	5,296	61,354	-	66,650

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	168,095	23,853	(23,853)	168,095
Additional paid-in capital	376,930	1,247,290	(1,247,290)	376,930
Retained earnings	1,037,409	632,829	(632,829)	1,037,409
Accumulated other comprehensive loss	(1,161)	-	-	(1,161)
	1,581,273	1,903,972	(1,903,972)	1,581,273
Other shareholders’ equity	(4,353)	-	-	(4,353)
Total shareholders’ equity	1,576,920	1,903,972	(1,903,972)	1,576,920

Total liabilities and shareholders’ equity	$ 4,186,875	$ 4,484,766	$ (6,018,932)	$ 2,652,709

	For the 13 weeks ended April 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 44,532	$ 1,747,959	$ (44,532)	$ 1,747,959
Cost of goods sold	-	1,235,709	-	1,235,709
Gross profit	44,532	512,250	(44,532)	512,250
Selling, general and administrative	36,364	405,868	(44,532)	397,700
Operating profit	8,168	106,382	-	114,550
Interest expense, net	3,782	2,660	-	6,442
Income before taxes on income	4,386	103,722	-	108,108
Provision for taxes on income	1,915	38,344	-	40,259
Equity in subsidiaries’ earnings, net of taxes	65,378	-	(65,378)	-
Net income	$ 67,849	$ 65,378	$ (65,378)	$ 67,849

	For the 13 weeks ended May 2, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 36,925	$ 1,569,064	$ (36,925)	$ 1,569,064
Cost of goods sold	-	1,117,158	-	1,117,158
Gross profit	36,925	451,906	(36,925)	451,906
Selling, general and administrative	33,290	352,590	(36,925)	348,955
Operating profit	3,635	99,316	-	102,951
Interest expense, net	6,926	2,485	-	9,411
Income (loss) before taxes on income	(3,291)	96,831	-	93,540
Provision (benefit) for taxes on income	(1,210)	34,418	-	33,208
Equity in subsidiaries’ earnings, net of taxes	62,413	-	(62,413)	-
Net income	$ 60,332	$ 62,413	$ (62,413)	$ 60,332

	For the 13 weeks ended April 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 67,849	$ 65,378	$ (65,378)	$ 67,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,887	34,749	-	39,636
Deferred income taxes	4,198	8,361	-	12,559
Tax benefit from stock option exercises	2,172	-	-	2,172
Equity in subsidiaries’ earnings, net	(65,378)	-	65,378	-
Change in operating assets and liabilities:
Merchandise inventories	-	(120,044)	-	(120,044)
Other current assets	(2,157)	(5,198)	-	(7,355)
Accounts payable	(2,004)	92,910	-	90,906
Accrued expenses and other	(3,139)	(6,036)	-	(9,175)
Income taxes	8,694	(16,116)	-	(7,422)
Other	89	(15,601)	-	(15,512)
Net cash provided by operating activities	15,211	38,403	-	53,614

Cash flows from investing activities:
Purchase of property and equipment	(12,030)	(39,030)	-	(51,060)
Proceeds from sale of property and equipment	8	21	-	29
Net cash used in investing activities	(12,022)	(39,009)	-	(51,031)

Cash flows from financing activities:
Repayments of long-term obligations	(1,683)	(2,380)	-	(4,063)
Payment of cash dividends	(13,319)	-	-	(13,319)
Proceeds from exercise of stock options	6,546	-	-	6,546
Repurchases of common stock	(133,589)	-	-	(133,589)
Other financing activities	447	-	-	447
Net cash used in financing activities	(141,598)	(2,380)	-	(143,978)

Net decrease in cash and cash equivalents	(138,409)	(2,986)	-	(141,395)
Cash and cash equivalents, beginning of period	352,232	46,046	-	398,278
Cash and cash equivalents, end of period	$ 213,823	$ 43,060	$ -	$ 256,883

	For the 13 weeks ended May 2, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 60,332	$ 62,413	$ (62,413)	$ 60,332
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,237	31,519	-	36,756
Deferred income taxes	1,821	6,679	-	8,500
Tax benefit from stock option exercises	224	-	-	224
Equity in subsidiaries’ earnings, net	(62,413)	-	62,413	-
Change in operating assets and liabilities:
Merchandise inventories	-	(77,670)	-	(77,670)
Other current assets	(3,569)	(86,622)	83,810	(6,381)
Accounts payable	15,535	82,963	(82,577)	15,921
Accrued expenses and other	(8,771)	(1,069)	642	(9,198)
Income taxes	2,327	(32,882)	-	(30,555)
Other	1,845	1,793	(1,875)	1,763
Net cash provided by (used in) operating activities	12,568	(12,876)	-	(308)

Cash flows from investing activities:
Purchase of property and equipment	(2,606)	(27,523)	-	(30,129)
Proceeds from sale of property and equipment	10	56	-	66
Issuance of long-term notes receivable	(36,998)	(749)	37,747	-
Contribution of capital	(10)	-	10	-
Net cash used in investing activities	(39,604)	(28,216)	37,757	(30,063)

Cash flows from financing activities:
Issuance of long-term obligations	749	36,998	(37,747)	-
Repayments of long-term obligations	(1,991)	(2,095)	-	(4,086)
Payment of cash dividends	(11,673)	-	-	(11,673)
Proceeds from exercise of stock options	694	-	-	694
Other financing activities	64	-	-	64
Issuance of common stock, net	-	10	(10)	-
Net cash provided by (used in) financing activities	(12,157)	34,913	(37,757)	(15,001)

Net decrease in cash and cash equivalents	(39,193)	(6,179)	-	(45,372)
Cash and cash equivalents, beginning of period	72,799	48,519	-	121,318
Cash and cash equivalents, end of period	$ 33,606	$ 42,340	$ -	$ 75,946

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation.  These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors that may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.  The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions;  the impact on transportation costs from the “driver hours of service” regulations adopted by the Federal Motor Carriers Safety Administration; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; changes in product mix; interruptions in suppliers' businesses; the inability to execute operating initiatives; costs and potential problems and interruptions associated with implementation of new or upgraded systems and technology; fuel price and interest rate fluctuations; a continued rise in insurance costs; a deterioration in general economic conditions caused by acts of war or terrorism; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing DCs; the reputational and financial impact of the Securities and Exchange Commission (“SEC”) inquiry related to the restatement of certain of the Company’s financial statements further described in Part II, Item 1 of this Form 10-Q; and other factors described in the Company’s Form 10-K for the fiscal year ended January 30, 2004, filed with the SEC on March 16, 2004, and from time to time in the Company’s filings with the SEC, press releases and other communications.

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

Accounting Periods

The following text contains references to years 2004 and 2003, which represent fiscal years ending or ended January 28, 2005 and January 30, 2004, respectively, both of which will be or was a 52-week accounting period. This discussion and analysis should be read with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the notes thereto.

Results of Operations

The following discussion of the Company’s financial performance is based on the Condensed Consolidated Financial Statements set forth herein. The nature of the Company’s business is moderately seasonal.  Historically, sales in the fourth quarter have been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating income, vary by quarter.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.  Furthermore, the seasonal nature of the Company’s business may affect comparisons between periods. The following table contains results of operations data for the first 13 weeks of each of 2004 and 2003, and the dollar and percentage variances among those periods:

(amounts in millions, excluding per share amounts)	13 Weeks Ended		2004 vs. 2003
	April 30, 2004	May 2, 2003	$ change	% change
Net sales by category:
Highly consumable	$ 1,114.4	$ 990.0	$ 124.4	12.6%
% of net sales	63.75%	63.10%
Seasonal	260.4	237.1	23.3	9.8
% of net sales	14.90%	15.11%
Home products	214.8	199.5	15.3	7.7
% of net sales	12.29%	12.71%
Basic clothing	158.4	142.4	15.9	11.2
% of net sales	9.06%	9.08%
Net sales	$ 1,748.0	$ 1,569.1	$ 178.9	11.4%
Cost of goods sold	1,235.7	1,117.2	118.6	10.6
% of net sales	70.69%	71.20%
Gross profit	512.3	451.9	60.3	13.4
% of net sales	29.31%	28.80%
Selling, general and administrative	397.7	349.0	48.7	14.0
% of net sales	22.75%	22.24%
Operating profit	114.6	103.0	11.6	11.3
% of net sales	6.55%	6.56%
Interest expense, net	6.4	9.4	(3.0)	(31.5)
% of net sales	0.37%	0.60%
Income before taxes on income	108.1	93.5	14.6	15.6
% of net sales	6.18%	5.96%
Provision for taxes on income	40.3	33.2	7.1	21.2
% of net sales	2.30%	2.12%
Net income	$ 67.8	$ 60.3	$ 7.5	12.5%
% of net sales	3.88%	3.85%

Diluted earnings per share	$ 0.20	$ 0.18	$ 0.02	11.1%
Weighted average diluted shares	337.3	334.6	2.7	0.8

13 WEEKS ENDED APRIL 30, 2004 AND MAY 2, 2003

Net Sales.  Increases in net sales resulted primarily from 601 net new stores and a same-store sales increase of 3.0% for the 2004 period compared to the 2003 period. Stores opened since the beginning of 2003 accounted for $132.5 million of the increase in sales while $46.4 million is attributable to an increase in same-store sales. Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The Company monitors its sales internally by the four major categories noted in the table above.

The Company’s same-store sales increase in the 2004 period compared to the 2003 period was due to a number of factors, including but not limited to: increased sales of candy and snacks of approximately $20 million, which can be partially attributed to certain promotional items as well as the introduction of new products, and an increase of approximately $17 million in sales of food and perishable products, which can be partially attributed to the ongoing installation of coolers in existing stores.

Gross Profit.  The gross profit rate increased 51 basis points in the 2004 period as compared with the 2003 period due to a number of factors, including but not limited to: higher average mark-ups on the Company’s beginning inventory in 2004 as compared to 2003 (resulting in approximately 46 basis points of gross margin improvement) and higher initial mark-ups on merchandise received during the 2004 period as compared with the 2003 period (resulting in approximately 10 basis points of gross margin improvement), partially offset by an increase in markdowns (resulting in a decline in gross margin of approximately 16 basis points).

The increased average mark-up on beginning inventory represents the cumulative impact of higher margin purchases over time. The improvement in merchandise received during 2004 was achieved primarily from an increase in purchases of highly consumable products with a slightly higher initial markup as well as increased purchases of certain higher margin basic clothing items, and a 39% increase in various performance-based vendor rebates. The increase in markdowns can be attributed to an increase in certain promotional markdowns and an increase in end-of-season markdowns on certain seasonal merchandise in the 2004 period compared to the 2003 period.

In the 2004 period the Company’s shrink, expressed in retail dollars as a percentage of sales, was 3.13% compared to 3.10% in the 2003 period.

Selling, General and Administrative (“SG&A”) Expense.  The increase in SG&A expense as a percentage of sales in the 2004 period as compared with the 2003 period was due to a number of factors, including but not limited to increases in the following expense categories that were in excess of the 11.4 percent increase in sales: increased costs for professional fees (increased 123.7%) primarily due to consulting fees associated with the Company’s 2004 store work-flow project; the cost of workers’ compensation and other insurance programs (increased 51.5%) primarily due to adverse loss development patterns resulting principally from an increase in medical and legal costs compared to previous years;  and store occupancy costs (increased 16.3%) primarily due to rising average monthly rentals associated with the Company’s leased store locations.

Interest Expense, Net. The decrease in net interest expense in the 2004 period compared to the 2003 period is due primarily to the May 2003 purchase of promissory notes related to the Company’s DC in South Boston, Virginia, and a reduction in amortization of debt issuance costs due primarily to the previously disclosed termination of a $150 million revolving credit facility. All of the Company’s outstanding indebtedness at April 30, 2004 is fixed rate debt.

Provision for Taxes on Income.  The effective income tax rates for the 2004 and 2003 periods were 37.2%, and 35.5%, respectively. The higher tax rate in 2004 is due in part to the expiration of certain federal jobs tax credits for employees hired after December 31, 2003.  The Company estimates that the expiration of these federal credit programs increased its 2004 effective tax rate by approximately 0.5%.  Currently, there is legislation pending in Congress that will reinstate these credits on a retroactive basis, although this legislation had not been enacted as of April 30, 2004.  While the enactment of this legislation is expected, its passage is not certain.  The lower than normal effective tax rate in the prior year period is primarily a result of a $0.8 million favorable adjustment to the Company’s state income tax valuation reserves related to a change in tax laws in the state of Mississippi.  Excluding this benefit, the Company’s effective tax rate during the prior year period was 36.4%.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments. At April 30, 2004, the Company had $256.9 million of cash and cash equivalents offset by total debt (including the current portion of long-term obligations and short-term borrowings) of $278.5 million, resulting in a net debt position of $21.6 million, compared with a net cash position of $116.3 million at January 30, 2004. The most significant factor in the change in the Company’s net debt/cash position during the first 13 weeks of 2004 was repurchases of the Company’s outstanding common stock as described in greater detail below.

As described in Note 4 to the Condensed Consolidated Financial Statements, the Company is involved in a number of legal actions and claims, some of which could potentially result in a material cash settlement.  Adverse developments in these actions could materially and adversely affect the Company’s liquidity. The Company also has certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates”. Estimates of these contingent liabilities are included in the Company’s Condensed Consolidated Financial Statements. However, future negative developments could have a material adverse effect on the Company’s liquidity.

The Company’s inventory balance represented approximately 48% of its total assets as of April 30, 2004. The Company’s proficiency in managing its inventory balances can have a significant impact on the Company’s cash flows from operations during a given period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Inventory turns increased from 3.9 times as of May 2, 2003 to 4.0 times as of April 30, 2004.

In late 2003, the Internal Revenue Service, in a published ruling, indicated that certain rules related to the qualification of individuals under the federal Work Opportunity Credit and the Welfare-to-Work Credit had been improperly applied and as a result, the Company’s jobs tax credit applications for a certain classification of employees was rejected.  The Company is awaiting further guidance from the Internal Revenue Service as to how properly to claim these denied job credits.  Due to uncertainty regarding this guidance, the Company has not been able to reasonably estimate the amount of the credits or any related benefit that may occur, and therefore no amount has been recorded in the Company’s financial statements.

On March 13, 2003, the Board of Directors authorized the Company to repurchase up to 12 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases generally will be undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation. This authorization expires March 13, 2005. During the first 13 weeks of 2004, the Company purchased approximately 8.1 million shares at a total cost of $152.6 million.

The Company has a $300 million revolving credit facility (the “Credit Facility”), which expires in June 2005. The Company has had recent discussions with its lenders about amending or replacing the Credit Facility. As of April 30, 2004, the Company had no outstanding borrowings and $22.5 million of standby letters of credit under the Credit Facility. The standby letters of credit reduce the borrowing capacity of the Credit Facility. The Credit Facility contains certain financial covenants, all of which the Company was in compliance with at April 30, 2004.

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

Significant terms of the Company’s outstanding debt obligations could have an effect on the Company’s ability to incur additional debt financing. The Credit Facility contains financial covenants which include the ratio of debt to EBITDAR (as defined in the debt agreement), fixed charge coverage, asset coverage, minimum allowable consolidated net worth and maximum allowable capital expenditures. The Credit Facility also places certain specified limitations on secured and unsecured debt. The Company’s outstanding notes discussed above place certain specified limitations on secured debt and place certain limitations on the Company’s ability to execute sale-leaseback transactions. The Company has generated significant cash flows from its operations during recent years, and had no borrowings outstanding under the Credit Facility at any time during 2003 or the first 13 weeks of 2004. Therefore, the Company does not believe that any existing limitations on its ability to incur additional indebtedness will have a material impact on its liquidity.

At April 30, 2004 and January 30, 2004, the Company had commercial letter of credit facilities totaling $218.0 million, of which $94.7 million and $111.7 million, respectively, were outstanding for the funding of imported merchandise purchases.

The Company believes that its existing cash balances, cash flows from operations, the Credit Facility and its anticipated ongoing access to the capital markets, if necessary, will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

Cash flows provided by (used in) operating activities.  Cash flows from operating activities during the 2004 period compared to the 2003 period increased by $53.9 million. Changes in accounts payable balances resulted in an increase in cash flows from operating activities of $75.0 million in the 2004 period over the 2003 period. The change in accounts payable balances can be partially attributed to an increase in inventory purchases in the 2004 period, which in turn led to an offsetting increase in inventory balances of $42.4 million over the 2003 period. Contributing to the increase in cash flows provided by operating activities in the 2004 period was an increase in net income of $7.5 million driven by the improved operating results discussed above (see “Results of Operations”). The primary sources of cash in the 2003 period were the Company’s net income, as adjusted for the non-cash depreciation and amortization expense, which together totaled $97.1 million, and an increase in accounts payable of $15.9 million as a result of the timing of payments to vendors.  Significant uses of cash in the 2003 period included a $77.7 million increase in inventory in preparation for the spring and summer selling seasons and a $30.6 million reduction in the net income taxes payable.  The reduction in the net income taxes payable was due largely to an approximately $52.7 million payment of estimated federal income taxes for 2002 that was made during the 2003 period.

Cash flows used in investing activities.  The Company’s purchases of property and equipment in the 2004 period totaled $51.1 million, which is net of property and equipment purchases of $16.5 million awaiting processing for payment and included in accounts payable at April 30, 2004. Significant components of these purchases included the following: $20.0 million for new stores; $18.3 million for distribution and transportation-related capital expenditures; $8.1 million for coolers in new and existing stores, which allow the stores to carry refrigerated products; $7.2 million for certain fixtures in existing stores and $5.8 million for systems-related capital projects. During the 2004 period, the Company opened 244 new stores. Distribution and transportation expenditures in the 2004 period include costs associated with the expansion of the Ardmore, Oklahoma and South Boston, Virginia DCs as well as costs associated with the construction of the Company’s new DC in Union County, South Carolina. The $30.1 million spent in the 2003 period consisted primarily of approximately $25.7 million of store related expenditures, including $13.0 million for leasehold and fixture costs for new stores and $8.9 million for various fixtures for existing stores.

Capital expenditures during 2004 are projected to be approximately $300 million.  The Company anticipates funding its 2004 capital requirements with cash flows from operations and the Credit Facility, if necessary.

Cash flows used in financing activities.  The Company repurchased approximately 8.1 million shares of its common stock during the 2004 period at a total cost of $152.6 million, $19.0 million of which are included in accounts payable at April 30, 2004. The Company paid cash dividends of $13.3 million, or $0.04 per share, on its outstanding common stock during the 2004 period. The use of cash in the 2003 period primarily reflects the payment of $11.7 million of cash dividends, or $0.035 per share.

Critical Accounting Policies and Estimates

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method.  Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories.  The RIM is an averaging method that has been widely used in the retail industry due to its practicality.  Also, it is recognized that the use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins.  These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted cost figures.  Factors that can lead to distortion in the calculation of the inventory balance include:

- applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover

- applying the RIM to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise

- inaccurate estimates of inventory shrinkage between the date of the last physical inventory at a store and the financial statement date

- inaccurate estimates of LIFO reserves

To reduce the potential of such distortions in the valuation of inventory, the Company’s RIM currently utilizes 10 departments in which fairly homogenous classes of merchandise inventories having similar gross margins are grouped.  In the near future, in order to further refine its RIM calculation, the Company intends to expand the number of departments it utilizes for its gross margin calculation. The impact of this intended change on the Company’s future consolidated financial statements is not currently expected to be material. Other factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and the utilization of an independent statistician to assist in the LIFO sampling process and index formulation. Also, on an ongoing basis, the Company reviews and evaluates the salability of its inventory and records adjustments, if necessary, to reflect its inventory at the lower of cost or market.

The Company calculates its shrink provision based on actual physical inventory results during the fiscal year and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales and is determined by dividing the book-to-physical inventory adjustments recorded during the previous twelve months by the related sales for the same period for each store. To the extent that subsequent physical inventories yield different results than this estimated accrual, the Company’s shrink rate for a given reporting period will include the impact of adjusting the estimated results to the actual results.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosures relating to this item that are set forth in our report on Form 10-K for the fiscal year ended January 30, 2004.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2004, the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended April 30, 2004 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information in Note 4 to the Condensed Consolidated Financial Statements under the heading “Legal Proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended April 30, 2004 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)

01/31/04-02/29/04	--	--	--	10,481,000
03/01/04-03/31/04	3,635,000	$19.05	3,635,000	6,846,000
04/01/04-04/30/04	4,465,620	$18.66	4,465,620	2,380,380
Totals	8,100,620	$18.84	8,100,620	2,380,380

(a) On March 13, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase up to 12 million shares of the Company’s outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires on March 13, 2005. The Company did not have any repurchase plan or program that expired during the first quarter of 2004, nor has the Company determined to terminate the current plan prior to its expiration.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

See the Exhibit Index immediately following the signature page hereto.

(b)	(1)

A Current Report on Form 8-K, dated February 5, 2004, was furnished to the SEC pursuant to Item 9 and Item 12 in connection with a news release regarding sales results for the four-week and 52-week periods and fourth quarter ended January 30, 2004, and other matters.

	(2)	A Current Report on Form 8-K, dated February 12, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding plans to open a new distribution center.
(3)

A Current Report on Form 8-K, dated March 4, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding sales results for the four-week period ended February 27, 2004, and other matters.

	(4)	A Current Report on Form 8-K, dated March 12, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding the declaration of a dividend.
(5)

A Current Report on Form 8-K, dated March 15, 2004, was furnished to the SEC pursuant to Item 9 and Item 12 in connection with a news release regarding fourth quarter and year-end earnings, an agreement in principle with the SEC, the Company’s 2004 outlook and the resignation of the Company’s Chief Financial Officer.

	(6)	A Current Report on Form 8-K, dated March 18, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding a Dollar General presentation at an investor conference.
(7)

A Current Report on Form 8-K, dated April 8, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding sales results for the five-week and nine-week periods ended April 2, 2004, and other matters.

	(8)	A Current Report on Form 8-K, dated April 15, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding the adoption of a Rule 10b5-1 trading plan.
	(9)	A Current Report on Form 8-K, dated April 23, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding Dollar General presentations at investor conferences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION
Date: May 27, 2004	By:	/s/ James J. Hagan
James J. Hagan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Employment Agreement, effective March 1, 2004, by and between Dollar General Corporation and Stonie R. O’Briant.

10.2

Employment Agreement, effective March 1, 2004, by and between Dollar General Corporation and Tommy J. Hartshorn.

10.3

Separation and Release Agreement, dated March 15, 2004, by and between Dollar General Corporation and James J. Hagan.

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.