Form 10-Q
period 2004-07-30
DOLLAR GENERAL CORP
filed 2004-08-26
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2004

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

The number of shares of common stock outstanding on August 23, 2004, was 328,399,029.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	(Unaudited) July 30, 2004	January 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 101,465	$ 398,278
Merchandise inventories	1,379,543	1,157,141
Deferred income taxes	10,997	30,413
Other current assets	94,637	66,383
Total current assets	1,586,642	1,652,215

Property and equipment, at cost	1,833,447	1,709,722
Less accumulated depreciation and amortization	794,401	720,498
Net property and equipment	1,039,046	989,224
Other assets, net	29,317	11,270
Total assets	$ 2,655,005	$ 2,652,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 15,956	$ 16,670
Accounts payable	440,485	383,791
Accrued expenses and other	304,962	297,616
Income taxes payable	19,466	45,725
Total current liabilities	780,869	743,802

Long-term obligations	259,009	265,337
Deferred income taxes	76,251	66,650

Shareholders’ equity:
Preferred stock	-	-
Common stock	164,191	168,095
Additional paid-in capital	395,205	376,930
Retained earnings	985,243	1,037,409
Accumulated other comprehensive loss	(1,054)	(1,161)
	1,543,585	1,581,273
Other shareholders’ equity	(4,709)	(4,353)
Total shareholders’ equity	1,538,876	1,576,920
Total liabilities and shareholders’ equity	$ 2,655,005	$ 2,652,709

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands except per share amounts)

	For the 13 weeks ended
	July 30, 2004		August 1, 2003
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$ 1,836,243	100.00%	$ 1,651,094	100.00%
Cost of goods sold	1,299,263	70.76	1,178,264	71.36
Gross profit	536,980	29.24	472,830	28.64
Selling, general and administrative	428,854	23.35	370,987	22.47
Operating profit	108,126	5.89	101,843	6.17
Interest expense, net	4,041	0.22	7,899	0.48
Income before taxes on income	104,085	5.67	93,944	5.69
Provision for taxes on income	32,763	1.78	34,008	2.06
Net income	$ 71,322	3.88%	$ 59,936	3.63%

Diluted earnings per share	$ 0.22		$ 0.18
Weighted average diluted shares (000s)	330,298		336,841
Basic earnings per share	$ 0.22		$ 0.18
Weighted average basic shares (000s)	327,799		333,871
Dividends per share	$ 0.040		$ 0.035

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands except per share amounts)

	For the 26 weeks ended
	July 30, 2004		August 1, 2003
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$ 3,584,202	100.00%	$ 3,220,158	100.00%
Cost of goods sold	2,534,972	70.73	2,295,422	71.28
Gross profit	1,049,230	29.27	924,736	28.72
Selling, general and administrative	826,554	23.06	719,942	22.36
Operating profit	222,676	6.21	204,794	6.36
Interest expense, net	10,483	0.29	17,310	0.54
Income before taxes on income	212,193	5.92	187,484	5.82
Provision for taxes on income	73,022	2.04	67,216	2.09
Net income	$ 139,171	3.88%	$ 120,268	3.73%

Diluted earnings per share	$ 0.42		$ 0.36
Weighted average diluted shares (000s)	333,778		335,719
Basic earnings per share	$ 0.42		$ 0.36
Weighted average basic shares (000s)	330,954		333,557
Dividends per share	$ 0.080		$ 0.070

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	For the 26 weeks ended
	July 30, 2004	August 1, 2003
Cash flows from operating activities:
Net income	$ 139,171	$ 120,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,697	74,883
Deferred income taxes	29,017	17,657
Tax benefit from stock option exercises	3,684	3,139
Change in operating assets and liabilities:
Merchandise inventories	(222,402)	(61,678)
Other current assets	(28,254)	(11,795)
Accounts payable	51,328	9,519
Accrued expenses and other	8,172	15,930
Income taxes	(26,295)	(57,909)
Other	(17,093)	1,756
Net cash provided by operating activities	18,025	111,770

Cash flows from investing activities:
Purchases of property and equipment	(124,810)	(63,979)
Purchase of promissory notes	-	(49,582)
Proceeds from sale of property and equipment	90	141
Net cash used in investing activities	(124,720)	(113,420)

Cash flows from financing activities:
Repayments of long-term obligations	(8,419)	(7,979)
Payment of cash dividends	(26,448)	(23,374)
Proceeds from exercise of stock options	14,285	14,214
Repurchases of common stock	(169,391)	-
Other financing activities	(145)	(253)
Net cash used in financing activities	(190,118)	(17,392)

Net decrease in cash and cash equivalents	(296,813)	(19,042)
Cash and cash equivalents, beginning of period	398,278	121,318
Cash and cash equivalents, end of period	$ 101,465	$ 102,276

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$ 5,366	$ 1,895
Purchases of property and equipment under capital lease obligations	$ 1,364	$ 427

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week and 26-week periods ended July 30, 2004 and August 1, 2003 have been made.

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

2.

Comprehensive income

Comprehensive income consists of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net income	$ 71,322	$ 59,936	$ 139,171	$ 120,268
Reclassification of net loss on derivatives	54	46	107	83
Comprehensive income	$ 71,376	$ 59,982	$ 139,278	$ 120,351

3.

Earnings per share

The amounts reflected below are in thousands except per share data.

	13 Weeks Ended July 30, 2004			13 Weeks Ended August 1, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 71,322	327,799	$ 0.22	$ 59,936	333,871	$ 0.18
Effect of dilutive stock options		2,499			2,970
Diluted earnings per share	$ 71,322	330,298	$ 0.22	$ 59,936	336,841	$ 0.18

	26 Weeks Ended July 30, 2004			26 Weeks Ended August 1, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 139,171	330,954	$ 0.42	$ 120,268	333,557	$ 0.36
Effect of dilutive stock options		2,824			2,162
Diluted earnings per share	$ 139,171	333,778	$ 0.42	$ 120,268	335,719	$ 0.36

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

The SEC conducted an investigation into the circumstances giving rise to the restatement, and, on January 8, 2004, the Company received notice that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of the federal securities laws in connection with circumstances relating to the restatement.  The Company subsequently has reached an agreement in principle with the SEC staff to settle the matter.  Under the terms of the agreement in principle, the Company, without admitting or denying the allegations in a complaint to be filed by the SEC, will consent to the entry of a permanent civil injunction against future violations of the antifraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules and will pay a $10 million non-deductible civil penalty. The Company is not entitled to seek reimbursement from its insurers with regard to this settlement.

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

In the third quarter of 2003, the court denied the plaintiff’s motion to allow the action to proceed as a nationwide collective action, but determined that the action could proceed collectively as to an unspecified region.  However, on January 12, 2004, the court certified an opt-in class of plaintiffs consisting of all persons employed by the Company as store managers at any time since March 14, 1999, who regularly worked more than 50 hours per week and either: (1) customarily supervised less than two employees at one time; (2) lacked authority to hire or discharge employees without supervisor approval; or (3) sometimes worked in non-managerial positions at stores other than the one he or she managed. The Company’s attempt to appeal this decision on a discretionary basis to the 11th Circuit Court of Appeals was denied.

Notice was sent to prospective class members and the deadline for individuals to opt in to the lawsuit was May 31, 2004. Approximately 5,000 individuals opted in. The Court has entered a scheduling order that governs the discovery and remaining phases of the case.  The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the action is not appropriate for collective action treatment.  The Company intends to vigorously defend the action.  However, no assurances can be given that the Company will be successful in defending this action on the merits or otherwise, and, if not, the resolution could have a material adverse effect on the Company’s financial statements as a whole.

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

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands except per share data)	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net income – as reported	$ 71,322	$ 59,936	$ 139,171	$ 120,268
Less pro forma effect of stock option grants	2,366	1,111	5,904	3,813
Net income – pro forma	$ 68,956	$ 58,825	$ 133,267	$ 116,455

Earnings per share – as reported
Basic	$ 0.22	$ 0.18	$ 0.42	$ 0.36
Diluted	$ 0.22	$ 0.18	$ 0.42	$ 0.36
Earnings per share – pro forma
Basic	$ 0.21	$ 0.18	$ 0.40	$ 0.35
Diluted	$ 0.21	$ 0.17	$ 0.40	$ 0.35

The fair value of options granted during the 13 weeks ended July 30, 2004 and August 1, 2003 was $6.27 and $5.46 per share, respectively. The fair value of options granted during the 26 weeks ended July 30, 2004 and August 1, 2003 was $6.14 and $3.09 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Expected dividend yield	0.9%	0.9%	0.9%	0.9%
Expected stock price volatility	35.2%	37.1%	35.9%	35.0%
Weighted average risk-free interest rate	3.8%	2.1%	3.2%	1.8%
Expected life of options (years)	5.0	4.0	4.6	2.9

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

6.

Revolving credit arrangements

In June 2004, the Company amended its existing revolving credit facility (the “Credit Facility”). Under the terms of the amendment, the Credit Facility has a current maximum commitment of $250 million and expires in June 2009.  The amended Credit Facility contains provisions that would allow the maximum commitment to be increased to up to $400 million upon mutual agreement of the Company and its lenders. The Credit Facility, as amended, is unsecured. The Company pays interest on funds borrowed under the amended Credit Facility at rates that are subject to change based upon the ratio of the Company’s debt to EBITDA (as defined in the debt agreement).  The Company has two interest rate options, base rate (which is usually equal to prime rate) or LIBOR.  Under the amended terms of the Credit Facility, the facility fees can range from 12.5 to 37.5 basis points; the all-in drawn margin under the LIBOR option can range from LIBOR plus 87.5 to 212.5 basis points; and the all-in drawn margin under the base rate option can range from the base rate plus 12.5 to 62.5 basis points. The Credit Facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth ($1.29 billion at July 30, 2004).  As of July 30, 2004, the Company was in compliance with all of these covenants. As of July 30, 2004 the Company had no outstanding borrowings and $6.5 million of standby letters of credit under the Credit Facility.

7.

Income tax liabilities and related interest accruals

The effective income tax rates for the 13 weeks ended July 30, 2004 and August 1, 2003 were 31.5% and 36.2%, respectively, and for the 26 weeks ended July 30, 2004 and August 1, 2003 were 34.4% and 35.9%, respectively. During the current year period, the Company recorded a net reduction in certain contingent income tax-related liabilities and the related interest accruals due to a change in its probability assessment (as described in SFAS No. 5, “Accounting for Contingencies”) that the likelihood of certain potential income tax-related exposure items would translate into actual future liabilities. The probability assessment changed in the second quarter as a result of two recent state income tax examinations pertaining to certain prior year income tax returns. These adjustments resulted in favorable impacts of approximately $6.2 million to the current period income tax provision, net of the federal income tax effect, and $2.0 million to pre-tax interest expense, net, in the accompanying condensed consolidated statements of income. These adjustments had the effect of increasing fully diluted earnings per share by approximately $0.02 per share in the 13-week and 26-week periods ended July 30, 2004.

8.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of July 30, 2004 and August 1, 2003, all of the Company’s operations were located within the United States, with the exception of an immaterial subsidiary located in Hong Kong that began operations in early 2004 and was formed to assist in the process of importing certain merchandise.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Classes of similar products:
Net sales:
Highly consumable	$ 1,167,324	$ 1,027,854	$ 2,281,718	$ 2,017,884
Seasonal	290,893	263,468	551,331	500,587
Home products	208,153	207,707	422,926	407,176
Basic clothing	169,873	152,065	328,227	294,511
	$ 1,836,243	$ 1,651,094	$ 3,584,202	$ 3,220,158

9.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for its not-for-profit subsidiary whose assets and revenues are not material (the “Guarantors”), have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company. In order to participate as a subsidiary guarantor on certain of the Company’s financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain a minimum balance of stockholders’ equity of $50 million in excess of the Company’s debt it has guaranteed, or $500 million as of July 30, 2004.  The subsidiary of the Company was in compliance with such agreement as of July 30, 2004.

The following consolidating schedules present condensed financial information on a combined basis. Dollar amounts are in thousands.

	As of July 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 50,321	$ 51,144	$ -	$ 101,465
Merchandise inventories	-	1,379,543	-	1,379,543
Deferred income taxes	11,685	(688)	-	10,997
Other current assets	35,309	1,566,184	(1,506,856)	94,637
Total current assets	97,315	2,996,183	(1,506,856)	1,586,642

Property and equipment, at cost	201,850	1,631,597	-	1,833,447
Less accumulated depreciation and amortization	89,261	705,140	-	794,401
Net property and equipment	112,589	926,457	-	1,039,046

Other assets, net	3,123,585	57,316	(3,151,584)	29,317

Total assets	$ 3,333,489	$ 3,979,956	$ (4,658,440)	$ 2,655,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 6,725	$ 9,231	$ -	$ 15,956
Accounts payable	1,549,249	398,092	(1,506,856)	440,485
Accrued expenses and other	40,351	264,611	-	304,962
Income taxes payable	-	19,466	-	19,466
Total current liabilities	1,596,325	691,400	(1,506,856)	780,869

Long-term obligations	191,635	1,183,733	(1,116,359)	259,009
Deferred income taxes	6,653	69,598	-	76,251

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	164,191	23,853	(23,853)	164,191
Additional paid-in capital	395,205	1,243,478	(1,243,478)	395,205
Retained earnings	985,243	767,894	(767,894)	985,243
Accumulated other comprehensive loss	(1,054)	-	-	(1,054)
	1,543,585	2,035,225	(2,035,225)	1,543,585
Other shareholders’ equity	(4,709)	-	-	(4,709)
Total shareholders’ equity	1,538,876	2,035,225	(2,035,225)	1,538,876

Total liabilities and shareholders’ equity	$ 3,333,489	$ 3,979,956	$ (4,658,440)	$ 2,655,005

	As of January 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 352,232	$ 46,046	$ -	$ 398,278
Merchandise inventories	-	1,157,141	-	1,157,141
Deferred income taxes	15,412	15,001	-	30,413
Other current assets	21,363	2,334,857	(2,289,837)	66,383
Total current assets	389,007	3,553,045	(2,289,837)	1,652,215

Property and equipment, at cost	183,843	1,525,879	-	1,709,722
Less accumulated depreciation and amortization	81,281	639,217	-	720,498
Net property and equipment	102,562	886,662	-	989,224

Other assets, net	3,691,494	41,247	(3,721,471)	11,270

Total assets	$ 4,183,063	$ 4,480,954	$ (6,011,308)	$ 2,652,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 7,772	$ 8,898	$ -	$ 16,670
Accounts payable	2,350,375	323,251	(2,289,835)	383,791
Accrued expenses and other	48,394	249,224	(2)	297,616
Income taxes payable	-	45,725	-	45,725
Total current liabilities	2,406,541	627,098	(2,289,837)	743,802

Long-term obligations	194,306	1,892,342	(1,821,311)	265,337
Deferred income taxes	5,296	61,354	-	66,650

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	168,095	23,853	(23,853)	168,095
Additional paid-in capital	376,930	1,243,478	(1,243,478)	376,930
Retained earnings	1,037,409	632,829	(632,829)	1,037,409
Accumulated other comprehensive loss	(1,161)	-	-	(1,161)
	1,581,273	1,900,160	(1,900,160)	1,581,273
Other shareholders’ equity	(4,353)	-	-	(4,353)
Total shareholders’ equity	1,576,920	1,900,160	(1,900,160)	1,576,920

Total liabilities and shareholders’ equity	$ 4,183,063	$ 4,480,954	$ (6,011,308)	$ 2,652,709

	For the 13 weeks ended July 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 45,197	$ 1,836,243	$ (45,197)	$ 1,836,243
Cost of goods sold	-	1,299,263	-	1,299,263
Gross profit	45,197	536,980	(45,197)	536,980
Selling, general and administrative	38,510	435,541	(45,197)	428,854
Operating profit	6,687	101,439	-	108,126
Interest expense, net	3,894	147	-	4,041
Income before taxes on income	2,793	101,292	-	104,085
Provision for taxes on income	1,158	31,605	-	32,763
Equity in subsidiaries’ earnings, net of taxes	69,687	-	(69,687)	-
Net income	$ 71,322	$ 69,687	$ (69,687)	$ 71,322

	For the 13 weeks ended August 1, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 40,656	$ 1,651,094	$ (40,656)	$ 1,651,094
Cost of goods sold	-	1,178,264	-	1,178,264
Gross profit	40,656	472,830	(40,656)	472,830
Selling, general and administrative	32,038	379,605	(40,656)	370,987
Operating profit	8,618	93,225	-	101,843
Interest expense, net	6,135	1,764	-	7,899
Income before taxes on income	2,483	91,461	-	93,944
Provision for taxes on income	878	33,130	-	34,008
Equity in subsidiaries’ earnings, net of taxes	58,331	-	(58,331)	-
Net income	$ 59,936	$ 58,331	$ (58,331)	$ 59,936

	For the 26 weeks ended July 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 89,729	$ 3,584,202	$ (89,729)	$ 3,584,202
Cost of goods sold	-	2,534,972	-	2,534,972
Gross profit	89,729	1,049,230	(89,729)	1,049,230
Selling, general and administrative	74,874	841,409	(89,729)	826,554
Operating profit	14,855	207,821	-	222,676
Interest expense, net	7,676	2,807	-	10,483
Income before taxes on income	7,179	205,014	-	212,193
Provision for taxes on income	3,073	69,949	-	73,022
Equity in subsidiaries’ earnings, net of taxes	135,065	-	(135,065)	-
Net income	$ 139,171	$ 135,065	$ (135,065)	$ 139,171

	For the 26 weeks ended August 1, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 77,581	$ 3,220,158	$ (77,581)	$ 3,220,158
Cost of goods sold	-	2,295,422	-	2,295,422
Gross profit	77,581	924,736	(77,581)	924,736
Selling, general and administrative	65,328	732,195	(77,581)	719,942
Operating profit	12,253	192,541	-	204,794
Interest expense, net	13,061	4,249	-	17,310
Income (loss) before taxes on income	(808)	188,292	-	187,484
Provision (benefit) for taxes on income	(332)	67,548	-	67,216
Equity in subsidiaries’ earnings, net of taxes	120,744	-	(120,744)	-
Net income	$ 120,268	$ 120,744	$ (120,744)	$ 120,268

	For the 26 weeks ended July 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 139,171	$ 135,065	$ (135,065)	$ 139,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,071	70,626	-	80,697
Deferred income taxes	5,084	23,933	-	29,017
Tax benefit from stock option exercises	3,684	-	-	3,684
Equity in subsidiaries’ earnings, net	(135,065)	-	135,065	-
Change in operating assets and liabilities:
Merchandise inventories	-	(222,402)	-	(222,402)
Other current assets	(4,016)	(24,238)	-	(28,254)
Accounts payable	2,675	48,653	-	51,328
Accrued expenses and other	(8,043)	16,215	-	8,172
Income taxes	8,765	(35,060)	-	(26,295)
Other	(121,661)	104,568	-	(17,093)
Net cash provided by (used in) operating activities	(99,335)	117,360	-	18,025

Cash flows from investing activities:
Purchase of property and equipment	(17,017)	(107,793)	-	(124,810)
Proceeds from sale of property and equipment	16	74	-	90
Net cash used in investing activities	(17,001)	(107,719)	-	(124,720)

Cash flows from financing activities:
Repayments of long-term obligations	(3,876)	(4,543)	-	(8,419)
Payment of cash dividends	(26,448)	-	-	(26,448)
Proceeds from exercise of stock options	14,285	-	-	14,285
Repurchases of common stock	(169,391)	-	-	(169,391)
Other financing activities	(145)	-	-	(145)
Net cash used in financing activities	(185,575)	(4,543)	-	(190,118)

Net increase (decrease) in cash and cash equivalents	(301,911)	5,098	-	(296,813)
Cash and cash equivalents, beginning of period	352,232	46,046	-	398,278
Cash and cash equivalents, end of period	$ 50,321	$ 51,144	$ -	$ 101,465

	For the 26 weeks ended August 1, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 120,268	$ 120,744	$ (120,744)	$ 120,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,268	64,615	-	74,883
Deferred income taxes	(779)	18,436	-	17,657
Tax benefit from stock option exercises	3,139	-	-	3,139
Equity in subsidiaries’ earnings, net	(120,744)	-	120,744	-
Change in operating assets and liabilities:
Merchandise inventories	-	(61,678)	-	(61,678)
Other current assets	(1,760)	(204,313)	194,278	(11,795)
Accounts payable	114,724	81,263	(186,468)	9,519
Accrued expenses and other	(8,392)	23,578	744	15,930
Income taxes	2,327	(60,236)	-	(57,909)
Other	6,891	3,419	(8,554)	1,756
Net cash provided by (used in) operating activities	125,942	(14,172)	-	111,770

Cash flows from investing activities:
Purchase of property and equipment	(4,797)	(59,182)	-	(63,979)
Purchase of promissory notes	(49,582)	-	-	(49,582)
Proceeds from sale of property and equipment	11	130	-	141
Issuance of long-term notes receivable	(77,736)	(1,144)	78,880	-
Contribution of capital	(10)	-	10	-
Net cash used in investing activities	(132,114)	(60,196)	78,890	(113,420)

Cash flows from financing activities:
Issuance of long-term obligations	1,144	77,736	(78,880)	-
Repayments of long-term obligations	(4,022)	(3,957)	-	(7,979)
Payment of cash dividends	(23,374)	-	-	(23,374)
Proceeds from exercise of stock options	14,214	-	-	14,214
Other financing activities	(196)	(57)	-	(253)
Issuance of common stock, net	-	10	(10)	-
Net cash provided by (used in) financing activities	(12,234)	73,732	(78,890)	(17,392)

Net decrease in cash and cash equivalents	(18,406)	(636)	-	(19,042)
Cash and cash equivalents, beginning of period	72,799	48,519	-	121,318
Cash and cash equivalents, end of period	$ 54,393	$ 47,883	$ -	$ 102,276

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation.  These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors that may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.  The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; changes in product mix; interruptions in suppliers' businesses; the inability to execute operating initiatives; costs and potential problems and interruptions associated with implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems; fuel price and interest rate fluctuations; a continued rise in insurance costs; a deterioration in general economic conditions caused by acts of war or terrorism; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing DCs; the reputational and financial impact of the Securities and Exchange Commission (“SEC”) inquiry related to the restatement of certain of the Company’s financial statements further described in Part II, Item 1 of this Form 10-Q; and other factors described in the Company’s Form 10-K for the fiscal year ended January 30, 2004, filed with the SEC on March 16, 2004, and from time to time in the Company’s filings with the SEC, press releases and other communications.

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

Accounting Periods

The following text contains references to years 2004 ,2003 and 2002, which represent fiscal years with 52-week accounting periods ending or ended January 28, 2005, January 30, 2004 and January 31, 2003, respectively.

Results of Operations

The following discussion of the Company’s financial performance should be read with, and is qualified in its entirety by, the condensed consolidated financial statements set forth herein. The nature of the Company’s business is moderately seasonal.  Historically, sales in the fourth quarter have been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating income, vary by quarter.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.  Furthermore, the seasonal nature of the Company’s business may affect comparisons between periods. The following table contains results of operations data for the first 13 and 26 weeks of each of 2004 and 2003, and the dollar and percentage variances among those periods:

(amounts in millions, excluding per share amounts)	13 Weeks Ended		2004 vs. 2003		26 Weeks Ended		2004 vs. 2003
	July 30, 2004	August 1, 2003	amount change	% change	July 30, 2004	August 1, 2003	amount change	% change
Net sales by category:
Highly consumable	$ 1,167.3	$ 1,027.9	$ 139.5	13.6%	$ 2,281.7	$ 2,017.9	$263.8	13.1%
% of net sales	63.57%	62.25%			63.66%	62.66%
Seasonal	290.9	263.5	27.4	10.4	551.3	500.6	50.7	10.1
% of net sales	15.84%	15.96%			15.38%	15.55%
Home products	208.2	207.7	0.4	0.2	422.9	407.2	15.8	3.9
% of net sales	11.34%	12.58%			11.80%	12.64%
Basic clothing	169.9	152.1	17.8	11.7	328.2	294.5	33.7	11.4
% of net sales	9.25%	9.21%			9.16%	9.15%
Net sales	$ 1,836.2	$ 1,651.1	$ 185.1	11.2%	$ 3,584.2	$ 3,220.2	$ 364.0	11.3%
Cost of goods sold	1,299.3	1,178.3	121.0	10.3	2,535.0	2,295.4	239.6	10.4
% of net sales	70.76%	71.36%			70.73%	71.28%
Gross profit	537.0	472.8	64.2	13.6	1,049.2	924.7	124.5	13.5
% of net sales	29.24%	28.64%			29.27%	28.72%
Selling, general and administrative	428.9	371.0	57.9	15.6	826.6	719.9	106.6	14.8
% of net sales	23.35%	22.47%			23.06%	22.36%
Operating profit	108.1	101.8	6.3	6.2	222.7	204.8	17.9	8.7
% of net sales	5.89%	6.17%			6.21%	6.36%
Interest expense, net	4.0	7.9	(3.9)	(48.8)	10.5	17.3	(6.8)	(39.4)
% of net sales	0.22%	0.48%			0.29%	0.54%
Income before taxes on income	104.1	93.9	10.1	10.8	212.2	187.5	24.7	13.2
% of net sales	5.67%	5.69%			5.92%	5.82%
Provision for taxes on income	32.8	34.0	(1.2)	(3.7)	73.0	67.2	5.8	8.6
% of net sales	1.78%	2.06%			2.04%	2.09%
Net income	$ 71.3	$ 59.9	$ 11.4	19.0%	$ 139.2	$ 120.3	$ 18.9	15.7%
% of net sales	3.88%	3.63%			3.88%	3.73%

Diluted earnings per share	$ 0.22	$ 0.18	$ 0.04	22.2%	$ 0.42	$ 0.36	$ 0.06	16.7%
Weighted average diluted shares	330.3	336.8	(6.5)	(1.9)	333.8	335.7	(1.9)	(0.6)

13 WEEKS ENDED JULY 30, 2004 AND AUGUST 1, 2003

Net Sales.  Increases in net sales resulted primarily from 600 net new stores and a same-store sales increase of 3.2% for the 2004 period compared to the 2003 period. Stores opened since the beginning of 2003 accounted for $135.0 million of the increase in sales while $50.1 million is attributable to an increase in same-store sales. Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The increase in same-store sales is primarily attributable to an increase in customer transactions.

The Company monitors its sales internally by the four major categories noted in the table above. The Company’s sales increase in the 2004 period compared to the 2003 period was primarily attributable to sales in the highly consumable category, which increased by $139.5 million, or 13.6%. Basic clothing sales increased by $17.8 million, or 11.7%, which exceeded the overall sales percentage increase for the period of 11.2%.

Gross Profit.  The gross profit rate increased 60 basis points in the 2004 period as compared with the 2003 period due to a number of factors, but primarily resulted from  adjustments related to the valuation of the Company’s inventory at the lower of cost or market, resulting in approximately 35 basis points of gross profit improvement, and higher average mark-ups on the Company’s beginning inventory in 2004 as compared with 2003.

Selling, General and Administrative (“SG&A”) Expense.  The increase in SG&A expense as a percentage of sales in the 2004 period as compared with the 2003 period was due to a number of factors, including but not limited to increases in the following expense categories that were in excess of the 11.2 percent increase in sales: store occupancy costs (increased 17.9%) primarily due to rising average monthly rentals associated with the Company’s leased store locations; inventory services (increased 125.4%) primarily due to both an increased number of physical inventories and a higher average cost per physical inventory; increased costs for store labor (increased 13.5%) primarily related to the execution of revising merchandise layouts in the current year period; the cost of other services (increased 82.1%) primarily due to fees associated with the increased customer usage of debit cards; and professional fees (increased 189.7%) primarily due to consulting fees associated with the Company’s 2004 store work-flow project.

Interest Expense, Net. The decrease in net interest expense in the 2004 period compared to the 2003 period is due primarily to a net reduction of interest accruals of approximately $2.0 million related to estimated tax contingencies as discussed below and capitalized interest related primarily to construction and expansion projects at the Company’s DCs of $0.9 million in the 2004 period compared to none in the 2003 period. All of the Company’s outstanding indebtedness at July 30, 2004 is fixed rate debt.

Provision for Taxes on Income.  The effective income tax rates for the 2004 and 2003 periods were 31.5% and 36.2%, respectively. During the current year period, the Company recorded a net reduction in certain contingent income tax-related liabilities and the related interest accruals due to a change in the probability assessment (as described in SFAS No. 5, “Accounting for Contingencies”) that the likelihood of certain potential income tax exposure items would translate into actual future liabilities. The probability assessment changed in the second quarter as a result of two recent state income tax examinations pertaining to certain prior year income tax returns. These adjustments resulted in favorable impacts of approximately $6.2 million to the current period income tax provision, net of the federal income tax effect, and $2.0 million to pre-tax interest expense, net, in the accompanying condensed consolidated statements of income. These adjustments had the effect of increasing diluted earnings per share by approximately $0.02 per share in the current year period. Excluding this adjustment, the Company’s effective tax rate during the current year period would have been 37.5%. This rate is higher than the prior year period due in part to the expiration of certain federal jobs tax credits for employees hired after December 31, 2003. The Company estimates that the expiration of these federal credit programs increased its 2004 effective tax rate by approximately 0.5%.  Currently, there is legislation pending in Congress that will reinstate these credits on a retroactive basis, although this legislation had not been enacted as of July 30, 2004.  While the enactment of this legislation is expected, its passage is not certain.  Also, the effective tax rate in the prior year period was favorably impacted by a reduction of estimated tax return liabilities for years prior to 2003.

26 WEEKS ENDED JULY 30, 2004 AND AUGUST 1, 2003

Net Sales.  Increases in net sales resulted primarily from 600 net new stores and a same-store sales increase of 3.1% for the 2004 period compared to the 2003 period. Stores opened since the beginning of 2003 accounted for $267.2 million of the increase in sales while $96.9 million is attributable to an increase in same-store sales. Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The increase in same-store sales is primarily attributable to an increase in customer transactions.

The Company monitors its sales internally by the four major categories noted in the table above. The Company’s sales increase in the 2004 period compared to the 2003 period was primarily attributable to sales in the highly consumable category, which increased by $263.8 million, or 13.1%. Basic clothing sales increased by $33.7 million, or 11.4%, which slightly exceeded the overall sales percentage increase for the period of 11.3%.

Gross Profit.  The gross profit rate increased 55 basis points in the 2004 period as compared with the 2003 period due to a number of factors, including but not limited to: higher average mark-ups on the Company’s beginning inventory in 2004 as compared to 2003, representing the cumulative impact of higher margin purchases over time, resulting in approximately 30 basis points of gross profit improvement; and adjustments related to the valuation of the Company’s inventory at the lower of cost or market which resulted in approximately 20 basis points of gross profit improvement in the current year period.

In the 2004 period the Company’s estimated shrink rate included in its gross profit calculation, expressed in retail dollars as a percentage of sales, was 3.18% compared to 3.07% in the 2003 period. There are many factors that affect the Company’s shrink rate in a given reporting period, as more fully discussed in “Critical Accounting Policies and Estimates”.

Selling, General and Administrative (“SG&A”) Expense.  The increase in SG&A expense as a percentage of sales in the 2004 period as compared with the 2003 period was due to a number of factors, including but not limited to increases in the following expense categories that were in excess of the 11.3 percent increase in sales: store occupancy costs (increased 17.1%) primarily due to rising average monthly rentals associated with the Company’s leased store locations; increased costs for inventory services (increased 108.6%) primarily due to both an increased number of physical inventories and a higher average cost per physical inventory; professional fees (increased 149.0%) primarily due to consulting fees associated with the Company’s 2004 store work-flow project; and the cost of other services (increased 37.4%) primarily due to fees associated with the increased customer usage of debit cards.

Interest Expense, Net. The decrease in net interest expense in the 2004 period compared to the 2003 period is due primarily to a net reduction of interest accruals of approximately $2.0 million related to estimated tax contingencies as discussed below; capitalized interest of $1.4 million in the 2004 period related primarily to construction and expansion projects at the Company’s DCs compared to none in the 2003 period; a reduction in amortization of debt issuance costs of $1.4 million due primarily to the previously disclosed termination of a $150 million revolving credit facility in May 2003; and the May 2003 purchase of promissory notes related to the Company’s DC in South Boston, Virginia, which reduced interest expense during the period by $1.2 million.

Provision for Taxes on Income.  The effective income tax rates for the 2004 and 2003 periods were 34.4% and 35.9%, respectively. During the current year period, the Company recorded a net reduction in certain contingent income tax-related liabilities and the related interest accruals due to a change in the probability assessment (as described in SFAS No. 5, “Accounting for Contingencies”) that the likelihood of certain potential income tax exposure items would translate into actual future liabilities. The probability assessment changed in the second quarter as a result of two recent state income tax examinations pertaining to certain prior year income tax returns. These adjustments resulted in favorable impacts of approximately $6.2 million to the current period income tax provision, net of the federal income tax effect, and $2.0 million to pre-tax interest expense, net, in the accompanying condensed consolidated statements of income. These adjustments had the effect of increasing diluted earnings per share by $0.02 per share in the current year period. Excluding this adjustment, the Company’s effective tax rate during the current year period would have been 37.3%, which represents the Company’s current estimate of its effective tax rate for the remainder of the year. This rate is higher than the prior year period due in part to the expiration of certain federal jobs tax credits for employees hired after December 31, 2003. The Company estimates that the expiration of these federal credit programs increased its 2004 effective tax rate by approximately 0.5%.  Currently, there is legislation pending in Congress that will reinstate these credits on a retroactive basis, as discussed above. The effective tax rate in the prior year period was favorably impacted by a reduction of estimated tax return liabilities for years prior to 2003 and a $0.8 million adjustment to the Company’s state income tax valuation reserves related to a change in tax laws in the state of Mississippi.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments. At July 30, 2004, the Company had total debt (including the current portion of long-term obligations and short-term borrowings) of $275.0 million and $101.5 million of cash and cash equivalents, resulting in a net debt position of $173.5 million, compared with a net cash position of $116.3 million at January 30, 2004. The most significant factors in the change affecting the Company’s net debt/cash position during the first 26 weeks of 2004 were increased inventory purchases and repurchases of the Company’s outstanding common stock, as further described below.

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

The Company’s inventory balance represented approximately 52% of its total assets as of July 30, 2004. The Company’s proficiency in managing its inventory balances can have a significant impact on the Company’s cash flows from operations during a given period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Inventory turns remained constant at 4.0 times for the twelve months ended July 30, 2004 and August 1, 2003.

In late 2003, the Internal Revenue Service, in a published ruling, indicated that certain rules related to the qualification of individuals under the federal Work Opportunity Credit and the Welfare-to-Work Credit programs had been improperly applied by various government agencies administering these federal jobs credit programs. As a result, the Company’s jobs tax credit applications for a certain classification of employees were improperly rejected.  The Company is awaiting further guidance from the Internal Revenue Service as to how properly to claim these previously denied job credits.  Due to uncertainty regarding this guidance, the Company has not been able to reasonably estimate the amount of the credits or any related benefit that may occur, and therefore no amount has been recorded in the Company’s condensed consolidated financial statements.

On March 13, 2003, the Board of Directors authorized the Company to repurchase up to 12 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases generally will be undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation. This authorization expires March 13, 2005. During the first 26 weeks of 2004, the Company purchased approximately 9.0 million shares at a total cost of $169.4 million. In 2003, the Company purchased approximately 1.5 million shares at a total cost of $29.7 million.

In June 2004, the Company amended its existing revolving credit facility (the “Credit Facility”). Under the terms of the amendment, the Credit Facility has a current maximum commitment of $250 million and expires in June 2009. The amended Credit Facility contains provisions that would allow the maximum commitment to be increased to up to $400 million upon mutual agreement of the Company and its lenders. The Credit Facility, as amended, is unsecured. The Company pays interest on funds borrowed under the Credit Facility at rates that are subject to change based upon the ratio of the Company’s debt to EBITDA (as defined in the debt agreement).  The Company has two interest rate options, base rate (which is usually equal to prime rate) or LIBOR.  Under the amended terms of the Credit Facility, the facility fees can range from 12.5 to 37.5 basis points; the all-in drawn margin under the LIBOR option can range from LIBOR plus 87.5 to 212.5 basis points and the all-in drawn margin under the base rate option can range from the base rate plus 12.5 to 62.5 basis points. The Credit Facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth ($1.29 billion at July 30, 2004).  As of July 30, 2004, the Company was in compliance with all of these covenants. As of July 30, 2004 the Company had no outstanding borrowings and $6.5 million of standby letters of credit under the Credit Facility. The standby letters of credit reduce the borrowing capacity under the Credit Facility.

The Company has $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010. This indebtedness was incurred to assist in funding the Company’s growth. Interest on the notes is payable semi-annually on June 15 and December 15 of each year.  The note holders may elect to have these notes repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest. The Company continues to classify these notes as long-term due to the available commitment under the Credit Facility as discussed above. The Company may seek, from time to time, to retire its outstanding notes through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Significant terms of the Company’s outstanding debt obligations could have an effect on the Company’s ability to incur additional debt financing. The Credit Facility contains financial covenants as listed above. The Credit Facility also places certain specified limitations on secured and unsecured debt. The Company’s outstanding notes discussed above place certain specified limitations on secured debt and place certain limitations on the Company’s ability to execute sale-leaseback transactions. The Company has generated significant cash flows from its operations during recent years and had no borrowings outstanding under its revolving credit arrangements at any time during 2003 or the first 26 weeks of 2004. Therefore, the Company does not believe that any existing limitations on its ability to incur additional indebtedness will have a material impact on its liquidity.

At July 30, 2004 and January 30, 2004, the Company had commercial letter of credit facilities totaling $218.0 million, of which $173.3 million and $111.7 million, respectively, were outstanding for the funding of imported merchandise purchases.

The Company believes that its existing cash balances, cash flows from operations, the Credit Facility and its anticipated ongoing access to the capital markets, if necessary, will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

Cash Flows Provided by Operating Activities.  Cash flows from operating activities declined by $93.7 million during the 2004 period compared to the 2003 period. The most significant component of the change in cash flows from operating activities was an increase in inventory purchases in the 2004 period over the 2003 period, particularly in the highly consumable and basic clothing categories, which led to an increase in inventory balances of approximately $90.1 million and $72.6 million in those categories, respectively, at July 30, 2004, as compared to the beginning of the year. These increased inventory levels are primarily the result of recent rollouts of new merchandising items in connection with revised store merchandising layouts and the Company’s emphasis on improving its in-stock positions in stores. The increase in inventory purchases partially contributed to an increase in accounts payable balances. Cash flows in the current year period increased by $31.6 million over the prior year period related to changes in income taxes payable, primarily due to a large payment of estimated federal income taxes for 2002 that was made in 2003. In addition, cash flows in the 2004 period were positively impacted by an increase in net income of $18.9 million driven by improved operating results (as more fully discussed above under “Results of Operations”). The primary source of cash in 2003 was the Company’s net income, as adjusted for the non-cash depreciation and amortization expense, which together totaled $195.2 million.  Significant uses of cash in the prior year include an increase in inventories of $61.7 million and a decline in net cash flows from changes in current income taxes payable of $57.9 million.

Cash Flows Used in Investing Activities.  The Company’s purchases of property and equipment in the 2004 period totaled $124.8 million, which is net of property and equipment purchases of $5.4 million that have not been processed for payment and are included in accounts payable at July 30, 2004. Significant components of these purchases included the following: $38.3 million for new stores; $37.9 million for distribution and transportation-related capital expenditures; $16.4 million for coolers in new and existing stores, which allow the stores to carry refrigerated products; $12.7 million for certain fixtures in existing stores and $10.9 million for systems-related capital projects. During the 2004 period, the Company opened 420 new stores. Distribution and transportation expenditures in the 2004 period include costs associated with the expansion of the Ardmore, Oklahoma and South Boston, Virginia DCs as well as costs associated with the construction of the Company’s new DC in Union County, South Carolina. The Company purchased property and equipment totaling $64.0 million in the prior year period which consisted primarily of $30.4 million for new stores, $22.6 million for other store-related projects and $8.2 million for various technology projects. Also during the prior year period the Company purchased two secured promissory notes totaling $49.6 million which represent debt issued by a third party entity from which the Company leases its DC in South Boston, Virginia.

Capital expenditures during 2004 are projected to be approximately $300 million.  The Company anticipates funding its 2004 capital requirements with cash flows from operations and the Credit Facility, if necessary.

Cash Flows Used in Financing Activities.  During the 2004 period, the Company repurchased approximately 9.0 million shares of its common stock at a total cost of $169.4 million, and paid cash dividends of $26.4 million, or $0.08 per share, on its outstanding common stock. The use of cash in the 2003 period primarily reflects the payment of $23.4 million of cash dividends, or $0.07 per share.

Critical Accounting Policies and Estimates

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method.  Under the Company’s retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales.  The RIM is an averaging method that has been widely used in the retail industry due to its practicality.  Also, it is recognized that the use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the gross profit calculation as well as the ending inventory valuation at cost.  These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted cost figures.  Factors that can lead to distortion in the calculation of the inventory balance include:

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

The Company calculates its shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales and is determined by dividing the book-to-physical inventory adjustments recorded during the previous twelve months by the related sales for the same period for each store. To the extent that subsequent physical inventories yield different results than this estimated accrual, the Company’s effective shrink rate for a given reporting period will include the impact of adjusting the estimated results to the actual results. Although the Company performs physical inventories in all of its stores annually, the same stores do not necessarily get counted in the same reporting periods from year to year, which could impact comparability in a given reporting period.

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

Self-Insurance Liability.  The Company retains a significant portion of the risk for its workers’ compensation, employee health insurance, general liability, property loss and automobile coverage. These costs are significant primarily due to the large employee base and number of stores. Provisions are made to this insurance liability on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed by an independent actuary utilizing historical claim trends. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expenses or expense reductions which could be material to the Company’s future financial results.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosures relating to this item that are set forth in the Company’s report on Form 10-K for the fiscal year ended January 30, 2004.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 30, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 30, 2004, the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended July 30, 2004 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information in Note 4 to the condensed consolidated financial statements under the heading “Legal Proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended July 30, 2004 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

05/01/04-05/31/04	924,421	$18.58	904,000	1,476,380
06/01/04-06/30/04	185	$20.00	--	1,476,380
07/01/04-07/30/04	546	$18.93	--	1,476,380
Totals	925,152	$18.58	904,000	1,476,380

(a) Includes 21,152 shares purchased in open market transactions in satisfaction of the Company’s obligations under certain employee benefit plans.

(b) On March 13, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase up to 12 million shares of the Company’s outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires on March 13, 2005. The Company did not have any repurchase plan or program that expired during the second quarter of 2004, nor has the Company determined to terminate the current plan prior to its expiration.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

See the Exhibit Index immediately following the signature page hereto.

(b)	(1)

A Current Report on Form 8-K, dated May 6, 2004, was furnished to the SEC pursuant to Item 9 and Item 12 in connection with a news release regarding sales results for the four-week and 13-week periods ended April 30, 2004, and other matters.

	(2)	A Current Report on Form 8-K, dated May 10, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding the hiring of a Chief Financial Officer.
	(3)	A Current Report on Form 8-K, dated May 20, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding the expiration of a Rule 10b5-1 trading plan.
	(4)	A Current Report on Form 8-K, dated May 25, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding the declaration of a dividend.
(5)

A Current Report on Form 8-K, dated May 27, 2004, was furnished to the SEC pursuant to Item 9 and Item 12 in connection with a news release regarding earnings for the first quarter ended April 30, 2004, and other matters.

(6)

A Current Report on Form 8-K, dated June 3, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding sales results for the four-week and 17-week periods ended May 28, 2004, and other matters.

	(7)	A Current Report on Form 8-K, dated June 10, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding Dollar General presentations at investor conferences.
(8)

A Current Report on Form 8-K, dated July 8, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding sales results for the five-week and 22-week periods ended July 2, 2004, and other matters.

	(9)	A Current Report on Form 8-K, dated July 9, 2004, was furnished to the SEC pursuant to Item 9 in connection with a news release regarding a Dollar General presentation at an investor conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION
Date: August 26, 2004	By:	/s/ David M. Tehle
David M. Tehle Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Employment Agreement, effective June 7, 2004, by and between Dollar General Corporation and David M. Tehle.

10.2

Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among Dollar General Corporation, SunTrust Bank, Key Bank National Association, Bank of America, N.A., U.S. Bank National Association, AmSouth Bank, and the lenders from time to time parties thereto.

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.