Form 10-Q/A
period 2004-07-30
DOLLAR GENERAL CORP
filed 2004-09-27
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2004

Commission file number:  001-11421

DOLLAR GENERAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

TENNESSEE	61-0502302
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 MISSION RIDGE GOODLETTSVILLE, TN 37072
(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code:  (615) 855-4000

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

The number of shares of common stock outstanding on August 23, 2004 was 328,399,029.

EXPLANATORY NOTE

The undersigned Registrant hereby files this Amendment No. 1 to Quarterly Report on Form 10-Q in order to amend the following Items with respect to its Quarterly Report on Form 10-Q for the quarter ended July 30, 2004:

(1)

Part II, Item 4 “Submission of Matters to a Vote of Security Holders,” and

(2)

Part II, Item 6 “Exhibits” to furnish the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Company’s Annual Meeting of Shareholders was held on May 25, 2004.

(b)

Proxies for the Annual Meeting were solicited in accordance with Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees and all of management’s nominees were elected. Each director is elected to serve a one-year term.

(c)

The following sets forth the results of voting on each matter at the Annual Meeting:

Proposal 1—Election of Directors

	For	Withhold Authority

David L. Beré	293,879,317	12,140,195
Dennis C. Bottorff	293,806,135	12,213,378
Barbara L. Bowles	293,513,203	12,506,310
James L. Clayton	291,454,706	14,564,807
Reginald D. Dickson	291,605,677	14,413,836
E. Gordon Gee	291,278,251	14,741,262
Barbara M. Knuckles	292,565,469	13,454,044
David A. Perdue	290,430,385	15,589,128
J. Neal Purcell	293,845,316	12,174,197
James D. Robbins	292,605,290	13,414,223
David M. Wilds	291,374,195	14,645,318

Proposal 2—Ratification of the Appointment of Ernst & Young LLP as Independent Auditors for 2004 Fiscal Year

Votes cast for:

300,743,804

Votes cast against:

3,409,764

Votes cast to abstain:

1,865,944

ITEM 6.  EXHIBITS

See the Exhibit Index immediately following the signature page hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

Dated: September 27, 2004	DOLLAR GENERAL CORPORATION

	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Employment Agreement, effective June 7, 2004, by and between Dollar General Corporation and David M. Tehle.*

10.2

Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among Dollar General Corporation, SunTrust Bank, Key Bank National Association, Bank of America, N.A., U.S. Bank National Association, AmSouth Bank, and the lenders from time to time parties thereto.*

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).*

31.2

Certifications of CEO and CFO under Exchange act Rule 13a-14(a) pertaining to Form 10-Q/A (Amendment No. 1).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.*

32.2

Certifications of CEO and CFO under 18 U.S.C. 1350 pertaining to Form 10-Q/A (Amendment No. 1).

*

Document previously filed or furnished, as applicable, with the Form 10-Q for the quarter ended July 30, 2004.

#