Form 10-Q
period 2004-10-29
DOLLAR GENERAL CORP
filed 2004-12-06
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2004

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

The number of shares of common stock outstanding on December 3, 2004, was 327,668,589.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	(Unaudited) October 29, 2004	January 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 45,832	$ 398,278
Merchandise inventories	1,558,574	1,157,141
Deferred income taxes	17,305	30,413
Other current assets	100,523	66,383
Total current assets	1,722,234	1,652,215

Property and equipment, at cost	1,905,578	1,709,722
Less accumulated depreciation and amortization	828,951	720,498
Net property and equipment	1,076,627	989,224
Other assets, net	29,156	11,270
Total assets	$ 2,828,017	$ 2,652,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 14,704	$ 16,670
Accounts payable	475,841	383,791
Accrued expenses and other	336,408	297,616
Income taxes payable	21,706	45,725
Total current liabilities	848,659	743,802

Long-term obligations	321,194	265,337
Deferred income taxes	80,674	66,650

Shareholders’ equity:
Preferred stock	-	-
Common stock	163,785	168,095
Additional paid-in capital	405,003	376,930
Retained earnings	1,014,969	1,037,409
Accumulated other comprehensive loss	(1,009)	(1,161)
	1,582,748	1,581,273
Other shareholders’ equity	(5,258)	(4,353)
Total shareholders’ equity	1,577,490	1,576,920
Total liabilities and shareholders’ equity	$ 2,828,017	$ 2,652,709

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands except per share amounts)

	For the 13 weeks ended
	October 29, 2004		October 31, 2003
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$ 1,879,187	100.00%	$ 1,685,346	100.00%
Cost of goods sold	1,325,202	70.52	1,168,449	69.33
Gross profit	553,985	29.48	516,897	30.67
Selling, general and administrative	440,029	23.42	385,551	22.88
Operating profit	113,956	6.06	131,346	7.79
Interest expense, net	6,364	0.34	7,976	0.47
Income before taxes on income	107,592	5.73	123,370	7.32
Provision for taxes on income	36,466	1.94	45,467	2.70
Net income	$ 71,126	3.78%	$ 77,903	4.62%

Diluted earnings per share	$ 0.22		$ 0.23
Weighted average diluted shares (000s)	330,313		339,238
Basic earnings per share	$ 0.22		$ 0.23
Weighted average basic shares (000s)	327,844		335,411
Dividends per share	$ 0.040		$ 0.035

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands except per share amounts)

	For the 39 weeks ended
	October 29, 2004		October 31, 2003
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$ 5,463,389	100.00%	$ 4,905,504	100.00%
Cost of goods sold	3,860,174	70.66	3,463,871	70.61
Gross profit	1,603,215	29.34	1,441,633	29.39
Selling, general and administrative	1,266,583	23.18	1,105,493	22.54
Operating profit	336,632	6.16	336,140	6.85
Interest expense, net	16,847	0.31	25,286	0.52
Income before taxes on income	319,785	5.85	310,854	6.34
Provision for taxes on income	109,488	2.00	112,683	2.30
Net income	$ 210,297	3.85%	$ 198,171	4.04%

Diluted earnings per share	$ 0.63		$ 0.59
Weighted average diluted shares (000s)	332,623		336,892
Basic earnings per share	$ 0.64		$ 0.59
Weighted average basic shares (000s)	329,917		334,175
Dividends per share	$ 0.120		$ 0.105

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	For the 39 weeks ended
	October 29, 2004	October 31, 2003
Cash flows from operating activities:
Net income	$ 210,297	$ 198,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,882	113,114
Deferred income taxes	27,132	20,912
Tax benefit from stock option exercises	5,615	10,780
Change in operating assets and liabilities:
Merchandise inventories	(401,433)	(250,169)
Other current assets	(34,140)	(19,602)
Accounts payable	87,233	95,314
Accrued expenses and other	39,987	49,039
Income taxes	(24,082)	(52,538)
Other	(12,610)	1,974
Net cash provided by operating activities	20,881	166,995

Cash flows from investing activities:
Purchases of property and equipment	(209,534)	(93,035)
Purchase of promissory notes	-	(49,582)
Proceeds from sale of property and equipment	154	195
Net cash used in investing activities	(209,380)	(142,422)

Cash flows from financing activities:
Net borrowings under revolving credit facilities	64,500	-
Repayments of long-term obligations	(12,311)	(11,808)
Payment of cash dividends	(39,564)	(35,136)
Proceeds from exercise of stock options	21,125	39,660
Repurchases of common stock	(198,362)	-
Other financing activities	665	(137)
Net cash used in financing activities	(163,947)	(7,421)

Net increase (decrease) in cash and cash equivalents	(352,446)	17,152
Cash and cash equivalents, beginning of period	398,278	121,318
Cash and cash equivalents, end of period	$ 45,832	$ 138,470

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$ 4,817	$ 3,888
Purchases of property and equipment under capital lease obligations	$ 1,690	$ 551

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.

Basis of presentation and accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.  Such financial statements consequently do not include all of the disclosures normally required by GAAP or those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended January 30, 2004 for additional information.

The accompanying condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week and 39-week periods ended October 29, 2004 and October 31, 2003 have been made.

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

Accounting pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) concluded that the proposed Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB has tentatively concluded that companies can adopt the new standard in one of two ways:  the modified prospective transition method, in which a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. As currently proposed, the Company expects to adopt SFAS No. 123R during the third quarter of 2005, and has not made a determination as to the method it will adopt. See Note 5 for disclosure of the pro forma effects of stock option grants as determined using the methodology prescribed under SFAS No. 123.

2.

Comprehensive income

Comprehensive income consists of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net income	$ 71,126	$ 77,903	$ 210,297	$ 198,171
Reclassification of net loss on derivatives	45	60	152	143
Comprehensive income	$ 71,171	$ 77,963	$ 210,449	$ 198,314

3.

Earnings per share

The amounts reflected below are in thousands except per share data.

	13 Weeks Ended October 29, 2004			13 Weeks Ended October 31, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 71,126	327,844	$ 0.22	$ 77,903	335,411	$ 0.23
Effect of dilutive stock options		2,469			3,827
Diluted earnings per share	$ 71,126	330,313	$ 0.22	$ 77,903	339,238	$ 0.23

	39 Weeks Ended October 29, 2004			39 Weeks Ended October 31, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$ 210,297	329,917	$ 0.64	$ 198,171	334,175	$ 0.59
Effect of dilutive stock options		2,706			2,717
Diluted earnings per share	$ 210,297	332,623	$ 0.63	$ 198,171	336,892	$ 0.59

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

The SEC conducted an investigation into the circumstances giving rise to the restatement, and, on January 8, 2004, the Company received notice that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of the federal securities laws in connection with circumstances relating to the restatement.  The Company subsequently reached an agreement in principle with the SEC staff to settle the matter.  Under the terms of the agreement in principle, the Company, without admitting or denying the allegations in a complaint to be filed by the SEC, will consent to the entry of a permanent civil injunction against future violations of the antifraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules and will pay a $10 million non-deductible civil penalty. The Company is not entitled to seek reimbursement from its insurers with regard to this settlement.

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

Other Litigation.  On March 14, 2002, a complaint was filed in the United States District Court for the Northern District of Alabama (Edith Brown, on behalf of herself and others similarly situated v. Dolgencorp. Inc., and Dollar General Corporation, CV 02-C-0673-W (“Brown”)) to commence a collective action against the Company on behalf of current and former salaried store managers.  The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under the Fair Labor Standards Act (“FLSA”). Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.

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

Three “copycat” lawsuits, Tina Depasquales v. Dollar General Corp., (Southern District of Georgia, Savannah Division, CV 404-096, filed May 12, 2004), Karen Buckley v. Dollar General Corp., (Southern District of Ohio, C-2-04-484, filed June 8, 2004), and Sheila Ann Hunsucker v. Dollar General Corp. et al., (Western District of Oklahoma, Civ-04-165-R, filed February 19, 2004), were filed asserting the same claims as the Brown case.  The Company moved the Judicial Panel on Multidistrict Litigation (“MDL Panel”) to consolidate the three lawsuits with the Brown litigation and to then transfer the consolidated action to the Western District of Oklahoma.  The MDL Panel granted the motion to consolidate, but transferred the consolidated action to the Northern District of Alabama, the forum where the Brown case was pending.  The Company has not been notified if the consolidation will impact the scheduling order or extend any of the deadlines in the Brown case.

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

5.

Stock-based compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires the use of option valuation models that were not developed for use in valuing employee stock options. See Note 1 for a proposed accounting pronouncement related to this issue. Under APB No. 25, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands except per share data)	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net income – as reported	$ 71,126	$ 77,903	$ 210,297	$ 198,171
Less pro forma effect of stock option grants	2,956	791	8,860	4,604
Net income – pro forma	$ 68,170	$ 77,112	$ 201,437	$ 193,567

Earnings per share – as reported
Basic	$ 0.22	$ 0.23	$ 0.64	$ 0.59
Diluted	$ 0.22	$ 0.23	$ 0.63	$ 0.59
Earnings per share – pro forma
Basic	$ 0.21	$ 0.23	$ 0.61	$ 0.58
Diluted	$ 0.21	$ 0.23	$ 0.61	$ 0.57

The fair value of options granted during the 13 weeks ended October 29, 2004 and October 31, 2003 was $6.38 and $6.34 per share, respectively. The fair value of options granted during the 39 weeks ended October 29, 2004 and October 31, 2003 was $6.36 and $5.42 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Expected dividend yield	0.9%	0.9%	0.9%	0.9%
Expected stock price volatility	35.5%	37.6%	35.5%	36.9%
Weighted average risk-free interest rate	3.6%	3.0%	3.5%	2.6%
Expected life of options (years)	5.0	4.0	5.0	3.7

The Black-Scholes option model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

6.

Income taxes

The Company’s effective income tax rates for the 13 weeks ended October 29, 2004 and October 31, 2003 were 33.9% and 36.9%, respectively, and for the 39 weeks ended October 29, 2004 and October 31, 2003 were 34.2% and 36.2%, respectively.

During the current quarter, the Company lowered its estimated annualized effective income tax rate by 57 basis points, which had the effect of reducing its effective tax rate in the current quarter by 111 basis points. This reduction was primarily the result of the retroactive reinstatement during the current quarter of certain federal jobs credits for employees hired after December 31, 2003.  In addition, the Company recorded a favorable adjustment, net of the federal income tax effect, of approximately $1.9 million, or 173 basis points, primarily as the result of the Company filing its income tax returns in October 2004 and its related reconciliation of previously recorded tax accruals.

As previously disclosed, during the 13-week period ended July 30, 2004, the Company recorded a net reduction in certain contingent income tax-related liabilities and the related interest accruals due to a change in its probability assessment (as described in SFAS No. 5, “Accounting for Contingencies”) that the likelihood of certain potential income tax-related exposure items would translate into actual future liabilities. These adjustments resulted in favorable impacts of approximately $6.2 million, net of the federal income tax effect, and $2.0 million to pre-tax interest expense, net, in the accompanying condensed consolidated statements of income for the 39-week period ended October 29, 2004.

The adjustments discussed above ($1.9 million, $6.2 million and $2.0 million), had the effect of increasing fully diluted earnings per share by approximately $0.03 per share in the 39-week period ended October 29, 2004.

7.

Capital stock

On March 13, 2003, the Board of Directors authorized the Company to repurchase up to 12 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases generally will be undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation. This authorization expires March 13, 2005. During the first 39 weeks of 2004, the Company purchased approximately 10.5 million shares at a total cost of $198.4 million. As of October 29, 2004, approximately 12.0 million shares had been purchased, substantially completing this share repurchase authorization.

On November 30, 2004, the Board of Directors authorized the Company to repurchase up to an additional 10 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program is consistent with the March 2003 repurchase program as described above. This authorization expires November 30, 2005.

8.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of October 29, 2004 and October 31, 2003, all of the Company’s operations were located within the United States, with the exception of an immaterial Hong Kong subsidiary formed to assist in the process of importing certain merchandise that began operations in early 2004.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Classes of similar products:
Net sales:
Highly consumable	$ 1,251,106	$ 1,076,913	$ 3,532,824	$ 3,094,797
Seasonal	258,835	237,365	810,166	737,952
Home products	203,227	207,570	626,153	614,746
Basic clothing	166,019	163,498	494,246	458,009
	$ 1,879,187	$ 1,685,346	$ 5,463,389	$ 4,905,504

9.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for its not-for-profit subsidiary, the assets and revenues of which are not material, (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company. In order to participate as a subsidiary guarantor on certain of the Company’s financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain a minimum balance of stockholders’ equity of $50 million in excess of the Company’s debt it has guaranteed, or $500 million as of October 29, 2004.  The subsidiary of the Company was in compliance with such agreement as of October 29, 2004.

The following consolidating schedules present condensed financial information on a combined basis. Dollar amounts are in thousands.

	As of October 29, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 842	$ 44,990	$ -	$ 45,832
Merchandise inventories	-	1,558,574	-	1,558,574
Deferred income taxes	10,347	6,958	-	17,305
Other current assets	33,834	1,519,231	(1,452,542)	100,523
Total current assets	45,023	3,129,753	(1,452,542)	1,722,234

Property and equipment, at cost	194,106	1,711,472	-	1,905,578
Less accumulated depreciation and amortization	89,331	739,620	-	828,951
Net property and equipment	104,775	971,852	-	1,076,627

Other assets, net	3,229,275	57,506	(3,257,625)	29,156

Total assets	$ 3,379,073	$ 4,159,111	$ (4,710,167)	$ 2,828,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 5,843	$ 8,861	$ -	$ 14,704
Accounts payable	1,490,866	437,486	(1,452,511)	475,841
Accrued expenses and other	45,355	291,053	-	336,408
Income taxes payable	-	21,737	(31)	21,706
Total current liabilities	1,542,064	759,137	(1,452,542)	848,659

Long-term obligations	255,581	1,218,961	(1,153,348)	321,194
Deferred income taxes	3,938	76,736	-	80,674

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	163,785	23,853	(23,853)	163,785
Additional paid-in capital	405,003	1,243,478	(1,243,478)	405,003
Retained earnings	1,014,969	836,946	(836,946)	1,014,969
Accumulated other comprehensive loss	(1,009)	-	-	(1,009)
	1,582,748	2,104,277	(2,104,277)	1,582,748
Other shareholders’ equity	(5,258)	-	-	(5,258)
Total shareholders’ equity	1,577,490	2,104,277	(2,104,277)	1,577,490

Total liabilities and shareholders’ equity	$ 3,379,073	$ 4,159,111	$ (4,710,167)	$ 2,828,017

	As of January 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEETS:
ASSETS
Current assets:
Cash and cash equivalents	$ 352,232	$ 46,046	$ -	$ 398,278
Merchandise inventories	-	1,157,141	-	1,157,141
Deferred income taxes	15,412	15,001	-	30,413
Other current assets	21,363	2,343,914	(2,298,894)	66,383
Total current assets	389,007	3,562,102	(2,298,894)	1,652,215

Property and equipment, at cost	183,843	1,525,879	-	1,709,722
Less accumulated depreciation and amortization	81,281	639,217	-	720,498
Net property and equipment	102,562	886,662	-	989,224

Other assets, net	3,691,494	41,247	(3,721,471)	11,270

Total assets	$ 4,183,063	$ 4,490,011	$ (6,020,365)	$ 2,652,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$ 7,772	$ 8,898	$ -	$ 16,670
Accounts payable	2,350,375	323,251	(2,289,835)	383,791
Accrued expenses and other	48,394	249,224	(2)	297,616
Income taxes payable	-	54,782	(9,057)	45,725
Total current liabilities	2,406,541	636,155	(2,298,894)	743,802

Long-term obligations	194,306	1,892,342	(1,821,311)	265,337
Deferred income taxes	5,296	61,354	-	66,650

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	168,095	23,853	(23,853)	168,095
Additional paid-in capital	376,930	1,243,478	(1,243,478)	376,930
Retained earnings	1,037,409	632,829	(632,829)	1,037,409
Accumulated other comprehensive loss	(1,161)	-	-	(1,161)
	1,581,273	1,900,160	(1,900,160)	1,581,273
Other shareholders’ equity	(4,353)	-	-	(4,353)
Total shareholders’ equity	1,576,920	1,900,160	(1,900,160)	1,576,920

Total liabilities and shareholders’ equity	$ 4,183,063	$ 4,490,011	$ (6,020,365)	$ 2,652,709

	For the 13 weeks ended October 29, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 40,639	$ 1,879,187	$ (40,639)	$ 1,879,187
Cost of goods sold	-	1,325,202	-	1,325,202
Gross profit	40,639	553,985	(40,639)	553,985
Selling, general and administrative	33,716	446,952	(40,639)	440,029
Operating profit	6,923	107,033	-	113,956
Interest expense, net	4,008	2,356	-	6,364
Income before taxes on income	2,915	104,677	-	107,592
Provision for taxes on income	841	35,625	-	36,466
Equity in subsidiaries’ earnings, net of taxes	69,052	-	(69,052)	-
Net income	$ 71,126	$ 69,052	$ (69,052)	$ 71,126

	For the 13 weeks ended October 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 48,202	$ 1,685,346	$ (48,202)	$ 1,685,346
Cost of goods sold	-	1,168,449	-	1,168,449
Gross profit	48,202	516,897	(48,202)	516,897
Selling, general and administrative	32,464	401,289	(48,202)	385,551
Operating profit	15,738	115,608	-	131,346
Interest expense, net	4,567	3,409	-	7,976
Income before taxes on income	11,171	112,199	-	123,370
Provision for taxes on income	4,366	41,101	-	45,467
Equity in subsidiaries’ earnings, net of taxes	71,098	-	(71,098)	-
Net income	$ 77,903	$ 71,098	$ (71,098)	$ 77,903

	For the 39 weeks ended October 29, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 130,368	$ 5,463,389	$ (130,368)	$ 5,463,389
Cost of goods sold	-	3,860,174	-	3,860,174
Gross profit	130,368	1,603,215	(130,368)	1,603,215
Selling, general and administrative	108,590	1,288,361	(130,368)	1,266,583
Operating profit	21,778	314,854	-	336,632
Interest expense, net	11,684	5,163	-	16,847
Income before taxes on income	10,094	309,691	-	319,785
Provision for taxes on income	3,914	105,574	-	109,488
Equity in subsidiaries’ earnings, net of taxes	204,117	-	(204,117)	-
Net income	$ 210,297	$ 204,117	$ (204,117)	$ 210,297

	For the 39 weeks ended October 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$ 125,783	$ 4,905,504	$ (125,783)	$ 4,905,504
Cost of goods sold	-	3,463,871	-	3,463,871
Gross profit	125,783	1,441,633	(125,783)	1,441,633
Selling, general and administrative	97,792	1,133,484	(125,783)	1,105,493
Operating profit	27,991	308,149	-	336,140
Interest expense, net	17,628	7,658	-	25,286
Income before taxes on income	10,363	300,491	-	310,854
Provision for taxes on income	4,034	108,649	-	112,683
Equity in subsidiaries’ earnings, net of taxes	191,842	-	(191,842)	-
Net income	$ 198,171	$ 191,842	$ (191,842)	$ 198,171

	For the 39 weeks ended October 29, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 210,297	$ 204,117	$ (204,117)	$ 210,297
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,868	109,014	-	122,882
Deferred income taxes	3,707	23,425	-	27,132
Tax benefit from stock option exercises	5,615	-	-	5,615
Equity in subsidiaries’ earnings, net	(204,117)	-	204,117	-
Change in operating assets and liabilities:
Merchandise inventories	-	(401,433)	-	(401,433)
Other current assets	(4,899)	(29,241)	-	(34,140)
Accounts payable	(2,314)	89,547	-	87,233
Accrued expenses and other	(3,082)	43,069	-	39,987
Income taxes	8,963	(33,045)	-	(24,082)
Other	(208,558)	195,948	-	(12,610)
Net cash provided by (used in) operating activities	(180,520)	201,401	-	20,881

Cash flows from investing activities:
Purchase of property and equipment	(13,573)	(195,961)	-	(209,534)
Proceeds from sale of property and equipment	3	151	-	154
Net cash used in investing activities	(13,570)	(195,810)	-	(209,380)

Cash flows from financing activities:
Net borrowings under revolving credit facilities	64,500	-	-	64,500
Repayments of long-term obligations	(5,664)	(6,647)	-	(12,311)
Payment of cash dividends	(39,564)	-	-	(39,564)
Proceeds from exercise of stock options	21,125	-	-	21,125
Repurchases of common stock	(198,362)	-	-	(198,362)
Other financing activities	665	-	-	665
Net cash used in financing activities	(157,300)	(6,647)	-	(163,947)

Net decrease in cash and cash equivalents	(351,390)	(1,056)	-	(352,446)
Cash and cash equivalents, beginning of period	352,232	46,046	-	398,278
Cash and cash equivalents, end of period	$ 842	$ 44,990	$ -	$ 45,832

	For the 39 weeks ended October 31, 2003
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$ 198,171	$ 191,842	$ (191,842)	$ 198,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,858	98,256	-	113,114
Deferred income taxes	(3,376)	24,288	-	20,912
Tax benefit from stock option exercises	10,780	-	-	10,780
Equity in subsidiaries’ earnings, net	(191,842)	-	191,842	-
Change in operating assets and liabilities:
Merchandise inventories	-	(250,169)	-	(250,169)
Other current assets	(7,473)	(255,039)	242,910	(19,602)
Accounts payable	175,072	164,840	(244,598)	95,314
Accrued expenses and other	2,675	45,715	649	49,039
Income taxes	4,177	(56,715)	-	(52,538)
Other	1,197	(262)	1,039	1,974
Net cash provided by (used in) operating activities	204,239	(37,244)	-	166,995

Cash flows from investing activities:
Purchase of property and equipment	(6,834)	(86,201)	-	(93,035)
Purchase of promissory notes	(49,582)	-	-	(49,582)
Proceeds from sale of property and equipment	18	177	-	195
Issuance of long-term notes receivable	(127,258)	(1,144)	128,402	-
Contribution of capital	(10)	-	10	-
Net cash used in investing activities	(183,666)	(87,168)	128,412	(142,422)

Cash flows from financing activities:
Issuance of long-term obligations	1,144	127,258	(128,402)	-
Repayments of long-term obligations	(5,642)	(6,166)	-	(11,808)
Payment of cash dividends	(35,136)	-	-	(35,136)
Proceeds from exercise of stock options	39,660	-	-	39,660
Other financing activities	(53)	(84)	-	(137)
Issuance of common stock, net	-	10	(10)	-
Net cash provided by (used in) financing activities	(27)	121,018	(128,412)	(7,421)

Net increase (decrease) in cash and cash equivalents	20,546	(3,394)	-	17,152
Cash and cash equivalents, beginning of period	72,799	48,519	-	121,318
Cash and cash equivalents, end of period	$ 93,345	$ 45,125	$ -	$ 138,470

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which the Company expects will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors that may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.

Factors that may result in actual results differing from such forward-looking information include, but are not limited to:

•

transportation and distribution delays or interruptions both domestically and internationally;

•

labor shortages in the trucking industry;

•

the Company’s ability to negotiate effectively the cost and purchase of merchandise;

•

prolonged or repeated price increases of certain raw materials that could affect vendors’ product costs;

•

inventory risks due to shifts in market demand;

•

changes in product mix;

•

interruptions in suppliers' businesses;

•

the inability to execute operating initiatives;

•

costs and potential problems and interruptions associated with implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems;

•

fuel price and interest rate fluctuations;

•

a continued rise in health insurance costs or workers’ compensation costs;

•

a deterioration in general economic conditions whether caused by acts of war, terrorism or other factors;

•

changes in demand due to unexpected or unusual weather patterns;

•

seasonality of the Company’s business such as a sales shortfall during the holiday selling season;

•

unanticipated changes in the federal or state minimum wage or living wage requirements;

•

changes in federal or state regulations governing the sale of the Company’s products, particularly “over-the-counter” medications or health products;

•

excessive costs and delays associated with building, opening and operating new stores;

•

excessive costs and delays associated with building, opening, expanding or converting new or existing distribution centers (“DCs”);

•

the reputational and financial impact of the Securities and Exchange Commission (“SEC”) inquiry related to the restatement of certain of the Company’s financial statements further described in Part II, Item 1 of this Form 10-Q;

•

results of other legal proceedings and claims; and

•

other factors described under “Critical Accounting Policies and Estimates” below or described in the Company’s Form 10-K for the fiscal year ended January 30, 2004, filed with the SEC on March 16, 2004, and from time to time in the Company’s other filings with the SEC, press releases and other communications.

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

Accounting Periods

The following text contains references to years 2004, 2003 and 2002, which represent fiscal years with 52-week accounting periods ending or ended January 28, 2005, January 30, 2004 and January 31, 2003, respectively.

Results of Operations

The following discussion of the Company’s financial performance should be read with, and is qualified in its entirety by, the condensed consolidated financial statements set forth herein. The nature of the Company’s business is moderately seasonal.  Historically, sales in the fourth quarter have been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating income, vary by quarter.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.  Furthermore, the seasonal nature of the Company’s business may affect comparisons between periods. The following table contains results of operations data for the first 13 and 39 weeks of each of 2004 and 2003, and the dollar and percentage variances among those periods:

(amounts in millions, excluding per share amounts)	13 Weeks Ended		2004 vs. 2003		39 Weeks Ended		2004 vs. 2003
	Oct. 29, 2004	Oct. 31, 2003	amount change	% change	Oct. 29, 2004	Oct. 31, 2003	amount change	% change
Net sales by category:
Highly consumable	$ 1,251.1	$ 1,076.9	$ 174.2	16.2%	$ 3,532.8	$ 3,094.8	$438.0	14.2%
% of net sales	66.58%	63.90%			64.66%	63.09%
Seasonal	258.8	237.4	21.5	9.0	810.2	738.0	72.2	9.8
% of net sales	13.77%	14.08%			14.83%	15.04%
Home products	203.2	207.6	(4.3)	(2.1)	626.2	614.7	11.4	1.9
% of net sales	10.81%	12.32%			11.46%	12.53%
Basic clothing	166.0	163.5	2.5	1.5	494.2	458.0	36.2	7.9
% of net sales	8.83%	9.70%			9.05%	9.34%
Net sales	$ 1,879.2	$ 1,685.3	$ 193.8	11.5%	$ 5,463.4	$ 4,905.5	$ 557.9	11.4%
Cost of goods sold	1,325.2	1,168.4	156.8	13.4	3,860.2	3,463.9	396.3	11.4
% of net sales	70.52%	69.33%			70.66%	70.61%
Gross profit	554.0	516.9	37.1	7.2	1,603.2	1,441.6	161.6	11.2
% of net sales	29.48%	30.67%			29.34%	29.39%
Selling, general and administrative	440.0	385.6	54.5	14.1	1,266.6	1,105.5	161.1	14.6
% of net sales	23.42%	22.88%			23.18%	22.54%
Operating profit	114.0	131.3	(17.4)	(13.2)	336.6	336.1	0.5	0.1
% of net sales	6.06%	7.79%			6.16%	6.85%
Interest expense, net	6.4	8.0	(1.6)	(20.2)	16.8	25.3	(8.4)	(33.4)
% of net sales	0.34%	0.47%			0.31%	0.52%
Income before taxes on income	107.6	123.4	(15.8)	(12.8)	319.8	310.9	8.9	2.9
% of net sales	5.73%	7.32%			5.85%	6.34%
Provision for taxes on income	36.5	45.5	(9.0)	(19.8)	109.5	112.7	(3.2)	(2.8)
% of net sales	1.94%	2.70%			2.00%	2.30%
Net income	$ 71.1	$ 77.9	$ (6.8)	(8.7)%	$ 210.3	$ 198.2	$ 12.1	6.1%
% of net sales	3.78%	4.62%			3.85%	4.04%

Diluted earnings per share	$ 0.22	$ 0.23	$ (0.01)	(4.3)%	$ 0.63	$ 0.59	$ 0.04	6.8%
Weighted average diluted shares	330.3	339.2	(8.9)	(2.6)	332.6	336.9	(4.3)	(1.3)

13 WEEKS ENDED OCTOBER 29, 2004 AND OCTOBER 31, 2003

Net Sales.  Increases in net sales resulted primarily from opening additional stores, including 604 net new stores in the preceding twelve month period, and a same-store sales increase of 3.4% for the 2004 period compared to the 2003 period. Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year. The increase in same-store sales accounted for $53.0 million of the increase in sales while stores opened since the beginning of 2003 were the primary contributors to the balance of the sales increase of $140.8 million during the current year period. The increase in same-store sales is primarily attributable to an increase in the number of customer transactions.

The Company monitors its sales internally by the four major categories noted in the table above. The Company’s sales increase in the 2004 period compared to the 2003 period was primarily attributable to sales in the highly consumable category, which increased by $174.2 million, or 16.2%. The Company continually reviews its merchandise mix and adjusts it when deemed necessary as a part of its ongoing efforts to improve overall sales and gross profit. These ongoing reviews may result in a shift in the Company’s merchandising strategy which could increase permanent markdowns in the future.

Gross Profit.  The gross profit rate decreased in the 2004 period as compared with the 2003 period primarily due to the following factors: the increase in the percentage of sales in the highly consumable category in the 2004 period compared with the 2003 period (as noted above) which generally has gross profit rates that are lower than the Company’s average, and higher transportation expenses which are primarily attributable to higher fuel costs, the combination of which accounted for approximately half of the decline in the gross profit rate; and a nonrecurring favorable inventory adjustment in the 2003 period representing a change in the Company’s estimated provision for shrinkage, which was the other primary contributor to the decline in the gross profit rate. Both of these factors were partially offset by a reduction in markdowns taken during the current year period.

Selling, General and Administrative (“SG&A”) Expense.  The increase in SG&A expense as a percentage of sales in the 2004 period as compared with the 2003 period was due to a number of factors, including but not limited to increases in the following expense categories that were in excess of the 11.5 percent increase in sales: store occupancy costs (increased 16.6%) primarily due to rising average monthly rentals associated with the Company’s leased store locations; an increase in purchased services (increased 66.9%) due primarily to fees associated with the increased customer usage of debit cards; and increased costs for inventory services (increased 103.2%) due to both an increased number of physical inventories and a higher average cost per physical inventory. Also during the current year period, the Company recorded a $4.5 million charge for increased sales and use tax accruals due to an increase in potential exposures in certain jurisdictions, a $3.1 million charge related to the expiration of a lease for and subsequent purchase of the Company’s airplane, and an increase in disaster losses of $2.1 million during the current year period primarily related to hurricane damages. Partially offsetting these increases was a reduction in accruals for employee bonus expenses (declined 50.5%) primarily related to higher bonus accruals in the prior year period resulting from the Company’s strong year-over-year financial performance during that period.

Interest Expense, Net. The decrease in net interest expense in the 2004 period compared to the 2003 period is due primarily to capitalized interest on certain of the Company’s DC construction and expansion projects totaling $1.1 million in the 2004 period. The Company had no capitalized interest in the 2003 period.

Provision for Taxes on Income.  The effective income tax rates for the 2004 and 2003 periods were 33.9% and 36.9%, respectively. During the current quarter, the Company lowered its estimated annualized effective income tax rate by 57 basis points, which had the effect of reducing its effective tax rate in the current quarter by 111 basis points. This reduction was primarily the result of the retroactive reinstatement of certain federal jobs credits for employees hired after December 31, 2003. In addition, the Company recorded a favorable adjustment, net of the federal income tax effect, of approximately $1.9 million, or 173 basis points, primarily as the result of the Company filing its income tax returns in October 2004 and its related reconciliation of previously recorded tax accruals. The effective tax rate in the prior year period was negatively impacted by an adjustment that increased certain state income tax liabilities.

39 WEEKS ENDED OCTOBER 29, 2004 AND OCTOBER 31, 2003

Net Sales.  Increases in net sales resulted primarily from opening additional stores, including 604 net new stores in the preceding twelve month period, and a same-store sales increase of 3.2% for the 2004 period compared to the 2003 period. Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year. The increase in same-store sales accounted for $149.7 million of the increase in sales while stores opened since the beginning of 2003 were the primary contributor to the balance of the sales increase of $408.2 million during the current year period. The increase in same-store sales is primarily attributable to an increase in the number of customer transactions.

The Company monitors its sales internally by the four major categories noted in the table above. The Company’s sales increase in the 2004 period compared to the 2003 period was primarily attributable to sales in the highly consumable category, which increased by $438.0 million, or 14.2%.

Gross Profit.  The gross profit rate remained relatively constant in the 2004 period as compared to the 2003 period, declining by five basis points as a result of a number of offsetting factors, including but not limited to: higher average mark-ups on the Company’s beginning inventory in 2004 as compared to 2003, representing the cumulative impact of higher margin purchases over time, resulting in approximately 23 basis points of improvement in the gross profit rate; and higher average mark-ups on the Company’s inventory purchases in 2004 as compared to 2003, resulting in approximately 22 basis points of improvement in the gross profit rate. These factors were offset by the impact of the Company’s increased sales in the highly consumable category in the current year period resulting in a decline in the gross profit rate of approximately 31 basis points; and higher transportation expenses, which are primarily attributable to higher fuel costs, resulting in a decline in the gross profit rate of approximately 17 basis points in the current year period.

In the 2004 period, the Company’s estimated shrink rate included in its gross profit calculation, expressed in retail dollars as a percentage of sales, was 3.11% compared to 3.10% in the 2003 period. There are many factors that affect the Company’s shrink rate in a given reporting period, as more fully discussed below in “Critical Accounting Policies and Estimates”.

Selling, General and Administrative (“SG&A”) Expense.  The increase in SG&A expense as a percentage of sales in the 2004 period as compared with the 2003 period was due to a number of factors, including but not limited to increases in the following expense categories that were in excess of the 11.4 percent increase in sales: store occupancy costs (increased 16.9%) primarily due to rising average monthly rentals associated with the Company’s leased store locations; increased costs for inventory services (increased 107.0%) due to both an increased number of physical inventories and a higher average cost per physical inventory; professional fees (increased 177.4%) primarily due to consulting fees associated with the Company’s 2004 store work-flow project; and an increase in purchased services (increased 45.7%) due primarily to fees associated with the increased customer usage of debit cards.

Interest Expense, Net. The decrease in net interest expense in the 2004 period compared to the 2003 period is due primarily to capitalized interest of $2.5 million in the 2004 period related to the Company’s DC construction and expansion projects, compared to none in the 2003 period; a net reduction of interest accruals of approximately $2.0 million related to estimated tax contingencies as discussed below; a reduction in amortization of debt issuance costs of $1.8 million due in part to the amendment of the Company’s revolving credit facility in June 2004; and the May 2003 purchase of promissory notes related to the Company’s DC in South Boston, Virginia, which resulted in reduced interest expense during the current year period of $1.2 million.

Provision for Taxes on Income.  The effective income tax rates for the 2004 and 2003 periods were 34.2% and 36.2%, respectively. In addition to the items discussed above that impacted the current quarter’s provision for income taxes, and as previously disclosed, during the quarter ended July 30, 2004, the Company recorded a net reduction in certain contingent income tax-related liabilities and the related interest accruals due to a change in its probability assessment (as described in SFAS No. 5, “Accounting for Contingencies”) that the likelihood of certain potential income tax-related exposure items would translate into actual future liabilities. These adjustments resulted in favorable impacts of approximately $6.2 million, net of the federal income tax effect, and $2.0 million to pre-tax interest expense, net, in the accompanying condensed consolidated statements of income for the current year period. The effective tax rate in the prior year period was favorably impacted by a $0.8 million adjustment to the Company’s state income tax valuation reserves related to a change in tax laws in the state of Mississippi.

Liquidity and Capital Resources

At October 29, 2004, the Company had total debt (including the current portion of long-term obligations and short-term borrowings) of $335.9 million and $45.8 million of cash and cash equivalents, compared with total debt of $282.0 million and $398.3 million of cash and cash equivalents at January 30, 2004. The most significant factors in the change affecting the Company’s total debt and cash positions during the first 39 weeks of 2004 were increased inventory levels, purchases of property and equipment, and repurchases of the Company’s outstanding common stock, all as further described below.

The Company’s inventory balance represented approximately 55% of its total assets as of October 29, 2004. The Company’s proficiency in managing its inventory balances can have a significant impact on the Company’s cash flows from operations during a given period. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Inventory turns increased to 3.9 times for the twelve months ended October 29, 2004 from 3.8 times for the twelve months ended October 31, 2003.

On March 13, 2003, the Board of Directors authorized the Company to repurchase up to 12 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases generally will be undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation. This authorization expires March 13, 2005. During the first 39 weeks of 2004, the Company purchased approximately 10.5 million shares at a total cost of $198.4 million. As of October 29, 2004, approximately 12.0 million shares had been purchased, substantially completing this share repurchase authorization.

On November 30, 2004, the Board of Directors authorized the Company to repurchase up to an additional 10 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program is consistent with the March 2003 repurchase program as described above. This authorization expires November 30, 2005.

As described in Note 4 to the condensed consolidated financial statements, the Company is involved in a number of legal actions and claims, some of which could potentially result in material cash settlements.  Adverse developments in these actions could materially and adversely affect the Company’s liquidity. The Company also has certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates”. Estimates of these contingent liabilities are included in the Company’s condensed consolidated financial statements. However, future negative developments could have a material adverse effect on the Company’s liquidity.

In June 2004, the Company amended its existing revolving credit facility (the “Credit Facility”). Under the terms of the amendment, the Credit Facility has a current maximum commitment of $250 million and expires in June 2009. The amended Credit Facility contains provisions that would allow the maximum commitment to be increased to up to $400 million upon mutual agreement of the Company and its lenders. The Credit Facility, as amended, is unsecured. The Company pays interest on funds borrowed under the Credit Facility at rates that are subject to change based upon the ratio of the Company’s debt to EBITDA (as defined in the Credit Facility).  The Company has two interest rate options, base rate (which is usually equal to prime rate) or LIBOR.  Under the amended terms of the Credit Facility, the facility fees can range from 12.5 to 37.5 basis points; the all-in drawn margin under the LIBOR option can range from LIBOR plus 87.5 to 212.5 basis points and the all-in drawn margin under the base rate option can range from the base rate plus 12.5 to 62.5 basis points. The Credit Facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth.  As of October 29, 2004, the Company was in compliance with all of these covenants. As of October 29, 2004, the Company had $64.5 million of outstanding borrowings and $6.5 million of standby letters of credit under the Credit Facility. The standby letters of credit reduce the borrowing capacity under the Credit Facility.

The Company has $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010. This indebtedness was incurred to assist in funding the Company’s growth. Interest on the notes is payable semi-annually on June 15 and December 15 of each year.  The note holders may elect to have these notes repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest. Although the holders of the notes have the ability to require the Company to repurchase the notes in June 2005, the Company has classified this debt as long-term due to its intent and ability, in the event it were required to repurchase any portion of the notes, to refinance this indebtedness on a long-term basis, including through borrowings under the Credit Facility. The Company may seek, from time to time, to retire its outstanding notes through cash purchases on the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Certain terms of the Company’s outstanding debt obligations could have an effect on the Company’s ability to incur additional debt financing. The Credit Facility contains financial covenants as listed above and places certain specified limitations on the incurrence of secured and unsecured debt. The Company’s outstanding notes discussed above place certain specified limitations on the incurrence of secured debt and on the Company’s ability to execute sale-leaseback transactions. The Company has generated over one billion dollars of cash flows from operating activities during the three preceding years, and does not believe that any existing limitations on its ability to incur additional indebtedness will have a material impact on its liquidity.

At October 29, 2004 and January 30, 2004, the Company had commercial letter of credit facilities totaling $218.0 million, of which $65.1 million and $111.7 million, respectively, were outstanding for the funding of imported merchandise purchases.

The Company believes that its existing cash balances, cash flows from operations, available borrowings under the Credit Facility and its anticipated ongoing access to the capital markets, if necessary, will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

Cash Flows Provided by Operating Activities.  During the 2004 period, cash flows from operating activities declined by $146.1 million as compared to the 2003 period. The most significant component of the change in cash flows from operating activities was an increase in inventory levels in the 2004 period over the 2003 period. Inventory balances at October 29, 2004 in the seasonal, highly consumable and basic clothing categories increased by $155.5 million, $107.7 million and $89.3 million, respectively, as compared to the beginning of the year. These increased inventory levels reflect, among other things, growth in the number of stores, purchases of seasonal merchandise in anticipation of the upcoming Christmas selling season, and the Company’s emphasis on improving its in-stock positions in stores. Cash flows in the current year period increased by $28.5 million over the prior year period related to changes in income taxes payable, primarily due to a large payment of estimated federal income taxes for 2002 that was made in 2003. Cash flows in the 2004 period were positively impacted by an increase in net income of $12.1 million driven by improved operating results (as more fully discussed above under “Results of Operations”). The primary source of cash in 2003 was the Company’s net income, as adjusted for the non-cash depreciation and amortization expense, which together totaled $311.3 million.  In addition, the Company generated $95.3 million in the prior year period as a result of increases in its accounts payable balances.  Significant uses of cash in the prior year include an increase in inventories of $250.2 million and a decline in net cash flows from changes in current income taxes payable of $52.5 million.

Cash Flows Used in Investing Activities.  The Company’s purchases of property and equipment in the 2004 period totaled $209.5 million, which is net of property and equipment purchases of $4.8 million that have not been processed for payment and are included in accounts payable at October 29, 2004. Significant components of these purchases included the following: $73.2 million for distribution and transportation-related capital expenditures; $53.3 million for new stores; $21.8 million for coolers in new and existing stores, which allow the stores to carry refrigerated products; $16.5 million for certain fixtures in existing stores and $13.9 million for various systems-related capital projects. During the 2004 period, the Company opened 639 new stores. Distribution and transportation expenditures in the 2004 period include costs associated with the expansion of the Ardmore, Oklahoma and South Boston, Virginia DCs as well as costs associated with the construction of the Company’s new DC in Union County, South Carolina. The Company purchased property and equipment totaling $93.0 million in the prior year period which consisted primarily of $45.7 million for new stores, $31.5 million for other store-related projects and $13.6 million for various technology projects. Also during the prior year period the Company purchased two secured promissory notes totaling $49.6 million which represent debt issued by a third party entity from which the Company leases its DC in South Boston, Virginia.

Capital expenditures during 2004 are projected to be approximately $290 million.  The Company anticipates funding its 2004 capital requirements with cash flows from operations and available borrowings under the Credit Facility.

Cash Flows Used in Financing Activities.  During the 2004 period, the Company repurchased approximately 10.5 million shares of its common stock at a total cost of $198.4 million, and paid cash dividends of $39.6 million, or $0.12 per share, on its outstanding common stock. The primary use of cash in the 2003 period was the payment of $35.1 million of cash dividends, or $0.105 per share.

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

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the gross profit calculation as well as the ending inventory valuation at cost.  These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted cost figures.  Factors that can lead to distortion in the calculation of the inventory balance include:

•

applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover;

•

applying the RIM to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise;

•

inaccurate estimates of inventory shrinkage between the date of the last physical inventory at a store and the financial statement date; and

•

inaccurate estimates of LIFO reserves.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosures relating to this item that are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 29, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2004, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended October 29, 2004 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information in Note 4 to the condensed consolidated financial statements under the heading “Legal Proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended October 29, 2004 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

07/31/04-08/31/04	283	$18.95	--	1,476,380
09/01/04-09/30/04	890,116	$20.09	888,000	588,380
10/01/04-10/29/04	589,487	$18.92	588,000	380
Totals	1,479,886	$19.63	1,476,000	380

(a) Includes 1,770 shares purchased in open market transactions in satisfaction of the Company’s obligations under certain employee benefit plans and 2,116 shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock.

(b) On March 13, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase up to 12 million shares of the Company’s outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires on March 13, 2005. In addition, on November 30, 2004, the Company’s Board of Directors approved an additional share repurchase program of 10 million shares.  See “Liquidity and Capital Resources” in Part I, Item 2 above.

ITEM 6.

EXHIBITS

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION
Date: December 6, 2004	By:	/s/ David M. Tehle
David M. Tehle Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Form of Stock Option Grant Notice in connection with option grants made pursuant to the Company’s 1998 Stock Incentive Plan (as amended and restated effective June 2, 2003, as modified though August 26, 2003) (the “1998 Stock Incentive Plan”).

10.2

Form of Restricted Stock Award Agreement in connection with restricted stock grants made pursuant to the Company’s 1998 Stock Incentive Plan.

10.3

Form of Restricted Stock Unit Award Agreement in connection with restricted stock unit grants made pursuant to the Company’s 1998 Stock Incentive Plan.

10.4

Dollar General Corporation CDP/SERP Plan (as amended and restated effective November 1, 2004), filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-120126) filed with the SEC on November 1, 2004. *

10.5

Dollar General Corporation Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective November 1, 2004), filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-120126) filed with the SEC on November 1, 2004. *

10.6

2004 Bonus Plan.

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

Certifications of CEO and CFO under 18 U.S.C. 1350.

*

Incorporated by reference.

30