Form 10-K
period 2005-01-28
DOLLAR GENERAL CORP
filed 2005-04-12
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the New York Stock Exchange as of July 30, 2004, is approximately $5.86 billion. The Registrant has no non-voting common stock.  For purposes of this disclosure only, the Registrant has assumed that its directors, executive officers, beneficial owners of greater than 10% of the Registrant’s common stock and any other person who files reports under Section 16 of the Exchange Act are the “affiliates” of the Registrant.

The number of shares of common stock outstanding on April 4, 2005, was 328,645,056.

Documents Incorporated by Reference

The information required in Part III of this Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 24, 2005.

The following text contains references to years 2005, 2004, 2003, 2002, 2001 and 2000, which represent fiscal years ending or ended February 3, 2006, January 28, 2005, January 30, 2004, January 31, 2003, February 1, 2002 and February 2, 2001, respectively.  This discussion and analysis should be read with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto.

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

The Company was founded in 1939 as J.L. Turner and Son, Wholesale.  The Company opened its first dollar store in 1955, when the Company was first incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc.  The Company changed its name to Dollar General Corporation in 1968 and reincorporated as a Tennessee corporation in 1998.  As of April 1, 2005, the Company operated 7,494 stores in 30 states, primarily in the southern, eastern and midwestern United States.

Overall Business Strategy

Dollar General’s mission statement is “Serving Others.” To carry out this mission, the Company has developed a business strategy of providing its customers with a focused assortment of fairly priced, consumable basic merchandise in a convenient, small-store format.

Our Customers.  The Company serves the consumable basics needs of customers primarily in the low- and middle-income brackets and those on fixed incomes.  Research performed by an outside service on behalf of the Company in 2001 indicated that approximately 55% of its customers lived in households earning less than $30,000 a year, and approximately 36% earned less than $20,000.  The Company has not engaged an outside service to update this research since 2001; however, according to AC Nielsen’s 2004 Homescan® data, in 2004 approximately 48% of the Company’s customers lived in households earning less than $30,000 a year and approximately 26% earned less than $20,000.  The Company’s merchandising and operating strategies are designed to meet the need for consumable basics of the consumers in these groups.

Our Stores.  The average Dollar General store has approximately 6,800 square feet of selling space and generally serves customers who live within five miles of the store.  Of the Company’s 7,494 stores operating as of April 1, 2005, approximately 4,300 stores serve communities with populations of 20,000 or less.  The Company believes that its target customers prefer the convenience of a small, neighborhood store.  As the discount store industry continues to move toward larger, “super-center” type stores, which are often built outside of towns, the Company believes that Dollar General’s convenient discount store format will continue to attract customers and provide the Company with a competitive advantage.

In 2003, the Company began testing a Dollar General Market concept.  Dollar General Markets are larger than the average Dollar General store and carry, among other things, an expanded assortment of grocery products and perishable items.  At April 1, 2005, the Company operated 19 Dollar General Market stores with an average of 17,500 square feet of selling space.  The Company expects to open at least 30 Dollar General Market stores in 2005.

Our Merchandise.  The Company is committed to offering a focused assortment of quality, consumable basic merchandise in a number of core categories, such as health and beauty aids, packaged food products, home cleaning supplies, housewares, stationery, seasonal goods, basic clothing and domestics.  Because the Company offers a focused assortment of consumable basic merchandise, customers are able to shop at Dollar General stores for their everyday household needs.  In 2004, the average customer purchase was $8.64.

Our Prices.  The Company distributes quality, consumable basic merchandise at everyday low prices. Its strategy of a low-cost operating structure and a focused assortment of merchandise allows the Company to offer quality merchandise at highly competitive prices.  As part of this strategy, the Company emphasizes even-dollar price points.  In the typical Dollar General store, the majority of the products are priced at $10 or less, with approximately one-third of the products priced at $1 or less.

Our Cost Controls.  The Company emphasizes aggressive management of its overhead cost structure. Additionally, the Company seeks to locate stores in neighborhoods where rental and operating costs are relatively low. The Company attempts to control operating costs by implementing new technology where feasible. Examples of this strategy in recent years include improvements to the Company’s supply chain and warehousing systems, the introduction of loss prevention software designed to identify unusual cash register transactions and the implementation of a new merchandise planning system designed to assist the Company’s merchants with their purchasing and store allocation decisions.

Growth Strategy

The Company has experienced a rapid rate of expansion in recent years, increasing its number of stores from 4,294 as of January 28, 2000, to 7,494 as of April 1, 2005.  In addition to growth from new store openings, the Company recorded same-store sales increases of 3.2% and 4.0% in 2004 and 2003, respectively.  Same-store sales increases are calculated based on the comparable calendar weeks in the prior year.  Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year. Management will continue to seek to grow the Company’s business and believes that this future growth will come from a combination of new store openings, infrastructure investments and merchandising initiatives.

New Store Growth.  Management believes that the Company’s convenient, small-store format is adaptable to small towns and neighborhoods throughout the country.  The majority of the Company’s stores are located in these small towns (defined by the Company as communities with populations of 20,000 or less).  In 2004, slightly over half of the Company’s new stores were opened in small towns while the remainder were opened outside of towns or in more densely populated areas.  The Company expects a similar mix of new store openings between small towns and other areas in 2005.  New store openings in 2005 will include the Company’s existing market area as well as new geographic areas where management believes the Company has the potential to expand its store base. Opening stores in its existing market area allows the Company to take advantage of brand awareness and to maximize its operating efficiencies.

 In 2004, the Company expanded its operating area to include Wisconsin, Arizona and New Mexico, states which management believes are competitively underserved and offer the potential for additional growth for the Company.  As of April 1, 2005, the Company had 55 stores in Wisconsin, 29 stores in Arizona and 24 stores in New Mexico. The Company expects to continue to explore the potential for expansion into additional geographic markets as opportunities present themselves.

In 2004, 2003 and 2002, the Company opened 722, 673 and 622 new stores, and remodeled or relocated 80, 76 and 73 stores, respectively.  The Company currently expects to open approximately 700 new Dollar General stores and at least 30 new Dollar General Market stores in 2005.  Some of the new Dollar General Markets will be conversions of traditional stores.

Infrastructure Investments. In recent years, the Company has made significant investments in its distribution network. As of April 1, 2005, the Company operated seven distribution centers (“DCs”). The Company’s eighth DC near Jonesville, South Carolina is expected to be completed and fully operational in mid-2005.  In addition, the Company plans to select a site for and begin construction of its ninth DC during 2005.  The Company’s distribution network is an integral component of the Company’s efforts to reduce transportation expenses and effectively support the Company’s growth.  In addition, the Company has recently expanded its DCs in South Boston, Virginia and Ardmore, Oklahoma, and has substantially completed the conversion of these DCs from single to dual sortation systems, which enables them to serve more stores.  As of April 1, 2005, each of the Company’s seven existing DCs, on average, serviced approximately 1,070 stores with an average distance per delivery of approximately 235 miles.

The Company has made significant investments in technology in recent years. In 2004, a merchandising data warehouse was added, the rollout of credit/debit and/or electronic benefit transfer (“EBT”) capabilities was completed and an automatic inventory replenishment system was installed in all stores. In addition, a new stock ledger (implemented in 2005) and sales flash system were completed. Also, for the first time, store district managers were equipped with personal computers to enable them to access daily merchandising information. In 2003, the Company implemented an improved warehouse management system, a DC appointment scheduling system, an inventory reconciliation system, allocation system improvements, shortage analysis reporting, improvements to automated DC replenishment systems, and began the rollout of credit/debit and EBT to the stores. Technology initiatives in 2002 included the establishment of perpetual inventories in all stores, a new order processing system, new loss prevention software, systems for a new import deconsolidation function, the establishment of a business-to-

business website for supply chain efficiencies, and systems to enable automated store replenishment.

Merchandising Initiatives.  The Company’s merchandising initiatives are designed to promote same-store sales increases.  The Company continually evaluates the performance of its merchandise mix and makes adjustments when appropriate.  In recent years, the Company has increased its emphasis on the highly consumable category by adding items in the food, paper, household chemicals, and health and beauty aids categories. Also in recent years, the Company began offering perishable products, which includes a selection of dairy products, luncheon meats, frozen foods and ice cream. The expansion of perishable product offerings into additional stores was a significant 2004 initiative, increasing from 2,445 stores at the end of 2003 to 6,755 stores at the end of 2004.

Prior to 2000, the Company’s strategy was generally to avoid marking items down from the everyday low retail price with the exception of damaged product which was typically marked down to zero and disposed of.  In 2000, and in subsequent years, in addition to continuing its practice of marking down damaged product, the Company selectively marked down slower moving and discontinued items.  In the fourth quarter of 2003, and principally at the conclusion of the holiday selling season, the Company took end-of-season markdowns materially in excess of what it had taken in prior years to help dispose of certain holiday-related items that had not sold in sufficient quantities.  In the past, the Company would have carried that inventory forward and would have attempted to adjust future inventory purchases to account for the carryover product.  In 2004, the Company continued this practice of emphasizing the in-season sale of seasonal merchandise by taking progressive, end-of-season markdowns.  The Company intends to continue this ongoing year-round strategy.  Management expects to establish the appropriate size of such markdowns by means of an ongoing cost benefit analysis that considers factors such as the potential corresponding increase in sales and a potential reduction in shrink and inventory handling and carrying costs.

Merchandise

Dollar General stores offer a focused assortment of quality, consumable basic merchandise in a number of core categories. The Company separates its merchandise into the following four categories for internal reporting purposes: highly consumable, seasonal, home products, and basic clothing.

The percentage of total sales of each of the four categories tracked by the Company for the preceding three years is as follows:

	2004	2003	2002
Highly consumable	63.0%	61.2%	60.2%
Seasonal	16.5%	16.8%	16.3%
Home products	11.5%	12.5%	13.3%
Basic clothing	9.0%	9.5%	10.2%

Of the four categories, the seasonal category typically records the highest gross profit rate and the highly consumable category typically records the lowest gross profit rate.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 10% of the Company’s purchases in 2004 were made from Procter and Gamble.  No other supplier accounted for more than 3% of the Company’s purchases in 2004.  The Company directly imported approximately 15% of the Company’s retail receipts in 2004.

The Company generally does not run weekly advertising circulars but does advertise to support new store openings primarily with targeted circulars promoting those openings and in-store signage.  Advertising expenses are less than 1% of sales.

The Company maintains approximately 4,470 core stock-keeping units (“SKUs”) per store. The Company’s average customer purchase in 2004 was $8.64. The average number of items in each customer purchase was 5.8, and the average price of each purchased item was $1.50.

The Company’s business is modestly seasonal in nature.  The only extended seasonal increase in business that the Company experiences occurs during the Christmas selling season.  During the Christmas selling season, the Company carries merchandise that it does not carry during the rest of the year, such as gift sets, trim-a-tree, certain baking items, and a broader assortment of toys and candy.  The fourth quarter generated the following respective percentages of the Company’s annual revenues and net income: 2004 – 29% and 39%, 2003 – 29% and 34%, and 2002 – 29% and 40%.

The Dollar General Store

The typical Dollar General store is operated by a manager, an assistant manager and two or more sales clerks.  Approximately 54% of the Company’s stores are located in strip shopping centers, 44% are in freestanding buildings and 2% are in downtown buildings.  The Company generally has not encountered difficulty locating suitable store sites in the past, and management does not currently anticipate experiencing material difficulty in finding suitable locations at favorable rents.

The Company’s recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Year
2002	5,540	622	49	573	6,113
2003	6,113	673	86	587	6,700
2004	6,700	722	102	620	7,320

Employees

As of April 1, 2005, the Company employed approximately 63,200 full-time and part-time employees, including divisional and regional managers, district managers, store managers, and DC and administrative personnel, compared with approximately 57,800 employees on February 27, 2004.  Management believes the Company’s relationship with its employees is generally good.

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

The dollar store category differentiates itself from other forms of retailing by offering consistently low prices in a convenient, small-store format.  The Company believes that its prices are competitive because of its low cost operating structure and the relatively limited assortment of products offered.  Labor and marketing expenses are minimized by fewer price points, relying on simple merchandise presentation, and the limited use of circulars.  The Company attempts to locate primarily in second-tier locations, either in small towns or in the neighborhoods of more densely populated areas where occupancy expenses are relatively low.  The Company believes that its limited assortment of products allows it to focus its purchasing efforts on fewer SKUs than other retailers, which helps keep its cost of goods relatively low.

Trademarks

The Company, through its affiliate, Dollar General Intellectual Property, L.P., has registered with the United States Patent and Trademark Office the trademarks Dollar General®, Clover Valley®, DG Guarantee® and the Dollar General price point designs, along with certain other trademarks. The Company attempts to obtain registration of its trademarks whenever possible and to pursue vigorously any infringement of those marks.

Available Information

The Company’s website address is www.dollargeneral.com.  The Company makes available through this address, without charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission.

ITEM 2.

PROPERTIES

As of April 1, 2005, the Company operated 7,494 retail stores located in 30 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	396	Missouri	302
Arizona	29	Nebraska	84
Arkansas	207	New Jersey	24
Delaware	24	New Mexico	24
Florida	425	New York	200
Georgia	429	North Carolina	420
Illinois	297	Ohio	388
Indiana	274	Oklahoma	252
Iowa	164	Pennsylvania	388
Kansas	147	South Carolina	274
Kentucky	269	Tennessee	367
Louisiana	294	Texas	905
Maryland	65	Virginia	250
Michigan	175	West Virginia	140
Mississippi	226	Wisconsin	55

Most of the Company’s stores are located in leased premises.  Individual store leases vary as to their terms, rental provisions and expiration dates. In 2004, the Company’s aggregate store rental expense was approximately $5.72 per square foot of selling space. The majority of the Company’s leases are relatively low-cost, short-term leases (usually with initial or primary terms of three to five years) with multiple renewal options when available. The Company also has stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. In recent years, an increasing percentage of the Company’s new stores have been subject to build-to-suit arrangements. In 2005, the Company expects approximately 500 of its new stores to be subject to build-to-suit arrangements.

As of April 1, 2005, the Company had seven DCs serving Dollar General stores, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, Kentucky	1959	720,000	907
Ardmore, Oklahoma	1994	1,310,000	1,109
South Boston, Virginia	1997	1,250,000	1,166
Indianola, Mississippi	1998	820,000	767
Fulton, Missouri	1999	1,150,000	1,256
Alachua, Florida	2000	980,000	901
Zanesville, Ohio	2001	1,170,000	1,388

The Company owns the DCs located in Kentucky, Florida, and Ohio and leases the other four DCs.  In a move to further enhance the Company’s distribution network, the Company is constructing a 1.1 million square-foot DC near Jonesville, South Carolina on a 177-acre site.  Located approximately 15 miles south of Spartanburg, the facility is expected to employ more than 600 people when it reaches full capacity.  The Company anticipates the facility to be fully operational in mid-2005.

The Company’s executive offices are located in approximately 302,000 square feet of owned space in Goodlettsville, Tennessee.

ITEM 3.

LEGAL PROCEEDINGS

Restatement-Related Proceedings

As previously disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), the Company restated its audited financial statements for fiscal years 1999 and 1998, and certain unaudited financial information for fiscal year 2000, by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002 (the “2001 Restatement”).

The SEC conducted an investigation into the circumstances giving rise to the 2001 Restatement and, on January 8, 2004, the Company received notice that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of the federal securities laws in connection with circumstances relating to the 2001 Restatement.  The Company subsequently reached an agreement in principle with the SEC staff to settle the matter.  Under the terms of the agreement in principle, the Company, without admitting or denying the allegations in a complaint to be filed by the SEC, will consent to the entry of a permanent civil injunction against future violations of the antifraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules and will pay a $10 million non-deductible civil penalty.  The Company is not entitled to seek reimbursement from its insurers with regard to this settlement.

The Company has been informed that the SEC approved the agreement and intends to file its Complaint and the proposed Final Judgment and Consent and Undertakings of Dollar General Corporation with the United States District Court for the Middle District of Tennessee. The agreement and order are subject to final approval by the Court. The Company accrued $10 million with respect to the penalty in its financial statements for the year ended January 30, 2004, and this accrual remains outstanding as of January 28, 2005.  The Company can give no assurances that the Court will approve this agreement and order.  If the agreement and order are not approved, the Company could be subject to different or additional penalties, both monetary and non-monetary, which could materially and adversely affect the Company’s financial statements as a whole.

Other Litigation

On March 14, 2002, a complaint was filed in the United States District Court for the Northern District of Alabama (Edith Brown, on behalf of herself and others similarly situated v. Dolgencorp. Inc., and Dollar General Corporation, CV02-C-0673-W (“Brown”)) to commence a collective action against the Company on behalf of current and former salaried store managers.  The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under the Fair Labor Standards Act (“FLSA”).  Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.

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

Three additional lawsuits, Tina Depasquales v. Dollar General Corp. (Southern District of Georgia, Savannah Division, CV 404-096, filed May 12, 2004), Karen Buckley v. Dollar General Corp. (Southern District of Ohio, C-2-04-484, filed June 8, 2004), and Sheila Ann Hunsucker v. Dollar General Corp. et al. (Western District of Oklahoma, Civ-04-165-R, filed February 19, 2004), were filed asserting essentially the same claims as the Brown case, all of which have since been consolidated in the Northern District of Alabama where the Brown litigation is pending. The Company believes that the consolidation will not affect the scheduling order or extend any of the deadlines in the Brown case.

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

No matters were submitted to shareholders during the fourth quarter of 2004.

ITEM 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of the Company is set forth below. The Company’s executive officers serve at the pleasure of the Board of Directors and are elected annually by the Board to serve until their successors are duly elected.

Name	Age	Position
David A. Perdue	55	Chairman and Chief Executive Officer
David M. Tehle	48	Executive Vice President and Chief Financial Officer
Kathleen R. Guion	53	Executive Vice President, Store Operations and Store Development
Thomas J. Hartshorn	54	Executive Vice President, New Business Development
Susan S. Lanigan	42	Executive Vice President and General Counsel
Stonie R. O’Briant	51	Executive Vice President, Merchandising, Marketing and Strategic Planning
Lloyd Davis	48	Senior Vice President, Supply Chain Operations
Robert A. Lewis	43	Senior Vice President and Controller
Jeffrey R. Rice	41	Vice President, Human Resources

Mr. Perdue joined Dollar General on April 2, 2003 as Chief Executive Officer and as a member of the Board of Directors. He was elected Chairman on June 2, 2003. Prior to joining Dollar General, Mr. Perdue served as Chairman and Chief Executive Officer of Pillowtex Corporation, a leading producer and marketer of home textiles, from July 2002 through March 27, 2003. Pillowtex filed for bankruptcy in July 2003 after emerging from a previous bankruptcy in May 2002. Mr. Perdue also served as Executive Vice President (January 2001 to July 2002) and Senior Vice President, Global Supply Chain (September 1998 to October 1999) of Reebok International Ltd., as well as President and Chief Executive Officer (January 2001 to July 2002) and Executive Vice President, Global Operating Units (October 1999 to January 2001) of the Reebok Brand. From 1994 to September 1998, Mr. Perdue was Senior Vice President of Haggar, Inc., where he was responsible for all aspects of operations from planning through distribution. From 1992 until 1994, he was based in Hong Kong as Senior Vice President of Operations for Sara Lee Corp. Mr. Perdue has served as a director of Alliant Energy Corporation since 2001.

Mr. Tehle joined Dollar General in June 2004 as Executive Vice President and Chief Financial Officer. He served from 1997 to June 2004 as Executive Vice President and Chief Financial Officer of Haggar Corporation, a manufacturing, marketing and retail corporation. From 1996 to 1997, he was Vice President of Finance for a division of The Stanley Works, one of the world’s largest manufacturers of tools and from 1993 to 1996, he was Vice President and Chief Financial Officer of Hat Brands, Inc., a hat manufacturer. Mr. Tehle has served as a director of Jack in the Box, Inc. since December 2004.

Ms. Guion joined Dollar General in October 2003 as Executive Vice President, Store Operations. She was named Executive Vice President, Store Operations and Store Development in February 2005. From 2000 until joining Dollar General, Ms. Guion served as President and Chief Executive Officer of Duke and Long Distributing Company, a convenience store chain operator and wholesale distributor of petroleum products that filed for bankruptcy in November 2000. Prior to that time, she served as an operating partner for Devon Partners (1999-2000), where she developed operating plans and assisted in the identification of acquisition targets in the convenience store industry, and as President and Chief Operating Officer of E-Z Serve Corporation (1997-1998), an owner/operator of convenience stores, mini-marts and gas marts. From 1987 to 1997, Ms. Guion served as the Vice President and General Manager of the largest division (Chesapeake Division) of company-owned stores at 7-Eleven, Inc., a convenience store chain. Other positions held by Ms. Guion during her tenure at 7-Eleven include District Manager, Zone Manager, Operations Manager, and Division Manager (Midwest Division).

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

Ms. Lanigan joined Dollar General in July 2002 as Vice President, General Counsel and Corporate Secretary. She was promoted to Senior Vice President in October 2003 and to Executive Vice President in March 2005. Prior to joining Dollar General, Ms. Lanigan served as Senior Vice President, General Counsel and Secretary at Zale Corporation, a specialty retailer of fine jewelry, headquartered in Irving, Texas. During her six years with Zale, Ms. Lanigan held various positions, including Associate General Counsel. Prior to that, she held legal positions with both Turner Broadcasting System, Inc. and Troutman Sanders law firm.

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

Mr. Davis joined Dollar General as Senior Vice President, Supply Chain Operations in January 2005. From 1999 until 2004, he served as the Vice President of Global Logistics for Reebok International Limited, a global company that designs and markets sports and fitness products, where he was directly responsible for all company-managed distribution centers worldwide. He also served as the Vice President of North American Distribution for Reebok International Limited from March 1999 until July 1999. Prior to his service at Reebok, he served as the Senior Vice President of Distribution (1998-1999) of Tropical Sportswear International, a leading producer and marketer of high quality casual and dress apparel principally for men, and as the Vice President of Logistics (1995-1998) and in various manufacturing positions (1978-1995) of Haggar Clothing Co., a subsidiary of Haggar Corp. which designs, manufactures, imports and markets casual and dress men’s and women’s apparel products, where he managed manufacturing and distribution facilities and oversaw the company-owned fleet.

Mr. Lewis joined Dollar General as Vice President and Controller in October 2001.  He was promoted to Senior Vice President in August 2004. From May 1999 through September 2001, Mr. Lewis served as Group Vice President, overseeing operational, planning and administrative functions for Lux Corp., a now-defunct apparel retailer that conducted business as “Mr. Rags” and was a then wholly-owned subsidiary of Claire’s Stores, Inc. Mr. Lewis served as Vice President of Finance from February 1996 until May 1999, and as Controller from November 1988 until May 1999, for Claire’s Stores, Inc., an international retailer of value-priced costume jewelry and accessories. Prior to joining Claire’s Stores, Mr. Lewis was employed with Arthur Andersen & Co.

Mr. Rice began his career with Dollar General in June 1981 as a part-time summer employee in the Scottsville, Kentucky Distribution Center. In May 1984, he began working full-time as the first writer and editor of Dollar General’s employee newsletter. Upon graduation from college, Mr. Rice served as assistant to the Vice President of Human Resources for one year. Over the next nine years, Mr. Rice served in various positions in human resources at Dollar General, including Corporate Recruiter, Scottsville DC and Office HR Manager, and Corporate Personnel Manager, before being promoted to Director of Human Resources in 1996. Mr. Rice was promoted to Senior Director, Human Resources in 1999 and then to his current position as Vice President, Human Resources in September 2002.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “DG.”  The following table sets forth the range of the high and low sales prices of the Company’s common stock during each quarter in 2004 and 2003, as reported on the New York Stock Exchange, together with dividends.

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$23.19	$20.60	$20.94	$21.29
Low	$18.07	$16.91	$17.69	$19.04
Dividends	$.040	$.040	$.040	$.040

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$15.20	$19.75	$23.40	$22.67
Low	$9.50	$14.87	$18.16	$18.41
Dividends	$.035	$.035	$.035	$.035

The Company’s stock price at the close of the market on April 4, 2005, was $21.71.

There were approximately 12,639 shareholders of record of the Company’s common stock as of April 4, 2005. The Company has paid cash dividends on its common stock since 1975.  The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors.  Consistent with that review, the Board of Directors authorized dividends of $0.04 per share for each quarter of 2004.

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended January 28, 2005 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
10/30/04-11/30/04	--	--	--	10,000,380
12/01/04-12/31/04	232,192	$20.10	203,900	9,796,480
01/01/05-01/28/05	336,335	$20.41	335,600	9,460,880
Total	568,527	$20.28	539,500	9,460,880

(a)  Includes 29,027 shares purchased in open market transactions in satisfaction of the Company’s obligations under certain employee benefit plans.

(b)  On March 13, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase up to 12 million shares of the Company’s outstanding common stock.  That repurchase authorization expired on March 13, 2005.  In addition, on November 30, 2004, the Company’s Board of Directors approved an additional share repurchase program of 10 million shares.  That repurchase authorization expires on November 30, 2005.  Under both authorizations, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.  See “Liquidity and Capital Resources” in Item 7 below.

 ITEM 6.

SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for each of the five most recent fiscal years.  This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

(In thousands except per share and operating data)

	January 28, 2005	January 30, 2004 (c)	January 31, 2003 (c)	February 1, 2002 (c)	February 2, 2001 (c)(d)
SUMMARY OF OPERATIONS:
Net sales	$7,660,927	$6,871,992	$6,100,404	$5,322,895	$4,550,571
Gross profit	$2,263,192	$2,018,129	$1,724,266	$1,509,412	$1,250,903
Penalty expense and litigation settlement expense (proceeds)	$–	$10,000	$(29,541)	$–	$162,000
Income before income taxes	$534,757	$476,523	$410,337	$322,174	$102,202
Net income	$344,190	$299,002	$262,351	$203,874	$66,955
Net income as a % of sales	4.5%	4.4%	4.3%	3.8%	1.5%

PER SHARE RESULTS (a):
Basic earnings per share	$1.04	$0.89	$0.79	$0.61	$0.20
Diluted earnings per share	$1.04	$0.89	$0.78	$0.61	$0.20
Cash dividends per share of common stock	$0.16	$0.14	$0.13	$0.13	$0.12
Weighted average diluted shares	332,068	337,636	335,050	335,017	333,858

FINANCIAL POSITION:
Assets	$2,841,004	$2,621,117	$2,303,619	$2,526,481	$2,271,217
Long-term obligations	$258,462	$265,337	$330,337	$339,470	$720,764
Shareholders’ equity	$1,684,465	$1,554,299	$1,267,445	$1,023,690	$847,374
Return on average assets (b)	12.7%	12.3%	10.9%	8.6%	3.2%
Return on average equity (b)	22.1%	21.4%	23.2%	22.2%	8.0%

OPERATING DATA:
Retail stores at end of period	7,320	6,700	6,113	5,540	5,000
Year-end selling square feet	50,015,000	45,354,000	41,201,000	37,421,000	33,871,000
Highly consumable sales	63%	61%	60%	58%	55%
Seasonal sales	17%	17%	17%	17%	16%
Home products sales	11%	13%	13%	14%	17%
Basic clothing sales	9%	9%	10%	11%	12%

(a)

As adjusted to give retroactive effect to all common stock splits.

(b)

Average assets or equity, as applicable, is calculated using the fiscal year-end balance and the four preceding fiscal quarter-end balances.

(c)

The Company restated its financial statements for fiscal years 2000 through 2003 as discussed in Note 2 to the Consolidated Financial Statements for the year ended January 28, 2005, included in Item 8 of this report. For fiscal years 2001 and 2000, the Restatement reduced previously reported net income by approximately $3.6 million and $3.7 million, respectively, or approximately $.01 per diluted share in each year.

(d)

53-week year.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Accounting Periods.  The following text contains references to years 2005, 2004, 2003 and 2002, which represent fiscal years ending or ended February 3, 2006, January 28, 2005, January 30, 2004 and January 31, 2003, respectively. Fiscal year 2005 will be a 53-week accounting period while 2004, 2003 and 2002 were 52-week accounting periods. The Company’s fiscal year ends on the Friday closest to January 31. This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.

Executive Overview. Fiscal 2004 was a significant year of investment for the Company. Despite a difficult economic environment for its customers, the Company successfully implemented many of the important operating initiatives outlined in last year’s Form 10-K, while also achieving improved financial results.  The following are some of the more significant operating accomplishments during 2004:

•

The opening of 722 new stores, including stores in 3 additional states;

•

The addition of coolers (which allow the Company’s stores to carry perishable products) in the majority of stores, bringing the total number of stores with coolers to 6,755 at January 28, 2005. In addition, over 6,300 stores were certified and accepting electronic benefit transfers (“EBT”);

•

The rollout of automatic inventory replenishment to all stores, completed during the first quarter of 2004, and the related improvement of inventory in-stock levels;

•

The rollout of the acceptance of the Discover card and debit cards to all stores;

•

The design completion and initiation of implementation of the “EZstore” project, which is designed to improve many facets of inventory flow from distribution centers to consumers and other areas of store operations, including labor scheduling, hiring and training and product presentation;

•

The ongoing construction of the Company’s eighth distribution center in South Carolina and substantial completion of expansion projects in 2 other distribution facilities to increase overall distribution capacity;

•

The implementation of a merchandising data warehouse;

•

The increased store manager training and reduction of store manager turnover to under 50% in 2004.

In 2005, the Company will focus its efforts on accomplishing the following operating initiatives:

•

Opening 730 new Dollar General stores, including at least 30 new Dollar General Market stores, and continuing to look westward for further geographical expansion;

•

Continuing to invest in its EZstore project with the goal of rolling it out to half of its stores by the end of 2005;

•

Reducing inventory levels on a per-store basis by revisiting replenishment assumptions, safety stock levels needed in distribution centers and improving execution of selling through seasonal and other non-core merchandise;

•

Continuing to test Dollar General Market store formats and additional geographic areas for these stores;

•

Continuing to focus on hiring practices and instilling increased accountability among the Company’s employees;

•

Identifying a location for and commencing construction on a ninth distribution center for a planned opening during 2006.

The Company can provide no assurance that it will be successful in executing these initiatives, nor can the Company guarantee that the successful implementation of these initiatives will result in superior financial performance.

In addition to undertaking the operating initiatives described above, the Company also intends to focus on and evaluate the status of certain other issues. Those issues are likely to include:

•

The appropriate level of share repurchases for 2005 (in 2004 the Company spent $209.3 million repurchasing approximately 11 million shares);

•

The impact on the Company, if any, from recent or potential legislation affecting minimum wages;

•

The impact of increasing fuel costs;

•

The impact of increasing health care and workers’ compensation costs;

•

The progress of the wage and hour collective action litigation in the state of Alabama, discussed more fully in Note 8 to the Consolidated Financial Statements;

•

The Company’s rating agency debt ratings.

The Company measures itself against seven key financial metrics that it believes provide a well-balanced perspective regarding its overall financial health. These metrics, and their method of computation, are listed below:

•

Earnings per share (“EPS”) growth (current year EPS minus prior year EPS divided by prior year EPS equals percentage change), which is an indicator of the increased returns generated for the Company’s shareholders;

•

Total net sales growth (current year total net sales minus prior year total net sales divided by prior year total net sales equals percentage change), which indicates, among other things, the success of the Company’s selection of new store locations and merchandising strategies;

•

Operating margin rate (operating profit divided by net sales), which is an indicator of the Company’s success in leveraging its fixed costs and managing its variable costs;

•

Return on invested capital (numerator – net income plus interest expense, net of tax, plus rent expense, net of tax; denominator – average long-term debt plus average shareholders’ equity, both measured at the end of the latest five fiscal quarters, plus average rent expense multiplied by eight. Average rent expense is computed using a two-year period.).  Although this measure is a not computed using generally accepted accounting principles (“GAAP”), the Company believes it is useful because return on invested capital measures the efficiency of the Company’s capital deployed in its operations;

•

Free cash flow (the sum of net cash flows from operating activities, net cash flows from investing activities and net cash flows from financing activities, excluding share repurchases and changes in debt other than required payments). Although this measure is a non-GAAP measure, the Company believes it is useful as an indicator of the cash flow generating capacity of the Company’s operations. It is also a useful metric to analyze in conjunction with net income to determine whether there is any significant non-cash component to the Company’s net income;

•

Inventory turns (cost of goods sold for the year divided by average inventory balances, at cost, measured at the end of the latest five fiscal quarters) which is an indicator of how well the Company is managing the largest asset on its balance sheet;

•

Return on average assets (net income for the year divided by average total assets, measured at the end of the latest five fiscal quarters), which is an overall indicator of the Company’s effectiveness in deploying its resources.

The Company computes the above metrics using both GAAP and certain non-GAAP information. As discussed further below under “Results of Operations”, the Company generally excludes items relating to the restatement of the Company’s 1998-2000 financial results (the “2001 Restatement”) to more effectively evaluate the Company’s performance on a comparable and ongoing basis.

The Company also pays particular attention to its same-store sales growth, which is a sub-category of its total sales growth, and its shrink performance, which is a sub-category of its operating margin rate. In 2004 and 2003, the Company experienced same-store sales growth of 3.2% and 4.0%, respectively. In 2004 and 2003, the Company’s shrink, expressed in retail dollars as a percentage of sales, was 3.05% for each year.

Results of Operations

The following discussion of the Company’s financial performance is based on the Consolidated Financial Statements set forth herein. The Company has included in this document certain financial information not derived in accordance with GAAP, such as selling, general and administrative (“SG&A”) expenses, net income and diluted earnings per share that exclude the impact of items relating to the 2001 Restatement.  The Company believes that this information is useful to investors as it indicates more clearly the Company’s comparative year-to-year operating results. This information should not be considered a substitute for any measures derived in accordance with GAAP. Management may use this information to better understand the Company’s underlying operating results.  Reconciliations of these non-GAAP measures to the most comparable measure calculated in accordance with GAAP are contained in the table below.

The Company has restated its consolidated financial statements, as discussed in Note 2 to the Consolidated Financial Statements, for all previous years presented (the “Restatement”).  The following discussion of the Company’s results of operations incorporates the effects of this Restatement.

For fiscal years 2001 and 2000, the Restatement reduced previously reported net income by approximately $3.6 million and $3.7 million, respectively, or approximately $.01 per diluted share in each year. Retained earnings at the beginning of 2000 have been reduced by approximately $10.7 million to reflect the after-tax impacts of earlier periods.

The following table contains results of operations data for the 2004, 2003 and 2002 fiscal years, the dollar and percentage variances among those years, and reconciliations of any non-GAAP measures to the most comparable measure calculated in accordance with GAAP.

(amounts in millions, excluding per share amounts)	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
				$ change	% change	$ change	% change
		(Restated)	(Restated)
Net sales by category:
Highly consumable	$ 4,825.1	$ 4,206.9	$ 3,674.9	$ 618.2	14.7%	$ 531.9	14.5%
% of net sales	62.98%	61.22%	60.24%
Seasonal	1,264.0	1,156.1	994.3	107.9	9.3	161.9	16.3
% of net sales	16.50%	16.82%	16.30%
Home products	879.5	860.9	808.5	18.6	2.2	52.3	6.5
% of net sales	11.48%	12.53%	13.25%
Basic clothing	692.4	648.1	622.7	44.3	6.8	25.4	4.1
% of net sales	9.04%	9.43%	10.21%
Net sales	$ 7,660.9	$ 6,872.0	$ 6,100.4	$ 788.9	11.5%	$ 771.6	12.6%
Cost of goods sold	5,397.7	4,853.9	4,376.1	543.9	11.2	477.7	10.9
% of net sales	70.46%	70.63%	71.74%
Gross profit	2,263.2	2,018.1	1,724.3	245.1	12.1	293.9	17.0
% of net sales	29.54%	29.37%	28.26%
SG&A:
SG&A excluding 2001 Restatement-related expenses	1,705.8	1,499.5	1,294.4	206.3	13.8	205.1	15.8
% of net sales	22.27%	21.82%	21.22%
2001 Restatement-related expenses included in SG&A	0.5	0.6	6.4	(0.1)	(23.5)	(5.8)	(90.8)
% of net sales	0.01%	0.01%	0.10%
Total SG&A	1,706.2	1,500.1	1,300.8	206.1	13.7	199.3	15.3
% of net sales	22.27%	21.83%	21.32%
Penalty expense and litigation settlement proceeds	-	10.0	(29.5)	(10.0)	(100.0)	39.5	-
% of net sales	-	0.15%	(0.48)%
Operating profit	557.0	508.0	453.0	49.0	9.6	55.0	12.2
% of net sales	7.27%	7.39%	7.43%
Interest income	(6.6)	(4.1)	(4.3)	(2.5)	60.2	0.2	(4.7)
% of net sales	(0.09)%	(0.06)%	(0.07)%
Interest expense	28.8	35.6	46.9	(6.8)	(19.1)	(11.3)	(24.2)
% of net sales	0.38%	0.52%	0.77%
Income before income taxes	534.8	476.5	410.3	58.2	12.2	66.2	16.1
% of net sales	6.98%	6.93%	6.73%
Income taxes	190.6	177.5	148.0	13.0	7.3	29.5	20.0
% of net sales	2.49%	2.58%	2.43%
Net income	$ 344.2	$ 299.0	$ 262.4	$ 45.2	15.1	$ 36.7	14.0
% of net sales	4.49%	4.35%	4.30%

Diluted earnings per share	$ 1.04	$ 0.89	$ 0.78	$ 0.15	16.9%	$ 0.11	14.1%
Weighted average diluted shares	332.1	337.6	335.1	(5.6)	(1.6)	2.6	0.8

2001 Restatement-related items:
Penalty expense and litigation settlement proceeds	-	10.0	(29.5)	(10.0)	(100.0)	39.5	-
2001 Restatement-related expenses included in SG&A	0.5	0.6	6.4	(0.1)	(23.5)	(5.8)	(90.8)
	0.5	10.6	(23.1)	(10.1)	(95.7)	33.7	-
Tax effect	(0.2)	(0.2)	9.1	0.1	(23.7)	(9.3)	-
Total 2001 Restatement-related items, net of tax	0.3	10.4	(14.1)	(10.1)	(97.3)	24.4	-
Net income, excluding 2001 Restatement-related items	$ 344.5	$ 309.4	$ 248.3	$ 35.1	11.3	$ 61.1	24.6
Diluted earnings per share, excluding 2001 Restatement-related items	$ 1.04	$ 0.92	$ 0.74	$ 0.12	13.0%	$ 0.18	24.3%

Net Sales.  Increases in net sales resulted primarily from opening additional stores, including 620 net new stores in 2004, and a same-store sales increase of 3.2% for 2004 compared to 2003. Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year. The increase in same-store sales accounted for $204.0 million of the increase in sales while stores opened since the beginning of 2003 were the primary contributors to the remaining $585.0 million sales increase during 2004. The increase in same-store sales is primarily attributable to an increase in the number of customer transactions.

The Company monitors its sales internally by the four major categories noted in the table above. The Company’s merchandising mix in recent years has shifted to faster-turning consumable products versus home products and clothing. This has been driven by customer wants and needs in the marketplace. As a result, over the past three years the highly consumable category has become a greater percentage of the Company’s overall sales mix while the percentages of the home products and basic clothing categories have declined. Accordingly, the Company’s sales increase by merchandise category in 2004 compared to 2003 was primarily attributable to the highly consumable category, which increased by $618.2 million, or 14.7%. The Company continually reviews its merchandise mix and adjusts it when deemed necessary as a part of its ongoing efforts to improve overall sales and gross profit. These ongoing reviews may result in a shift in the Company’s merchandising strategy which could increase permanent markdowns in the future.

The Company’s sales increase in 2003 compared to 2002 resulted primarily from opening additional stores, including 587 net new stores in 2003, and a same-store sales increase of 4.0% for 2003 compared to 2002. The increase in same-store sales accounted for $228.3 million of the increase in sales while stores opened since the beginning of 2003 were the primary contributors to the remaining $543.3 million sales increase during 2003. The Company’s sales increase by merchandise category in 2003 compared to 2002 was primarily attributable to the seasonal category, which increased by $161.9 million, or 16.3%, and the highly consumable category, which increased by $531.9 million, or 14.5%.

Gross Profit.  The gross profit rate increased 17 basis points in 2004 as compared with 2003. Although the Company’s margin rate is pressured by sales mix shifts to more highly consumable items, which typically carry lower gross profit rates, the Company has been able to more than offset this through increases in gross markups on all merchandise categories. More specific factors include the following:

•

Higher initial mark-ups on merchandise received during 2004 as compared with 2003 (approximately 32 basis points of gross margin improvement). This improvement was achieved primarily from the positive impact of opportunistic purchasing, renegotiating product costs with several key suppliers, selective price increases, and an increase in various performance-based vendor rebates.

•

Higher average mark-ups on the Company’s beginning inventory in 2004 as compared to 2003 (approximately 20 basis points of gross margin improvement). This increased average mark-up represents the cumulative impact of higher margin purchases over time.

These components of margin, which both positively impacted the Company’s results, were partially offset by:

•

An increase in transportation expenses as a percentage of sales (approximately 23 basis points of gross margin decline). This increase resulted primarily from higher fuel costs in 2004 as compared to 2003.

•

A nonrecurring favorable inventory adjustment in 2003 representing a change in the Company’s estimated provision for shrinkage (approximately 6 basis points of gross margin decline).

The gross profit rate increased 111 basis points in 2003 as compared with 2002 primarily due to the following:

•

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

•

A reduction in the Company’s shrink provision from 3.52% in 2002 to 3.05% in 2003, calculated using retail dollars as a percentage of sales (approximately 41 basis points of gross margin improvement, at cost).  The Company made progress in reducing the shrink at problem stores during 2003 but generally fell short of corporate goals.

•

Higher average mark-ups on the Company’s beginning inventory in 2003 as compared to 2002 (approximately 18 basis points of gross margin improvement). This increased average mark-up represents the cumulative impact of higher margin purchases over time.

•

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

•

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

•

An increase in markdowns of 14 basis points.  The increase in markdowns was due principally to increased Christmas-related markdowns compared to those the

Company had taken in the past and, to a lesser extent, markdowns taken to assist with the sale of both discontinued and slower moving apparel items.

Selling, General and Administrative (“SG&A”) Expense.  The increase in SG&A expense as a percentage of sales in 2004 as compared with 2003 was due to a number of factors, including but not limited to increases in the following expense categories that were in excess of the 11.5 percent increase in sales: store occupancy costs (increased 17.4%) primarily due to rising average monthly rentals associated with the Company’s leased store locations; an increase in purchased services (increased 54.6%) due primarily to fees associated with the increased customer usage of debit cards; professional fees (increased 119.2%) primarily due to consulting fees associated with both the Company’s 2004 EZstore project and compliance with certain provisions of the Sarbanes-Oxley Act of 2002; and increased costs for inventory services (increased 88.2%) due to both an increased number of physical inventories and a higher average cost per physical inventory. Partially offsetting these increases was a reduction in accruals for employee bonus expenses (declined 21.3%) primarily related to higher bonus expense in 2003 related to the Company’s financial performance during 2003.

The increase in SG&A expense as a percentage of sales, excluding expenses relating to the 2001 Restatement (primarily professional fees), in 2003 as compared with 2002 was due to a number of factors, including but not limited to increases in the following expense categories that were in excess of the 12.6 percentage increase in sales: store labor (increased 14.6%) primarily due to increases in store training-related costs; the cost of workers’ compensation and other insurance programs (increased 29.8%) primarily due to an increase in medical inflation costs experienced by the Company compared to previous years; store occupancy costs (increased 16.0%) primarily due to rising average monthly rentals associated with the Company’s leased store locations; and higher bonus expense (increased 34.4%) related to the Company’s financial performance during 2003.

Penalty Expense and Litigation Settlement Proceeds.  As more fully discussed in Note 8 to the Consolidated Financial Statements, the Company accrued $10.0 million in 2003 with respect to a civil penalty related to its agreement in principle with the Securities and Exchange Commission (“SEC”) staff to settle the matters arising out of the Company’s 2001 Restatement.  In 2002, the Company recorded $29.5 million in net litigation settlement proceeds, which amount included $29.7 million in insurance proceeds associated with the settlement of class action and shareholder derivative litigation, offset by a $0.2 million settlement of a shareholder class action opt-out claim, all of which related to the 2001 Restatement.

Interest Expense. The decrease in interest expense in 2004 compared to 2003 is due primarily to capitalized interest of $3.6 million related to the Company’s DC construction and expansion projects in 2004 compared to $0.2 million in 2003 and a reduction in amortization of debt issuance costs of $2.2 million due in part to the amendment of the Company’s revolving credit facility in June 2004. The decrease in interest expense in 2003 as compared to 2002 is due primarily to debt reduction achieved during 2003. The average daily total debt outstanding over the past three years was as follows: 2004 - $280.1 million at an average interest rate of 8.5%; 2003 - $301.5 million at an average interest rate of 8.6%; and 2002 - $575.7 million at an average interest rate of 6.6%. The increase in the Company’s average interest rate from 2002 to

2003 is due primarily to the reduction of variable rate debt. All of the Company’s outstanding indebtedness at January 28, 2005 and January 30, 2004 was fixed rate debt.

Income Taxes.  The effective income tax rates for 2004, 2003 and 2002 were 35.6%, 37.3% and 36.1%, respectively. The 2004 rate was lower than the 2003 rate primarily due to a net reduction in certain contingent income tax liabilities of approximately $6.2 million recognized in the second quarter of 2004, when the Company adjusted its tax contingency reserve as the result of two state income tax examinations. The tax rate in 2003 was negatively impacted by the $10.0 million penalty expense in 2003, as discussed above, which was not deductible for income tax purposes.  The lower effective tax rate in 2002 was primarily due to the favorable resolution of certain state tax related items during 2002.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments. During the past three years, the Company has generated an aggregate of approximately $1.33 billion in cash flows from operating activities. During that period, the Company has expanded the number of stores it operates by 32% (1,780 stores) and has incurred approximately $566 million in capital expenditures, primarily to support this growth. Also during this three-year period, the Company has reduced its long-term debt by approximately $464 million and has expended approximately $239 million for repurchases of its common stock.

The Company’s inventory balance represented approximately 48% of its total assets as of January 28, 2005. The Company’s proficiency in managing its inventory balances can have a significant impact on the Company’s cash flows from operations during a given fiscal year. For example, in 2004, changes in inventory balances represented a $219.4 million use of cash, as explained in more detail below, while in 2002, changes in inventory balances represented an $8.0 million source of cash.  Inventory turns increased from 3.8 times in 2002 to 4.0 times in both 2003 and 2004.

As described in Note 8 to the Consolidated Financial Statements, the Company is involved in a number of legal actions and claims, some of which could potentially result in material cash payments.  Adverse developments in those actions could materially and adversely affect the Company’s liquidity.  The Company also has certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates”. Estimates of these contingent liabilities are included in the Company’s Consolidated Financial Statements. However, future negative developments could have a material adverse effect on the Company’s liquidity. See Notes 5 and 8 to the Consolidated Financial Statements.

On November 30, 2004, the Board of Directors authorized the Company to repurchase up to 10 million shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases will be undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation.  This authorization expires November 30,

2005. During 2004, the Company purchased approximately 0.5 million shares pursuant to this authorization at a total cost of $10.9 million.

On March 13, 2003, the Board of Directors authorized the Company to repurchase up to 12 million shares of its outstanding common stock, with provisions and objectives similar to the November 30, 2004 authorization discussed above. This authorization expired March 13, 2005. During 2003, the Company purchased approximately 1.5 million shares at a total cost of $29.7 million. During 2004, the Company purchased approximately 10.5 million shares at a total cost of $198.4 million. As of January 28, 2005, approximately 12.0 million shares had been purchased, substantially completing this share repurchase authorization. Share repurchases in 2004 increased diluted earnings per share by approximately $0.02.

The following table summarizes the Company’s significant contractual obligations as of January 28, 2005 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Long-term debt (a)	$200,000	$-	$-	$-	$200,000
Capital lease obligations	28,178	12,021	9,502	3,188	3,467
Financing obligations	91,555	1,886	4,628	4,943	80,098
Inventory purchase obligations	98,767	98,767	-	-	-
Interest (b)	193,822	26,592	50,660	48,720	67,850
Operating leases	1,165,045	251,462	369,636	220,869	323,078
Total contractual cash obligations	$1,777,367	$390,728	$434,426	$277,720	$674,493

(a)

As discussed below, represents unsecured notes whose holders have a redemption option in 2005, which could result in the accelerated payment of all or a portion of these obligations.

(b)

Represents obligations for interest payments on long-term debt, capital lease and financing obligations.

The Company has a $250 million revolving credit facility (the “Credit Facility”), which expires in June 2009. As of January 28, 2005, the Company had no outstanding borrowings and $8.7 million of standby letters of credit outstanding under the Credit Facility. The standby letters of credit reduce the borrowing capacity of the Credit Facility. The Credit Facility contains certain financial covenants, all of which the Company was in compliance with at January 28, 2005. See Note 6 to the Consolidated Financial Statements for further discussion of the Credit Facility.

The Company has $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010. This indebtedness was incurred to assist in funding the Company’s growth. Interest on the notes is payable semi-annually on June 15 and December 15 of each year.  The note holders may elect to have these notes repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest. Although the holders of these notes have the ability to require the Company to repurchase the notes in June 2005, the Company has classified this debt as long-term due to its intent and ability, in the event it were required to repurchase any portion of the notes, to refinance this indebtedness on a long-term basis, including through borrowings under the Credit Facility. The Company may seek, from time to time, to retire the notes through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Significant terms of the Company’s outstanding debt obligations could have an effect on the Company’s ability to incur additional debt financing.  The Credit Facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth.  The Credit Facility also places certain specified limitations on secured and unsecured debt.  The Company’s outstanding notes discussed above place certain specified limitations on secured debt and place certain limitations on the Company’s ability to execute sale-leaseback transactions. The Company has generated significant cash flows from its operations during recent years. The Company had peak borrowings under the Credit Facility of $73.1 million during 2004, all of which were repaid prior to January 28, 2005, and had no borrowings outstanding under the Credit Facility at any time during 2003. Therefore, the Company does not believe that any existing limitations on its ability to incur additional indebtedness will have a material impact on its liquidity. Notes 6 and 8 to the Consolidated Financial Statements contain additional disclosures related to the Company’s debt and financing obligations.

At January 28, 2005 and January 30, 2004, the Company had commercial letter of credit facilities totaling $215.0 million and $218.0 million, respectively, of which $98.8 million and $111.7 million, respectively, were outstanding for the funding of imported merchandise purchases.

The Company believes that its existing cash and short-term investments balances (totaling $275.8 million at January 28, 2005), cash flows from operations ($389.7 million generated in 2004), the Credit Facility ($241.3 million available at January 28, 2005) and its anticipated ongoing access to the capital markets, if necessary, will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

Cash flows provided by operating activities.  Cash flows from operating activities for 2004 compared to 2003 declined by $124.0 million. The most significant component of the change in cash flows from operating activities was an increase in inventory levels in 2004. Total merchandise inventories at the end of 2004 were $1.38 billion compared to $1.16 billion at the end of 2003, a 19 percent increase, or a 9 percent increase on a per store basis, with the remainder primarily attributable to growth in the number of stores. The largest portion of the increase in inventories resulted from the Company’s focus on improving in-stock levels of core merchandise at the stores. New initiatives, including the expansion of the perishable food program and the addition of certain core apparel items, magazines and Hispanic food items also contributed to the inventory increase.  In addition, due to an early Easter in 2005, the Company received more seasonal merchandise for Spring 2005 before the end of fiscal 2004. In 2005, the Company plans to focus on lowering its per store inventory levels. Cash flows in 2004 increased by $45.3 million over 2003 related to changes in income taxes payable, primarily due to a large payment of federal income taxes for 2002 that was made in 2003. Cash flows in the 2004 period were positively impacted by an increase in net income of $45.2 million driven by improved operating results (as more fully discussed above under “Results of Operations”).

Cash flows from operations increased by $91.4 million for 2003 compared to 2002. In 2002, the Company paid $162.0 million in settlement of the class action lawsuit relating to the 2001 Restatement, as discussed in Note 8 to the Consolidated Financial Statements, which did not recur in 2003. Partially offsetting this cash outflow were 2002 tax benefits totaling approximately $139.3 million, of which approximately $121.0 million either directly or indirectly related to the Company’s 2001 Restatement and subsequent litigation settlement.  The timing of these tax benefits was a significant component of the reduction of cash flows from deferred ($62.6 million) and current ($77.9 million) income taxes in 2003 compared to 2002. An increase in accrued liabilities resulted in a $45.3 million increase in 2003 cash flows compared to 2002 due in part to the accrued SEC penalty and increased 2003 bonuses described above, increased deferred compensation liabilities and increases in certain tax reserves.  Contributing to the increase in cash flows provided by operating activities in 2003 was an increase in net income of $36.7 million driven by the improved operating results discussed above (see “Results of Operations”).

Cash flows used in investing activities. Significant components of the Company’s purchases of property and equipment in 2004 included the following approximate amounts: $101 million for distribution and transportation-related capital expenditures; $82 million for new stores; $26 million for certain fixtures in existing stores; $26 million for various systems-related capital projects; and $23 million for coolers in existing stores, which allow the stores to carry refrigerated products. During 2004, the Company opened 722 new stores and relocated or remodeled 80 stores. Distribution and transportation expenditures in 2004 included costs associated with the construction of the Company’s new DC in South Carolina as well as costs associated with the expansion of the Ardmore, Oklahoma and South Boston, Virginia DCs.

Net sales of short-term investments in 2004 of $25.8 million primarily reflect the Company’s investment activities in tax-exempt auction market securities.

The Company’s purchases of property and equipment in 2003 included the following approximate amounts: $63 million for new, relocated and remodeled stores; $22 million for systems-related capital projects; and $25 million for distribution and transportation-related capital expenditures. During 2003, the Company opened 673 new stores and relocated or remodeled 76 stores. Systems-related projects in 2003 included approximately $6 million for point-of-sale and satellite technology and $3 million related to debit/credit/EBT technology. Distribution and transportation expenditures in 2003 included approximately $19 million at the Ardmore, Oklahoma and South Boston, Virginia DCs primarily related to the ongoing expansion of those facilities.

Net purchases of short-term investments in 2003 of $67.2 million primarily reflect the Company’s investment activities in tax-exempt auction market securities.

During 2003, the Company purchased two secured promissory notes totaling $49.6 million which represent debt issued by a third party entity from which the Company leases its DC in South Boston, Virginia.  See Note 8 to the Company’s Consolidated Financial Statements.

The Company’s purchases of property and equipment in 2002 included the following approximate amounts: $51 million for new, relocated and remodeled stores; $30 million for systems-related capital projects; and $21 million for distribution and transportation-related capital expenditures. The Company opened 622 new stores and relocated or remodeled 73 stores in 2002.  Systems-related capital projects in 2002 included approximately $15 million for satellite technology and $3 million for point-of-sale cash registers.  Expenditures for distribution and transportation consisted in part of $8 million for the purchase of new trailers and $5 million related to the installation of a dual sortation system in the Fulton, Missouri DC.

Capital expenditures during 2005 are projected to be approximately $350 million.  The Company anticipates funding its 2005 capital requirements with cash flows from operations and the Credit Facility, if necessary. Significant components of the 2005 capital plan include the completion of construction of the new DC in South Carolina and the expected commencement of construction of the Company’s ninth DC at an as-yet undetermined location; leasehold improvements and fixtures and equipment for 730 new stores, which includes 30 new Dollar General Market stores; the continued rollout of the Company’s EZstore project; and additional investments in technology and systems.  The Company plans to undertake these expenditures in order to improve its infrastructure and provide support for its anticipated growth.

Cash flows used in financing activities.  During 2004, the Company repurchased approximately 11.0 million shares of its common stock at a total cost of $209.3 million and paid cash dividends of $52.7 million, or $0.16 per share, on its outstanding common stock. The Company paid cash dividends of $46.9 million, or $0.14 per share, on its outstanding common stock during 2003. The Company repurchased approximately 1.5 million shares of its common stock during 2003 at a total cost of $29.7 million. The Company expended $15.9 million during 2003 to reduce its outstanding capital lease and financing obligations. These uses of cash were partially offset by proceeds from the exercise of stock options during 2004 and 2003 of $34.1 million and $49.5 million, respectively. The use of cash in 2002 primarily reflects the net repayment of $397.1 million in outstanding debt and the payment of $42.6 million of cash dividends.  The net repayment of debt in 2002 was undertaken to strengthen the Company’s financial position and was accomplished by utilizing cash flow from operations and existing cash balances.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if:

•

it requires assumptions to be made that were uncertain at the time the estimate was made; and

•

changes in the estimate or different estimates that could have been selected could have a material effect on the Company’s results of operations or financial condition.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the disclosures presented below relating to them.

In addition to the estimates presented below, there are other items within the Company’s financial statements that require estimation, but are not deemed critical as defined above. The Company believes these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

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

•

inaccurate estimates of inventory shrinkage between the date of the last physical inventory at a store and the financial statement date; and

•

inaccurate estimates of lower of cost or market (“LCM”) and/or LIFO reserves.

To reduce the potential of such distortions in the valuation of inventory, the Company’s RIM calculation through the end of 2004 utilized 10 departments in which fairly homogenous classes of merchandise inventories having similar gross margins were grouped.  In 2005, in order to further refine its RIM calculation, the Company expanded the number of departments it utilizes for its gross margin calculation from 10 to 23. The impact of this change on the Company’s future consolidated financial statements is not currently expected to be material to a given fiscal year, although a given quarter could be impacted based on the mix of sales in the quarter. Other factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and the utilization of an independent statistician to assist in the LIFO sampling process and index formulation. Also, on an ongoing basis, the Company reviews and evaluates the salability of its inventory and records LCM reserves, if necessary.

The Company calculates its shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales and is determined by dividing the book-to-physical inventory adjustments recorded during the previous twelve months by the related sales for the same period for each store. Beginning in 2003, in an effort to improve this estimate, the Company began applying store-specific shrink rates to store-specific sales generated subsequent to a given store’s physical inventory. In 2002, the Company applied a weighted-average shrink rate to all Company sales generated subsequent to physical inventories. To the extent that subsequent physical inventories yield different results than this estimated accrual, the Company’s effective shrink rate for a given reporting period will include the impact of adjusting the estimated results to the actual results. Although the Company performs physical inventories in all of its stores annually, the same stores do not necessarily get counted in the same reporting periods from year to year, which could impact comparability in a given reporting period.

During 2003, the Company implemented an item-level perpetual inventory system for financial reporting purposes. The new system provided better information regarding the type of inventory that the Company owned and improved the Company’s ability to estimate its shrink provision as discussed above. The utilization of this improved information in the Company’s RIM calculation resulted in a non-recurring inventory adjustment of approximately $7.8 million, which favorably impacted gross profit in the third quarter of 2003.

Property and Equipment.  Property and equipment are recorded at cost. The Company groups its assets into relatively homogeneous classes and generally provides for depreciation on a straight-line basis over the estimated average useful life of each asset class, except for leasehold improvements, which are amortized over the shorter of the applicable lease term or the estimated useful life of the asset. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. Property and equipment are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Self-Insurance Liability.  The Company retains a significant portion of the risk for its workers’ compensation, employee health insurance, general liability, property loss and automobile coverage. These costs are significant primarily due to the large employee base and number of stores. Provisions are made to this insurance liability on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed by an independent actuary utilizing historical claim trends. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expenses or expense reductions, which could be material to the Company’s future financial results.

Contingent Liabilities – Income Taxes. The Company is subject to routine income tax audits that occur periodically in the normal course of business. The Company estimates its contingent income tax liabilities based on its assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities. The contingent liabilities are estimated based on both historical audit experiences with various state and federal taxing authorities and the Company’s interpretation of current income tax-related trends. If the Company’s income tax contingent liability estimates prove to be inaccurate, the resulting adjustments could be material to the Company’s future financial results.

Contingent Liabilities - Legal Matters. The Company is subject to legal, regulatory and other proceedings and claims. Reserves, if any, are established for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company’s financial statements and SEC filings, management’s view of the Company’s exposure. The Company reviews outstanding claims and proceedings with external counsel to assess probability and estimates of loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). See Note 8 to the Consolidated Financial Statements.

Effects of Inflation

The Company believes that inflation and/or deflation had a minimal impact on its overall operations during 2004, 2003 and 2002.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. This new standard will be effective for public companies for interim or annual periods beginning after June 15, 2005. Companies can adopt the new standard in one of two ways: (i) the modified prospective application, in which a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or (ii) the modified retrospective application, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. The Company expects to adopt SFAS No. 123R during the third quarter of 2005 using the modified prospective application, and expects to incur incremental SG&A expense associated with the adoption of approximately $4 million to $8 million in 2005. See Note 1 to the Consolidated Financial Statements for disclosure of the pro forma effects of stock option grants as determined using the methodology prescribed under SFAS No. 123.

Forward Looking Statements / Risk Factors

Except for specific historical information, many of the matters discussed in this report and in the documents incorporated by reference into this report may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements.  All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.  Factors and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed below, as well as other factors discussed throughout this document, including without limitation the factors described under “Critical Accounting Policies and Estimates.”

The Company’s business is moderately seasonal with the highest sales occurring during the fourth quarter. Adverse events during the fourth quarter could, therefore, affect the Company’s financial statements as a whole.  The Company realizes a significant portion of its net sales and net income during the holiday selling season.  In anticipation of the holidays, the Company purchases substantial amounts of seasonal inventory and hires many temporary employees.  If for any reason the Company’s net sales during the holiday selling season were to fall below seasonal norms, a seasonal merchandise inventory imbalance could result.  If such an imbalance were to occur, markdowns might be required to minimize this imbalance.  The Company’s profitability and operating results could be adversely affected by unanticipated markdowns.

Adverse weather conditions or other disruptions, especially during the peak holiday season but also at other times, could also adversely affect the Company’s net sales and could make it more difficult for the Company to obtain sufficient quantities of merchandise from its suppliers.

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

Existing military efforts and the possibility of war, acts of terrorism and rising fuel costs could adversely impact the Company.  Existing U.S. military efforts, as well as the involvement of the United States in other military engagements, or a significant act of terrorism on U.S. soil or elsewhere, could have an adverse impact on the Company by, among other things, disrupting its information or distribution systems, causing dramatic increases in fuel prices thereby increasing the costs of doing business, or impeding the flow of imports or domestic products to the Company.

The Company’s business is dependent on its ability to obtain attractive pricing and other terms from its vendors and to timely receive inventory.  The Company believes that it has generally good relations with its vendors and that it is generally able to obtain attractive pricing and other terms from vendors.  If the Company fails to maintain good relations with its vendors, it may not be able to obtain attractive pricing with the consequence that its net sales or profit margins would be reduced.  The Company may also face difficulty in obtaining needed inventory from its vendors because of interruptions in production or for other reasons, which would adversely affect the Company’s business.  Also, prolonged or repeated price increases of certain raw materials could affect our vendors’ product costs, and, ultimately, the Company’s profitability.

The efficient operation of the Company’s business is heavily dependent on its information systems. The Company depends on a variety of information technology systems for the efficient functioning of its business.  The Company relies on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support the Company’s business.  The software programs supporting many of the Company’s systems were licensed to the Company by independent software developers.  The inability of these developers or the Company to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of the Company’s operations if it were unable to convert to alternate systems in an efficient and timely manner.  In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of the Company’s operations.

The Company is subject to interest rate risk.  The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities.  The Company may utilize its Credit Facility to fund working capital requirements, which is comprised of variable rate debt.  See “Quantitative and Qualitative Disclosures About Market Risk.”

The Company is dependent upon the smooth functioning of its distribution network and upon the capacity of its DCs.  The Company relies upon the ability to replenish depleted inventory through deliveries to its DCs from vendors, and from the DCs to its stores by various means of transportation, including shipments by air, sea and truck on the roads and highways of the United States.  Labor shortages in the trucking industry could negatively impact transportation costs.  In addition, long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect the Company’s business.  Moreover, to facilitate its expected growth, the Company will need additional DCs in the coming years.  If the Company were unable to locate sites for the new DCs or were unable to achieve functionality of the new DCs in the time frame expected, the Company’s ability to achieve the expected growth could be inhibited.

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

The inability to execute operating initiatives could impact the Company’s operating results. The Company is undertaking a significant number of operating initiatives in 2005 that have the potential to be disruptive in the short term if they are not implemented effectively.  Ineffective implementation or execution of some or all of these initiatives could negatively impact the Company’s operating results.

The Company’s cost of doing business could increase as a result of changes in federal, state or local regulations.  Unanticipated changes in the federal or state minimum wage or living wage requirements or changes in other wage or workplace regulations could adversely impact the Company’s ability to meet financial targets.  In addition, changes in these requirements or in federal, state or local regulations governing the sale of the Company’s products, particularly

“over-the-counter” medications or health products, would increase the Company’s cost of doing business and, with respect to regulations governing the sale of products, could adversely and materially impact the Company’s sales results.

Rising insurance costs and loss experience could negatively impact profitability.  The costs of insurance (workers’ compensation insurance, general liability insurance, health insurance, property insurance and directors’ and officers’ liability insurance) and loss experience have risen in recent years. If such increases continue, they could have a negative impact on the Company’s profitability.

The Company’s reputation and financial condition could be affected by the SEC investigation.   As previously disclosed in the Company’s periodic reports filed with the SEC, the Company restated its audited financial statements for fiscal years 1999 and 1998, and certain unaudited financial information for fiscal year 2000, by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002 (the “2001 Restatement”).

The SEC has been conducting an investigation into the circumstances giving rise to the 2001 Restatement and, on January 8, 2004, the Company received notice that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of the federal securities laws in connection with circumstances relating to the 2001 Restatement.  The Company subsequently reached an agreement in principle with the SEC staff to settle the matter.  Under the terms of the agreement in principle, the Company will consent, without admitting or denying the allegations in a complaint to be filed by the SEC, to the entry of a permanent civil injunction against future violations of the antifraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules and will pay a $10 million nondeductible civil penalty. The agreement with the SEC staff is subject to final approval by the court in which the SEC’s complaint is filed.  The Company accrued $10 million with respect to the penalty in its financial statements for the year ended January 30, 2004, and this accrual remains outstanding as of January 28, 2005. The Company can give no assurances that the court will approve this agreement.  If the agreement is not approved, the Company could be subject to different or additional penalties, both monetary and non-monetary, which could adversely affect the Company’s financial statements as a whole.  The publicity surrounding the SEC investigation and settlement also could affect the Company’s reputation and have an adverse impact on its financial statements as a whole.

Readers are cautioned not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date of this report.  Except as may be required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

The Company is exposed to market risk primarily from adverse changes in interest rates.  To minimize such risk, the Company may periodically use financial instruments, including derivatives.  As a matter of policy, the Company does not buy or sell financial instruments for speculative or trading purposes and all financial instrument transactions must be authorized and executed pursuant to approval by the Board of Directors.  All financial instrument positions taken by the Company are used to reduce risk by hedging an underlying economic exposure.  Because of high correlation between the financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure.  The financial instruments used by the Company are straightforward instruments with liquid markets.

The Company has cash flow exposure relating to variable interest rates associated with its revolving line of credit, and may periodically seek to manage this risk through the use of interest rate derivatives.  The primary interest rate exposure on variable rate obligations is based on the London Interbank Offered Rate (“LIBOR”).

At January 28, 2005 and January 30, 2004, the fair value of the Company’s debt, excluding capital lease obligations, was approximately $278.7 million and $265.4 million, respectively (net of the fair value of a note receivable on the South Boston, Virginia DC of approximately $50.0 million and $48.9 million, respectively, as further discussed in Note 8 to the Consolidated Financial Statements), based upon the estimated market value of the debt at those dates.  Such fair value exceeded the carrying values of the debt at January 28, 2005 and January 30, 2004 by approximately $35.5 million and $21.7 million, respectively.

At February 1, 2002, the Company was party to an interest rate swap agreement with a notional amount of $100 million.  The Company designated this agreement as a hedge of its floating rate commitments relating to a portion of certain synthetic lease agreements that existed at that time.  Under the terms of the agreement, the Company paid a fixed rate of 5.60% and received a floating rate (LIBOR) on the $100 million notional amount through September 1, 2002.  The fair value of the interest rate swap agreement was $(2.6) million at February 1, 2002.  The counterparty to the Company’s interest rate swap agreement was a major financial institution.  The interest rate swap agreement expired on September 1, 2002. As of January 28, 2005, the Company was not party to any interest rate derivatives.

In 2002, as required by SFAS No. 133, the Company recorded the fair value of the interest rate swap in the balance sheet, with the offsetting, effective portion of the change in fair value recorded in Other comprehensive loss, a separate component of Shareholders’ equity in the Consolidated Financial Statements.  Amounts recorded in Other comprehensive loss were reclassified into earnings, as an adjustment to interest expense, in the same period during which the hedged synthetic lease agreements affected earnings.

Based upon the Company’s variable rate borrowing levels, a 1% adverse change in interest rates would have resulted in a pre-tax reduction of earnings and cash flows of less than $0.1 million and approximately $1.7 million in 2004 and 2002, respectively, including the effects of interest rate swaps in 2002.  In 2003, the Company had no outstanding variable rate borrowings.  Based upon the Company’s outstanding indebtedness at January 28, 2005 and January 30, 2004, a 1% reduction in interest rates would have resulted in an increase in the fair value of the Company’s fixed rate debt of approximately $10.5 million and $14.8 million, respectively.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

Goodlettsville, Tennessee

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 28, 2005 and January 30, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries as of January 28, 2005 and January 30, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of January 30, 2004 and consolidated statements of income, shareholders' equity, and cash flows for the years ended January 30, 2004 and January 31, 2003 have been restated to correct the accounting for leases.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dollar General Corporation and subsidiaries’ internal control over financial reporting as of January 28, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 5, 2005 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

                                                                            /s/ Ernst & Young LLP

Nashville, Tennessee

April 5, 2005

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	January 28, 2005	January 30, 2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$232,830	$345,899
Short-term investments	42,925	68,726
Merchandise inventories	1,376,537	1,157,141
Deferred income taxes	24,908	30,413
Prepaid expenses and other current assets	53,702	50,036
Total current assets	1,730,902	1,652,215
Net property and equipment	1,080,838	957,632
Other assets, net	29,264	11,270
Total assets	$2,841,004	$2,621,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$12,860	$16,670
Accounts payable	409,327	383,791
Accrued expenses and other	333,889	303,156
Income taxes payable	69,616	45,725
Total current liabilities	825,692	749,342
Long-term obligations	258,462	265,337
Deferred income taxes	72,385	52,139
Commitments and contingencies
Shareholders’ equity:
Series B junior participating preferred stock, stated value $0.50 per share; Shares authorized: 10,000,000; Issued: None	-	-
Common stock, par value $0.50 per share; Shares authorized: 500,000,000; Issued: 2004-328,172,000; 2003-336,190,000	164,086	168,095
Additional paid-in capital	421,600	376,930
Retained earnings	1,102,457	1,014,788
Accumulated other comprehensive loss	(973)	(1,161)
	1,687,170	1,558,652
Other shareholders’ equity	(2,705)	(4,353)
Total shareholders’ equity	1,684,465	1,554,299
Total liabilities and shareholders’ equity	$2,841,004	$2,621,117

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	For the years ended
	January 28, 2005	January 30, 2004	January 31, 2003
		(Restated)	(Restated)

Net sales	$7,660,927	$6,871,992	$6,100,404

Cost of goods sold	5,397,735	4,853,863	4,376,138

Gross profit	2,263,192	2,018,129	1,724,266

Selling, general and administrative	1,706,216	1,500,103	1,300,831

Penalty expense and litigation settlement proceeds	-	10,000	(29,541)

Operating profit	556,976	508,026	452,976

Interest income	(6,575)	(4,103)	(4,305)

Interest expense	28,794	35,606	46,944

Income before income taxes	534,757	476,523	410,337

Income taxes	190,567	177,521	147,986

Net income	$344,190	$299,002	$262,351

Earnings per share:
Basic	$1.04	$0.89	$0.79

Diluted	$1.04	$0.89	$0.78

Weighted average shares:
Basic	329,376	334,697	333,055

Diluted	332,068	337,636	335,050

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Other Shareholders’ Equity	Total
Balances, February 1, 2002
(as previously reported)	$ 166,359	$ 301,848	$ 579,265	$ (3,228)	$ (2,526)	$ 1,041,718
Cumulative effect of restatement
on prior years (See Note 2)	-	-	(18,028)	-	-	(18,028)
Balances, February 1, 2002 (restated)	$ 166,359	$ 301,848	$ 561,237	$ (3,228)	$ (2,526)	$ 1,023,690
Comprehensive income:
Net income	-	-	262,351	-	-	262,351
Net change in fair value of derivatives	-	-	-	277	-	277
Reclassification of net loss on derivatives	-	-	-	1,602	-	1,602
Comprehensive income						264,230
Cash dividends, $0.13 per common share, net of accruals	-	-	(31,991)	-	-	(31,991)
Issuance of common stock under stock incentive plans (710,000 shares)	355	4,666	-	-	-	5,021
Tax benefit from stock option exercises	-	2,372	-	-	-	2,372
Purchase of common stock by employee deferred compensation trust, net (27,000 shares)	-	(98)	-	-	(347)	(445)
Amortization of unearned compensation on restricted stock and restricted stock units	-	-	-	-	131	131
Contribution of capital	-	6,031	-	-	-	6,031
Other equity transactions	(44)	(1,550)	-	-	-	(1,594)
Balances, January 31, 2003 (restated)	$ 166,670	$ 313,269	$ 791,597	$ (1,349)	$ (2,742)	$ 1,267,445
Comprehensive income:
Net income	-	-	299,002	-	-	299,002
Reclassification of net loss on derivatives	-	-	-	188	-	188
Comprehensive income						299,190
Cash dividends, $0.14 per common share	-	-	(46,883)	-	-	(46,883)
Issuance of common stock under stock incentive plans (4,240,000 shares)	2,120	47,365	-	-	-	49,485
Tax benefit from stock option exercises	-	14,565	-	-	-	14,565
Repurchases of common stock (1,519,000 shares)	(759)	-	(28,928)	-	-	(29,687)
Purchase of common stock by employee deferred compensation trust, net (11,000 shares)	-	(157)	-	-	3	(154)
Issuance of restricted stock (129,000 shares)	64	1,904	-	-	(1,968)	-
Amortization of unearned compensation on restricted stock	-	-	-	-	354	354
Other equity transactions	-	(16)	-	-	-	(16)
Balances, January 30, 2004 (restated)	$ 168,095	$ 376,930	$ 1,014,788	$ (1,161)	$ (4,353)	$ 1,554,299
Comprehensive income:
Net income	-	-	344,190	-	-	344,190
Reclassification of net loss on derivatives	-	-	-	188	-	188
Comprehensive income						344,378
Cash dividends, $0.16 per common share	-	-	(52,682)	-	-	(52,682)
Issuance of common stock under stock incentive plans (2,875,000 shares)	1,437	32,691	-	-	-	34,128
Tax benefit from stock option exercises	-	9,657	-	-	-	9,657
Repurchases of common stock (11,020,000 shares)	(5,510)	-	(203,785)	-	-	(209,295)
Purchase of common stock by employee deferred compensation trust, net (25,000 shares)	-	(92)	-	-	(377)	(469)
Issuance of restricted stock and restricted stock units (128,000 shares)	64	2,398	-	-	(2,462)	-
Amortization of unearned compensation on restricted stock and restricted stock units	-	-	-	-	1,779	1,779
Deferred compensation obligation	-	-	-	-	2,708	2,708
Other equity transactions	-	16	(54)	-	-	(38)
Balances, January 28, 2005	$ 164,086	$ 421,600	$ 1,102,457	$ (973)	$ (2,705)	$ 1,684,465

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended
	January 28, 2005	January 30, 2004	January 31, 2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$344,190	$299,002	$262,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,478	154,457	138,590
Deferred income taxes	25,751	18,611	81,173
Tax benefit from stock option exercises	9,657	14,565	2,372
Litigation settlement	-	-	(162,000)
Change in operating assets and liabilities:
Merchandise inventories	(219,396)	(34,110)	7,992
Prepaid expenses and other current assets	(3,666)	(16,304)	1,239
Accounts payable	22,258	33,265	18,420
Accrued expenses and other	35,048	60,523	15,269
Income taxes	23,793	(21,464)	56,458
Other	(12,377)	5,166	430
Net cash provided by operating activities	389,736	513,711	422,294
Cash flows from investing activities:
Purchases of property and equipment	(292,172)	(140,139)	(133,895)
Purchases of short-term investments	(221,700)	(201,950)	(2,500)
Sales of short-term investments	247,501	134,725	2,500
Purchase of promissory notes	-	(49,582)	-
Proceeds from sale of property and equipment	3,324	269	481
Net cash used in investing activities	(263,047)	(256,677)	(133,414)
Cash flows from financing activities:
Borrowings under revolving credit facility	195,000	-	-
Repayments of borrowings under revolving credit facility	(195,000)	-	-
Repayments of long-term obligations	(12,539)	(15,907)	(397,094)
Payment of cash dividends	(52,682)	(46,883)	(42,638)
Proceeds from exercise of stock options	34,128	49,485	5,021
Repurchases of common stock	(209,295)	(29,687)	-
Other financing activities	630	73	(5,702)
Net cash used in financing activities	(239,758)	(42,919)	(440,413)
Net increase (decrease) in cash and cash equivalents	(113,069)	214,115	(151,533)
Cash and cash equivalents, beginning of year	345,899	131,784	283,317
Cash and cash equivalents, end of year	$232,830	$345,899	$131,784
Supplemental cash flow information:
Cash paid during year for:
Interest	$26,748	$31,256	$41,015
Income taxes	$133,100	$165,248	$1,834
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$12,921	$9,643	$420
Purchases of property and equipment under capital lease obligations	$1,844	$996	$8,453

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2005, 2004, 2003 and 2002, which represent fiscal years ending or ended February 3, 2006, January 28, 2005, January 30, 2004 and January 31, 2003, respectively. Fiscal year 2005 will be a 53-week accounting period while 2004, 2003 and 2002 were 52-week accounting periods.  The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary the assets and revenues of which are not material.  Intercompany transactions have been eliminated.

The Company leases four of its distribution centers (“DCs”) from lessors, which meets the definition of a Variable Interest Entity (“VIE”) as described by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised. Two of these DCs have been recorded as financing obligations whereby the property and equipment, along with the related lease obligations, are reflected in the consolidated balance sheets.  The other two DCs, excluding the equipment, have been recorded as operating leases in accordance with SFAS No. 98, “Accounting for Leases.”  The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements.

Business description

The Company sells general merchandise on a retail basis through 7,320 stores (as of January 28, 2005) located in the southern, eastern and midwestern United States.  The Company has DCs in Scottsville, Kentucky; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri; Alachua, Florida; and Zanesville, Ohio.  The Company also has a DC under construction near Jonesville, South Carolina.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 10% of the Company’s purchases in 2004 were made from Procter and Gamble.  No other supplier accounted for more than 3% of the Company’s purchases in 2004.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less when purchased.  They primarily consist of money market funds, certificates of deposit and commercial paper.  The carrying amounts of these items are a reasonable estimate of their fair value due to the short maturity of these investments.

Payments due from banks for third-party credit card, debit card and electronic benefit transactions (“EBT”) classified as cash and cash equivalents totaled approximately $4.8 million and $1.1 million at January 28, 2005 and January 30, 2004, respectively.

The Company’s cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment.  Outstanding but unpresented checks totaling approximately $112.3 million and $105.2 million at January 28, 2005 and January 30, 2004, respectively, have been included in Accounts payable in the consolidated balance sheets.  Upon presentation for payment, these checks are funded through available cash balances or the Company’s existing credit facility.

Investments in debt and equity securities

The Company accounts for its investment in debt and marketable equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and accordingly, classifies them as held-to-maturity, available-for-sale, or trading.  Debt securities categorized as held-to-maturity are stated at amortized cost.  Debt and equity securities categorized as available-for-sale are stated at fair value, with any unrealized gains and losses, net of deferred income taxes, reported as a component of Accumulated other comprehensive loss.  Trading securities are stated at fair value, with changes in fair value recorded in income as a component of Selling, general and administrative expense.

In general, the Company invests excess cash in shorter-dated, highly liquid investments such as money market funds, certificates of deposit, and commercial paper.  Depending on the type of securities purchased (debt versus equity) as well as the Company’s intentions with respect to the potential sale of such securities before their stated maturity dates, such securities have been classified as held-to-maturity or available-for-sale.  Given the short maturities of such investments (except for those securities described in further detail below), the carrying amounts approximate the fair values of such securities.

Additionally, beginning in fiscal year 2003, the Company began investing in auction rate securities, which are debt instruments having longer-dated (in some cases, many years) legal maturities, but with interest rates that are generally reset every 28-35 days under an auction system.  Because auction rate securities are frequently re-priced, they trade in the market like short-term investments.  As available-for-sale securities, these investments are carried at fair value, which approximates cost given that the average duration that such securities are held by the Company is less than 40 days.  Despite the liquid nature of these investments, the Company categorizes them as short-term investments instead of cash and cash equivalents due to the underlying legal maturities of such securities.  However, they have been classified as current assets as they are generally available to support the Company’s current operations. Auction rate securities of $67.2 million were reclassified from cash in the prior year financial statements to conform to the current year presentation.

The Company’s investment in the secured promissory notes issued by the third-party entity from which the Company leases its DC in South Boston, Virginia, as discussed in Note 8, has been classified as a held-to-maturity security.  The investments in mutual funds by participants in the Company’s supplemental retirement and compensation deferral plans discussed in Note 9 have been classified as trading securities. Historical cost information pertaining to such trading securities is not readily available to the Company since individuals hold these investments in compensation deferral plans.

On January 28, 2005 and January 30, 2004, held-to-maturity, available-for-sale and trading securities consisted of the following (in thousands):

		Gross Unrealized
January 28, 2005	Cost	Gains	Losses	Estimated Fair Value
Held-to-maturity securities
Bank and corporate debt	$45,422	$-	$-	$45,422
Other debt securities	48,179	1,808	-	49,987
	93,601	1,808	-	95,409

Available-for-sale securities
Equity securities	38,618	-	-	38,618
Other debt securities	42,425	-	-	42,425
	81,043	-	-	81,043

Trading securities
Equity securities	11,932	-	-	11,932

Total debt and equity securities	$186,576	$1,808	$-	$188,384

		Gross Unrealized
January 30, 2004	Cost	Gains	Losses	Estimated Fair Value
Held-to-maturity securities
Bank and corporate debt	$261,604	$-	$-	$261,604
Other debt securities	49,132	-	232	48,900
	310,736	-	232	310,504

Available-for-sale securities
Equity securities	16,000	-	-	16,000
Other debt securities	67,225	-	-	67,225
	83,225	-	-	83,225

Trading securities
Equity securities	10,919	-	-	10,919

Total debt and equity securities	$404,880	$-	$232	$404,648

On January 28, 2005 and January 30, 2004, these investments were included in the following accounts in the consolidated balance sheets (in thousands):

January 28, 2005	Held-to-Maturity Securities	Available- for-Sale Securities	Trading Securities
Cash and cash equivalents	$44,922	$38,618	$-
Short-term investments	500	42,425	-
Other current assets	-	-	11,932
Current portion of long-term obligations (see Note 8)	1,048	-	-
Long-term obligations (see Note 8)	47,131	-	-
	$93,601	$81,043	$11,932

January 30, 2004	Held-to-Maturity Securities	Available- for-Sale Securities	Trading Securities
Cash and cash equivalents	$260,103	$16,000	$-
Short-term investments	1,501	67,225	-
Other current assets	-	-	10,919
Current portion of long-term obligations (see Note 8)	971	-	-
Long-term obligations (see Note 8)	48,161	-	-
	$310,736	$83,225	$10,919

The contractual maturities of held-to-maturity and available-for-sale securities as of January 28, 2005 were as follows (in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Cost	Fair Value	Cost	Fair Value
Less than one year	$45,422	$45,422	$-	$-
One to three years	-	-	-	-
Greater than three years	48,179	49,987	42,425	42,425
Equity securities	-	-	38,618	38,618
	$93,601	$95,409	$81,043	$81,043

For the years ended January 28, 2005, January 30, 2004, and January 31, 2003, gross realized gains and losses on the sales of available-for-sale securities were not material.  The cost of securities sold is based upon the specific identification method.

Merchandise inventories

Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method. The excess of current cost over LIFO cost was approximately $6.3 million at January 28, 2005 and $6.5 million at January 30, 2004. Current cost is determined using the retail first-in, first-out method.  LIFO reserves decreased $0.2 million in 2004, increased $0.7 million in 2003 and decreased $8.9 million in 2002.  Costs directly associated with warehousing and distribution are capitalized into inventory.

Pre-opening costs

Pre-opening costs for new stores are expensed as incurred.

Property and equipment

Property and equipment are recorded at cost.  The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

Land improvements	20
Buildings	39-40
Furniture, fixtures and equipment	3-10

Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

Impairment of long-lived assets

When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, other than goodwill, in relation to the operating performance and future undiscounted cash flows or the appraised values of the underlying assets.  The Company adjusts the net book value of the underlying assets based upon an analysis of the sum of expected future cash flows compared to the book value, and may also consider appraised values.  Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.  The Company recorded impairment charges of approximately $0.5 million and $0.6 million in 2004 and 2003, respectively, and $4.7 million prior to 2002 to reduce the carrying value of the Homerville, Georgia DC (which was closed in fiscal 2000 and sold in 2004).  The Company also recorded impairment charges of approximately $0.2 million in each of 2004 and 2003 to reduce the carrying value of certain of its stores based upon negative sales trends and cash flows at these locations. These charges are included in Selling, general and administrative (“SG&A”) expense.

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

Operating leases

Contingent rentals. The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable, in accordance with EITF Issue No. 98-9, “Accounting for Contingent Rent.” The amount expensed but not paid as of January 28, 2005 and January 30, 2004 was approximately $8.6 million and $8.9 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets. (See Notes 4 and 8).

Deferred rent. The Company records rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property.  Any difference between the calculated expense and the amounts actually paid are reflected as a liability in Accrued expenses and other in the consolidated balance sheets and totaled approximately $18.0 million and $14.0 million at January 28, 2005 and January 30, 2004, respectively.

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

Fair value of financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values.  At January 28, 2005 and January 30, 2004, the fair value of the Company’s debt, excluding capital lease obligations, was approximately $278.7 million and $265.4 million, respectively, (net of the fair value of a note receivable on the South Boston, Virginia DC of approximately $50.0 million and $48.9 million, respectively, as discussed in Note 8) based upon the estimated market value of the debt at those dates.  Such fair value exceeded the carrying values of the debt at January 28, 2005 and January 30, 2004 by approximately $35.5 million and $21.7 million, respectively. Fair values are based primarily on quoted prices for those or similar instruments.  A discussion of the carrying value and fair value of the Company’s derivative financial instruments is included in the section entitled “Derivative financial instruments” below.

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

For a portion of fiscal year 2002, the Company was party to an interest rate swap agreement with a notional amount of $100 million. The Company designated this agreement as a hedge of the floating rate commitments relating to a portion of certain synthetic lease agreements that existed at that time.  Under the terms of the agreement, the Company paid a fixed rate of 5.60% and received a floating rate (LIBOR) on the $100 million notional amount through September 1, 2002. This interest rate swap matured in September 2002, and, as of January 28, 2005, the Company had no outstanding derivative financial instruments. While outstanding, this derivative was 100% effective in hedging the floating rate commitments relating to the underlying exposure being hedged. Accordingly, no hedge ineffectiveness was recognized by the Company relating to this hedging relationship.

The following table summarizes activity in Accumulated other comprehensive loss during 2004 related to derivative transactions used by the Company in prior periods to hedge cash flow exposures relating to certain debt transactions (in thousands):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated net losses as of January 30, 2004	$(1,825)	$664	$(1,161)
Net losses reclassified from Other comprehensive loss into earnings	286	(98)	188
Accumulated net losses as of January 28, 2005	$(1,539)	$566	$(973)

The balance remaining in Accumulated other comprehensive loss at January 28, 2005 relates solely to deferred losses realized in June 2000 on the settlement of an interest rate derivative that was designated and effective as a cash flow hedge of the Company’s forecasted issuance of its $200 million of fixed rate notes in June 2000 (see Note 6). This amount will be reclassified into earnings as an adjustment to the effective interest expense on the fixed rate notes through their maturity date in June 2010. The Company estimates that it will reclassify into earnings during the next twelve months approximately $0.2 million of the net amount recorded in Other comprehensive loss as of January 28, 2005.

Stock-based compensation

The Company has a shareholder-approved stock incentive plan under which stock options, restricted stock, restricted stock units and other equity-based awards may be granted to officers, directors and key employees.  Stock options currently are granted under this plan at the market price on the grant date and generally vest ratably over a four-year period, with certain exceptions as further described in Note 10. All stock options granted under this plan have a ten-year life subject to earlier termination upon death, disability or cessation of employment.  Options granted prior to 2002, either pursuant to this plan or pursuant to other shareholder-approved stock incentive plans from which the Company no longer grants awards, are subject to time-based vesting or a combination of Company performance-based and time-based vesting, and generally have a ten-year life.  In addition, prior to June 2003, the plan provided for automatic annual stock option grants to non-employee directors pursuant to a non-discretionary formula.  Those stock options vested one year after the grant date and generally have a ten-year life.

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123 (with compensation expense amortized ratably over the applicable vesting periods), net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

(Amounts in thousands except per share data)	2004	2003	2002
Net income – as reported	$344,190	$299,002	$262,351
Less pro forma effect of stock option grants	10,724	7,867	15,217
Net income – pro forma	$333,466	$291,135	$247,134
Earnings per share – as reported
Basic	$1.04	$0.89	$0.79
Diluted	$1.04	$0.89	$0.78
Earnings per share – pro forma
Basic	$1.01	$0.87	$0.74
Diluted	$1.00	$0.86	$0.74

Prior to 2002, the Company modified its stock incentive plans to extend the exercise period for outstanding stock option grants from one to three years for estates of deceased employees, to the extent that the stock options were fully vested at the date of death.  However, this modification did not extend the ten-year maximum contractual exercise term following the date of grant.  In accordance with the provisions of APB No. 25, as interpreted, this modification has resulted in the recording of compensation expense, using the intrinsic-value based method of accounting, only for those vested stock options held by estates of employees which would benefit from the extended exercise period.  On the modification date, the Company could not estimate whether and to what extent estates of deceased employees would benefit from this modification and, accordingly, no compensation expense was recorded during 2001.  However, in subsequent periods, the Company has recognized and will continue to recognize compensation expense for those estates of deceased employees that benefit from the extended exercise period, and it is possible that such compensation expense could materially affect future consolidated financial statements. Total compensation expense relating to modifications of the Company’s stock option plans was less than $0.1 million in each of 2004, 2003 and 2002.

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

The Company may periodically award restricted stock or restricted stock units to officers and other key employees under the stock incentive plan.  The terms of the stock incentive plan limit the total number of shares of restricted stock and restricted stock units eligible for issuance thereunder to a maximum of 4 million shares.  Restricted stock awards consist of a fixed number of shares of common stock that generally vest ratably over three years.  Restricted stock units represent the right to receive one share of common stock for each unit upon vesting and  generally vest ratably over three years.  In addition, the stock incentive plan was amended in June 2003 to provide for the automatic annual grant of 4,600 restricted stock units to each non-employee director (6,000 restricted stock units to any non-employee director serving as Chairman) in lieu of the automatic annual stock option grants discussed previously. The initial grant of these restricted stock units was made in 2004.  These units generally vest one year after the grant date, subject to earlier vesting upon retirement or other circumstances described in the plan, but no payout shall be made until the individual has ceased to be a member of the Board of Directors.  Dividends or dividend equivalents, as the case may be, are paid or accrued on the grants of restricted stock and restricted stock units at the same rate that dividends are paid to shareholders generally.

The Company accounts for restricted stock grants in accordance with APB No. 25 and related interpretations.  Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the restricted stock award is earned by the recipient.  The Company recognized compensation expense relating to its restricted stock awards of approximately $1.8 million, $0.4 million and $0.1 million in 2004, 2003 and 2002, respectively. (See Note 10).

Revenue and gain recognition

The Company recognizes sales at the time the sale is made to the customer. The Company records gain contingencies when realized.

Advertising costs

Advertising costs are expensed as incurred and were $7.9 million, $5.4 million and $7.1 million in 2004, 2003 and 2002, respectively.  These costs primarily related to targeted circulars supporting new stores and in-store signage.

Interest during construction

To assure that interest costs properly reflect only that portion relating to current operations, interest on borrowed funds during the construction of property and equipment is capitalized.  Interest costs capitalized were approximately $3.6 million, $0.2 million and $0.1 million in 2004, 2003 and 2002, respectively.

Income taxes

The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, the asset and liability method is used for computing future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.  Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities.

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

 Accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. This new standard will be effective for public companies for interim or annual periods beginning after June 15, 2005. Companies can adopt the new standard in one of two ways: (i) the modified prospective application, in which a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or (ii) the modified retrospective application, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. The Company expects to adopt SFAS No. 123R during the third quarter of 2005, using the modified prospective application and expects to incur incremental expense associated with the adoption of approximately $4 million to $8 million in 2005. See “Stock-based compensation” above for additional disclosures pertaining to the pro forma effects of stock option grants as determined using the methodology prescribed under SFAS No. 123.

Reclassifications

Certain reclassifications of the 2003 and 2002 amounts have been made to conform to the 2004 presentation, including the reclassification of certain short-term investments which were previously classified as cash and cash equivalents as further described above.

2.

Restatement of Financial Statements

Following a review of the Company’s lease accounting and leasehold amortization practices, the Company identified areas where its practices differed from the views expressed by the Securities and Exchange Commission (“SEC”) in a letter released on February 7, 2005. The Company determined that it would change its practices, as discussed below, to conform to the SEC’s views and GAAP. The Company determined that, because the cumulative adjustments resulting from these corrections would have been material to the financial statements for the year ended January 28, 2005, it was required to restate its financial statements for fiscal years 2000 through 2003 (the “Restatement”). The Restatement was technically required even though the adjustments for each individual year are not material to that year’s previously reported results (including previously reported 2004 results) and have no impact on the Company’s current or future cash flows.

Previously, the Company amortized all leasehold improvements over eight years, which was estimated to be the approximate useful life of the asset to the Company, given the nature of the assets and historical lease renewal practices. Under the corrected method, the Company has changed its practice to amortize leasehold improvements over the shorter of eight years or the applicable non-cancelable lease term. In addition, the Company previously recognized straight-line rent expense for leases beginning on the earlier of the store opening date or the rent payment commencement date, which had the effect of excluding the period used for preparing the store for opening (approximately 30 days) from the calculation of the period over which rent was expensed. Under the corrected method, the Company has changed its practice to include the period of time needed to prepare the store for opening in its calculation of straight-line rent.

The following is a summary of the line items impacted by the Restatement for the 2003 Consolidated Balance Sheet and the 2003 and 2002 Consolidated Statements of Income and Shareholders’ Equity (in thousands, except per share data):

	January 30, 2004
	As Previously Reported	Adjustments	Restated
Net property and equipment	$989,224	$(31,592)	$957,632
Accrued expenses and other	297,616	5,540	303,156
Deferred income tax liability (long-term)	66,650	(14,511)	52,139
Retained earnings	1,037,409	(22,621)	1,014,788
Total shareholders' equity	1,576,920	(22,621)	1,554,299
Total liabilities and shareholders' equity	2,652,709	(31,592)	2,621,117

	January 31, 2003
	As Previously Reported	Adjustments	Restated
Total shareholders’ equity	$1,288,068	$(20,623)	$1,267,445

	February 1, 2002
	As Previously Reported	Adjustments	Restated
Total shareholders’ equity	$1,041,718	$(18,028)	$1,023,690

	For the year ended January 30, 2004
	As Previously Reported	Adjustments	Restated
Selling, general and administrative	$1,496,866	$3,237	$1,500,103
Operating profit	511,263	(3,237)	508,026
Income before income taxes	479,760	(3,237)	476,523
Income taxes	178,760	(1,239)	177,521
Net income	301,000	(1,998)	299,002
Diluted earnings per share	0.89	-	0.89

	For the year ended January 31, 2003
	As Previously Reported	Adjustments	Restated
Selling, general and administrative	$1,296,542	$4,289	$1,300,831
Operating profit	457,265	(4,289)	452,976
Income before income taxes	414,626	(4,289)	410,337
Income taxes	149,680	(1,694)	147,986
Net income	264,946	(2,595)	262,351
Diluted earnings per share	0.79	-	0.78

3.

Property and equipment

Property and equipment is recorded at cost and summarized as follows:

(In thousands)	2004	2003
Land and land improvements	$145,194	$145,605
Buildings	333,667	333,765
Leasehold improvements	191,103	170,895
Furniture, fixtures and equipment	1,196,094	1,039,946
Construction in progress	74,277	19,511
	1,940,335	1,709,722
Less accumulated depreciation and amortization	859,497	752,090
Net property and equipment	$1,080,838	$957,632

Depreciation expense related to property and equipment was approximately $163.1 million, $150.9 million and $139.0 million in 2004, 2003 and 2002, respectively. Amortization of capital lease assets is included in depreciation expense.

4.

Accrued expenses and other

Accrued expenses and other consist of the following:

(In thousands)	2004	2003
Compensation and benefits	$72,815	$78,374
Insurance	118,326	97,104
Taxes (other than taxes on income)	39,639	35,859
Other	103,109	91,819
	$333,889	$303,156

5.

Income taxes

The provision for income taxes consists of the following:

(In thousands)	2004	2003	2002
Current:
Federal	$155,497	$145,072	$55,646
Foreign	1,169	-	-
State	8,150	13,838	11,167
	164,816	158,910	66,813
Deferred:
Federal	21,515	17,224	81,741
Foreign	21	-	-
State	4,215	1,387	(568)
	25,751	18,611	81,173
	$190,567	$177,521	$147,986

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

	2004		2003		2002
U.S. federal statutory rate on earnings before income taxes	$187,165	35.0%	$166,783	35.0%	$143,618	35.0%
State income taxes, net of federal income tax benefit	8,168	1.5%	10,773	2.3%	6,426	1.6%
Jobs credits, net of federal income taxes	(5,544)	(1.0)%	(3,817)	(0.8)%	(2,745)	(0.7)%
Increase (decrease) in valuation allowance	(106)	(0.0)%	(582)	(0.1)%	463	0.1%
Non-deductible penalty (see Note 8)	-	-	3,500	0.7%	-	-
Other	884	0.1%	864	0.2%	224	0.1%
	$190,567	35.6%	$177,521	37.3%	$147,986	36.1%

Sources of deferred tax assets and deferred tax liabilities are as follows:

(In thousands)	2004	2003
Deferred tax assets:
Deferred compensation expense	$17,310	$20,466
Accrued expenses and other	8,889	7,521
Workers compensation-related insurance liabilities	25,950	9,198
Deferred gain on sale/leasebacks	2,624	2,775
Other	3,755	4,105
State tax net operating loss carryforwards	9,180	9,916
State tax credit carryforwards	1,982	1,568
	69,690	55,549
Less valuation allowance	(2,126)	(2,232)
Total deferred tax assets	67,564	53,317
Deferred tax liabilities:
Property and equipment	(82,807)	(60,091)
Inventories	(31,635)	(14,017)
Other	(599)	(935)
Total deferred tax liabilities	(115,041)	(75,043)
Net deferred tax liabilities	$(47,477)	$(21,726)

State net operating loss carryforwards as of January 28, 2005, totaled approximately $223 million and will expire between 2005 and 2024.  The Company also has state credit carryforwards of approximately $3.0 million that will expire between 2006 and 2016.  The valuation allowance has been provided principally for certain state loss carryforwards and state tax credits.  The change in the valuation allowance was a decrease of $0.1 million and $0.6 million and an increase of $0.5 million in 2004, 2003, and 2002, respectively.  Approximately $1.0 million of the 2003 valuation allowance reduction was due to certain state tax law changes during the year which caused the future recognition of certain state tax credit carryforwards to be considered more likely than not to occur, thereby resulting in the reduction of a valuation allowance created in an earlier year.  Based upon expected future income and available tax planning strategies, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company estimates its contingent income tax liabilities based on its assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities. As of January 28, 2005 and January 30, 2004, the Company’s accrual for these contingent liabilities, included in Income taxes payable in the consolidated balance sheets, was approximately $13.5 million and $16.9 million, respectively, and the related accrued interest included in Accrued expenses and other in the consolidated balance sheets was approximately $6.9 million and $6.6 million respectively.

6.

Current and long-term obligations

Current and long-term obligations consist of the following:

(In thousands)	January 28, 2005	January 30, 2004
8 5/8% Notes due June 15, 2010, net of discount of $232 and $275, at January 28, 2005 and January 30, 2004, respectively	$199,768	$199,725
Capital lease obligations (see Note 8)	28,178	38,228
Financing obligations (see Note 8)	43,376	44,054
	271,322	282,007
Less: current portion	(12,860)	(16,670)
Long-term portion	$258,462	$265,337

In June 2004, the Company amended its existing revolving credit facility (the “Credit Facility”). Under the terms of the amendment, the Credit Facility has a current maximum commitment of $250 million and expires in June 2009.  The amended Credit Facility contains provisions that would allow the maximum commitment to be increased to up to $400 million upon mutual agreement of the Company and its lenders. The Credit Facility, as amended, is unsecured. The Company pays interest on funds borrowed under the amended Credit Facility at rates that are subject to change based upon the ratio of the Company’s debt to EBITDA (as defined in the Credit Facility).  The Company has two interest rate options, base rate (which is usually equal to prime rate) or LIBOR.  Under the amended terms of the Credit Facility, the facility fees can range from 12.5 to 37.5 basis points; the all-in drawn margin under the LIBOR option can range from LIBOR plus 87.5 to 212.5 basis points; and the all-in drawn margin under the base rate option can range from the base rate plus 12.5 to 62.5 basis points. During 2004, the Company had peak borrowings of $73.1 million under the Credit Facility, and had no borrowings during 2003. The Credit Facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth ($1.39 billion at January 28, 2005).  As of January 28, 2005, the Company was in compliance with all of these covenants. As of January 28, 2005, the Company had no outstanding borrowings and $8.7 million of standby letters of credit outstanding under the Credit Facility.

At January 28, 2005 and January 30, 2004, the Company had commercial letter of credit facilities totaling $215.0 and $218.0 million, respectively, of which $98.8 million and $111.7 million, respectively, were outstanding for the funding of imported merchandise purchases.

In 2000, the Company issued $200 million principal amount of 8 5/8% Notes due June 2010 (the “Notes”). The Notes require semi-annual interest payments in June and December of each year through June 15, 2010, at which time the entire balance becomes due and payable.  In addition, the Notes may be redeemed by the holders thereof at 100% of the principal amount, plus accrued and unpaid interest, on June 15, 2005.  Although the holders of the Notes have the ability to require the Company to repurchase the notes in June 2005, the Company has classified this debt as long-term due to its intent and ability, in the event it were required to repurchase any portion of the Notes, to refinance this indebtedness on a long-term basis, including through borrowings under the Credit Facility. The Notes contain certain restrictive covenants.  At January 28, 2005, the Company was in compliance with all such covenants.

7.

Earnings per share

The amounts reflected below are in thousands except per share data.

	2004
	Net Income	Shares	Per Share Amount
Basic earnings per share	$344,190	329,376	$1.04
Effect of dilutive stock options		2,692
Diluted earnings per share	$344,190	332,068	$1.04

	2003
	Net Income	Shares	Per Share Amount
Basic earnings per share	$299,002	334,697	$0.89
Effect of dilutive stock options		2,939
Diluted earnings per share	$299,002	337,636	$0.89

	2002
	Net Income	Shares	Per Share Amount
Basic earnings per share	$262,351	333,055	$0.79
Effect of dilutive stock options		1,995
Diluted earnings per share	$262,351	335,050	$0.78

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share was determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, were 7.3 million, 5.1 million and 18.3 million in 2004, 2003, and 2002, respectively.

8.

Commitments and contingencies

As of January 28, 2005, the Company was committed under capital and operating lease agreements and financing obligations for most of its retail stores, four of its DCs, and certain of its furniture, fixtures and equipment.  The majority of the Company’s stores are subject to short-term leases (usually with initial or primary terms of three to five years) with multiple renewal options when available.  The Company also has stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. Approximately half of the stores have provisions for contingent rentals based upon a percentage of defined sales volume.  Certain leases contain restrictive covenants.  As of January 28, 2005, the Company was in compliance with such covenants.

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

Future minimum payments as of January 28, 2005, for capital leases, financing obligations and operating leases are as follows:

(In thousands)	Capital leases	Financing obligations	Operating leases
2005	$13,966	$9,283	$251,462
2006	7,400	9,354	206,635
2007	3,972	9,564	163,001
2008	2,499	9,510	124,567
2009	1,427	8,915	96,302
Thereafter	5,905	136,885	323,078

Total minimum payments	35,169	183,511	$1,165,045
Less: imputed interest	(6,991)	(91,956)
Present value of net minimum lease payments	28,178	91,555
Less: purchased promissory notes	-	(48,179)
	28,178	43,376
Less: current portion, net	(12,021)	(839)
Long-term portion	$16,157	$42,537

Capital leases were discounted at an effective interest rate of approximately 8.8% at January 28, 2005.  The gross amount of property and equipment recorded under capital leases and financing obligations at January 28, 2005 and January 30, 2004, was $183.8 million and $184.4 million, respectively.  Accumulated depreciation on property and equipment under capital leases and financing obligations at January 28, 2005 and January 30, 2004, was $94.5 million and $81.8 million, respectively.

Rent expense under all operating leases was as follows:

(In thousands)	2004	2003	2002
Minimum rentals	$253,364	$217,704	$187,568
Contingent rentals	15,417	14,302	15,500
	$268,781	$232,006	$203,068

Legal proceedings

Restatement-Related Proceedings.  As previously disclosed in the Company’s periodic reports filed with the SEC, the Company restated its audited financial statements for fiscal years 1999 and 1998, and certain unaudited financial information for fiscal year 2000, by means of its Form 10-K for the fiscal year ended February 2, 2001, which was filed on January 14, 2002 (the “2001 Restatement”).

The SEC conducted an investigation into the circumstances giving rise to the 2001 Restatement and, on January 8, 2004, the Company received notice that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of the federal securities laws in connection with circumstances relating to the restatement.  The Company subsequently reached an agreement in principle with the SEC staff to settle the matter.  Under the terms of the agreement in principle, the Company, without admitting or denying the allegations in a complaint to be filed by the SEC, will consent to the entry of a permanent civil injunction against future violations of the antifraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules and will pay a

$10 million non-deductible civil penalty. The Company is not entitled to seek reimbursement from its insurers with regard to this settlement.

The Company has been informed that the SEC approved the agreement and intends to file its Complaint and the proposed Final Judgment and Consent and Undertakings of Dollar General Corporation with the United States District Court for the Middle District of Tennessee. The agreement and order are subject to final approval by the Court.  The Company accrued $10 million with respect to the penalty in its financial statements for the year ended January 30, 2004, and this accrual remains outstanding as of January 28, 2005.  The Company can give no assurances that the Court will approve this agreement and order.  If the agreement and order are not approved, the Company could be subject to different or additional penalties, both monetary and non-monetary, which could materially and adversely affect the Company’s financial statements as a whole.

In addition, as previously discussed in the Company’s periodic reports filed with the SEC, the Company settled in the second quarter of 2002 the lead shareholder derivative action relating to the 2001 Restatement that had been filed in Tennessee State Court.  All other pending state and federal derivative cases were subsequently dismissed during the third quarter of fiscal 2002. The settlement of the shareholder derivative lawsuits resulted in a net payment to the Company, after attorney’s fees payable to the plaintiffs’ counsel, of approximately $25.2 million, which was recorded as income during the third quarter of 2002. The Company also settled the federal consolidated 2001 Restatement-related class action lawsuit in the second quarter of fiscal 2002. The $162 million settlement, which was expensed in the fourth quarter of 2000, was paid in the first half of fiscal 2002. The Company received from its insurers $4.5 million in respect of such settlement in July 2002, which was recorded as income during the second quarter of 2002.

Plaintiffs representing fewer than 1% of the shares traded during the class period chose to opt out of the federal class action settlement. One such plaintiff chose to pursue recovery against the Company individually.  In 2002, the Company settled and paid that claim and recognized an expense of $0.2 million in respect of that agreement.

Other Litigation.  On March 14, 2002, a complaint was filed in the United States District Court for the Northern District of Alabama (Edith Brown, on behalf of herself and others similarly situated v. Dolgencorp. Inc., and Dollar General Corporation, CV02-C-0673-W (“Brown”)) to commence a collective action against the Company on behalf of current and former salaried store managers.  The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under the Fair Labor Standards Act (“FLSA”).  Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.

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

Three additional lawsuits, Tina Depasquales v. Dollar General Corp. (Southern District of Georgia, Savannah Division, CV 404-096, filed May 12, 2004), Karen Buckley v. Dollar General Corp. (Southern District of Ohio, C-2-04-484, filed June 8, 2004), and Sheila Ann Hunsucker v. Dollar General Corp. et al. (Western District of Oklahoma, Civ-04-165-R, filed February 19, 2004), were filed asserting essentially the same claims as the Brown case, all of which have since been consolidated in the Northern District of Alabama where the Brown litigation is pending. The Company believes that the consolidation will not affect the scheduling order or extend any of the deadlines in the Brown case.

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

9.

Benefit plans

Effective January 1, 1998, the Company established a 401(k) savings and retirement plan.  Balances in two earlier plans were transferred into this plan.  All employees who had completed 12 months of service, worked 1,000 hours per year, and were at least 21 years of age were eligible to participate in the plan.  Employee contributions, up to 6% of annual compensation, were matched by the Company at the rate of $0.50 on the dollar.  The Company also contributed a discretionary amount annually to the plan equal to 2% of each employee’s annual compensation. Effective January 1, 2003, the plan was amended to allow all eligible employees to participate in the plan and to contribute up to 25% of annual compensation from their date of hire up to a maximum of $12,000 in calendar year 2003 and a maximum of $13,000 in calendar year 2004; the Company match of employee contributions was changed to a rate of $1.00 for each $1.00 contributed up to 5% of annual salary (upon completion of 12 months and a minimum of 1,000 hours of service); and the Company’s discretionary annual contribution to the plan of 2% of annual compensation was eliminated.  Effective January 1, 2005, the plan was amended to allow for catch-up employee contributions and to clarify certain provisions.  All active employees are fully vested in all contributions to the plan.  Expense for the plan was approximately $4.9 million in 2004, $2.7 million in 2003 and $5.9 million in 2002.

Effective January 1, 1998, the Company also established a supplemental retirement plan and a compensation deferral plan for a select group of management and highly compensated employees.  The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and job grade.  Under the compensation deferral plan, participants may defer up to 65% of base pay (reduced by any deferrals to the 401(k) Plan) and up to 100% of bonus pay and the Company matches base pay deferrals at a rate of 100% of base pay deferral, up to 5% of annual salary, offset by the amount of match in the 401(k) Plan.  Effective January 1, 2000, both the supplemental retirement plan and compensation deferral plan were amended and restated so that such plans were combined into one master plan document. Effective January 1, 2003, the plan document was amended to clarify certain provisions and to mirror the 401(k) plan employer contribution provisions that became effective on January 1, 2003, as described above. Effective November 1, 2004, the plan document was amended to modify eligibility, comply with pending federal legislation, and enhance investment offerings.  An employee may be designated for participation in one or both of the plans, according to the eligibility requirements of the plans.  All participants are 100% vested in their compensation deferral plan accounts.  Supplemental retirement plan accounts generally vest at the earlier of the participant’s attainment of age 50 or the participant’s being credited with 10 or more “years of service” or upon termination of employment due to death or “total and permanent disability” or upon a “change in control,” all as defined in the plan.  Compensation expense for these plans was approximately $0.6 million in 2004, $0.5 million in 2003 and $0.2 million in 2002.

Beginning September 2000, the supplemental retirement plan and compensation deferral plan assets are invested at the option of the participant in either an account that mirrors the performance of a fund or funds selected by the Compensation Committee of the Company’s Board of Directors or its delegate (the “Mutual Fund Options”), or in an account which mirrors the performance of the Company’s common stock (the “Common Stock Option”).  Pursuant to a provision in the November 1, 2004 amendment that was effective January 1, 2005, investments in the Common Stock Option cannot be subsequently diversified and investments in the Mutual Fund Options cannot be subsequently transferred into the Common Stock Option.

In accordance with a participant’s election, a participant’s compensation deferral plan and supplemental retirement plan account balances will be paid in cash by (a) lump sum, (b) monthly installments over a 5, 10 or 15-year period or (c) a combination of lump sum and installments. The vested amount will be payable at the time designated by the plan upon the participant’s termination of employment or retirement, except that participants may elect to receive an in-service lump sum distribution of vested amounts credited to the compensation deferral account, provided that the date of distribution is a date that is no sooner than five years after the end of the year in which amounts are deferred. In addition, a participant who is an employee may request to receive an “unforeseeable emergency hardship” in-service lump sum distribution of vested amounts credited to his compensation deferral account. Effective January 1, 2005 for active participants, account balances deemed to be invested in the Mutual Fund Options are payable in cash and account balances deemed to be invested in the Common Stock Option are payable in shares of Dollar General common stock and cash in lieu of fractional shares.  Prior to January 1, 2005, all account balances were payable in cash.

The Mutual Funds Options are stated at fair market value, which is based on quoted market prices, and are included in Other current assets.  In accordance with EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” the Company’s stock is recorded at historical cost and included in Other shareholders’ equity.  The deferred compensation liability related to the Company stock for active plan participants was reclassified to stockholders’ equity and subsequent changes to the fair value of the obligation will not be recognized, in accordance with the provisions of EITF 97-14. The deferred compensation liability related to the Mutual Funds Options is recorded at the fair value of the investments held in the trust and is included in Accrued expenses and other in the consolidated balance sheets.

During 2003, the Company established two supplemental executive retirement plans, each with one executive participant.  During 2004, one of these plans was terminated in connection with the termination of that participant’s employment.  The Company accounts for the remaining plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, as amended by SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and supplemented by SFAS No. 130, “Reporting Comprehensive Income”, but has not included additional disclosures due to their immateriality.

Non-employee directors may defer all or a part of any fees normally paid by the Company to them pursuant to a voluntary nonqualified compensation deferral plan.  The compensation eligible for deferral includes the annual retainer, meeting and other fees, as well as any per diem compensation for special assignments, earned by a director for his or her service to the Company’s Board of Directors or one of its committees.  The compensation deferred is credited to a liability account, which is then invested at the option of the director, in either an account that mirrors the performance of a fund selected by the Compensation Committee (the “Mutual Fund Options”), or in an account which mirrors the performance of the Company’s common stock (the “Common Stock Option”).  In accordance with a director’s election, the deferred compensation will be paid in a lump sum or in monthly installments over a 5, 10 or 15-year period, or a combination of both, at the time designated by the plan upon a director’s resignation or termination from the Board. However, a director may request to receive an “unforeseeable emergency hardship” in-service lump sum distribution of amounts credited to his account in accordance with the terms of the directors’ deferral plan.  All deferred compensation will be immediately due and payable upon a “change in control” (as defined in the directors’ deferral plan) of the Company. Effective January 1, 2005, account balances deemed to be invested in the Mutual Fund Options are payable in cash and account balances deemed to be invested in the Common Stock Option are payable in shares of Dollar General common stock and cash in lieu of fractional shares.  Prior to January 1, 2005, all account balances were payable in cash.

10.

Stock-based compensation

The Company has a shareholder-approved stock incentive plan under which restricted stock, restricted stock units, stock options and other equity-based awards may be granted to officers, directors and key employees.

All stock options granted in 2004, 2003 and 2002 under the terms of the Company’s stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant.  Non-qualified options granted under these plans have expiration dates no later than 10 years following the date of grant.

Under the plan, stock option grants are made to key management employees including officers, as well as other employees, as determined by the Compensation Committee of the Board of Directors.  The number of options granted is directly linked to the employee’s job classification.  Beginning in 2002, vesting provisions for options granted under the plan changed from a combination of Company performance-based vesting and time-based vesting to time-based vesting only.  All options granted in 2004, 2003 and 2002 under the plan vest ratably over a four-year period, except for a grant made to the CEO in 2003, two-thirds of which vested after one year and one-third of which vests after two years.

Under the plan, restricted stock and restricted stock units (which represent the right to receive one share of common stock for each unit upon vesting) may be granted to employees, including officers, as determined by the Compensation Committee of the Board of Directors. In addition, the plan provides for the automatic annual grant of 4,600 restricted stock units to each non-employee director.  In 2004 and 2003, the Company awarded a total of 166,300 and 50,000 shares of restricted stock and restricted stock units to certain plan participants at a weighted average fair value of $19.26 and $19.37 per share, respectively.  The difference between the market price of the underlying stock on the date of grant and the purchase price, which was set at zero for all restricted stock and restricted stock unit awards in 2004 and 2003, was recorded as unearned compensation expense, which is a component of Other shareholders’ equity, and is being amortized to expense on a straight-line basis over the restriction period.  The restricted stock and restricted stock units granted to employees in 2004 and 2003 under the plan vest and become payable ratably over a three-year period.  The restricted stock units granted to outside directors generally vest one year after the grant date subject to acceleration of vesting upon retirement or other circumstances set forth in the plan, but no payout shall be made until the individual has ceased to be a member of the Board of Directors.  Under the stock incentive plan, recipients of restricted stock are entitled to receive cash dividends and to vote their respective shares, but are prohibited from selling or transferring restricted shares prior to vesting.  Recipients of restricted stock units are entitled to accrue dividend equivalents on the units but are not entitled to vote, sell or transfer the shares underlying the units prior to both vesting and payout.  The maximum number of shares of restricted stock or restricted stock units eligible for issuance under the terms of this plan has been capped at 4,000,000.  At January 28, 2005, 3,763,451 shares of restricted stock or restricted stock units were available for grant under the plan.

During 2003, the Company also granted stock options and restricted stock in transactions that were not made under the stock incentive plan. The Company awarded 78,865 shares of restricted stock as a material inducement to employment to its CEO at a fair value of $12.68 per share.  The difference between the market price of the underlying stock and the purchase price on the date of grant, which was set as zero for this restricted stock award, was recorded as unearned compensation expense, and is being amortized to expense on a straight-line basis over the restriction period of five years.  The CEO is entitled to receive cash dividends and to vote these shares, but is prohibited from selling or transferring shares prior to vesting.  Also during the first quarter of 2003, the Company awarded the CEO, as a material inducement to employment, an option to purchase 500,000 shares at an exercise price of $12.68 per share. The option generally vests at a rate of 166,666 shares on the second anniversary of the grant date and 333,334 shares on the third anniversary of the grant date, subject to accelerated vesting as provided in Mr. Perdue’s Employment Agreement or in the plan.  The option will terminate no later than 10 years from the grant date.

Pro forma information regarding net income and earnings per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method of SFAS No. 123. The fair value of options granted during 2004, 2003 and 2002 was $6.36, $5.45 and $6.15, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	0.9%	0.9%	0.8%
Expected stock price volatility	35.5%	36.9%	35.3%
Weighted average risk-free interest rate	3.5%	2.7%	3.9%
Expected life of options (years)	5.0	3.7	6.5

A summary of the balances and activity for all of the Company’s stock option awards for the last three fiscal years is presented below:

	Shares Issued	Weighted Average Exercise Price
Balance, February 1, 2002	25,970,762	$15.65
Granted	4,146,986	15.83
Exercised	(690,515)	6.90
Canceled	(2,510,662)	17.35
Balance, January 31, 2003	26,916,571	15.73
Granted	4,705,586	18.39
Exercised	(4,240,438)	11.68
Canceled	(2,450,429)	17.76
Balance, January 30, 2004	24,931,290	16.75
Granted	2,250,900	18.88
Exercised	(2,874,828)	11.87
Canceled	(1,758,030)	18.97
Balance, January 28, 2005	22,549,332	$17.42

The following table summarizes information about all stock options outstanding at January 28, 2005:

	Options Outstanding			Options Exercisable
Range of	Number	Weighted Average Remaining	Weighted Average	Number	Weighted Average Exercise
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
$ 4.27 - $10.68	1,107,229	1.8	$ 6.83	1,051,419	$ 6.74
$10.73 - $17.31	9,268,565	5.9	14.86	6,060,665	14.90
$17.64 - $23.90	12,173,538	6.4	20.33	6,724,375	20.78
$ 4.27 - $23.90	22,549,332	6.0	$ 17.42	13,836,459	$ 17.14

At January 28, 2005, there were approximately 8.3 million shares available for grant under the Company’s stock incentive plan.  At January 30, 2004 and January 31, 2003, respectively, there were approximately 15.0 million and 17.0 million exercisable options outstanding.

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

On November 30, 2004, the Board of Directors authorized the Company to repurchase up to 10 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program was to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases generally will be undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation. This authorization expires November 30, 2005. During 2004, the Company purchased approximately 0.5 million shares pursuant to this authorization at a total cost of $10.9 million.

On March 13, 2003, the Board of Directors authorized the Company to repurchase up to 12 million shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program is consistent with the November 2004 repurchase program as described above. This authorization expired March 13, 2005. During 2003, approximately 1.5 million shares were repurchased at a total cost of $29.7 million. During 2004, the Company purchased approximately 10.5 million shares at a total cost of $198.4 million. As of January 28, 2005, approximately 12.0 million shares had been purchased, substantially completing this share repurchase authorization.

12.

Related party transactions

 In 2002, Cal Turner, the Company’s then Chairman and Chief Executive Officer, made voluntary payments to the Company totaling approximately $6.8 million in cash.  Of such amount, approximately $6.0 million represented the value on April 10, 2002 of stock Mr. Turner acquired on April 7, 1999 and April 20, 2000 upon the exercise of stock options (net of the strike price of such options) and approximately $0.8 million represented the value of performance-based bonuses received by Mr. Turner in April 1999 and April 2000.  Mr. Turner voluntarily paid such amounts to the Company because the options vested and the performance bonuses were paid based on performance measures that were attained under the Company’s originally reported financial results for the period covered by the 2001 Restatement.  Those measures would not have been attained under the subsequently restated results.  The Company recorded the approximately $6.0 million receipt as a contribution of capital, which was recorded as an increase in Additional paid-in capital included in shareholders’ equity as of January 31, 2003.  The Company recorded the approximately $0.8 million receipt as a reduction of SG&A expenses during the third quarter of 2002.

13.

Segment reporting

The Company manages its business on the basis of one reportable segment.  See Note 1 for a brief description of the Company’s business.  As of January 28, 2005, all of the Company’s operations were located within the United States with the exception of an immaterial Hong Kong subsidiary formed to assist in the process of importing certain merchandise that began operations in early 2004.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

(In thousands)	2004	2003	2002
Classes of similar products:
Net sales:
Highly consumable	$4,825,051	$4,206,878	$3,674,929
Seasonal	1,263,991	1,156,114	994,250
Home products	879,476	860,867	808,518
Basic clothing	692,409	648,133	622,707
	$7,660,927	$6,871,992	$6,100,404

14.

Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended January 28, 2005 and January 30, 2004.  Each quarter listed below was a 13-week accounting period.  Amounts are in thousands except per share data.

Quarter	First	Second	Third	Fourth
2004:
Net sales	$1,747,959	$1,836,243	$1,879,187	$2,197,538
Gross profit	512,250	536,980	553,985	659,977
Net income	67,849	71,322	71,126	133,893
Diluted earnings per share	0.20	0.22	0.22	0.41
Basic earnings per share	0.20	0.22	0.22	0.41

2003:
Net sales	$1,569,064	$1,651,094	$1,685,346	$1,966,488
Gross profit	451,906	472,830	516,897	576,496
Net income	60,332	59,936	77,903	100,831
Diluted earnings per share	$0.18	$0.18	$0.23	$0.30
Basic earnings per share	$0.18	$0.18	$0.23	$0.30

The second quarter 2004 net income and related per share amounts above include a favorable income tax adjustment of approximately $6.2 million which resulted from net reductions in certain contingent income tax liabilities. The fourth quarter 2003 net income and related per share amounts above include the accrual of a nondeductible civil penalty of $10.0 million related to the preliminary settlement of an SEC investigation (see Note 8). As discussed in Note 2, the Company restated its financial statements, reducing its previously reported 2003 net income by $2.0 million, which is reflected in the fourth quarter above. The third quarter 2003 net income and related per share amounts above include a favorable, non-recurring pre-tax inventory adjustment of approximately $7.8 million based upon the utilization of information provided by the Company’s new item level perpetual inventory system.

15.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for its not-for-profit subsidiary whose assets and revenues are not material, (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company.  In order to participate as a subsidiary guarantor on certain of the Company’s financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain a minimum balance of stockholders’ equity of $50 million in excess of the Company’s debt it has guaranteed, or $500 million as of January 28, 2005.  The subsidiary of the Company was in compliance with such agreement as of January 28, 2005.

The following consolidating schedules present condensed financial information on a combined basis.  Dollar amounts are in thousands.

	As of January 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$127,170	$105,660	$-	$232,830
Short-term investments	42,425	500	-	42,925
Merchandise inventories	-	1,376,537	-	1,376,537
Deferred income taxes	10,024	14,884	-	24,908
Prepaid expenses and other current assets	23,305	1,740,029	(1,709,632)	53,702
Total current assets	202,924	3,237,610	(1,709,632)	1,730,902

Property and equipment, at cost	184,618	1,755,717	-	1,940,335
Less accumulated depreciation and amortization	78,661	780,836	-	859,497
Net property and equipment	105,957	974,881	-	1,080,838

Other assets, net	3,376,578	58,373	(3,405,687)	29,264

Total assets	$3,685,459	$4,270,864	$(5,115,319)	$2,841,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$4,399	$8,461	$-	$12,860
Accounts payable	1,763,024	355,904	(1,709,601)	409,327
Accrued expenses and other	37,378	296,511	-	333,889
Income taxes payable	-	69,647	(31)	69,616
Total current liabilities	1,804,801	730,523	(1,709,632)	825,692

Long-term obligations	190,769	1,261,998	(1,194,305)	258,462

Deferred income taxes	5,424	66,961	-	72,385

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	164,086	23,853	(23,853)	164,086
Additional paid-in capital	421,600	1,243,468	(1,243,468)	421,600
Retained earnings	1,102,457	944,061	(944,061)	1,102,457
Accumulated other comprehensive loss	(973)	-	-	(973)
	1,687,170	2,211,382	(2,211,382)	1,687,170
Other shareholders’ equity	(2,705)	-	-	(2,705)
Total shareholders’ equity	1,684,465	2,211,382	(2,211,382)	1,684,465

Total liabilities and shareholders’ equity	$3,685,459	$4,270,864	$(5,115,319)	$2,841,004

	As of January 30, 2004 (Restated)
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$285,007	$60,892	$-	$345,899
Short-term investments	67,225	1,501	-	68,726
Merchandise inventories	-	1,157,141	-	1,157,141
Deferred income taxes	15,412	15,001	-	30,413
Prepaid expenses and other current assets	21,363	2,323,390	(2,294,717)	50,036
Total current assets	389,007	3,557,925	(2,294,717)	1,652,215

Property and equipment, at cost	183,843	1,525,879	-	1,709,722
Less accumulated depreciation and amortization	81,281	670,809	-	752,090
Net property and equipment	102,562	855,070	-	957,632

Other assets, net	3,668,873	41,247	(3,698,850)	11,270

Total assets	$4,160,442	$4,454,242	$(5,993,567)	$2,621,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$7,772	$8,898	$-	$16,670
Accounts payable	2,350,375	323,251	(2,289,835)	383,791
Accrued expenses and other	48,394	254,764	(2)	303,156
Income taxes payable	-	50,605	(4,880)	45,725
Total current liabilities	2,406,541	637,518	(2,294,717)	749,342

Long-term obligations	194,306	1,892,342	(1,821,311)	265,337

Deferred income taxes	5,296	46,843	-	52,139

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	168,095	23,853	(23,853)	168,095
Additional paid-in capital	376,930	1,243,478	(1,243,478)	376,930
Retained earnings	1,014,788	610,208	(610,208)	1,014,788
Accumulated other comprehensive loss	(1,161)	-	-	(1,161)
	1,558,652	1,877,539	(1,877,539)	1,558,652
Other shareholders’ equity	(4,353)	-	-	(4,353)
Total shareholders’ equity	1,554,299	1,877,539	(1,877,539)	1,554,299

Total liabilities and shareholders’ equity	$4,160,442	$4,454,242	$(5,993,567)	$2,621,117

	For the year ended January 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

STATEMENTS OF INCOME:
Net sales	$171,369	$7,660,927	$(171,369)	$7,660,927
Cost of goods sold	-	5,397,735	-	5,397,735
Gross profit	171,369	2,263,192	(171,369)	2,263,192
Selling, general and administrative	138,111	1,739,474	(171,369)	1,706,216
Operating profit	33,258	523,718	-	556,976
Interest income	(6,182)	(393)	-	(6,575)
Interest expense	21,435	7,359	-	28,794
Income before income taxes	18,005	516,752	-	534,757
Income taxes	7,667	182,900	-	190,567
Equity in subsidiaries’ earnings, net of taxes	333,852	-	(333,852)	-
Net income	$344,190	$333,852	$(333,852)	$344,190

	For the year ended January 30, 2004 (Restated)
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

STATEMENTS OF INCOME:
Net sales	$169,467	$6,871,992	$(169,467)	$6,871,992
Cost of goods sold	-	4,853,863	-	4,853,863
Gross profit	169,467	2,018,129	(169,467)	2,018,129
Selling, general and administrative	132,445	1,537,125	(169,467)	1,500,103
Penalty expense	10,000	-	-	10,000
Operating profit	27,022	481,004	-	508,026
Interest income	(3,720)	(383)	-	(4,103)
Interest expense	25,336	10,270	-	35,606
Income before income taxes	5,406	471,117	-	476,523
Income taxes	6,560	170,961	-	177,521
Equity in subsidiaries’ earnings, net of taxes	300,156	-	(300,156)	-
Net income	$299,002	$300,156	$(300,156)	$299,002

	For the year ended January 31, 2003 (Restated)
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

STATEMENTS OF INCOME:
Net sales	$130,152	$6,100,404	$(130,152)	$6,100,404
Cost of goods sold	-	4,376,138	-	4,376,138
Gross profit	130,152	1,724,266	(130,152)	1,724,266
Selling, general and administrative	114,903	1,316,080	(130,152)	1,300,831
Litigation settlement proceeds	(29,541)	-	-	(29,541)
Operating profit	44,790	408,186	-	452,976
Interest income	(3,213)	(1,092)	-	(4,305)
Interest expense	30,143	16,801	-	46,944
Income before income taxes	17,860	392,477	-	410,337
Income taxes	6,634	141,352	-	147,986
Equity in subsidiaries’ earnings, net of taxes	251,125	-	(251,125)	-
Net income	$262,351	$251,125	$(251,125)	$262,351

	For the year ended January 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$344,190	$333,852	$(333,852)	$344,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,181	147,297	-	164,478
Deferred income taxes	5,516	20,235	-	25,751
Tax benefit from stock option exercises	9,657	-	-	9,657
Equity in subsidiaries’ earnings, net	(333,852)	-	333,852	-
Change in operating assets and liabilities:
Merchandise inventories	-	(219,396)	-	(219,396)
Prepaid expense and other current assets	652	(4,318)	-	(3,666)
Accounts payable	10,665	11,593	-	22,258
Accrued expenses and other	(8,351)	43,399	-	35,048
Income taxes	4,751	19,042	-	23,793
Other	(3,126)	(9,251)	-	(12,377)
Net cash provided by operating activities	47,283	342,453	-	389,736

Cash flows from investing activities:
Purchases of property and equipment	(20,443)	(271,729)	-	(292,172)
Purchases of short-term investments	(220,200)	(1,500)	-	(221,700)
Sales of short-term investments	245,000	2,501	-	247,501
Proceeds from sale of property and equipment	3	3,321	-	3,324
Net cash provided by (used in) investing activities	4,360	(267,407)	-	(263,047)

Cash flows from financing activities:
Borrowings under revolving credit facility	195,000	-	-	195,000
Repayments of borrowings under revolving credit facility	(195,000)	-	-	(195,000)
Repayments of long-term obligations	(7,847)	(4,692)	-	(12,539)
Payment of cash dividends	(52,682)	-	-	(52,682)
Proceeds from exercise of stock options	34,128	-	-	34,128
Repurchases of common stock	(209,295)	-	-	(209,295)
Changes in intercompany note balances, net	25,586	(25,586)	-	-
Other financing activities	630	-	-	630
Net cash used in financing activities	(209,480)	(30,278)	-	(239,758)

Net increase (decrease) in cash and cash equivalents	(157,837)	44,768	-	(113,069)
Cash and cash equivalents, beginning of year	285,007	60,892	-	345,899
Cash and cash equivalents, end of year	$127,170	$105,660	-	$232,830

	For the year ended January 30, 2004 (Restated)
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$299,002	$300,156	$(300,156)	$299,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,961	134,496	-	154,457
Deferred income taxes	(2,102)	20,713	-	18,611
Tax benefit from stock option exercises	14,565	-	-	14,565
Equity in subsidiaries’ earnings, net	(300,156)	-	300,156	-
Change in operating assets and liabilities:
Merchandise inventories	-	(34,110)	-	(34,110)
Prepaid expenses and other current assets	(7,323)	(8,981)	-	(16,304)
Accounts payable	(50,489)	83,754	-	33,265
Accrued expenses and other	15,752	44,771	-	60,523
Income taxes	4,079	(25,543)	-	(21,464)
Other	1,610	3,556	-	5,166
Net cash provided by (used in) operating activities	(5,101)	518,812	-	513,711

Cash flows from investing activities:
Purchases of property and equipment	(15,526)	(124,613)	-	(140,139)
Purchases of short-term investments	(199,950)	(2,000)	-	(201,950)
Sales of short-term investments	132,725	2,000	-	134,725
Purchase of promissory notes	(49,582)	-	-	(49,582)
Proceeds from sale of property and equipment	39	230	-	269
Contribution of capital	(10)	-	10	-
Net cash used in investing activities	(132,304)	(124,383)	10	(256,677)

Cash flows from financing activities:
Repayments of long-term obligations	(7,753)	(8,154)	-	(15,907)
Payment of cash dividends	(46,883)	-	-	(46,883)
Proceeds from exercise of stock options	49,485	-	-	49,485
Repurchases of common stock	(29,687)	-	-	(29,687)
Issuance of common stock, net	-	10	(10)	-
Changes in intercompany note balances, net	384,378	(384,378)	-	-
Other financing activities	73	-	-	73
Net cash provided by (used in) financing activities	349,613	(392,522)	(10)	(42,919)

Net increase in cash and cash equivalents	212,208	1,907	-	214,115
Cash and cash equivalents, beginning of year	72,799	58,985	-	131,784
Cash and cash equivalents, end of year	$285,007	$60,892	$-	$345,899

	For the year ended January 31, 2003 (Restated)
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$262,351	$251,125	$(251,125)	$262,351
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,222	123,368	-	138,590
Deferred income taxes	63,204	17,969	-	81,173
Tax benefit from stock option exercises	2,372	-	-	2,372
Litigation settlement	(162,000)	-	-	(162,000)
Equity in subsidiaries’ earnings, net	(251,125)	-	251,125	-
Change in operating assets and liabilities:
Merchandise inventories	-	7,992	-	7,992
Prepaid expenses and other current assets	(5,605)	6,844	-	1,239
Accounts payable	42,617	(24,197)	-	18,420
Accrued expenses and other	(20,857)	36,126	-	15,269
Income taxes	(10,493)	66,951	-	56,458
Other	27,197	(26,767)	-	430
Net cash provided by (used in) operating activities	(37,117)	459,411	-	422,294

Cash flows from investing activities:
Purchases of property and equipment	(12,949)	(120,946)	-	(133,895)
Purchases of short-term investments	-	(2,500)	-	(2,500)
Sales of short-term investments	-	2,500	-	2,500
Proceeds from sale of property and equipment	270	211	-	481
Contribution of capital	(317,602)	-	317,602	-
Net cash used in investing activities	(330,281)	(120,735)	317,602	(133,414)

Cash flows from financing activities:
Repayments of long-term obligations	(73,361)	(323,733)	-	(397,094)
Payment of cash dividends	(42,638)	-	-	(42,638)
Proceeds from exercise of stock options	5,021	-	-	5,021
Issuance of common stock, net	-	317,602	(317,602)	-
Changes in intercompany note balances, net	339,338	(339,338)	-	-
Other financing activities	(5,702)	-	-	(5,702)
Net cash provided by (used in) financing activities	222,658	(345,469)	(317,602)	(440,413)

Net decrease in cash and cash equivalents	(144,740)	(6,793)	-	(151,533)
Cash and cash equivalents, beginning of year	217,539	65,778	-	283,317
Cash and cash equivalents, end of year	$72,799	$58,985	$-	$131,784

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).  As discussed more fully in Management’s Annual Report on Internal Control Over Financial Reporting set out below, management identified a material weakness relating to the Company’s internal controls that arose from the Company’s inappropriate interpretation of GAAP relating to accounting for leases and leasehold improvements. Accordingly, the Company determined to restate certain of its previously issued financial statements to reflect the Company’s correction of those accounting practices. The effects of this restatement are not material to previously reported results and have no impact on the Company’s current or future cash flows.  Based solely on the foregoing facts and circumstances, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were not effective as of January 28, 2005.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance that the controls and procedures will meet their objectives regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 28, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  The assessment identified a material weakness in the Company's internal control that arose from the Company’s inappropriate interpretation of GAAP relating to accounting for leases and leasehold improvements, as described more fully below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As more fully discussed in Note 2 to the Consolidated Financial Statements, the Company restated its previously issued financial statements as a result of correcting its accounting practices relating to the amortization of certain leasehold improvements and the recognition of rent expense. The restatement was technically required even though the adjustments for each individual year are not material to that year’s previously reported results and have no impact on the Company’s current or future cash flows. Near the end of its fiscal year, after reviewing numerous press releases issued by other companies and other public comments pertaining to these topics and after discussing the matter with its external auditors, the Company undertook a new review of its operating lease accounting and leasehold amortization practices. This review, together with the views on the matters expressed by the SEC in a February 7, 2005 letter to the Chairman of the AICPA Center for Public Company Audit Firms, led to the Company’s conclusion that its historical accounting practices in these areas were not in accordance with GAAP. These historical practices were specifically reviewed on several occasions in the past by the Company’s management, external auditors and Audit Committee of the Board of Directors. In addition, the Company’s practices were similar to those used by many other retail and restaurant companies. Although the Company corrected these errors prior to the filing of its Form 10-K for the 2004 fiscal year, thus remediating its only material weakness, they were not effectively remediated prior to January 28, 2005. Accordingly, the Company concluded that it had a material weakness, namely the incorrect interpretation and application of GAAP relating to the two lease-related matters discussed above.

Based on management's assessment, management concluded that, as of January 28, 2005, due solely to the material weakness related to the accounting for leases and leasehold improvements, the Company's internal control over financial reporting was not effective.

Management's assessment of the effectiveness of internal control over financial reporting as of January 28, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting is contained below.

(c)

Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of

Dollar General Corporation

Goodlettsville, Tennessee

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Dollar General Corporation and subsidiaries did not maintain effective internal control over financial reporting as of January 28, 2005, because of the effect of a material weakness in the Company’s internal control that arose from the Company’s incorrect interpretation and application of generally accepted accounting principles relating to accounting for leases and leasehold improvements, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Subsequent to January 28, 2005, management concluded that its historical accounting practices relating to operating leases and leasehold amortization were not in accordance with generally accepted accounting principles due to ineffective controls over the interpretation and application of generally accepted accounting principles.  Management also concluded that such incorrect interpretation and application of generally accepted accounting principles constituted a material weakness in internal control over financial reporting as of January 28, 2005.  As a result of this material weakness in internal control, management concluded that rental expense and leasehold amortization expense, as well as the related balance sheet accounts, were understated and that previously issued financial statements should be restated. See Note 2 to the consolidated financial statements for a full discussion of the effects of these changes to the Company's consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated April 5, 2005 on those consolidated financial statements.

In our opinion, management's assessment that Dollar General Corporation and subsidiaries did not maintain effective internal control over financial reporting as of January 28, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Dollar General Corporation and subsidiaries have not maintained effective internal control over financial reporting as of January 28, 2005, based on the COSO control criteria.

We do not express an opinion or any other form of assurance on management’s statements included in the fourth paragraph of the accompanying Management's Annual Report on Internal Control Over Financial Reporting.

/s/ Ernst & Young LLP

Nashville, Tennessee
April 5, 2005

(d)

Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended January 28, 2005 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  See Management’s Annual Report on Internal Control Over Financial Reporting, set forth in Item 9A(b) above, for a discussion of a change in internal controls effected by management after January 28, 2005 to correct a material weakness arising from its interpretation of GAAP for operating lease accounting and leasehold amortization practices.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company makes available free of charge within the Investing section of its Internet website at www.dollargeneral.com, and in print to any shareholder who requests, the Company’s Corporate Governance Principles, the charters of the standing committees of the Board of Directors, and the Code of Business Conduct and Ethics adopted by the Board and applicable to all Company directors, officers and employees. Requests for copies may be directed to Investor Relations, Dollar General Corporation, 100 Mission Ridge, Goodlettsville, TN 37072, or telephone (615) 855-4000. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, and any waiver from a provision of that Code granted to the Company’s Chief Executive Officer or Chief Financial Officer, on the Company’s Internet website within three business days following the amendment or waiver.  The Company may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to the Company’s Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

The information required by this Item 10 regarding the Company’s directors, director nominees, audit committee financial experts, audit committee, and procedures for shareholders to recommend director nominees is contained under the caption “Proposal 1: Election of Directors—Who are the nominees this year,” “—What are the backgrounds of this year’s nominees,” “—Are there any familial relationships between any of the nominees,” “—What are the standing committees of the Board” and “—Can shareholders nominate directors,” all in the Company’s definitive Proxy Statement to be filed for its 2005 Annual Meeting of Shareholders to be held on May 24, 2005 (the “2005 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement, which information under such caption is incorporated herein by reference. Information required by this Item 10 regarding the Company’s executive officers is contained in

Part I, Item 4A of this Form 10-K, which information under such caption is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive compensation is contained under the captions “Proposal 1: Election of Directors–How are directors compensated” and “Executive Compensation” in the 2005 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Equity Compensation Plan Information.  The following table sets forth information about securities authorized for issuance under the Company’s equity compensation plans (including individual compensation arrangements) as of January 28, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	22,183,881	$17.53	8,311,251

Equity compensation plans not approved by security holders (2)(3)	675,470	$12.68	0

Total(1)(2)	22,859,351	$17.42	8,311,251

(1)

Column (a) represents shares issuable upon exercise of outstanding option and restricted stock unit grants under the 1998 Stock Incentive Plan (as Amended and Restated effective June 2, 2003, as Modified through August 26, 2003) (the “1998 Stock Incentive Plan”), 1995 Employee Stock Incentive Plan, 1993 Employee Stock Incentive Plan, 1989 Employee Stock Incentive Plan, and 1995 Outside Directors Stock Option Plan.  Restricted stock units are settled for shares of the Company’s common stock on a one-for-one basis.  Accordingly, such units have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of 8,311,251 shares reserved for issuance pursuant to the 1998 Stock Incentive Plan (up to 3,763,451 of which remain available for issuance in the form of restricted stock or restricted stock units).

(2)

Column (a) represents shares issuable upon exercise of outstanding option grants pursuant to the Employment Agreement (the “Employment Agreement”), effective as of April 2, 2003, by and between the Company and David A. Perdue, the Company’s Chairman and Chief Executive Officer, as well as shares of phantom stock allocated to an employee’s or a director’s account under the Company’s Compensation Deferral Plan, the Supplemental Retirement Plan and Directors’ Deferred Compensation Plan (the “Deferred Plans”). The number of shares of phantom stock allocated under the Deferred Plans for each deferral is based on the fair market value of the Company’s common stock on the date on which the shares are allocated to the accounts.  The shares of phantom stock are deemed to earn any dividends declared on the Company’s common stock, and additional shares of phantom stock are allocated on the dividend payment date based on the stock’s fair market value.  Neither the Employment Agreement nor any of the Deferred Plans have been approved by the Company’s shareholders.  The number of securities remaining available for issuance under the Deferred Plans at January 28, 2005 is not determinable, since those Plans do not authorize a maximum number of securities, and is not, accordingly, included in column (c) above.  Shares of phantom stock are settled for shares of the Company’s common stock on a one-for-one basis.  Accordingly, such shares have been excluded for purposes of computing the weighted-average exercise price in column (b).

(3)

Excludes shares issuable upon the exercise of an outstanding option grant contemplated by the Employment Agreement, but made under the 1998 Stock Incentive Plan. Those shares instead are included in “Equity compensation plans approved by security holders.”

As previously disclosed, the Company granted to David A. Perdue, as a material inducement to his employment with the Company, 78,865 shares of restricted stock and an option to purchase 500,000 shares of common stock (the “Non-Plan Option”). These grants, along with another option grant under the 1998 Stock Incentive Plan, were made in accordance with the terms of the Employment Agreement.  The Non-Plan Option was granted at an exercise price of $12.68 per share and vests as to 166,666 shares on April 2, 2005 and as to 333,334 shares on April 2, 2006, subject to alternate vesting in the case of death, disability or termination of employment.  The Non-Plan Option will terminate on April 2, 2013, subject to earlier termination upon death, disability or termination of employment.  If Mr. Perdue’s employment is terminated due to death or disability, then the Non-Plan Option will immediately vest and become exercisable and will remain exercisable for a period of one year (in the event of death) or three years (in the event of disability), subject to the earlier termination of the award in accordance with its original termination date. If Mr. Perdue’s employment is terminated by the Company for any reason other than death, disability or cause or if he terminates his employment for good reason, then the Non-Plan Option will immediately vest and become exercisable and will remain exercisable for a period of three months, subject to earlier termination of the award in accordance with its original termination date. If Mr. Perdue’s employment is terminated without cause or if Mr. Perdue resigns for good reason, each within two years following a change in control of the Company, then the Non-Plan Option will immediately vest and become exercisable. If Mr. Perdue retires, he will be allowed to exercise any vested portion of the Non-Plan Option for a period of three years following such retirement, subject to the earlier termination of the award in accordance with its original termination date. If Mr. Perdue’s employment is terminated by the Company for cause, the Non-Plan Option will immediately terminate.

For purposes of the Non-Plan Option, “cause” means any of the reasons below, as determined by at least three-quarters of the entire membership of the Company’s Board of Directors (and as more fully explained in Mr. Perdue’s Employment Agreement):

•

fraud, a violation of securities trading regulations or any act resulting in an SEC investigation which, in each case, the Board determines materially adversely affects the Company or Mr. Perdue’s ability to perform his duties;

•

attendance at work in a state of intoxication or in possession of any prohibited drug or substance which would amount to a criminal offense;

•

assault or other act of violence during the course of employment;

•

conviction of any felony or misdemeanor involving moral turpitude; or

•

the continued failure to perform substantially his duties (other than a failure resulting from incapacity due to disability and excluding any failure, after good faith,

reasonable and demonstrable efforts, to meet performance expectations for any reason).

For purposes of the Non-Plan Option, “disability” means (as more fully described in Mr. Perdue’s Employment Agreement) a long-term disability entitling Mr. Perdue to receive benefits under the Company’s long-term disability plan as then in effect or if no long-term disability plan is in effect or if the plan does not apply to Mr. Perdue, then the inability of Mr. Perdue, as determined by the Company’s Board of Directors, to perform the essential functions of his regular duties and responsibilities with or without reasonable accommodation due to a medically determinable physical or mental illness which has lasted or will reasonably last for a period of 6 consecutive months.

For purposes of the Non-Plan Option, “good reason” means (as more fully described Mr. Perdue’s Employment Agreement):

•

assignment to duties inconsistent in any material respect with Mr. Perdue’s position, authority, duties or responsibilities in effect on April 2, 2003, or any other action which results in a demonstrable diminution of his position, authority, duties or responsibilities, all without Mr. Perdue’s written consent;

•

a reduction in base salary or target bonus level;

•

the Company’s failure to continue any pension or compensation plan or arrangement in which Mr. Perdue participates or the elimination of his participation in any of those plans (except for across-the-board plan changes or terminations similarly affecting at least 95% of all of the Company’s executives, excluding Mr. Perdue’s individual supplemental executive retirement plan);

•

relocation without Mr. Perdue’s consent to any office or location other than metropolitan Nashville, Tennessee;

•

the Company’s material breach of the agreement; or

•

the failure of any successor to all or substantially all of the Company’s business and/or assets to assume and agree to perform the Employment Agreement between Mr. Perdue and the Company in the same manner and to the same extent as the Company would be required to perform if no succession had occurred.

For purposes of the Non-Plan Option, “retirement” means either retirement from active employment with the Company on or after age 65 or retirement from active employment with the Company prior to age 65 with the Company’s express written consent and in accordance with the Company’s early retirement policy (if any) then in effect.

For a description of the material features of the Deferred Plans, please see Note 9 to the Consolidated Financial Statements.

(b)  Other Information.  The information required by this Item 12 regarding security ownership of certain beneficial owners and the Company’s management is contained under the caption “Security Ownership” in the 2005 Proxy Statement, which information under such caption is incorporated herein by reference

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2005 Proxy Statement, which information under such caption is incorporated herein by reference

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 regarding fees paid to the Company’s principal accountant and the pre-approval policies and procedures established by the Audit Committee of the Company’s Board of Directors is contained under the caption “Fees Paid to Auditor” in the 2005 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements (See Item 8).
(b)

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(c)	Exhibits: See Exhibit Index immediately following the signature pages hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 DOLLAR GENERAL CORPORATION

Date: April 12, 2005	By:	/s/ David A. Perdue
David A. Perdue, Chairman and Chief Executive Officer

We, the undersigned directors and officers of the Registrant, hereby severally constitute David A. Perdue and David M. Tehle, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Perdue	Chairman and Chief Executive Officer (Principal Executive Officer)	April 12, 2005
DAVID A. PERDUE

/s/ David M. Tehle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer	April 12, 2005
DAVID M. TEHLE

/s/ David L. Bere	Director	April 12, 2005
DAVID L. BERE

/s/ Dennis C. Bottorff	Director	April 12, 2005
DENNIS C. BOTTORFF

/s/ Barbara L. Bowles	Director	April 12, 2005
BARBARA L. BOWLES

Director
JAMES L. CLAYTON

/s/ Reginald D. Dickson	Director	April 12, 2005
REGINALD D. DICKSON

/s/ E. Gordon Gee	Director	April 12, 2005
E. GORDON GEE

/s/ Barbara M. Knuckles	Director	April 12, 2005
BARBARA M. KNUCKLES

/s/ J. Neal Purcell	Director	April 12, 2005
J. NEAL PURCELL

/s/ James D. Robbins	Director	April 12, 2005
JAMES D. ROBBINS

/s/ David M. Wilds	Director	April 12, 2005
DAVID M. WILDS

EXHIBIT INDEX

3.1

Amended and Restated Charter (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2004, filed March 16, 2004).

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

10.1

Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among Dollar General Corporation, the lenders from time to time parties thereto, Keybank National Association, Bank of America, N.A., U.S. Bank National Association, AmSouth Bank and SunTrust Bank (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004, filed August 26, 2004).

10.2

Sale and Purchase Agreement, dated as of June 1, 2000, among Dollar General Corporation as Lessee and Seller, FU/DG Fulton, LLC, as Lessor, and First Union Commercial Corporation, as Head Lessor (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

10.3

Sale and Purchase Agreement, dated as of June 1, 2000, among Dollar General Corporation as Lessee and Seller, FU/DG Indianola, LLC, as Lessor, and First Union Commercial Corporation, as Head Lessor (incorporated by reference to the Company’s Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

10.4

Lease Agreement, dated as of June 1, 2000, between FU/DG Fulton LLC, as Lessor and Dollar General Corporation, as Lessee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

10.5

First Amendment to Lease Agreement dated as of November 22, 2002, between Townsend Fulton, LLC, as Lessor, and Dollar General Corporation, as Lessee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed March 19, 2003).

10.6

Lease Agreement, dated as of June 1, 2000, between FU/DG Indianola, LLC, as Lessor and Dollar General Corporation, as Lessee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2001, filed January 14, 2002).

10.7

First Amendment to Lease Agreement dated as of November 22, 2002, between Indianola DG Property, LLC, as Lessor, and Dollar General Corporation, as Lessee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 filed March 19, 2003).

10.8

Purchase and Sale Agreement, dated as of May 29, 2003, by and between Dollar General Corporation and Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed August 29, 2003).

10.9

1989 Employee Stock Incentive Plan, as amended (incorporated by reference to the Company’s Proxy Statement for the June 13, 1989, Annual Meeting of Stockholders).*

10.10

1993 Employee Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).*

10.11

1993 Outside Directors Stock Option Plan (incorporated by reference to the Company’s Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).*

10.12

1995 Employee Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).*

10.13

1995 Outside Directors Stock Option Plan (incorporated by reference to the Company’s Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).*

10.14

1998 Stock Incentive Plan, as amended and restated effective June 2, 2003, and as further modified through August 26, 2003 (the “1998 Stock Incentive Plan”) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed August 29, 2003).*

10.15

Form of Stock Option Grant Notice in connection with option grants made pursuant to the Company’s 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 6, 2004).*

10.16

Form of Restricted Stock Award Agreement in connection with restricted stock grants made pursuant to the Company’s 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 6, 2004).*

10.17

Form of Restricted Stock Unit Award Agreement in connection with restricted stock unit grants made to employees pursuant to the Company’s 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 6, 2004).*

10.18

Dollar General Corporation CDP/SERP Plan (as amended and restated effective November 1, 2004) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 6, 2004).*

10.19

Dollar General Corporation Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective November 1, 2004) (incorporated by reference to the

Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 6, 2004).*

10.20

Dollar General Corporation 2004 Bonus Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 6, 2004).*

10.21

Dollar General Corporation Supplemental Executive Disability Insurance Program (incorporated by reference to Item 1.01 and Exhibit 99 to the Company’s Current Report on Form 8-K dated December 7, 2004, filed December 8, 2004).*

10.22

Dollar General Corporation Supplemental Executive Disability Insurance Program (Pre-2005).*

10.23

Dollar General Corporation Supplemental Executive Life Insurance Program.*

10.24

Dollar General Corporation Domestic Relocation Policy for Officers.*

10.25

Summary of Director Compensation (as of January 28, 2005).*

10.26

Summary of Named Executive Officers’ Salaries (effective April 1, 2005).*

10.27

Employment Agreement, effective as of April 2, 2003, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.28

Supplemental Executive Retirement Plan for David A. Perdue, effective April 2, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.29

Restricted Stock Agreement, dated April 2, 2003, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.30

Nonqualified Stock Option Agreement, dated April 2, 2003, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.31

Employment Agreement, effective June 7, 2004, by and between Dollar General Corporation and David Tehle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004, filed August 26, 2004).*

10.32

Employment Agreement, effective March 1, 2004, by and between Dollar General Corporation and Kathleen Guion.*

10.33

Employment Agreement, effective March 15, 2005, by and between Dollar General Corporation and Susan S. Lanigan.*

10.34

Employment Agreement, effective March 1, 2004, by and between Dollar General Corporation and Stonie R. O’Briant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004, filed May 27, 2004).*

21

Subsidiaries of the Registrant.

23

Consent of Independent Registered Public Accounting Firm.

24

Power of Attorney (included as part of the signature page).

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.

*

Management Contract or Compensatory Plan