Form 10-Q
period 2005-04-29
DOLLAR GENERAL CORP
filed 2005-05-26
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2005

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).  Yes [X]  No [  ]

The number of shares of common stock outstanding on May 24, 2005, was 327,977,070.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 29, 2005	January 28, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$236,523	$232,830
Short-term investments	-	42,925
Merchandise inventories	1,465,981	1,376,537
Deferred income taxes	21,525	24,908
Prepaid expenses and other current assets	59,166	53,702
Total current assets	1,783,195	1,730,902
Net property and equipment	1,091,997	1,080,838
Other assets, net	29,346	29,264
Total assets	$2,904,538	$2,841,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$10,737	$12,860
Accounts payable	459,742	409,327
Accrued expenses and other	322,742	333,889
Income taxes payable	54,557	69,616
Total current liabilities	847,778	825,692
Long-term obligations	256,452	258,462
Deferred income taxes	72,342	72,385

Shareholders’ equity:
Preferred stock	-	-
Common stock	164,071	164,086
Additional paid-in capital	441,119	421,600
Retained earnings	1,129,626	1,102,457
Accumulated other comprehensive loss	(928)	(973)
	1,733,888	1,687,170
Other shareholders’ equity	(5,922)	(2,705)
Total shareholders’ equity	1,727,966	1,684,465
Total liabilities and shareholders’ equity	$2,904,538	$2,841,004

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except per share amounts)

	For the 13 weeks ended
	April 29, 2005	April 30, 2004
Net sales	$1,977,829	$1,747,959
Cost of goods sold	1,414,480	1,235,709
Gross profit	563,349	512,250
Selling, general and administrative	456,428	397,700
Operating profit	106,921	114,550
Interest income	(2,616)	(2,002)
Interest expense	5,968	8,444
Income before income taxes	103,569	108,108
Income taxes	38,669	40,259
Net income	$64,900	$67,849

Earnings per share:
Basic	$0.20	$0.20
Diluted	$0.20	$0.20

Weighted average shares outstanding:
Basic	328,208	334,109
Diluted	331,218	337,257

Dividends per share	$0.04	$0.04

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	April 29, 2005	April 30, 2004

Cash flows from operating activities:
Net income	$64,900	$67,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,006	39,636
Deferred income taxes	3,340	12,559
Tax benefit from stock option exercises	2,967	2,172
Change in operating assets and liabilities:
Merchandise inventories	(89,444)	(120,044)
Prepaid expenses and other current assets	(5,464)	(2,235)
Accounts payable	60,526	100,549
Accrued expenses and other	(10,824)	(9,175)
Income taxes	(15,086)	(7,422)
Other	(170)	(15,512)
Net cash provided by operating activities	54,751	68,377

Cash flows from investing activities:
Purchases of property and equipment	(65,061)	(60,703)
Purchases of short-term investments	(21,250)	(129,150)
Sales of short-term investments	64,175	126,225
Proceeds from sale of property and equipment	122	29
Net cash used in investing activities	(22,014)	(63,599)

Cash flows from financing activities:
Repayments of long-term obligations	(4,722)	(4,063)
Payment of cash dividends	(13,145)	(13,319)
Proceeds from exercise of stock options	13,494	6,546
Repurchases of common stock	(25,062)	(133,589)
Other financing activities	391	447
Net cash used in financing activities	(29,044)	(143,978)

Net increase (decrease) in cash and cash equivalents	3,693	(139,200)
Cash and cash equivalents, beginning of period	232,830	345,899
Cash and cash equivalents, end of period	$236,523	$206,699

Supplemental schedule of noncash investing and financing activities:
Repurchases of common stock awaiting settlement, included in Accounts payable	$-	$18,996
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$2,810	$16,494
Purchases of property and equipment under capital lease obligations	$578	$550

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.

Basis of presentation and accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.  Such financial statements consequently do not include all of the disclosures normally required by GAAP or those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended January 28, 2005 for additional information.

The accompanying condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week periods ended April 29, 2005 and April 30, 2004 have been made.

Certain prior amounts have been reclassified to conform to the current period presentation.  Ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.  Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value.  This new standard will generally be effective for public companies no later than their first fiscal year that begins after June 15, 2005.  Companies can adopt the new standard in one of two ways: (i) the modified prospective application, in which a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or (ii) the modified retrospective application, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123.  The Company expects to adopt SFAS No. 123R during the first quarter of 2006 using the modified prospective application, and expects to incur incremental Selling, general and administrative expense associated with the adoption of approximately $8 million to $16 million in 2006.  See Note 5 to the Condensed Consolidated Financial Statements for disclosure of the pro forma effects of stock option grants as determined using the methodology prescribed under SFAS No. 123.

2.

Comprehensive income

Comprehensive income consists of the following (in thousands):

	13 Weeks Ended
	April 29, 2005	April 30, 2004
Net income	$64,900	$67,849
Reclassification of net loss on derivatives	45	53
Comprehensive income	$64,945	$67,902

3.

Earnings per share

The amounts reflected below are in thousands except per share data.

	13 Weeks Ended April 29, 2005
	Net Income	Shares	Per Share Amount
Basic earnings per share	$64,900	328,208	$0.20
Effect of dilutive stock awards		3,010
Diluted earnings per share	$64,900	331,218	$0.20

	13 Weeks Ended April 30, 2004
	Net Income	Shares	Per Share Amount
Basic earnings per share	$67,849	334,109	$0.20
Effect of dilutive stock awards		3,148
Diluted earnings per share	$67,849	337,257	$0.20

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

The SEC conducted an investigation into the circumstances giving rise to the 2001 Restatement and, on January 8, 2004, the Company received notice that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of the federal securities laws in connection with circumstances relating to the 2001 Restatement.  On April 7, 2005, the SEC filed a Complaint and a proposed Final Judgment and Consent and Undertakings of Dollar General Corporation with the United States District Court for the Middle District of Tennessee, which the Court approved on April 14, 2005.  The Final Judgment and Consent and Undertakings reflect the terms of the settlement previously agreed to by the Company and the SEC.  Specifically, without admitting or denying the allegations in the Complaint, the Company consented to the entry of a permanent civil injunction against future violations of the antifraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules and agreed to pay a $10 million non-deductible civil penalty.  The Company accrued the $10 million penalty in its financial statements for the year ended January 30, 2004 and paid the $10 million penalty on April 28, 2005.  The Company is not entitled to seek reimbursement from its insurers with respect to this settlement.

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

	13 Weeks Ended
(Amounts in thousands except per share data)	April 29, 2005	April 30, 2004
Net income – as reported	$64,900	$67,849
Less pro forma effect of stock option grants, net of tax	2,586	3,538
Net income – pro forma	$62,314	$64,311

Earnings per share – as reported
Basic	$0.20	$0.20
Diluted	$0.20	$0.20
Earnings per share – pro forma
Basic	$0.19	$0.19
Diluted	$0.19	$0.19

The fair value of options granted during the first quarter of 2005 and 2004 was $6.56 and $5.98 per share, respectively.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended
	April 29, 2005	April 30, 2004
Expected dividend yield	0.9%	0.9%
Expected stock price volatility	27.4%	36.8%
Weighted average risk-free interest rate	4.3%	2.4%
Expected life of options (years)	5.0	4.0

6.

Segment reporting

The Company manages its business on the basis of one reportable segment.  As of April 29, 2005, all of the Company’s operations were located within the United States, with the exception of an immaterial Hong Kong subsidiary formed to assist in the process of importing certain merchandise that began operations in 2004.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended
(In thousands)	April 29, 2005	April 30, 2004
Classes of similar products:
Net sales:
Highly consumable	$1,321,306	$1,114,394
Seasonal	275,295	260,438
Home products	211,752	214,773
Basic clothing	169,476	158,354
	$1,977,829	$1,747,959

7.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for its not-for-profit subsidiary whose assets and revenues are not material (the “Guarantors”), have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company.  In order to participate as a subsidiary guarantor on certain of the Company’s financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain a minimum balance of stockholders’ equity of $50 million in excess of the Company’s debt it has guaranteed, or $500 million as of April 29, 2005.  The subsidiary of the Company was in compliance with such agreement as of April 29, 2005.

The following consolidating schedules present condensed financial information on a combined basis.  Dollar amounts are in thousands.

	As of April 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$154,263	$82,260	$-	$236,523
Short-term investments	-	-	-	-
Merchandise inventories	-	1,465,981	-	1,465,981
Deferred income taxes	9,242	12,283	-	21,525
Prepaid expenses and other current assets	25,576	1,806,490	(1,772,900)	59,166
Total current assets	189,081	3,367,014	(1,772,900)	1,783,195

Property and equipment, at cost	184,806	1,806,180	-	1,990,986
Less accumulated depreciation and amortization	82,649	816,340	-	898,989
Net property and equipment	102,157	989,840	-	1,091,997

Other assets, net	3,478,124	60,691	(3,509,469)	29,346

Total assets	$3,769,362	$4,417,545	$(5,282,369)	$2,904,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$2,617	$8,120	$-	$10,737
Accounts payable	1,812,497	420,114	(1,772,869)	459,742
Accrued expenses and other	30,070	292,672	-	322,742
Income taxes payable	-	54,588	(31)	54,557
Total current liabilities	1,845,184	775,494	(1,772,900)	847,778

Long-term obligations	190,995	1,304,251	(1,238,794)	256,452

Deferred income taxes	5,217	67,125	-	72,342

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	164,071	23,853	(23,853)	164,071
Additional paid-in capital	441,119	1,243,468	(1,243,468)	441,119
Retained earnings	1,129,626	1,003,354	(1,003,354)	1,129,626
Accumulated other comprehensive loss	(928)	-	-	(928)
	1,733,888	2,270,675	(2,270,675)	1,733,888
Other shareholders’ equity	(5,922)	-	-	(5,922)
Total shareholders’ equity	1,727,966	2,270,675	(2,270,675)	1,727,966

Total liabilities and shareholders’ equity	$3,769,362	$4,417,545	$(5,282,369)	$2,904,538

	As of January 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$127,170	$105,660	$-	$232,830
Short-term investments	42,425	500	-	42,925
Merchandise inventories	-	1,376,537	-	1,376,537
Deferred income taxes	10,024	14,884	-	24,908
Prepaid expenses and other current assets	23,305	1,740,029	(1,709,632)	53,702
Total current assets	202,924	3,237,610	(1,709,632)	1,730,902

Property and equipment, at cost	184,618	1,755,717	-	1,940,335
Less accumulated depreciation and amortization	78,661	780,836	-	859,497
Net property and equipment	105,957	974,881	-	1,080,838

Other assets, net	3,376,578	58,373	(3,405,687)	29,264

Total assets	$3,685,459	$4,270,864	$(5,115,319)	$2,841,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$4,399	$8,461	$-	$12,860
Accounts payable	1,763,024	355,904	(1,709,601)	409,327
Accrued expenses and other	37,378	296,511	-	333,889
Income taxes payable	-	69,647	(31)	69,616
Total current liabilities	1,804,801	730,523	(1,709,632)	825,692

Long-term obligations	190,769	1,261,998	(1,194,305)	258,462

Deferred income taxes	5,424	66,961	-	72,385

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	164,086	23,853	(23,853)	164,086
Additional paid-in capital	421,600	1,243,468	(1,243,468)	421,600
Retained earnings	1,102,457	944,061	(944,061)	1,102,457
Accumulated other comprehensive loss	(973)	-	-	(973)
	1,687,170	2,211,382	(2,211,382)	1,687,170
Other shareholders’ equity	(2,705)	-	-	(2,705)
Total shareholders’ equity	1,684,465	2,211,382	(2,211,382)	1,684,465

Total liabilities and shareholders’ equity	$3,685,459	$4,270,864	$(5,115,319)	$2,841,004

	For the 13 weeks ended April 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$46,034	$1,977,829	$(46,034)	$1,977,829
Cost of goods sold	-	1,414,480	-	1,414,480
Gross profit	46,034	563,349	(46,034)	563,349
Selling, general and administrative	37,221	465,241	(46,034)	456,428
Operating profit	8,813	98,108	-	106,921
Interest income	(2,368)	(248)	-	(2,616)
Interest expense	1,981	3,987	-	5,968
Income before income taxes	9,200	94,369	-	103,569
Provision for income taxes	3,594	35,075	-	38,669
Equity in subsidiaries’ earnings, net of taxes	59,294	-	(59,294)	-
Net income	$64,900	$59,294	$(59,294)	$64,900

	For the 13 weeks ended April 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$44,532	$1,747,959	$(44,532)	$1,747,959
Cost of goods sold	-	1,235,709	-	1,235,709
Gross profit	44,532	512,250	(44,532)	512,250
Selling, general and administrative	36,364	405,868	(44,532)	397,700
Operating profit	8,168	106,382	-	114,550
Interest income	(1,033)	(969)	-	(2,002)
Interest expense	4,815	3,629	-	8,444
Income before income taxes	4,386	103,722	-	108,108
Provision for income taxes	1,915	38,344	-	40,259
Equity in subsidiaries’ earnings, net of taxes	65,378	-	(65,378)	-
Net income	$67,849	$65,378	$(65,378)	$67,849

	For the 13 weeks ended April 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$64,900	$59,294	$(59,294)	$64,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,301	38,705	-	44,006
Deferred income taxes	575	2,765	-	3,340
Tax benefit from stock option exercises	2,967	-	-	2,967
Equity in subsidiaries’ earnings, net	(59,294)	-	59,294	-
Change in operating assets and liabilities:
Merchandise inventories	-	(89,444)	-	(89,444)
Prepaid expenses and other current assets	(2,010)	(3,454)	-	(5,464)
Accounts payable	(8,583)	69,109	-	60,526
Accrued expenses and other	(7,397)	(3,427)	-	(10,824)
Income taxes	(27)	(15,059)	-	(15,086)
Other	2,052	(2,222)	-	(170)
Net cash provided by (used in) operating activities	(1,516)	56,267	-	54,751

Cash flows from investing activities:
Purchases of property and equipment	(2,912)	(62,149)	-	(65,061)
Purchases of short-term investments	(21,250)	-	-	(21,250)
Sales of short-term investments	63,675	500	-	64,175
Proceeds from sale of property and equipment	-	122	-	122
Net cash provided by (used in) investing activities	39,513	(61,527)	-	(22,014)

Cash flows from financing activities:
Repayments of long-term obligations	(1,641)	(3,081)	-	(4,722)
Payment of cash dividends	(13,145)	-	-	(13,145)
Proceeds from exercise of stock options	13,494	-	-	13,494
Repurchases of common stock	(25,062)	-	-	(25,062)
Changes in intercompany note balances, net	15,059	(15,059)	-	-
Other financing activities	391	-	-	391
Net cash used in financing activities	(10,904)	(18,140)	-	(29,044)

Net increase (decrease) in cash and cash equivalents	27,093	(23,400)	-	3,693
Cash and cash equivalents, beginning of period	127,170	105,660	-	232,830
Cash and cash equivalents, end of period	$154,263	$82,260	$-	$236,523

	For the 13 weeks ended April 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$67,849	$65,378	$(65,378)	$67,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,887	34,749	-	39,636
Deferred income taxes	4,198	8,361	-	12,559
Tax benefit from stock option exercises	2,172	-	-	2,172
Equity in subsidiaries’ earnings, net	(65,378)	-	65,378	-
Change in operating assets and liabilities:
Merchandise inventories	-	(120,044)	-	(120,044)
Prepaid expenses and other current assets	(6,494)	4,259	-	(2,235)
Accounts payable	(613)	101,162	-	100,549
Accrued expenses and other	(3,139)	(6,036)	-	(9,175)
Income taxes	8,694	(16,116)	-	(7,422)
Other	89	(15,601)	-	(15,512)
Net cash provided by operating activities	12,265	56,112	-	68,377

Cash flows from investing activities:
Purchases of property and equipment	(13,421)	(47,282)	-	(60,703)
Purchases of short-term investments	(128,650)	(500)	-	(129,150)
Sales of short-term investments	125,725	500	-	126,225
Proceeds from sale of property and equipment	8	21	-	29
Net cash used in investing activities	(16,338)	(47,261)	-	(63,599)

Cash flows from financing activities:
Repayments of long-term obligations	(1,683)	(2,380)	-	(4,063)
Payment of cash dividends	(13,319)	-	-	(13,319)
Proceeds from exercise of stock options	6,546	-	-	6,546
Repurchases of common stock	(133,589)	-	-	(133,589)
Changes in intercompany note balances, net	4,337	(4,337)	-	-
Other financing activities	447	-	-	447
Net cash used in financing activities	(137,261)	(6,717)	-	(143,978)

Net increase (decrease) in cash and cash equivalents	(141,334)	2,134	-	(139,200)
Cash and cash equivalents, beginning of period	285,007	60,892	-	345,899
Cash and cash equivalents, end of period	$143,673	$63,026	$-	$206,699

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements / Risk Factors

Except for specific historical information, many of the matters discussed in this report and in the documents incorporated by reference into this report may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements.  All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.  Factors and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed below, as well as other factors discussed throughout this document, including without limitation the factors described under “Critical Accounting Policies and Estimates” or, from time to time, in the Company’s filings with the SEC, press releases and other communications.

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

The Company is dependent upon the smooth functioning of its distribution network and upon the capacity of its distribution centers (“DCs”).  The Company relies upon the ability to replenish depleted inventory through deliveries to its DCs from vendors and from the DCs to its stores by various means of transportation, including shipments by air, sea and truck.  Labor shortages in the trucking industry could negatively impact transportation costs.  In addition, long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect the Company’s business.  Moreover, if the Company were unable to achieve functionality of the new DCs in the time frame expected, the Company’s ability to achieve the expected growth could be inhibited.

Construction and expansion projects relating to the Company’s DCs entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases.  The completion dates and ultimate costs of these projects could differ significantly from initial expectations due to construction-related or other reasons.  The Company cannot guarantee that any project will be completed on time or within established budgets.

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

Accounting Periods

The following text contains references to years 2005 and 2004, which represent fiscal years ending or ended February 3, 2006 and January 28, 2005, respectively.  Fiscal 2005 will be a 53-week accounting period and 2004 was a 52-week accounting period.  This discussion and analysis should be read with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the notes thereto.

Results of Operations

The following discussion of the Company’s financial performance is based on the Condensed Consolidated Financial Statements set forth herein.  The nature of the Company’s business is moderately seasonal.  Historically, sales and net income in the fourth quarter have been higher than sales and net income achieved in each of the first three quarters of the fiscal year.  Expenses, and to a greater extent operating income, vary by quarter.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.

Furthermore, the seasonal nature of the Company’s business may affect comparisons between periods.  The following table contains results of operations data for the first 13 weeks of each of 2005 and 2004, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2005 vs. 2004
(amounts in millions, excluding per share amounts)	April 29, 2005	April 30, 2004	Amount change	% change
Net sales by category:
Highly consumable	$1,321.3	$1,114.4	$206.9	18.6%
% of net sales	66.81%	63.75%
Seasonal	275.3	260.4	14.9	5.7
% of net sales	13.92%	14.90%
Home products	211.8	214.8	(3.0)	(1.4)
% of net sales	10.71%	12.29%
Basic clothing	169.5	158.4	11.1	7.0
% of net sales	8.57%	9.06%
Net sales	$1,977.8	$1,748.0	$229.9	13.2%
Cost of goods sold	1,414.5	1,235.7	178.8	14.5
% of net sales	71.52%	70.69%
Gross profit	563.3	512.3	51.1	10.0
% of net sales	28.48%	29.31%
Selling, general and administrative	456.4	397.7	58.7	14.8
% of net sales	23.08%	22.75%
Operating profit	106.9	114.6	(7.6)	(6.7)
% of net sales	5.41%	6.55%
Interest income	(2.6)	(2.0)	(0.6)	30.7
% of net sales	(0.13)%	(0.11)%
Interest expense	6.0	8.4	(2.5)	(29.3)
% of net sales	0.30%	0.48%
Income before income taxes	103.6	108.1	(4.5)	(4.2)
% of net sales	5.24%	6.18%
Income taxes	38.7	40.3	(1.6)	(3.9)
% of net sales	1.96%	2.30%
Net income	$64.9	$67.8	$(2.9)	(4.3)%
% of net sales	3.28%	3.88%

Diluted earnings per share	$0.20	$0.20	$-	-%
Weighted average diluted shares	331.2	337.3	(6.0)	(1.8)

13 WEEKS ENDED APRIL 29, 2005 AND APRIL 30, 2004

Net Sales.  Increases in net sales resulted primarily from opening additional stores, including 621 net new stores since April 30, 2004, and a same-store sales increase of 4.9% for the 2005 period compared to the 2004 period.  Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The increase in same-store sales accounted for $83.5 million of the increase in sales while stores opened since the beginning of 2004 were the primary contributors to the remaining $146.4 million sales increase during the 2005 period.

The Company monitors its sales internally by the four major categories noted in the table above.  The Company’s merchandising mix in recent years has shifted to faster-turning consumable products versus home products and clothing.  This has been driven by customer wants and needs in the marketplace.  As a result, the highly consumable category has become a greater percentage of the Company’s overall sales mix while the percentages of the home products and basic clothing categories have declined.  Accordingly, the Company’s sales increase by merchandise category in the 2005 period compared to the 2004 period was primarily attributable to the highly consumable category, which increased by $206.9 million, or 18.6%.  The Company continually reviews its merchandise mix and adjusts it when deemed necessary as a part of its ongoing efforts to improve overall sales and gross profit.  These ongoing reviews may result in a shift in the Company’s merchandising strategy which could increase permanent markdowns in the future.

Gross Profit.  The gross profit rate declined by 83 basis points in the 2005 period as compared with the 2004 period due to a number of factors, including but not limited to: lower sales, as a percentage of total sales, in the Company’s seasonal, home products and basic clothing categories, which have higher than average markups; higher transportation expenses primarily attributable to increased fuel costs; and the estimated impact of the expansion of the number of departments utilized for the gross profit calculation from 10 to 23, as further described below under “Critical Accounting Policies and Estimates.” These factors were partially offset by higher average mark-ups on the Company’s beginning inventory in the 2005 period as compared with the 2004 period. The increased average mark-up on beginning inventory represents the cumulative impact of higher margin purchases over time.

In the 2005 period the Company’s shrink, expressed in retail dollars as a percentage of sales, was 3.01% compared to 3.13% in the 2004 period.

Selling, General and Administrative (“SG&A”) Expense.  The increase in SG&A expense as a percentage of sales in the 2005 period as compared with the 2004 period was due to a number of factors, including but not limited to increases in the following expense categories that were in excess of the 13.2 percent increase in sales: store occupancy costs (increased 20.3%) primarily due to rising average monthly rentals associated with the Company’s leased store locations; utilities (increased 20.2%) primarily due to an increase in electricity costs; repairs and maintenance (increased 39.0%) primarily due to an increase in floor cleaning expenses; and fees associated with the increased customer usage of debit cards (increased 172.8%). These increases were partially offset by a reduction in professional fees (decreased 33.2%) primarily due to the reduction of consulting fees in the 2005 period associated with the Company’s EZstore project, which is designed to improve inventory flow and other areas of store operations, and fees in the 2004 period associated with the Company’s Sarbanes-Oxley compliance efforts which did not recur in the 2005 period.

Interest Expense.  The decrease in interest expense in the 2005 period compared to the 2004 period is due primarily to an increase in capitalized interest related to the Company’s DC construction and expansion projects.

Provision for Taxes on Income.  The effective income tax rates for the 2005 and 2004 periods were relatively constant at 37.3% and 37.2%, respectively.  The 2005 rate is higher than the Company’s estimated annual effective rate of approximately 36.9% due to an adjustment recorded during the 2005 period pertaining to 2004 foreign taxes.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments.  At April 29, 2005, the Company had total debt (including the current portion of long-term obligations and short-term borrowings) of $267.2 million and $236.5 million of cash and cash equivalents, compared with total debt of $271.3 million and $232.8 million of cash and cash equivalents at January 28, 2005.  These amounts were relatively constant during the first 13 weeks of 2005 as the most significant factors affecting the Company’s cash and debt balances, including cash flows provided by operating activities, net sales of short-term investments, purchases of property and equipment and repurchases of common stock, were effectively offsetting, all as further described below.

The Company’s inventory balance represented approximately 50% of its total assets as of April 29, 2005.  The Company’s proficiency in managing its inventory balances can have a significant impact on the Company’s cash flows from operations during a given period or fiscal year.  In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Inventory turns, calculated on a rolling annualized basis using balances from each quarter, were 4.0 times for the periods ended April 29, 2005 and April 30, 2004.

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

On November 30, 2004, the Board of Directors authorized the Company to repurchase up to 10 million shares of its outstanding common stock.  Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.  The objective of the share repurchase program is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company’s cost of capital.  Additionally, share repurchases generally will be undertaken only if such purchases result in an accretive impact on the Company’s fully diluted earnings per share calculation.  This authorization expires November 30, 2005. As of April 29, 2005, the Company had repurchased approximately 1.7 million shares pursuant to this authorization. See Part II--Item 2 of this Form 10-Q.

The Company has a $250 million revolving credit facility (the “Credit Facility”), which expires in June 2009.  As of April 29, 2005, the Company had no outstanding borrowings and $8.7 million of standby letters of credit under the Credit Facility.  The standby letters of credit reduce the borrowing capacity of the Credit Facility.  The Credit Facility contains certain financial covenants, all of which the Company was in compliance with at April 29, 2005.

The Company has $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010.  This indebtedness was incurred to assist in funding the Company’s growth.  Interest on the notes is payable semi-annually on June 15 and December 15 of each year.  These notes contain a call provision whereby the holders of these notes could have elected to have them repaid on June 15, 2005, at 100% of the principal amount plus accrued and unpaid interest.  The notification period for this call provision expired on May 16, 2005 with none of the note holders having given notice of their intention to exercise this call provision.  The Company may seek, from time to time, to retire its outstanding notes through cash purchases on the open market, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Significant terms of the Company’s outstanding debt obligations could have an effect on the Company’s ability to incur additional debt financing.  The Credit Facility contains financial covenants which include certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth.  The Credit Facility also places certain specified limitations on secured and unsecured debt.  The Company’s outstanding notes discussed above place certain specified limitations on secured debt and place certain limitations on the Company’s ability to execute sale-leaseback transactions.  The Company has generated significant cash flows from its operations during recent years.  Therefore, the Company does not believe that any existing limitations on its ability to incur additional indebtedness will have a material impact on its liquidity.

At April 29, 2005 and January 28, 2005, the Company had commercial letter of credit facilities totaling $215.0 million, of which $63.0 million and $98.8 million, respectively, were outstanding for the funding of imported merchandise purchases.

The Company believes that its existing cash balances, cash flows from operations, the Credit Facility and its anticipated ongoing access to the capital markets, if necessary, will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

Cash flows provided by operating activities.  The most significant components of the change in cash flows from operating activities in the 2005 period as compared to the 2004 period were changes in inventory balances and accounts payable balances. The most significant change in inventory levels occurred in the basic clothing category, which increased by 9% in the 2005 period as compared to a 26% increase in the 2004 period.  Changes in accounts payable balances resulted in a decrease in cash flows from operating activities of $40.0 million in the 2005 period compared with the 2004 period, primarily reflecting the timing of payments for inventory purchases.

Cash flows used in investing activities.  Significant components of the Company’s property and equipment purchases in the 2005 period included the following approximate amounts: $18 million for new stores; $15 million for the EZstore project; $13 million for distribution and transportation-related capital expenditures; and $5 million for systems-related capital projects.  During the 2005 period, the Company opened 255 new stores.

Net sales of short-term investments increased net cash from investing activities by $42.9 million in the 2005 period and primarily reflect the Company’s investment activities in tax-exempt auction market securities.

Significant components of property and equipment purchases in the 2004 period included the following approximate amounts: $20 million for new stores; $18 million for distribution and transportation-related capital expenditures; $8 million for coolers in new and existing stores, which allow the stores to carry refrigerated products; $7 million for certain fixtures in existing stores and $6 million for systems-related capital projects.  During the 2004 period, the Company opened 244 new stores.  Distribution and transportation expenditures in the 2004 period include costs associated with the expansion of the Ardmore, Oklahoma and South Boston, Virginia DCs as well as costs associated with the construction of the Company’s new DC near Jonesville, South Carolina.

Capital expenditures for the 2005 fiscal year are projected to be approximately $350 million.  The Company anticipates funding its 2005 capital requirements with cash flows from operations and the Credit Facility, if necessary.

Cash flows used in financing activities.  The Company repurchased approximately 1.2 million shares of its common stock during the 2005 period at a total cost of $25.1 million, and repurchased approximately 8.1 million shares of its common stock during the 2004 period at a total cost of $152.6 million, $19.0 million of which were awaiting settlement and included in Accounts payable at April 30, 2004. The Company paid cash dividends of $13.1 million and $13.3 million, respectively, or $0.04 per share, on its outstanding common stock during the 2005 and 2004 periods. These uses of cash were offset by stock option proceeds of $13.5 million and $6.5 million, respectively, during the 2005 and 2004 periods.

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

Management discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee reviewed the disclosures presented below relating to them.

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

Contingent Liabilities - Legal Matters. The Company is subject to legal, regulatory and other proceedings and claims. Reserves, if any, are established for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company’s financial statements and SEC filings, management’s view of the Company’s exposure. The Company reviews outstanding claims and proceedings with external counsel to assess probability and estimates of loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). See Note 4 to the Condensed Consolidated Financial Statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosures relating to this item that are set forth in our report on Form 10-K for the fiscal year ended January 28, 2005.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of April 29, 2005.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of April 29, 2005.

(b)

Changes in Internal Control Over Financial Reporting.  During the quarter ended April 29, 2005, the Company remediated the material weakness in its internal control over financial reporting that arose from the Company’s inappropriate interpretation of GAAP relating to accounting for leases and leasehold improvements that was reported in the Company’s Form 10-K for the fiscal year ended January 28, 2005, filed with the SEC on April 12, 2005. More specifically the Company:

•

changed its practice to amortize leasehold improvements over the shorter of eight years or the applicable non-cancelable lease term; and

•

changed its practice to include the period of time needed to prepare new stores for opening (approximately 30 days) in its calculation of straight-line rent expense.

There have been no other changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

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

The SEC conducted an investigation into the circumstances giving rise to the 2001 Restatement and, on January 8, 2004, the Company received notice that the SEC staff was considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of the federal securities laws in connection with circumstances relating to the 2001 Restatement.  On April 7, 2005, the SEC filed a Complaint and a proposed Final Judgment and Consent and Undertakings of Dollar General Corporation with the United States District Court for the Middle District of Tennessee, which the Court approved on April 14, 2005.  The Final Judgment and Consent and Undertakings reflect the terms of the settlement previously agreed to by the Company and the SEC.  Specifically, without admitting or denying the allegations in the Complaint, the Company consented to the entry of a permanent civil injunction against future violations of the antifraud, books and records, reporting and internal control provisions of the federal securities laws and related SEC rules and agreed to pay a $10 million non-deductible civil penalty.  The Company accrued the $10 million penalty in its financial statements for the year ended January 30, 2004 and paid the $10 million penalty on April 28, 2005.  The Company is not entitled to seek reimbursement from its insurers with respect to this settlement.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended April 29, 2005 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
01/29/05-02/28/05	6,760	$22.04	-	9,460,880
03/01/05-03/31/05	602	$21.73	-	9,460,500
04/01/05-04/29/05	1,154,639	$21.79	1,150,000	8,310,500
Total	1,162,001	$21.79	1,150,000	8,310,500

(a)  Includes 7,830 shares purchased in open market transactions in satisfaction of the Company’s obligations under certain employee benefit plans and 4,171 shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock.

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

ITEM 6.

EXHIBITS

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date: May 26, 2005	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

Certifications of CEO and CFO under 18 U.S.C. 1350.

30