Form 10-Q
period 2005-07-29
DOLLAR GENERAL CORP
filed 2005-08-25
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares of common stock outstanding on August 22, 2005 was 320,992,913.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 29, 2005	January 28, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$145,950	$232,830
Short-term investments	-	42,925
Merchandise inventories	1,460,700	1,376,537
Deferred income taxes	33,708	24,908
Prepaid expenses and other current assets	58,305	53,702
Total current assets	1,698,663	1,730,902
Net property and equipment	1,121,697	1,080,838
Other assets, net	20,006	29,264
Total assets	$2,840,366	$2,841,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$9,561	$12,860
Accounts payable	462,697	409,327
Accrued expenses and other	347,606	333,889
Income taxes payable	49,504	69,616
Total current liabilities	869,368	825,692
Long-term obligations	255,445	258,462
Deferred income taxes	67,736	72,385

Shareholders’ equity:
Preferred stock	-	-
Common stock	160,630	164,086
Additional paid-in capital	447,617	421,600
Retained earnings	1,046,650	1,102,457
Accumulated other comprehensive loss	(883)	(973)
	1,654,014	1,687,170
Other shareholders’ equity	(6,197)	(2,705)
Total shareholders’ equity	1,647,817	1,684,465
Total liabilities and shareholders’ equity	$2,840,366	$2,841,004

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net sales	$2,066,016	$1,836,243	$4,043,845	$3,584,202
Cost of goods sold	1,474,486	1,299,263	2,888,966	2,534,972
Gross profit	591,530	536,980	1,154,879	1,049,230
Selling, general and administrative	470,460	428,854	926,888	826,554
Operating profit	121,070	108,126	227,991	222,676
Interest income	(2,156)	(1,404)	(4,772)	(3,406)
Interest expense	7,344	5,445	13,312	13,889
Income before income taxes	115,882	104,085	219,451	212,193
Income taxes	40,324	32,763	78,993	73,022
Net income	$75,558	$71,322	$140,458	$139,171

Earnings per share:
Basic	$0.23	$0.22	$0.43	$0.42
Diluted	$0.23	$0.22	$0.43	$0.42

Weighted-average common shares outstanding:
Basic	323,836	327,799	326,022	330,954
Diluted	326,340	330,298	328,779	333,778

Dividends per share	$0.045	$0.040	$0.085	$0.080

See notes to condensed consolidated financial statements.

 DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	July 29, 2005	July 30, 2004

Cash flows from operating activities:
Net income	$140,458	$139,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,316	80,697
Deferred income taxes	(13,449)	29,017
Tax benefit from stock option exercises	3,810	3,684
Change in operating assets and liabilities:
Merchandise inventories	(84,163)	(222,402)
Prepaid expenses and other current assets	(4,603)	(2,159)
Accounts payable	62,213	60,971
Accrued expenses and other	14,391	8,172
Income taxes payable	(20,165)	(26,295)
Other	10,208	(16,268)
Net cash provided by operating activities	199,016	54,588

Cash flows from investing activities:
Purchases of property and equipment	(139,594)	(134,453)
Purchases of short-term investments	(30,250)	(149,425)
Sales of short-term investments	73,175	206,850
Proceeds from sales of property and equipment	822	90
Net cash used in investing activities	(95,847)	(76,938)

Cash flows from financing activities:
Repayments of long-term obligations	(8,183)	(8,419)
Payment of cash dividends	(27,596)	(26,448)
Proceeds from exercise of stock options	18,441	14,285
Repurchases of common stock	(172,755)	(169,391)
Other financing activities	44	(970)
Net cash used in financing activities	(190,049)	(190,943)

Net decrease in cash and cash equivalents	(86,880)	(213,293)
Cash and cash equivalents, beginning of period	232,830	345,899
Cash and cash equivalents, end of period	$145,950	$132,606

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$4,078	$5,366
Purchases of property and equipment under capital lease obligations	$1,845	$1,364

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week and 26-week periods ended July 29, 2005 and July 30, 2004 have been made.

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

The Company expects to adopt SFAS No. 123R during the first quarter of 2006 using the modified prospective application, and expects to incur incremental Selling, general and administrative expense associated with the adoption of approximately $8 million to $16 million in 2006.  SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the accompanying condensed consolidated statement of cash flows for such excess tax deductions were $3.8 million for the 26-week period ended July 29, 2005 and were $9.7 million for all of fiscal 2004. See Note 5 to the Condensed Consolidated Financial Statements for disclosure of the pro forma effects of stock option grants as determined using the methodology prescribed under SFAS No. 123.

2.

Comprehensive income

Comprehensive income consists of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net income	$75,558	$71,322	$140,458	$139,171
Reclassification of net loss on derivatives	45	54	90	107
Comprehensive income	$75,603	$71,376	$140,548	$139,278

3.

Earnings per share

The amounts reflected below are in thousands except per share data.

	13 Weeks Ended July 29, 2005			13 Weeks Ended July 30, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$75,558	323,836	$0.23	$71,322	327,799	$0.22
Effect of dilutive stock options		2,504			2,499
Diluted earnings per share	$75,558	326,340	$0.23	$71,322	330,298	$0.22

	26 Weeks Ended July 29, 2005			26 Weeks Ended July 30, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$140,458	326,022	$0.43	$139,171	330,954	$0.42
Effect of dilutive stock options		2,757			2,824
Diluted earnings per share	$140,458	328,779	$0.43	$139,171	333,778	$0.42

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

Three additional lawsuits, Tina Depasquales v. Dollar General Corp. (Southern District of Georgia, Savannah Division, CV 404-096, filed May 12, 2004), Karen Buckley v. Dollar General Corp. (Southern District of Ohio, C-2-04-484, filed June 8, 2004), and Sheila Ann Hunsucker v. Dollar General Corp. et al. (Western District of Oklahoma, Civ-04-165-R, filed February 19, 2004), were filed asserting essentially the same claims as the Brown case, and were subsequently consolidated in the Northern District of Alabama where the Brown litigation is pending. The plaintiffs in the Depasquales and the Hunsucker lawsuits have since dismissed their cases and opted into the Brown case. The Company believes that the consolidation will not affect the scheduling order or extend any of the deadlines in the Brown case.

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

In addition to the matters described in the preceding paragraph, the Company is involved in other legal actions and claims arising in the ordinary course of business. The Company currently believes that such other litigation and claims, both individually and in the aggregate, will be resolved without a material effect on the Company’s financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial statements as a whole.

5.

Stock-based compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations.  Under APB No. 25, compensation expense is generally not recognized for plans in which the exercise price of the stock options equals the market price of the underlying stock on the date of grant and the number of shares subject to exercise is fixed.  Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, net income and earnings per share would have been equivalent to the pro forma amounts indicated in the following table:

	13 Weeks Ended		26 Weeks Ended
(Amounts in thousands except per share data)	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net income - as reported	$75,558	$71,322	$140,458	$139,171
Less pro forma effect of stock option grants, net of tax	2,115	2,366	4,701	5,904
Net income - pro forma	$73,443	$68,956	$135,757	$133,267

Earnings per share - as reported
Basic	$0.23	$0.22	$0.43	$0.42
Diluted	$0.23	$0.22	$0.43	$0.42
Earnings per share - pro forma
Basic	$0.23	$0.21	$0.42	$0.40
Diluted	$0.23	$0.21	$0.41	$0.40

There were no stock options granted during the second quarter of 2005.  The fair value of options granted during the second quarter of 2004 was $6.27 per share.  The fair value of options granted during the 26 weeks ended July 29, 2005 and July 30, 2004 was $6.56 and $6.14 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2005 (a)	July 30, 2004	July 29, 2005	July 30, 2004
Expected dividend yield	-	0.9%	0.9%	0.9%
Expected stock price volatility	-	35.2%	27.4%	35.9%
Weighted average risk-free interest rate	-	3.8%	4.3%	3.2%
Expected life of options (years)	-	5.0	5.0	4.6

(a) No stock options were granted during the 13 weeks ended July 29, 2005

6.

Income taxes

The effective income tax rates for the 13 weeks ended July 29, 2005 and July 30, 2004 were 34.8% and 31.5%, respectively, and for the 26 weeks ended July 29, 2005 and July 30,

2004 were 36.0% and 34.4%, respectively. The fiscal 2005 periods have benefited primarily from the reduction of the Company’s estimated effective annual rate from 36.9% to 36.1% during the second quarter of 2005, due in part to a state investment tax credit resulting from the Company’s investment in its Indiana distribution center, and from benefits resulting from an internal corporate reorganization. Additionally, the fiscal 2005 periods have benefited, to a lesser degree, from favorable reductions in certain contingent income tax-related liabilities.

During the fiscal 2004 periods, as previously disclosed, the Company recorded a net reduction in certain contingent income tax-related liabilities and the related interest accruals due to a change in its probability assessment (as described in SFAS No. 5, “Accounting for Contingencies”) that the likelihood of certain potential income tax-related exposure items would translate into actual future liabilities. The probability assessment changed in the second quarter of 2004 as a result of two state income tax examinations pertaining to certain prior year income tax returns. Those adjustments resulted in favorable impacts of approximately $6.2 million to the 13-week and 26-week periods’ income tax provisions for fiscal 2004, net of the federal income tax effect, and $2.0 million to pre-tax interest expense, in the accompanying condensed consolidated statements of income. These adjustments had the effect of increasing fully diluted earnings per share by approximately $0.02 per share in the 13-week and 26-week periods ended July 30, 2004.

7.

Repurchases of common stock

On November 30, 2004, the Board of Directors authorized the Company to repurchase up to 10 million shares of its outstanding common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases generally will be undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation. This authorization expires November 30, 2005. During the first 26 weeks of fiscal 2005, the Company purchased approximately 8.4 million shares pursuant to this authorization at a cost of $172.8 million. At July 29, 2005, the Company had approximately 1.0 million shares remaining pursuant to this authorization.

8.

Segment reporting

The Company manages its business on the basis of one reportable segment.  As of July 29, 2005, all of the Company’s operations were located within the United States, with the exception of an immaterial Hong Kong subsidiary formed to assist in the process of importing certain merchandise that began operations in 2004. The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Classes of similar products:
Net sales:
Highly consumable	$1,351,796	$1,167,324	$2,673,102	$2,281,718
Seasonal	317,544	290,893	592,839	551,331
Home products	215,132	208,153	426,884	422,926
Basic clothing	181,544	169,873	351,020	328,227
	$2,066,016	$1,836,243	$4,043,845	$3,584,202

9.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for its not-for-profit subsidiary the assets and revenues of which are not material (the “Guarantors”), have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company.  In order to participate as a subsidiary guarantor on certain of the Company’s financing arrangements, a subsidiary of the Company has entered into a letter agreement with certain state regulatory agencies to maintain a minimum balance of stockholders’ equity of $50 million in excess of the Company’s debt it has guaranteed, or $500 million as of July 29, 2005.  The subsidiary of the Company was in compliance with such agreement as of July 29, 2005.

The following consolidating schedules present condensed financial information on a combined basis.  Dollar amounts are in thousands.

	As of July 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$62,615	$83,335	$-	$145,950
Short-term investments	-	-	-	-
Merchandise inventories	-	1,460,700	-	1,460,700
Deferred income taxes	10,734	22,974	-	33,708
Prepaid expenses and other current assets	40,323	1,949,196	(1,931,214)	58,305
Total current assets	113,672	3,516,205	(1,931,214)	1,698,663

Property and equipment, at cost	190,636	1,873,060	-	2,063,696
Less accumulated depreciation and amortization	87,720	854,279	-	941,999
Net property and equipment	102,916	1,018,781	-	1,121,697

Other assets, net	3,595,780	52,506	(3,628,280)	20,006

Total assets	$3,812,368	$4,587,492	$(5,559,494)	$2,840,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,216	$8,345	$-	$9,561
Accounts payable	1,939,392	453,519	(1,930,214)	462,697
Accrued expenses and other	27,022	320,584	-	347,606
Income taxes payable	-	50,504	(1,000)	49,504
Total current liabilities	1,967,630	832,952	(1,931,214)	869,368

Long-term obligations	191,303	1,345,702	(1,281,560)	255,445

Deferred income taxes	5,618	62,118	-	67,736

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	160,630	23,853	(23,853)	160,630
Additional paid-in capital	447,617	1,243,468	(1,243,468)	447,617
Retained earnings	1,046,650	1,079,399	(1,079,399)	1,046,650
Accumulated other comprehensive loss	(883)	-	-	(883)
	1,654,014	2,346,720	(2,346,720)	1,654,014
Other shareholders’ equity	(6,197)	-	-	(6,197)
Total shareholders’ equity	1,647,817	2,346,720	(2,346,720)	1,647,817

Total liabilities and shareholders’ equity	$3,812,368	$4,587,492	$(5,559,494)	$2,840,366

	As of January 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$127,170	$105,660	$-	$232,830
Short-term investments	42,425	500	-	42,925
Merchandise inventories	-	1,376,537	-	1,376,537
Deferred income taxes	10,024	14,884	-	24,908
Prepaid expenses and other current assets	23,305	1,740,029	(1,709,632)	53,702
Total current assets	202,924	3,237,610	(1,709,632)	1,730,902

Property and equipment, at cost	184,618	1,755,717	-	1,940,335
Less accumulated depreciation and amortization	78,661	780,836	-	859,497
Net property and equipment	105,957	974,881	-	1,080,838

Other assets, net	3,376,578	58,373	(3,405,687)	29,264

Total assets	$3,685,459	$4,270,864	$(5,115,319)	$2,841,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$4,399	$8,461	$-	$12,860
Accounts payable	1,763,024	355,904	(1,709,601)	409,327
Accrued expenses and other	37,378	296,511	-	333,889
Income taxes payable	-	69,647	(31)	69,616
Total current liabilities	1,804,801	730,523	(1,709,632)	825,692

Long-term obligations	190,769	1,261,998	(1,194,305)	258,462

Deferred income taxes	5,424	66,961	-	72,385

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	164,086	23,853	(23,853)	164,086
Additional paid-in capital	421,600	1,243,468	(1,243,468)	421,600
Retained earnings	1,102,457	944,061	(944,061)	1,102,457
Accumulated other comprehensive loss	(973)	-	-	(973)
	1,687,170	2,211,382	(2,211,382)	1,687,170
Other shareholders’ equity	(2,705)	-	-	(2,705)
Total shareholders’ equity	1,684,465	2,211,382	(2,211,382)	1,684,465

Total liabilities and shareholders’ equity	$3,685,459	$4,270,864	$(5,115,319)	$2,841,004

	For the 13 weeks ended July 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$43,547	$2,066,016	$(43,547)	$2,066,016
Cost of goods sold	-	1,474,486	-	1,474,486
Gross profit	43,547	591,530	(43,547)	591,530
Selling, general and administrative	38,119	475,888	(43,547)	470,460
Operating profit	5,428	115,642	-	121,070
Interest income	(1,578)	(578)	-	(2,156)
Interest expense	5,046	2,298	-	7,344
Income before income taxes	1,960	113,922	-	115,882
Income taxes	(658)	40,982	-	40,324
Equity in subsidiaries’ earnings, net of taxes	72,940	-	(72,940)	-
Net income	$75,558	$72,940	$(72,940)	$75,558

	For the 13 weeks ended July 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$45,197	$1,836,243	$(45,197)	$1,836,243
Cost of goods sold	-	1,299,263	-	1,299,263
Gross profit	45,197	536,980	(45,197)	536,980
Selling, general and administrative	38,510	435,541	(45,197)	428,854
Operating profit	6,687	101,439	-	108,126
Interest income	(404)	(1,000)	-	(1,404)
Interest expense	4,298	1,147	-	5,445
Income before income taxes	2,793	101,292	-	104,085
Income taxes	1,158	31,605	-	32,763
Equity in subsidiaries’ earnings, net of taxes	69,687	-	(69,687)	-
Net income	$71,322	$69,687	$(69,687)	$71,322

	For the 26 weeks ended July 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$89,581	$4,043,845	$(89,581)	$4,043,845
Cost of goods sold	-	2,888,966	-	2,888,966
Gross profit	89,581	1,154,879	(89,581)	1,154,879
Selling, general and administrative	75,340	941,129	(89,581)	926,888
Operating profit	14,241	213,750	-	227,991
Interest income	(3,946)	(826)	-	(4,772)
Interest expense	10,130	3,182	-	13,312
Income before income taxes	8,057	211,394	-	219,451
Income taxes	2,936	76,057	-	78,993
Equity in subsidiaries’ earnings, net of taxes	135,337	-	(135,337)	-
Net income	$140,458	$135,337	$(135,337)	$140,458

	For the 26 weeks ended July 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$89,729	$3,584,202	$(89,729)	$3,584,202
Cost of goods sold	-	2,534,972	-	2,534,972
Gross profit	89,729	1,049,230	(89,729)	1,049,230
Selling, general and administrative	74,874	841,409	(89,729)	826,554
Operating profit	14,855	207,821	-	222,676
Interest income	(1,437)	(1,969)	-	(3,406)
Interest expense	9,113	4,776	-	13,889
Income before income taxes	7,179	205,014	-	212,193
Income taxes	3,073	69,949	-	73,022
Equity in subsidiaries’ earnings, net of taxes	135,065	-	(135,065)	-
Net income	$139,171	$135,065	$(135,065)	$139,171

	For the 26 weeks ended July 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$140,458	$135,337	$(135,337)	$140,458
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,848	79,468	-	90,316
Deferred income taxes	(516)	(12,933)	-	(13,449)
Tax benefit from stock option exercises	3,810	-	-	3,810
Equity in subsidiaries’ earnings, net	(135,337)	-	135,337	-
Change in operating assets and liabilities:
Merchandise inventories	-	(84,163)	-	(84,163)
Prepaid expenses and other current assets	2,469	(7,072)	-	(4,603)
Accounts payable	(8,736)	70,949	-	62,213
Accrued expenses and other	(10,508)	24,899	-	14,391
Income taxes	(1,022)	(19,143)	-	(20,165)
Other	3,733	6,475	-	10,208
Net cash provided by operating activities	5,199	193,817	-	199,016

Cash flows from investing activities:
Purchases of property and equipment	(9,799)	(129,795)	-	(139,594)
Purchases of short-term investments	(30,250)	-	-	(30,250)
Sales of short-term investments	72,675	500	-	73,175
Proceeds from sale of property and equipment	18	804	-	822
Net cash provided by (used in) investing activities	32,644	(128,491)	-	(95,847)

Cash flows from financing activities:
Repayments of long-term obligations	(3,043)	(5,140)	-	(8,183)
Payment of cash dividends	(27,596)	-	-	(27,596)
Proceeds from exercise of stock options	18,441	-	-	18,441
Repurchases of common stock	(172,755)	-	-	(172,755)
Changes in intercompany note balances, net	82,511	(82,511)	-	-
Other financing activities	44	-	-	44
Net cash used in financing activities	(102,398)	(87,651)	-	(190,049)

Net decrease in cash and cash equivalents	(64,555)	(22,325)	-	(86,880)
Cash and cash equivalents, beginning of period	127,170	105,660	-	232,830
Cash and cash equivalents, end of period	$62,615	$83,335	$-	$145,950

	For the 26 weeks ended July 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$139,171	$135,065	$(135,065)	$139,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,071	70,626	-	80,697
Deferred income taxes	5,084	23,933	-	29,017
Tax benefit from stock option exercises	3,684	-	-	3,684
Equity in subsidiaries’ earnings, net	(135,065)	-	135,065	-
Change in operating assets and liabilities:			-
Merchandise inventories	-	(222,402)		(222,402)
Prepaid expenses and other current assets	(4,016)	1,857	-	(2,159)
Accounts payable	4,066	56,905	-	60,971
Accrued expenses and other	(8,043)	16,215	-	8,172
Income taxes	8,765	(35,060)	-	(26,295)
Other	(5,698)	(10,570)	-	(16,268)
Net cash provided by operating activities	18,019	36,569	-	54,588

Cash flows from investing activities:
Purchases of property and equipment	(18,408)	(116,045)	-	(134,453)
Purchases of short-term investments	(148,925)	(500)	-	(149,425)
Sales of short-term investments	206,350	500	-	206,850
Proceeds from sale of property and equipment	16	74	-	90
Net cash provided by (used in) investing activities	39,033	(115,971)	-	(76,938)

Cash flows from financing activities:
Repayments of long-term obligations	(3,876)	(4,543)	-	(8,419)
Payment of cash dividends	(26,448)	-	-	(26,448)
Proceeds from exercise of stock options	14,285	-	-	14,285
Repurchases of common stock	(169,391)	-	-	(169,391)
Changes in intercompany note balances, net	(115,138)	115,138	-	-
Other financing activities	(970)	-	-	(970)
Net cash provided by (used in) financing activities	(301,538)	110,595	-	(190,943)

Net increase (decrease) in cash and cash equivalents	(244,486)	31,193	-	(213,293)
Cash and cash equivalents, beginning of period	285,007	60,892	-	345,899
Cash and cash equivalents, end of period	$40,521	$92,085	$-	$132,606

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements/Risk Factors

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

Readers are cautioned not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date of this document.  The Company has no obligation, and does not intend, to publicly update or revise any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.

The Company’s business is moderately seasonal with the highest portion of sales occurring during the fourth quarter. Adverse events during the fourth quarter could, therefore, affect the Company’s financial statements as a whole. The Company realizes a significant portion of its net sales and net income during the Christmas selling season.  In anticipation of the holidays, the Company purchases substantial amounts of seasonal inventory and hires many temporary employees.  If for any reason the Company’s net sales during the Christmas selling season were to fall below seasonal norms, a seasonal merchandise inventory imbalance could result.  If such an imbalance were to occur, markdowns might be required to minimize this imbalance. The Company’s profitability and operating results could be adversely affected by unanticipated markdowns and by less than anticipated sales. Less than anticipated sales in the Christmas selling season would also negatively impact the Company’s ability to leverage the increased labor costs.

Adverse weather conditions or other disruptions, especially during the peak Christmas selling season, but also at other times, could also adversely affect the Company’s net sales and could make it more difficult for the Company to obtain sufficient quantities of merchandise from its suppliers.

Competition in the retail industry could limit the Company’s growth opportunities and reduce its profitability.  The Company competes in the discount retail merchandise business, which is highly competitive.  This competitive environment subjects the Company to the risk of reduced profitability because of the lower prices, and thus the lower margins, required to maintain the Company’s competitive position.  The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores.  These other retail companies operate stores in many of the areas where the Company operates.  The Company’s direct competitors in the dollar store retail category include Family Dollar, Dollar Tree, Fred’s, and various local, independent operators.  Competitors from other retail categories include CVS, Rite Aid, Walgreens, Eckerd, Wal-Mart and Kmart.  The discount retail merchandise business is subject to excess capacity and some of the Company’s competitors are much larger and have substantially greater resources than the Company.  The competition for customers has intensified in recent years as larger competitors, such as Wal-Mart, have moved into the Company’s geographic markets.  The Company remains vulnerable to the marketing power and high level of consumer recognition of these major national discount chains and to the risk that these chains or others could venture into the “dollar store” industry in a significant way.  Generally, the Company expects an increase in competition.

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

Existing military efforts, the possibility of war and acts of terrorism, and rising fuel costs could adversely impact the Company.  Existing U.S. military efforts, as well as the involvement of the United States in other military engagements, or a significant act of terrorism on U.S. soil or elsewhere, could have an adverse impact on the Company by, among other things, disrupting its information or distribution systems, causing dramatic increases in fuel prices thereby increasing the costs of doing business, or impeding the flow of imports or domestic products to the Company.

Rising fuel and energy costs could negatively impact discretionary spending and the Company’s costs of doing business.  A continuing rise in fuel and energy costs could adversely affect the Company’s business by reducing consumer spending or causing consumers to shift their spending to other products. In addition, continued increases in those costs also would increase the Company’s transportation costs and overall cost of doing business and could adversely affect the Company’s financial statements as a whole.

The Company’s business is dependent on its ability to obtain attractive pricing and other terms from its vendors and on the timely receipt of inventory.  The Company believes that it has generally good relations with its vendors and that it is generally able to obtain attractive pricing and other terms from vendors.  If the Company fails to maintain good relations with its vendors, it may not be able to obtain attractive pricing with the consequence that its net sales or profit margins would be reduced.  The Company may also face difficulty in obtaining needed inventory from its vendors because of interruptions in production or for other reasons, which would adversely affect the Company’s business.  Also, prolonged or repeated price increases of certain raw materials could affect our vendors’ product costs and, ultimately, the Company’s profitability.

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

The Company is dependent upon the smooth functioning of its distribution network and upon the capacity of its distribution centers (“DCs”).  The Company relies upon the ability to replenish depleted inventory through deliveries to its DCs from vendors and from the DCs to its stores by various means of transportation, including shipments by air, sea and truck. Labor shortages in the trucking industry could negatively impact transportation costs. In addition, long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect the Company’s business.  Moreover, if the Company were unable to achieve functionality of new DCs in the time frame expected, the Company’s ability to achieve the expected growth could be inhibited.

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

The inability to execute operating initiatives could negatively impact the Company’s operating results. The Company has undertaken a significant number of operating initiatives in 2005 that have the potential to be disruptive in the short term if they are not implemented effectively.  Ineffective implementation or execution of some or all of these initiatives could negatively impact the Company’s operating results.

The Company’s cost of doing business could increase as a result of changes in federal, state or local regulations.  Unanticipated changes in the federal or state minimum wage or living wage requirements or changes in other wage or workplace regulations could adversely impact the Company’s ability to meet financial targets.  In addition, changes in federal, state or local regulations governing the sale of the Company’s products, particularly “over-the-counter” medications or health products, could increase the Company’s cost of doing business and could adversely impact the Company’s sales results. The Company’s inability to comply with such changes in a timely fashion could result in significant fines or penalties that could impact the Company’s financial statements as a whole.

Rising insurance costs and loss experience could negatively impact profitability.  The costs of insurance (workers’ compensation insurance, general liability insurance, health insurance, property insurance and directors’ and officers’ liability insurance) and loss experience have risen in recent years. Higher than expected increases in these costs could have an unanticipated negative impact on the Company’s profitability.

Accounting Periods

The Company follows the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2005 and 2004, which represent fiscal years ending or ended February 3, 2006 and January 28, 2005, respectively.  Fiscal 2005 will be a 53-week accounting period and 2004 was a 52-week accounting period.  This discussion and analysis should be read with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the notes thereto.

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

Executive Overview. For the second quarter of 2005, the Company earned $75.6 million, or $0.23 per diluted share. In summary, the Company increased revenue by 12.5%, aided by new stores and a same-stores sales increase of 3.9%. The gross profit rate declined compared to the prior year period primarily due to the continued shift in sales to highly consumable categories, which typically have lower gross profit rates, and higher transportation costs due, in part, to rising fuel costs. Operating expenses declined, as a rate to sales, compared to the prior year period for reasons outlined below. See detailed discussions below for additional comments on financial performance in the current year periods as compared with the prior year periods.

Despite the continued difficult economic environment for its customers, the Company has made considerable progress in implementing many of the important operating initiatives outlined in its Annual Report on Form 10-K for the fiscal year ended January 28, 2005. That progress includes the following:

•

Opened 438 new stores, including 15 new Dollar General Market stores, while remaining on pace for the 2005 new store goal of 730;

•

Implemented the EZstore project in 2,625 stores, while remaining on pace to execute this strategy in 50% of stores by the end of 2005;

•

Reduced inventory levels on a per-store basis by approximately 3% as compared to the end of the second quarter of 2004 and will be continuing this inventory reduction effort throughout the remainder of the year;

•

Continued testing Dollar General Market formats, including in new geographic areas;

•

Continued focus on hiring practices and increasing accountability among Company employees;

•

Commenced operations of an eighth distribution center near Jonesville, South Carolina in accordance with the anticipated time frame;

•

Identified Marion, Indiana as the site of a ninth distribution center with a planned opening in 2006; and

•

Completed the rollout of coolers to the stores

While the Company provides no assurance that it will continue to be successful in executing these initiatives, nor does it guarantee that their successful implementation will result in superior financial performance, management continues to believe that they are appropriate initiatives for the long-term success of the business.

The following table contains results of operations data for the 13-week and 26-week periods ending July 29, 2005 and July 30, 2004, and the dollar and percentage variances among those periods:

(amounts in millions, excluding per share amounts)	13 Weeks Ended		2005 vs. 2004		26 Weeks Ended		2005 vs. 2004
	July 29, 2005	July 30, 2004	Amount change	% change	July 29, 2005	July 30, 2004	Amount change	% change
Net sales by category:
Highly consumable	$1,351.8	$1,167.3	$184.5	15.8	2,673.1	2,281.7	391.4	17.2%
% of net sales	65.43%	63.57%			66.10%	63.66%
Seasonal	317.5	290.9	26.7	9.2	592.8	551.3	41.5	7.5
% of net sales	15.37%	15.84%			14.66%	15.38%
Home products	215.1	208.2	7.0	3.4	426.9	422.9	4.0	0.9
% of net sales	10.41%	11.34%			10.56%	11.80%
Basic clothing	181.5	169.9	11.7	6.9	351.0	328.2	22.8	6.9
% of net sales	8.79%	9.25%			8.68%	9.16%
Net sales	$2,066.0	$1,836.2	$229.8	12.5%	$4,043.8	$3,584.2	$459.6	12.8%
Cost of goods sold	1,474.5	1,299.3	175.2	13.5	2,889.0	2,535.0	354.0	14.0
% of net sales	71.37%	70.76%			71.44%	70.73%
Gross profit	591.5	537.0	54.5	10.2	1,154.9	1,049.2	105.6	10.1
% of net sales	28.63%	29.24%			28.56%	29.27%
Selling, general and administrative	470.5	428.9	41.6	9.7	926.9	826.6	100.3	12.1
% of net sales	22.77%	23.35%			22.92%	23.06%
Operating profit	121.1	108.1	12.9	12.0	228.0	222.7	5.3	2.4
% of net sales	5.86%	5.89%			5.64%	6.21%
Interest income	(2.2)	(1.4)	(0.8)	53.6	(4.8)	(3.4)	(1.4)	40.1
% of net sales	(0.10)%	(0.08)%			(0.12)%	(0.10)%
Interest expense	7.3	5.4	1.9	34.9	13.3	13.9	(0.6)	(4.2)
% of net sales	0.36%	0.30%			0.33%	0.39%
Income before income taxes	115.9	104.1	11.8	11.3	219.5	212.2	7.3	3.4
% of net sales	5.61%	5.67%			5.43%	5.92%
Income taxes	40.3	32.8	7.6	23.1	79.0	73.0	6.0	8.2
% of net sales	1.95%	1.78%			1.95%	2.04%
Net income	$75.6	$71.3	$4.2	5.9	$140.5	$139.2	$1.3	0.9
% of net sales	3.66%	3.88%			3.47%	3.88%

Diluted earnings per share	$0.23	$0.22	$0.01	4.5%	$0.43	$0.42	$0.01	2.4%
Weighted average diluted shares	326.3	330.3	(4.0)	(1.2)	328.8	333.8	(5.0)	(1.5)

13 WEEKS ENDED JULY 29, 2005 AND JULY 30, 2004

Net Sales.  The increase in net sales of $229.8 million resulted primarily from opening 633 net new stores since July 30, 2004, and a same-store sales increase of 3.9% for the 2005 period compared to the 2004 period.  Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The increase in same-store sales accounted for $68.2 million of the increase in sales while stores opened since the beginning of 2004 were the primary contributors to the remaining $161.5 million sales increase during the 2005 period.

The Company monitors its sales internally by the four major categories noted in the table above. The Company’s merchandising mix in recent years has shifted to faster-turning consumable products versus home products and clothing.  A significant factor in the Company’s merchandising strategy has been the rollout of coolers, which allow the stores to sell refrigerated products.  As a result of the cooler rollout and other factors, the highly consumable category has become a greater percentage of the Company’s overall sales mix while the percentages of the home products and basic clothing categories have declined.  Accordingly, the Company’s sales increase in the 2005 period compared to the 2004 period was primarily attributable to the highly consumable category, which increased by $184.5 million, or 15.8%.  The Company continually reviews its merchandise mix and adjusts it when necessary as a part of its ongoing efforts to improve overall sales and gross profit.  These ongoing reviews may result in a shift in the Company’s merchandising strategy, which could increase permanent markdowns in the future.

Gross Profit.  The gross profit rate declined by 61 basis points in the 2005 period as compared with the 2004 period due to a number of factors, including but not limited to: lower sales, as a percentage of total sales, in the Company’s seasonal, home products and basic clothing categories, which have higher than average markups; higher transportation expenses primarily attributable to increased fuel costs; an increase in markdowns as a percentage of sales; and the estimated impact of the expansion of the number of departments utilized for the gross profit calculation from 10 to 23, as further described below under “Critical Accounting Policies and Estimates.” These factors were partially offset by higher average mark-ups on the Company’s beginning inventory in the 2005 period as compared with the 2004 period. The increased average mark-up on beginning inventory represents the cumulative impact of higher margin purchases over time.

Selling, General and Administrative (“SG&A”) Expense.  The decrease in SG&A expense as a percentage of sales in the 2005 period as compared with the 2004 period was due to a number of factors, including but not limited to the following expense categories that increased less than the 12.5 percent increase in sales: store-related salary costs (increased 9.6%) reflecting the Company’s cost-containment efforts including the EZstore project, which is designed to improve inventory flow and other areas of store operations; inventory services (decreased 39.8%) reflecting a reduction in the number of inventories taken during the period at a lower average cost per inventory compared to the prior year period; health benefits (decreased 25.5%) primarily due to a downward revision in claim lag assumptions based upon review and recommendation by the Company’s outside actuary, resulting in a $2.6 million reduction of the Company’s estimate of incurred but not reported health claims; insurance costs (decreased 1.7%) primarily due to lower worker’s compensation and general liability costs relative to sales as compared with the prior year period; and a reduction in professional fees (decreased 33.0%) primarily due to the reduction of consulting fees in the 2005 period associated with the EZstore project, and fees in the 2004 period associated with the Company’s initial Sarbanes-Oxley compliance efforts. These items were partially offset by store occupancy costs (increased 19.7%) primarily due to rising average monthly rentals associated with the Company’s leased store locations.

Interest Expense.  The increase in interest expense in the 2005 period compared to the 2004 period is due primarily to a $2.0 million reduction in income tax-related interest expense recorded in the 2004 period resulting from the outcome of certain state income tax examinations as further discussed in Note 6 to the Condensed Consolidated Financial Statements.

Income Taxes.  The effective income tax rate for the 2005 period was 34.8% compared to 31.5% in the 2004 period.  The rate for the 2005 period is lower than the Company’s estimated annual effective rate of approximately 36.1% primarily due to the year-to-date impact of a state investment tax credit associated with the construction of the Marion, Indiana DC and the impact of an internal corporate restructuring.  The tax rate in the 2004 period was favorably impacted by

$6.2 million resulting from the outcome of certain state income tax examinations relating to prior years as further discussed in Note 6 to the Condensed Consolidated Financial Statements.

26 WEEKS ENDED JULY 29, 2005 AND JULY 30, 2004

Net Sales.  The increase in net sales of $459.6 million resulted primarily from opening 633 net new stores since July 30, 2004, and a same-store sales increase of 4.4% for the 2005 period compared to the 2004 period.  The increase in same-store sales accounted for $151.7 million of the increase in sales while stores opened since the beginning of 2004 were the primary contributors to the remaining $308.0 million sales increase during the 2005 period.

The Company’s sales increase by merchandise category in the 2005 period compared to the 2004 period was primarily attributable to the highly consumable category, which increased by $391.4 million, or 17.2%, consistent with the factors outlined above.

Gross Profit.  The gross profit rate declined by 71 basis points in the 2005 period as compared with the 2004 period due to a number of factors, including but not limited to: lower sales, as a percentage of total sales, in the Company’s seasonal, home products and basic clothing categories, which have higher than average markups; higher transportation expenses primarily attributable to increased fuel costs; and the estimated impact of the expansion of the number of departments utilized for the gross profit calculation from 10 to 23, as further described below under “Critical Accounting Policies and Estimates.” These factors were partially offset by higher average mark-ups on the Company’s beginning inventory in the 2005 period as compared with the 2004 period. The increased average mark-up on beginning inventory represents the cumulative impact of higher margin purchases over time.

In the 2005 period the Company’s shrink, expressed in retail dollars as a percentage of sales, was 3.12% compared to 3.18% in the 2004 period.

Selling, General and Administrative (“SG&A”) Expense.  The decrease in SG&A expense as a percentage of sales in the 2005 period as compared with the 2004 period was due to a number of factors, including but not limited to the following expense categories that increased less than the 12.8 percent increase in sales: store-related salary costs (increased 11.2%) reflecting the Company’s cost-containment efforts including the EZstore project as discussed above; health benefits (decreased 12.0%) primarily due to a reduction in claim lag assumptions as discussed above; a reduction in professional fees (decreased 33.1%) primarily due to the reduction of consulting fees in the 2005 period associated with the EZstore project and Sarbanes-Oxley compliance efforts as discussed above; and insurance costs (increased 1.0%) primarily due to lower worker’s compensation and general liability costs relative to sales as compared with the prior year period. These items were partially offset by store occupancy costs (increased 20.0%) primarily due to rising average monthly rentals associated with the Company’s leased store locations; and fees associated with the increased customer usage of debit cards (increased 116.6%).

Interest Expense.  Interest expense in the 2005 period compared to the 2004 period remained relatively constant. A $2.0 million reduction in income tax-related interest expense in the 2004 period resulting from the outcome of certain state income tax examinations as discussed in Note 6 to the Condensed Consolidated Financial Statements was offset by (i) a $0.8 million increase in capitalized interest in the 2005 period compared to the 2004 period relating primarily to the Company’s DC construction and expansion projects, and (ii) a $0.7 million reduction in debt issuance cost amortization in the 2005 period compared to the 2004 period due primarily to the amendment of the Company’s revolving credit facility in June 2004.

Income Taxes.  The effective income tax rate for the 2005 period was 36.0% compared to 34.4% in the 2004 period.  The 2005 rate approximates the Company’s estimated annual effective tax rate of approximately 36.1%.  The tax rate in the 2004 period was favorably impacted by $6.2 million resulting from the outcome of certain state income tax examinations relating to prior years as further discussed in Note 6 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments.  At July 29, 2005, the Company had total long-term debt (including the current portion) of $265.0 million and $146.0 million of cash and cash equivalents, compared with total long-term debt of $271.3 million and $232.8 million of cash and cash equivalents at January 28, 2005.  The reduction in cash and cash equivalents during the first 26 weeks of 2005 is primarily attributable to repurchases by the Company of its common stock. Other significant factors affecting the Company’s cash and debt balances during the period include cash flows provided by operating activities, net sales of short-term investments, purchases of property and equipment and payments of cash dividends, all as further described below.

The Company’s inventory balance represented approximately 51% of its total assets as of July 29, 2005.  The Company’s ability to effectively manage its inventory balances can have a significant impact on the Company’s cash flows from operations during a given period or fiscal year.  In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Inventory turns, calculated on a rolling annualized basis using balances from each quarter, were 4.0 times for the periods ended July 29, 2005 and July 30, 2004.

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

On November 30, 2004, the Board of Directors authorized the Company to repurchase up to 10 million shares of its outstanding common stock.  Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.  The objective of the share repurchase program is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company’s cost of capital.  Additionally, share repurchases generally will be undertaken only if such purchases result in an accretive impact on the Company’s fully diluted earnings per share calculation.  This authorization expires November 30, 2005. As of July 29, 2005, the Company had repurchased approximately 9.0 million shares pursuant to this authorization. See Part II--Item 2 of this Form 10-Q.

The Company has a $250 million revolving credit facility (the “Credit Facility”), which expires in June 2009.  As of July 29, 2005, the Company had no outstanding borrowings and $6.5 million of standby letters of credit under the Credit Facility.  The standby letters of credit reduce the borrowing capacity under the Credit Facility.  At July 29, 2005 the Company was in compliance with all financial covenants contained in the Credit Facility.

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

At July 29, 2005 and January 28, 2005, the Company had commercial letter of credit facilities totaling $195.0 million and $215.0 million, respectively, of which $147.2 million and $98.8 million, respectively, were outstanding for the funding of imported merchandise purchases.

In July 2005, as an inducement for the Company to select Marion, Indiana as the site for construction of a new DC, the Economic Development Board of Marion approved a tax increment financing in the amount of $14.5 million. Pursuant to this financing, proceeds from the issuance of certain revenue bonds will be loaned to the Company in connection with the construction of the DC. This transaction will be funded during the second half of 2005.

The Company believes that its existing cash balances, cash flows from operations, the Credit Facility and its anticipated ongoing access to the capital markets, if necessary, will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

Cash flows provided by operating activities.  The most significant component of the increase in cash flows from operating activities in the 2005 period as compared to the 2004 period was the change in inventory balances. The most significant change in inventory levels occurred in the seasonal and basic clothing categories. Seasonal inventory levels declined by 2% in the 2005 period as compared to an 18% increase in the 2004 period, while basic clothing inventory levels increased by 2% in the 2005 period as compared to a 29% increase in the 2004 period. Inventory management is a continuing focal point for the Company. In connection with this effort, the Company has completed an initiative of identifying specific merchandise in its stores that it wants to sell through via promotional sales to customers. Some of these items have already been marked down and some may require additional markdowns in future periods. The future rate of sales of this merchandise will be a key determinant of the rate of future markdowns.

Cash flows used in investing activities.  Significant components of the Company’s property and equipment purchases in the 2005 period included the following approximate amounts: $41 million for distribution and transportation-related capital expenditures; $38 million for new stores; $27 million for the EZstore project; and $13 million for systems-related capital projects.  During the 2005 period, the Company opened 438 new stores. Distribution and transportation expenditures in the 2005 period include costs associated with the construction of the Company’s DCs in Marion, Indiana and near Jonesville, South Carolina.

Significant components of property and equipment purchases in the 2004 period included the following approximate amounts: $38 million for new stores; $38 million for distribution and transportation-related capital expenditures; $16 million for coolers in new and existing stores, which allow the stores to carry refrigerated products; $13 million for certain fixtures in existing stores and $11 million for systems-related capital projects. During the 2004 period, the Company opened 420 new stores.  Distribution and transportation expenditures in the 2004 period include costs associated with the expansion of the Ardmore, Oklahoma and South Boston, Virginia DCs as well as costs associated with the construction of the Company’s DC near Jonesville, South Carolina.

Net sales of short-term investments increased net cash from investing activities by $42.9 million and $57.4 million in the 2005 and 2004 periods, respectively, and primarily reflect the Company’s investment activities in tax-exempt auction market securities.

Capital expenditures for the 2005 fiscal year are projected to be approximately $350 million.  The Company anticipates funding its 2005 capital requirements with cash flows from operations and, if necessary, borrowings under the Credit Facility.

Cash flows used in financing activities.  The Company repurchased approximately 8.4 and 9.0 million shares of its common stock during the 2005 and 2004 periods at a total cost of $172.8 million, and $169.4 million, respectively. The Company paid cash dividends of $27.6 million and $26.4 million, or $0.085 and $0.08 per share, respectively, on its outstanding common stock during the 2005 and 2004 periods. These uses of cash were partially offset by stock option proceeds of $18.4 million and $14.3 million, respectively, during the 2005 and 2004 periods.

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

In addition to the estimates presented below, there are other items within the Company’s financial statements that require estimation but are not deemed critical as defined above. The Company believes these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

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

To reduce the potential of such distortions in the valuation of inventory, the Company’s RIM calculation through the end of 2004 utilized 10 departments in which fairly homogenous classes of merchandise inventories having similar gross margins were grouped.  In 2005, in order to further refine its RIM calculation, the Company expanded the number of departments it utilizes for its gross margin calculation from 10 to 23. The Company estimates that this change resulted in a reduction of gross profit of approximately $3.4 million and $6.7 million, respectively, for the 13-week and 26-week periods ended July 29, 2005. The impact of this change on the Company’s annual consolidated financial statements is not currently expected to be material, although a given quarter could be impacted based on the mix of sales in the quarter. Other factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and the utilization of an independent statistician to assist in the LIFO sampling process and index formulation. Also, on an ongoing basis, the Company reviews and evaluates the salability of its inventory and records LCM reserves, if necessary.

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

Contingent Liabilities – Income Taxes. The Company is subject to routine income tax audits that occur periodically in the normal course of business. The Company estimates its contingent income tax liabilities based on its assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities. The contingent liabilities are estimated based on both historical audit experiences with various state and federal taxing authorities and the Company’s interpretation of current income tax-related trends. If the Company’s income tax contingent liability estimates prove to be inaccurate, the resulting adjustments could be material to the Company’s results of operations.

Contingent Liabilities – Legal Matters. The Company is subject to legal, regulatory and other proceedings and claims. Reserves, if any, are established for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company’s financial statements and SEC filings, management’s view of the Company’s exposure. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). See Note 4 to the Condensed Consolidated Financial Statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosures relating to this item that are set forth in our report on Form 10-K for the fiscal year ended January 28, 2005.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive

Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of July 29, 2005.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of July 29, 2005.

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) identified in connection with the evaluation of the Company’s internal control over financial reporting as required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended July 29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information contained in Note 4 to the Condensed Consolidated Financial Statements under the heading “Legal Proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of the Company’s common stock made during the quarter ended July 29, 2005 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
04/30/05-05/31/05	2,010,361	$20.48	2,010,300	6,300,200
06/01/05-06/30/05	5,258,656	$20.26	5,257,600	1,042,600
07/01/05-07/29/05	568	$20.46	-	1,042,600
Total	7,269,585	$20.32	7,267,900	1,042,600

(a)  Includes 1,157 shares purchased in open market transactions in satisfaction of the Company’s obligations under certain employee benefit plans and 528 shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock.

(b)  On December 1, 2004, the Company announced that its Board of Directors had approved on November 30, 2004 a share repurchase program of 10 million shares.  That repurchase authorization expires on November 30, 2005.  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The Company did not have any repurchase plan or program that expired during the second quarter of 2005, nor has the Company determined to terminate the current plan prior to its expiration.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Shareholders’ Meeting was held on May 24, 2005.  Proxies for that Meeting were solicited in accordance with Regulation 14A of the Exchange Act. There was no solicitation in opposition to management’s nominees and each of those nominees was elected to serve a one-year term. The voting results on each matter at the Meeting are set forth below:

(a)

Proposal 1—Election of Directors

	For	Withhold Authority
David L. Beré	278,454,610	2,445,419
Dennis C. Bottorff	278,302,550	2,597,479
Barbara L. Bowles	277,269,492	3,630,537
James L. Clayton	276,119,055	4,780,974
Reginald D. Dickson	276,130,791	4,769,238
E. Gordon Gee	276,398,561	4,501,468
Barbara M. Knuckles	277,466,287	3,433,742
David A. Perdue	275,538,938	5,361,091
J. Neal Purcell	277,512,060	3,387,969
James D. Robbins	277,538,013	3,362,016
David M. Wilds	275,018,186	5,881,843

(b)

Proposal 2—Approval of Annual Incentive Plan to assure full tax deductibility of awards in connection with Internal Revenue Code Section 162(m)

For	Against	Abstain
271,403,170	7,464,549	2,032,309

(c)

Proposal 3—Ratification of the appointment of Ernst & Young LLP as independent auditors

For	Against	Abstain
278,209,326	608,134	2,082,568

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

DOLLAR GENERAL CORPORATION

Date:	August 25, 2005	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1

Seventh Supplemental Indenture, dated as of May 23, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.

4.2

Eighth Supplemental Indenture, dated as of July 27, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee.

10.1

Amendment to Dollar General Corporation 1998 Stock Incentive Plan.

10.2

Form of Restricted Stock Unit Award Agreement and Election Forms in connection with restricted stock unit grants made to outside directors pursuant to the Company’s 1998 Stock Incentive Plan.

10.3

Form of Stock Option Grant Notice in connection with option grants made pursuant to the Company’s 1998 Stock Incentive Plan.

10.4

Form of Restricted Stock Award Agreement in connection with restricted stock grants made pursuant to the Company’s 1998 Stock Incentive Plan.

10.5

Form of Restricted Stock Unit Award Agreement in connection with restricted stock unit grants made to officers and employees pursuant to the Company’s 1998 Stock Incentive Plan.

10.6

Dollar General Corporation Annual Incentive Plan (effective March 16, 2005, as approved by shareholders on May 24, 2005).

10.7

Dollar General Corporation 2005 Store Support and Distribution Center Teamshare Bonus Program.

10.8

Summary of Outside Director Compensation (effective May 25, 2005).

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

Certifications of CEO and CFO under 18 U.S.C. 1350.