Form 10-Q
period 2005-10-28
DOLLAR GENERAL CORP
filed 2005-11-22
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2005

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

The number of shares of common stock outstanding on November 18, 2005 was 316,629,101.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 28, 2005	January 28, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$92,769	$232,830
Short-term investments	1,417	42,925
Merchandise inventories	1,574,567	1,376,537
Deferred income taxes	14,348	24,908
Prepaid expenses and other current assets	61,549	53,702
Total current assets	1,744,650	1,730,902
Net property and equipment	1,155,281	1,080,838
Other assets, net	30,850	29,264
Total assets	$2,930,781	$2,841,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$8,864	$12,860
Accounts payable	521,087	409,327
Accrued expenses and other	372,537	333,889
Income taxes payable	7,452	69,616
Total current liabilities	909,940	825,692
Long-term obligations	344,436	258,462
Deferred income taxes	62,118	72,385

Shareholders’ equity:
Preferred stock	-	-
Common stock	158,437	164,086
Additional paid-in capital	451,180	421,600
Retained earnings	1,011,019	1,102,457
Accumulated other comprehensive loss	(839)	(973)
	1,619,797	1,687,170
Other shareholders’ equity	(5,510)	(2,705)
Total shareholders’ equity	1,614,287	1,684,465
Total liabilities and shareholders’ equity	$2,930,781	$2,841,004

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
Net sales	$2,057,888	$1,879,187	$6,101,733	$5,463,389
Cost of goods sold	1,478,872	1,325,202	4,367,838	3,860,174
Gross profit	579,016	553,985	1,733,895	1,603,215
Selling, general and administrative	477,404	440,029	1,404,292	1,266,583
Operating profit	101,612	113,956	329,603	336,632
Interest income	(1,670)	(1,324)	(6,442)	(4,730)
Interest expense	5,321	7,688	18,633	21,577
Income before income taxes	97,961	107,592	317,412	319,785
Income taxes	33,536	36,466	112,529	109,488
Net income	$64,425	$71,126	$204,883	$210,297

Earnings per share:
Basic	$0.20	$0.22	$0.63	$0.64
Diluted	$0.20	$0.22	$0.63	$0.63

Weighted-average common shares outstanding:
Basic	319,520	327,844	323,855	329,917
Diluted	321,443	330,313	326,334	332,623

Dividends per share	$0.045	$0.040	$0.130	$0.120

See notes to condensed consolidated financial statements.

 DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	October 28, 2005	October 29, 2004

Cash flows from operating activities:
Net income	$204,883	$210,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,817	122,882
Deferred income taxes	293	27,132
Tax benefit from stock option exercises	4,009	5,615
Change in operating assets and liabilities:
Merchandise inventories	(198,030)	(401,433)
Prepaid expenses and other current assets	(7,847)	(3,725)
Accounts payable	103,896	96,876
Accrued expenses and other	39,593	39,987
Income taxes payable	(62,245)	(24,082)
Other	12,348	(11,332)
Net cash provided by operating activities	234,717	62,217

Cash flows from investing activities:
Purchases of property and equipment	(216,849)	(219,177)
Purchases of short-term investments	(30,250)	(152,425)
Sales of short-term investments	73,175	219,651
Proceeds from sales of property and equipment	1,085	154
Net cash used in investing activities	(172,839)	(151,797)

Cash flows from financing activities:
Issuance of long-term borrowings	14,495	-
Borrowings under revolving credit facility	148,600	109,100
Repayments of borrowings under revolving credit facility	(73,600)	(44,600)
Repayments of long-term obligations	(10,832)	(12,311)
Payment of cash dividends	(41,999)	(39,564)
Proceeds from exercise of stock options	22,041	21,125
Repurchases of common stock	(260,707)	(198,362)
Other financing activities	63	(613)
Net cash used in financing activities	(201,939)	(165,225)

Net decrease in cash and cash equivalents	(140,061)	(254,805)
Cash and cash equivalents, beginning of period	232,830	345,899
Cash and cash equivalents, end of period	$92,769	$91,094

Supplemental schedule of noncash investing and financing activities:
Investments awaiting settlement, included in Accounts payable	$12,129	$-
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$8,656	$4,817
Purchases of property and equipment under capital lease obligations	$3,283	$1,690

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Basis of presentation and accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.  Such financial statements consequently do not include all of the disclosures normally required by GAAP or those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended January 28, 2005 for additional information.

The accompanying condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week and 39-week periods ended October 28, 2005 and October 29, 2004 have been made.

Certain prior amounts have been reclassified to conform to the current period presentation.  Ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.  Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Change in accounting estimate

The Company’s merchandise inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method.  Under the Company’s retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales.  To reduce the potential of distortions in the valuation of inventory, the Company’s RIM calculation through the end of 2004 utilized 10 departments in which fairly homogeneous classes of merchandise inventories having similar gross margins were grouped.  In 2005, in order to further refine its RIM calculation, the Company expanded the number of departments it utilizes for its gross margin calculation from 10 to 23. The Company estimates that this change resulted in a reduction of gross profit of approximately $10.8 million and $17.5 million, for the 13-week and 39-week periods ended October 28, 2005, respectively.

Accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value.  This new standard will generally be effective for public companies no later than their first fiscal year that begins after June 15, 2005.  Companies can adopt the new standard in one of two ways: (i) the modified prospective application, in which a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or (ii) the modified retrospective application, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123(R) in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which an entity would recognize employee compensation cost in the amounts currently reported in the pro forma disclosures provided in accordance with SFAS No. 123.

The Company currently expects to adopt SFAS No. 123(R) during the first quarter of 2006 using the modified prospective application, and expects to incur incremental Selling, general and administrative expense associated with the adoption of approximately $8 million to $16 million in 2006. See Note 5 below for disclosure of the pro forma effects of stock option grants as determined using the methodology prescribed under SFAS No. 123.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the accompanying condensed consolidated statement of cash flows for such excess tax deductions were $4.0 million for the 39-week period ended October 28, 2005 and were $9.7 million for all of fiscal 2004.

2.

Comprehensive income

Comprehensive income consists of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
Net income	$64,425	$71,126	$204,883	$210,297
Reclassification of net loss on derivatives	44	45	134	152
Comprehensive income	$64,469	$71,171	$205,017	$210,449

3.

Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended October 28, 2005			13 Weeks Ended October 29, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$64,425	319,520	$0.20	$71,126	327,844	$0.22
Effect of dilutive stock options		1,923			2,469
Diluted earnings per share	$64,425	321,443	$0.20	$71,126	330,313	$0.22

	39 Weeks Ended October 28, 2005			39 Weeks Ended October 29, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$204,883	323,855	$0.63	$210,297	329,917	$0.64
Effect of dilutive stock options		2,479			2,706
Diluted earnings per share	$204,883	326,334	$0.63	$210,297	332,623	$0.63

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share was determined based on the dilutive effect of stock options and other common stock equivalents using the treasury stock method.

4.

Commitments and contingencies

Legal proceedings

On March 14, 2002, a complaint was filed in the United States District Court for the Northern District of Alabama (Edith Brown, on behalf of herself and others similarly situated v. Dolgencorp. Inc., and Dollar General Corporation, CV02-C-0673-W (“Brown”)).  Brown is a collective action against the Company on behalf of current and former salaried store managers claiming that these individuals were entitled to overtime pay and should not have been classified as exempt employees under the Fair Labor Standards Act (“FLSA”).  Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.

On January 12, 2004, the court certified an opt-in class of plaintiffs consisting of all persons employed by the Company as store managers at any time since March 14, 1999, who regularly worked more than 50 hours per week and either: (1) customarily supervised less than two employees at one time; (2) lacked authority to hire or discharge employees without supervisor approval; or (3) sometimes worked in non-managerial positions at stores other than the one he or she managed.  The Company’s request to appeal the certification decision on a discretionary basis to the 11th U.S. Circuit Court of Appeals was denied.

Notice was sent to prospective class members and the deadline for individuals to opt in to the lawsuit was May 31, 2004.  Approximately 5,000 individuals opted in.  Although the Company has several pending motions that may dispose of all or portions of the case, the

Company is unable at this time to predict whether or the extent to which any of these motions will be successful.  A trial date has not been set.

Three additional lawsuits, Tina Depasquales v. Dollar General Corp. (Southern District of Georgia, Savannah Division, CV 404-096, filed May 12, 2004), Karen Buckley v. Dollar General Corp. (Southern District of Ohio, C-2-04-484, filed June 8, 2004), and Sheila Ann Hunsucker v. Dollar General Corp. et al. (Western District of Oklahoma, Civ-04-165-R, filed February 19, 2004), were filed asserting essentially the same claims as the Brown case, and were subsequently consolidated in the Northern District of Alabama where the Brown litigation is pending. The plaintiffs in the Depasquales and the Hunsucker lawsuits have since dismissed their cases and opted into the Brown case.  The Buckley plaintiff has represented to the Court an intent to abandon the federal FLSA claim in order to pursue a class action under Ohio’s state law equivalent of the FLSA.  The Company believes that the consolidation will not extend any of the deadlines in the Brown case.

On October 10, 2005, the Company was served with an additional lawsuit, Moldoon, et al. v. Dolgencorp, Inc., et al. (Western District of Louisiana, Lake Charles Division, CV05-0852, filed May 19, 2005), filed as a putative collective action in which five current or former store managers claim to have been improperly classified as exempt executive employees under the FLSA.  Plaintiffs seek injunctive relief, back wages, liquidated damages and attorneys’ fees.  Although the Company has answered the Moldoon complaint, discovery has not yet begun.  At this time, it is not possible to predict whether the Court will permit this action to proceed collectively or whether the action will be consolidated with the Brown litigation.

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment.  The Company intends to vigorously defend these actions.  However, no assurances can be given that the Company will be successful in that defense on the merits or otherwise, and, if not, the resolution or resolutions could have a material adverse effect on the Company’s financial statements as a whole.

In addition to the matters described above, the Company is involved in other legal actions and claims arising in the ordinary course of business. The Company believes, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material effect on the Company’s financial statements as a whole.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial statements as a whole.

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

	13 Weeks Ended		39 Weeks Ended
(Amounts in thousands except per share data)	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
Net income - as reported	$64,425	$71,126	$204,883	$210,297
Less pro forma effect of stock option grants, net of tax	1,398	2,956	6,099	8,860
Net income - pro forma	$63,027	$68,170	$198,784	$201,437

Earnings per share - as reported
Basic	$0.20	$0.22	$0.63	$0.64
Diluted	$0.20	$0.22	$0.63	$0.63
Earnings per share - pro forma
Basic	$0.20	$0.21	$0.61	$0.61
Diluted	$0.20	$0.21	$0.61	$0.61

The fair value of options granted during the 13 weeks ended October 28, 2005 and October 29, 2004 was $5.11 and $6.38 per share, respectively.  The fair value of options granted during the 39 weeks ended October 28, 2005 and October 29, 2004 was $6.51 and $6.36 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
Expected dividend yield	0.9%	0.9%	0.9%	0.9%
Expected stock price volatility	25.9%	35.5%	27.3%	35.5%
Weighted average risk-free interest rate	3.8%	3.6%	4.2%	3.5%
Expected life of options (years)	5.0	5.0	5.0	5.0

6.

Income taxes

The effective income tax rates for the 13 weeks ended October 28, 2005 and October 29, 2004 were 34.2% and 33.9%, respectively, and for the 39 weeks ended October 28, 2005 and October 29, 2004 were 35.5% and 34.2%, respectively.

The fiscal 2005 periods have benefited primarily from the reduction of the Company’s estimated effective annual rate from 36.9% to 36.0% through the third quarter of 2005, due in part to a state investment tax credit resulting from the Company’s investment in its Indiana distribution center, and from benefits resulting from an internal corporate reorganization. Additionally, the fiscal 2005 periods have benefited from favorable reductions in certain contingent income tax-related liabilities.

During fiscal 2004, the Company recorded a net reduction in certain contingent income tax-related liabilities and the related interest accruals due to a change in its probability assessment that the likelihood of certain potential income tax-related exposure items would translate into actual future liabilities. Those adjustments resulted in favorable impacts to the prior year period’s income tax provision and interest expense. In addition, the Company recorded favorable adjustments in the prior year period as the result of the retroactive reinstatement of certain federal jobs credits, and the filing of the Company’s income tax returns and a related reconciliation of previously recorded tax accruals.

7.

Repurchases of common stock

On September 30, 2005, the Board of Directors authorized a repurchase program for up to 10 million shares of the Company’s outstanding common stock, which expires September 30, 2006. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The objective of the share repurchase program is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases generally will be undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation. Pursuant to this authorization, as of October 28, 2005, the Company had purchased approximately 3.6 million shares at a cost of $67.9 million, and had approximately 6.4 million shares remaining.

On November 30, 2004, the Board of Directors authorized a repurchase program for up to 10 million shares of the Company’s outstanding common stock in the open market or in privately negotiated transactions from time to time subject to market conditions.  The objective of this share repurchase program was consistent with the September 2005 repurchase program as described above.  During fiscal 2004, approximately 0.5 million shares were repurchased pursuant to this authorization.  During the first 39 weeks of fiscal 2005, the Company purchased approximately 9.5 million shares at a total cost of $192.9 million, thereby completing this authorization.

8.

Segment reporting

The Company manages its business on the basis of one reportable segment.  As of October 28, 2005, all of the Company’s operations were located within the United States, with the exception of an immaterial Hong Kong subsidiary that began operations in fiscal 2004. The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
Classes of similar products:
Highly consumable	$1,405,413	$1,251,106	$4,078,515	$3,532,824
Seasonal	269,695	258,835	862,534	810,166
Home products	211,609	203,227	638,493	626,153
Basic clothing	171,171	166,019	522,191	494,246
Net sales	$2,057,888	$1,879,187	$6,101,733	$5,463,389

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

The following consolidating schedules present condensed financial information on a combined basis.

(In thousands)	As of October 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$(922)	$93,691	$-	$92,769
Short-term investments	-	1,417	-	1,417
Merchandise inventories	-	1,574,567	-	1,574,567
Deferred income taxes	11,397	2,951	-	14,348
Prepaid expenses and other current assets	62,248	545,367	(546,066)	61,549
Total current assets	72,723	2,217,993	(546,066)	1,744,650

Property and equipment, at cost	206,381	1,932,706	-	2,139,087
Less accumulated depreciation and amortization	94,480	889,326	-	983,806
Net property and equipment	111,901	1,043,380	-	1,155,281

Other assets, net	2,213,304	24,806	(2,207,260)	30,850

Total assets	$2,397,928	$3,286,179	$(2,753,326)	$2,930,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$(38)	$8,902	$-	$8,864
Accounts payable	520,518	544,217	(543,648)	521,087
Accrued expenses and other	29,549	342,988	-	372,537
Income taxes payable	-	9,870	(2,418)	7,452
Total current liabilities	550,029	905,977	(546,066)	909,940

Long-term obligations	228,746	1,391,823	(1,276,133)	344,436

Deferred income taxes	4,866	57,252	-	62,118

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	158,437	23,853	(23,853)	158,437
Additional paid-in capital	451,180	672,311	(672,311)	451,180
Retained earnings	1,011,019	234,963	(234,963)	1,011,019
Accumulated other comprehensive loss	(839)	-	-	(839)
	1,619,797	931,127	(931,127)	1,619,797
Other shareholders’ equity	(5,510)	-	-	(5,510)
Total shareholders’ equity	1,614,287	931,127	(931,127)	1,614,287

Total liabilities and shareholders’ equity	$2,397,928	$3,286,179	$(2,753,326)	$2,930,781

(In thousands)	As of January 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$127,170	$105,660	$-	$232,830
Short-term investments	42,425	500	-	42,925
Merchandise inventories	-	1,376,537	-	1,376,537
Deferred income taxes	10,024	14,884	-	24,908
Prepaid expenses and other current assets	23,305	1,740,029	(1,709,632)	53,702
Total current assets	202,924	3,237,610	(1,709,632)	1,730,902

Property and equipment, at cost	184,618	1,755,717	-	1,940,335
Less accumulated depreciation and amortization	78,661	780,836	-	859,497
Net property and equipment	105,957	974,881	-	1,080,838

Other assets, net	3,376,578	58,373	(3,405,687)	29,264

Total assets	$3,685,459	$4,270,864	$(5,115,319)	$2,841,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$4,399	$8,461	$-	$12,860
Accounts payable	1,763,024	355,904	(1,709,601)	409,327
Accrued expenses and other	37,378	296,511	-	333,889
Income taxes payable	-	69,647	(31)	69,616
Total current liabilities	1,804,801	730,523	(1,709,632)	825,692

Long-term obligations	190,769	1,261,998	(1,194,305)	258,462

Deferred income taxes	5,424	66,961	-	72,385

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	164,086	23,853	(23,853)	164,086
Additional paid-in capital	421,600	1,243,468	(1,243,468)	421,600
Retained earnings	1,102,457	944,061	(944,061)	1,102,457
Accumulated other comprehensive loss	(973)	-	-	(973)
	1,687,170	2,211,382	(2,211,382)	1,687,170
Other shareholders’ equity	(2,705)	-	-	(2,705)
Total shareholders’ equity	1,684,465	2,211,382	(2,211,382)	1,684,465

Total liabilities and shareholders’ equity	$3,685,459	$4,270,864	$(5,115,319)	$2,841,004

(In thousands)	For the 13 weeks ended October 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$35,990	$2,057,888	$(35,990)	$2,057,888
Cost of goods sold	-	1,478,872	-	1,478,872
Gross profit	35,990	579,016	(35,990)	579,016
Selling, general and administrative	32,767	480,627	(35,990)	477,404
Operating profit	3,223	98,389	-	101,612
Interest income	(1,263)	(407)	-	(1,670)
Interest expense	5,137	184	-	5,321
Income (loss) before income taxes	(651)	98,612	-	97,961
Income taxes	(231)	33,767	-	33,536
Equity in subsidiaries’ earnings, net of taxes	64,845	-	(64,845)	-
Net income	$64,425	$64,845	$(64,845)	$64,425

(In thousands)	For the 13 weeks ended October 29, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$40,639	$1,879,187	$(40,639)	$1,879,187
Cost of goods sold	-	1,325,202	-	1,325,202
Gross profit	40,639	553,985	(40,639)	553,985
Selling, general and administrative	33,716	446,952	(40,639)	440,029
Operating profit	6,923	107,033	-	113,956
Interest income	(212)	(1,112)	-	(1,324)
Interest expense	4,220	3,468	-	7,688
Income before income taxes	2,915	104,677	-	107,592
Income taxes	841	35,625	-	36,466
Equity in subsidiaries’ earnings, net of taxes	69,052	-	(69,052)	-
Net income	$71,126	$69,052	$(69,052)	$71,126

(In thousands)	For the 39 weeks ended October 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$125,571	$6,101,733	$(125,571)	$6,101,733
Cost of goods sold	-	4,367,838	-	4,367,838
Gross profit	125,571	1,733,895	(125,571)	1,733,895
Selling, general and administrative	108,107	1,421,756	(125,571)	1,404,292
Operating profit	17,464	312,139	-	329,603
Interest income	(5,209)	(1,233)	-	(6,442)
Interest expense	15,267	3,366	-	18,633
Income before income taxes	7,406	310,006	-	317,412
Income taxes	2,705	109,824	-	112,529
Equity in subsidiaries’ earnings, net of taxes	200,182	-	(200,182)	-
Net income	$204,883	$200,182	$(200,182)	$204,883

(In thousands)	For the 39 weeks ended October 29, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$130,368	$5,463,389	$(130,368)	$5,463,389
Cost of goods sold	-	3,860,174	-	3,860,174
Gross profit	130,368	1,603,215	(130,368)	1,603,215
Selling, general and administrative	108,590	1,288,361	(130,368)	1,266,583
Operating profit	21,778	314,854	-	336,632
Interest income	(1,649)	(3,081)	-	(4,730)
Interest expense	13,333	8,244	-	21,577
Income before income taxes	10,094	309,691	-	319,785
Income taxes	3,914	105,574	-	109,488
Equity in subsidiaries’ earnings, net of taxes	204,117	-	(204,117)	-
Net income	$210,297	$204,117	$(204,117)	$210,297

(In thousands)	For the 39 weeks ended October 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$204,883	$200,182	$(200,182)	$204,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,578	121,239	-	137,817
Deferred income taxes	(1,931)	2,224	-	293
Tax benefit from stock option exercises	4,009	-	-	4,009
Equity in subsidiaries’ earnings, net	(200,182)	-	200,182	-
Change in operating assets and liabilities:
Merchandise inventories	-	(198,030)	-	(198,030)
Prepaid expenses and other current assets	1,909	(9,756)	-	(7,847)
Accounts payable	(12,395)	116,291	-	103,896
Accrued expenses and other	(8,122)	47,715	-	39,593
Income taxes	(2,468)	(59,777)	-	(62,245)
Other	4,426	7,922	-	12,348
Net cash provided by operating activities	6,707	228,010	-	234,717

Cash flows from investing activities:
Purchases of property and equipment	(22,395)	(194,454)	-	(216,849)
Purchases of short-term investments	(30,250)	-	-	(30,250)
Sales of short-term investments	72,675	500	-	73,175
Proceeds from sale of property and equipment	45	1,040	-	1,085
Net cash provided by (used in) investing activities	20,075	(192,914)	-	(172,839)

Cash flows from financing activities:
Issuance of long-term borrowings	-	14,495	-	14,495
Borrowings under revolving credit facilities	148,600	-	-	148,600
Repayments of borrowings under revolving credit facilities	(73,600)	-	-	(73,600)
Repayments of long-term obligations	(4,169)	(6,663)	-	(10,832)
Payment of cash dividends	(41,999)	-	-	(41,999)
Proceeds from exercise of stock options	22,041	-	-	22,041
Repurchases of common stock	(260,707)	-	-	(260,707)
Changes in intercompany note balances, net	54,897	(54,897)	-	-
Other financing activities	63	-	-	63
Net cash used in financing activities	(154,874)	(47,065)	-	(201,939)

Net decrease in cash and cash equivalents	(128,092)	(11,969)	-	(140,061)
Cash and cash equivalents, beginning of period	127,170	105,660	-	232,830
Cash and cash equivalents, end of period	$(922)	$93,691	$-	$92,769

(In thousands)	For the 39 weeks ended October 29, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$210,297	$204,117	$(204,117)	$210,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,868	109,014	-	122,882
Deferred income taxes	3,707	23,425	-	27,132
Tax benefit from stock option exercises	5,615	-	-	5,615
Equity in subsidiaries’ earnings, net	(204,117)	-	204,117	-
Change in operating assets and liabilities:
Merchandise inventories	-	(401,433)	-	(401,433)
Prepaid expenses and other current assets	(4,899)	1,174	-	(3,725)
Accounts payable	(923)	97,799	-	96,876
Accrued expenses and other	(3,082)	43,069	-	39,987
Income taxes	8,963	(33,045)	-	(24,082)
Other	(5,311)	(6,021)	-	(11,332)
Net cash provided by operating activities	24,118	38,099	-	62,217

Cash flows from investing activities:
Purchases of property and equipment	(14,964)	(204,213)	-	(219,177)
Purchases of short-term investments	(151,925)	(500)	-	(152,425)
Sales of short-term investments	219,150	501	-	219,651
Proceeds from sale of property and equipment	3	151	-	154
Net cash provided by (used in) investing activities	52,264	(204,061)	-	(151,797)

Cash flows from financing activities:
Borrowings under revolving credit facility	109,100	-	-	109,100
Repayments of borrowings under revolving credit facility	(44,600)	-	-	(44,600)
Repayments of long-term obligations	(5,664)	(6,647)	-	(12,311)
Payment of cash dividends	(39,564)	-	-	(39,564)
Proceeds from exercise of stock options	21,125	-	-	21,125
Repurchases of common stock	(198,362)	-	-	(198,362)
Changes in intercompany note balances, net	(201,969)	201,969	-	-
Other financing activities	(613)	-	-	(613)
Net cash provided by (used in) financing activities	(360,547)	195,322	-	(165,225)

Net increase (decrease) in cash and cash equivalents	(284,165)	29,360	-	(254,805)
Cash and cash equivalents, beginning of period	285,007	60,892	-	345,899
Cash and cash equivalents, end of period	$842	$90,252	$-	$91,094

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements/Risk Factors

Except for specific historical information, many of the discussions in this report and in the documents incorporated by reference into this report may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements.  All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.  Factors and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed below, as well as other factors discussed throughout this document, including without limitation the factors described under “Critical Accounting Policies and Estimates” or, from time to time, in the Company’s filings with the SEC, press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date.  The Company has no obligation, and does not intend, to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.

The Company’s business is moderately seasonal with the highest portion of sales occurring during the fourth quarter. Adverse events during the fourth quarter could, therefore, affect the Company’s financial statements as a whole. The Company realizes a significant portion of its net sales and net income during the Christmas selling season.  In anticipation of this holiday, the Company purchases substantial amounts of seasonal inventory and hires many temporary employees.  If for any reason the Company’s net sales during the Christmas selling season were to fall below seasonal norms, a seasonal merchandise inventory imbalance could result.  If such an imbalance were to occur, markdowns might be required to minimize this imbalance. The Company’s profitability and operating results could be adversely affected by unanticipated markdowns and by less than anticipated sales. Less than anticipated sales in the Christmas selling season would also negatively impact the Company’s ability to leverage the increased labor costs.

Competition in the retail industry could limit the Company’s growth opportunities and reduce its profitability.  The Company operates in the discount retail merchandise business, which is highly competitive.  This competitive environment subjects the Company to the risk of reduced profitability because of the lower prices, and thus the lower margins, required to maintain the Company’s competitive position.  The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores.  These other retail companies operate stores in many of the areas where the Company operates.  The Company’s direct competitors in the dollar store retail category include, without limitation, Family Dollar, Dollar Tree, Fred’s, and various local, independent operators.  Competitors from other retail categories include, without limitation, CVS, Rite Aid, Walgreens, Eckerd, Wal-Mart and Kmart.  The discount retail merchandise business is subject to excess capacity and some of the Company’s competitors are much larger and have substantially greater resources than the Company.  The competition for customers has intensified in recent years as larger competitors, such as Wal-Mart, have moved into the Company’s geographic markets.  The Company remains vulnerable to the marketing power and high level of consumer recognition of these major national discount chains and to the risk that these chains or others could venture into the “dollar store” industry in a significant way.  Generally, the Company expects an increase in competition.

The Company’s financial performance is sensitive to changes in overall economic conditions that may impact consumer spending and the Company’s costs of doing business.  A general slowdown in the United States economy or rising personal debt levels may adversely affect the spending of the Company’s consumers, which would likely result in lower net sales than expected on a quarterly or annual basis.  Economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, inflation, interest rates, and tax rates, could also adversely affect the Company’s business by reducing consumer spending or causing consumers to shift their spending to other products.  The Company might be unabile to anticipate these buying patterns and implement appropriate inventory strategies, which would adversely affect its sales and margin performance.  In addition, continued increases in fuel and energy costs also would increase the Company’s transportation costs and overall cost of doing business and could adversely affect the Company’s financial statements as a whole.

Adverse weather conditions could adversely impact the Company’s financial performance and operations.  Adverse weather conditions, natural disasters or similar disruptions, especially during the peak Christmas selling season, but also at other times, could significantly reduce the Company’s net sales.  In addition, such disruptions could also adversely affect the Company’s supply chain efficiency and make it more difficult for the Company to obtain sufficient quantities of merchandise from its suppliers.

Existing military efforts and the possibility of war and acts of terrorism could adversely impact the Company.  Existing U.S. military efforts, as well as the involvement of the United States in other military engagements, or a significant act of terrorism on U.S. soil or elsewhere, could have an adverse impact on the Company by, among other things, disrupting its information or distribution systems; causing dramatic increases in fuel prices thereby increasing the costs of doing business; or impeding the flow of imports or domestic products to the Company.

The Company’s business is dependent on its ability to obtain attractive pricing and other terms from its vendors and on the timely receipt of inventory.  The Company believes that it has generally good relations with its vendors and that it is generally able to obtain attractive pricing and other terms from vendors. However, if the Company fails to maintain good relations with its vendors, it may not be able to obtain attractive pricing with the consequence that its net sales or profit margins would be reduced.  The Company may also face difficulty in obtaining needed inventory from its vendors because of interruptions in production, adverse weather conditions or for other reasons, which would adversely affect the Company’s business.  Also, prolonged or repeated price increases of certain raw materials could affect our vendors’ product costs and, ultimately, the Company’s profitability.

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

If the Company cannot open new stores on schedule, its growth will be impeded which would adversely affect sales.   Delays in store openings could adversely affect the Company’s future operations by slowing new store growth, which may in turn reduce its revenue growth.  The Company’s ability to timely open new stores and to expand into additional states will depend in part on the following factors: the availability of attractive store locations; the ability to negotiate favorable lease terms; the ability to hire and train new personnel, especially store managers; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors are beyond the Company’s control.  In addition, the Company may not anticipate all of the challenges imposed by the expansion of its operations and, as a result, may not meet its targets for opening new stores or expanding profitably.

The inability to execute operating initiatives could negatively impact the Company’s operating results. The Company is involved in a significant number of operating initiatives in 2005 that have the potential to be disruptive in the short term if they are not implemented effectively.  Ineffective implementation or execution of some or all of these initiatives could negatively impact the Company’s operating results. Please reference the discussion of the initiatives in the “Results of Operations – Executive Overview” section below.

The Company’s cost of doing business could increase as a result of changes in federal, state or local regulations.  Unanticipated changes in the federal or state minimum wage or living wage requirements or changes in other wage or workplace regulations could adversely impact the Company’s ability to meet financial targets.  In addition, changes in federal, state or local regulations governing the sale of the Company’s products, particularly “over-the-counter” medications or health products, could increase the Company’s cost of doing business and could adversely impact the Company’s sales results. Also, the Company’s inability to comply with such regulatory changes in a timely fashion could result in significant fines or penalties that could impact the Company’s financial statements as a whole.

Unanticipated increases in insurance costs or loss experience could negatively impact profitability.  The costs of some insurance (workers’ compensation insurance, general liability insurance, health insurance and property insurance) and loss experience have risen in recent years. Higher than expected increases in these costs or other insurance costs or unexpected escalations in the Company’s loss rates could have an unanticipated negative impact on the Company’s profitability.

The Company is subject to interest rate risk.  The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. Changes in interest rates could have an unanticipated negative impact on the Company’s profitability.

Accounting Periods

The Company follows the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2005 and 2004, which represent fiscal years ending or ended February 3, 2006 and January 28, 2005, respectively.  Fiscal 2005 will be a 53-week accounting period and fiscal 2004 was a 52-week accounting period.

Results of Operations

The following discussion of the Company’s financial performance is based on, should be read with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements set forth herein.  The nature of the Company’s business is moderately seasonal.  Historically, sales and net income in the fourth quarter have been higher than sales and net income achieved in each of the first three quarters of the fiscal year.  Expenses, and to a greater extent operating income, vary by quarter.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.  Furthermore, the seasonal nature of the Company’s business may affect comparisons between periods.

Executive Overview. For the 13-week period ended October 28, 2005, the Company had net income of $64.4 million, or $0.20 per diluted share, compared to net income of $71.1 million, or $0.22 per diluted share, for the 13-week period ended October 29, 2004. In summary, the Company increased revenue by 9.5%, aided by new stores and a same-stores sales increase of 1.4%. The gross profit rate declined compared to the prior year period due to, among other factors, (i) the continued shift in sales to highly consumable categories, which typically have lower gross profit rates, and (ii) higher transportation costs, primarily due to rising fuel costs. Operating expenses declined, as a rate to sales, compared to the prior year period for reasons outlined below. See detailed discussions below for additional comments on financial performance in the current year periods as compared with the prior year periods.

During the 13-week period ended October 28, 2005, Hurricanes Katrina, Rita and Wilma impacted the Company in the form of store closings prior to and during the hurricanes’ landfalls, as well as after the storms due to power outages and damages sustained. At the peak of the storms, approximately 350 stores were closed due to Hurricane Katrina and 330 stores were closed due to Hurricane Rita. For the period ended October 28, 2005, the Company has excluded from its same-store sales calculation described below a total of 38 stores, which are likely to be closed for an extended period of time.

The most significant storm-related Company losses were related to merchandise inventories, furniture and fixtures, which were primarily offset by insurance proceeds during the 13-week period ended October 28, 2005. The Company anticipates recording additional insurance proceeds upon receipt, including amounts to offset losses related to business interruption. For the 13-week and 39-week periods ended October 28, 2005, the net impact of the hurricanes was not material to the Company’s financial position, liquidity, or results of operations.

Despite the continued difficult economic environment for its customers, the Company has made considerable progress in implementing many of the important operating initiatives outlined in its Annual Report on Form 10-K for the fiscal year ended January 28, 2005. That progress includes the following for the 39-week period ended October 28, 2005:

•

Opened 605 new stores, including 23 new Dollar General Market stores, while remaining on pace for the 2005 new store goal of 730;

•

Implemented the EZstore project, which is designed to improve inventory flow and other areas of store operations, in over 3,600 stores, while remaining on pace to execute this strategy in 50% of stores by the end of 2005;

•

Reduced inventory levels on a per-store basis by approximately 6% as compared to the end of the third quarter of 2004;

•

Continued testing of Dollar General Market formats, including testing in new geographic areas;

•

Continued focus on hiring practices and increasing accountability among Company employees;

•

Commenced operations of an eighth distribution center near Jonesville, South Carolina in accordance with the anticipated time frame;

•

Commenced construction of a ninth distribution center in Marion, Indiana with a planned opening in 2006; and

•

Completed the cooler rollout initiative.

While the Company provides no assurance that it will continue to be successful in executing these initiatives, nor does it guarantee that their successful implementation will result in superior financial performance, management continues to believe that they are appropriate initiatives for the long-term success of the business.

The following table contains results of operations data for the 13-week and 39-week periods ending October 28, 2005 and October 29, 2004, and the dollar and percentage variances among those periods:

(amounts in millions, excluding per share amounts)	13 Weeks Ended		2005 vs. 2004		39 Weeks Ended		2005 vs. 2004
	October 28, 2005	October 29, 2004	Amount change	% change	October 28, 2005	October 29, 2004	Amount change	% change
Net sales by category:
Highly consumable	$1,405.4	$1,251.1	$154.3	12.3%	$4,078.5	$3,532.8	$545.7	15.4%
% of net sales	68.29%	66.58%			66.84%	64.66%
Seasonal	269.7	258.8	10.9	4.2	862.5	810.2	52.4	6.5
% of net sales	13.11%	13.77%			14.14%	14.83%
Home products	211.6	203.2	8.4	4.1	638.5	626.2	12.3	2.0
% of net sales	10.28%	10.81%			10.46%	11.46%
Basic clothing	171.2	166.0	5.2	3.1	522.2	494.2	27.9	5.7
% of net sales	8.32%	8.83%			8.56%	9.05%
Net sales	$2,057.9	$1,879.2	$178.7	9.5%	$6,101.7	$5,463.4	$638.3	11.7%
Cost of goods sold	1,478.9	1,325.2	153.7	11.6	4,367.8	3,860.2	507.7	13.2
% of net sales	71.86%	70.52%			71.58%	70.66%
Gross profit	579.0	554.0	25.0	4.5	1,733.9	1,603.2	130.7	8.2
% of net sales	28.14%	29.48%			28.42%	29.34%
Selling, general and administrative	477.4	440.0	37.4	8.5	1,404.3	1,266.6	137.7	10.9
% of net sales	23.20%	23.42%			23.01%	23.18%
Operating profit	101.6	114.0	(12.3)	(10.8)	329.6	336.6	(7.0)	(2.1)
% of net sales	4.94%	6.06%			5.40%	6.16%
Interest income	(1.7)	(1.3)	(0.3)	26.1	(6.4)	(4.7)	(1.7)	36.2
% of net sales	(0.08)%	(0.07)%			(0.11)%	(0.09)%
Interest expense	5.3	7.7	(2.4)	(30.8)	18.6	21.6	(2.9)	(13.6)
% of net sales	0.26%	0.41%			0.31%	0.39%
Income before income taxes	98.0	107.6	(9.6)	(9.0)	317.4	319.8	(2.4)	(0.7)
% of net sales	4.76%	5.73%			5.20%	5.85%
Income taxes	33.5	36.5	(2.9)	(8.0)	112.5	109.5	3.0	2.8
% of net sales	1.63%	1.94%			1.84%	2.00%
Net income	$64.4	$71.1	$(6.7)	(9.4)%	$204.9	$210.3	$(5.4)	(2.6)%
% of net sales	3.13%	3.78%			3.36%	3.85%

Diluted earnings per share	$0.20	$0.22	$(0.02)	(9.1)%	$0.63	$0.63	$-	-%
Weighted average diluted shares	321.4	330.3	(8.9)	(2.7)	326.3	332.6	(6.3)	(1.9)

13 WEEKS ENDED OCTOBER 28, 2005 AND OCTOBER 29, 2004

Net Sales.  The increase in net sales of $178.7 million resulted primarily from opening 564 net new stores since October 29, 2004, and a same-store sales increase of 1.4% for the 2005 period compared to the 2004 period.  Same-store sales calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The increase in same-store sales accounted for $24.4 million of the increase in sales while stores opened since the beginning of 2004 were the primary contributors to the remaining $154.3 million sales increase during the 2005 period.

The Company monitors its sales internally by the four major categories noted in the table above. More of the Company’s merchandising mix in recent years has shifted to faster-turning consumable products.  A significant factor in the Company’s merchandising strategy has been the rollout of coolers which allows the stores to sell refrigerated products.  As a result of the cooler rollout and other factors, the highly consumable category has become a greater percentage of the Company’s overall sales mix while the home products, seasonal and basic clothing categories percentages of total sales have declined.  Accordingly, the Company’s sales increase in the 2005 period compared to the 2004 period was primarily attributable to the highly consumable category, which increased by $154.3 million, or 12.3%.  The Company continually reviews its merchandise mix and adjusts it when necessary as a part of its ongoing efforts to improve overall sales and gross profit.  These ongoing reviews may result in a shift in the Company’s merchandising strategy, which could increase permanent markdowns in the future.

Gross Profit.  The gross profit rate declined by 134 basis points in the 2005 period as compared with the 2004 period due to a number of factors, including but not limited to: lower sales, as a percentage of total sales, in the Company’s seasonal, home products and basic clothing categories, which have higher than average markups; an increase in markdowns as a percentage of sales primarily as a result of the Company’s initiative to reduce per-store inventory; higher distribution and transportation expenses primarily attributable to increased fuel costs; and an estimated $10.8 million reduction resulting from the expansion of the number of departments utilized for the gross profit calculation from 10 to 23, as further described below under “Critical Accounting Policies and Estimates.” These factors were partially offset by higher average mark-ups on the Company’s beginning inventory and inventory purchases in the 2005 period as compared with the 2004 period.

Selling, General and Administrative (“SG&A”) Expense.  The decrease in SG&A expense as a percentage of sales in the 2005 period as compared with the 2004 period was due to a number of factors, including but not limited to the following expense categories that increased less than the 9.5 percent increase in sales: employee incentive compensation expense (decreased 57.6%) based upon the Company’s year-to-date fiscal 2005 financial performance; and a reduction in professional fees (decreased 42.4%) primarily due to the reduction of consulting fees in the 2005 period associated with the EZstore project, and fees in the 2004 period associated with the Company’s initial Sarbanes-Oxley compliance efforts. In addition, during the prior year period the Company incurred certain expenses that did not recur in the current year period including a $4.5 million charge for increased sales and use tax accruals and a $3.1 million charge related to the expiration of a lease for, and subsequent purchase of, the Company’s airplane. Partially offsetting these reductions in SG&A were current year period increases in store occupancy costs (increased 18.8%) primarily due to rising average monthly rentals associated with the Company’s leased store locations, and higher utilities costs (increased 21.4%) primarily related to increased electricity expense.

Interest Expense.  The decrease in interest expense in the 2005 period is primarily attributable to reductions in interest accruals pertaining to income tax related contingencies that were resolved during the 2005 period.

Income Taxes.  The effective income tax rate for the 2005 period was 34.2% compared to 33.9% in the 2004 period.  The rate for the 2005 period is lower than the Company’s estimated annual effective rate of approximately 36.0% primarily due to favorable reductions in certain contingent income tax-related liabilities.  The tax rate in the 2004 period was favorably impacted by the October 2004 retroactive reinstatement of certain federal jobs credits and a favorable adjustment to the Company’s 2003 income tax liability upon the filing of its 2003 tax return in October 2004.

39 WEEKS ENDED OCTOBER 28, 2005 AND OCTOBER 29, 2004

Net Sales.  The increase in net sales of $638.3 million resulted primarily from opening 564 net new stores since October 29, 2004, and a same-store sales increase of 3.4% for the 2005 period compared to the 2004 period.  The increase in same-store sales accounted for $174.8 million of the increase in sales while stores opened since the beginning of 2004 were the primary contributors to the remaining $463.5 million sales increase during the 2005 period.

The Company’s sales increase for the 2005 period was primarily attributable to the highly consumable category, which increased by $545.7 million, or 15.4%, consistent with the factors outlined above.

Gross Profit.  The gross profit rate declined by 92 basis points in the 2005 period as compared with the 2004 period due to a number of factors, including but not limited to: lower sales, as a percentage of total sales, in the Company’s seasonal, home products and basic clothing categories, which have higher than average markups; an increase in markdowns as a percentage of sales primarily as a result of the Company’s initiative to reduce per-store inventory; higher transportation expenses primarily attributable to increased fuel costs; an estimated $17.5 million reduction resulting from the expansion of the number of departments utilized for the gross profit calculation from 10 to 23, as further described below under “Critical Accounting Policies and Estimates”; and higher shrink as discussed below. These factors were partially offset by higher average mark-ups on the Company’s beginning inventory and inventory purchases in the 2005 period as compared with the 2004 period.

In the 2005 period the Company’s shrink, expressed in retail dollars as a percentage of sales, was 3.20% compared to 3.11% in the 2004 period.

Selling, General and Administrative (“SG&A”) Expense.  The decrease in SG&A expense as a percentage of sales in the 2005 period as compared with the 2004 period was due to a number of factors, including but not limited to the following expense categories that increased less than the 11.7 percent increase in sales: store-related salary costs (increased 10.3%) reflecting the Company’s cost-containment efforts including the EZstore project as discussed above; health benefits (decreased 8.7%) primarily due to decreased claims and a downward revision in claim lag assumptions based upon review and recommendation by the Company’s outside actuary, resulting in a reduction of the Company’s estimate of incurred but not reported health claims; a reduction in professional fees (decreased 35.7%) primarily due to the reduction of consulting fees in the 2005 period associated with the EZstore project and Sarbanes-Oxley compliance efforts as discussed above. These items were partially offset by store occupancy costs (increased 19.6%) primarily due to rising average monthly rentals associated with the Company’s leased store locations; and higher utilities costs (increased 18.7%) primarily related to increased electricity expense.

Interest Expense.  The decline in interest expense in the 2005 period compared to the 2004 period is primarily due to a decrease in income tax-related interest of $1.3 million principally due to the reversal in the 2005 period of interest accruals related to certain income tax contingent liabilities that were favorably resolved in the 2005 period, and a decline of $0.7 million due to a reduction of debt issuance cost amortization resulting from the amendment of the Company’s revolving credit facility in June 2004.

Income Taxes.  The effective income tax rate for the 2005 period was 35.5% compared to 34.2% in the 2004 period. The 2005 rate is less than the Company’s estimated annual effective tax rate of approximately 36.0% primarily due to the reduction in 2005 of certain income tax related contingent liabilities. The 2004 rate was also impacted, to a greater extent, by a similar reduction in contingent income tax related liabilities.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments.  At October 28, 2005, the Company had total long-term debt (including the current portion) of $353.3 million and $92.8 million of cash and cash equivalents, compared with total long-term debt of $271.3 million and $232.8 million of cash and cash equivalents at January 28, 2005.  The increase in long-term debt and reduction in cash and cash equivalents during the first thirty nine weeks of 2005 is primarily attributable to repurchases by the Company of its common stock and property and equipment purchases, partially offset by cash flows provided by operating activities and net sales of short-term investments, all as further described below.

The Company’s inventory balance represented approximately 54% of its total assets as of October 28, 2005.  The Company’s ability to effectively manage its inventory balances can have a significant impact on the Company’s cash flows from operations during a given period or fiscal year.  In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Inventory turns, calculated on a rolling annualized basis using balances from each quarter, were 4.0 times for the period ended October 28, 2005 compared to 3.9 times for the period ended October 29, 2004.

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

On September 30, 2005, the Board of Directors authorized a repurchase program for up to 10 million shares of the Company’s outstanding common stock, which expires September 30, 2006.  Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.  The objective of the share repurchase program is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company’s cost of capital.  Additionally, share repurchases generally will be undertaken only if such purchases result in an accretive impact on the Company’s fully diluted earnings per share calculation. As of October 28, 2005, the Company had repurchased approximately 3.6 million shares pursuant to this authorization.

On November 30, 2004, the Board of Directors authorized a repurchase program for up to 10 million shares of the Company’s outstanding common stock in the open market or in privately negotiated transactions from time to time subject to market conditions.  The objective of the share repurchase program was consistent with the September 2005 repurchase program as described above.  During fiscal 2004, approximately 0.5 million shares were repurchased pursuant to this authorization.  During the first 39 weeks of fiscal 2005, the Company purchased approximately 9.5 million shares, thereby completing this authorization.

The Company has a $250 million revolving credit facility (the “Credit Facility”), which expires in June 2009.  As of October 28, 2005, the Company had $75.0 million of outstanding borrowings under the Credit Facility. At October 28, 2005 the Company was in compliance with all financial covenants contained in the Credit Facility.

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

Terms of the Company’s outstanding debt obligations could limit the Company’s ability to incur additional debt financing.  The Credit Facility contains financial covenants which include certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth.  The Credit Facility also places certain specified limitations on secured and unsecured debt.  The Company’s outstanding notes discussed above place certain specified limitations on secured debt and place certain limitations on the Company’s ability to execute sale-leaseback transactions.  The Company has generated significant cash flows from its operations during recent years.  Therefore, the Company does not believe that any existing limitations on its ability to incur additional indebtedness will have a material impact on its liquidity.

At October 28, 2005 and January 28, 2005, the Company had commercial letter of credit facilities totaling $195.0 million and $215.0 million, respectively, of which $51.4 million and $98.8 million, respectively, were outstanding for the funding of imported merchandise purchases.

In July 2005, as an inducement for the Company to select Marion, Indiana as the site for construction of a new DC, the Economic Development Board of Marion approved a tax increment financing in the amount of $14.5 million. Pursuant to this financing, proceeds from the issuance of certain revenue bonds were loaned to the Company in connection with the construction of the DC during the 13-week period ended October 28, 2005.

The Company believes that its existing cash balances, cash flows from operations, the Credit Facility and its anticipated ongoing access to the capital markets, if necessary, will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

Cash flows provided by operating activities.  The most significant component of the increase in cash flows from operating activities in the 2005 period as compared to the 2004 period was the change in inventory balances. The most significant change in inventory levels occurred in the seasonal and basic clothing categories. Seasonal inventory levels increased by 32% in the 2005 period as compared to a 60% increase in the 2004 period, while basic clothing inventory levels increased by 2% in the 2005 period as compared to a 36% increase in the 2004 period. Inventory management is a continuing focal point for the Company. In connection with this effort, the Company has completed an initiative of identifying specific merchandise in its stores that it wants to sell through via promotional sales to customers. Some of these items have already been marked down and some may require additional markdowns in future periods. The future rate of sales of this merchandise will be a key determinant of the rate of future markdowns.

Cash flows used in investing activities.  Significant components of the Company’s property and equipment purchases of $216.8 million in the 2005 period included the following approximate amounts: $74 million for distribution and transportation-related capital expenditures; $70 million for new stores; $40 million for the EZstore project; and $11 million for systems-related capital projects.  During the 2005 period, the Company opened 605 new stores. Distribution and transportation property and equipment purchases in the 2005 period include costs associated with the construction of the Company’s DCs in Marion, Indiana and near Jonesville, South Carolina.

Significant components of property and equipment purchases of $219.2 million in the 2004 period included the following approximate amounts: $73 million for distribution and transportation-related capital expenditures; $53 million for new stores; $22 million for coolers in new and existing stores, which allow the stores to carry refrigerated products; $17 million for certain fixtures in existing stores and $14 million for systems-related capital projects. During the 2004 period, the Company opened 639 new stores.  Distribution and transportation expenditures in the 2004 period include costs associated with the expansion of the Ardmore, Oklahoma and South Boston, Virginia DCs as well as costs associated with the construction of the Company’s DC near Jonesville, South Carolina.

Net sales of short-term investments increased net cash from investing activities by $42.9 million and $67.2 million in the 2005 and 2004 periods, respectively, and primarily reflect the Company’s investment activities in tax-exempt auction market securities.

Capital expenditures for the 2005 fiscal year are projected to be approximately $330-$350 million.  The Company anticipates funding its 2005 capital requirements with cash flows from operations and borrowings under the Credit Facility.

Cash flows used in financing activities.  The Company repurchased approximately 13.0 million and 10.5 million shares of its common stock at a total cost of $260.7 million, and $198.4 million, respectively, during the 2005 and 2004 periods. The Company paid cash dividends of $42.0 million and $39.6 million, or $0.13 and $0.12 per share, respectively, on its outstanding common stock during the 2005 and 2004 periods. These uses of cash were partially offset by borrowings under the Credit Facility, net of repayments, of $75.0 million and $64.5 million, respectively, and stock option proceeds of $22.0 million and $21.1 million, respectively, during the 2005 and 2004 periods.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method.  Under the Company’s retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales.  The RIM is an averaging method that has been widely used in the retail industry due to its practicality.  Also, it is recognized that the use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are taken timely as a reduction of the retail value of inventories.

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

To reduce the potential of such distortions in the valuation of inventory, the Company’s RIM calculation through the end of 2004 utilized 10 departments in which fairly homogeneous classes of merchandise inventories having similar gross margins were grouped.  In 2005, in order to further refine its RIM calculation, the Company expanded the number of departments it utilizes for its gross margin calculation from 10 to 23. The Company estimates that this change resulted in a reduction of gross profit of approximately $10.8 million and $17.5 million, respectively, for the 13-week and 39-week periods ended October 28, 2005. The impact of this change on the Company’s annual consolidated financial statements is not currently expected to be material, although a given quarter could be impacted based on the mix of sales in the quarter. Other factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and the utilization of an independent statistician to assist in the LIFO sampling process and index formulation. Also, on an ongoing basis, the Company reviews and evaluates the salability of its inventory and records LCM reserves, if necessary.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material changes to the disclosures relating to this item that are set forth in our report on Form 10-K for the fiscal year ended January 28, 2005.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of October 28, 2005.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of October 28, 2005.

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) identified in connection with the evaluation of the Company’s internal control over financial reporting as required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended October 28, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information contained in Note 4 to the Condensed Consolidated Financial Statements under the heading “Legal Proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of the Company’s common stock made during the quarter ended October 28, 2005 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
07/30/05-08/31/05	1,043,992	$19.28	1,042,600	-
09/01/05-09/30/05	631	$18.91	-	10,000,000
10/01/05-10/28/05	3,586,949	$18.92	3,586,400	6,413,600
Total	4,631,572	$19.00	4,629,000	6,413,600

(a)  Includes 1,250 shares purchased in open market transactions in satisfaction of the Company’s obligations under certain employee benefit plans and 1,322 shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock.

(b)  On September 30, 2005, the Company announced that its Board of Directors had approved a share repurchase program of up to 10 million shares.  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.  That repurchase authorization expires on September 30, 2006.  In addition, on December 1, 2004, the Company announced that its Board of Directors had approved on November 30, 2004 a share repurchase program of up to 10 million shares.  That repurchase authorization was scheduled to expire on November 30, 2005.  However, the Company completed the 2004 authorization in the third quarter of 2005.

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

DOLLAR GENERAL CORPORATION

Date:	November 22, 2005	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Letter Agreement with Cal Turner, Jr., dated October 14, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated October 14, 2005 and filed with the SEC on October 18, 2005).

10.2

Supplemental Executive Life Insurance Program (including Form of Participation Notice).

10.3

First Amendment to the Dollar General Corporation CDP/SERP Plan (As Amended and Restated Effective November 1, 2004), executed on November 10, 2005.

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.