Form 10-K
period 2006-02-03
DOLLAR GENERAL CORP
filed 2006-03-21
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]   No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price on the New York Stock Exchange as of July 29, 2005, was approximately $6.5 billion. The registrant has no non-voting common stock.  For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of greater than 10% of the registrant’s common stock are the “affiliates” of the registrant.

The registrant had 315,458,175 shares of common stock outstanding on March 14, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 31, 2006.

INTRODUCTION

General

This report contains references to years 2006, 2005, 2004, 2003, 2002, and 2001, which represent fiscal years ending or ended February 2, 2007, February 3, 2006, January 28, 2005, January 30, 2004, January 31, 2003, and February 1, 2002, respectively.  All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.

Forward Looking Statements/Risk Factors

Except for specific historical information, many of the discussions in this report and in the documents incorporated by reference into this report may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which Dollar General Corporation (the “Company” or “Dollar General”) expects will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements.  All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those listed in Part I, Item 1A below, all of which are incorporated herein by reference, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” in Part II, Item 7 below or, from time to time, in the Company’s filings with the SEC, press releases and other communications.

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

PART I

ITEM 1.

BUSINESS

General

The Company is a leading discount retailer of quality general merchandise at everyday low prices.  Through conveniently located stores, the Company offers a focused assortment of basic consumable merchandise including health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, basic clothing and domestics.  Dollar General stores serve primarily low-, middle- and fixed-income families.

The Company was founded in 1939 as J.L. Turner and Son, Wholesale.  The Company opened its first dollar store in 1955, when the Company was first incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc.  The Company changed its name to Dollar General Corporation in 1968 and reincorporated as a Tennessee corporation in 1998.  As of March 3, 2006, the Company operated 8,019 stores in 32 states, primarily in the southern, southwestern, midwestern and eastern United States.

Overall Business Strategy

Dollar General’s mission statement is “Serving Others.” To carry out this mission, the Company has developed a business strategy of providing its customers with a focused assortment of fairly priced, consumable merchandise in a convenient, small-store format.

Our Customers.  The Company serves the basic consumable needs of customers primarily in the low and middle-income brackets and those on fixed incomes. According to AC Nielsen’s 2005 Homescan® data, in 2005 approximately 48% of the Company’s customers earned less than $30,000 per year and approximately 26% earned less than $20,000 per year.  The Company’s merchandising and operating strategies are primarily designed to meet the need for basic consumable products of the consumers in these lower income groups.

Our Stores.  The traditional Dollar General store has, on average, approximately 6,800 square feet of selling space and generally serves customers who live within five miles of the store.  Of the Company’s 8,019 stores operating as of March 3, 2006, approximately 4,580 serve communities with populations of 20,000 or less.  The Company believes that its target customers prefer the convenience of a small, neighborhood store.  The Company believes that Dollar General’s convenient discount store format will continue to attract customers and provide the Company with a competitive advantage.

In 2003, the Company began testing a Dollar General Market concept.  Dollar General Markets are larger than the average Dollar General store and carry, among other items, an expanded assortment of grocery products and perishable items.  At March 3, 2006, the Company’s 8,019 total stores included 44 Dollar General Market stores with an average of 17,400 square feet of selling space.  The Company plans to open at least 30 Dollar General Market stores in 2006.

Our Merchandise.  The Company is committed to offering a focused assortment of quality, consumable merchandise in a number of core categories, such as health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, basic clothing and domestics.  This focused merchandise assortment allows customers to shop at Dollar General stores for their everyday household needs.  In 2005, the average customer purchase was $9.03.

Our Prices.  The Company distributes quality, consumable merchandise at everyday low prices. Its strategy of a low-cost operating structure and a focused assortment of merchandise allows the Company to offer quality merchandise at competitive prices.  As part of this strategy, the Company emphasizes even-dollar prices on many of its items. In the typical Dollar General store, the majority of the products are priced at $10 or less, with approximately 30% of the products priced at $1 or less.

Our Cost Controls.  The Company emphasizes aggressive management of its overhead cost structure. Additionally, the Company seeks to locate stores in neighborhoods where rental and operating costs are relatively low. The Company attempts to control operating costs by implementing new technology where feasible. Examples of this strategy in recent years include the implementation of “EZstore”, the Company’s initiative designed to improve inventory flow from distribution centers to consumers; other improvements to the Company’s supply chain and warehousing systems; an automatic inventory replenishment system at the store level; and the implementation of a new merchandise planning system designed to assist the Company’s merchants with their purchasing and store allocation decisions.

Growth Strategy

The Company has experienced a rapid rate of expansion in recent years, increasing its number of stores from 5,000 as of February 2, 2001, to 8,019 as of March 3, 2006.  In addition to growth from new store openings, the Company recorded same-store sales increases of 2.0% and 3.2% in 2005 and 2004, respectively.  Same-store sales calculations for 2005 and prior include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year, based on the comparable calendar weeks in the prior year. As further described below in Part II, Item 7, 2005 was a 53-week accounting period while 2004 was a 52-week accounting period. Accordingly, the same store sales percentage for 2005 discussed above excludes sales from the 53rd week as there was no comparable week in 2004. In addition, the Company has revised its method for determining the stores that are included in its publicly released same-store sales calculations beginning in 2006. Management will continue to seek to grow the Company’s business and believes that this future growth will come from a combination of new store openings, infrastructure investments and merchandising initiatives, each as discussed more fully below.

New Store Growth.  Management believes that the Company’s convenient, small-store format is adaptable to small towns and neighborhoods throughout the country.  The majority of the Company’s stores are located in these small towns (defined by the Company as communities with populations of 20,000 or less).  In 2005, slightly over half of the Company’s new stores were opened in small towns while the remainder were opened either in rural or in more densely populated areas.  The Company expects a similar mix of new store openings between small towns and other areas in 2006.  New store openings in 2006 will include the Company’s existing market area as well as certain other geographic areas where management believes the Company has the potential to expand its store base. Opening stores in its existing market areas allows the Company to take advantage of brand awareness and to maximize its operating efficiencies.

In 2005, 2004 and 2003, the Company opened 734, 722 and 673 new stores, and remodeled or relocated 82, 80 and 76 stores, respectively.  The Company currently plans to open approximately 800 new Dollar General stores and at least 30 new Dollar General Market stores in 2006.  Some of the new Dollar General Markets may replace existing traditional stores.

Infrastructure Investments. The Company’s distribution network is an integral component of the Company’s efforts to reduce transportation expenses and effectively support the Company’s growth.  In recent years, the Company has made significant investments in its distribution network. As of March 3, 2006, the Company operated eight distribution centers (“DCs”), one of which opened during 2005. The Company’s ninth DC in Marion, Indiana is expected to be completed and fully operational in mid-2006.  In addition, the Company is currently in the planning stages for its tenth DC.  Also, in recent years, the Company has expanded its DCs in South Boston, Virginia and Ardmore, Oklahoma by completing the conversion of these DCs from single to dual sortation systems, which enables them to serve more stores.

The Company’s investments in technology in recent years are outlined below. In 2005, new systems for store operating statements, store labor scheduling, supplier communications and transportation and claims management were installed. In addition, the Company enhanced its store systems to sell Dollar General gift cards.  In 2004, a merchandising data warehouse was added, the rollout of credit/debit and/or electronic benefit transfer (“EBT”) capabilities was completed and an automatic inventory replenishment system was installed in all stores. In addition, a new stock ledger and sales flash system were completed. Also, for the first time, store district managers were equipped with personal computers to enable them to access daily merchandising information. In 2003, the Company implemented an improved warehouse management system, a DC appointment scheduling system, and an inventory reconciliation system, and completed allocation system improvements, shortage analysis reporting, and improvements to automated DC replenishment systems.

Merchandising Initiatives.  The Company’s merchandising initiatives are designed to promote same-store sales increases.  The Company continually evaluates the performance of its merchandise mix and makes adjustments when appropriate.  In recent years, the Company has increased its emphasis on the highly consumable category by adding items in the food, paper, pet products, household chemicals, and health and beauty aids categories. Also in recent years, the Company began offering perishable products, which include a selection of dairy products, luncheon meats, frozen foods and ice cream.  Other recent initiatives include prepaid phone cards and branded apparel.

Beginning in the fourth quarter of 2003, and principally at the conclusion of the holiday selling season, the Company began taking end-of-season markdowns materially in excess of what it had historically taken to appropriately value year-end inventory and to help dispose of certain holiday-related items that had not sold in sufficient quantities.  Prior to 2003, the

Company would have carried that inventory forward and would have attempted to adjust future inventory purchases to account for the carryover product.  In 2004 and 2005, the Company again executed end-of-season markdowns throughout the year as it deemed appropriate.  The Company continues to aggressively identify, evaluate, merchandise and markdown aged inventory to minimize seasonal inventory carried forward to the next fiscal year.

Merchandise

Dollar General stores offer a focused assortment of quality merchandise in a number of core categories. The Company separates its merchandise into the following four categories for reporting purposes: highly consumable, seasonal, home products, and basic clothing. The Company maintains approximately 4,600 core stock-keeping units (“SKUs”) per store.

The percentage of total sales of each of the four categories tracked by the Company for the preceding three years is as follows:

	2005	2004	2003
Highly consumable	65.3%	63.0%	61.2%
Seasonal	15.7%	16.5%	16.8%
Home products	10.6%	11.5%	12.5%
Basic clothing	8.4%	9.0%	9.5%

Of the four categories, the seasonal category typically accounts for the highest gross profit rate and the highly consumable category typically accounts for the lowest gross profit rate.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 11% of the Company’s purchases in 2005 were from Procter and Gamble.  No other supplier accounted for more than 3% of the Company’s purchases in 2005.  The Company directly imported approximately 13% of its retail receipts in 2005.

Through 2005, the Company generally did not print weekly advertising circulars but instead advertised to support new traditional store openings primarily with targeted circulars and in-store signage.  Advertising expenses were less than 1% of sales. In 2005, the Company initiated a marketing program as the sponsor of a National Association for Stock Car Auto Racing (“NASCAR”) Busch Series car.  The Company participated in the Busch Series racing season, which ran from February to November and served as the title sponsor of the Dollar General 300 NASCAR Busch Series race at Lowe’s Motor Speedway in Concord, North Carolina.

Seasonality

The Company’s business is modestly seasonal in nature.  The Company expects to continue to experience seasonal fluctuations, with a larger percentage of its net sales, operating profit and net income being realized in the fourth quarter. In addition, the Company’s quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of certain holidays. The Company purchases substantial amounts of inventory in the third quarter and incurs higher shipping costs and higher payroll costs in anticipation of the increased sales activity during the fourth quarter.  In addition, the Company carries merchandise during its fourth quarter that it does not carry during the rest of the year, such as gift sets, trim-a-tree, certain baking items, and a broader assortment of toys and candy.

The following table reflects the seasonality of net sales, operating profit, and net income by quarter. All of the quarters reflected below are comprised of 13 weeks with the exception of the fourth quarter of the year ended February 3, 2006, which was comprised of 14 weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended February 3, 2006
Net sales	23.0%	24.1%	24.0%	28.9%
Operating profit	19.0%	21.5%	18.1%	41.3%
Net income	18.5%	21.6%	18.4%	41.5%

Year Ended January 28, 2005
Net sales	22.8%	24.0%	24.5%	28.7%
Operating profit	20.6%	19.4%	20.5%	39.6%
Net income	19.7%	20.7%	20.7%	38.9%

Year Ended January 30, 2004
Net sales	22.8%	24.0%	24.5%	28.6%
Operating profit	20.3%	20.0%	25.9%	33.8%
Net income	20.2%	20.0%	26.1%	33.7%

The Dollar General Store

The typical Dollar General store is operated by a manager, an assistant manager and two or more sales clerks.  Approximately 52% of the Company’s stores are located in strip shopping centers, 46% are in freestanding buildings and 2% are in downtown buildings.  The Company generally has not encountered difficulty locating suitable store sites in the past, and management does not currently anticipate experiencing material difficulty in finding suitable locations.

The Company’s recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed		Net Store Increase	Stores at End of Year
2003	6,113	673	86		587	6,700
2004	6,700	722	102		620	7,320
2005	7,320	734	125	(a)	609	7,929
(a) Includes 41 stores closed as a result of hurricane damage.

Employees

As of March 3, 2006, the Company employed approximately 64,500 full-time and part-time employees, including divisional and regional managers, district managers, store managers, and DC and administrative personnel, compared with approximately 63,200 employees on April 1, 2005.  Management believes the Company’s relationship with its employees is generally good and the Company is not a party to any collective bargaining agreements.

Competition

The Company operates in the discount retail merchandise business, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service.  The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores.  These other retail companies operate stores in many of the areas where the Company operates and many of them engage in extensive advertising and marketing efforts. The Company’s direct competitors in the dollar store retail category include Family Dollar, Dollar Tree, Fred’s and various local, independent operators.  Competitors from other retail categories include Wal-Mart and Walgreens, among others.  Certain of the Company’s competitors have greater financial, distribution, marketing and other resources than the Company.

The dollar store category differentiates itself from other forms of retailing by offering consistently low prices in a convenient, small-store format.  The Company believes that its prices are competitive due in part to its low cost operating structure and the relatively limited assortment of products offered.  Historically, labor and marketing expenses have been minimized by fewer price points, relying on simple merchandise presentation, and limited marketing efforts.  The Company attempts to locate primarily in second-tier locations, either in small towns or in the neighborhoods of more densely populated areas where occupancy expenses are relatively low.  The Company maintains a strong purchasing power position due to its leadership position in the dollar store retail category, which centers on a focused assortment of merchandise.

Trademarks

The Company, through its affiliate, Dollar General Merchandising, Inc., has registered with the United States Patent and Trademark Office the trademarks Dollar General®, Dollar General Market®, Clover Valley®, American Value®, DG Guarantee® and the Dollar General price point designs, along with certain other trademarks. The Company attempts to obtain registration of its trademarks whenever possible and to pursue vigorously any infringement of those marks.

Available Information

The Company’s website address is www.dollargeneral.com. The Company makes available through this address, without charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (“SEC”).

ITEM 1A.

RISK FACTORS

The Company encourages investors to carefully consider the risks described below and other information contained in this document when considering an investment decision with respect to Dollar General’s securities. Additional risks and uncertainties not presently known to management, or that management currently deems immaterial, may also impair the Company’s business operations. Any of the events discussed in the risk factors below may occur. If one or more of these events do occur, business, results of operations or financial condition could be materially adversely affected. In that instance, the trading price of Dollar General securities could decline, and investors might lose all or part of their investment.

The Company’s business is moderately seasonal with the highest portion of sales occurring during the fourth quarter. Adverse events during the fourth quarter could, therefore, materially affect the Company’s financial statements as a whole. The Company realizes a significant portion of its net sales and net income during the Christmas selling season in the fourth quarter.  In anticipation of this holiday, the Company purchases substantial amounts of seasonal inventory and hires many temporary employees.  A seasonal merchandise inventory imbalance could result if for any reason the Company’s net sales during the Christmas selling season were to fall below seasonal norms.  If such an imbalance were to occur, more markdowns than anticipated might be required to minimize the imbalance. The Company’s profitability and operating results could be adversely affected by unanticipated markdowns and by lower than anticipated sales. Lower than anticipated sales in the Christmas selling season would also negatively impact the Company’s ability to leverage the increased labor costs.

Competition in the retail industry could limit the Company’s growth opportunities and reduce its profitability.  The Company operates in the discount retail merchandise business, which is highly competitive.  This competitive environment subjects the Company to the risk of reduced profitability because of the lower prices, and thus the lower margins, required to maintain the Company’s competitive position.  The Company competes with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores.  These other retail companies operate stores in many of the areas where the Company operates.  The Company’s direct competitors in the dollar store retail category include, without limitation, Family Dollar, Dollar Tree, Fred’s, and various local, independent operators.  Competitors from other retail categories include Wal-Mart and Walgreens, among others.  Some of the Company’s competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and the Company’s results of operations could be adversely affected if the Company does not respond effectively to these efforts.

The discount retail merchandise business is subject to excess capacity, and some of the Company’s competitors are much larger and have substantially greater resources than the Company.  The competition for customers has intensified in recent years as larger competitors, such as Wal-Mart, have moved into, or increased their presence in, the Company’s geographic markets.  The Company remains vulnerable to the marketing power and high level of consumer recognition of these major national discount chains and to the risk that these chains or others could venture into the “dollar store” industry in a significant way.  Generally, the Company expects an increase in competition.

The Company’s financial performance is highly sensitive to changes in overall economic conditions that may impact consumer spending and the Company’s costs of doing business.  A general slowdown in the United States economy or rising personal debt levels may adversely affect the spending of the Company’s consumers, which would likely result in lower net sales than expected on a quarterly or annual basis.  Economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, inflation, interest rates, and tax rates, could also adversely affect the Company’s business by reducing consumer spending or causing consumers to shift their spending to other products.  The Company might be unable to anticipate these buying patterns and implement appropriate inventory strategies, which would adversely affect its sales and gross profit performance.  In addition, continued increases in fuel and energy costs would increase the Company’s transportation costs and overall cost of doing business and could adversely affect the Company’s financial statements as a whole.

Natural disasters or unusually adverse weather conditions could adversely affect the Company’s net sales and supply chain efficiency.  Unusually adverse weather conditions, natural disasters or similar disruptions, especially during the peak Christmas selling season, but also at other times, could significantly reduce the Company’s net sales.  In addition, these disruptions could also adversely affect the Company’s supply chain efficiency and make it more difficult for the Company to obtain sufficient quantities of merchandise from its suppliers.

Existing military efforts and the possibility of war and acts of terrorism could disrupt the Company’s information or distribution systems or increase our costs of doing business. Existing U.S. military efforts, as well as the involvement of the United States in other military engagements, or a significant act of terrorism on U.S. soil or elsewhere, could have an adverse impact on the Company by, among other things, disrupting its information or distribution systems; causing dramatic increases in fuel prices thereby increasing the costs of doing business; or impeding the flow of imports or domestic products to the Company.

The Company’s business is dependent on its ability to obtain attractive pricing and other terms from its vendors.  The Company believes that it has generally good relations with its vendors and that it is generally able to obtain attractive pricing and other terms from vendors. However, if the Company fails to maintain good relations with its vendors, it may not be able to obtain attractive pricing with the consequence that its net sales or profit margins would be reduced.  Also, prolonged or repeated price increases of certain raw materials could affect our vendors’ product costs and, ultimately, the Company’s profitability. The Company’s ability to pass on incremental pricing changes may be limited due to operational and competitive factors, which could negatively affect the Company’s profitability and sales.

The efficient operation of the Company’s business is heavily dependent on its information systems. The Company depends on a variety of information technology systems for the efficient functioning of its business.  The Company relies on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support the Company’s business.  The software programs supporting many of the Company’s systems were licensed to the Company by independent software developers.  The inability of these developers or the Company to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of the Company’s operations if it were unable to convert to alternate systems in an efficient and timely manner.  In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of the Company’s operations. The Company also relies heavily on its information technology staff.  If the Company cannot meet its staffing needs in this area, the Company may not be able to fulfill its technology initiatives while continuing to provide maintenance on existing systems.

The Company is dependent upon the smooth functioning of its distribution network, the capacity of its DCs, and the timely receipt of inventory.  The Company relies upon the ability to replenish depleted inventory through deliveries to its DCs from vendors and from the DCs to its stores by various means of transportation, including shipments by air, sea and truck. Labor shortages in the transportation industry could negatively affect transportation costs. In addition, long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect the Company’s business.  The Company also may face difficulty in obtaining needed inventory from its vendors because of interruptions in production, adverse weather conditions, foreign trade restrictions or government regulations, or for other reasons, which would adversely affect the Company’s sales.  Moreover, if the Company were unable to achieve functionality of new DCs in the time frame expected, the Company’s ability to achieve the expected growth could be inhibited.

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

The Company’s success depends to a significant extent upon the abilities of its senior management team and the performance of its employees. The loss of services of key members of the Company’s senior management team or of certain other key employees could negatively affect the Company’s business.  The risk of key employee turnover intensifies as a greater number of public corporations locate in the vicinity of the Company’s headquarters. In addition, future performance will depend upon the Company’s ability to attract, retain and motivate qualified employees to keep pace with its expansion schedule. The inability to do so may limit the Company’s ability to effectively penetrate new market areas. Also, the Company’s stores are decentralized and are managed through a network of geographically dispersed management personnel.  The inability of the Company to effectively and efficiently operate its stores, including the ability to control losses resulting from inventory and cash shrinkage, may negatively impact the Company’s sales and/or operating margins.

If the Company cannot open new stores on schedule, its growth will be impeded which would adversely affect sales.   The Company’s growth is dependent on both increases in sales in existing stores and the ability to open new stores. Delays in store openings could adversely affect the Company’s future operations by slowing new store growth, which may in turn reduce its revenue growth.  The Company’s ability to timely open new stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the ability to negotiate favorable lease terms; the ability to hire and train new personnel, especially store managers; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors are beyond the Company’s control. In addition, the Company may not anticipate all of the challenges imposed by the expansion of its operations and, as a result, may not meet its targets for opening new stores or expanding profitably.

The inability to execute operating initiatives could negatively affect the Company’s future operating results. The Company is involved in a significant number of operating initiatives that have the potential to be disruptive in the short term if they are not implemented effectively.  Ineffective implementation or execution of some or all of these initiatives could also negatively impact the Company’s operating results. Please reference the discussion of the initiatives in the “Results of Operations – Executive Overview” section included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

The Company’s cost of doing business could increase as a result of changes in federal, state or local regulations.  Unanticipated changes in the federal or state minimum wage or living wage requirements or changes in other wage or workplace regulations could adversely affect the Company’s ability to meet financial targets.  In addition, changes in federal, state or local regulations governing the sale of the Company’s products, particularly “over-the-counter” medications or health products, could increase the Company’s cost of doing business and could adversely affect the Company’s sales results. Also, the Company’s inability to comply with these regulatory changes in a timely fashion or to adequately execute a required recall could result in significant fines or penalties that could affect the Company’s financial statements as a whole.

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

The Company is subject to certain legal proceedings that may adversely affect its financial statements as a whole.  The Company is involved in a number of legal proceedings, which include, for instance, consumer, employment, tort and other litigation.   Certain of these lawsuits, if decided adversely to the Company or settled by the Company, may result in liability material to the Company’s financial statements as a whole or may negatively impact the Company’s operating results if changes to the operation of the business are required.  Please see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 below for further details regarding certain of these pending matters.

The Company may be unable to rely on liability indemnities given by foreign vendors which could adversely affect its financial statements as a whole. The Company imports approximately 13% of its merchandise globally. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from the Company’s expectations.  The

Company’s ability to obtain indemnification from the manufacturers of these products may be hindered by the manufacturers’ lack of understanding of U.S. product liability laws, which may make it more likely that the Company may have to respond to claims or complaints from its customers as if the Company were the manufacturer of the products.  Any of these circumstances could have a material adverse effect on the Company’s business and its financial statements as a whole.

The Company is subject to interest rate risk which could impact profitability.  The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. Changes in interest rates could have an unanticipated negative impact on the Company’s profitability.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

As of March 3, 2006, the Company operated 8,019 retail stores located in 32 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	432	Missouri	305
Arizona	52	Nebraska	87
Arkansas	218	New Jersey	27
Colorado	2	New Mexico	33
Delaware	25	New York	222
Florida	430	North Carolina	449
Georgia	461	Ohio	429
Illinois	308	Oklahoma	266
Indiana	283	Pennsylvania	410
Iowa	174	South Carolina	293
Kansas	149	South Dakota	1
Kentucky	279	Tennessee	389
Louisiana	306	Texas	992
Maryland	64	Virginia	255
Michigan	222	West Virginia	148
Mississippi	228	Wisconsin	80

Most of the Company’s stores are located in leased premises.  Individual store leases vary as to their terms, rental provisions and expiration dates.  The majority of the Company’s leases are relatively low-cost, short-term leases (usually with initial or primary terms of three to five years) often with multiple renewal options. The Company also has stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. In recent years, an increasing percentage of the Company’s new stores have been subject to build-to-suit arrangements. In 2006, the Company expects approximately 40% of its new stores to be build-to-suit arrangements.

As of March 3, 2006, the Company operated eight DCs, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, KY	1959	720,000	902
Ardmore, OK	1994	1,310,000	1,256
South Boston, VA	1997	1,250,000	1,014
Indianola, MS	1998	820,000	911
Fulton, MO	1999	1,150,000	1,160
Alachua, FL	2000	980,000	669
Zanesville, OH	2001	1,170,000	1,354
Jonesville, SC	2005	1,120,000	753

The Company owns the DCs located in Kentucky, Florida, Ohio and South Carolina and leases the other four DCs.  The Company is constructing a 1.1 million square-foot DC in Marion, Indiana.  The Company anticipates the facility will be fully operational in mid-2006. The Company leases additional temporary warehouse space as necessary to support its distribution needs.

The Company’s executive offices are located in approximately 302,000 square feet of leased space in Goodlettsville, Tennessee.

ITEM 3.

LEGAL PROCEEDINGS

The information contained in Note 7 to the Consolidated Financial Statements under the heading “Legal Proceedings” contained in Part II, Item 8 of this Form 10-K is incorporated herein by this reference.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2005.

ITEM 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the current executive officers of the Company is set forth below. The Company’s executive officers serve at the pleasure of the Board of Directors and are elected annually by the Board to serve until their successors are duly elected.

Name	Age	Position
David A. Perdue	56	Chairman and Chief Executive Officer
David M. Tehle	49	Executive Vice President & Chief Financial Officer
Beryl J. Buley	44	Division President, Merchandising, Marketing & Supply Chain
Kathleen R. Guion	54	Division President, Store Operations & Store Development
Susan S. Lanigan	43	Executive Vice President & General Counsel
Challis M. Lowe	60	Executive Vice President, Human Resources
Stonie R. O’Briant	51	Executive Vice President, Strategic Initiatives
Anita C. Elliott	41	Senior Vice President & Controller
Wayne Gibson	47	Senior Vice President, Dollar General Market

Mr. Perdue joined Dollar General on April 2, 2003 as Chief Executive Officer and as a member of the Board of Directors. He was elected Chairman on June 2, 2003. Prior to joining Dollar General, Mr. Perdue served as Chairman and Chief Executive Officer of Pillowtex Corporation, a producer and marketer of home textiles, from July 2002 through March 27, 2003. Pillowtex filed for bankruptcy in July 2003 after emerging from a previous bankruptcy in May 2002. Mr. Perdue was also with Reebok International Ltd. from September 1998 to July 2002 where he served as President and Chief Executive Officer of the Reebok Brand (January 2001 to July 2002), Executive Vice President, Global Operating Units (October 1999 to January 2001) and Senior Vice President, Global Supply Chain (September 1998 to October 1999). Prior to Reebok, Mr. Perdue was Senior Vice President of Haggar, Inc. (1994 to September 1998). He gained additional international expertise while based in Hong Kong with Sara Lee Corporation where he served as Senior Vice President of Operations from 1992 to 1994. Earlier in his career, he spent 12 years in management consulting with Kurt Salmon Associates, an international management consulting firm. Mr. Perdue serves as a director of Alliant Energy Corporation (since 2001).

Mr. Tehle joined Dollar General in June 2004 as Executive Vice President and Chief Financial Officer. He served from 1997 to June 2004 as Executive Vice President and Chief Financial Officer of Haggar Corporation, a manufacturing, marketing and retail corporation. From 1996 to 1997, he was Vice President of Finance for a division of The Stanley Works, one of the world’s largest manufacturers of tools, and from 1993 to 1996, he was Vice President and Chief Financial Officer of Hat Brands, Inc., a hat manufacturer. Earlier in his career, Mr. Tehle served in a variety of financial-related roles at Ryder System, Inc. and Texas Instruments. Mr. Tehle serves as a director of Jack in the Box, Inc. (since December 2004).

Mr. Buley joined Dollar General in December 2005 as Division President, Merchandising, Marketing and Supply Chain. Prior to joining the Company, he served from April 2005 through November 2005 as Executive Vice President, Retail Operations of Mervyn’s Department Store, a privately held company operating 265 department stores, where he was responsible for store operations, supply chain (including 4 distribution centers), real estate, construction, visual merchandising and interior planning, and loss prevention. From September 2003 to March 2005, Mr. Buley worked for Sears, Roebuck and Company, a multi-line retailer offering a wide array of merchandise and related services.  As Sears’ Executive Vice President and General Manager of Retail Store Operations, he was responsible for all store-based activities. Prior to that, he had responsibility for 8 distinct businesses operating in over 2,200 locations as Sears’ Senior Vice President and General Merchandise Manager of the Specialty Retail Group. Prior to joining Sears, Mr. Buley spent 15 years in various positions with Kohl’s Corporation, which operates a chain of specialty department stores. His last position was Executive Vice President of Stores, responsible for store operations. Prior to that, he was Kohl’s Senior Vice President of Stores from 1999 to 2001.

Ms. Guion joined Dollar General in October 2003 as Executive Vice President, Store Operations. She was named Executive Vice President, Store Operations and Store Development in February 2005, and was promoted to Division President, Store Operations and Store Development, in November 2005. From 2000 until joining Dollar General, Ms. Guion served as President and Chief Executive Officer of Duke and Long Distributing Company, a convenience store chain operator and wholesale distributor of petroleum products. Prior to that time, she served as an operating partner for Devon Partners (1999-2000), where she developed operating plans and assisted in the identification of acquisition targets in the convenience store industry, and as President and Chief Operating Officer of E-Z Serve Corporation (1997-1998), an owner/operator of convenience stores, mini-marts and gas marts. From 1987 to 1997, Ms. Guion served as the Vice President and General Manager of the largest division (Chesapeake Division) of company-owned stores at 7-Eleven, Inc., a convenience store chain. Other positions held by Ms. Guion during her tenure at 7-Eleven include District Manager, Zone Manager, Operations Manager, and Division Manager (Midwest Division).

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

Ms. Lowe joined Dollar General as Executive Vice President of Human Resources in September 2005. From 2000 to 2004, Ms. Lowe was Executive Vice President of Human Resources, Corporate Communications, and Public Affairs for Ryder System, Inc., a logistics and transportation services company. She was Executive Vice President of Human Resources and Administration Services, for Beneficial Management Corporation, an international consumer finance company, from 1997 to 1999, and Executive Vice President of Human Resources and Communications for Heller International, a commercial finance company, from 1993 to 1997. She also served as Senior Vice President, Administrative Services, for Sanwa Business Credit Corporation from 1985 to 1993. Prior to joining Sanwa, she spent 13 years with Continental Illinois Leasing Corporation and Continental Bank, where her last position was Vice President and Division Head. Ms. Lowe serves as a director of The South Financial Group (since 2006).

Mr. O’Briant joined Dollar General in 1991 as Divisional Merchandise Manager.  Mr. O’Briant was named General Merchandise Manager in 1992, Vice President, Merchandising in 1995, Senior Vice President, Merchandising and MIS in 1998, Executive Vice President in 2000, Executive Vice President, Operations in February 2001, and Executive Vice President, Merchandising, Marketing and Strategic Planning in August 2003. He assumed his current position as Executive Vice President, Strategic Initiatives in December 2005. Before joining Dollar General, Mr. O’Briant spent 17 years with Fred’s, Inc., a discount retailer, where he served in a number of executive management positions, including Vice President, Hardlines, Vice President, Softlines, and Vice President, Household Goods. He also owned his own business, O’Briant Enterprises, Inc., from 1989 to 1991, specializing in the service sector serving retail and wholesale customers and the military. Mr. O’Briant has announced his plans to retire from the Company in 2006.

Ms. Elliott joined Dollar General as Senior Vice President and Controller in August 2005. Prior to joining Dollar General, she served as Vice President and Controller of Big Lots, Inc., a closeout retailer, from May 2001 to August 2005. Overseeing a staff of 140 at Big Lots, she was responsible for accounting operations, financial reporting and internal audit. Prior to serving at Big Lots, she served as Vice President and Controller for Jitney-Jungle Stores of

America, Inc., a grocery retailer, from April 1998 to March 2001. At Jitney-Jungle, Ms. Elliott was responsible for the accounting operations and the internal and external financial reporting functions. Prior to serving at Jitney-Jungle, she practiced public accounting for 12 years, 6 of which were with Ernst & Young, LLP.

Mr. Gibson joined Dollar General as Senior Vice President of Dollar General Market in November 2005. Prior to joining Dollar General, he assembled and led teams of investment bankers and private equity fund managers in several mid-sized business acquisition efforts from 2004 to November 2005. He also served as Senior Vice President of Global Logistics (2000-2003) and Vice President of Logistics (1998-2000) for The Home Depot, Inc., a home improvement retailer. He founded Gibson Associates, a management consulting firm, in 1997 and served there until 1998. Prior to that, he served in various positions at Rite Aid Corporation from 1994 to 1997, including Senior Vice President of Logistics. He also served retailers as a management consulting principal (1993-1994) and management consultant (1984-1993) at Deloitte & Touche.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “DG.”  The following table sets forth the range of the high and low sales prices of the Company’s common stock during each quarter in 2005 and 2004, as reported in the consolidated transaction reporting system, together with dividends.

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$22.80	$22.50	$20.39	$19.84
Low	$19.83	$19.35	$17.75	$16.47
Dividends	$.040	$.045	$.045	$.045

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$23.19	$20.60	$20.94	$21.29
Low	$18.07	$16.91	$17.69	$19.04
Dividends	$.040	$.040	$.040	$.040

The Company’s stock price at the close of the market on March 14, 2006, was $17.45.

There were approximately 12,112 shareholders of record of the Company’s common stock as of March 14, 2006. The Company has paid cash dividends on its common stock since 1975. The Board of Directors regularly reviews the Company’s dividend plans to ensure that they are consistent with the Company’s earnings performance, financial condition, need for capital and other relevant factors.

The following table contains information regarding purchases of the Company’s common stock made during the quarter ended February 3, 2006 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
10/29/05-11/30/05	649	$18.66	-	6,413,600
12/01/05-12/31/05	1,930,435	$19.11	1,930,400	4,483,200
01/01/06-02/03/06	403	$17.30	-	4,483,200
Total	1,931,487	$19.11	1,930,400	4,483,200

(a) Includes 1,087 shares purchased in open market transactions in satisfaction of the Company’s obligations under certain employee benefit plans.

(b)  On September 30, 2005, the Company announced that its Board of Directors had approved a share repurchase program of up to 10 million shares.  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.  This repurchase authorization expires on September 30, 2006.

ITEM 6.

SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for each of the five most recent fiscal years.  This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Part II, Item 8 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report, and the Forward-Looking Statement/Risk Factors disclosure contained in the Introduction and in Part I, Item 1A of this report.

(In thousands, except per share and operating data)

	February 3, 2006 (a)	January 28, 2005	January 30, 2004	January 31, 2003	February 1, 2002
SUMMARY OF OPERATIONS:
Net sales	$8,582,237	$7,660,927	$6,871,992	$6,100,404	$5,322,895
Gross profit	$2,464,824	$2,263,192	$2,018,129	$1,724,266	$1,509,412
Penalty expense and litigation settlement (proceeds)	$–	$–	$10,000	$(29,541)	$–
Income before income taxes	$544,642	$534,757	$476,523	$410,337	$322,174
Net income	$350,155	$344,190	$299,002	$262,351	$203,874
Net income as a % of sales	4.1%	4.5%	4.4%	4.3%	3.8%

PER SHARE RESULTS:
Basic earnings per share	$1.09	$1.04	$0.89	$0.79	$0.61
Diluted earnings per share	$1.08	$1.04	$0.89	$0.78	$0.61
Cash dividends per share of common stock	$0.175	$0.160	$0.140	$0.128	$0.128
Weighted average diluted shares	324,133	332,068	337,636	335,050	335,017

FINANCIAL POSITION:
Total assets	$2,992,187	$2,841,004	$2,621,117	$2,303,619	$2,526,481
Long-term obligations	$269,962	$258,462	$265,337	$330,337	$339,470
Shareholders’ equity	$1,720,795	$1,684,465	$1,554,299	$1,267,445	$1,023,690
Return on average assets (b)	12.1%	12.7%	12.3%	10.9%	8.6%
Return on average equity (b)	20.9%	22.1%	21.4%	23.2%	22.2%

OPERATING DATA:
Retail stores at end of period	7,929	7,320	6,700	6,113	5,540
Year-end selling square feet	54,753,000	50,015,000	45,354,000	41,201,000	37,421,000
Highly consumable sales	65.3%	63.0%	61.2%	60.2%	58.0%
Seasonal sales	15.7%	16.5%	16.8%	16.3%	16.7%
Home products sales	10.6%	11.5%	12.5%	13.3%	14.4%
Basic clothing sales	8.4%	9.0%	9.5%	10.2%	10.9%

(a) The fiscal year ended February 3, 2006 is comprised of 53 weeks.
(b) Average assets or equity, as applicable, is calculated using the fiscal year-end balance and the four preceding fiscal quarter-end balances.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Accounting Periods.  The following text contains references to years 2006, 2005, 2004 and 2003, which represent fiscal years ending or ended February 2, 2007, February 3, 2006, January 28, 2005, and January 30, 2004, respectively. Fiscal year 2006 will be, and each of 2004 and 2003 was, a 52-week accounting period, while fiscal 2005 was a 53-week accounting period, which affects the comparability of certain amounts in the Consolidated Financial Statements and financial ratios between 2005 and the other fiscal years reflected herein. The Company’s fiscal year ends on the Friday closest to January 31. This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. It also should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosure set forth in the Introduction and in Item I, Part 1A of this report.

Purpose of Discussion. We intend for this discussion to provide the reader with information that will assist in understanding our Company and the critical economic factors that affect our Company. In addition, we hope to help the reader understand our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Executive Overview

Dollar General Corporation (“Dollar General” or the “Company”) is the largest dollar store discount retailer of consumable basics in the United States, with over 8,000 stores. We are committed to serving the needs of low-, middle- and fixed-income customers. However, the Company sells quality private label and national brand products that appeal to a wide range of customers. Our merchandise is priced at competitive everyday low prices that do not change frequently as a result of promotional activity.  We believe many of our customers shop at Dollar General because they trust us to consistently stock quality merchandise at low prices.  We also believe convenience, or the ability to complete a shopping trip in a limited amount of time, is critical to many of our customers and is a key factor that differentiates us from large-box retailers.

We operate in the highly competitive retail industry. We face strong sales competition from other retailers that sell general merchandise and food. Because of Dollar General’s low-price strategy, we must strive to keep our operating costs as low as possible. This effort affects all expenses, but is particularly critical as we compete for retail site locations and for qualified talent to manage and operate our stores. The fact that many of our stores are located in towns that many retailers may find too small to support their business model, however, has allowed Dollar General to continue to increase its store count faster than most retailers.

Management of the Company continues to focus on making good investment decisions for the long-term growth and profitability of the Company. In order to better support sales efforts in our stores and to enable the Company to continue its rapid growth, the Company has attempted to strengthen the senior leadership team over the last several years. In 2005, changes were made to the organization structure in order to increase synergies between store operations and new store development and among merchandising, marketing and the supply chain.  Executives were added to support our efforts in human resources, real estate, store operations, supply chain and the Dollar General Market concept. Going forward, the Company expects these new leaders to have a positive impact on the overall performance and profitability of the Company.

Along with other retail companies, we are impacted by a number of factors including, but not limited to: cost of product, consumer debt levels, economic conditions, customer preferences, unemployment, labor costs, inflation, fuel prices, weather patterns, insurance costs and accident costs.

Key Items in Fiscal 2005. Despite a difficult economic environment for our customers in 2005, the Company successfully implemented many of the important operating initiatives outlined in last year’s Form 10-K, while also increasing sales and earnings per share.  The following are some of the more significant accomplishments during the year:

•

Total sales increased by 12.0 percent, including sales during the 53rd week, and same-store sales increased by 2.0 percent;

•

We opened 734 new stores, including 29 Dollar General Market stores;

•

We implemented “EZstore”, the Company’s initiative designed to improve inventory flow from distribution centers to consumers as well as improve other areas of store operations, including labor scheduling, hiring and training and product presentation, in 3,825 stores as of year-end;

•

We completed construction of and opened the Company’s eighth DC in South Carolina and began construction of a ninth DC in Indiana to increase overall distribution capacity and to decrease stem miles between the DCs and the stores;

•

We increased annual inventory turns to 4.2 times in 2005, including the 53rd week, from 4.0 times in 2004 and reduced inventory levels on a per-store basis by 1% as of year end. The Company has executed end-of-season markdowns over the past two years to minimize seasonal inventory carried forward to the following year. The Company made substantial progress on this initiative in 2005 and continues to aggressively identify, evaluate, merchandise and markdown aged inventory;

•

We introduced Dollar General gift cards before the Christmas holiday season;

•

We introduced Fisher-Price® branded children’s apparel and Bobbie Brooks® apparel for women in our stores;

•

We developed and installed new systems to provide enhanced store operating statements, supplier communications and transportation and claims management; and

•

We generated sufficient cash flow to allow the Company to repurchase approximately 15 million shares of its common stock for $297.6 million and to increase our per share dividend to shareholders by over 9%.

The Company believes its 2005 sales (particularly in more discretionary, higher gross profit categories) were negatively impacted by the effect on its typical low- to middle-income customer of high gasoline and heating fuel prices as well as higher interest rates and increasing consumer debt levels. The Company’s gross profit rate was negatively impacted for the year by several factors as further discussed in “Results of Operations” below, but was most notably affected by the decrease, as a percentage of sales, in sales of higher gross profit merchandise categories and higher transportation fuel costs.

In 2005, Hurricanes Katrina and Rita made landfall in the Gulf Coast, impacting our operations, our customers, and our employees.  At the peak, approximately 350 stores were temporarily closed due to Hurricane Katrina and 330 stores were temporarily closed due to Hurricane Rita.  The Company ultimately closed 41 stores as a result of the hurricanes, and suffered the total destruction of inventory in 29 of those stores due to Hurricane Katrina and 3 of those stores due to Hurricane Rita. Significant losses of inventory and fixed assets, in the form of store fixtures and leasehold improvements, were caused by the hurricanes. These losses were offset by insurance proceeds received during the year. In addition, the Company expects to record additional insurance proceeds in excess of the cost of the asset losses in the future. Significant business interruption was experienced during the hurricanes. The Company did not recover any business interruption insurance proceeds during the year, and will not record any such proceeds until the business interruption claims are substantially settled.

Company Performance Measures. Management uses a number of metrics, including those indicated on the table included in “Results of Operations” below, to assess its performance. The following are the more frequently discussed metrics:

•

Earnings per share (“EPS”) growth is an indicator of the increased returns generated for the Company’s shareholders. EPS of  $1.08 in 2005 reflected an increase of 3.8 percent over EPS of $1.04 reported in 2004.

•

Total net sales growth indicates, among other things, the success of the Company’s selection of new store locations and merchandising strategies. Total net sales increased 12.0% in 2005, including the impact of the 53rd week.

•

Same-store sales growth indicates whether our merchandising strategies, store execution and customer service in existing stores have been successful in generating increased sales. Same-store sales increased 2.0 percent in 2005, with stronger same-store sales in the first half of the year than the latter half. Sales were negatively impacted for the year by the economic factors discussed above. However, the latter half of the year was increasingly impacted by promotional efforts of competitors. Same-store sales in 2004 increased by 3.2 percent.

•

Operating margin rate (operating profit divided by net sales), which is an indicator of the Company’s success in leveraging its fixed costs and managing its variable costs, declined to 6.5 percent in 2005 versus 7.3 percent in 2004. The various components impacting this metric are fully discussed in “Results of Operations” below.

•

Free cash flow (the sum of net cash flows from operating activities, net cash flows from investing activities and net cash flows from financing activities, excluding share repurchases and changes in debt other than required payments). Although this measure is a non-GAAP measure, the Company believes it is useful as an indicator of the cash flow generating capacity of the Company’s operations. It is also a useful metric to analyze in conjunction with net income to determine whether there is any significant non-cash component to the Company’s net income. The Company generated free cash flow of $250.9 million in 2005 compared to $96.2 million in 2004, as calculated below under “Non-GAAP disclosures.”

•

Inventory turns (cost of goods sold for the year divided by average inventory balances, at cost, measured at the end of the latest five fiscal quarters) is an indicator of how well the Company is managing the largest asset on its balance sheet. Inventory turns were 4.2 times in 2005, including the 53rd week, compared to 4.0 times in 2004.

•

Return on average assets (net income for the year divided by average total assets, measured at the end of the latest five fiscal quarters), is an overall indicator of the Company’s effectiveness in deploying its resources. Return on assets was 12.1 percent in 2005 and 12.7 percent in 2004.

While the Company is particularly pleased with the improvement in inventory management and free cash flow generation, we did not achieve our overall internal financial goals set out at the beginning of the year. This shortfall was partially a result of non-controllable economic and other factors that impacted our customers. As a result of the Company’s inability to achieve its financial targets, executives and administrative employees did not earn a bonus under the Company’s “Teamshare” bonus program. The Company has identified the following opportunities aimed at improving financial performance in 2006.

Key Items for Fiscal 2006.  For 2006, the Company has established the following priorities and initiatives aimed at continuing the Company’s growth and improving its operating and financial performance while remaining focused on serving its customers:

•

Improvement in sales performance of same-stores and new stores through new merchandise additions, improved in-store presentation, and heightened promotional energy aimed at increasing customer traffic and average customer ticket. The Company plans to strengthen its “treasure hunt” offering and to execute a variety of new marketing, promotional and/or advertising strategies. The Company will also implement a new store floor plan in all new stores, emphasizing improved merchandising adjacencies, operational efficiencies and customer service, and will continue efforts referred to as “Project Gold Standard” begun in 2005 to improve the shopability and financial performance of existing stores;

•

Further development of the Dollar General Market concept;

•

Continued investment in EZstore, further reducing store labor and related costs, with the goal of completing the rollout by the end of 2006;

•

Increased efforts to control inventory shrink in the stores, which remains above acceptable levels as a percentage of sales;

•

Opening a minimum of 800 new traditional Dollar General stores, while continuing to pursue further geographical expansion, with increased emphasis on site selection, approval processes, and lowering rent as a percentage of sales in new and existing stores; and

•

Continued investment in the Company’s infrastructure, including increasing global sourcing, further developing our information technology capabilities, and opening the Company’s ninth distribution center thereby expanding distribution capacity.

The Company can provide no assurance that it will be successful in executing these initiatives, nor can the Company guarantee that the successful implementation of these initiatives will result in superior financial performance.

Results of Operations

The following discussion of the Company’s financial performance is based on the Consolidated Financial Statements set forth herein. The following table contains results of operations data for the 2005, 2004 and 2003 fiscal years, and the dollar and percentage variances among those years.

(amounts in millions, excluding per share amounts)	2005 (a)	2004	2003	2005 vs. 2004		2004 vs. 2003
				$ change	% change	$ change	% change

Net sales by category:
Highly consumable	$ 5,606.5	$ 4,825.1	$ 4,206.9	$ 781.4	16.2%	$ 618.2	14.7%
% of net sales	65.33%	62.98%	61.22%
Seasonal	1,348.8	1,264.0	1,156.1	84.8	6.7	107.9	9.3
% of net sales	15.72%	16.50%	16.82%
Home products	907.8	879.5	860.9	28.4	3.2	18.6	2.2
% of net sales	10.58%	11.48%	12.53%
Basic clothing	719.2	692.4	648.1	26.8	3.9	44.3	6.8
% of net sales	8.38%	9.04%	9.43%
Net sales	$ 8,582.2	$ 7,660.9	$ 6,872.0	$ 921.3	12.0%	$ 788.9	11.5%
Cost of goods sold	6,117.4	5,397.7	4,853.9	719.7	13.3	543.9	11.2
% of net sales	71.28%	70.46%	70.63%
Gross profit	2,464.8	2,263.2	2,018.1	201.6	8.9	245.1	12.1
% of net sales	28.72%	29.54%	29.37%
Selling, general and administrative expenses	1,903.0	1,706.2	1,500.1	196.7	11.5	206.1	13.7
% of net sales	22.17%	22.27%	21.83%
Penalty expense	-	-	10.0	-	-	(10.0)	(100.0)
% of net sales	-	-	0.15%
Operating profit	561.9	557.0	508.0	4.9	0.9	49.0	9.6
% of net sales	6.55%	7.27%	7.39%
Interest income	(9.0)	(6.6)	(4.1)	(2.4)	36.9	(2.5)	60.2
% of net sales	(0.10)%	(0.09)%	(0.06)%
Interest expense	26.2	28.8	35.6	(2.6)	(8.9)	(6.8)	(19.1)
% of net sales	0.31%	0.38%	0.52%
Income before income taxes	544.6	534.8	476.5	9.9	1.8	58.2	12.2
% of net sales	6.35%	6.98%	6.93%
Income taxes	194.5	190.6	177.5	3.9	2.1	13.0	7.3
% of net sales	2.27%	2.49%	2.58%
Net income	$ 350.2	$ 344.2	$ 299.0	$ 6.0	1.7	$ 45.2	15.1
% of net sales	4.08%	4.49%	4.35%

Diluted earnings per share	$ 1.08	$ 1.04	$ 0.89	$ 0.04	3.8%	$ 0.15	16.9%
Weighted average diluted shares	324.1	332.1	337.6	(7.9)	(2.4)	(5.6)	(1.6)

(a)

The fiscal year ended February 3, 2006 is comprised of 53 weeks.

Net Sales.  Increases in 2005 net sales resulted primarily from opening additional stores, including 609 net new stores in 2005, and a same-store sales increase of 2.0% for 2005 compared to 2004. Same-store sales calculations for 2005 and prior include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year. Same-store sales increases are calculated based on the comparable calendar weeks in the prior year.  Accordingly, the same store sales percentage for 2005 discussed above excludes sales from the 53rd week as there was no comparable week in 2004. The increase in same-store sales accounted for $144.2 million of the increase in sales.  Stores opened since the beginning of 2004, as well as the $162.9 million impact of the 53rd week of sales in fiscal year 2005 for all stores were the primary contributors to the remaining $777.1 million sales increase during 2005.  The increase in same-store sales is primarily attributable to an increase in average customer purchase.

The Company has recently revised and published its method for determining the stores that are included in the Company’s publicly released same-store sales calculations. Beginning in fiscal 2006, the Company now provides same-store sales calculations for those stores that have been open at least 13 full fiscal months and remain open at the end of the reporting period. Using the revised methodology, the same-store sales increase in 2005 was 2.2%.

The Company monitors its sales internally by the four major categories noted in the table above. The Company’s merchandising mix in recent years has shifted to faster-turning consumable products versus seasonal, home products and clothing. This has been driven by customer wants and needs in the marketplace. As a result, over the past three years the highly consumable category has become a greater percentage of the Company’s overall sales mix while the percentages of the seasonal, home products and basic clothing categories have declined. Accordingly, the Company’s sales increase by merchandise category in 2005 compared to 2004 was primarily attributable to the highly consumable category, which increased by $781.4 million, or 16.2%. The Company believes that future sales growth is dependent upon an increase in the number of customer transactions as well as an increase in the dollar value of the average transaction. The Company continually reviews its merchandise mix and strives to adjust it when deemed necessary as a part of its ongoing efforts to improve overall sales and gross profit. These ongoing reviews may result in a shift in the Company’s merchandising strategy which could increase permanent markdowns in the future.

The Company’s sales increase in 2004 compared to 2003 resulted primarily from opening additional stores, including 620 net new stores in 2004, and a same-store sales increase of 3.2% for 2004 compared to 2003. The increase in same-store sales accounted for $204.0 million of the increase in sales while stores opened since the beginning of 2003 were the primary contributors to the remaining $585.0 million sales increase during 2004. The Company’s sales increase in 2004 was primarily attributable to the highly consumable category, which increased by $618.2 million, or 14.7%.

Gross Profit.  The gross profit rate declined by 82 basis points in 2005 as compared with 2004 due to a number of factors, including but not limited to: lower sales (as a percentage of total sales) in the Company’s seasonal, home products and basic clothing categories, which have higher than average markups; an increase in markdowns as a percentage of sales primarily as a result of the Company’s initiative to reduce per-store inventory; higher transportation expenses primarily attributable to increased fuel costs; an increase in the Company’s shrink rate; and an estimated $5.2 million reduction resulting from the expansion of the number of departments utilized for the gross profit calculation from 10 to 23, as further described below under “Critical Accounting Policies and Estimates.” These factors were partially offset by higher average mark-ups on the Company’s beginning inventory in 2005 as compared with 2004. In 2005 and 2004, the Company experienced inventory shrinkage of 3.22% and 3.05%, respectively.

The gross profit rate increased 17 basis points in 2004 as compared with 2003. Although the Company’s gross profit rate was pressured by sales mix shifts to more highly consumable items, which typically carry lower gross profit rates, the Company was able to more than offset this through increases in gross markups on all merchandise categories in 2004. More specific factors include higher initial mark-ups on merchandise received during 2004 as compared with 2003, achieved primarily from the positive impact of opportunistic purchasing, renegotiating product costs with several key suppliers, selective price increases, and an increase in various performance-based vendor rebates; and higher average mark-ups on the Company’s beginning inventory in 2004 as compared to 2003, which represents the cumulative impact of higher margin purchases over time. These components of gross profit, which positively impacted the Company’s results, were partially offset by an increase in transportation expenses as a percentage of sales, resulting primarily from higher fuel costs in 2004 as compared to 2003; and a nonrecurring favorable inventory adjustment in 2003 of $7.8 million, representing a change in the Company’s estimated provision for shrinkage.

Selling, General and Administrative (“SG&A”) Expense.  The 10 basis point decrease in SG&A expense as a percentage of sales in 2005 as compared with 2004 was due to a number of factors, including but not limited to the following expense categories that either declined or increased less than the 12.0% increase in sales: employee incentive compensation expense (decreased 37.8%), based upon the Company’s fiscal 2005 financial performance; professional fees (decreased 32.3%), primarily due to the reduction of consulting fees associated with the EZstore project and 2004 fees associated with the Company’s initial Sarbanes-Oxley compliance effort; and employee health benefits (decreased 10.0%), due in part to a downward revision in claim lag assumptions based upon review and recommendation by the Company’s outside actuary and decreased claims costs as a percentage of sales. Partially offsetting these reductions in SG&A were current year increases in store occupancy costs (increased 17.6%), primarily due to rising average monthly rentals associated with the Company’s leased store locations, and  store utilities costs (increased 22.7%) primarily related to increased electricity and gas expense.

The increase in SG&A expense as a percentage of sales in 2004 as compared with 2003 was due to a number of factors, including but not limited to increases in the following expense categories that were in excess of the 11.5 percent increase in sales: store occupancy costs (increased 17.4%), primarily due to rising average monthly rentals associated with the Company’s leased store locations; purchased services (increased 54.6%), due primarily to fees associated with the increased customer usage of debit cards; professional fees (increased 119.2%), primarily due to consulting fees associated with both the Company’s 2004 EZstore project and compliance with certain provisions of the Sarbanes-Oxley Act of 2002; and inventory services (increased 88.2%), due to both an increased number of physical inventories and a higher average cost per physical inventory. Partially offsetting these increases was a reduction in accruals for employee bonus expenses (declined 21.3%), primarily related to higher bonus expense in 2003 resulting from the Company’s financial performance during 2003.

Penalty Expense.  During 2003, the Company recorded a charge of $10.0 million relating to a civil penalty resulting from its agreement in principle with the Securities and Exchange Commission (“SEC”) staff to settle the matters arising out of a restatement of the Company’s financial statements for fiscal years 2001 and prior.

Interest Income. The increase in interest income in 2005 compared to 2004 is due primarily to higher interest earned on short-term investments due to increased interest rates on short-term borrowings. The increase in interest income in 2004 compared to 2003 is due primarily to interest income on certain notes receivable purchased in May 2003 relating to the Company’s South Boston DC, as further discussed below under Liquidity and Capital Resources.

Interest Expense. The decrease in interest expense in 2005 is primarily attributable to a reduction in tax related interest expense of $1.4 million, principally due to the reversal of interest accruals pertaining to certain income tax related contingencies that were resolved during 2005. The decrease in interest expense in 2004 compared to 2003 is due primarily to capitalized interest of $3.6 million related to the Company’s DC construction and expansion projects in 2004 compared to $0.2 million in 2003 and a reduction in amortization of debt issuance costs of $2.2 million due in part to the amendment of the Company’s revolving credit facility in June 2004. The Company had variable-rate debt of $14.5 million as of February 3, 2006. The remainder of the Company’s outstanding indebtedness at February 3, 2006 and all of its outstanding indebtedness at January 28, 2005 was fixed rate debt.

Income Taxes.  The effective income tax rates for 2005, 2004 and 2003 were 35.7%, 35.6% and 37.3%, respectively.

While the 2005 and 2004 rates were similar overall, the rates contained offsetting differences.  Non-recurring factors causing the 2005 tax rate to increase when compared to the 2004 tax rate include a reduction in federal jobs credits of approximately $1.0 million, additional net foreign income tax expense of approximately $0.8 million and a decrease in the contingent income tax reserve due to resolution of contingent liabilities that is $3.6 million less than the decrease that occurred in 2004.  Non-recurring factors causing the 2005 tax rate to decrease when compared to the 2004 tax rate include the recognition of state tax credits of approximately $2.3 million related to the Company’s construction of a DC in Indiana and a non-recurring benefit of approximately $2.6 million related to an internal restructuring that was completed during 2005.  Excluding the non-recurring items, the 2005 effective tax rate would have been approximately 36.5%.

The 2004 rate was lower than the 2003 rate primarily due to the reversal of certain contingent income tax liabilities of approximately $6.2 million in 2004, when the Company adjusted its tax contingency reserve based upon the results of two state income tax examinations. The tax rate in 2003 was negatively impacted by the $10.0 million penalty expense in 2003, as discussed above, which was not deductible for income tax purposes.

In 2005, the Company recognized a reduction in its federal income tax expense of approximately $4.5 million for federal jobs related tax credits.  Of this amount, approximately $3.9 million relates to the Work Opportunity Tax Credit (WOTC), the Welfare to Work Credit (WtW) and the Native American Employment Credit.  The federal law that provided for the WOTC and WtW credit programs expired on December 31, 2005 for employees hired after that date.  Credits can continue to be earned in 2006 for eligible employees that were hired prior to the December 31, 2005 date.  The federal law that provided for the Native American Employment Credit expired for years beginning after December 31, 2005 (the Company’s 2006 year) without regard to when the employee was hired.  The Company currently anticipates that Congress will renew these credit programs on a retroactive basis; however, renewal cannot currently be assured.  Should these credit programs not be renewed, the Company currently anticipates a reduction in its 2006 credits of approximately $3.1 million.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments. During the past three years, the Company has generated an aggregate of approximately $1.46 billion in cash flows from operating activities. During that period, the Company has expanded the number of stores it operates by approximately 30% (over 1,800 stores) and has incurred approximately $713 million in capital expenditures, primarily to support this growth. Also during this three-year period, the Company has expended approximately $537 million for repurchases of its common stock and paid dividends of approximately $156 million.

The Company’s inventory balance represented approximately 49% of its total assets as of February 3, 2006. The Company’s proficiency in managing its inventory balances can have a significant impact on the Company’s cash flows from operations during a given fiscal year. For example, in 2005, changes in inventory balances represented a much less significant use of cash ($97.9 million, as explained in more detail below), as compared to changes in inventory balances in 2004 ($219.4 million use of cash).

As described in Note 7 to the Consolidated Financial Statements, the Company is involved in a number of legal actions and claims, some of which could potentially result in material cash payments.  Adverse developments in those actions could materially and adversely affect the Company’s liquidity.  The Company also has certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates”. Estimates of these contingent liabilities are included in the Company’s Consolidated Financial Statements. However, future negative developments could have a material adverse effect on the Company’s liquidity. See Notes 4 and 7 to the Consolidated Financial Statements.

On September 30, 2005, November 30, 2004 and March 13, 2003, the Board of Directors authorized the Company to repurchase up to 10 million, 10 million and 12 million shares, respectively, of its outstanding common stock. These authorizations allow or allowed, as applicable, for purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions. The objective of the Company’s share repurchase initiative is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases generally are undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation.  The 2005 authorization expires September 30, 2006. The 2004 and 2003 authorizations were completed prior to their expiration dates. During 2005, the Company purchased approximately 15.0 million shares pursuant to the 2005 and 2004 authorizations at a total cost of $297.6 million. During 2004, the Company purchased approximately 11.0 million shares pursuant to the 2004 and 2003 authorizations at a total cost of $209.3 million. During 2003, the Company purchased approximately 1.5 million shares pursuant to the 2003 authorization at a total cost of $29.7 million. Share repurchases in 2005 increased diluted earnings per share by approximately $0.01.

The following table summarizes the Company’s significant contractual obligations as of February 3, 2006 (in thousands):

	Payments Due by Period
Contractual obligations (a)	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Long-term debt	$214,473	$-	$-	$199,978	$14,495
Capital lease obligations	22,028	7,862	7,992	1,148	5,026
Financing obligations	89,586	2,031	5,136	4,684	77,735
Inventory purchase obligations	85,148	85,148	-	-	-
Interest (b)	169,466	25,933	49,895	39,772	53,866
Operating leases	1,368,848	281,615	424,225	269,466	393,542
Total contractual cash obligations	$1,949,549	$402,589	$487,248	$515,048	$544,664

(a)

The Company has self-insurance liabilities of $154.7 million that are not reflected in the table above due to the absence of scheduled maturities.

(b)

Represents obligations for interest payments on long-term debt, capital lease and financing obligations. Excludes interest on $14.5 million of variable rate long-term debt issued in 2005 which interest, on an annualized basis, would have equaled approximately $0.6 million in 2005.

In fiscal year 2005, the Company’s South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), had cash and cash equivalents and investments balances held pursuant to South Carolina regulatory requirements to maintain 30% of ARIC’s liability for insurance losses in the form of certain specified types of assets and as such, these investments are not available for general corporate purposes. At February 3, 2006, these cash and cash equivalents and investments balances totaled $43.4 million.

The Company has a $250 million revolving credit facility (the “Credit Facility”), which expires in June 2009. As of February 3, 2006, the Company had no outstanding borrowings or standby letters of credit outstanding under the Credit Facility. Outstanding standby letters of credit reduce the borrowing capacity of the Credit Facility. The Credit Facility contains certain financial covenants. The Company was in compliance with all these financial covenants at February 3, 2006. See Note 5 to the Consolidated Financial Statements for further discussion of the Credit Facility.

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

In July 2005, as an inducement for the Company to select Marion, Indiana as the site for construction of a new DC, the Economic Development Board of Marion approved a tax increment financing in the amount of $14.5 million, which matures February 1, 2035. Pursuant to this financing, proceeds from the issuance of certain revenue bonds were loaned to the Company in connection with the construction of this DC. The variable interest rate on this loan is based on the weekly remarketing of the bonds, which are supported by a bank letter of credit, and ranged from 3.52% to 4.60% in 2005.

Significant terms of the Company’s outstanding debt obligations could have an effect on the Company’s ability to incur additional debt financing.  The Credit Facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth.  The Credit Facility also places certain specified limitations on secured and unsecured debt.  The Company’s outstanding notes discussed above place certain specified limitations on secured debt and place certain limitations on the Company’s ability to execute sale-leaseback transactions. The Company has generated significant cash flows from its operations during recent years. The Company had peak borrowings under the Credit Facility of $100.3 million during 2005 and $73.1 million during 2004, all of which were repaid prior to February 3, 2006 and January 28, 2005, respectively, and had no borrowings outstanding under the Credit Facility at any time during 2003. Therefore, the Company does not believe that any existing limitations on its ability to incur additional indebtedness will have a material impact on its liquidity. Notes 5 and 7 to the Consolidated Financial Statements contain additional disclosures related to the Company’s debt and financing obligations.

At February 3, 2006 and January 28, 2005, the Company had commercial letter of credit facilities totaling $195.0 million and $215.0 million, respectively, of which $85.1 million and $98.8 million, respectively, were outstanding for the funding of imported merchandise purchases.

During 2005, the Company incurred significant losses caused by Hurricane Katrina, primarily inventory and fixed assets, in the form of store fixtures and leasehold improvements. The Company has received insurance proceeds of $8.0 million due to these losses, and has utilized a portion of these proceeds to replace lost assets. The Company expects to receive additional insurance proceeds, due in part to significant business interruption experienced during the hurricanes. The Company did not recover any business interruption proceeds during 2005, and will not record any such proceeds until the business interruption claims are substantially settled. Losses related to inventory are included in cash flows provided by operating activities while losses related to fixed assets are included in cash flows used in investing activities. The insurance proceeds approximated the amount of losses recorded by the Company, resulting in no material impact on reported 2005 net income.

The Company believes that its existing cash balances ($200.6 million at February 3, 2006), cash flows from operations ($555.5 million generated in 2005), the Credit Facility ($250 million available at February 3, 2006) and its anticipated ongoing access to the capital markets, if necessary, will provide sufficient financing to meet the Company’s currently foreseeable liquidity and capital resource needs.

Cash flows provided by operating activities.  Cash flows from operating activities for 2005 compared to 2004 increased by $164.0 million. The most significant component of the increase in cash flows from operating activities in the 2005 period as compared to the 2004 period was the changes in inventory balances. Seasonal inventory levels increased by 10% in 2005 as compared to a 22% increase in 2004, home products inventory levels increased by 2% in 2005 as compared to a 16% increase in 2004, while basic clothing inventory levels declined by 5% in 2005 as compared to a 21% increase in 2004. Total merchandise inventories at the end of 2005 were $1.47 billion compared to $1.38 billion at the end of 2004, a 7.1 percent increase overall, but a 1% decrease on a per store basis, reflecting the Company’s focus on lowering its per store inventory levels. In connection with this effort, the Company has completed an initiative of identifying specific merchandise in its stores that it intends to sell via promotional discounts to customers. Some of these items have already been marked down and some may require additional markdowns in future periods. The future rate of sales of this merchandise will be a key determinant of the rate of future markdowns.

Cash flows from operating activities for 2004 compared to 2003 declined by $122.6 million. The most significant component of the change in cash flows from operating activities was an increase in inventory levels in 2004. Total merchandise inventories at the end of 2004 were $1.38 billion compared to $1.16 billion at the end of 2003, a 19 percent increase, or a 9 percent increase on a per store basis, with the remainder primarily attributable to growth in the number of stores. The largest portion of the increase in inventories resulted from the Company’s focus on improving in-stock levels of core merchandise at the stores. New initiatives, including the expansion of the perishable food program and the addition of certain core apparel items, magazines and Hispanic food items also contributed to the inventory increase.  In addition, due to an early Easter in 2005, the Company received more seasonal merchandise for Spring 2005 before the end of fiscal 2004. Cash flows in 2004 increased by $45.3 million over 2003 related to changes in income taxes payable, primarily due to a large payment of federal income taxes for 2002 that was made in 2003. Cash flows in the 2004 period were positively impacted by an increase in net income of $45.2 million driven by improved operating results (as more fully discussed above under “Results of Operations”).

Cash flows used in investing activities. Cash flows used in investing activities of $264.4 million in 2005 were primarily related to capital expenditures. Significant components of the Company’s purchases of property and equipment in 2005 included the following approximate amounts: $102 million for distribution and transportation-related capital expenditures; $96 million for new stores; $47 million related to the EZstore project; $18 million for certain fixtures in existing stores; and $15 million for various systems-related capital projects. During 2005, the Company opened 734 new stores and relocated or remodeled 82 stores. Distribution and transportation expenditures in 2005 included costs associated with the construction of the Company’s new DCs in South Carolina and Indiana.

Net sales of short-term investments in 2005 of $34.1 million primarily reflect the Company’s investment activities in tax-exempt auction market securities. Purchases of long-term investments are related to the Company’s captive insurance subsidiary.

Cash flows used in investing activities of $259.2 million in 2004 were also primarily related to capital expenditures. Significant components of the Company’s purchases of property and equipment in 2004 included the following approximate amounts: $101 million for distribution and transportation-related capital expenditures; $82 million for new stores; $26 million for certain fixtures in existing stores; $26 million for various systems-related capital projects; and $23 million for coolers in existing stores, which allow the stores to carry refrigerated products. During 2004, the Company opened 722 new stores and relocated or remodeled 80 stores. Distribution and transportation expenditures in 2004 included costs associated with the construction of the Company’s new DC in South Carolina as well as costs associated with the expansion of the Ardmore, Oklahoma and South Boston, Virginia DCs.

Net sales of short-term investments in 2004 of $25.8 million primarily reflect the Company’s investment activities in tax-exempt auction market securities.

Cash flows used in investing activities totaled $256.7 million in 2003. The Company’s purchases of property and equipment in 2003 included the following approximate amounts: $63 million for new, relocated and remodeled stores; $22 million for systems-related capital projects; and $25 million for distribution and transportation-related capital expenditures. During 2003, the Company opened 673 new stores and relocated or remodeled 76 stores. Systems-related projects in 2003 included approximately $6 million for point-of-sale and satellite technology and $3 million related to debit/credit/EBT technology. Distribution and transportation expenditures in 2003 included approximately $19 million at the Ardmore, Oklahoma and South Boston, Virginia DCs primarily related to the ongoing expansion of those facilities.

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

Capital expenditures during 2006 are projected to be approximately $375 million.  The Company anticipates funding its 2006 capital requirements with cash flows from operations and the Credit Facility, if necessary. Significant components of the 2006 capital plan include the completion of construction of the new DC in Indiana and anticipated costs related to the Company’s planned tenth DC; leasehold improvements and fixtures and equipment for approximately 800 new stores, which includes 30 new Dollar General Market stores; the continued rollout of the Company’s EZstore project; and additional investments in technology and systems.  The Company plans to undertake these expenditures in order to improve its infrastructure and provide support for its anticipated growth.

Cash flows used in financing activities.  Cash flows used in financing activities were $323.3 million in 2005. The Company repurchased approximately 15.0 million shares of its common stock at a total cost of $297.6 million, paid cash dividends of $56.2 million, or $0.175 per share, on its outstanding common stock, and expended $14.3 million to reduce its outstanding capital lease and financing obligations. Also in 2005, the Company received proceeds of $14.5 million from the issuance of a tax increment financing in conjunction with the construction of its new DC in Indiana. During 2004, the Company repurchased approximately 11.0 million shares of its common stock at a total cost of $209.3 million, paid cash dividends of $52.7 million, or $0.16 per share, on its outstanding common stock and expended $16.4 million to reduce its outstanding capital lease and financing obligations. During 2003, the Company repurchased approximately 1.5 million shares of its common stock at a total cost of $29.7 million, paid cash dividends of $46.9 million, or $0.14 per share, on its outstanding common stock, and expended $15.9 million to reduce its outstanding capital lease and financing obligations. These uses of cash were partially offset by proceeds from the exercise of stock options during 2005, 2004 and 2003 of $29.4 million, $34.1 million and $49.5 million, respectively. The majority of the remaining borrowings and repayments were a result of activity associated with daily cash needs of the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  In addition to the estimates presented below, there are other items within the Company’s financial statements that require estimation, but are not deemed critical as defined below. The Company believes these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

Management believes the following policies and estimates are critical because they involve significant judgments, assumptions, and estimates. Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the disclosures presented below relating to them.

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

To reduce the potential of such distortions in the valuation of inventory, the Company’s RIM calculation through the end of 2004 utilized 10 departments in which fairly homogenous classes of merchandise inventories having similar gross profit rates were grouped.  In 2005, in order to further refine its RIM calculation, the Company expanded the number of departments it utilizes for its gross profit calculation from 10 to 23. The impact of this change on the Company’s Consolidated Statement of Income for 2005 was an estimated reduction of gross profit and a corresponding decrease to inventory, at cost, of $5.2 million. Other factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and the utilization of an independent statistician to assist in the LIFO sampling process and index formulation. Also, on an ongoing basis, the Company reviews and evaluates the salability of its inventory and records LCM reserves, if necessary.

The Company calculates its shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales and is determined by dividing the book-to-physical inventory adjustments recorded during the previous twelve months by the related sales for the same period for each store. Beginning in 2003, in an effort to improve this estimate, the Company began applying store-specific shrink rates to store-specific sales generated subsequent to a given store’s physical inventory. Prior to 2003, the Company applied a weighted-average shrink rate to all Company sales generated subsequent to physical inventories. During 2005, in an attempt to further refine its shrink accrual, the Company changed from a store-level shrink accrual to a store- and department-level shrink accrual. To the extent that subsequent physical inventories yield different results than this estimated accrual, the Company’s effective shrink rate for a given reporting period will include the impact of adjusting the estimated results to the actual results. Although the Company performs physical inventories in all of its stores on an annual basis, the same stores do not necessarily get counted in the same reporting periods from year to year, which could impact comparability in a given reporting period.

During 2003, the Company implemented an item-level perpetual inventory system. This system provides better information regarding the type of inventory that the Company owns and improves the Company’s ability to estimate its shrink provision as discussed above. The utilization of this improved information in the Company’s RIM calculation resulted in a non-recurring inventory adjustment of approximately $7.8 million, which favorably impacted gross profit in the third quarter of 2003.

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

Insurance Reserves.  The Company retains a significant portion of the risk for its workers’ compensation, employee health insurance, general liability, property loss and automobile coverage. These costs are significant primarily due to the large employee base and number of stores. Provisions are made to this insurance liability on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed by an independent actuary utilizing historical claim trends. If future claim trends deviate from recent historical patterns, the Company may be required to record additional expenses or expense reductions, which could be material to the Company’s future financial results.

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

Contingent Liabilities - Legal Matters. The Company is subject to legal, regulatory and other proceedings and claims. Reserves, if any, are established for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company’s financial statements and SEC filings, management’s view of the Company’s exposure. The Company reviews outstanding claims and proceedings with external counsel to assess probability and estimates of loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). See Note 7 to the Consolidated Financial Statements.

Lease Accounting. The majority of the Company’s stores are subject to short-term leases (usually with initial or primary terms of three to five years) with multiple renewal options when available.  The Company also has stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. Approximately half of the Company’s stores have provisions for contingent rentals based upon a percentage of defined sales volume.  The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable. Rent expense is recognized over the term of the lease.  The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.  The Company also receives tenant allowances, which are recorded in deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease.  Any difference between the calculated expense and the amounts actually paid are reflected as a liability. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

Impairment of Long-Lived Assets. When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, other than goodwill, in relation to the operating performance and future undiscounted cash flows or the appraised values of the underlying assets.  The Company may adjust the net book value of the underlying assets based upon such cash flow analysis compared to the book value and may also consider appraised values.  Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.  The Company also records impairment charges to reduce the carrying value of certain of its stores’ assets as deemed necessary due to negative sales trends and cash flows.

Effects of Inflation

The Company believes that inflation and/or deflation had a minimal impact on its overall operations during 2005, 2004 and 2003.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which will require an entity to measure compensation cost for all share-based payments (including grants of employee stock options) at fair value.  The Company will adopt SFAS No. 123(R) during the first quarter of 2006 and expects to apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards and also for unvested portions of previously issued and outstanding awards. The Company expects to incur incremental Selling, general and administrative expense associated with the adoption of approximately $5 million in 2006, dependent upon the number of grants and their related fair market values.  See Note 1 to the Consolidated Financial Statements for disclosure of the pro forma effects of stock option grants as determined using the methodology prescribed under SFAS No. 123.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in the accompanying Consolidated Statements of Cash Flows for such excess tax deductions were $6.5 million, $9.7 million and $14.6 million for 2005, 2004 and 2003, respectively.

On January 24, 2006, the Compensation Committee (“Committee”) of the Company’s Board of Directors approved the acceleration of vesting for 6.4 million of the Company’s outstanding stock options awarded prior to August 2, 2005. This acceleration was effective on February 3, 2006. Vesting was not accelerated for stock options held by the CEO and stock options granted in 2005 to the officers of the Company at the level of Executive Vice President or higher.  In addition, pursuant to that Committee action, the vesting of all outstanding options granted on or after August 2, 2005 but prior to January 24, 2006, other than options granted during that time period to the officers of the Company at the level of Executive Vice President or higher, accelerated effective as of the date that is six months after the applicable grant date.  Certain options granted on January 24, 2006 to certain newly hired officers below the level of Executive Vice President were granted with a six-month vesting period.  The decision to accelerate the vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006.  This action is expected to enable the Company to eliminate approximately $28 million of expense, before income taxes, over the four year period during which the stock options would have vested, subject to the impact of additional adjustments related to the forfeiture of certain stock options.  The Company also believes this decision benefits employees.  In connection with the acceleration and in accordance with the provisions of APB 25, the Company recorded compensation expense of $0.9 million, before income taxes, during 2005.

In March 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is effective no later than the end of fiscal years ending after December 15, 2005. This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Thus, the timing and (or) method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset.  Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.    Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The Company adopted the provisions of FIN 47 during the fourth quarter of 2005, and this adoption did not have a material impact on the Company’s Consolidated Financial Statements as a whole.

Non-GAAP disclosures

The Company has included in this document free cash flow generated in 2005 and 2004. Free cash flow is a measure not derived in accordance with generally accepted accounting principles (“GAAP”). The Company believes that this information is useful to investors as an indicator of the cash flow generating capacity of the Company’s operations. It is also a useful metric to analyze in conjunction with net income to determine whether there is any significant non-cash component to the Company’s net income. This information should not be considered a substitute for any measures derived in accordance with GAAP. Management may use this information to better understand the Company’s underlying operating results. A reconciliation of the Company’s calculation of free cash flow to the most comparable measure derived in accordance with GAAP is set forth below.

	For the years ended
(In thousands)	February 3, 2006	January 28, 2005	January 30, 2004
	(53 weeks)	(52 weeks)	(52 weeks)

Net increase (decrease) in cash and cash equivalents (a)	(32,221)	(113,069)	214,115
Less issuance of long-term borrowings	(14,495)	-	-
Plus repurchases of common stock	297,602	209,295	29,687
Free cash flow	$250,886	$96,226	$243,802

(a) Equal to the sum of net cash flows from operating activities, net cash flows from investing activities and net cash flows from financing activities.

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

The Company has cash flow exposure relating to variable interest rates associated with its revolving line of credit and tax increment financing, and may periodically seek to manage this risk through the use of interest rate derivatives.  The primary interest rate exposure on variable rate obligations is based on the London Interbank Offered Rate (“LIBOR”).  The Company was not party to any interest rate derivatives in 2005 or 2004.

At February 3, 2006 and January 28, 2005, the fair value of the Company’s debt, excluding capital lease obligations, was approximately $281.0 million and $275.9 million, respectively (net of the fair value of a note receivable on the South Boston, Virginia DC of approximately $49.5 million and $50.0 million, respectively, as further discussed in Note 7 to the Consolidated Financial Statements), based upon the estimated market value of the debt at those dates.  Such fair value exceeded the carrying values of the debt at February 3, 2006 and January 28, 2005 by approximately $24.2 million and $32.7 million, respectively.

Based upon the Company’s variable rate borrowing levels, a 1% adverse change in interest rates would have resulted in a pre-tax reduction of earnings and cash flows on an annualized basis of approximately $0.1 million in 2005 and less than $0.1 million in 2004.  In 2003, the Company had no outstanding variable rate borrowings.  Based upon the Company’s outstanding indebtedness at February 3, 2006 and January 28, 2005, a 1% reduction in interest rates would have resulted in an increase in the fair value of the Company’s fixed rate debt of approximately $12.2 million and $14.2 million, respectively.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

Goodlettsville, Tennessee

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 3, 2006 and January 28, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries as of February 3, 2006 and January 28, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dollar General Corporation and subsidiaries’ internal control over financial reporting as of February 3, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion thereon.

                                                                                           /s/ Ernst & Young LLP

Nashville, Tennessee

March 16, 2006

CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	February 3, 2006	January 28, 2005

ASSETS
Current assets:
Cash and cash equivalents	$200,609	$232,830
Short-term investments	8,850	42,925
Merchandise inventories	1,474,414	1,376,537
Deferred income taxes	11,912	24,908
Prepaid expenses and other current assets	67,140	53,702
Total current assets	1,762,925	1,730,902
Net property and equipment	1,192,172	1,080,838
Other assets, net	37,090	29,264
Total assets	$2,992,187	$2,841,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$8,785	$12,860
Accounts payable	508,386	409,327
Accrued expenses and other	372,920	333,889
Income taxes payable	43,706	69,616
Total current liabilities	933,797	825,692
Long-term obligations	269,962	258,462
Deferred income taxes	67,633	72,385
Commitments and contingencies
Shareholders’ equity:
Series B junior participating preferred stock, stated value $0.50 per share; Shares authorized: 10,000; Issued: None	-	-
Common stock, par value $0.50 per share; Shares authorized: 500,000; Issued: 2005-315,679; 2004-328,172	157,840	164,086
Additional paid-in capital	462,383	421,600
Retained earnings	1,106,165	1,102,457
Accumulated other comprehensive loss	(794)	(973)
Other shareholders’ equity	(4,799)	(2,705)
Total shareholders’ equity	1,720,795	1,684,465
Total liabilities and shareholders’ equity	$2,992,187	$2,841,004

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	For the years ended
	February 3, 2006	January 28, 2005	January 30, 2004
	(53 weeks)	(52 weeks)	(52 weeks)

Net sales	$8,582,237	$7,660,927	$6,871,992

Cost of goods sold	6,117,413	5,397,735	4,853,863

Gross profit	2,464,824	2,263,192	2,018,129

Selling, general and administrative	1,902,957	1,706,216	1,500,103

Penalty expense	-	-	10,000

Operating profit	561,867	556,976	508,026

Interest income	(9,001)	(6,575)	(4,103)

Interest expense	26,226	28,794	35,606

Income before income taxes	544,642	534,757	476,523

Income taxes	194,487	190,567	177,521

Net income	$350,155	$344,190	$299,002

Earnings per share:
Basic	$1.09	$1.04	$0.89

Diluted	$1.08	$1.04	$0.89

Weighted average shares:
Basic	321,835	329,376	334,697

Diluted	324,133	332,068	337,636

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Other Shareholders’ Equity	Total
Balances, January 31, 2003	333,340	$ 166,670	$ 313,269	$ 791,597	$ (1,349)	$ (2,742)	$1,267,445
Comprehensive income:
Net income	-	-	-	299,002	-	-	299,002
Reclassification of net loss on derivatives	-	-	-	-	188	-	188
Comprehensive income							299,190
Cash dividends, $0.14 per common share	-	-	-	(46,883)	-	-	(46,883)
Issuance of common stock under stock incentive plans	4,240	2,120	47,365	-	-	-	49,485
Tax benefit from stock option exercises	-	-	14,565	-	-	-	14,565
Repurchases of common stock	(1,519)	(759)	-	(28,928)	-	-	(29,687)
Purchase of common stock by employee deferred compensation trust, net (11 shares)	-	-	(157)	-	-	3	(154)
Issuance of restricted stock	129	64	1,904	-	-	(1,968)	-
Amortization of unearned compensation on restricted stock	-	-	-	-	-	354	354
Other equity transactions	-	-	(16)	-	-	-	(16)
Balances, January 30, 2004	336,190	$ 168,095	$ 376,930	$1,014,788	$ (1,161)	$ (4,353)	$1,554,299
Comprehensive income:
Net income	-	-	-	344,190	-	-	344,190
Reclassification of net loss on derivatives	-	-	-	-	188	-	188
Comprehensive income							344,378
Cash dividends, $0.16 per common share	-	-	-	(52,682)	-	-	(52,682)
Issuance of common stock under stock incentive plans	2,875	1,437	32,691	-	-	-	34,128
Tax benefit from stock option exercises	-	-	9,657	-	-	-	9,657
Repurchases of common stock	(11,020)	(5,510)	-	(203,785)	-	-	(209,295)
Purchase of common stock by employee deferred compensation trust, net (25 shares)	-	-	(92)	-	-	(377)	(469)
Issuance of restricted stock and restricted stock units, net	128	64	2,398	-	-	(2,462)	-
Amortization of unearned compensation on restricted stock and restricted stock units	-	-	-	-	-	1,779	1,779
Deferred compensation obligation	-	-	-	-	-	2,708	2,708
Other equity transactions	(1)	-	16	(54)	-	-	(38)
Balances, January 28, 2005	328,172	$ 164,086	$ 421,600	$1,102,457	$ (973)	$ (2,705)	$1,684,465
Comprehensive income:
Net income	-	-	-	350,155	-	-	350,155
Reclassification of net loss on derivatives	-	-	-	-	179	-	179
Comprehensive income							350,334
Cash dividends, $0.175 per common share	-	-	-	(56,183)	-	-	(56,183)
Issuance of common stock under stock incentive plans	2,249	1,125	28,280	-	-	-	29,405
Tax benefit from stock option exercises	-	-	6,457	-	-	-	6,457
Repurchases of common stock	(14,977)	(7,489)	-	(290,113)	-	-	(297,602)
Sales of common stock by employee deferred compensation trust, net (42 shares)	-	-	95	-	-	788	883
Issuance of restricted stock and restricted stock units, net	249	125	5,151	-	-	(5,276)	-
Amortization of unearned compensation on restricted stock and restricted stock units	-	-	-	-	-	2,394	2,394
Acceleration of vesting of stock options (see Note 9)	-	-	938	-	-	-	938
Other equity transactions	(14)	(7)	(138)	(151)	-	-	(296)
Balances, February 3, 2006	315,679	$ 157,840	$ 462,383	$1,106,165	$ (794)	$ (4,799)	$1,720,795

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended
	February 3, 2006	January 28, 2005	January 30, 2004
	(53 weeks)	(52 weeks)	(52 weeks)

Cash flows from operating activities:
Net income	$350,155	$344,190	$299,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,824	164,478	154,457
Deferred income taxes	8,244	25,751	18,611
Tax benefit from stock option exercises	6,457	9,657	14,565
Change in operating assets and liabilities:
Merchandise inventories	(97,877)	(219,396)	(34,110)
Prepaid expenses and other current assets	(13,438)	(3,666)	(16,304)
Accounts payable	87,230	22,258	33,265
Accrued expenses and other	40,376	35,048	60,523
Income taxes	(26,017)	23,793	(21,464)
Other	13,531	(10,598)	5,520
Net cash provided by operating activities	555,485	391,515	514,065
Cash flows from investing activities:
Purchases of property and equipment	(284,112)	(288,294)	(140,139)
Purchases of short-term investments	(132,775)	(221,700)	(201,950)
Sales of short-term investments	166,850	247,501	134,725
Purchase of promissory notes	-	-	(49,582)
Purchases of long-term investments	(16,995)	-	-
Insurance proceeds related to property and equipment	1,210	-	-
Proceeds from sale of property and equipment	1,419	3,324	269
Net cash used in investing activities	(264,403)	(259,169)	(256,677)
Cash flows from financing activities:
Borrowings under revolving credit facility	232,200	195,000	-
Repayments of borrowings under revolving credit facility	(232,200)	(195,000)	-
Issuance of long-term obligations	14,495	-	-
Repayments of long-term obligations	(14,310)	(16,417)	(15,907)
Payment of cash dividends	(56,183)	(52,682)	(46,883)
Proceeds from exercise of stock options	29,405	34,128	49,485
Repurchases of common stock	(297,602)	(209,295)	(29,687)
Other financing activities	892	(1,149)	(281)
Net cash used in financing activities	(323,303)	(245,415)	(43,273)
Net increase (decrease) in cash and cash equivalents	(32,221)	(113,069)	214,115
Cash and cash equivalents, beginning of year	232,830	345,899	131,784
Cash and cash equivalents, end of year	$200,609	$232,830	$345,899
Supplemental cash flow information:
Cash paid during year for:
Interest	$25,747	$26,748	$31,256
Income taxes	$205,802	$133,100	$165,248

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$24,750	$12,921	$9,643
Purchases of property and equipment under capital lease obligations	$7,197	$5,722	$996

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2006, 2005, 2004 and 2003, which represent fiscal years ending or ended February 2, 2007, February 3, 2006, January 28, 2005 and January 30, 2004, respectively. Fiscal year 2006 will be, and each of 2004 and 2003 was, a 52-week accounting period while 2005 was a 53-week accounting period. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary the assets and revenues of which are not material.  Intercompany transactions have been eliminated.

The Company leases four of its distribution centers (“DCs”) from lessors, which meet the definition of a Variable Interest Entity (“VIE”) as described by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised. Two of these DCs have been recorded as financing obligations whereby the property and equipment, along with the related lease obligations, are reflected in the consolidated balance sheets.  The other two DCs, excluding the equipment, have been recorded as operating leases in accordance with SFAS No. 98, “Accounting for Leases.”  The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements.

Business description

The Company sells general merchandise on a retail basis through 7,929 stores (as of February 3, 2006) located primarily in the southern, southwestern, midwestern and eastern United States.  The Company has DCs in Scottsville, Kentucky; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri; Alachua, Florida; Zanesville, Ohio; and Jonesville, South Carolina.  The Company also has a DC under construction in Marion, Indiana.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 11% of the Company’s purchases in 2005 were made from Procter and Gamble.  No other supplier accounted for more than 3% of the Company’s purchases in 2005.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less when purchased.  Such investments primarily consist of money market funds, certificates of deposit and commercial paper.  The carrying amounts of these items are a reasonable estimate of their fair value due to the short maturity of these investments.

Payments due from banks for third-party credit card, debit card and electronic benefit transactions (“EBT”) classified as cash and cash equivalents totaled approximately $7.8 million and $4.8 million at February 3, 2006 and January 28, 2005, respectively.

The Company’s cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment.  Outstanding but unpresented checks totaling approximately $124.2 million and $112.3 million at February 3, 2006 and January 28, 2005, respectively, have been included in Accounts payable in the consolidated balance sheets.  Upon presentation for payment, these checks are funded through available cash balances or the Company’s existing credit facility.

The Company has certain cash and cash equivalents balances that are subject to restrictions and are not available for general corporate purposes, as further described below under “Investments in debt and equity securities.”

Investments in debt and equity securities

The Company accounts for its investment in debt and marketable equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, classifies them as held-to-maturity, available-for-sale, or trading.  Debt securities categorized as held-to-maturity are stated at amortized cost.  Debt and equity securities categorized as available-for-sale are stated at fair value, with any unrealized gains and losses, net of deferred income taxes, reported as a component of Accumulated other comprehensive loss.  Trading securities (primarily mutual funds held pursuant to deferred compensation and supplemental retirement plans, as further discussed in Note 8) are stated at fair value, with changes in fair value recorded in income as a component of Selling, general and administrative (“SG&A”) expense.

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

Beginning in fiscal year 2003, the Company began investing in auction rate securities, which are debt instruments having longer-dated (in some cases, many years) legal maturities, but with interest rates that are generally reset every 28-35 days under an auction system.  Because auction rate securities are frequently re-priced, they trade in the market like short-term investments.  As available-for-sale securities, these investments are carried at fair value, which approximates cost given that the average duration of such securities held by the Company is less than 40 days.  Despite the liquid nature of these investments, the Company categorizes them as short-term investments instead of cash and cash equivalents due to the underlying legal maturities of such securities.  However, they have been classified as current assets as they are generally available to support the Company’s current operations.

In fiscal year 2005, the Company’s South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), had investments in U.S. Government securities, short and long-term corporate obligations, and asset backed obligations. These investments are held pursuant to South Carolina regulatory requirements to maintain 30%

of ARIC’s liability for insurance losses in the form of certain specified types of assets and as such, these investments are not available for general corporate purposes. At February 3, 2006, these investments included the following amounts reflected in the Company’s consolidated balance sheet: cash and cash equivalents of $17.6 million, short-term investments of $8.9 million and long-term investments included in other assets of $16.9 million.

The Company’s investment in the secured promissory notes issued by the third-party entity from which the Company leases its DC in South Boston, Virginia, as discussed in Note 7, has been classified as a held-to-maturity security. Historical cost information pertaining to investments in mutual funds by participants in the Company’s supplemental retirement and compensation deferral plans classified as trading securities is not readily available to the Company.

On February 3, 2006 and January 28, 2005, held-to-maturity, available-for-sale and trading securities consisted of the following (in thousands):

		Gross Unrealized
February 3, 2006	Cost	Gains	Losses	Estimated Fair Value
Held-to-maturity securities
Bank and corporate debt	$59,196	$-	$55	$59,141
U.S. Government securities	7,590	-	12	7,578
Asset-backed securities	3,847	5	6	3,846
Other debt securities	47,151	2,319	-	49,470
	117,784	2,324	73	120,035

Available-for-sale securities
Equity securities	16,300	-	-	16,300

Trading securities
Equity securities	14,873	-	-	14,873

Total debt and equity securities	$148,957	$2,324	$73	$151,208

		Gross Unrealized
January 28, 2005	Cost	Gains	Losses	Estimated Fair Value
Held-to-maturity securities
Bank and corporate debt	$45,422	$-	$-	$45,422
Other debt securities	48,179	1,808	-	49,987
	93,601	1,808	-	95,409

Available-for-sale securities
Equity securities	38,618	-	-	38,618
Other debt securities	42,425	-	-	42,425
	81,043	-	-	81,043

Trading securities
Equity securities	11,932	-	-	11,932

Total debt and equity securities	$186,576	$1,808	$-	$188,384

On February 3, 2006 and January 28, 2005, these investments were included in the following accounts in the consolidated balance sheets (in thousands):

February 3, 2006	Held-to-Maturity Securities	Available- for-Sale Securities	Trading Securities
Cash and cash equivalents	$44,870	$16,300	$-
Short-term investments	8,850	-	-
Prepaid expenses and other current assets	-	-	14,515
Other assets, net	16,913	-	358
Current portion of long-term obligations (see Note 5)	1,108	-	-
Long-term obligations (see Note 5)	46,043	-	-
	$117,784	$16,300	$14,873
January 28, 2005
Cash and cash equivalents	$44,922	$38,618	$-
Short-term investments	500	42,425	-
Prepaid expenses and other current assets	-	-	11,932
Current portion of long-term obligations (see Note 5)	1,048	-	-
Long-term obligations (see Note 5)	47,131	-	-
	$93,601	$81,043	$11,932

The contractual maturities of held-to-maturity and available-for-sale securities as of February 3, 2006 were as follows (in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Cost	Fair Value	Cost	Fair Value
Less than one year	$53,638	$53,624	$-	$-
One to three years	13,929	13,877	-	-
Greater than three years	50,217	52,534	-	-
Equity securities	-	-	16,300	16,300
	$117,784	$120,035	$16,300	$16,300

For the years ended February 3, 2006, January 28, 2005, and January 30, 2004, gross realized gains and losses on the sales of available-for-sale securities were not material.  The cost of securities sold is based upon the specific identification method.

Merchandise inventories

Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method. The excess of current cost over LIFO cost was approximately $5.8 million at February 3, 2006 and $6.3 million at January 28, 2005. Current cost is determined using the retail first-in, first-out method.  LIFO reserves decreased $0.5 million and $0.2 million in 2005 and 2004, respectively, and increased $0.7 million in 2003.  Costs directly associated with warehousing and distribution are capitalized into inventory.

In 2005, the Company expanded the number of inventory departments it utilizes for its gross profit calculation from 10 to 23. The impact of this change in estimate on the Company’s consolidated 2005 results of operations was an estimated reduction of gross profit and a corresponding decrease to inventory, at cost, of $5.2 million.

Store pre-opening costs

Pre-opening costs related to new store openings and the construction periods are expensed as incurred.

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

Impairment of long-lived assets

When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, other than goodwill, in relation to the operating performance and future cash flows or the appraised values of the underlying assets.   The Company may adjust the net book value of the underlying assets based upon such cash flow analysis compared to the book value and may also consider appraised values.  Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.  The Company recorded impairment charges of approximately $0.5 million and $0.6 million in 2004 and 2003, respectively, and $4.7 million prior to 2003 to reduce the carrying value of its Homerville, Georgia DC (which was sold in 2004).  The Company also recorded impairment charges of approximately $0.6 million in 2005 and $0.2 million in each of 2004 and 2003 to reduce the carrying value of certain of its stores’ assets as deemed necessary due to negative sales trends and cash flows at these locations. These charges are included in SG&A expense.

Other assets

Other assets consist primarily of long-term investments, debt issuance costs which are amortized over the life of the related obligations, utility and security deposits, life insurance policies and goodwill.

Vendor rebates

The Company records vendor rebates, primarily consisting of new store allowances, volume purchase rebates and promotional allowances, when realized.  The rebates are recorded as a reduction to inventory purchases, at cost, which has the effect of reducing cost of goods sold, as prescribed by Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”.

Rent expense

Rent expense is recognized over the term of the lease.  The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.  The Company also receives tenant allowances, which are recorded in deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease.  Any difference between the calculated expense and the amounts actually paid are reflected as a liability in Accrued expenses and other in the consolidated balance sheets and totaled approximately $25.0 million and $18.0 million at February 3, 2006 and January 28, 2005, respectively.

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable, in accordance with EITF Issue No. 98-9, “Accounting for Contingent Rent.” The amount expensed but not paid as of February 3, 2006 and January 28, 2005 was approximately $9.3 million and $8.6 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets. (See Notes 3 and 7).

Insurance reserves

The Company retains a significant portion of risk for its workers' compensation, employee health, general liability, property and automobile claim exposures.  Accordingly, provisions are made for the Company's estimates of such risks.  Actuaries are utilized to determine the undiscounted future claim costs for the workers' compensation, general liability, and health claim risks.  To the extent that subsequent claim costs vary from those estimates, future results of operations will be affected. Ashley River Insurance Company (or ARIC, as defined above), a South Carolina-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers' compensation and non-property general liability exposures.  Pursuant to South Carolina insurance regulations, ARIC has cash and cash equivalents and investment balances that are subject to restrictions and are not available for general corporate purposes, as further described above under “Investments in debt and equity securities.” ARIC currently insures no unrelated third-party risk. The Greater Cumberland Insurance Company, formerly a Vermont-based wholly owned captive insurance subsidiary of the Company, was liquidated in 2005.

Fair value of financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values.  At February 3, 2006 and January 28, 2005, the fair value of the Company’s debt, excluding capital lease obligations, was approximately $281.0 million and $275.9 million, respectively (net of the fair value of a note receivable on the South Boston, Virginia DC of approximately $49.5 million and $50.0 million, respectively, as further discussed in Note 7), based upon the estimated market value of the debt at those dates.  Such fair value exceeded the carrying values of the debt at February 3, 2006 and January 28, 2005 by approximately $24.2 million and $32.7 million, respectively. Fair values are based primarily on quoted prices for those or similar instruments.  A discussion of the carrying value and fair value of the Company’s derivative financial instruments is included in the section entitled “Derivative financial instruments” below.

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

The following table summarizes activity in Accumulated other comprehensive loss during 2005 related to derivative transactions used by the Company in prior periods to hedge cash flow exposures relating to certain debt transactions (in thousands):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated net losses as of January 28, 2005	$(1,539)	$566	$(973)
Net losses reclassified from Other comprehensive loss into earnings	286	(107)	179
Accumulated net losses as of February 3, 2006	$(1,253)	$459	$(794)

The balance remaining in Accumulated other comprehensive loss at February 3, 2006 relates solely to deferred losses realized in June 2000 on the settlement of an interest rate derivative that was designated and effective as a cash flow hedge of the Company’s forecasted issuance of its $200 million of fixed rate notes in June 2000 (see Note 5). This amount will be reclassified into earnings as an adjustment to the effective interest expense on the fixed rate notes through their maturity date in June 2010. The Company estimates that it will reclassify into earnings during the next twelve months approximately $0.2 million of the net amount recorded in Other comprehensive loss as of February 3, 2006.

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

Stock options currently are granted under this plan at the market price on the grant date and have a ten-year life subject to earlier termination upon death, disability or cessation of employment.  Stock options granted under this plan (other than those granted to directors pursuant to the automatic grant provisions discussed above) generally vest ratably over a four-year period, with certain exceptions as further described in Note 9. However, on January 24, 2006, the Compensation Committee of the Company’s Board of Directors accelerated the vesting of most of the Company’s outstanding stock options as further described in Note 9.

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

(Amounts in thousands except per share data)	2005	2004	2003
Net income – as reported	$350,155	$344,190	$299,002
Less pro forma effect of stock-based compensation cost, net of taxes	32,621	10,724	7,867
Net income – pro forma	$317,534	$333,466	$291,135
Earnings per share – as reported
Basic	$1.09	$1.04	$0.89
Diluted	$1.08	$1.04	$0.89
Earnings per share – pro forma
Basic	$0.99	$1.01	$0.87
Diluted	$0.98	$1.00	$0.86

The increase in the pro-forma stock-based compensation cost in 2005 was the result of the acceleration of the vesting of certain stock options as further discussed in Note 9. The decision to accelerate the vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006.

As allowed by the stock incentive plans, the Company has historically extended the exercise period for outstanding stock option grants to three years from the date of cessation of employment with the Company for former employees who meet certain “early retirement” criteria which may include their age and years of service, to the extent that their stock options were fully vested at the date their employment ended. However, this practice does not extend the ten-year maximum contractual exercise term following the date of grant. Upon the adoption of SFAS No. 123(R), “Share-Based Payment” discussed below, the Company will be required to record compensation costs over the period through the date that such employees are no longer required to provide service to earn the award (generally, the first date that the employee is eligible to retire).

The Company may periodically award restricted stock or restricted stock units to officers and other key employees under the stock incentive plan.  The terms of the stock incentive plan limit the total number of shares of restricted stock and restricted stock units eligible for issuance thereunder to a maximum of 4 million shares.  Restricted stock awards consist of a fixed number of shares of common stock that generally vest ratably over three years.  Restricted stock units represent the right to receive one share of common stock for each unit upon vesting and generally vest ratably over three years.  In addition, the stock incentive plan was amended in June 2003 to provide for the automatic annual grant of 4,600 restricted stock units to each non-employee director (6,000 restricted stock units to any non-employee director serving as Chairman) in lieu of the automatic annual stock option grants to directors discussed previously. The initial grant of these restricted stock units was made in 2004.  These units generally vest one year after the grant date, subject to earlier vesting upon retirement or other circumstances described in the plan, but no payout shall be made until the individual has ceased to be a member of the Board of Directors.  Dividends or dividend equivalents, as the case may be, are paid or accrued on the grants to officers and directors of restricted stock and restricted stock units at the same rate that dividends are paid to shareholders generally.

The Company accounts for restricted stock grants in accordance with APB No. 25 and related interpretations.  Under APB No. 25, the Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the restricted stock award is earned by the recipient.  The Company recognized compensation expense relating to its restricted stock awards of approximately $2.4 million, $1.8 million and $0.4 million in 2005, 2004 and 2003, respectively (see Note 9).

Revenue and gain recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise.  All sales are net of discounts and returns and exclude sales tax.  The reserve for retail merchandise returns is based on the Company’s prior experience. The Company records gain contingencies when realized.

The Company began gift card sales in the third quarter of 2005.  The Company recognizes gift card sales revenue at the time of redemption.  The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards is recorded in Accrued expenses and other.

Advertising costs

Advertising costs are expensed as incurred and were $15.1 million, $7.9 million and $5.4 million in 2005, 2004 and 2003, respectively.  These costs primarily related to targeted circulars supporting new stores and in-store signage. Additionally, beginning in 2005, the Company expanded its marketing and advertising efforts with the sponsorship of a National Association for Stock Car Auto Racing (“NASCAR”) team.

Capitalized interest

To assure that interest costs properly reflect only that portion relating to current operations, interest on borrowed funds during the construction of property and equipment is capitalized.  Interest costs capitalized were approximately $3.3 million, $3.6 million and $0.2 million in 2005, 2004 and 2003, respectively.

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

 Accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which will require an entity to measure compensation cost for all share-based payments (including grants of employee stock options) at fair value.  The Company will adopt SFAS No. 123(R) during the first quarter of 2006 and expects to apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards and also for unvested portions of previously issued and outstanding awards. The Company expects to incur incremental SG&A expense associated with the adoption of approximately $5 million in 2006, dependent upon the number of grants and their related fair market values.  See Stock-based compensation above for disclosure of the pro forma effects of stock option grants as determined using the methodology prescribed under SFAS No. 123.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in the accompanying consolidated statements of cash flows for such excess tax deductions were $6.5 million, $9.7 million and $14.6 million for 2005, 2004 and 2003, respectively.

On January 24, 2006, the Compensation Committee (“Committee”) of the Company’s Board of Directors approved the acceleration of vesting for 6.4 million of the Company’s outstanding stock options awarded prior to August 2, 2005. The vesting acceleration was effective February 3, 2006. Vesting was not accelerated for stock options held by the CEO and stock options granted in 2005 to the officers of the Company at the level of Executive Vice President or higher.  In addition, pursuant to that Committee action, the vesting of all outstanding options granted on or after August 2, 2005 but prior to January 24, 2006, other than options granted during that time period to the officers of the Company at the level of Executive Vice President or higher, accelerated effective as of the date that is six months after the applicable grant date.  Certain options granted on January 24, 2006 to certain newly hired officers below the level of Executive Vice President were granted with a six-month vesting period.  The decision to accelerate the vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123(R) in the first quarter of fiscal year 2006.  This action is expected to enable the Company to eliminate approximately $28 million of expense, before income taxes, over the four year period during which the stock options would have vested, subject to the impact of additional adjustments related to the forfeiture of certain stock options.  The Company also believes this decision benefits employees.  In connection with the acceleration and in accordance with the provisions of APB 25, the Company recorded compensation expense of $0.9 million, before income taxes, during 2005.

In March 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is effective no later than the end of fiscal years ending after December 15, 2005. This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Thus, the timing and (or) method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset.  Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.    Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The Company adopted the provisions of FIN 47 during the fourth quarter of 2005, and such adoption did not have a material impact on the Company’s consolidated financial statements as a whole.

Reclassifications

Certain reclassifications of the 2004 and 2003 amounts have been made to conform to the 2005 presentation.

2.

Property and equipment

Property and equipment is recorded at cost and summarized as follows:

(In thousands)	2005	2004
Land and land improvements	$147,039	$145,194
Buildings	381,460	333,667
Leasehold improvements	209,701	191,103
Furniture, fixtures and equipment	1,437,324	1,196,094
Construction in progress	46,016	74,277
	2,221,540	1,940,335
Less accumulated depreciation and amortization	1,029,368	859,497
Net property and equipment	$1,192,172	$1,080,838

Depreciation expense related to property and equipment was approximately $186.1 million, $163.1 million and $150.9 million in 2005, 2004 and 2003, respectively. Amortization of capital lease assets is included in depreciation expense.

3.

Accrued expenses and other

Accrued expenses and other consist of the following:

(In thousands)	2005	2004
Compensation and benefits	$53,784	$60,635
Insurance	154,693	130,506
Taxes (other than taxes on income)	58,967	45,005
Other	105,476	97,743
	$372,920	$333,889

Other accrued expenses primarily include liabilities for deferred rent, freight expense, contingent rent expense, interest, electricity, and common area maintenance charges.

4.

Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2005	2004	2003
Current:
Federal	$175,344	$155,497	$145,072
Foreign	1,205	1,169	-
State	9,694	8,150	13,838
	186,243	164,816	158,910
Deferred:
Federal	8,479	21,515	17,224
Foreign	17	21	-
State	(252)	4,215	1,387
	8,244	25,751	18,611
	$194,487	$190,567	$177,521

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2005		2004		2003
U.S. federal statutory rate on earnings before income taxes	$190,625	35.0%	$187,165	35.0%	$166,783	35.0%
State income taxes, net of federal income tax benefit	6,223	1.1	8,168	1.5	10,773	2.3
Jobs credits, net of federal income taxes	(4,503)	(0.8)	(5,544)	(1.0)	(3,817)	(0.8)
Decrease in valuation allowances	(88)	(0.0)	(106)	(0.0)	(582)	(0.1)
Non-deductible penalty	-	-	-	-	3,500	0.7
Other	2,230	0.4	884	0.1	864	0.2
	$194,487	35.7%	$190,567	35.6%	$177,521	37.3%

While the 2005 and 2004 rates were similar overall, the rates contained offsetting differences.  Non-recurring factors causing the 2005 tax rate to increase when compared to the 2004 tax rate include a reduction in federal jobs credits of approximately $1.0 million, additional net foreign income tax expense of approximately $0.8 million and a decrease in the contingent income tax reserve due to resolution of contingent liabilities that is $3.6 million less than the decrease that occurred in 2004.  Non-recurring factors causing the 2005 tax rate to decrease when compared to the 2004 tax rate include the recognition of state tax credits of approximately $2.3 million related to the Company’s construction of a distribution center in Indiana and a non-recurring benefit of approximately $2.6 million related to an internal restructuring that was completed during 2005.

The 2004 rate was lower than the 2003 rate primarily due to the reversal of certain contingent income tax liabilities of approximately $6.2 million in 2004, when the Company adjusted its tax contingency reserve based upon the results of two state income tax examinations. The tax rate in 2003 was negatively impacted by the $10.0 million penalty expense in 2003, related to the restatement of the Company’s 2001 and earlier financial statements, which was not deductible for income tax purposes.

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(In thousands)	2005	2004
Deferred tax assets:
Deferred compensation expense	$15,166	$17,310
Accrued expenses and other	3,916	4,006
Accrued rent	7,137	4,883
Accrued insurance	9,240	25,950
Deferred gain on sale/leasebacks	2,465	2,624
Other	3,712	3,755
State tax net operating loss carryforwards, net of federal tax	7,416	9,180
State tax credit carryforwards, net of federal tax	4,711	1,982
	53,763	69,690
Less valuation allowances	(2,038)	(2,126)
Total deferred tax assets	51,725	67,564
Deferred tax liabilities:
Property and equipment	(74,609)	(82,807)
Inventories	(32,301)	(31,635)
Other	(536)	(599)
Total deferred tax liabilities	(107,446)	(115,041)
Net deferred tax liabilities	$(55,721)	$(47,477)

Net deferred tax liabilities are reflected separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred income tax liabilities from the consolidated balance sheets:

(In thousands)	2005	2004
Current deferred income tax assets, net	$11,912	$24,908
Noncurrent deferred income tax liabilities, net	(67,633)	(72,385)
Net deferred tax liabilities	$(55,721)	$(47,477)

State net operating loss carryforwards as of February 3, 2006, totaled approximately $186 million and will expire beginning in 2006 through 2023.  The Company also has state credit carryforwards of approximately $7.3 million that will expire beginning in 2006 through 2016.

The valuation allowance, as of 2005, has been provided principally for certain state tax credit carryforwards.  In 2005, after an internal restructuring, all valuation allowances related to state net operating loss carryforwards were removed resulting in a reduction in the valuation allowance of approximately $1.1 million.  This decrease was offset by additions to the valuation allowance applied to certain state tax credit carryforwards of approximately $0.9 million due to the same internal restructuring.  The remaining change in the valuation allowance, an increase of approximately $0.1 million, related primarily to changes in state tax credits that were unrelated to the 2005 internal restructuring.

Approximately $1.0 million of the 2003 valuation allowance reduction was due to certain state tax law changes during the year which caused the future recognition of certain state tax credit carryforwards to be considered more likely than not to occur, thereby resulting in the reduction of a valuation allowance created in an earlier year.  The change in the valuation allowance, including the changes noted above, was a decrease of $0.1 million, $0.1 million and $0.6 million in 2005, 2004, and 2003, respectively.  Based upon expected future income and available tax planning strategies, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company estimates its contingent income tax liabilities based on its assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities. As of February 3, 2006 and January 28, 2005, the Company’s accrual for these contingent liabilities, included in Income taxes payable in the consolidated balance sheets, was approximately $13.4 million and $13.5 million, respectively, and the related accrued interest included in Accrued expenses and other in the consolidated balance sheets was approximately $6.2 million and $6.9 million respectively.

As of February 3, 2006 and January 28, 2005, the Company had additional exposure in the amount of $3.8 million and $3.0 million, respectively, related to contingent income tax liabilities that had a reasonable possibility of being recognized as a loss in a future period.  These additional amounts relate principally to income tax audits.  As the Company does not consider it probable that a loss has yet been incurred related to these items, no portion of these liabilities has been recorded.

5.

Current and long-term obligations

Current and long-term obligations consist of the following:

(In thousands)	February 3, 2006	January 28, 2005
8 5/8% Notes due June 15, 2010, net of discount of $189 and $232 at February 3, 2006 and January 28, 2005, respectively	$199,789	$199,768
Tax increment financing due February 1, 2035	14,495	-
Capital lease obligations (see Note 7)	22,028	28,178
Financing obligations (see Note 7)	42,435	43,376
	278,747	271,322
Less: current portion	(8,785)	(12,860)
Long-term portion	$269,962	$258,462

The Company’s existing revolving credit facility (the “Credit Facility”) has a current maximum commitment of $250 million and expires in June 2009.  The Credit Facility contains provisions that would allow the maximum commitment to be increased to up to $400 million upon mutual agreement of the Company and its lenders. The Credit Facility is unsecured. The Company pays interest on funds borrowed under the Credit Facility at rates that are subject to change based upon the ratio of the Company’s debt to EBITDA (as defined in the Credit Facility).  The Company has two interest rate options, base rate (which is usually equal to prime rate) or LIBOR.  Under the Credit Facility, the facility fees can range from 12.5 to 37.5 basis points; the all-in drawn margin under the LIBOR option can range from LIBOR plus 87.5 to 212.5 basis points; and the all-in drawn margin under the base rate option can range from the base rate plus 12.5 to 62.5 basis points. During 2005 and 2004, the Company had peak borrowings of $100.3 million and $73.1 million, respectively, under the Credit Facility. The Credit Facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth ($1.56 billion at February 3, 2006).  As of February 3, 2006, the Company was in compliance with all of these covenants. As of February 3, 2006, the Company had no outstanding borrowings or standby letters of credit outstanding under the Credit Facility.

In July 2005, as an inducement for the Company to select Marion, Indiana as the site for construction of a new DC, the Economic Development Board of Marion approved a tax increment financing in the amount of $14.5 million. The principal amounts on this financing are due to be repaid during fiscal years 2015 to 2035. Pursuant to this financing, proceeds from the issuance of certain revenue bonds were loaned to the Company in connection with the construction of this DC.   The variable interest rate on this loan is based on the weekly remarketing of the bonds, which are supported by a bank letter of credit, and ranged from 3.52% to 4.60% in 2005.

At February 3, 2006 and January 28, 2005, the Company had commercial letter of credit facilities totaling $195.0 million and $215.0, respectively, of which $85.1 million and $98.8 million, respectively, were outstanding for the funding of imported merchandise purchases.

In 2000, the Company issued $200 million principal amount of 8 5/8% Notes due June 2010 (the “Notes”). The Notes require semi-annual interest payments in June and December of each year through June 15, 2010, at which time the entire balance becomes due and payable.  The Notes contain certain restrictive covenants.  At January 28, 2005, the Company was in compliance with all such covenants.

6.

Earnings per share

The amounts reflected below are in thousands except per share data.

	2005
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$350,155	321,835	$1.09
Effect of dilutive stock options, restricted stock and restricted stock units		2,298
Diluted earnings per share	$350,155	324,133	$1.08

	2004
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$344,190	329,376	$1.04
Effect of dilutive stock options, restricted stock and restricted stock units		2,692
Diluted earnings per share	$344,190	332,068	$1.04

	2003
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$299,002	334,697	$0.89
Effect of dilutive stock options, restricted stock and restricted stock units		2,939
Diluted earnings per share	$299,002	337,636	$0.89

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share was determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, were 7.9 million, 7.3 million and 5.1 million in 2005, 2004 and 2003, respectively.

7.

Commitments and contingencies

As of February 3, 2006, the Company was committed under capital and operating lease agreements and financing obligations for most of its retail stores, four of its DCs, and certain of its furniture, fixtures and equipment.  The majority of the Company’s stores are subject to short-term leases (usually with initial or primary terms of three to five years) with multiple renewal options when available.  The Company also has stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. Approximately half of the stores have provisions for contingent rentals based upon a percentage of defined sales volume.  Certain leases contain restrictive covenants.  As of February 3, 2006, the Company is not aware of any material violations of such covenants.

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

In May 2003, the Company purchased two secured promissory notes (the “DC Notes”) from Principal Life Insurance Company totaling $49.6 million. The DC Notes represent debt issued by a third party entity from which the Company leases its DC in South Boston, Virginia. The DC Notes are being accounted for as “held to maturity” debt securities in accordance with the provisions of SFAS No. 115.  However, by acquiring the DC Notes, the Company is holding the debt instruments pertaining to its lease financing obligation and, because a legal right of offset exists, has reflected the acquired DC Notes as a reduction of its outstanding financing obligations in its consolidated financial statements in accordance with the provisions of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts – An Interpretation of APB Opinion No. 10 and FASB Statement No. 105.”  There was no gain or loss recognized as a result of this transaction.

Future minimum payments as of February 3, 2006, for capital leases, financing obligations and operating leases are as follows:

(In thousands)	Capital Leases	Financing Obligations	Operating Leases
2006	$9,293	$9,283	$281,615
2007	5,895	9,564	235,959
2008	3,552	9,510	188,266
2009	1,302	8,915	149,196
2010	599	8,915	120,270
Thereafter	7,635	128,992	393,542

Total minimum payments	28,276	175,179	$1,368,848
Less: imputed interest	(6,248)	(85,593)
Present value of net minimum lease payments	22,028	89,586
Less: purchased promissory notes	-	(47,151)
	22,028	42,435
Less: current portion, net	(7,862)	(923)
Long-term portion	$14,166	$41,512

Capital leases were discounted at an effective interest rate of approximately 7.9% at February 3, 2006.  The gross amount of property and equipment recorded under capital leases and financing obligations at February 3, 2006 and January 28, 2005, was $150.2 million and $183.8 million, respectively.  Accumulated depreciation on property and equipment under capital leases and financing obligations at February 3, 2006 and January 28, 2005, was $70.5 million and $94.5 million, respectively.

Rent expense under all operating leases was as follows:

(In thousands)	2005	2004	2003
Minimum rentals	$295,061	$253,364	$217,704
Contingent rentals	17,245	15,417	14,302
	$312,306	$268,781	$232,006

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

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment.  The Company intends to vigorously defend these actions.  However, no assurances can be given that the Company will be successful in that defense on the merits or otherwise, and, if it is not, the resolution or resolutions could have a material adverse effect on the Company’s financial statements as a whole.

On February 9, 2006, a complaint was filed in the United States District Court for the Western District of New York (Tammy Brickey, Becky Norman, Rose Rochow, Sandra Cogswell

and Melinda Sappington v. Dolgencorp, Inc. and Dollar General Corporation, Case 6:06-cv-06084-DGL (“Brickey”). The Brickey plaintiffs seek to proceed collectively under the FLSA and as a class under New York and Ohio wage and hour statutes on behalf of, among others, individuals employed by the Company as Assistant Store Managers who claim to be owed wages (including overtime wages) under those statutes. As of March 16, 2006, the Company had not yet been served with the Brickey Complaint.  At this time, it is not possible to predict whether the court will permit this action to proceed collectively or as a class.  However, the Company believes that this action is not appropriate for either collective or class treatment, and believes that its wage and hour policies and practices comply with both federal and state law.  Although the Company plans to vigorously defend this action if it is served, no assurances can be given that the Company will be successful in its defense on the merits or otherwise, and, if it is not, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case 2:06-cv-00465-VEH) ("Calvert"), in which the plaintiff, a former Store Manager, alleged that she was paid less than male Store Managers because of her sex, in violation of the Equal Pay Act ("EPA") and Title VII of the Civil Rights Act of 1964, as amended ("Title VII").  On March 9, 2006, the Calvert complaint was amended to include seven additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations of sex discrimination in promotional opportunities and undefined terms and conditions of employment.  In addition to allegations of intentional sex discrimination, the amended Calvert complaint also alleges that the Company's employment policies and practices have a disparate impact on females.  The amended Calvert complaint seeks to proceed collectively under the EPA and as a class under Title VII.

As of March 16, 2006, the Company had not yet been served with either the original or amended Calvert complaint.  At this time, it is not possible to predict whether the Court will permit this action to proceed collectively or as a class.  However, the Company believes that this case is not appropriate for either collective or class treatment, and believes that its policies and practices comply with the EPA and Title VII.  Although the Company intends to vigorously defend this action if it is served, no assurances can be given that the Company will be successful in its defense on the merits or otherwise, and if it is not, the resolution of this action could have a material adverse effect on the Company's financial statements as a whole.

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

8.

Benefit plans

The Dollar General Corporation 401(k) Savings and Retirement Plan became effective on January 1, 1998.  Balances in two earlier plans were transferred into this plan. The plan covers all employees subject to certain eligibility requirements.  The plan is subject to the Employee Retirement and Income Security Act (“ERISA”).

Participants were or are currently permitted, as applicable, to contribute between 1% and 25% of their annual salary, up to a maximum of $12,000 in calendar year 2003, a maximum of $13,000 in calendar year 2004 and a maximum of $14,000 in calendar year 2005. Employees who are over age 50 were permitted to contribute an additional $4,000 in catch-up contributions during calendar year 2005. The Company currently matches employee contributions, including catch-up contributions, at a rate of 100% of employee contributions, up to 5% of annual salary, after an employee has been employed for one year and has completed a minimum of 1,000 hours of service.

A participant’s right to claim a distribution of his or her account balance is dependent on ERISA guidelines and Internal Revenue Service regulations. All active employees are fully vested in all contributions to the plan. During 2005, 2004 and 2003, the Company expensed approximately $5.8 million, $4.9 million and $2.7 million, respectively, for matching contributions.

The Company also has a supplemental retirement plan and compensation deferral plan for a select group of management and highly compensated employees.  The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and job grade.  Under the compensation deferral plan, participants may defer up to 65% of base pay and up to 100% of bonus pay and the Company matches base pay deferrals at a rate of 100% of base pay deferral, up to 5% of annual salary, with annual salary offset by the amount of match-eligible salary in the 401(k) plan. Effective January 1, 2003, the Company amended the plan to clarify certain provisions and to mirror certain 401(k) plan employer contribution provisions that became effective on January 1, 2003. Effective November 1, 2004, the plan document was amended to modify eligibility, comply with pending federal legislation, and enhance investment offerings.  Effective January 1, 2005, the plan was amended to clarify certain provisions, to further comply with federal legislation and to permit former employees the ability to transfer stock accounts for a limited period of time. An employee may be designated for participation in one or both of the plans, according to the eligibility requirements of the plans.  All participants are 100% vested in their compensation deferral plan accounts.  Supplemental retirement plan accounts generally vest at the earlier of the participant’s attainment of age 50 or the participant’s being credited with 10 or more “years of service” or upon termination of employment due to death or “total and permanent disability” or upon a “change in control,” all as defined in the plan.  The Company incurred compensation expense for these plans of approximately $0.6 million in both 2005 and 2004 and $0.5 million in 2003.

The supplemental retirement plan and compensation deferral plan assets are invested at the option of the participant in either an account that mirrors the performance of a fund or funds selected by the Compensation Committee of the Company’s Board of Directors or its delegate (the “Mutual Funds Option”), or in an account which mirrors the performance of the Company’s common stock (the “Common Stock Option”).  Pursuant to a provision in the November 1, 2004 amendment that was effective January 1, 2005, investments in the Common Stock Option cannot be subsequently diversified and investments in the Mutual Funds Option cannot be subsequently transferred into the Common Stock Option.  Effective November 1, 2005, certain former employees who were receiving distributions from the plan were given a limited opportunity until January 31, 2006, to transfer assets out of the Common Stock Option.

In accordance with a participant’s election, a participant’s compensation deferral plan and supplemental retirement plan account balances will be paid in cash by (a) lump sum, (b) monthly installments over a 5, 10 or 15-year period or (c) a combination of lump sum and installments. The vested amount will be payable at the time designated by the plan upon the participant’s termination of employment or retirement, except that participants may elect to receive an in-service lump sum distribution of vested amounts credited to the compensation deferral account, provided that the date of distribution is a date that is no sooner than five years after the end of the year in which amounts are deferred. In addition, a participant who is an employee may request to receive an “unforeseeable emergency hardship” in-service lump sum distribution of vested amounts credited to his compensation deferral account. Effective January 1, 2005 for active participants, account balances deemed to be invested in the Mutual Funds Option are payable in cash and account balances deemed to be invested in the Common Stock Option are payable in shares of Dollar General common stock and cash in lieu of fractional shares.  Prior to January 1, 2005, all account balances were payable in cash.

Asset balances in the Mutual Funds Option are stated at fair market value, which is based on quoted market prices, and are included in Prepaid expenses and other current assets.  In accordance with EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” the Company’s stock is recorded at historical cost and included in Other shareholders’ equity.  The deferred compensation liability related to the Company stock for active plan participants was reclassified to shareholders’ equity and subsequent changes to the fair value of the obligation will not be recognized, in accordance with the provisions of EITF 97-14. The deferred compensation liability related to the Mutual Funds Option is recorded at the fair value of the investments held in the trust and is included in Accrued expenses and other in the consolidated balance sheets.

During 2003, the Company established two supplemental executive retirement plans, each with one executive participant. During 2004, one of these plans was terminated in connection with the termination of that participant’s employment.  The Company accounts for the remaining plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, as amended by SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and supplemented by SFAS No. 130, “Reporting Comprehensive Income”, but has not included additional disclosures due to the plan’s immateriality to the consolidated financial statements as a whole.  Effective January 25, 2006, the Board approved the restatement of the remaining plan to clarify certain provisions, comply with pending federal legislation and establish a grantor trust to hold certain assets in connection with the plan.  The grantor trust provides for assets to be placed in the trust upon an actual or potential change in control (as defined in the grantor trust).  The assets of the grantor trust are subject to the claims of the Company’s creditors.

Non-employee directors may defer all or a part of any fees normally paid by the Company to them pursuant to a voluntary nonqualified compensation deferral plan.  The compensation eligible for deferral includes the annual retainer, meeting and other fees, as well as any per diem compensation for special assignments, earned by a director for his or her service to the Company’s Board of Directors or one of its committees.  The compensation deferred is credited to a liability account, which is then invested at the option of the director, in either the Mutual Funds Option or the Common Stock Option.  In accordance with a director’s election, the deferred compensation will be paid in a lump sum or in monthly installments over a 5, 10 or 15-year period, or a combination of both, at the time designated by the plan upon a director’s resignation or termination from the Board. However, a director may request to receive an “unforeseeable emergency hardship” in-service lump sum distribution of amounts credited to his account in accordance with the terms of the directors’ deferral plan.  All deferred compensation will be immediately due and payable upon a “change in control” (as defined in the directors’ deferral plan) of the Company. Effective January 1, 2005, account balances deemed to be invested in the Mutual Funds Option are payable in cash and account balances deemed to be invested in the Common Stock Option are payable in shares of Dollar General common stock and cash in lieu of fractional shares.  Prior to January 1, 2005, all account balances were payable in cash.

9.

Stock-based compensation

The Company has a shareholder-approved stock incentive plan under which restricted stock, restricted stock units (which represent the right to receive one share of common stock for each unit upon vesting), stock options and other equity-based awards may be granted to officers, directors and key employees.

All stock options granted in 2005, 2004 and 2003 under the terms of the Company’s stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant.  Non-qualified options granted under these plans have expiration dates no later than 10 years following the date of grant.

Under the plan, stock option grants are made to key management employees including officers, as well as other employees, as determined by the Compensation Committee of the Board of Directors.  The number of options granted is directly linked to the employee’s job classification.  Beginning in 2002, vesting provisions for options granted under the plan changed from a combination of Company performance-based vesting and time-based vesting to time-based vesting only.  All options granted in 2005, 2004 and 2003 under the plan were originally scheduled to vest ratably over a four-year period, except for a grant made to the CEO in 2003, two-thirds of which vested after one year and one-third of which vested after two years.

On February 3, 2006, the vesting of all outstanding options granted prior to August 2, 2005, other than options previously granted to the CEO and other than options granted in 2005 to the officers of the Company at the level of Executive Vice President or higher, accelerated pursuant to a January 24, 2006 action of the Compensation Committee of the Company’s Board of Directors. In addition, pursuant to that Compensation Committee action, the vesting of all outstanding options granted on or after August 2, 2005 but prior to January 24, 2006, other than options granted during that time period to the officers of the Company at the level of Executive Vice President or higher, accelerated effective as of the date that is six months after the applicable grant date. Certain options granted on January 24, 2006 to certain newly hired officers below the level of Executive Vice President were granted with a six-month vesting period. The decision to accelerate stock options resulted in 2005 compensation expense of $0.9 million, before income taxes, and was made primarily to reduce non-cash compensation expense to be recorded in future periods under the provisions of SFAS No. 123(R), to be adopted by the Company during 2006. The future expense eliminated as a result of the decision to accelerate the vesting of options is approximately $28 million, or $17 million net of income taxes, over the four year period during which the stock options would have vested, subject to the impact of additional adjustments related to certain stock option forfeitures. The Company also believes this decision benefits employees.

Under the plan, restricted stock and restricted stock units may be granted to employees, including officers, as determined by the Compensation Committee of the Board of Directors. In addition, the plan provides for the automatic annual grant of 4,600 restricted stock units to each non-employee director.  In 2005, 2004 and 2003, the Company awarded a total of 273,600, 166,300 and 50,000 shares of restricted stock and restricted stock units to certain plan participants at weighted average fair values of $21.14, $19.26 and $19.37 per share, respectively.  The difference between the market price of the underlying stock on the date of grant and the purchase price, which was set at zero for all restricted stock and restricted stock unit awards in 2005, 2004 and 2003, was recorded as unearned compensation expense, which is a component of Other shareholders’ equity, and is being amortized to expense on a straight-line basis over the restriction period.  The restricted stock and restricted stock units granted to employees in 2005, 2004 and 2003 under the plan generally vest and become payable ratably over a three-year period.  The restricted stock units granted to outside directors generally vest one year after the grant date subject to acceleration of vesting upon retirement or other circumstances set forth in the plan, but no payout shall be made until the individual has ceased to be a member of the Board of Directors.  Under the stock incentive plan, recipients of restricted stock are entitled to receive cash dividends and to vote their respective shares, but are prohibited from selling or transferring restricted shares prior to vesting.  Recipients of restricted stock units are entitled to accrue dividend equivalents on the units but are not entitled to vote, sell or transfer the shares underlying the units prior to both vesting and payout.  The maximum number of shares of restricted stock or restricted stock units eligible for issuance under the terms of this plan has been capped at 4,000,000.  At February 3, 2006, 3,510,841 shares of restricted stock or restricted stock units were available for grant under the plan.

During 2003, the Company also granted stock options and restricted stock in transactions that were not made under the stock incentive plan. The Company awarded 78,865 shares of restricted stock as a material inducement to employment to its CEO at a fair value of $12.68 per share.  The difference between the market price of the underlying stock and the purchase price on the date of grant, which was set as zero for this restricted stock award, was recorded as unearned compensation expense, and is being amortized to expense on a straight-line basis over the restriction period of five years.  The CEO is entitled to receive cash dividends and to vote these shares, but is prohibited from selling or transferring shares prior to vesting.  Also during the first quarter of 2003, the Company awarded the CEO, as a material inducement to employment, an option to purchase 500,000 shares at an exercise price of $12.68 per share. The option generally vests at a rate of 166,666 shares on the second anniversary of the grant date and 333,334 shares on the third anniversary of the grant date, subject to accelerated vesting as provided in the CEO’s Employment Agreement or in the plan.  The option will terminate no later than 10 years from the grant date.

Pro forma information regarding net income and earnings per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method of SFAS No. 123. The fair value of options granted during 2005, 2004 and 2003 was $6.33, $6.36 and $5.45, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	0.9%	0.9%	0.9%
Expected stock price volatility	27.1%	35.5%	36.9%
Weighted average risk-free interest rate	4.2%	3.5%	2.7%
Expected life of options (years)	5.0	5.0	3.7

A summary of the balances and activity for all of the Company’s stock option awards for the last three fiscal years is presented below:

	Options Issued	Weighted Average Exercise Price
Balance, January 31, 2003	26,916,571	$15.73
Granted	4,705,586	18.39
Exercised	(4,240,438)	11.68
Canceled	(2,450,429)	17.76
Balance, January 30, 2004	24,931,290	16.75
Granted	2,250,900	18.88
Exercised	(2,874,828)	11.87
Canceled	(1,758,030)	18.97
Balance, January 28, 2005	22,549,332	17.42
Granted	2,364,200	21.72
Exercised	(2,248,951)	13.07
Canceled	(2,406,257)	19.23
Balance, February 3, 2006	20,258,324	$18.19

The following table summarizes information about all stock options outstanding at February 3, 2006:

	Options Outstanding			Options Exercisable
Range of	Number	Weighted Average Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 6.29 - $12.68	1,914,579	4.4	$ 11.11	1,581,245	$ 10.78
12.88 - $18.55	7,001,557	5.0	15.90	6,800,557	15.86
18.74 - $23.90	11,342,188	6.1	20.80	10,998,588	20.79
$ 6.29 - $23.90	20,258,324	5.6	$ 18.19	19,380,390	$ 18.24

At February 3, 2006, there were approximately 7.7 million shares available for grant under the Company’s stock incentive plan.  At January 28, 2005 and January 30, 2004, respectively, there were approximately 13.8 million and 15.0 million exercisable options outstanding.

10.

Capital stock

The Company has a Shareholder Rights Plan (the “Plan”), filed with the Securities and Exchange Commission, under which Series B Junior Participating Preferred Stock Purchase Rights (the “Rights”) were issued for each outstanding share of common stock.  The Rights were attached to all common stock outstanding as of March 10, 2000, and will be attached to all additional shares of common stock issued prior to the Plan’s expiration on February 28, 2010, or such earlier termination, if applicable.  The Rights entitle the holders to purchase from the Company one one-hundredth of a share (a “Unit”) of Series B Junior Participating Preferred Stock (the “Preferred Stock”), no par value, at a purchase price of $100 per Unit, subject to adjustment.  Initially, the Rights will attach to all certificates representing shares of outstanding common stock, and no separate Rights Certificates will be distributed.  The Rights will become exercisable upon the occurrence of a triggering event as defined in the Plan. The triggering events generally include any unsolicited attempt to acquire more than 15 percent of the Company's outstanding common stock. The practical operation of the Plan, if triggered, allows a holder of rights: (a) to acquire $200 of the Company's common stock in exchange for the $100 purchase price in the event of an acquisition of the Company in which the Company is the surviving entity; and (b) in the event of an acquisition of the Company in which the Company is not the surviving entity, to acquire $200 of the surviving entity's securities in exchange for the $100 purchase price.

On September 30, 2005, November 30, 2004 and March 13, 2003, the Board of Directors authorized the Company to repurchase up to 10 million, 10 million and 12 million shares, respectively, of its outstanding common stock. These authorizations allow or allowed, as applicable, for purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions. The objective of the Company’s share repurchase initiative is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases generally are undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation.  The 2005 authorization expires September 30, 2006. The 2004 and 2003 authorizations were completed prior to their expiration dates. During 2005, the Company purchased approximately 5.5 million shares pursuant to the 2005 authorization at a total cost of $104.7 million, and approximately 9.5 million shares pursuant to the 2004 authorization at a total cost of $192.9 million. During 2004, the Company purchased approximately 0.5 million shares pursuant to the 2004 authorization at a total cost of $10.9 million and approximately 10.5 million shares pursuant to the 2003 authorization at a total cost of $198.4 million. During 2003, the Company purchased approximately 1.5 million shares pursuant to the 2003 authorization at a total cost of $29.7 million.

11.

Segment reporting

The Company manages its business on the basis of one reportable segment.  See Note 1 for a brief description of the Company’s business.  As of February 3, 2006, all of the Company’s operations were located within the United States with the exception of an immaterial Hong Kong subsidiary formed to assist in the process of importing certain merchandise that began operations in early 2004.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

(In thousands)	2005	2004	2003
Classes of similar products:
Highly consumable	$5,606,466	$4,825,051	$4,206,878
Seasonal	1,348,769	1,263,991	1,156,114
Home products	907,826	879,476	860,867
Basic clothing	719,176	692,409	648,133
Net sales	$8,582,237	$7,660,927	$6,871,992

12.

Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended February 3, 2006 and January 28, 2005.  With the exception of the fourth quarter of 2005, which was a 14-week accounting period, each quarter listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding. Amounts are in thousands except per share data.

Quarter	First	Second	Third	Fourth
2005:
Net sales	$1,977,829	$2,066,016	$2,057,888	$2,480,504
Gross profit	563,349	591,530	579,016	730,929
Operating profit	106,921	121,070	101,612	232,264
Net income	64,900	75,558	64,425	145,272
Basic earnings per share	0.20	0.23	0.20	0.46
Diluted earnings per share	0.20	0.23	0.20	0.46

2004:
Net sales	$1,747,959	$1,836,243	$1,879,187	$2,197,538
Gross profit	512,250	536,980	553,985	659,977
Operating profit	114,550	108,126	113,956	220,344
Net income	67,849	71,322	71,126	133,893
Basic earnings per share	0.20	0.22	0.22	0.41
Diluted earnings per share	0.20	0.22	0.22	0.41

In 2005, the Company expanded the number of departments it utilizes for its gross profit calculation from 10 to 23. The estimated impact of this change was a reduction of the Company’s net income and related per share amounts above of $2.1 million ($0.01 per diluted share), $2.2 million ($0.01 per diluted share) and $6.8 million ($0.02 per diluted share) in the first, second and third quarters of 2005, respectively, and a $7.7 million ($0.02 per diluted share) increase in the Company’s fourth quarter 2005 net income and related per share amounts. The second quarter 2004 net income and related per share amounts above include a favorable income tax adjustment of approximately $6.2 million ($0.02 per diluted share) which resulted from net reductions in certain contingent income tax liabilities.

13.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for its not-for-profit subsidiary for which the assets and revenues are not material (the “Guarantors”), have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company.

The following consolidating schedules present condensed financial information on a combined basis. Dollar amounts are in thousands.

	As of February 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$110,410	$90,199	$-	$200,609
Short-term investments	-	8,850	-	8,850
Merchandise inventories	-	1,474,414	-	1,474,414
Deferred income taxes	11,808	104	-	11,912
Prepaid expenses and other current assets	89,100	794,873	(816,833)	67,140
Total current assets	211,318	2,368,440	(816,833)	1,762,925

Property and equipment, at cost	199,396	2,022,144	-	2,221,540
Less accumulated depreciation and amortization	94,701	934,667	-	1,029,368
Net property and equipment	104,695	1,087,477	-	1,192,172

Other assets, net	2,379,255	31,603	(2,373,768)	37,090

Total assets	$2,695,268	$3,487,520	$(3,190,601)	$2,992,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$(800)	$9,585	$-	$8,785
Accounts payable	789,497	536,097	(817,208)	508,386
Accrued expenses and other	25,473	347,072	375	372,920
Income taxes payable	89	43,617	-	43,706
Total current liabilities	814,259	936,371	(816,833)	933,797

Long-term obligations	153,756	1,429,116	(1,312,910)	269,962

Deferred income taxes	6,458	61,175	-	67,633

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	157,840	23,853	(23,853)	157,840
Additional paid-in capital	462,383	673,612	(673,612)	462,383
Retained earnings	1,106,165	363,393	(363,393)	1,106,165
Accumulated other comprehensive loss	(794)	-	-	(794)
Other shareholders’ equity	(4,799)	-	-	(4,799)
Total shareholders’ equity	1,720,795	1,060,858	(1,060,858)	1,720,795

Total liabilities and shareholders’ equity	$2,695,268	$3,487,520	$(3,190,601)	$2,992,187

	As of January 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$127,170	$105,660	$-	$232,830
Short-term investments	42,425	500	-	42,925
Merchandise inventories	-	1,376,537	-	1,376,537
Deferred income taxes	10,024	14,884	-	24,908
Prepaid expenses and other current assets	23,305	1,740,029	(1,709,632)	53,702
Total current assets	202,924	3,237,610	(1,709,632)	1,730,902

Property and equipment, at cost	184,618	1,755,717	-	1,940,335
Less accumulated depreciation and amortization	78,661	780,836	-	859,497
Net property and equipment	105,957	974,881	-	1,080,838

Other assets, net	3,376,578	58,373	(3,405,687)	29,264

Total assets	$3,685,459	$4,270,864	$(5,115,319)	$2,841,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$4,399	$8,461	$-	$12,860
Accounts payable	1,763,024	355,904	(1,709,601)	409,327
Accrued expenses and other	37,378	296,511	-	333,889
Income taxes payable	-	69,647	(31)	69,616
Total current liabilities	1,804,801	730,523	(1,709,632)	825,692

Long-term obligations	190,769	1,261,998	(1,194,305)	258,462

Deferred income taxes	5,424	66,961	-	72,385

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	164,086	23,853	(23,853)	164,086
Additional paid-in capital	421,600	1,243,468	(1,243,468)	421,600
Retained earnings	1,102,457	944,061	(944,061)	1,102,457
Accumulated other comprehensive loss	(973)	-	-	(973)
Other shareholders’ equity	(2,705)	-	-	(2,705)
Total shareholders’ equity	1,684,465	2,211,382	(2,211,382)	1,684,465

Total liabilities and shareholders’ equity	$3,685,459	$4,270,864	$(5,115,319)	$2,841,004

	For the year ended February 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

STATEMENTS OF INCOME:
Net sales	$162,805	$8,582,237	$(162,805)	$8,582,237
Cost of goods sold	-	6,117,413	-	6,117,413
Gross profit	162,805	2,464,824	(162,805)	2,464,824
Selling, general and administrative	139,879	1,925,883	(162,805)	1,902,957
Operating profit	22,926	538,941	-	561,867
Interest income	(31,677)	(509)	23,185	(9,001)
Interest expense	20,208	29,203	(23,185)	26,226
Income before income taxes	34,395	510,247	-	544,642
Income taxes	12,852	181,635	-	194,487
Equity in subsidiaries’ earnings, net of taxes	328,612	-	(328,612)	-
Net income	$350,155	$328,612	$(328,612)	$350,155

	For the year ended January 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

STATEMENTS OF INCOME:
Net sales	$171,369	$7,660,927	$(171,369)	$7,660,927
Cost of goods sold	-	5,397,735	-	5,397,735
Gross profit	171,369	2,263,192	(171,369)	2,263,192
Selling, general and administrative	138,111	1,739,474	(171,369)	1,706,216
Operating profit	33,258	523,718	-	556,976
Interest income	(6,182)	(393)	-	(6,575)
Interest expense	21,435	7,359	-	28,794
Income before income taxes	18,005	516,752	-	534,757
Income taxes	7,667	182,900	-	190,567
Equity in subsidiaries’ earnings, net of taxes	333,852	-	(333,852)	-
Net income	$344,190	$333,852	$(333,852)	$344,190

	For the year ended January 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

STATEMENTS OF INCOME:
Net sales	$169,467	$6,871,992	$(169,467)	$6,871,992
Cost of goods sold	-	4,853,863	-	4,853,863
Gross profit	169,467	2,018,129	(169,467)	2,018,129
Selling, general and administrative	132,445	1,537,125	(169,467)	1,500,103
Penalty expense	10,000	-	-	10,000
Operating profit	27,022	481,004	-	508,026
Interest income	(3,720)	(383)	-	(4,103)
Interest expense	25,336	10,270	-	35,606
Income before income taxes	5,406	471,117	-	476,523
Income taxes	6,560	170,961	-	177,521
Equity in subsidiaries’ earnings, net of taxes	300,156	-	(300,156)	-
Net income	$299,002	$300,156	$(300,156)	$299,002

	For the year ended February 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$350,155	$328,612	$(328,612)	$350,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,046	166,778	-	186,824
Deferred income taxes	(750)	8,994	-	8,244
Tax benefit from stock option exercises	6,457	-	-	6,457
Equity in subsidiaries’ earnings, net	(328,612)	-	328,612	-
Change in operating assets and liabilities:
Merchandise inventories	-	(97,877)	-	(97,877)
Prepaid expenses and other current assets	(4,112)	(9,326)	-	(13,438)
Accounts payable	(26,052)	113,282	-	87,230
Accrued expenses and other	(12,210)	52,586	-	40,376
Income taxes	13	(26,030)	-	(26,017)
Other	5,817	7,714	-	13,531
Net cash provided by operating activities	10,752	544,733	-	555,485

Cash flows from investing activities:
Purchases of property and equipment	(18,089)	(266,023)	-	(284,112)
Purchases of short-term investments	(123,925)	(8,850)	-	(132,775)
Sales of short-term investments	166,350	500	-	166,850
Purchases of long-term investments	-	(16,995)		(16,995)
Insurance proceeds related to property and equipment	-	1,210	-	1,210
Proceeds from sale of property and equipment	100	1,319	-	1,419
Net cash provided by (used in) investing activities	24,436	(288,839)	-	(264,403)

Cash flows from financing activities:
Borrowings under revolving credit facility	232,200	-	-	232,200
Repayments of borrowings under revolving credit facility	(232,200)	-	-	(232,200)
Issuance of long-term obligations	-	14,495	-	14,495
Repayments of long-term obligations	(4,969)	(9,341)	-	(14,310)
Payment of cash dividends	(56,183)	-	-	(56,183)
Proceeds from exercise of stock options	29,405	-	-	29,405
Repurchases of common stock	(297,602)	-	-	(297,602)
Changes in intercompany note balances, net	276,509	(276,509)	-	-
Other financing activities	892	-	-	892
Net cash used in financing activities	(51,948)	(271,355)	-	(323,303)

Net decrease in cash and cash equivalents	(16,760)	(15,461)	-	(32,221)
Cash and cash equivalents, beginning of year	127,170	105,660	-	232,830
Cash and cash equivalents, end of year	$110,410	$90,199	-	$200,609

	For the year ended January 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$344,190	$333,852	$(333,852)	$344,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,181	147,297	-	164,478
Deferred income taxes	5,516	20,235	-	25,751
Tax benefit from stock option exercises	9,657	-	-	9,657
Equity in subsidiaries’ earnings, net	(333,852)	-	333,852	-
Change in operating assets and liabilities:
Merchandise inventories	-	(219,396)	-	(219,396)
Prepaid expenses and other current assets	652	(4,318)	-	(3,666)
Accounts payable	10,665	11,593	-	22,258
Accrued expenses and other	(8,351)	43,399	-	35,048
Income taxes	4,751	19,042	-	23,793
Other	(1,347)	(9,251)	-	(10,598)
Net cash provided by operating activities	49,062	342,453	-	391,515

Cash flows from investing activities:
Purchases of property and equipment	(20,443)	(267,851)	-	(288,294)
Purchases of short-term investments	(220,200)	(1,500)	-	(221,700)
Sales of short-term investments	245,000	2,501	-	247,501
Proceeds from sale of property and equipment	3	3,321	-	3,324
Net cash provided by (used in) investing activities	4,360	(263,529)	-	(259,169)

Cash flows from financing activities:
Borrowings under revolving credit facility	195,000	-	-	195,000
Repayments of borrowings under revolving credit facility	(195,000)	-	-	(195,000)
Repayments of long-term obligations	(7,847)	(8,570)	-	(16,417)
Payment of cash dividends	(52,682)	-	-	(52,682)
Proceeds from exercise of stock options	34,128	-	-	34,128
Repurchases of common stock	(209,295)	-	-	(209,295)
Changes in intercompany note balances, net	25,586	(25,586)	-	-
Other financing activities	(1,149)	-	-	(1,149)
Net cash used in financing activities	(211,259)	(34,156)	-	(245,415)

Net increase (decrease) in cash and cash equivalents	(157,837)	44,768	-	(113,069)
Cash and cash equivalents, beginning of year	285,007	60,892	-	345,899
Cash and cash equivalents, end of year	$127,170	$105,660	-	$232,830

	For the year ended January 30, 2004
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$299,002	$300,156	$(300,156)	$299,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,961	134,496	-	154,457
Deferred income taxes	(2,102)	20,713	-	18,611
Tax benefit from stock option exercises	14,565	-	-	14,565
Equity in subsidiaries’ earnings, net	(300,156)	-	300,156	-
Change in operating assets and liabilities:
Merchandise inventories	-	(34,110)	-	(34,110)
Prepaid expenses and other current assets	(7,323)	(8,981)	-	(16,304)
Accounts payable	(50,489)	83,754	-	33,265
Accrued expenses and other	15,752	44,771	-	60,523
Income taxes	4,079	(25,543)	-	(21,464)
Other	1,964	3,556	-	5,520
Net cash provided by (used in) operating activities	(4,747)	518,812	-	514,065

Cash flows from investing activities:
Purchases of property and equipment	(15,526)	(124,613)	-	(140,139)
Purchases of short-term investments	(199,950)	(2,000)	-	(201,950)
Sales of short-term investments	132,725	2,000	-	134,725
Purchase of promissory notes	(49,582)	-	-	(49,582)
Proceeds from sale of property and equipment	39	230	-	269
Contribution of capital	(10)	-	10	-
Net cash used in investing activities	(132,304)	(124,383)	10	(256,677)

Cash flows from financing activities:
Repayments of long-term obligations	(7,753)	(8,154)	-	(15,907)
Payment of cash dividends	(46,883)	-	-	(46,883)
Proceeds from exercise of stock options	49,485	-	-	49,485
Repurchases of common stock	(29,687)	-	-	(29,687)
Issuance of common stock, net	-	10	(10)	-
Changes in intercompany note balances, net	384,378	(384,378)	-	-
Other financing activities	(281)	-	-	(281)
Net cash provided by (used in) financing activities	349,259	(392,522)	(10)	(43,273)

Net increase in cash and cash equivalents	212,208	1,907	-	214,115
Cash and cash equivalents, beginning of year	72,799	58,985	-	131,784
Cash and cash equivalents, end of year	$285,007	$60,892	$-	$345,899

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of February 3, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of February 3, 2006.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting.  The management of Dollar General prepared and is responsible for the consolidated financial statements and all related financial information contained in this document. This responsibility includes establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that the Company’s internal control over financial reporting is effective as of February 3, 2006.

Management's assessment of the effectiveness of internal control over financial reporting as of February 3, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting is contained below.

(c)

Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of

Dollar General Corporation

Goodlettsville, Tennessee

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Dollar General Corporation and subsidiaries maintained effective internal control over financial reporting as of February 3, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Dollar General Corporation and subsidiaries maintained effective internal control over financial reporting as of February 3, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Dollar General Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 3, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 3, 2006 and January 28, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2006 and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 16, 2006

(d)

Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended February 3, 2006 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company makes available free of charge within the Investing section of its Internet website at www.dollargeneral.com, and in print to any shareholder who requests, the Company’s Corporate Governance Principles, the charters of the standing committees of the Board of Directors, and the Code of Business Conduct and Ethics adopted by the Board and applicable to all Company directors, officers and employees. Requests for copies may be directed to Investor Relations, Dollar General Corporation, 100 Mission Ridge, Goodlettsville, TN 37072, or telephone (615) 855-4000. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, and any waiver from a provision of that Code granted to the Company’s Chief Executive Officer or Chief Financial Officer, on the Company’s Internet website promptly following the amendment or waiver.  The Company may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to the Company’s Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

The information required by this Item 10 regarding the Company’s directors, director nominees, audit committee financial experts, audit committee, and procedures for shareholders to recommend director nominees is contained under the caption “Proposal 1: Election of Directors—Who are the nominees this year,” “—What are the backgrounds of this year’s nominees,” “—Are there any familial relationships between any of the nominees,” “—What are the standing committees of the Board” and “—Can shareholders nominate directors,” all in the Company’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders to be held on May 31, 2006 (the “2006 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement, which information under such caption is incorporated herein by reference. Information required by this Item 10 regarding the Company’s executive officers is contained in Part I, Item 4A of this Form 10-K, which information under such caption is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation is contained under the captions “Proposal 1: Election of Directors–How are directors compensated” and “Executive Compensation” in the 2006 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Equity Compensation Plan Information.  The information required by this Item 12 regarding equity compensation plan information is contained under the caption “Proposal 2:  Amendments to the Dollar General Corporation 1998 Stock Incentive Plan” in the 2006 Proxy Statement, which information under such caption is incorporated herein by reference.

(b)  Other Information.  The information required by this Item 12 regarding security ownership of certain beneficial owners and the Company’s management is contained under the caption “Security Ownership” in the 2006 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2006 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 regarding fees paid to the Company’s principal accountant and the pre-approval policies and procedures established by the Audit Committee of the Company’s Board of Directors is contained under the caption “Fees Paid to Auditor” in the 2006 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(c)	Exhibits: See Exhibit Index immediately following the signature pages hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR GENERAL CORPORATION

Date: March 21, 2006	By:	/s/ David A. Perdue
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

Name	Title	Date

/s/ David A. Perdue	Chairman and Chief Executive Officer (Principal Executive Officer)	March 21, 2006
DAVID A. PERDUE

/s/ David M. Tehle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2006
DAVID M. TEHLE

/s/ David L. Beré	Director	March 21, 2006
DAVID L. BERÉ

/s/ Dennis C. Bottorff	Director	March 21, 2006
DENNIS C. BOTTORFF

/s/ Barbara L. Bowles	Director	March 21, 2006
BARBARA L. BOWLES

/s/ James L. Clayton	Director	March 21, 2006
JAMES L. CLAYTON

/s/ Reginald D. Dickson	Director	March 21, 2006
REGINALD D. DICKSON

Director
E. GORDON GEE

/s/ Barbara M. Knuckles	Director	March 21, 2006
BARBARA M. KNUCKLES

/s/ J. Neal Purcell	Director	March 21, 2006
J. NEAL PURCELL

/s/ James D. Robbins	Director	March 21, 2006
JAMES D. ROBBINS

/s/ David M. Wilds	Director	March 21, 2006
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

4.10

Seventh Supplemental Indenture, dated as of May 23, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).

4.11

Eighth Supplemental Indenture, dated as of July 27, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).

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

10.2

First Amendment to Amended and Restated Revolving Credit Agreement, dated as of December 16, 2005, by and among Dollar General Corporation, the lenders from time to time parties thereto, SunTrust Bank,  Keybank National Association, Bank of America, N.A., U.S. Bank National Association, and AmSouth Bank.

10.3

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

10.6

1995 Employee Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).*

10.7

1995 Outside Directors Stock Option Plan (incorporated by reference to the Company’s Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).*

10.8

1998 Stock Incentive Plan, as amended and restated effective June 2, 2003, and as further modified through August 26, 2003 (the “1998 Stock Incentive Plan”) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed August 29, 2003).*

10.9

Amendment to 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.10

Amendment No. 2 to 1998 Stock Incentive Plan.*

10.11

Form of Stock Option Grant Notice in connection with option grants made pursuant to the Company’s 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.12

Form of Restricted Stock Award Agreement in connection with restricted stock grants made pursuant to the Company’s 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.13

Form of Restricted Stock Unit Award Agreement in connection with restricted stock unit grants made to officers and employees pursuant to the Company’s 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.14

Form of Restricted Stock Unit Award Agreement and Election Forms in connection with restricted stock unit grants made to outside directors pursuant to the Company’s 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.15

Dollar General Corporation CDP/SERP Plan (as amended and restated effective November 1, 2004) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 6, 2004).*

10.16

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective November 1, 2004), executed on November 10, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed November 22, 2005).*

10.17

Dollar General Corporation Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective November 1, 2004) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, filed December 6, 2004).*

10.18

Dollar General Corporation Annual Incentive Plan (effective March 16, 2005, as approved by shareholders on May 24, 2005) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.19

Dollar General Corporation 2005 Store Support Center and Distribution Center Teamshare Bonus Program (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.20

Dollar General Corporation Supplemental Executive Disability Insurance Program (incorporated by reference to Item 1.01 and Exhibit 99 to the Company’s Current Report on Form 8-K dated December 7, 2004, filed December 8, 2004).*

10.21

Dollar General Corporation Supplemental Executive Disability Insurance Program (Pre-2005) (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005, filed April 12, 2005).*

10.22

Dollar General Corporation Supplemental Executive Life Insurance Program (including Form of Participation Notice) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed November 22, 2005).*

10.23

Dollar General Corporation Domestic Relocation Policy for Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005, filed April 12, 2005).*

10.24

Summary of Outside Director Compensation (for portion of fiscal 2005 prior to May 25, 2005) (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005, filed April 12, 2005).*

10.25

Summary of Outside Director Compensation (for portion of fiscal 2005 on and after May 25, 2005) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.26

Employment Agreement, effective as of April 2, 2003, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.27

Supplemental Executive Retirement Plan for David A. Perdue (As Restated Effective January 1, 2005) (incorporated by reference to the Company’s Current Report on Form 8-K dated and filed January 25, 2006).*

10.28

Restricted Stock Agreement, dated April 2, 2003, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.29

Nonqualified Stock Option Agreement, dated April 2, 2003, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.30

Employment Agreement, effective June 7, 2004, by and between Dollar General Corporation and David Tehle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004, filed August 26, 2004).*

10.31

Employment Agreement, effective December 1, 2005, by and between Dollar General Corporation and Beryl Buley (incorporated by reference to the Company’s Current Report on Form 8-K dated November 21, 2005, filed November 28, 2005).*

10.32

Employment Agreement, effective March 1, 2004, by and between Dollar General Corporation and Kathleen Guion (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2005, filed April 12, 2005).*

10.33

Extension of Employment Agreement, dated February 7, 2006, by and between Dollar General Corporation and Kathleen Guion (incorporated by reference to the Company’s Current Report on Form 8-K dated February 7, 2006, filed February 13, 2006).*

10.34

Employment Agreement, effective March 1, 2004, by and between Dollar General Corporation and Stonie R. O’Briant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004, filed May 27, 2004).*

10.35

Extension of Employment Agreement, dated February 7, 2006, by and between Dollar General Corporation and Stonie R. O’Briant (incorporated by reference to the Company’s Current Report on Form 8-K dated February 7, 2006, filed February 13, 2006).*

10.36

Letter Agreement with Cal Turner, Jr., dated October 14, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated October 14, 2005, filed on October 18, 2005).

21

Subsidiaries of the Registrant.

23

Consent of Independent Registered Public Accounting Firm.

24

Power of Attorney (included as part of the signature page).

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.

*

Management Contract or Compensatory Plan