Form 10-Q
period 2006-05-05
DOLLAR GENERAL CORP
filed 2006-06-01
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2006

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

The number of shares of common stock outstanding on May 26, 2006, was 311,756,653.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 5, 2006	February 3, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$71,876	$200,609
Short-term investments	18,825	8,850
Merchandise inventories	1,636,118	1,474,414
Deferred income taxes	2,367	11,912
Prepaid expenses and other current assets	79,569	67,140
Total current assets	1,808,755	1,762,925
Net property and equipment	1,212,386	1,192,172
Other assets, net	42,326	37,090
Total assets	$3,063,467	$2,992,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$8,800	$8,785
Accounts payable	569,447	508,386
Accrued expenses and other	379,218	372,920
Income taxes payable	22,027	43,706
Total current liabilities	979,492	933,797
Long-term obligations	333,471	269,962
Deferred income taxes	63,690	67,633

Shareholders’ equity:
Preferred stock	-	-
Common stock	155,859	157,840
Additional paid-in capital	470,878	462,383
Retained earnings	1,060,427	1,106,165
Accumulated other comprehensive loss	(740)	(794)
Other shareholders’ equity	390	(4,799)
Total shareholders’ equity	1,686,814	1,720,795
Total liabilities and shareholders’ equity	$3,063,467	$2,992,187

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	For the 13 weeks ended
	May 5, 2006	April 29, 2005
Net sales	$2,151,387	$1,977,829
Cost of goods sold	1,567,113	1,414,480
Gross profit	584,274	563,349
Selling, general and administrative	502,989	456,428
Operating profit	81,285	106,921
Interest income	(2,450)	(2,616)
Interest expense	7,247	5,968
Income before income taxes	76,488	103,569
Income taxes	28,818	38,669
Net income	$47,670	$64,900

Earnings per share:
Basic	$0.15	$0.20
Diluted	$0.15	$0.20

Weighted average shares outstanding:
Basic	313,997	328,208
Diluted	315,233	331,218

Dividends per share	$0.05	$0.04

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 5, 2006	April 29, 2005

Cash flows from operating activities:
Net income	$47,670	$64,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,778	44,006
Deferred income taxes	5,602	3,340
Tax benefit from stock option exercises	(1,461)	2,967
Change in operating assets and liabilities:
Merchandise inventories	(161,704)	(89,444)
Prepaid expenses and other current assets	(12,429)	(5,464)
Accounts payable	69,467	60,526
Accrued expenses and other	6,118	(10,824)
Income taxes	(20,236)	(15,086)
Other	2,079	199
Net cash provided by (used in) operating activities	(16,116)	55,120

Cash flows from investing activities:
Purchases of property and equipment	(77,102)	(65,061)
Purchases of short-term investments	(10,476)	(21,250)
Sales of short-term investments	6,000	64,175
Purchases of long-term investments	(10,809)	-
Proceeds from sale of property and equipment	303	122
Net cash used in investing activities	(92,084)	(22,014)

Cash flows from financing activities:
Borrowings under revolving credit facilities	116,500	-
Repayments of borrowings under revolving credit facilities	(51,500)	-
Repayments of long-term obligations	(2,364)	(4,722)
Payment of cash dividends	(15,686)	(13,145)
Proceeds from exercise of stock options	10,934	13,494
Repurchases of common stock	(79,947)	(25,062)
Tax benefit from stock option exercises	1,461	-
Other financing activities	69	22
Net cash used in financing activities	(20,533)	(29,413)

Net increase (decrease) in cash and cash equivalents	(128,733)	3,693
Cash and cash equivalents, beginning of period	200,609	232,830
Cash and cash equivalents, end of period	$71,876	$236,523

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$16,344	$2,810
Purchases of property and equipment under capital lease obligations	$877	$578

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Basis of presentation and accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.  Such financial statements consequently do not include all of the disclosures normally required by GAAP or those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended February 3, 2006 for additional information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations for the 13-week periods ended May 5, 2006 and April 29, 2005 have been made.

Certain prior amounts have been reclassified to conform to the current period presentation.  Ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.  Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.

Share-based payments

The Company has a shareholder-approved stock incentive plan under which stock options, nonvested shares in the form of restricted stock and restricted stock units (which represent the right to receive one share of common stock for each unit upon vesting), and other equity-based awards may be granted to certain officers, directors and key employees. The plan authorizes the issuance of up to 29.375 million shares of the Company’s common stock, up to 4 million of which may be issued in the form of restricted stock or restricted stock units.  As of May 5, 2006, there were approximately 5.5 million shares available for future grant, approximately 3.4 million of which may be issued as restricted stock or restricted stock units. The Company believes that stock-based awards assist in retaining employees and better align the interests of its employees with those of its shareholders.

Stock options granted under the plan are generally non-qualified stock options issued at an exercise price equal to the market price of the Company’s common stock on the grant date, vest ratably over a four-year period (subject to earlier vesting upon a change in control), and expire no more than 10 years following the grant date (subject to earlier termination upon death, disability or cessation of employment). The number of options granted is based on individual job grade levels, which are determined based upon competitive market data. Dividends are not paid or accrued on stock options.

Unvested options generally are forfeited upon the cessation of an optionee’s employment with the Company. In the event an optionee’s employment terminates for a reason other than cause, death, disability or retirement (each of cause, disability and retirement as defined in the plan), that optionee generally may exercise any outstanding vested options issued under the plan for a period of three months. In the event an optionee’s employment terminates due to death, disability or retirement (each of disability and retirement as defined in the plan), that optionee generally may exercise any outstanding vested options issued under the plan for a period of three years. Notwithstanding the foregoing, no option may be exercised beyond its initial 10-year expiration date.

Restricted stock awards and restricted stock unit awards granted under the plan generally vest ratably over three years (subject to earlier vesting upon a change in control). Unvested restricted stock and restricted stock unit awards generally are forfeited upon the cessation of a grantee’s employment with the Company. Recipients of restricted stock are entitled to receive cash dividends and to vote their respective shares, but are generally prohibited from selling or transferring restricted shares prior to vesting.  Recipients of restricted stock units are entitled to accrue dividend equivalents on the units but are not entitled to vote, sell or transfer the shares underlying the units prior to both vesting and payout.  Dividends or dividend equivalents, as the case may be, are paid or accrued on the grants of restricted stock and restricted stock units at the same rate that dividends are paid to shareholders generally. Dividend equivalents on restricted stock units vest at the same time that the underlying shares vest.

The plan provides for the automatic annual grant of 4,600 restricted stock units to each non-employee director (6,000 restricted stock units to any non-employee director serving as Chairman) that generally vest one year after the grant date (subject to earlier vesting upon retirement, change in control or other circumstances set forth in the plan) and are paid after the individual has ceased to be a member of the Company’s Board of Directors.

On February 3, 2006, the vesting of all outstanding options granted prior to August 2, 2005, other than options previously granted to the Company’s CEO and options granted in 2005 to the officers of the Company at the level of Executive Vice President or above, accelerated pursuant to a January 24, 2006 action of the Compensation Committee of the Company’s Board of Directors. In addition, pursuant to that Compensation Committee action, the vesting of all outstanding options granted on or after August 2, 2005 but prior to January 24, 2006, other than options granted during that time period to the officers of the Company at the level of Executive Vice President or above, accelerated effective as of the date that is six months after the applicable grant date. Certain options granted on January 24, 2006 to certain newly hired officers below the level of Executive Vice President were granted with a six-month vesting period. The decision to accelerate stock options resulted in compensation expense of $0.9 million, before income taxes, recognized during the fourth quarter of 2005, and was made primarily to reduce non-cash compensation expense to be recorded in future periods under the provisions of

Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. The future expense eliminated as a result of the decision to accelerate the vesting of these options was approximately $28 million, or $17 million net of income taxes, over the four-year period during which the stock options would have vested, subject to the impact of additional adjustments related to certain stock option forfeitures. The Company also believes this decision benefits employees.

Effective February 4, 2006, the Company adopted SFAS 123(R) and began recognizing compensation expense for stock options based on the fair value of the awards on the grant date. SFAS 123(R) requires share-based compensation expense recognized since February 4, 2006 to be based on the following: (a) grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for unvested options granted prior to the adoption date and (b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to February 4, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and had provided proforma disclosures as permitted under SFAS 123. Because stock options were granted at an exercise price equal to the market price of the underlying common stock on the date of grant, compensation cost related to stock options was not reflected in net income prior to adopting SFAS 123(R), except for fiscal 2005 compensation expense of $0.9 million, before income taxes, related to the accelerated vesting of stock options discussed above.

The Company adopted SFAS 123(R) under the modified-prospective-transition method and therefore results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock plans for the 13-week period ended April 29, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model for all option grants.

(Amounts in thousands except per share data)	13 Weeks Ended April 29, 2005
Net income – as reported	$64,900
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects per SFAS 123	(2,586)
Net income – pro forma	$62,314

Earnings per share – as reported
Basic	$0.20
Diluted	$0.20
Earnings per share – pro forma
Basic	$0.19
Diluted	$0.19

 Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The Company bases this estimate on historical experience. An increase in the forfeiture rate will decrease compensation expense. Under SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense (which after-tax, approximated $1.7 million in the 13-week period ended April 29, 2005) was reversed to reduce pro forma expense for that period.

For the 13-week period ended May 5, 2006, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense (a component of SG&A expenses) and a corresponding reduction of pre-tax income in the amount of $1.0 million, a reduction of net income of $0.6 million, and a reduction in basic and diluted earnings per share of less than $0.01.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to the adoption of SFAS 123(R). For the 13-week period ended May 5, 2006, the $1.5 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). The impact of the adoption of SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

The fair value of each option grant is separately estimated. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the 13-week period ended May 5, 2006 and a summary of the methodology applied to develop each assumption are as follows. Assumptions used for grants in the prior year period were derived using methodologies prescribed by SFAS 123 and are presented for purposes of comparability.

	13 Weeks Ended
	May 5, 2006	April 29, 2005
Expected dividend yield	0.82%	0.85%
Expected stock price volatility	28.7%	27.4%
Weighted average risk-free interest rate	4.7%	4.3%
Expected term of options (years)	5.7	5.0

Expected dividend yield – This is an estimate of the expected dividend yield on the Company’s stock. This estimate is based on historical dividend payment trends. An increase in the dividend yield will decrease compensation expense.

Expected stock price volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market price of the Company’s common stock and implied volatility based upon traded options, weighted equally, to calculate the volatility assumption, as it is the Company's belief that this methodology provides the best indicator of future volatility. For historical volatility, the Company calculates daily market price changes from the date of grant over a past period representative of the expected life of the options to determine volatility, excluding the period from April 30, 2001 to January 31, 2002 due to a restatement of the Company’s financial statements for fiscal years 2001 and prior and due to the Company’s inability, during a substantial portion of this period, to file annual and quarterly reports required by the Securities and Exchange Act of 1934. The Company believes that the restatement and related inability to file periodic Exchange Act reports is an event specific to the Company that resulted in higher than normal share price volatility during this period and is not expected to recur during the estimated term of current option grants.  An increase in the expected volatility will increase compensation expense.

Weighted average risk-free interest rate - This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected term of options - This is the period of time over which the options granted are expected to remain outstanding. Because the terms of the Company’s stock option grants prior to August 2002 were significantly different than grants issued on and after that date and the Company does not currently intend to grant stock options similar to those granted prior to August 2002 in future periods, the Company believes that the historical and post-vesting employee behavior patterns for grants prior to August 2002 are of little or no value in determining future expectations and therefore has generally excluded these pre-August 2002 grants from its analysis of expected term. The Company has estimated expected term using a computation based on an assumption that outstanding options will be exercised approximately halfway through their contractual term, taking into consideration such factors as grant date, expiration date, weighted-average time-to-vest, actual exercises and post-vesting cancellations. Options granted generally have a maximum term of ten years. An increase in the expected term will increase compensation expense.

The Company generally issues new shares when options are exercised. A summary of stock option activity during the 13 weeks ended May 5, 2006 is as follows:

	Options Issued	Weighted Average Exercise Price
Balance, February 3, 2006	20,258,324	$18.19
Granted	2,534,500	17.54
Exercised	(841,179)	13.00
Canceled	(463,849)	20.21
Balance, May 5, 2006	21,487,796	$18.27

During the 13-week periods ended May 5, 2006 and April 29, 2005, the weighted average grant date fair value of options granted was $5.89 and $6.56, respectively, 407,659 and 384,227 options vested, net of forfeitures, with a total fair value of approximately $1.5 million and $1.1 million, respectively, and the total intrinsic value of stock options exercised was $3.8 million and $7.5 million, respectively.

At May 5, 2006, the aggregate intrinsic value of all outstanding options was $17.4 million with a weighted average remaining contractual term of 5.9 years, of which 18,599,096 of the outstanding options are currently exercisable with an aggregate intrinsic value of $17.4 million, a weighted average exercise price of $18.34 and a weighted average remaining contractual term of 5.3 years. At May 5, 2006, the total unrecognized compensation cost related to non-vested stock options was $15.4 million, which is expected to be recognized through March 2010 (the final vesting date for non-vested stock options currently outstanding), with an expected weighted average expense recognition period of 2.3 years.

All stock options granted in the 13-week periods ended May 5, 2006 and April 29, 2005 under the terms of the Company’s stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant, were originally scheduled to vest ratably over a four-year period, and expire 10 years following the date of grant.

A summary of activity related to nonvested restricted stock and restricted stock unit awards during the 13-week period ended May 5, 2006 is as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Balance, February 3, 2006	363,687	$19.66
Granted	137,251	17.54
Vested	(56,908)	19.50
Canceled	(20,678)	19.42
Balance, May 5, 2006	423,352	$19.02

The purchase price was set at zero for all nonvested restricted stock and restricted stock unit awards in the 13-week period ended May 5, 2006. The Company is recording compensation expense on a straight-line basis over the restriction period based on the market price of the underlying stock on the date of grant. The nonvested restricted stock and restricted stock unit awards granted to employees during the 13-week period ended May 5, 2006 under the plan are scheduled to vest and become payable ratably over a three-year period from the respective grant dates.

The Company accounts for nonvested restricted stock and restricted stock unit awards in accordance with the provisions of SFAS 123(R). The Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the recipient earns the nonvested restricted stock and restricted stock unit award. Under the provisions of SFAS 123(R), unearned compensation is not recorded within shareholders’ equity, and accordingly, during the 13-week period ended May 5, 2006, the Company reversed its unearned compensation balance as of February 3, 2006 of approximately $5.2 million, with an offset to common stock and additional paid in capital. The Company recognized compensation expense relating to its nonvested restricted stock and restricted stock unit awards of approximately $0.8 million and $0.4 million in the 13-week periods ended May 5, 2006 and

April 29, 2005. At May 5, 2006, the total compensation cost related to nonvested restricted stock and restricted stock unit awards not yet recognized was $6.4 million.

There have been no modifications to any of the Company’s outstanding share-based payment awards during the 13-week period ended May 5, 2006.

The Company has elected to determine its excess tax benefit pool upon adoption of SFAS 123(R) in accordance with the provisions of FASB Staff Position (“FSP”) 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share–Based Payment Awards.” Under the provisions of this FSP, the cumulative benefit of stock option exercises included in additional paid in capital for the periods after the effective date of SFAS 123 is reduced by the cumulative income tax effect of the pro-forma stock option expense previously disclosed in accordance with the requirements of SFAS 123.  (The provision of this FSP applies only to options that are fully vested before the date of adoption of SFAS 123(R).  The amount of any excess tax benefit for options that are either granted after the adoption of SFAS 123(R) or are partially vested on the date of adoption will be computed in accordance with the provisions of SFAS 123(R).)  The amount of any excess deferred tax asset over the actual income tax benefit realized for options that are exercised after the adoption of SFAS 123(R) will be absorbed by the excess tax benefit pool.  Income tax expense will be increased should the Company’s excess tax benefit pool be insufficient to absorb any future deferred tax asset amounts in excess of the actual tax benefit realized.  The Company has determined that its excess tax benefit pool is approximately $68 million as of the adoption of SFAS 123(R) on February 4, 2006.

3.

Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 5, 2006
	Net Income	Shares	Per Share Amount
Basic earnings per share	$47,670	313,997	$0.15
Effect of dilutive stock awards		1,236
Diluted earnings per share	$47,670	315,233	$0.15

	13 Weeks Ended April 29, 2005
	Net Income	Shares	Per Share Amount
Basic earnings per share	$64,900	328,208	$0.20
Effect of dilutive stock awards		3,010
Diluted earnings per share	$64,900	331,218	$0.20

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share was determined based on the dilutive effect of stock options and other common stock equivalents using the treasury stock method.

4.

Commitments and contingencies

Legal proceedings

On March 14, 2002, a complaint was filed in the United States District Court for the Northern District of Alabama (Edith Brown, on behalf of herself and others similarly situated v. Dolgencorp, Inc., and Dollar General Corporation, CV02-C-0673-W (“Brown”)).  Brown is a collective action against the Company on behalf of current and former salaried store managers claiming that these individuals were entitled to overtime pay and should not have been classified as exempt employees under the Fair Labor Standards Act (“FLSA”).  Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.

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

Notice was sent to prospective class members and the deadline for individuals to opt in to the lawsuit was May 31, 2004.  Approximately 5,000 individuals opted in. Following the close of discovery in April 2005, the Company filed several motions, including a motion to decertify the class as a collective action.  On March 31, 2006, the Court denied the Company’s motion to decertify, but granted, either in whole or in part, certain other motions, thereby reducing the number of class members to approximately 2,500.  Trial of this matter is scheduled to begin on July 31, 2006.

The outcome of any litigation is inherently uncertain.  At trial, the Company bears the burden of establishing its entitlement to the exemption from the overtime requirements of the FLSA, and no assurances can be given that the Company will be successful.  Prior rulings by the Court and limits the Court has imposed on the conduct of the trial, as well as future rulings by the Court on both substantive and procedural motions and issues, including evidentiary issues at trial, may significantly affect the course and outcome of these proceedings in a manner materially adverse to the Company’s financial statements as a whole.

Three additional lawsuits, Tina Depasquales v. Dollar General Corp. (Southern District of Georgia, Savannah Division, CV 404-096, filed May 12, 2004), Karen Buckley v. Dollar General Corp. (Southern District of Ohio, C-2-04-484, filed June 8, 2004), and Sheila Ann Hunsucker v. Dollar General Corp. et al. (Western District of Oklahoma, Civ-04-165-R, filed February 19, 2004), were filed asserting essentially the same claims as the Brown case, and were subsequently consolidated in the Northern District of Alabama where the Brown litigation is pending. The plaintiffs in the Depasquales and the Hunsucker lawsuits have since dismissed their cases and opted into the Brown case.  Following the Buckley plaintiff’s abandonment of her federal FLSA claim, the Court dismissed her remaining state law claims without prejudice based on lack of subject matter jurisdiction.

On October 10, 2005, the Company was served with an additional lawsuit, Moldoon, et al. v. Dolgencorp, Inc., et al. (Western District of Louisiana, Lake Charles Division, CV05-0852, filed May 19, 2005), filed as a putative collective action in which five current or former store managers claim to have been improperly classified as exempt executive employees under the FLSA.  Plaintiffs seek injunctive relief, back wages, liquidated damages and attorneys’ fees.  Although the Company has answered the Moldoon complaint, discovery has not yet begun.  On April 26, 2006, this action was conditionally transferred to the Northern District of Alabama and consolidated with the Brown case.  The Company intends to oppose the transfer and consolidation of this matter.  At this time, it is not possible to predict whether the Court will permit this action to proceed collectively or whether the action ultimately will be consolidated with the Brown litigation.

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

On May 18, 2006, the Company was served with a lawsuit entitled Tammy Brickey, Becky Norman, Rose Rochow, Sandra Cogswell and Melinda Sappington v. Dolgencorp, Inc. and Dollar General Corporation (Western District of New York, Case 6:06-cv-06084-DGL, originally filed on February 9, 2006 and amended on May 12, 2006 (“Brickey”)). The Brickey plaintiffs seek to proceed collectively under the FLSA and as a class under New York, Ohio, Maryland and North Carolina wage and hour statutes on behalf of, among others, individuals employed by the Company as Assistant Store Managers who claim to be owed wages (including overtime wages) under those statutes. At this time, it is not possible to predict whether the court will permit this action to proceed collectively or as a class.  However, the Company believes that this action is not appropriate for either collective or class treatment, and believes that its wage and hour policies and practices comply with both federal and state law.  The Company plans to vigorously defend this action; however, no assurances can be given that the Company will be successful in its defense on the merits or otherwise, and, if it is not, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case 2:06-cv-00465-VEH) (“Calvert”), in which the plaintiff, a former Store Manager, alleged that she was paid less than male Store Managers because of her sex, in violation of the Equal Pay Act (“EPA”) and Title VII of the Civil Rights Act of 1964, as amended (“Title VII”).  On March 9, 2006, the Calvert complaint was amended to include seven additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations of sex discrimination in promotional opportunities and undefined terms and conditions of employment.  In addition to allegations of intentional sex discrimination, the amended Calvert complaint also alleges that the Company’s employment policies and practices have a disparate impact on females.  The amended Calvert complaint seeks to proceed collectively under the EPA and as a class under Title VII, and requests back wages, injunctive and declaratory relief, liquidated damages and attorney’s fees and costs.

The Company has filed its Answer to the Calvert amended complaint, but discovery has not yet begun.  At this time, it is not possible to predict whether the Court will permit this action to proceed collectively or as a class.  However, the Company believes that this case is not appropriate for either collective or class treatment, and believes that its policies and practices comply with the EPA and Title VII.  Although the Company intends to vigorously defend this action, no assurances can be given that the Company will be successful in its defense on the merits or otherwise, and if it is not, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

On April 28, 2006, the Company was served with an additional lawsuit, Linda Beeman, on behalf of herself and all others similarly situated, v. Dolgencorp, Inc. d/b/a Dollar General, 06-CV-0250 (“Beeman”), filed on February 28, 2006 in the United States District Court for the Northern District of New York, in which the plaintiff, a former store manager, raises claims substantially similar to those raised in the Calvert matter.  Specifically, the plaintiff in Beeman alleges that she was paid less than similarly situated male store managers, denied promotional opportunities and treated less favorably with respect to other, undefined terms and conditions of employment because of her sex in violation of the EPA and Title VII.  The Beeman plaintiff seeks to proceed collectively under the EPA and as a class under Title VII, and requests back wages, injunctive and declaratory relief, liquidated damages and attorney’s fees and costs.  Because the Beeman plaintiff asserts essentially the same claims for essentially the same putative class as the Calvert matter, the Company believes that the Beeman filing does not materially increase the exposure that the Company potentially faces as a result of the claims in Calvert.

The Company has filed its Answer to the Beeman complaint.  At this time, it is not possible to predict whether the Court will permit this action to proceed collectively or as a class.  However, as with the Calvert action, the Company believes that this case is not appropriate for class or collective treatment, and believes that its policies and practices comply with the EPA and Title VII.  The Company intends to vigorously defend this action; however, no assurances can be given that the Company will be successful in its defense on the merits or otherwise.  If the Company is not successful in defending this action, its resolution could have a material adverse effect on the Company’s financial statements as a whole.

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

5.

Income taxes

The effective income tax rates for the 13-week periods ended May 5, 2006 and April 29, 2005 were 37.7% and 37.3%, respectively.  The increase consisted of an approximate 0.5% increase in the effective income tax rate as a result of the December 31, 2005 expiration of the federal laws which allow the Company to claim certain federal jobs credits for employees hired after that date, partially offset by an approximate 0.1% increase in state job related tax credits due principally to jobs added at the Company’s South Carolina distribution center.

6.

Repurchases of common stock

On September 30, 2005, the Board of Directors authorized a repurchase program for up to 10 million shares of the Company’s outstanding common stock, which was scheduled to expire on September 30, 2006. During the 13-week period ended May 5, 2006, the Company purchased approximately 4.5 million shares at a cost of $79.9 million, thereby completing this share repurchase authorization.

7.

Segment reporting

The Company manages its business on the basis of one reportable segment.  As of May 5, 2006, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary, the assets and revenues of which are not material.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended
(In thousands)	May 5, 2006	April 29, 2005
Classes of similar products:
Highly consumable	$1,455,984	$1,321,306
Seasonal	309,583	275,295
Home products	211,665	211,752
Basic clothing	174,155	169,476
Net sales	$2,151,387	$1,977,829

8.

Guarantor subsidiaries

All of the Company’s subsidiaries, except for its not-for-profit subsidiary, the assets and revenues of which are not material (the “Guarantors”), have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly-owned subsidiary of the Company.

The following consolidating schedules present condensed financial information on a combined basis.

(In thousands)	As of May 5, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$33	$71,843	$-	$71,876
Short-term investments	-	18,825	-	18,825
Merchandise inventories	-	1,636,118	-	1,636,118
Deferred income taxes	10,385	(8,018)	-	2,367
Prepaid expenses and other current assets	97,042	722,417	(739,890)	79,569
Total current assets	107,460	2,441,185	(739,890)	1,808,755

Property and equipment, at cost	199,419	2,087,145	-	2,286,564
Less accumulated depreciation and amortization	99,726	974,452	-	1,074,178
Net property and equipment	99,693	1,112,693	-	1,212,386

Other assets, net	2,449,214	36,994	(2,443,882)	42,326

Total assets	$2,656,367	$3,590,872	$(3,183,772)	$3,063,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$(1,290)	$10,090	$-	$8,800
Accounts payable	717,517	592,350	(740,420)	569,447
Accrued expenses and other	31,594	347,094	530	379,218
Income taxes payable	(2,623)	24,650	-	22,027
Total current liabilities	745,198	974,184	(739,890)	979,492

Long-term obligations	219,491	1,463,830	(1,349,850)	333,471

Deferred income taxes	4,864	58,826	-	63,690

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	155,859	23,853	(23,853)	155,859
Additional paid-in capital	470,878	673,611	(673,611)	470,878
Retained earnings	1,060,427	396,568	(396,568)	1,060,427
Accumulated other comprehensive loss	(740)	-	-	(740)
Other shareholders’ equity	390	-	-	390
Total shareholders’ equity	1,686,814	1,094,032	(1,094,032)	1,686,814

Total liabilities and shareholders’ equity	$2,656,367	$3,590,872	$(3,183,772)	$3,063,467

(In thousands)	As of February 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$110,410	$90,199	$-	$200,609
Short-term investments	-	8,850	-	8,850
Merchandise inventories	-	1,474,414	-	1,474,414
Deferred income taxes	11,808	104	-	11,912
Prepaid expenses and other current assets	89,100	794,873	(816,833)	67,140
Total current assets	211,318	2,368,440	(816,833)	1,762,925

Property and equipment, at cost	199,396	2,022,144	-	2,221,540
Less accumulated depreciation and amortization	94,701	934,667	-	1,029,368
Net property and equipment	104,695	1,087,477	-	1,192,172

Other assets, net	2,379,255	31,603	(2,373,768)	37,090

Total assets	$2,695,268	$3,487,520	$(3,190,601)	$2,992,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$(800)	$9,585	$-	$8,785
Accounts payable	789,497	536,097	(817,208)	508,386
Accrued expenses and other	25,473	347,072	375	372,920
Income taxes payable	89	43,617	-	43,706
Total current liabilities	814,259	936,371	(816,833)	933,797

Long-term obligations	153,756	1,429,116	(1,312,910)	269,962

Deferred income taxes	6,458	61,175	-	67,633

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	157,840	23,853	(23,853)	157,840
Additional paid-in capital	462,383	673,612	(673,612)	462,383
Retained earnings	1,106,165	363,393	(363,393)	1,106,165
Accumulated other comprehensive loss	(794)	-	-	(794)
Other shareholders’ equity	(4,799)	-	-	(4,799)
Total shareholders’ equity	1,720,795	1,060,858	(1,060,858)	1,720,795

Total liabilities and shareholders’ equity	$2,695,268	$3,487,520	$(3,190,601)	$2,992,187

(In thousands)	For the 13 weeks ended May 5, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$38,653	$2,151,387	$(38,653)	$2,151,387
Cost of goods sold	-	1,567,113	-	1,567,113
Gross profit	38,653	584,274	(38,653)	584,274
Selling, general and administrative	34,329	507,313	(38,653)	502,989
Operating profit	4,324	76,961	-	81,285
Interest income	(22,382)	(1,748)	21,680	(2,450)
Interest expense	3,798	25,129	(21,680)	7,247
Income before income taxes	22,908	53,580	-	76,488
Provision for income taxes	8,412	20,406	-	28,818
Equity in subsidiaries’ earnings, net of taxes	33,174	-	(33,174)	-
Net income	$47,670	$33,174	$(33,174)	$47,670

(In thousands)	For the 13 weeks ended April 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$46,034	$1,977,829	$(46,034)	$1,977,829
Cost of goods sold	-	1,414,480	-	1,414,480
Gross profit	46,034	563,349	(46,034)	563,349
Selling, general and administrative	37,221	465,241	(46,034)	456,428
Operating profit	8,813	98,108	-	106,921
Interest income	(2,368)	(248)	-	(2,616)
Interest expense	1,981	3,987	-	5,968
Income before income taxes	9,200	94,369	-	103,569
Provision for income taxes	3,594	35,075	-	38,669
Equity in subsidiaries’ earnings, net of taxes	59,294	-	(59,294)	-
Net income	$64,900	$59,294	$(59,294)	$64,900

(In thousands)	For the 13 weeks ended May 5, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$47,670	$33,174	$(33,174)	$47,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,287	43,491	-	48,778
Deferred income taxes	(171)	5,773	-	5,602
Tax benefit from stock option exercises	(1,461)	-	-	(1,461)
Equity in subsidiaries’ earnings, net	(33,174)	-	33,174	-
Change in operating assets and liabilities:
Merchandise inventories	-	(161,704)	-	(161,704)
Prepaid expenses and other current assets	(4,115)	(8,314)	-	(12,429)
Accounts payable	11,294	58,173	-	69,467
Accrued expenses and other	5,845	273	-	6,118
Income taxes	(1,269)	(18,967)	-	(20,236)
Other	1,807	272	-	2,079
Net cash provided by (used in) operating activities	31,713	(47,829)	-	(16,116)

Cash flows from investing activities:
Purchases of property and equipment	(2,754)	(74,348)	-	(77,102)
Purchases of short-term investments	(6,000)	(4,476)	-	(10,476)
Sales of short-term investments	6,000	-	-	6,000
Purchases of long-term investments	-	(10,809)	-	(10,809)
Proceeds from sale of property and equipment	136	167	-	303
Net cash used in investing activities	(2,618)	(89,466)	-	(92,084)

Cash flows from financing activities:
Borrowings under revolving credit facility	116,500	-	-	116,500
Repayments of borrowings under revolving credit facility	(51,500)	-	-	(51,500)
Repayments of long-term obligations, net	234	(2,598)	-	(2,364)
Payment of cash dividends	(15,686)	-	-	(15,686)
Proceeds from exercise of stock options	10,934	-	-	10,934
Repurchases of common stock	(79,947)	-	-	(79,947)
Changes in intercompany note balances, net	(121,536)	121,536	-	-
Tax benefit from stock option exercises	1,461	-	-	1,461
Other financing activities	68	1	-	69
Net cash provided by (used in) financing activities	(139,472)	118,939	-	(20,533)

Net decrease in cash and cash equivalents	(110,377)	(18,356)	-	(128,733)
Cash and cash equivalents, beginning of period	110,410	90,199	-	200,609
Cash and cash equivalents, end of period	$33	$71,843	$-	$71,876

(In thousands)	For the 13 weeks ended April 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$64,900	$59,294	$(59,294)	$64,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,301	38,705	-	44,006
Deferred income taxes	575	2,765	-	3,340
Tax benefit from stock option exercises	2,967	-	-	2,967
Equity in subsidiaries’ earnings, net	(59,294)	-	59,294	-
Change in operating assets and liabilities:
Merchandise inventories	-	(89,444)	-	(89,444)
Prepaid expenses and other current assets	(2,010)	(3,454)	-	(5,464)
Accounts payable	(8,583)	69,109	-	60,526
Accrued expenses and other	(7,397)	(3,427)	-	(10,824)
Income taxes	(27)	(15,059)	-	(15,086)
Other	2,421	(2,222)	-	199
Net cash provided by (used in) operating activities	(1,147)	56,267	-	55,120

Cash flows from investing activities:
Purchases of property and equipment	(2,912)	(62,149)	-	(65,061)
Purchases of short-term investments	(21,250)	-	-	(21,250)
Sales of short-term investments	63,675	500	-	64,175
Proceeds from sale of property and equipment	-	122	-	122
Net cash provided by (used in) investing activities	39,513	(61,527)	-	(22,014)

Cash flows from financing activities:
Repayments of long-term obligations	(1,641)	(3,081)	-	(4,722)
Payment of cash dividends	(13,145)	-	-	(13,145)
Proceeds from exercise of stock options	13,494	-	-	13,494
Repurchases of common stock	(25,062)	-	-	(25,062)
Changes in intercompany note balances, net	15,059	(15,059)	-	-
Other financing activities	22	-	-	22
Net cash used in financing activities	(11,273)	(18,140)	-	(29,413)

Net increase (decrease) in cash and cash equivalents	27,093	(23,400)	-	3,693
Cash and cash equivalents, beginning of period	127,170	105,660	-	232,830
Cash and cash equivalents, end of period	$154,263	$82,260	$-	$236,523

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Periods

The Company follows the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2006 and 2005, which represent fiscal years ending or ended February 2, 2007 and February 3, 2006, respectively.  Fiscal 2006 will be a 52-week accounting period and fiscal 2005 was a 53-week accounting period.  This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the notes thereto. It also should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosure set forth in Part II, Item 1A of this report.

Results of Operations

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

Executive Overview. For the 13-week period ended May 5, 2006, the Company had net income of $47.7 million, or $0.15 per diluted share, compared to net income of $64.9 million, or $0.20 per diluted share, for the 13-week period ended April 29, 2005. In summary, the Company increased revenue by 8.8%, aided by new stores and a same-store sales increase of 1.6%, based on comparable calendar weeks in the prior year. The gross profit rate declined compared to the prior year period and operating expenses increased, as a rate to sales, compared to the prior year period. See detailed discussions below for additional comments on financial performance in the current year period as compared with the prior year period.

Despite the continued difficult economic environment for its customers, the Company has made progress in implementing many of the important operating initiatives outlined in its Annual Report on Form 10-K for the fiscal year ended February 3, 2006. That progress includes the following for the 13-week period ended May 5, 2006:

•

Testing of a new store layout which the Company expects to implement in many of the traditional stores remaining to be opened in fiscal 2006;

•

Continued focus on improvement in sales performance of same-stores and new stores, including the distribution of the Company’s first advertising circular in nine years, with continued emphasis on the seasonal, home products, and basic clothing merchandise categories;

•

Continued development and testing of the Dollar General Market concept;

•

Continued investment in the EZstore project, which is designed to reduce store labor and related costs, while remaining on pace to implement this project in all stores by the end of 2006;

•

Continued focus on controlling inventory shrink in the stores, which remains above acceptable levels as a percentage of sales;

•

The opening of 182 new stores, including five new Dollar General Market stores, with continued expectations of reaching the 2006 new store goal of 800; and

•

Continued investment in the Company’s infrastructure and information technology, while continuing construction of a ninth distribution center in Marion, Indiana.

While the Company provides no assurance that it will be successful or continue to be successful, as applicable, in executing these initiatives, and does not guarantee that their successful implementation will result in improved financial performance, management continues to believe that they are appropriate initiatives for the long-term success of the business.

The following table contains results of operations data for the first 13 weeks of each of 2006 and 2005, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2006 vs. 2005
(amounts in millions, excluding per share amounts)	May 5, 2006	April 29, 2005	Amount change	% change
Net sales by category:
Highly consumable	$1,456.0	$1,321.3	$134.7	10.2%
% of net sales	67.68%	66.81%
Seasonal	309.6	275.3	34.3	12.5
% of net sales	14.39%	13.92%
Home products	211.7	211.8	(0.1)	-
% of net sales	9.84%	10.71%
Basic clothing	174.2	169.5	4.7	2.8
% of net sales	8.10%	8.57%
Net sales	$2,151.4	$1,977.8	$173.6	8.8%
Cost of goods sold	1,567.1	1,414.5	152.6	10.8
% of net sales	72.84%	71.52%
Gross profit	584.3	563.3	20.9	3.7
% of net sales	27.16%	28.48%
Selling, general and administrative	503.0	456.4	46.6	10.2
% of net sales	23.38%	23.08%
Operating profit	81.3	106.9	(25.6)	(24.0)
% of net sales	3.78%	5.41%
Interest income	(2.5)	(2.6)	0.2	(6.3)
% of net sales	(0.11)%	(0.13)%
Interest expense	7.2	6.0	1.3	21.5
% of net sales	0.34%	0.30%
Income before income taxes	76.5	103.6	(27.1)	(26.1)
% of net sales	3.56%	5.24%
Income taxes	28.8	38.7	(9.9)	(25.5)
% of net sales	1.34%	1.96%
Net income	$47.7	$64.9	$(17.2)	(26.5)%
% of net sales	2.22%	3.28%

Diluted earnings per share	$0.15	$0.20	$(0.05)	(25.0)%
Weighted average diluted shares	315.2	331.2	(16.0)	(4.8)

13 WEEKS ENDED MAY 5, 2006 AND APRIL 29, 2005

Net Sales.  The $173.6 million increase in net sales resulted primarily from opening additional stores, including 527 net new stores since April 29, 2005, and a same-store sales increase of 1.6% for the 2006 period compared to the 2005 period.  The increase in same-store sales accounted for approximately $41.0 million of the increase in sales while stores opened since the end of the first quarter of 2005 were the primary contributor to the remaining $132.6 million sales increase during the 2006 period.

Beginning in fiscal 2006, the Company revised its method for determining the stores that are included in the Company’s publicly released same-store sales calculations. This methodology for same-store sales calculations includes those stores that have been open at least 13 full fiscal months and remain open at the end of the reporting period.

The Company monitors its sales internally by the four major categories noted above: highly consumable, seasonal, home products and basic clothing.  Over the past three years the sales in the highly consumable category have become a greater percentage of the Company’s overall sales mix while the sales of seasonal, home products and basic clothing have declined as a percentage to total sales. This trend has a negative impact on gross profit. The Company believes the shift has been caused in part by changes in customers’ needs and also by the Company’s efforts to attract and retain customers by broadening consumable product offerings and including more recognizable brands. Because of the impact of sales mix on margin, the Company continually reviews its merchandise mix and strives to adjust it when appropriate. Maintaining an appropriate sales mix among the four categories is an integral part of achieving the Company’s gross profit and sales goals.  These ongoing reviews may result in a shift in the Company’s merchandising strategy which could increase permanent markdowns in the future.

The Company’s same store sales increase in the 2006 period compared to the 2005 period was primarily attributable to increased sales in the highly consumable category, which increased by $134.7 million, or 10.2% overall. An increase in sales of seasonal merchandise of $34.3 million, or 12.5%, also contributed to overall sales growth. The Company believes that future same-store sales growth is dependent upon an increase in the number of customer transactions as well as an increase in the dollar value of the average transaction.

Gross Profit.  The gross profit rate declined by 132 basis points in the 2006 period as compared with the 2005 period due to a number of factors, including but not limited to: an increase in markdowns as a percentage of sales primarily as a result of the Company’s enhanced promotional activities; a decrease in the markups on purchases during the period, primarily attributable to the continued shift to highly consumable products, which generally have lower average markups; lower sales (as a percentage of total sales) in the Company’s home products and basic clothing categories, which generally have higher average markups; an increase in the Company’s shrink rate; and higher transportation expenses primarily attributable to increased fuel costs. These factors were partially offset by higher average mark-ups on the Company’s beginning inventory in the 2006 period as compared with the 2005 period.

In the 2006 period the Company’s shrink, expressed in retail dollars as a percentage of sales, was 3.31% compared to 3.01% in the 2005 period.

Selling, General and Administrative (“SG&A”) Expense.  The increase in SG&A expense as a percentage of sales in the 2006 period as compared with the 2005 period was due to a number of factors, including but not limited to increases in the following expense categories: advertising costs (increased 426.9%) due to the distribution of an advertising circular in the current year period; store occupancy costs (increased 13.4%) primarily due to rising average monthly rentals associated with the Company’s leased store locations; store labor costs (increased 10.2%) primarily due to increased labor related to the Company’s advertising efforts during the current year period; and administrative labor costs (increased 26.0%) primarily due to recent additions to the Company’s executive team and the expensing of stock options as discussed below. These increases were partially offset by a $5.1 million reduction in SG&A expenses related to hurricane-related insurance recoveries recorded by the Company during the current year period; and a 3.0% increase in depreciation expense, which increased at a rate less than the rate of sales growth.

Interest Income. Interest income was relatively constant in the 2006 period compared to the 2005 period as increased interest rates on short-term investments were offset by reduced balances of cash and short term investments.

Interest Expense.  The increase in interest expense in the 2006 period compared to the 2005 period is due primarily to an increase in interest expense on income tax contingencies. In the 2006 period, the Company increased its interest expense on income tax contingencies in response to changes in anticipated state tax audit settlements. In the 2005 period, the Company recorded a reduction in its interest expense on income tax contingencies due principally to the expiration of a state statute of limitations on a previously filed tax return.

Income Taxes.

  The effective income tax rates for the 2006 and 2005 periods were 37.7% and 37.3%, respectively.  In recent years, the Company has derived a significant benefit from federal jobs credits for newly hired employees.  On December 31, 2005, federal laws which provided for a significant portion of these credits expired.  The Company currently anticipates that Congress will renew these credit programs on a retroactive basis; however, renewal cannot currently be assured.  The Company anticipates that its annualized effective tax rate, excluding non-recurring items, will be approximately 37.3% should these credit programs not be re-enacted retroactively and approximately 36.7% with re-enactment on a retroactive basis.  The actual 2006 first quarter effective income tax rate exceeded the anticipated fiscal 2006 effective income tax rate (excluding the benefit of certain jobs credits) due principally to additional amounts that were accrued for potential state income tax assessments.

Recently Adopted Accounting Standard

Prior to February 4, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Because stock options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, employee compensation cost related to stock options generally was not reflected in net income prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment.” The Compensation Committee of the Company’s Board of Directors took action to accelerate the vesting, effective February 3, 2006, of most of the Company’s outstanding stock options granted prior thereto. The decision to accelerate stock options was made primarily to reduce non-cash compensation expense to be recorded in future periods under the provisions of SFAS 123(R). The Company also believes this decision benefits employees.

Effective February 4, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method and began recognizing compensation expense for its share-based payments based on the fair value of the awards on the grant date. For the 13-week period ended May 5, 2006, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense (a component of SG&A expenses) and a corresponding reduction of pre-tax income in the amount of $1.0 million, a reduction of net income of $0.6 million, and a reduction in basic and diluted earnings per share of less than $0.01.

The Company estimates the fair value of stock options using the Black-Scholes-Merton option pricing model for all option grants. The Company estimates expected term using a computation based on an assumption that outstanding options will be exercised approximately halfway through their contractual term, taking into consideration such factors as grant date, expiration date, weighted-average time-to-vest, actual exercises and post-vesting cancellations. The Company calculates volatility assumptions using actual historical changes in the market value of the stock and implied volatility based upon traded options, weighted equally. The Company believes that this methodology provides the best indicator of future volatility.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments.  At May 5, 2006, the Company had total debt (including the current portion of long-term obligations) of $342.3 million and $71.9 million of cash and cash equivalents, compared with total debt of $278.7 million and $200.6 million of cash and cash equivalents at February 3, 2006.  The Company’s net debt position increased during the first 13 weeks of 2006 due primarily to purchases of inventory, property and equipment, and repurchases of common stock, all as further described below.

The Company’s inventory balance represented approximately 53% of its total assets as of May 5, 2006.  The Company’s proficiency in managing its inventory balances can have a significant impact on the Company’s cash flows from operations during a given period or fiscal year.  In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Inventory turns, calculated on a rolling annualized basis using balances from each quarter, were 4.1 times for the period ended May 5, 2006 (a 53-week period) compared to 4.0 times for the period ended April 29, 2005.

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

On September 30, 2005, the Board of Directors authorized a repurchase program for up to 10 million shares of the Company’s outstanding common stock, which was scheduled to expire on September 30, 2006.   As of May 5, 2006, the Company had completed this program.

The Company has a $250 million revolving credit facility (the “Credit Facility”), which expires in June 2009.  As of May 5, 2006, the Company had $65.0 million of outstanding borrowings, and no standby letters of credit outstanding under the Credit Facility.  Outstanding standby letters of credit reduce the borrowing capacity of the Credit Facility.  At May 5, 2006, the Company was in compliance with all financial covenants contained in the Credit Facility.

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

At May 5, 2006 and February 3, 2006, the Company had commercial letter of credit facilities totaling $195.0 million, of which $85.5 million and $85.1 million, respectively, were outstanding for the funding of imported merchandise purchases.

The Company believes that its existing cash balances, anticipated cash flows from operations, the Credit Facility and its anticipated ongoing access to the capital markets, if necessary, are sufficient to meet the Company’s currently foreseeable liquidity and capital resource needs.

Cash flows from operating activities.  The most significant components of the change in cash flows from operating activities in the 2006 period as compared to the 2005 period were changes in inventory balances. The most significant change in inventory levels occurred in the highly consumable category, which increased by 22% in the 2006 period as compared to a 7% increase in the 2005 period, and the seasonal category, which increased by 20% in the 2006 period as compared to a 5% increase in the 2005 period. Offsetting these increases was a decline in inventory levels in the basic clothing category, which declined by 15% in the 2006 period compared with a 9% increase in the 2005 period. The decline in net income, as described in more detail above, also contributed to the decline in cash flows from operating activities.

Cash flows from investing activities.  Significant components of the Company’s property and equipment purchases in the 2006 period included the following approximate amounts: $22 million for the EZstore project; $17 million for new stores; $15 million for distribution and transportation-related capital expenditures; and $9 million for capital projects in existing stores.  During the 2006 period, the Company opened 182 new stores.

Significant components of property and equipment purchases in the 2005 period included the following approximate amounts: $18 million for new stores; $15 million for the EZstore project; $13 million for distribution and transportation-related capital expenditures; and $5 million for systems-related capital projects.  During the 2005 period, the Company opened 255 new stores.

Net purchases of short-term and long-term investments of $4.5 million and $10.8 million, respectively, during the 2006 period relate primarily to the Company’s captive insurance subsidiary. Net sales of short-term investments increased net cash from investing activities by $42.9 million in the 2005 period and primarily reflected the Company’s investment activities in tax-exempt auction market securities.

Capital expenditures for the 2006 fiscal year are projected to be approximately $375 million.  The Company anticipates funding its 2006 capital requirements with cash flows from operations and the Credit Facility, if necessary.

Cash flows from financing activities.  The Company had borrowings under the Credit Facility, net of repayments, of $65.0 million during the 2006 period. The Company repurchased approximately 4.5 million shares of its common stock during the 2006 period at a total cost of $79.9 million, and repurchased approximately 1.2 million shares of its common stock during the 2005 period at a total cost of $25.1 million. The Company paid cash dividends of $15.7 million and $13.1 million, or $0.05 and $0.04 per share, respectively, on its outstanding common stock during the 2006 and 2005 periods. These uses of cash were offset by stock option proceeds of $10.9 million and $13.5 million, respectively, during the 2006 and 2005 periods.

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

Management believes the following policies and estimates are critical because they involve significant judgments, assumptions, and estimates. Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the disclosures presented below relating to those policies and estimates.

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

To reduce the potential of such distortions in the valuation of inventory, the Company expanded the number of departments it utilizes for its gross profit calculation from 10 to 23 in 2005. Other factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and the utilization of an independent statistician to assist in the LIFO sampling process and index formulation. Also, on an ongoing basis, the Company reviews and evaluates the salability of its inventory and records LCM reserves, if necessary.

The Company calculates its shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales at retail store and department level and is determined by dividing the book-to-physical inventory adjustments recorded during the previous twelve months by the related sales for the same period for each store. To the extent that subsequent physical inventories yield different results than this estimated accrual, the Company’s effective shrink rate for a given reporting period will include the impact of adjusting the estimated results to the actual results. Although the Company performs physical inventories in all of its stores on an annual basis, the same stores do not necessarily get counted in the same reporting periods from year to year, which could impact comparability in a given reporting period.

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

Contingent Liabilities - Legal Matters. The Company is subject to legal, regulatory and other proceedings and claims. Reserves, if any, are established for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company’s financial statements and SEC filings, management’s view of the Company’s exposure. The Company reviews outstanding claims and proceedings with external counsel to assess probability and estimates of loss.  These assessments are re-evaluated each quarter or as new and significant information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). See Note 4 to the Condensed Consolidated Financial Statements.

Lease Accounting. The majority of the Company’s stores are subject to short-term leases (usually with initial or primary terms of 3 to 5 years) with multiple renewal options when available.  The Company also has stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. Approximately half of the Company’s stores have provisions for contingent rentals based upon a percentage of defined sales volume.  The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable. Rent expense is recognized over the term of the lease.  The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.  The Company also receives tenant allowances, which are recorded in deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease.  Any difference between the calculated expense and the amounts actually paid are reflected as a liability. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2006.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of May 5, 2006.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of May 5, 2006.

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) identified in connection with the evaluation of the Company’s internal control over financial reporting as required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended May 5, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information contained in Note 4 to the Condensed Consolidated Financial Statements under the heading “Legal Proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.

RISK FACTORS

Forward-Looking Statements / Risk Factors

Except for specific historical information, the discussions in this report and in the documents incorporated by reference into this report may express or imply projections of revenues or expenditures; plans and objectives for future operations, growth or initiatives (such as expectations regarding the Company’s fiscal 2006 new store growth and implementation of the Company’s EZstore project); expected future economic performance; the expected outcome or impact of pending or threatened litigation; or the Company’s effective tax rate and the anticipated renewal of federal jobs tax credits. These and similar statements regarding events or results which the Company expects will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements.  All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. In addition, the words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements.  The Company believes the assumptions underlying these forward-looking statements are reasonable;

however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those listed below, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” in Part I, Item 2 above or, from time to time, in the Company’s filings with the SEC, press releases and other communications.  Except with respect to the enhanced disclosures relating to the risk of changes in merchandise mix and the potential for customer trip consolidation, as well as the additional risk factor disclosure regarding the effectiveness of merchandising, marketing and advertising programs, there have been no significant changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2006.

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

The Company encourages investors to carefully consider the risks described below and other information contained in this document when considering an investment decision with respect to Dollar General’s securities. Additional risks and uncertainties not presently known to management, or that management currently deems immaterial, may also impair the Company’s business operations. Any of the events discussed in the risk factors below may occur. If one or more of these events do occur, the Company’s business, results of operations or financial condition could be materially adversely affected. In that instance, the trading price of Dollar General securities could decline, and investors might lose all or part of their investment.

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

The Company’s financial performance is highly sensitive to changes in overall economic conditions that may impact consumer spending and the Company’s costs of doing business.  A general slowdown in the United States economy or rising personal debt levels may adversely affect the spending of the Company’s consumers, which would likely result in lower net sales than expected on a quarterly or annual basis.  Economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, inflation, interest rates, and tax rates, could also adversely affect the Company’s business by reducing consumer spending, causing consumers to reduce or consolidate the number of shopping trips they make or causing consumers to shift their spending to other products.  The Company might be unable to anticipate these buying patterns and implement appropriate inventory strategies, which would adversely affect its sales and gross profit performance.  In addition, continued increases in fuel and energy costs would increase the Company’s transportation costs and overall cost of doing business and could adversely affect the Company’s financial statements as a whole.

The Company’s profitability is affected by the mix of merchandise that it sells.  In recent years, the percentage of the Company’s sales of highly consumable products to total sales has increased, and the percentage of the Company’s sales of seasonal, home products and basic clothing merchandise to total sales has decreased.  The seasonal category typically accounts for the highest gross profit rate and the highly consumable category typically accounts for the lowest gross profit rate.  The Company’s gross profit margin could decrease if the percentage of highly consumable products it sells continues to increase or if customers shift their spending to lower margin items.

The Company’s financial performance could be adversely affected if its merchandising, marketing and advertising programs are not as effective as management anticipates or if the cost of those efforts materially exceeds management’s estimates.  The Company periodically undertakes new programs and refines existing programs to increase its net sales and customer base. The Company may be adversely impacted if these merchandising, marketing and advertising programs fail to attract additional customers into its stores or if the merchandising programs implemented by the Company are not as effective as planned.  The Company has historically engaged in limited advertising and marketing efforts, and in 2005 advertising expenses were less than 1% of sales.  As part of its initiatives to improve net sales, the Company may execute a variety of new marketing, promotional and/or advertising strategies.  If these initiatives are not effective in producing sufficient additional sales, or if the cost of these programs exceeds management’s estimates, the Company’s financial performance could be adversely affected.

Natural disasters, pandemic outbreaks, unusually adverse weather conditions or boycotts could adversely affect the Company’s net sales or financial condition and supply chain efficiency.  Unusually adverse weather conditions, natural disasters, pandemic outbreaks, boycotts or similar disruptions, especially during the peak Christmas selling season, but also at other times, could significantly reduce the Company’s net sales or adversely affect the Company’s financial condition.  Such events could also result in physical damage to one or more of the Company’s properties, the temporary or permanent closure of one or more stores or distribution centers or the temporary lack of an adequate work force in a market.  In addition, these disruptions could also adversely affect the Company’s supply chain efficiency and make it more difficult for the Company to obtain sufficient quantities of merchandise from its suppliers.

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

The Company is dependent upon the smooth functioning of its distribution network, the capacity of its DCs, and the timely receipt of inventory.  The Company relies upon the ability to replenish depleted inventory through deliveries to its DCs from vendors and from the DCs to its stores by various means of transportation, including shipments by air, sea and truck. Labor shortages in the transportation industry could negatively affect transportation costs. In addition, long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect the Company’s business.  The Company also may face difficulty in obtaining needed inventory from its vendors because of interruptions in production, adverse weather conditions, outbreaks of pandemics, foreign trade restrictions or government regulations, or for other reasons, which would adversely affect the Company’s sales. Moreover, if the Company were unable to achieve functionality of new DCs in the time frame expected, the Company’s ability to achieve the expected growth could be inhibited.

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

The inability to execute operating initiatives could negatively affect the Company’s future operating results. The Company is involved in a significant number of operating initiatives that have the potential to be disruptive in the short term if they are not implemented effectively.  Ineffective implementation or execution of some or all of these initiatives could also negatively impact the Company’s operating results. Please reference the discussion of the initiatives in the “Results of Operations – Executive Overview” section in Part I, Item 2 above.

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

The Company is subject to certain legal proceedings that may adversely affect its financial statements as a whole.  The Company is involved in a number of legal proceedings, which include, for instance, consumer, employment, tort and other litigation.   Certain of these lawsuits, if decided adversely to the Company or settled by the Company, may result in liability material to the Company’s financial statements as a whole or may negatively impact the Company’s operating results if changes to the operation of the business are required.  Please see Note 4 to the Condensed Consolidated Financial Statements included in Part I, Item 1 above for further details regarding certain of these pending matters.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of the Company’s common stock made during the quarter ended May 5, 2006 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
02/04/06-02/28/06	163	$16.80	-	4,483,200
03/01/06-03/31/06	2,004,000	$17.71	2,004,000	2,479,200
04/01/06-05/05/06	2,484,438	$17.93	2,479,200	-
Total	4,488,601	$17.83	-	-

(a)  Includes 1,230 shares purchased in open market transactions in satisfaction of the Company’s obligations under certain employee benefit plans and 4,171 shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock.

(b)  On September 30, 2005, the Company announced that its Board of Directors had approved a share repurchase program of up to 10 million shares, which program was scheduled to expire on September 30, 2006.  The Company completed this repurchase program in the first quarter of 2006.

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

DOLLAR GENERAL CORPORATION

Date: June 1, 2006	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Extension of Employment Agreement, dated February 7, 2006, by and between Dollar General Corporation and Stonie R. O’Briant (incorporated by reference to the Company’s Current Report on Form 8-K dated February 7, 2006, filed February 13, 2006).

10.2

Extension of Employment Agreement, dated February 7, 2006, by and between Dollar General Corporation and Kathleen Guion (incorporated by reference to the Company’s Current Report on Form 8-K dated February 7, 2006, filed February 13, 2006).  During the quarter ended May 5, 2006, the Employment Agreement extended by this document was superseded and replaced by the Employment Agreement referenced in Exhibit 10.3 below.

10.3

Employment Agreement with Kathleen R. Guion effective April 1, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 30, 2006, filed April 5, 2006).

10.4

Employment Agreement with David M. Tehle effective April 1, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 30, 2006, filed April 5, 2006).

10.5

Employment Agreement with Beryl J. Buley effective April 1, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated April 6, 2006, filed April 12, 2006).

10.6

Dollar General Corporation 2006 Teamshare Bonus Program for Named Executive Officers.

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.