Form 10-Q
period 2006-08-04
DOLLAR GENERAL CORP
filed 2006-08-31
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2006

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

The number of shares of common stock outstanding on August 28, 2006 was 311,959,058.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 4, 2006	February 3, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$86,352	$200,609
Short-term investments	21,530	8,850
Merchandise inventories	1,735,031	1,474,414
Income taxes receivable	38,753	-
Deferred income taxes	1,002	11,912
Prepaid expenses and other current assets	71,212	67,140
Total current assets	1,953,880	1,762,925
Net property and equipment	1,241,219	1,192,172
Other assets, net	50,098	37,090
Total assets	$3,245,197	$2,992,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$9,167	$8,785
Accounts payable	538,046	508,386
Accrued expenses and other	387,869	372,920
Income taxes payable	9,570	43,706
Total current liabilities	944,652	933,797
Long-term obligations	516,537	269,962
Deferred income taxes	62,531	67,633

Shareholders’ equity:
Preferred stock	-	-
Common stock	156,000	157,840
Additional paid-in capital	475,462	462,383
Retained earnings	1,090,298	1,106,165
Accumulated other comprehensive loss	(696)	(794)
Other shareholders’ equity	413	(4,799)
Total shareholders’ equity	1,721,477	1,720,795
Total liabilities and shareholders’ equity	$3,245,197	$2,992,187

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	August 4, 2006	July 29, 2005	August 4, 2006	July 29, 2005
Net sales	$2,251,053	$2,066,016	$4,402,440	$4,043,845
Cost of goods sold	1,639,519	1,474,486	3,206,632	2,888,966
Gross profit	611,534	591,530	1,195,808	1,154,879
Selling, general and administrative	530,957	470,460	1,033,946	926,888
Operating profit	80,577	121,070	161,862	227,991
Interest income	(1,457)	(2,156)	(3,907)	(4,772)
Interest expense	8,873	7,344	16,120	13,312
Income before income taxes	73,161	115,882	149,649	219,451
Income taxes	27,693	40,324	56,511	78,993
Net income	$45,468	$75,558	$93,138	$140,458

Earnings per share:
Basic	$0.15	$0.23	$0.30	$0.43
Diluted	$0.15	$0.23	$0.30	$0.43

Weighted-average common shares outstanding:
Basic	311,947	323,836	312,972	326,022
Diluted	312,594	326,340	313,913	328,779

Dividends per share	$0.050	$0.045	$0.100	$0.085

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	August 4, 2006	July 29, 2005

Cash flows from operating activities:
Net income	$93,138	$140,458
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	97,480	90,316
Deferred income taxes	5,808	(13,449)
Tax benefit from stock option exercises	(1,881)	3,810
Change in operating assets and liabilities:
Merchandise inventories	(260,617)	(84,163)
Prepaid expenses and other current assets	(4,072)	(4,603)
Accounts payable	39,950	62,213
Accrued expenses and other	14,862	14,391
Income taxes	(71,053)	(20,165)
Other	247	10,208
Net cash provided by (used in) operating activities	(86,138)	199,016

Cash flows from investing activities:
Purchases of property and equipment	(156,310)	(139,594)
Purchases of short-term investments	(10,476)	(30,250)
Sales of short-term investments	8,400	73,175
Purchases of long-term investments	(20,598)	-
Insurance proceeds related to property and equipment	1,807	-
Proceeds from sale of property and equipment	675	822
Net cash used in investing activities	(176,502)	(95,847)

Cash flows from financing activities:
Borrowings under revolving credit facilities	952,750	-
Repayments of borrowings under revolving credit facilities	(699,750)	-
Repayments of long-term obligations	(8,884)	(8,183)
Payment of cash dividends	(31,283)	(27,596)
Proceeds from exercise of stock options	13,583	18,441
Repurchases of common stock	(79,947)	(172,755)
Tax benefit from stock option exercises	1,881	-
Other financing activities	33	44
Net cash provided by (used in) financing activities	148,383	(190,049)

Net decrease in cash and cash equivalents	(114,257)	(86,880)
Cash and cash equivalents, beginning of period	200,609	232,830
Cash and cash equivalents, end of period	$86,352	$145,950

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$14,460	$4,078
Purchases of property and equipment under capital lease obligations	$2,819	$1,845
Reduction of financing obligations (see Note 5)	$46,608	$-
Reduction of promissory notes receivable (see Note 5)	$46,608	$-

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Basis of presentation and accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.  Such financial statements consequently do not include all of the disclosures normally required by GAAP or those normally made in the Company’s Annual Report on Form 10-K.  Therefore, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended February 3, 2006 for additional information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations as of August 4, 2006 and for the 13-week and 26-week periods ended August 4, 2006 and July 29, 2005 have been made.

Ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.  Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Vendor rebates

The Company accounts for all cash consideration received from vendors in accordance with the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Cash consideration received from a vendor is generally presumed to be a rebate or an allowance and is accounted for as a reduction of merchandise purchase costs and recognized in the income statement at the time the goods are sold.  However, certain specific, incremental and otherwise qualifying selling, general and administrative expenses related to the promotion or sale of vendor products may be offset by cash consideration received from vendors, in accordance with arrangements such as cooperative advertising, when earned for dollar amounts up to but not exceeding actual external costs.  The Company recognizes amounts received for cooperative advertising on performance, “first showing” or distribution, consistent with its policy for advertising expense in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, “Reporting on Advertising Costs.”

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected net of cooperative advertising provided by vendors in selling, general and administrative expenses. These costs primarily include promotional circulars, targeted circulars supporting new stores, in-store signage, and costs associated with the sponsorship of a National Association for Stock Car Auto Racing (“NASCAR”) team.

Accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will require companies to assess each income tax position taken using a two step process.  A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities.  If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.  The interpretation applies to income tax expense as well as any related interest and penalty expense.

FIN 48 requires that changes in tax positions recorded in a company’s financial statements prior to the adoption of this interpretation be recorded as an adjustment to the opening balance of retained earnings for the period of adoption.  FIN 48 will generally be effective for public companies for the first fiscal year beginning after December 15, 2006.  The Company anticipates adopting the provisions of this interpretation during the first quarter of fiscal 2007.  No determination has yet been made regarding the materiality of the potential impact of this interpretation on the Company’s financial statements.

2.

Share-based payments

The Company has a shareholder-approved stock incentive plan under which stock options, nonvested shares in the form of restricted stock and restricted stock units (which represent the right to receive one share of common stock for each unit upon vesting), and other equity-based awards may be granted to certain officers, directors and key employees. The plan authorizes the issuance of up to 29.375 million shares of the Company’s common stock, up to 4 million of which may be issued in the form of restricted stock or restricted stock units.  As of August 4, 2006, there were approximately 5.9 million shares available for future grant, approximately 3.3 million of which may be issued as restricted stock or restricted stock units. The Company believes that stock-based awards assist in retaining employees and better align the interests of its employees with those of its shareholders.

Stock options granted under the plan are generally non-qualified stock options issued at an exercise price equal to the market price of the Company’s common stock on the grant date, vest ratably over a four-year period (subject to earlier vesting upon a change in control), and expire no more than 10 years following the grant date (subject to earlier termination upon death, disability or cessation of employment). The number of options granted is generally based on individual job grade levels, which are determined based upon competitive market data. Dividends are not paid or accrued on stock options.

Unvested options generally are forfeited upon the cessation of employment with the Company. In the event employment terminates for a reason other than cause, death, disability or retirement (each of cause, disability and retirement as defined in the plan), any outstanding vested options issued under the plan generally may be exercised for a period of three months. In the event employment terminates due to death, disability or retirement (each of disability and retirement as defined in the plan), the option recipient (or the recipient’s legal representative or beneficiary) generally may exercise any outstanding vested options issued under the plan for a period of three years. Notwithstanding the foregoing, no option may be exercised beyond its initial (generally 10-year) expiration date.

Restricted stock awards and restricted stock unit awards granted under the plan generally vest ratably over three years (subject to earlier vesting upon a change in control). Unvested restricted stock and restricted stock unit awards generally are forfeited upon the cessation of a grantee’s employment with the Company. Recipients of restricted stock are entitled to receive cash dividends and to vote their respective shares, but are generally prohibited from selling or transferring restricted shares prior to vesting.  Recipients of restricted stock units are entitled to accrue dividend equivalents on the units but are not entitled to vote, sell or transfer the units or the shares underlying the units prior to both vesting and payout.  Dividends or dividend equivalents, as the case may be, are paid or accrued on the grants of restricted stock and restricted stock units at the same rate that dividends are paid to shareholders generally. Dividend equivalents on restricted stock units vest at the same time that the underlying shares vest.

The plan provides for the automatic annual grant of 4,600 restricted stock units to each non-employee director (6,000 restricted stock units to any non-employee director serving as Chairman) that generally vest one year after the grant date (subject to earlier vesting upon retirement, change in control or other circumstances set forth in the plan) and may not be paid until the individual has ceased to be a member of the Company’s Board of Directors.

In the past, the Company had various stock and incentive plans under which stock options were granted. Stock options that were granted under prior plans and were outstanding on August 4, 2006 continue in accordance with the terms of the respective plans.

On February 3, 2006, the vesting of all outstanding options granted prior to August 2, 2005, other than options previously granted to the Company’s CEO and options granted in 2005 to the officers of the Company at the level of Executive Vice President or above, accelerated pursuant to a January 24, 2006 action of the Compensation Committee of the Company’s Board of Directors. In addition, pursuant to that Compensation Committee action, the vesting of all outstanding options granted on or after August 2, 2005 but prior to January 24, 2006, other than options granted during that time period to the officers of the Company at the level of Executive Vice President or above, accelerated effective as of the date that is six months after the applicable grant date. Certain options granted on January 24, 2006 to certain newly hired officers below the level of Executive Vice President were granted with a six-month vesting period. The decision to accelerate the vesting of these stock options resulted in compensation expense of $0.9 million, before income taxes, recognized during the fourth quarter of 2005, and was made primarily to reduce non-cash compensation expense to be recorded in future periods under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. The future expense eliminated as a result of the decision to accelerate the vesting of these options was approximately $28 million, or $17 million net of income taxes, over the four-year period during which the stock options would have vested, subject to the impact of additional adjustments related to certain stock option forfeitures. The Company also believed this decision benefited employees.

Effective February 4, 2006, the Company adopted SFAS 123(R) and began recognizing compensation expense for stock options based on the fair value of the awards on the grant date. SFAS 123(R) requires share-based compensation expense recognized since February 4, 2006 to be based on the following: (a) grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for unvested options granted prior to the adoption date and (b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to February 4, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and had provided pro forma disclosures as permitted under SFAS 123. Because stock options were granted at an exercise price equal to the market price of the underlying common stock on the date of grant, compensation cost related to stock options was not required to be recorded as a reduction to net income prior to adopting SFAS 123(R), except for fiscal 2005 compensation expense of $0.9 million, before income taxes, related to the accelerated vesting of stock options discussed above.

The Company adopted SFAS 123(R) under the modified-prospective-transition method and, therefore, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock plans for the 13-week and 26-week periods ended July 29, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model for all option grants.

(Amounts in thousands except per share data)	13 Weeks Ended July 29, 2005	26 Weeks Ended July 29, 2005
Net income – as reported	$75,558	$140,458
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects per SFAS 123	2,115	4,701
Net income – pro forma	$73,443	$135,757

Earnings per share – as reported
Basic	$0.23	$0.43
Diluted	$0.23	$0.43
Earnings per share – pro forma
Basic	$0.23	$0.42
Diluted	$0.23	$0.41

 Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The Company bases this estimate on historical experience. An increase in the forfeiture rate will decrease compensation expense. Under SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense (which after-tax, approximated $1.0 million and $2.7 million in the 13-week and 26-week periods ended July 29, 2005, respectively) was reversed to reduce pro forma expense for that period.

For the 13-week period ended August 4, 2006, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense (a component of SG&A expenses) and a corresponding reduction of pre-tax income in the amount of $0.8 million, a reduction of net income of $0.5 million, and a reduction in basic and diluted earnings per share of less than $0.01.  For the 26-week period ended August 4, 2006, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense and a corresponding reduction of pre-tax income in the amount of $1.9 million, a reduction of net income of $1.2 million, and a reduction in basic and diluted earnings per share of less than $0.01.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to the adoption of SFAS 123(R).  For the 26-week period ended August 4, 2006, the $1.9 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). The impact of the adoption of SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

The fair value of each option grant is separately estimated. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the 13-week and 26-week periods ended August 4, 2006 and a summary of the methodology applied to develop each assumption are as follows. Assumptions used for grants in the prior year periods were derived using methodologies prescribed by SFAS 123 and are presented for purposes of comparability.

	13 Weeks Ended		26 Weeks Ended
	August 4, 2006	July 29, 2005 (a)	August 4, 2006	July 29, 2005
Expected dividend yield	0.83%	-	0.82%	0.85%
Expected stock price volatility	31.6%	-	28.8%	27.4%
Weighted average risk-free interest rate	5.1%	-	4.7%	4.3%
Expected term of options (years)	5.8	-	5.7	5.0
(a) No stock options were granted during the 13 weeks ended July 29, 2005.

Expected dividend yield – This is an estimate of the expected dividend yield on the Company’s stock. This estimate is based on historical dividend payment trends. An increase in the dividend yield will decrease compensation expense.

Expected stock price volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market price of the Company’s common stock and implied volatility based upon traded options, weighted equally, to calculate the volatility assumption, as it is the Company’s belief that this methodology provides the best indicator of future volatility. For historical volatility, the Company calculates daily market price changes from the date of grant over a past period representative of the expected life of the options to determine volatility, excluding the period from April 30, 2001 to January 31, 2002 due to a restatement of the Company’s financial statements for fiscal years 2001 and prior and due to the Company’s inability, during a substantial portion of this period, to file annual and quarterly reports required by the Securities and Exchange Act of 1934. The Company believes that the restatement and related inability to file periodic Exchange Act reports is an event specific to the Company that resulted in higher than normal share price volatility during this period and is not expected to recur during the estimated term of current option grants.  An increase in the expected volatility will increase compensation expense.

Weighted average risk-free interest rate - This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected term of options - This is the period of time over which the options granted are expected to remain outstanding. Because the terms of the Company’s stock option grants prior to August 2002 were significantly different than grants issued on and after that date and the Company does not currently intend to grant stock options similar to those granted prior to August 2002 in future periods, the Company believes that the historical and post-vesting employee behavior patterns for grants prior to August 2002 are of little or no value in determining future expectations and, therefore, has generally excluded these pre-August 2002 grants from its analysis of expected term. The Company has estimated expected term using a computation based on an assumption that outstanding options will be exercised approximately halfway through their contractual term, taking into consideration such factors as grant date, expiration date, weighted-average time-to-vest, actual exercises and post-vesting cancellations. Options granted generally have a maximum term of 10 years. An increase in the expected term will increase compensation expense.

The Company generally issues new shares when options are exercised. A summary of stock option activity during the 26-week period ended August 4, 2006 is as follows:

	Options Issued	Weighted Average Exercise Price
Balance, February 3, 2006	20,258,324	$18.19
Granted	2,608,300	17.47
Exercised	(1,076,294)	12.62
Canceled	(970,383)	19.82
Balance, August 4, 2006	20,819,947	$18.31

During the 13-week periods ended August 4, 2006 and July 29, 2005, the weighted average grant date fair value of options granted was $5.61 and $-0-, respectively, 161,500 and 2,800 options vested, net of forfeitures, respectively, with a total fair value of approximately $0.8 million and less than $0.1 million, respectively, and the total intrinsic value of stock options exercised was $1.1 million and $2.3 million, respectively.

During the 26-week periods ended August 4, 2006 and July 29, 2005, the weighted average grant date fair value of options granted was $5.88 and $6.56, respectively, 581,734 and 362,677 options vested, net of forfeitures, respectively, with a total fair value of approximately $2.4 million and $1.0 million, respectively, and the total intrinsic value of stock options exercised was $4.9 million and $9.8 million, respectively.

At August 4, 2006, the aggregate intrinsic value of all outstanding options was $2.9 million with a weighted average remaining contractual term of 5.6 years, of which 18,179,029 of the outstanding options are currently exercisable with an aggregate intrinsic value of $2.9 million, a weighted average exercise price of $18.40 and a weighted average remaining contractual term of 5.1 years. At August 4, 2006, the total unrecognized compensation cost related to non-vested stock options was $14.1 million with an expected weighted average expense recognition period of 3.6 years.

All stock options granted in the 26-week periods ended August 4, 2006 and July 29, 2005 under the terms of the Company’s stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant, were originally scheduled to vest ratably over a four-year period, and expire 10 years following the date of grant.

A summary of activity related to nonvested restricted stock and restricted stock unit awards during the 26-week period ended August 4, 2006 is as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Balance, February 3, 2006	363,687	$19.66
Granted	196,288	17.01
Vested	(104,543)	20.70
Canceled	(29,918)	19.00
Balance, August 4, 2006	425,514	$18.23

The purchase price was set at zero for all nonvested restricted stock and restricted stock unit awards granted in the 13-week and 26-week periods ended August 4, 2006. The Company records compensation expense on a straight-line basis over the restriction period based on the market price of the underlying stock on the date of grant. The nonvested restricted stock and restricted stock unit awards granted to employees during the 13-week and 26-week periods ended August 4, 2006 under the plan are scheduled to vest and become payable ratably over a three-year period from the respective grant dates.

The Company accounts for nonvested restricted stock and restricted stock unit awards in accordance with the provisions of SFAS 123(R). The Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the recipient earns the nonvested restricted stock and restricted stock unit award. Under the provisions of SFAS 123(R), unearned compensation is not recorded within shareholders’ equity, and accordingly, during the 26-week period ended August 4, 2006, the Company reversed its unearned compensation balance as of February 3, 2006 of approximately $5.2 million, with an offset to common stock and additional paid-in capital. The Company recognized compensation expense relating to its nonvested restricted stock and restricted stock unit awards of approximately $0.8 million and $1.6 million in the 13-week and 26-week periods ended August 4, 2006, respectively, and approximately $0.4 million and $1.0 million in the 13-week and 26-week periods ended July 29, 2005, respectively. At August 4, 2006, the total compensation cost related to nonvested restricted stock and restricted stock unit awards not yet recognized was approximately $6.3 million.

There have been no modifications to any of the Company’s outstanding share-based payment awards during the 26-week period ended August 4, 2006.

The Company has elected to determine its excess tax benefit pool upon adoption of SFAS 123(R) in accordance with the provisions of FASB Staff Position (“FSP”) 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share–Based Payment Awards.” Under the provisions of this FSP, the cumulative benefit of stock option exercises included in additional paid-in capital for the periods after the effective date of SFAS 123 is reduced by the cumulative income tax effect of the pro forma stock option expense previously disclosed in accordance with the requirements of SFAS 123.  (The provision of this FSP applies only to options that are fully vested before the date of adoption of SFAS 123(R).  The amount of any excess tax benefit for options that are either granted after the adoption of SFAS 123(R) or are partially vested on the date of adoption will be computed in accordance with the provisions of SFAS 123(R).)  The amount of any excess deferred tax asset over the actual income tax benefit realized for options that are exercised after the adoption of SFAS 123(R) will be absorbed by the excess tax benefit pool.  Income tax expense will be increased should the Company’s excess tax benefit pool be insufficient to absorb any future deferred tax asset amounts in excess of the actual tax benefit realized.  The Company has determined that its excess tax benefit pool was approximately $68 million as of the adoption of SFAS 123(R) on February 4, 2006.

3.

Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

13 Weeks Ended August 4, 2006				13 Weeks Ended July 29, 2005
Net Income		Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$45,468	311,947	$0.15	$75,558	323,836	$0.23
Effect of dilutive stock options		647			2,504
Diluted earnings per share	$45,468	312,594	$0.15	$75,558	326,340	$0.23

26 Weeks Ended August 4, 2006				26 Weeks Ended July 29, 2005
Net Income		Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$93,138	312,972	$0.30	$140,458	326,022	$0.43
Effect of dilutive stock options		941			2,757
Diluted earnings per share	$93,138	313,913	$0.30	$140,458	328,779	$0.43

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share was determined based on the dilutive effect of stock options and other common stock equivalents using the treasury stock method.

4.

Current and long-term obligations

In June 2006, the Company amended its revolving credit facility to increase the maximum commitment to $400 million and the expiration date to June 2011.  The amended credit facility contains provisions that would allow the maximum commitment to be increased to up to $500 million upon mutual agreement of the Company and its lenders. The amended credit facility is unsecured. The Company has two interest rate options: base rate (which is usually equal to prime rate) or LIBOR.  The Company pays interest on funds borrowed under the LIBOR option at rates that are subject to change based upon the ratio of the Company’s debt to EBITDA (as defined in the amended credit facility).  Under the amended credit facility, the facility fees can range from 10 to 20 basis points; the all-in drawn margin under the LIBOR option can range from LIBOR plus 55 to 125 basis points; and the all-in drawn margin under the base rate option can range from the base rate plus 10 to 20 basis points. The amended credit facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth ($1.4 billion at August 4, 2006).  As of August 4, 2006, the Company was in compliance with all of these covenants. As of August 4, 2006, the Company had outstanding borrowings of $253.0 million and no letters of credit outstanding under the amended credit facility.

5.

Commitments and contingencies

In April 1997, the Company sold its distribution center (“DC”) located in South Boston, Virginia for 100% cash consideration.  Concurrent with the sale transaction, the Company leased the property back for a period of 25 years.  This transaction was recorded as a financing obligation rather than a sale as a result of, among other things, the lessor’s ability to put the property back to the Company under certain circumstances.  The property and equipment, along with the related lease obligations associated with this transaction was recorded in the consolidated balance sheet in prior periods.

In May 2003, the Company purchased two secured promissory notes (the “DC Notes”) from Principal Life Insurance Company totaling $49.6 million. The DC Notes represented debt issued by the third party entity (“TPE”) from which the Company leased the South Boston DC. The DC Notes were being accounted for as “held to maturity” debt securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

In June 2006, the Company acquired the TPE, which included the South Boston DC assets and the related debt issued by the TPE in connection with the original financing transaction described above. The transaction was recorded as an asset purchase and resulted in the elimination of the financing obligation of $50.6 million and related DC Notes of $46.6 million for purposes of consolidated financial reporting.  There was no gain or loss recognized as a result of this transaction.

Legal proceedings

On March 14, 2002, a complaint was filed in the United States District Court for the Northern District of Alabama (Edith Brown, on behalf of herself and others similarly situated v. Dolgencorp, Inc., and Dollar General Corporation, CV02-C-0673-W (“Brown”)).  Brown was a collective action against the Company on behalf of current and former salaried store managers claiming that these individuals were entitled to overtime pay and should not have been classified as exempt employees under the Fair Labor Standards Act (“FLSA”).  Plaintiffs sought to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.

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

Notice was sent to prospective class members and the deadline for individuals to opt in to the lawsuit was May 31, 2004.  Approximately 5,000 individuals opted in. Following the close of discovery in April 2005, the Company filed several motions, including a motion to decertify the class as a collective action.  On March 31, 2006, the court denied the Company’s motion to decertify, but granted, either in whole or in part, certain other motions, thereby reducing the number of class members to approximately 2,500.  Trial of this matter began on July 31, 2006.  During the trial, on August 4, 2006, the court decertified the class.  The Company settled with the twelve named plaintiffs in the case for an amount that was not material to the Company’s financial statements, and the matter is now concluded.

On October 10, 2005, the Company was served with an additional lawsuit, Moldoon, et al. v. Dolgencorp, Inc., et al. (Western District of Louisiana, Lake Charles Division, CV05-0852, filed May 19, 2005), filed as a putative collective action in which five current or former store managers claim to have been improperly classified as exempt executive employees under the FLSA.  Plaintiffs seek injunctive relief, back wages, liquidated damages and attorneys’ fees.   On April 26, 2006, this action was conditionally transferred to the Northern District of Alabama and consolidated with the Brown case.  The Company opposed the transfer and consolidation of this matter, and on August 11, 2006, the conditional transfer order was vacated.

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the FLSA and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs.  On August 15, 2006, the Richter plaintiff filed a motion in which she asks the court to certify a nationwide class of current and former store managers.  The Company intends to oppose the plaintiff’s motion.

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment.  The Company intends to vigorously defend these actions.  However, at this time, it is not possible to predict whether the courts will permit these actions to proceed collectively, and no assurances can be given that the Company will be successful in its defense on the merits or otherwise.  If the Company is not successful in its efforts to defend these actions, the resolution or resolutions could have a material adverse effect on the Company’s financial statements as a whole.

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

On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH (“Calvert”)), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act (“EPA”) and Title VII of the Civil Rights Act of 1964, as amended (“Title VII”).  On March 9, 2006, the Calvert complaint was amended to include seven additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations of sex discrimination in promotional opportunities and undefined terms and conditions of employment.  In addition to allegations of intentional sex discrimination, the amended Calvert complaint also alleges that the Company’s employment policies and practices have a disparate impact on females.  The amended Calvert complaint seeks to proceed collectively under the EPA and as a class under Title VII, and requests back wages, injunctive and declaratory relief, liquidated damages and attorney’s fees and costs.

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

At this time, it is not possible to predict whether the respective courts will permit Calvert and/or Beeman to proceed collectively or as a class.  However, the Company believes that neither case is appropriate for class or collective treatment and believes that its policies and practices comply with the EPA and Title VII.  The Company intends to vigorously defend both actions; however, no assurances can be given that the Company will be successful in its defense on the merits or otherwise.  If the Company is not successful in defending one or both actions, their resolution could have a material adverse effect on the Company’s financial statements as a whole.

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

6.

Income taxes

The effective income tax rates for the 13-week periods ended August 4, 2006 and July 29, 2005 were 37.9% and 34.8%, respectively, and for the 26-week periods ended August 4, 2006 and July 29, 2005 were 37.8% and 36.0%, respectively.  The increase in the effective income tax rate is a result of the December 31, 2005 expiration of the federal laws which allowed the Company to claim certain federal jobs credits for newly hired employees, a 2006 tax law change that reduced previously recorded deferred tax assets related to our operations in the state of Texas, reduced state tax credits related principally to the Company’s new DCs and the non-recurrence in 2006 of benefits realized in 2005 related to an internal corporate restructuring.

7.

Repurchases of common stock

On September 30, 2005, the Board of Directors authorized a repurchase program for up to 10 million shares of the Company’s outstanding common stock, which was scheduled to expire on September 30, 2006. The Company completed this share repurchase authorization in the first quarter of fiscal 2006. During the 26-week period ended August 4, 2006, the Company purchased approximately 4.5 million shares at a cost of $79.9 million.

8.

Segment reporting

The Company manages its business on the basis of one reportable segment.  As of August 4, 2006, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary, the assets and revenues of which are not material.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 4, 2006	July 29, 2005	August 4, 2006	July 29, 2005
Classes of similar products:
Highly consumable	$1,503,305	$1,351,796	$2,959,289	$2,673,102
Seasonal	354,314	317,544	663,897	592,839
Home products	214,170	215,132	425,835	426,884
Basic clothing	179,264	181,544	353,419	351,020
Net sales	$2,251,053	$2,066,016	$4,402,440	$4,043,845

9.

Guarantor subsidiaries

Except as noted below, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under its outstanding 8 5/8% unsecured notes due June 15, 2010.  Each of the Guarantors is a direct or indirect wholly-owned subsidiary of the Company.  The Company’s not-for-profit subsidiary, the assets and revenues of which are not material, has not guaranteed these obligations.  The Company recently acquired or formed three for-profit subsidiaries, the assets and revenues of which are not material, in connection with the acquisition of the DC in South Boston, Virginia, as further discussed in Note 5. These three subsidiaries became Guarantors subsequent to the end of the quarter, however, due to their insignificance, financial statement balances for these entities have not been separately shown and are included in the “Guarantor Subsidiaries” amounts set forth in the consolidating schedules below as of and for the periods ended August 4, 2006.

The following consolidating schedules present condensed financial information on a combined basis.

(In thousands)	As of August 4, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$1,444	$84,908	$-	$86,352
Short-term investments	-	21,530	-	21,530
Merchandise inventories	-	1,735,031	-	1,735,031
Income taxes receivable	38,627	126	-	38,753
Deferred income taxes	10,130	(9,128)	-	1,002
Prepaid expenses and other current assets	109,223	663,484	(701,495)	71,212
Total current assets	159,424	2,495,951	(701,495)	1,953,880

Property and equipment, at cost	204,087	2,156,581	-	2,360,668
Less accumulated depreciation and amortization	105,403	1,014,046	-	1,119,449
Net property and equipment	98,684	1,142,535	-	1,241,219

Other assets, net	2,565,095	44,541	(2,559,538)	50,098

Total assets	$2,823,203	$3,683,027	$(3,261,033)	$3,245,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$9,167	$-	$9,167
Accounts payable	618,196	622,054	(702,204)	538,046
Accrued expenses and other	25,828	361,332	709	387,869
Income taxes payable	-	9,570	-	9,570
Total current liabilities	644,024	1,002,123	(701,495)	944,652

Long-term obligations	452,820	1,495,988	(1,432,271)	516,537

Deferred income taxes	4,882	57,649	-	62,531

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	156,000	23,853	(23,853)	156,000
Additional paid-in capital	475,462	673,611	(673,611)	475,462
Retained earnings	1,090,298	429,803	(429,803)	1,090,298
Accumulated other comprehensive loss	(696)	-	-	(696)
Other shareholders’ equity	413	-	-	413
Total shareholders’ equity	1,721,477	1,127,267	(1,127,267)	1,721,477

Total liabilities and shareholders’ equity	$2,823,203	$3,683,027	$(3,261,033)	$3,245,197

(In thousands)	As of February 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$110,410	$90,199	$-	$200,609
Short-term investments	-	8,850	-	8,850
Merchandise inventories	-	1,474,414	-	1,474,414
Deferred income taxes	11,808	104	-	11,912
Prepaid expenses and other current assets	89,100	794,873	(816,833)	67,140
Total current assets	211,318	2,368,440	(816,833)	1,762,925

Property and equipment, at cost	199,396	2,022,144	-	2,221,540
Less accumulated depreciation and amortization	94,701	934,667	-	1,029,368
Net property and equipment	104,695	1,087,477	-	1,192,172

Other assets, net	2,379,255	31,603	(2,373,768)	37,090

Total assets	$2,695,268	$3,487,520	$(3,190,601)	$2,992,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$(800)	$9,585	$-	$8,785
Accounts payable	789,497	536,097	(817,208)	508,386
Accrued expenses and other	25,473	347,072	375	372,920
Income taxes payable	89	43,617	-	43,706
Total current liabilities	814,259	936,371	(816,833)	933,797

Long-term obligations	153,756	1,429,116	(1,312,910)	269,962

Deferred income taxes	6,458	61,175	-	67,633

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	157,840	23,853	(23,853)	157,840
Additional paid-in capital	462,383	673,612	(673,612)	462,383
Retained earnings	1,106,165	363,393	(363,393)	1,106,165
Accumulated other comprehensive loss	(794)	-	-	(794)
Other shareholders’ equity	(4,799)	-	-	(4,799)
Total shareholders’ equity	1,720,795	1,060,858	(1,060,858)	1,720,795

Total liabilities and shareholders’ equity	$2,695,268	$3,487,520	$(3,190,601)	$2,992,187

(In thousands)	For the 13 weeks ended August 4, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$36,224	$2,251,053	$(36,224)	$2,251,053
Cost of goods sold	-	1,639,519	-	1,639,519
Gross profit	36,224	611,534	(36,224)	611,534
Selling, general and administrative	32,887	534,294	(36,224)	530,957
Operating profit	3,337	77,240	-	80,577
Interest income	(23,246)	(1,056)	22,845	(1,457)
Interest expense	7,176	24,542	(22,845)	8,873
Income before income taxes	19,407	53,754	-	73,161
Income taxes	7,175	20,518	-	27,693
Equity in subsidiaries’ earnings, net of taxes	33,236	-	(33,236)	-
Net income	$45,468	$33,236	$(33,236)	$45,468

(In thousands)	For the 13 weeks ended July 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$43,547	$2,066,016	$(43,547)	$2,066,016
Cost of goods sold	-	1,474,486	-	1,474,486
Gross profit	43,547	591,530	(43,547)	591,530
Selling, general and administrative	38,119	475,888	(43,547)	470,460
Operating profit	5,428	115,642	-	121,070
Interest income	(1,578)	(578)	-	(2,156)
Interest expense	5,046	2,298	-	7,344
Income before income taxes	1,960	113,922	-	115,882
Income taxes	(658)	40,982	-	40,324
Equity in subsidiaries’ earnings, net of taxes	72,940	-	(72,940)	-
Net income	$75,558	$72,940	$(72,940)	$75,558

(In thousands)	For the 26 weeks ended August 4, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$74,877	$4,402,440	$(74,877)	$4,402,440
Cost of goods sold	-	3,206,632	-	3,206,632
Gross profit	74,877	1,195,808	(74,877)	1,195,808
Selling, general and administrative	67,216	1,041,607	(74,877)	1,033,946
Operating profit	7,661	154,201	-	161,862
Interest income	(45,628)	(2,804)	44,525	(3,907)
Interest expense	10,974	49,671	(44,525)	16,120
Income before income taxes	42,315	107,334	-	149,649
Income taxes	15,587	40,924	-	56,511
Equity in subsidiaries’ earnings, net of taxes	66,410	-	(66,410)	-
Net income	$93,138	$66,410	$(66,410)	$93,138

(In thousands)	For the 26 weeks ended July 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$89,581	$4,043,845	$(89,581)	$4,043,845
Cost of goods sold	-	2,888,966	-	2,888,966
Gross profit	89,581	1,154,879	(89,581)	1,154,879
Selling, general and administrative	75,340	941,129	(89,581)	926,888
Operating profit	14,241	213,750	-	227,991
Interest income	(3,946)	(826)	-	(4,772)
Interest expense	10,130	3,182	-	13,312
Income before income taxes	8,057	211,394	-	219,451
Income taxes	2,936	76,057	-	78,993
Equity in subsidiaries’ earnings, net of taxes	135,337	-	(135,337)	-
Net income	$140,458	$135,337	$(135,337)	$140,458

(In thousands)	For the 26 weeks ended August 4, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$93,138	$66,410	$(66,410)	$93,138
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,173	86,307	-	97,480
Deferred income taxes	102	5,706	-	5,808
Tax benefit from stock option exercises	(1,881)	-	-	(1,881)
Equity in subsidiaries’ earnings, net	(66,410)	-	66,410	-
Change in operating assets and liabilities:
Merchandise inventories	-	(260,617)	-	(260,617)
Prepaid expenses and other current assets	3,908	(7,980)	-	(4,072)
Accounts payable	(31,651)	71,601	-	39,950
Accrued expenses and other	75	14,787	-	14,862
Income taxes	(36,880)	(34,173)	-	(71,053)
Other	3,010	(2,763)	-	247
Net cash used in operating activities	(25,416)	(60,722)	-	(86,138)

Cash flows from investing activities:
Purchases of property and equipment	(5,036)	(151,274)	-	(156,310)
Purchases of short-term investments	(6,000)	(4,476)	-	(10,476)
Sales of short-term investments	6,000	2,400	-	8,400
Purchases of long-term investments	-	(20,598)	-	(20,598)
Insurance proceeds related to property and equipment	-	1,807	-	1,807
Proceeds from sale of property and equipment	137	538	-	675
Net cash used in investing activities	(4,899)	(171,603)	-	(176,502)

Cash flows from financing activities:
Borrowings under revolving credit facility	952,750	-	-	952,750
Repayments of borrowings under revolving credit facility	(699,750)	-	-	(699,750)
Repayments of long-term obligations, net	234	(9,118)	-	(8,884)
Payment of cash dividends	(31,283)	-	-	(31,283)
Proceeds from exercise of stock options	13,583	-	-	13,583
Repurchases of common stock	(79,947)	-	-	(79,947)
Changes in intercompany note balances, net	(236,152)	236,152	-	-
Tax benefit from stock option exercises	1,881	-	-	1,881
Other financing activities	33	-	-	33
Net cash provided by (used in) financing activities	(78,651)	227,034	-	148,383

Net decrease in cash and cash equivalents	(108,966)	(5,291)	-	(114,257)
Cash and cash equivalents, beginning of period	110,410	90,199	-	200,609
Cash and cash equivalents, end of period	$1,444	$84,908	$-	$86,352

(In thousands)	For the 26 weeks ended July 29, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$140,458	$135,337	$(135,337)	$140,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,848	79,468	-	90,316
Deferred income taxes	(516)	(12,933)	-	(13,449)
Tax benefit from stock option exercises	3,810	-	-	3,810
Equity in subsidiaries’ earnings, net	(135,337)	-	135,337	-
Change in operating assets and liabilities:
Merchandise inventories	-	(84,163)	-	(84,163)
Prepaid expenses and other current assets	2,469	(7,072)	-	(4,603)
Accounts payable	(8,736)	70,949	-	62,213
Accrued expenses and other	(10,508)	24,899	-	14,391
Income taxes	(1,022)	(19,143)	-	(20,165)
Other	3,733	6,475	-	10,208
Net cash provided by operating activities	5,199	193,817	-	199,016

Cash flows from investing activities:
Purchases of property and equipment	(9,799)	(129,795)	-	(139,594)
Purchases of short-term investments	(30,250)	-	-	(30,250)
Sales of short-term investments	72,675	500	-	73,175
Proceeds from sale of property and equipment	18	804	-	822
Net cash provided by (used in) investing activities	32,644	(128,491)	-	(95,847)

Cash flows from financing activities:
Repayments of long-term obligations	(3,043)	(5,140)	-	(8,183)
Payment of cash dividends	(27,596)	-	-	(27,596)
Proceeds from exercise of stock options	18,441	-	-	18,441
Repurchases of common stock	(172,755)	-	-	(172,755)
Changes in intercompany note balances, net	82,511	(82,511)	-	-
Other financing activities	44	-	-	44
Net cash used in financing activities	(102,398)	(87,651)	-	(190,049)

Net decrease in cash and cash equivalents	(64,555)	(22,325)	-	(86,880)
Cash and cash equivalents, beginning of period	127,170	105,660	-	232,830
Cash and cash equivalents, end of period	$62,615	$83,335	$-	$145,950

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Periods

We follow the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The text below contains references to years 2006 and 2005, which represent fiscal years ending or ended February 2, 2007 and February 3, 2006, respectively.  Fiscal 2006 will be a 52-week accounting period and fiscal 2005 was a 53-week accounting period, with the fourth quarterly period which ended February 3, 2006 consisting of 14 weeks.  This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the related notes. It also should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosure set forth in Part II, Item 1A of this report.

Results of Operations

The nature of our business is moderately seasonal.  Historically, sales and net income in the fourth quarter have been higher than sales and net income achieved in each of the first three quarters of the fiscal year.  Expenses, and to a greater extent operating income, vary by quarter.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.  Furthermore, the seasonal nature of our business may affect comparisons between periods.

Executive Overview. For the 13-week period ended August 4, 2006, we had net income of $45.5 million, or $0.15 per diluted share, compared to net income of $75.6 million, or $0.23 per diluted share, for the 13-week period ended July 29, 2005. For the 13-week period, we increased revenue by 9.0%, aided by new stores and a same-store sales increase of 3.2% based on comparable calendar weeks in the prior year. For the 26-week period ended August 4, 2006, we had net income of $93.1 million, or $0.30 per diluted share, compared to net income of $140.5 million, or $0.43 per diluted share, for the 26-week period ended July 29, 2005. For the 26-week period, we increased revenue by 8.9%, aided by new stores and a same-store sales increase of 2.4%. In the 13-week period, our gross profit rate declined by 146 basis points due primarily to certain strategic merchandising initiatives and operating expenses, as a rate to sales, increased by 82 basis points from the prior year period. In the 26-week period, our gross profit rate declined by 140 basis points and operating expenses, as a rate to sales, increased by 57 basis points from the prior year period. Readers should refer to the detailed discussion of operating results below for additional comments on financial performance in the current year periods as compared with the prior year periods. We are disappointed with our second quarter and year-to-date financial results, which fell short of our internal expectations, but we are encouraged by the results of our recent efforts to improve same-store sales and by improvements we are seeing in sales of our seasonal merchandise.

At our recent annual strategic planning session with our Board of Directors, we discussed, among other things, alternatives that may be available to us to improve our operations.  Specifically, additional significant steps that may be taken to accelerate our new merchandising and real estate strategies were considered.

With regard to merchandising, we discussed our historic inventory management and “pack-away” strategies, changes in recent years to those practices and the potential impact on future profitability of an acceleration of our transition away from some of those practices. Under our traditional inventory disposition strategy, we would have carried any remaining prior season inventory forward and would have attempted to adjust future inventory purchases to account for the carryover product.  Beginning in the fourth quarter of 2003, principally at the conclusion of the holiday selling season, we began taking end-of-season markdowns materially in excess of markdowns that had been taken historically to accelerate the disposition of certain holiday-related items, as well as certain other seasonal, home and basic clothing items that had not sold as expected. Although these increased end-of-season markdowns resulted in less pack-away inventory, there is still a pack-away component of our merchandising practices and a significant amount of merchandise from prior seasons remains in many stores. As part of our effort to increase newer product offerings in our stores, we are currently evaluating the potential impact on fiscal 2006 and future periods if we were to seek to aggressively sell-through existing prior seasons’ inventory and institute programs to minimize the carryover, or pack-away, practice in future periods.

            In addition, over the last year we have made significant improvements to the policies, procedures and controls relating to our real estate practices.  We have fully integrated the functions of site selection, lease renewals, relocations, remodels and store closings and have defined and implemented additional criteria for decision-making in those areas. We continue to analyze our real estate performance and to look for ways to further refine and improve our practices. At our strategic planning meeting we decided to take a fresh look at our existing store locations in light of our new practices and consider whether we should further refine our criteria for identifying stores as possible candidates for relocations, remodels and closings. If we do refine these criteria, the number of store closings, relocations or remodels may increase materially from historical levels.

We expect to be in a position to update the investment community on the status of these alternatives before the end of the current fiscal year.

In addition to these strategic efforts, we have made progress in implementing many of the important operating initiatives outlined in our Annual Report on Form 10-K for the 2005 fiscal year as follows:

•

A new store layout has been implemented in 75 of our most recent new, relocated or remodeled stores. Preliminary results of the new layout are encouraging. We are implementing this new format in the majority of new stores remaining to be opened or relocated in fiscal 2006 and are continuing to test the impact of remodeling existing stores.

•

We have continued to focus on improvement in sales performance of same-stores and new stores, including the distribution in March of our first advertising circular in nine years. Knowledge gained from this initial circular was utilized in several follow-up circulars in our second fiscal quarter. Because these circulars have proven effective in driving sales and improving our recent trend in customer traffic, we plan to continue to utilize this tool in the second half of the year during higher traffic retail promotional periods such as holidays. We also have added new merchandise items and implemented other merchandising initiatives, which contributed to our improved sales performance in our second fiscal quarter, particularly in the highly consumable and seasonal merchandise categories. We remain focused on improving sales in our higher margin seasonal, home products, and basic clothing categories.

•

We have continued to invest in the EZstore project, which is designed to reduce store labor and related costs. As of August 4, 2006, approximately 6,775 stores were operating as EZstores, and we are on pace to complete the implementation of this project in all stores by the end of 2006.

•

We have continued to focus on controlling inventory shrink in the stores, which remains above acceptable levels as a percentage of sales.

•

Through August 4, 2006, we opened 294 new stores, including 6 new Dollar General Market® stores, with continued expectations of reaching the 2006 new store goal of 800 traditional Dollar General® stores and current expectations of opening up to 25 Dollar General Market stores. However, partly as a result of enhancements to our site selection and lease negotiation policies and procedures over the past year, the pace of new store openings is behind last year’s pace and behind our fiscal 2006 plan. We expect total new store weeks to continue to be below our plan for our remaining fiscal year. This is likely to result in a shortfall from our original plan in both sales and earnings during the second half of the year.

•

We completed construction of our ninth distribution center (“DC”) in Marion, Indiana and began shipping merchandise from Marion to stores in August.

•

We have continued to invest in our information technology systems with particular emphasis on the development of various projects designed to support our merchandising efforts, including zone pricing, market segmentation, forecasting and merchandise planning.

While we provide no assurance that we will be successful or continue to be successful, as applicable, in executing any or all of these initiatives, and do not guarantee that their successful implementation would result in improved financial performance, management continues to believe that they are appropriate initiatives to consider for the long-term success of the business.

The table below contains results of operations data for the 13-week and 26-week periods ended August 4, 2006 and July 29, 2005, and the dollar and percentage variances among those periods:

(amounts in millions, excluding per share amounts)	13 Weeks Ended		2006 vs. 2005		26 Weeks Ended		2006 vs. 2005
	August 4, 2006	July 29, 2005	Amount change	% change	August 4, 2006	July 29, 2005	Amount change	% change
Net sales by category:
Highly consumable	$1,503.3	$1,351.8	$151.5	11.2%	$2,959.3	$2,673.1	$286.2	10.7%
% of net sales	66.78%	65.43%			67.22%	66.10%
Seasonal	354.3	317.5	36.8	11.6	663.9	592.8	71.1	12.0
% of net sales	15.74%	15.37%			15.08%	14.66%
Home products	214.2	215.1	(1.0)	(0.4)	425.8	426.9	(1.0)	(0.2)
% of net sales	9.51%	10.41%			9.67%	10.56%
Basic clothing	179.3	181.5	(2.3)	(1.3)	353.4	351.0	2.4	0.7
% of net sales	7.96%	8.79%			8.03%	8.68%
Net sales	$2,251.1	$2,066.0	$185.0	9.0%	$4,402.4	$4,043.8	$358.6	8.9%
Cost of goods sold	1,639.5	1,474.5	165.0	11.2	3,206.6	2,889.0	317.7	11.0
% of net sales	72.83%	71.37%			72.84%	71.44%
Gross profit	611.5	591.5	20.0	3.4	1,195.8	1,154.9	40.9	3.5
% of net sales	27.17%	28.63%			27.16%	28.56%
Selling, general and administrative	531.0	470.5	60.5	12.9	1,033.9	926.9	107.1	11.6
% of net sales	23.59%	22.77%			23.49%	22.92%
Operating profit	80.6	121.1	(40.5)	(33.4)	161.9	228.0	(66.1)	(29.0)
% of net sales	3.58%	5.86%			3.68%	5.64%
Interest income	(1.5)	(2.2)	0.7	(32.4)	(3.9)	(4.8)	0.9	(18.1)
% of net sales	(0.06)%	(0.10)%			(0.09)%	(0.12)%
Interest expense	8.9	7.3	1.5	20.8	16.1	13.3	2.8	21.1
% of net sales	0.39%	0.36%			0.37%	0.33%
Income before income taxes	73.2	115.9	(42.7)	(36.9)	149.6	219.5	(69.8)	(31.8)
% of net sales	3.25%	5.61%			3.40%	5.43%
Income taxes	27.7	40.3	(12.6)	(31.3)	56.5	79.0	(22.5)	(28.5)
% of net sales	1.23%	1.95%			1.28%	1.95%
Net income	$45.5	$75.6	$(30.1)	(39.8)%	$93.1	$140.5	$(47.3)	(33.7)%
% of net sales	2.02%	3.66%			2.12%	3.47%

Diluted earnings per share	$0.15	$0.23	$(0.08)	(34.8)%	$0.30	$0.43	$(0.13)	(30.2)%
Weighted average diluted shares	312.6	326.3	(13.7)	(4.2)	313.9	328.8	(14.9)	(4.5)

13 WEEKS ENDED AUGUST 4, 2006 AND JULY 29, 2005

Net Sales.  The $185.0 million increase in net sales resulted primarily from opening additional stores, including 466 net new stores since July 29, 2005, and a same-store sales increase of 3.2% for the 2006 period compared to the 2005 period.  The increase in same-store sales accounted for approximately $63.6 million of the increase in sales while stores opened since the end of the second quarter of 2005 were the primary contributor to the remaining $121.4 million sales increase during the 2006 period.

Beginning in fiscal 2006, we revised our method for determining the stores that are included in our publicly released same-store sales calculations. This methodology for same-store sales calculations includes those stores that have been open at least 13 full fiscal months and remain open at the end of the reporting period.

We monitor our sales internally by the following four major categories: highly consumable, seasonal, home products and basic clothing. The highly consumable category has a lower gross margin than the other three categories and has grown significantly over the past several years. This shift is the result of our strategic efforts to broaden our consumable product offerings and add more recognizable national brands in order to attract customers, but we believe the increase in consumables, as a percent of total sales, has also been affected by changes in customers’ needs and by economic pressures, such as higher gasoline prices, which have resulted in reductions in the percentages of total sales of our home and basic clothing categories. Because of the impact of sales mix on margin, we continually review our merchandise mix and strive to adjust it when appropriate. Maintaining an appropriate sales mix among the four categories is an integral part of achieving our gross profit and sales goals.

Our same-store sales increase in the 2006 period compared to the 2005 period was primarily attributable to increased sales in the highly consumable category, which increased by $151.5 million, or 11.2% overall. An increase in sales of seasonal merchandise of $36.8 million, or 11.6%, also contributed to overall sales growth. Sales in the home products and basic clothing categories declined from the prior year quarter. We believe that increased sales were supported by recent additions to our product offerings and increased promotional activities, including the use of advertising circulars.

Gross Profit.  The gross profit rate declined by 146 basis points in the 2006 period as compared with the 2005 period due to a number of factors, including but not limited to: lower sales (as a percentage of total sales) in our home products and basic clothing categories, which generally have higher average markups; an increase in markdown activity as a percentage of sales primarily as a result of our enhanced promotional activities; lower average mark-ups on our inventory balances at the beginning of the 2006 period as compared with the 2005 period; an increase in our shrink rate; a decrease in the markups on purchases during the period, primarily attributable to the continued increase in sales (as a percentage of total sales) of highly consumable products, including nationally branded products, which generally have lower average markups; and higher transportation expenses primarily attributable to increased fuel costs.

Selling, General and Administrative (“SG&A”) Expense.  The increase in SG&A expense as a percentage of sales in the 2006 period as compared with the 2005 period was due to a number of factors, including but not limited to increases in the following expense categories: advertising costs (increased 147%) due primarily to the distribution of several advertising circulars in the current year period; utilities (increased 19%) due primarily to higher electricity costs; store occupancy costs (increased 12%) due primarily to higher average monthly rentals associated with our leased store locations; administrative labor costs (increased 29%) due primarily to recent additions to our executive team and the expensing of stock options; and employee insurance benefits (increased 42%) due primarily to a $2.6 million reduction in the prior year period’s estimate of incurred but not reported health claims based upon review and recommendation by our outside actuary. These increases were partially offset by a reduction of the incentive bonus accrual (decreased 68%) as compared to the prior year period.

Interest Income. The reduction in interest income in the 2006 period compared to the 2005 period was due primarily to a reduction in investments balances and the termination of notes receivable resulting from the acquisition of the South Boston DC, each of which reduced interest income by $0.3 million.

Interest Expense.  The increase in interest expense in the 2006 period compared to the 2005 period is due primarily to an increase in borrowings under our revolving credit facility, which increased interest expense by $2.3 million. This increase was partially offset by an increase in capitalized interest (which reduces reported interest expense) of $0.9 million, related to the construction of our new DC in Marion, Indiana.

Income Taxes.

  The effective income tax rates for the 2006 and 2005 periods were 37.9% and 34.8%, respectively.  In recent years, we have derived a significant benefit from federal jobs credits for newly hired employees.  Federal laws that provided for a significant portion of these credits expired on December 31, 2005.  We currently anticipate that Congress will renew these credit programs on a retroactive basis, but we cannot guarantee that renewal.  The increase in the effective tax rate is a result of the expiration of these jobs credits, a 2006 tax law change that reduced previously recorded deferred tax assets related to our operations in the state of Texas, reduced state tax credits related principally to our new DCs and the non-recurrence in 2006 of benefits realized in 2005 related to an internal corporate restructuring.  We anticipate that our annualized effective tax rate, excluding non-recurring items, will be approximately 37.2% should the federal jobs credit programs not be re-enacted retroactively and approximately 36.7% if re-enactment is approved on a retroactive basis.  The actual 2006 second quarter effective income tax rate exceeded the anticipated fiscal 2006 effective income tax rate (excluding the benefit of certain jobs credits) due principally to the change in state tax law enacted during the quarter, as noted above, in the state of Texas.

26 WEEKS ENDED AUGUST 4, 2006 AND JULY 29, 2005

Net Sales.  The increase in net sales of $358.6 million resulted primarily from opening 466 net new stores since July 29, 2005 and a same-store sales increase of 2.4% for the 2006 period compared to the 2005 period.  The increase in same-store sales accounted for $95.6 million of the increase in sales while stores opened since the end of the second quarter of 2005 were the primary contributors to the remaining $263.0 million sales increase during the 2006 period.

Our sales increase in the 2006 period compared to the 2005 period was primarily attributable to a $286.2 million, or 10.7%, increase in the highly consumable category and a $71.1 million, or 12.0%, increase in the seasonal category. We believe that increased sales were supported by recent additions to our product offerings and increased promotional activities, including the use of advertising circulars.

Gross Profit.  The gross profit rate declined by 140 basis points in the 2006 period as compared with the 2005 period due to a number of factors, including but not limited to: a decrease in the markups on purchases during the period, primarily attributable to the continued increase in sales (as a percentage of total sales) of highly consumable products, which generally have lower average markups; an increase in markdown activity as a percentage of sales primarily as a result of our enhanced promotional activities; lower sales (as a percentage of total sales) in our home products and basic clothing categories, which have higher average markups; higher transportation expenses primarily attributable to increased fuel costs; and an increase in our shrink rate. These factors were partially offset by higher average mark-ups on our beginning inventory in the 2006 period as compared with the 2005 period. The increased average mark-up on beginning inventory represents the cumulative impact of higher margin purchases over time.

In the 2006 period our shrink, expressed in retail dollars as a percentage of sales, was 3.30% compared to 3.12% in the 2005 period.

SG&A Expense.  The increase in SG&A expense as a percentage of sales in the 2006 period as compared with the 2005 period was due to a number of factors, including but not limited to increases in the following expense categories: advertising costs (increased 219%) due to the distribution of several advertising circulars in the current year period; store occupancy costs (increased 13%) primarily due to higher average monthly rentals associated with our leased store locations; and administrative labor costs (increased 27%) primarily due to recent additions to our executive team and the expensing of stock options. These increases, as a percentage of sales, were partially offset by the reduction of the incentive bonus accrual (decreased 45%) as compared to the prior year period.

Interest Income. The reduction in interest income in the 2006 period compared to the 2005 period was due primarily to a reduction in investments balances, which reduced interest income by $0.4 million, and the termination of notes receivable resulting from the acquisition of the South Boston DC, which resulted in a reduction in interest income of $0.3 million.

Interest Expense.  The increase in interest expense in the 2006 period compared to the 2005 period is due primarily to an increase in borrowings under our revolving credit facility, which increased interest expense by $2.4 million, and an increase in interest expense on income tax contingencies of $0.9 million. These increases were partially offset by an increase in capitalized interest (which reduces reported interest expense) of $0.6 million, related to the construction of our new DC in Marion, Indiana.

Income Taxes.  The effective income tax rate for the 2006 period was 37.8% compared to 36.0% in the 2005 period.  The increase in the effective income tax rate is a result of the December 31, 2005 expiration of the federal laws which allow us to claim certain federal jobs credits for newly hired employees, a 2006 tax law change that reduced previously recorded deferred tax assets related to our operations in the state of Texas, reduced state tax credits related principally to our new DCs and the non-recurrence in 2006 of benefits realized in 2005 related to an internal corporate restructuring.

Recently Adopted Accounting Standard

Prior to February 4, 2006, we accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Because stock options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, employee compensation cost related to stock options generally was not reflected in net income prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The Compensation Committee of our Board of Directors took action to accelerate the vesting, effective February 3, 2006, of most of our outstanding stock options granted prior to January 24, 2006. The Compensation Committee took this action primarily to reduce non-cash compensation expense to be recorded in future periods under the provisions of SFAS 123(R). However, the Committee also believed this decision benefited employees.

Effective February 4, 2006, we adopted SFAS 123(R) using the modified prospective transition method and began recognizing compensation expense for our share-based payments based on the fair value of the awards on the grant date. For the 13-week period ended August 4, 2006, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense (a component of SG&A expense) and a corresponding reduction of pre-tax income of $0.8 million, a reduction of net income of $0.5 million, and a reduction in basic and diluted earnings per share of less than $0.01.  For the 26-week period ended August 4, 2006, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense and a corresponding reduction of pre-tax income of $1.9 million, a reduction of net income of $1.2 million, and a reduction in basic and diluted earnings per share of less than $0.01.

We estimate the fair value of stock options using the Black-Scholes-Merton option pricing model for all option grants. We estimate the expected term using a computation based on an assumption that outstanding options will be exercised approximately halfway through their contractual term, taking into consideration such factors as grant date, expiration date, weighted-average time-to-vest, actual exercises and post-vesting cancellations. We calculate volatility assumptions using actual historical changes in the market value of the stock and implied volatility based upon traded options, weighted equally. We believe that this methodology provides the best indicator of future volatility.

Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will require companies to assess each income tax position taken using a two step process.  A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities.  If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.  The interpretation applies to income tax expense as well as any related interest and penalty expense.

FIN 48 requires that changes in tax positions recorded in a company’s financial statements prior to the adoption of this interpretation be recorded as an adjustment to the opening balance of retained earnings for the period of adoption.  FIN 48 will generally be effective for public companies for the first fiscal year beginning after December 15, 2006.  We anticipate adopting the provisions of this interpretation during the first quarter of fiscal 2007.  No determination has yet been made regarding the materiality of the potential impact of this interpretation on our consolidated financial position or results of operations.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments.  At August 4, 2006, we had total debt (including the current portion of long-term obligations) of $525.7 million and $86.4 million of cash and cash equivalents, compared with total debt of $278.7 million and $200.6 million of cash and cash equivalents at February 3, 2006.  Our net debt position increased during the first 26 weeks of 2006 due primarily to purchases of inventory, property and equipment, and repurchases of common stock, all as further described below.

Our inventory balance represented approximately 53% of our total assets as of August 4, 2006.  Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given period or fiscal year.  In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Inventory purchases during the 26-week period ended August 4, 2006 were impacted by fiscal 2006 planogram changes and increased purchases for our recent advertising campaigns to ensure adequate quantities of promotional merchandise, as described in more detail below. Inventory turns, calculated on a rolling annualized basis using balances from each quarter, were 4.1 times for the period ended August 4, 2006 (a 53-week period) compared to 4.0 times for the period ended July 29, 2005.

As described in Note 5 to the Condensed Consolidated Financial Statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments.  Adverse developments in those actions could materially and adversely affect our liquidity.  We also have certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates.”  Estimates of these contingent liabilities are included in our Condensed Consolidated Financial Statements when determined to be probable and estimable.  However, future negative developments could have a material adverse effect on our liquidity.

On September 30, 2005, our Board of Directors authorized a repurchase program for up to 10 million shares of our outstanding common stock, which was scheduled to expire on September 30, 2006.   We completed this program in the first quarter of fiscal 2006.

In June 2006, we amended our existing revolving credit facility.  The amended credit facility has a maximum commitment of $400 million (subject to increase to $500 million upon our mutual agreement with the lenders) and expires in June 2011.  In addition to revolving loans, the amended credit facility includes a $15 million swingline loan sub-limit and a $75 million letter of credit sub-facility.  Outstanding swingline loans and letters of credit reduce the borrowing capacity under the amended credit facility.

At August 4, 2006, we had total outstanding borrowings under the amended credit facility of $253.0 million, which were comprised entirely of revolving loans.  At that date, we had no letters of credit outstanding under the amended credit facility.  At August 4, 2006, we were in compliance with all financial covenants contained in the amended credit facility.

We anticipate that at any given time through November 30, 2006 our total outstanding borrowings under the amended credit facility will not exceed $300 million. We currently intend to use amounts borrowed under the amended credit facility primarily to finance our working capital needs and capital expenditures.  The amount of borrowings under the amended credit facility may fluctuate materially, particularly given the seasonality of our business, depending on various factors, including the time of year, our need to acquire merchandise inventory, our decision to repay outstanding borrowings under the amended credit facility, changes to our merchandising plans and initiatives, changes to our capital expenditure plans and the occurrence of other events or transactions that may require funding through the amended credit facility.

We have $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010.  This indebtedness was incurred to assist in funding our growth.  Interest on the notes is payable semi-annually on June 15 and December 15 of each year.  We may seek, from time to time, to retire the notes through cash purchases on the open market, in privately negotiated transactions or otherwise.  These repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Terms of our outstanding debt obligations could limit our ability to incur additional debt financing.  The amended credit facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth ($1.4 billion at August 4, 2006). Our outstanding notes discussed above place certain specified limitations on secured debt and on our ability to execute sale-leaseback transactions.  We do not believe that any existing limitations on our ability to incur additional indebtedness will have a material impact on our liquidity.

At August 4, 2006 and February 3, 2006, we had commercial letter of credit facilities totaling $200.0 million and $195.0 million, respectively, of which $177.4 million and $85.1 million, respectively, were outstanding for the funding of imported merchandise purchases.

We believe that our existing cash balances, anticipated cash flows from operations, the amended credit facility and our anticipated ongoing access to the capital markets, if necessary, are sufficient to meet our currently foreseeable liquidity and capital resource needs.

Cash flows from operating activities.  The most significant component of the change in cash flows from operating activities in the 2006 period as compared to the 2005 period was caused by an increase in inventory balances. The most significant change in inventory levels occurred in the seasonal category, which increased by 24% in the 2006 period as compared to a 2% decline in the 2005 period. In addition, the highly consumable category increased by 20% in the 2006 period as compared to a 14% increase in the 2005 period, and the home products category increased by 17% in the 2006 period as compared to a 3% increase in the 2005 period. The decline in net income, as described in more detail above, also was a significant contributor to the decline in cash flows from operating activities.

Our inventory balance grew beyond planned levels in the quarter as a result of several factors. First, our new advertising campaigns prompted additional purchases of inventory to ensure adequate quantities in the stores. Although we believe the advertising circulars aided sales, the sell-through of the promotional inventory was below our expectations. The majority of this excess inventory is in the highly consumable category and is expected to be sold in the normal course of business. Second, major planogram changes that occurred in the quarter added additional national brands to our merchandise offerings. Although we believe this new inventory generally helps to broaden the appeal of our stores, we are continuing to analyze the impact of these new items on our financial performance. We plan to eliminate lower performing new items and to refine product assortments in the second half of the year. Finally, seasonal inventory purchases, including automotive, grills and accessories, and back-to-school merchandise, increased in the quarter. However, back-to-school sales in July fell below our expectations. We are implementing plans to reduce current inventory levels and to better align inventory growth  with sales increases by the end of the fiscal year.

Cash flows from investing activities.  Significant components of our property and equipment purchases in the 2006 period included the following approximate amounts: $43 million for the EZstore project; $36 million for distribution and transportation-related capital expenditures (primarily related to our new DC in Marion, Indiana); $28 million for new stores; and $19 million for capital projects in existing stores.  During the 2006 period, we opened 294 new stores.

Significant components of property and equipment purchases in the 2005 period included the following approximate amounts: $41 million for distribution and transportation-related capital expenditures; $38 million for new stores; $27 million for the EZstore project; and $13 million for systems-related capital projects.  During the 2005 period, we opened 438 new stores.

Net purchases of short-term and long-term investments of $2.1 million and $20.6 million, respectively, during the 2006 period relate primarily to our captive insurance subsidiary. Net sales of short-term investments increased net cash from investing activities by $42.9 million in the 2005 period and primarily reflected our investment activities in tax-exempt auction market securities.

Capital expenditures for the 2006 fiscal year are projected to be in the range of $300 million to $350 million.  We anticipate funding our 2006 capital requirements with cash flows from operations and the amended credit facility, if necessary.

Cash flows from financing activities.  During the 2006 period, we borrowed $253.0 million, net of repayments, under our revolving credit facility. We repurchased approximately 4.5 million shares of our common stock during the 2006 period at a total cost of $79.9 million, and repurchased approximately 8.4 million shares of our common stock during the 2005 period at a total cost of $172.8 million. We paid cash dividends of $31.3 million and $27.6 million, or $0.10 and $0.085 per share, respectively, on our outstanding common stock during the 2006 and 2005 periods. These uses of cash were offset by stock option proceeds of $13.6 million and $18.4 million, respectively, during the 2006 and 2005 periods.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  In addition to the estimates presented below, there are other items within our financial statements that require estimation, but are not deemed critical as defined below. We believe these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

Management believes the following policies and estimates are critical because they involve significant judgments, assumptions, and estimates. Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented below relating to those policies and estimates.

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method.  Under our retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales.  The RIM is an averaging method that has been widely used in the retail industry due to its practicality.  Also, it is recognized that the use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.

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

To reduce the potential of such distortions in the valuation of inventory, we expanded the number of departments we utilize for our gross profit calculation from 10 to 23 in 2005. Other factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and the utilization of an independent statistician to assist in the LIFO sampling process and index formulation. Also, on an ongoing basis, we review and evaluate the salability of our inventory and record LCM reserves, if necessary.

We calculate our shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales at each retail store, at a department level, and is determined by dividing the book-to-physical inventory adjustments recorded during the previous twelve months by the related sales for the same period for each store. To the extent that subsequent physical inventories yield different results than this estimated accrual, our effective shrink rate for a given reporting period will include the impact of adjusting the estimated results to the actual results. Although we perform physical inventories in virtually all of our stores on an annual basis, the same stores do not necessarily get counted in the same reporting periods from year to year, which could impact comparability in a given reporting period.

The operational initiatives discussed in the Executive Overview section above could result in changes to the judgments and estimates inherent in our merchandise inventory valuation process.

Property and Equipment.  Property and equipment are recorded at cost. We group our assets into relatively homogeneous classes and generally provide for depreciation on a straight-line basis over the estimated average useful life of each asset class, except for leasehold improvements, which are amortized over the shorter of the applicable lease term or the estimated useful life of the asset. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. Property and equipment are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The operational initiatives discussed in the Executive Overview section above could result in changes to the judgments and estimates inherent in our property and equipment accounting practices.

Insurance Reserves.  We retain a significant portion of the risk for our workers’ compensation, employee health insurance, general liability, property loss and automobile coverage. These costs are significant primarily due to the large employee base and number of stores. Provisions are made to this insurance liability on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed by independent actuaries utilizing historical claim trends. If future claim trends deviate from recent historical patterns, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

Contingent Liabilities – Income Taxes. We are subject to routine income tax audits that occur periodically in the normal course of business. We estimate our contingent income tax liabilities based on our assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities. The contingent liabilities are estimated based on both historical audit experiences with various state and federal taxing authorities and our interpretation of current income tax-related trends. The adoption of FIN 48 in fiscal 2007 is expected to have an impact on our estimates of contingent income tax liabilities. If our income tax contingent liability estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results.

Contingent Liabilities - Legal Matters. We are subject to legal, regulatory and other proceedings and claims. We establish reserves, if any, for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in our financial statements and SEC filings, management’s view of our exposure. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss.  We re-evaluate these assessments each quarter or as new and significant information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). See Note 5 to the Condensed Consolidated Financial Statements.

Lease Accounting. The majority of our stores are subject to short-term leases (usually with initial or primary terms of 3 to 5 years) with multiple renewal options when available.  We also have stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. Approximately half of our stores have provisions for contingent rentals based upon a percentage of defined sales volume.  We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We recognize rent expense over the term of the lease.  We record minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that we take physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures.  When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.  We also receive tenant allowances, which we record in deferred incentive rent and amortize as a reduction to rent expense over the term of the lease.  We reflect as a liability any difference between the calculated expense and the amounts actually paid. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset. The operational initiatives discussed in the Executive Overview section above could result in changes to the judgments and estimates inherent in our lease accounting practices.

Impairment of Long-Lived Assets. When indicators of impairment are present, we evaluate the carrying value of long-lived assets, other than goodwill, in relation to the operating performance and future undiscounted cash flows or the appraised values of the underlying assets.  We may adjust the net book value of the underlying assets based upon this cash flow analysis compared to the book value and may also consider appraised values.  Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.  We also record impairment charges to reduce the carrying value of certain of our stores’ assets as deemed necessary due to negative sales trends and cash flows. The operational initiatives discussed in the Executive Overview section above could result in changes to the judgments and estimates inherent in our accounting practices for long-lived assets.

Share-Based Payments. Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include the term that the options are expected to be outstanding, an estimate of the volatility of our stock price, applicable interest rates and the dividend yield of our stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2006.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e), as of August 4, 2006.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of August 4, 2006.

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) identified in connection with the evaluation of our internal control over financial reporting as required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended August 4, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information contained in Note 5 to the Condensed Consolidated Financial Statements under the heading “Legal proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.

RISK FACTORS

Forward-Looking Statements / Risk Factors

Certain of the discussions in this report and in the documents incorporated by reference into this report may express or imply projections of revenues or expenditures; plans and objectives for future operations, growth or initiatives (such as expectations regarding our fiscal 2006 new store growth, implementation of our EZstore project, our advertising and merchandising plans, the expected sale of inventory and our plans with respect to product assortment and inventory levels, and other potential initiatives discussed in the “Results of Operations – Executive Overview” section in Part I, Item 2 above); expected future economic performance; the expected outcome or impact of pending or threatened litigation; our effective tax rate and the anticipated renewal of federal jobs tax credits; or the anticipated levels of borrowings under our amended credit facility and the expected use of those funds. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors that may cause our actual performance to differ materially from that expressed or implied by these statements.  Readers should evaluate all forward-looking information in the context of these risks, uncertainties and other factors. In addition, the words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements.

We believe the assumptions underlying our forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those that are projected.  Factors and risks that may cause actual results to differ from this forward-looking information include, but are not limited to, those listed below, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” in Part I, Item 2 above or, from time to time, in our SEC filings, press releases and other communications.  These factors and risks do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. If any of these identified or unidentified risk factors occur, our business, results of operations or financial condition could be materially adversely affected, the trading price of our securities could decline, and investors might lose all or part of their investment.

Except with respect to the enhanced disclosures relating to the risk to store growth and sales that would be presented if we were to close a material number of stores, the risk of failing to achieve an acceptable return on investment in connection with our strategic and operating initiatives and the risks associated with our increased property insurance deductibles, as well as the additional disclosure regarding the risks associated with exceeding our anticipated borrowings under our amended credit facility, there have been no significant changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2006, as modified by the disclosure contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2006.

We caution readers not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date.  We have no obligation, and do not intend, to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.  We advise readers, however, to consult any further disclosures we may make on related subjects in the documents we file with or furnish to the SEC or in our other public disclosures.

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to selectively disclose to them any material nonpublic information or other confidential commercial information. Shareholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report, as we also have a policy against confirming information issued by others. Thus, to the extent that reports issued by securities analysts contain any financial projections, forecasts or opinions, such reports are not our responsibility.

Our profitability is affected by the mix of merchandise that we sell.  In recent years, the percentage of our sales of highly consumable products to total sales has increased, and the percentage of our sales of seasonal, home products and basic clothing merchandise to total sales has decreased.  The highly consumable category typically accounts for the lowest gross profit rate.  Our gross profit margin could decrease if the percentage of highly consumable products we sell continues to increase or if customers shift their spending to lower margin items.

Our financial performance is highly sensitive to changes in overall economic conditions that may impact consumer spending and our costs of doing business.  A general slowdown in the United States economy or rising personal debt levels may adversely affect the spending of our consumers, which would likely result in lower net sales than expected on a quarterly or annual basis.  Economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, inflation, interest rates, and tax rates, could also adversely affect our business by reducing consumer spending, causing consumers to reduce or consolidate the number of shopping trips they make or causing consumers to shift their spending to other products.  We might be unable to anticipate these buying patterns and implement appropriate inventory strategies, which would adversely affect our sales and gross profit performance.  In addition, continued increases in fuel and energy costs would increase our transportation costs and overall cost of doing business and could adversely affect our financial statements as a whole.

The inability to execute strategic and operating initiatives or to achieve an acceptable return on those investments could negatively affect our future operating and financial results. We are involved in a significant number of strategic and operating initiatives that have the potential to be disruptive in the short term if they are not implemented effectively.  Ineffective implementation or execution of some or all of these initiatives could also negatively impact our future financial results. If we are unsuccessful in achieving an acceptable return on investment, it could have a material adverse effect on our business and results of our operations. Please reference the discussion of the initiatives in the “Results of Operations – Executive Overview” section in Part I, Item 2 above.

Because our business is moderately seasonal, with the highest portion of sales occurring during the fourth quarter, adverse events during the fourth quarter could materially affect our financial statements as a whole. We realize a significant portion of our net sales and net income during the Christmas selling season in the fourth quarter.  In anticipation of this holiday, we purchase substantial amounts of seasonal inventory and hire many temporary employees.  A seasonal merchandise inventory imbalance could result if for any reason our net sales during the Christmas selling season were to fall below seasonal norms.  If such an imbalance were to occur, more markdowns than anticipated might be required to minimize the imbalance. Our profitability and operating results could be adversely affected by unanticipated markdowns and by lower than anticipated sales. Lower than anticipated sales in the Christmas selling season would also negatively impact our ability to leverage the increased labor costs.

Competition in the retail industry could limit our growth opportunities and reduce our profitability.  We operate in the discount retail merchandise business, which is highly competitive.  We compete for customers, merchandise, real estate, locations and employees.  This competitive environment subjects us to various risks, including the risk that we will be unable to continue our store and sales growth, the risk that we will be unable to provide attractive merchandise to our customers at attractive prices that allow us to maintain our profitability, and the risk of reduced profitability because of the lower prices, and thus the lower margins, required to maintain our competitive position.  We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores.  These other retail companies operate stores in many of the areas where we operate.  Our direct competitors in the dollar store retail category include, without limitation, Family Dollar, Dollar Tree, Fred’s, and various local, independent operators.  Competitors from other retail categories include Wal-Mart and Walgreens, among others.  Some of our competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and our results of operations could be adversely affected if we do not respond effectively to these efforts.

The discount retail merchandise business is subject to excess capacity, and some of our competitors are much larger and have substantially greater resources than we do.  The competition for customers has intensified in recent years as larger competitors, such as Wal-Mart, have moved into, or increased their presence in, our geographic markets.  We remain vulnerable to the marketing power and high level of consumer recognition of these major national discount chains and to the risk that these chains or others could venture into the “dollar store” industry in a significant way.  Generally, we expect an increase in competition.

Our financial performance could be adversely affected if our merchandising, marketing and advertising programs are not as effective as management anticipates or if the cost of those efforts materially exceeds management’s estimates.  We periodically undertake new programs and refine existing programs to increase our net sales and customer base. We may be adversely impacted if these merchandising, marketing and advertising programs fail to attract additional customers into our stores or if the merchandising programs we implement are not as effective as planned.  We have historically engaged in limited advertising and marketing efforts, and in 2005 advertising expenses were less than 1% of sales.  As part of our initiatives to improve net sales, we may execute a variety of new marketing, promotional and/or advertising strategies.  If these initiatives are not effective in producing sufficient additional sales, or if the cost of these programs exceeds management’s estimates, our financial performance could be adversely affected.

Natural disasters, pandemic outbreaks, unusually adverse weather conditions or boycotts could adversely affect our net sales or financial condition and supply chain efficiency.  Unusually adverse weather conditions, natural disasters, pandemic outbreaks, boycotts or similar disruptions, especially during the peak Christmas selling season, but also at other times, could significantly reduce our net sales or adversely affect our financial condition.  These types of events could also result in physical damage to one or more of our properties, the temporary or permanent closure of one or more stores or distribution centers or the temporary lack of an adequate work force in a market.  In addition, these disruptions could also adversely affect our supply chain efficiency and make it more difficult for us to obtain sufficient quantities of merchandise from our suppliers.

Existing military efforts and the possibility of war and acts of terrorism could disrupt our information or distribution systems or increase our costs of doing business. Existing U.S. military efforts, as well as the involvement of the United States in other military engagements, or a significant act of terrorism on U.S. soil or elsewhere, could adversely impact us by, among other things, disrupting our information or distribution systems; causing dramatic increases in fuel prices thereby increasing the costs of doing business; or impeding the flow to us of imports or domestic products.

Our business is dependent on our ability to obtain attractive pricing and other terms from our vendors.  We believe that we have generally good relations with our vendors and that we are generally able to obtain attractive pricing and other terms from vendors. However, if we fail to maintain good relations with our vendors, we may not be able to obtain attractive pricing with the consequence that our net sales or profit margins would be reduced.  Also, prolonged or repeated price increases of certain raw materials could affect our vendors’ product costs and, ultimately, our profitability. Our ability to pass on incremental pricing changes may be limited due to operational and competitive factors, which could negatively affect our profitability and sales.

We are dependent upon the smooth functioning of our distribution network, the capacity of our DCs, and the timely receipt of inventory.  We rely upon the ability to replenish depleted inventory through deliveries to our DCs from vendors and from the DCs to our stores by various means of transportation, including shipments by air, sea and truck. Labor shortages in the transportation industry could negatively affect transportation costs. In addition, long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect our business.  We also may face difficulty in obtaining needed inventory from our vendors because of interruptions in production, adverse weather conditions, outbreaks of pandemics, foreign trade restrictions or government regulations, geo-political events such as civil unrest in a country in which our suppliers are located, or for other reasons, which would adversely affect our sales. Moreover, if we were unable to achieve functionality of new DCs in the time frame expected, our ability to achieve the expected growth could be inhibited.

Construction and expansion projects relating to our DCs entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases.  The completion dates and ultimate costs of these projects could differ significantly from initial expectations due to construction-related or other reasons.  We cannot guarantee that any project will be completed on time or within established budgets.

Our success depends to a significant extent upon the abilities of our senior management team and the performance of our employees. The loss of services of key members of our senior management team or of certain other key employees could negatively affect our business.  The risk of key employee turnover intensifies as a greater number of public corporations locate in the vicinity of our headquarters. In addition, future performance will depend upon our ability to attract, retain and motivate qualified employees to keep pace with our expansion schedule. The inability to do so may limit our ability to effectively penetrate new market areas. Also, our stores are decentralized and are managed through a network of geographically dispersed management personnel.  Our inability to effectively and efficiently operate our stores and distribution centers, including the ability to control losses resulting from inventory and cash shrinkage, may negatively impact our sales and/or operating margins.

Our growth will be impeded, which would adversely affect sales, if we cannot open new stores on schedule, or if we close a material number of stores. Our growth is dependent on both increases in sales in existing stores and the ability to open new stores. Delays in store openings or an inability for other reasons to open stores as and when planned, or a material number of store closings could adversely affect our operations by slowing new store growth, which in turn could reduce our revenue growth.  Our ability to timely open new stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the ability to negotiate favorable lease terms; the ability to hire and train new personnel, especially store managers; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors are beyond our control. In addition, we may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new stores or expanding profitably.

The efficient operation of our business is heavily dependent on our information systems. We depend on a variety of information technology systems for the efficient functioning of our business.  We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business.  The software programs supporting many of our systems were licensed to us by independent software developers.  The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. We also rely heavily on our information technology staff.  If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

Our cost of doing business could increase as a result of changes in federal, state or local regulations.  Unanticipated changes in the federal or state minimum wage or living wage requirements or changes in other wage or workplace regulations could adversely affect our ability to meet financial targets.  In addition, changes in federal, state or local regulations governing the sale of our products, particularly “over-the-counter” medications or health products, could increase our cost of doing business and could adversely affect our sales results. Also, our inability to comply with these regulatory changes in a timely fashion or to adequately execute a required recall could result in significant fines or penalties that could affect our financial statements as a whole.

Unanticipated increases in insurance costs or loss experience could negatively impact profitability.  The costs of some insurance (workers’ compensation insurance, general liability insurance, health insurance and property insurance) and loss experience have risen in recent years. Higher than expected increases in these costs or other insurance costs or unexpected escalations in our loss rates could have an unanticipated negative impact on our profitability.  In addition, to mitigate the increases in property insurance premiums resulting from increased hurricane activity in recent years, we substantially increased the deductibles under our property insurance policies.  Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for losses up to the amount of our deductibles.  If we experience a greater number of these losses than we anticipate, our profitability could be adversely impacted.

We are subject to certain legal proceedings that may adversely affect our financial statements as a whole.  We are involved in a number of legal proceedings, which include, for instance, consumer, employment, tort and other litigation.   Certain of these lawsuits, if decided adversely to us or settled, may result in liability material to our financial statements as a whole or may negatively impact our operating results if changes to the operation of our business are required.  Please see Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 above for further details regarding certain of these pending matters.

We may be unable to rely on liability indemnities given by foreign vendors which could adversely affect our financial statements as a whole. We import approximately 12% of our merchandise globally. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations.  Our ability to obtain sufficient indemnification from the manufacturers of these products may be hindered by the manufacturers’ lack of understanding of U.S. product liability or other laws, which may make it more likely that we may be required to respond to claims or complaints from customers as if we were the manufacturer of the products.  Any of these circumstances could have a material adverse effect on our business and financial statements as a whole.

We are subject to interest rate risk which could impact profitability.  We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. Changes in interest rates could have an unanticipated negative impact on our profitability.

Our profitability could decline if we substantially exceed our anticipated borrowings under our amended credit facility.  The amount of borrowings under our amended credit facility may fluctuate materially, particularly given the seasonality of our business, depending on various factors, including the time of year, our need to acquire merchandise inventory, changes to our merchandising plans and initiatives, changes to our capital expenditure plans and the occurrence of other events or transactions that may require funding through the amended credit facility. If these borrowings under our amended credit facility exceed our anticipated levels, our interest expense would increase beyond our expectations and a decrease in our profitability could result.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made during the quarter ended August 4, 2006 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/06/06-05/31/06	-	-	-	-
06/01/06-06/30/06	974	$16.10	-	-
07/01/06-08/04/06	604	$13.15	-	-
Total	1,578	$14.97	-	-

(a)  Includes 1,313 shares purchased in open market transactions in satisfaction of our obligations under certain employee benefit plans and 265 shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Shareholders’ Meeting was held on May 31, 2006.  Proxies for that meeting were solicited in accordance with Regulation 14A of the Exchange Act. There was no solicitation in opposition to management’s nominees and each of those nominees was elected to serve a one-year term. The voting results on each matter at the meeting are set forth below:

(a)

Proposal 1—Election of Directors

	For	Withhold Authority
David L. Beré	267,523,185	16,698,448
Dennis C. Bottorff	271,563,618	12,658,015
Barbara L. Bowles	279,879,210	4,342,423
Reginald D. Dickson	267,005,366	17,216,267
E. Gordon Gee	261,592,336	22,629,298
Barbara M. Knuckles	279,396,499	4,825,134
David A. Perdue	278,352,402	5,869,231
J. Neal Purcell	279,916,260	4,305,373
James D. Robbins	279,957,234	4,264,399
David M. Wilds	270,768,426	13,453,207

(b)

Proposal 2—Approval of Amendments to the Dollar General Corporation 1998 Stock Incentive Plan regarding annual grant limits and the performance criteria which can be used in connection with performance-based awards

For	Against	Abstain
257,161,180	24,763,644	2,296,805

(c)

Proposal 3—Ratification of the Appointment of Ernst & Young LLP as Independent Auditors

For	Against	Abstain
281,615,859	513,006	2,092,766

ITEM 6.

EXHIBITS

See the Exhibit Index immediately following the signature page, which Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date: August 31, 2006	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Dollar General Corporation 1998 Stock Incentive Plan (As Amended and Restated effective as of May 31, 2006) (incorporated by reference to our Current Report on Form 8-K dated May 31, 2006, filed June 2, 2006).

10.2

Second Amended and Restated Revolving Credit Agreement, dated as of June 28, 2006, by and among Dollar General Corporation, the lenders from time to time parties thereto, SunTrust Bank, Bank of America, N.A., Keybank National Association, Regions Bank and U.S. Bank National Association (incorporated by reference to our Current Report on Form 8-K dated June 28, 2006, filed July 3, 2006).

10.3

Form of Restricted Stock Unit Award Agreement and Election Forms in connection with restricted stock unit grants made to outside directors pursuant to the Dollar General Corporation 1998 Stock Incentive Plan.

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.