Form 10-Q
period 2006-11-03
DOLLAR GENERAL CORP
filed 2006-12-12
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2006

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

The number of shares of common stock outstanding on December 6, 2006 was 312,033,049.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 3, 2006	February 3, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$90,914	$200,609
Short-term investments	29,400	8,850
Merchandise inventories	1,676,057	1,474,414
Deferred income taxes	49,627	11,912
Prepaid expenses and other current assets	71,993	67,140
Total current assets	1,917,991	1,762,925
Net property and equipment	1,246,890	1,192,172
Other assets, net	41,422	37,090
Total assets	$3,206,303	$2,992,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$8,473	$8,785
Accounts payable	517,443	508,386
Accrued expenses and other	406,761	372,920
Income taxes payable	15,826	43,706
Total current liabilities	948,503	933,797
Long-term obligations	495,339	269,962
Deferred income taxes	59,520	67,633

Shareholders’ equity:
Preferred stock	-	-
Common stock	156,024	157,840
Additional paid-in capital	477,687	462,383
Retained earnings	1,069,472	1,106,165
Accumulated other comprehensive loss	(659)	(794)
Other shareholders’ equity	417	(4,799)
Total shareholders’ equity	1,702,941	1,720,795
Total liabilities and shareholders’ equity	$3,206,303	$2,992,187

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	November 3, 2006	October 28, 2005	November 3, 2006	October 28, 2005
Net sales	$2,213,396	$2,057,888	$6,615,836	$6,101,733
Cost of goods sold	1,686,949	1,478,872	4,893,581	4,367,838
Gross profit	526,447	579,016	1,722,255	1,733,895
Selling, general and administrative	523,108	477,404	1,557,054	1,404,292
Operating profit	3,339	101,612	165,201	329,603
Interest income	(885)	(1,670)	(4,792)	(6,442)
Interest expense	10,904	5,321	27,024	18,633
Income (loss) before income taxes	(6,680)	97,961	142,969	317,412
Income taxes	(1,395)	33,536	55,116	112,529
Net income (loss)	$(5,285)	$64,425	$87,853	$204,883

Earnings (loss) per share:
Basic	$(0.02)	$0.20	$0.28	$0.63
Diluted	$(0.02)	$0.20	$0.28	$0.63

Weighted-average common shares outstanding:
Basic	312,049	319,520	312,664	323,855
Diluted	312,049	321,443	313,588	326,334

Dividends per share	$0.050	$0.045	$0.150	$0.130

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	November 3, 2006	October 28, 2005

Cash flows from operating activities:
Net income	$87,853	$204,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,911	137,817
Deferred income taxes	(45,828)	293
Tax benefit from stock option exercises	(1,898)	4,009
Noncash inventory adjustments and asset impairments (see Note 2)	79,213	-
Change in operating assets and liabilities:
Merchandise inventories	(272,876)	(198,030)
Prepaid expenses and other current assets	(4,853)	(7,847)
Accounts payable	18,680	103,896
Accrued expenses and other	33,755	39,593
Income taxes	(26,062)	(62,245)
Other	2,865	12,348
Net cash provided by operating activities	19,760	234,717

Cash flows from investing activities:
Purchases of property and equipment	(221,043)	(216,849)
Purchases of short-term investments	(10,476)	(30,250)
Sales of short-term investments	10,550	73,175
Purchases of long-term investments	(21,515)	-
Insurance proceeds related to property and equipment	1,807	-
Proceeds from sale of property and equipment	1,324	1,085
Net cash used in investing activities	(239,353)	(172,839)

Cash flows from financing activities:
Issuance of long-term borrowings	-	14,495
Borrowings under revolving credit facilities	1,767,450	148,600
Repayments of borrowings under revolving credit facilities	(1,535,150)	(73,600)
Repayments of long-term obligations	(11,417)	(10,832)
Payment of cash dividends	(46,864)	(41,999)
Proceeds from exercise of stock options	13,889	22,041
Repurchases of common stock	(79,947)	(260,707)
Tax benefit from stock option exercises	1,898	-
Other financing activities	39	63
Net cash provided by (used in) financing activities	109,898	(201,939)

Net decrease in cash and cash equivalents	(109,695)	(140,061)
Cash and cash equivalents, beginning of period	200,609	232,830
Cash and cash equivalents, end of period	$90,914	$92,769

Supplemental schedule of noncash investing and financing activities:
Investments awaiting settlement, included in Accounts payable	$242	$12,129
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$14,885	$8,656
Purchases of property and equipment under capital lease obligations	$4,150	$3,283
Reduction of financing obligations (see Note 6)	$46,608	$-
Reduction of promissory notes receivable (see Note 6)	$46,608	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and results of operations as of November 3, 2006 and for the 13-week and 39-week periods ended November 3, 2006 and October 28, 2005 have been made.

Ongoing estimates of inventory shrinkage, initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Vendor rebates

The Company accounts for all cash consideration received from vendors in accordance with the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Cash consideration received from a vendor is generally presumed to be a rebate or an allowance and is accounted for as a reduction of merchandise purchase costs and recognized in the statement of operations at the time the goods are sold. However, certain specific, incremental and otherwise qualifying selling, general and administrative (“SG&A”) expenses related to the promotion or sale of vendor products may be offset by cash consideration received from vendors, in accordance with arrangements such as cooperative advertising, when earned for dollar amounts up to but not exceeding actual incremental costs. The Company recognizes amounts received for cooperative advertising on performance, “first showing” or distribution, consistent with its policy for advertising expense in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, “Reporting on Advertising Costs.”

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected net of qualifying cooperative advertising provided by vendors in SG&A expenses. These costs primarily include promotional circulars, targeted circulars supporting new stores, in-store signage, and costs associated with the sponsorship of a National Association for Stock Car Auto Racing team.

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

In September 2006 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. No determination has yet been made regarding the materiality of the potential impact of SFAS 157 on the Company’s financial statements.

In September 2006 the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which will require companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. A company with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. No final determination has yet been made regarding the potential impact of SFAS 158 on the Company’s financial statements, however, because the Company currently has one supplemental executive retirement plan with one executive participant, any impact is expected to be minimal.

2.

Strategic initiatives

In its Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2006, the Company announced it was considering modifying its historical inventory management model and accelerating its recently enhanced real estate strategy. The outcome of these deliberations is set forth below.

Inventory management

In November 2006, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s historical inventory packaway model by the end of fiscal 2007. With few exceptions, the Company plans to eliminate, through end-of-season and other markdowns, existing seasonal, home and apparel packaway merchandise by the close of fiscal 2007 to allow for increased levels of newer, current-season merchandise. The Company recorded a below-cost inventory adjustment of approximately $63.5 million included in cost of goods sold in the consolidated statements of operations for the 13-week and 39-week periods ended November 3, 2006 to reflect the impact of this revised strategy. The amount of the below-cost inventory adjustment is based on management’s assumptions regarding the timing and adequacy of markdowns and the final adjustment may vary materially from the amount recorded depending on various factors, including timing of the execution of the plan, retail market conditions and the accuracy of assumptions used by management in developing these estimates.

Exit and disposal activities

In November 2006, the Company’s Board of Directors approved management’s recommendation to close, in addition to those stores that might be closed in the ordinary course of business, approximately 400 stores by the end of fiscal 2007. The Company expects to incur the following pretax costs associated with the closing of these stores (in millions):

	Non-Cash	Future Cash	Total

Lease contract termination costs	$-	$38	$38
One-time employee termination benefits	-	1	1
Other associated store closing costs	-	9	9
Inventory markdowns below cost & liquidation fees	12	5	17
Asset impairment & accelerated depreciation	9	-	9
Total	$21	$53	$74

Other associated store closing costs as listed in the table above primarily include the removal of any usable assets as well as real estate consulting and other services. Costs and charges of approximately $15.8 million associated with this decision, comprised of $7.8 million of below-cost inventory adjustments and $8.0 million of property and equipment impairment in the stores to be closed, have been recognized in the third quarter of fiscal 2006. The recoverability of property and equipment (primarily store fixtures) was determined in part based upon the Company’s estimates of its ability to re-use the fixtures in other stores. The fair value of store fixtures was determined based upon estimated cash flows. The below-cost inventory adjustments are included in cost of goods sold and the impairment of property and equipment is included in SG&A expenses in the condensed consolidated statements of operations for the 13-week and 39-week periods ended November 3, 2006. The Company expects to incur additional charges in future periods when the related expenses are incurred. The estimated amount and timing of these future costs and charges are dependent on various factors, including timing of the execution of the plan, the outcome of negotiations with landlords and/or potential sublease tenants, and final inventory levels.

3.

Share-based payments

The Company has a shareholder-approved stock incentive plan under which stock options, nonvested shares in the form of restricted stock and restricted stock units (which represent the right to receive one share of common stock for each unit upon vesting), and other equity-based awards may be granted to certain officers, directors and key employees. The plan authorizes the issuance of up to 29.375 million shares of the Company’s common stock, up to 4 million of which may be issued in the form of restricted stock or restricted stock units. As of November 3, 2006, there were approximately 6.0 million shares available for future grant, approximately 3.0 million of which may be issued as restricted stock or restricted stock units. The Company believes that stock-based awards assist in retaining employees and better align the interests of its employees with those of its shareholders.

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

Unvested options generally are forfeited upon the cessation of employment with the Company. In the event employment terminates for a reason other than cause, death, disability or retirement (each of cause, disability and retirement as defined in the plan), any outstanding vested options issued under the plan generally may be exercised for a period of three months. In the event employment terminates due to death, disability or retirement, the option recipient (or the recipient’s legal representative or beneficiary) generally may exercise any outstanding vested options issued under the plan for a period of three years. Notwithstanding the foregoing, no option may be exercised beyond its initial (generally 10-year) expiration date.

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

The plan provides for the automatic annual grant of 4,600 restricted stock units to each non-employee director (6,000 restricted stock units to any non-employee director serving as Chairman) that vest one year after the grant date (subject to earlier vesting upon retirement, change in control or other circumstances set forth in the plan) and may not be paid until the individual has ceased to be a member of the Company’s Board of Directors.

In the past, the Company had various stock and incentive plans under which stock options were granted. Stock options that were granted under prior plans and were outstanding on November 3, 2006 continue in accordance with the terms of the respective plans.

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

The Company adopted SFAS 123(R) under the modified-prospective-transition method and, therefore, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock plans for the 13-week and 39-week periods ended October 28, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model for all option grants.

(Amounts in thousands except per share data)	13 Weeks Ended October 28, 2005	39 Weeks Ended October 28, 2005
Net income – as reported	$64,425	$204,883
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects per SFAS 123	1,398	6,099
Net income – pro forma	$63,027	$198,784

Earnings per share – as reported
Basic	$0.20	$0.63
Diluted	$0.20	$0.63
Earnings per share – pro forma
Basic	$0.20	$0.61
Diluted	$0.20	$0.61

 Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The Company bases this estimate on historical experience. An increase in the forfeiture rate will decrease compensation expense. Under SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense (which after-tax, approximated $1.6 million and $4.3 million in the 13-week and 39-week periods ended October 28, 2005, respectively) was reversed to reduce pro forma expense for that period.

For the 13-week period ended November 3, 2006, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense (a component of SG&A expenses) and a corresponding increase in net loss before income taxes in the amount of

$0.9 million, an increase in net loss of $0.6 million, and an increase in basic and diluted loss per share of less than $0.01. For the 39-week period ended November 3, 2006, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense and a corresponding reduction in net income before income taxes in the amount of $2.8 million, a reduction in net income of $1.8 million, and a reduction in basic and diluted earnings per share of approximately $0.01.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to the adoption of SFAS 123(R). For the 39-week period ended November 3, 2006, the $1.9 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). The impact of the adoption of SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

The fair value of each option grant is separately estimated. The fair value of each option grant is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the 13-week and 39-week periods ended November 3, 2006 and a summary of the methodology applied to develop each assumption are as follows:

	13 Weeks Ended November 3, 2006	39 Weeks Ended November 3, 2006
Expected dividend yield	0.85%	0.82%
Expected stock price volatility	32.9%	28.8%
Weighted average risk-free interest rate	4.8%	4.7%
Expected term of options (years)	5.8	5.7

Expected dividend yield - This is an estimate of the expected dividend yield on the Company’s stock. This estimate is based on historical dividend payment trends. An increase in the dividend yield will decrease compensation expense.

Expected stock price volatility - This is a measure of the amount by which the price of the Company’s common stock has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market price of the Company’s common stock and implied volatility based upon traded options, weighted equally, to calculate the volatility assumption, as it is the Company’s belief that this methodology provides the best indicator of future volatility. For historical volatility, the Company calculates daily market price changes from the date of grant over a past period representative of the expected life of the options to determine volatility, excluding the period from April 30, 2001 to January 31, 2002 due to a restatement of the Company’s financial statements for fiscal years 2001 and prior and due to the Company’s inability, during a substantial portion of this period, to file annual and quarterly reports required by the Securities Exchange Act of 1934. The Company believes that the restatement and related inability to file periodic Exchange Act reports is an event specific to the Company that resulted in higher than normal share price volatility during this period and is not expected to recur during the estimated term of current option grants. An increase in the expected volatility will increase compensation expense.

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

The Company generally issues new shares when options are exercised. A summary of stock option activity during the 39-week period ended November 3, 2006 is as follows:

	Options Issued	Weighted Average Exercise Price
Balance, February 3, 2006	20,258,324	$18.19
Granted	2,642,400	17.41
Exercised	(1,105,126)	12.57
Canceled	(1,533,700)	19.71
Balance, November 3, 2006	20,261,898	$18.28

During the 13-week periods ended November 3, 2006 and October 28, 2005, the weighted average grant date fair value of options granted was $4.53 and $4.94, respectively, 10,500 and 1,401,250 options vested, net of forfeitures, respectively, with a total fair value of approximately $0.1 million and $9.0 million, respectively, and the total intrinsic value of stock options exercised was approximately $0.1 million and $1.3 million, respectively.

During the 39-week periods ended November 3, 2006 and October 28, 2005, the weighted average grant date fair value of options granted was $5.87 and $6.50, respectively, 592,234 and 1,820,452 options vested, net of forfeitures, respectively, with a total fair value of approximately $2.4 million and $10.3 million, respectively, and the total intrinsic value of stock options exercised was $5.0 million and $11.3 million, respectively.

At November 3, 2006, the aggregate intrinsic value of all outstanding options was $2.6 million with a weighted average remaining contractual term of 5.4 years, of which 17,694,223 of the outstanding options are currently exercisable with an aggregate intrinsic value of $2.6 million, a weighted average exercise price of $18.38 and a weighted average remaining contractual term of 4.8 years. At November 3, 2006, the total unrecognized compensation cost related to non-vested stock options was $12.9 million with an expected weighted average expense recognition period of 3.3 years.

All stock options granted in the 39-week periods ended November 3, 2006 and October 28, 2005 under the terms of the Company’s stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant, were originally scheduled to vest ratably over a four-year period, and expire 10 years following the date of grant.

A summary of activity related to nonvested restricted stock and restricted stock unit awards during the 39-week period ended November 3, 2006 is as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Balance, February 3, 2006	363,687	$19.66
Granted	569,261	15.19
Vested	(132,603)	20.29
Canceled	(32,343)	19.00
Balance, November 3, 2006	768,002	$16.27

The purchase price was set at zero for all nonvested restricted stock and restricted stock unit awards granted in the 13-week and 39-week periods ended November 3, 2006. The Company records compensation expense on a straight-line basis over the restriction period based on the market price of the underlying stock on the date of grant. The nonvested restricted stock and restricted stock unit awards granted to employees during the 13-week and 39-week periods ended November 3, 2006 under the plan are scheduled to vest and become payable ratably over a three-year period from the respective grant dates, except for a restricted stock unit grant made to the Company’s Chairman and Chief Executive Officer in the third quarter of fiscal 2006 which is scheduled to vest ratably over a three-year period from the grant date but which is not payable until after he ceases to be employed by the Company.

The Company accounts for nonvested restricted stock and restricted stock unit awards in accordance with the provisions of SFAS 123(R). The Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the recipient earns the nonvested restricted stock and restricted stock unit award. Under the provisions of SFAS 123(R), unearned compensation is not recorded within shareholders’ equity, and accordingly, during the 39-week period ended November 3, 2006, the Company reversed its unearned compensation balance as of February 3, 2006 of approximately $5.2 million, with an offset to common stock and additional paid-in capital. The Company recognized compensation expense relating to its nonvested restricted stock and restricted stock unit awards of approximately $1.1 million and $2.7 million in the 13-week and 39-week periods ended November 3, 2006, respectively, and approximately $0.7 million and $1.7 million in the 13-week and 39-week periods ended October 28, 2005, respectively. At November 3, 2006, the total compensation cost related to nonvested restricted stock and restricted stock unit awards not yet recognized was approximately $10.4 million.

There have been no modifications to any of the Company’s outstanding share-based payment awards during the 39-week period ended November 3, 2006.

The Company has elected to determine its excess tax benefit pool upon adoption of SFAS 123(R) in accordance with the provisions of FASB Staff Position (“FSP”) 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Under the provisions of this FSP, the cumulative benefit of stock option exercises included in additional paid-in capital for the periods after the effective date of SFAS 123 is reduced by the cumulative income tax effect of the pro forma stock option expense previously disclosed in accordance with the requirements of SFAS 123. (The provision of this FSP applied only to options that were fully vested before the date of adoption of SFAS 123(R). The amount of any excess tax benefit for options that are either granted after the adoption of SFAS 123(R) or are partially vested on the date of adoption were computed in accordance with the provisions of SFAS 123(R).) The amount of any excess deferred tax asset over the actual income tax benefit realized for options that are exercised after the adoption of SFAS 123(R) will be absorbed by the excess tax benefit pool. Income tax expense will be increased should the Company’s excess tax benefit pool be insufficient to absorb any future deferred tax asset amounts in excess of the actual tax benefit realized. The Company has determined that its excess tax benefit pool was approximately $68 million as of the adoption of SFAS 123(R) on February 4, 2006.

4.

Earnings (loss) per share

Earnings (loss) per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended November 3, 2006			13 Weeks Ended October 28, 2005
	Net Income (Loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings (loss) per share	$(5,285)	312,049	$(0.02)	$64,425	319,520	$0.20
Effect of dilutive stock-based awards		-			1,923
Diluted earnings (loss) per share	$(5,285)	312,049	$(0.02)	$64,425	321,443	$0.20

39 Weeks Ended November 3, 2006				39 Weeks Ended October 28, 2005
Net Income		Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$87,853	312,664	$0.28	$204,883	323,855	$0.63
Effect of dilutive stock-based awards		924			2,479
Diluted earnings per share	$87,853	313,588	$0.28	$204,883	326,334	$0.63

Basic earnings (loss) per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings

(loss) per share was determined based on the dilutive effect of stock options and other common stock equivalents using the treasury stock method. For the 13 weeks ended November 3, 2006, the effect of dilutive stock-based awards was approximately 0.9 million shares and, because the Company had a net loss for this period, these incremental shares have been excluded from the computation of diluted earnings per share as the effect of their inclusion would be anti-dilutive.

5.

Amendments to revolving credit facility

In June 2006, the Company amended its revolving credit facility to increase the maximum commitment to $400 million and the expiration date to June 2011. The amended credit facility contains provisions that would allow the maximum commitment to be increased to up to $500 million upon mutual agreement of the Company and its lenders. The amended credit facility is unsecured. The Company has two interest rate options: base rate (which is usually equal to prime rate) or LIBOR. The Company pays interest on funds borrowed under the LIBOR option at rates that are subject to change based upon the ratio of the Company’s debt to EBITDA (as defined in the amended credit facility). Under the amended credit facility, the facility fees can range from 10 to 20 basis points; the all-in drawn margin under the LIBOR option can range from LIBOR plus 55 to 125 basis points; and the all-in drawn margin under the base rate option can range from the base rate plus 10 to 20 basis points. The amended credit facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth ($1.4 billion at November 3, 2006). As of November 3, 2006, the Company was in compliance with all of these covenants. In December 2006, the Company amended the revolving credit facility to lower the fixed charge coverage test for future periods through fiscal 2008 to take into account the impact that the initiatives discussed in Note 2 related to merchandising and real estate strategies may have on the ratio in those periods. As of November 3, 2006, the Company had outstanding borrowings of $232.3 million and no letters of credit outstanding under the amended credit facility.

6.

Commitments and contingencies

In April 1997, the Company sold its distribution center (“DC”) located in South Boston, Virginia for 100% cash consideration. Concurrent with the sale transaction, the Company leased the property back for a period of 25 years. This transaction was recorded as a financing obligation rather than a sale as a result of, among other things, the lessor’s ability to put the property back to the Company under certain circumstances. The property and equipment, along with the related lease obligations associated with this transaction, was recorded in the consolidated balance sheet.

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

In June 2006, the Company acquired the TPE, which included the South Boston DC assets and the related debt issued by the TPE in connection with the original financing transaction described above. The transaction was recorded as an asset purchase and resulted in the elimination of the financing obligation of $50.6 million and related DC Notes of $46.6 million for purposes of consolidated financial reporting. There was no material gain or loss recognized as a result of this transaction.

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

Notice was sent to prospective class members and the deadline for individuals to opt in to the lawsuit was May 31, 2004. Approximately 5,000 individuals opted in. Following the close of discovery in April 2005, the Company filed several motions, including a motion to decertify the class as a collective action. On March 31, 2006, the court denied the Company’s motion to decertify, but granted, either in whole or in part, certain other motions, thereby reducing the number of class members to approximately 2,500. Trial of this matter began on July 31, 2006. During the trial, on August 4, 2006, the court decertified the class. The Company reached a settlement agreement with the twelve named plaintiffs in the case for an amount that was not material to the Company’s financial statements, and the matter was dismissed as settled on August 9, 2006.

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

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the FLSA and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company has opposed the plaintiff’s motion. The Court has not ruled on the plaintiff’s motion.

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

At this time, it is not possible to predict whether the court will permit Calvert to proceed collectively or as a class. However, the Company believes that the case is not appropriate for class or collective treatment and believes that its policies and practices comply with the EPA and Title VII. The Company intends to vigorously defend the action; however, no assurances can be given that the Company will be successful in its defense on the merits or otherwise. If the Company is not successful in defending the Calvert action, its resolution could have a material adverse effect on the Company’s financial statements as a whole.

On April 28, 2006, the Company was served with an additional lawsuit, Linda Beeman, on behalf of herself and all others similarly situated, v. Dolgencorp, Inc. d/b/a Dollar General, 06-CV-0250 (“Beeman”), filed on February 28, 2006 in the United States District Court for the Northern District of New York, in which the plaintiff, a former store manager, raised claims substantially similar to those raised in the Calvert matter. The Beeman plaintiff sought to proceed collectively under the EPA and as a class under Title VII, and requested back wages, injunctive and declaratory relief, liquidated damages and attorney’s fees and costs. On November 6, 2006, the parties reached an agreement to settle plaintiff’s claims for an amount that was not material to the Company’s financial statements, and that matter is now concluded.

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

7.

Income taxes

The effective income tax rates for the 13-week periods ended November 3, 2006 and October 28, 2005 were 20.9%, a benefit, and 34.2%, respectively.  The income tax benefit related to the 13-week period ended November 3, 2006 pretax loss was reduced by additional expense related to an increase in a deferred tax valuation allowance resulting from revised estimates regarding the Company’s ability to utilize certain state income tax credit carry forwards prior to their expiration.  In addition, the effective tax rate for 2005 was favorably impacted by discrete benefits related to an internal corporate restructuring and a reduction in income tax reserves (due principally to the expiration of the statute of limitations) that did not reoccur in 2006.

The effective income tax rates for the 39-week periods ended November 3, 2006 and October 28, 2005 were 38.6% and 35.5%, respectively.  The increase in the 39-week effective income tax rate is principally the result of a 2006 tax law change that reduced previously recorded deferred tax assets related to the Company’s operations in the state of Texas, the non-recurrence in 2006 of benefits realized in 2005 related to an internal corporate restructuring, a 2006 increase in a deferred tax valuation allowance due to revised estimates regarding the Company’s ability to utilize certain state income tax credit carry forwards prior to their expiration, and a 2005 reduction in income tax reserves (due principally to the expiration of the statute of limitations) that did not reoccur in 2006.

8.

Insurance settlement

During the 13-week and 39-week periods ended November 3, 2006, the Company received proceeds of $7.9 million and $13.0 million, respectively, principally for business interruption insurance coverage related to Hurricane Katrina, which is reflected in results of operations for these periods as a reduction of SG&A expenses. The amount received during the most recent 13-week period represented the final settlement of the claim.

9.

Repurchases of common stock

On November 28, 2006, the Board of Directors authorized the Company to invest up to $500 million in a common stock repurchase program. The authorization is scheduled to expire on December 31, 2008.

On September 30, 2005, the Board of Directors authorized a repurchase program for up to 10 million shares of the Company’s outstanding common stock, which was scheduled to expire on September 30, 2006. The Company completed the purchases under this share repurchase authorization in the first quarter of fiscal 2006. During the 39-week period ended November 3, 2006, the Company purchased approximately 4.5 million shares at a cost of $79.9 million.

10.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of November 3, 2006, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary, the assets and revenues of which are not material. The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 3, 2006	October 28, 2005	November 3, 2006	October 28, 2005
Classes of similar products:
Highly consumable	$1,523,398	$1,405,413	$4,482,687	$4,078,515
Seasonal	306,758	269,695	970,655	862,534
Home products	212,587	211,609	638,422	638,493
Basic clothing	170,653	171,171	524,072	522,191
Net sales	$2,213,396	$2,057,888	$6,615,836	$6,101,733

11.

Guarantor subsidiaries

Except for the Company’s not-for-profit subsidiary, the assets and revenues of which are not material, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under its outstanding 8 5/8% unsecured notes due June 15, 2010. Each of the Guarantors is a direct or indirect wholly-owned subsidiary of the Company.

The following consolidating schedules present condensed financial information on a combined basis.

(In thousands)	As of November 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$220	$90,694	$-	$90,914
Short-term investments	-	29,400	-	29,400
Merchandise inventories	-	1,676,057	-	1,676,057
Income taxes receivable	1,031	-	(1,031)	-
Deferred income taxes	9,597	40,030	-	49,627
Prepaid expenses and other current assets	133,467	677,237	(738,711)	71,993
Total current assets	144,315	2,513,418	(739,742)	1,917,991

Property and equipment, at cost	208,598	2,202,156	-	2,410,754
Less accumulated depreciation and amortization	107,937	1,055,927	-	1,163,864
Net property and equipment	100,661	1,146,229	-	1,246,890

Other assets, net	2,582,782	35,990	(2,577,350)	41,422

Total assets	$2,827,758	$3,695,637	$(3,317,092)	$3,206,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$8,473	$-	$8,473
Accounts payable	657,321	597,768	(737,646)	517,443
Accrued expenses and other	30,712	377,114	(1,065)	406,761
Income taxes payable	-	16,857	(1,031)	15,826
Total current liabilities	688,033	1,000,212	(739,742)	948,503

Long-term obligations	432,131	1,529,572	(1,466,364)	495,339

Deferred income taxes	4,653	54,867	-	59,520

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	156,024	23,853	(23,853)	156,024
Additional paid-in capital	477,687	673,611	(673,611)	477,687
Retained earnings	1,069,472	413,522	(413,522)	1,069,472
Accumulated other comprehensive loss	(659)	-	-	(659)
Other shareholders’ equity	417	-	-	417
Total shareholders’ equity	1,702,941	1,110,986	(1,110,986)	1,702,941

Total liabilities and shareholders’ equity	$2,827,758	$3,695,637	$(3,317,092)	$3,206,303

(In thousands)	As of February 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$110,410	$90,199	$-	$200,609
Short-term investments	-	8,850	-	8,850
Merchandise inventories	-	1,474,414	-	1,474,414
Deferred income taxes	11,808	104	-	11,912
Prepaid expenses and other current assets	89,100	794,873	(816,833)	67,140
Total current assets	211,318	2,368,440	(816,833)	1,762,925

Property and equipment, at cost	199,396	2,022,144	-	2,221,540
Less accumulated depreciation and amortization	94,701	934,667	-	1,029,368
Net property and equipment	104,695	1,087,477	-	1,192,172

Other assets, net	2,379,255	31,603	(2,373,768)	37,090

Total assets	$2,695,268	$3,487,520	$(3,190,601)	$2,992,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$(800)	$9,585	$-	$8,785
Accounts payable	789,497	536,097	(817,208)	508,386
Accrued expenses and other	25,473	347,072	375	372,920
Income taxes payable	89	43,617	-	43,706
Total current liabilities	814,259	936,371	(816,833)	933,797

Long-term obligations	153,756	1,429,116	(1,312,910)	269,962

Deferred income taxes	6,458	61,175	-	67,633

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	157,840	23,853	(23,853)	157,840
Additional paid-in capital	462,383	673,612	(673,612)	462,383
Retained earnings	1,106,165	363,393	(363,393)	1,106,165
Accumulated other comprehensive loss	(794)	-	-	(794)
Other shareholders’ equity	(4,799)	-	-	(4,799)
Total shareholders’ equity	1,720,795	1,060,858	(1,060,858)	1,720,795

Total liabilities and shareholders’ equity	$2,695,268	$3,487,520	$(3,190,601)	$2,992,187

(In thousands)	For the 13 weeks ended November 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$35,861	$2,213,396	$(35,861)	$2,213,396
Cost of goods sold	-	1,686,949	-	1,686,949
Gross profit	35,861	526,447	(35,861)	526,447
Selling, general and administrative	32,613	526,356	(35,861)	523,108
Operating profit	3,248	91	-	3,339
Interest income	(22,895)	(319)	22,329	(885)
Interest expense	8,764	24,469	(22,329)	10,904
Income (loss) before income taxes	17,379	(24,059)	-	(6,680)
Income taxes	6,383	(7,778)	-	(1,395)
Equity in subsidiaries’ earnings, net of taxes	(16,281)	-	16,281	-
Net income (loss)	$(5,285)	$(16,281)	$16,281	$(5,285)

(In thousands)	For the 13 weeks ended October 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$35,990	$2,057,888	$(35,990)	$2,057,888
Cost of goods sold	-	1,478,872	-	1,478,872
Gross profit	35,990	579,016	(35,990)	579,016
Selling, general and administrative	32,767	480,627	(35,990)	477,404
Operating profit	3,223	98,389	-	101,612
Interest income	(1,263)	(407)	-	(1,670)
Interest expense	5,137	184	-	5,321
Income (loss) before income taxes	(651)	98,612	-	97,961
Income taxes	(231)	33,767	-	33,536
Equity in subsidiaries’ earnings, net of taxes	64,845	-	(64,845)	-
Net income	$64,425	$64,845	$(64,845)	$64,425

(In thousands)	For the 39 weeks ended November 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$110,738	$6,615,836	$(110,738)	$6,615,836
Cost of goods sold	-	4,893,581	-	4,893,581
Gross profit	110,738	1,722,255	(110,738)	1,722,255
Selling, general and administrative	99,829	1,567,963	(110,738)	1,557,054
Operating profit	10,909	154,292	-	165,201
Interest income	(68,524)	(3,122)	66,854	(4,792)
Interest expense	19,739	74,139	(66,854)	27,024
Income before income taxes	59,694	83,275	-	142,969
Income taxes	21,970	33,146	-	55,116
Equity in subsidiaries’ earnings, net of taxes	50,129	-	(50,129)	-
Net income	$87,853	$50,129	$(50,129)	$87,853

(In thousands)	For the 39 weeks ended October 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$125,571	$6,101,733	$(125,571)	$6,101,733
Cost of goods sold	-	4,367,838	-	4,367,838
Gross profit	125,571	1,733,895	(125,571)	1,733,895
Selling, general and administrative	108,107	1,421,756	(125,571)	1,404,292
Operating profit	17,464	312,139	-	329,603
Interest income	(5,209)	(1,233)	-	(6,442)
Interest expense	15,267	3,366	-	18,633
Income before income taxes	7,406	310,006	-	317,412
Income taxes	2,705	109,824	-	112,529
Equity in subsidiaries’ earnings, net of taxes	200,182	-	(200,182)	-
Net income	$204,883	$200,182	$(200,182)	$204,883

(In thousands)	For the 39 weeks ended November 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$87,853	$50,129	$(50,129)	$87,853
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,943	132,968	-	148,911
Deferred income taxes	406	(46,234)	-	(45,828)
Tax benefit from stock option exercises	(1,898)	-	-	(1,898)
Equity in subsidiaries’ earnings, net	(50,129)	-	50,129	-
Noncash inventory adjustments and asset impairments	-	79,213	-	79,213
Change in operating assets and liabilities:
Merchandise inventories	-	(272,876)	-	(272,876)
Prepaid expenses and other current assets	667	(5,520)	-	(4,853)
Accounts payable	(5,941)	24,621	-	18,680
Accrued expenses and other	4,864	28,891	-	33,755
Income taxes	699	(26,761)	-	(26,062)
Other	5,041	(2,176)	-	2,865
Net cash provided by (used in) operating activities	57,505	(37,745)	-	19,760

Cash flows from investing activities:
Purchases of property and equipment	(12,374)	(208,669)	-	(221,043)
Purchases of short-term investments	(6,000)	(4,476)	-	(10,476)
Sales of short-term investments	6,000	4,550	-	10,550
Purchases of long-term investments	-	(21,515)	-	(21,515)
Insurance proceeds related to property and equipment	-	1,807	-	1,807
Proceeds from sale of property and equipment	138	1,186	-	1,324
Net cash used in investing activities	(12,236)	(227,117)	-	(239,353)

Cash flows from financing activities:
Borrowings under revolving credit facility	1,767,450	-	-	1,767,450
Repayments of borrowings under revolving credit facility	(1,535,150)	-	-	(1,535,150)
Repayments of long-term obligations, net	235	(11,652)	-	(11,417)
Payment of cash dividends	(46,864)	-	-	(46,864)
Proceeds from exercise of stock options	13,889	-	-	13,889
Repurchases of common stock	(79,947)	-	-	(79,947)
Changes in intercompany note balances, net	(277,009)	277,009	-	-
Tax benefit from stock option exercises	1,898	-	-	1,898
Other financing activities	39	-	-	39
Net cash provided by (used in) financing activities	(155,459)	265,357	-	109,898

Net increase (decrease) in cash and cash equivalents	(110,190)	495	-	(109,695)
Cash and cash equivalents, beginning of period	110,410	90,199	-	200,609
Cash and cash equivalents, end of period	$220	$90,694	$-	$90,914

(In thousands)	For the 39 weeks ended October 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$204,883	$200,182	$(200,182)	$204,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,578	121,239	-	137,817
Deferred income taxes	(1,931)	2,224	-	293
Tax benefit from stock option exercises	4,009	-	-	4,009
Equity in subsidiaries’ earnings, net	(200,182)	-	200,182	-
Change in operating assets and liabilities:
Merchandise inventories	-	(198,030)	-	(198,030)
Prepaid expenses and other current assets	1,909	(9,756)	-	(7,847)
Accounts payable	(12,395)	116,291	-	103,896
Accrued expenses and other	(8,122)	47,715	-	39,593
Income taxes	(2,468)	(59,777)	-	(62,245)
Other	4,426	7,922	-	12,348
Net cash provided by operating activities	6,707	228,010	-	234,717

Cash flows from investing activities:
Purchases of property and equipment	(22,395)	(194,454)	-	(216,849)
Purchases of short-term investments	(30,250)	-	-	(30,250)
Sales of short-term investments	72,675	500	-	73,175
Proceeds from sale of property and equipment	45	1,040	-	1,085
Net cash provided by (used in) investing activities	20,075	(192,914)	-	(172,839)

Cash flows from financing activities:
Issuance of long-term borrowings	-	14,495	-	14,495
Borrowings under revolving credit facilities	148,600	-	-	148,600
Repayments of borrowings under revolving credit facilities	(73,600)	-	-	(73,600)
Repayments of long-term obligations	(4,169)	(6,663)	-	(10,832)
Payment of cash dividends	(41,999)	-	-	(41,999)
Proceeds from exercise of stock options	22,041	-	-	22,041
Repurchases of common stock	(260,707)	-	-	(260,707)
Changes in intercompany note balances, net	54,897	(54,897)	-	-
Other financing activities	63	-	-	63
Net cash used in financing activities	(154,874)	(47,065)	-	(201,939)

Net decrease in cash and cash equivalents	(128,092)	(11,969)	-	(140,061)
Cash and cash equivalents, beginning of period	127,170	105,660	-	232,830
Cash and cash equivalents, end of period	$(922)	$93,691	$-	$92,769

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Periods

We follow the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The text below contains references to years 2006 and 2005, which represent fiscal years ending or ended February 2, 2007 and February 3, 2006, respectively. Fiscal 2006 will be a 52-week accounting period and fiscal 2005 was a 53-week accounting period, with the fourth quarterly period which ended February 3, 2006 consisting of 14 weeks. This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the related notes. It also should be read in conjunction with and is qualified in its entirety by the Forward-Looking Statements/Risk Factors disclosure set forth in Part II, Item 1A of this document.

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

Executive Overview. As previously disclosed, our Board of Directors and management team have been considering strategic initiatives, particularly those related to our merchandising and real estate strategies.

With regard to merchandising, these deliberations have included a review of our historic inventory management and “packaway” strategies, changes in recent years to those practices and the potential impact on future profitability of an acceleration of our transition away from some of those practices. Under our traditional inventory disposition strategy, we have carried any remaining prior season inventory forward and have attempted to adjust future inventory purchases to account for the carryover product. Beginning in the fourth quarter of 2003, principally at the conclusion of the holiday selling season, we began taking end-of-season markdowns materially in excess of markdowns that had been taken historically to attempt to accelerate the disposition of certain holiday-related items, as well as certain other seasonal, home and basic clothing items that had not sold as expected. Although these increased end-of-season markdowns resulted in less packaway inventory, there continued to be a packaway component of our merchandising practices and a significant amount of merchandise from prior seasons remains in many stores.

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

In November 2006, our Board of Directors approved management’s recommendations for changes to our merchandising and real estate strategies based upon a comprehensive analysis of the performance of each of our stores and the impact of our packaway inventory model on our ability to effectively serve our customers. We intend to focus on upgrading our existing store base and enhancing the store experience for customers by closing stores that do not meet our real estate criteria, decelerating our new store growth rate through fiscal 2008, remodeling or relocating a number of stores to improve productivity, and eliminating our packaway inventory management model by the end of fiscal 2007, allowing for newer and fresher merchandise. These initiatives are part of our ongoing efforts to enhance our customers’ shopping experience, and we expect that these actions will result in better disciplined inventory management and a more productive store base. Other strategic actions include Board authorization of a plan to invest up to $500 million over the next two years in a share repurchase program and the naming of David L. Beré as President and Chief Operating Officer, effective December 4, 2006. Mr. Beré has been a member of our Board since 2002 and has remained on the Board.

In connection with the accelerated implementation of this new inventory model and with the planned closing of approximately 400 stores by the end of fiscal 2007, we will incur higher markdowns on inventory (some of which will be below cost) through the end of fiscal 2007 and expect to recognize pre-tax costs and charges of approximately $137.6 million, including $74.1 million related to store closings and $63.5 million related to the markdowns below cost for our move away from the packaway inventory management model. Of this total, approximately $79.2 million is reflected in our results of operations during the 13-week and 39-week periods ended November 3, 2006, as described in more detail below.

As a first step towards revitalizing our store base, we plan to close approximately 400 stores during fiscal 2007. These closings will be in addition to stores that might be closed in the normal course of business. We will continue to evaluate our store base for additional closing candidates as part of our revitalization efforts.

As part of our new strategy, we currently expect to open a total of approximately 600 new stores in fiscal 2006. Going forward, we plan to open approximately 300 and 400 new stores in fiscal 2007 and 2008, respectively, and to relocate or remodel approximately 300 stores in each of these years. We expect to return to a higher rate of store openings thereafter, beginning in fiscal 2009, when we plan to open approximately 700 new stores and relocate or remodel 450 stores. We will continue to apply rigorous criteria to new and existing stores and will look for other enhancements to optimize our real estate strategy for profitable growth.

We currently estimate the pre-tax exit costs and charges related to our real estate plan to be approximately $74.1 million. Approximately $15.8 million of these costs and charges were recorded in the 13-week period ended November 3, 2006, including $7.8 million of below-cost inventory adjustments and $8.0 million relating to impairment of property and equipment, in the stores to be closed. The remainder of these costs and charges, currently estimated at approximately $58.3 million, are expected to be recorded primarily in fiscal 2007, but the amount and timing of these costs and charges may vary materially depending on various factors, including timing in the execution of the plan, the outcome of negotiations with landlords and/or potential sublease tenants, the accuracy of assumptions used by management in developing these estimates and final inventory levels.

Discontinuing our traditional inventory packaway management model is an attempt to better meet our customers’ needs and to ensure an appealing, fresh merchandise selection. With few exceptions, we plan to eliminate, through end-of-season and other markdowns, existing seasonal, home and apparel packaway merchandise by the end of fiscal 2007. In addition, beginning in fiscal 2007, we plan to sell virtually all current-year non-replenishable merchandise by taking end-of-season markdowns, allowing for increased levels of newer, current-season merchandise. We believe this strategy change will enhance the appearance of our stores and will positively impact customer satisfaction as well as the store employees’ ability to manage stores, ultimately resulting in higher sales, increased gross profit, lower employee turnover, and decreased inventory shrink and damages. We also expect that this improved inventory management will result in more appropriate per store inventory levels.

Based on our estimate of the sell-through of inventory over this shortened timeframe, we expect to incur markdowns from retail at significantly higher levels for the remainder of fiscal 2006 and throughout 2007 than in previous years, resulting in lower expected gross profit. Specifically, we expect the gross profit rate to sales to be in the low 27 percent range in fiscal 2007. We anticipate selling off approximately $300 million (at cost) of inventory, the majority of which is 2006 receipts, including 2006 holiday merchandise. We are targeting a gross profit rate to sales of approximately 28 percent for fiscal 2008 and 29 percent for fiscal 2009.  We expect to increase our sales mix of merchandise categories with higher gross profit rates, such as home, apparel and seasonal merchandise, as we become increasingly able to improve our merchandise assortments and stock our stores with more current inventory. Achievement of these gross profit targets is contingent upon this expected sales mix improvement as well as effective inventory management and reductions in inventory shrink and damages.

In addition, based on these markdown estimates, we have recorded a below-cost inventory adjustment of $63.5 million (in addition to the $7.8 million relating to inventory in stores to be closed as discussed above) in the 13-week period ended November 3, 2006 to reflect the impact of this revised strategy. The estimated amount of the below-cost inventory adjustment is based on management’s assumptions regarding the timing and adequacy of markdowns and the final adjustment may vary materially from the estimate depending on various factors, including timing of the execution of the plan, retail market conditions and the accuracy of assumptions used by management in developing these estimates. In addition to the costs above, we expect to incur incremental store labor, advertising and other costs in the fourth quarter of 2006 and throughout fiscal 2007, which will be expensed as incurred, to aid in the execution of this plan.

The charges associated with the changes to our merchandising and real estate strategies discussed above have significantly impacted our operating results. For the 13-week period ended November 3, 2006, we reported a net loss of $5.3 million, or $0.02 per diluted share, compared to net income of $64.4 million, or $0.20 per diluted share, for the 13-week period ended October 28, 2005. For the 13-week period ended November 3, 2006, we increased revenue by 7.6% over the comparable prior year period, aided by new stores and a same-store sales increase of 2.0%

based on comparable calendar weeks in the prior year. For the 39-week period ended November 3, 2006, we reported net income of $87.9 million, or $0.28 per diluted share, compared to net income of $204.9 million, or $0.63 per diluted share, for the 39-week period ended October 28, 2005. For the 39-week period ended November 3, 2006, we increased revenue by 8.4% over the comparable prior year period, aided by new stores and a same-store sales increase of 2.3%. Readers should refer to the detailed discussion of operating results below for additional comments on financial performance in the current year periods as compared with the prior year periods.

In addition to the strategic initiatives outlined above, we have made progress in implementing many of the important operating initiatives outlined in our Annual Report on Form 10-K for the 2005 fiscal year as follows:

•

We have continued to focus on improvement in sales performance of same-stores and new stores, including the distribution of several advertising circulars. These circulars have proven effective in driving sales and improving our recent trend in customer traffic, and we plan to continue to utilize this tool during higher traffic retail promotional periods such as holidays. We also have added new merchandise items and implemented other merchandising initiatives, which contributed to our improved sales performance in our third fiscal quarter, particularly in the highly consumable and seasonal merchandise categories.

•

We completed our implementation of the EZstore project during the third quarter of 2006, which is designed to reduce store labor and related costs.

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

The table below contains results of operations data for the 13-week and 39-week periods ended November 3, 2006 and October 28, 2005, and the dollar and percentage variances among those periods:

(amounts in millions, excluding per share amounts)	13 Weeks Ended		2006 vs. 2005		39 Weeks Ended		2006 vs. 2005
	Nov. 3, 2006	Oct. 28, 2005	Amount change	% change	Nov. 3, 2006	Oct. 28, 2005	Amount change	% change
Net sales by category:
Highly consumable	$1,523.4	$1,405.4	$118.0	8.4%	$4,482.7	$4,078.5	$404.2	9.9%
% of net sales	68.83%	68.29%			67.76%	66.84%
Seasonal	306.8	269.7	37.1	13.7	970.7	862.5	108.1	12.5
% of net sales	13.86%	13.11%			14.67%	14.14%
Home products	212.6	211.6	1.0	0.5	638.4	638.5	(0.1)	-
% of net sales	9.60%	10.28%			9.65%	10.46%
Basic clothing	170.7	171.2	(0.5)	(0.3)	524.1	522.2	1.9	0.4
% of net sales	7.71%	8.32%			7.92%	8.56%
Net sales	$2,213.4	$2,057.9	$155.5	7.6%	$6,615.8	$6,101.7	$514.1	8.4%
Cost of goods sold	1,686.9	1,478.9	208.1	14.1	4,893.6	4,367.8	525.7	12.0
% of net sales	76.22%	71.86%			73.97%	71.58%
Gross profit	526.4	579.0	(52.6)	(9.1)	1,722.3	1,733.9	(11.6)	(0.7)
% of net sales	23.78%	28.14%			26.03%	28.42%
Selling, general and administrative	523.1	477.4	45.7	9.6	1,557.1	1,404.3	152.8	10.9
% of net sales	23.63%	23.20%			23.54%	23.01%
Operating profit	3.3	101.6	(98.3)	(96.7)	165.2	329.6	(164.4)	(49.9)
% of net sales	0.15%	4.94%			2.50%	5.40%
Interest income	(0.9)	(1.7)	0.8	(47.0)	(4.8)	(6.4)	1.7	(25.6)
% of net sales	(0.04)%	(0.08)%			(0.07)%	(0.11)%
Interest expense	10.9	5.3	5.6	104.9	27.0	18.6	8.4	45.0
% of net sales	0.49%	0.26%			0.41%	0.31%
Income (loss) before income taxes	(6.7)	98.0	(104.6)	-	143.0	317.4	(174.4)	(55.0)
% of net sales	(0.30)%	4.76%			2.16%	5.20%
Income taxes	(1.4)	33.5	(34.9)	-	55.1	112.5	(57.4)	(51.0)
% of net sales	(0.06)%	1.63%			0.83%	1.84%
Net income (loss)	$(5.3)	$64.4	$(69.7)	-%	$87.9	$204.9	$(117.0)	(57.1)%
% of net sales	(0.24)%	3.13%			1.33%	3.36%

Diluted earnings per share	$(0.02)	$0.20	$(0.22)	-%	$0.28	$0.63	$(0.35)	(55.6)%
Weighted average diluted shares	312.0	321.4	(9.4)	(2.9)	313.6	326.3	(12.7)	(3.9)

13 WEEKS ENDED NOVEMBER 3, 2006 AND OCTOBER 28, 2005

Net Sales. We monitor our sales internally by the following four major categories: highly consumable, seasonal, home products and basic clothing. The highly consumable category has a lower gross profit rate than the other three categories and has grown significantly over the past several years. This shift is, in part, the result of our strategic efforts to broaden our consumable product offerings and add more recognizable national brands in order to attract customers. However, we believe the increase in consumables, as a percent of total sales, has also been affected by changes in customers’ needs and by economic pressures, such as higher gasoline prices, which have resulted in reductions in the percentages of total sales of our home and basic clothing categories. As noted above in the Executive Overview, we expect the move away from our packaway inventory strategy to have a positive impact on sales in our non-consumable merchandise categories. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate. Maintaining an appropriate sales mix among the four categories is an integral part of achieving our gross profit and sales goals.

Beginning in fiscal 2006, we revised our method for determining the stores that are included in our publicly released same-store sales calculations. This methodology for same-store sales calculations includes those stores that have been open at least 13 full fiscal months and remain open at the end of the reporting period.

The $155.5 million increase in net sales for the 2006 13-week period resulted primarily from opening additional stores, including 430 net new stores since October 28, 2005, and a same-store sales increase of 2.0% for the 2006 period compared to the 2005 period. The increase in same-store sales accounted for approximately $39.6 million of the increase in sales while stores opened since the end of the third quarter of 2005 were the primary contributor to the remaining $115.9 million sales increase during the 2006 period.

By merchandise category, our sales increase in the 2006 period compared to the 2005 period was primarily attributable to increased sales in the highly consumable category, which increased by $118.0 million, or 8.4% overall. An increase in sales of seasonal merchandise of $37.1 million, or 13.7%, also contributed to overall sales growth. Sales in the home products and basic clothing categories were essentially the same as the prior year quarter. We believe that our increased sales by merchandise category were supported by recent additions to our product offerings and increased promotional activities, including the use of advertising circulars.

Gross Profit. The gross profit rate declined by 436 basis points in the 2006 period as compared with the 2005 period, due primarily to the below-cost markdowns on inventory totaling $71.2 million as discussed above in the Executive Overview. Other factors included, but were not limited to: lower sales (as a percentage of total sales) in our home products and basic clothing categories, which generally have higher average markups; an increase in markdown activity as a percentage of sales primarily as a result of our enhanced promotional activities; a decrease in the markups on purchases during the period, primarily attributable to purchases of highly consumable products (including nationally branded products, which generally have lower average markups); and an increase in our shrink rate.

Selling, General and Administrative (“SG&A”) Expense. The increase in SG&A expense as a percentage of sales in the 2006 period as compared with the 2005 period reflects impairment charges on leasehold improvements and store fixtures totaling $8.0 million related to the planned store closings in fiscal 2007 as discussed above in the Executive Overview. Other factors included, but were not limited to, increases in the following expense categories: store labor costs (increased 9.2%) due to increased labor necessary to implement our increased advertising, store layout changes and new store prototype initiatives, and a lower percentage of open field management positions compared to the prior year period; store occupancy costs (increased 10.7%) due primarily to higher average monthly rentals associated with our leased store locations; and administrative labor costs (increased 30.1%) due primarily to recent additions to our executive team and the expensing of stock options. These increases were partially offset by proceeds of $7.9 million received during the period principally for business interruption insurance coverage related to Hurricane Katrina. These proceeds represented the final settlement of this claim.

Interest Income. The reduction in interest income in the 2006 period compared to the 2005 period was due primarily to the termination of notes receivable resulting from the acquisition of the South Boston DC, which reduced interest income by $0.9 million.

Interest Expense. The increase in interest expense in the 2006 period compared to the 2005 period is due primarily to an increase in borrowings under our revolving credit facility, and an increase in tax-related interest expense, each of which increased interest expense by $3.2 million. The increase in tax-related interest expense is due in part to reductions in interest expense in the prior year period pertaining to the resolution of certain income tax related contingencies. These increases were partially offset by a decline in interest expense of $1.1 million resulting primarily from the acquisition of, and the associated elimination of the financing obligation on, the South Boston DC.

Income Taxes.

The effective income tax rates for the 2006 and 2005 periods were 20.9%, a benefit, and 34.2%, respectively. The income tax benefit related to the 2006 pretax loss was reduced by additional expense related to an increase in a deferred tax valuation allowance resulting from revised estimates regarding our ability to utilize certain state income tax credit carry forwards prior to their expiration. Excluding discrete items, the effective income tax rate (a benefit) for the period would have been approximately 35.0%. The effective income tax rate for 2005 was lower than the 2006 effective rate (excluding discrete items as noted above) principally due to the favorable impact on the 2005 income tax rate for discrete benefits related to an internal corporate restructuring and a reduction in income tax reserves (due principally to the expiration of the statute of limitations) that did not reoccur in 2006.

In recent years, we have derived a significant benefit from federal jobs credits for newly hired employees. Federal laws that provided for a significant portion of these credits expired on December 31, 2005. Recently, Congress voted to reenact these credits on a retroactive basis, and although the President has not yet signed the legislation, he is expected to do so. With reenactment of the legislation in its current form, we anticipate that our annualized effective income tax rate for 2006, excluding discrete items, will be approximately 36.4%. Should the President choose not to sign the legislation, we anticipate that our 2006 effective income tax rate will be approximately 37.3%.

39 WEEKS ENDED NOVEMBER 3, 2006 AND OCTOBER 28, 2005

Net Sales. The increase in net sales of $514.1 million resulted primarily from opening 430 net new stores since October 28, 2005 and a same-store sales increase of 2.3% for the 2006 period compared to the 2005 period. The increase in same-store sales accounted for $135.3 million of the increase in sales while stores opened since the end of the third quarter of 2005 were the primary contributors to the remaining $378.8 million sales increase during the 2006 period.

By merchandise category, our sales increase in the 2006 period compared to the 2005 period was primarily attributable to a $404.2 million, or 9.9%, increase in the highly consumable category and a $108.1 million, or 12.5%, increase in the seasonal category. We believe that increased sales were supported by recent additions to our product offerings and increased promotional activities, including the use of advertising circulars.

Gross Profit. The gross profit rate declined by 239 basis points in the 2006 period as compared with the 2005 period, due primarily to the below-cost markdowns on inventory totaling $71.2 million as discussed above in the Executive Overview. Other factors included, but were not limited to: a decrease in the markups on purchases during the period, primarily attributable to purchases of highly consumable products (including nationally branded products, which generally have lower average markups); an increase in markdown activity as a percentage of sales primarily as a result of our enhanced promotional activities; lower sales (as a percentage of total sales) in our home products and basic clothing categories, which have higher average markups; an increase in our shrink rate; and higher transportation expenses primarily attributable to increased fuel costs. These factors were partially offset by higher average markups on our beginning inventory in the 2006 period as compared with the 2005 period. The increased average markup on beginning inventory represents the cumulative impact of inventory purchases with higher gross profit rates over time.

In the 2006 period our shrink, expressed in retail dollars as a percentage of sales, was 3.38% compared to 3.20% in the 2005 period.

SG&A Expense. The increase in SG&A expense as a percentage of sales in the 2006 period as compared with the 2005 period reflects impairment charges on leasehold improvements and store fixtures totaling $8.0 million related to the planned closings of approximately 400 stores in fiscal 2007 as discussed above in the Executive Overview. Other factors included, but were not limited to, increases in the following expense categories: advertising costs (increased 148.9%) due to the distribution of several advertising circulars in the current year period; store occupancy costs (increased 12.1%) primarily due to higher average monthly rentals associated with our leased store locations; and administrative labor costs (increased 28.2%) primarily due to recent additions to our executive team and the expensing of stock options. These increases were partially offset by proceeds of $13.0 million received during the current year period principally for business interruption insurance coverage related to Hurricane Katrina.

Interest Income. The reduction in interest income in the 2006 period compared to the 2005 period was due primarily to the termination of notes receivable resulting from the acquisition of the South Boston DC, which reduced interest income by $1.3 million.

Interest Expense. The increase in interest expense in the 2006 period compared to the 2005 period is due primarily to an increase in borrowings under our revolving credit facility, which increased interest expense by $5.7 million, and an increase in tax-related interest expense, which increased interest expense by $4.1 million. The increase in tax-related interest expense is due in part to reductions in interest expense in the prior year period pertaining to the resolution of certain income tax related contingencies. These increases were partially offset by a decline in interest expense of $1.4 million resulting primarily from the acquisition of, and the associated elimination of the financing obligation on, the South Boston DC.

Income Taxes. The effective income tax rate for the 2006 period was 38.6% compared to 35.5% in the 2005 period. The increase in the effective income tax rate is a result of a tax law change in the 2006 period that reduced previously recorded deferred tax assets related to our operations in the state of Texas, the non-recurrence in the 2006 period of benefits realized in the 2005 period related to an internal corporate restructuring, an increase in a deferred tax valuation allowance in the 2006 period due to revised estimates regarding our ability to utilize certain state income tax credit carry forwards prior to their expiration, and a reduction in income tax reserves in the 2005 period (due principally to the expiration of the statute of limitations) that did not reoccur in the 2006 period.

Adoption of Accounting Standard

Prior to February 4, 2006, we accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Because stock options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, employee compensation cost related to stock options generally was not reflected in our results of operations prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The Compensation Committee of our Board of Directors took action to accelerate the vesting, effective February 3, 2006, of most of our outstanding stock options granted prior to January 24, 2006. The Compensation Committee took this action primarily to reduce non-cash compensation expense to be recorded in future periods under the provisions of SFAS 123(R). However, the Committee also believed this decision benefited employees.

Effective February 4, 2006, we adopted SFAS 123(R) using the modified–prospective-transition method and began recognizing compensation expense for our share-based payments based on the fair value of the awards on the grant date. For the 13-week period ended November 3, 2006, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense (a component of SG&A expense) and a corresponding increase in net loss before income taxes of $0.9 million, an increase in net loss of $0.6 million, and an increase in basic and diluted loss per share of less than $0.01. For the 39-week period ended November 3, 2006, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense and a corresponding reduction in income before income taxes of $2.8 million, a reduction in net income of $1.8 million, and a reduction in basic and diluted earnings per share of approximately $0.01.

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

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. No determination has yet been made regarding the materiality of the potential impact of SFAS 157 on our financial statements.

In September 2006 the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which will require companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. A company with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. No final determination has yet been made regarding the potential impact of SFAS 158 on our financial statements, however, because we currently have one supplemental executive retirement plan with one executive participant, any impact is expected to be minimal.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments. At November 3, 2006, we had total debt (including the current portion of long-term obligations) of $503.8 million and $90.9 million of cash and cash equivalents, compared with total debt of $278.7 million and $200.6 million of cash and cash equivalents at February 3, 2006. Our net debt position increased during the first 39 weeks of 2006 due primarily to purchases of inventory, property and equipment, and repurchases of common stock, all as further described below.

Our inventory balance represented approximately 52% of our total assets as of November 3, 2006. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Inventory purchases during the 39-week period ended November 3, 2006 were impacted by fiscal 2006 store layout changes and increased purchases for our 2006 advertising campaigns to ensure adequate quantities of promotional merchandise, as described in more detail below. Inventory turns, calculated on a rolling annualized basis using balances from each quarter, were 4.1 times for the period ended November 3, 2006 (a 53-week period) compared to 4.0 times for the period ended October 28, 2005.

As described in Note 6 to the Condensed Consolidated Financial Statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity. We also have certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates.” Estimates of these contingent liabilities are included in our Condensed Consolidated Financial Statements when determined to be probable and estimable. However, future negative developments could have a material adverse effect on our liquidity.

On November 28, 2006, our Board of Directors authorized the investment of up to $500 million in a common stock repurchase program. The authorization is scheduled to expire on December 31, 2008.

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

At November 3, 2006, we had total outstanding borrowings under the amended credit facility of $232.3 million, which were comprised entirely of revolving loans. At that date, we had no letters of credit outstanding under the amended credit facility. At November 3, 2006, we were in compliance with all financial covenants contained in the amended credit facility. In December 2006, we amended the revolving credit facility to lower the fixed charge coverage financial covenant for future periods through fiscal 2008 to take into account the impact that the initiatives discussed above in the Executive Overview related to merchandising and real estate strategies may have on the ratio in those periods.

We anticipate that at any given time through April 3, 2007 our total outstanding borrowings under the amended credit facility will not exceed $150 million. We currently intend to use amounts borrowed under the amended credit facility primarily to finance our working capital needs and capital expenditures. The amount of borrowings under the amended credit facility may fluctuate materially, particularly given the seasonality of our business, depending on various factors, including the time of year, our need to acquire merchandise inventory, our decision to repay outstanding borrowings under the amended credit facility, changes to our merchandising plans and initiatives, changes to our capital expenditure plans and the occurrence of other events or transactions that may require funding through the amended credit facility.

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

Terms of our outstanding debt obligations could limit our ability to incur additional debt financing. The amended credit facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth ($1.4 billion at November 3, 2006). Our outstanding notes discussed above place certain specified limitations on secured debt and on our ability to execute sale-leaseback transactions. We do not believe that any existing limitations on our ability to incur additional indebtedness will have a material impact on our liquidity.

At November 3, 2006 and February 3, 2006, we had commercial letter of credit facilities totaling $200.0 million and $195.0 million, respectively, of which $72.0 million and $85.1 million, respectively, were outstanding for the funding of imported merchandise purchases.

We believe that our existing cash balances, anticipated cash flows from operations, the amended credit facility and our anticipated ongoing access to the capital markets, if necessary, are sufficient to meet our currently foreseeable liquidity and capital resource needs.

Cash flows from operating activities. The decline in net income, as described in more detail above, was a significant contributor to the decline in cash flows from operating activities. Cash inflows resulting from changes in accounts payable balances were significantly less in the 2006 period as compared to the 2005 period, resulting primarily from the timing of merchandise purchases and related vendor rebates. The change in cash flows from operating activities in the 2006 period as compared to the 2005 period was also impacted by an increase in inventory balances. The most significant change in inventory levels occurred in the seasonal category, which increased by 37% in the 2006 period as compared to a 32% increase in the 2005 period.

Inventory balances at November 3, 2006 were impacted by several factors. Inventory purchases are somewhat seasonal in nature and balances are typically at or near their peak at the end of our third fiscal quarter in anticipation of the Christmas selling season. Primarily due to the $71.2 million of below cost markdowns discussed above, our inventory balances have declined by $59.0 million compared to the balances at the end of the second fiscal quarter of 2006. Our current year advertising campaigns prompted additional purchases of inventory to ensure adequate quantities in the stores. Although we believe the advertising circulars aided sales, the sell-through of the promotional inventory was initially below our expectations. We are making progress in our efforts to sell through the higher than anticipated level of highly consumable promotional inventory held at the end of our 2006 second fiscal quarter, and any remaining excess inventory is expected to be sold in the normal course of business. Also, store layout changes in 2006 have added additional national brands to our merchandise offerings. Although we believe this new inventory generally helps to broaden the appeal of our stores, we are continuing to analyze the impact of these new items on our financial performance. We continually seek to eliminate lower performing items and to refine our product assortments. Finally, seasonal inventory purchases have increased in 2006 as noted above, largely reflective of consumer response to improved merchandise offerings. We are implementing processes to reduce current inventory levels (including the merchandising initiatives outlined above in the Executive Overview) and to better align purchases and inventory growth with our sales increases.

Cash flows from investing activities. Significant components of our property and equipment purchases in the 2006 period included the following approximate amounts: $60 million for distribution and transportation-related capital expenditures (primarily related to our new DC in Marion, Indiana); $49 million for the EZstore project; $45 million for new stores; and $30 million for capital projects in existing stores. During the 2006 period, we opened 408 new stores.

Significant components of property and equipment purchases in the 2005 period included the following approximate amounts: $74 million for distribution and transportation-related capital expenditures; $70 million for new stores; $40 million for the EZstore project; and $11 million for systems-related capital projects. During the 2005 period, we opened 605 new stores.

Net purchases of long-term investments of $21.5 million during the 2006 period consist primarily of those made by our captive insurance subsidiary. Net sales of short-term investments increased net cash from investing activities by $42.9 million in the 2005 period and primarily reflected our investment activities in tax-exempt auction market securities.

Capital expenditures for the 2006 fiscal year are projected to be in the range of $275 to  $300 million. We anticipate funding our 2006 capital requirements with cash flows from operations and the amended credit facility, if necessary.

Cash flows from financing activities. During the 2006 and 2005 periods, we borrowed $232.3 million and $75.0 million, respectively, net of repayments, under our revolving credit facility. We repurchased approximately 4.5 million shares of our common stock during the 2006 period at a total cost of $79.9 million, and repurchased approximately 13.0 million shares of our common stock during the 2005 period at a total cost of $260.7 million. We paid cash dividends of $46.9 million and $42.0 million, or $0.15 and $0.13 per share, respectively, on our outstanding common stock during the 2006 and 2005 periods. These uses of cash were offset by stock option proceeds of $13.9 million and $22.0 million, respectively, during the 2006 and 2005 periods.

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

To reduce the potential of such distortions in the valuation of inventory, we expanded the number of departments we utilize for our gross profit calculation from 10 to 23 in 2005. Other factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and the utilization of an independent statistician to assist in the LIFO sampling process and index formulation. As part of this process we also perform an inventory-aging analysis for determining obsolete inventory. Our policy is to write down inventory to a lower of cost or market value based on various management assumptions including estimated markdowns and sales required to liquidate such aged inventory in future periods. Inventory is reviewed on a quarterly basis and adjusted as appropriate to reflect write-downs determined to be necessary. The estimated amount of the below-cost inventory write-downs for the strategic merchandising initiatives discussed above in the Executive Overview is based on management’s assumptions regarding the timing and adequacy of markdowns and the final adjustment may vary materially from the estimate depending on various factors, including timing of the execution of the plan, retail market conditions and the accuracy of assumptions used by management in developing these estimates.

Factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and unseasonable weather patterns, among other factors, could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases, resulting in an unfavorable impact on our consolidated financial statements. Sales shortfalls due to the above factors could cause reduced purchases from vendors and associated vendor allowances that would also result in an unfavorable impact on our consolidated financial statements.

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

Impairment of Long-lived Assets. We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment stores open more than two years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based primarily upon future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value.

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

Contingent Liabilities - Legal Matters. We are subject to legal, regulatory and other proceedings and claims. We establish reserves, if any, for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in our financial statements and SEC filings, management’s view of our exposure. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. We re-evaluate these assessments each quarter or as new and significant information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). See Note 6 to the Condensed Consolidated Financial Statements.

Lease Accounting and Excess Facilities. The majority of our stores are subject to short-term leases (usually with initial or primary terms of 3 to 5 years) with multiple renewal options when available. We also have stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. Approximately half of our stores have provisions for contingent rentals based upon a percentage of defined sales volume. We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We recognize rent expense over the term of the lease. We record minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that we take physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. We also receive tenant allowances, which we record in deferred incentive rent and amortize as a reduction to rent expense over the term of the lease. We reflect as a liability any difference between the calculated expense and the amounts actually paid. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

For store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Reserves are established at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS 146. Key assumptions in calculating the reserve include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting reserves could vary from recorded amounts. Reserves are reviewed periodically and adjusted, when necessary.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e), as of November 3, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of November 3, 2006.

(b)

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) identified in connection with the evaluation of our internal control over financial reporting as required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended November 3, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information contained in Note 6 to the Condensed Consolidated Financial Statements under the heading “Legal proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.

RISK FACTORS

Forward-Looking Statements / Risk Factors

Certain of the discussions in this report and in the documents incorporated by reference into this report may express or imply projections of revenues or expenditures; plans and objectives for future operations, growth or initiatives (such as expectations regarding certain planned real estate and merchandising strategic and operational changes and the related timing, charges and cost estimates and anticipated results and benefits, the expected number of new store openings, relocations and remodels in each of fiscal 2006, 2007, 2008 and 2009, our gross profit rate expectations for fiscal 2007, 2008 and 2009, the expected sale of inventory and our plans with respect to product assortment and inventory levels, and other potential initiatives and plans referred to in the “Results of Operations – Executive Overview” section in Part I, Item 2 above); expected future economic performance; the expected outcome or impact of pending or threatened litigation; our anticipated effective tax rate; or the anticipated levels of borrowings under our amended credit facility and the expected use of those funds. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors that may cause our actual results to differ materially from those projected or implied by these statements. Readers should evaluate all forward-looking information in the context of these risks, uncertainties and other factors. In addition, the words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions generally identify forward-looking statements.

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

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2006, as modified by the disclosure contained in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended May 5, 2006 and August 4, 2006.

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

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to selectively disclose to them any material nonpublic information or other confidential commercial information. Shareholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report, as we also have a policy against confirming information issued by others. Thus, to the extent that reports issued by securities analysts contain any financial projections, forecasts or opinions, those reports are not our responsibility.

Our profitability is affected by the mix of merchandise that we sell. In recent years, the percentage of our sales of highly consumable products to total sales has increased, and the percentage of our sales of seasonal, home products and basic clothing merchandise to total sales has decreased. The highly consumable category typically accounts for the lowest gross profit rate. Our gross profit rate could decrease if the percentage of highly consumable products we sell continues to increase or if customers shift their spending to items with lower gross profit rates.

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

The inability to execute strategic and operating initiatives or to achieve an acceptable return on those investments could negatively affect our future operating and financial results. We are involved in a significant number of strategic and operating initiatives that have the potential to be disruptive in the short term if they are not implemented effectively. Ineffective implementation or execution of some or all of these initiatives could also materially negatively impact our future financial results. If we are unsuccessful in achieving an acceptable return on investment, it could have a material adverse effect on our business and results of operations. Please reference the discussion of the initiatives in the “Results of Operations – Executive Overview” section in Part I, Item 2 above.

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

Competition in the retail industry could limit our growth opportunities and reduce our profitability. We operate in the discount retail merchandise business, which is highly competitive. We compete for customers, merchandise, real estate, locations and employees. This competitive environment subjects us to various risks, including the risk that we will be unable to continue our store and sales growth, the risk that we will be unable to provide attractive merchandise to our customers at attractive prices that allow us to maintain our profitability, and the risk of reduced profitability because of the lower prices, and thus the lower gross profit rates, required to maintain our competitive position. We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate. Our direct competitors in the dollar store retail category include, without limitation, Family Dollar, Dollar Tree, Fred’s, and various local, independent operators. Competitors from other retail categories include Wal-Mart and Walgreens, among others. Some of our competitors utilize aggressive promotional activities, advertising programs, and pricing discounts and our results of operations could be adversely affected if we do not respond effectively to these efforts.

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

Our financial performance could be adversely affected if our merchandising, marketing and advertising programs are not as effective as management anticipates or if the cost of those efforts materially exceeds management’s estimates. We periodically undertake new programs and refine existing programs to increase our net sales and customer base. In addition, we have designed advertising programs to support the execution of our recent merchandising and real estate decisions discussed in Executive Overview above. We may be materially adversely impacted if any of these merchandising, marketing and advertising programs fail to attract additional customers into our stores or if the merchandising programs we implement are not as effective as planned. We have historically engaged in limited advertising and marketing efforts, and in 2005 advertising expenses were less than 1% of sales. As part of our initiatives to improve net sales, we may execute a variety of new marketing, promotional and/or advertising strategies. If these initiatives are not effective in producing sufficient additional sales, or if the cost of these programs exceeds management’s estimates, our financial performance could be adversely affected.

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

Our planned future growth will be impeded, which would adversely affect sales, if we cannot open new stores on schedule, or if we close a number of stores that is materially in excess of anticipated levels. Our growth is dependent on both increases in sales in existing stores and the ability to open new stores. Our ability to timely open new stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the ability to negotiate favorable lease terms; the ability to hire and train new personnel, especially store managers; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors are beyond our control. In addition, we may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new stores or expanding profitably.

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

We are subject to certain legal proceedings that may adversely affect our financial statements as a whole. We are involved in a number of legal proceedings, which include, for instance, consumer, employment, tort and other litigation. Certain of these lawsuits, if decided adversely to us or settled, may result in liability material to our financial statements as a whole or may negatively impact our operating results if changes to the operation of our business are required. Please see Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 above for further details regarding certain of these pending matters.

We may be unable to rely on liability indemnities given by foreign vendors which could adversely affect our financial statements as a whole. We import approximately 13% of our merchandise globally. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. Our ability to obtain sufficient indemnification from the manufacturers of these products may be hindered by the manufacturers’ lack of understanding of U.S. product liability or other laws, which may make it more likely that we may be required to respond to claims or complaints from customers as if we were the manufacturer of the products. Any of these circumstances could have a material adverse effect on our business and financial statements as a whole.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made during the quarter ended November 3, 2006 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
08/05/06-08/31/06	1,323	$13.34	-	-
09/01/06-09/30/06	896	12.76	-	-
10/01/06-11/03/06	523	13.99	-	-
Total	2,742	$13.28	-	-

(a) Includes 1,419 shares purchased in open market transactions in satisfaction of our obligations under certain employee benefit plans and 1,323 shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock.

ITEM 5.

OTHER INFORMATION

On December 8, 2006, we entered into a First Amendment to Second Amended and Restated Revolving Credit Agreement with SunTrust Bank, as issuing bank and administrative agent, Bank of America, N.A. and Keybank National Association, as co-syndication agents, Regions Bank and U.S. Bank National Association, as co-documentation agents, the lenders from time to time parties thereto and the Dollar General subsidiaries that guarantee our obligations thereunder. The First Amendment amended our revolving credit facility to, among other things, lower the fixed charge coverage test for future periods through fiscal 2008. The fixed charge coverage test (calculated as the ratio of Consolidated EBITR to the sum of Consolidated Interest Expense and Consolidated Rent Expense) had previously required us to maintain a minimum ratio of 2.0 to 1.0 throughout the term of the facility. This covenant has been amended, and we must now maintain the following minimum ratios: 1.3 to 1.0 for the fourth quarter of 2006 and each quarter of 2007; 1.5 to 1.0 for the first and second quarters of 2008; 1.75 to 1.0 for the third and fourth quarters of 2008; and back to 2.0 to 1.0 thereafter. For further information regarding the revolving credit facility, see Note 5 to the Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis above.

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

DOLLAR GENERAL CORPORATION

Date: December 12, 2006	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1

First Amendment to Rights Agreement, dated August 30, 2006, between Dollar General Corporation and the Rights Agent (incorporated by reference to our Registration Statement on Form 8-A (Amendment No. 1) filed September 1, 2006).

4.2

Ninth Supplemental Indenture, dated as of August 30, 2006, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and U.S. Bank National Association (successor to Wachovia Bank, National Association), as trustee.

10.1

Amended and Restated Employment Agreement, effective as of September 18, 2006, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to our Current Report on Form 8-K dated September 18, 2006, filed September 19, 2006).

10.2

Restricted Stock Unit Award Agreement, effective as of September 18, 2006, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to our Current Report on Form 8-K dated September 18, 2006, filed September 19, 2006).

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.