Form 10-K
period 2007-02-02
DOLLAR GENERAL CORP
filed 2007-03-29
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price on the New York Stock Exchange as of August 4, 2006, was approximately $3.9 billion. The registrant has no non-voting common stock.  For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of greater than 10% of the registrant’s common stock are the “affiliates” of the registrant.

The registrant had 313,938,190 shares of common stock outstanding on March 20, 2007.

INTRODUCTION

General

This report contains references to years 2007, 2006, 2005, 2004, 2003 and 2002, which represent fiscal years ending or ended February 1, 2008, February 2, 2007, February 3, 2006, January 28, 2005, January 30, 2004 and January 31, 2003, respectively.  All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.

Forward Looking Statements/Risk Factors

This Form 10-K contains “forward-looking statements.”  These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “objective”, “forecast”, “goal”, “intend”, “will likely result”, or “will continue” and similar expressions, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation based on currently available information.  The factors listed below under the heading “Risk Factors”, in the other sections of this Form 10-K, including, but not limited to: Item 1 subsections “Overall Business Strategy”, “Seasonality” and “Competition”; Item 3; and Item 7 subsections “Executive Overview” and “Critical Accounting Policies and Estimates”, in our other filings with the Securities and Exchange Commission (“SEC”), press releases and other communications provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made.  We undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it was made.

PART I

ITEM 1.

BUSINESS

General

We are a leading value discount retailer of quality general merchandise at everyday low prices.  Through conveniently located stores, we offer a focused assortment of basic consumable merchandise including health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, basic clothing and domestics.  Dollar General® stores serve primarily low-, middle- and fixed-income families.

We were founded in 1939 as J.L. Turner and Son, Wholesale.  We opened our first dollar store in 1955, when we were first incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc.  We changed our name to Dollar General Corporation in 1968 and reincorporated as a Tennessee corporation in 1998.  As of March 2, 2007, we operated 8,260 stores in 35 states, primarily in the southern, southwestern, midwestern and eastern United States.

Proposed Merger

On March 11, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buck Holdings LP, a Delaware limited partnership (“Parent”), and Buck Acquisition Corp., a Tennessee corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into us (the “Merger”). We will continue as the surviving corporation and as a wholly owned subsidiary of Parent. Merger Sub and Parent are affiliates of Kohlberg Kravis Roberts & Co., L.P.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock, other than any such shares held by any of our wholly owned subsidiaries and any shares owned by us, Parent or Merger Sub, will be cancelled and converted into the right to receive $22.00 in cash, without interest (the “Merger Consideration”). In addition, immediately prior to the effective time of the Merger, all shares of our restricted stock and restricted stock units will, unless otherwise agreed by the holder and Parent, vest and be converted into the right to receive the Merger Consideration. All options to acquire shares of our common stock will vest immediately prior to the effective time of the Merger and holders of such options will, unless otherwise agreed by the holder and Parent, be entitled to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share of our common stock subject to the option.

Our Board of Directors unanimously approved the Merger Agreement and amended our Shareholder Rights Plan to exempt the Merger from that Plan’s operation.

Consummation of the Merger is not subject to a financing condition but is subject to customary closing conditions, including approval of the Merger Agreement by our shareholders, regulatory approval and other customary closing conditions. The Merger Agreement places specified restrictions on certain of our business activities, including but not limited to:

acquisitions or dispositions of assets, capital expenditures, modifications of debt, leasing activities, compensatory changes, dividend increases, investments and share repurchases.

Overall Business Strategy

Our mission is “Serving Others.” To carry out this mission, we have developed a business strategy of providing our customers with a focused assortment of fairly priced, consumable merchandise in a convenient, small-store format.

Our Customers.  We serve the basic consumable needs of customers primarily in the low- and middle-income brackets and those on fixed incomes. According to AC Nielsen’s 2006 Homescan® data, in 2006 approximately 41% of our customers had gross income of less than $30,000 per year and approximately 24% had gross income of less than $20,000 per year.  Our merchandising and operating strategies are primarily designed to meet the need for basic consumable products of consumers in these lower income groups.

Our Stores.  The traditional Dollar General store has, on average, approximately 6,900 square feet of selling space and generally serves customers who live within five miles of the store.  Of our 8,260 stores operating as of March 2, 2007, approximately 4,750 serve communities with populations of 20,000 or less.  We believe that our target customers prefer the convenience of a small, neighborhood store.  We believe that our convenient discount store format will continue to attract customers and provide us with a competitive advantage.

In 2003, we began testing a Dollar General Market® store concept.  Dollar General Markets are larger than the average Dollar General store and carry, among other items, an expanded assortment of grocery products and perishable items.  At March 2, 2007, our 8,260 total stores included 56 Dollar General Market stores with an average of approximately 17,250 square feet of selling space.

Our Merchandise.  We are committed to offering a focused assortment of quality, consumable merchandise in a number of core categories, such as health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, basic clothing and domestics.  This focused merchandise assortment allows customers to shop at Dollar General stores for their everyday household needs.  In 2006, the average customer purchase was $9.31.

Our Prices.  We distribute quality, consumable merchandise at everyday low prices. Our strategy of a low-cost operating structure and a focused assortment of merchandise allows us to offer quality merchandise at competitive prices.  As part of this strategy, we emphasize even-dollar prices on many of our items. In the typical Dollar General store, the majority of the products are priced at $10 or less, with approximately 30% of the products priced at $1 or less.

Our Cost Controls.  We emphasize aggressive management of our overhead cost structure. Additionally, we seek to locate stores in neighborhoods where rental and operating costs are relatively low. We attempt to control operating costs by implementing new technology where feasible. Examples of this strategy in recent years include the implementation of “EZstore”, our initiative designed to improve inventory flow from distribution centers (“DCs”) to consumers; other improvements to our supply chain and warehousing systems; an automatic inventory replenishment system at the store level; the implementation of a new merchandise planning system designed to assist our merchants with their purchasing and store allocation decisions; enhancements and improvements to the inventory replenishment and merchandise planning systems; and the reengineering of our open-to-buy inventory procurement process.

Recent Strategic Initiatives

In the fourth quarter of 2006, we launched certain strategic initiatives related to our merchandising and real estate strategies based upon a comprehensive analysis of the performance of each of our stores and the impact of our inventory model on our ability to effectively serve our customers.

With regard to merchandising, we reviewed our historic inventory management strategies, changes in recent years to those practices and the potential impact on future profitability of an acceleration of our transition away from some of those practices. Under our traditional inventory disposition strategy, we carried forward any remaining prior season inventory (“packaway”) and attempted to adjust future inventory purchases to account for the carryover product. Beginning in the fourth quarter of 2003, principally at the conclusion of the holiday selling season, we began taking end-of-season markdowns materially in excess of markdowns that had been taken historically to attempt to accelerate the disposition of certain holiday-related items, as well as certain other seasonal, home and basic clothing items that had not sold as expected. Although these increased end-of-season markdowns resulted in less packaway inventory, there continued to be a packaway component of our merchandising practices and a significant amount of merchandise from prior seasons remained in many stores. Based on our review, we decided to discontinue our traditional inventory packaway management model in an attempt to better meet our customers’ needs and to ensure an appealing, fresh merchandise selection. We are currently in the process of executing that initiative, as further discussed below under “Merchandising Initiatives”.

We made significant improvements to the policies, procedures and controls relating to our real estate practices during 2006. We have fully integrated the functions of site selection, lease renewals, relocations, remodels and store closings and have defined and implemented additional criteria for decision-making in those areas. We continue to analyze our real estate performance and to look for ways to further refine and improve our practices. As a first step in our initiative to revitalize our store base, we plan to close approximately 400 underperforming stores by the end of fiscal 2007, including 151 stores that have already been closed as of March 2, 2007. The closings are in addition to stores that might be closed in the normal course of business. We will continue to evaluate our store base for additional closing candidates as part of our revitalization efforts. We also are focusing on upgrading our existing store base with plans to decelerate our new store growth rate to enable us to remodel or relocate a number of stores to improve productivity and enhance the shopping experience for the customers in those stores. We expect that these actions will result in better disciplined inventory management and a more productive store base.

Growth Strategy

We have experienced a rapid rate of expansion in recent years, increasing our number of stores from 5,540 as of February 1, 2002, to 8,260 as of March 2, 2007.  In addition to growth from new store openings, we recorded same-store sales increases of 3.3% and 2.0% in 2006 and 2005, respectively.  Same-store sales calculations for 2005 and prior include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year, based on the comparable calendar weeks in the prior year. As further described below in Part II, Item 7, 2006 was a 52-week accounting period while 2005 was a 53-week accounting period. Accordingly, the same store sales percentages discussed above exclude sales from the 53rd week in 2005 as there was no comparable week in 2006 or 2004. We will continue to seek to grow our business and believe that this future growth will come from a combination of new store openings, remodeled and relocated stores, infrastructure investments and merchandising initiatives, each as discussed more fully below.

New Store Growth.  We believe that our convenient, small-store format is adaptable to small towns and neighborhoods throughout the country.  The majority of our stores are located in these small towns (which we define as communities with populations of 20,000 or less).  In 2006, approximately half of our new stores were opened in small towns while the remainder were opened either in rural or in more densely populated areas.  We expect a similar mix of new store openings between small towns and other areas in 2007.  New store openings in 2007 will include our existing market area as well as certain other geographic areas where management believes we have the potential to expand our store base. As part of the strategic initiatives discussed above, we plan to decrease the number of new store openings and increase the number of remodeled or relocated stores in 2007. Opening or remodeling/relocating stores in our existing market area allows us to take advantage of brand awareness and to maximize our operating efficiencies.

In 2006, 2005 and 2004, we opened 537, 734 and 722 new stores, and remodeled or relocated 64, 82 and 80 stores, respectively.  In 2007, we plan to open approximately 300 new Dollar General stores and plan to remodel or relocate an additional 300 stores.

Infrastructure Investments. Our distribution network is an integral component of our efforts to reduce transportation expenses and effectively support our growth.  In recent years, we have made significant investments in our distribution network. As of March 2, 2007, we operated nine DCs, one of which opened during 2006. In recent years, we have expanded our DCs in South Boston, Virginia, and Ardmore, Oklahoma, by completing the conversion of these DCs from single to dual sortation systems, which enables them to serve more stores.

We also have invested in technological improvements and upgrades in recent years. In 2006, new systems for assortment planning, merchandise allocations and drop ship receiving were installed. We implemented improvements to our transportation, sales audit, loss prevention and planogram systems.   In addition, we completed store system enhancements for promotions and coupons. In 2005, we installed new systems for store operating statements, store labor scheduling, supplier communications and transportation and claims management. In addition, we enhanced our store systems to allow us to sell Dollar General gift cards.  In 2004, we added a merchandising data warehouse, completed the rollout of credit/debit and electronic benefit transfer capabilities and installed an automatic inventory replenishment system in all stores. In addition, we completed a new stock ledger and sales flash system. Also, for the first time, we equipped store district managers with personal computers to enable them to access daily merchandising information.

Merchandising Initiatives.  Our merchandising initiatives are designed to promote same-store sales increases.  We continually evaluate the performance of our merchandise mix and make adjustments when appropriate.  In recent years, we have increased our emphasis on the highly consumable category by adding items in the food, paper, pet products, household chemicals, and health and beauty aids categories. Also in recent years, we began offering perishable products, which include a selection of dairy products, luncheon meats, frozen foods and ice cream. Other recent initiatives include prepaid phone cards and branded apparel.

In the fourth quarter of 2006, we commenced execution of an initiative to discontinue our traditional inventory packaway management model in an attempt to better meet our customers’ needs and to ensure an appealing, fresh merchandise selection. With few exceptions, we plan to eliminate, through end-of-season and other markdowns, existing seasonal, home products and basic clothing packaway merchandise by the end of fiscal 2007. In addition, beginning in fiscal 2007, we plan to sell virtually all current-year non-replenishable merchandise by taking end-of-season markdowns, allowing for increased levels of newer, current-season merchandise. We believe this strategy change will enhance the appearance of our stores and will positively impact customer satisfaction as well as the store employees’ ability to manage stores, ultimately resulting in higher sales, increased gross profit, lower employee turnover, and decreased inventory shrink and damages. We also expect that this improved inventory management will result in more appropriate per store inventory levels.

We expect to increase our sales mix of merchandise categories with higher gross profit rates, such as home products, basic clothing and seasonal merchandise, as we become increasingly able to improve our merchandise assortments and stock our stores with more current inventory. Achievement of our goals is contingent upon this expected sales mix improvement as well as effective inventory management and reductions in inventory shrink and damages.

In 2006, we initiated a new store layout that we believed would drive sales and improve our merchandising mix.  The new layout was launched in a test mode in early 2006, was further developed during the year, and became our standard new store format by the end of 2006.  Through the process of opening new stores and re-formatting a limited number of existing stores there were approximately 359 stores operating in this new format as of March 2, 2007.  The results have been encouraging, as we have seen additional sales, including increased sales of higher margin goods.  Additionally, improved merchandise adjacencies and wider, more open aisles have enhanced the overall guest shopping experience.

Merchandise

Dollar General stores offer a focused assortment of quality merchandise in a number of core categories. We operate as one reportable segment and separate our merchandise into the following four categories for reporting purposes: highly consumable, seasonal, home products, and basic clothing. Detailed information on our net sales by product class can be found in Note 13 to the consolidated financial statements contained in Item 8 of this report.

 We maintain approximately 4,900 core stock-keeping units (“SKUs”) per store.

For the preceding three years, the percentage of total sales of each of the four categories we track is as follows:

	2006	2005	2004
Highly consumable	65.7%	65.3%	63.0%
Seasonal	16.4%	15.7%	16.5%
Home products	10.0%	10.6%	11.5%
Basic clothing	7.9%	8.4%	9.0%

Of the four categories, the home products and seasonal categories typically account for the highest gross profit rates and the highly consumable category typically accounts for the lowest gross profit rate.

We purchase our merchandise from a wide variety of suppliers. Approximately 11% of our purchases in 2006 were from The Procter & Gamble Company.  Our next largest supplier accounted for approximately 5% of our purchases in 2006.  We directly imported approximately 14% of our retail receipts in 2006.

Through 2005, we generally did not use advertising circulars widely throughout our network of stores. Instead we advertised to support new traditional store openings primarily with targeted circulars and in-store signage. In 2006, we used several advertising circulars in an attempt to increase sales and customer traffic. Additionally, during 2006 we advertised on both television and radio. Advertising expenses remained less than 1% of sales. In 2005, we initiated a marketing program as the sponsor of a National Association for Stock Car Auto Racing (“NASCAR”) Busch Series car, which continued in 2006. During 2005 and 2006, we participated in the Busch Series racing season, which ran from February to November and served as the title sponsor of the Dollar General 300 NASCAR Busch Series race at Lowe’s Motor Speedway in Concord, North Carolina.

Seasonality

Our business is modestly seasonal in nature.  We expect to continue to experience seasonal fluctuations, with a larger percentage of our net sales, operating profit and net income being realized in the fourth quarter. In addition, our quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of certain holidays. We purchase substantial amounts of inventory in the third quarter and incur higher shipping costs and higher payroll costs in anticipation of the increased sales activity during the fourth quarter.  In addition, we carry merchandise during our fourth quarter that we do not carry during the rest of the year, such as gift sets, holiday decorations, certain baking items, and a broader assortment of toys and candy.

The following table reflects the seasonality of net sales, operating profit, and net income (loss) by quarter. All of the quarters reflected below are comprised of 13 weeks with the exception of the fourth quarter of the year ended February 3, 2006, which was comprised of 14 weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended February 2, 2007
Net sales	23.5%	24.5%	24.1%	27.9%
Operating profit (a)	32.7%	32.5%	1.3%	33.5%
Net income (loss) (a)	34.5%	33.0%	(3.8)%	36.3%

Year Ended February 3, 2006
Net sales	23.0%	24.1%	24.0%	28.9%
Operating profit	19.0%	21.5%	18.1%	41.3%
Net income	18.5%	21.6%	18.4%	41.5%

Year Ended January 28, 2005
Net sales	22.8%	24.0%	24.5%	28.7%
Operating profit	20.6%	19.4%	20.5%	39.6%
Net income	19.7%	20.7%	20.7%	38.9%

(a)

Results for the 3rd and 4th quarters of 2006 reflect the impact of Recent Strategic Initiatives as discussed above and in further detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The Dollar General Store

The typical Dollar General store is operated by a manager, an assistant manager and two or more sales clerks.  Approximately 49% of our stores are located in strip shopping centers, 49% are in freestanding buildings and 2% are in downtown buildings.  We generally have not encountered difficulty locating suitable store sites in the past, and management does not currently anticipate experiencing material difficulty in finding suitable locations.

Our recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed		Net Store Increase	Stores at End of Year
2004	6,700	722	102		620	7,320
2005	7,320	734	125	(a)	609	7,929
2006	7,929	537	237	(b)	300	8,229
(a) Includes 41 stores closed as a result of hurricane damage. (b) Includes 128 stores closed as a result of certain recent strategic initiatives

Employees

As of March 2, 2007, we employed approximately 69,500 full-time and part-time employees, including divisional and regional managers, district managers, store managers, and DC and administrative personnel, compared with approximately 64,500 employees on March 3, 2006.  Management believes our relationship with our employees is generally good, and we are not a party to any collective bargaining agreements.

Competition

We operate in the discount retail merchandise business, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service.  We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores.  These other retail companies operate stores in many of the areas where we operate and many of them engage in extensive advertising and marketing efforts. Our direct competitors in the dollar store retail category include Family Dollar, Dollar Tree, Fred’s, 99 Cents Only and various local, independent operators.  Competitors from other retail categories include Wal-Mart and Walgreens, among others.  Certain of our competitors have greater financial, distribution, marketing and other resources than we do.

The dollar store category differentiates itself from other forms of retailing by offering consistently low prices in a convenient, small-store format.  We believe that our prices are competitive due in part to our low cost operating structure and the relatively limited assortment of products offered.  Historically, we have minimized labor by offering fewer price points and a reliance on simple merchandise presentation.  We attempt to locate primarily in second-tier locations, either in small towns or in the neighborhoods of more densely populated areas where occupancy expenses are relatively low.  We maintain a strong purchasing power position due to our leadership position in the dollar store retail category, which centers on a focused assortment of merchandise.

Trademarks

Through our subsidiary, Dollar General Merchandising, Inc., we own marks that are registered with the United States Patent and Trademark Office including the trademarks Dollar General®, Dollar General Market®, Clover Valley®, American Value®, DG Guarantee® and the Dollar General price point designs, along with certain other trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks.  Our trademarks have various expirations dates; however, assuming that the trademarks are properly renewed, they have a perpetual duration.

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

ITEM 1A.

RISK FACTORS

Investing in our securities involves a degree of risk. Persons buying our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. If any of the following risks actually occurs, our business, financial condition, results of operation or cash flows could be materially adversely affected. In any such case, the trading price of our securities could decline and you could lose all or part of your investment. The risks described below are not the only ones facing us and are not intended to be a complete discussion of all potential risks or uncertainties. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Some of the statements in our reports are not statements of historical fact; instead, they are what are known as “forward-looking statements” that may or may not come to fruition. Certain of the discussions in this report and in the documents incorporated by reference into this report may express or imply projections of revenues or expenditures; plans and objectives for future operations, growth or initiatives (such as the proposed merger; expectations regarding certain planned real estate and merchandising strategic and operational changes and their related timing, charges and cost estimates and anticipated results and benefits; the expected number of new store openings, relocations and remodels; our gross profit rate; the expected sale of inventory and our plans with respect to product assortment, inventory levels and the impact of seasonality; and other potential initiatives and plans referred to in “Results of Operations – Executive Overview”); expected future economic performance; the expected outcome or impact of pending or threatened litigation; our anticipated effective tax rate; or the anticipated levels of borrowings under our amended credit facility and the expected use of those funds. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements concerning matters that involve risks and uncertainties that may cause actual results to differ materially from those projected. Forward-looking statements generally may be identified through the use of words such as “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions.

Although when we make forward-looking statements we believe they are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those that are projected. Factors and risks that may cause actual results to differ from this forward-looking information include, but are not limited to, those described below, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” or, from time to time, in our SEC filings, press releases and other communications. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us or our operations in the way that we expect.

We caution readers to evaluate all forward-looking information in the context of these risks and uncertainties and not to place undue reliance on forward-looking statements made in this document which speak only as of the document’s date. We have no obligation, and do not intend, to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. We advise you, however, to consult any further disclosures we may make on related subjects in the documents we file with or furnish to the SEC or in our other public disclosures. Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, it is against our policy to selectively disclose to them any material nonpublic information or other confidential commercial information. Shareholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. To the extent that reports issued by securities analysts contain any financial projections, forecasts or opinions, those reports are not our responsibility.

General economic factors may adversely affect our financial performance. General economic conditions in one or more of the markets we serve may adversely affect our financial performance. A general slowdown in the economy, higher interest rates, higher fuel and other energy costs, inflation, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, and other economic factors could adversely affect consumer demand for the products we sell, change our sales mix of products to one with a lower average gross profit and result in slower inventory turnover and greater markdowns on inventory. Higher interest rates, higher commodities rates, higher fuel and other energy costs, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rate fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect the operations and operating results of our stores.

Our plans depend significantly on initiatives designed to improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely. We have had, and expect to continue to have, initiatives (such as those relating to marketing, advertising, merchandising, promotions and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to improve our results of operations and financial condition. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management’s estimates could adversely affect our results of operations and financial condition. Please reference the discussion of the initiatives in the “Executive Overview” portion of Management’s Discussion and Analysis below.

Because our business is moderately seasonal, with the highest portion of sales occurring during the fourth quarter, adverse events during the fourth quarter could materially affect our financial statements as a whole. We generally recognize a significant portion of our net sales and net income during the Christmas selling season, which occurs in the fourth quarter of our fiscal year. In anticipation of this holiday, we purchase substantial amounts of seasonal inventory and hire many temporary employees. A seasonal merchandise inventory imbalance could result if for any reason our net sales during the Christmas selling season were to fall below either seasonal norms or expectations. If for any reason our fourth quarter results were substantially below expectations, our profitability and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise. Lower than anticipated sales in the Christmas selling season would also negatively affect our ability to absorb the increased seasonal labor costs.

We face intense competition that could limit our growth opportunities and reduce our profitability. The retail business is highly competitive. We operate in the discount retail merchandise business, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. This competitive environment subjects us to the risk of reduced profitability because of the lower prices, and thus the lower margins, required to maintain our competitive position. Also, companies operating in the discount retail merchandise sector (due to customer demographics and other factors) have limited ability to increase prices in response to increased costs (including vendor price increases). This limitation may adversely affect our margins and profitability. We compete for customers, employees, store sites, products and services and in other important aspects of our business with many other local, regional and national retailers. We compete with retailers operating discount, mass merchandise, drug, convenience, variety and specialty stores, supermarkets and supercenter-type stores. Certain of our competitors have greater financial, distribution, marketing and other resources than we do. These other competitors compete in a variety of ways, including aggressive promotional activities, merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. If we fail to respond effectively to competitive pressures and changes in the retail markets, it could adversely affect our financial performance. See “Business” in Item 1 above for additional discussion of our competitive situation.

Although the retail industry as a whole is highly fragmented, certain segments of the retail industry have recently undergone and continue to undergo some consolidation, which can significantly alter the competitive dynamics of the retail marketplace. This consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions. These business combinations could result in the provision of a wider variety of products and services at competitive prices by these consolidated companies, which could adversely affect our financial performance. Competition for customers has intensified in recent years as larger competitors have moved into, or increased their presence in, our geographic markets. We remain vulnerable to the marketing power and high level of consumer recognition of these larger competitors and to the risk that these competitors or others could venture into the “dollar store” industry in a significant way. Generally, we expect an increase in competition.

Natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events could adversely affect our financial performance. The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events, such as civil unrest in countries in which our suppliers are located and acts of terrorism, or similar disruptions could adversely affect our operations and financial performance. These events could result in physical damage to one or more of our properties, increases in fuel (or other energy) prices, the temporary or permanent closure of one or more of our stores or DCs, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our DCs or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These events also can have indirect consequences such as increases in the costs of insurance following a destructive hurricane season. These factors could otherwise disrupt and adversely affect our operations and financial performance.

Risks associated with the domestic and foreign suppliers from whom our products are sourced could adversely affect our financial performance. The products we sell are sourced from a wide variety of domestic and international suppliers. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, merchandise quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. Disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance. In addition, our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers’ lack of understanding of U.S. product liability or other laws, which may make it more likely that we may be required to respond to claims or complaints from customers as if we were the manufacturer of the products. As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase.

We are dependent on attracting and retaining qualified employees while also controlling labor costs. Our future performance depends on our ability to attract, retain and motivate qualified employees. Many of these employees are in entry-level or part-time positions with historically high rates of turnover. Availability of personnel varies widely from location to location. Our ability to meet our labor needs generally, including our ability to find qualified personnel to fill positions that become vacant at our existing stores and DCs, while controlling our labor costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, prevailing wage rates and changes in minimum wage laws, changing demographics, health and other insurance costs and changes in employment legislation. Increased turnover also can have significant indirect costs, including more recruiting and training needs, store disruptions due to management changeover and potential delays in new store openings or adverse customer reactions to inadequate customer service levels due to personnel shortages. Competition for qualified employees exerts upward pressure on wages paid to attract such personnel.

Also, our stores are decentralized and are managed through a network of geographically dispersed management personnel. Our inability to effectively and efficiently operate our stores, including the ability to control losses resulting from inventory and cash shrinkage, may negatively affect our sales and/or operating margins.

Our planned future growth will be impeded, which would adversely affect sales, if we cannot open new stores on schedule or if we close a number of stores materially in excess of anticipated levels. Our growth is dependent on both increases in sales in existing stores and the ability to open new stores. Our ability to timely open new stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the absence of occupancy delays; the ability to negotiate favorable lease terms; the ability to hire and train new personnel, especially store managers; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. In addition, many of these factors affect our ability to successfully relocate stores. Many of these factors are beyond our control. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores from existing stores, could materially adversely affect our growth. In addition, we may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new stores or expanding profitably.

Some of our new stores may be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets.

Some of our new stores will be located in areas where we have existing units. Although we have experience in these markets, increasing the number of locations in these markets may cause us to over-saturate markets and temporarily or permanently divert customers and sales from our existing stores, thereby adversely affecting our overall profitability.

We are dependent upon the smooth functioning of our distribution network, the capacity of our DCs, and the timely receipt of inventory. We rely upon the ability to replenish depleted inventory through deliveries to our DCs from vendors and from the DCs to our stores by various means of transportation, including shipments by sea and truck. Labor shortages in the transportation industry could negatively affect transportation costs. In addition, long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect our business.

The efficient operation of our business is heavily dependent upon our information systems. We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems.

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on profitability. Our business is subject to numerous federal, state and local regulations. Changes in these regulations, particularly those governing the sale of products, may require extensive system and operating changes that may be difficult to implement and could increase our cost of doing business. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties.

Our current insurance program may expose us to unexpected costs and negatively affect our profitably. Historically, our insurance coverage has reflected deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime and some natural disasters. If we incur these losses, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for losses up to the amount of our deductibles. If we experience a greater number of these losses than we anticipate, our profitability could be adversely affected.

Litigation may adversely affect our business, financial condition and results of operations. Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. Please see Note 8 to the consolidated financial statements for further details regarding certain of these pending matters.

In addition, from time to time third parties may claim that our trademarks or product offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time-consuming and distracting for executive management, result in costly litigation, cause changes to our private label offerings or delays in introducing new private label offerings, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

Our credit facility and other debt instruments place financial and other restrictions on us. Our debt obligations and financings have certain financial covenants and limits on our ability to incur additional indebtedness, to sell assets and to make certain payments. The lender’s ongoing obligation to extend credit under these financings will depend upon our compliance with these and other covenants. In addition, we may need to incur additional indebtedness which may have important consequences, including placing us at a competitive disadvantage compared to our competitors that may have proportionately less debt, limiting our flexibility in planning for changes in our business and the industry and making us more vulnerable to economic downturns and adverse developments in our business.

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

Our annual and quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, some of which are beyond our control, resulting in a decline in the price of our securities. Our annual and quarterly operating results may fluctuate significantly because of several factors, including those described above. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues and net income for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our securities could decrease.

Failure to complete the proposed merger could adversely affect us.  On March 11, 2007, we entered into a merger agreement with affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).  There is no assurance that the merger agreement and the merger will be approved by our shareholders or that the other conditions to the completion of the merger will be satisfied.  The current market price of our common stock may reflect a market assumption that the merger will be completed, and a failure to complete the merger could result in a decline in the market price of our common stock. Consummation of the merger is subject to the following risks:

•

the occurrence of any event, change or other circumstances that could give rise to a termination of the merger agreement;

•

the outcome of any legal proceedings that have been or may be instituted against us, members of our Board of Directors and others relating to the merger agreement, including the terms of any settlement of such legal proceedings that may be subject to court approval;

•

the inability to complete the merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to consummation of the merger;

•

the failure by KKR or its affiliates to obtain the necessary debt financing arrangements set forth in the commitment letter received in connection with the merger; and

•

the failure of the merger to close for any other reason.

In addition, in connection with the merger we will be subject to several risks, including the following:

•

there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of their time and resources;

•

uncertainty about the effect of the merger may adversely affect our credit rating and our relationships with our employees, suppliers and other persons with whom we have business relationships;

•

certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed; and

•

under certain circumstances, if the merger is not completed we may be required to pay the buyer a termination fee of up to $225 million.

Provisions in our charter, Tennessee law and our shareholder rights plan may discourage potential acquirors of our company, which could adversely affect the value of our securities. Our charter contains provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of our company. In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders. Also, our shareholder rights plan may inhibit accumulations of substantial amounts of our common stock without the approval of our Board of Directors.

These provisions, either alone, or in combination with each other, give our current directors and executive officers a substantial ability to influence the outcome of a proposed acquisition of our company. These provisions would apply even if an acquisition or other significant corporate transaction was considered beneficial by some of our shareholders. If a change-in-control or change in management is delayed or prevented by these provisions, the market price of our securities could decline.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

As of March 2, 2007, we operated 8,260 retail stores located in 35 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	443	Nebraska	90
Arizona	60	New Jersey	24
Arkansas	222	New Mexico	41
Colorado	8	New York	231
Delaware	25	North Carolina	456
Florida	429	Ohio	452
Georgia	471	Oklahoma	281
Illinois	310	Pennsylvania	410
Indiana	290	South Carolina	306
Iowa	178	South Dakota	5
Kansas	148	Tennessee	409
Kentucky	291	Texas	958
Louisiana	327	Utah	4
Maryland	63	Vermont	1
Michigan	250	Virginia	252
Minnesota	13	West Virginia	151
Mississippi	254	Wisconsin	99
Missouri	308

Most of our stores are located in leased premises.  Individual store leases vary as to their terms, rental provisions and expiration dates.  The majority of our leases are relatively low-cost, short-term leases (usually with initial or primary terms of three to five years) often with multiple renewal options. We also have stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. In recent years, an increasing percentage of our new stores have been subject to build-to-suit arrangements. In 2007, we expect approximately 70% of our new stores to be build-to-suit arrangements.

As of March 2, 2007, we operated nine DCs, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, KY	1959	720,000	871
Ardmore, OK	1994	1,310,000	1,144
South Boston, VA	1997	1,250,000	794
Indianola, MS	1998	820,000	854
Fulton, MO	1999	1,150,000	1,264
Alachua, FL	2000	980,000	698
Zanesville, OH	2001	1,170,000	1,281
Jonesville, SC	2005	1,120,000	783
Marion, IN	2006	1,110,000	571

We lease the DCs located in Oklahoma, Mississippi and Missouri and own the other six DCs. Approximately 7.25 acres of the land on which our Kentucky DC is located is subject to a ground lease. We lease additional temporary warehouse space as necessary to support our distribution needs.

Our executive offices are located in approximately 302,000 square feet of leased space in Goodlettsville, Tennessee.

ITEM 3.

LEGAL PROCEEDINGS

The information contained in Note 8 to the consolidated financial statements under the heading “Legal Proceedings” contained in Part II, Item 8 of this report is incorporated herein by this reference.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2006.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “DG.”  The following table sets forth the range of the high and low sales prices of our common stock during each quarter in 2006 and 2005, as reported in the consolidated transaction reporting system, together with dividends.

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$18.32	$17.26	$14.80	$17.88
Low	$17.01	$13.02	$12.10	$13.54
Dividends	$.050	$.050	$.050	$.050

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$22.80	$22.50	$20.39	$19.84
Low	$19.83	$19.35	$17.75	$16.47
Dividends	$.040	$.045	$.045	$.045

Our stock price at the close of the market on March 20, 2007 was $21.16.

There were approximately 11,584 shareholders of record of our common stock as of March 20, 2007.

We have paid cash dividends on our common stock since 1975. The Board of Directors regularly reviews our dividend plans to ensure that they are consistent with our earnings performance, financial condition, need for capital and other relevant factors.

The following table contains information regarding purchases of our common stock made during the quarter ended February 2, 2007 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
11/04/06-11/30/06	1,040	$15.80	-	$500,000,000
12/01/06-12/31/06	40	$15.44	-	$500,000,000
01/01/07-02/02/07	464	$17.26	-	$500,000,000
Total	1,544	$16.23	-	$500,000,000

(a) Shares purchased in open market transactions in satisfaction of our obligations under certain employee benefit plans.

(b)  On November 29, 2006, we announced that our Board of Directors had approved a share repurchase program of up to $500 million of outstanding shares of our common stock.  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires on December 31, 2008.

ITEM 6.

SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for each of the five most recent fiscal years.  This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Part II, Item 8 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report, and the Forward-Looking Statement/Risk Factors disclosure contained in the Introduction and in Part I, Item 1A of this report.

(In thousands, except per share and operating data)

	February 2, 2007 (a)	February 3, 2006 (b)	January 28, 2005	January 30, 2004	January 31, 2003
SUMMARY OF OPERATIONS:
Net sales	$9,169,822	$8,582,237	$7,660,927	$6,871,992	$6,100,404
Gross profit	$2,368,205	$2,464,824	$2,263,192	$2,018,129	$1,724,266
Penalty expense and litigation settlement (proceeds)	$–	$–	$–	$10,000	$(29,541)
Income before income taxes	$220,363	$544,642	$534,757	$476,523	$410,337
Net income	$137,943	$350,155	$344,190	$299,002	$262,351
Net income as a % of sales	1.5%	4.1%	4.5%	4.4%	4.3%

PER SHARE RESULTS:
Basic earnings per share	$0.44	$1.09	$1.04	$0.89	$0.79
Diluted earnings per share	$0.44	$1.08	$1.04	$0.89	$0.78
Cash dividends per share of common stock	$0.200	$0.175	$0.160	$0.140	$0.128
Weighted average diluted shares	313,510	324,133	332,068	337,636	335,050

FINANCIAL POSITION:
Total assets	$3,040,514	$2,980,275	$2,841,004	$2,621,117	$2,303,619
Long-term obligations	$261,958	$269,962	$258,462	$265,337	$330,337
Shareholders’ equity	$1,745,747	$1,720,795	$1,684,465	$1,554,299	$1,267,445
Return on average assets (c)	4.4%	12.1%	12.7%	12.3%	10.9%
Return on average equity (c)	8.0%	20.9%	22.1%	21.4%	23.2%

OPERATING DATA:
Retail stores at end of period	8,229	7,929	7,320	6,700	6,113
Year-end selling square feet	57,299,000	54,753,000	50,015,000	45,354,000	41,201,000
Highly consumable sales	65.7%	65.3%	63.0%	61.2%	60.2%
Seasonal sales	16.4%	15.7%	16.5%	16.8%	16.3%
Home products sales	10.0%	10.6%	11.5%	12.5%	13.3%
Basic clothing sales	7.9%	8.4%	9.0%	9.5%	10.2%

(a) Includes the effects of certain strategic merchandising and real estate initiatives as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(b) The fiscal year ended February 3, 2006 was comprised of 53 weeks.
(c) Average assets or equity, as applicable, is calculated using the fiscal year-end balance and the four preceding fiscal quarter-end balances.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Accounting Periods.  The following text contains references to years 2007, 2006, 2005 and 2004, which represent fiscal years ending or ended February 1, 2008, February 2, 2007, February 3, 2006 and January 28, 2005, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2006 and 2004 were each 52-week accounting periods, while fiscal 2005 was a 53-week accounting period, which affects the comparability of certain amounts in the Consolidated Financial Statements and financial ratios between 2005 and the other fiscal years reflected herein. This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. It also should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosure set forth in the Introduction and in Item I, Part 1A of this report.

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

Proposed Merger. On March 11, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buck Holdings LP (“Parent”) and Buck Acquisition Corp. (“Merger Sub”), whereby Merger Sub will be merged with and into us (the “Merger”). In the event the Merger is consummated, we will continue as the surviving corporation and as a wholly owned subsidiary of Parent.  For more information, see Note 14 to the Consolidated Financial Statements.

Executive Overview

Dollar General Corporation is the largest dollar store value discount retailer of consumable basics in the United States, with over 8,000 stores. We are committed to serving the needs of low-, middle- and fixed-income customers. However, we sell quality private label and national brand products that appeal to a wide range of customers. Our small box retail model provides a compelling combination of value and convenience. We believe many of our customers shop at our stores because they trust us to consistently stock quality merchandise at low prices and they are able to complete a shopping trip in a limited amount of time. Many of our stores are located in towns that many retailers may find too small to support their business model, which has allowed us to continue to increase our store count faster than most retailers.

We operate in the highly competitive retail industry and face strong sales competition from other retailers that sell general merchandise and food. We strive to keep operating costs as low as possible in order to support our every day low price strategy while seeking a strong return on our investment. This effort affects all expenses, but is particularly critical as we compete for retail site locations and for qualified talent to manage and operate our stores.

Our management team continues to focus on making good investment decisions for our long-term growth and profitability. In an effort to better support sales efforts in our stores and to improve profitability, we have attempted to strengthen our senior leadership team over the last several years and to improve synergies between store operations, store development, merchandising, marketing and the supply chain.  We believe we now have a strong leadership team in place and are beginning to see the impact of its efforts throughout the organization. In particular, this team developed and has begun to implement significant new programs related to our merchandising and real estate strategies.

Early in the fiscal year, we made changes to address unexpected shortfalls in same-store sales performance and declining customer traffic that we experienced from September 2005 through March 2006. Our efforts to arrest the trend and generate higher sales included significant increases in our promotional efforts, utilizing advertising circulars and more promotional pricing beginning in the first quarter of 2006. We also added more national brands, which typically carry a lower gross profit rate, in several merchandise categories, including food, snacks and automotive. While these efforts did reverse the same-store sales trend and resulted in improved sales, the gross profit rate and selling, general and administrative expenses rate to sales were unfavorably impacted. Accordingly, we began to concentrate our efforts on increasing the sales in our higher gross profit categories, namely, home products, basic clothing and seasonal. The evaluation of our performance in these categories led us to challenge our long-time business practice of packing away end-of-season merchandise.

In November 2006, we announced a plan to minimize the amount of merchandise in the stores that is carried over to subsequent periods (“packaway”). We began a significant effort in the fourth quarter of fiscal 2006 to sell-through this inventory, eliminating over half of the targeted merchandise by the end of the fiscal year. With few exceptions, we plan to eliminate, through end-of-season and other markdowns, existing seasonal, home and apparel packaway inventories from the stores by the end of fiscal 2007, allowing for newer and fresher items and more appealing merchandise presentation as we move forward. To maximize the financial returns of this initiative while accelerating the sell-through of the targeted inventory, we developed a schedule for markdowns and established an oversight team to monitor our efforts. In addition, we are utilizing television and radio advertising to help increase awareness of this effort as well as to introduce potential customers to our brand and everyday product offerings.

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

Also in November 2006, we announced significant changes to our real estate strategy.  After a comprehensive analysis of the performance of each of our stores, management recommended and the Board of Directors approved a plan to focus on upgrading our existing store base in order to enhance the store experience for customers. As part of this plan, we announced our intention to close, by the end of fiscal 2007, approximately 400 stores that do not meet our real estate criteria, to remodel or relocate approximately 300 stores in fiscal 2007, and to decelerate new store openings, with an expectation of opening 300 new stores in fiscal 2007. In fiscal 2006, we opened 537 new stores and closed 237 stores, including 128 store closings identified in this strategic review. We will continue to apply rigorous criteria to new and existing stores and will look for other enhancements to optimize our real estate strategy for profitable growth.

In connection with the accelerated implementation of our new inventory merchandising strategies to virtually eliminate packaway inventories and to sell through merchandise in the closing stores, we incurred substantially higher markdowns on inventory. While we believe these initiatives had a positive impact on sales, they had a negative impact on our gross profit rate in 2006. In total, our gross profit rate declined by 289 basis points to 25.8% in 2006 compared to 28.7% in 2005. Significantly impacting our gross profit rate, as a result of the related effect on cost of goods sold, were total markdowns of $279.1 million at cost taken during 2006, compared with total markdowns of $106.5 million at cost taken in 2005. The 2006 markdowns reflect $179.9 million at cost taken during the fourth quarter of 2006 compared to $39.0 million of markdowns at cost taken during the fourth quarter of 2005. Markdowns which were expected to reduce inventory below cost were considered in our lower of cost or market estimate and recorded at such time as the utility of the underlying inventory was deemed to be impaired. During the third quarter of fiscal 2006, we recorded a lower of cost or market inventory impairment estimate related to the initiatives discussed above, and this estimate was revised slightly in the fourth quarter such that the impact for fiscal 2006 was $70.2 million, which reduced 2006 gross profit by a corresponding amount. Markdowns which are not below cost impact our gross profit in the period in which such markdowns are taken. A portion of the total markdowns taken during the fourth quarter were related to the inventory included in our lower of cost or market estimate, thereby reducing our estimate of such inventory as of the end of fiscal 2006 to $49.2 million. This inventory is expected to be sold during 2007.

In addition, we currently estimate that we will recognize total pre-tax SG&A charges associated with these inventory and real estate initiatives of approximately $104.6 million. Of this total, approximately $33.4 million is reflected in our results of operations during 2006, as follows (in millions):

	Estimated Total	Incurred in 2006	Remaining
Lease contract termination costs	$38.1	$5.7	$32.4
One-time employee termination benefits	1.4	0.3	1.1
Other associated store closing costs	9.0	0.2	8.8
Inventory liquidation fees	5.0	1.6	3.4
Asset impairment & accelerated depreciation	9.0	8.3	0.7
Other costs (a)	42.1	17.3	24.8
	$104.6	$33.4	$71.2

(a) Includes incremental store labor, advertising and other costs.

The remaining costs outlined in the table above are currently expected to be incurred in 2007, however, the amount and timing of these costs and charges as well as the amount of below-cost inventory estimates and adjustments may vary materially depending on various factors, including timing in the execution of the plan, the outcome of negotiations with landlords and/or potential sublease tenants, the accuracy of assumptions used by management in developing these estimates, final inventory levels, the timing and adequacy of markdowns, and retail market conditions.

We expect markdowns from retail to continue at significantly higher than historical levels throughout 2007, which will impact our expected gross profit. Specifically, we expect the gross profit rate to sales to be in the low 27 percent range in fiscal 2007. We are targeting a gross profit rate to sales of approximately 28 percent for fiscal 2008 and 29 percent for fiscal 2009. We expect to increase our sales mix of merchandise categories with higher gross profit rates, such as home, apparel and seasonal merchandise, as we become increasingly able to improve our merchandise assortments and stock our stores with more current inventory. Achievement of our gross profit targets is contingent upon this expected sales mix improvement as well as effective inventory management and reductions in inventory shrink and damages.

In addition to these strategic efforts, we have made progress in the following operating initiatives outlined in our Annual Report on Form 10-K for the 2005 fiscal year:

•

We completed our implementation of the EZstore process in all of our stores and continue to be encouraged by our store managers’ response to the program and the opportunities to reduce costs in labor, workers’ compensation, and damages, among others.

•

We completed construction of our ninth distribution center (“DC”) in Marion, Indiana which commenced operations in August of 2006.

•

Our new store layout has been implemented in 359 of our most recent new, relocated or remodeled stores. Operating results of the new layout in these stores continue to be encouraging, and we plan to implement this new format in the majority of new stores to be opened or relocated in fiscal 2007.

•

We generated sufficient cash flow to allow us to repurchase approximately 4.5 million shares of our common stock for $79.9 million and to pay dividends of $62.5 million, an increase per share of 14 percent.

For the year ended February 2, 2007, we reported net income of  $137.9 million, or $0.44 per diluted share, compared to net income of $350.2 million, or $1.08 per diluted share, for the year ended February 3, 2006.

Total revenues for the year increased by 6.8% over the prior year, aided by new stores and a same-store sales increase of 3.3% (based on the comparable 52-week period). The extra week in fiscal 2005 accounted for sales of approximately $162.9 million. Our gross profit rate was 25.8% in 2006 compared to 28.7% in 2005, primarily due to our 2006 strategic initiatives as further discussed below under “Results of Operations”.  Operating expenses, as a rate to sales, were 23.1% in fiscal 2006 compared to 22.2% in fiscal 2005, resulting from charges directly related to the strategic store closings and a $29.9 million increase in advertising expenses, a portion of which can be attributed to the inventory liquidation and store closing initiatives. Additionally, administrative salaries, incentive bonuses and related payroll taxes (excluding benefits) increased by $25.0 million resulting from the approval of a $9.6 million discretionary bonus to approximately 7,000 administrative and DC employees and the addition of executives and staff to support our strategic efforts, particularly in merchandising and real estate. Partially offsetting these amounts were insurance proceeds of  $13.0 million received during 2006 related to losses we experienced due to Hurricane Katrina.

Readers should refer to the detailed discussion of operating results below for additional comments on financial performance in the 2006 fiscal year as compared with the prior year. While we are disappointed with our 2006 financial results, we are excited about and confident in our strategic decisions to accelerate our real estate strategies and the elimination of our packaway inventory model. We believe these actions will allow us to sharpen our focus on serving the demands of our customers and will ultimately result in improved financial performance.

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

Company Performance Measures. Management uses a number of metrics, including those indicated on the table included in “Results of Operations” below, to assess its performance. The following are the more frequently discussed metrics:

•

Earnings per share (“EPS”) growth is an indicator of the increased returns generated for our shareholders. EPS of $0.44 in 2006 reflected a decrease of 59% from EPS of $1.08 in 2005. Significant elements of this decrease were discussed above.

•

Total net sales growth indicates, among other things, the success of our selection of new store locations and merchandising strategies. Total net sales increased 6.8% in 2006. Note that fiscal 2005 included a 53rd week.

•

Same-store sales growth indicates whether our merchandising strategies, store execution and customer service in existing stores have been successful in generating increased sales. Same-store sales increased 3.3% in 2006, with stronger same-store sales in the latter half of the year than the first half as a result of our promotional and strategic initiatives.

•

Operating margin rate (operating profit divided by net sales), which is an indicator of our success in leveraging our fixed costs and managing our variable costs, declined to 2.7% in 2006 versus 6.5% in 2005. The various components impacting this metric are fully discussed in “Results of Operations” below.

•

Inventory turns (cost of goods sold for the year divided by average inventory balances, at cost, measured at the end of the latest five fiscal quarters) is an indicator of how well we are managing the largest asset on our balance sheet. Inventory turns were 4.3 times in 2006 compared to 4.2 times in 2005, including the 53rd week.

•

Return on average assets (net income for the year divided by average total assets, measured at the end of the latest five fiscal quarters) is an overall indicator of our effectiveness in deploying our resources. Return on assets was 4.4% in 2006 and 12.1% in 2005.

Key Items for Fiscal 2007.  For 2007, we have established the following priorities and initiatives aimed at continuing our growth and improving our operating and financial performance while remaining focused on serving our customers:

•

Sell through or otherwise eliminate 100% of the targeted inventory to virtually eliminate the packaway strategy, allowing us to have fresher merchandise and cleaner, neater stores, enhancing the shopping experience for our customers and the work experience of our employees.

•

Close the remaining underperforming stores identified as part of our revitalization efforts.

•

Open 300 new stores and relocate or remodel 300 existing stores using our new real estate criteria.

•

Further develop merchandising capabilities and tools.

•

Increase the discipline in our merchandise planning, buying and allocation processes.

In addition, we intend to continue our efforts to significantly reduce inventory shrink and to develop a strategic roadmap to reduce store manager turnover.

We can provide no assurance that we will be successful in executing these initiatives, nor can we guarantee that the successful implementation of these initiatives will result in superior financial performance.

Results of Operations

The following discussion of our financial performance is based on the Consolidated Financial Statements set forth herein. The following table contains results of operations data for the 2006, 2005 and 2004 fiscal years, and the dollar and percentage variances among those years.

(amounts in millions, excluding per share amounts)	2006 (a)	2005 (b)	2004	2006 vs. 2005		2005 vs. 2004
				$ change	% change	$ change	% change

Net sales by category:
Highly consumable	$ 6,022.0	$ 5,606.5	$ 4,825.1	$ 415.5	7.4%	$ 781.4	16.2%
% of net sales	65.67%	65.33%	62.98%
Seasonal	1,510.0	1,348.8	1,264.0	161.2	12.0	84.8	6.7
% of net sales	16.47%	15.72%	16.50%
Home products	914.4	907.8	879.5	6.5	0.7	28.4	3.2
% of net sales	9.97%	10.58%	11.48%
Basic clothing	723.5	719.2	692.4	4.3	0.6	26.8	3.9
% of net sales	7.89%	8.38%	9.04%
Net sales	$ 9,169.8	$ 8,582.2	$ 7,660.9	$ 587.6	6.8%	$ 921.3	12.0%
Cost of goods sold	6,801.6	6,117.4	5,397.7	684.2	11.2	719.7	13.3
% of net sales	74.17%	71.28%	70.46%
Gross profit	2,368.2	2,464.8	2,263.2	(96.6)	(3.9)	201.6	8.9
% of net sales	25.83%	28.72%	29.54%
Selling, general and administrative expenses	2,119.9	1,903.0	1,706.2	217.0	11.4	196.7	11.5
% of net sales	23.12%	22.17%	22.27%
Operating profit	248.3	561.9	557.0	(313.6)	(55.8)	4.9	0.9
% of net sales	2.71%	6.55%	7.27%
Interest income	(7.0)	(9.0)	(6.6)	2.0	(22.2)	(2.4)	36.9
% of net sales	(0.08)%	(0.10)%	(0.09)%
Interest expense	34.9	26.2	28.8	8.7	33.1	(2.6)	(8.9)
% of net sales	0.38%	0.31%	0.38%
Income before income taxes	220.4	544.6	534.8	(324.3)	(59.5)	9.9	1.8
% of net sales	2.40%	6.35%	6.98%
Income taxes	82.4	194.5	190.6	(112.1)	(57.6)	3.9	2.1
% of net sales	0.90%	2.27%	2.49%
Net income	$ 137.9	$ 350.2	$ 344.2	$ (212.2)	(60.6)%	$ 6.0	1.7%
% of net sales	1.50%	4.08%	4.49%

Diluted earnings per share	$ 0.44	$ 1.08	$ 1.04	$ (0.64)	(59.3)%	$ 0.04	3.8%
Weighted average diluted shares	313.5	324.1	332.1	(10.6)	(3.3)	(7.9)	(2.4)

(a)

Includes the impacts of certain strategic initiatives as more fully described in the “Executive Overview” above.

(b)

The fiscal year ended February 3, 2006 was comprised of 53 weeks.

Net Sales.  Increases in 2006 net sales resulted primarily from opening additional stores, including 300 net new stores in 2006, and a same-store sales increase of 3.3% for 2006 compared to 2005. Same-store sales increases are calculated based on the comparable calendar weeks in the prior year.  Accordingly, the same store sales percentages discussed herein exclude sales from the 53rd week of 2005 as there was no comparable week in 2006 or 2004. The increase in same-store sales accounted for $265.4 million of the increase in sales, while stores opened since the beginning of 2006 were the primary contributors to the remaining $322.2 million sales increase during 2006. The increase in same-store sales is primarily attributable to an increase in average customer purchase. We also believe that the strategic merchandising and real estate initiatives discussed above in the “Executive Overview” had a positive impact on net sales.

We monitor our sales internally by the following four major categories: highly consumable, seasonal, home products and basic clothing. The highly consumable category has a lower gross profit rate than the other three categories and has grown significantly over the past several years. This shift is, in part, the result of our strategic efforts to broaden our consumable product offerings and add more recognizable national brands in order to attract customers. However, we believe the increase in consumables, as a percent of total sales, has also been affected by changes in customers’ needs and by economic pressures, such as higher gasoline and energy prices, which have resulted in reductions in the percentages of total sales of our home products and basic clothing categories. As noted above in the “Executive Overview”, we expect the move away from our packaway inventory strategy will have a positive impact on sales in our non-consumable merchandise categories. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate. Maintaining an appropriate sales mix among the four categories is an integral part of achieving our gross profit and sales goals.

By merchandise category, our sales increase in 2006 compared to 2005 was primarily attributable to the highly consumable category, which increased by $415.5 million, or 7.4%. An increase in sales of seasonal merchandise of $161.2 million, or 12.0%, also contributed to overall sales growth. We believe that our increased sales by merchandise category were supported by recent additions to our product offerings and increased promotional activities, including the use of advertising circulars and clearance activities.

Increases in 2005 net sales resulted primarily from opening additional stores, including 609 net new stores in 2005, and a same-store sales increase of 2.0% for 2005 compared to 2004. The increase in same-store sales accounted for $144.2 million of the increase in sales.  Stores opened since the beginning of 2004, as well as the $162.9 million impact of the 53rd week of sales in fiscal year 2005 for all stores, were the primary contributors to the remaining $777.1 million sales increase during 2005.  The increase in same-store sales is primarily attributable to an increase in average customer purchase.

Same-store sales calculations for 2005 and prior include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year. Beginning in fiscal 2006, we revised and published our method for determining the stores that are included in our publicly released same-store sales calculations. The revised same-store sales calculations include those stores that have been open at least 13 full fiscal months and remain open at the end of the reporting period. Using the revised methodology, the same-store sales increase in 2005 was 2.2%.

Gross Profit.  The gross profit rate decline in 2006 as compared with 2005 was due primarily to a significant increase in markdown activity as a percentage of sales, including below-cost markdowns, as a result of our inventory liquidation and store closing initiatives. While we believe these initiatives had a positive impact on sales, they had a negative impact on our gross profit rate in 2006. In total, our gross profit rate declined by 289 basis points to 25.8% in 2006 compared to 28.7% in 2005. Significantly impacting our gross profit rate, as a result of the related effect on cost of goods sold, were total markdowns of $279.1 million at cost taken during 2006, compared with total markdowns of $106.5 million at cost taken in 2005. The 2006 markdowns reflect $179.9 million at cost taken during the fourth quarter of 2006 compared to $39.0 million markdowns at cost taken during the fourth quarter of 2005. The fourth quarter 2006 change in merchandising strategy also resulted in our ending inventory being valued lower than under our historical practices as ending inventory on-hand as of February 2, 2007 reflects the immediate impact of the markdowns at the time such markdowns were taken rather than at the time such inventory is sold.  The impact of this reduction to inventory value approximated $30.7 million in the fourth quarter of 2006. Markdowns which were expected to reduce inventory below cost were considered in our lower of cost or market estimate and recorded at such time as the utility of the underlying inventory was deemed to be impaired. During the third quarter of fiscal 2006, we recorded a lower of cost or market inventory impairment estimate related to the initiatives discussed above, and this estimate was revised slightly in the fourth quarter such that the impact for fiscal 2006 was $70.2 million, which reduced 2006 gross profit by a corresponding amount. Markdowns which are not below cost impact our gross profit in the period in which such markdowns are taken. A portion of the total markdowns taken during the fourth quarter were related to the inventory included in our lower of cost or market estimate, thereby reducing our estimate of such inventory as of the end of fiscal 2006 to $49.2 million. This inventory is expected to be sold during 2007. Other factors included, but were not limited to: a decrease in the markups on purchases, primarily attributable to purchases of highly consumable products (including nationally branded products, which generally have lower average markups); and an increase in our shrink rate.

The gross profit rate declined by 82 basis points in 2005 as compared with 2004 due to a number of factors, including but not limited to: lower sales (as a percentage of total sales) in our seasonal, home products and basic clothing categories, which have higher than average markups; an increase in markdowns as a percentage of sales primarily as a result of our initiative to reduce per-store inventory; higher transportation expenses primarily attributable to increased fuel costs; an increase in our shrink rate; and an estimated $5.2 million reduction resulting from the expansion of the number of departments utilized for the gross profit calculation from 10 to 23, as further described below under “Critical Accounting Policies and Estimates.” These factors were partially offset by higher average mark-ups on our beginning inventory in 2005 as compared with 2004.

In 2006, 2005 and 2004, we experienced inventory shrinkage, stated as a percentage of sales, of 3.40%, 3.22% and 3.05%, respectively.

Selling, General and Administrative (“SG&A”) Expense.  The increase in SG&A expense as a percentage of sales in 2006 as compared with 2005 was due to a number of factors, including but not limited to increases in the following expense categories:  impairment charges on leasehold improvements and store fixtures totaling $9.4 million, including $8.0 million related to the planned closings of approximately 400 underperforming stores, 128 of which closed in 2006 and the remainder of which are scheduled to close in 2007, as further discussed above in the “Executive Overview”; lease contract terminations totaling $5.7 million related to these stores; higher store occupancy costs (increased 12.1%) due to higher average monthly rentals associated with our leased store locations; higher debit and credit card fees (increased 40.6%) due to the increased customer usage of debit cards and the acceptance of VISA credit and check cards at all locations; higher administrative labor costs (increased 29.9%) primarily related to recent additions to our executive team, particularly in merchandising and real estate, and the expensing of stock options; higher advertising costs (increased 198.3%) related primarily to the distribution of several advertising circulars in the current year period and to promotional activities related to the inventory clearance and store closing activities discussed above; and higher incentive compensation primarily related to the $9.6 million discretionary bonus authorized by the Board of Directors for the current fiscal year.  These increases were partially offset by insurance proceeds of $13.0 million received during the current year period related to losses incurred due to Hurricane Katrina, and depreciation and amortization expenses that remained relatively constant in fiscal 2006 as compared to fiscal 2005.

The decrease in SG&A expense as a percentage of sales in 2005 as compared with 2004 was due to a number of factors, including but not limited to the following expense categories that either declined or increased less than the 12.0% increase in sales: employee incentive compensation expense (decreased 37.8%), based upon our fiscal 2005 financial performance; professional fees (decreased 32.3%), primarily due to the reduction of consulting fees associated with the EZstore project and 2004 fees associated with our initial Sarbanes-Oxley compliance effort; and employee health benefits (decreased 10.0%), due in part to a downward revision in claim lag assumptions based upon review and recommendation by our outside actuary and decreased claims costs as a percentage of sales. Partially offsetting these reductions in SG&A were current year increases in store occupancy costs (increased 17.6%), primarily due to rising average monthly rentals associated with our leased store locations, and  store utilities costs (increased 22.7%) primarily related to increased electricity and gas expense.

Interest Income. The decline in interest income in 2006 compared to 2005 is due primarily to the acquisition of the entity which held legal title to the South Boston DC in June 2006 and the related elimination of the notes receivable which represented debt issued by this entity from which we formerly leased the South Boston DC. The increase in interest income in 2005 compared to 2004 is due primarily to earnings on short-term investments due to increased interest rates on these investments.

Interest Expense. The increase in interest expense in 2006 is primarily attributable to increased interest expense of $6.5 million under our revolving credit agreement primarily due to increased borrowings, an increase in tax-related interest of $4.1 million principally due to the non-recurrence in 2006 of a 2005 reduction in accrued interest related to contingent tax liabilities, offset by a reduction in interest expense associated with the elimination of the financing obligation associated with the June 2006 acquisition of the entity which held legal title to the South Boston DC as discussed above. The decrease in interest expense in 2005 is primarily attributable to a reduction in tax-related interest expense of $1.4 million, principally due to the reversal of interest accruals pertaining to certain income tax related contingencies that were resolved during 2005. We had variable-rate debt of $14.5 million as of February 2, 2007 and February 3, 2006. The remainder of our outstanding indebtedness at February 2, 2007 and February 3, 2006 was fixed rate debt.

Income Taxes.  The effective income tax rates for 2006, 2005 and 2004 were 37.4%, 35.7% and 35.6%, respectively.

The 2006 income tax rate was higher than the 2005 rate by 1.7%.  Factors contributing to this increase include additional expense of approximately $0.9 million related to the adoption of a new tax system in the State of Texas which resulted in the elimination of certain deferred tax assets that had been recorded in prior years; an increase of approximately $0.9 million in expense related to the Company’s current year tax liability under the revised State of Texas tax system; a reduction in the contingent income tax reserve due to the resolution of contingent liabilities that is $2.0 million less than the decrease that occurred in 2005; an increase in the deferred tax valuation allowance of approximately $3.2 million related to state income tax credits; and an increase of $2.6 million related to a benefit recognized in 2005 resulting from an internal restructuring.  Offsetting these rate increases was a reduction in the income tax rate related to federal income tax credits.  Due to the reduction in the Company’s 2006 income before tax, a small increase in the amount of federal income tax credits earned yielded a much larger percentage reduction in the income tax rate for 2006 versus 2005.

While the 2005 and 2004 rates were similar overall, the rates contained offsetting differences. Factors causing the 2005 tax rate to increase when compared to the 2004 tax rate include a reduction in federal jobs credits of approximately $1.0 million, additional net foreign income tax expense of approximately $0.8 million and a decrease in the contingent income tax reserve due to resolution of contingent liabilities that was $3.6 million less than the decrease that occurred in 2004. Factors causing the 2005 tax rate to decrease when compared to the 2004 tax rate include the recognition of state tax credits of approximately $2.3 million related to the construction of our DC in Indiana and a benefit of approximately $2.6 million related to an internal restructuring that was completed during 2005.  The overall effect of these items increased the 2005 effective tax rate by approximately 0.8%.

Effects of Inflation

We believe that inflation and/or deflation had a minimal impact on our overall operations during 2006, 2005 and 2004.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments. During the past three years, we have generated an aggregate of approximately $1.35 billion in cash flows from operating activities. During that period, we expanded the number of stores we operate by approximately 23% (over 1,500 stores) and incurred approximately $834 million in capital expenditures, primarily to support this growth. Also during this three-year period, we expended approximately

$587 million for repurchases of our common stock and paid dividends of approximately $171 million.

Our inventory balance represented approximately 47% of our total assets as of February 2, 2007. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. We have made more efficient inventory management a strategic priority, as more fully discussed in the “Executive Overview” above.

As described in Note 8 to the Consolidated Financial Statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments.  Adverse developments in those actions could materially and adversely affect our liquidity.  We also have certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates.” Estimates of these contingent liabilities are included in our Consolidated Financial Statements. However, future negative developments could have a material adverse effect on our liquidity. See Notes 5 and 8 to the Consolidated Financial Statements.

On November 29, 2006, September 30, 2005, and November 30, 2004, the Board of Directors authorized the repurchase of up to $500 million, 10 million shares and 10 million shares, respectively, of our outstanding common stock. These authorizations allow or allowed, as applicable, purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions. The objective of our share repurchase initiative is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than our cost of capital. Additionally, share repurchases generally are undertaken only if such purchases result in an accretive impact on our fully diluted earnings per share calculation.  The 2006 authorization expires December 31, 2008. The 2005 and 2004 authorizations were completed prior to their expiration dates. During 2006, we purchased approximately 4.5 million shares pursuant to the 2005 authorization at a total cost of $79.9 million. During 2005, we purchased approximately 15.0 million shares pursuant to the 2005 and 2004 authorizations at a total cost of $297.6 million. During 2004, we purchased approximately 11.0 million shares pursuant to the 2004 and a 2003 authorization at a total cost of $209.3 million. Share repurchases affected diluted earnings per share by less than $0.01 in 2006.

The following table summarizes our significant contractual obligations and commercial commitments as of February 2, 2007 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Long-term debt obligations	$214,473	$-	$-	$199,978	$14,495
Capital lease obligations	18,407	6,667	6,476	492	4,772
Financing obligations	37,304	1,413	2,466	2,233	31,192
Interest (a)	111,509	22,012	42,747	14,012	32,738
Self-insurance liabilities (b)	183,538	76,062	63,813	20,118	23,545
Operating leases (c)	1,489,581	304,567	460,456	309,295	415,263
Subtotal	$2,054,812	$410,721	$575,958	$546,128	$522,005

	Commitments Expiring by Period
Commercial commitments (d)	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Letters of credit	$116,147	$116,147	$-	$-	$-
Purchase obligations (e)	459,289	458,864	425	-	-
Subtotal	$575,436	$575,011	$425	$-	$-
Total contractual obligations and commercial commitments	$2,630,248	$985,732	$576,383	$546,128	$522,005

(a)

Represents obligations for interest payments on long-term debt, capital lease and financing obligations and includes projected interest on $14.5 million of variable rate long-term debt issued in 2005, based upon 2006 effective interest rates.

(b)

We retain a significant portion of the risk for our workers’ compensation, employee health insurance, general liability, property loss and automobile insurance. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. These amounts are reflected on an undiscounted basis in our consolidated balance sheets.

(c)

Operating lease obligations are inclusive of amounts included in deferred rent and closed store obligations in our consolidated balance sheets.

(d)

Commercial commitments include advertising contracts, contractual commitments for DC improvements and equipment purchases, information technology license and support agreements, letters of credit for import merchandise, and other inventory purchase obligations.

(e)

Purchase obligations include legally binding agreements for advertising, DC capital expenditures, software licenses and support, and merchandise purchases excluding such purchases subject to letters of credit.

In 2006 and 2005, our South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), had cash and cash equivalents and investments balances held pursuant to South Carolina regulatory requirements to maintain a specified percentage of ARIC’s liability and equity balances (primarily insurance liabilities) in the form of certain specified types of assets and, as such, these investments are not available for general corporate purposes. At February 2, 2007, these cash and cash equivalents balances and investments balances were $3.2 million and $49.7 million, respectively.

In June 2006, we amended our existing revolving credit facility. The amended credit facility has a maximum commitment of $400 million (with the ability to increase to $500 million upon our mutual agreement with the lenders) and expires in June 2011. In addition to revolving loans, the amended credit facility includes a $15 million swingline loan sub-limit and a $75 million letter of credit sub-facility. Outstanding swingline loans and letters of credit reduce the borrowing capacity under the amended credit facility. In December 2006, we further amended the revolving credit facility to lower the fixed charge coverage financial covenant for future periods through fiscal 2008 to take into account the impact that the initiatives discussed above in the “Executive Overview” related to merchandising and real estate strategies may have on the ratio in those periods. At February 2, 2007, we had no outstanding borrowings or letters of credit outstanding under the amended credit facility, and were in compliance with all financial covenants contained in the amended credit facility.

We have $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010. This indebtedness was incurred to assist in funding our growth. Interest on the notes is payable semi-annually on June 15 and December 15 of each year.  We may seek, from time to time, to retire the notes through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In July 2005, as an inducement for us to select Marion, Indiana as the site for construction of a new DC, the Economic Development Board of Marion approved a tax increment financing in the amount of $14.5 million, which matures February 1, 2035. Pursuant to this financing, proceeds from the issuance of certain revenue bonds were loaned to us in connection with the construction of this DC. The variable interest rate on this loan is based on the weekly remarketing of the bonds, which are supported by a bank letter of credit, and ranged from 4.60% to 5.43% in 2006, and from 3.52% to 4.60% in 2005.

Significant terms of our outstanding debt obligations could have an effect on our ability to incur additional debt financing.  The amended credit facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth.  The amended credit facility also places certain specified limitations on secured and unsecured debt.  Our outstanding notes discussed above place certain specified limitations on secured debt and place certain limitations on our ability to execute sale-leaseback transactions.

We have generated significant cash flows from operations during recent years. We had peak borrowings under the amended credit facility of $253.4 million during 2006, $100.3 million during 2005 and $73.1 million during 2004, all of which were repaid prior to February 2, 2007, February 3, 2006, and January 28, 2005, respectively. Therefore, we do not believe that any existing limitations on our ability to incur additional indebtedness will have a material impact on liquidity. Notes 6 and 8 to the Consolidated Financial Statements contain additional disclosures related to our debt and financing obligations.

At February 2, 2007 and February 3, 2006, we had commercial letter of credit facilities totaling $200.0 million and $195.0 million, respectively, of which $116.1 million and $85.1 million, respectively, were outstanding for the funding of imported merchandise purchases.

During 2005, we incurred significant losses caused by Hurricane Katrina, primarily inventory and fixed assets, in the form of store fixtures and leasehold improvements. We reached final settlement of our related insurance claim in 2006 and received proceeds totaling $21.0 million due to these losses, including $13.0 million in 2006 and $8.0 million in 2005, and have utilized a portion of these proceeds to replace lost assets. Insurance proceeds related to fixed assets are included in cash flows from investing activities and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

We believe that our existing cash balances ($189.3 million at February 2, 2007), cash flows from operations ($405.4 million generated in 2006), the amended credit facility ($400 million available at February 2, 2007) and our anticipated ongoing access to the capital markets, if necessary, will provide sufficient financing to meet our currently foreseeable liquidity and capital resource needs.

Cash flows provided by operating activities.  Cash flows from operating activities for 2006 compared to 2005 declined by $150.1 million. The most significant component of the decline in cash flows from operating activities in 2006 as compared to 2005 was the reduction in net income, as described in detail under “Results of Operations” above. Partially offsetting this decline are certain noncash charges included in net income, including below-cost markdowns on inventory balances and property and equipment impairment charges totaling $78.1 million, and a $13.8 million increase in noncash depreciation and amortization charges in 2006 as compared to 2005. In addition, the reduction in 2006 year end inventory balances reflect the effect of below-cost markdowns and our efforts to sell through excess inventories, as compared with increases in 2005 and 2004.  Seasonal inventory levels increased by 2% in 2006 as compared to a 10% increase in 2005, home products inventory levels declined by 25% in 2006 as compared to a 2% increase in 2005, while basic clothing inventory levels declined by 21% in 2006 as compared to a 5% decline in 2005. Total merchandise inventories at the end of 2006 were $1.43 billion compared to $1.47 billion at the end of 2005, a 2.9% decrease overall, and a 6.4% decrease on a per store basis, reflecting both our focus on liquidating packaway merchandise and the effect of below-cost markdowns.

Cash flows from operating activities for 2005 compared to 2004 increased by $164.0 million. The most significant component of the increase in cash flows from operating activities in the 2005 period as compared to the 2004 period was the change in inventory balances. Seasonal inventory levels increased by 10% in 2005 as compared to a 22% increase in 2004, home products inventory levels increased by 2% in 2005 as compared to a 16% increase in 2004, while basic clothing inventory levels declined by 5% in 2005 as compared to a 21% increase in 2004. Total merchandise inventories at the end of 2005 were $1.47 billion compared to $1.38 billion at the end of 2004, a 7.1% increase overall, but a 1% decrease on a per store basis, reflecting our 2005 focus on lowering our per store inventory levels.

Cash flows used in investing activities. Cash flows used in investing activities totaling $282.0 million in 2006 were primarily related to capital expenditures and, to a lesser degree, purchases of long-term investments. Significant components of our property and equipment purchases in 2006 included the following approximate amounts: $66 million for distribution and transportation-related capital expenditures (including approximately $30 million related to our DC in Marion, Indiana which opened in 2006); $66 million for new stores; $50 million for the EZstore project; and $38 million for capital projects in existing stores. During 2006 we opened 537 new stores and remodeled or relocated 64 stores.

Purchases and sales of short-term investments in 2006, which equaled net sales of $1.9 million, reflect our investment activities in tax-exempt auction rate securities as well as investing activities of our captive insurance subsidiary. Purchases of long-term investments are related to the captive insurance subsidiary.

Significant components of our purchases of property and equipment in 2005 included the following approximate amounts: $102 million for distribution and transportation-related capital expenditures; $96 million for new stores; $47 million related to the EZstore project; $18 million for certain fixtures in existing stores; and $15 million for various systems-related capital projects. During 2005, we opened 734 new stores and relocated or remodeled 82 stores. Distribution and transportation expenditures in 2005 included costs associated with the construction of our new DCs in South Carolina and Indiana.

Net sales of short-term investments in 2005 of $34.1 million primarily reflect our investment activities in tax-exempt auction rate securities. Purchases of long-term investments are related to our captive insurance subsidiary.

Cash flows used in investing activities of $259.2 million in 2004 were also primarily related to capital expenditures. Significant components of our purchases of property and equipment in 2004 included the following approximate amounts: $101 million for distribution and transportation-related capital expenditures; $82 million for new stores; $26 million for certain fixtures in existing stores; $26 million for various systems-related capital projects; and $23 million for coolers in existing stores, which allow the stores to carry refrigerated products. During 2004, we opened 722 new stores and relocated or remodeled 80 stores. Distribution and transportation expenditures in 2004 included costs associated with the construction of our new DC in South Carolina as well as costs associated with the expansion of the Ardmore, Oklahoma and South Boston, Virginia DCs.

Net sales of short-term investments in 2004 of $25.8 million primarily reflect our investment activities in tax-exempt auction rate securities.

Capital expenditures during 2007 are projected to be approximately $180 to $200 million.  We anticipate funding 2007 capital requirements with cash flows from operations and the amended credit facility, if necessary. Significant components of the 2007 capital plan include leasehold improvements and fixtures and equipment for approximately 300 new stores, continued investment in our existing store base, plans for remodeling and relocating approximately 300 stores, and additional investments in our supply chain.  We plan to undertake these expenditures in order to improve our infrastructure and provide support for our anticipated growth.

Cash flows used in financing activities.  Cash flows used in financing activities during 2006 included the repurchase of approximately 4.5 million shares of our common stock at a total cost of $79.9 million, cash dividends paid of $62.5 million, or $0.20 per share, on our outstanding common stock, and $14.1 million to reduce our outstanding capital lease and financing obligations. These uses of cash were partially offset by proceeds from the exercise of stock options during 2006 of $19.9 million.

During 2005, we repurchased approximately 15.0 million shares of our common stock at a total cost of $297.6 million, paid cash dividends of $56.2 million, or $0.175 per share, on our outstanding common stock, and expended $14.3 million to reduce our outstanding capital lease and financing obligations. Also in 2005, we received proceeds of $14.5 million from the issuance of a tax increment financing in conjunction with the construction of our new DC in Indiana and proceeds from the exercise of stock options of $29.4 million.

During 2004, we repurchased approximately 11.0 million shares of our common stock at a total cost of $209.3 million, paid cash dividends of $52.7 million, or $0.16 per share, on our outstanding common stock and expended $16.4 million to reduce our outstanding capital lease and financing obligations. These uses of cash were partially offset by proceeds from the exercise of stock options during 2004 of $34.1 million.

The borrowings and repayments under the revolving credit agreement in 2006, 2005 and 2004 were primarily a result of activity associated with periodic cash needs.

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

Management believes the following policies and estimates are critical because they involve significant judgments, assumptions, and estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented below relating to those policies and estimates.

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method. Under our retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales. The RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at the lower of cost or market (“LCM”) if markdowns are currently taken as a reduction of the retail value of inventories.

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

•

inaccurate estimates of inventory shrinkage between the date of the last physical inventory at a store and the financial statement date; and

•

inaccurate estimates of LCM and/or LIFO reserves.

To reduce the potential of such distortions in the valuation of inventory, we expanded the number of departments we utilize for our gross profit calculation from 10 to 23 in 2005. Other factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and the utilization of an independent statistician to assist in the LIFO sampling process and index formulation. As part of this process we also perform an inventory-aging analysis for determining obsolete inventory. Our policy is to write down inventory to an LCM value based on various management assumptions including estimated markdowns and sales required to liquidate such aged inventory in future periods. Inventory is reviewed on a quarterly basis and adjusted as appropriate to reflect write-downs determined to be necessary. The estimated amount of the below-cost inventory write-downs for the strategic merchandising initiatives discussed above in the “Executive Overview” is based on management’s assumptions regarding the timing and adequacy of markdowns and the final adjustment may vary materially from the estimate depending on various factors, including timing of the execution of the plan, retail market conditions and the accuracy of assumptions used by management in developing these estimates.

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

Impairment of Long-lived Assets. We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment stores open more than two years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based primarily upon future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value.

In connection with the strategic real estate initiatives noted above, we performed a comprehensive review of all of our stores and recorded impairment charges in 2006 totaling approximately $9.4 million, including $8.0 million related to the approximately 400 underperforming stores targeted for closing by the end of 2007.

Insurance Liabilities. We retain a significant portion of the risk for our workers’ compensation, employee health insurance, general liability, property loss and automobile coverage. These costs are significant primarily due to the large employee base and number of stores. Provisions are made to this insurance liability on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed by independent actuaries utilizing historical claim trends. If future claim trends deviate from recent historical patterns, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

Contingent Liabilities – Income Taxes. We are subject to routine income tax audits that occur periodically in the normal course of business. We estimate our contingent income tax liabilities based on our assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities. The contingent liabilities are estimated based on both historical audit experiences with various state and federal taxing authorities and our interpretation of current income tax-related trends. The adoption of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109, (“FIN 48”) in fiscal 2007 is expected to have an impact on our estimates of contingent income tax liabilities which has not yet been quantified.

If our income tax contingent liability estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results.

Contingent Liabilities - Legal Matters. We are subject to legal, regulatory and other proceedings and claims. We establish liabilities as appropriate for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in our financial statements and SEC filings, management’s view of our exposure. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. We re-evaluate these assessments each quarter or as new and significant information becomes available to determine whether a liability should be established or if any existing liability should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded liability. In addition, because it is not permissible under GAAP to establish a litigation liability until the loss is both probable and estimable, in some cases there may be insufficient time to establish a liability prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). See Note 8 to the Consolidated Financial Statements.

Lease Accounting and Excess Facilities. The majority of our stores are subject to short-term leases (usually with initial or primary terms of 3 to 5 years) with multiple renewal options when available. We also have stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. Approximately half of our stores have provisions for contingent rentals based upon a percentage of defined sales volume. We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We recognize rent expense over the term of the lease. We record minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that we take physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. We also receive tenant allowances, which we record as deferred incentive rent and amortize as a reduction to rent expense over the term of the lease. We reflect as a liability any difference between the calculated expense and the amounts actually paid. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

For store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Liabilities are established at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS 146. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

Share-Based Payments. Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include the term that the options are expected to be outstanding, an estimate of the volatility of our stock price, applicable interest rates and the dividend yield of our stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. If our estimates differ materially from actual experience, we may be required to record additional expense or reductions of expense, which could be material to our future financial results.

Adoption of Accounting Standard

Prior to February 4, 2006, we accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). Because stock options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, employee compensation cost related to stock options generally was not reflected in our results of operations prior to the adoption of SFAS 123(R), “Share-Based Payment.” The Compensation Committee of our Board of Directors took action to accelerate the vesting, effective February 3, 2006, of most of our outstanding stock options granted prior to January 24, 2006. The Compensation Committee took this action primarily to reduce non-cash compensation expense to be recorded in future periods under the provisions of SFAS 123(R). However, the Committee also believed this decision benefited employees.

Effective February 4, 2006, we adopted SFAS 123(R) using the modified–prospective-transition method and began recognizing compensation expense for our share-based payments based on the fair value of the awards on the grant date. For the year ended February 2, 2007, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense (a component of SG&A expense) and a corresponding decrease in income before income taxes of $3.6 million, a decrease in net income of $2.2 million, and a reduction in basic and diluted earnings per share of approximately $0.01.

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

Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will require companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. The interpretation applies to income tax expense as well as any related interest and penalty expense.

FIN 48 requires that changes in tax positions recorded in a company’s financial statements prior to the adoption of this interpretation be recorded as an adjustment to the opening balance of retained earnings for the period of adoption. FIN 48 will generally be effective for public companies for the first fiscal year beginning after December 15, 2006. We anticipate adopting the provisions of this interpretation during the first quarter of fiscal 2007. No determination has yet been made regarding the materiality of the potential impact of this interpretation on our financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We currently expect to adopt SFAS 157 during our 2008 fiscal year. No determination has yet been made regarding the potential impact of this standard on our financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. A company with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, and we have complied with these provisions to the extent material. The second phase of SFAS 158 includes a requirement to measure plan assets and benefit obligations as of the date of a company’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. No final determination has yet been made regarding the timing or adoption of the second phase of SFAS 158 on our consolidated financial statements, however, because we currently have one supplemental executive retirement plan with one executive participant, the impact, if any, is expected to be minimal.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

We are exposed to market risk primarily from adverse changes in interest rates.  To minimize this risk, we may periodically use financial instruments, including derivatives.  As a matter of policy, we do not buy or sell financial instruments for speculative or trading purposes and all financial instrument transactions must be authorized and executed pursuant to approval by the Board of Directors.  All financial instrument positions taken by us are used to reduce risk by hedging an underlying economic exposure.  Because of high correlation between the financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure.  The financial instruments we use are straightforward instruments with liquid markets.

We have cash flow exposure relating to variable interest rates associated with our revolving line of credit and tax increment financing, and may periodically seek to manage this risk through the use of interest rate derivatives.  The primary interest rate exposure on variable rate obligations is based on the London Interbank Offered Rate (“LIBOR”).  We were not party to any interest rate derivatives in 2006 or 2005.

At February 2, 2007 and February 3, 2006, the fair value of our debt, excluding capital lease obligations, was approximately $265.7 million and $281.0 million, respectively, based upon the estimated market value of the debt at those dates. The February 3, 2006 amount is net of the fair value of a note receivable relating to the South Boston, Virginia DC of approximately $49.5 million, as further discussed in Note 8 to the Consolidated Financial Statements. Such fair value exceeded the carrying values of the debt at February 2, 2007 and February 3, 2006 by approximately $14.0 million and $24.2 million, respectively.

Based upon our variable rate borrowing levels, a 1% adverse change in interest rates would have resulted in a pre-tax reduction of earnings and cash flows on an annualized basis of approximately $1.3 million in 2006, $0.1 million in 2005 and less than $0.1 million in 2004. Based upon our outstanding indebtedness at February 2, 2007 and February 3, 2006, a 1% reduction in interest rates would have resulted in an increase in the fair value of our fixed rate debt of approximately $9.2 million and $12.2 million, respectively.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

Goodlettsville, Tennessee

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 2, 2007 and February 3, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended February 2, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries as of February 2, 2007 and February 3, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of February 3, 2006 has been restated.

As discussed in Notes 1 and 10 to the consolidated financial statements, effective February 4, 2006, the Company changed its accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dollar General Corporation and subsidiaries’ internal control over financial reporting as of February 2, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2007 expressed an unqualified opinion thereon.

                                                                                           /s/ Ernst & Young LLP

Nashville, Tennessee

March 23, 2007

CONSOLIDATED BALANCE SHEETS

(In thousands except per share amounts)

	February 2, 2007	February 3, 2006
		Restated (see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$189,288	$200,609
Short-term investments	29,950	8,850
Merchandise inventories	1,432,336	1,474,414
Income taxes receivable	9,833	-
Deferred income taxes	24,321	-
Prepaid expenses and other current assets	57,020	51,339
Total current assets	1,742,748	1,735,212
Net property and equipment	1,236,874	1,192,172
Other assets, net	60,892	52,891
Total assets	$3,040,514	$2,980,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$8,080	$8,785
Accounts payable	555,274	508,386
Accrued expenses and other	253,558	242,354
Income taxes payable	15,959	43,706
Deferred income taxes	-	7,267
Total current liabilities	832,871	810,498
Long-term obligations	261,958	269,962
Deferred income taxes	41,597	48,454
Other liabilities	158,341	130,566
Commitments and contingencies
Shareholders’ equity:
Series B junior participating preferred stock, stated value $0.50 per share; Shares authorized: 10,000; Issued: None	-	-
Common stock, par value $0.50 per share; Shares authorized: 500,000; Issued: 2006-312,436; 2005-315,679	156,218	157,840
Additional paid-in capital	486,145	462,383
Retained earnings	1,103,951	1,106,165
Accumulated other comprehensive loss	(987)	(794)
Other shareholders’ equity	420	(4,799)
Total shareholders’ equity	1,745,747	1,720,795
Total liabilities and shareholders’ equity	$3,040,514	$2,980,275

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	For the years ended
	February 2, 2007	February 3, 2006	January 28, 2005
	(52 weeks)	(53 weeks)	(52 weeks)

Net sales	$9,169,822	$8,582,237	$7,660,927

Cost of goods sold	6,801,617	6,117,413	5,397,735

Gross profit	2,368,205	2,464,824	2,263,192

Selling, general and administrative	2,119,929	1,902,957	1,706,216

Operating profit	248,276	561,867	556,976

Interest income	(7,002)	(9,001)	(6,575)

Interest expense	34,915	26,226	28,794

Income before income taxes	220,363	544,642	534,757

Income taxes	82,420	194,487	190,567

Net income	$137,943	$350,155	$344,190

Earnings per share:
Basic	$0.44	$1.09	$1.04

Diluted	$0.44	$1.08	$1.04

Weighted average shares:
Basic	312,556	321,835	329,376

Diluted	313,510	324,133	332,068

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Other Shareholders’ Equity	Total
Balances, January 30, 2004	336,190	$ 168,095	$ 376,930	$1,014,788	$ (1,161)	$ (4,353)	$1,554,299
Comprehensive income:
Net income	-	-	-	344,190	-	-	344,190
Reclassification of net loss on derivatives	-	-	-	-	188	-	188
Comprehensive income							344,378
Cash dividends, $0.16 per common share	-	-	-	(52,682)	-	-	(52,682)
Issuance of common stock under stock incentive plans	2,875	1,437	32,691	-	-	-	34,128
Tax benefit from stock option exercises	-	-	9,657	-	-	-	9,657
Repurchases of common stock	(11,020)	(5,510)	-	(203,785)	-	-	(209,295)
Purchase of common stock by employee deferred compensation trust, net (25 shares)	-	-	(92)	-	-	(377)	(469)
Issuance of restricted stock and restricted stock units, net	128	64	2,398	-	-	(2,462)	-
Amortization of unearned compensation on restricted stock and restricted stock units	-	-	-	-	-	1,779	1,779
Deferred compensation obligation	-	-	-	-	-	2,708	2,708
Other equity transactions	(1)	-	16	(54)	-	-	(38)
Balances, January 28, 2005	328,172	$ 164,086	$ 421,600	$1,102,457	$ (973)	$ (2,705)	$1,684,465
Comprehensive income:
Net income	-	-	-	350,155	-	-	350,155
Reclassification of net loss on derivatives	-	-	-	-	179	-	179
Comprehensive income							350,334
Cash dividends, $0.175 per common share	-	-	-	(56,183)	-	-	(56,183)
Issuance of common stock under stock incentive plans	2,249	1,125	28,280	-	-	-	29,405
Tax benefit from stock option exercises	-	-	6,457	-	-	-	6,457
Repurchases of common stock	(14,977)	(7,489)	-	(290,113)	-	-	(297,602)
Sales of common stock by employee deferred compensation trust, net (42 shares)	-	-	95	-	-	788	883
Issuance of restricted stock and restricted stock units, net	249	125	5,151	-	-	(5,276)	-
Amortization of unearned compensation on restricted stock and restricted stock units	-	-	-	-	-	2,394	2,394
Acceleration of vesting of stock options (see Note 10)	-	-	938	-	-	-	938
Other equity transactions	(14)	(7)	(138)	(151)	-	-	(296)
Balances, February 3, 2006	315,679	$ 157,840	$ 462,383	$1,106,165	$ (794)	$ (4,799)	$1,720,795
Comprehensive income:
Net income	-	-	-	137,943	-	-	137,943
Reclassification of net loss on derivatives	-	-	-	-	188	-	188
Comprehensive income							138,131
Cash dividends, $0.20 per common share	-	-	-	(62,472)	-	-	(62,472)
Issuance of common stock under stock incentive plans	1,573	786	19,108	-	-	-	19,894
Tax benefit from share-based payments	-	-	2,513	-	-	-	2,513
Repurchases of common stock	(4,483)	(2,242)	-	(77,705)	-	-	(79,947)
Purchases of common stock by employee deferred compensation trust, net (3 shares)	-	-	(2)	-	-	40	38
Reversal of unearned compensation upon adoption of SFAS 123(R) (see Note 10)	(364)	(182)	(4,997)	-	-	5,179	-
Share-based compensation expense	-	-	7,578	-	-	-	7,578
Vesting of restricted stock and restricted stock units	149	75	(75)	-	-	-	-
Transition adjustment upon adoption of SFAS 158	-	-	-	-	(381)	-	(381)
Other equity transactions	(118)	(59)	(363)	20	-	-	(402)
Balances, February 2, 2007	312,436	$ 156,218	$ 486,145	$1,103,951	$ (987)	$ 420	$1,745,747

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	February 2, 2007	February 3, 2006	January 28, 2005
	(52 weeks)	(53 weeks)	(52 weeks)

Cash flows from operating activities:
Net income	$137,943	$350,155	$344,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,608	186,824	164,478
Deferred income taxes	(38,218)	8,244	25,751
Noncash share-based compensation	7,578	3,332	1,779
Tax benefit from stock option exercises	(2,513)	6,457	9,657
Noncash inventory adjustments and asset impairments	78,115	-	-
Change in operating assets and liabilities:
Merchandise inventories	(28,057)	(97,877)	(219,396)
Prepaid expenses and other current assets	(5,411)	(10,630)	(3,352)
Accounts payable	53,544	87,230	22,258
Accrued expenses and other liabilities	38,353	40,376	35,048
Income taxes	(35,165)	(26,017)	23,793
Other	(1,420)	7,391	(12,691)
Net cash provided by operating activities	405,357	555,485	391,515
Cash flows from investing activities:
Purchases of property and equipment	(261,515)	(284,112)	(288,294)
Purchases of short-term investments	(49,675)	(132,775)	(221,700)
Sales of short-term investments	51,525	166,850	247,501
Purchases of long-term investments	(25,756)	(16,995)	-
Insurance proceeds related to property and equipment	1,807	1,210	-
Proceeds from sale of property and equipment	1,650	1,419	3,324
Net cash used in investing activities	(281,964)	(264,403)	(259,169)
Cash flows from financing activities:
Borrowings under revolving credit facility	2,012,700	232,200	195,000
Repayments of borrowings under revolving credit facility	(2,012,700)	(232,200)	(195,000)
Issuance of long-term obligations	-	14,495	-
Repayments of long-term obligations	(14,118)	(14,310)	(16,417)
Payment of cash dividends	(62,472)	(56,183)	(52,682)
Proceeds from exercise of stock options	19,894	29,405	34,128
Repurchases of common stock	(79,947)	(297,602)	(209,295)
Tax benefit of stock options	2,513	-	-
Other financing activities	(584)	892	(1,149)
Net cash used in financing activities	(134,714)	(323,303)	(245,415)
Net decrease in cash and cash equivalents	(11,321)	(32,221)	(113,069)
Cash and cash equivalents, beginning of year	200,609	232,830	345,899
Cash and cash equivalents, end of year	$189,288	$200,609	$232,830
Supplemental cash flow information:
Cash paid during year for:
Interest	$24,180	$25,747	$26,748
Income taxes	$155,825	$205,802	$133,100

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$18,094	$24,750	$12,921
Purchases of property and equipment under capital lease obligations	$5,366	$7,197	$5,722
Elimination of financing obligations (See Note 8)	$46,608	$-	$-
Elimination of promissory notes receivable (See Note 8)	$46,608	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2007, 2006, 2005 and 2004, which represent fiscal years ending or ended February 1, 2008, February 2, 2007, February 3, 2006 and January 28, 2005, respectively. Fiscal year 2007 will be, and each of 2006 and 2004 was, a 52-week accounting period while 2005 was a 53-week accounting period. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary the assets and revenues of which are not material.  Intercompany transactions have been eliminated.

The Company leases three of its distribution centers (“DCs”) from lessors, which meet the definition of a Variable Interest Entity (“VIE”) as described by Financial Accounting Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised. One of these DCs has been recorded as a financing obligation whereby the property and equipment, along with the related lease obligations, are reflected in the consolidated balance sheets.  The other two DCs, excluding the equipment, have been recorded as operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) 98, “Accounting for Leases.”  The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements.

Business description

The Company sells general merchandise on a retail basis through 8,229 stores (as of February 2, 2007) located primarily in the southern, southwestern, midwestern and eastern United States.  The Company has DCs in Scottsville, Kentucky; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina and Marion, Indiana.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 11% of the Company’s purchases in 2006 were made from The Procter & Gamble Company. The Company’s next largest supplier accounted for approximately 5% of the Company’s purchases in 2006.

Restatement of previously issued consolidated financial statements

The Company has historically classified self-insurance and deferred rent liabilities within Accrued expenses and other, which is included in Total current liabilities on the Company’s consolidated balance sheets.  Management has concluded that a portion of these liabilities (including approximately $89.3 million and $23.0 million of self-insurance and deferred rent liabilities, respectively) and certain other assets of $15.8 million and liabilities of $18.3 million should be classified as noncurrent, along with the related deferred income tax impacts, where applicable.  As a result, the Company has restated the accompanying February 3, 2006 consolidated balance sheet to correct the prior presentation.

The following is a summary of consolidated balance sheet line items impacted by the classification adjustments:

	As Previously Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$67,140	$(15,801)	$51,339
Deferred income tax asset – current	11,912	(11,912)	-
Total current assets	1,762,925	(27,713)	1,735,212
Other assets, net	37,090	15,801	52,891
Accrued expenses and other	372,920	(130,566)	242,354
Deferred income tax liability – current	-	7,267	7,267
Total current liabilities	933,797	(123,299)	810,498
Deferred income tax liability – noncurrent	67,633	(19,179)	48,454
Other liabilities	-	130,566	130,566

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

Payments due from banks for third-party credit card, debit card and electronic benefit transactions classified as cash and cash equivalents totaled approximately $11.6 million and $7.8 million at February 2, 2007 and February 3, 2006, respectively.

The Company’s cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment.  Outstanding but unpresented checks totaling approximately $122.3 million and $124.2 million at February 2, 2007 and February 3, 2006, respectively, have been included in Accounts payable in the consolidated balance sheets.  Upon presentation for payment, these checks are funded through available cash balances or the Company’s existing credit facility.

The Company has certain cash and cash equivalents balances that, along with certain other assets, are being held as required by certain regulatory requirements and are therefore not available for general corporate purposes, as further described below under “Investments in debt and equity securities.”

Investments in debt and equity securities

The Company accounts for its investment in debt and marketable equity securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, classifies them as held-to-maturity, available-for-sale, or trading.  Debt securities categorized as held-to-maturity are stated at amortized cost.  Debt and equity securities categorized as available-for-sale are stated at fair value, with any unrealized gains and losses, net of deferred income taxes, reported as a component of Accumulated other comprehensive loss.  Trading securities (primarily mutual funds held pursuant to deferred compensation and supplemental retirement plans, as further discussed in Note 9) are stated at fair value, with changes in fair value recorded in income as a component of Selling, general and administrative (“SG&A”) expense.

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

The Company may invest in tax-exempt auction rate securities, which are debt instruments having longer-dated (in some cases, many years) legal maturities, but with interest rates that are generally reset every 28-35 days under an auction system.  Because auction rate securities are frequently re-priced, they trade in the market like short-term investments.  As available-for-sale securities, these investments are carried at fair value, which approximates cost given that the average duration of such securities held by the Company is less than 40 days.  Despite the liquid nature of these investments, the Company categorizes them as short-term investments instead of cash and cash equivalents due to the underlying legal maturities of such securities.  However, they have been classified as current assets as they are generally available to support the Company’s current operations. There were no such investments outstanding as of February 2, 2007 or February 3, 2006.

In 2006 and 2005, the Company’s South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), had investments in U.S. Government securities, obligations of Government Sponsored Enterprises, short- and long-term corporate obligations, and asset-backed obligations. These investments are held pursuant to South Carolina regulatory requirements to maintain certain asset balances in relation to ARIC’s liability and equity balances and as such, these investments are not available for general corporate purposes. The composition of these required asset balances changes periodically. At February 2, 2007, the total of these balances was $52.9 million and is reflected in the Company’s consolidated balance sheet as follows: cash and cash equivalents of $3.2 million, short-term investments of $30.0 million and long-term investments included in other assets of $19.7 million.

The Company’s investment in the secured promissory notes issued by the third-party entity from which the Company formerly leased its DC in South Boston, Virginia, was classified as a held-to-maturity security at February 3, 2006. The Company acquired the entity which held legal title to this DC in June 2006 as discussed in Note 8, thereby effectively eliminating these secured promissory notes and related financing obligations.

Historical cost information pertaining to investments in mutual funds by participants in the Company’s supplemental retirement and compensation deferral plans classified as trading securities is not readily available to the Company.

On February 2, 2007 and February 3, 2006, held-to-maturity, available-for-sale and trading securities consisted of the following (in thousands):

February 2, 2007	Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Held-to-maturity securities
Bank and corporate debt	$100,386	$2	$80	$100,308
U.S. Government securities	17,026	1	29	16,998
Obligations of Government Sponsored Enterprises	9,192	3	9	9,186
Asset-backed securities	2,833	4	10	2,827
	129,437	10	128	129,319

Available-for-sale securities
Equity securities	13,512	-	-	13,512

Trading securities
Equity securities	13,591	-	-	13,591

Total debt and equity securities	$156,540	$10	$128	$156,422

February 3, 2006	Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Held-to-maturity securities
Bank and corporate debt	$59,196	$-	$55	$59,141
Obligations of Government Sponsored Enterprises	7,590	-	12	7,578
Asset-backed securities	3,847	5	6	3,846
Other debt securities	47,151	2,319	-	49,470
	117,784	2,324	73	120,035

Available-for-sale securities
Equity securities	16,300	-	-	16,300

Trading securities
Equity securities	14,873	-	-	14,873

Total debt and equity securities	$148,957	$2,324	$73	$151,208

On February 2, 2007 and February 3, 2006, these investments were included in the following accounts in the consolidated balance sheets (in thousands):

February 2, 2007	Held-to-Maturity Securities	Available- for-Sale Securities	Trading Securities
Cash and cash equivalents	$79,764	$13,512	$-
Short-term investments	29,950	-	-
Prepaid expenses and other current assets	-	-	1,090
Other assets, net	19,723	-	12,501
	$129,437	$13,512	$13,591
February 3, 2006
Cash and cash equivalents	$44,870	$16,300	$-
Short-term investments	8,850	-	-
Prepaid expenses and other current assets	-	-	3,776
Other assets, net	16,913	-	11,097
Current portion of long-term obligations (see Note 6)	1,108	-	-
Long-term obligations (see Note 6)	46,043	-	-
	$117,784	$16,300	$14,873

The contractual maturities of held-to-maturity and available-for-sale securities as of February 2, 2007 were as follows (in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Cost	Fair Value	Cost	Fair Value
Less than one year	$109,304	$109,278	$-	$-
One to three years	17,300	17,214	-	-
Greater than three years	2,833	2,827	-	-
Equity securities	-	-	13,512	13,512
	$129,437	$129,319	$13,512	$13,512

For the years ended February 2, 2007, February 3, 2006 and January 28, 2005, gross realized gains and losses on the sales of available-for-sale securities were not material.  The cost of securities sold is based upon the specific identification method.

Merchandise inventories

Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method. Under the Company’s retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales.  The excess of current cost over LIFO cost was approximately $4.3 million at February 2, 2007 and $5.8 million at February 3, 2006. Current cost is determined using the retail first-in, first-out method.  LIFO reserves decreased $1.5 million, $0.5 million and $0.2 million in 2006, 2005 and 2004, respectively.  Costs directly associated with warehousing and distribution are capitalized into inventory.

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

Impairment of long-lived assets

When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, other than goodwill, in relation to the operating performance and future cash flows or the appraised values of the underlying assets. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews for impairment stores open more than two years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. The Company’s estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based primarily upon future cash flows (discounted at the Company’s credit adjusted risk-free rate) or other reasonable estimates of fair market value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.

The Company recorded impairment charges, included in SG&A expense, of approximately $9.4 million in 2006, $0.6 million in 2005 and $0.2 million in 2004 to reduce the carrying value of certain of its stores’ assets as deemed necessary due to negative sales trends and cash flows at these locations. The majority of the 2006 charges were recorded pursuant to certain strategic initiatives discussed in Note 2.

Other assets

Other assets consist primarily of long-term investments, qualifying prepaid expenses, debt issuance costs which are amortized over the life of the related obligations, utility and security deposits, life insurance policies and goodwill.

Vendor rebates

The Company accounts for all cash consideration received from vendors in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Cash consideration received from a vendor is generally presumed to be a rebate or an allowance and is accounted for as a reduction of merchandise purchase costs and recognized in the statement of operations at the time the goods are sold. However, certain specific, incremental and otherwise qualifying SG&A expenses related to the promotion or sale of vendor products may be offset by cash consideration received from vendors, in accordance with arrangements such as cooperative advertising, when earned for dollar amounts up to but not exceeding actual incremental costs. The Company recognizes amounts received for cooperative advertising on performance, “first showing” or distribution, consistent with its policy for advertising expense in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, “Reporting on Advertising Costs.”

Rent expense

Rent expense is recognized over the term of the lease.  The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.  The Company also receives tenant allowances, which are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease.  Any difference between the calculated expense and the amounts actually paid are reflected as a liability, with the current portion in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $30.4 million and $25.0 million at February 2, 2007 and February 3, 2006, respectively.

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable, in accordance with EITF Issue 98-9, “Accounting for Contingent Rent.” The amount expensed but not paid as of February 2, 2007 and February 3, 2006 was approximately $8.6 million and $9.3 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets. (See Notes 4 and 8).

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the date the store is closed in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Liabilities are established at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS 146. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. Liabilities are reviewed periodically and adjusted when necessary.

Insurance liabilities

The Company retains a significant portion of risk for its workers' compensation, employee health, general liability, property and automobile claim exposures.  Accordingly, provisions are made for the Company's estimates of such risks.  Actuaries are utilized to determine the undiscounted future claim costs for the workers' compensation, general liability, and health claim risks.  To the extent that subsequent claim costs vary from those estimates, future results of operations will be affected. Ashley River Insurance Company (or ARIC, as defined above), a South Carolina-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers' compensation and non-property general liability exposures.  Pursuant to South Carolina insurance regulations, ARIC has cash and cash equivalents and investment balances that are not available for general corporate purposes, as further described above under “Investments in debt and equity securities.” ARIC currently insures no unrelated third-party risk. The Greater Cumberland Insurance Company, formerly a Vermont-based wholly owned captive insurance subsidiary of the Company, was liquidated in 2005.

Other liabilities

Other liabilities consist primarily of the noncurrent portion of insurance liabilities of $107.5 million in 2006 and $89.3 million in 2005, as well as the noncurrent portion of deferred rent, deferred gains, and liabilities related to the Company’s supplemental retirement and compensation deferral plans.

Fair value of financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values.  At February 2, 2007 and February 3, 2006, the fair value of the Company’s debt, excluding capital lease obligations, was approximately $265.7 million and $281.0 million, respectively, based upon the estimated market value of the debt at those dates.  The February 3, 2006 amount is net of the fair value of a note receivable on the South Boston, Virginia DC of approximately $49.5 million, as further discussed in Note 8. Such fair value exceeded the carrying values of the debt at February 2, 2007 and February 3, 2006 by approximately $14.0 million and $24.2 million, respectively. Fair values are based primarily on quoted prices for those or similar instruments.  A discussion of the carrying value and fair value of the Company’s derivative financial instruments is included in the section entitled “Derivative financial instruments” below.

Derivative financial instruments

The Company accounts for derivative financial instruments in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137, 138 and 149 and interpreted by numerous FASB Issues. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value, and contain accounting rules for hedging instruments, which depend on the nature of the hedge relationship.

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

The following table summarizes activity in Accumulated other comprehensive loss during 2006 related to derivative transactions used by the Company in prior periods to hedge cash flow exposures relating to certain debt transactions (in thousands):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated net losses as of February 3, 2006	$(1,253)	$459	$(794)
Net losses reclassified from Other comprehensive loss into earnings	286	(98)	188
Accumulated net losses as of February 2, 2007	$(967)	$361	$(606)

The Accumulated other comprehensive loss balance at February 2, 2007 includes deferred losses realized in June 2000 on the settlement of an interest rate derivative that was designated and effective as a cash flow hedge of the Company’s forecasted issuance of its $200 million of fixed rate notes in June 2000 (see Note 6). This amount will be reclassified into earnings as an adjustment to the effective interest expense on the fixed rate notes through their maturity date in June 2010. The Company estimates that it will reclassify into earnings during the next twelve months approximately $0.2 million of the net amount recorded in Accumulated other comprehensive loss as of February 2, 2007.

Share-based payments

The Company has a shareholder-approved stock incentive plan under which stock options, restricted stock, restricted stock units and other equity-based awards may be granted to officers, directors and key employees. Effective February 4, 2006, the Company adopted SFAS 123 (Revised 2004) “Share Based Payment” and began recognizing compensation expense for share-based compensation based on the fair value of the awards on the grant date. SFAS 123(R) requires share-based compensation expense recognized since February 4, 2006 to be based on the following: (a) grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for unvested options granted prior to the adoption date and (b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. The

Company adopted SFAS 123(R) under the modified-prospective-transition method and, therefore, results from prior periods have not been restated.

Prior to February 4, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and had provided pro forma disclosures as permitted under SFAS 123. Because stock options were granted at an exercise price equal to the market price of the underlying common stock on the date of grant, compensation cost related to stock options was generally not required to be recorded as a reduction to net income prior to adopting SFAS 123(R).

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The Company bases this estimate on historical experience. An increase in the forfeiture rate will decrease compensation expense. Under SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited.

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

The Company also accounts for nonvested restricted stock and restricted stock unit awards in accordance with the provisions of SFAS 123(R). The Company calculates compensation expense as the difference between the market price of the underlying stock on the date of grant and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the recipient earns the nonvested restricted stock and restricted stock unit award. Under the provisions of SFAS 123(R), unearned compensation is not recorded within shareholders’ equity.

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

Revenue and gain recognition

The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise.  All sales are net of discounts and estimated returns and are presented net of taxes assessed by governmental authorities that are imposed concurrent with those sales.  The liability for retail merchandise returns is based on the Company’s prior experience. The Company records gain contingencies when realized.

The Company began gift card sales in the third quarter of 2005.  The Company recognizes gift card sales revenue at the time of redemption.  The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards was approximately $0.8 million and $0.5 million at February 2, 2007 and February 3, 2006, respectively, and is recorded in Accrued expenses and other. Through February 2, 2007, the Company has not recorded any breakage income related to its gift card program. The Company will continue to evaluate its current breakage policy as it continues to gain more sufficient company-specific customer experience.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected net of qualifying cooperative advertising funds provided by vendors in SG&A expenses. Advertising costs were $45.0 million, $15.1 million and $7.9 million in 2006, 2005 and 2004, respectively.  These costs primarily include promotional circulars, targeted circulars supporting new stores, in-store signage, and costs associated with the sponsorship of a National Association for Stock Car Auto Racing team. In addition, beginning in the fourth quarter of 2006, the Company also utilized television and radio advertising in conjunction with certain strategic initiatives as further discussed in Note 2. Vendor funding for cooperative advertising offset reported expenses by $7.9 million, $0.8 million and $1.0 million in 2006, 2005 and 2004, respectively.

Capitalized interest

To assure that interest costs properly reflect only that portion relating to current operations, interest on borrowed funds during the construction of property and equipment is capitalized.  Interest costs capitalized were approximately $2.9 million, $3.3 million and $3.6 million in 2006, 2005 and 2004, respectively.

Income taxes

The Company reports income taxes in accordance with SFAS 109, “Accounting for Income Taxes”.  Under SFAS 109, the asset and liability method is used for computing future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.  Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities.

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

 Accounting pronouncements

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will require companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. The interpretation applies to income tax expense as well as any related interest and penalty expense.

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

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company currently expects to adopt SFAS 157 during the 2008 fiscal year. No determination has yet been made regarding the potential impact of this standard on the Company’s financial statements.

In September 2006 the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which will require companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. A company with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, and the Company has complied with these provisions to the extent material. The second phase of SFAS 158 includes a requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position, and is effective for fiscal years ending after December 15, 2008. No final determination has yet been made regarding the timing or expected impact of adoption of the second phase of SFAS 158 on the Company’s consolidated financial statements, however, because the Company currently has one supplemental executive retirement plan with one executive participant, the impact, if any, is expected to be minimal.

Reclassifications

Certain reclassifications of the 2005 and 2004 amounts have been made to conform to the 2006 presentation.

2.

Strategic initiatives

In its Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2006, the Company announced it was considering modifying its historical inventory management model and accelerating its recently enhanced real estate strategy. The outcome of these deliberations is set forth below.

Inventory management

In November 2006, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s historical inventory packaway model by the end of fiscal 2007. With few exceptions, the Company plans to eliminate, through end-of-season and other markdowns, existing seasonal, home products and basic clothing packaway merchandise by the close of fiscal 2007 to allow for increased levels of newer, current-season merchandise.  In connection with this strategic change, the Company incurred substantially higher markdowns and writedowns on inventory in the third and fourth quarters of 2006. The Company recorded total markdowns of $279.1 million at cost taken during 2006, compared with total markdowns of $106.5 million at cost taken in 2005. Markdowns which were expected to reduce inventory below cost were considered in the Company’s lower of cost or market estimate and recorded at such time as the utility of the underlying inventory was deemed to be impaired. During the third quarter of fiscal 2006, the Company recorded a lower of cost or market inventory impairment estimate of $63.5 million, increasing the balance to $69.4 million as of November 3, 2006. This estimate was reduced by $23.7 million during the remainder of 2006, reflecting the Company’s estimate of the below-cost markdowns that were taken during that period, resulting in a balance of approximately $45.6 million as of February 2, 2007. This inventory is expected to be sold during 2007. Markdowns which are not below cost impact the Company’s gross profit in the period in which such markdowns are taken. The amount of the below-cost inventory adjustment is based on management’s assumptions regarding the timing and adequacy of markdowns and the final adjustment may vary materially from the amount recorded depending on various factors, including timing of the execution of the plan, retail market conditions and the accuracy of assumptions used by management in developing these estimates.

Exit and disposal activities

In November 2006, the Company’s Board of Directors approved management’s recommendation to close, in addition to those stores that might be closed in the ordinary course of business, approximately 400 stores by the end of fiscal 2007 (approximately 128 of which have been closed as of February 2, 2007), and expects to incur the following pretax costs associated with the closing of these stores (in millions):

(Unaudited)	Estimated Total	Incurred in 2006	Remaining
Lease contract termination costs	$38.1	$5.7	$32.4
One-time employee termination benefits	1.4	0.3	1.1
Other associated store closing costs	9.0	0.2	8.8
Inventory liquidation fees	5.0	1.6	3.4
Asset impairment & accelerated depreciation	9.0	8.3	0.7
Inventory markdowns below cost	10.5	6.7	3.8
Total	$73.0	$22.8	$50.2

Other associated store closing costs as listed in the table above primarily include the removal of any usable assets as well as real estate consulting and other services.

Liability balances related to activities discussed above for stores closed during 2006 are as follows (in millions):

	Balance, February 3, 2006	2006 Initial Expenses	2006 Payments and Other	Balance, February 2, 2007
Lease contract termination costs	$-	$5.7	$0.7	$5.0
One-time employee termination benefits	-	0.3	-	0.3
Other associated store closing costs	-	0.2	-	0.2
Inventory liquidation fees	-	1.6	1.3	0.3
Total	$-	$7.8	$2.0	$5.8

In addition, non-cash costs and charges of approximately $15.0 million associated with this decision have been recognized in 2006, comprised of $8.0 million of property and equipment impairment and $0.3 million of accelerated depreciation included in SG&A, and $6.7 million of below-cost inventory adjustments included in cost of goods sold. The Company recorded an estimated below-cost inventory reserve for closing stores of $7.8 million during the third quarter of 2006, which was reduced by $4.2 million during the remainder of 2006, reflecting the Company’s $3.1 million estimate of the below-cost markdowns that were taken during that period and a $1.1 million reduction of the original estimate, resulting in a balance of approximately $3.6 million for inventory owned as of February 2, 2007.

All expenses associated with exit and disposal activities are included in SG&A expenses with the exception of the below-cost inventory adjustments, which are included in cost of goods sold in the consolidated statement of income for 2006. As noted above, the Company expects to incur additional charges in future periods when the related expenses are incurred. The estimated amount and timing of these future costs and charges are dependent on various factors, including timing of the execution of the plan, the outcome of negotiations with landlords and/or potential sublease tenants, and final inventory levels.

3.

Property and equipment

Property and equipment is recorded at cost and summarized as follows:

(In thousands)	2006	2005
Land and land improvements	$147,447	$147,039
Buildings	437,368	381,460
Leasehold improvements	212,078	209,701
Furniture, fixtures and equipment	1,617,163	1,437,324
Construction in progress	16,755	46,016
	2,430,811	2,221,540
Less accumulated depreciation and amortization	1,193,937	1,029,368
Net property and equipment	$1,236,874	$1,192,172

Depreciation expense related to property and equipment was approximately $199.6 million, $186.1 million and $163.1 million in 2006, 2005 and 2004, respectively. Amortization of capital lease assets is included in depreciation expense.

4.

Accrued expenses and other

Accrued expenses and other consist of the following:

(In thousands)	2006	2005 Restated (see Note 1)
Compensation and benefits	$41,957	$41,460
Insurance	76,062	65,376
Taxes (other than taxes on income)	50,502	58,967
Other	85,037	76,551
	$253,558	$242,354

Other accrued expenses primarily include the current portion of liabilities for deferred rent, freight expense, contingent rent expense, interest, electricity, and common area maintenance charges.

5.

Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2006	2005	2004
Current:
Federal	$101,919	$175,344	$155,497
Foreign	1,200	1,205	1,169
State	17,519	9,694	8,150
	120,638	186,243	164,816
Deferred:
Federal	(34,807)	8,479	21,515
Foreign	13	17	21
State	(3,424)	(252)	4,215
	(38,218)	8,244	25,751
	$82,420	$194,487	$190,567

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2006		2005		2004
U.S. federal statutory rate on earnings before income taxes	$77,127	35.0%	$190,625	35.0%	$187,165	35.0%
State income taxes, net of federal income tax benefit	5,855	2.7	6,223	1.1	8,168	1.5
Jobs credits, net of federal income taxes	(5,008)	(2.3)	(4,503)	(0.8)	(5,544)	(1.0)
Increase (decrease) in valuation allowances	3,211	1.5	(88)	(0.0)	(106)	(0.0)
Other	1,235	0.5	2,230	0.4	884	0.1
	$82,420	37.4%	$194,487	35.7%	$190,567	35.6%

The 2006 income tax rate was higher than the 2005 rate by 1.7%.  Factors contributing to this increase include additional expense of approximately $0.9 million related to the adoption of a new tax system in the State of Texas which resulted in the elimination of certain deferred tax assets that had been recorded in prior years; an increase of approximately $0.9 million related to the Company’s current year tax liability under the revised State of Texas tax system; a reduction in the contingent income tax reserve due to the resolution of contingent liabilities that is $2.0 million less than the decrease that occurred in 2005; an increase in the deferred tax valuation allowance, as discussed below, of approximately $3.2 million; and an increase of $2.6 million related to a benefit recognized in 2005 related to an internal restructuring.  Offsetting these rate increases was a reduction in the income tax rate related to federal income tax credits.  Due to the reduction in the Company’s 2006 income before tax, a small increase in the amount of federal income tax credits earned yielded a much larger percentage reduction in the income tax rate for 2006 versus 2005.

While the 2005 and 2004 rates were similar overall, the rates contained offsetting differences. Factors causing the 2005 tax rate to increase when compared to the 2004 tax rate include a reduction in federal jobs credits of approximately $1.0 million, additional net foreign income tax expense of approximately $0.8 million and a decrease in the contingent income tax reserve due to resolution of contingent liabilities that was $3.6 million less than the decrease that occurred in 2004. Factors causing the 2005 tax rate to decrease when compared to the 2004 tax rate include the recognition of state tax credits of approximately $2.3 million related to the Company’s construction of a DC in Indiana and a benefit of approximately $2.6 million related to an internal restructuring that was completed during 2005.

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(In thousands)	2006	2005
Deferred tax assets:
Deferred compensation expense	$10,090	$15,166
Accrued expenses and other	4,037	3,916
Accrued rent	10,487	7,137
Accrued insurance	9,899	9,240
Deferred gain on sale/leasebacks	2,312	2,465
Inventories	5,874	-
Other	4,609	3,712
State tax net operating loss carryforwards, net of federal tax	4,004	7,416
State tax credit carryforwards, net of federal tax	8,604	4,711
	59,916	53,763
Less valuation allowances	(5,249)	(2,038)
Total deferred tax assets	54,667	51,725
Deferred tax liabilities:
Property and equipment	(71,465)	(74,609)
Inventories	-	(32,301)
Other	(478)	(536)
Total deferred tax liabilities	(71,943)	(107,446)
Net deferred tax liabilities	$(17,276)	$(55,721)

Net deferred tax liabilities are reflected separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred income tax liabilities from the consolidated balance sheets:

(In thousands)	2006	2005 Restated (see Note 1)
Current deferred income tax assets (liabilities), net	$24,321	$(7,267)
Noncurrent deferred income tax liabilities, net	(41,597)	(48,454)
Net deferred tax liabilities	$(17,276)	$(55,721)

State net operating loss carryforwards as of February 2, 2007, totaled approximately $94 million and will expire beginning in 2017 through 2027.  The Company also has state tax credit carryforwards of approximately $13.2 million that will expire beginning in 2007 through 2021.

The valuation allowance, as of 2006, has been provided for certain state tax credit carryforwards that are principally associated with the Company’s distribution centers.  The increase in the valuation allowance for 2006 of $3.2 million is the result of an increase in available state tax credits during 2006 in excess of the amount that the Company believes will be utilized prior to their expiration.

The valuation allowance, as of 2005, had been provided principally for certain state tax credit carryforwards. In 2005, after an internal restructuring, all valuation allowances related to state net operating loss carryforwards were removed resulting in a reduction in the valuation allowance of approximately $1.1 million.  This decrease was offset by additions to the valuation allowance applied to certain state tax credit carryforwards of approximately $0.9 million due to the same internal restructuring.  The remaining change in the valuation allowance, an increase of approximately $0.1 million, related primarily to changes in state tax credits that were unrelated to the 2005 internal restructuring.

The change in the valuation allowance was an increase of $3.2 million in 2006 and a decrease of $0.1 million in both 2005 and 2004.  Based upon expected future income and available tax planning strategies, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Company estimates its contingent income tax liabilities based on its assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities. As of February 2, 2007 and February 3, 2006, the Company’s accrual for these contingent liabilities, included in Income taxes payable in the consolidated balance sheets, was approximately $15.2 million and $13.4 million, respectively, and the related accrued interest included in Accrued expenses and other in the consolidated balance sheets was approximately $10.2 million and $6.2 million respectively.

As of February 2, 2007 and February 3, 2006, the Company had additional exposure in the amount of $4.2 million and $3.8 million, respectively, related to contingent income tax liabilities that had a reasonable possibility of being recognized as a loss in a future period.  These additional amounts relate principally to income tax audits.  As the Company does not consider it probable that a loss has yet been incurred related to these items, no portion of these liabilities has been recorded.

6.

Current and long-term obligations

Current and long-term obligations consist of the following:

(In thousands)	February 2, 2007	February 3, 2006
8 5/8% Notes due June 15, 2010, net of discount of $146 and $189 at February 2, 2007 and February 3, 2006, respectively	$199,832	$199,789
Tax increment financing due February 1, 2035	14,495	14,495
Capital lease obligations (see Note 8)	18,407	22,028
Financing obligations (see Note 8)	37,304	42,435
	270,038	278,747
Less: current portion	(8,080)	(8,785)
Long-term portion	$261,958	$269,962

In June 2006, the Company amended its revolving credit facility to increase the maximum commitment to $400 million and to extend the expiration date to June 2011. The amended credit facility contains provisions that would allow the maximum commitment to be increased to up to $500 million upon mutual agreement of the Company and its lenders. The amended credit facility is unsecured. The Company has two interest rate options: base rate (which is usually equal to prime rate) or LIBOR. The Company pays interest on funds borrowed under the LIBOR option at rates that are subject to change based upon the ratio of the Company’s debt to EBITDA (as defined in the amended credit facility). Under the amended credit facility, the facility fees can range from 10 to 20 basis points; the all-in drawn margin under the LIBOR option can range from LIBOR plus 55 to 125 basis points; and the all-in drawn margin under the base rate option can range from the base rate plus 10 to 20 basis points.

The amended credit facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth ($1.45 billion at February 2, 2007). In December 2006, the Company amended the revolving credit facility to lower the fixed charge coverage test for future periods through fiscal 2008 to take into account the impact that the initiatives discussed in Note 2 related to merchandising and real estate strategies may have on the ratio in those periods. As of February 2, 2007, the Company was in compliance with all of these covenants. During 2006 and 2005, the Company had peak borrowings of $253.4 million and $100.3 million, respectively, under the amended credit facility. As of February 2, 2007, the Company had no outstanding borrowings or letters of credit outstanding under the amended credit facility.

In 2000, the Company issued $200 million principal amount of 8 5/8% Notes due June 2010 (the “Notes”). The Notes require semi-annual interest payments in June and December of each year through June 15, 2010, at which time the entire balance becomes due and payable.  The Notes contain certain restrictive covenants.  At February 2, 2007, the Company was in compliance with all such covenants.

In July 2005, as an inducement for the Company to select Marion, Indiana as the site for construction of a new DC, the Economic Development Board of Marion approved a tax increment financing in the amount of $14.5 million. The principal amounts on this financing are due to be repaid during fiscal years 2015 to 2035. Pursuant to this financing, proceeds from the issuance of certain revenue bonds were loaned to the Company in connection with the construction of this DC.   The variable interest rate on this loan is based on the weekly remarketing of the bonds, which are supported by a bank letter of credit, and ranged from 4.60% to 5.43% in 2006 and from 3.52% to 4.60% in 2005.

At February 2, 2007 and February 3, 2006, the Company had commercial letter of credit facilities totaling $200.0 million and $195.0 million, respectively, of which $116.1 million and $85.1 million, respectively, were outstanding for the funding of imported merchandise purchases. This merchandise is subject to lien until it is paid for by the Company.

7.

Earnings per share

The amounts reflected below are in thousands except per share data.

	2006
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$137,943	312,556	$0.44
Effect of dilutive stock options, restricted stock and restricted stock units		954
Diluted earnings per share	$137,943	313,510	$0.44

	2005
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$350,155	321,835	$1.09
Effect of dilutive stock options, restricted stock and restricted stock units		2,298
Diluted earnings per share	$350,155	324,133	$1.08

	2004
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$344,190	329,376	$1.04
Effect of dilutive stock options, restricted stock and restricted stock units		2,692
Diluted earnings per share	$344,190	332,068	$1.04

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share was determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective fiscal year, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, were 15.0 million, 7.9 million and 7.3 million in 2006, 2005 and 2004, respectively.

8.

Commitments and contingencies

As of February 2, 2007, the Company was committed under capital and operating lease agreements and financing obligations for most of its retail stores, three of its DCs, and certain of its furniture, fixtures and equipment.  The majority of the Company’s stores are subject to short-term leases (usually with initial or primary terms of three to five years) with multiple renewal options when available.  The Company also has stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. Approximately half of the stores have provisions for contingent rentals based upon a percentage of defined sales volume.  Certain leases contain restrictive covenants.  As of February 2, 2007, the Company is not aware of any material violations of such covenants.

In January 1999 and April 1997, the Company sold its DCs located in Ardmore, Oklahoma and South Boston, Virginia, respectively, for 100% cash consideration.  Concurrent with the sale transactions, the Company leased the properties back for periods of 23 and 25 years, respectively.  The transactions were recorded as financing obligations rather than sales as a result of, among other things, the lessor’s ability to put the properties back to the Company under certain circumstances.  The property and equipment, along with the related lease obligations, associated with these transactions were recorded in the consolidated balance sheets.

In May 2003, the Company purchased two secured promissory notes (the “DC Notes”) from Principal Life Insurance Company totaling $49.6 million. The DC Notes represented debt issued by the third party entity (“TPE”) from which the Company leased the South Boston DC. The DC Notes were being accounted for as “held to maturity” debt securities in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” However, by acquiring the DC Notes, the Company holds the debt instruments pertaining to its lease financing obligation and, because a legal right of offset exists, reflected the acquired DC Notes as a reduction of its outstanding financing obligations in its consolidated balance sheet as of February 3, 2006 in accordance with the provisions of FASB Interpretation 39, “Offsetting of Amounts Related to Certain Contracts – An Interpretation of APB Opinion 10 and FASB Statement 105.”

In June 2006, the Company acquired the TPE, which owned legal title to the South Boston DC assets and had issued the related debt in connection with the original financing transaction described above. There was no material gain or loss recognized as a result of this transaction. Based on the Company’s ownership of the TPE at February 2, 2007, the financing obligation and DC notes are eliminated in the Company’s consolidated financial statements.

Future minimum payments as of February 2, 2007 for capital leases, financing obligations and operating leases are as follows:

(In thousands)	Capital Leases	Financing Obligations	Operating Leases
2007	$7,658	$4,435	$304,567
2008	5,440	4,381	254,087
2009	2,082	3,785	206,369
2010	599	3,785	169,454
2011	599	3,785	139,841
Thereafter	7,036	50,188	415,263

Total minimum payments	23,414	70,359	$1,489,581
Less: imputed interest	(5,007)	(33,055)
Present value of net minimum lease payments	18,407	37,304
Less: current portion, net	(6,667)	(1,413)
Long-term portion	$11,740	$35,891

Capital leases were discounted at an effective interest rate of approximately 6.7% at February 2, 2007.  The gross amount of property and equipment recorded under capital leases and financing obligations at February 2, 2007 and February 3, 2006, was $85.1 million and $150.2 million, respectively.  Accumulated depreciation on property and equipment under capital leases and financing obligations at February 2, 2007 and February 3, 2006, was $41.0 million and $70.5 million, respectively.

Rent expense under all operating leases is as follows:

(In thousands)	2006	2005	2004
Minimum rentals (a)	$327,911	$295,061	$253,364
Contingent rentals	16,029	17,245	15,417
	$343,940	$312,306	$268,781

(a) Excludes contract termination costs of $5.7 million recorded in association with the closing of 128 stores in the fourth quarter of 2006

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

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the FLSA and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company has opposed the plaintiff’s motion. On March 23, 2007, the Court conditionally certified a nationwide class of individuals who worked for Dollar General as Store Managers since August 7, 2003. The Court further ordered the parties to jointly file a proposed Notice to the class and a plan to facilitate the transmission of that Notice within 10 days. The number of persons to whom Notice will be sent has not been determined.  Following the close of the discovery period in this case, the Company will have an opportunity to seek decertification of the class, and the Company expects to file such a motion.

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

On September 8, 2005, the Company received a request for information from the Environmental Protection Agency ("EPA") with respect to Krazy String, a product that was offered for sale in the Company’s stores.  The EPA asserted that Krazy String contained an aerosol composed of an ozone depleting substance in violation of the Clean Air Act.  On July 12, 2006, the Company agreed to an Administrative Compliance Order requiring the destruction of the Krazy String remaining in inventory.  On December 21, 2006, the EPA advised the Company that they were considering imposing a penalty in connection with Krazy String, but they did not indicate an estimated amount.  On February 5, 2007, the EPA proposed a penalty of approximately $800,000 which the Company believes is in excess of the amount that is appropriate pursuant to applicable EPA policies.  The Company intends to vigorously defend the action; however, no assurances can be given that the Company will be successful in its defense on the merits or otherwise.

Subsequent to the announcement of the Agreement and Plan of Merger among the Company, Buck Holdings LP and Buck Acquisition Corp (each of Buck Holdings LP and Buck Acquisition Corp is an affiliate of Kohlberg Kravis Roberts & Co., L.P. (“KKR”)), as more fully described in Note 14, the Company and its directors were named in seven putative class actions alleging claims for breach of fiduciary duty arising out of the proposed sale of the Company to KKR.  The cases are captioned City of Miami General Employees’ & Sanitation Employees’ Retirement Trust and Louisiana Sheriffs’ Pension and Relief Fund v. David A. Perdue, et al (the “City of Miami Complaint”), Lee S. Grubman v. Dollar General Corporation, et al (the “Grubman Complaint”), William Hochman, IRA v. Dollar General Corporation, et al (the “Hochman Complaint”), Helene Hutt v. Dollar General Corporation, et al (the “Hutt Complaint”), Shalom Rechnieder v. David L. Beré, et al (the “Rechnieder Complaint”), Catherine Rubbery v. Dollar General Corporation, et al (the “Rubbery Complaint”), and David B. Shaev, IRA v. David A. Perdue, et al, Case No. 07-559 (the “Shaev Complaint”).   The City of Miami Complaint, the Grubman Complaint, the Hochman Complaint, the Hutt Complaint, the Rubbery Complaint, and the Shaev Complaint were each brought in the Chancery Court for Davidson County, Tennessee, and the Rechnieder Complaint was brought in the Circuit Court of Davidson County, Tennessee.  Each of the complaints allege, among other things, that the $22 per share price of the proposed transaction is inadequate and that the process leading to the transaction was unfair.  The plaintiffs seek, among other things, an injunction enjoining completion of the transaction and, in certain cases, compensatory damages.

The Company believes that each of the foregoing lawsuits is without merit and intends to defend these actions vigorously.

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

9.

Benefit plans

The Dollar General Corporation 401(k) Savings and Retirement Plan became effective on January 1, 1998.  The 401(k) plan is a safe harbor defined contribution plan and is subject to the Employee Retirement and Income Security Act (“ERISA”).

Participants are permitted to contribute between 1% and 25% of their pre-tax annual eligible compensation   as defined in the 401(k) plan document, subject to certain limitations under the Internal Revenue Code.  Employees who are over age 50 are permitted to contribute additional amounts on a pre-tax basis under the catch-up provision of the 401(k) plan subject to Internal Revenue Code limitations. The Company currently matches employee contributions, including catch-up contributions, at a rate of 100% of employee contributions, up to 5% of annual eligible salary, after an employee has been employed for one year and has completed a minimum of 1,000 hours of service.

A participant’s right to claim a distribution of his or her account balance is dependent on ERISA guidelines and Internal Revenue Service regulations. All active employees are fully vested in all contributions to the 401(k) plan. During 2006, 2005 and 2004, the Company expensed approximately $6.4 million, $5.8 million, and $4.9 million, respectively, for matching contributions.

The Company also has a nonqualified supplemental retirement plan and compensation deferral plan (called the Dollar General Corporation CDP/SERP Plan) for a select group of management and highly compensated employees.  The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and job grade.  Under the compensation deferral plan, participants may defer up to 65% of base pay and up to 100% of bonus pay. An employee may be designated for participation in one or both of the plans, according to the eligibility requirements of the plans. The Company matches base pay deferrals at a rate of 100% of base pay deferral, up to 5% of annual salary, with annual salary offset by the amount of match-eligible salary in the 401(k) plan. All participants are 100% vested in their compensation deferral plan accounts.  Supplemental retirement plan accounts vest at the earlier of the participant’s attainment of age 50, the participant’s being credited with 10 or more “years of service”, upon termination of employment due to death or “total and permanent disability”, or upon a “change in control,” all as defined in the plan.  The Company incurred compensation expense for these plans of approximately $0.8 million in 2006 and $0.6 million in both 2005 and 2004.

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

A participant’s compensation deferral plan and supplemental retirement plan account balances will be paid in accordance with the participant’s election by (a) lump sum, (b) monthly installments over a 5, 10 or 15 year period or (c) a combination of lump sum and installments.  The vested amount will be payable at the time designated by the plan upon the participant’s termination of employment or retirement, except that participants may elect to receive an in-service distribution or an “unforeseeable emergency hardship” distribution of vested amounts credited to the compensation deferral account. Account balances deemed to be invested in the Mutual Funds Option are payable in cash and account balances deemed to be invested in the Common Stock Option are payable in shares of Dollar General common stock and cash in lieu of fractional shares.

Asset balances in the Mutual Funds Option are stated at fair market value, which is based on quoted market prices. The current portion of these balances are included in Prepaid expenses and other current assets and the long term portion is included in Other assets, net in the consolidated balance sheets.  In accordance with EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” the Company’s stock is recorded at historical cost and included in Other shareholders’ equity.  The deferred compensation liability related to the Company stock for active plan participants is included in shareholders’ equity and subsequent changes to the fair value of the obligation are not recognized, in accordance with the provisions of EITF 97-14. The deferred compensation liability related to the Mutual Funds Option is recorded at the fair value of the investments held in the trust. The current portion of these balances is included in Accrued expenses and other and the long term portion is included in Other liabilities in the consolidated balance sheets.

The Company sponsors a supplemental executive retirement plan for the Chief Executive Officer (called the Supplemental Executive Retirement Plan for David A. Perdue) and accounts for the plan in accordance with SFAS 158. The plan has an unfunded liability balance of $2.9 million as of February 2, 2007, included in Other liabilities in the consolidated balance sheet as of February 2, 2007. This balance includes a $0.6 million transition adjustment ($0.4 million net of tax) for net actuarial losses recorded in 2006 as prescribed by SFAS 158, with the net of tax offset to Accumulated other comprehensive income. The Company has not included additional disclosures due to the plan’s immateriality to the consolidated financial statements as a whole. Effective January 25, 2006, the Board approved the restatement of the plan to clarify certain provisions, comply with pending federal legislation and establish a grantor trust to hold certain assets in connection with the plan.  The grantor trust provides for assets to be placed in the trust upon an actual or potential change in control (as defined in the grantor trust).  The assets of the grantor trust are subject to the claims of the Company’s creditors.

Non-employee directors may defer all or a part of any fees normally paid by the Company to a voluntary nonqualified compensation deferral plan.  The compensation eligible for deferral includes the annual retainer, meeting and other fees, as well as any per diem compensation for special assignments, earned by a director for his or her service to the Company’s Board of Directors or one of its committees.  The deferred compensation is credited to a liability account, which is then invested at the option of the director, in deemed investments which mirror either the Mutual Funds Option or the Common Stock Option and the deferred compensation will be paid in accordance with the director’s election in a lump sum or in monthly installments over a 5, 10 or 15 year period, or a combination of both, at the time designated by the plan upon a director’s resignation or termination from the Board. However, a director may request to receive an “unforeseeable emergency hardship” in-service distribution of amounts credited to his account in accordance with the terms of the directors’ deferral plan.  All deferred compensation will be immediately due and payable upon a “change in control” (as defined in the directors’ deferral plan) of the Company. Account balances deemed to be invested in the Mutual Funds Option are payable in cash and account balances deemed to be invested in the Common Stock Option are payable in shares of Dollar General common stock and cash in lieu of fractional shares.

10.

Share-based payments

The Company has a shareholder-approved stock incentive plan under which stock options, nonvested shares in the form of restricted stock and restricted stock units (which represent the right to receive one share of common stock for each unit upon vesting), and other equity-based awards may be granted to certain officers, directors and key employees. The plan authorizes the issuance of up to 29.375 million shares of the Company’s common stock, up to 4 million of which may be issued in the form of restricted stock or restricted stock units. As of February 2, 2007, there were approximately 6.4 million shares available for future grant, approximately 3.0 million of which may be issued as restricted stock or restricted stock units.

The Company believes that stock-based awards assist in retaining employees and better align the interests of its employees with those of its shareholders.

Stock options granted under the plan are non-qualified stock options issued at an exercise price equal to the market price of the Company’s common stock on the grant date, vest ratably over a four-year period (subject to earlier vesting in certain circumstances such as a change in control), and expire no more than 10 years following the grant date. The number of options granted is generally based on individual job grade levels, which are determined based upon competitive market data. Dividends are not paid or accrued on stock options.

Unvested options generally are forfeited upon the cessation of employment with the Company. In the event employment terminates for a reason other than cause, death, disability or retirement, any outstanding vested options issued under the plan generally may be exercised for a period of three months. In the event employment terminates due to death, disability or retirement, the option recipient (or the recipient’s legal representative or beneficiary) generally may exercise any outstanding vested options issued under the plan for a period of three years. Notwithstanding the foregoing, no option may be exercised beyond its initial 10-year expiration date.

Restricted stock awards and restricted stock unit awards granted under the plan generally vest ratably over three years (subject to earlier vesting in certain circumstances such as a change in control). Unvested restricted stock and restricted stock unit awards generally are forfeited upon the cessation of a grantee’s employment with the Company. Recipients of restricted stock are entitled to receive cash dividends and to vote their respective shares, but are generally prohibited from selling or transferring restricted shares prior to vesting. Recipients of restricted stock units are entitled to accrue dividend equivalents on the units but are not entitled to vote, sell or transfer the units or the shares underlying the units prior to both vesting and payout. Dividends or dividend equivalents, as the case may be, are paid or accrued on the grants of restricted stock and restricted stock units at the same rate that dividends are paid to shareholders generally. Dividend equivalents on restricted stock units vest at the same time that the underlying shares vest.

The plan provides for the automatic annual grant of 4,600 restricted stock units to each non-employee director that vest one year after the grant date (subject to earlier vesting upon retirement, change in control or other circumstances set forth in the plan) and generally may not be paid until the individual has ceased to be a member of the Company’s Board of Directors.

In the past, the Company had various stock and incentive plans under which stock options were granted. Stock options that were granted under prior plans and were outstanding on February 2, 2007 continue in accordance with the terms of the respective plans.

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

Effective February 4, 2006, the Company adopted SFAS 123(R) and began recognizing compensation expense for stock options based on the fair value of the awards on the grant date. The Company adopted SFAS 123(R) under the modified-prospective-transition method and, therefore, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock plans for the years ended February 3, 2006 and January 28, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model for all option grants.

(In thousands except per share data)	Year Ended February 3, 2006	Year Ended January 28, 2005
Net income – as reported	$350,155	$344,190
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects per SFAS 123	32,621	10,724
Net income – pro forma	$317,534	$333,466

Earnings per share – as reported
Basic	$1.09	$1.04
Diluted	$1.08	$1.04
Earnings per share – pro forma
Basic	$0.99	$1.01
Diluted	$0.98	$1.00

 Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Under SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense (which, after-tax, approximated $5.5 million and $8.5 million in the years ended February 3, 2006 and January 28, 2005, respectively) was reversed to reduce pro forma expense for those years.

For the year ended February 2, 2007, the adoption of the fair value method of SFAS 123(R) resulted in additional share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in net income before income taxes in the amount of

$3.6 million, a reduction in net income of $2.2 million, and a reduction in basic and diluted earnings per share of approximately $0.01.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to the adoption of SFAS 123(R). For the year ended February 2, 2007, the $2.5 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). The impact of the adoption of SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

The fair value of each option grant is separately estimated by applying the Black-Scholes-Merton option pricing valuation model. The weighted average for key assumptions used in determining the fair value of options granted in the years ended February 2, 2007, February 3, 2006 and January 28, 2005, and a summary of the methodology applied to develop each assumption, are as follows:

	February 2, 2007	February 3, 2006	January 28, 2005
Expected dividend yield	0.82%	0.85%	0.85%
Expected stock price volatility	28.8%	27.1%	35.5%
Weighted average risk-free interest rate	4.7%	4.2%	3.5%
Expected term of options (years)	5.7	5.0	5.0

Expected dividend yield - This is an estimate of the expected dividend yield on the Company’s stock. This estimate is based on historical dividend payment trends. An increase in the dividend yield will decrease compensation expense.

Expected stock price volatility - This is a measure of the amount by which the price of the Company’s common stock has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market price of the Company’s common stock and implied volatility based upon traded options, weighted equally, to calculate the volatility assumption, as it is the Company’s belief that this methodology provides the best indicator of future volatility. For historical volatility, the Company calculates daily market price changes from the date of grant over a past period representative of the expected life of the options to determine volatility, excluding the period from April 30, 2001 to January 31, 2002 due to a restatement of the Company’s financial statements for fiscal years 2001 and prior and the Company’s inability, during a substantial portion of this period, to file annual and quarterly reports required by the Securities Exchange Act of 1934. The Company believes that the restatement and related inability to file periodic Exchange Act reports is an event specific to the Company that resulted in higher than normal share price volatility during this period and is not expected to recur during the estimated term of current option grants. An increase in the expected volatility will increase compensation expense.

Weighted average risk-free interest rate - This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected term of options - This is the period of time over which the options granted are expected to remain outstanding. Because the terms of the Company’s stock option grants prior to August 2002 were significantly different than grants issued on and after that date and the Company does not currently intend to grant stock options similar to those granted prior to August 2002 in future periods, the Company believes that the historical and post-vesting employee behavior patterns for grants prior to August 2002 are of little or no value in determining future expectations and, therefore, has generally excluded these pre-August 2002 grants from its analysis of expected term. The Company has estimated expected term using a computation based on an assumption that outstanding options will be exercised approximately halfway through their contractual term, taking into consideration such factors as grant date, expiration date, weighted-average time-to-vest, actual exercises and post-vesting cancellations. Options granted have a maximum term of 10 years. An increase in the expected term will increase compensation expense.

The Company issues new shares when options are exercised. A summary of stock option activity during the year ended February 2, 2007 is as follows:

	Options Issued	Weighted Average Exercise Price
Balance, February 3, 2006	20,258,324	$18.19
Granted	2,648,600	17.41
Exercised	(1,573,354)	12.65
Canceled	(1,934,689)	19.68
Balance, February 2, 2007	19,398,881	$18.38

During the years ended February 2, 2007, February 3, 2006 and January 28, 2005, the weighted average grant date fair value of options granted was $5.86, $6.33 and $6.36, respectively; 617,234, 8,281,184 and 1,037,126 options vested, net of forfeitures, respectively; with a total fair value of approximately $2.5 million, $56.5 million and $4.2 million, respectively; and the total intrinsic value of stock options exercised was $6.8 million, $16.7 million and $24.0 million, respectively.

At February 2, 2007, the aggregate intrinsic value of all outstanding options was $14.6 million with a weighted average remaining contractual term of 5.2 years, of which 16,923,305 of the outstanding options are currently exercisable with an aggregate intrinsic value of $14.1 million, a weighted average exercise price of $18.50 and a weighted average remaining contractual term of 4.7 years. At February 2, 2007, the total unrecognized compensation cost related to non-vested stock options was $11.6 million with an expected weighted average expense recognition period of 3.1 years.

All stock options granted in the years ended February 2, 2007 and February 3, 2006 under the terms of the Company’s stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant, were originally scheduled to vest ratably over a four-year period, and expire 10 years following the date of grant.

A summary of activity related to nonvested restricted stock and restricted stock unit awards during the year ended February 2, 2007 is as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Balance, February 3, 2006	363,687	$19.66
Granted	571,603	15.20
Vested	(149,066)	18.01
Canceled	(37,593)	18.76
Balance, February 2, 2007	748,631	$16.63

The purchase price was set at zero for all nonvested restricted stock and restricted stock unit awards granted in the year ended February 2, 2007. The Company records compensation expense on a straight-line basis over the restriction period based on the market price of the underlying stock on the date of grant. The nonvested restricted stock and restricted stock unit awards granted under the plan to employees during the year ended February 2, 2007 are scheduled to vest and become payable ratably over a three-year period from the respective grant dates, except for a restricted stock unit grant made to the Company’s Chairman and Chief Executive Officer in the third quarter of fiscal 2006 which is scheduled to vest ratably over a three-year period from the grant date but which is not payable until after he ceases to be employed by the Company. The nonvested restricted stock unit awards granted under the plan to non-employee directors during the year ended February 2, 2007 are scheduled to vest over a one-year period from the respective grant dates, but become payable only after the recipient ceases to serve as a Board member (or upon a change-in-control as discussed above).

The Company accounts for nonvested restricted stock and restricted stock unit awards in accordance with the provisions of SFAS 123(R). Under the provisions of SFAS 123(R), unearned compensation is not recorded within shareholders’ equity, and accordingly, during the year ended February 2, 2007, the Company reversed its unearned compensation balance as of February 3, 2006 of approximately $5.2 million, with an offset to common stock and additional paid-in capital. The Company recognized compensation expense relating to its nonvested restricted stock and restricted stock unit awards of approximately $4.0 million, $2.4 million and $1.8 million in 2006, 2005 and 2004, respectively. At February 2, 2007, the total compensation cost related to nonvested restricted stock and restricted stock unit awards not yet recognized was approximately $9.1 million.

There have been no modifications to any of the Company’s outstanding share-based payment awards during the year ended February 2, 2007. The Company recognized total compensation expense relating to share-based awards of approximately $7.6 million, $3.3 million and $1.8 million in 2006, 2005 and 2004, respectively.

11.

Capital stock

The Company has a Shareholder Rights Plan (the “Plan”), filed with the Securities and Exchange Commission, under which Series B Junior Participating Preferred Stock Purchase Rights (the “Rights”) were issued for each outstanding share of common stock.  The Rights were attached to all common stock outstanding as of March 10, 2000. On May 8, 2000, we effected a five for four stock split at which time, pursuant to the adjustment provisions contained in the Rights Agreement, each outstanding share of the Company’s common stock evidenced the right to receive eight-tenths of a right.  Such Rights will be attached to all additional shares of common stock issued prior to the Plan’s expiration on February 28, 2010, or such earlier termination, if applicable.  The Rights entitle the holders to purchase from the Company one one-hundredth of a share (a “Unit”) of Series B Junior Participating Preferred Stock (the “Preferred Stock”), no par value, at a purchase price of $100 per Unit, subject to adjustment.  Initially, the Rights will attach to all certificates representing shares of outstanding common stock, and no separate Rights Certificates will be distributed.  The Rights will become exercisable upon the occurrence of a triggering event as defined in the Plan. The triggering events generally include any unsolicited attempt to acquire more than 15 percent of the Company's outstanding common stock. The practical operation of the Plan, if triggered, allows a holder of rights: (a) to acquire $200 of the Company's common stock in exchange for the $100 purchase price in the event of an acquisition of the Company in which the Company is the surviving entity; and (b) in the event of an acquisition of the Company in which the Company is not the surviving entity, to acquire $200 of the surviving entity's securities in exchange for the $100 purchase price.

On November 29, 2006, the Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock.  On September 30, 2005 and November 30, 2004, the Board of Directors authorized the Company to repurchase up to 10 million shares of its outstanding common stock on each date. These authorizations allow or allowed, as applicable, for purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions. The objective of the Company’s share repurchase initiative is to enhance shareholder value by purchasing shares at a price that produces a return on investment that is greater than the Company's cost of capital. Additionally, share repurchases generally are undertaken only if such purchases result in an accretive impact on the Company's fully diluted earnings per share calculation.  The 2006 authorization expires December 31, 2008 and as of February 2, 2007 no purchases had been made pursuant to this authorization. The 2005 and 2004 authorizations were completed prior to their expiration dates. During 2006, the Company purchased approximately 4.5 million shares pursuant to the 2005 authorization at a total cost of $79.9 million. During 2005, the Company purchased approximately 5.5 million shares pursuant to the 2005 authorization at a total cost of $104.7 million and approximately 9.5 million shares pursuant to the 2004 authorization at a total cost of $192.9 million. During 2004, the Company purchased approximately 0.5 million shares pursuant to the 2004 authorization at a total cost of $10.9 million and approximately 10.5 million shares pursuant to a 2003 authorization at a total cost of $198.4 million.

12.

Insurance settlement

During 2006 and 2005, the Company received proceeds of $13.0 million and $8.0 million, respectively, representing insurance recoveries for destroyed and damaged assets, costs incurred and business interruption coverage related to Hurricane Katrina, which is reflected in results of operations for these years as a reduction of SG&A expenses. The claim was settled in 2006. The business interruption portion of the proceeds was approximately $5.8 million and was received in 2006. Insurance recoveries related to fixed assets losses are included in cash flows from investing activities and recoveries related to inventory losses and business interruption are included in cash flows from operating activities.

13.

Segment reporting

The Company manages its business on the basis of one reportable segment.  See Note 1 for a brief description of the Company’s business.  As of February 2, 2007, all of the Company’s operations were located within the United States with the exception of an immaterial Hong Kong subsidiary formed to assist in the process of importing certain merchandise that began operations in early 2004.  The following data is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

(In thousands)	2006	2005	2004
Classes of similar products:
Highly consumable	$6,022,014	$5,606,466	$4,825,051
Seasonal	1,509,999	1,348,769	1,263,991
Home products	914,357	907,826	879,476
Basic clothing	723,452	719,176	692,409
Net sales	$9,169,822	$8,582,237	$7,660,927

14.

Subsequent event

On March 11, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buck Holdings LP, a Delaware limited partnership (“Parent”) and Buck Acquisition Corp., a Tennessee corporation and wholly owned subsidiary of Parent (“Merger Sub”).

Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Merger Sub and Parent are affiliates of Kohlberg Kravis Roberts & Co., L.P. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company, other than any shares held by any wholly owned subsidiary of the Company and any shares owned by Parent or Merger Sub or held by the Company, will be cancelled and converted into the right to receive $22.00 in cash, without interest (the “Merger Consideration”). In addition, immediately prior to the effective time of the Merger, all shares of Company restricted stock and restricted stock units will, unless otherwise agreed by the holder and Parent, vest and be converted into the right to receive the Merger Consideration. All options to acquire shares of Company common stock will vest immediately prior to the effective time of the Merger and holders of such options will, unless otherwise agreed by the holder and Parent, be entitled to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share of Company common stock subject to the option.

The Board of Directors of the Company unanimously approved the Merger Agreement and amended the Company’s Shareholder Rights Plan to exempt the Merger from that Plan’s operation.

Consummation of the Merger is not subject to a financing condition but is subject to customary closing conditions, including approval of the Merger Agreement by the Company’s shareholders, regulatory approval and other customary closing conditions. The Merger Agreement places specified restrictions on certain of the Company’s business activities, including but not limited to: acquisitions or dispositions of assets, capital expenditures, modifications of debt, leasing activities, compensatory changes, dividend increases, investments and share repurchases. The accompanying consolidated financial statements do not include any financial reporting impacts related to potential consummation of the Merger, including but not limited to potential change in basis of accounting, and acceleration of vesting of restricted stock, stock units or options.

Subsequent to the announcement of the Merger Agreement, the Company and its directors were named in seven putative class actions alleging claims for breach of fiduciary duty arising out of the proposed sale of the Company to KKR, all as described more fully under “Legal Proceedings” in Note 8 above.

15.

Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended February 2, 2007 and February 3, 2006.  With the exception of the fourth quarter of 2005, which was a 14-week accounting period, each quarter listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding. Amounts are in thousands except per share data.

Quarter	First	Second	Third	Fourth
2006:
Net sales	$2,151,387	$2,251,053	$2,213,396	$2,553,986
Gross profit	584,274	611,534	526,447	645,950
Operating profit	81,285	80,577	3,339	83,075
Net income (loss)	47,670	45,468	(5,285)	50,090
Basic earnings (loss) per share	0.15	0.15	(0.02)	0.16
Diluted earnings (loss) per share	0.15	0.15	(0.02)	0.16

2005:
Net sales	$1,977,829	$2,066,016	$2,057,888	$2,480,504
Gross profit	563,349	591,530	579,016	730,929
Operating profit	106,921	121,070	101,612	232,264
Net income	64,900	75,558	64,425	145,272
Basic earnings per share	0.20	0.23	0.20	0.46
Diluted earnings per share	0.20	0.23	0.20	0.46

As discussed in Note 12, during the first and third quarters of 2006, the Company received proceeds, net of taxes, of $3.2 million ($0.01 per diluted share), and $5.0 million, ($0.02 per diluted share) respectively, representing insurance recoveries for destroyed and damaged assets, costs incurred and business interruption coverage related to Hurricane Katrina, which is reflected in results of operations for these periods as a reduction of SG&A expenses.

As discussed in Note 2, in the third quarter of 2006, the Company completed a strategic review of its real estate portfolio and traditional inventory packaway strategy. The review resulted in plans to close approximately 400 underperforming stores and to eliminate nearly all packaway merchandise by the close of fiscal 2007. As a result, in the third quarter of 2006, the Company recorded SG&A charges and a lower of cost or market inventory impairment, which reduced the Company’s net income and related per share amounts. Also, the fourth quarter 2006 change in merchandising strategy resulted in substantially higher markdowns on inventory in the fourth quarter of 2006 ($179.9 million at cost) and the Company’s ending inventory being valued lower than under historical practices as ending inventory on-hand as of February 2, 2007 reflects the immediate impact of the markdowns at the time such markdowns were taken rather than at the time such inventory is sold. The impact of this reduction to inventory value approximated $30.7 million in the fourth quarter of 2006.

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

16.

Guarantor subsidiaries

All of the Company’s subsidiaries except for its not-for-profit subsidiary for which the assets and revenues are not material (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under certain outstanding debt obligations.  Each of the Guarantors is a direct or indirect wholly owned subsidiary of the Company.

The following consolidating schedules present condensed financial information on a combined basis. Dollar amounts are in thousands.

	As of February 2, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$114,310	$74,978	$-	$189,288
Short-term investments	-	29,950	-	29,950
Merchandise inventories	-	1,432,336	-	1,432,336
Income tax receivable	4,896	4,937	-	9,833
Deferred income taxes	5,099	19,222	-	24,321
Prepaid expenses and other current assets	139,913	1,086,890	(1,169,783)	57,020
Total current assets	264,218	2,648,313	(1,169,783)	1,742,748

Property and equipment, at cost	213,781	2,217,030	-	2,430,811
Less accumulated depreciation and amortization	115,201	1,078,736	-	1,193,937
Net property and equipment	98,580	1,138,294	-	1,236,874

Other assets, net	2,686,697	43,622	(2,669,427)	60,892

Total assets	$3,049,495	$3,830,229	$(3,839,210)	$3,040,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$8,080	$-	$8,080
Accounts payable	1,076,028	647,153	(1,167,907)	555,274
Accrued expenses and other	13,327	242,107	(1,876)	253,558
Income taxes payable	-	15,959	-	15,959
Total current liabilities	1,089,355	913,299	(1,169,783)	832,871
Long-term obligations	199,842	1,584,526	(1,522,410)	261,958
Deferred income taxes	(793)	42,390	-	41,597
Other liabilities	15,344	142,997	-	158,341

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	156,218	23,853	(23,853)	156,218
Additional paid-in capital	486,145	673,611	(673,611)	486,145
Retained earnings	1,103,951	449,553	(449,553)	1,103,951
Accumulated other comprehensive loss	(987)	-	-	(987)
Other shareholders’ equity	420	-	-	420
Total shareholders’ equity	1,745,747	1,147,017	(1,147,017)	1,745,747

Total liabilities and shareholders’ equity	$3,049,495	$3,830,229	$(3,839,210)	$3,040,514

	As of February 3, 2006 Restated (see Note 1)
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$110,410	$90,199	$-	$200,609
Short-term investments	-	8,850	-	8,850
Merchandise inventories	-	1,474,414	-	1,474,414
Deferred income taxes	7,100	-	(7,100)	-
Prepaid expenses and other current assets	78,361	789,811	(816,833)	51,339
Total current assets	195,871	2,363,274	(823,933)	1,735,212

Property and equipment, at cost	199,396	2,022,144	-	2,221,540
Less accumulated depreciation and amortization	94,701	934,667	-	1,029,368
Net property and equipment	104,695	1,087,477	-	1,192,172

Other assets, net	2,389,994	36,665	(2,373,768)	52,891

Total assets	$2,690,560	$3,487,416	$(3,197,701)	$2,980,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$(800)	$9,585	$-	$8,785
Accounts payable	789,497	536,097	(817,208)	508,386
Accrued expenses and other	13,149	228,830	375	242,354
Income taxes payable	89	43,617	-	43,706
Deferred income taxes	-	14,367	(7,100)	7,267
Total current liabilities	801,935	832,496	(823,933)	810,498
Long-term obligations	153,756	1,429,116	(1,312,910)	269,962
Deferred income taxes	1,750	46,704	-	48,454
Other liabilities	12,324	118,242	-	130,566

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	157,840	23,853	(23,853)	157,840
Additional paid-in capital	462,383	673,612	(673,612)	462,383
Retained earnings	1,106,165	363,393	(363,393)	1,106,165
Accumulated other comprehensive loss	(794)	-	-	(794)
Other shareholders’ equity	(4,799)	-	-	(4,799)
Total shareholders’ equity	1,720,795	1,060,858	(1,060,858)	1,720,795

Total liabilities and shareholders’ equity	$2,690,560	$3,487,416	$(3,197,701)	$2,980,275

	For the year ended February 2, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

STATEMENTS OF INCOME:
Net sales	$165,463	$9,169,822	$(165,463)	$9,169,822
Cost of goods sold	-	6,801,617	-	6,801,617
Gross profit	165,463	2,368,205	(165,463)	2,368,205
Selling, general and administrative	149,272	2,136,120	(165,463)	2,119,929
Operating profit	16,191	232,085	-	248,276
Interest income	(92,598)	(2,907)	88,503	(7,002)
Interest expense	26,826	96,592	(88,503)	34,915
Income before income taxes	81,963	138,400	-	220,363
Income taxes	30,180	52,240	-	82,420
Equity in subsidiaries’ earnings, net of taxes	86,160	-	(86,160)	-
Net income	$137,943	$86,160	$(86,160)	$137,943

	For the year ended February 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

STATEMENTS OF INCOME:
Net sales	$162,805	$8,582,237	$(162,805)	$8,582,237
Cost of goods sold	-	6,117,413	-	6,117,413
Gross profit	162,805	2,464,824	(162,805)	2,464,824
Selling, general and administrative	139,879	1,925,883	(162,805)	1,902,957
Operating profit	22,926	538,941	-	561,867
Interest income	(31,677)	(509)	23,185	(9,001)
Interest expense	20,208	29,203	(23,185)	26,226
Income before income taxes	34,395	510,247	-	544,642
Income taxes	12,852	181,635	-	194,487
Equity in subsidiaries’ earnings, net of taxes	328,612	-	(328,612)	-
Net income	$350,155	$328,612	$(328,612)	$350,155

	For the year ended January 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

STATEMENTS OF INCOME:
Net sales	$171,369	$7,660,927	$(171,369)	$7,660,927
Cost of goods sold	-	5,397,735	-	5,397,735
Gross profit	171,369	2,263,192	(171,369)	2,263,192
Selling, general and administrative	138,111	1,739,474	(171,369)	1,706,216
Operating profit	33,258	523,718	-	556,976
Interest income	(6,182)	(393)	-	(6,575)
Interest expense	21,435	7,359	-	28,794
Income before income taxes	18,005	516,752	-	534,757
Income taxes	7,667	182,900	-	190,567
Equity in subsidiaries’ earnings, net of taxes	333,852	-	(333,852)	-
Net income	$344,190	$333,852	$(333,852)	$344,190

	For the year ended February 2, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$137,943	$86,160	$(86,160)	$137,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,436	179,172	-	200,608
Deferred income taxes	(315)	(37,903)	-	(38,218)
Noncash share-based compensation	7,578	-	-	7,578
Tax benefit from stock option exercises	(2,513)	-	-	(2,513)
Noncash inventory adjustments and asset impairments	-	78,115	-	78,115
Equity in subsidiaries’ earnings, net	(86,160)	-	86,160	-
Change in operating assets and liabilities:
Merchandise inventories	-	(28,057)	-	(28,057)
Prepaid expenses and other current assets	(1,042)	(4,369)	-	(5,411)
Accounts payable	(4,247)	57,791	-	53,544
Accrued expenses and other	(225)	38,578	-	38,353
Income taxes	(2,570)	(32,595)	-	(35,165)
Other	430	(1,850)	-	(1,420)
Net cash provided by operating activities	70,315	335,042	-	405,357

Cash flows from investing activities:
Purchases of property and equipment	(13,270)	(248,245)	-	(261,515)
Purchases of short-term investments	(38,700)	(10,975)	-	(49,675)
Sales of short-term investments	38,700	12,825	-	51,525
Purchases of long-term investments	-	(25,756)	-	(25,756)
Insurance proceeds related to property and equipment	-	1,807	-	1,807
Proceeds from sale of property and equipment	143	1,507	-	1,650
Net cash used in investing activities	(13,127)	(268,837)	-	(281,964)

Cash flows from financing activities:
Borrowings under revolving credit facility	2,012,700	-	-	2,012,700
Repayments of borrowings under revolving credit facility	(2,012,700)	-	-	(2,012,700)
Repayments of long-term obligations	97	(14,215)	-	(14,118)
Payment of cash dividends	(62,472)	-	-	(62,472)
Proceeds from exercise of stock options	19,894	-	-	19,894
Repurchases of common stock	(79,947)	-	-	(79,947)
Tax benefit of stock options	2,513	-	-	2,513
Changes in intercompany note balances, net	66,588	(66,588)	-	-
Other financing activities	39	(623)	-	(584)
Net cash used in financing activities	(53,288)	(81,426)	-	(134,714)

Net increase (decrease) in cash and cash equivalents	3,900	(15,221)	-	(11,321)
Cash and cash equivalents, beginning of year	110,410	90,199	-	200,609
Cash and cash equivalents, end of year	$114,310	$74,978	$-	$189,288

	For the year ended February 3, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$350,155	$328,612	$(328,612)	$350,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,046	166,778	-	186,824
Deferred income taxes	(750)	8,994	-	8,244
Noncash share-based compensation	3,332	-	-	3,332
Tax benefit from stock option exercises	6,457	-	-	6,457
Equity in subsidiaries’ earnings, net	(328,612)	-	328,612	-
Change in operating assets and liabilities:
Merchandise inventories	-	(97,877)	-	(97,877)
Prepaid expenses and other current assets	(4,546)	(6,084)	-	(10,630)
Accounts payable	(26,052)	113,282	-	87,230
Accrued expenses and other	(12,210)	52,586	-	40,376
Income taxes	13	(26,030)	-	(26,017)
Other	2,919	4,472	-	7,391
Net cash provided by operating activities	10,752	544,733	-	555,485

Cash flows from investing activities:
Purchases of property and equipment	(18,089)	(266,023)	-	(284,112)
Purchases of short-term investments	(123,925)	(8,850)	-	(132,775)
Sales of short-term investments	166,350	500	-	166,850
Purchases of long-term investments	-	(16,995)	-	(16,995)
Insurance proceeds related to property and equipment	-	1,210	-	1,210
Proceeds from sale of property and equipment	100	1,319	-	1,419
Net cash provided by (used in) investing activities	24,436	(288,839)	-	(264,403)

Cash flows from financing activities:
Borrowings under revolving credit facility	232,200	-	-	232,200
Repayments of borrowings under revolving credit facility	(232,200)	-	-	(232,200)
Issuance of long-term obligations	-	14,495	-	14,495
Repayments of long-term obligations	(4,969)	(9,341)	-	(14,310)
Payment of cash dividends	(56,183)	-	-	(56,183)
Proceeds from exercise of stock options	29,405	-	-	29,405
Repurchases of common stock	(297,602)	-	-	(297,602)
Changes in intercompany note balances, net	276,509	(276,509)	-	-
Other financing activities	892	-	-	892
Net cash used in financing activities	(51,948)	(271,355)	-	(323,303)

Net decrease in cash and cash equivalents	(16,760)	(15,461)	-	(32,221)
Cash and cash equivalents, beginning of year	127,170	105,660	-	232,830
Cash and cash equivalents, end of year	$110,410	$90,199	$-	$200,609

	For the year ended January 28, 2005
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$344,190	$333,852	$(333,852)	$344,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,181	147,297	-	164,478
Deferred income taxes	5,516	20,235	-	25,751
Noncash share-based compensation	1,779	-	-	1,779
Tax benefit from stock option exercises	9,657	-	-	9,657
Equity in subsidiaries’ earnings, net	(333,852)	-	333,852	-
Change in operating assets and liabilities:
Merchandise inventories	-	(219,396)	-	(219,396)
Prepaid expenses and other current assets	1,644	(4,996)	-	(3,352)
Accounts payable	10,665	11,593	-	22,258
Accrued expenses and other	(8,351)	43,399	-	35,048
Income taxes	4,751	19,042	-	23,793
Other	(4,118)	(8,573)	-	(12,691)
Net cash provided by operating activities	49,062	342,453	-	391,515

Cash flows from investing activities:
Purchases of property and equipment	(20,443)	(267,851)	-	(288,294)
Purchases of short-term investments	(220,200)	(1,500)	-	(221,700)
Sales of short-term investments	245,000	2,501	-	247,501
Proceeds from sale of property and equipment	3	3,321	-	3,324
Net cash provided by (used in) investing activities	4,360	(263,529)	-	(259,169)

Cash flows from financing activities:
Borrowings under revolving credit facility	195,000	-	-	195,000
Repayments of borrowings under revolving credit facility	(195,000)	-	-	(195,000)
Repayments of long-term obligations	(7,847)	(8,570)	-	(16,417)
Payment of cash dividends	(52,682)	-	-	(52,682)
Proceeds from exercise of stock options	34,128	-	-	34,128
Repurchases of common stock	(209,295)	-	-	(209,295)
Changes in intercompany note balances, net	25,586	(25,586)	-	-
Other financing activities	(1,149)	-	-	(1,149)
Net cash used in financing activities	(211,259)	(34,156)	-	(245,415)

Net increase (decrease) in cash and cash equivalents	(157,837)	44,768	-	(113,069)
Cash and cash equivalents, beginning of year	285,007	60,892	-	345,899
Cash and cash equivalents, end of year	$127,170	$105,660	$-	$232,830

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information relating to Dollar General and our consolidated subsidiaries required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Dollar General carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of February 2, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of February 2, 2007.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting. Our management prepared and is responsible for the consolidated financial statements and all related financial information contained in this document. This responsibility includes establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of our internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that Dollar General’s internal control over financial reporting is effective as of February 2, 2007.

Management's assessment of the effectiveness of internal control over financial reporting as of February 2, 2007 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited our consolidated financial statements. Ernst & Young's attestation report on management's assessment of our internal control over financial reporting is contained below.

(c)

Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of

Dollar General Corporation

Goodlettsville, Tennessee

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Dollar General Corporation and subsidiaries maintained effective internal control over financial reporting as of February 2, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar General Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Dollar General Corporation and subsidiaries maintained effective internal control over financial reporting as of February 2, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Dollar General Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 2, 2007 and February 3, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2007 and our report dated March 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 23, 2007

(d)

Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended February 2, 2007 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

 Governance Documents and Code of Business Conduct and Ethics.  We make available free of charge within the Investing section of our Internet website at www.dollargeneral.com, and in print to any shareholder who requests, our Corporate Governance Principles, the charters of the standing committees of the Board of Directors (including, without limitation, the charters of our Audit, Compensation and Nominating & Corporate Governance Committees), and the Code of Business Conduct and Ethics adopted by the Board and applicable to all Dollar General directors, officers and employees. Requests for copies may be directed to Investor Relations, Dollar General Corporation, 100 Mission Ridge, Goodlettsville, TN 37072, or telephone (615) 855-4000. We intend to disclose any amendments to the Code of Business Conduct and Ethics, and any waiver from a provision of that Code granted to our Chief Executive Officer or Chief Financial Officer, on our Internet website promptly following the amendment or waiver.  We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

(b)

Information Regarding Directors and Executive Officers.  Information regarding our current directors and executive officers is set forth below. Each of our directors holds office for a term of 1 year or until his or her successor is elected and qualified. Our executive officers serve at the pleasure of the Board of Directors and are elected annually by the Board to serve until their successors are duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position	Director Since

David A. Perdue	57	Director; Chairman & Chief Executive Officer	2003
David L. Beré	53	Director; President & Chief Operating Officer	2002
Dennis C. Bottorff	62	Director	1998
Barbara L. Bowles	59	Director	2000
Reginald D. Dickson	60	Director	1993
E. Gordon Gee	63	Director	2000
Barbara M. Knuckles	59	Director	1995
J. Neal Purcell	65	Director	2004
James D. Robbins	60	Director	2002
Richard E. Thornburgh	54	Director	2006
David M. Wilds	66	Director	1991
David M. Tehle	50	Executive Vice President & Chief Financial Officer	N/A
Beryl J. Buley	45	Division President, Merchandising, Marketing & Supply Chain	N/A
Kathleen R. Guion	55	Division President, Store Operations & Store Development	N/A
Susan S. Lanigan	44	Executive Vice President & General Counsel	N/A
Challis M. Lowe	61	Executive Vice President, Human Resources	N/A
Anita C. Elliott	42	Senior Vice President & Controller	N/A
Wayne Gibson	48	Senior Vice President, Dollar General Market	N/A

Mr. Perdue serves as our Chief Executive Officer (since April 2003) and Chairman of the Board (since June 2003). Mr. Perdue previously served as Chairman and Chief Executive Officer of Pillowtex Corporation, a producer and marketer of home textiles, from July 2002 through March 27, 2003. Pillowtex filed for bankruptcy in July 2003 after emerging from a previous bankruptcy in May 2002. Mr. Perdue served Reebok International Ltd. from September 1998 to July 2002 as President and Chief Executive Officer of the Reebok Brand (January 2001 to July 2002), Executive Vice President, Global Operating Units (October 1999 to January 2001) and Senior Vice President, Global Supply Chain (September 1998 to October 1999). Prior to Reebok, Mr. Perdue was Senior Vice President of Haggar, Inc. (1994 to September 1998). He gained additional international expertise while based in Hong Kong with Sara Lee Corporation where he served as Senior Vice President of Asia Operations from 1992 to 1994. Earlier in his career, he spent 12 years in management consulting with Kurt Salmon Associates, an international management consulting firm. Mr. Perdue serves as a director of Alliant Energy Corporation.

Mr. Beré has served as our President and Chief Operating Officer since December 2006.  He served from December 2003 until June 2005 as Corporate Vice President of Ralcorp Holdings, Inc. and as the President and Chief Executive Officer of Bakery Chef, Inc., a leading manufacturer of frozen bakery products that was acquired by Ralcorp Holdings in December 2003. From 1998 until the acquisition, Mr. Beré was the President and Chief Executive Officer of Bakery Chef, Inc., and also served on its Board of Directors. From 1996 to 1998, he served as President and Chief Executive Officer of McCain Foods USA, a manufacturer and marketer of frozen foods and a subsidiary of McCain Foods Limited. From 1978 to 1995, Mr. Beré worked for The Quaker Oats Company and served as President of the Breakfast Division from 1992 to 1995 and President of the Golden Grain Division from 1990 to 1992.

Mr. Bottorff has served as Chairman of Council Ventures, LLC, an investment firm, since January 2001. He previously served as Chairman of AmSouth Bancorporation, a bank holding company, and, prior to that, as Chief Executive Officer (1991-1999) and Chairman (1995-1999) of First American Corporation. Mr. Bottorff is a director of Ingram Industries, Appforge, and Benefit Informatics, Inc., all privately-held entities, and serves on the Board of Trustees of Vanderbilt University. He also serves as the Chairman of the Tennessee Education Lottery Corp. and as a director of the Tennessee Valley Authority.

Ms. Bowles has served as Vice Chairman of Profit Investment Management, a registered investment advisor, since January 2006. Prior to that, she served as Chairman and Chief Executive Officer of The Kenwood Group, Inc., a registered investment advisor that she founded in 1989, until its acquisition by Profit in January 2006. The Kenwood Group now operates as a subsidiary of Profit and Ms. Bowles continues to serve as its Chairman. She previously served as Vice President, Investor Relations of Kraft, Inc. from 1984 to 1989. Ms. Bowles is a director and audit committee member of Black & Decker Corporation, Wisconsin Energy Corporation (and Wisconsin Electric Power Company and Wisconsin Gas LLC, each a publicly-held subsidiary of Wisconsin Energy). Because we consider her service on the audit committees of Wisconsin Energy Corporation’s family of companies to be service to one company due to the commonality of issues considered by those committees, the Board has determined that Ms. Bowles’ service on more than 3 total public company audit committees does not impair her ability to effectively serve on our Audit Committee.

Mr. Dickson serves as Chairman (since 1996) and Chief Executive Officer (since 2001) of Buford, Dickson, Harper & Sparrow, Inc., registered investment advisors. Mr. Dickson served as President and Chief Executive Officer of Inroads, Inc., a non-profit organization supporting minority education, from 1983 to 1993, and was subsequently granted the honorary title of President Emeritus.

Dr. Gee has served as Chancellor of Vanderbilt University since 2000. Dr. Gee previously served as President of Brown University from 1998 until 2000, and as President of The Ohio State University from 1990 until 1998. Dr. Gee is a director of The Limited, Inc., Hasbro, Inc., Massey Energy, Inc. and Gaylord Entertainment Company.

Ms. Knuckles has served as Managing Director of Development and Corporate Relations (since January 2006) and as Director of Development and Corporate Relations (1992-2006) for North Central College in Naperville, Illinois. From 1988 to 1992, Ms. Knuckles was a private investor managing several family businesses. Ms. Knuckles also served as a Corporate Vice President both for Beatrice Foods, Inc. (1978-1986) and for The Wirthlin Group (1986-1988).

Mr. Purcell served as the Southeast Area Managing Partner of KPMG from July 1993 to October 1998 and as the Vice Chairman in charge of National Audit Practice Operations from October 1998 until his retirement on January 31, 2002. Mr. Purcell is a director (and chairman of the audit committee) of Southern Company and Synovus Financial Corporation, as well as Kaiser Permanente Health Care and Hospitals, a non-public entity. Mr. Purcell, who our Board has determined to be independent as defined in NYSE listing requirements and in our Corporate Governance Principles, has been designated as an audit committee financial expert.

Mr. Robbins served as Managing Partner of the Columbus, Ohio office of PricewaterhouseCoopers L.L.P. from 1993 until his retirement in 2001. Mr. Robbins is a director (and chairman of the audit committee) of Huntington Preferred Capital, Inc. and DSW Inc. Mr. Robbins, who our Board has determined to be independent as defined in NYSE listing requirements and in our Corporate Governance Principles, has been designated as an audit committee financial expert.

Mr. Thornburgh is Vice Chairman of Corsair Capital, a private equity investment company, and serves on the board and the risk committee of Credit Suisse Group, a diversified financial services holding company.  He began his career at The First Boston Corporation, a predecessor to Credit Suisse First Boston, and served in a number of Credit Suisse executive positions over three decades, including, CFO and Chief Risk Officer of Credit Suisse Group, CFO of Credit Suisse First Boston and, most recently, Executive Vice Chairman of CSFB and member of the executive board of Credit Suisse Group.  Mr. Thornburgh serves as a director of NewStar Financial, Inc.  He also formerly served as Chairman of the Securities Industry Association.

Mr. Wilds has served as Managing Partner of 1st Avenue Partners, L.P., a private equity partnership, and as a senior advisor for The Family Office, a limited liability company, since 1998. From 1995 to 1998, he was President of Nelson Capital Partners III, L.P., a merchant banking company. From 1990 to 1995, he served as Chairman of Cumberland Health Systems, Inc., an owner and operator of psychiatric hospitals. Mr. Wilds currently serves as a director of Symbion Inc. Mr. Wilds, who our Board has determined to be independent as defined in NYSE listing requirements and in our Corporate Governance Principles, has been elected to serve as our Presiding Director, in which capacity he presides over the executive sessions of the Board’s non-management and independent directors and performs other duties as set forth in our Corporate Governance Principles.

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

Mr. Buley joined Dollar General in December 2005 as Division President, Merchandising, Marketing and Supply Chain. Prior to joining Dollar General, he served from April 2005 through November 2005 as Executive Vice President, Retail Operations of Mervyn’s Department Store, a privately held company operating 265 department stores, where he was responsible for store operations, supply chain (including 4 distribution centers), real estate, construction, visual merchandising and interior planning, and loss prevention. From September 2003 to March 2005, Mr. Buley worked for Sears, Roebuck and Company, a multi-line retailer offering a wide array of merchandise and related services.  As Sears’ Executive Vice President and General Manager of Retail Store Operations, he was responsible for all store-based activities. Prior to that, he had responsibility for 8 distinct businesses operating in over 2,200 locations as Sears’ Senior Vice President and General Merchandise Manager of the Specialty Retail Group. Prior to joining Sears, Mr. Buley spent 15 years in various positions with Kohl’s Corporation, which operates a chain of specialty department stores, including Executive Vice President of Stores, responsible for store operations, and Senior Vice President of Stores.

Ms. Guion joined Dollar General in October 2003 as Executive Vice President, Store Operations. She was named Executive Vice President, Store Operations and Store Development in February 2005, and was promoted to Division President, Store Operations and Store Development in November 2005. From 2000 until joining Dollar General, Ms. Guion served as President and Chief Executive Officer of Duke and Long Distributing Company, a convenience store chain operator and wholesale distributor of petroleum products. Prior to that time, she served as an operating partner for Devon Partners (1999-2000), where she developed operating plans and assisted in the identification of acquisition targets in the convenience store industry, and as President and Chief Operating Officer of E-Z Serve Corporation (1997-1998), an owner/operator of convenience stores, mini-marts and gas marts. From 1987 to 1997, Ms. Guion served as the Vice President and General Manager of the largest division (Chesapeake Division) of company-owned stores at 7-Eleven, Inc., a convenience store chain. Other positions held by Ms. Guion during her tenure at 7-Eleven include District Manager, Zone Manager, Operations Manager, and Division Manager (Midwest Division).

Ms. Lanigan joined Dollar General in July 2002 as Vice President, General Counsel and Corporate Secretary. She was promoted to Senior Vice President in October 2003 and to Executive Vice President in March 2005. Prior to joining Dollar General, Ms. Lanigan served as Senior Vice President, General Counsel and Secretary at Zale Corporation, a specialty retailer of fine jewelry, headquartered in Irving, Texas. During her six years with Zale, Ms. Lanigan held various positions, including Associate General Counsel. Prior to that, she held legal positions with both Turner Broadcasting System, Inc. and the law firm of Troutman Sanders LLP.

Ms. Lowe joined Dollar General as Executive Vice President of Human Resources in September 2005. From 2000 to 2004, Ms. Lowe was Executive Vice President of Human Resources, Corporate Communications, and Public Affairs for Ryder System, Inc., a logistics and transportation services company. She was Executive Vice President of Human Resources and Administration Services for Beneficial Management Corporation, an international consumer finance company, from 1997 to 1999, and Executive Vice President of Human Resources and Communications for Heller International, a commercial finance company, from 1993 to 1997. She also served as Senior Vice President, Administrative Services, for Sanwa Business Credit Corporation from 1985 to 1993. Prior to joining Sanwa, she spent 13 years with Continental Illinois Leasing Corporation and Continental Bank, where her last position was Vice President and Division Head. Ms. Lowe serves as a director of The South Financial Group, Inc..

Ms. Elliott joined Dollar General as Senior Vice President and Controller in August 2005. Prior to joining Dollar General, she served as Vice President and Controller of Big Lots, Inc., a closeout retailer, from May 2001 to August 2005. Overseeing a staff of 140 employees at Big Lots, she was responsible for accounting operations, financial reporting and internal audit. Prior to serving at Big Lots, she served as Vice President and Controller for Jitney-Jungle Stores

of America, Inc., a grocery retailer, from April 1998 to March 2001. At Jitney-Jungle, Ms. Elliott was responsible for the accounting operations and the internal and external financial reporting functions. Prior to serving at Jitney-Jungle, she practiced public accounting for 12 years, 6 of which were with Ernst & Young, LLP.

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

(c)

Procedures for Shareholders to Nominate Directors.  There have been no material changes to the procedures for shareholders to recommend director nominees since the filing of our proxy statement in connection with our 2006 annual shareholders’ meeting.

(d)

Audit Committee Information.  Our Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Mr. Robbins (Committee Chairman), Mr. Bottorff, Ms. Bowles and Mr. Purcell currently serve on the Audit Committee. Our Board has determined that Messrs. Robbins and Purcell are audit committee financial experts and that each is independent as defined in the NYSE listing standards and in our Corporate Governance Principles.  Audit committee financial experts have the same responsibilities as the other Audit Committee members. They are not our auditors or accountants, do not perform “field work” and are not employees.  The SEC has determined that designation as an audit committee financial expert will not cause a person to be deemed to be an “expert” for any purpose.

(e)

Section 16(a) Beneficial Ownership Reporting Compliance.  The United States securities laws require our executive officers, directors, and greater than 10% shareholders to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, the NYSE and with us.  Based solely upon a review of these reports furnished to us during and with respect to 2006, or written representations that no Form 5 reports were required, we believe that each of those persons filed, on a timely basis, the reports required by Section 16(a) of the Securities Exchange Act of 1934.

(f)

New York Stock Exchange Required Disclosures.

(1)  Method for Interested Parties to Communicate to our Board.  Our Board provides a process for shareholders and other interested parties to communicate directly with the Board, with a particular director (including the Presiding Director) or with the non-management directors as a group. To do so, send a letter addressed to the applicable Board member(s), c/o Corporate Secretary, 100 Mission Ridge, Goodlettsville, TN 37072. The mailing envelope must contain the notation “SECURITY HOLDER/INTERESTED PARTY—BOARD COMMUNICATION”.  While communications submitted under this process will be reviewed by our legal department prior to being forwarded to the applicable Board member(s), it will be treated confidentially if so marked on the envelope except to the extent necessary for the protection of Dollar General’s interests or to comply with any applicable law, rule or regulation or order of any judicial or governmental authority. All communications submitted under this process will be forwarded to the applicable Board member(s) on at least a quarterly basis.

Complaints or concerns about our accounting, internal accounting controls, auditing or other matters may be submitted to our legal department or to our Audit Committee using the address or phone number published on our web site. These communications may be confidential, subject to the exceptions noted above, or anonymous. These complaints or concerns and any other matter directly addressed to the Audit Committee will be reported to that committee on at least a quarterly basis.

Any Board member who receives a communication contemplated above may direct that the matter be presented to the full Board or any applicable committee for further consideration or action. Depending upon the nature of the concern, it also may be referred to our internal audit, legal, finance or other appropriate department. The Board or committee considering the matter may direct special treatment, including the retention of outside advisors or counsel. We intend to disclose any changes to this shareholder communication process on the “Investing—Corporate Governance” portion of our web site located at www.dollargeneral.com.

(2)  Certifications. On June 2, 2006, we filed with the NYSE the Domestic Company Section 303A CEO Certification confirming that we had complied with the NYSE corporate governance listing standards.  The Sarbanes-Oxley Section 302 Certifications of our CEO and CFO relating to this Annual Report on Form 10-K are filed as exhibits hereto.

ITEM 11.

EXECUTIVE COMPENSATION

(a)

Director Compensation. The following table and text discuss the compensation of those persons who served as a member of our Board of Directors during all or a portion of 2006 other than Mr. Perdue whose compensation is discussed under “Executive Compensation” below and who receives no additional compensation for his service as a Board member.

Fiscal 2006 Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(2)(3)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)	Total ($)
David L. Beré	48,750	84,149	-	-	-	162,359 (7)	295,258
Dennis C. Bottorff	86,750	84,149	-	-	-	-	170,899
Barbara L. Bowles	81,750	84,149	-	-	-	-	165,899
James L. Clayton(8)	13,125	34,163	-	-	-	15,382 (9)	62,670
Reginald D. Dickson	57,500	84,149	-	-	-	-	141,649
E. Gordon Gee	61,250	84,149	-	-	-	-	145,399
Barbara M. Knuckles	56,375	84,149	-	-	-	-	140,524
J. Neal Purcell	59,375	84,149	-	-	-	-	143,524
James D. Robbins	79,500	84,149	-	-	-	-	163,649
Richard E. Thornburgh(10)	35,625	30,268	-	-	-	-	65,893
David M. Wilds	81,875	84,149	-	-	-	-	166,024

(1)

Messrs. Purcell and Thornburgh elected to defer payments of their director fees under our Deferred Compensation Plan for Non-Employee Directors. Cash amounts deferred during fiscal 2006 were as follows: Mr. Purcell ($59,375); and Mr. Thornburgh ($34,375).  The amount noted in this column for Mr. Wilds includes a $1,250 per diem payment for work as Presiding Director with our Strategic Planning Committee.  The amounts noted in this column also include the following per diem amounts for all directors who were not members of the Finance Committee but who were requested to attend a meeting of that Committee to discuss our 2006 budget: Mr. Beré ($1,250); Mr. Clayton ($625); Mr. Dickson ($625); Ms. Knuckles ($625); and Mr. Purcell ($625).

(2)

The amounts set forth in this column represent restricted stock units (“RSUs”) granted during fiscal 2006 and previous years under the 1998 Stock Incentive Plan.  Each RSU represents the right to receive upon vesting one share of Dollar General common stock.  The amounts listed are equal to the compensation cost recognized during fiscal 2006 for financial statement purposes in accordance with Statement of Financial Accounting Standards 123R (“FAS 123R”), except no assumptions for forfeitures were included.  Additional information related to the calculation of the compensation cost is set forth in Note 10 of the consolidated financial statements of this report.

(3)

Each of the directors, other than Mr. Clayton, received 4,600 RSUs during fiscal 2006 under the 1998 Stock Incentive Plan.  The aggregate grant date fair value computed in accordance with FAS 123R for the RSUs granted to the directors during fiscal 2006 are as follows:  Mr. Beré ($74,980); Mr. Bottorff ($74,980); Ms. Bowles ($74,980); Mr. Dickson ($74,980); Mr. Gee ($74,980); Ms. Knuckles ($74,980); Mr. Purcell ($74,980); Mr. Robbins ($74,980); Mr. Thornburgh ($60,536); and Mr. Wilds ($74,980).  Additional information related to the calculation of the grant date fair value is set forth in Note 10 of the consolidated financial statements of this report.

(4)

The number of RSUs held by the directors under the 1998 Stock Incentive Plan at February 2, 2007 was as follows: Mr. Beré (13,800); Mr. Bottorff (13,800); Ms. Bowles (13,800); Mr. Clayton (9,200); Mr. Dickson (13,800); Mr. Gee (13,800); Ms. Knuckles (13,800); Mr.  Purcell (13,800); Mr. Robbins (13,800); Mr. Thornburgh (4,600); and Mr. Wilds (13,800).  Dividend equivalents on the RSUs are credited to the director’s RSU account in accordance with the terms of the 1998 Stock Incentive Plan.

(5)

No compensation expense was recorded for fiscal 2006 for options awarded to directors under the 1998 Stock Incentive Plan because no options were granted to directors during fiscal 2006 and all previously awarded options had vested prior to fiscal 2006.  The number of stock options held by the directors under the 1998 Stock Incentive Plan at February 2, 2007 was as follows:  Mr. Beré (9,444); Mr. Bottorff (16,876); Ms. Bowles (12,780); Mr. Clayton (16,876); Mr. Dickson (16,876); Mr. Gee (15,938); Ms. Knuckles (11,150); Mr. Robbins (9,345); and Mr. Wilds (16,876).  The number of stock options held by the directors under the 1995 Outside Directors Stock Option

Plan at February 2, 2007 was as follows:  Mr. Bottorff (6,423); Mr. Clayton (12,280); Mr. Dickson (12,280); Ms. Knuckles (6,692); and Mr. Wilds (12,280).

(6)

We do not provide above market or preferential earnings on deferred compensation.

(7)

Mr. Beré became an employee on December 4, 2006 and received the following compensation related to his employment:

Name and Principal Position	Salary ($)	All Other Compensation ($)	Total ($)
David L. Beré, President and Chief Operating Officer	114,426	47,933	162,359

“All Other Compensation” includes $157 for premiums paid under our life insurance program; $2,917 for Dollar General’s match contributions to the Compensation Deferral Plan; $2,242 for the reimbursement of taxes related to relocation; and $42,617 which represents the incremental cost of providing certain perquisites, including $41,235 relating to relocation, as well as other amounts, which individually did not equal the greater of $25,000 or 10% of total perquisites, for sporting event tickets, a holiday gift of a Sony E-Reader, and golf charges in connection with our annual strategic planning meeting.

(8)

Mr. Clayton retired from our Board of Directors on May 31, 2006.

(9)

Represents the cost of a trip to a resort for Mr. Clayton and his spouse as a retirement gift upon Mr. Clayton’s retirement from our Board of Directors.

(10)

Mr. Thornburgh was appointed to our Board of Directors on July 24, 2006.

The Compensation Committee of our Board annually reviews and recommends to the Board the form and amount of director compensation. More detail regarding this process is included in “Compensation Discussion and Analysis” later in this report. In recommending director compensation, the Committee endeavors to fairly compensate directors for their time and effort and to align directors’ interests with the long-term interests of our shareholders by including some form of equity. Accordingly, we currently use a combination of cash and stock-based incentive compensation to attract and retain qualified Board candidates. Our directors also are subject to a minimum share ownership requirement. Within 3 years of joining the Board, each director is required to own at least 13,000 shares or share units of our common stock. Restricted stock units and stock options count towards these stock ownership requirements. A director who also is a Dollar General employee does not receive any separate compensation for Board service.

Cash Compensation.

We pay non-employee directors an annual cash retainer (payable in quarterly installments) and meeting attendance fees as set forth below. We also pay the following additional annual retainers (payable in quarterly installments) to each committee chairman and to the Presiding Director.

Annual Cash Retainer	Other Annual Retainers			In-Person Meeting Attendance Fees			Telephonic Meeting Attendance Fee
	Audit Committee Chairman	Other Committee Chairman	Presiding Director	Board Meeting	Audit Committee Meeting	Other Committee Meeting

$35,000	$20,000	$10,000	$15,000	$1,250	$1,500	$1,250	$625

Directors also receive reimbursement for certain fees and expenses incurred in connection with continuing education seminars and travel expenses related to Dollar General meeting attendance or Dollar General-requested appearances. Directors may travel on the Dollar General airplane for those purposes.

Equity Compensation. We annually grant, pursuant to our 1998 Stock Incentive Plan, 4,600 restricted stock units (“RSUs”) to each non-employee director.  We generally make this grant immediately following the annual shareholders’ meeting. However, any director who is appointed or elected to our Board after that shareholders’ meeting, but before January 1 of the following year, receives the grant upon his or her election or appointment, while any director who is elected or appointed to our Board after January 1 of that year, but before our next annual shareholders’ meeting, receives only the next scheduled annual grant. All current directors other than Messrs. Perdue and Thornburgh received the 2006 annual grant on May 31, 2006.  Mr. Thornburgh received his 2006 annual grant on July 24, 2006 upon his appointment to our Board. Mr. Clayton did not receive an annual grant for 2006 due to his retirement in May 2006.

We credit dividend equivalents to the director’s RSU account as additional RSUs in accordance with the terms of our 1998 Stock Incentive Plan whenever we declare a dividend other than a stock dividend on our common stock. Directors do not have voting rights with respect to RSUs until the underlying shares of common stock are issued.

RSUs generally vest one year after the grant date if the director is still serving on our Board. We do not, however, make payment on the vested units until the director has ceased to be a member of our Board.  We accelerate the vesting of the units upon termination of a director’s Board service due to death, disability or normal retirement or upon a change-in-control of Dollar General or in the discretion of our Compensation Committee upon a potential change-in-control.

Our Compensation Committee determines the form of payment for RSUs, which may be made in shares of our common stock, in cash or partly in cash and partly in stock. To date, all payments have been made in shares of our common stock and cash in lieu of fractional shares. With limited exceptions, the director may make an advance election to receive the payment either in one installment or in 10 or fewer annual installments and to receive the payment or begin the installments as soon as practicable after the director’s termination date, on the first day of the calendar month beginning more than 6 months after the termination date, or on the first anniversary of the termination date.

For purposes of our 1998 Stock Incentive Plan:

•

A disability is determined under the standards of our group long-term disability insurance plan as in effect from time to time. Under our current group plan, disability generally means a limitation from performing the material and substantial duties of the person’s regular occupation due to sickness or injury accompanied by a 20% or more loss in the person’s indexed monthly earnings due to the same sickness or injury.

•

Normal retirement means retirement from Dollar General on or after age 65.

•

A change-in-control generally is deemed to occur:

Ö

if any person (other than Dollar General or one of our employee benefit plans) acquires 35% or more of our voting securities (other than as a result of our issuance of securities in the ordinary course of business);

Ö

if a majority of our Board members at the beginning of any consecutive 2-year period are replaced within that period without the approval of at least 2/3 of our Board members who served as directors at the beginning of the period; or

Ö

upon the consummation of a merger, other business combination or sale of assets of, or cash tender or exchange offer or contested election with respect to, Dollar General if less than a majority of our voting securities are held after the transaction in the aggregate by holders of our securities immediately prior to the transaction.

•

A “potential change-in-control” generally is deemed to occur:

Ö

If our shareholders approve an agreement which, if consummated, would result in a change-in-control, as described above; or

Ö

If any person (other than Dollar General or any of our employee benefit plans) acquires 5% or more of our voting securities (other than as a result of our issuance of securities in the ordinary course of business).

Prior to June 2, 2003, we also annually granted non-qualified stock options to our non-employee directors under certain stock incentive plans. All of those options have since fully vested.

Deferred Compensation Program for Non-Employee Directors. Non-employee directors may defer up to 100% of eligible compensation paid by us to them pursuant to a voluntary nonqualified compensation deferral plan known as the Deferred Compensation Plan for Non-Employee Directors (“DDCP”).  Eligible compensation includes the annual retainer(s), meeting fees, and any per diem compensation for special assignments earned by a director for service to the Board or one of its committees.  We credit the deferred compensation to a liability account, which is then invested at the director’s option in one or more accounts that mirror the performance of funds selected by our Compensation Committee or its delegate (the “Mutual Fund Options”) or that mirrors the performance of our common stock (the “Common Stock Option”).

We generally distribute the amounts deferred, at the director’s option, in a lump sum or in monthly installments over a 5, 10 or 15-year period, or a combination of both, at the time designated by the plan upon a director’s resignation or termination from the Board. However, we make the payment in a lump sum if the director’s account balance does not exceed $25,000 or if the director dies or becomes disabled. In addition, a director may request to receive an “unforeseeable emergency hardship” in-service lump sum distribution of amounts credited to his account in accordance with the plan’s terms.  All deferred compensation pursuant to the DDCP is immediately due and payable upon a change-in-control of Dollar General. For purposes of the DDCP, a change-in-control generally is deemed to occur in the same circumstances as those described under “Equity Compensation” above with respect to the 1998 Stock Incentive Plan. Effective January 1, 2005, account balances deemed to be invested in the Mutual Fund Options are payable in cash and account balances deemed to be invested in the Common Stock Option are payable in shares of our common stock and cash in lieu of fractional shares.  Prior to January 1, 2005, all account balances were payable in cash.  For more information regarding the DDCP, please see Note 9 of the consolidated financial statements in Item II, Part 8 above.

(b)

Executive Compensation.

Compensation Discussion and Analysis

Who oversees the compensation of Dollar General’s Named Executive Officers?

Throughout this document, we refer to the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2006, as well as the other individuals included in the Summary Compensation Table, as our “named executive officers” (or “NEOs”).  Our Board of Directors has a standing Compensation Committee which is responsible for, among other things, assisting the Board in discharging its responsibilities relating to the compensation of directors and executive officers (including the NEOs).  The Committee operates pursuant to a written Charter adopted by the Board, a current copy of which is available on the “Investing – Corporate Governance” portion of our web site located at www.dollargeneral.com and is available in print to any shareholder who requests it.

The Committee is responsible for recommending to the independent directors of our Board the compensation of our Chief Executive Officer.  The independent directors retain the sole authority to approve or ratify the CEO’s compensation.  The Committee has the authority to approve the compensation of all other executive officers (including all NEOs other than the CEO).

Who are the Committee members and how are they selected?

The Compensation Committee Charter provides that the Committee shall be composed of at least three directors, all of whom shall be independent directors (as defined in our Corporate Governance Principles).  Our Board of Directors appoints the Committee members considering the recommendation of the Nominating and Corporate Governance Committee.  In addition to being independent directors, our Corporate Governance Principles require that each Committee member be a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act and an “outside director” within the meaning of Section 162(m)(4)(C) of the Internal Revenue Code of 1986, as amended.

The current Committee members are Messrs. Bottorff, Dickson and Gee.  Mr. Beré served as a Committee member until he was elected to serve as our President and Chief Operating Officer on November 28, 2006, at which time he immediately resigned from all Board committees.  As part of a restructuring of all Board committee memberships, Mr. Bottorff replaced Mr. Gee as a member and Chairman of the Committee on November 27, 2006.  Mr. Gee was reappointed to serve as a member of the Committee on January 5, 2007 in order to fill the vacancy created by Mr. Beré’s resignation and to help provide continuity with the Committee’s prior work.

What are the Committee’s responsibilities?

As more fully described elsewhere in this document, the Compensation Committee Charter provides that the Committee shall have the following primary responsibilities:

•

To review and approve the goals and objectives relating to the CEO’s compensation;

•

To annually evaluate the CEO’s performance;

•

To recommend CEO and director compensation;

•

To oversee officer evaluations, recommend officer elections and approve executive officer compensation;

•

To oversee equity, incentive and other compensation and benefit plans;

•

To review and evaluate overall compensation philosophy; and

•

To prepare the annual Compensation Committee Report required to be included in the Form 10-K or proxy statement.

Does the Committee have the ability to delegate any of its authority or responsibilities to other persons?

Pursuant to the Compensation Committee Charter, the Committee may delegate any of its responsibilities to one or more subcommittees as the Committee deems appropriate.  During fiscal 2006, the Committee did not delegate any of its responsibilities to a subcommittee.

The Compensation Committee Charter also delegates named fiduciary responsibility and responsibility for day-to-day administration of certain of our benefits programs and plans to our Benefits Administration Committee, or BAC, which is composed of certain of our management-level employees.  The BAC has the authority to make certain limited amendments, modifications or supplements to our benefit plans, trusts and related documents.  The Board has adopted a Charter to govern the BAC, and the members of the BAC are appointed and removed by the Committee.  The BAC reports directly to the Committee at least annually.

The Compensation Committee Charter also authorizes the Committee to delegate authority over the grant of equity awards to our CEO as authorized by the terms of our stock incentive plans.  Our 1998 Stock Incentive Plan provides that the Committee can delegate authority to the CEO, or to a committee composed of executive officers, to grant, on behalf of the Committee, non-qualified stock options exercisable at fair market value on the date of grant, subject to any guidelines as the Committee may determine from time to time.  The 1998 Stock Incentive Plan provides, however, that:

•

options may only be granted pursuant to this delegated authority for the purposes specified by the Committee, which may include attracting new employees, awarding outstanding performance, or retaining employees;

•

the Committee shall specify the maximum number of shares that may be granted for purposes of attracting any single new employee at any specified level and the maximum number that may be granted to any other employee for any other purpose; and

•

a report of each grant of an option pursuant to this delegated authority shall be presented to the Committee at the first Committee meeting following the grant.

During fiscal 2006, the Committee did not delegate this authority to the CEO and all equity awards were granted solely by the Committee (except with respect to awards to the CEO, which were granted or ratified by the independent directors upon the Committee’s recommendation).

Does the Committee have the authority to engage outside advisors?

Pursuant to the Compensation Committee Charter, the Committee has the sole authority to select, retain and terminate any consulting firm engaged to assist in the evaluation of director, CEO or other executive officer compensation, and to approve that firm’s fees and other retention terms.  The Committee also has the authority to conduct or authorize studies and investigations into any matters within the scope of its responsibilities, and to retain outside legal or other advisors to assist in the conduct of those studies or investigations or for any other reason as the Committee determines to be necessary or advisable. The Committee’s selection and use of outside advisors is discussed in more detail below.

How often does the Committee meet?

The Committee generally meets in connection with each of the Board’s regularly-scheduled meetings and at any additional times as it determines to be necessary or appropriate, but not less than 4 times per year.  The Committee met 9 times during fiscal 2006.

The Committee is given the opportunity (if it so desires) at each regularly scheduled meeting to meet in private session without the presence of management.  In addition, the Committee is given the opportunity (if it so desires) at each quarterly meeting and at any other relevant meeting to meet in separate private sessions with each of the compensation consultant, the EVP of Human Resources and the General Counsel.

What are the philosophy and objectives of Dollar General’s compensation programs for its NEOs?

The goals of our executive compensation strategy are to attract, retain and motivate persons with superior ability, to reward outstanding performance, and to align the long-term interests of our officers with those of our shareholders. Our material compensation principles applicable to NEOs include the following:

•

Generally, total compensation should be targeted at the median total compensation of comparable positions at peer companies.  However, because comparisons occasionally can be difficult due to the unique job description of some of our officers and the unique niche we play in the retail sector, the Committee may fairly account for distinct circumstances not reflected in the market data. In addition, competition for new talent may require total compensation, or any component of total compensation, to exceed the median.

•

Base salary should be reflective of the responsibilities of the position, the experience and contributions of the individual and the salaries for comparable positions in the competitive marketplace. The base salaries of our NEOs are subject to minimums set forth in their employment agreements.

•

Compensation arrangements shall emphasize pay for performance and encourage retention of those officers who enhance our performance.

•

Compensation arrangements shall promote ownership of our common stock to align the interests of management and shareholders.

•

Compensation arrangements shall maintain an appropriate balance between base salary and long-term and annual incentive compensation.

•

In approving compensation, the recent compensation history of the officer, including special or unusual compensation payments, shall be taken into consideration.

•

Cash incentive compensation plans for officers shall link pay to achievement of financial goals set in advance by the Committee. Awards of incentive bonuses generally should be based on achieving corporate goals and on a subjective evaluation of the contributions of individual executives to the achievement of our business goals.

The Committee re-evaluates its compensation philosophy and principles at least annually, typically several months in advance of the annual executive compensation review.

Does the Committee use compensation consultants in determining or recommending the amount or form of executive and director compensation?

The Committee believes that it is important to have the most timely, accurate and insightful compensation advice and information that is available from independent sources.  These sources may include Committee members’ experiences in an executive role with other organizations, presentations by compensation consultants to other compensation committees on which Committee members may serve, information contained in professional literature regarding compensation-related topics, and various other sources that Committee members may encounter. The Committee uses these independent sources to provide a frame of reference within which it can evaluate, in an informed manner, the advice given and recommendations made to the Committee in connection with our specific compensation decisions.

In April 2004, the Committee selected Hewitt Associates as its compensation consultant.   Hewitt, which was selected by the Committee after a thorough Committee-led interview process that included other professional compensation consultants, reports directly to the Committee and has the authority and the ability to contact Committee members directly. Committee members also may contact Hewitt directly at any time, and the Committee has the opportunity at each regularly scheduled Committee meeting to meet in private session with Hewitt.

Hewitt also provides consulting services to our human resources group, both with respect to the work our management does in connection with NEO and director compensation (as described in greater detail below under “Does management determine or recommend the amount or form of executive or director compensation?”) and in general employee compensation and benefits matters.  Neither the Committee nor Hewitt believes that providing these services undermines in any way the independence of the advice or information provided to the Committee.

In fiscal 2006, the Committee approved a written letter of agreement with Hewitt.  This agreement describes the general terms of Hewitt’s working relationship with management and the Committee. In particular, Hewitt performs executive compensation services as requested from time to time by management or the Committee.  The agreement sets forth a wide range of potential work that Hewitt may be requested to perform, including competitive market pay analysis, support with regard to relevant legal, regulatory and/or accounting considerations impacting compensation programs, assistance with market data, trends, and competitive practices, preparation for and attendance at selected management, Committee or Board meetings and other miscellaneous work as requested.

Does the Committee use market benchmarking data in connection with its decisions regarding NEO compensation?

Our compensation philosophy recognizes the need to pay compensation that is competitive with the external talent market for senior executives in order to attract and retain NEOs who we believe will enhance our overall long-term business results. The Committee relies heavily on Hewitt Associates to analyze and present this market benchmarking information.

The Committee has determined that the primary talent market for NEO positions is retail companies with revenues similar to ours.  The Committee directs Hewitt to provide compensation data on all elements of compensation and on total compensation from its proprietary salary survey database as well as from the proxy statements of a group of 25 selected retail companies that meet this approximate revenue criteria.  We refer to this combined group throughout this CD&A as the market comparator group.  These companies are believed to compete with Dollar General for NEO level talent and have executive positions that are similar in breadth, complexity and scope of responsibility to those of our NEOs.  The companies included in this market comparator group in 2006 are AutoZone, Barnes & Noble, BJ’s Wholesale Club, Circuit City, Dillard’s, Family Dollar, Foot Locker, Kohl’s, Limited Brands, Long Drug Stores, Nordstrom, OfficeMax, Office Depot, RadioShack, Staples, TJX Companies, J.C. Penney, The Gap, Federated Department Stores, Blockbuster, Big Lots, Ross Stores, PetSmart, Retail Ventures and Payless ShoeSource.  The list of companies in the market comparator group is reviewed each year by the Committee and changes are made as appropriate.

The Committee also asks Hewitt to provide information from all other general industry companies for certain positions that are less specific to the retail industry and to serve as additional reference points in assessing the appropriateness of the compensation levels of all NEO level positions.

The market comparator group does not include all of the companies that are included in the S&P 500 General Merchandise Store Index because the Committee believes that many of these companies are too large or too small to provide an appropriate comparison and that it is more appropriate to compare compensation of our NEOs with that of executives in companies that are more comparable in size in terms of revenue.

Does the Committee provide Employment Contracts to NEOs?

The Committee authorized an employment contract with Mr. Perdue upon his hire in April 2003.  Thereafter, beginning in 2004, the Committee began offering employment contracts to all officers including the other NEOs.  The Committee took this action because it believed, based on benchmarking data, it was a common protection offered to NEOs at other comparable companies, and because contracts were needed to lock-in members of a new management team to execute changes necessary to meet strategic objectives.  The Committee also wanted to give standard protections to the NEOs as well as to Dollar General from a competitive standpoint should the NEO decide to leave our employ.  The Committee approved revisions to these employment contracts for all NEOs (other than the CEO) in April of 2006 as follows:

•

Contract term changed to 3 years instead of 2 years per common competitive practice.

•

In addition to other severance payments and benefits, an additional lump sum payment in an amount equal to 2 times the annual employer contribution to participation in our medical, dental and vision benefits programs.

•

In addition to other severance, if any payments or benefits in connection with a change-in-control would be subject to excise tax under federal income tax rules, we have agreed to pay an additional amount to the NEO to cover the excise tax and any resulting taxes.  However, if after receiving this payment, the NEO's after-tax benefit is not at least $25,000 more than it would be without this payment, then it will not be made and the severance and other benefits due will be reduced so that an excise tax is not incurred.

•

Change-in-control triggers revised to be more consistent with the stock plan triggers and to remove the exclusion from the change-in-control provisions ownership or acquisitions of our securities by Cal Turner, Jr., James Stephen Turner, members of their family or certain of their affiliates or associates.

•

Addition of Target, K-Mart, Walgreen’s, Rite Aid and CVS to the list of named companies in the list of competitors for purposes of the non-compete provisions.

The Committee also approved certain revisions to Mr. Perdue’s contract in September 2006 as described below under “What are the Terms of the Extension of Mr. Perdue’s Contract?”

Where does the Committee target NEO compensation relative to the competitive market?

The Committee believes that the median of the competitive market is the appropriate target for an NEO’s total compensation.  However, the target for each of the components of compensation relative to the competitive market varies.

In determining each NEO’s specific compensation, the Committee starts with the competitive median.  The Committee then considers any unique job responsibilities of any of our NEOs, the importance of that role to Dollar General, and our specialized niche in the retail sector.  The Committee, working with Hewitt, tries to fairly account for these unique circumstances not reflected in the market benchmarking data.

The Committee then adjusts that compensation element upward or downward based on a variety of factors, including the NEO’s prior experience, length of service, compensation history and performance, and the relation of the NEO’s compensation to other executives and NEOs.  Further, competition for talent of a specific NEO position may occasionally require total compensation, or any component of total compensation, to vary from the target.

Does management determine or recommend the amount or form of executive or director compensation?

As discussed above, the Committee retains sole authority to determine executive officer compensation (other than the CEO’s compensation which is approved by the independent directors of the Board upon the Committee’s recommendation).  The Committee also recommends director compensation to the Board.  The Committee does, however, generally request that management assist Hewitt Associates in gathering and preliminarily analyzing relevant competitive data and identifying and preliminarily evaluating various compensation alternatives.  The Committee also requests that management provide various coordination and administrative services, such as preparing the agenda, scheduling the meetings and distributing meeting materials.  In addition, the EVP of Human Resources normally meets with the Committee chairperson prior to each meeting to discuss the agenda and meeting materials.

The EVP and VP of Human Resources regularly attend and participate in the Committee meetings and the CEO attends part of most meetings.  Other Dollar General employees also may attend these meetings, typically to make a special presentation, record the meeting minutes or provide advice regarding legal requirements or implications.  None of these officers or employees attend the Committee’s private sessions or the Committee’s private session with Hewitt (unless the Committee requests a joint private session with Hewitt and select members of management).

The CEO participates fully with the Committee in assessing the performance of the executive officers and in making recommendations on the level of compensation for each pay component.  However, the CEO is not present for any discussions concerning his own compensation.

While the Committee welcomes and values the input of Dollar General employees, all decisions are made exclusively by the Committee members and with the sole goal of managing executive officer and director compensation in the best interests of Dollar General and our shareholders.

What are the elements of NEO compensation and why does the Committee choose to pay them?

We provide compensation in the form of base salary, short-term incentives, long-term incentives, benefits and perquisites.  As described in more detail below, the Committee believes that each of these elements is a necessary component of an NEO’s overall compensation package and are consistent components of compensation programs at competing companies.  The Committee reviews base salary, short-term incentives, and long-term incentives at least annually and other elements periodically when material changes are considered.  These reviews include evaluating the relationship of each element to the competitive market, the appropriate mix of each element in determining total compensation and the role of each element in addressing the principles and philosophy described above.

How is base salary determined?

In general, the Committee believes that base salary assists in fulfilling the recruiting and retention functions of our compensation principles by reflecting the responsibilities of the position, the experience and contribution of the individual, and the salaries for comparable positions in the competitive marketplace.  The Committee believes that we would be unable to attract or retain quality NEOs in the absence of competitive base salary.  For this reason, base salary constitutes a significant portion of an NEO’s total compensation.  The base salary element also assists in fulfilling the pay for performance role of our compensation philosophy because NEOs are not eligible for any base salary increase or annual incentive payment unless they perform satisfactorily against their previously established individual performance goals.

In determining each NEO’s base salary, the Committee reviews the benchmarking data provided by Hewitt, as described above, to determine comparable salaries for the position in the market.  The Committee assesses the comparability of the duties and responsibilities of the position to those of the market positions and may adjust the median compensation value of the benchmark position up or down accordingly.  The Committee then reviews the NEO’s experience level and performance, the relationship of the NEO’s salary to that of the other NEOs, and any other appropriate factor, such as when the NEO was hired or promoted and the relationship of the NEO’s salary to that of the other NEOs and executives.  The Summary Compensation Table contained in this report shows the amount of base salary earned by each NEO in fiscal 2006.

How were NEO base salary adjustments determined in fiscal 2006?

Individual performance goals are established each year for the CEO by the Committee and for the other NEOs by the CEO.  In fiscal 2006, individual goals were based on the areas of our business for which the NEO was responsible, as well as overarching Dollar General goals and initiatives, including measures regarding Dollar General growth (revenue, total sales, same store sales, new stores, etc.), market share, merchandising and marketing strategies, shrink improvement, inventory management, distribution and capacity management, new concept development, leadership development, succession planning, diversity, employee benefits, turnover reduction and retention strategies, workplace improvements, customer satisfaction, technology improvements, internal controls, legal and regulatory compliance, and expense control.

For each NEO, the Committee approved the following base salary adjustments during fiscal 2006:

•

Chairman and Chief Executive Officer, David A. Perdue:  (see separate CEO compensation section below).

•

Executive Vice President and Chief Financial Officer, David M. Tehle:  The Committee reviewed with Mr. Perdue the objectives for Mr. Tehle, which included driving analysis and financial disciplines in the organization to drive value for the business.  The Committee was satisfied with Mr. Perdue’s evaluation of Mr. Tehle’s performance, deeming his performance to be satisfactory against his previously established goals and strategic initiatives, and, in accordance with base salary and short-term incentive policies, Mr. Tehle was eligible in 2006 for both a base salary increase and participation in the short-term incentive plan to the extent that we achieved our financial goals.  However, Mr. Tehle did not receive a base salary increase in 2006 because the Committee had recently granted him a significant base salary increase of 22.1% effective December 2005, raising his base salary from $475,000 to $580,000.  That increase resulted from a review of all NEO compensation which occurred in conjunction with the hiring of a new NEO.  It was determined that Mr. Tehle’s salary was low in relation to the salary of the new NEO, given Mr. Tehle’s role and impact on the organization.  The December 2005 salary increase was one of two special increases granted to NEOs in 2005 resulting from the special compensation review (the other was to Kathleen R. Guion, discussed below).

•

Division President, Store Operations and Store Development, Kathleen R. Guion:  The Committee reviewed with Mr. Perdue the objectives for Ms. Guion, which included driving results in store operations and store development, including the implementation of the major “EZstore” corporate initiative.  The Committee was satisfied with Mr. Perdue’s evaluation of Ms. Guion’s performance, deeming her performance to be satisfactory against her previously established goals and strategic initiatives, and, in accordance with base salary and short-term incentive policies, Ms. Guion was eligible in 2006 for both a salary increase and participation in the short-term incentive plan to the extent that we achieved our financial goals.  However, Ms. Guion did not receive a base salary increase in 2006 because the Committee had recently granted her a significant base salary increase of 17.6% effective December 2005, raising her base salary from $425,000 to $500,000 for the same reasons noted above with respect to Mr. Tehle’s base salary increase.

•

Division President, Merchandising, Marketing & Supply Chain, Beryl J. Buley:  Mr. Buley was hired on December 1, 2005, and therefore was not considered for a base salary increase in 2006.

•

Executive Vice President, Human Resources, Challis M. Lowe:  The Committee reviewed with Mr. Perdue the objectives for Ms. Lowe, which included recruiting a significant number of new executives and driving more analytical rigor in the human resources group in its support of the Committee.  The Committee was satisfied with Mr. Perdue’s evaluation of Ms. Lowe’s performance, deeming her performance to be satisfactory against her previously established goals and strategic initiatives and, in accordance with base salary and short-term incentive policies, Ms. Lowe was eligible in 2006 for both a base salary increase and participation in the short-term incentive plan to the extent that we achieved our financial goals.  The Committee awarded Ms. Lowe a 9.3% base salary increase, raising her base salary from $375,000 to $410,000 effective April 1, 2006.  The Committee made this decision as part of the normal merit review process primarily based on a review of her performance versus previously established goals and her impact on the organization.  The Committee also noted that the base salary increase better aligned her salary with other NEOs and the competitive market for her position.

How does the short-term incentive plan work?

Our short-term incentive plan, called Teamshare, was established under the shareholder-approved Annual Incentive Plan.  Payouts are designed to be deductible under Section 162(m) of the Internal Revenue Code.

The Committee believes the Teamshare plan serves to motivate NEOs and all participants to achieve certain financial goals that are established by the Committee at the start of the fiscal year.  As with base salary increases discussed above, our NEOs are not eligible to receive a Teamshare payout unless they perform satisfactorily against their individual performance goals, even if our financial goals are attained.  Accordingly, the Teamshare plan fulfills an important part of our pay for performance philosophy, while at the same time aligning the interests of our NEOs with those of our shareholders. It also provides compensation opportunities for our NEOs that are consistent with the compensation opportunities prevalent in the market comparator group and general industry, thus helping to meet the recruiting and retention objectives of our compensation philosophy discussed above.

Teamshare authorizes the payment of cash bonuses based on our actual performance measured against established business and/or financial performance measures. Within 90 days of the start of each fiscal year, the Committee determines the employees who will be participants in Teamshare and the performance goal or goals applicable to each chosen performance measure, the relative weight of each performance measure if more than one is selected, and each participant’s target bonus percentage. No participant can receive a bonus under the plan in excess of $2.5 million for any fiscal year.

Generally at its March Committee meeting, the Committee determines whether and to what extent the performance goals have been satisfied for the prior year.  No bonus can be paid under the plan unless and until the Committee certifies in writing that the previously established performance goals have been satisfied. The Committee may reduce or eliminate any bonus in its discretion despite achievement of the performance goal or goals, but the Committee may not increase the amount of bonus payable to an NEO under Teamshare. The plan does not limit the

Committee’s ability to make discretionary payments or awards to employees (including NEOs) under any other plan or arrangement.

For fiscal 2006, the Committee selected net income as the sole performance measure for determining payouts under the plan.  The Committee selected this performance measure for 2006 because it believed that net income directly reflected several important business results, such as performance against sales, margin and expense targets and indirectly measures asset (or inventory level) controls.  Also, many of the companies in our market comparator group use net income as one of their measures of performance for bonus determinations.

The net income result needed to achieve a Teamshare target payout was set to equal our annual financial objective as approved by the Board of Directors.  Typically, once the target has been set, threshold and maximum performance levels are then set per competitive benchmarking data at approximately 90% and 110% of the financial target, respectively.  However for 2006, the Committee established the threshold performance level at $1 greater than the previous year’s actual net income result, or approximately 93% of target net income, and the maximum performance level at 110% of the 2006 net income target.  The threshold was set so that a Teamshare bonus would not be earned unless our 2006 net income performance was at least equal to our 2005 net income performance.

The Committee determines the amount of each NEO’s Teamshare payout target based on benchmarking information provided by Hewitt regarding competitive target incentives of comparable positions in the market comparator group and general industry. The Committee also sets the amounts of the threshold and maximum payout levels for performances below and above the target levels respectively, with payouts prorated between threshold and maximum levels in relation to net income results.

At the March 2006 Committee meeting, Hewitt advised that the typical payout structure used in the market comparator group and general industry is to set the target payout percentage at twice that of the threshold payout percentage and the maximum payout percentage at twice that of the target.  In order to adopt this more typical and competitive structure, the Committee set the maximum potential payout levels for NEOs other than the CEO (see below) at 130% of base salary for the 2006 fiscal year as opposed to 100% of base salary used in 2005.  As a result, the Teamshare payout range for the NEOs other than the CEO (see below) was set at 32.5% of base salary (threshold), 65% of base salary (target), and 130% of base salary (maximum).

Hewitt also advised at this meeting that the prior year’s Teamshare target payout level of 80% of base salary for the CEO was low in relation to the market comparator group and general industry and that a target payout level of 100% of base salary was more typical.  As a result, the Committee recommended, and the independent directors approved, setting the CEO’s Teamshare target payout level at 100% of base salary, threshold payout level at 50% of base salary and the maximum payout level at 200% of base salary.

What short-term incentives were awarded to the NEOs in fiscal 2006?

For fiscal 2006, eligibility to receive a payout under Teamshare was determined based on the following objective and subjective criteria: (a) the individual’s achievement of a satisfactory performance rating when evaluated against his or her annually established performance objectives; and (b) our achievement of net income goals established by the Committee at the beginning of fiscal 2006.

As discussed above, the fiscal 2006 performance of each NEO was determined to be satisfactory, qualifying each NEO for a Teamshare payout, subject to the achievement of fiscal 2006 net income goals.

Based on performance with respect to our net income goal, each NEO could be eligible to receive the following Teamshare awards:  (a) if we reached the “threshold” net income goal of $350,154,733, which was considered by the Committee to be challenging, then 32.5% (50% for the CEO) of salary was to be awarded; (b) if we reached the “target” net income goal of $376,895,000, which was tied to Dollar General’s financial target, then 65% (100% for the CEO) of salary was to be awarded; and (c) if we reached the “maximum” net income goal of $414,584,500, which was considered by the Committee to be extremely difficult, then 130% (200% for the CEO) of salary was to be awarded. The percentage of salary awarded for net income performance falling between the “threshold” and “target” and the “target” and “maximum” goals was to be based on a graduated scale commensurate with net income results.

Because we did not meet our fiscal 2006 net income threshold goal, NEOs did not receive payouts under our Teamshare plan.  However, over the course of the year it became clear that the Teamshare net income goal was no longer a relevant measure of management’s success because of the impact of the critical strategic initiatives begun during the year. These initiatives included changes to our merchandising markdown strategy; changes to the real estate site selection strategy resulting in slowing the growth in store openings in favor of improved site quality; changing sourcing and packaway strategies; and closing a significant number of stores in under-performing locations.

After extensive discussion and analysis, and with the agreement of the full Board of Directors, the Committee determined that a discretionary bonus payout should be authorized outside of the annual Teamshare bonus plan.  This discretionary bonus was made to recognize the significant restructuring and strategic efforts made by employees over the course of the year.  The Committee believes that this action was necessary to align the fiscal 2006 short-term performance incentive more closely to the revitalization strategy, to reward critical employees for their accomplishments towards implementation of that revised strategy, and to motivate and retain the NEOs and employees who are integral to the strategy’s continued successful execution.

After determining that a discretionary bonus should be made to substantially all employees who would otherwise have been eligible to participate in Teamshare, the Committee decided to award each NEO, except the CEO (see “How was the Compensation for the CEO, David A. Perdue, Determined?”) a 2006 discretionary bonus amount equal to the threshold amount that would have been paid under the Teamshare plan. These amounts are reflected in the “Bonus” column of the Summary Compensation Table set forth in this document.

The Committee also decided to re-evaluate the use of net income as the sole performance measure for 2007.  The Committee planned to consider additional measures used by our competitor companies and which can be tied to accomplishing the milestones in the strategic initiatives that are underway.  However, before this decision could be made, we announced our pending acquisition by KKR and agreed to consult with KKR on significant changes to certain of our normal business practices.  KKR requested, and the Committee agreed, to adopt earnings before interest, taxes, depreciation and amortization (EBITDA) as the sole performance measure for the 2007 Teamshare plan. The actual threshold, target and maximum amounts are to be set in consultation with KKR before the end of April 2007.

How does the long-term incentive program work?

The Committee believes that long-term incentives are a critical part of the overall compensation package, motivating executives to focus on achieving success for shareholders over the long-term. These incentives thus assist in achieving a balance between short-term and long-term goals and in aligning our NEOs’ interests with those of our shareholders.  Our long-term incentives are delivered in the form of equity grants and are structured in such a way as to recognize increases or decreases in the stock price.  The Committee targets a certain economic value to be delivered through the long-term incentives, but the NEO only realizes that targeted value if our stock price increases. Lesser increases or no increase in stock price will result in the NEOs receiving less than targeted value, while greater stock price increases will result in the NEOs receiving above target value. Long-term incentives are also included in most compensation packages of the market comparator group as well as most other general industry companies, furthering our program’s recruiting and retention objectives.

The Committee relies on the competitive compensation information from the market comparator group provided by Hewitt Associates.  This competitive information is used to establish long-term incentive target dollar amounts for each NEO position.  The Committee, with Hewitt’s assistance, then determines the form in which the long-term compensation value should be delivered.

The Committee typically grants stock options and in some cases RSUs annually to all eligible employees including the NEOs at its March meeting. At this meeting, the Committee also reviews compensation benchmarking and other relevant information and evaluates the performance of our NEOs. It is our practice to establish the exercise price of options as the closing market price on the date of the grant.  We typically release our annual earnings and other financial results shortly after this meeting.  However, the grants are made prior to that release for the reasons stated above, regardless of whether the earnings release will be favorable or unfavorable. In accordance with our usual practice, the fiscal 2007 annual equity grants to eligible employees were made at the March Committee meeting, except for grants to officers at the level of Executive Vice President or above which were made several days following that meeting after receiving the input and approval of KKR per the terms of the merger agreement.

In addition to the annual equity grant to eligible employees, the Committee currently approves inducement option and RSU grants to new employees generally at the level of Vice President or above.  Those grants are made at the first Committee meeting following the officer’s start date per the terms of the officer’s employment agreement. In these cases also, it is our practice to establish the exercise price of options as the closing market price on the grant date.

Pursuant to the merger agreement referenced above in Part I, Item 1 “Business”, at the effective time of the merger, each outstanding share of common stock of Dollar General, other than any shares held by any wholly owned subsidiary of Dollar General and any shares owned by Parent or Merger Sub or held by Dollar General, will be cancelled and converted into the right to receive $22.00 in cash, without interest.  In addition, immediately prior to the effective time of the merger, all shares of Dollar General restricted stock and RSUs will, unless otherwise agreed by the holder and Parent, vest and be converted into the right to receive the merger consideration of $22.00 per share of Dollar General common stock. All options to acquire shares of Dollar General common stock will vest immediately prior to the effective time of the merger and holders of such options will, unless otherwise agreed by the holder and Parent, be entitled to receive an amount in cash equal to the excess, if any, of the merger consideration of $22.00 per share of Dollar General common stock over the exercise price per share of Dollar General common stock subject to the option.

What long-term incentives were awarded to NEOs in fiscal 2006?

As a result of the competitive data provided by Hewitt in fiscal 2006 and in the past, the Committee has been aware that our prior long-term incentive economic values have been well below those of the competitive market.  While considering what long-term incentive awards to grant in fiscal 2006, the Committee decided that these values should be increased to be closer to the market in order to help retain our NEOs, many of whom are relatively new.

In considering ways to increase these values, the Committee considered granting performance-based RSUs in addition to the time-vested stock options and RSUs which have recently comprised the long-term component of NEO compensation.  After studying this approach, however, the Committee decided not to incorporate performance-based RSUs into the 2006 long-term incentive component due to the difficulty inherent in setting goals three years into the future for a company undergoing transformation and implementing significant strategic change.  In making this decision, the Committee was able to draw upon its specific observations of other companies that implemented performance-based plans and the resulting demotivating impact caused by goals set three years into the future that could not be adjusted to recognize significant changes in the business or in the external environment without losing the tax deductibility of the incentive payments.

At its March 2006 meeting, the Committee instead decided to increase the long-term compensation value for NEOs by approximately 20-25% by increasing the economic value delivered by time-vested stock options and RSUs. Even with this increase in value, long-term compensation for our NEOs continues to be below the comparative market median.

At the same time, the Committee also decided to change the allocation from the previous 80%/20% (stock options/RSUs) to 70%/30% (stock options/RSUs), which, according to Hewitt, more closely aligns with market practice.

The actual grant date fair value of the 2006 stock option and RSU awards and the number of options and shares awarded during 2006 to NEOs, are presented in the Grants of Plan-Based Awards Table set forth in this report.

At its January 2007 meeting, the Committee decided to further adjust the relationship of options and RSUs to reflect a 50%/50% allocation of the economic value for long-term incentive grants made in fiscal 2007.  This decision was based in part on the limited availability of shares for use as options under the current shareholder-approved option program and in part to position us for transitioning to a new compensation strategy that will be more effective in retaining key employees.

What benefits and perquisites are available to NEOs?

We provide benefits and limited perquisites to NEOs for retention and recruiting purposes, to promote tax efficiency for the NEOs, and to replace benefit opportunities lost due to regulatory limits. We also provide NEOs with these benefits and perquisites as additional forms of compensation that are believed to be consistent and competitive with benefits and perquisites provided to similar positions in the market comparator group and general industry.  The Committee believes these benefits and perquisites are consistent with the compensation objectives described above as they help to attract and retain NEOs.

In addition to certain benefits offered to NEOs on the same terms that are offered to the salaried employee population (such as our 401(k) match and health and welfare plans), we provide NEOs the benefits and perquisites specified below.

We offer to certain key employees (including our NEOs except our CEO), the Compensation Deferral Plan (the “CDP”) and the defined contribution Supplemental Executive Retirement Plan (the “SERP” and together with the CDP, the “CDP/SERP Plan”).  Our CEO, Mr. Perdue, is eligible to participate in the CDP but not the SERP.  We discuss in detail the CDP/SERP Plan after the Nonqualified Deferred Compensation Table set forth in this report.

We provide each NEO with a life insurance benefit equal to 2.5 times his or her base salary to a maximum of $3,000,000.  We pay the premiums and gross up the NEO’s income to pay the tax cost of this benefit.  We also provide NEOs with a disability insurance benefit that provides income replacement of 60% of base salary to a maximum monthly benefit of $20,000 ($25,000 for the CEO).  We pay the cost of this benefit and gross up the NEO’s income to pay the tax cost of this benefit to the extent necessary to replace benefit level caps in the group plan applicable to all salaried employees.

Further, we provide each NEO with a choice of either a leased automobile or a fixed monthly automobile allowance.  All of the NEOs except Ms. Lowe chose the automobile allowance option.  Under the leased option, we provided Ms. Lowe with a company-leased automobile, and paid for her gasoline, repairs, service, and insurance and provided a gross-up payment to pay the tax cost of the imputed income.  The incremental costs we incurred related to these benefits in fiscal 2006 are reported in the “All Other Compensation” column of the Summary Compensation Table set forth in this report.

We also provide a relocation assistance program to NEOs similar to that offered to certain other employees.  The significant differences from the relocation assistance provided to other employees are as follows:

•

We provide a pre-move allowance of 5% of the NEO’s annual base salary (we cap this allowance at $5,000 for other employees);

•

We provide home sale assistance by offering to purchase the NEO’s prior home at an independently determined appraised value in the event the prior home is not sold to an outside buyer (we do not offer this service to other employees); and

•

We reimburse NEOs for all reasonable and customary home purchase closing costs (we limit our reimbursement to other employees to 2% of the purchase price to a maximum of $2,000).

Mr. Buley’s relocation to Tennessee was completed in fiscal 2006 and the costs we incurred are reported in the “All Other Compensation” column of the Summary Compensation Table set forth in this report.

As an exception to the normal NEO relocation benefit, the Committee approved a one-time payment, which was subsequently grossed up to pay the tax cost of the benefit, to Ms. Lowe for miscellaneous expenses she incurred in her relocation to Tennessee.  These expenses were in lieu of normal home sale assistance and personal goods shipping costs that Ms. Lowe did not incur in her relocation.  The Committee believes that, based on the experience of moving other executives, had Ms. Lowe incurred these normal relocation costs, they would have been significantly in excess of this exception payment.  The amount of the costs we incurred and gross up are reported in the “All Other Compensation” column of the Summary Compensation Table set forth in this report.

The Committee also approved an exception payment to Ms. Guion to gross up the tax cost of relocation expenses she incurred that could not be deducted from her 2006 tax return, since her move to Tennessee did not occur until after the period in which these expenses could have been deducted.  The amount of the costs we incurred and the gross up payment is reported in the “All Other Compensation” column of the Summary Compensation Table set forth in this report.

We also provide to each NEO other minor perquisites such as the opportunity to take an annual physical exam at our expense of up to $1,000, occasional tickets to certain sporting or other entertainment events, a holiday gift, and golf or spa events in connection with our annual strategic planning meeting. In addition, we believe that our officers’ participation on non-profit boards and in community events serves as a positive reflection upon Dollar General and a great example of corporate leadership. Therefore, we support nonprofit organizations for which our officers actively serve as a board or committee member with a maximum total contribution for all charities for which they serve to equal no more than $5,000.

How was the compensation for the CEO, David A. Perdue, determined?

Mr. Perdue’s compensation is determined by the independent directors of the Board of Directors considering the recommendations of the Committee.  These recommendations are based upon a number of factors, including benchmarking data provided by Hewitt, the current compensation and compensation history of Mr. Perdue compared against those benchmarks and the achievement of financial and non-financial measures set by the Committee as goals for Mr. Perdue’s performance at the beginning of the year. The results of the Committee’s evaluation of Mr. Perdue’s performance against those previously established goals determine Mr. Perdue’s eligibility for changes in base salary and Teamshare payout.  As with the other NEOs, Mr. Perdue’s compensation reflects an emphasis on achieving both short and long-term performance results.  A substantial portion of his compensation is tied directly to our overall financial performance as well as to non-financial measures, including those derived from our mission statement.

In March 2006, the Committee reviewed Mr. Perdue’s performance against his previously established performance goals for fiscal 2005 in order to determine whether he was eligible for a base salary increase.  Those previously established goals included measures relating to improvements in certain financial metrics (earnings per share, total sales growth, same store sales growth, operating margins, return on invested capital, free cash flow, inventory turns and return on assets), leadership development and succession, strategic planning, our growth, new concept development, distribution and capacity management, inventory management, shrink improvement, workplace improvements, turnover reduction and retention strategies, third party relationships (vendors, analysts, rating agencies, media), corporate governance and ethics, legal matters and internal controls.

The Committee determined that under Mr. Perdue’s leadership, Dollar General continued to remain true to each component of its mission of “Serving Others” as further discussed below.

In fiscal 2005, we served our customers by providing consumable basic merchandise at everyday low prices in a convenient place to shop. We continued to increase our efforts at finding products our customers need and making them available at competitive prices. We also continued to open stores that will be convenient for our customers in their neighborhoods or towns, opening 734 new stores (609 net), including 29 new Dollar General Market® stores.

Also in fiscal 2005, we served our shareholders by remaining committed to our 3-year strategic plan aimed at strengthening the organization, improving store operation consistency and revitalizing merchandising initiatives as well as other initiatives to improve the organization’s financial health.  During fiscal 2005, a number of key executives were hired or promoted into positions of leadership to strengthen the organization and provide leadership for accomplishing our strategic plan.  By the end of fiscal 2005, we were on the road to improving store operations, with nearly half of our stores operating as EZstores, using newly engineered processes to run more effectively and efficiently.  Also, the year ended with increases in both total sales and same store sales.  During fiscal 2005, we significantly reduced aged inventory surpassing plan expectations and leading to an increase in inventory turns over the prior year.  Total inventory per store was also down as a result of this initiative.  We generated approximately $350 million in net income and earnings per share of $1.08, and we opened an eighth distribution center in South Carolina and began construction on a ninth in Indiana.  Free cash flow also jumped dramatically from fiscal 2004 to fiscal 2005 and capital expenditures were lower than plan.

Finally, in fiscal 2005 under Mr. Perdue’s leadership, employees were served through our ongoing commitment to our values including the highest degree of integrity, providing opportunity for employee growth through the addition of more jobs (additional stores and distribution centers and related promotional opportunities) and specifically focusing on simplifying processes easing workloads in the store through EZstore.

The Committee was satisfied with Mr. Perdue’s performance against his previously established goals and strategic initiatives and his achievement of established fiscal 2005 financial measures. Therefore, in accordance with our base salary and short-term incentive policies, Mr. Perdue was eligible in fiscal 2006 for both a salary increase and participation in the Teamshare plan to the extent that we achieved our net income goals.

However, in anticipation of Mr. Perdue’s employment contract expiration on March 31, 2007, in light of the plan to update all officer contracts effective April 1, 2006, in recognition of his performance and in order to send Mr. Perdue a clear and early message of the Board’s intent to retain him, the Committee initiated discussions with Mr. Perdue concerning an early renewal or extension of his contract.  These discussions culminated in the Board’s September 18, 2006 approval of an extension of Mr. Perdue’s employment contract from March 31, 2007 to March 31, 2008. The details of the extended contract are described below in the section “What are the terms of the extension of Mr. Perdue’s employment contract?”

As a result of the decision to negotiate an extension of his employment contract, the Committee postponed a decision regarding Mr. Perdue’s base salary and long-term incentive compensation at the regular executive compensation review session in March 2006.  Rather, the Committee decided to include those decisions in the negotiation process relating to the contract extension discussed further below.

As described above, the net income performance level required to qualify for a minimum incentive payout was not met, and Mr. Perdue did not receive a Teamshare payout for fiscal 2006. The Committee considered whether Mr. Perdue should receive a discretionary bonus similar to the discretionary bonuses paid to other NEOs.  As part of its deliberations, the Committee gave particular weight to Mr. Perdue’s request that he not receive a discretionary bonus in 2006. Accordingly, the Committee recommended that Mr. Perdue not receive a discretionary bonus, and the independent directors of the Board concurred.

What additional benefits or perquisites are provided to the CEO?

Mr. Perdue is eligible for all of the same benefits and perquisites and on the same basis and in the same amounts as the other NEOs, except he is not eligible to participate in the SERP described above due to his participation in an individual defined benefit SERP.  Mr. Perdue’s SERP is a non-qualified, unfunded pension plan.  The SERP was provided to Mr. Perdue as part of his inducement package to join Dollar General in 2003 and was one of the components necessary at that time in attracting him as our CEO in accordance with our objective to attract persons with superior ability.  Certain information regarding Mr. Perdue’s SERP is reflected in the Pension Benefits Table set forth in this report, which is followed by a description of the terms of this SERP.

Effective January 25, 2006, the Board approved the establishment of a grantor trust to hold certain assets in connection with Mr. Perdue’s SERP.  The grantor trust provides for assets to be placed in the trust upon an actual or potential change-in-control (as defined in the grantor trust).  The assets of the grantor trust are subject to the claims of our creditors.  In addition, the grantor trust provides for a distribution to Mr. Perdue to pay certain taxes in the event he is taxed in connection with the funding of the trust prior to the normal payment of his SERP benefit.  The Committee also deemed it appropriate in accordance with competitive practice to reimburse Mr. Perdue for certain legal fees that he incurred as a result of the establishment of this grantor trust.  These fees are reported in the “All Other Compensation” column of the Summary Compensation Table set forth in this report.

Potential benefits payable to Mr. Perdue and additional information regarding the SERP are presented and discussed in the Pension Benefits Table and accompanying narrative included in this report.

What are the terms of the extension of Mr. Perdue’s employment contract?

Mr. Perdue’s employment contract was scheduled to expire on March 31, 2007. Following lengthy negotiations, the Committee and Mr. Perdue agreed on September 18, 2006 to extend his contract to March 31, 2008.  During the negotiations, the Committee relied on the assistance of Hewitt Associates for advice and competitive compensation information to ensure that the contract extension was in the best interests of Dollar General and those of our shareholders.  The Committee also received internal and external legal advice on various technical matters relating to the contract extension and in documenting its terms.

The terms of Mr. Perdue’s employment contract extension are as follows:

•

Base salary increase from $1.0 million to $1.1 million in order to bring his base salary to approximately the market median.

•

Bonus target payout increased from 80% to 100% of base salary.  Bonus maximum payout increased from 130% to 200% of base salary.  Bonus minimum payout to remain at 50% of base salary.  These changes were originally approved in March 2006 upon the recommendation of the Committee and the approval of the full Board for the reasons discussed above in the section “How does the short-term incentive plan work?” as applied to all other NEOs.

•

A grant of 365,000 RSUs that will vest ratably over three years, but are generally not payable until after Mr. Perdue ceases to be employed by us.  This grant was made to target an economic value of approximately $4.3 million which is above the median of the market comparator group and general industry data provided by Hewitt.  The Committee believed it was necessary to provide above median long-term incentive compensation as an inducement for Mr. Perdue to sign the contract extension.  Also, this above market compensation was provided in the form of equity compensation, rather than cash compensation, to ensure that Mr. Perdue’s interests were appropriately aligned with shareholders.  The Committee chose to deliver the long-term economic value in RSUs because we were then preparing our November 2006 plans to revitalize our merchandising and real estate strategies and the Committee did not believe it appropriate to issue stock options to the CEO shortly in advance of the public announcement of that revitalization strategy.

•

The addition of a provision requiring that severance benefits be payable upon his termination if he resigns within 60 days after our failure to offer to renew the contract.  This change was approved to make Mr. Perdue’s contract consistent with the contracts of all other officers in this regard.

•

The removal of the exclusion from the change-in-control provisions of the contract ownership or acquisitions of our securities by Cal Turner, Jr., James Stephen Turner, members of their family or certain of their affiliates or associates.

•

A broadening of the list of competitors in the non-compete portion of the contract to include the same companies listed in the employment contracts of our executive vice presidents.

What compensation and benefits would be paid to NEOs upon the occurrence of various termination of employment events or upon a change-in-control?

Termination arrangements are provided to NEOs in case of termination in various situations to protect the employee against circumstances over which they have no control and as consideration for the promises of non-compete, non-solicit and  non-interference that we require in employment agreements.  Furthermore, we provide termination payments in the case of a change-in-control to align executive and shareholder interests by enabling NEOs to evaluate a transaction in the best interests of our shareholders and our other constituents without undue concern over whether the transaction may jeopardize the NEO’s own employment.  In the case of a change-in-control, all equity awards and all CDP/SERP Plan benefits are fully vested under a single trigger, but termination benefits have a double trigger that requires both a change-in-control and a loss of employment within two years after the event under various termination circumstances.

A table detailing the compensation and benefit payments that would be made to our NEOs had their employment terminated due to the occurrence of one of various events as of February 2, 2007 is presented under “Potential Payments upon Termination or Change-in-Control” in this report. The Committee has reviewed the payouts that would occur and has determined that the total compensation that would be payable is reasonable.

The transactions contemplated by the merger agreement with affiliates of KKR will constitute a change-in-control for purposes of our plans and arrangements.

Does the Committee consider the deductibility of compensation in determining NEO compensation?

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1 million paid in any fiscal year to an NEO that is not performance-based compensation.

The Committee’s policy is generally to design compensation plans and programs to ensure full deductibility.  The Committee attempts to balance this policy with compensation programs designed to retain and motivate NEOs to maximize shareholder value.  Should the Committee determine that the shareholders’ interests are best served by the implementation of compensation programs that are not deductible under Section 162(m), the policy does not restrict the Committee from approving such a compensation program even though that decision may result in a non-deductible compensation expense.  The Committee’s decision to pay discretionary bonuses to NEOs (other than the CEO) for 2006 could have resulted in non-deductible compensation; however these payments did not result in compensation in excess of $1 million for any NEO.

Our shareholders have approved our Annual Incentive Plan pursuant to which performance-based annual cash bonuses can be awarded to NEOs, currently under the Teamshare plan.  The Committee believes cash bonus compensation awarded under the Annual Incentive Plan under the current structure satisfies the requirements of Section 162(m).  Therefore, compensation expense realized in connection with annual cash bonus compensation under the Teamshare plan should be deductible.

Our shareholders have also approved our 1998 Stock Incentive Plan, under which equity compensation such as stock options, restricted stock and RSUs is granted to NEOs.  The Committee believes stock option grants made pursuant to the 1998 Stock Incentive Plan under the current structure satisfy the requirements of Section 162(m).  Therefore, compensation expense realized in connection with stock options should be deductible.  However, restricted stock or RSUs granted to NEOs that vest over time are not "performance-based" compensation under Section 162(m), so we are unable to deduct that compensation expense.

In addition, we cannot deduct any salary, signing bonuses or other annual compensation paid or imputed to the NEO that causes non-performance-based compensation to exceed the $1 million limit.

Conclusion

The Committee has carefully weighed its oversight responsibilities and believes it has fulfilled its obligation to shareholders as outlined in its philosophy and objectives as discussed above.  The Committee further believes that the compensation, benefit and perquisite programs outlined above for NEOs, including the CEO, are reasonable, within benchmarking standards for comparable companies and in the best interest of shareholders.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this document.

This report has been furnished by the members of the Compensation Committee:

•

Dennis C. Bottorff, Chairman

•

Reginald D. Dickson

•

E. Gordon Gee

The Compensation Committee Report is deemed furnished, not filed, in this Form 10-K and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the Compensation Committee Report in this manner.

Summary Compensation Table

Fiscal 2006

The following table summarizes compensation paid to or earned by each of our NEOs for fiscal 2006.  There was no non-equity incentive plan compensation earned by any of our NEOs in fiscal 2006.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)	Total ($)
David A. Perdue, Chairman & Chief Executive Officer	2006	1,037,540	-	1,472,904	87,582	677,541(6)	151,448(7)	3,427,015
David M. Tehle, Executive Vice President & Chief Financial Officer	2006	580,022	188,500	235,247	194,127	-	121,126(8)	1,319,022
Beryl J. Buley, Division President, Merchandising, Marketing & Supply Chain	2006	575,022	186,875	183,223	180,669	-	273,801(9)	1,399,590
Kathleen R. Guion, Division President, Store Operations & Store Development	2006	500,019	162,500	206,455	154,982	-	151,971(10)	1,175,927
Challis M. Lowe, Executive Vice President, Human Resources	2006	404,182	133,250	130,813	117,933	-	174,322(11)	960,500

(1)

All of the NEOs deferred a portion of their salaries under the CDP, which is included in the Nonqualified Deferred Compensation Table. Each of the NEOs also contributed a portion of his or her salary to our 401(k) Plan.

(2)

We paid a one-time discretionary bonus to these NEOs for fiscal 2006.

(3)

Represents the expense associated with all outstanding awards of restricted stock and RSUs for which we recorded compensation expense during the fiscal year on a straight-line basis over the restriction period based on the market price of the underlying stock on the grant date.  Each RSU represents the right to receive upon vesting one share of Dollar General common stock.  We credit dividend equivalents to the RSU accounts as additional RSUs at the same rate as dividends paid to all of our shareholders.  There were no forfeitures of restricted stock or RSUs held by the NEO during fiscal 2006. For more information regarding the assumptions used in the valuation of these awards, see Note 10 of the consolidated financial statements in this report.

(4)

Represents the expense associated with all outstanding, unvested, non-qualified stock options for which we recognized compensation expense during fiscal 2006.  Each option represents the right to purchase upon vesting and for the exercise price one share of Dollar General common stock.  Option awards granted prior to February 4, 2006 were valued on the applicable grant date under the fair value method of SFAS 123 and under the fair value method of SFAS 123R for grants awarded after February 4, 2006 using the Black-Scholes option pricing model with the following assumptions:

	April 2, 2003	March 15, 2005	September 1, 2005	January 24, 2006	March 16, 2006
Expected dividend yield	.90%	.85%	.85%	1.0%	.82%
Expected stock price volatility	37.6%	27.4%	25.9%	24.7%	28.7%
Risk-free interest rate	2.04%	4.25%	3.71%	4.31%	4.7%
Expected life of options (years)	3.0	5.0	5.0	4.5	5.7
Exercise price	$12.68	$22.35	$18.51	$16.94	$17.54
Stock price on date of grant	$12.68	$22.35	$18.51	$16.94	$17.54

There were no forfeitures of options held by NEOs during fiscal 2006. For more information regarding the assumptions used in the valuation of these awards, see Note 10 of the consolidated financial statements in this report.

(5)

We do not provide above market or preferential earnings on deferred compensation.

(6)

Represents the change in the actuarial present value of the accumulated benefit under Mr. Perdue’s SERP from February 4, 2006 to February 2, 2007.

(7)

Includes $31,429 for premiums paid under our life insurance program, $7,406 for premiums paid under our disability insurance programs, $40,460 for Dollar General’s match contributions to the CDP, $11,417 for Dollar General’s match contributions to the 401(k) Plan, $29,575 for the reimbursement of taxes related to life and disability insurance premiums, and $31,161 which represents the incremental cost of providing certain perquisites, including  $21,000 for an annual automobile allowance and other amounts, which individually did not equal the greater of $25,000 or 10% of total perquisites, for reimbursement of legal fees in connection with Mr. Perdue’s SERP, tickets to sporting and other entertainment events, golf fees, and spa charges in connection with our annual strategic planning meeting.  In addition, Mr. Perdue’s spouse accompanied him on various business trips on our airplane which did not result in any incremental cost to us.

(8)

Includes $12,716 for premiums paid under our life insurance program, $2,699 for premiums paid under our disability insurance programs, $43,502 for Dollar General’s contributions to the SERP, $18,001 for Dollar General’s match contributions to the CDP, $11,000 for Dollar General’s match contributions to the 401(k) Plan, $10,587 for the reimbursement of taxes related to life and disability insurance premiums, and $22,621 which represents the incremental cost of providing certain perquisites, including $21,000 for an annual automobile allowance and other amounts, which individually did not equal the greater of $25,000 or 10% of total perquisites, for tickets to sporting and other entertainment events, a holiday gift of a Sony E-Reader, and spa charges in connection with our annual strategic planning meeting.

(9)

Includes $2,033 for premiums paid under our  life insurance program, $1,507 for premiums paid under our disability insurance programs, $34,285 for Dollar General’s contributions to the SERP, $26,355 for Dollar General’s match contributions to the CDP, $2,396 for Dollar General’s match contributions to the 401(k) Plan, $1,423 for the reimbursement of taxes related to life and disability insurance premiums, $17,083 for the reimbursement of taxes related to relocation, and $188,719 which represents the incremental cost of providing certain perquisites, including $165,715 for amounts associated with relocation, $21,000 for an annual automobile allowance, and other amounts, which individually did not equal the greater of $25,000 or 10% of total perquisites, for tickets to sporting events, a holiday gift of a Sony E-Reader, golf charges in connection with our annual strategic planning meeting, and a medical physical examination.  The aggregate incremental cost related to Mr. Buley’s relocation amounts was calculated as follows: $102,075 due to the loss on resale and related expenses of selling his prior home, $6,536 due to lease cancellation fees, $14,985 for temporary living expenses, and $42,119 due to acquisition and moving costs in connection with his new home.

(10)

Includes $7,175 for premiums paid under our  life insurance program, $3,333 for premiums paid under our disability insurance program, $22,501 for Dollar General’s contributions to the SERP, $14,001 for Dollar General’s match contributions to the CDP, $10,833 for Dollar General’s match contributions to the 401(k) Plan, $8,810 for the reimbursement of taxes related to life and disability insurance premiums, $15,172 for the reimbursement of taxes related to relocation, and $70,146 which represents the incremental cost of providing certain perquisites, including $42,188 for amounts associated with relocation, $21,000 for an annual automobile allowance and other amounts, which individually did not equal the greater of $25,000 or 10% of total perquisites, for tickets to sporting events, a holiday gift of a Sony E-Reader, spa charges in connection with our annual strategic planning meeting, an airline club fee, and a directed donation to a charity pursuant to the program discussed above under “Compensation Discussion & Analysis”. The aggregate incremental cost related to Ms. Guion’s relocation amounts was calculated as follows:  $28,798 due to costs associated with the sale of her prior home and $13,390 due to acquisition and moving costs in connection with her new home.

(11)

Includes $1,449 for premiums paid under our life insurance program, $4,289 for premiums paid under our disability insurance program, $39,236 for Dollar General’s contributions to the SERP, $13,376 for Dollar General’s match contributions to the CDP, $6,834 for Dollar General’s match contributions to the 401(k) Plan, $6,728 for the reimbursement of taxes related to life and disability insurance premiums, $17,704 for the reimbursement of taxes related to relocation, $5,519 for reimbursement of taxes related to the personal use of a company-leased automobile, and $79,187 which represents the incremental cost of providing certain perquisites, including $49,230 for amounts associated with relocation, $23,072 for personal use of a company-leased vehicle, and other amounts, which individually did not equal the greater of $25,000 or 10% of total perquisites, for tickets to entertainment events, a holiday gift of a Sony E-Reader, spa charges in connection with our annual strategic planning meeting, a medical physical examination, and a directed donation to a charity pursuant to the program discussed under “Compensation Discussion & Analysis”. The aggregate incremental cost related to Ms. Lowe’s relocation amounts was calculated as follows:  $40,000 as a miscellaneous cash allowance in lieu of moving household goods and $9,230 due to acquisition and moving costs in connection with her new home.

Grants of Plan-Based Awards During Fiscal 2006

The table below sets forth information regarding grants of plan-based awards to our NEOs during fiscal 2006.  There are no estimated possible payouts under equity incentive plan awards for fiscal 2006.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
David A. Perdue		550,000	1,100,000	2,200,000	-	-	-	-
	9/18/06	-	-	-	365,000	-	-	5,204,900
David M. Tehle		188,500	377,000	754,000	-	-	-	-
	3/16/06	-	-	-	-	69,900	17.54	411,739
	3/16/06	-	-	-	10,600	-	-	185,924
Beryl J. Buley		186,875	373,750	747,500	-	-	-	-
	3/16/06	-	-	-	-	55,800	17.54	328,684
	3/16/06	-	-	-	8,400	-	-	147,336
Kathleen R. Guion		162,500	325,000	650,000	-	-	-	-
	3/16/06	-	-	-	-	55,800	17.54	328,684
	3/16/06	-	-	-	8,400	-	-	147,336
Challis M. Lowe		133,250	266,500	533,000	-	-	-	-
	3/16/06	-	-	-	-	50,000	17.54	294,520
	3/16/06	-	-	-	7,600	-	-	133,304

(1)

Represents possible threshold, target, and maximum payout levels for grants made under the Teamshare plan established under our Annual Incentive Plan. No amounts under this plan were earned by the NEOs in fiscal 2006.

(2)

Stock awards were grants of RSUs and option awards were grants of non-qualified stock options, all made pursuant to our 1998 Stock Incentive Plan.

Outstanding Equity Awards at 2006 Fiscal Year-End

The table below sets forth information regarding outstanding equity awards held by our NEOs at the 2006 fiscal year-end.  At that time, there were no securities underlying unexercised unearned options and no unearned shares, units or other rights that had not vested with respect to any equity incentive plan award.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
David A. Perdue	1,000,000 [3]	-	12.68	4/2/2013	-	-
	-	-	-	-	475,581 [4]	8,194,261
David M. Tehle	-	69,900 [5]	17.54	3/16/2016	-	-
	15,750 [6]	47,250 [6]	22.35	3/15/2015	-	-
	52,600 [7]	-	18.83	8/24/2014	-	-
	62,800 [8]	-	18.75	8/9/2014	-	-
	-	-	-	-	22,427 [9]	386,417
Beryl J. Buley	-	55,800 [5]	17.54	3/16/2016	-	-
	25,000 [10]	75,000 [10]	16.94	1/24/2016	-	-
	-	-	-	-	25,530 [11]	439,882
Kathleen R. Guion	-	55,800 [5]	17.54	3/16/2016	-	-
	12,575 [6]	37,725 [6]	22.35	3/15/2015	-	-
	42,000 [7]	-	18.83	8/24/2014	-	-
	62,800 [12]	-	20.63	12/2/2013	-	-
	-	-	-	-	18,964 [13]	326,750
Challis M. Lowe	-	50,000 [5]	17.54	3/16/2016	-	-
	10,500 [14]	31,500 [14]	18.51	9/1/2015	-	-
	-	-	-	-	18,016 [15]	310,416

(1)

Includes the number of unvested shares underlying the dividend equivalent units credited to RSU accounts.

(2)

Based on the closing price of Dollar General’s common stock on February 2, 2007 ($17.23).

(3)

These options became exercisable in three installments on April 2, 2004, April 2, 2005 and April 2, 2006.

(4)

Includes 31,546 shares of restricted stock vesting in two equal installments on April 2, 2007 and April 2, 2008; 75,000 RSUs that vest ratably in three installments on March 16, 2007, March 16, 2008 and March 16, 2009; and 365,000 RSUs that vest ratably in three installments on September 18, 2007, September 18, 2008 and September 18, 2009.

(5)

These options became or will become exercisable ratably in installments of 25% on March 16, 2007, March 16, 2008, March 16, 2009 and March 16, 2010.

(6)

These options became or will become exercisable ratably in installments of 25% on March 15, 2006, March 15, 2007, March 15, 2008 and March 15, 2009.

(7)

These options became exercisable in installments of 25% on August 24, 2005 and 75% on February 3, 2006.

(8)

These options became exercisable in installments of 25% on August 9, 2005 and 75% on February 3, 2006.

(9)

Includes 5,000 shares of restricted stock vesting on August 9, 2007; 2,200 RSUs vesting on August 24, 2007; 4,333 RSUs that vest ratably in two installments on March 15, 2007 and March 15, 2008; and 10,600 RSUs that vest ratably in three installments on March 16, 2007, March 16, 2008 and March 16, 2009.

(10)

These options became or will become exercisable ratably in installments of 25% on January 24, 2007, January 24, 2008, January 24, 2009 and January 24, 2010.

(11)

Includes 16,800 RSUs vesting in two equal installments on January 24, 2008 and January 24, 2009; and 8,400 RSUs vesting in three equal installments on March 16, 2007, March 16, 2008 and March 16, 2009.

(12)

These options became exercisable in installments of 25% on December 2, 2004 and December 2, 2005 and 50% on February 3, 2006.

(13)

Includes 6,733 RSUs vesting on August 24, 2007; 3,466 RSUs that vest ratably in two installments on March 15, 2007 and March 15, 2008; and 8,400 RSUs that vest ratably in three installments on March 16, 2007, March 16, 2008 and March 16, 2009.

(14)

These options became or will become exercisable in installments of 25% on September 1, 2006, September 1, 2007, September 1, 2008 and September 1, 2009.

(15)

Includes 10,133 RSUs that vest ratably in two installments on September 1, 2007 and September 1, 2008; and 7,600 RSUs that vest ratably in three installments on March 16, 2007, March 16, 2008 and March 16, 2009.

Option Exercises and Stock Vested During Fiscal 2006

The table below provides information regarding the value realized by our NEOs upon the exercise of stock options and the vesting of stock awards during fiscal 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
David A. Perdue	-	-	41,000	721,183
David M. Tehle	-	-	9,430	133,206
Beryl J. Buley	-	-	8,510	146,199
Kathleen R. Guion	-	-	8,616	116,305
Challis M. Lowe	-	-	5,125	64,631

(1)

Includes the number of shares underlying dividend equivalents that vested in conjunction with the vesting of the related RSUs.

(2)

The value realized is based on the closing market price of the underlying stock on the applicable vesting dates.

Pension Benefits

Fiscal 2006

We provide retirement benefits to Mr. Perdue under an unfunded, non-qualified defined benefit pension plan, or SERP. The table below shows the present value of accumulated benefits payable to Mr. Perdue, including the number of years of credited service earned by him, under his SERP. The material terms of Mr. Perdue’s SERP are discussed following the table.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
David A. Perdue	Supplemental Executive Retirement Plan for David A. Perdue	6	1,848,238	-

(1)

Mr. Perdue joined Dollar General on April 2, 2003 and has three actual years of employment service as of February 2, 2007.  Mr. Perdue receives two years of credited service for vesting and benefit accrual purposes for each of his first five years of employment; thereafter, he will receive one year of credited service for each year of employment up to a maximum of 15 years of credited service.

(2)

Represents the actuarial present value as of February 2, 2007 of the benefit computed as of the same pension plan measurement date, discount rate, and lump sum interest rate used for financial statement reporting purposes.  No pre-retirement decrements are assumed. The benefit is calculated assuming Mr. Perdue retires at age 60, the earliest age he can retire without a penalty for early commencement. The actuarial present value of the additional three years of credited service earned under the two-for-one crediting agreement for Mr. Perdue’s first three years of employment is $924,199.

Mr. Perdue’s SERP provides an annual normal retirement benefit equal to 25% of “final average compensation” upon retirement on or after his “normal retirement date”, payable as a joint and 50% spouse annuity assuming the spouse is the same age as Mr. Perdue.  Mr. Perdue can elect to receive his benefit as a lump sum or any annuity form that is the actuarial equivalent of the normal retirement benefit.

Mr. Perdue can retire with an early retirement benefit any time after he has 10 years of credited service.  Benefits are prorated based on actual credited service divided by 15 if Mr. Perdue retires with less than 15 years of credited service. In the event Mr. Perdue retires prior to age 60, his benefit is reduced 5% for each year or portion thereof that his retirement age precedes age 60.

If Mr. Perdue separates for any reason prior to earning 10 years of credited service, no benefits are payable from this plan, subject to the following provisions:

•

Upon disability under Internal Revenue Code section 409A(a)(2)(C), Mr. Perdue will be deemed to continue employment and receive his then base salary and “applicable annual bonus” until he has earned the full 25% maximum benefit.

•

Upon death, Mr. Perdue’s spouse will receive the 50% survivor portion of the benefit Mr. Perdue would be entitled to receive based on “final average compensation” and years of credited service at the time of his death.

•

Upon termination by us without cause, or termination by Mr. Perdue for good reason within 2 years of a change-in-control, Mr. Perdue is entitled to a benefit based on his years of credited service earned at the time of termination plus 5 additional years of credited service, subject to the SERP maximum of 15 years.  Mr. Perdue’s base salary and “applicable annual bonus” will be deemed to be paid during the 5 additional years of credited service for calculating his “final average compensation”.

Subject to any 6 month deferral in payment requirement for tax law compliance and subject to his providing a release of claims against us if and as required in his employment agreement, Mr. Perdue’s SERP benefit commences on the first day of the calendar month on or after he ceases employment and is eligible for a benefit.  In the event of disability, benefits begin at his “normal retirement date” assuming he continued to work until that date.  In the event of death, the benefit is payable to the spouse on the first day of the month following the date of death.

“Applicable annual bonus” is the greater of the actual bonus paid for the immediately preceding fiscal year or the target annual bonus for the current fiscal year.

“Final average compensation” is calculated as Mr. Perdue’s base salary plus his incentive “Teamshare” bonus earned in a fiscal year for the highest 3 consecutive fiscal years of credited service out of the last 10 preceding retirement or termination of employment.

“Normal retirement date” is the first of the month coincident with or next following the later of the date Mr. Perdue attains age 60 or is credited with 15 years of credited service.

We have established a grantor trust that provides for assets in connection with Mr. Perdue’s SERP to be placed in the trust upon an actual or potential change-in-control (as defined in the grantor trust) of Dollar General.  The trust’s assets are subject to the claims of Dollar General’s creditors.  The trust also provides for a distribution to Mr. Perdue to pay certain taxes in the event he is taxed in connection with the funding of the trust and prior to normal payment of his SERP benefit.

Nonqualified Deferred Compensation

Fiscal 2006

As discussed above, we offer a CDP/SERP Plan to certain key employees, including the NEOs. Mr. Perdue is not eligible to participate in the SERP portion of the CDP/SERP Plan due to his participation in his individualized SERP discussed under “Pension Benefits” above. Information regarding the NEOs’ participation in the CDP/SERP Plan is included in the following table. The material terms of the CDP/SERP Plan are described after the table.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
David A. Perdue	51,877	40,460	27,685	-	342,013 [3]
David M. Tehle	40,602	61,503	13,636	-	208,014 [4]
Beryl J. Buley	28,751	60,640	7,476	-	101,659 [5]
Kathleen R. Guion	25,001	36,502	17,294	-	189,459 [6]
Challis M. Lowe	38,885	52,611	4,583	-	100,591

(1)

Reported as "Salary" in the Summary Compensation Table.

(2)

Reported as "All Other Compensation" in the Summary Compensation Table.

(3)

Includes the following amounts reported in the Summary Compensation Table in the proxy statement for the fiscal years indicated:  $94,670 in 2005; $84,253 in 2004; and $7,500 in 2003.

(4)

Includes the following amounts reported in the Summary Compensation Table in the proxy statement for the fiscal years indicated:  $84,387 in 2005; and $3,333 in 2004.

(5)

Includes $4,792 reported in the Summary Compensation Table in the proxy statement for fiscal 2005.

(6)

Includes the following amounts reported in the Summary Compensation Table in the proxy statement for the fiscal years indicated:  $43,168 in 2005; and $57,689 in 2004.

Pursuant to the CDP, participants may annually elect to defer up to 65% of base salary and up to 100% of bonus pay. Participants make deferral elections in November of each year for amounts to be earned in the following year. We currently match base pay deferrals at a rate of 100%, up to 5% of annual salary, with annual salary offset by the amount of match-eligible salary deferred into the 401(k) plan. All participants are 100% vested in all compensation and matching deferrals and earnings on those deferrals.

Pursuant to the SERP, we make an annual contribution equal to a certain percentage of a participant’s annual salary and bonus to all participants who are actively employed in an eligible job grade on January 1 and continue to be employed as of December 31 of a given year. The contribution percentage is based on age, years of service and job grade. The 2006 contribution percentage for each eligible named executive officer was 7.5% (Mr. Tehle); 4.5% (Mr. Buley); 4.5% (Ms. Guion); and 7.5% (Ms. Lowe). SERP amounts generally vest at the earlier of the participant’s attainment of age 50 or the participant’s being credited with 10 or more “years of service,” or upon termination of employment due to death or “total and permanent disability” or upon a “change-in-control,” all as defined in the CDP/SERP Plan.

The amounts deferred or contributed to the CDP/SERP Plan are credited to a liability account, which is then invested at the participant’s option in either an account that mirrors the performance of a fund or funds selected by the Compensation Committee or its delegate (the “Mutual Fund Options”) or in an account that mirrors the performance of our common stock (the “Common Stock Option”).  A participant who ceases employment when he is credited with at least 10 years of service or after he has reached age 50 and whose CDP account balance or SERP account balance exceeds $25,000 may elect for that account balance to be paid in cash by (a) lump sum, (b) monthly installments over a 5, 10 or 15-year period or (c) a combination of lump sum and installments. Otherwise, payment is made in a lump sum. The vested amount will be payable at the time designated by the Plan upon the participant’s termination of employment or retirement. A participant’s CDP/SERP benefit normally is payable in the following February if he or she ceases employment during the first 6 months of a calendar year or is payable in the following August if he or she ceases employment during the last 6 months of a calendar year. However, participants may elect to receive an in-service lump sum distribution of vested amounts credited to the CDP account, provided that the date of distribution is no sooner than 5 years after the end of the year in which amounts are deferred. In addition, a participant who is actively employed may request to receive an “unforeseeable emergency hardship” in-service lump sum distribution of vested amounts credited to his CDP account. Account balances deemed to be invested in the Mutual Fund Options are payable in cash and account balances deemed to be invested in the Common Stock Option are payable in shares of Dollar General common stock and cash in lieu of fractional shares.

Potential Payments upon Termination or Change-in-Control

The tables below reflect potential payments to each of our NEOs in the event of termination of that person’s employment with us, whether due to retirement, death, disability, voluntary termination, constructive termination, involuntary termination, or termination following a change-in-control. The amounts shown assume that the termination was effective as of February 2, 2007, and thus include amounts earned through that time. For stock valuations, we have assumed that the price per share is the closing market price of our stock on February 2, 2007 ($17.23).  In addition, the amounts shown are merely estimates. We cannot determine the actual amounts to be paid until the time of the NEO’s service termination.

Payments Regardless of Manner of Termination

Regardless of the manner in which employment terminates, the NEO (other than Mr. Perdue) will receive any earned but unpaid base salary through the service termination date, along with any other benefits owed under any of our plans or agreements covering the officer, which benefits will be governed by the terms of that plan or agreement. These benefits include vested amounts in the CDP/SERP Plan discussed after the Non Qualified Deferred Compensation Table in this report.

Regardless of the manner in which Mr. Perdue’s employment terminates, but subject to any 6-month delay in payment required for tax law purposes, he will receive a lump sum payment equal to any earned but unpaid base salary through his service termination date, any accrued expenses and vacation pay and, unless he elected a different payout in a prior deferral election, any compensation previously deferred along with accrued interest and earnings. This payment will be made in accordance with our normal payroll cycle and procedures and in due course, rather than in a lump sum, in the event Mr. Perdue is terminated for cause as discussed under “Payments Upon Involuntary Termination” below.  He also will receive timely payment or provision of any other accrued amounts or benefits required to be paid or provided or which he is eligible to receive under any of our plans, practices or agreements. These benefits include amounts payable pursuant to his SERP described after the Pension Benefits table in this document and his CDP benefit discussed above after the Nonqualified Deferred Compensation Table.

The tables below exclude any amounts payable to the NEO to the extent that they are available generally to all salaried employees and do not discriminate in favor of our executive officers.

Mr. Perdue will forfeit any unpaid amounts he otherwise would be entitled to receive upon termination of his employment if he breaches any provision of his employment agreement, including breach of any business protection provisions. These business protection provisions include the following obligations which continue beyond the end of Mr. Perdue’s employment with us:

•

He must maintain the confidentiality of, and refrain from disclosing or using, our (a) trade secrets for any period of time as the information remains a trade secret under applicable law and (b) confidential information for a period of 2 years following his service termination date.

•

For 2 years following his service termination date, Mr. Perdue may not actively recruit or induce any person who is or who was within 1 year before his termination date one of our exempt employees, to cease employment with us or engage that person’s services in any business substantially similar to or competitive with that in which we were engaged during Mr. Perdue’s employment.

•

For 2 years after his service termination date, Mr. Perdue may not accept or work in a “competitive position” within any state in which we maintain stores at the time of his termination date or any state in which we have specific plans to open stores within 6 months of that date. For this purpose, “competitive position” means any employment, consulting, advisory, directorship, agency, promotional or independent contractor arrangement between Mr. Perdue and any person engaged wholly or in material part in the business in which we are engaged, including but not limited to Wal-Mart, Target, K-Mart, Walgreen’s, Rite-Aid, CVS, Family Dollar Stores, Fred’s, the 99 Cents Stores and Dollar Tree Stores, or any person then planning to enter the deep discount consumable basics retail business, if Mr. Perdue is required to perform services for that person which are substantially similar to those he provided or directed at any time while employed by us.

•

Mr. Perdue may not engage in any communications which disparage Dollar General or interfere with our existing or prospective business relationships.

Payments Upon Termination Due to Retirement

In the event of retirement, in addition to the items identified under “Payments Regardless of Manner of Termination” above, all unvested equity grants will be forfeited, vested stock options generally may be exercised for 3 years from the service termination date unless the options expire earlier, and vested RSUs will settle in due course. To be entitled to the extended option exercise period, the retirement must occur on or after the NEO reaches the age of 65 or, with our express consent, prior to age 65 in accordance with any applicable early retirement policy then in effect or as may be approved by our Compensation Committee.  The enhancement of Mr. Perdue’s SERP benefit upon retirement is discussed above following the Pension Benefits Table.

Payments Upon Termination Due to Death or Disability

In the event of death or disability, in addition to the items identified under “Payments Regardless of Manner of Termination” above:

•

With respect to each NEO other than Mr. Perdue, all unvested equity grants will be forfeited, vested stock options generally may be exercised for 3 years from the service termination date unless the options expire earlier, and vested RSUs will settle in due course.

•

With respect to Mr. Perdue, the vesting of all equity grants will accelerate, vested stock options may be exercised for 1 year from the date of death or, in the event of disability, for 3 years from the service termination date, in each case unless the options expire earlier, and vested RSUs will settle in due course.

•

In the event of termination due to disability:

Ö

We treat Mr. Perdue as employed, solely for purposes of his non-qualified defined benefit pension plan, or SERP, during the period of disability until he is entitled to the full 25% SERP benefit and his SERP benefit is payable on an unreduced basis.

Ö

In determining his base salary and bonus for the additional credited years of service for purposes of calculating his final average compensation for his SERP, we use his base salary on the termination date and the greater of his actual annual incentive bonus earned in the last fiscal year prior to the termination date or his target annual incentive bonus for the fiscal year in which the termination date occurs.

Ö

Mr. Perdue’s SERP benefit is payable commencing upon his SERP normal retirement date.

•

In the event of death, the NEO’s beneficiary will receive payments under our group life insurance program in an amount, up to a maximum of $3 million, equal to 2.5 times the NEO’s annual base salary. We have excluded from the tables below amounts that the NEO would receive under our disability insurance program since the same benefit level is provided to all of our salaried employees.

•

In the event of the NEO’s disability, the CDP/SERP Plan benefit becomes fully vested and is payable in a lump sum within 60 days after the end of the calendar quarter in which we receive notification of the determination of the NEO’s disability by the Social Security Administration.

•

In the event of the NEO’s death, the NEO’s CDP/SERP Plan benefit becomes fully vested and is payable in a lump sum within 60 days after the end of the calendar quarter in which the NEO’s death occurs.

•

In the event of Mr. Perdue’s death while an employee and after becoming eligible for early or normal retirement under the SERP, his SERP benefit will commence to be paid as of the first of the calendar month following his death determined as though he had retired on the date of death.

For purposes of the NEOs’ employment agreements and Mr. Perdue’s SERP, “disability” means the employee must be disabled for purposes of our long-term disability insurance plan or, if no plan is in effect or if that plan is not applicable, the employee’s inability to perform the functions of his or her regular duties and responsibilities. For purposes of the CDP/SERP Plan, disability means total and permanent disability for purposes of entitlement to Social Security disability benefits.

Payments Upon Voluntary Termination

The payments to be made to an NEO upon voluntary termination vary depending upon whether the NEO resigns with or without “good reason” or after our failure to offer to renew, extend or replace the NEO’s employment agreement under certain circumstances. For purposes of each NEO, “good reason” means (as more fully described in the applicable employment agreement):

•

a reduction in base salary or target bonus level;

•

our material breach of the employment agreement; or

•

the failure of any successor to all or substantially all of our business and/or assets to assume and agree to perform the employment agreement.

In addition to the reasons identified above, for purposes of each NEO other than Mr. Perdue “good reason” means (as more fully described in the applicable employment agreement):

•

our failure to continue any significant compensation plan or benefit without replacing it with a similar plan or a compensation equivalent (except for across-the-board changes or terminations similarly affecting at least 95% of all of our executives);

•

relocation of our principal executive offices outside of the middle-Tennessee area or basing the officer anywhere other than our principal executive offices; or

•

assignment of duties inconsistent, or the significant reduction of the title, powers and functions associated, with the NEO’s position, unless it results from our restructuring or realignment of duties and responsibilities for business reasons that leaves the NEO at the same compensation and officer level and with similar responsibility levels or results from the NEO’s failure to meet performance criteria, all without the NEO’s written consent.

In addition to the reasons identified above applicable to all NEOs, for purposes of Mr. Perdue “good reason” means (as more fully described in his employment agreement):

•

assignment to duties inconsistent in any material respect with his position, authority, or responsibilities in effect on April 2, 2003, or any other action which demonstrably diminishes his position, authority, or responsibilities, all without his written consent; or

•

our failure to continue any pension or compensation arrangement in which Mr. Perdue participates or the elimination of his participation in any of those plans (except for across-the-board plan changes or terminations similarly affecting at least 95% of all of our executives, excluding Mr. Perdue’s SERP).

For NEOs other than Mr. Perdue, no event will constitute “good reason” if we cure the claimed event within 30 days after receiving notice from the NEO. For Mr. Perdue, no event will constitute “good reason” unless he notifies our Board within 90 days of the occurrence of the circumstance he believes constitutes good reason or if we cure the claimed event (other than the failure of a successor to assume his agreement) within 30 days of that notice.

Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement.  In the event the NEO resigns with good reason or within 60 days of our failure to offer to renew, extend or replace the NEO’s employment agreement before, at or within 60 days after the end of the agreement’s term (unless we enter into a mutually acceptable severance arrangement or, in the case of an NEO other than Mr. Perdue, the resignation is a result of the NEO’s voluntary retirement or termination or, in the case of Mr. Perdue, the resignation is the result of his voluntary retirement at or after age 62), in addition to the items identified under “Payments Regardless of Manner of Termination” above:

•

With respect to each NEO other than Mr. Perdue, all unvested equity grants will be forfeited, vested stock options generally may be exercised for 3 months from the service termination date unless the options expire earlier, and vested RSUs will settle in due course.

•

With respect to Mr. Perdue, the vesting of all equity grants will accelerate if he executes a release of certain claims against us and our affiliates in the form attached to his employment agreement, vested stock options may be exercised for 3 months from the service termination date unless the options expire earlier, and vested RSUs will settle in due course.

•

The NEO (other than Mr. Perdue) will receive, subject to any 6-month delay in payment required for tax law compliance, the following upon the execution of a release of certain claims against us and our affiliates in the form attached to the NEO’s employment agreement:

Ö

Continuation of base salary for 24 months payable in accordance with our normal payroll cycle and procedures.

Ö

A lump sum payment equal to 2 times the NEO’s target incentive bonus and 2 times our annual contribution for the NEO’s participation in our medical, dental and vision benefits program.

Ö

Outplacement services, at our expense, for 1 year or, if earlier, until other employment is secured.

Subject to any applicable prohibition on acceleration of payment under Section 409A of the Internal Revenue Code, we may, at any time and in our sole discretion, elect to make a lump-sum payment of all these amounts, or all remaining amounts, due as a result of this type of termination.

•

Mr. Perdue will receive the following, subject to any 6-month delay in payment required for tax law compliance, if he executes a release of certain claims against us and our affiliates in the form attached to his employment agreement:

Ö

An amount, payable ratably over a 24 month period in accordance with our normal payroll cycle and procedures, equal to 2.5 times the sum of his annual base salary and the greater of his actual annual incentive bonus earned in the fiscal year immediately prior to his service termination date or his target incentive bonus for the fiscal year in which his employment terminated. Subject to any applicable prohibition on payment acceleration under Section 409A of the Internal Revenue Code, we may, at any time and in our sole discretion, make a lump sum payment of all or the remaining portion of this amount.

Ö

For 30 months after his termination date, we will pay the premium for his participation in our retiree medical plan, if any, in accordance with his elected coverage in place at the time of his termination or, at his request we will pay for or provide medical benefits no less favorable than our retiree medical benefits in effect as of April 2, 2003. We also will gross-up our payment of those premiums to the extent they are taxable to Mr. Perdue.

Ö

We will credit Mr. Perdue with 5 additional years of continuous service under his SERP. In determining his base salary and bonus for the additional credited years of service for purposes of calculating his final average compensation, we use his base salary on his termination date and the greater of his actual annual incentive bonus earned in the last fiscal year prior to his termination date or his target annual incentive bonus for the fiscal year in which his service termination date occurs.

The NEO (other than Mr. Perdue) will forfeit any unpaid severance amounts upon a material breach of any continuing obligation under the employment agreement or the release, which include (in addition to those contained in the 1st and 3rd bullet points with respect to Mr. Perdue’s continuing obligations under “Payments Regardless of Manner of Termination” above):

•

For 2 years following the service termination date, the NEO may not actively recruit or induce any of our exempt employees to cease employment with us.

•

For 2 years following the service termination date, the NEO may not solicit or communicate with any person who has a business relationship with us and with whom the NEO had contact while employed by us, if that contact would likely interfere with our business relationships or result in an unfair competitive advantage over us.

•

The NEO may not engage in any communications to persons outside Dollar General which disparages Dollar General or interferes with our existing or prospective business relationships.

Voluntary Termination without Good Reason.  In the event the NEO resigns without good reason, in addition to the items identified under “Payments Regardless of Manner of Termination” above, all unvested equity grants will be forfeited, vested stock options generally may be exercised for 3 months from the service termination date unless the options expire earlier, and vested RSUs will settle in due course.

Payments Upon Involuntary Termination

The payments to be made to an NEO upon involuntary termination vary depending upon whether termination is for or without “cause”. For purposes of each NEO, “cause” means (as more fully described in the applicable employment agreement):

•

Attendance at work in a state of intoxication or in possession of any prohibited drug or substance which would amount to a criminal offense; or

•

Assault or other act of violence (with respect to Mr. Perdue, occurring in the course of employment).

In addition to the reasons identified above, for purposes of the NEOs other than Mr. Perdue, “cause” means (as more fully described in the applicable employment agreement):

•

any act involving fraud or dishonesty;

•

any material breach of any SEC or other law or regulation or any Dollar General policy governing securities trading or inappropriate disclosure or “tipping”;

•

any activity or public statement, other than as required by law, that prejudices Dollar General or reduces our good name and standing or would bring Dollar General into public contempt or ridicule; or

•

conviction of, or plea of guilty or nolo contendre to, any felony whatsoever or any misdemeanor that would preclude employment under our hiring policy.

In addition to the reasons identified in the first paragraph above applicable to all NEOs (including Mr. Perdue), for Mr. Perdue “cause” means any of the reasons below, as determined by at least 3/4 of our entire Board after giving Mr. Perdue and his attorney an opportunity to respond (and as more fully explained in his employment agreement):

•

any act involving fraud or a violation of securities trading regulations or any act resulting in an SEC investigation which, in each case, the Board determines materially adversely affects us or Mr. Perdue’s ability to perform his duties;

•

conviction of any felony or misdemeanor involving moral turpitude; or

•

with limited exceptions, Mr. Perdue’s continued failure to perform substantially his duties after receipt of written demand by the Board for substantial performance.

For purposes of determining treatment of an NEO’s equity awards, “cause” means, to the extent that our Compensation Committee determines that it is directly and materially harmful to our business or reputation:

•

a felony conviction or the failure to contest prosecution of a felony; or

•

willful misconduct or dishonesty.

Involuntary Termination for Cause.  In the event the NEO is involuntarily terminated for cause, in addition to the items identified under “Payments Regardless of Manner of Termination” above, all unvested equity grants, as well as all vested but unexercised stock options, will be forfeited and all vested but unpaid RSUs will be forfeited except for Mr. Perdue’s vested but unpaid restricted stock units which will settle in due course.

Involuntary Termination without Cause.  In the event the NEO is involuntarily terminated without cause, the NEO’s equity grants will be treated as described under “Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement” above.  In addition, each NEO will receive the applicable payments and benefits listed under “Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement” above.

Payments Upon Termination After a Change-in-Control

All unvested equity grants accelerate automatically upon a change-in-control (as defined in our 1998 Stock Incentive Plan) regardless of whether the NEO’s employment terminates, and all CDP/SERP Plan benefits become fully vested upon a change-in-control (as defined in our CDP/SERP Plan).  In addition, under our 1998 Stock Incentive Plan, the Compensation Committee may accelerate the vesting of all unvested equity grants in the event of a potential change-in-control (as defined in our 1998 Stock Incentive Plan).

In the event the NEO is involuntarily terminated without cause or resigns for good reason within 2 years of a change-in-control, in addition to the items identified under “Payments Regardless of Manner of Termination” above, the NEO will receive the following upon execution of a release of certain claims against us and our affiliates in the form attached to the NEO’s employment agreement:

•

Each NEO other than Mr. Perdue will receive a lump sum payment equal to 2 times the NEO’s annual base salary plus 2 times the NEO’s target incentive bonus, each as in effect immediately prior to the change-in-control, plus 2 times our annual contribution for the NEO’s participation in our medical, dental and vision benefits program. The NEO also will receive outplacement services, at our expense, for 1 year or, if earlier, until other employment is secured.

•

Mr. Perdue will receive a lump sum payment equal to 3 times the sum of his annual base salary in effect on his service termination date and the greater of his actual annual incentive bonus earned in the last fiscal year prior to his termination date or his target annual incentive bonus for the fiscal year in which the termination occurs.  In addition, for 36 months after his termination date, we will pay the premium for his participation in our retiree medical plan, if any, in accordance with his elected coverage in place on his termination date (no retiree medical plan is currently in place so this benefit is not reflected in the table below regarding Mr. Perdue). We will also gross-up our payment of those premiums to the extent they are taxable to Mr. Perdue.

•

We also will credit Mr. Perdue with 5 additional years of continuous service under his SERP. In determining his base salary and bonus for these additional years for purposes of calculating final average compensation, we use his base salary on his termination date (or, if higher, at the time immediately prior to the change-in-control) and the greater of his actual annual incentive bonus earned in the last fiscal year prior to his termination date or his target annual incentive bonus for the fiscal year in which the termination occurs.

If any payments or benefits in connection with a change-in-control would be subject to the excise tax under federal income tax rules, we will pay an additional amount to the NEO to cover the excise tax and any resulting taxes.  However, if after receiving this payment the NEO’s after-tax benefit is not at least $25,000 more than it would be without this payment, then it will not be made and the severance and other benefits due will be reduced so that an excise tax is not incurred.

A “change-in-control” generally is deemed to occur (as more fully described in our 1998 Stock Incentive Plan, CDP/SERP Plan and in the employment agreements):

•

if any person (other than Dollar General or any of our employee benefit plans) acquires 35% or more of our voting securities (other than as a result of our issuance of securities in the ordinary course of business);

•

for purposes of our 1998 Stock Incentive Plan and our CDP/SERP Plan, if a majority of our Board members at the beginning of any consecutive 2-year period are replaced within that period without the approval of at least 2/3 of our Board members who served as directors at the beginning of the period; for all other purposes, if a majority of our Board members as of the effective date of the applicable NEO’s employment agreement (or, for Mr. Perdue, as of the effective date of the first amendment to his employment agreement) are replaced without the approval of at least 75% of our Board members who served as directors on that effective date or are replaced, even with this 75% approval, by persons who initially assumed office as a result of an actual or threatened election contest or other actual or threatened proxy solicitation other than by our Board; or

•

upon the consummation of a merger, other business combination or sale of assets of, or cash tender or exchange offer or contested election with respect to, Dollar General if less than 65% (less than a majority, for purposes of our 1998 Stock Incentive Plan and our CDP/SERP Plan) of our voting securities are held after the transaction in the aggregate by holders of our securities immediately prior to the transaction.

For purposes of our 1998 Stock Incentive Plan, a “potential change-in-control” generally is deemed to occur (as more fully described in that Plan):

•

if our shareholders approve an agreement which, if consummated, would result in a change-in-control, as described above; or

•

if any person (other than Dollar General or any of our employee benefit plans) acquires 5% or more of our voting securities (other than as a result of our issuance of securities in the ordinary course of business).

Payments to Named Executive Officers Upon Occurrence of Various Termination Events
As of February 2, 2007

Name	Voluntary Without Good Reason	Involuntary Without Cause or Voluntary With Good Reason	Involuntary With Cause	Death	Disability	Retirement	Change-in-Control
David A. Perdue
Vested Options Prior To Event	$ 4,550,000	$ 4,550,000	$ 0	$ 4,550,000	$ 4,550,000	$ 4,550,000	$ 4,550,000
Vesting of Options Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Vesting of Restricted Stock & RSUs Due to the Event	$ 0	$ 8,194,261	$ 0	$ 8,194,261	$ 8,194,261	$ 0	$ 8,194,261
SERP Benefits Prior to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
SERP Benefits Due to the Event	$ 0	$ 5,339,133	$ 0	$ 0	$ 4,289,726	$ 0	$ 5,339,133
Deferred Comp Plan Balance Prior to and After the Event	$ 355,357	$ 355,357	$ 355,357	$ 355,357	$ 355,357	$ 355,357	$ 355,357
Cash Severance	$ 0	$ 5,500,000	$ 0	$ 0	$ 0	$ 0	$ 6,600,000
Health & Welfare Continuation Payment	$ 0	$ 22,146	$ 0	$ 0	$ 0	$ 0	$ 0
Health & Welfare Continuation Gross-Up Payment To IRS	$ 0	$ 12,703	$ 0	$ 0	$ 0	$ 0	$ 0
Section 280(G) Excise Tax & Gross-Up Payment to IRS	N/A	N/A	N/A	N/A	N/A	N/A	$ 5,558,738
Life Insurance Proceeds	N/A	N/A	N/A	$ 2,750,000	N/A	N/A	N/A
Total	$ 4,905,357	$ 23,973,600	$ 355,357	$ 15,849,618	$ 17,389,344	$ 4,905,357	$ 30,597,489

David M. Tehle
Vested Options Prior To Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Vesting of Options Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Vesting of Restricted Stock & RSUs Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 386,400
SERP Benefits Prior to the Event	$ 95,114	$ 95,114	$ 95,114	$ 95,114	$ 95,114	$ 95,114	$ 95,114
SERP Benefits Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Deferred Comp Plan Balance Prior to and After the Event	$ 113,082	$ 113,082	$ 113,082	$ 113,082	$ 113,082	$ 113,082	$ 113,082
Cash Severance	$ 0	$ 1,914,000	$ 0	$ 0	$ 0	$ 0	$ 1,914,000
Health & Welfare Continuation Payment	$ 0	$ 17,168	$ 0	$ 0	$ 0	$ 0	$ 17,168
Outplacement	$ 0	$ 15,000	$ 0	$ 0	$ 0	$ 0	$ 15,000
Section 280(G) Excise Tax & Gross-Up Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$ 0
Life Insurance Proceeds	N/A	N/A	N/A	$ 1,450,000	N/A	N/A	N/A
Total	$ 208,196	$ 2,154,364	$ 208,196	$ 1,658,196	$ 208,196	$ 208,196	$ 2,540,764

Name	Voluntary Without Good Reason	Involuntary Without Cause or Voluntary With Good Reason	Involuntary With Cause	Death	Disability	Retirement	Change-in-Control
Beryl J. Buley
Vested Options Prior To Event	$ 7,250	$ 7,250	$ 0	$ 7,250	$ 7,250	$ 7,250	$ 7,250
Vesting of Options Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 21,750
Vesting of Restricted Stock & RSUs Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 439,882
SERP Benefits Prior to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
SERP Benefits Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 34,285
Deferred Comp Plan Balance Prior to and After the Event	$ 78,993	$ 78,993	$ 78,993	$ 78,993	$ 78,993	$ 78,993	$ 78,993
Cash Severance	$ 0	$ 1,897,500	$ 0	$ 0	$ 0	$ 0	$ 1,897,500
Health & Welfare Continuation Payment	$ 0	$ 10,513	$ 0	$ 0	$ 0	$ 0	$ 10,513
Outplacement	$ 0	$ 15,000	$ 0	$ 0	$ 0	$ 0	$ 15,000
Section 280(G) Excise Tax & Gross-Up Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$ 0
Life Insurance Proceeds	N/A	N/A	N/A	$ 1,437,500	N/A	N/A	N/A
Total	$ 86,243	$ 2,009,256	$ 78,993	$ 1,523,743	$ 86,243	$ 86,243	$ 2,505,173

Kathleen R. Guion
Vested Options Prior To Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Vesting of Options Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Vesting of Restricted Stock & RSUs Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 326,750
SERP Benefits Prior to the Event	$ 77,173	$ 77,173	$ 77,173	$ 77,173	$ 77,173	$ 77,173	$ 77,173
SERP Benefits Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Deferred Comp Plan Balance Prior to and After the Event	$ 112,872	$ 112,872	$ 112,872	$ 112,872	$ 112,872	$ 112,872	$ 112,872
Cash Severance	$ 0	$ 1,650,000	$ 0	$ 0	$ 0	$ 0	$ 1,650,000
Health & Welfare Continuation Payment	$ 0	$ 11,260	$ 0	$ 0	$ 0	$ 0	$ 11,260
Outplacement	$ 0	$ 15,000	$ 0	$ 0	$ 0	$ 0	$ 15,000
Section 280(G) Excise Tax & Gross-Up Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$ 0
Life Insurance Proceeds	N/A	N/A	N/A	$ 1,250,000	N/A	N/A	N/A
Total	$ 190,045	$ 1,866,305	$ 190,045	$ 1,440,045	$ 190,045	$ 190,045	$ 2,193,055

Name	Voluntary Without Good Reason	Involuntary Without Cause or Voluntary With Good Reason	Involuntary With Cause	Death	Disability	Retirement	Change-in-Control
Challis M. Lowe
Vested Options Prior To Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Vesting of Options Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Vesting of Restricted Stock & RSUs Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 310,398
SERP Benefits Prior to the Event	$ 39,235	$ 39,235	$ 39,235	$ 39,235	$ 39,235	$ 39,235	$ 39,235
SERP Benefits Due to the Event	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Deferred Comp Plan Balance Prior to and After the Event	$ 65,046	$ 65,046	$ 65,046	$ 65,046	$ 65,046	$ 65,046	$ 65,046
Cash Severance	$ 0	$ 1,353,000	$ 0	$ 0	$ 0	$ 0	$ 1,353,000
Health & Welfare Continuation Payment	$ 0	$ 11,260	$ 0	$ 0	$ 0	$ 0	$ 11,260
Outplacement	$ 0	$ 15,000	$ 0	$ 0	$ 0	$ 0	$ 15,000
Section 280(G) Excise Tax & Gross-Up Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$ 0
Life Insurance Proceeds	N/A	N/A	N/A	$ 1,025,000	N/A	N/A	N/A
Total	$ 104,281	$ 1,483,541	$ 104,281	$ 1,129,281	$ 104,281	$ 104,281	$ 1,793,939

Compensation Committee Interlocks and Insider Participation

Each of Messrs. Beré, Bottorff, Clayton, Dickson and Gee was a member of our Compensation Committee during all or a portion of fiscal 2006.  Mr. Clayton retired from our Board in May 2006.  Except for Mr. Beré, none of these persons was at any time during fiscal 2006 an officer or employee of Dollar General or any of our subsidiaries, or an officer of Dollar General or any of our subsidiaries at any time prior to fiscal 2006. Mr. Beré became our President and COO in November 2006 and resigned from the Committee immediately thereafter.  In addition, none of these persons had any relationship with Dollar General or any of our subsidiaries requiring disclosure under any paragraph of Item 404 of Regulation S-K. None of our executive officers served as a member of a compensation committee or as a director of any entity of which any of our directors served as an executive officer during fiscal 2006.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Equity Compensation Plan Information.  The following table sets forth information about securities authorized for issuance under our equity compensation plans (including individual compensation arrangements) as of February 2, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	19,705,322	$18.53	6,439,277

Equity compensation plans not approved by security holders(2)(3)	633,253	$12.68	0

Total(1)(2)	20,338,575	$18.38	6,439,277

(1)

Column (a) consists of 18,898,881 shares issuable upon exercise of outstanding options and 806,441 RSU grants under the 1998 Stock Incentive Plan, 1995 Employee Stock Incentive Plan, 1993 Employee Stock Incentive Plan and 1995 Outside Directors Stock Option Plan. RSUs are settled for shares of Dollar General common stock on a one-for-one basis. Accordingly, those units have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of 6,439,277 shares reserved for issuance pursuant to the 1998 Stock Incentive Plan (up to 2,976,831 of which remain available for issuance in the form of restricted stock or RSUs at February 2, 2007).

(2)

Column (a) consists of 500,000 shares issuable upon exercise of an outstanding option grant pursuant to the Employment Agreement, effective as of April 2, 2003, by and between Dollar General and Mr. Perdue, as well as 133,253 shares of phantom stock allocated to an employee’s or a director’s account under our CDP/SERP Plan or the DDCP (collectively, the “Deferred Plans”). The number of shares of phantom stock allocated under the Deferred Plans for each deferral is based on the fair market value of our common stock on the date on which the shares are allocated to the accounts.  The shares of phantom stock are deemed to earn any dividends declared on our common stock, and additional shares of phantom stock are allocated on the dividend payment date based on the stock’s fair market value.  Neither Mr. Perdue’s Employment Agreement nor any of the Deferred Plans have been approved by our shareholders.  The number of securities remaining available for issuance under the Deferred Plans at February 2, 2007 is not determinable, since those plans do not authorize a maximum number of securities, and is not, accordingly, included in column (c) above.  Shares of phantom stock are settled for shares of Dollar General common stock on a one-for-one basis.  Accordingly, shares of phantom stock have been excluded for purposes of computing the weighted-average exercise price in column (b).

(3)

Excludes 500,000 shares issuable upon the exercise of an outstanding option grant contemplated by Mr. Perdue’s Employment Agreement, but made under the 1998 Stock Incentive Plan. Those shares instead are included in “Equity compensation plans approved by security holders.” Mr. Perdue’s option will terminate on April 2, 2013, subject to earlier termination upon death, disability or termination of employment. If Mr. Perdue’s employment terminates due to death, disability, voluntary termination, or retirement, then the option will remain exercisable for a period of 1 year, 3 years, 3 months or 3 years, respectively, subject to earlier termination of the award in accordance with its original termination date. If we terminate Mr. Perdue’s employment for cause, the option will immediately terminate. If we terminate Mr. Perdue’s employment without cause, the option will remain exercisable for a period of 3 months, subject to earlier termination of the award in accordance with its original termination date. For a description of the material features of the Deferred Plans, please refer to Note 9 of the consolidated financial statements earlier in this report.

(b)

Security Ownership of Certain Beneficial Owners and Management.  The following table shows the amount of our common stock beneficially owned by those who, as of March 20, 2007, were known by us to beneficially own more than 5% of our common stock. Unless otherwise noted, these persons have sole voting and investment power over the shares listed. Percentage computations are based on 313,938,190 shares of our stock outstanding as of March 20, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
FMR Corp. 82 Devonshire Street Boston, MA 02109	31,450,642 *	10.02%

*

Based solely on the Schedule 13G/A filed by FMR Corp. (“FMR”) and Edward C. Johnson 3d, Chairman of FMR (“Johnson”), on February 14, 2007, the shares of common stock beneficially owned by FMR and Johnson consist of the following: (a) 31,195,620 shares beneficially owned by Fidelity Low Priced Stock Fund (the “Fund”) for which Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR, acts as an investment advisor and (b) 255,022 shares beneficially owned by various institutional accounts for which Pyramis Global Advisors Trust Company (“PGATC”), a wholly-owned subsidiary of FMR and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, serves as the investment manager.  Each of FMR, through its control of Fidelity, the Fund and Johnson has sole investment power, but no voting power, with respect to the shares owned by the Fund.  Sole power to vote or direct the voting of the Fund’s shares resides with the Fund’s Boards of Trustees.  Each of FMR, through its control of PGATC, and Johnson have sole voting power and sole investment power with respect to the shares owned by the institutional accounts served by PGATC.  Members of Johnson’s family are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR, representing 49% of the voting power of FMR.  The Johnson family group and all other FMR Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares.  Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR.

The following table shows the amount of our common stock beneficially owned, as of March 20, 2007, by our directors and NEOs individually and by our directors and all of our executive officers as a group, calculated in accordance with Rule 13d-3 of the Exchange Act under which a person generally is deemed to beneficially own a security if he has or shares voting or investment power over the security, or if he has the right to acquire beneficial ownership within 60 days. Unless otherwise noted, these persons may be contacted at our executive offices, and they have sole voting and investment power over the shares indicated. Percentage computations are based on 313,938,190 shares of our stock outstanding as of March 20, 2007.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
David L. Beré	29,444	(1)	*
Dennis C. Bottorff	50,251	(1)	*
Barbara L. Bowles	13,780	(1)	*
Reginald D. Dickson	49,313	(1)	*
E. Gordon Gee	15,938	(1)	*
Barbara M. Knuckles	19,602	(1)(2)(4)	*
David A. Perdue	1,107,872	(1)(5)	*
J. Neal Purcell	8,000	(1)(2)(3)	*
James D. Robbins	15,079	(1)(3)	*
Richard E. Thornburgh	14,000	(1)	*
David M. Wilds	221,681	(1)	*
David M. Tehle	185,880	(1)(5)	*
Beryl J. Buley	49,765	(1)	*
Kathleen R. Guion	153,623	(1)	*
Challis M. Lowe	28,657	(1)	*
All current directors and executive officers as a group (18 persons)	2,191,582	(1)(2)(3)(5)	*

*

Denotes less than 1% of class.

(1)

Excludes shares underlying RSUs held by each of the named holders, but over which they have no voting or investment power nor the right to acquire beneficial ownership within 60 days of March 20, 2007. Includes the following number of shares subject to options either currently exercisable or exercisable within 60 days of March 20, 2007 over which the person will not have voting or investment power until the options are exercised: Mr. Beré (9,444); Mr. Bottorff (23,299); Ms. Bowles (12,780); Mr. Dickson (23,568); Dr. Gee (15,938); Ms. Knuckles (17,842); Mr. Perdue (1,000,000); Mr. Robbins (9,345); Mr. Wilds (23,568); Mr. Tehle (164,375); Mr. Buley (38,950); Ms. Guion (143,900); Ms. Lowe (23,000); and all current directors and executive officers as a group (1,722,209). The shares described in this note as included in the table are considered outstanding for the purpose of computing the percentage of outstanding stock owned by each named person and by the group, but not for the purpose of computing the percentage ownership of any other person.

(2)

Does not include phantom stock allocated to the participant’s account in our DDCP or in our CDP/SERP Plan, as applicable, over which the participant exercises no voting or investment power until the underlying shares of common stock are issued.

(3)

Includes the following number of shares over which the named person shares voting or investment power:  Mr. Purcell (8,000 shares held jointly with spouse); Mr. Robbins (334 and 400 shares held jointly with spouse and adult child, respectively); and all current directors and executive officers as a group (8,734).

(4)

Excludes 100 shares held by Ms. Knuckles’ son over which she does not exercise voting or investment power.

(5)

Includes the following number of restricted shares that were unvested as of March 20, 2007 over which the named holders do not have investment power until the vesting of those shares: Mr. Perdue (31,546); Mr. Tehle (5,000); and all current directors and executive officers as a group (36,546).

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)

Director Independence.  The Board of Directors affirmatively determines the independence of each director and director nominee in accordance with guidelines it has adopted, which include all elements of independence set forth in the New York Stock Exchange listing standards as well as certain Board-adopted categorical independence standards. These guidelines are contained in our Corporate Governance Principles or, with respect to interests of less than 1% of a publicly held vendor, in our Code of Business Conduct and Ethics, each of which is posted on the “Investing—Corporate Governance” portion of our web site located at www.dollargeneral.com.

The Board first analyzes whether any director has a relationship covered by Section 303A.02(b) or Section 303A.06 of the NYSE listing standards that would prohibit an independence finding (or, with respect to Section 303A.06, would prohibit an independence finding for purposes of service on the Audit Committee only).  The Board then analyzes any relationship of a director to Dollar General or to our management that does not fall within the parameters set forth in the Board’s separately adopted categorical independence standards to determine whether or not that relationship is material. Any director who has a material relationship is not considered to be independent.

The Board has determined that one or more relationships within the categories listed below are not considered to be material. The Board may determine that a director who has a relationship that falls outside of these parameters is nonetheless independent (to the extent that the relationship would not constitute a bar to independence under the NYSE listing standards). As used in connection with these categorical standards, “immediate family member” means a director’s spouse, parents, stepparents, children, stepchildren, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than a domestic employee) who shares that director’s home.

Certain Relationships with Vendors.  A director’s independence is not impaired by the existence of any of the relationships listed below, provided in each case that the director or immediate family member, as applicable, does not participate in the actual provision of services or goods to, or negotiations with, Dollar General on the vendor’s behalf or receive any special compensation or other benefit as a result of the relationship:

•

the director is a current employee, or an immediate family member is a current executive officer, of a vendor if the amount we pay to the vendor or that the vendor pays to us in any of the vendor’s last 3 fiscal years does not exceed the greater of $1 million or 2% of the vendor’s consolidated gross revenues;

•

the director or an immediate family member serves on a vendor’s board of directors (or similar governing body);

•

an immediate family member is employed with a vendor in a capacity other than executive officer;

•

the director is a current employee, or an immediate family member is a current executive officer, of a lender if the highest amount of our aggregate indebtedness to the lender outstanding during our fiscal year does not exceed the greater of $1 million or 2% of the lender’s total consolidated assets as of its last completed fiscal year; or

•

the director or an immediate family member directly or indirectly owns less than 10% of any class of securities of a vendor if:

Ö

the amount we pay to the vendor or that the vendor pays to us in any of the vendor’s last 3 fiscal years does not exceed the greater of $1 million or 2% of the vendor’s consolidated gross revenues; and

Ö

in the case of a lender, the highest amount of our aggregate indebtedness to the lender outstanding during our fiscal year does not exceed the greater of $1 million or 2% of the lender’s total consolidated assets as of its last completed fiscal year;

provided, however, that these transaction limits do not apply in the case of ownership of less than 1% of a publicly held vendor, which in all cases is deemed immaterial.

Certain Relationships with Non-Profit Entities.  A director’s independence is not impaired by the existence of any of the relationships listed below:

•

the director is a current employee, or an immediate family member is a current executive officer, of a tax-exempt entity to which we make donations if the amount donated in the entity’s last fiscal year does not exceed the lesser of $120,000 or 2% of the entity’s consolidated gross revenues;

•

an immediate family member is employed in a capacity other than an executive officer by a tax-exempt entity to which we make donations if the amount donated in the entity’s last fiscal year does not exceed the greater of $1 million or 2% of the entity’s consolidated gross revenues; or

•

the director or an immediate family member serves as a director or trustee of a tax-exempt entity to which we make donations if the amount donated in the entity’s last fiscal year does not exceed the greater of $1 million or 2% of the entity’s consolidated gross revenues.  In addition, simultaneous service by a director or an immediate family member and a member of our management team or an immediate family member on the board of a tax-exempt entity will not preclude a director’s independence.

Certain Relationships with Auditors.  A director’s independence is not impaired by the existence of a prior relationship with our independent auditing firm or a current relationship between an immediate family member and that auditing firm as long as:

•

the director is not a current partner or employee and an immediate family member is not a current partner of that firm;

•

an immediate family member is not a current employee of that firm who participates in the audit, assurance or tax compliance (but not tax planning) practice; and

•

the director or immediate family member was not within the last 3 years a partner or employee of that firm who personally worked on our audit within that time.

Certain Compensatory Relationships.  A director’s independence is not impaired by our employment of any of the director’s immediate family members in a capacity other than executive officer if the amount of compensation does not exceed $120,000 during our fiscal year.

The Board of Directors has affirmatively determined that Messrs. Bottorff, Dickson, Gee, Purcell, Robbins, Thornburgh and Wilds, Mss. Bowles and Knuckles, but not Messrs. Perdue (our CEO) or Beré (our President and COO), are independent from our management under both the NYSE’s listing standards and our additional standards discussed above. Our Board also previously determined that Mr. Clayton, who retired from our Board in May 2006, was independent from our management during the period of time that he served as a director under both the NYSE’s listing standards and our additional standards. Any relationship between an independent director and Dollar General or our management were either encompassed by the categorical standards identified above or, in the case of Mr. Wilds discussed below, deemed to be immaterial.

The following directors had transactions or relationships that fell within one or more of the categorical standards described above. With the exception of Mr. Wilds’ relationships with a vendor, because these transactions or relationships were covered by a categorical standard, the Board did not consider them in determining that each such person is independent.

Name	Category or Type of Transaction or Arrangement

Mr. Bottorff

Relationships with non-profit entities to which we made or make donations or which served or serve as a vendor.

Joint service with one of our executive officer’s on the board of certain non-profit entities.

Ms. Bowles	None
Mr. Clayton	Relationships with an entity that served or serves as a vendor.
Mr. Dickson	Relationships with non-profit entities to which we made or make donations or which served or serve as a vendor.

Dr. Gee

Relationships with certain entities that served or serve as a vendor.

Relationships with non-profit entities to which we made or make donations or which served or serve as a vendor.

Joint service with one of our executive officers on the board of a non-profit entity.

Ms. Knuckles	Relationship with an entity that served or serves as a vendor. Relationships with non-profit entities to which we made or make donations or which served or serve as a vendor.
Mr. Purcell	Relationships with an entity that served or serves as a vendor. Relationship with a non-profit entity to which we made or make donations.
Mr. Robbins	Relationships with an entity that served or serves as a vendor.
Mr. Thornburgh	Relationships with an entity that served or serves as a vendor.
Mr. Wilds

Relationship with a non-profit entity to which we made or make donations.

Joint service with an immediate family member of one of our executive officers on the board of a non-profit entity.

Less than 1% shareholder of a privately-held entity to which we made payments for merchandise in each of the entity’s last 3 and current fiscal years that exceeded (or are expected to exceed) 2% of the entity’s consolidated gross revenues for each of those years. Mr. Wilds also served on the Board and as a less than 10% shareholder of this entity’s predecessor for a portion of 2006. Although the payments we made to the vendor exceeded 2% of its consolidated gross revenue, the payments equaled less than 0.4% of our consolidated gross revenue in each of our last 3 fiscal years.

Our Board determined that this relationship is immaterial because Mr. Wilds is a passive investor in the vendor and does not function as a part of the vendor’s management or involve himself in the operations of that company, other than the general oversight duties required of a board member during the period of time he served as such. Mr. Wild’s current attributable beneficial ownership in this vendor is approximately 0.042%.  In addition, Mr. Wilds has not exerted any influence on our merchants or other employees to conduct business with this vendor, and the vendor’s employees have not attempted to use Mr. Wilds’ relationship as leverage to gain our business or any increase in our business.

(b)

Related Party Transactions.  On an annual basis, each director and executive officer is required to complete a questionnaire that requires, among other things, disclosure of any relationship or transaction with Dollar General in which the director or executive officer, or any member of his or her immediate family (“related parties”), have a direct or indirect material interest. Our Legal Department then screens those relationships and transactions to determine which fall below the related-party transaction disclosure threshold in, or are otherwise exempt from disclosure under, Item 404 of Regulation S-K of the Exchange Act or which fall within a Board-adopted categorical independence standard (as discussed above under “Director Independence”).  Our Legal Department ensures that any identified relationship or transaction that is not exempt from disclosure under Item 404 or that does not fall within a categorical  independence standard is submitted to the Board of Directors or an appropriate Board committee for consideration under our conflict of interest or other policy as further described below.

Pursuant to our Code of Business Conduct and Ethics, the Nominating and Corporate Governance Committee reviews and resolves any conflict of interest involving directors or executive officers. In addition, if a director’s relationship or transaction falls within any of the previously discussed Board-adopted categorical standards for independence, then the director’s interest in the relationship or transaction will be deemed immaterial in the absence of other factors for purposes of both independence and related-party transaction disclosure. Finally, our Compensation Committee reviews and approves and/or ratifies all material components of executive officer compensation per its Charter and as further discussed in “Compensation Discussion and Analysis”. In fulfilling its responsibilities under its Charter to discuss with the independent auditors related-party transactions, our Audit Committee also reviews any draft disclosure in our proxy statement or Form 10-K to ensure it is consistent with the information contained in our audited financial statements.

No related parties had a material direct or indirect interest in a financial or other transaction, arrangement or relationship with us or in which we were a participant since the beginning of fiscal 2006 or which is currently planned that would require disclosure under applicable SEC regulations.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Ernst & Young LLP in connection with various audit and other services provided to us throughout fiscal 2006 and fiscal 2005:

Service	2006 Aggregate Fees Billed ($)	2005 Aggregate Fees Billed ($)

Audit Fees	2,521,920	2,410,287
Audit-Related Fees(1)	45,225	11,200
Tax Fees(2)	182,937	161,207
All Other Fees(3)	6,000	4,500

(1)

2006 fees include services relating to accounting consultations with respect to Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes,” and the sale-leaseback transaction of one of our distribution centers.  2005 fees include services relating to accounting consultations with respect to FASB Statement 123(R), “Share-Based Payment.”

(2)

Both 2006 and 2005 fees include services relating to a LIFO tax calculation and tax advisory services related to inventory, as well as international, federal, state and local tax advice.

(3)

Both 2006 and 2005 fees include a subscription fee to the auditors’ on-line accounting research tool.

The Audit Committee Charter requires that the committee pre-approve all audit and permissible non-audit services provided by our independent auditors. Where feasible, the committee considers and, when appropriate, pre-approves services at regularly scheduled meetings after disclosure by management and the auditors of the nature of the proposed services, the estimated fees (when available), and their opinions that the services will not impair the auditors’ independence. The committee has authorized its Chairman (or any committee member in the Chairman’s absence) to pre-approve (when appropriate) audit and permissible non-audit services when pre-approval is necessary prior to the next committee meeting, and such person must report to the committee at its next meeting with respect to all services so pre-approved by him or her.

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

DOLLAR GENERAL CORPORATION

Date: March 29, 2007	By:	/s/ David A. Perdue
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

Name	Title	Date

/s/ David A. Perdue	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2007
DAVID A. PERDUE

/s/ David L. Beré	President and Chief Operating Officer; Director	March 29, 2007
DAVID L. BERÉ

/s/ David M. Tehle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2007
DAVID M. TEHLE

/s/ Dennis C. Bottorff	Director	March 29, 2007
DENNIS C. BOTTORFF

/s/ Barbara L. Bowles	Director	March 29, 2007
BARBARA L. BOWLES

/s/ Reginald D. Dickson	Director	March 29, 2007
REGINALD D. DICKSON

/s/ E. Gordon Gee	Director	March 29, 2007
E. GORDON GEE

/s/ Barbara M. Knuckles	Director	March 29, 2007
BARBARA M. KNUCKLES

/s/ J. Neal Purcell	Director	March 29, 2007
J. NEAL PURCELL

/s/ James D. Robbins	Director	March 29, 2007
JAMES D. ROBBINS

/s/ Richard E. Thornburgh	Director	March 29, 2007
RICHARD E. THORNBURGH

/s/ David M. Wilds	Director	March 29, 2007
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

4.3

First Amendment to Rights Agreement, dated August 30, 2006, between Dollar General Corporation and the Rights Agent (incorporated by reference to the Company’s Registration Statement on Form 8-A (Amendment No. 1) filed September 1, 2006).

4.4

Indenture, dated as of June 21, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to the Company’s Registration Statement on Form S-4 filed August 1, 2000).

4.5

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

4.9

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

4.11

Seventh Supplemental Indenture, dated as of May 23, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).

4.12

Eighth Supplemental Indenture, dated as of July 27, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).

4.13

Ninth Supplemental Indenture, dated as of August 30, 2006, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and U.S. Bank National Association (successor to Wachovia Bank, National Association), as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2006, filed December 12, 2006).

10.1

Second Amended and Restated Revolving Credit Agreement, dated as of June 28, 2006, by and among Dollar General Corporation, the lenders from time to time parties thereto, SunTrust Bank, Bank of America, N.A., Keybank National Association, Regions Bank and U.S. Bank National Association (incorporated by reference to the Company’s Current Report on Form 8-K dated June 28, 2006, filed July 3, 2006).

10.2

First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of December 8, 2006, by and among Dollar General Corporation, the lenders from time to time parties thereto, SunTrust Bank, Bank of America, N.A., Keybank National Association, Regions Bank and U.S. Bank National Association.

10.3

1993 Employee Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the June 7, 1993, Annual Meeting of Stockholders).*

10.4

Amendment to Dollar General Corporation 1993 Employee Stock Incentive Plan, effective November 28, 2006.*

10.5

1995 Employee Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).*

10.6

1995 Outside Directors Stock Option Plan (incorporated by reference to the Company’s Proxy Statement for the June 5, 1995, Annual Meeting of Stockholders).*

10.7

1998 Stock Incentive Plan (As Amended and Restated effective as of May 31, 2006) (incorporated by reference to the Company’s Current Report on Form 8-K dated May 31, 2006, filed June 2, 2006).*

10.8

Amendment to Dollar General Corporation 1998 Stock Incentive Plan, effective November 28, 2006.*

10.9

Form of Stock Option Grant Notice in connection with option grants made pursuant to the Company’s 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.10

Form of Restricted Stock Award Agreement in connection with restricted stock grants made pursuant to the Company’s 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.11

Form of Restricted Stock Unit Award Agreement in connection with restricted stock unit grants made to officers and employees pursuant to the Company’s 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.12

Form of Restricted Stock Unit Award Agreement and Election Forms in connection with restricted stock unit grants made to outside directors pursuant to the Dollar General Corporation 1998 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2006, filed August 31, 2006).*

10.13

Dollar General Corporation CDP/SERP Plan (as amended and restated effective November 1, 2004) (incorporated by reference to the Company’s Registration Statement on Form S-8, filed November 1, 2004).*

10.14

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective November 1, 2004), executed on November 10, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed November 22, 2005).*

10.15

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective November 1, 2004), executed on November 13, 2006.*

10.16

Dollar General Corporation Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective November 1, 2004) (incorporated by reference to the Company’s Registration Statement on Form S-8, filed November 1, 2004).*

10.17

Dollar General Corporation Annual Incentive Plan (effective March 16, 2005, as approved by shareholders on May 24, 2005) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.18

Dollar General Corporation 2006 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2006, filed June 1, 2006).*

10.19

Dollar General Corporation Life Insurance Program as Applicable to Executive Officers*

10.20

Dollar General Corporation Domestic Relocation Policy for Officers.*

10.21

Summary of Outside Director Compensation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed August 25, 2005).*

10.22

Amended and Restated Employment Agreement, effective as of September 18, 2006, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2006, filed September 19, 2006).*

10.23

Supplemental Executive Retirement Plan for David A. Perdue (As Restated Effective January 1, 2005) (incorporated by reference to the Company’s Current Report on Form 8-K dated and filed January 25, 2006).*

10.24

Restricted Stock Agreement, dated April 2, 2003, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.25

Nonqualified Stock Option Agreement, dated April 2, 2003, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2003, filed May 29, 2003).*

10.26

Restricted Stock Unit Award Agreement, effective as of September 18, 2006, by and between Dollar General Corporation and David A. Perdue (incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2006, filed September 19, 2006).*

10.27

Letter of Agreement between Dollar General Corporation and David L. Beré, dated December 4, 2006. *

10.28

Employment Agreement with David M. Tehle effective April 1, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 30, 2006, filed April 5, 2006).*

10.29

Employment Agreement with Beryl J. Buley effective April 1, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated April 6, 2006, filed April 12, 2006).*

10.30

Employment Agreement with Kathleen R. Guion effective April 1, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 30, 2006, filed April 5, 2006).*

10.31

Employment Agreement with Challis M. Lowe effective April 1, 2006.*

10.32

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