Form 10-Q
period 2007-05-04
DOLLAR GENERAL CORP
filed 2007-06-07
CIK 29534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2007

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

The number of shares of common stock outstanding on June 4, 2007, was 314,875,658.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	May 4, 2007	February 2, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$204,417	$189,288
Short-term investments	27,371	29,950
Merchandise inventories	1,444,313	1,432,336
Income taxes receivable	14,624	9,833
Deferred income taxes	37,860	24,321
Prepaid expenses and other current assets	57,572	57,020
Total current assets	1,786,157	1,742,748
Net property and equipment	1,212,198	1,236,874
Deferred income taxes	12,418	-
Other assets, net	63,536	60,892
Total assets	$3,074,309	$3,040,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$7,186	$8,080
Accounts payable	484,949	555,274
Accrued expenses and other	258,090	253,558
Income taxes payable	48	15,959
Total current liabilities	750,273	832,871
Long-term obligations	260,373	261,958
Deferred income taxes	-	41,597
Other liabilities	266,886	158,341

Shareholders’ equity:
Preferred stock	-	-
Common stock	157,298	156,218
Additional paid-in capital	525,830	486,145
Retained earnings	1,114,170	1,103,951
Accumulated other comprehensive loss	(941)	(987)
Other shareholders’ equity	420	420
Total shareholders’ equity	1,796,777	1,745,747
Total liabilities and shareholders’ equity	$3,074,309	$3,040,514

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)

	For the 13 weeks ended
	May 4, 2007	May 5, 2006
Net sales	$2,275,267	$2,151,387
Cost of goods sold	1,642,207	1,567,113
Gross profit	633,060	584,274
Selling, general and administrative	577,692	502,989
Operating profit	55,368	81,285
Interest income	(2,573)	(2,450)
Interest expense	6,167	7,247
Income before income taxes	51,774	76,488
Income taxes	16,899	28,818
Net income	$34,875	$47,670

Earnings per share:
Basic	$0.11	$0.15
Diluted	$0.11	$0.15

Weighted average common shares outstanding:
Basic	313,567	313,997
Diluted	315,928	315,233

Dividends per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the 13 weeks ended
	May 4, 2007	May 5, 2006

Cash flows from operating activities:
Net income	$34,875	$47,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,451	48,778
Deferred income taxes	(4,948)	5,602
Noncash share-based compensation	3,469	1,740
Tax benefit from stock option exercises	(3,529)	(1,461)
Change in operating assets and liabilities:
Merchandise inventories	(11,977)	(161,704)
Prepaid expenses and other current assets	(552)	(12,429)
Accounts payable	(62,870)	69,467
Accrued expenses and other	25,647	6,118
Income taxes	(1,736)	(20,236)
Other	456	339
Net cash provided by (used in) operating activities	29,286	(16,116)

Cash flows from investing activities:
Purchases of property and equipment	(34,101)	(77,102)
Purchases of short-term investments	-	(10,476)
Sales of short-term investments	6,000	6,000
Purchases of long-term investments	(5,670)	(10,809)
Proceeds from sale of property and equipment	169	303
Net cash used in investing activities	(33,602)	(92,084)

Cash flows from financing activities:
Borrowings under revolving credit facility	-	116,500
Repayments of borrowings under revolving credit facility	-	(51,500)
Repayments of long-term obligations	(2,653)	(2,364)
Payment of cash dividends	(15,712)	(15,686)
Proceeds from exercise of stock options	34,281	10,934
Repurchases of common stock	-	(79,947)
Tax benefit from stock option exercises	3,529	1,461
Other financing activities	-	69
Net cash provided by (used in) financing activities	19,445	(20,533)

Net increase (decrease) in cash and cash equivalents	15,129	(128,733)
Cash and cash equivalents, beginning of period	189,288	200,609
Cash and cash equivalents, end of period	$204,417	$71,876

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$10,639	$16,344
Purchases of property and equipment under capital lease obligations	$163	$877

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by GAAP or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended February 2, 2007 for additional information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 4, 2007 and results of operations for the 13-week quarterly accounting periods ended May 4, 2007 and May 5, 2006 have been made.

Ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation, including the separate disclosure of noncash share-based compensation on the condensed consolidated statement of cash flows.

As discussed in Note 7, effective February 3, 2007, the Company changed its accounting for income taxes in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109 (“FIN 48”).

2.    Agreement and plan of merger

On March 11, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buck Holdings L.P., a Delaware limited partnership (“Parent”) and Buck Acquisition Corp., a Tennessee corporation and wholly owned subsidiary of Parent (“Merger Sub”).

     Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Merger Sub and Parent are affiliates of Kohlberg Kravis Roberts & Co., L.P. (“KKR”). Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company, other than any shares held by any wholly-owned subsidiary of the Company and any shares owned by Parent or Merger Sub or held by the Company, will be cancelled and converted into the right to receive $22.00 in cash, without interest (the “Merger Consideration”). In addition, immediately prior to the effective time of the Merger, all shares of Company restricted stock and restricted stock units will, unless otherwise agreed by the holder and Parent, vest and be converted into the right to receive the Merger Consideration. All options to acquire shares of Company common stock will vest immediately prior to the effective time of the Merger and holders of such options will, unless otherwise agreed by the holder and Parent, be entitled to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share of Company common stock subject to the option.

The Board of Directors of the Company unanimously approved the Merger Agreement and amended the Company’s Shareholder Rights Plan to exempt the Merger from that Plan’s operation.

Consummation of the Merger is not subject to a financing condition but is subject to customary closing conditions, including approval of the Merger Agreement by the Company’s shareholders, regulatory approval and other customary closing conditions. The Merger Agreement places specified restrictions on certain of the Company’s business activities, including but not limited to: acquisitions or dispositions of assets, capital expenditures, modifications of debt, leasing activities, compensatory changes, dividend increases, investments and share repurchases. The accompanying condensed consolidated financial statements do not include any financial reporting impacts related to the potential consummation of the Merger, including but not limited to potential changes in the basis of accounting and acceleration of vesting of restricted stock, stock units or options. A special meeting of shareholders has been scheduled for June 21, 2007 for the purpose of voting on the proposed merger.

Subsequent to the announcement of the Merger Agreement, the Company announced that Merger Sub has commenced a cash tender offer to purchase any and all of the Company’s $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010. The tender offer is contingent upon the closing of the Merger.

Also subsequent to the announcement of the Merger Agreement, the Company and its directors were named in seven putative class actions alleging claims for breach of fiduciary duty arising out of the proposed sale of the Company to KKR, all as described more fully under “Legal Proceedings” in Note 6 below.

3.    Strategic initiatives

In its Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2006, the Company announced it was considering modifying its historical inventory management model and accelerating its enhanced real estate strategy. The outcome of these deliberations is set forth below.

Inventory management

In November 2006, the Company’s Board of Directors approved management’s recommendation to discontinue the Company’s historical inventory packaway model by the end of fiscal 2007. With few exceptions, the Company plans to eliminate, through end-of-season and other markdowns, existing seasonal, home products and basic clothing packaway merchandise by the close of fiscal 2007 to allow for increased levels of newer, current-season merchandise. In connection with this strategic change, the Company incurred higher markdowns and writedowns on inventory in the second half of 2006 and the first quarter of 2007 than in the comparable prior-year periods. Markdowns which were expected to reduce inventory below cost were considered in the Company’s lower of cost or market estimate and recorded at such time as the utility of the underlying inventory was deemed to be impaired. During 2006, the Company recorded lower of cost or market inventory impairment estimates, which resulted in a reserve balance of approximately $45.6 million as of February 2, 2007. This reserve was reduced by $12.3 million during the first quarter of 2007, to account for sales of products with markdowns below cost, higher than anticipated shrink during the period, and adjustments to the estimates of the remaining below cost markdowns to be taken, resulting in a balance of approximately $33.3 million as of May 4, 2007. The inventory for which these impairment estimates have been recorded is expected to be sold during 2007. Markdowns which are not below cost impact the Company’s gross profit in the period in which such markdowns are taken. The amount of the below-cost inventory adjustment is based on management’s assumptions regarding the timing and adequacy of markdowns and the final adjustment may vary materially from the amount recorded depending on various factors, including timing of the execution of the plan, retail market conditions and the accuracy of assumptions used by management in developing these estimates.

Exit and disposal activities

In November 2006, the Company’s Board of Directors approved management’s recommendation to close, in addition to those stores that might be closed in the ordinary course of business, approximately 400 stores by the end of fiscal 2007 (281 of which have been closed as of May 4, 2007), and the Company has incurred or expects to incur the following pretax costs associated with the closing of these stores (in millions):

	Estimated Total (a)	Incurred in 2006	Incurred in 2007		Remaining
Lease contract termination costs (b)	$36.6	$5.7	$	$15.3	$15.6
One-time employee termination benefits	0.9	0.3		0.3	0.3
Other associated store closing costs	8.1	0.2		2.2	5.7
Inventory liquidation fees	4.6	1.6		1.5	1.5
Asset impairment & accelerated depreciation	9.0	8.3		0.3	0.4
Inventory markdowns below cost	7.8	6.7		1.1	-
Total	$67.0	$22.8	$	$20.7	$23.5

(a) Reflects estimates as of May 4, 2007, which, in total, are $6.0 million less than estimates as of February 2, 2007.
(b) Including estimated reversals of deferred rent accruals totaling $0.8 million, of which $0.1 million is reflected in 2006, $0.3 million is reflected in 2007, and $0.4 million is remaining.

Other associated store closing costs as listed in the table above primarily include the removal of any usable assets as well as real estate consulting and other services.

Liability balances related to activities discussed above for stores closed to date are as follows (in millions):

	Balance, February 2, 2007	2007 Expenses	2007 Payments and Other	Balance, May 4, 2007
Lease contract termination costs	$5.0	$15.6	$2.4	$18.2
One-time employee termination benefits	0.3	0.3	0.6	-
Other associated store closing costs	0.2	2.2	1.4	1.0
Inventory liquidation fees	0.3	1.5	1.8	-
Total	$5.8	$19.6	$6.2	$19.2

All expenses associated with exit and disposal activities are included in selling, general and administrative (“SG&A”) expenses with the exception of the below-cost inventory adjustments, which are included in cost of goods sold in the condensed consolidated statement of income for the first quarter of 2007. As noted above, the Company expects to incur additional charges in future periods when the related expenses are incurred. The estimated amount and timing of these future costs and charges are dependent on various factors, including timing of the execution of the plan, the outcome of negotiations with landlords and/or potential sublease tenants, and final inventory levels.

4.    Share-based payments

The Company has a shareholder-approved stock incentive plan under which stock options, restricted stock, restricted stock units and other equity-based awards may be granted to officers, directors and key employees. Effective February 4, 2006, the Company adopted Statement of Financial Accounting Standards 123 (Revised 2004) “Share-Based Payment,” (“SFAS 123(R)”). Under SFAS 123(R), the fair value of each option grant is separately estimated. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the 13-week periods ended May 4, 2007 and May 5, 2006 are as follows:

	13 Weeks Ended
	May 4, 2007	May 5, 2006
Expected dividend yield	0.91%	0.82%
Expected stock price volatility	18.5%	28.7%
Weighted average risk-free interest rate	4.5%	4.7%
Expected term of options (years)	5.7	5.7

For the 13-week periods ended May 4, 2007 and May 5, 2006, the fair value method of SFAS 123(R) resulted in share-based compensation expense (a component of SG&A) for outstanding stock options and a corresponding reduction of pre-tax income in the amount of $1.4 million and $1.0 million, respectively.

The Company generally issues new shares when options are exercised. A summary of stock option activity during the 13 weeks ended May 4, 2007 is as follows:

	Options Issued	Weighted Average Exercise Price
Balance, February 2, 2007	19,398,881	$18.38
Granted	1,997,198	21.15
Exercised	(2,091,451)	16.39
Canceled	(187,100)	19.90
Balance, May 4, 2007	19,117,528	$18.88

All stock options granted in the 13-week periods ended May 4, 2007 and May 5, 2006 under the terms of the Company’s stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant, were originally scheduled to vest ratably over a four-year period, and expire 10 years following the date of grant.

A summary of activity related to nonvested restricted stock and restricted stock unit awards during the 13-week period ended May 4, 2007 is as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Balance, February 2, 2007	748,631	$16.63
Granted	708,108	21.15
Vested	(94,283)	18.66
Canceled	(10,037)	20.29
Balance, May 4, 2007	1,352,419	$18.83

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

The purchase price was set at zero for all nonvested restricted stock and restricted stock unit awards in the 13-week periods ended May 4, 2007 and May 5, 2006, and such awards are scheduled to vest ratably over a three-year period from the respective grant dates. The Company recognized compensation expense relating to its nonvested restricted stock and restricted stock unit awards of approximately $2.1 million and $0.8 million in the 13-week periods ended May 4, 2007 and May 5, 2006, respectively.

The Company recognized total compensation expense relating to share-based awards of approximately $3.5 million and $1.8 million in the 2007 and 2006 periods, respectively.

Under SFAS 123(R), the benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. For the 13-week periods ended May 4, 2007 and May 5, 2006, this excess tax benefit was approximately $3.5 million and $1.5 million, respectively.

5.    Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 4, 2007
	Net Income	Shares	Per Share Amount
Basic earnings per share	$34,875	313,567	$0.11
Effect of dilutive stock awards		2,361
Diluted earnings per share	$34,875	315,928	$0.11

	13 Weeks Ended May 5, 2006
	Net Income	Shares	Per Share Amount
Basic earnings per share	$47,670	313,997	$0.15
Effect of dilutive stock awards		1,236
Diluted earnings per share	$47,670	315,233	$0.15

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share was determined based on the dilutive effect of stock options and other common stock equivalents using the treasury stock method.

6.    Commitments and contingencies

Legal proceedings

On October 10, 2005, the Company was served with a lawsuit entitled Moldoon, et al. v. Dolgencorp, Inc., et al. (Western District of Louisiana, Lake Charles Division, CV05-0852, filed May 19, 2005), filed as a putative collective action in which five current or former store managers claim to have been improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”). Plaintiffs seek injunctive relief, back wages, liquidated damages and attorneys’ fees. To date, Plaintiffs have not asked the Court to certify any class.

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the FLSA and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff’s motion. On March 23, 2007, the Court conditionally certified a nationwide class of individuals who worked for Dollar General as Store Managers since August 7, 2003. Although the number of persons who will be included in the class has not been determined, the parties have agreed to, and the Court is expected to approve, the Notice that will be sent to the class.

On May 30, 2007, the Court stayed all proceedings in the case, including the sending of the Notice, for an initial period of 60 days, during which time the Court will evaluate, among other things, a recently filed appeal in the Eleventh Circuit involving claims similar to those raised in this action. During the 60-day stay, the statute of limitations will be tolled for potential class members. At its conclusion, the Court will determine whether to extend the stay or to permit this action to proceed. Following the close of the discovery period the Company will have an opportunity to seek decertification of the class, and the Company expects to file such a motion.

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

On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH (“Calvert”)), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act and Title VII of the Civil Rights Act of 1964, as amended (“Title VII”). On March 9, 2006, the Calvert complaint was amended to include seven additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations of sex discrimination in promotional opportunities and undefined terms and conditions of employment. In addition to allegations of intentional sex discrimination, the amended Calvert complaint also alleges that the Company’s employment policies and practices have a disparate impact on females. The amended Calvert complaint seeks to proceed collectively under the Equal Pay Act and as a class under Title VII, and requests back wages, injunctive and declaratory relief, liquidated damages and attorney’s fees and costs.

At this time, it is not possible to predict whether the court will permit Calvert to proceed collectively or as a class. However, the Company believes that the case is not appropriate for class or collective treatment and believes that its policies and practices comply with the Equal Pay Act and Title VII. The Company intends to vigorously defend the action; however, no assurances can be given that the Company will be successful in its defense on the merits or otherwise. If the Company is not successful in defending the Calvert action, its resolution could have a material adverse effect on the Company’s financial statements as a whole.

On September 8, 2005, the Company received a request for information from the Environmental Protection Agency (EPA) with respect to Krazy String, a product that was offered for sale in the Company’s stores.  The EPA asserted that Krazy String contained an aerosol that included an ozone depleting substance in violation of the Clean Air Act.  On July 12, 2006, the Company agreed to an Administrative Compliance Order requiring the destruction of the Krazy String remaining in inventory.  After advising the Company that it was considering imposing a penalty in connection with Krazy String, on February 5, 2007, the EPA proposed a penalty of approximately $800,000. The Company believed that amount to be excessive under applicable EPA policies.  After additional discussions with the EPA on May 7, 2007, the Company and the EPA agreed in principle on May 31, 2007 to resolve this matter through payment by the Company of a $155,826 penalty. The Company expects to finalize this settlement within the next 90 days.

Subsequent to the announcement of the Agreement and Plan of Merger among the Company, Buck Holdings L.P. and Buck Acquisition Corp (each of Buck Holdings L.P. and Buck Acquisition Corp is an affiliate of KKR, as more fully described in Note 2), the Company and its directors were named in seven putative class actions alleging claims for breach of fiduciary duty arising out of the proposed sale of the Company to KKR.  Each of the complaints alleged, among other things, that Dollar General’s directors engaged in “self-dealing” by agreeing to recommend the transaction to the shareholders of Dollar General and that the consideration available to Dollar General shareholders in the proposed transaction is unfairly low. On motion of the plaintiffs, each of these cases was transferred to the Sixth Circuit Court for Davidson County, Twentieth Judicial District, at Nashville (the “Court”). By order April 26, 2007, the seven lawsuits were consolidated in the Court under the caption, “In re: Dollar General,” Case No. 07MD-1. On May 23, 2007, the Court entered an order requiring the plaintiffs in the consolidated actions to file a consolidated complaint within 30 days. According to the terms of the order, the consolidated complaint will supersede all previously-filed complaints. The Company believes that the foregoing lawsuit is without merit and intends to defend the action vigorously.

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

7.    Income taxes

The Company adopted the provisions of FIN 48 effective February 3, 2007. The adoption resulted in an $8.9 million decrease in retained earnings and a reclassification of certain amounts between deferred income taxes and other noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48. As of the date of adoption, the total reserve for uncertain tax benefits was $77.9 million. This reserve excludes the federal income tax benefit for the uncertain tax positions related to state income taxes, which is now included in deferred tax assets. As a result of the adoption of FIN 48, the reserve for interest expense related to income taxes was increased to $15.3 million and a reserve for potential penalties of $1.9 million related to uncertain income tax positions was recorded. As of the date of adoption, approximately $27.1 million of the reserve for uncertain tax positions would impact our effective income tax rate if we were to recognize the tax benefit for these positions.

Subsequent to the adoption of FIN 48, the Company has elected to record income tax related interest and penalties as a component of the provision for income tax expense.

In the quarter ended May 4, 2007, the Internal Revenue Service completed an examination of the Company’s federal income tax returns through fiscal year 2003 resulting in a net income tax refund. There are no unresolved issues related to this examination. In connection with this examination, the Company and the Internal Revenue Service agreed to extend the statute of limitations related to the 2003 fiscal year through October 2007.  Accordingly, the 2003 fiscal year could be subject to further examination by the Internal Revenue Service until that date, however, the Company believes that such further examination is unlikely.  Also remaining open for examination are the Company's 2004 and later fiscal years. None of the Company’s federal income tax returns are currently under examination by the Internal Revenue Service. The Company has various state income tax examinations that are currently in progress. The estimated liability related to these state income tax examinations is included in the Company’s reserve for uncertain tax positions. Generally, the Company’s tax years ended in 2004 and forward remain open for examination by the various state taxing authorities.

As of May 4, 2007, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $77.8 million, $14.2 million and $1.5 million, respectively, of which a total of $84.3 million is reflected in other noncurrent liabilities in the condensed consolidated balance sheet. The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $6.2 million in the coming twelve months as a result of the settlement of currently ongoing state income tax examinations.

The effective income tax rate for the 13-week period ended May 4, 2007 was 32.6%, or 5.1% lower than the rate of 37.7% for the 13-week period ended May 5, 2006. The decrease in the effective income tax rate was primarily due to the following: an approximate 1.2% decrease as a result of the renewal, in late 2006, of the federal laws which allow the Company to claim federal job credits for certain newly hired employees; and an approximate decrease of 6.3% in the 2007 period related to the settlement of income tax contingencies that did not occur in the 2006 period. These decreases were partially offset by the following items which increased the effective income tax rate: an approximate 0.7% increase due principally to state income tax expense resulting from state law changes in the States of New York and Texas; an approximate 0.1% increase due to lower state job related tax credits (principally job credits earned in 2006 for the Company’s South Carolina distribution center that did not reoccur in 2007); an increase of approximately 1.7% due to the post-FIN 48 inclusion of income tax related interest expense in the amount reported as income tax expense in 2007; and an increase of approximately 0.7% related to non-deductible expenses incurred in connection with the proposed Merger.

8.    Segment reporting

The Company manages its business on the basis of one reportable segment. As of May 4, 2007, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary, the assets and revenues of which are not material. The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	13 Weeks Ended
(In thousands)	May 4, 2007	May 5, 2006
Classes of similar products:
Highly consumable	$1,523,793	$1,455,984
Seasonal	336,449	309,583
Home products	215,046	211,665
Basic clothing	199,979	174,155
Net sales	$2,275,267	$2,151,387

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

The following consolidating schedules present condensed financial information on a combined basis.

(In thousands)	As of May 4, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$113,533	$90,884	$-	$204,417
Short-term investments	-	27,371	-	27,371
Merchandise inventories	-	1,444,313	-	1,444,313
Income taxes receivable	21,037	-	(6,413)	14,624
Deferred income taxes	8,626	29,234	-	37,860
Prepaid expenses and other current assets	169,257	1,130,040	(1,241,725)	57,572
Total current assets	312,453	2,721,842	(1,248,138)	1,786,157

Property and equipment, at cost	215,158	2,229,975	-	2,445,133
Less accumulated depreciation and amortization	120,377	1,112,558	-	1,232,935
Net property and equipment	94,781	1,117,417	-	1,212,198

Deferred income taxes	9,899	2,519	-	12,418
Other assets, net	2,760,254	45,982	(2,742,700)	63,536

Total assets	$3,177,387	$3,887,760	$(3,990,838)	$3,074,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$7,186	$-	$7,186
Accounts payable	1,111,885	612,082	(1,239,018)	484,949
Accrued expenses and other	29,785	231,012	(2,707)	258,090
Income taxes payable	-	6,461	(6,413)	48
Total current liabilities	1,141,670	856,741	(1,248,138)	750,273
Long-term obligations	199,853	1,636,664	(1,576,144)	260,373
Other liabilities	39,087	227,799	-	266,886

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	157,298	23,853	(23,853)	157,298
Additional paid-in capital	525,830	673,611	(673,611)	525,830
Retained earnings	1,114,170	469,092	(469,092)	1,114,170
Accumulated other comprehensive loss	(941)	-	-	(941)
Other shareholders’ equity	420	-	-	420
Total shareholders’ equity	1,796,777	1,166,556	(1,166,556)	1,796,777

Total liabilities and shareholders’ equity	$3,177,387	$3,887,760	$(3,990,838)	$3,074,309

(in thousands)	As of February 2, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL

BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$114,310	$74,978	$-	$189,288
Short-term investments	-	29,950	-	29,950
Merchandise inventories	-	1,432,336	-	1,432,336
Income tax receivable	4,896	4,937	-	9,833
Deferred income taxes	5,099	19,222	-	24,321
Prepaid expenses and other current assets	139,913	1,086,890	(1,169,783)	57,020
Total current assets	264,218	2,648,313	(1,169,783)	1,742,748

Property and equipment, at cost	213,781	2,217,030	-	2,430,811
Less accumulated depreciation and amortization	115,201	1,078,736	-	1,193,937
Net property and equipment	98,580	1,138,294	-	1,236,874
Other assets, net	2,686,697	43,622	(2,669,427)	60,892

Total assets	$3,049,495	$3,830,229	$(3,839,210)	$3,040,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$8,080	$-	$8,080
Accounts payable	1,076,028	647,153	(1,167,907)	555,274
Accrued expenses and other	13,327	242,107	(1,876)	253,558
Income taxes payable	-	15,959	-	15,959
Total current liabilities	1,089,355	913,299	(1,169,783)	832,871
Long-term obligations	199,842	1,584,526	(1,522,410)	261,958
Deferred income taxes	(793)	42,390	-	41,597
Other liabilities	15,344	142,997	-	158,341

Shareholders’ equity:
Preferred stock	-	-	-	-
Common stock	156,218	23,853	(23,853)	156,218
Additional paid-in capital	486,145	673,611	(673,611)	486,145
Retained earnings	1,103,951	449,553	(449,553)	1,103,951
Accumulated other comprehensive loss	(987)	-	-	(987)
Other shareholders’ equity	420	-	-	420
Total shareholders’ equity	1,745,747	1,147,017	(1,147,017)	1,745,747

Total liabilities and shareholders’ equity	$3,049,495	$3,830,229	$(3,839,210)	$3,040,514

(In thousands)	For the 13 weeks ended May 4, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$53,535	$2,275,267	$(53,535)	$2,275,267
Cost of goods sold	-	1,642,207	-	1,642,207
Gross profit	53,535	633,060	(53,535)	633,060
Selling, general and administrative	45,440	585,787	(53,535)	577,692
Operating profit	8,095	47,273	-	55,368
Interest income	(24,498)	(820)	22,745	(2,573)
Interest expense	4,915	23,997	(22,745)	6,167
Income before income taxes	27,678	24,096	-	51,774
Income taxes	12,342	4,557	-	16,899
Equity in subsidiaries’ earnings, net of taxes	19,539	-	(19,539)	-
Net income	$34,875	$19,539	$(19,539)	$34,875

(In thousands)	For the 13 weeks ended May 5, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$38,653	$2,151,387	$(38,653)	$2,151,387
Cost of goods sold	-	1,567,113	-	1,567,113
Gross profit	38,653	584,274	(38,653)	584,274
Selling, general and administrative	34,329	507,313	(38,653)	502,989
Operating profit	4,324	76,961	-	81,285
Interest income	(22,382)	(1,748)	21,680	(2,450)
Interest expense	3,798	25,129	(21,680)	7,247
Income before income taxes	22,908	53,580	-	76,488
Income taxes	8,412	20,406	-	28,818
Equity in subsidiaries’ earnings, net of taxes	33,174	-	(33,174)	-
Net income	$47,670	$33,174	$(33,174)	$47,670

(In thousands)	For the 13 weeks ended May 4, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$34,875	$19,539	$(19,539)	$34,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,448	45,003	-	50,451
Deferred income taxes	(4,158)	(790)	-	(4,948)
Noncash share-based compensation	3,469	-	-	3,469
Tax benefit from stock option exercises	(3,529)	-	-	(3,529)
Equity in subsidiaries’ earnings, net	(19,539)	-	19,539	-
Change in operating assets and liabilities:
Merchandise inventories	-	(11,977)	-	(11,977)
Prepaid expenses and other current assets	(764)	212	-	(552)
Accounts payable	(3,913)	(58,957)	-	(62,870)
Accrued expenses and other	4,868	20,779	-	25,647
Income taxes	(12,638)	10,902	-	(1,736)
Other	(486)	942	-	456
Net cash provided by operating activities	3,633	25,653	-	29,286

Cash flows from investing activities:
Purchases of property and equipment	(3,849)	(30,252)	-	(34,101)
Sales of short-term investments	-	6,000	-	6,000
Purchases of long-term investments	-	(5,670)	-	(5,670)
Proceeds from sale of property and equipment	50	119	-	169
Net cash used in investing activities	(3,799)	(29,803)	-	(33,602)

Cash flows from financing activities:
Repayments of long-term obligations	(138)	(2,515)	-	(2,653)
Payment of cash dividends	(15,712)	-	-	(15,712)
Proceeds from exercise of stock options	34,281	-	-	34,281
Changes in intercompany note balances, net	(22,571)	22,571	-	-
Tax benefit from stock option exercises	3,529	-	-	3,529
Net cash provided by (used in) financing activities	(611)	20,056	-	19,445

Net increase (decrease) in cash and cash equivalents	(777)	15,906	-	15,129
Cash and cash equivalents, beginning of period	114,310	74,978	-	189,288
Cash and cash equivalents, end of period	$113,533	$90,884	$-	$204,417

(In thousands)	For the 13 weeks ended May 5, 2006
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$47,670	$33,174	$(33,174)	$47,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,287	43,491	-	48,778
Deferred income taxes	(171)	5,773	-	5,602
Noncash share-based compensation	1,740	-	-	1,740
Tax benefit from stock option exercises	(1,461)	-	-	(1,461)
Equity in subsidiaries’ earnings, net	(33,174)	-	33,174	-
Change in operating assets and liabilities:
Merchandise inventories	-	(161,704)	-	(161,704)
Prepaid expenses and other current assets	(4,115)	(8,314)	-	(12,429)
Accounts payable	11,294	58,173	-	69,467
Accrued expenses and other	5,845	273	-	6,118
Income taxes	(1,269)	(18,967)	-	(20,236)
Other	67	272	-	339
Net cash provided by (used in) operating activities	31,713	(47,829)	-	(16,116)

Cash flows from investing activities:
Purchases of property and equipment	(2,754)	(74,348)	-	(77,102)
Purchases of short-term investments	(6,000)	(4,476)	-	(10,476)
Sales of short-term investments	6,000	-	-	6,000
Purchases of long-term investments	-	(10,809)	-	(10,809)
Proceeds from sale of property and equipment	136	167	-	303
Net cash used in investing activities	(2,618)	(89,466)	-	(92,084)

Cash flows from financing activities:
Borrowings under revolving credit facility	116,500	-	-	116,500
Repayments of borrowings under revolving credit facility	(51,500)	-	-	(51,500)
Repayments of long-term obligations, net	234	(2,598)	-	(2,364)
Payment of cash dividends	(15,686)	-	-	(15,686)
Proceeds from exercise of stock options	10,934	-	-	10,934
Repurchases of common stock	(79,947)	-	-	(79,947)
Changes in intercompany note balances, net	(121,536)	121,536	-	-
Tax benefit from stock option exercises	1,461	-	-	1,461
Other financing activities	68	1	-	69
Net cash provided by (used in) financing activities	(139,472)	118,939	-	(20,533)

Net decrease in cash and cash equivalents	(110,377)	(18,356)	-	(128,733)
Cash and cash equivalents, beginning of period	110,410	90,199	-	200,609
Cash and cash equivalents, end of period	$33	$71,843	$-	$71,876

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Accounting Periods. We follow the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2007 and 2006, which represent 52-week fiscal years ending or ended February 1, 2008 and February 2, 2007, respectively. Consequently, references to quarterly accounting periods for 2007 and 2006 contained herein refer to 13-week accounting periods. This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the notes thereto. It also should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosure set forth in Part II, Item 1A of this report.

Purpose of Discussion. We intend for this discussion to provide the reader with information that will assist in understanding our company and the critical economic factors that affect our company. In addition, we hope to help the reader understand our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Proposed Merger. On March 11, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buck Holdings L.P. (“Parent”) and Buck Acquisition Corp. (“Merger Sub”), affiliates of Kohlberg Kravis Roberts & Co. (“KKR”), whereby Merger Sub will be merged with and into us (the “Merger”). In the event the Merger is consummated, we will continue as the surviving corporation and as a wholly owned subsidiary of Parent. A special meeting of shareholders has been scheduled for June 21, 2007 for the purpose of voting on the proposed merger.

Executive Overview

The nature of our business is moderately seasonal. Primarily because of sales of holiday-related merchandise, sales in the fourth quarter have historically been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

For the quarter ended May 4, 2007, we had net income of $34.9 million, or $0.11 per diluted share compared to net income of $47.7 million, or $0.15 per diluted share for the quarter ended May 5, 2006. In summary, revenues increased by $123.9 million in the 2007 period, or 5.8%, aided by new stores and a same-store sales increase of 2.4%, while gross profit increased $48.8 million, or 8.4%, resulting in a 0.7% increase in gross profit as a percentage of sales as compared to the prior year period. The increase in gross profit was offset by an increase in selling, general and administrative expenses of $74.7 million, or 2.0% as a percentage of sales, including expenses of approximately $29.6 million relating to the closings of underperforming stores and expenses of $6.1 million incurred in connection with the proposed Merger. See detailed discussions below for additional comments on financial performance in the current year period as compared with the prior year period.

Since the approval of the Merger by our Board of Directors, our management team has been working with representatives from KKR on further evaluating our strategic and operating initiatives. To date, we have not made significant changes to our operating initiatives and plans in place.

We have made significant progress in our efforts, first announced in November 2006, to minimize the amount of merchandise in our stores that we carry over to subsequent periods (“packaway”). We identified the targeted packaway inventories in 2006 and launched programs to sell-through this inventory, eliminating over half of the targeted merchandise by the end of fiscal 2006. As of May 4, 2007, approximately $100 million of such merchandise, at cost, remains to be sold. We are on schedule to achieve our plans with regard to the sale of existing packaway inventories by the end of fiscal 2007. We also plan to sell virtually all current-year non-replenishable merchandise by taking end-of-season markdowns to permit increased levels of newer, current-season merchandise in the future.

Also in November 2006, we announced significant changes to our real estate strategy, including our intention to close, by the end of fiscal 2007, approximately 400 stores that do not meet our revised real estate criteria. As of May 4, 2007, we have closed 281 of the targeted stores, 153 of which were closed in the first quarter of 2007. In addition to store closings, our current plans are to remodel or relocate approximately 200 stores and to decelerate new store openings to approximately 300 new stores in fiscal 2007. In the first quarter, we opened 124 new stores, closed 171 stores, remodeled 25 stores and relocated 15 stores. The majority of these new, remodeled and relocated stores are in our new “racetrack” store layout.

We estimate that we will recognize total pre-tax selling, general and administrative (“SG&A”) charges associated with the elimination of the targeted packaway inventories and the closing of these 400 under-performing stores of approximately $102.6 million. Of this total, approximately $29.6 million was reflected in our results of operations in the first quarter of 2007 and $33.4 million was reflected in the third and fourth quarters of 2006, as follows (in millions):

	Estimated Total	Incurred in 2006	Incurred in 2007		Remaining
Lease contract termination costs	$36.6	$5.7	$	$15.3	$15.6
One-time employee termination benefits	0.9	0.3		0.3	0.3
Other associated store closing costs	8.1	0.2		2.2	5.7
Inventory liquidation fees	4.6	1.6		1.5	1.5
Asset impairment & accelerated depreciation	9.0	8.3		0.3	0.4
Other costs (a)	43.4	17.3		10.0	16.1
Total	$102.6	$33.4	$	$29.6	$39.6

(a) Includes incremental store labor, advertising and other costs.

The remaining costs outlined in the table above are currently expected to be incurred during 2007, with the majority expected to be incurred in the second quarter. However, the amount and timing of these costs and charges as well as the amount of below-cost inventory estimates and adjustments may vary materially depending on various factors, including timing in the execution of the plan, the outcome of negotiations with landlords and/or potential sublease tenants, the accuracy of assumptions used by management in developing these estimates, final inventory levels, the timing and adequacy of markdowns, and retail market conditions.

We expect markdowns from retail to continue at higher than historical levels as we sell through the remaining packaway inventory. We currently expect the gross profit rate to sales to be in the following ranges: 27 to 28 percent in fiscal 2007, 28 to 29 percent in fiscal 2008 and 29 to 30 percent in fiscal 2009. We expect to increase our sales mix of merchandise categories with higher gross profit rates, such as home, apparel and seasonal merchandise, as we become increasingly able to improve our merchandise assortments and stock our stores with more current inventory. Achievement of our gross profit targets is contingent upon this expected sales mix improvement as well as effective inventory management and reductions in inventory shrink and damages.

In addition to the strategic initiatives discussed above, we are now increasingly focused on generating increased cash flows and improving profitability and we are in the early stages of implementing certain targeted retail practices which are expected to positively impact our gross profit, sales productivity and capital efficiency, including:

•	Better merchandising and category management, SKU rationalization and space reallocation with an increased focus on gross margin, returns per square foot and shrink reduction;

•	Optimizing our real estate strategies by establishing a comprehensive real estate review program based on new processes and technology directed with a more disciplined approach;

•	Implementing zone pricing across our store base;

•	Increasing foreign direct sourcing;

•	Increasing private label penetration with greater consistency; and

•	Improving distribution and transportation logistics.

Results of Operations

The following table contains results of operations data for the first 13 weeks of each of 2007 and 2006, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2007 vs. 2006
(amounts in millions, excluding per share amounts)	May 4, 2007	May 5, 2006	Amount change	% change
Net sales by category:
Highly consumable	$1,523.8	$1,456.0	$67.8	4.7%
% of net sales	66.97%	67.68%
Seasonal	336.4	309.6	26.9	8.7
% of net sales	14.79%	14.39%
Home products	215.0	211.7	3.4	1.6
% of net sales	9.45%	9.84%
Basic clothing	200.0	174.2	25.8	14.8
% of net sales	8.79%	8.10%
Net sales	$2,275.3	$2,151.4	$123.9	5.8%
Cost of goods sold	1,642.2	1,567.1	75.1	4.8
% of net sales	72.18%	72.84%
Gross profit	633.1	584.3	48.8	8.3
% of net sales	27.82%	27.16%
Selling, general and administrative	577.7	503.0	74.7	14.9
% of net sales	25.39%	23.38%
Operating profit	55.4	81.3	(25.9)	(31.9)
% of net sales	2.43%	3.78%
Interest income	(2.6)	(2.5)	(0.1)	5.0
% of net sales	(0.11)%	(0.11)%
Interest expense	6.2	7.2	(1.1)	(14.9)
% of net sales	0.27%	0.34%
Income before income taxes	51.8	76.5	(24.7)	(32.3)
% of net sales	2.28%	3.56%
Income taxes	16.9	28.8	(11.9)	(41.4)
% of net sales	0.74%	1.34%
Net income	$34.9	$47.7	$(12.8)	(26.8)%
% of net sales	1.53%	2.22%

Diluted earnings per share	$0.11	$0.15	$0.04	(26.7)%
Weighted average diluted shares	315.9	315.2	0.7	0.2

13 WEEKS ENDED MAY 4, 2007 AND MAY 5, 2006

Net Sales. The $123.9 million increase in net sales resulted from opening 104 net new stores since May 5, 2006, and a same-store sales increase of 2.4% for the 2007 period compared to the 2006 period. The increase in same-store sales accounted for approximately $50.3 million of the increase in sales while stores opened since the end of the first quarter of 2006 were the primary contributor to the remaining $73.6 million sales increase during the 2007 period.

We monitor our sales internally by the four major categories noted above: highly consumable, seasonal, home products and basic clothing. Generally, over the past several years, sales in the highly consumable category have become a greater percentage of our overall sales mix while the sales of home products and basic clothing have declined as a percentage of total sales, which has had a negative impact on our gross profit. We believe the shift has been caused in part by changes in customers’ needs and also by our efforts to attract and retain customers by broadening consumable product offerings and including more recognizable brands. We are pleased with the sales of our higher margin seasonal and basic clothing categories in the first quarter of 2007, recognizing that these increases were aided by markdowns taken in connection with our efforts to eliminate packaway inventories and to sell through new merchandise in the current season. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate. Maintaining an appropriate sales mix among the four categories is an integral part of achieving our gross profit and sales goals.

A portion of our same-store sales increase in the 2007 period compared to the 2006 period was attributable to increased sales in the highly consumable, seasonal, and basic clothing categories, which had overall increases of $67.8 million, or 4.7%, $26.9 million, or 8.7%, and $25.8 million, or 14.8%, respectively. Same-store sales were also positively impacted by an increase in the average dollar value of transactions during the period. We believe that future same-store sales growth is dependent upon an increase in the number of customer transactions as well as an increase in the dollar value of the average transaction.

Gross Profit. Our gross profit rate, as a percent of sales, increased by 66 basis points in the 2007 period as compared with the 2006 period due to a number of factors, including but not limited to: an increase in markups on purchases during the period; a reduction in receipts during the 2007 period as compared to the 2006 period in the highly consumable category, which generally has lower average markups; and higher sales (as a percentage of total sales) in our seasonal and basic clothing categories, which generally have higher average markups. These factors were partially offset by lower average markups on our beginning inventory in the 2007 period as compared with the 2006 period, and an increase in our shrink rate, expressed in retail dollars as a percentage of sales, to 3.64% in the 2007 period compared to 3.31% in the 2006 period. The gross profit rate was also unfavorably impacted by higher markdowns in the 2007 period, which were partially offset by a reduction of our lower of cost or market inventory impairment estimate at the end of the first quarter of 2007.

Selling, General and Administrative (“SG&A”) Expense. The increase in SG&A expense as a percentage of sales in the 2007 period as compared with the 2006 period was due to a number of factors, including but not limited to increases in the following expense categories: lease contract termination costs (increased $15.1 million) due primarily to the closing of 153 stores in the current year period related to the strategic real estate initiatives discussed above; professional fees (increased 193.7%) due primarily to fees associated with the proposed Merger and strategic initiatives; repairs and maintenance (increased 47.7%) due to increased store maintenance, including activity associated with the strategic initiatives; a $5.1 million increase in SG&A expenses resulting from hurricane-related insurance recoveries during the prior year period; incentive compensation expense (increased 88.7%) which is based upon our operating performance and changes to our 2007 bonus plan; health benefits costs (increased 46.0%) due primarily to increased claims; and store occupancy costs (increased 9.1%) primarily due to rising average monthly rentals associated with our leased store locations. These increases were partially offset by a 9.1% reduction in insurance costs primarily related to workers’ compensation due to the impact of changes in estimate of loss development factors and a 3.1% decline in depreciation and amortization expense due primarily to reduced depreciation on leasehold improvements.

Interest Income. Interest income was relatively constant in the 2007 period compared to the 2006 period, as increased earnings on short-term investments of approximately $0.9 million, primarily due to higher average investment balances, were offset by a $0.9 million decline in interest income in 2007 compared to 2006 due to the second quarter 2006 acquisition of the entity which held legal title to and from which we formerly leased the South Boston distribution center (“DC”), and the related elimination of the notes receivable which represented debt issued by this entity.

Interest Expense. The decrease in interest expense in the 2007 period compared to the 2006 period is due primarily to a decrease of $1.2 million on financing obligations which were related to the acquisition of the South Boston DC and were eliminated in 2006 as described above and a decrease in interest related to income tax contingencies of $1.0 million which, subsequent to the adoption of FIN 48, is now included in income tax expense. In the 2006 period, we increased our interest expense related to income tax contingencies in response to changes in anticipated state tax audit settlements. These decreases were partially offset by a reduction in capitalized interest expense of $1.2 million.

Income Taxes. The effective income tax rate for the 13-week period ended May 4, 2007 was 32.6%, or 5.1% lower than the rate of 37.7% for the 13-week period ended May 5, 2006. The decrease in the effective income tax rate was primarily due to the following: an approximate 1.2% decrease as a result of the renewal, in late 2006, of the federal laws which allow us to claim federal job credits for certain newly hired employees; and an approximate decrease of 6.3% in the 2007 period related to the settlement of income tax contingencies that did not occur in the 2006 period. These decreases were partially offset by the following items which increased the effective income tax rate: an approximate 0.7% increase due principally to state income tax expense resulting from state law changes in the States of New York and Texas; an approximate 0.1% increase due to lower state job related tax credits (principally job credits earned in 2006 for our South Carolina distribution center that did not reoccur in 2007); an increase of approximately 1.7% due to the post-FIN 48 inclusion of income tax related interest expense in the amount reported as income tax expense in 2007; and an increase of approximately 0.7% related to non-deductible expenses incurred in connection with the proposed Merger.

Recently Adopted Accounting Standard

We adopted the provisions of FIN 48 effective February 3, 2007. The adoption resulted in an $8.9 million decrease in retained earnings and a reclassification of certain amounts between deferred income taxes and other noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48. As of the date of adoption, the total reserve for uncertain tax benefits was $77.9 million. This reserve excludes the federal income tax benefit for the uncertain tax positions related to state income taxes which is now included in deferred tax assets. As a result of the adoption of FIN 48, the reserve for interest expense related to income taxes was increased to $15.3 million and a reserve for potential penalties of $1.9 million related to uncertain income tax positions was recorded. As of the date of adoption, approximately $27.1 million of the reserve for uncertain tax positions would impact our effective income tax rate if we were to recognize the tax benefit for these positions.

Subsequent to the adoption of FIN 48, the Company has elected to record income tax related interest and penalties as a component of the provision for income tax expense.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments. At May 4, 2007, we had total debt (including the current portion of long-term obligations) of $267.6 million and $204.4 million of cash and cash equivalents, compared with total debt of $270.0 million and $189.3 million of cash and cash equivalents at February 2, 2007. Our net debt position remained relatively constant during the first 13 weeks of 2007 due to the factors outlined below.

Our inventory balance represented approximately 47% of our total assets as of May 4, 2007. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Inventory turns, calculated on a rolling annualized basis using balances from each quarter, were 4.3 times for the period ended May 4, 2007 compared to 4.1 times for the period ended May 5, 2006 (a 53-week period).

As described in Note 6 to the Condensed Consolidated Financial Statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity. We also have certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates”. Estimates of these contingent liabilities are included in our Condensed Consolidated Financial Statements. However, future negative developments could have a material adverse effect on our liquidity.

We have a credit facility with a maximum commitment of $400 million (with the ability to increase to $500 million upon our mutual agreement with the lenders) that expires in June 2011. In addition to revolving loans, the credit facility includes a $15 million swingline loan sub-limit and a $75 million letter of credit sub-facility. Outstanding swingline loans and letters of credit reduce the borrowing capacity under the credit facility. At May 4, 2007, we had no outstanding borrowings and $23.8 million in letters of credit outstanding under the credit facility and were in compliance with all financial covenants contained in the credit facility.

We have $200 million (principal amount) of 8 5/8% unsecured notes due June 15, 2010. This indebtedness was incurred to assist in funding our growth. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. On June 4, 2007, we announced that Merger Sub has commenced a cash tender offer to purchase any and all of these notes in connection with the anticipated Merger. The tender offer is contingent upon the closing of the Merger.

Significant terms of our outstanding debt obligations could have an effect on our ability to incur additional debt financing. Our credit facility contains financial covenants, which include limits on certain debt to cash flow ratios, a fixed charge coverage test, and minimum allowable consolidated net worth. Our credit facility also places certain specified limitations on secured and unsecured debt. Our outstanding notes discussed above place certain specified limitations on secured debt and place certain limitations on our ability to execute sale-leaseback transactions.

At May 4, 2007 and February 2, 2007, we had commercial letter of credit facilities totaling $200.0 million, of which $57.9 million and $116.1 million, respectively, were outstanding for the funding of imported merchandise purchases.

We believe that our existing cash balances, anticipated cash flows from operations, our credit facility, and our anticipated ongoing access to the capital markets, if necessary, will be sufficient to meet our foreseeable liquidity and capital resource needs.

Cash flows from operating activities. The most significant components of the change in cash flows from operating activities in the 2007 period as compared to the 2006 period were changes in inventory balances, which increased by 1% overall during the first quarter of 2007 compared to an 11% overall increase during the first quarter of 2006. Significant changes in inventory levels occurred in the highly consumable category, which increased by 2% in the 2007 period as compared to a 15% increase in the 2006 period; the seasonal category, which increased by 2% in the 2007 period as compared to a 16% increase in the 2006 period; and the home products category, which declined by 7% in the 2007 period as compared to a 6% increase in the 2006 period. Related to and partially offsetting the changes in inventory balances were offsetting changes in accounts payable balances. The $62.9 million decline in accounts payable balances during the 2007 period was primarily due to a seasonal reduction in import merchandise payables. The decline in net income, as described in more detail above, partially offset the increase in cash flows from operating activities in the 2007 period as compared to the 2006 period.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2007 period included the following approximate amounts: $15 million for new stores; $5 million for improvements and upgrades to existing stores; $3 million for distribution and transportation-related capital expenditures; and $2 million for systems-related capital projects. During the 2007 period, we opened 124 new stores, remodeled 25 stores and relocated 15 stores.

Significant components of our property and equipment purchases in the 2006 period included the following approximate amounts: $22 million for the EZstore project (an initiative designed to improve inventory flow from DCs to consumers); $17 million for new stores; $15 million for distribution and transportation-related capital expenditures; and $9 million for capital projects in existing stores. During the 2006 period, we opened 182 new stores.

Net sales of short-term investments of $6.0 million and purchases of long-term investments of $5.7 million during the 2007 period, and net purchases of short-term and long-term investments of $4.5 million and $10.8 million, respectively, during the 2006 period relate primarily to our captive insurance subsidiary.

Capital expenditures for the 2007 fiscal year are projected to be approximately $180 to $200 million. We anticipate funding our 2007 capital requirements with cash flows from operations and our credit facility, if necessary.

Cash flows from financing activities. We had no borrowings under our credit facility in the 2007 period and borrowings, net of repayments, of $65.0 million during the 2006 period. We repurchased approximately 4.5 million shares of our common stock during the 2006 period at a total cost of $79.9 million. We paid cash dividends of $15.7 million, or $0.05 per share, on outstanding common stock during each of the 2007 and 2006 periods. These uses of cash were offset by proceeds from the exercise of stock options of $34.3 and $10.9 million, respectively, during the 2007 and 2006 periods.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In addition to the estimates presented below, there are other items within our financial statements that require estimation but are not deemed critical as defined below. We believe these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

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

Factors that reduce potential distortion include the use of historical experience in estimating the shrink provision, as discussed below, and the utilization of an independent statistician to assist in the LIFO sampling process and index formulation. As part of this process, we also perform an inventory-aging analysis for determining obsolete inventory. Our policy is to write down inventory to an LCM value based on various management assumptions including estimated below-cost markdowns and sales required to liquidate such aged inventory in future periods. Inventory is reviewed on a quarterly basis and adjusted as appropriate to reflect write-downs determined to be necessary. The estimated amount of the below-cost inventory write-downs for the strategic merchandising initiatives discussed above in the “Executive Overview” is based on management’s assumptions regarding the timing and adequacy of markdowns and the final adjustment may vary materially from the estimate depending on various factors, including timing of the execution of the plan, retail market conditions and the accuracy of assumptions used by management in developing these estimates.

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

Impairment of Long-lived Assets. We review the carrying value of all long-lived assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment stores open more than two years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based primarily upon future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value.

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

Contingent Liabilities - Income Taxes. Income tax reserves are determined using the methodology established by the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109 (“FIN 48”). FIN 48, which was adopted by the Company as of February 3, 2007, requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of May 4, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of May 4, 2007.

(b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) identified in connection with the evaluation of our internal control over financial reporting as required by Exchange Act Rule 13a-15(d) that occurred during the quarter ended May 4, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Some of the statements in our reports are not statements of historical fact; instead, they are what are known as “forward-looking statements” that may or may not come to fruition. Certain of the discussions in this report and in the documents incorporated by reference into this report may express or imply projections of revenues or expenditures; plans and objectives for future operations, growth or initiatives (such as the proposed merger; expectations regarding certain planned real estate and merchandising strategic and operational changes and their related timing, charges and cost estimates and anticipated results and benefits; the expected number of new store openings, relocations and remodels; our gross profit rate; the expected sale of inventory and our plans with respect to product assortment, inventory levels and the impact of seasonality; and other potential initiatives and plans referred to in “Results of Operations - Executive Overview”); expected future economic performance; the expected outcome or impact of pending or threatened litigation; our anticipated effective tax rate; or the anticipated levels of borrowings under our amended credit facility and the expected use of those funds. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements concerning matters that involve risks and uncertainties that may cause actual results to differ materially from those projected. Forward-looking statements generally may be identified through the use of words such as “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions.

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

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007.

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

Our plans depend significantly on initiatives designed to improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely. We have had, and expect to continue to have, initiatives (such as those relating to marketing, advertising, merchandising, promotions and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to improve our results of operations and financial condition. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management’s estimates could adversely affect our results of operations and financial condition. Please reference the discussion of the initiatives in the “Executive Overview” portion of Management’s Discussion and Analysis.

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

Our current insurance program may expose us to unexpected costs and negatively affect our profitability. Historically, our insurance coverage has reflected deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime and some natural disasters. If we incur these losses, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for losses up to the amount of our deductibles. If we experience a greater number of these losses than we anticipate, our profitability could be adversely affected.

Litigation may adversely affect our business, financial condition and results of operations. Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. Please see Note 6 to the consolidated financial statements for further details regarding certain of these pending matters.

In addition, from time to time, third parties may claim that our trademarks or product offerings infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time-consuming and distracting for executive management, result in costly litigation, cause changes to our private label offerings or delays in introducing new private label offerings, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

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

•	uncertainty about the effect of the merger may adversely affect our credit rating and our relationships with our employees, suppliers and other persons with whom we have business relationships;

•	certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed; and

•	under certain circumstances, if the merger is not completed, we may be required to pay the buyer a termination fee of up to $225 million.

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

These provisions, either alone, or in combination with each other, give our current directors and executive officers a substantial ability to influence the outcome of a proposed acquisition of our company. These provisions would apply even if an acquisition or other significant corporate transaction was considered beneficial by some of our shareholders. If a change in control or change in management is delayed or prevented by these provisions, the market price of our securities could decline.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of the Company’s common stock made during the quarter ended May 4, 2007 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
02/03/07-02/28/07	232	$17.16	-	$500,000,000
03/01/07-03/31/07	629	$21.18	-	$500,000,000
04/01/06-05/04/07	4,201	$21.15	-	$500,000,000
Total	5,062	$20.97	-	$500,000,000

(a) Includes 891 shares purchased in open market transactions in satisfaction of our obligations under certain employee benefit plans and 4,171 shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock.

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

DOLLAR GENERAL CORPORATION

Date: June 7, 2007	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Agreement and Plan of Merger, dated as of March 11, 2007, by and among Buck Holdings, L.P., Buck Acquisition Corp., and Dollar General Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2007, filed March 12, 2007).

10.2	Second Amendment to Rights Agreement, dated as of March 12, 2007, between Dollar General Corporation and Registrar and Transfer Company, as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2007, filed March 13, 2007).

10.3	Dollar General Corporation 2007 TeamShare Bonus Program for Named Executive Officers.

10.4	Form of Restricted Stock Unit Award Agreement and Election Forms in connection with restricted stock unit grants made to outside directors pursuant to the Dollar General Corporation 1998 Stock Incentive Plan.

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32	Certifications of CEO and CFO under 18 U.S.C. 1350.