Form 10-K
period 2008-02-01
DOLLAR GENERAL CORP
filed 2008-03-28
CIK 29534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2008

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated Filer	[X]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The aggregate fair market value of the registrant’s common stock outstanding and held by non-affiliates as of August 3, 2007 was $663,400, all of which was owned by employees of the registrant and not traded on a public market. For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 555,481,897 shares of common stock outstanding on March 17, 2008.

INTRODUCTION

General

This report contains references to years 2008, 2007, 2006, 2005, 2004 and 2003, which represent fiscal years ending or ended January 30, 2009, February 1, 2008, February 2, 2007, February 3, 2006, January 28, 2005, and January 30, 2004, respectively.  All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Forward Looking Statements

“Forward-looking statements” within the meaning of the federal securities laws are included throughout this report, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” among others. You can identify these statements because they are not solely statements of historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions that concern our strategy, plans or intentions. For example, all statements relating to our estimated and projected earnings, costs, expenditures, cash flows and financial results, our plans and objectives for future operations, growth or initiatives, or the expected outcome or impact of pending or threatened litigation are forward-looking statements.

All forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the impact of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements are disclosed under “Risk Factors” in Part I, Item 1A and elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”). All written and oral forward-looking statements we make in the future are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate all of our forward-looking statements in the context of these risks and uncertainties.

The important factors referenced above may not contain all of the material factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1.	BUSINESS

General

We are the largest discount retailer in the United States by number of stores, with 8,222 stores located in 35 states, primarily in the southern, southwestern, midwestern and eastern United States, as of February 29, 2008.  We serve a broad customer base and offer a focused assortment of everyday items, including basic consumable merchandise and other home, apparel and seasonal products.  A majority of our products are priced at $10 or less and approximately 30% of our products are priced at $1 or less.

We offer a compelling value proposition for our customers based on convenient store locations, easy in and out shopping and quality name brand and private label merchandise at highly competitive everyday low prices. We believe our combination of value and convenience distinguishes us from other discount, convenience and drugstore retailers, who typically focus on either value or convenience. Our business model is focused on strong and sustainable sales growth, attractive margins and limited maintenance capital expenditure and working capital needs, which results in significant cash flow from operations (before interest).

We were founded in 1939 as J.L. Turner and Son, Wholesale.  We opened our first dollar store in 1955, when we were first incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc.  We changed our name to Dollar General Corporation in 1968 and reincorporated as a Tennessee corporation in 1998.

We have expanded rapidly in recent years, increasing our total number of stores from 5,540 as of February 1, 2002, to 8,229 as of February 2, 2007, an 8.2% compounded annual growth rate (“CAGR”).  Over the same period, we grew our net sales from $5.3 billion to $9.2 billion (11.5% CAGR), driven by growth in number of stores as well as same store sales growth. In the fourth quarter of fiscal 2006, we announced our plans to slow new store growth in 2007 and to close approximately 400 stores in order to improve our profitability and to enable us to focus on improving the performance of existing stores. In 2007, we opened 365 new stores and closed 400 stores. We also relocated or remodeled 300 existing stores. We generated net sales in 2007 of $9.5 billion, an increase of 3.5% over 2006, including a same-store sales increase of 2.1%.

Merger with KKR

On July 6, 2007, we completed a merger (the “Merger”) in which our former shareholders received $22.00 in cash, or approximately $6.9 billion in total, for each share of our common stock held. In addition, fees and expenses related to the Merger and the related financing transactions totaling $102.6 million, principally consisting of investment banking fees, management fees, legal fees and stock compensation expense ($39.4 million), are reflected in the 2007 results of operations. As a result of the Merger, we are a subsidiary of Buck Holdings, L.P. (“Parent”), a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR” or “Sponsor”). KKR, GS Capital Partners VI

Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), Citi Private Equity, Wellington Management Company, LLP, CPP Investment Board (USRE II) Inc., and other equity co-investors (collectively, the “Investors”) indirectly own a substantial portion of our capital stock through their investment in Parent.

The Merger consideration was funded through the use of our available cash, cash equity contributions from the Investors, equity contributions of certain members of our management and the debt financings discussed below. Our outstanding common stock is now owned by Parent and certain members of management. Our common stock is no longer registered with the Securities and Exchange Commission (“SEC”) and is no longer traded on a national securities exchange.

We entered into the following debt financings in conjunction with the Merger:

·	We entered into a credit agreement and related security and other agreements consisting of a $2.3 billion senior secured term loan facility, which matures on July 6, 2014 (the “Term Loan Facility”).

·
We entered into a credit agreement and related security and other agreements consisting of a senior secured asset-based revolving credit facility of up to $1.125 billion (of which $432.3 million was drawn at closing and $132.3 million was paid down on the same day), subject to borrowing base availability, which matures July 6, 2013 (the “ABL Facility” and, with the Term Loan Facility, the “New Credit Facilities”).

·	We issued $1.175 billion aggregate principal amount of 10.625% senior notes due 2015, which mature on July 15, 2015, and $725 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017, which mature on July 15, 2017. We repurchased $25 million of the 11.875%/12.625% senior subordinated toggle notes due 2017 in the fourth quarter of fiscal 2007.

Overall Business Strategy

Our mission is “Serving Others.” To carry out this mission, we have developed a business strategy of providing our customers with a focused assortment of everyday low priced merchandise in a convenient, small-store format.

Our Customers.  In general, we locate our stores and base our merchandise selection on the needs of households seeking value and convenience, with an emphasis on rural and small markets. However, much of our merchandise, intended to serve the basic consumable, household, apparel and seasonal needs of these targeted customers, also appeals to a much broader and higher income customer base.

Our Stores. The traditional Dollar General® store has, on average, approximately 6,900 square feet of selling space and generally serves customers who live within five miles of the store.  Of our 8,222 stores operating as of February 29, 2008, more than half serve communities with populations of 20,000 or less.  We believe that our target customers prefer the convenience of a small, neighborhood store with a focused merchandise assortment at value prices. Our Dollar General Market® stores are larger than the average Dollar General store, having on average approximately 17,000 square feet of selling space, and carry, among other items, an expanded assortment of grocery products and perishable items.  As of February 29, 2008, we operated 57 Dollar General Market stores.

Our Merchandise.  Our merchandising strategy combines a low-cost operating structure with a focused assortment of products, consisting of quality basic consumable, household, apparel and seasonal merchandise at competitive everyday low prices. Our strategic combination of name brands, quality private label products and other great value brands allows us to offer our customers a compelling value proposition. We believe our merchandising strategy and focused assortment generate frequent repeat customer purchases and encourage customers to shop at our stores for their everyday household needs.

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

Our Cost Controls. We aggressively manage our overhead cost structure and typically seek to locate stores in neighborhoods where rental and operating costs are relatively low.  Our stores typically have low fixed costs, with lean staffing of usually two to three employees in the store at any time.  In 2005 and 2006, we implemented “EZstoreTM”, our initiative designed to improve inventory flow from our distribution centers, or DCs, to consumers. EZstore has allowed us to reallocate store labor hours to more customer-focused activities, improving the work content in our stores.

We also attempt to control operating costs by implementing new technology when feasible, including improvements in recent years to our store labor scheduling and store replenishment systems in addition to other improvements to our supply chain and warehousing systems.

Recent Strategic Initiatives—Project Alpha.  In 2007, we executed strategic initiatives launched in the fourth quarter of 2006 aimed at improving our merchandising and real estate strategies, which we refer to collectively as “Project Alpha.” Project Alpha was based upon a comprehensive analysis of the performance of each of our stores and the impact of our inventory management model on our ability to effectively serve our customers.

The execution of this merchandising initiative has moved us away from our traditional inventory packaway model, where unsold seasonal, apparel and home products inventory items were stored on-site and returned to the sales floor to be sold year after year, until the items were eventually sold, damaged or discarded.  Project Alpha is an attempt to better meet our customers’ needs and to ensure an appealing, fresh merchandise selection. In connection with this initiative, in fiscal 2007 we began taking end-of-season markdowns on current-year non-replenishable merchandise. With limited and planned exceptions, we eliminated, through end-of-season and other markdowns, our seasonal, home products and basic clothing packaway merchandise and out of season current year merchandise by the end of fiscal 2007. In addition to allowing us to carry newer, fresher merchandise, particularly in our seasonal, apparel and home categories, we believe this strategy change has enhanced the appearance of our stores and will continue to positively impact customer satisfaction as well as our store employees’ ability to manage stores.

Project Alpha also encompassed significant improvements to our real estate practices. We are fully integrating the functions of site selection, lease renewals, relocations, remodels and store closings and have defined and are implementing rigorous analytical processes for decision-making in those areas. As a first step in our initiative to revitalize our store base, we performed a comprehensive real estate review resulting in the identification of approximately 400 underperforming stores, all of which we closed by mid-2007. These closings were in addition to stores that are typically closed in the normal course of business, which over the last 10 years constituted approximately 1% to 2% of our store base per year. We believe our rate of store closings should return to historic levels in 2008 and future years.  While we believe we have significant opportunities for future store growth, we have moderated our new store growth rate to enable us to focus on improving the performance of existing stores. Those efforts include increasing the number of store remodels and relocations in order to improve productivity and enhance the shopping experience for our customers.

As a result of opening new stores and remodeling existing stores, as of February 29, 2008, over 1,000 stores are operating in our racetrack format, which is designed with improved merchandise adjacencies and wider, more open aisles to enhance the overall guest shopping experience. We plan to continue to enhance this new store layout to further drive sales growth and margin enhancements through improved merchandising.

Our Industry

We compete in the deep discount segment of the U.S. retail industry. Our competitors include traditional “dollar stores,” as well as other retailers offering discounted convenience items. The “dollar store” sector differentiates itself from other forms of retailing in the deep discount segment by offering consistently low prices in a convenient, small-store format. Unlike other formats that have suffered with the rise of Wal-Mart and other discount supercenters, the “dollar store” sector has grown despite the presence of the discount supercenters.  We believe it is our substantial convenience advantage, at prices comparable to those of supercenters, that allows Dollar General to compete so effectively.

We believe that there is considerable room for growth in the “dollar store” sector. According to AC Nielsen, “dollar stores” have been able to increase their penetration across all income brackets in the last 6 years. Though traditional “dollar stores” have high customer penetration, according to Information Resources, Inc. “IRI,” the sector as a whole accounts for only approximately 1.2% of total consumer product goods spending, which we believe leaves ample room for growth. Our merchandising initiatives are aimed at increasing our stores’ share of customer spending.

See “Our Competitive Strengths” and “Competition” below for additional information regarding our competitive situation.

Our Competitive Strengths

Market Leader in an Attractive Sector with a Growing Customer Base.  We are the largest discount retailer in the U.S. by number of stores, with 8,222 stores in 35 states as of February 29, 2008.  We are the largest player in the U.S. small box deep discount segment, with sales in excess of 1.4 times that of our nearest competitor in 2007.  We believe we are well positioned to further increase our market share as we continue to execute our business strategy and implement our operational initiatives.  Our target customers are those seeking value and convenience.  According to Nielsen Media Research as of mid-2007, approximately 64% of households shopped at least once at a discount store (up from 59% in 2001).

Consistent Sales Growth and Strong Cash Flow Generation. For 18 consecutive years, we have experienced positive annual same store sales growth.  Approximately two-thirds of our net sales come from the sale of consumable products, which are less susceptible to economic pressures (such as increased fuel costs and unemployment), with the remaining one-third comprised mainly of seasonal, basic clothing and home products which are subject to little trend or fashion risk.  We have a low cost operating model with attractive operating margins, low capital expenditures and low working capital needs, resulting in generation of significant cash flow from operations (before interest).

Differentiated Value Proposition. Our ability to deliver highly competitive everyday low prices in a convenient location and shopping format provides our customers with a compelling shopping experience and distinguishes us from other discount retailers, as well as convenience and drugstore retailers.

Compelling Unit Economics.  The traditional Dollar General store size, design and location requires an initial investment of approximately $250,000 including inventory. The low initial investment and maintenance capital expenditures, when combined with strong average unit volumes, provide for a quick recovery of store start-up costs.  The ability of our stores to generate strong cash flows with minimal investment results in a short payback period.

Efficient Supply Chain.  We believe our distribution network is an integral component of our efforts to reduce transportation expenses and effectively support our growth.  In recent years, we have made significant investments in technological improvements and upgrades which have increased our efficiency and capacity to support our merchandising and operations initiatives as well as future store growth.

Experienced and Motivated Management Team.  In January 2008, we hired Richard Dreiling, who has 38 years of retail experience, to serve as our Chief Executive Officer.  Over the past two years we strengthened our management team with the hiring of David Beré, our President and Chief Operating Officer. We also replaced a majority of our senior merchandising and real estate teams.  In connection with the Merger, we entered into agreements with certain members of management pursuant to which they elected to invest in Dollar General in an aggregate amount of approximately $10.4 million.

Seasonality

Our business is seasonal to a certain extent.  Generally, our highest sales volume occurs in the fourth quarter, which includes the Christmas selling season, and the lowest occurs in the first quarter.  In addition, our quarterly results can be affected by the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as the timing of certain holidays. We purchase substantial amounts of inventory in the third quarter and incur higher shipping costs and higher payroll costs in anticipation of the increased sales activity during the fourth quarter.  In addition, we carry merchandise during our fourth quarter that we do not carry during the rest of the year, such as gift sets, holiday decorations, certain baking items, and a broader assortment of toys and candy.

The following table reflects the seasonality of net sales, gross profit, and net income (loss) by quarter for each of the quarters of the current fiscal year as well as each of the quarters of the two most recent fiscal years. All of the quarters reflected below are comprised of 13 weeks with the exception of the fourth quarter of our fiscal year ended February 3, 2006, which was comprised of 14 weeks.

(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended February 1, 2008(a)
Net sales	$2,275.3	$2,347.6	$2,312.8	$2,559.6
Gross profit(b)	633.1	623.2	646.8	740.4
Net income (loss)(b)	34.9	(70.1)	(33.0)	55.4

Year Ended February 2, 2007
Net sales	2,151.4	2,251.1	2,213.4	2,554.0
Gross profit(b)	584.3	611.5	526.4	646.0
Net income (loss)(b)	47.7	45.5	(5.3)	50.1

Year Ended February 3, 2006
Net sales	1,977.8	2,066.0	2,057.9	2,480.5
Gross profit	563.3	591.5	579.0	730.9
Net income	64.9	75.6	64.4	145.3

(a)
For comparison purposes, the 2nd quarter includes the results of operations for Buck Acquisition Corp. for the period prior to the Merger from March 6, 2007 (its formation) through July 7, 2007 (reflecting the change in fair value of interest rate swaps), and the 2nd quarter reflects the combination of pre-Merger and post-Merger results of Dollar General Corporation for the period from May 5, 2007 through August 3, 2007. We believe this presentation provides a more meaningful understanding of the underlying business.

(b)
Results for the 3rd and 4th quarters of 2006 and all quarters of 2007 reflect the impact of Recent Strategic Initiatives as discussed in further detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Merchandise

We separate our merchandise into the following four categories for reporting purposes: highly consumable, seasonal, home products, and basic clothing. Highly consumable consists of packaged food, candy, snacks and refrigerated products, health and beauty aids, home cleaning supplies and pet supplies; seasonal consists of seasonal and other holiday-related items, toys, stationery and hardware; and home products consists of housewares and domestics. The percentage of net sales of each of our four categories of merchandise for the period indicated below was as follows:

	2007	2006	2005
Highly consumable	66.5%	65.7%	65.3%
Seasonal	15.9%	16.4%	15.7%
Home products	9.2%	10.0%	10.6%
Basic clothing	8.4%	7.9%	8.4%

Our home products and seasonal categories typically account for the highest gross profit margin, and the highly consumable category typically accounts for the lowest gross profit margin.

We currently maintain approximately 5,400 core stock-keeping units, or SKUs, per store and an additional 3,000 non-core SKUs that get rotated in and out of the store over the course of a year.  In 2007, we reduced the number of non-core SKUs.

We purchase our merchandise from a wide variety of suppliers. Approximately 12% of our purchases in 2007 were from The Procter & Gamble Company.  Our next largest supplier accounted for approximately 6% of our purchases in 2007.  We directly imported approximately 9% of our purchases at cost (15% at retail) in 2007.

The Dollar General Store

The average Dollar General store has approximately 6,900 square feet of selling space and is typically operated by a manager, an assistant manager and two or more sales clerks.  Approximately 47% of our stores are located in strip shopping centers, 51% are in freestanding buildings and 2% are in downtown buildings. We attempt to locate primarily in small towns or in neighborhoods of more densely populated areas where occupancy expenses are relatively low.

We generally have not encountered difficulty locating suitable store sites in the past, and management does not currently anticipate experiencing material difficulty in finding future suitable locations.

Our recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed	Net Store Increase/(Decrease)	Stores at End of Year
2005	7,320	734	125(a)	609	7,929
2006	7,929	537	237(b)	300	8,229
2007	8,229	365	400(b)	(35)	8,194

(a)	Includes 41 stores closed as a result of hurricane damage.
(b)	Includes 128 stores in 2006 and 275 stores in 2007 closed as a result of certain recent strategic initiatives.

Employees

As of February 29, 2008, we employed approximately 71,500 full-time and part-time employees, including divisional and regional managers, district managers, store managers, and DC and administrative personnel.  Management believes our relationship with our employees is generally good, and we currently are not a party to any collective bargaining agreements.

Competition

We operate in the discount retail merchandise business, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service.  We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate and many of them engage in extensive advertising and marketing efforts. Our direct competitors in the dollar store retail category include Family Dollar, Dollar Tree, Fred’s, 99 Cents Only and various local, independent operators. Competitors from other retail categories include Wal-Mart Walgreens, CVS, Rite Aid, Target and Costco, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do.

The dollar store category differentiates itself from other forms of retailing by offering consistently low prices in a convenient, small-store format. We believe that our prices are competitive due in part to our low cost operating structure and the relatively limited assortment of products offered. Historically, we have minimized labor by offering fewer price points and a reliance on simple merchandise presentation. We maintain strong purchasing power due to our leadership position in the dollar store retail category and our focused assortment of merchandise.

Trademarks

Through our subsidiary, Dollar General Merchandising, Inc., we own marks that are registered with the United States Patent and Trademark Office, including the trademarks Dollar General®, Dollar General Market®, Clover Valley®, American Value®, DG Guarantee® and the Dollar General price point designs, along with certain other trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks.  Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

Available Information

Our Web site address is www.dollargeneral.com. We make available through this address, without charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed or furnished to the SEC.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a degree of risk. Persons buying our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In addition, the risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, financial condition or results of operations. In any such case, the trading price of our securities could decline or we may not be able to make payments of principal and interest on our outstanding notes, and you may lose all or part of your original investment.

The fact that we have substantial debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding debt securities.

We have substantial debt which could have important consequences, including:

·	making it more difficult for us to make payments on our outstanding debt;

·	increasing our vulnerability to general economic and industry conditions;

·
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

·	exposing us to the risk of interest rate fluctuations as certain of our borrowings bear interest based on market interest rates;

·	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

·	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

In addition, the borrowings under our New Credit Facilities bear interest at variable rates and other debt we incur also could be variable-rate debt.  If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow.  While we have and may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.  We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our New Credit Facilities and the indentures governing our debt securities.  If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our New Credit Facilities and the indentures governing our debt securities contain various covenants that limit our ability to engage in specified types of transactions.  These covenants limit our and our restricted subsidiaries’ ability to, among other things:

·	incur additional indebtedness, issue disqualified stock or issue certain preferred stock;

·	pay dividends and make certain distributions, investments and other restricted payments;

·	create certain liens or encumbrances;

·	sell assets;

·	enter into transactions with our affiliates;

·	limit the ability of restricted subsidiaries to make payments to us;

·	merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and

·	designate our subsidiaries as unrestricted subsidiaries.

A breach of any of these covenants could result in a default under the agreement governing such indebtedness.  Upon our failure to maintain compliance with these covenants, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit thereunder.  If the lenders under such indebtedness accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our other indebtedness, including our outstanding debt securities.  We have pledged a significant portion of our assets as collateral under our New Credit Facilities.  If we were unable to repay those amounts, the lenders under our New Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. Additional borrowings under the ABL Facility will, if excess availability under that facility is less than a certain amount, be subject to the satisfaction of a specified financial ratio.  Our ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio and other covenants.

General economic factors may adversely affect our financial performance.

General economic conditions in one or more of the markets we serve may adversely affect our financial performance. A general slowdown in the economy, higher interest rates, higher than expected fuel and other energy costs, inflation, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, tightening of the credit markets, and other economic factors could adversely affect consumer demand for the products we sell, change our sales mix of products to one with a lower average gross profit and result in slower inventory turnover and greater markdowns on inventory. Higher interest rates, higher commodities rates, higher fuel and other energy costs, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rate fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors increase our cost of sales and selling, general and administrative expenses, and otherwise adversely affect the operations and operating results of our stores.

Our plans depend significantly on initiatives designed to improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely.

We have had, and expect to continue to have, initiatives (such as those relating to marketing, merchandising, promotions, sourcing, shrink, private label, store operations and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to improve our results of operations and financial condition. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management’s estimates could adversely affect our results of operations and financial condition.

Because our business is seasonal to a certain extent, with the highest volume of net sales during the fourth quarter, adverse events during the fourth quarter could materially affect our financial statements as a whole.

We generally recognize our highest volume of net sales during the Christmas selling season, which occurs in the fourth quarter of our fiscal year. In anticipation of this holiday, we purchase substantial amounts of seasonal inventory and hire many temporary employees. A seasonal merchandise inventory imbalance could result if for any reason our net sales during the Christmas selling season were to fall below either seasonal norms or expectations. If for any reason our fourth quarter results were substantially below expectations, our financial performance and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise. Lower than anticipated sales in the Christmas selling season would also negatively affect our ability to absorb the increased seasonal labor costs.

We face intense competition that could limit our growth opportunities and adversely impact our financial performance.

The retail business is highly competitive. We operate in the discount retail merchandise business, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. This competitive environment subjects us to the risk of adverse impact to our financial performance because of the lower prices, and thus the lower margins, required to maintain our competitive position. Also, companies operating in the discount retail merchandise sector (due to customer demographics and other factors) may have limited ability to increase prices in response to increased costs (including vendor price increases). This limitation may adversely affect our margins and financial performance. We compete for customers, employees, store sites, products and services and in other important aspects of our business with many other local, regional and national retailers. We compete with retailers operating discount, mass merchandise, grocery, drug, convenience, variety and other specialty stores. Certain of our competitors have greater financial, distribution, marketing and other resources than we do. These other competitors compete in a variety of ways, including aggressive promotional activities, merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. If we fail to respond effectively to competitive pressures and changes in the retail markets, it could adversely affect our financial performance. See “Business—Our Industry, —Competitive Strengths, and —Competition” for additional discussion of our competitive situation.

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

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events, such as civil unrest in countries in which our suppliers are located and acts of terrorism, or similar disruptions could adversely affect our operations and financial performance. These events could result in physical damage to one or more of our properties, increases in fuel (or other energy) prices, the temporary or permanent closure of one or more of our stores or distribution centers, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These events also can have indirect consequences such as increases in the costs of insurance following a destructive hurricane season. These factors could otherwise disrupt and adversely affect our operations and financial performance.

Risks associated with the domestic and foreign suppliers from whom our products are sourced could adversely affect our financial performance.

The products we sell are sourced from a wide variety of domestic and international suppliers. Approximately 12% of our purchases in 2007 were from The Procter & Gamble Company. Our next largest supplier accounted for approximately 6% of our purchases in 2007. We directly imported approximately 9% of our purchases at cost in 2007, but many of our domestic vendors directly import their products or components of their products. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, merchandise quality or safety issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import are beyond our control. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. Disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance. In addition, our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers’ lack of understanding of U.S. product liability or other laws, which may make it more likely that we may be required to respond to claims or complaints from customers as if we were the manufacturer of the products. As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase.

We are dependent on attracting and retaining qualified employees while also controlling labor costs.

Our future performance depends on our ability to attract, retain and motivate qualified employees. Many of these employees are in entry-level or part-time positions with historically high rates of turnover. Availability of personnel varies widely from location to location. Our ability to meet our labor needs generally, including our ability to find qualified personnel to fill positions that become vacant at our existing stores and distribution centers, while controlling our labor costs, is subject to numerous external factors, including the level of competition for such personnel in a given market, the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, prevailing wage rates and changes in minimum wage laws, changing demographics, health and other insurance costs and changes in employment legislation. Increased turnover also can have significant indirect costs, including more recruiting and training needs, store disruptions due to management changeover and potential delays in new store openings or adverse customer reactions to inadequate customer service levels due to personnel shortages. Competition for qualified employees exerts upward pressure on wages paid to attract such personnel. In addition, to the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. Our ability to pass along those costs is constrained.

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

Our growth is dependent on both increases in sales in existing stores and the ability to open new stores. Our ability to timely open new stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the absence of occupancy delays; the ability to negotiate favorable lease terms; the ability to hire and train new personnel, especially store managers; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. In addition, many of these factors affect our ability to successfully relocate stores. Many of these factors are beyond our control. In addition, our substantial debt, particularly combined with the recent tightening of the credit markets, has made it more difficult for our real estate developers to obtain loans for our build-to-suit stores and to locate investors for those properties after they have been developed. If this trend continues, it could materially adversely impact our ability to open build-to-suit stores in desirable locations.

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

Some of our new stores will be located in areas where we have existing units. Although we have experience in these markets, increasing the number of locations in these markets may cause us to over-saturate markets and temporarily or permanently divert customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

We are dependent upon the smooth functioning of our distribution network, the capacity of our distribution centers, and the timely receipt of inventory.

We rely upon the ability to replenish depleted inventory through deliveries to our distribution centers from vendors and from the distribution centers to our stores by various means of transportation, including shipments by sea and truck. Labor shortages in the transportation industry and/or labor inefficiencies associated with certain “driver hours of service” regulations adopted by the Federal Motor Carriers Safety Administration could negatively affect transportation costs. In addition, long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect our business.

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

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our financial performance.

Our business is subject to numerous federal, state and local regulations. Changes in these regulations, particularly those governing the sale of products, may require extensive system and operating changes that may be difficult to implement and could increase our cost of doing business. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, in addition to reputational damage.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Historically, our insurance coverage has reflected deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime and some natural disasters. If we incur these losses, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for losses up to the amount of our deductibles. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See Part I, Item 3 “Legal Proceedings” for further details regarding certain of these pending matters.

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

The Investors control us and may have conflicts of interest with us now or in the future.

The Investors indirectly own, through their investment in Parent, a substantial portion of our common stock.  As a result, the Investors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders regardless of whether others believe that any such transactions are in our own best interests.  For example, the Investors could cause us to make acquisitions that increase the amount of indebtedness that is secured or that is senior to our outstanding debt securities or to sell assets, which may impair our ability to make payments under our outstanding debt securities.

Additionally, the Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.  The Investors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.  So long as the Investors, or other funds controlled by or associated with the Investors, continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Investors will continue to be able to strongly influence or effectively control our decisions.

ITEM 2.	PROPERTIES

As of February 29, 2008, we operated 8,222 retail stores located in 35 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	446	Nebraska	80
Arizona	51	New Jersey	22
Arkansas	224	New Mexico	42
Colorado	19	New York	223
Delaware	24	North Carolina	467
Florida	415	Ohio	465
Georgia	464	Oklahoma	271
Illinois	306	Pennsylvania	393
Indiana	302	South Carolina	316
Iowa	170	South Dakota	12
Kansas	144	Tennessee	403
Kentucky	300	Texas	969
Louisiana	326	Utah	9
Maryland	57	Vermont	3
Michigan	238	Virginia	243
Minnesota	16	West Virginia	149
Mississippi	256	Wisconsin	88
Missouri	309

Most of our stores are located in leased premises.  Individual store leases vary as to their terms, rental provisions and expiration dates.  The majority of our leases are relatively low-cost, short-term leases (usually with initial or primary terms of three to five years) often with multiple renewal options. We also have stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of between 7 and 10 years with multiple renewal options. In recent years, an increasing percentage of our new stores have been subject to build-to-suit arrangements. In 2007, approximately 70% of our new stores were build-to-suit arrangements.

As of February 29, 2008, we operated nine distribution centers, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, KY	1959	720,000	948
Ardmore, OK	1994	1,310,000	1,147
South Boston, VA	1997	1,250,000	779
Indianola, MS	1998	820,000	885
Fulton, MO	1999	1,150,000	1,093
Alachua, FL	2000	980,000	735
Zanesville, OH	2001	1,170,000	1,113
Jonesville, SC	2005	1,120,000	728
Marion, IN	2006	1,110,000	794

We lease the distribution centers located in Oklahoma, Mississippi and Missouri and own the other six distribution centers. Approximately 7.25 acres of the land on which our Kentucky distribution center is located is subject to a ground lease. We lease additional temporary warehouse space as necessary to support our distribution needs.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information.  Our outstanding common stock is privately held, and there is no established public trading market for our common stock. There were approximately 145 shareholders of record of our common stock as of March 17, 2008.

Our Board of Directors declared a quarterly dividend in the amount of $0.05 per share:

·	payable on or before April 20, 2006 to common shareholders of record on April 6, 2006;

·	payable on or before July 20, 2006 to common shareholders of record on July 6, 2006;

·	payable on or before October 19, 2006 to common shareholders of record on October 5, 2006;

·	payable on or before January 18, 2007 to common shareholders of record on January 4, 2007; and

·	payable on or before April 19, 2007 to common shareholders of record on April 5, 2007.

Our Board of Directors did not declare a dividend thereafter.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of the restrictions on our ability to pay dividends.

Unregistered Sales of Equity Securities.  In connection with the Merger, our officer-level employees were offered the opportunity to roll over portions of their equity and/or stock options and to purchase additional equity of Dollar General.  In connection with such opportunity, on July 6, 2007 these individuals purchased a total of 635,207 shares of common stock having an aggregate value of approximately $3,176,035 and exchanged a total of 2,225,175 stock options outstanding prior to the Merger for 1,920,543 vested options to purchase shares of common stock (the “Rollover Options”) in the surviving company (the “Rollover”). The Rollover Options remain outstanding in accordance with the terms of the governing stock incentive plan and grant agreements pursuant to which the holder originally received the stock option grants. However, immediately after the Merger, the exercise price and number of shares underlying the Rollover Options were adjusted as a result of the Merger and the exercise price for all of the options was adjusted to $1.25 per option.

We subsequently offered certain other employees a similar investment opportunity to participate in our common equity.  As a result, on September 20, 2007 and October 5, 2007, we sold 15,000 shares and 558,000 shares, respectively, of our common stock to those employees for a purchase price of $5 per share.

In connection with the investment discussed above and the Merger, our Board of Directors adopted a new stock incentive plan pursuant to which certain of our officer-level and other employees also were granted, on July 6, 2007, September 20, 2007 and October 5, 2007, respectively, new non-qualified stock options to purchase 13,110,000 shares, 130,000 shares and 4,150,000 shares of our common stock at a per share exercise price of $5, which represented the fair market value of one share of our common stock on the grant date.  Effective January 21, 2008, our Board also granted to our CEO, Mr. Dreiling, non-qualified stock options to purchase 2.5 million shares of our common stock pursuant to the terms of the new stock incentive plan. All of these new options expire no later than 10 years following the grant date.  In addition, half of the options will vest ratably on each of the five anniversaries of July 6, 2007 solely based upon continued employment over that time period, while the other half of the options will vest based both upon continued employment and upon the achievement of predetermined performance annual or cumulative financial-based targets over time which coincide with our fiscal year. The options also have certain accelerated vesting provisions upon a change in control or initial public offering, as defined in the new incentive plan.

Effective January 21, 2008, our Board also granted to Mr. Dreiling 890,000 shares of restricted common stock pursuant to the terms of the new stock incentive plan. The restricted stock will vest on the last day of our 2011 fiscal year if Mr. Dreiling remains employed by us through that date. The restricted stock also has certain accelerated vesting provisions upon a change in control, initial public offering, termination without cause or due to death or disability, or resignation for good reason, all as defined in Mr. Dreiling’s employment agreement.

The share issuances, the Rollover Options and the new option and restricted stock grants described above were effected without registration in reliance on (1) the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), because the sales did not involve any public offering, (2) Rule 701 promulgated under the Securities Act for shares that were sold under a written compensatory benefit plan or contract for the participation of our employees, directors, officers, consultants and advisors, and (3) Regulation S promulgated under the Securities Act relating to offerings of securities outside of the United States.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of Dollar General Corporation as of the dates and for the periods indicated.  The selected historical statement of operations data and statement of cash flows data for the fiscal years ended February 1, 2008, February 2, 2007 and February 3, 2006, and balance sheet data as of February 1, 2008 and February 2, 2007 have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended January 28, 2005 and January 30, 2004 and balance sheet data as of February 3, 2006, January 28, 2005, and January 30, 2004 presented in this table have been derived from audited consolidated financial statements not included in this report.

As a result of the Merger, purchase accounting, and a new basis of accounting beginning on July 7, 2007, the 2007 financial reporting periods presented below include the 22-week Predecessor period of the Company from February 3, 2007 to July 6, 2007 and the 30-week Successor period, reflecting the merger of the Company and Buck Acquisition Corp. (“Buck”) from July 7, 2007 to February 1, 2008.  Buck’s results of operations for the period from March 6, 2007 to July 6, 2007 (prior to the Merger on July 6, 2007) are also included in the consolidated financial statements for the periods described above, where applicable, as a result of certain derivative financial instruments entered into by Buck prior to the Merger as further described below.  Other than these financial instruments, Buck had no assets, liabilities, or operations prior to the Merger. The fiscal years presented from 2003 to 2006 reflect the Predecessor.

Due to the significance of the Merger and related transactions that occurred in 2007, the 2007 Successor financial information may not be comparable to that of previous periods presented in the accompanying table.

The information set forth below should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

(Amounts in millions, excluding number of stores and net sales per square foot)

		Predecessor

	Successor		Fiscal Year Ended
	July 7, 2007 through February 1, 2008 (1)	February 3, 2007 through July 6, 2007	February 2, 2007 (2)	February 3, 2006 (3)	January 28, 2005	January 30, 2004
Statement of Operations Data:
Net sales	$5,571.5	$3,923.8	$9,169.8	$8,582.2	$7,660.9	$6,872.0
Cost of goods sold	3,999.6	2,852.2	6,801.6	6,117.4	5,397.7	4,853.9
Gross profit	1,571.9	1,071.6	2,368.2	2,464.8	2,263.2	2,018.1
Selling, general and administrative (4)	1,324.5	960.9	2,119.9	1,903.0	1,706.2	1,510.1
Transaction and related costs	1.2	101.4	-	-	-	-
Operating profit	246.1	9.2	248.3	561.9	557.0	508.0
Interest income	(3.8)	(5.0)	(7.0)	(9.0)	(6.6)	(4.1)
Interest expense	252.9	10.3	34.9	26.2	28.8	35.6
Loss on interest rate swaps	2.4	-	-	-	-	-
Loss on debt retirement, net	1.2	-	-	-	-	-
Income (loss) before taxes	(6.6)	4.0	220.4	544.6	534.8	476.5
Income tax expense (benefit)	(1.8)	12.0	82.4	194.5	190.6	177.5
Net income (loss)	$(4.8)	$(8.0)	$137.9	$350.2	$344.2	$299.0

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$239.6	$201.9	$405.4	$555.5	$391.5	$514.1
Investing activities	(6,848.4)	(66.9)	(282.0)	(264.4)	(259.2)	(256.7)
Financing activities	6,709.0	25.3	(134.7)	(323.3)	(245.4)	(43.3)
Total capital expenditures	(83.6)	(56.2)	(261.5)	(284.1)	(288.3)	(140.1)
Other Financial and Operating Data:
Same store sales growth	1.9%	2.6%	3.3%	2.2%	3.2%	4.0%
Number of stores (at period end)	8,194	8,205	8,229	7,929	7,320	6,700
Selling square feet (in thousands at period end)	57,376	57,379	57,299	54,753	50,015	45,354
Net sales per square foot (5)	$165.4	$163.9	$162.6	$159.8	$159.6	$157.5
Highly consumable sales	66.4%	66.7%	65.7%	65.3%	63.0%	61.2%
Seasonal sales	16.3%	15.4%	16.4%	15.7%	16.5%	16.8%
Home product sales	9.1%	9.2%	10.0%	10.6%	11.5%	12.5%
Basic clothing sales	8.2%	8.7%	7.9%	8.4%	9.0%	9.5%
Rent expense	$214.5	$150.2	$343.9	$312.3	$268.8	$232.0
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$119.8		$219.2	$209.5	$275.8	$414.6
Total assets	8,656.4		3,040.5	2,980.3	2,841.0	2,621.1
Total debt	4,282.0		270.0	278.7	271.3	282.0
Total shareholders’ equity	2,703.9		1,745.7	1,720.8	1,684.5	1,554.3

(1)
Includes the results of Buck for the period prior to the Merger with and into Dollar General Corporation from March 6, 2007 (its formation) through July 6, 2007 and the post-Merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008.

(2)	Includes the effects of certain strategic merchandising and real estate initiatives as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(3)	The fiscal year ended February 3, 2006 was comprised of 53 weeks.
(4)	Penalty expenses of $10 million in fiscal 2003 are included in SG&A.
(5)	For the fiscal year ended February 3, 2006, net sales per square foot was calculated based on 52 weeks’ sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Accounting Periods.  The following text contains references to years 2008, 2007, 2006 and 2005, which represent fiscal years ending or ended January 30, 2009, February 1, 2008, February 2, 2007 and February 3, 2006, respectively. Our fiscal year ends on the Friday closest to January 31. Each of fiscal years 2007 and 2006 were and fiscal year 2008 will be 52-week accounting periods, while fiscal 2005 was a 53-week accounting period, which affects the comparability of certain amounts in the Consolidated Financial Statements and financial ratios between 2005 and the other fiscal years reflected herein.  As discussed below, we completed a merger transaction on July 6, 2007.  The 2007 52-week period presented includes the 22-week Predecessor period of Dollar General Corporation through July 6, 2007 reflecting the historical basis of accounting, and a 30-week Successor period, reflecting the impact of the business combination and associated purchase price allocation of the merger of Dollar General Corporation and Buck Acquisition Corp. (“Buck”), from July 7, 2007 to February 1, 2008.  For comparison purposes, the discussion of results of operations below is generally based on the mathematical combination of the Successor and Predecessor periods for the 52-week fiscal year ended February 1, 2008 compared to the Predecessor 2006 fiscal year ended February 2, 2007, which we believe provides a meaningful understanding of the underlying business.  Transactions relating to or resulting from the Merger are discussed separately.  The combined results do not reflect the actual results we would have achieved absent the Merger and should not be considered indicative of future results of operations.  This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. It also should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures set forth in the Introduction and in Item 1A of this report.

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

Merger with KKR

On July 6, 2007, we completed a merger (the “Merger”) in which our former shareholders received $22.00 in cash, or approximately $6.9 billion in total, for each share of our common stock held. As a result of the Merger, we are a subsidiary of Buck Holdings, L.P. (“Parent”), a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR” or “Sponsor”). KKR, GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), Citi Private Equity, Wellington Management Company, LLP, CPP Investment Board (USRE II) Inc., and other equity co-investors (collectively, the “Investors”) indirectly own a substantial portion of our capital stock through their investment in Parent.

The Merger consideration was funded through the use of our available cash, cash equity contributions from the Investors, equity contributions of certain members of our management and the debt financings discussed below. Our outstanding common stock is now owned by Parent and certain members of management. Our common stock is no longer registered with the Securities and Exchange Commission (“SEC”) and is no longer traded on a national securities exchange.

We entered into the following debt financings in conjunction with the Merger:

·	We entered into a credit agreement and related security and other agreements consisting of a $2.3 billion senior secured term loan facility, which matures on July 6, 2014 (the “Term Loan Facility”).

·
We entered into a credit agreement and related security and other agreements consisting of a senior secured asset-based revolving credit facility of up to $1.125 billion (of which $432.3 million was drawn at closing and $132.3 million was paid down on the same day), subject to borrowing base availability, which matures July 6, 2013 (the “ABL Facility” and, with the Term Loan Facility, the “New Credit Facilities”).

·
We issued $1.175 billion aggregate principal amount of 10.625% senior notes due 2015, which mature on July 15, 2015, and $725 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017, which mature on July 15, 2017.  During the fourth quarter of fiscal 2007, we repurchased $25 million of the 11.875%/12.625% senior subordinated toggle notes due 2017.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with approximately 8,200 stores located in 35 states, primarily in the southern, southwestern, midwestern and eastern United States. We serve a broad customer base and offer a focused assortment of everyday items, including basic consumable merchandise and other home, apparel and seasonal products. A majority of our products are priced at $10 or less and approximately 30% of our products are priced at $1 or less. We seek to offer a compelling value proposition for our customers based on convenient store locations, easy in and out shopping and quality merchandise at highly competitive prices. We believe our combination of value and convenience distinguishes us from other discount, convenience and drugstore retailers, who typically focus on either value or convenience.

The nature of our business is seasonal to a certain extent.  Primarily because of sales of holiday-related merchandise, sales in the fourth quarter have historically been higher than sales achieved in each of the first three quarters of the fiscal year.  Expenses and, to a greater extent, operating income, vary by quarter.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.  Furthermore, the seasonal nature of our business may affect comparisons between periods.

In November 2006, we completed a strategic review of our inventory and real estate strategies and announced significant changes to existing company practices, which we refer to as “Project Alpha.” At that time, we announced our decision to close 403 stores which did not meet our recently developed store criteria, in addition to stores closed in the ordinary course of business, and to slow our new store growth rate. We made this decision to allow ourselves to focus on our merchandising efforts and improvements to our execution in the stores. At that time, we also announced the decision to eliminate, with limited exceptions, our “packaway” inventory strategy, which was our historical practice of storing unsold merchandise at the end of a season and carrying it over to the following year. All of the 403 stores identified for closing were closed by the end of July 2007, and all of our packaway inventory was eliminated by the end of the 2007 fiscal year. We believe that the elimination of packaway inventory, coupled with the completion in 2006 of the implementation of our EZstoreTM process (simplifying the way we stock new merchandise in our stores), contributed to our ability to show significant improvements in the shopability and manageability of our stores in 2007.  We believe these initiatives also led to our successful reduction of store employee turnover in 2007, including significant improvement at the critical store manager and district manager levels.

In addition to the initiatives noted above, during 2007 we worked closely with KKR to refine our strategic initiatives and set goals to improve our operational and financial performance. During this transition, we slowed our store growth, as planned, and we defined very specific operational and financial benchmarks to monitor and measure our progress against our goals. Specifically, in 2007, we focused on and made good progress on improving our merchandising and category management processes, refining our real estate processes and improving our distribution and transportation logistics. In addition, we accelerated our efforts to refine our pricing strategy, increase direct foreign sourcing and expand our private label offering. All of these initiatives are ongoing and we continue to expect them to positively impact our gross profit, sales productivity and capital efficiency in 2008 and beyond.

It is important for you to read our more detailed discussion of financial and operating results below under “Results of Operations.” Basis points or "bps" amounts referred to below are equal to 0.01 percent as a percentage of sales.  Some of the more significant highlights of the 2007 fiscal year are as follows:

·
Total sales increased 3.5%, including a 2.1% increase in same-store sales compared with the prior year. The remaining sales increase resulted from new stores, partially offset by the impact of closed stores.

·
Gross profit, as a percentage of sales, increased to 27.8% compared to 25.8% in 2006. This increase was the result of improved purchase markups, decreased markdowns, and leverage on distribution costs impacted by improved logistics.  The 2006 gross profit rate was significantly impacted by merchandise markdowns as a result of our inventory liquidation and store closing activities.

·
SG&A, as a percentage of sales, increased to 24.1% compared to 23.1%. Several items of significance affected this comparison, including: the addition of leasehold intangibles amortization (non-cash) of 25 bps; an excess of Project Alpha-related

SG&A expenses in 2007 over 2006 of 21 bps; an excess of 2007 incentive compensation resulting from meeting certain financial targets over 2006 discretionary bonuses of 18 bps; the impact of hurricane-related insurance proceeds received in 2006 of 14 bps; an accrued loss relating to the restructuring of certain distribution center leases as a result of the Merger of 13 bps; and other SG&A relating to or resulting from the Merger.

·
Other items affecting our 2007 results of operations, relating to or resulting from the Merger, as more fully described below, include transaction and related costs of $102.6 million and a significant increase in interest expense.

·
As a result, we incurred a net loss for the 2007 combined periods of $12.8 million compared to net income for 2006 of $137.9 million. Cash flow from operating activities increased to $441.6 million in 2007 from $405.4 million in 2006.

·	We opened 365 new stores, closed 400 stores (including 275 remaining from Project Alpha) and relocated or remodeled 300 stores. As of February 1, 2008, we operated 8,194 stores.

·	We also reduced total inventories by $143.7 million, or 10.0%.

We made significant progress on our merchandising and operating initiatives in 2007, including clearing our stores of packaway inventories and closing our low-performing stores, giving us a strong foundation for further enhancements in 2008. These changes also contributed to a decrease in employee turnover and a dramatic improvement in the overall appearance of our stores. We moved forward with our pricing and private label initiatives and enhanced our merchandising analysis tools giving us a better platform for decision-making. We accomplished these goals while making a significant transition in the financial structure of the Company.

2008 Priorities. In 2008, under the leadership of our new CEO, we plan to continue to deliver value to our customers through our ability to deliver highly competitive prices in a convenient shopping format. Our stores provide our customers with a compelling shopping experience, low everyday prices on name brand and other quality items in a convenient, easy-to-shop format. We plan to continue to improve on this value/convenience model by implementing merchandising and operational improvements.

We are focused on further improving financial performance through:

·	Productive sales growth, including emphasis on increasing shopper frequency, size of basket and productivity per square foot.

·
Improving our gross margins through: decreasing inventory shrink, refining our pricing strategy, optimizing our merchandise offering, expanding and improving our private label offering and improving and expanding our foreign sourcing;

·	Improving our operational processes, for example, through information technology and work management and leveraging those improvements to reduce costs.

·	Strengthening and expanding our culture of serving others.

In addition, we plan to open approximately 200 new stores and to remodel or relocate approximately 400 stores.

Key Financial Metrics. We have identified the following as our most critical financial metrics for 2008:

·	Same-store sales growth / sales per square foot

·	Gross profit, as a percentage of sales

·	Inventory turnover

·	Cash flow

·	Earnings before interest, taxes and depreciation and amortization (“EBITDA”)

Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year periods as compared with the prior year periods.

Results of Operations

The following discussion of our financial performance is based on the Consolidated Financial Statements set forth herein. The following table contains results of operations data for the 2007, 2006 and 2005 fiscal years, and the dollar and percentage variances among those years.

				2007 vs. 2006		2006 vs. 2005
(amounts in millions)	2007 (a)	2006 (b)	2005 (c)	$ change	% change	$ change	% change

Net sales by category:
Highly consumable	$6,316.8	$6,022.0	$5,606.5	$294.8	4.9%	$415.5	7.4%
% of net sales	66.53%	65.67%	65.33%
Seasonal	1,513.2	1,510.0	1,348.8	3.2	0.2	161.2	12.0
% of net sales	15.94%	16.47%	15.72%
Home products	869.8	914.4	907.8	(44.6)	(4.9)	6.5	0.7
% of net sales	9.16%	9.97%	10.58%
Basic clothing	795.4	723.5	719.2	72.0	9.9	4.3	0.6
% of net sales	8.38%	7.89%	8.38%
Net sales	$9,495.2	$9,169.8	$8,582.2	$325.4	3.5%	$587.6	6.8%
Cost of goods sold	6,851.8	6,801.6	6,117.4	50.2	0.7	684.2	11.2
% of net sales	72.16%	74.17%	71.28%
Gross profit	2,643.5	2,368.2	2,464.8	275.3	11.6	(96.6)	(3.9)
% of net sales	27.84%	25.83%	28.72%
Selling, general and administrative expenses	2,285.4	2,119.9	1,903.0	165.5	7.8	217.0	11.4
% of net sales	24.07%	23.12%	22.17%
Transaction and related costs	102.6	-	-	102.6	100.0	-	-
% of net sales	1.08%	-	-			-	-
Operating profit	255.4	248.3	561.9	7.2	2.9	(313.6)	(55.8)
% of net sales	2.69%	2.71%	6.55%
Interest income	(8.8)	(7.0)	(9.0)	(1.8)	26.3	2.0	(22.2)
% of net sales	(0.09)%	(0.08)%	(0.10)%
Interest expense	263.2	34.9	26.2	228.3	653.8	8.7	33.1
% of net sales	2.78%	0.38%	0.31%
Loss on interest rate swaps, net	2.4	-	-	2.4	100.0	-	-
% of net sales	0.03%	-	-
Loss on debt retirements, net	1.2	-	-	1.2	100.0	-	-
% of net sales	0.01%	-	-
Income (loss) before income taxes	(2.6)	220.4	544.6	(222.9)	(101.1)	(324.3)	(59.5)
% of net sales	(0.03)%	2.40%	6.35%
Income taxes	10.2	82.4	194.5	(72.2)	(87.6)	(112.1)	(57.6)
% of net sales	0.11%	0.90%	2.27%
Net income (loss)	$(12.8)	$137.9	$350.2	$(150.7)	(109.3)%	$(212.2)	(60.6)%

(a)
The amounts in the 2007 column represent the mathematical combination of the Predecessor through July 6, 2007 and Successor from July 7, 2007 through February 1, 2008 as included in the consolidated financial statements. These results also include the operations of Buck for the period prior to the Merger from March 6, 2007 (Buck’s date of formation) through July 6, 2007 (reflecting the change in fair value of interest rate swaps.) This presentation does not comply with generally accepted accounting principles, but we believe this combination provides a meaningful method of comparison.

(b)	Includes the impacts of certain strategic initiatives as more fully described in the “Executive Overview” above.
(c)	The fiscal year ended February 3, 2006 was comprised of 53 weeks.

Net Sales.  Net sales increased $325.4 million, or 3.5%, in 2007, primarily representing a same-store sales increase of 2.1% for 2007 compared to 2006.  Same-store sales include stores that have been open for 13 months and remain open at the end of the reporting period. The increase in same-store sales accounted for $185.6 million of the increase in sales. Sales resulting from new store growth, including 365 new stores in 2007, were partially offset by the impact of store closings in 2007 and 2006. Increased sales of highly consumables accounted for $294.8 million of our total sales increase, resulting from successful changes over the past year to our consumables merchandising mix. Sales of seasonal merchandise and apparel increased slightly and were partially offset by a decrease in home products sales. To some extent, sales in these more discretionary categories were impacted by our efforts to eliminate our packaway strategy by the end of 2007 and to reduce overall inventory levels. In addition, we believe sales of seasonal merchandise, apparel and home products were negatively affected by continued economic pressures on our customers, particularly in the fourth quarter. The increase in same-store sales represents an increase in average customer purchase, offset by a slight decrease in customer traffic.

Increases in 2006 net sales resulted primarily from opening additional stores, including 300 net new stores in 2006, and a same-store sales increase of 3.3% for 2006 compared to 2005. The increase in same-store sales accounted for $265.4 million of the increase in sales, while new stores were the primary contributors to the remaining $322.2 million sales increase during 2006. The increase in same-store sales is primarily attributable to an increase in average customer purchase. We also believe that the strategic merchandising and real estate initiatives discussed above in the “Executive Overview” had a positive impact on net sales in the fourth quarter. By merchandise category, our sales increase in 2006 compared to 2005 was primarily attributable to the highly consumable category, which increased by $415.5 million, or 7.4%. An increase in sales of seasonal merchandise of $161.2 million, or 12.0%, also contributed to overall sales growth. We believe that our increased sales in 2006 were supported by additions to our product offerings and increased promotional activities, including the use of advertising circulars and clearance activities.

As discussed above, we monitor our sales internally by the following four major categories: highly consumable, seasonal, home products and basic clothing. The highly consumable category has a lower gross profit rate than the other three categories and has grown significantly over the past several years. We expect the move away from our packaway inventory strategy to have a positive impact on sales in our non-consumable merchandise categories. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate. Maintaining an appropriate sales mix is an integral part of achieving our gross profit and sales goals.

Gross Profit.  The gross profit rate increased by 201 basis points in 2007 as compared with 2006 due to a number of factors, including: an increase in purchase markups, resulting primarily from a change in mix of items and higher vendor rebates; lower markdowns, including markdowns from retail and below cost markdowns (as discussed below, markdowns in 2006 included significant markdowns and below cost adjustments relating to the initial launch of Project Alpha); and improved leverage on distribution and transportation costs driven by logistics efficiencies.  Offsetting the factors listed above was an increase in our shrink rate in 2007 as compared to 2006.

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

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense increased $165.5 million, or 7.8%, in 2007 from the prior year, and increased as a percentage of sales to 24.1% in 2007 from 23.1% in 2006. SG&A in 2007 includes: $23.4 million related to amortization of leasehold intangibles capitalized in connection with the revaluation of assets at the date of the Merger; $27.2 million of accrued administrative employee incentive compensation expense resulting from meeting certain financial targets (compared to $9.6 million of discretionary bonuses in 2006); approximately $54 million of expenses relating to the closing of stores and the elimination of our packaway inventory strategy (compared to approximately $33 million in 2006) and an accrued loss of approximately $12.0 million relating to the probable restructuring of certain distribution center leases. In addition, SG&A in 2007 includes approximately $4.8 million of KKR-related consulting and monitoring fees. SG&A expense in 2006 was partially offset by insurance proceeds of $13.0 million received during the year related to losses incurred due to Hurricane Katrina.

The increase in SG&A expense as a percentage of sales in 2006 as compared with 2005 was due to a number of factors, including increases in the following expense categories:  impairment charges on leasehold improvements and store fixtures totaling $9.4 million, including $8.0 million related to the planned closings of approximately 400 underperforming stores, 128 of which closed in 2006 and the remainder of which closed in 2007, lease contract terminations totaling $5.7 million related to these stores; higher store occupancy costs (increased 12.1%) due to higher average monthly rentals associated with our leased store locations; higher debit and credit card fees (increased 40.6%) due to the increased customer usage of debit cards and the acceptance of VISA credit and check cards at all locations; higher administrative labor costs (increased 29.9%) primarily related to additions to our executive team, particularly in merchandising and real estate, and the expensing of stock options; higher advertising costs (increased 198.3%) related primarily to the distribution of several advertising circulars in the year and to promotional activities related to the inventory clearance and store closing activities discussed above; and higher incentive compensation primarily related to the $9.6 million discretionary bonus authorized by the Board of Directors for the 2006 fiscal year.  These increases were partially offset by insurance proceeds of $13.0 million received during the period related to losses incurred due to Hurricane Katrina, and depreciation and amortization expenses that remained relatively constant in fiscal 2006 as compared to fiscal 2005.

Transaction and Related Costs. The $102.6 million of expenses recorded in 2007 reflect $63.2 million of expenses related to the Merger, such as investment banking and legal fees as well as $39.4 million of compensation expense related to stock options, restricted stock and restricted stock units which were fully vested immediately prior to the Merger.

Interest Income.  Interest income in 2007 consists primarily of interest on short-term investments. The increase in 2007 from 2006 resulted from higher levels of cash and short term investments on hand, primarily in the first half of the year. The decrease in 2006 compared to 2005 was due primarily to the acquisition of the entity which held legal title to the South Boston distribution center in June 2006 and the related elimination of the note receivable which represented debt issued by this entity from which we formerly leased the South Boston distribution center.

Interest Expense. Interest expense increased by $228.3 million in 2007 as compared to 2006 due to interest on long-term obligations incurred to finance the Merger. See further discussion under “Liquidity and Capital Resources” below.  We had outstanding variable-rate debt of $787.0 million, after taking into consideration the impact of interest rate swaps, as of February 1, 2008. The remainder of our outstanding indebtedness at February 1, 2008 was fixed rate debt.

The increase in interest expense in 2006 was primarily attributable to increased interest expense of $6.5 million under a revolving credit agreement primarily due to increased borrowings, an increase in tax-related interest of $4.1 million, offset by a reduction in interest expense associated with the elimination of a financing obligation on the South Boston distribution center.

Loss on Interest Rate Swaps. During 2007, we recorded an unrealized loss of $4.1 million related to the change in the fair value of interest swaps prior to the designation of such swaps as cash flow hedges in October 2007. This loss is offset by earnings of $1.7 million under the contractual provisions of the swap agreements.

Loss on Debt Retirements, Net. During 2007, we recorded $6.2 million of expenses related to consent fees and other costs associated with a tender offer for certain notes payable maturing in June 2010 (“2010 Notes”). Approximately 99% of the 2010 Notes were retired as a result of the tender offer. The costs related to the tender of the 2010 Notes were partially offset by a $4.9 million gain resulting from the repurchase of $25.0 million of our 11.875%/12.625% Senior Subordinated Notes, due July 15, 2017.

Income Taxes.  The effective income tax rates for the Successor period ended February 1, 2008, and the Predecessor periods ended July 6, 2007, 2006 and 2005 were a benefit of 26.9% and expense of 300.2%, 37.4% and 35.7%, respectively.

The income tax rate for the Successor period ended February 1, 2008 is a benefit of 26.9%.  This benefit is less than the expected U.S. statutory rate of 35% due to the incurrence of state income taxes in several of the group’s subsidiaries that file their state income tax returns on a separate entity basis and the election to include, effective February 3, 2007, income tax related interest and penalties in the amount reported as income tax expense.

The income tax rate for the Predecessor period ended July 6, 2007 is an expense of 300.2%.  This expense is higher than the expected U.S. statutory rate of 35% due principally to the non-deductibility of certain acquisition related expenses.

The 2006 income tax rate was higher than the 2005 rate by 1.7%.  Factors contributing to this increase include additional expense related to the adoption of a new tax system in the State of Texas; a reduction in the contingent income tax reserve due to the resolution of contingent liabilities that is less than the decrease that occurred in 2005; an increase in the deferred tax valuation allowance; and an increase related to a non-recurring benefit recognized in 2005 related to an internal restructuring.  Offsetting these rate increases was a reduction in the income tax rate related to federal income tax credits.  Due to the reduction in our 2006 income before tax, a small increase in the amount of federal income tax credits earned yielded a much larger percentage reduction in the income tax rate for 2006 versus 2005.

Effects of Inflation

We believe that inflation and/or deflation had a minimal impact on our overall operations during 2007, 2006 and 2005.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments. During the past three years, we have generated an aggregate of approximately $1.4 billion in cash flows from operating activities. During that period, we expanded the number of stores we operate by approximately 12% (874 stores) and incurred approximately $685 million in capital expenditures. As noted above, we made certain strategic decisions which slowed our growth in 2007.

At February 1, 2008, we had total outstanding debt (including the current portion of long-term obligations) of $4.282 billion.  We also had an additional $769.2 million available for borrowing under our new senior secured asset-based revolving credit facility at that date.  Our liquidity needs are significant, primarily due to our debt service and other obligations.

Management believes our cash flow from operations and existing cash balances, combined with availability under the New Credit Facilities (described below), will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

New Credit Facilities

Overview. On July 6, 2007, in connection with the Merger, we entered into two senior secured credit agreements, each with Goldman Sachs Credit Partners L.P., Citicorp Global Markets Inc., Lehman Brothers Inc. and Wachovia Capital Markets, LLC, each as joint lead arranger and joint bookrunner.  The CIT Group/Business Credit, Inc. is administrative agent under the senior secured credit agreement for the asset-based revolving credit facility and Citicorp North America, Inc. is administrative agent under the senior secured credit agreement for the term loan facility.

The New Credit Facilities provide financing of $3.425 billion, consisting of:

·	$2.3 billion in a senior secured term loan facility; and

·	a senior secured asset-based revolving credit facility of up to $1.125 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability.

The term loan credit facility consists of two tranches, one of which is a “first-loss” tranche, which, in certain circumstances, is subordinated in right of payment to the other tranche of the term loan credit facility.

We are the borrower under the term loan credit facility, the primary borrower under the asset-based credit facility and, in addition, certain subsidiaries of ours are designated as borrowers under this facility.  The asset-based credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

The New Credit Facilities provide that we have the right at any time to request up to $325.0 million of incremental commitments under one or more incremental term loan facilities and/or asset-based revolving credit facilities. The lenders under these facilities are not under any obligation to provide any such incremental commitments and any such addition of or increase in commitments will be subject to our not exceeding certain senior secured leverage ratios and certain other customary conditions precedent.  Our ability to obtain extensions of credit under these incremental commitments will also be subject to the same conditions as extensions of credit under the New Credit Facilities.

The amount from time to time available under the senior secured asset-based credit facility (including in respect of letters of credit) shall not exceed the sum of the tranche A borrowing base and the tranche A-1 borrowing base. The tranche A borrowing base equals the sum of (i) 85% of the net orderly liquidation value of all our eligible inventory and that of each guarantor thereunder and (ii) 90% of all our accounts receivable and credit/debit card receivables and that of each guarantor thereunder, in each case, subject to a reserve equal to the principal amount of the 2010 Notes that remain outstanding at any time and other customary reserves and eligibility criteria. An additional 10% to 12% of the net orderly liquidation value of all our eligible inventory and that of each guarantor thereunder is made available to us in the form of a “last out” tranche in respect of which we may borrow up to a maximum amount of $125.0 million. Borrowings under the asset-based credit facility will be incurred first under the last out tranche, and no borrowings will be permitted under any other tranche until the last out tranche is fully utilized. Repayments of the senior secured asset-based revolving credit facility will be applied to the last out tranche only after all other tranches have been fully paid down.

Interest Rate and Fees. Borrowings under the New Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate).  The applicable margin for borrowings is (i) under the term loan facility, 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings and (ii) as of February 1, 2008 under the asset-based revolving credit facility (except in the last out tranche described above), 1.50% with respect to LIBOR borrowings and 0.50% with respect to base-rate borrowings and for any last out borrowings, 2.25% with respect to LIBOR borrowings and 1.25% with respect to base-rate borrowings.  The applicable margins for borrowings under the asset-based revolving credit facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the asset-based revolving credit facility.

In addition to paying interest on outstanding principal under the New Credit Facilities, we are required to pay a commitment fee to the lenders under the asset-based revolving credit facility in respect of the unutilized commitments thereunder. At February 1, 2008 the commitment fee rate was 0.375% per annum. The commitment fee rate will be reduced (except with regard to the last out tranche) to 0.25% per annum at any time that the unutilized commitments under the asset-based credit facility are equal to or less than 50% of the aggregate commitments under the asset-based revolving credit facility. We must also pay customary letter of credit fees.

Prepayments. The senior secured credit agreement for the term loan facility requires us to prepay outstanding term loans, subject to certain exceptions, with:

·
50% of our annual excess cash flow (as defined in the credit agreement) commencing with the fiscal year ending on or about January 31, 2008 (which percentage will be reduced to 25% and 0% if we achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively);

·
100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property in excess of $25.0 million in the aggregate and subject to our right to reinvest the proceeds; and

·	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the senior secured credit agreement.

The mandatory prepayments discussed above will be applied to the term loan facility as directed by the senior secured credit agreement.

In addition, the senior secured credit agreement for the asset-based revolving credit facility requires us to prepay the asset-based revolving credit facility, subject to certain exceptions, with:

·
100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined below) in excess of $1.0 million in the aggregate and subject to our right to reinvest the proceeds; and

·	to the extent such extensions of credit exceed the then current borrowing base (as defined in the senior secured credit agreement for the asset-based revolving credit facility).

We may be obligated to pay a prepayment premium on the amount repaid under the term loan facility if the term loans are voluntarily repaid in whole or in part before July 6, 2009. We may voluntarily repay outstanding loans under the asset-based revolving credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

An event of default under the senior secured credit agreements will occur upon a change of control as defined in the senior secured credit agreements governing our New Credit Facilities.  Upon an event of default, indebtedness under the New Credit Facilities may be accelerated, in which case we will be required to repay all outstanding loans plus accrued and unpaid interest and all other amounts outstanding under the New Credit Facilities.

Letters of Credit. $350.0 million of our asset-based revolving credit facility is available for letters of credit.

Amortization. Beginning September 30, 2009, we are required to repay installments on the loans under the term loan credit facility in equal quarterly principal amounts in an aggregate amount per annum equal to 1% of the total funded principal amount at July 6, 2007, with the balance payable on July 6, 2014. There is no amortization under the asset-based revolving credit facility. The entire principal amounts (if any) outstanding under the asset-based revolving credit facility are due and payable in full at maturity, on July 6, 2013, on which day the commitments thereunder will terminate.

Guarantee and Security. All obligations under the New Credit Facilities are unconditionally guaranteed by substantially all of our existing and future domestic subsidiaries (excluding certain immaterial subsidiaries and certain subsidiaries designated by us under our senior secured credit agreements as “unrestricted subsidiaries”), referred to, collectively, as U.S. Guarantors.

All obligations and related guarantees under the term loan credit facility are secured by:

·
a second-priority security interest in all existing and after-acquired inventory, accounts receivable, and other assets arising from such inventory and accounts receivable, of the Company and each U.S. Guarantor (the “Revolving Facility Collateral”), subject to certain exceptions;

·	a first priority security interest in, and mortgages on, substantially all of our and each U.S. Guarantor’s tangible and intangible assets (other than the Revolving Facility Collateral); and

·
a first-priority pledge of 100% of the capital stock held by the Company, or any of our domestic subsidiaries that are directly owned by us or one of the U.S. Guarantors and 65% of the voting capital stock of each of our existing and future foreign subsidiaries that are directly owned by us or one of the U.S. Guarantors.

All obligations and related guarantees under the asset-based credit facility are secured by the Revolving Facility Collateral, subject to certain exceptions.

Certain Covenants and Events of Default. The senior secured credit agreements contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

·	incur additional indebtedness;

·	sell assets;

·	pay dividends and distributions or repurchase our capital stock;

·	make investments or acquisitions;

·	repay or repurchase subordinated indebtedness (including the senior subordinated notes discussed below) and the senior notes discussed below;

·	amend material agreements governing our subordinated indebtedness (including the senior subordinated notes discussed below) or our senior notes discussed below; and

·	change our lines of business.

The senior secured credit agreements also contain certain customary affirmative covenants and events of default.

At February 1, 2008, we had $102.5 million of borrowings, $28.8 million of commercial letters of credit, and $69.2 million of standby letters of credit outstanding under our asset-based revolving credit facility.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

On July 6, 2007, we issued $1,175.0 million aggregate principal amount of 10.625% senior notes due 2015 (the “senior notes”) which mature on July 15, 2015 pursuant to an indenture, dated as of July 6, 2007 (the “senior indenture”), and $725 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “senior subordinated notes”), which mature on July 15, 2017, pursuant to an indenture, dated as of July 6, 2007 (the “senior subordinated indenture”). The senior notes and the senior subordinated notes are collectively referred to herein as the “notes.” The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures.”

Interest on the notes is payable on January 15 and July 15 of each year, commencing January 15, 2008. Interest on the senior notes will be payable in cash. Cash interest on the senior subordinated notes will accrue at a rate of 11.875% per annum, and PIK interest (as that term is defined below) will accrue at a rate of 12.625% per annum. The initial interest payment on the senior subordinated notes will be payable in cash. For any interest period thereafter through July 15, 2011, we may elect to pay interest on the senior subordinated notes (i) in cash, (ii) by increasing the principal amount of the senior subordinated notes or issuing new senior subordinated notes (“PIK interest”) or (iii) by paying interest on half of the principal amount of the senior subordinated notes in cash interest and half in PIK interest. After July 15, 2011, all interest on the senior subordinated notes will be payable in cash.

The notes are fully and unconditionally guaranteed by each of the existing and future direct or indirect wholly owned domestic subsidiaries that guarantee the obligations under our New Credit Facilities.

We may redeem some or all of the notes at any time at redemption prices described or set forth in the indentures. We repurchased $25.0 million of the 11.875%/12.625% senior subordinated toggle notes in the fourth quarter of 2007.

Change of Control. Upon the occurrence of a change of control, which is defined in the indentures, each holder of the notes has the right to require us to repurchase some or all of such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants. The indentures contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to (subject to certain exceptions):

·	incur additional debt, issue disqualified stock or issue certain preferred stock;

·	pay dividends on or make certain distributions and other restricted payments;

·	create certain liens or encumbrances;

·	sell assets;

·	enter into transactions with affiliates;

·	make payments to us;

·	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

·	designate our subsidiaries as unrestricted subsidiaries.

Events of Default. The indentures also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable.

Registration Rights Agreement. On July 6, 2007, we entered into a registration rights agreement with respect to the notes.  In the registration rights agreement, we agreed to use commercially reasonable efforts to register with the SEC new senior notes having substantially identical terms as the senior notes and new senior subordinated notes having substantially identical terms as the senior subordinated notes.  We filed this registration statement with the SEC, and it was declared effective, in the fourth quarter of fiscal 2007.  We subsequently commenced the offer to exchange the new senior notes and the new senior subordinated notes for each of the outstanding senior notes and the outstanding senior subordinated notes, respectively. The exchange offer expired on March 17, 2008.  All of the outstanding senior notes and senior subordinated notes were tendered in the exchange offer.

Adjusted EBITDA

Under the New Credit Facilities and the indentures, certain limitations and restrictions could occur if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the New Credit Facilities.  This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of February 1, 2008, this ratio was 3.4 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents.  EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our New Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

Our presentation of EBITDA and Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information about the calculation of this financial ratio in the New Credit Facilities. Adjusted EBITDA is a material component of this ratio. Specifically, non-compliance with the senior secured indebtedness ratio contained in our New Credit Facilities could prohibit us from being able to incur additional secured indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, to make investments, to incur liens and to make certain restricted payments.

The calculation of Adjusted EBITDA under the New Credit Facilities is as follows:

(In millions)	Year Ended February 1, 2008

Net income (loss)	$(12.8)
Add (subtract):
Interest income	(8.8)
Interest expense	263.2
Depreciation and amortization	226.4
Income taxes	10.2
EBITDA	478.2

Adjustments:
Transaction and related costs	102.6
Loss on debt retirements, net	1.2
Loss on interest rate swaps	2.4
Contingent loss on distribution center leases	12.0
Impact of markdowns related to inventory clearance activities, including LCM adjustments, net of purchase accounting adjustments	5.7
SG&A related to store closing and inventory clearance activities	54.0
Operating losses (cash) of stores to be closed	10.5
Monitoring and consulting fees to affiliates	4.8
Stock option and restricted stock unit expense	6.5
Indirect merger-related costs	4.6
Other	1.0
Total Adjustments	205.3

Adjusted EBITDA	$683.5

Other Considerations

Our inventory balance represented approximately 44% of our total assets exclusive of goodwill and other intangible assets as of February 1, 2008. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. We have made more efficient inventory management a strategic priority, as more fully discussed in the “Executive Overview” above.

During 2006 and 2005, the Predecessor’s Board of Directors authorized the repurchase of up to $500 million and 10 million shares, respectively, of the Predecessor’s outstanding common stock. These authorizations allowed purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions. During 2006, we purchased approximately 4.5 million shares pursuant to the 2005 authorization at a total cost of $79.9 million. During 2005, we purchased approximately 15.0 million shares pursuant to the 2005 and a prior authorization at a total cost of $297.6 million.

We may seek, from time to time, to retire the notes (as defined above) through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table summarizes our significant contractual obligations and commercial commitments as of February 1, 2008 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Long-term debt obligations	$4,293,718	$-	$36,223	$46,000	$4,211,495
Capital lease obligations	10,268	3,246	1,957	526	4,539
Interest (a)	2,817,237	382,587	762,872	756,070	915,708
Self-insurance liabilities (b)	203,600	68,613	89,815	26,612	18,560
Operating leases (c)	1,614,215	335,457	524,363	357,418	396,977
Monitoring agreement (d)	24,903	5,250	10,763	8,890	-
Subtotal	$8,963,941	$795,153	$1,425,993	$1,195,516	$5,547,279

	Commitments Expiring by Period
Commercial commitments (e)	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Letters of credit	$28,778	$28,778	$-	$-	$-
Purchase obligations (f)	385,366	384,892	474	-	-
Subtotal	$414,144	$413,670	$474	$-	$-
Total contractual obligations and commercial commitments	$9,378,085	$1,208,823	$1,426,467	$1,195,516	$5,547,279

(a)	Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, based upon 2007 year end rates.
(b)
We retain a significant portion of the risk for our workers’ compensation, employee health insurance, general liability, property loss and automobile insurance. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Reserves for workers’ compensation and general liability which existed as of the Merger date were discounted in order to arrive at estimated fair value.  All other amounts are reflected on an undiscounted basis in our consolidated balance sheets.

(c)	Operating lease obligations are inclusive of amounts included in deferred rent and closed store obligations in our consolidated balance sheets.
(d)
We entered into a monitoring agreement, dated July 6, 2007, with affiliates of certain of our Investors pursuant to which those entities will provide management and advisory services.  Such agreement has no contractual term and for purposes of this schedule is presumed to be outstanding for a period of five years.

(e)	Commercial commitments include information technology license and support agreements, supplies, fixtures, letters of credit for import merchandise, and other inventory purchase obligations.
(f)	Purchase obligations include legally binding agreements for software licenses and support, supplies, fixtures, and merchandise purchases excluding such purchases subject to letters of credit.

In 2007 and 2006, our South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), had cash and cash equivalents and investments balances held pursuant to South Carolina regulatory requirements to maintain a specified percentage of ARIC’s liability and equity balances (primarily insurance liabilities) in the form of certain specified types of assets and, as such, these investments are not available for general corporate purposes. At February 1, 2008, these cash and cash equivalents balances and investments balances were $11.9 million and $51.5 million, respectively.

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

Legal actions, claims and tax contingencies. As described in Note 7 to the Consolidated Financial Statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments.  Adverse developments in those actions could materially and adversely affect our liquidity.  As discussed in Note 5 we also have certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates.” Future negative developments could have a material adverse effect on our liquidity.

Considerations regarding distribution center leases. The Merger and certain of the related financing transactions may be interpreted as giving rise to certain trigger events (which may include events of default) under our three distribution center leases. In that event, our additional cost of acquiring the underlying land and building assets could approximate $112 million.  At this time, we do not believe such issues would result in the purchase of these distribution centers; however, the payments associated with such an outcome would have a negative impact on our liquidity. To minimize the uncertainty associated with such possible interpretations, we are negotiating the restructuring of these leases and the related underlying debt. We have concluded that a probable loss exists in connection with the restructurings and have recorded associated SG&A expenses in the Successor financial statements for the period ended February 1, 2008 totaling $12.0 million. The ultimate resolution of these negotiations may result in changes in the amounts of such losses, which changes may be material.

Credit ratings.  On June 12, 2007 Standard & Poor’s revised our long-term debt rating to B, and left our long-term debt ratings on negative watch.  Moody’s revised our long-term debt rating to B3 with a stable outlook.  These current ratings are considered non-investment grade.  Our current credit ratings, as well as future rating agency actions, could (1) negatively impact our ability to obtain financings to finance our operations on satisfactory terms; (2) have the effect of increasing our financing costs; and (3) have the effect of increasing our insurance premiums and collateral requirements necessary for our self-insured programs.

Cash flows

The discussion of the cash flows from operating, investing and financing activities included below for 2007 is generally based on the combination of the Predecessor and Successor for the 52-week period ended February 1, 2008, which we believe provides a more meaningful understanding of our liquidity and capital resources for the time period presented.

Cash flows from operating activities.  Cash flows from operating activities for 2007 compared to 2006 increased by $36.2 million, notwithstanding a decline in net income (loss) of $150.8 million, as described in detail under “Results of Operations” above, and which is partially attributable to $102.6 million of Transaction and related costs in 2007. Other significant components of the change in cash flows from operating activities in 2007 as compared to 2006 were changes in inventory balances, which decreased by approximately 10% during 2007 compared to a decrease of approximately 3% during 2006. Inventory levels in the seasonal category declined by $84.5 million, or 24%, in 2007 compared to a $6.7 million, or 2%, increase in 2006. The highly consumable category declined by $42.4 million, or 6%, in 2007 compared to a $63.2 million, or 10%, increase in 2006. The home products category increased by $3.5 million, or 2%, in 2007 as compared to a $52.5 million, or 25%, decline in 2006. The basic clothing category decreased by $20.3 million, or 9%, in 2007 as compared to a $59.5 million, or 21%, decrease in 2006. In addition to inventory changes the decline in net income was a principal factor in the reduction in income taxes paid in 2007 as compared to 2006. Also offsetting the decline in net income were changes in accrued expenses in 2007 as compared to 2006, which increased primarily due to income tax related reserves, accrued interest, incentive compensation accrual, the accrued loss in connection with the ongoing negotiations to restructure our distribution center leases, and accruals for lease liabilities on closed stores.

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

Cash flows from investing activities. The Merger, as discussed in more detail above, required cash payments of approximately $6.7 billion, net of cash acquired of $350 million. Significant components of property and equipment purchases in 2007 included the following approximate amounts: $60 million for improvements, upgrades, remodels and relocations of existing stores; $45 million for new stores; and $30 million for distribution and transportation-related capital expenditures. During 2007, we opened 365 new stores and remodeled or relocated 300 stores.

During 2007 we purchased a secured promissory note for $37.0 million which represents debt issued by a third-party entity from which we lease our distribution center in Ardmore, Oklahoma. Purchases and sales of short-term investments in 2007, which equaled net sales of $22.1 million, primarily reflect our investment activities in our captive insurance subsidiary, and all purchases of long-term investments are related to the captive insurance subsidiary.

Cash flows used in investing activities totaling $282.0 million in 2006 were primarily related to capital expenditures and, to a lesser degree, purchases of long-term investments. Significant components of our property and equipment purchases in 2006 included the following approximate amounts: $66 million for distribution and transportation-related capital expenditures (including approximately $30 million related to our distribution center in Marion, Indiana which opened in 2006); $66 million for new stores; $50 million for the EZstoreTM project; and $38 million for capital projects in existing stores. During 2006 we opened 537 new stores and remodeled or relocated 64 stores.

Purchases and sales of short-term investments in 2006, which equaled net sales of $1.9 million, reflect our investment activities in tax-exempt auction rate securities as well as investing activities of our captive insurance subsidiary. Purchases of long-term investments are related to the captive insurance subsidiary.

Significant components of our purchases of property and equipment in 2005 included the following approximate amounts: $102 million for distribution and transportation-related capital expenditures; $96 million for new stores; $47 million related to the EZstoreTM project; $18 million for certain fixtures in existing stores; and $15 million for various systems-related capital projects. During 2005, we opened 734 new stores and relocated or remodeled 82 stores. Distribution and transportation expenditures in 2005 included costs associated with the construction of our new distribution centers in South Carolina and Indiana.

Net sales of short-term investments in 2005 of $34.1 million primarily reflect our investment activities in tax-exempt auction rate securities. Purchases of long-term investments are related to our captive insurance subsidiary.

Capital expenditures during 2008 are projected to be approximately $200 to $220 million.  We anticipate funding 2008 capital requirements with cash flows from operations and our revolving credit facility, if necessary. Significant components of the 2008 capital plan include growth initiatives as well as continued investment in our existing store base, plans for remodeling and relocating approximately 400 stores, additional investments in our supply chain, and leasehold improvements and fixtures and equipment for approximately 200 new stores. We plan to undertake these expenditures in order to improve our infrastructure and enhance our cash generated from operating activities.

Cash flows from financing activities.  To finance the Merger, we issued long-term debt of approximately $4.2 billion and issued common stock in the amount of approximately $2.8 billion. We incurred costs associated with the issuance of Merger-related long-term debt of $87.4 million. As discussed above, we completed a cash tender offer for our 2010 Notes. Approximately 99% of the 2010 Notes were validly tendered resulting in repayments of long-term debt and related consent fees in the amount of $215.6 million. Borrowings, net of repayments, under our new asset-based revolving credit facility in 2007 totaled $102.5 million.

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

During 2005, we repurchased approximately 15.0 million shares of our common stock at a total cost of $297.6 million, paid cash dividends of $56.2 million, or $0.175 per share, on our outstanding common stock, and expended $14.3 million to reduce our outstanding capital lease and financing obligations. Also in 2005, we received proceeds of $14.5 million from the issuance of a tax increment financing in conjunction with the construction of our new distribution center in Indiana and proceeds from the exercise of stock options of $29.4 million.

The borrowings and repayments under the revolving credit agreements in 2007, 2006 and 2005 were primarily a result of activity associated with periodic cash needs.

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

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the gross profit calculation as well as the ending inventory valuation at cost. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted cost figures. Factors that can lead to distortion in the calculation of the inventory balance include:

·	applying the RIM to a group of products that is not fairly uniform in terms of its cost and selling price relationship and turnover;

·	applying the RIM to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise;

·	inaccurate estimates of inventory shrinkage between the date of the last physical inventory at a store and the financial statement date; and

·	inaccurate estimates of LCM and/or LIFO reserves.

Factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and recent improvements in the LIFO analysis whereby all SKUs are considered in the index formulation. As part of this process we also perform an inventory-aging analysis for determining obsolete inventory. Our policy is to write down inventory to an LCM value based on various management assumptions including estimated markdowns and sales required to liquidate such aged inventory in future periods. Inventory is reviewed on a quarterly basis and adjusted as appropriate to reflect write-downs determined to be necessary.

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

Goodwill and Indefinite-Lived Intangible Assets. Under SFAS 142, “Goodwill and Other Intangible Assets”, we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. Significant judgments required in this testing process may include projecting future cash flows, determining appropriate discount rates and other assumptions. Projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value or impairment. Future indicators of impairment could result in an asset impairment charge.

Purchase Accounting. The Merger was accounted for as a reverse acquisition in accordance with the purchase accounting provisions of SFAS 141, “Business Combinations,” under which our assets and liabilities have been accounted for at their estimated fair values as of the date of the Merger. The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon an assessment of their relative fair values as of the date of the Merger. These estimates of fair values, the allocation of the purchase price and other factors related to the accounting for the Merger are subject to significant judgments and the use of estimates.

Property and Equipment. Property and equipment are recorded at cost. We group our assets into relatively homogeneous classes and generally provide for depreciation on a straight-line basis over the estimated average useful life of each asset class, except for leasehold improvements, which are amortized over the shorter of the applicable lease term or the estimated useful life of the asset. Certain store and warehouse fixtures, when fully depreciated, are removed from the cost and related accumulated depreciation and amortization accounts. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.

Impairment of Long-lived Assets. We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment stores open more than two years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based primarily upon future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value.

Insurance Liabilities. We retain a significant portion of the risk for our workers’ compensation, employee health insurance, general liability, property loss and automobile coverage. These costs are significant primarily due to the large employee base and number of stores. At the date of the Merger this liability was discounted in accordance with purchase accounting standards. Subsequent to the Merger, provisions are made to this insurance liability on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends. If future claim trends deviate from recent historical patterns, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

Contingent Liabilities – Income Taxes Income tax reserves are determined using the methodology established by the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (“FIN 48”).  FIN 48, which we adopted on February 3, 2007, requires companies to assess each income tax position taken using a two step process.  A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities.  If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.  Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation.  If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results.

Contingent Liabilities - Legal Matters. We are subject to legal, regulatory and other proceedings and claims. We establish liabilities as appropriate for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in our financial statements and SEC filings, management’s view of our exposure. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. We re-evaluate these assessments on a quarterly basis or as new and significant information becomes available to determine whether a liability should be established or if any existing liability should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded liability. In addition, because it is not permissible under GAAP to establish a litigation liability until the loss is both probable and estimable, in some cases there may be insufficient time to establish a liability prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). See Note 7 to the Consolidated Financial Statements.

Lease Accounting and Excess Facilities. The majority of our stores are subject to short-term leases (usually with initial or primary terms of 3 to 5 years) with multiple renewal options when available. We also have stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10 years with multiple renewal options. Approximately half of our stores have provisions for contingent rentals based upon a percentage of defined sales volume. We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We recognize rent expense over the term of the lease. We record minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that we take physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. We also receive tenant allowances, which we record as deferred incentive rent and amortize as a reduction to rent expense over the term of the lease. We reflect as a liability any difference between the calculated expense and the amounts actually paid. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

For store closures (excluding those associated with a business combination) where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Liabilities are established at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS 146. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

Share-Based Payments. Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include the term that the options are expected to be outstanding, an estimate of the volatility of our stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the dividend yield of our stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. If our estimates differ materially from actual experience, we may be required to record additional expense or reductions of expense, which could be material to our future financial results.

Adoption of Accounting Standard

We adopted the provisions of FIN 48 effective February 3, 2007.  The adoption resulted in an $8.9 million decrease in retained earnings and a reclassification of certain amounts between deferred income taxes and other noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48.  As of the date of adoption, the total reserve for uncertain tax benefits was $77.9 million.  This reserve excludes the federal income tax benefit for the uncertain tax positions related to state income taxes which is now included in deferred tax assets.  As a result of the adoption of FIN 48, the reserve for interest expense related to income taxes was increased to $15.3 million and a reserve for potential penalties of $1.9 million related to uncertain income tax positions was recorded.  As of the date of adoption, approximately $27.1 million of the reserve for uncertain tax positions would impact our effective income tax rate if we were to recognize the tax benefit for these positions.  After the Merger and the related application of purchase accounting, no portion of the reserve for uncertain tax positions that existed as of the date of adoption would impact our effective tax rate but would, if subsequently recognized, reduce the amount of goodwill recorded in relation to the Merger.

Subsequent to the adoption of FIN 48, we elected to record income tax related interest and penalties as a component of the provision for income tax expense.

Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008.  We currently plan to adopt SFAS 161 during our 2009 fiscal year.  No determination has yet been made regarding the potential impact of this standard on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. The new standard establishes the requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest (formerly minority interest) in an acquiree; provides updated requirements for recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and provides updated disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed.  This standard is not expected to impact our financial statements unless a qualifying transaction is consummated subsequent to the effective date.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We currently plan to adopt SFAS 159 during our 2008 fiscal year.  We are in the process of evaluating the potential impact of this standard on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For non-financial assets and liabilities, the effective date has been delayed to fiscal years beginning after November 15, 2008. We currently expect to adopt SFAS 157 during our 2008 and 2009 fiscal years. We are in the process of evaluating the potential impact of this standard on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

We are exposed to market risk primarily from adverse changes in interest rates. To minimize this risk, we may periodically use financial instruments, including derivatives. As a matter of policy, we do not buy or sell financial instruments for speculative or trading purposes and all derivative financial instrument transactions must be authorized and executed pursuant to approval by the Board of Directors. All financial instrument positions taken by us are intended to be used to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. The financial instruments we use are straightforward instruments with liquid markets.

Interest Rate Risk

We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our New Credit Facilities. Our New Credit Facilities provide for variable rate borrowings of up to $3,425.0 million including availability of $1,125.0 million under our senior secured asset-based revolving credit facility, subject to the borrowing base.  In order to mitigate a portion of the variable rate interest exposure under the New Credit Facilities, we entered into interest rate swaps with affiliates of Goldman, Sachs & Co., Lehman Brothers Inc. and Wachovia Capital Markets, LLC. Pursuant to the swaps, which became effective on July 31, 2007, we swapped three month LIBOR rates for fixed interest rates which will result in the payment of a fixed rate of 7.68% on a notional amount of $2,000.0 million which will amortize on a quarterly basis until maturity at July 31, 2012. At February 1, 2008, the notional amount was $1,630.0 million.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows.  Our derivatives qualify for hedge accounting as cash flow hedges.  Therefore, changes in market fluctuations related to the effective portion of these cash flow hedges do not impact our pre-tax earnings until the accrued interest is recognized on the derivatives and the associated hedged debt.  Based on our outstanding debt as of February 1, 2008 and assuming that our mix of debt instruments, derivative instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have a pretax impact on our earnings and cash flows of approximately $7.9 million.

The interest rate swaps are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (collectively, “SFAS 133”).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Beginning October 12, 2007, we are accounting for the swaps described above as cash flow hedges and record the effective portion of changes in fair value of the swaps within accumulated other comprehensive income.

Subsequent to the 2007 fiscal year end, we entered into a $350.0 million step-down interest rate swap which became effective February 28, 2008 in order to mitigate an additional portion of the variable rate interest exposure under the New Credit Facilities.  We entered into the swap with Wachovia Capital Markets and we swapped one month LIBOR rates for fixed interest rates, which will result in the payment of a fixed rate of 5.58% on a notional amount of $350.0 million for the first year and $150.0 million for the second year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Dollar General Corporation

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 1, 2008 (Successor) and February 2, 2007 (Predecessor), and the related consolidated statements of operations, shareholders' equity, and cash flows for the periods from March 6, 2007 to February 1, 2008 (Successor), February 3, 2007 to July 6, 2007 (Predecessor) and for the years ended February 2, 2007 and February 3, 2006 (Predecessor).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries at February 1, 2008 (Successor) and February 2, 2007 (Predecessor), and the consolidated results of their operations and their cash flows for the periods from March 6, 2007 to February 1, 2008 (Successor), February 3, 2007 to July 6, 2007 (Predecessor) and for the years ended February 2, 2007 and February 3, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 9 to the consolidated financial statements, effective February 4, 2006, the Company changed its method of accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

As discussed in Notes 1 and 5 to the consolidated financial statements, effective February 3, 2007, the Company changed its method of accounting for uncertain tax positions in connection with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

                                                                        /s/ Ernst & Young LLP

Nashville, Tennessee
March 25, 2008

CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	Successor	Predecessor
	February 1, 2008	February 2, 2007

ASSETS
Current assets:
Cash and cash equivalents	$100,209	$189,288
Short-term investments	19,611	29,950
Merchandise inventories	1,288,661	1,432,336
Income taxes receivable	32,501	9,833
Deferred income taxes	17,297	24,321
Prepaid expenses and other current assets	59,465	57,020
Total current assets	1,517,744	1,742,748
Net property and equipment	1,274,245	1,236,874
Goodwill	4,344,930	2,337
Intangible assets, net	1,370,557	86
Other assets, net	148,955	58,469
Total assets	$8,656,431	$3,040,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$3,246	$8,080
Accounts payable	551,040	555,274
Accrued expenses and other	300,956	253,558
Income taxes payable	2,999	15,959
Total current liabilities	858,241	832,871
Long-term obligations	4,278,756	261,958
Deferred income taxes	486,725	41,597
Other liabilities	319,714	158,341
Commitments and contingencies
Redeemable common stock	9,122	-
Shareholders’ equity:
Preferred stock, Shares authorized: 1,000,000	-
Series B junior participating preferred stock, stated value $0.50 per share; Shares authorized: 10,000; Issued: None		-
Common stock; $0.50 par value, 1,000,000 shares authorized, 555,482 shares issued and outstanding at February 1, 2008 and 500,000 shares authorized, 312,436 shares issued and outstanding at February 2, 2007, respectively.	277,741	156,218
Additional paid-in capital	2,480,062	486,145
Retained earnings (accumulated deficit)	(4,818)	1,103,951
Accumulated other comprehensive loss	(49,112)	(987)
Other shareholders’ equity	-	420
Total shareholders’ equity	2,703,873	1,745,747
Total liabilities and shareholders’ equity	$8,656,431	$3,040,514

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Successor	Predecessor
			For the years ended
	July 7, 2007 through February 1, 2008 (a)	February 3, 2007 through July 6, 2007	February 2, 2007	February 3, 2006
	(30 weeks)	(22 weeks)	(52 weeks)	(53 weeks)

Net sales	$5,571,493	$3,923,753	$9,169,822	$8,582,237

Cost of goods sold	3,999,599	2,852,178	6,801,617	6,117,413

Gross profit	1,571,894	1,071,575	2,368,205	2,464,824

Selling, general and administrative	1,324,508	960,930	2,119,929	1,902,957

Transaction and related costs	1,242	101,397	-	-

Operating profit	246,144	9,248	248,276	561,867

Interest income	(3,799)	(5,046)	(7,002)	(9,001)

Interest expense	252,897	10,299	34,915	26,226

Loss on interest rate swaps	2,390	-	-	-

Loss on debt retirement, net	1,249	-	-	-

Income (loss) before income taxes	(6,593)	3,995	220,363	544,642

Income tax expense (benefit)	(1,775)	11,993	82,420	194,487

Net income (loss)	$(4,818)	$(7,998)	$137,943	$350,155

(a)
Includes the results of operations of Buck Acquisition Corp. for the period prior to its merger with and into Dollar General Corporation from March 6, 2007 (its formation) through July 6, 2007 (reflecting the change in fair value of interest rate swaps), and the post-merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008.  See Notes 1 and 2.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Other Shareholders’ Equity	Total
Predecessor Balances, January 28, 2005	328,172	$164,086	$421,600	$1,102,457	$(973)	$(2,705)	$1,684,465
Comprehensive income:
Net income	-	-	-	350,155	-	-	350,155
Reclassification of net loss on derivatives	-	-	-	-	179	-	179
Comprehensive income							350,334
Cash dividends, $0.175 per common share	-	-	-	(56,183)	-	-	(56,183)
Issuance of common stock under stock incentive plans	2,249	1,125	28,280	-	-	-	29,405
Tax benefit from stock option exercises	-	-	6,457	-	-	-	6,457
Repurchases of common stock	(14,977)	(7,489)	-	(290,113)	-	-	(297,602)
Sales of common stock by employee deferred compensation trust, net (42 shares)	-	-	95	-	-	788	883
Issuance of restricted stock and restricted stock units, net	249	125	5,151	-	-	(5,276)	-
Amortization of unearned compensation on restricted stock and restricted stock units	-	-	-	-	-	2,394	2,394
Acceleration of vesting of stock options (see Note 9)	-	-	938	-	-	-	938
Other equity transactions	(14)	(7)	(138)	(151)	-	-	(296)
Predecessor Balances, February 3, 2006	315,679	$157,840	$462,383	$1,106,165	$(794)	$(4,799)	$1,720,795
Comprehensive income:
Net income	-	-	-	137,943	-	-	137,943
Reclassification of net loss on derivatives	-	-	-	-	188	-	188
Comprehensive income							138,131
Cash dividends, $0.20 per common share	-	-	-	(62,472)	-	-	(62,472)
Issuance of common stock under stock incentive plans	1,573	786	19,108	-	-	-	19,894
Tax benefit from share-based payments	-	-	2,513	-	-	-	2,513
Repurchases of common stock	(4,483)	(2,242)	-	(77,705)	-	-	(79,947)
Purchases of common stock by employee deferred compensation trust, net (3 shares)	-	-	(2)	-	-	40	38
Reversal of unearned compensation upon adoption of SFAS 123(R) (see Note 9)	(364)	(182)	(4,997)	-	-	5,179	-
Share-based compensation expense	-	-	7,578	-	-	-	7,578
Vesting of restricted stock and restricted stock units	149	75	(75)	-	-	-	-
Transition adjustment upon adoption of SFAS 158	-	-	-	-	(381)	-	(381)
Other equity transactions	(118)	(59)	(363)	20	-	-	(402)
Predecessor Balances, February 2, 2007	312,436	$156,218	$486,145	$1,103,951	$(987)	$420	$1,745,747
Adoption of FIN 48	-	-	-	(8,917)	-	-	(8,917)
Predecessor Balances as adjusted, February 2, 2007	312,436	156,218	486,145	1,095,034	(987)	420	1,736,830
Comprehensive income:
Net loss	-	-	-	(7,998)	-	-	(7,998)
Reclassification of net loss on derivatives	-	-	-	-	76	-	76
Comprehensive loss	-	-	-	-	-	-	(7,922)
Cash dividends, $0.05 per common share	-	-	-	(15,710)	-	-	(15,710)
Issuance of common stock under stock incentive plans	2,496	1,248	40,294	-	-	-	41,542
Tax benefit from stock option exercises	-	-	3,927	-	-	-	3,927
Share-based compensation expense	-	-	45,458	-	-	-	45,458
Vesting of restricted stock and restricted stock units	126	63	(63)	-	-	-	-
Other equity transactions	(28)	(13)	(580)	(48)	-	7	(634)
Elimination of Predecessor equity in connection with Merger (see Notes 1 and 2)	(315,030)	(157,516)	(575,181)	(1,071,278)	911	(427)	(1,803,491)
Predecessor Balances subsequent to Merger	$-	$-	$-	$-	$-	$-	$-

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Other Shareholders’ Equity	Total
Successor capital contribution, net	554,035	277,018	2,476,958	-	-	-	2,753,976
Comprehensive loss:
Net loss	-	-	-	(4,818)	-	-	(4,818)
Unrealized net loss on hedged transactions	-	-	-	-	(49,112)	-	(49,112)
Comprehensive loss							(53,930)
Issuance of common stock under stock incentive plans	574	287	(287)	-	-	-	-
Issuance of restricted common stock under stock incentive plans	890	445	(445)	-	-	-	-
Repurchases of common stock	(17)	(9)	9	-	-	-	-
Share-based compensation expense	-	-	3,827	-	-	-	3,827
Successor Balances, February 1, 2008	555,482	$277,741	$2,480,062	$(4,818)	$(49,112)	-	$2,703,873

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	July 7, 2007 through February 1, 2008 (a)	February 3, 2007 through July 6, 2007	Year Ended February 2, 2007	Year Ended February 3, 2006
	(30 weeks)	(22 weeks)	(52 weeks)	(53 weeks)

Cash flows from operating activities:
Net income (loss)	$(4,818)	$(7,998)	$137,943	$350,155
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	150,213	83,917	200,608	186,824
Deferred income taxes	19,551	(20,874)	(38,218)	8,244
Tax benefit from stock option exercises	-	(3,927)	(2,513)	6,457
Loss on debt retirement, net	1,249	-	-	-
Noncash share-based compensation	3,827	45,433	7,578	3,332
Noncash unrealized loss on interest rate swap	3,705	-	-	-
Noncash inventory adjustments and asset impairments	-	-	78,115	-
Change in operating assets and liabilities:
Merchandise inventories	79,469	16,424	(28,057)	(97,877)
Prepaid expenses and other current assets	3,739	(6,184)	(5,411)	(10,630)
Accounts payable	(41,395)	34,794	53,544	87,230
Accrued expenses and other liabilities	16,061	52,995	38,353	40,376
Income taxes	7,348	2,809	(35,165)	(26,017)
Other	655	4,557	(1,420)	7,391
Net cash provided by operating activities	239,604	201,946	405,357	555,485
Cash flows from investing activities:
Merger, net of cash acquired	(6,738,391)	-	-	-
Purchases of property and equipment	(83,641)	(56,153)	(261,515)	(284,112)
Purchases of short-term investments	(3,800)	(5,100)	(49,675)	(132,775)
Sales of short-term investments	21,445	9,505	51,525	166,850
Purchases of long-term investments	(7,473)	(15,754)	(25,756)	(16,995)
Purchases of promissory notes	(37,047)	-	-	-
Insurance proceeds related to property and equipment	-	-	1,807	1,210
Proceeds from sale of property and equipment	533	620	1,650	1,419
Net cash used in investing activities	(6,848,374)	(66,882)	(281,964)	(264,403)
Cash flows from financing activities:
Issuance of common stock	2,759,540	-	-	-
Borrowings under revolving credit facility	1,522,100	-	2,012,700	232,200
Repayments of borrowings under revolving credit facility	(1,419,600)	-	(2,012,700)	(232,200)
Issuance of long-term obligations	4,176,817	-	-	14,495
Repayments of long-term obligations	(241,945)	(4,500)	(14,118)	(14,310)
Debt issuance costs	(87,392)	-	-	-
Payment of cash dividends	-	(15,710)	(62,472)	(56,183)
Proceeds from exercise of stock options	-	41,546	19,894	29,405
Repurchases of common stock	(541)	-	(79,947)	(297,602)
Tax benefit of stock options	-	3,927	2,513	-
Other financing activities	-	-	(584)	892
Net cash provided by (used in) financing activities	6,708,979	25,263	(134,714)	(323,303)
Net increase (decrease) in cash and cash equivalents	100,209	160,327	(11,321)	(32,221)
Cash and cash equivalents, beginning of period	-	189,288	200,609	232,830
Cash and cash equivalents, end of period	$100,209	$349,615	$189,288	$200,609
Supplemental cash flow information:
Cash paid (received) for:
Interest	$226,738	$11,246	$24,180	$25,747
Income taxes	$(30,574)	$26,012	$155,825	$205,802
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$20,449	$13,544	$18,094	$24,750
Exchange of shares and stock options in business combination	$7,685	$-	$-	$-
Purchases of property and equipment under capital lease obligations	$592	$1,036	$5,366	$7,197
Elimination of financing obligations (See Note 7)	$-	$-	$46,608	$-
Elimination of promissory notes receivable (See Note 7)	$-	$-	$46,608	$-

(a)
Includes the cash flows of Buck Acquisition Corp. for the period prior to its merger with and into Dollar General Corporation from March 6, 2007 (its formation) through July 6, 2007 (which were zero), and the post-merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008.  See Notes 1 and 2.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2008, 2007, 2006, and 2005, which represent fiscal years ending or ended January 30, 2009, February 1, 2008, February 2, 2007, and February 3, 2006, respectively. Fiscal 2008 will be, and each of fiscal years 2007 and 2006 were, a 52-week accounting period while fiscal 2005 was a 53-week accounting period. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary the assets and revenues of which are not material.  Intercompany transactions have been eliminated.

Dollar General Corporation (the “Company”) was acquired on July 6, 2007 through a Merger (as defined and discussed in greater detail in Note 2 below) accounted for as a reverse acquisition.  Although the Company continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for the “Predecessor” and “Successor” relating to the periods preceding and succeeding the Merger, respectively.  As a result of the Company applying purchase accounting and a new basis of accounting beginning on July 7, 2007, the financial reporting periods presented are as follows:

·
The 2007 periods presented include the 22-week Predecessor period of the Company from February 3, 2007 to July 6, 2007 and the 30-week Successor period, reflecting the merger of the Company and Buck Acquisition Corp. (“Buck”) from July 7, 2007 to February 1, 2008.

·
Buck’s results of operations for the period from March 6, 2007 to July 6, 2007 (prior to the Merger on July 6, 2007) are also included in the consolidated financial statements for the Successor period described above as a result of certain derivative financial instruments entered into by Buck prior to the Merger, as further described below.  Other than these financial instruments, Buck had no assets, liabilities, or operations prior to the Merger.

·
The 2006 and 2005 periods presented reflect the Predecessor.  The consolidated financial statements for the Predecessor periods have been prepared using the Company’s historical basis of accounting.  As a result of purchase accounting, the pre-Merger and post-Merger consolidated financial statements are not comparable.

The Company leases three of its distribution centers (“DCs”) from lessors, which meet the definition of a Variable Interest Entity (“VIE”) as described by Financial Accounting Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised. One of these DCs has been recorded as a financing obligation whereby the property and equipment, along with the related lease obligations, are reflected in the consolidated balance sheets.  The land and buildings of the other two DCs have been recorded as operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) 13,

“Accounting for Leases.”  The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements.

Business description

The Company sells general merchandise on a retail basis through 8,194 stores (as of February 1, 2008) located primarily in the southern, southwestern, midwestern and eastern United States.  The Company has DCs in Scottsville, Kentucky; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina and Marion, Indiana.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 12% of the Company’s purchases in 2007 were made from The Procter & Gamble Company. The Company’s next largest supplier accounted for approximately 6% of the Company’s purchases in 2007.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less when purchased.  Such investments primarily consist of money market funds, certificates of deposit (which may include foreign time deposits), and commercial paper.  The carrying amounts of these items are a reasonable estimate of their fair value due to the short maturity of these investments. The Company held foreign time deposits of $5.2 million as of February 1, 2008.

Payments due from banks for third-party credit card, debit card and electronic benefit transactions classified as cash and cash equivalents totaled approximately $13.9 million and $11.6 million at February 1, 2008 and February 2, 2007, respectively.

The Company’s cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment.  Outstanding but unpresented checks totaling approximately $107.9 million and $122.3 million at February 1, 2008 and February 2, 2007, respectively, have been included in Accounts payable in the consolidated balance sheets.  Upon presentation for payment, these checks are funded through available cash balances or the Company’s credit facilities.

The Company has certain cash and cash equivalents balances that, along with certain other assets, are being held as required by certain insurance-related regulatory requirements and are therefore not available for general corporate purposes, as further described below under “Investments in debt and equity securities.”

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

In general, the Company invests excess cash in shorter-dated, highly liquid investments such as money market funds, certificates of deposit, and commercial paper.  Such securities have been classified either as held-to-maturity or available-for-sale, depending on the type of securities purchased (debt versus equity) as well as the Company’s intentions with respect to the potential sale of such securities before their stated maturity dates.  Given the short maturities of such investments (except for those securities described in further detail below), the carrying amounts approximate the fair values of such securities.

In 2006 and prior years, the Company invested in tax-exempt auction rate securities, which are debt instruments having longer-dated (in some cases, many years) legal maturities, but with interest rates that are generally reset every 28-35 days under an auction system.  Because auction rate securities are frequently re-priced, they trade in the market like short-term investments.  As available-for-sale securities, these investments are carried at fair value, which approximates cost given that the average duration of such securities held by the Company is less than 40 days.  Despite the liquid nature of these investments, the Company categorizes them as short-term investments instead of cash and cash equivalents due to the underlying legal maturities of such securities.  However, they have been classified as current assets as they are generally available to support the Company’s current operations. There were no such investments outstanding as of February 1, 2008 or February 2, 2007.

In 2007 and 2006, the Company’s South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), had investments in U.S. Government securities, obligations of Government Sponsored Enterprises, short- and long-term corporate obligations, and asset-backed obligations. These investments are held pursuant to South Carolina regulatory requirements to maintain certain asset balances in relation to ARIC’s liability and equity balances and, as such, these investments are not available for general corporate purposes. The composition of these required asset balances changes periodically. At February 1, 2008, the total of these balances was $63.4 million and is reflected in the Company’s consolidated balance sheet as follows: cash and cash equivalents of $11.9 million, short-term investments of $19.6 million and long-term investments included in other assets of $31.9 million.

Historical cost information pertaining to investments in mutual funds by participants in the Company’s supplemental retirement and compensation deferral plans classified as trading securities is not readily available to the Company.

On February 1, 2008 and February 2, 2007, held-to-maturity, available-for-sale and trading securities consisted of the following (in thousands):

Successor February 1, 2008	Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Held-to-maturity securities
Bank and corporate debt	$24,254	$244	$107	$24,391
U.S. Government securities	16,652	676	-	17,328
Obligations of Government sponsored enterprises	9,834	40	-	9,874
Asset-backed securities	1,815	21	5	1,831
Other debt securities (see Note 7)	33,453	-	709	32,744
	86,008	981	821	86,168

Trading securities
Equity securities	15,066	-	-	15,066

Total debt and equity securities	$101,074	$981	$821	$101,234

Predecessor February 2, 2007	Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Held-to-maturity securities
Bank and corporate debt	$100,386	$2	$80	$100,308
U.S. Government securities	17,026	1	29	16,998
Obligations of Government sponsored enterprises	9,192	3	9	9,186
Asset-backed securities	2,833	4	10	2,827
	129,437	10	128	129,319

Available-for-sale securities
Equity securities	13,512	-	-	13,512

Trading securities
Equity securities	13,591	-	-	13,591

Total debt and equity securities	$156,540	$10	$128	$156,422

On February 1, 2008 and February 2, 2007, these investments were included in the following accounts in the consolidated balance sheets (in thousands):

Successor February 1, 2008	Held-to- Maturity Securities	Available- for-Sale Securities	Trading Securities
Cash and cash equivalents	$1,000	$-	$-
Short-term investments	19,611	-	-
Prepaid expenses and other current assets	-	-	2,166
Other assets, net	31,944	-	12,900
Long-term obligations (see Note 7)	33,453	-	-
	$86,008	$-	$15,066

Predecessor February 2, 2007	Held-to- Maturity Securities	Available- for-Sale Securities	Trading Securities
Cash and cash equivalents	$79,764	$13,512	$-
Short-term investments	29,950	-	-
Prepaid expenses and other current assets	-	-	1,090
Other assets, net	19,723	-	12,501
	$129,437	$13,512	$13,591

The contractual maturities of held-to-maturity securities as of February 1, 2008 were as follows (in thousands):

Successor	Cost	Fair Value
Less than one year	$20,522	$20,614
One to three years	31,021	31,790
Greater than three years	34,465	33,764
	$86,008	$86,168

For the years ended February 1, 2008, February 2, 2007 and February 3, 2006, gross realized gains and losses on the sales of available-for-sale securities were not material.  The cost of securities sold is based upon the specific identification method.

Merchandise inventories

Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method. Under the Company’s retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales.  The excess of current cost over LIFO cost was approximately $6.1 million at February 1, 2008 and $4.3 million at February 2, 2007. Current cost is determined using the retail first-in, first-out method.  The Company’s LIFO reserves were adjusted to zero at July 6, 2007 as a result of the Merger. The Successor recorded LIFO reserves of $6.1 million during 2007. LIFO reserves of the Predecessor decreased $1.5 million and $0.5 million in 2006 and 2005, respectively.  Costs directly associated with warehousing and distribution are capitalized into inventory.

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

The Company recorded impairment charges included in SG&A expense of approximately $0.2 million in the 2007 Predecessor period, $9.4 million in 2006 and $0.6 million in 2005 to reduce the carrying value of certain of its stores’ assets as deemed necessary due to negative sales trends and cash flows at these locations. The majority of the 2006 charges were recorded pursuant to certain strategic initiatives discussed in Note 3.

Goodwill and other intangible assets

The Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. No impairment of intangible assets has been identified during any of the periods presented.

Other assets

Other assets consist primarily of long-term investments, qualifying prepaid expenses, debt issuance costs which are amortized over the life of the related obligations, utility and security deposits and life insurance policies. Such debt issuance costs increased substantially subsequent to the Merger as further discussed in Notes 2 and 6.

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

Rent expense

Rent expense is recognized over the term of the lease.  The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.  The Company also receives tenant allowances, which are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease.  Any difference between the calculated expense and the amounts actually paid are reflected as a liability, with the current portion in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $3.7 million (after purchase accounting adjustment due to the Merger) and $30.4 million at February 1, 2008 and February 2, 2007, respectively.

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable, in accordance with EITF Issue 98-9, “Accounting for Contingent Rent.” The amount expensed but not paid as of February 1, 2008 and February 2, 2007 was approximately $8.3 million and $8.6 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets (See Note 7).

Generally, for store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the date the store is closed in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated future liability associated with the rental obligation for certain store closures associated with the Merger were based on EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” In the normal course of business, based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Liabilities are established at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS 146. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. Liabilities are reviewed periodically and adjusted when necessary.  The closed store liability balance at February 1, 2008 and February 2, 2007 was $20.2 million and $5.4 million, respectively.

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

(In thousands)	Successor 2007	Predecessor 2006
Compensation and benefits	$60,720	$41,957
Insurance	64,418	76,062
Taxes (other than taxes on income)	55,990	50,502
Other	119,828	85,037
	$300,956	$253,558

Other accrued expenses primarily include the current portion of liabilities for deferred rent, freight expense, contingent rent expense, interest, electricity, lease contract termination liabilities for closed stores, income tax related reserves, and common area maintenance charges.

Insurance liabilities

The Company retains a significant portion of risk for its workers’ compensation, employee health, general liability, property and automobile claim exposures.  Accordingly, provisions are made for the Company’s estimates of such risks.  The undiscounted future claim costs for the workers’ compensation, general liability, and health claim risks are derived using actuarial methods.  To the extent that subsequent claim costs vary from those estimates, future results of operations will be affected. Ashley River Insurance Company (or ARIC, as defined above), a South Carolina-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers’ compensation and non-property general liability exposures.  Pursuant to South Carolina insurance regulations, ARIC has cash and cash equivalents and investment balances that are not available for general corporate purposes, as further described above under “Investments in debt and equity securities.” ARIC currently insures no unrelated third-party risk.

As a result of the Merger, the Company recorded its assumed self-insurance reserves as of the Merger date at their present value in accordance with SFAS 141, “Business Combinations”, using a discount rate of 5.4%. The balance of the resulting discount was $18.7 million at February 1, 2008. Other than for reserves assumed in a business combination, the Company’s policy is to record self-insurance reserves on an undiscounted basis.

Other liabilities

Other non-current liabilities consist of the following:

(In thousands)	Successor 2007	Predecessor 2006
Compensation and benefits	$13,744	$15,344
Insurance	123,276	107,476
Income tax related reserves	78,277	-
Derivatives	82,319	-
Other	22,098	35,521
	$319,714	$158,341

Other liabilities consist primarily of deferred rent, lease contract termination liabilities for closed stores, leasehold interests liabilities, and redeemable stock options.

Fair value of financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values.  At February 1, 2008, the fair value of the Company’s debt, excluding capital lease obligations, was approximately $3,782.6 million, or approximately $489.2 million less than the carrying values of the debt, compared to a fair value of $265.7 million at February 2, 2007, or approximately $14.0 million greater than the carrying value. The fair value (estimated market value) of the debt is based primarily on quoted prices for those or similar instruments.

The fair value of the Company’s derivatives reflects the estimated amounts that the Company would receive or pay to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information. Interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates derived from observed market interest rate curves.

Derivative financial instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (collectively, “SFAS 133”). This literature requires the Company to recognize all derivative instruments on the balance sheet at fair value, and contains accounting rules for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions taken by the Company are intended to be used to reduce risk by hedging an underlying economic exposure.

The Company’s derivative financial instruments, in the form of interest rate swaps, are related to variable interest rate risk exposures associated with the Company’s long-term debt and were entered into in an attempt to manage that risk. The counterparties to the Company’s derivative agreements are all major international financial institutions. The Company continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties. The Company does not offset fair value amounts of derivatives and associated cash collateral.

In April 2007, Buck entered into interest rate swaps, contingent upon the completion of the Merger, on a portion of the loans anticipated to result from the Merger.  The interest rate swaps result in the Company paying a fixed rate of 7.683% on a notional amount of $2.0 billion as of July 31, 2007, with the notional amount of these swaps amortizing on a quarterly basis through July 31, 2012.  Such notional amount was $1.6 billion as of February 1, 2008. The swaps were designated as cash flow hedges on October 12, 2007.  For the period prior to hedge designation, an unrealized loss of $3.7 million for the Successor period has been recognized in Loss on interest rate swaps in the consolidated statements of operations, reflecting the changes in fair value of the swaps prior to their designation as qualifying cash flow hedging relationships, which were offset by earnings under the contractual provisions of the swaps of $1.7 million during the same time period.

As of February 1, 2008, the fair value of the interest rate swaps of ($82.3) million was recorded in non-current Other liabilities on the consolidated balance sheet. From the date the swaps were designated as hedges, the effective portion of the change in fair value of the swaps of ($78.6) million was recorded in Other comprehensive income, a separate component of equity, offset by related income taxes of $29.5 million. The Company also recorded expense related to hedge ineffectiveness of $0.4 million during the Successor period ended February 1, 2008.

Share-based payments

Effective February 4, 2006, the Company adopted SFAS 123 (Revised 2004) “Share Based Payment” (“SFAS 123(R)”) and began recognizing compensation expense for share-based compensation based on the fair value of the awards on the grant date. SFAS 123(R) requires share-based compensation expense recognized since February 4, 2006 to be based on: (a) grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for unvested options granted prior to the adoption date and (b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted after the adoption date. The Company adopted SFAS 123(R) under the modified-prospective-transition method and, therefore, results from prior periods have not been restated.

Prior to February 4, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provided pro forma disclosures as permitted under SFAS 123. Because options were granted at an exercise price equal to the market price of the underlying common stock on the grant date, compensation cost related to stock options was generally not required to be recorded as a reduction to net income prior to the adoption of SFAS 123(R).

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the prior estimate. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The Company bases this estimate on historical experience or estimates of future trends, as applicable. An increase in the forfeiture rate will decrease compensation expense. Under SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to the adoption of SFAS 123(R).

The fair value of each option grant is separately estimated and amortized into compensation expense on a straight-line basis between the applicable grant date and each vesting date. The Company has estimated the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

The Company also accounts for nonvested restricted stock awards in accordance with the provisions of SFAS 123(R). The Company calculates compensation expense as the difference between the market price of the underlying stock on the grant date and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the recipient earns the nonvested restricted stock and restricted stock unit award. Under the provisions of SFAS 123(R), unearned compensation is not recorded within shareholders’ equity.

The Company has elected to determine its excess tax benefit pool upon adoption of SFAS 123(R) in accordance with the provisions of FASB Staff Position (“FSP”) 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Under the provisions of this FSP, the cumulative benefit of stock option exercises included in additional paid-in capital for the periods after the effective date of SFAS 123 is reduced by the cumulative income tax effect of the pro forma stock option expense previously disclosed in accordance with the requirements of SFAS 123. (The provision of this FSP applied only to options that were fully vested before the date of adoption of SFAS 123(R). The amount of any excess tax benefit for options that are either granted after the adoption of SFAS 123(R) or are partially vested on the date of adoption were computed in accordance with the provisions of SFAS 123(R).) The amount of any excess deferred tax asset over the actual income tax benefit realized for options that are exercised after the adoption of SFAS 123(R) will be absorbed by the excess tax benefit pool. Income tax expense will be increased should the Company’s excess tax benefit pool be insufficient to absorb any future deferred tax asset amounts in excess of the actual tax benefit realized. The Company has determined that its excess tax benefit pool was approximately $68 million as of the adoption of SFAS 123(R) on February 4, 2006.  After the Merger and the related application of purchase accounting, the excess tax benefit pool has been reduced to zero.

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

The Company began gift card sales in the third quarter of 2005.  The Company recognizes gift card sales revenue at the time of redemption.  The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards was approximately $1.2 million and $0.8 million at February 1, 2008 and February 2, 2007, respectively, and is recorded in Accrued expenses and other. Through February 1, 2008, the Company has not recorded any breakage income related to its gift card program. The Company will continue to evaluate its current breakage policy as it continues to gain more sufficient company-specific customer experience.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected net of qualifying cooperative advertising funds provided by vendors in SG&A expenses. Advertising costs were $23.6 million $17.3 million, $45.0 million and $15.1 million in the 2007 Successor and Predecessor periods, 2006 and 2005, respectively.  These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in-store signage, and costs associated with the sponsorship of a National Association for Stock Car Auto Racing team. Vendor funding for cooperative advertising offset reported expenses by $6.6 million, $2.0 million, $7.9 million and $0.8 million in the 2007 Successor and Predecessor periods, 2006 and 2005, respectively.

Capitalized interest

To assure that interest costs properly reflect only that portion relating to current operations, interest on borrowed funds during the construction of property and equipment is capitalized.  Interest costs capitalized were approximately $2.9 million and $3.3 million in 2006 and 2005, respectively.

Income taxes

The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, the asset and liability method is used for computing the future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.  Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities.

As discussed in Note 5, effective February 3, 2007 the Predecessor modified its method of accounting for income taxes in connection with the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (“FIN 48”). The adoption resulted in an $8.9 million decrease in retained earnings and a reclassification of certain amounts between deferred income taxes and other noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48. As of the date of adoption, the total reserve for uncertain tax benefits was $77.9 million. This reserve excludes the federal income tax benefit for the uncertain tax positions related to state income taxes, which is now included in deferred tax assets. As a result of the adoption of FIN 48, the reserve for interest expense related to income taxes was increased to $15.3 million and a reserve for potential penalties of $1.9 million related to uncertain income tax positions was recorded. As of the date of adoption, approximately $27.1 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions. After the Merger and the related application of purchase accounting, no portion of the reserve for uncertain tax positions that existed as of the date of adoption would impact our effective tax rate but would, if subsequently recognized, reduce the amount of goodwill recorded in relation to the Merger.

Subsequent to the adoption of FIN 48, the Company has elected to record income tax related interest and penalties as a component of the provision for income tax expense.

Income tax reserves are determined using the methodology established by FIN 48.  FIN 48 requires companies to assess each income tax position taken using a two step process.  A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities.  If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.  Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation.  If the Company's determinations and estimates prove to be inaccurate, the resulting adjustments could be material to the Company’s future financial results.

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

Accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008.  The Company currently plans to adopt SFAS 161 during its 2009 fiscal year.  No determination has yet been made regarding the potential impact of this standard on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  The new standard establishes the requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest (formerly minority interest) in an acquiree; provides updated requirements for recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase; and provides updated disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed. This standard is not expected to impact the Company’s financial statements unless a qualifying transaction is consummated subsequent to the effective date.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company currently plans to adopt SFAS 159 during its 2008 fiscal year.  The Company is in the process of evaluating the potential impact of this standard on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  The standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances for financial assets and liabilities.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  For non-financial assets and liabilities, the effective date has been delayed to fiscal years beginning after November 15, 2008.  The Company currently plans to adopt SFAS 157 during its 2008 and 2009 fiscal years as appropriate. The Company is in the process of evaluating the potential impact of this standard on its financial statements.

Reclassifications

Certain reclassifications of the 2006 amounts have been made to conform to the 2007 presentation.

2.	Merger

On March 11, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buck Holdings L.P., a Delaware limited partnership (“Parent”), and Buck, a Tennessee corporation and wholly owned subsidiary of Parent.  Parent is and Buck was (prior to the Merger) controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR”).  On July 6, 2007, the transaction was consummated through a merger (the “Merger”) of Buck with and into the Company. The Company survived the Merger as a subsidiary of Parent.  The Company’s results of operations after July 6, 2007 include the effects of the Merger.

The aggregate purchase price was approximately $7.1 billion, including direct costs of the Merger, and was funded primarily through debt financings as described more fully below in Note 6 and cash equity contributions from KKR, GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), Citi Private Equity, Wellington Management Company, LLP, CPP Investment Board (USRE II) Inc., and other equity co-investors (collectively, the “Investors”) of approximately $2.8 billion (553.4 million shares of new common stock, $0.50 par value per share, valued at $5.00 per share).  Also in connection with the Merger, certain of the Company’s management employees invested, and were issued new shares representing less than 1% of the outstanding shares, in the Company.  Pursuant to the terms of the Merger Agreement, the former holders of the Company’s common stock, par value $0.50 per share, received $22.00 per share, or approximately $6.9 billion, and all such shares were acquired as a result of the Merger. As of February 1, 2008, there were approximately 555,481,897 shares of Company common stock outstanding, a portion of which is redeemable as further discussed below in Note 9.

As discussed in Note 1, the Merger was accounted for as a reverse acquisition in accordance with the purchase accounting provisions of SFAS 141, “Business Combinations”.  Because of this accounting treatment, the Company’s assets and liabilities have properly been accounted for at their estimated fair values as of the Merger date.  The aggregate purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon an assessment of their relative fair values as of the Merger date.

The allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$349,615
Short-term investments	30,906
Merchandise inventories	1,368,130
Income taxes receivable	36,934
Deferred income taxes	57,176
Prepaid expenses and other current assets	63,204
Property and equipment, net	1,301,119
Goodwill	4,344,930
Intangible assets	1,396,612
Other assets, net	66,537
Current portion of long-term obligations	(7,088)
Accounts payable	(585,518)
Accrued expenses and other	(306,394)
Income taxes payable	(84)
Long-term obligations	(267,927)
Deferred income taxes	(536,555)
Other liabilities	(215,906)
Total purchase price assigned	$7,095,691

The purchase price allocation as of February 1, 2008 included approximately $4.34 billion of goodwill, none of which is expected to be deductible for tax purposes.  The goodwill balance at February 1, 2008 increased by $21.3 million over the balance reported at August 3, 2007, representing a refinement of the purchase price allocation related to the Merger.  The February 1, 2008 purchase price allocation also included approximately $1.4 billion of other intangible assets, as follows:

	As of February 1, 2008
(In thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Leasehold interests	2 to 17.5 years	$185,112	$23,663	$161,449
Internally developed software	3 years	12,300	2,392	9,908
		197,412	26,055	171,357
Trade names and trademarks	Indefinite	1,199,200	-	1,199,200
		$1,396,612	$26,055	$1,370,557

The Company recorded amortization expense related to amortizable intangible assets for the year-to-date Successor period ended February 1, 2008 of $26.1 million ($23.7 million of which is included in rent expense).  Amortizable intangible assets will be amortized over a weighted average period of 5.4 years.

For intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2008 - $44.7 million, 2009 - $41.2 million, 2010 - $27.3 million, 2011 - $21.0 million, 2012 - $17.1 million.

Fees and expenses related to the Merger totaled $102.6 million, principally consisting of investment banking fees, legal fees and stock compensation ($39.4 million as further discussed in Note 9), and are reflected in the 2007 results of operations.  Capitalized debt issuance costs, related to financing the Merger of $87.4 million as of the Merger date are reflected in other long-term assets in the consolidated balance sheet.

The following represents the unaudited pro forma results of our consolidated operations as if the Merger had occurred on February 4, 2006, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based on their estimated fair values and changes in interest expense resulting from changes in consolidated debt (in thousands):

(In thousands)	Year Ended February 1, 2008	Year ended February 2, 2007
Revenue	$9,495,246	$9,169,822
Net loss	(57,939)	(156,188)

The pro forma information does not purport to be indicative of what the Company's results of operations would have been if the acquisition had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the Company's future results of operations.

Subsequent to the announcement of the Merger Agreement, the Company and its directors, along with other parties, were named in seven putative class actions filed in Tennessee state courts alleging claims for breach of fiduciary duty arising out of the proposed Merger, all as described more fully under “Legal Proceedings” in Note 7 below.

3.	Strategic initiatives

During 2006, the Company began implementing certain strategic initiatives related to its historical inventory management and real estate strategies, as more fully described below.

Inventory management

In November 2006, the Company undertook an initiative to discontinue its historical inventory packaway model for virtually all merchandise by the end of fiscal 2007. Under the packaway model, unsold inventory items were stored on-site and returned to the sales floor to be sold year after year, until the items were eventually sold, damaged or discarded. Through end-of-season and other markdowns, this initiative resulted in the elimination of seasonal, home products and basic clothing packaway merchandise to allow for increased levels of newer, current-season merchandise.  In connection with this strategic change, in the third quarter of 2006 the Company recorded a reserve for lower of cost or market inventory impairment estimates of $63.5 million and incurred higher markdowns and writedowns on inventory in the second half of 2006 and in 2007 than in comparable prior-year periods.  As a result of the Merger and in accordance with SFAS 141, the Company’s inventory balances, including the inventory associated with this strategic change, were adjusted to fair value and the related reserve was eliminated.

Exit and disposal activities

In November 2006, the Company decided to close, in addition to those stores that might be closed in the ordinary course of business, approximately 400 stores by the end of fiscal 2007, all of which have been closed as of February 1, 2008.  Additionally, in connection with the Merger, management approved and completed a plan to close an additional 60 stores prior to February 1, 2008.  The Company has recorded the following pre-tax costs associated with the closing of these approximately 460 stores (in millions):

	Total (a)	Incurred in 2006	Incurred in 2007	Merger Additions (b)	Remaining
Lease contract termination costs (c)	$34.3	$5.7	$16.3	$12.3	$-
One-time employee termination benefits	1.0	0.3	0.5	0.2	-
Other associated store closing costs	8.6	0.2	7.2	1.2	-
Inventory liquidation fees	4.4	1.6	2.8	-	-
Asset impairment & accelerated depreciation	12.8	8.3	3.6	0.9	-
Inventory markdowns below cost	8.3	6.7	0.9	0.7	-
Total	$69.4	$22.8	$31.3	$15.3	$-

(a)	Reflects totals as of February 1, 2008, which, in total, are $1.5 million less than estimates as of November 2, 2007.
(b)	These amounts were recorded as assumed liabilities in connection with the Merger.
(c)
Including reversals of deferred rent accruals totaling $0.5 million, of which $0.1 million is reflected in 2006, and $0.4 million is reflected in 2007.  Excludes accretion expense to be incurred in future periods.

Other associated store closing costs as listed in the table above primarily include the removal of any usable assets as well as real estate consulting and other services.

Liability balances related to exit activities discussed above are as follows (in millions):

	Balance, February 2, 2007	2007 Expenses (a)	2007 Payments and Other	Merger Additions (b)	Balance, February 1, 2008
Lease contract termination costs	$5.0	$16.9	$14.1	$12.3	$20.1
One-time employee termination benefits	0.3	0.5	1.0	0.2	-
Other associated store closing costs (c)	0.2	7.2	7.6	1.2	1.0
Inventory liquidation fees	0.3	2.8	3.1	-	-
Total	$5.8	$27.4	$25.8	$13.7	$21.1

(a)	2007 expenses associated with exit and disposal activities are included in selling, general and administrative (“SG&A”) expenses in the consolidated statement of operations.
(b)	These amounts were recorded as assumed liabilities in connection with the Merger.
(c)	Primarily represents store closing costs including removal of store fixtures.

4.	Property and equipment

Property and equipment is recorded at cost and summarized as follows:

(In thousands)	Successor 2007	Predecessor 2006
Land and land improvements	$137,539	$147,447
Buildings	516,482	437,368
Leasehold improvements	87,343	212,078
Furniture, fixtures and equipment	645,376	1,617,163
Construction in progress	2,823	16,755
	1,389,563	2,430,811
Less accumulated depreciation and amortization	115,318	1,193,937
Net property and equipment	$1,274,245	$1,236,874

Depreciation expense related to property and equipment was approximately $116.9 million for the Successor period from July 7, 2007 through February 1, 2008 compared to $83.5 million for the February 3, 2007 through July 6, 2007 Predecessor period, $199.6 million for 2006 and $186.1 million for 2005.  Amortization of capital lease assets is included in depreciation expense.

5.	Income taxes

The provision (benefit) for income taxes consists of the following:

	Successor	Predecessor
(In thousands)	July 7, 2007 to February 1, 2008	February 3, 2007 to July 6, 2007	2006	2005
Current:
Federal	$(25,726)	$31,114	$101,919	$175,344
Foreign	409	495	1,200	1,205
State	4,306	1,258	17,519	9,694
	(21,011)	32,867	120,638	186,243
Deferred:
Federal	22,157	(18,750)	(34,807)	8,479
Foreign	-	-	13	17
State	(2,921)	(2,124)	(3,424)	(252)
	19,236	(20,874)	(38,218)	8,244
	$(1,775)	$11,993	$82,420	$194,487

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

	Successor		Predecessor
(Dollars in thousands)	July 7, 2007 to February 1, 2008		February 3, 2007 to July 6, 2007		2006		2005
U.S. federal statutory rate on earnings before income taxes	$(2,308)	35.0%	$1,399	35.0%	$77,127	35.0%	$190,625	35.0%
State income taxes, net of federal income tax benefit	904	(13.7)	(1,135)	(28.4)	5,855	2.7	6,223	1.1
Jobs credits, net of federal income taxes	(3,022)	45.8	(2,227)	(55.7)	(5,008)	(2.3)	(4,503)	(0.8)
Increase (decrease) in valuation allowances	-	-	551	13.8	3,211	1.5	(88)	(0.0)
Income tax related interest expense, net of federal income tax benefit	2,738	(41.5)	(172)	(4.3)	-	-	-	-
Nondeductible transaction costs	-	-	13,501	337.9	-	-	-	-
Other, net	(87)	1.3	76	1.9	1,235	0.5	2,230	0.4
	$(1,775)	26.9%	$11,993	300.2%	$82,420	37.4%	$194,487	35.7%

The income tax rate for the Successor period ended February 1, 2008 is a benefit of 26.9%.  This benefit is less than the expected, U.S. statutory rate of 35% due to the incurrence of state income taxes in several of the group’s subsidiaries that file their state income tax returns on a separate entity basis and the election to include, effective February 3, 2007, income tax related interest and penalties in the amount reported as income tax expense.

The income tax rate for the Predecessor period ended July 6, 2007 is an expense of 300.2%.  This expense is higher than the expected U.S. statutory rate of 35% due principally to the non-deductibility of certain acquisition related expenses.

The 2006 income tax rate was higher than the 2005 rate by 1.7%.  Factors contributing to this increase include additional expense related to the adoption of a new tax system in the State of Texas; a reduction in the contingent income tax reserve due to the resolution of contingent liabilities that is less than the decrease that occurred in 2005; an increase in the deferred tax valuation allowance, and an increase related to a non-recurring benefit recognized in 2005 related to an internal restructuring.  Offsetting these rate increases was a reduction in the income tax rate related to federal income tax credits.  Due to the reduction in the Company’s 2006 income before tax, a small increase in the amount of federal income tax credits earned yielded a much larger percentage reduction in the income tax rate for 2006 versus 2005.

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(In thousands)	Successor February 1, 2008	Predecessor February 2, 2007
Deferred tax assets:
Deferred compensation expense	$6,354	$10,090
Accrued expenses and other	4,379	4,037
Accrued rent	5,909	10,487
Accrued insurance	61,887	9,899
Deferred gain on sale/leasebacks	-	2,312
Inventories	-	5,874
Interest rate hedges	30,891	-
Tax benefit of FIN 48 income tax and interest reserves	16,209	-
Other	9,947	4,609
State tax net operating loss carryforwards, net of federal tax	10,342	4,004
State tax credit carryforwards, net of federal tax	8,727	8,604
	154,645	59,916
Less valuation allowances	(1,560)	(5,249)
Total deferred tax assets	153,085	54,667
Deferred tax liabilities:
Property and equipment	(108,675)	(71,465)
Inventories	(20,291)	-
Trademarks	(428,627)	-
Amortizable assets	(64,419)	-
Other	(501)	(478)
Total deferred tax liabilities	(622,513)	(71,943)
Net deferred tax liabilities	$(469,428)	$(17,276)

Net deferred tax liabilities are reflected separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred tax liabilities as recorded in the consolidated balance sheets:

(In thousands)	Successor February 1, 2008	Predecessor February 2, 2007
Current deferred income tax assets, net	$17,297	$24,321
Noncurrent deferred income tax liabilities, net	(486,725)	(41,597)
Net deferred tax liabilities	$(469,428)	$(17,276)

The Company has a federal net operating loss carryforward as of February 1, 2008 of approximately $44.5 million which will expire in 2027.  The Company also has state net operating loss carryforwards that total approximately $261.1 million and will expire beginning in 2012 through 2027 and state tax credit carryforwards of approximately $13.4 million that will expire beginning in 2008 through 2027.

The valuation allowance has been provided principally for state tax credit carryforwards.  The full amount of the change in the valuation allowance for the 2007 Successor period, a decrease of $4.2 million, was recorded as an adjustment to goodwill. The increase of $0.6 million in the Predecessor period ended July 6, 2007, the increase of $3.2 million in 2006 and the decrease of $0.1 million in 2005 were included in income tax expense for the respective periods.  Based upon expected future income and available tax planning strategies, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance. After the Merger, the full benefit of any reversal of the valuation allowance will reduce goodwill and not income tax expense.

The Predecessor adopted the provisions of FIN 48 effective February 3, 2007.  The adoption resulted in an $8.9 million decrease in retained earnings and a reclassification of certain amounts between deferred income taxes and other noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48.  As of the date of adoption, the total reserve for uncertain tax benefits was $77.9 million.  This reserve excludes the federal income tax benefit for the uncertain tax positions related to state income taxes, which is now included in deferred tax assets.  As a result of the adoption of FIN 48, the reserve for interest expense related to income taxes was increased to $15.3 million and a reserve for potential penalties of $1.9 million related to uncertain income tax positions was recorded.

Subsequent to the adoption of FIN 48, the Company has elected to record income tax related interest and penalties as a component of the provision for income tax expense.

In the Predecessor period ended July 6, 2007, the Internal Revenue Service completed an examination of the Company’s federal income tax returns through fiscal year 2003 resulting in a net income tax refund.  There are no unresolved issues related to this examination.  None of the Company’s federal income tax returns are currently under examination by the Internal Revenue Service; however, fiscal years 2004 and later are still subject to possible examination by the Internal Revenue Service.  The Company has various state income tax examinations that are currently in progress.  The estimated liability related to these state income tax examinations is included in the Company’s reserve for uncertain tax positions.  Generally, the Company’s tax years ended in 2004 and forward remain open for examination by the various state taxing authorities.

As of February 1, 2008, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $96.6 million, $19.7 million and $1.5 million, respectively, for a total of $117.8 million.  Of this amount, $23.2 million and $78.3 are reflected in current liabilities as accrued expenses and other and in other noncurrent liabilities, respectively, in the consolidated balance sheet with the remaining $16.3 million reducing deferred tax assets related to net operating loss carry forwards.

The change, from the date of adoption, through the end of the Predecessor period ended July 6, 2007 in the reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties that impacted the consolidated statement of operations was a net increase of $10.4 million and $0.2 million and a decrease of $0.4 million, respectively.  The change, from the end of the Predecessor period ended July 6, 2007, through the end of the Successor period ended February 1, 2008, in the reserves for uncertain tax benefits and interest expense related to income taxes that impacted the consolidated statement of operations was a net increase of $0.2 million and $4.2 million, respectively.   There was no change in the reserve for potential income tax penalties during the Successor period.

The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $64.8 million in the coming twelve months as a result of the settlement of currently ongoing state income tax examinations and the anticipated filing of an income tax accounting method change request that is expected to resolve certain uncertainties related to accounting methods employed by the Company.  The reasonably possible change of $64.8 million is included in both current liabilities ($21.2 million) and other noncurrent liabilities ($43.6 million) in the consolidated balance sheet as of February 1, 2008. Also, as of February 1, 2008 (after the merger and the related application of purchase accounting), approximately $0.3 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

A reconciliation of the reserve associated with uncertain income tax positions from February 3, 2007 (the date of adoption) through February 1, 2008 is as follows:

(In thousands)
Balance as of February 3, 2007	$77,864
Increases – tax positions taken in the current year	19,568
Increases – tax positions taken in prior years	1,149
Decrease – tax positions taken in prior years	(9)
Statute expirations	(185)
Settlements	(1,787)
Balance as of February 1, 2008	$96,600

6.	Current and long-term obligations

Current and long-term obligations consist of the following:

	Successor	Predecessor
(In thousands)	February 1, 2008	February 2, 2007
Senior secured term loan facility	$2,300,000	$-
Senior secured asset-based revolving credit facility	102,500	-
10 5/8% Senior Notes due July 15, 2015, net of discount of $22,083	1,152,917	-
11 7/8/12 5/8% Senior Subordinated Notes due July 15, 2017	700,000	-
8 5/8% Notes due June 15, 2010, net of discount of $- and $146, respectively	1,822	199,832
Capital lease obligations	10,268	55,711
Tax increment financing due February 1, 2035	14,495	14,495
	4,282,002	270,038
Less: current portion	(3,246)	(8,080)
Long-term portion	$4,278,756	$261,958

On July 6, 2007, the Company entered into two senior secured credit agreements (the “New Credit Facilities”).  The New Credit Facilities provide financing of $3,425.0 million, consisting of $2,300.0 million in a senior secured term loan facility which matures on July 6, 2014, and a senior secured asset-based revolving credit facility of up to $1,125.0 million, subject to borrowing base availability, which matures on July 6, 2013.

Under the New Credit Facilities, the Company has the right at any time to request up to $325.0 million of incremental commitments under one or more incremental term loan facilities and/or asset-based revolving credit facilities, subject to certain conditions and subject to the lender’s desire to extend the incremental facilities.

The amount from time to time available under the senior secured asset-based revolving credit facility (including in respect of letters of credit) may not exceed the borrowing base (consisting of specified percentages of eligible inventory and credit card receivables less any applicable availability reserves).  The senior secured asset-based revolving credit facility includes a $1.0 billion tranche and a $125.0 million (“last out”) tranche.  Repayments of the senior secured asset-based revolving credit facility will be applied to the $125.0 million tranche only after all other tranches have been fully paid down.  As of February 1, 2008, the Company had borrowed $102.5 million under the “last out” tranche.

Borrowings under the New Credit Facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate).  The applicable margin for borrowings is (i) under the term loan facility, 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings and (ii) as of February 1, 2008, under the asset-based revolving credit facility (except in the last out tranche described above), 1.50% with respect to LIBOR borrowings and 0.50% with respect to base-rate borrowings and for any last out borrowings, 2.25% with respect to LIBOR borrowings and 1.25% with respect to base-rate borrowings.  The applicable margins for borrowings under the asset-based revolving credit facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the asset-based revolving credit facility.  As of February 1, 2008, the average interest rate for borrowings under the revolving credit facility was 6.35%.  The interest rate for borrowings under the term loan facility was 6.22% (without giving effect to the interest rate swap discussed in Note 1) as of February 1, 2008.

In addition to paying interest on outstanding principal under the New Credit Facilities, the Company is required to pay a commitment fee to the lenders under the asset-based revolving credit facility in respect of the unutilized commitments thereunder.  The commitment fee rate was 0.375% per annum.  The commitment fee rate will be reduced (except with regard to the last out tranche) to 0.25% per annum at any time that the unutilized commitments under the asset-based credit facility are equal to or less than 50% of the aggregate commitments under the asset-based revolving credit facility.  The Company also must pay customary letter of credit fees.

The senior secured credit agreement for the term loan facility requires the Company to prepay outstanding term loans, subject to certain exceptions, with percentages of excess cash flow, proceeds of non-ordinary course asset sales or dispositions of property, and proceeds of incurrences of certain debt.  In addition, the senior secured credit agreement for the asset-based revolving credit facility requires the Company to prepay the asset-based revolving credit facility, subject to certain exceptions, with proceeds of non-ordinary course asset sales or dispositions of property and any borrowings in excess of the then current borrowing base.  Beginning September 30, 2009, the Company is required to repay installments on the loans under the term loan credit facility in equal quarterly principal amounts in an aggregate amount per annum equal to 1% of the total funded principal amount at July 6, 2007, with the balance payable on July 6, 2014.

All obligations under the New Credit Facilities are unconditionally guaranteed by substantially all of the Company’s existing and future domestic subsidiaries (excluding certain immaterial subsidiaries and certain subsidiaries designated by the Company under the New Credit Facilities as “unrestricted subsidiaries”).

All obligations and guarantees of those obligations under the term loan credit facility are secured by, subject to certain exceptions, a second-priority security interest in all existing and after-acquired inventory and accounts receivable; a first priority security interest in substantially all of the Company’s and the guarantors’ tangible and intangible assets (other than the inventory and accounts receivable collateral just described); and first-priority pledge of the capital stock held by the Company.  All obligations under the asset-based revolving credit facility are secured by all existing and after-acquire inventory and accounts receivable, subject to certain exceptions.

The New Credit Facilities contain certain covenants, including, among other things, covenants that limit the Company’s ability to incur additional indebtedness, sell assets, incur additional liens, pay dividends, make investments or acquisitions, or repay certain indebtedness.

As of February 1, 2008, the Company had $102.5 million in borrowings, $28.8 million of commercial letters of credit, and $69.2 million of standby letters of credit outstanding under the asset-based revolving credit facility, with excess availability under that facility of $769.2 million.  As of February 1, 2008, the Company had $2,300.0 million outstanding under the term loan facility.

In addition, on July 6, 2007, in conjunction with the Merger, the Company issued $1,175.0 million aggregate principal amount of 10.625% senior notes due 2015 (the “senior notes”) which were issued net of a discount of $23.2 million and which mature on July 15, 2015 pursuant to an indenture, dated as of July 6, 2007 (the “senior indenture”), and $725 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “senior subordinated notes”), which mature on July 15, 2017, pursuant to an indenture, dated as of July 6, 2007 (the “senior subordinated indenture”).  The senior notes and the senior subordinated notes are collectively referred to herein as the “notes”.  The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures”.

Interest on the notes is payable on January 15 and July 15 of each year, commencing on January 15, 2008.  Interest on the senior notes will be payable in cash.  Cash interested on the senior subordinated notes will accrue at a rate of 11.875% per annum and PIK interest (as that term is defined below) will accrue at a rate of 12.625% per annum.  The initial interest payment on the senior subordinated notes was paid in cash.  For certain subsequent interest periods, the Company may elect to pay interest on the senior subordinated notes by increasing the principal amount of the senior subordinated notes or issuing new senior subordinated notes (“PIK interest”).

The notes are fully and unconditionally guaranteed by each of the existing and future direct or indirect wholly owned domestic subsidiaries that guarantee the obligations under the Company’s New Credit Facilities.

The Company may redeem some or all of the notes at any time at redemption prices described or set forth in the indentures. During the fourth quarter of fiscal 2007, we repurchased $25.0 million of the 11.875%/12.625% senior subordinated toggle notes due 2017, resulting in a pretax gain of $4.9 million.

The indentures contain certain covenants, including, among other things, covenants that limit the Company’s ability to incur additional indebtedness, create liens, sell assets, enter into transactions with affiliates, or consolidate or dispose of all of its assets.

Scheduled debt maturities for the Company’s fiscal years listed below are as follows (in thousands): 2008 - $3,246; 2009 - $13,009; 2010 - $25,171; 2011 - $23,254; 2012 - $23,272; thereafter - $4,216,034.

On July 6, 2007, immediately after the completion of the Merger, the Company completed a cash tender offer to purchase any and all of its $200 million principal amount of 8 5/8% Notes due June 2010 (the “2010 Notes”).  Approximately 99% of the 2010 Notes were validly tendered and accepted for payment.  The tender offer included a consent payment equal to 3% of the par value of the 2010 Notes, and such payments along with associated settlement costs totaling $6.2 million were paid and reflected as a loss on debt retirement in the 2007 Successor period presented.  Additionally, because the Company received the requisite consents to the proposed amendments to the indenture pursuant to which the 2010 Notes were issued, a supplemental indenture to effect such amendments was executed and delivered.  The amendments, which eliminated substantially all of the restrictive covenants contained in the indenture, became operative upon the purchase of the tendered 2010 Notes.

7.	Commitments and contingencies

Leases

As of February 1, 2008, the Company was committed under capital and operating lease agreements and financing obligations for most of its retail stores, three of its DCs, and certain of its furniture, fixtures and equipment.  The majority of the Company’s stores are subject to short-term leases (an average of three to five years) with multiple renewal options when available.  The Company also has stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10 years with multiple renewal options. Approximately 44% of the stores have provisions for contingent rentals based upon a percentage of defined sales volume.  Certain leases contain restrictive covenants.  As of February 1, 2008, the Company is not aware of any material violations of such covenants, however, there is a degree of uncertainty with regard to the Company’s DC leases as discussed below.

The Merger and certain of the related financing transactions may be interpreted as giving rise to certain trigger events (which may include events of default) under the Company’s three DC leases. In such event, the Company’s net cost of acquiring the underlying assets could approximate $112 million. At this time, the Company does not believe the resolution of such issues would result in the purchase of these DCs; however, the payments associated with such an outcome would have a negative impact on the Company’s liquidity. To minimize the uncertainty associated with such possible interpretations, the Company is negotiating the restructuring of these leases and the related underlying debt. The Company has concluded that a probable loss exists in connection with the restructurings and has recorded expenses totaling $12.0 million in SG&A expenses in the Successor statement of operations for the period ended February 1, 2008. The ultimate resolution of these negotiations may result in changes in the amounts of such losses, and such changes may be material.

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

In August 2007, the Company purchased a secured promissory note (the “Ardmore Note”) from Principal Life Insurance Company, which had a face value of $34.3 million at the date of purchase and approximated the remaining financing obligation. The Ardmore Note represents debt issued by the third party entity from which the Company leases the Ardmore DC. The Ardmore Note is being accounted for as a “held to maturity” debt security in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (see Note 1).  However, by acquiring the Ardmore Note, the Company holds the debt instrument pertaining to its lease financing obligation and, because a legal right of offset exists, is accounting for the acquired Ardmore Note as a reduction of its outstanding financing obligations in its consolidated balance sheet as of February 1, 2008 in accordance with the provisions of FASB Interpretation 39, “Offsetting of Amounts Related to Certain Contracts – An Interpretation of APB Opinion 10 and FASB Statement 105.”

In May 2003, the Company purchased two secured promissory notes (the “South Boston Notes”) from Principal Life Insurance Company totaling $49.6 million. The South Boston Notes represented debt issued by the third party entity from which the Company leased the South Boston DC. In June 2006, the Company acquired the third party entity, which owned legal title to the South Boston DC assets and had issued the related debt in connection with the original financing transaction. There was no material gain or loss recognized as a result of this transaction. Based on the Company’s ownership of the third party entity at February 1, 2008, the financing obligation and South Boston Notes are eliminated in the Company’s consolidated financial statements.

Future minimum payments as of February 1, 2008 for capital and operating leases are as follows:

(In thousands)	Capital Leases	Operating Leases
2008	$3,740	$335,457
2009	1,909	286,490
2010	810	237,873
2011	599	198,954
2012	599	158,464
Thereafter	6,476	396,977

Total minimum payments	14,133	$1,614,215
Less: imputed interest	(3,865)
Present value of net minimum lease payments	10,268
Less: current portion, net	(3,246)
Long-term portion	$7,022
Capital leases were discounted at an effective interest rate of approximately 5.43% at February 1, 2008.  The gross amount of property and equipment recorded under capital leases and financing obligations at February 1, 2008 and February 2, 2007, was $33.5 million and $85.1 million, respectively.  Accumulated depreciation on property and equipment under capital leases and financing obligations at February 1, 2008 and February 2, 2007, was $2.7 million and $41.0 million, respectively.

Rent expense under all operating leases is as follows:

	Successor	Predecessor
(In thousands)	July 7, 2007 through February 1, 2008	February 3, 2007 through July 6, 2007	2006	2005
Minimum rentals (a)	$205,672	$143,188	$327,911	$295,061
Contingent rentals	8,780	6,964	16,029	17,245
	$214,452	$150,152	$343,940	$312,306

(a)	Excludes net contract termination costs of $2.4 million, $19.1 million, and $5.7 million for the Successor period ended February 1, 2008 and the Predecessor periods ended July 6, 2007 and February 2, 2007, respectively. These expenses were recorded in association with the closing of stores associated with strategic initiatives as further discussed in Note 3. Also excludes amortization of leasehold interests of $26.1 million included in rent expense for the Successor period ended February 1, 2008.

Legal proceedings

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) (“Richter”) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the FLSA and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff’s motion. On March 23, 2007, the court conditionally certified a nationwide class of individuals who worked for Dollar General as store managers since August 7, 2003. The number of persons who will be included in the class has not been determined, and the court has not approved the Notice that will be sent to the class.

On May 30, 2007, the court stayed all proceedings in the case, including the sending of the Notice, to evaluate, among other things, certain appeals currently pending in the Eleventh Circuit involving claims similar to those raised in this action. That stay has been extended through June 30, 2008. During the stay, the statute of limitations will be tolled for potential class members. At its conclusion, the court will determine whether to extend the stay or to permit this action to proceed. If the court ultimately permits Notice to issue, the Company will have an opportunity at the close of the discovery period to seek decertification of the class, and the Company expects to file such a motion.

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that this action is not appropriate for collective action treatment. The Company intends to vigorously defend this action. However, at this time, it is not possible to predict whether the court ultimately will permit this action to proceed collectively, and no assurances can be given that the Company will be successful in the defense on the merits or otherwise. If the Company is not successful in its efforts to defend this action, the resolution could have a material adverse effect on the Company’s financial statements as a whole.

On May 18, 2006, the Company was served with a lawsuit entitled Tammy Brickey, Becky Norman, Rose Rochow, Sandra Cogswell and Melinda Sappington v. Dolgencorp, Inc. and Dollar General Corporation (Western District of New York, Case No. 6:06-cv-06084-DGL, originally filed on February 9, 2006 and amended on May 12, 2006 (“Brickey”)). The Brickey plaintiffs seek to proceed collectively under the FLSA and as a class under New York, Ohio, Maryland and North Carolina wage and hour statutes on behalf of, among others, assistant store managers who claim to be owed wages (including overtime wages) under those statutes. At this time, it is not possible to predict whether the court will permit this action to proceed collectively or as a class. However, the Company believes that this action is not appropriate for either collective or class treatment and that the Company’s wage and hour policies and practices comply with both federal and state law. The Company plans to vigorously defend this action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise, and, if it is not successful, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH (“Calvert”)), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act and Title VII of the Civil Rights Act of 1964, as amended (“Title VII”). The complaint subsequently was amended to include additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations that the Company’s compensation practices disparately impacted females. Under the amended complaint, Plaintiffs seek to proceed collectively under the Equal Pay Act and as a class under Title VII, and request back wages, injunctive and declaratory relief, liquidated damages, punitive damages and attorney’s fees and costs.

On July 9, 2007, the plaintiffs filed a motion in which they asked the court to approve the issuance of notice to a class of current and former female store managers under the Equal Pay Act. The Company opposed plaintiffs’ motion. On November 30, 2007, the court conditionally certified a nationwide class of females under the Equal Pay Act who worked for Dollar General as store managers between November 30, 2004 and November 30, 2007. The notice was issued on January 11, 2008, and persons to whom the notice was sent were required to opt into the suit by March 11, 2008. The Company will have an opportunity at the close of the discovery period to seek decertification of the Equal Pay Act class, and the Company expects to file such motion.

At this time, it is not possible to predict whether the court ultimately will permit the Calvert action to proceed collectively under the Equal Pay Act or as a class under the Title VII. However, the Company believes that the case is not appropriate for class or collective treatment and that its policies and practices comply with the Equal Pay Act and Title VII.  The Company intends to vigorously defend the action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. If the Company is not successful in defending the Calvert action, its resolution could have a material adverse effect on the Company’s financial statements as a whole.

On November 9, 2007, the Company was served with an action entitled Sheneica Nunn, et al. v. Dollar General Corporation, et al. (Circuit Court for Dane County, Wisconsin, Case No. 07CV4178) in which the plaintiff, on behalf of herself and a putative class of African-American applicants, alleges that the Company’s criminal background check process disparately impacts African-Americans in violation of Title VII of the Civil Rights Act of 1964, as amended, and the Wisconsin Fair Employment Act. The Company has removed the case to federal court, and it currently is pending in the United States District Court for the Western District of Wisconsin. At this time, it is not possible to predict whether the court will permit this action to proceed as a class under either Title VII or the Wisconsin statute. However, the Company believes that this action is not appropriate for class treatment and that the Company’s background check policies and practices comply with both federal and state law.  The Company plans to vigorously defend this action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise, and, if it is not successful, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

On September 8, 2005, the Company received a request for information from the Environmental Protection Agency (EPA) with respect to Krazy String, a product that was offered for sale in the Company’s stores. The EPA asserted that Krazy String contained an aerosol that included an ozone depleting substance in violation of the Clean Air Act. On July 12, 2006, the Company agreed to an Administrative Compliance Order requiring the destruction of the Krazy String remaining in inventory. After advising the Company that it was considering imposing a penalty in connection with Krazy String, on February 5, 2007 the EPA proposed a penalty of approximately $800,000. The Company believed that amount to be excessive under applicable EPA policies. After additional discussions with the EPA, the Company and the EPA agreed on January 17, 2008 to resolve this matter through the Company’s payment of a $155,826 penalty.

The Company paid this penalty in the fourth quarter of fiscal 2007 and has received full reimbursement from the product vendor.

Subsequent to the announcement of the agreement relating to the Merger, the Company and its directors were named in seven putative class actions alleging claims for breach of fiduciary duty arising out of the Company’s proposed sale to KKR. Each of the complaints alleged, among other things, that the Company’s directors engaged in “self-dealing” by agreeing to recommend the transaction to the Company’s shareholders and that the consideration available to such shareholders in the transaction is unfairly low. On motion of the plaintiffs, each of these cases was transferred to the Sixth Circuit Court for Davidson County, Twentieth Judicial District, at Nashville. By order dated April 26, 2007, the seven lawsuits were consolidated in the court under the caption, “In re: Dollar General,” Case No. 07MD-1. On June 13, 2007, the court denied the Plaintiffs’ motion for a temporary injunction to block the shareholder vote that was then held on June 21, 2007. On June 22, 2007, the Plaintiffs filed their amended complaint making claims substantially similar to those outlined above. The matter is currently in discovery. The Company believes that the foregoing lawsuit is without merit and continues to defend the action vigorously; however, if the Company is not successful in that defense, its resolution could have a material adverse effect on the Company’s financial statements as a whole.

From time to time, the Company is a party to various other legal actions involving claims incidental to the conduct of its business, including actions by employees, consumers, suppliers, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation, including under federal and state employment laws and wage and hour laws.  The Company believes, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material adverse effect on the Company’s financial statements as a whole. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s results of operations or financial position. In addition, certain of these lawsuits, if decided adversely to the Company or settled by the Company, may result in liability material to the Company’s financial position or may negatively affect our operating results if changes to the Company’s business operation are required.

8.	Benefit plans

The Dollar General Corporation 401(k) Savings and Retirement Plan, which became effective on January 1, 1998, is a safe harbor defined contribution plan and is subject to the Employee Retirement and Income Security Act (“ERISA”).

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

A participant’s right to claim a distribution of his or her account balance is dependent on ERISA guidelines and Internal Revenue Service regulations. All active employees are fully vested in all contributions to the 401(k) plan. During the 2007 Successor and Predecessor periods, 2006 and 2005, the Company expensed approximately $3.0 million, $4.3 million, $6.4 million, and $5.8 million, respectively, for matching contributions. The Merger did not significantly impact the comparability of such expense amounts between periods.

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

As a result of the Merger which constituted a “change in control” under the CDP/SERP Plan, all previously unvested amounts under the supplemental retirement plan vested on July 6, 2007.  For newly eligible SERP participants after July 6, 2007, the supplemental retirement plan accounts vest at the earlier of the participant’s attainment of age 50 or the participant’s being credited with 10 or more “years of service”, upon termination of employment due to death or “total and permanent disability” or upon a “change in control”, all as defined in the CDP/SERP Plan.  The Company incurred compensation expense for these plans of approximately $0.3 million in the 2007 Successor period, $0.5 million in the 2007 Predecessor period, $0.8 million in 2006 and $0.6 million in 2005.

The supplemental retirement plan and compensation deferral plan assets are invested at the option of the participant in an account that mirrors the performance of a fund or funds selected by the Company’s Compensation Committee or its delegate (the “Mutual Fund Options”) or, prior to the Merger, in an account that mirrored the performance of the Company’s common stock (the “Common Stock Option”).  A participant’s compensation deferral plan and supplemental retirement plan account balances will be paid in accordance with the participant’s election by (a) lump sum, (b) monthly installments over a 5, 10 or 15 year period or (c) a combination of lump sum and installments.  The vested amount will be payable at the time designated by the plan upon the participant’s termination of employment or retirement, except that participants may elect to receive an in-service distribution or an “unforeseeable emergency hardship” distribution of vested amounts credited to the compensation deferral account. Account balances deemed to be invested in the Mutual Fund Options are payable in cash and, prior to the Merger, account balances deemed to be invested in the Common Stock Option were payable in shares of Dollar General common stock and cash in lieu of fractional shares.

As a result of the Merger, the CDP/SERP Plan liabilities were fully funded into an irrevocable rabbi trust.  All account balances deemed to be invested in the Common Stock Option were liquidated at a value of $22.00 per share and the proceeds were transferred to an existing Mutual Fund Option within the Plan.

Asset balances in the Mutual Funds Option are stated at fair market value, which is based on quoted market prices. The current portion of these balances is included in Prepaid expenses and other current assets and the long term portion is included in Other assets, net in the consolidated balance sheets.  In accordance with EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” the Company’s stock was recorded at historical cost and included in Other shareholders’ equity, prior to the Merger.  Also, prior to the Merger, the deferred compensation liability related to the Company stock for active plan participants was included in shareholders’ equity and subsequent changes to the fair value of the obligation were not recognized, in accordance with the provisions of EITF 97-14. However, as a result of the Merger, Plan participants no longer have the option of investing in the Company’s stock.  The deferred compensation liability related to the Mutual Funds Option is recorded at the fair value of the investments held in the trust. The current portion of these balances is included in Accrued expenses and other and the long term portion is included in Other liabilities in the consolidated balance sheets.

The Company sponsored through 2007 a supplemental executive retirement plan for the Chief Executive Officer (called the Supplemental Executive Retirement Plan for David A. Perdue) and accounted for the plan in accordance with SFAS 158.  As a result of the Merger, which constituted a change in control under the terms of this plan and the grantor trust agreement, and Mr. Perdue’s subsequent resignation, Mr. Perdue became 100% vested.  A deposit of $6,208,966 was made to the trust representing Mr. Perdue’s lump sum vested benefit and accumulated interest, which amount was paid to Mr. Perdue on January 7, 2008 effectively terminating the plan.

Prior to the Merger, non-employee directors could defer all or a part of any fees normally paid by the Company to a voluntary nonqualified compensation deferral plan.  The compensation eligible for deferral includes the annual retainer, meeting and other fees, as well as any per diem compensation for special assignments, earned by a director for his or her service to the Company’s Board of Directors or one of its committees.  The deferred compensation was credited to a liability account, which was then invested at the option of the director, in deemed investments which mirrored either the Mutual Fund Options or the Common Stock Option and the deferred compensation was to be paid in accordance with the director’s election. All deferred compensation was immediately due and payable upon a “change in control” of the Company, as defined by the Plan. As a result of the Merger, which constituted a change in control under the Plan, all accounts held in the Deferred Compensation Plan for Non-Employee Directors were distributed.

9.	Share-based payments

The Company accounts for share-based payments in accordance with SFAS 123(R).  Under SFAS 123(R), the fair value of each award is separately estimated and amortized into compensation expense over the service period.  The fair value of the Company’s stock option grants are estimated on the grant date using the Black-Scholes-Merton valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

The Successor statement of operations for the period from July 7, 2007 to February 1, 2008 reflect share-based compensation expense (a component of SG&A expenses) under the fair value method of SFAS 123(R) for outstanding share-based awards and a corresponding reduction of pre-tax income in the amount of $3.8 million ($2.4 million net of tax).

The Company recognized $45.4 million of share-based compensation expense in the Predecessor statements of operations in 2007 ($28.5 million net of tax), including $6.0 million of  compensation expense prior to the Merger included in SG&A expenses comprised of $2.3 million and $3.7 million, respectively, for stock options and restricted stock and restricted stock units. The remaining $39.4 million of such expense related directly to the Merger is reflected in Transaction and related costs in the consolidated statement of operations for the Predecessor period ended July 6, 2007, consisting of $18.7 million and $20.7 million, respectively, for the accelerated vesting of stock options and restricted stock and restricted stock units.

For the year ended February 2, 2007, the fair value method of SFAS 123(R) resulted in additional share-based compensation expense and a corresponding reduction in net income before income taxes in the amount of $3.6 million ($2.2 million net of tax).

Prior to the Merger, the Company maintained various share-based compensation programs which included options, restricted stock and restricted stock units.  In connection with the Merger, the Company’s outstanding stock options, restricted stock and restricted stock units became fully vested immediately prior to the closing of the Merger and were settled in cash, canceled or, in limited circumstances, exchanged for new options of the Company, as described below.  Unless exchanged for new options, each option holder received an amount in cash, without interest and less applicable withholding taxes, equal to $22.00 less the exercise price of each in-the-money option.  Additionally, each restricted stock and restricted stock unit holder received $22.00 in cash, without interest and less applicable withholding taxes.  Certain stock options held by Company management were exchanged for new options to purchase common stock in the Company (the “Rollover Options”).  The exercise price of the Rollover Options and the number of shares of Company common stock underlying the Rollover Options were adjusted as a result of the Merger.  The Rollover Options otherwise continue under the terms of the equity plan under which the original options were issued.

On February 3, 2006, the vesting of all outstanding options granted prior to August 2, 2005, other than options previously granted to the Company’s then CEO and options granted in 2005 to the officers of the Company at the level of Executive Vice President or above, accelerated pursuant to a January 24, 2006 action of the Compensation Committee of the Company’s Board of Directors. In addition, pursuant to that Compensation Committee action, the vesting of all outstanding options granted on or after August 2, 2005 but prior to January 24, 2006, other than options granted during that time period to the officers of the Company at the level of Executive Vice President or above, accelerated effective as of the date that is six months after the applicable grant date. Certain options granted on January 24, 2006 to certain newly hired officers below the level of Executive Vice President were granted with a six-month vesting period. The decision to accelerate the vesting of these stock options resulted in compensation expense of $0.9 million, before income taxes, recognized during the fourth quarter of 2005, and was made primarily to reduce non-cash compensation expense to be recorded in future periods under the provisions of SFAS 123(R). The future expense eliminated as a result of the decision to accelerate the vesting of these options was approximately $28 million, or $17 million net of income taxes, over the four-year period during which the stock options would have vested, subject to the impact of additional adjustments related to certain stock option forfeitures. The Company also believed this decision benefited employees.

On July 6, 2007, the Company’s Board of Directors adopted the 2007 Stock Incentive Plan for Key Employees (the “Plan”).  The Plan provides for the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates.  The number of shares of Company common stock authorized for grant under the Plan is 24,000,000.  As of February 1, 2008, 3,470,200 of such shares are available for future grants.

During the Successor period ended February 1, 2008, the Company granted options that vest solely upon the continued employment of the recipient (“Time Options”) as well as options that vest upon the achievement of predetermined annual or cumulative financial-based targets that coincide with the Company’s fiscal year (“Performance Options”).  According to the award terms, 20% of the Time Options vest on each of the five successive anniversary dates of the merger transaction, and 20% of the Performance Options vests at the end of each of the successive five fiscal years in which the performance target is achieved.  In the event the performance target is not achieved in any given year, such options for that year will subsequently vest upon the achievement of a cumulative performance target.  Vesting of the Time Options and Performance Options is also subject to acceleration in the event of an earlier change in control or public offering.  Each of these options, whether Time Options or Performance Options have a contractual term of 10 years and an exercise price equal to the fair value of the stock on the date of grant.

Both the Time Options and the Performance Options are subject to various provisions by which the Company may require the employee, upon termination, to sell to the Company any vested options or shares received upon exercise of the Time Options or Performance Options at amounts that differ based upon the reason for the termination. In particular, in the event that the employee resigns “without good reason” (as defined in the management stockholders agreement), then any options whether or not then exercisable are forfeited and any shares received upon prior exercise of such options are callable at the Company’s option at an amount equal to the lesser of fair value or the amount paid for the shares (i.e. the exercise price).  In such cases, because the employee would not benefit in any share appreciation over the exercise price, for accounting purposes, under SFAS 123(R) such options are not considered vested until the expiration of the Company’s call option (July 6, 2012).  Accordingly, all references to the vesting provisions or vested status of the options discussed in this note give effect to the vesting pursuant to the provisions of SFAS 123(R) and may differ from descriptions of the vesting status of the Time Options and Performance Options located elsewhere in the Company’s Annual Report on Form 10-K.

Each of the Company’s management-owned shares, Rollover Options, and vested new options include certain provisions by which the holder of such shares, Rollover Options, or vested new options may require the Company to repurchase such instruments in limited circumstances.  Specifically, each such instrument is subject to a repurchase right for a period of 365 days after termination due to the death or disability of the holder of the instrument that occurs within five years from the closing date of the Merger.  In such circumstances, the holder of such instruments may require the Company to repurchase any shares at the fair market value of such shares and any Rollover Options or vested new options at a price equal to the intrinsic value of such rollover or vested new options.  Because the Company does not have control over the circumstances in which it may be required to repurchase the outstanding shares or Rollover Options, such shares and Rollover Options, valued at a fair value and intrinsic value of $6.0 million and $3.2 million, respectively, have been classified as Redeemable common stock in the accompanying consolidated balance sheet at February 1, 2008.  Because redemption of such shares is uncertain, such shares are not subject to re-measurement until their redemption becomes probable.

In addition to the repurchase rights upon death or disability that are common to all management held shares, Rollover Options, and vested new options, the management stockholder’s agreement which the Company entered into with certain executive officers provides such officers with an additional repurchase right in the event their employment terminates for any reason prior to July 21, 2008.  Such executive officers may require the Company to repurchase their outstanding shares and Rollover Options at a price of $5 per share in the case of shares and the difference in $5 per share and the exercise price of any Rollover Options that they hold.  This repurchase right exists for a period of 365 days following their termination within the required timeframe.  As noted above, each of the shares, whether held by general members of management or executive officers, has been classified within Redeemable common stock on the accompanying consolidated balance sheet as of February 1, 2008.  In the case of the Rollover Options held by the executive officers, however, the additional repurchase rights in the event of their termination prior to July 21, 2008 are considered within the control of the employee, and as such, $3.6 million (representing the fixed repurchase price) related to such Rollover Options have been classified in Other (noncurrent) liabilities in the accompanying consolidated balance sheet at February 1, 2008 pursuant to SFAS 123(R).

The Company adopted SFAS 123(R) effective February 4, 2006 and began recognizing compensation expense for stock options based on the fair value of the awards on the grant date. The Company adopted SFAS 123(R) under the modified-prospective-transition method and, therefore, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock plans for the year ended February 3, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model for all option grants.

(In thousands)	Year Ended February 3, 2006
Net income – as reported	$350,155
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects per SFAS 123	32,621
Net income – pro forma	$317,534

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Under SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense (which, after-tax, approximated $5.5 million in the year ended February 3, 2006) was reversed to reduce pro forma expense for that year.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to the adoption of SFAS 123(R). For the Predecessor period ended July 6, 2007 and year ended February 2, 2007, the $3.9 million and $2.5 million excess tax benefits, respectively, classified as financing cash inflows would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). The impact of the adoption of SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

The fair value of each option grant is separately estimated by applying the Black-Scholes-Merton option pricing valuation model. The weighted average for key assumptions used in determining the fair value of options granted in the Successor period ended February 1, 2008 and Predecessor period ended July 6, 2007 and years ended February 2, 2007 and February 3, 2006, and a summary of the methodology applied to develop each assumption, are as follows:

	February 1, 2008	July 6, 2007	February 2, 2007	February 3, 2006
Expected dividend yield	0%	0.91%	0.82%	0.85%
Expected stock price volatility	41.9%	18.5%	28.8%	27.1%
Weighted average risk-free interest rate	4.6%	4.5%	4.7%	4.2%
Expected term of options (years)	7.5	5.7	5.7	5.0

Expected dividend yield - This is an estimate of the expected dividend yield on the Company’s stock.  Prior to the Merger this estimate was based on historical dividend payment trends. Subsequent to the Merger, the Company is subject to limitations on the payment of dividends under its credit facilities as further discussed in Note 6.  An increase in the dividend yield will decrease compensation expense.

Expected stock price volatility - This is a measure of the amount by which the price of the Company’s common stock has fluctuated or is expected to fluctuate. Prior to the Merger, the Company used actual historical changes in the market price of the Company’s common stock and implied volatility based upon traded options, weighted equally, to calculate the volatility assumption, as it was the Company’s belief that this methodology provided the best indicator of future volatility. For historical volatility, the Company calculated daily market price changes from the date of grant over a past period representative of the expected life of the options to determine volatility. Subsequent to the Merger the expected volatilities have been based upon the historical volatilities of a peer group of four companies, as the Company’s common stock is not publicly traded. An increase in the expected volatility will increase compensation expense.

Weighted average risk-free interest rate - This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected term of options - This is the period of time over which the options granted are expected to remain outstanding. For options issued prior to the Merger, the Company took into consideration that its stock option grants prior to August 2002 were significantly different than grants issued on and after that date, and therefore that the historical and post-vesting employee behavior patterns for grants prior to that date were of little or no value in determining future expectations. As a result, the Company excluded these pre-August 2002 grants from its analysis of expected term. For pre-Merger options, the Company estimated expected term using a computation based on an assumption that outstanding options would be exercised approximately halfway through their contractual term, taking into consideration such factors as grant date, expiration date, weighted-average time-to-vest, actual exercises and post-vesting cancellations. Options granted have a maximum term of 10 years. Due to the absence of historical data for grants issued subsequent to the Merger, the Company has estimated the expected term as the mid-point between the vesting date and the contractual term of the option. An increase in the expected term will increase compensation expense.

All nonvested restricted stock and restricted stock unit awards granted for the Predecessor and Successor periods in the year ended February 1, 2008 had a purchase price of zero. The Company records compensation expense on a straight-line basis over the restriction period based on the market price of the underlying stock on the date of grant. The nonvested restricted stock and restricted stock unit awards granted under the plan to employees during the Predecessor period ended July 6, 2007 were originally scheduled to vest and become payable ratably over a three-year period from the respective grant dates. The nonvested restricted stock unit awards granted under the plan to non-employee directors during the Predecessor period ended July 6, 2007 were originally scheduled to vest over a one-year period from the respective grant dates, but became payable as a result of the Merger as discussed above.

In accordance with the provisions of SFAS 123(R), unearned compensation is not recorded within shareholders’ equity for nonvested restricted stock and restricted stock unit awards. Accordingly, during the year ended February 2, 2007, the Company reversed its unearned compensation balance as of February 3, 2006 of approximately $5.2 million, with an offset to common stock and additional paid-in capital.

The Company issues new shares when options are exercised. A summary of stock option activity during the Predecessor period ended July 6, 2007 is as follows:

	Options Issued	Weighted Average Exercise Price
Balance, February 2, 2007	19,398,881	$18.38
Granted	1,997,198	21.15
Exercised	(2,496,006)	16.64
Exchanged for cash in Merger	(14,829,364)	18.53
Exchanged for Rollover Options	(2,225,175)	18.76
Canceled	(1,845,534)	22.17
Balance, July 6, 2007	-	$-

During the Predecessor period from February 3, 2007 to July 6, 2007 and years ended February 2, 2007 and February 3, 2006, the weighted average grant date fair value of options granted was $5.37, $5.86 and $6.33, respectively; 4,213,373, 617,234 and 8,281,184 options vested, net of forfeitures, respectively; with a total fair value of approximately $23.6 million, $2.5 million and $56.5 million, respectively; and the total intrinsic value of stock options exercised was $10.8 million, $6.8 million and $16.7 million, respectively. The total intrinsic value of stock options exercised during the Successor period from July 7, 2007 to February 1, 2008 (all of which were Rollover Options) was $0.5 million.

At February 1, 2008, 1,799,102 Rollover Options were outstanding, all of which were exercisable. The aggregate intrinsic value of outstanding Rollover Options was $6.7 million with a weighted average remaining contractual term of 7.36 years, and a weighted average exercise price of $1.25.

All stock options granted prior to the Merger in the period ended July 6, 2007 and the year ended February 2, 2007 under the terms of the Company’s pre-merger stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant, were originally scheduled to vest ratably over a four-year period, and were to expire 10 years following the date of grant.

A summary of activity related to nonvested restricted stock and restricted stock unit awards during the Predecessor period ended July 6, 2007 is as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Balance, February 2, 2007	748,631	$16.63
Granted	749,508	21.17
Vested	(1,476,044)	18.83
Canceled	(22,095)	20.72
Balance, July 6, 2007	-	$-

A summary of Time Options activity during the Successor period ended February 1, 2008 is as follows:

	Options Issued	Weighted Average Exercise Price
Granted	9,945,000	$5.00
Exercised	-	-
Canceled	(410,000)	5.00
Balance, February 1, 2008	9,535,000	$5.00

During the Successor period from July 7, 2007 to February 1, 2008, the weighted average grant date fair value of Time Options granted was $2.65; no options vested or were exercised. At February 1, 2008, the aggregate intrinsic value of outstanding 2007 Time Options was $0 with a weighted average remaining contractual term of 9.6 years. None of the outstanding Time Options are currently exercisable.

A summary of Performance Options activity during the Successor period ended February 1, 2008 is as follows:

	Options Issued	Weighted Average Exercise Price
Granted	9,945,000	$5.00
Exercised	-	-
Canceled	(410,000)	5.00
Balance, February 1, 2008	9,535,000	$5.00

During the Successor period from July 7, 2007 to February 1, 2008, the weighted average grant date fair value of Performance Options granted was $2.65; 1,907,000 Performance Options vested and are exercisable, net of forfeitures, with a total fair value of approximately $5.1 million, and none of those options were exercised. At February 1, 2008, the aggregate intrinsic value of outstanding 2007 Performance Options was $0 with a weighted average remaining contractual term of 9.6 years.

At February 1, 2008, the total unrecognized compensation cost related to non-vested stock options was $46.8 million with an expected weighted average expense recognition period of 4.4 years.

The Company currently believes that the performance targets related to the Performance Options will be achieved.  If such goals are not met, and there is no change in control, no compensation cost relating to these Performance Options will be recognized and any compensation cost recognized to date will be reversed.

In January 2008, the Company granted 890,000 nonvested restricted shares to its CEO. These shares vest on the first to occur of (i) a change in control, (ii) an initial public offering, (iii) termination without cause or due to death or disability, or (iv) the last day of the Company’s 2011 fiscal year. These shares represent the only outstanding restricted shares as of February 1, 2008. At February 1, 2008, the total compensation cost related to nonvested restricted stock awards not yet recognized was approximately $4.4 million.

10.	Related party transactions

Affiliates of certain of the Investors participated as (i) lenders in the Company’s New Credit Facilities discussed in Note 6; (ii) initial purchasers of the Company’s notes discussed in Note 6; (iii) counterparties to certain interest rate swaps discussed in Note 1 and (iv) as advisors in the Merger. Certain fees were paid upon closing of the Merger to affiliates of certain of the Investors.  These fees primarily included underwriting fees, advisory fees, equity commitment fees, syndication fees, merger and acquisition fees, sponsor fees, costs of raising equity, and out of pocket expenses.  The aggregate fees paid to these related parties during the Successor period ended February 1, 2008 totaled $134.9 million, portions of which have been capitalized as debt financing costs or as direct acquisition costs.

The Company entered into a monitoring agreement, dated July 6, 2007, with affiliates of certain of the Investors pursuant to which those entities will provide management and advisory services to the Company. Under the terms of the monitoring agreement, among other things, the Company is obliged to pay to those entities an aggregate annual management fee of $5.0 million payable in arrears at the end of each calendar quarter plus all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement upon request.  The fees incurred for the Successor period ended February 1, 2008 totaled $2.9 million.  After the completion of the Company’s first fiscal year, the management fee will increase at a rate of 5% per year. Those entities also are entitled to receive a fee equal to 1% of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, and change in control transactions, as well as a termination fee in the event of an initial public offering or under certain other circumstances. In addition, on July 6, 2007, the Company also entered into a separate indemnification agreement with the parties to the monitoring agreement, pursuant to which the Company agreed to provide customary indemnification to such parties and their affiliates.

The Company uses Capstone Consulting, LLC, a team of executives who work exclusively with KKR portfolio companies providing certain consulting services.  The Chief Executive Officer of Capstone serves on our Board.  Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, prior to January 1, 2007 KKR had provided financing to Capstone.  The aggregate fees incurred for Capstone services for the Successor period ended February 1, 2008 totaled $1.9 million.

The Company purchased a total of $25 million of the 11.857%/12.625% senior subordinated notes held by Goldman Sachs & Co. as further discussed in Note 6 and paid a commission of less than $0.1 million in connection therewith.

11.	Capital stock

Prior to the Merger, the Company had a Shareholder Rights Plan (the “Rights Plan”) under which Series B Junior Participating Preferred Stock Purchase Rights (the “Rights”) were issued for each outstanding share of common stock.  The Rights were attached to all common stock outstanding as of March 10, 2000. On May 8, 2000, the Company effected a five for four stock split at which time, pursuant to the adjustment provisions contained in the Rights

Agreement, each outstanding share of the Company’s common stock evidenced the right to receive eight-tenths of a Right.  Such Rights attached to all additional shares of common stock issued prior to the Plan’s termination immediately prior to the effective date of the Merger.  The Rights entitled the holders to purchase from the Company one one-hundredth of a share (a “Unit”) of Series B Junior Participating Preferred Stock, no par value, at a purchase price of $100 per Unit, subject to adjustment, upon certain triggering events defined in the Plan.  The Rights Plan terminated by its terms immediately prior to the effective date of the Merger. No Rights were exercised prior to that date.

On November 29, 2006, the Board of Directors authorized the Company to repurchase up to $500 million of its outstanding common stock.  On September 30, 2005, the Board of Directors authorized the Company to repurchase up to 10 million shares of its outstanding common stock. These authorizations allowed for purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions. The objective of the Company’s share repurchase initiative was to enhance shareholder value by purchasing shares at a price that produced a return on investment that was greater than the Company’s cost of capital. Additionally, share repurchases generally were undertaken only if such purchases resulted in an accretive impact on the Company’s fully diluted earnings per share calculation.  As a result of the Merger, the 2006 authorization is no longer outstanding. No purchases were made pursuant to this authorization. The 2005 authorization was completed prior to its expiration date. During 2006, the Company purchased approximately 4.5 million shares pursuant to the 2005 authorization at a total cost of $79.9 million. During 2005, the Company purchased approximately 5.5 million shares pursuant to the 2005 authorization at a total cost of $104.7 million and approximately 9.5 million shares pursuant to an earlier authorization at a total cost of $192.9 million.

12.	Insurance settlement

During 2006 and 2005, the Company received proceeds of $13.0 million and $8.0 million, respectively, representing insurance recoveries for destroyed and damaged assets, costs incurred and business interruption coverage related to Hurricane Katrina, which are reflected in results of operations for these years as a reduction of SG&A expenses. The claim was settled in 2006. The business interruption portion of the proceeds was approximately $5.8 million and was received in 2006. Insurance recoveries related to fixed assets losses are included in cash flows from investing activities and recoveries related to inventory losses and business interruption are included in cash flows from operating activities.

13.	Segment reporting

The Company manages its business on the basis of one reportable segment.  See Note 1 for a brief description of the Company’s business.  As of February 1, 2008, all of the Company’s operations were located within the United States with the exception of an immaterial Hong Kong subsidiary formed to assist in the process of importing certain merchandise that began operations in 2004.  The following net sales data is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Successor	Predecessor
(In thousands)	July 7, 2007 through February 1, 2008	February 1, 2007 through July 6, 2007	2006	2005
Classes of similar products:
Highly consumable	$3,701,724	$2,615,110	$6,022,014	$5,606,466
Seasonal	908,301	604,935	1,509,999	1,348,769
Home products	507,027	362,725	914,357	907,826
Basic clothing	454,441	340,983	723,452	719,176
Net sales	$5,571,493	$3,923,753	$9,169,822	$8,582,237

14.	Subsequent event

Subsequent to the 2007 fiscal year end, the Company entered into a $350.0 million step-down interest rate swap which became effective February 28, 2008 in order to mitigate an additional portion of the variable rate interest exposure under the New Credit Facilities discussed in Note 6.  The Company entered into the swap with Wachovia Capital Markets and the terms result in the Company paying a fixed rate of 5.58% on a notional amount of $350.0 million for the first year and $150.0 million for the second year.

15.	Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended February 1, 2008 and February 2, 2007. Each quarter listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

	Predecessor		Successor
(In thousands)	First Quarter	May 5, 2007- July 6, 2007	July 7, 2007- August 3, 2007 (a)	Third Quarter	Fourth Quarter
2007:
Net sales	$2,275,267	$1,648,486	$699,078	$2,312,842	$2,559,573
Gross profit	633,060	438,515	184,723	646,800	740,371
Operating profit (loss)	55,368	(46,120)	(6,025)	65,703	186,466
Net income (loss)	34,875	(42,873)	(27,175)	(33,032)	55,389

Predecessor	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006:
Net sales	$2,151,387	$2,251,053	$2,213,396	$2,553,986
Gross profit	584,274	611,534	526,447	645,950
Operating profit	81,285	80,577	3,339	83,075
Net income (loss)	47,670	45,468	(5,285)	50,090

(a)
Includes the results of operations of Buck Acquisition Corp. for the period prior to its merger with and into Dollar General Corporation from March 6, 2007 (its formation) through July 6, 2007 (reflecting the change in fair value of interest rate swaps), and the post-merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008.  See Notes 1 and 2.

As discussed in Note 2, in the Predecessor period ended July 6, 2007, the Company recorded transaction and other costs related to the Merger of $56.7 million and share-based compensation expense related directly to the Merger of $39.4 million as discussed in Note 9. As discussed in Note 2, in the Successor period ended August 3, 2007, the Company recorded transaction and other costs related to the Merger of $5.6 million, a loss on debt retirement related to the Merger of $6.2 million; a contingent loss related to certain DC leases of $8.6 million as discussed in Note 7; and a gain on certain interest rate swaps discussed in Note 1 of $6.8 million.

In the third quarter of 2007, the Company recorded an additional contingent loss related to certain DC leases of $3.4 million as discussed in Note 7. As discussed in Note 6, in the fourth quarter of 2007, the Company recorded a gain on debt retirement of $4.9 million.

As discussed in Note 12, during the first and third quarters of 2006, the Company received proceeds, net of taxes, of $3.2 million and $5.0 million, respectively, representing insurance recoveries for destroyed and damaged assets, costs incurred and business interruption coverage related to Hurricane Katrina, which is reflected in results of operations for these periods as a reduction of SG&A expenses.

As discussed in Note 3, in the third quarter of 2006, the Company completed a strategic review of its real estate portfolio and traditional inventory packaway strategy. The review resulted in plans to close approximately 400 underperforming stores and to eliminate nearly all packaway merchandise by the close of fiscal 2007. As a result, in the third quarter of 2006, the Company recorded SG&A charges and a lower of cost or market inventory impairment, which reduced the Company’s net income. Also, the change in merchandising strategy resulted in substantially higher markdowns on inventory in the fourth quarter of 2006 ($179.9 million at cost) negatively impacting gross profit and net income.

16.	Guarantor subsidiaries

Certain of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under certain outstanding debt obligations. Each of the Guarantors is a direct or indirect wholly-owned subsidiary of the Company. The following consolidating schedules present condensed financial information on a combined basis, in thousands.

	As of February 1, 2008
SUCCESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$8,320	$59,379	$32,510	$-	$100,209
Short-term investments	-	-	19,611	-	19,611
Merchandise inventories	-	1,288,661	-	-	1,288,661
Income tax receivable	102,273	-	-	(69,772)	32,501
Deferred income taxes	6,090	-	18,501	(7,294)	17,297
Prepaid expenses and other current assets	221,408	337,741	9,341	(509,025)	59,465
Total current assets	338,091	1,685,781	79,963	(586,091)	1,517,744
Net property and equipment	83,658	1,190,131	456	-	1,274,245
Goodwill	4,344,930	-	-	-	4,344,930
Intangible assets	10,911	1,359,646	-	-	1,370,557
Deferred income taxes	47,299	-	43,658	(90,957)	-
Other assets, net	2,629,967	1,652	175,238	(2,657,902)	148,955

Total assets	$7,454,856	$4,237,210	$299,315	$(3,334,950)	$8,656,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$3,246	$-	$-	$3,246
Accounts payable	317,116	736,844	40	(502,960)	551,040
Accrued expenses and other	48,431	188,877	69,712	(6,064)	300,956
Income taxes payable	-	59,264	13,507	(69,772)	2,999
Total current liabilities	365,547	988,231	83,259	(578,796)	858,241
Long-term obligations	4,257,250	1,837,715	-	(1,816,209)	4,278,756
Deferred income taxes	-	584,976	-	(98,251)	486,725
Other liabilities	119,064	21,191	179,459	-	319,714

Redeemable common stock	9,122	-	-	-	9,122

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	277,741	23,753	100	(23,853)	277,741
Additional paid-in capital	2,480,062	653,711	19,900	(673,611)	2,480,062
Retained earnings	(4,818)	127,633	16,597	(144,230)	(4,818)
Accumulated other comprehensive loss	(49,112)	-	-	-	(49,112)
Other shareholders’ equity	-	-	-	-	-
Total shareholders’ equity	2,703,873	805,097	36,597	(841,694)	2,703,873

Total liabilities and shareholders’ equity	$7,454,856	$4,237,210	$299,315	$(3,334,950)	$8,656,431

	As of February 2, 2007
PREDECESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$114,310	$58,107	$16,871	$-	$189,288
Short-term investments	-	-	29,950	-	29,950
Merchandise inventories	-	1,432,336	-	-	1,432,336
Income tax receivable	4,884	4,949	-	-	9,833
Deferred income taxes	7,422	13,482	3,417	-	24,321
Prepaid expenses and other current assets	139,913	928,854	166,468	(1,178,215)	57,020
Total current assets	266,529	2,437,728	216,706	(1,178,215)	1,742,748
Net property and equipment	98,580	1,137,710	584	-	1,236,874
Deferred income taxes	581	-	5,536	(6,117)	-
Other assets, net	2,693,030	23,489	20,133	(2,675,760)	60,892

Total assets	$3,058,720	$3,598,927	$242,959	$(3,860,092)	$3,040,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$8,080	$-	$-	$8,080
Accounts payable	1,084,460	577,443	69,710	(1,176,339)	555,274
Accrued expenses and other	13,327	241,849	258	(1,876)	253,558
Income taxes payable	-	6,453	9,506	-	15,959
Total current liabilities	1,097,787	833,825	79,474	(1,178,215)	832,871
Long-term obligations	199,842	1,584,526	-	(1,522,410)	261,958
Deferred income taxes	-	47,714	-	(6,117)	41,597
Other non-current liabilities	15,344	35,521	107,476	-	158,341

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	156,218	23,753	100	(23,853)	156,218
Additional paid-in capital	486,145	653,711	19,900	(673,611)	486,145
Retained earnings	1,103,951	419,877	36,009	(455,886)	1,103,951
Accumulated other comprehensive loss	(987)	-	-	-	(987)
Other shareholders’ equity	420	-	-	-	420
Total shareholders’ equity	1,745,747	1,097,341	56,009	(1,153,350)	1,745,747

Total liabilities and shareholders’ equity	$3,058,720	$3,598,927	$242,959	$(3,860,092)	$3,040,514

	July 7, 2007 through February 1, 2008
SUCCESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$96,300	$5,571,493	$65,057	$(161,357)	$5,571,493
Cost of goods sold	-	3,999,599	-	-	3,999,599
Gross profit	96,300	1,571,894	65,057	(161,357)	1,571,894
Selling, general and administrative	103,272	1,337,311	46,524	(161,357)	1,325,750
Operating profit (loss)	(6,972)	234,583	18,533	-	246,144
Interest income	(58,786)	(23,206)	(8,013)	86,206	(3,799)
Interest expense	274,104	64,991	8	(86,206)	252,897
Loss on interest rate swaps	2,390	-	-	-	2,390
Loss on debt retirement, net	1,249	-	-	-	1,249
Income (loss) before income taxes	(225,929)	192,798	26,538	-	(6,593)
Income taxes	(76,881)	65,166	9,940	-	(1,775)
Equity in subsidiaries’ earnings, net of taxes	144,230	-	-	(144,230)	-
Net income (loss)	$(4,818)	$127,632	$16,598	$(144,230)	$(4,818)

	February 3, 2007 through July 6, 2007
PREDECESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$76,945	$3,923,753	$44,206	$(121,151)	$3,923,753
Cost of goods sold	-	2,852,178	-	-	2,852,178
Gross profit	76,945	1,071,575	44,206	(121,151)	1,071,575
Selling, general and administrative	166,224	982,321	34,933	(121,151)	1,062,327
Operating profit (loss)	(89,279)	89,254	9,273	-	9,248
Interest income	(53,278)	(11,472)	(5,626)	65,330	(5,046)
Interest expense	19,796	55,828	5	(65,330)	10,299
Income (loss) before income taxes	(55,797)	44,898	14,894	-	3,995
Income taxes	(4,814)	11,924	4,883	-	11,993
Equity in subsidiaries’ earnings, net of taxes	42,985	-	-	(42,985)	-
Net income (loss)	$(7,998)	$32,974	$10,011	$(42,985)	$(7,998)

	For the year ended February 2, 2007
PREDECESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$165,463	$9,169,822	$107,383	$(272,846)	$9,169,822
Cost of goods sold	-	6,801,617	-	-	6,801,617
Gross profit	165,463	2,368,205	107,383	(272,846)	2,368,205
Selling, general and administrative	149,272	2,154,371	89,132	(272,846)	2,119,929
Operating profit	16,191	213,834	18,251	-	248,276
Interest income	(126,628)	(33,521)	(11,543)	164,690	(7,002)
Interest expense	60,856	138,749	-	(164,690)	34,915
Income before income taxes	81,963	108,606	29,794	-	220,363
Income taxes	36,513	36,568	9,339	-	82,420
Equity in subsidiaries’ earnings, net of taxes	92,493	-	-	(92,493)	-
Net income	$137,943	$72,038	$20,455	$(92,493)	$137,943

	For the year ended February 3, 2006
PREDECESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$162,805	$8,582,237	$184,889	$(347,694)	$8,582,237
Cost of goods sold	-	6,117,413	-	-	6,117,413
Gross profit	162,805	2,464,824	184,889	(347,694)	2,464,824
Selling, general and administrative	139,879	1,936,514	174,258	(347,694)	1,902,957
Operating profit	22,926	528,310	10,631	-	561,867
Interest income	(97,005)	(65,428)	(3,504)	156,936	(9,001)
Interest expense	85,536	97,626	-	(156,936)	26,226
Income before income taxes	34,395	496,112	14,135	-	544,642
Income taxes	17,824	172,892	3,771	-	194,487
Equity in subsidiaries’ earnings, net of taxes	333,584	-	-	(333,584)	-
Net income	$350,155	$323,220	$10,364	$(333,584)	$350,155

	July 7, 2007 through February 1, 2008
SUCCESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income (loss)	$(4,818)	$127,632	$16,598	$(144,230)	$(4,818)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,634	128,431	148	-	150,213
Deferred income taxes	(2,120)	20,208	1,463	-	19,551
Loss on debt retirement, net	1,249	-	-	-	1,249
Noncash share-based compensation	3,827	-	-	-	3,827
Equity in subsidiaries’ earnings, net	(144,230)	-	-	144,230	-
Noncash unrealized loss on interest rate swap	3,705	-	-	-	3,705
Change in operating assets and liabilities:
Merchandise inventories	-	79,469	-	-	79,469
Prepaid expenses and other current assets	(1,120)	4,783	76	-	3,739
Accounts payable	(40,745)	12,428	(13,078)	-	(41,395)
Accrued expenses and other	(7,456)	6,418	17,099	-	16,061
Income taxes	(45,416)	44,829	7,935	-	7,348
Other	(3,169)	4,246	(422)	-	655
Net cash provided by (used in) operating activities	(218,659)	428,444	29,819	-	239,604
Cash flows from investing activities:
Acquisition, net of cash acquired	(5,649,182)	(1,129,953)	40,744	-	(6,738,391)
Purchases of property and equipment	(1,617)	(82,003)	(21)	-	(83,641)
Purchases of short-term investments	-	-	(3,800)	-	(3,800)
Sales of short-term investments	-	-	21,445	-	21,445
Purchases of long-term investments	-	-	(7,473)	-	(7,473)
Purchase of promissory note	-	(37,047)	-	-	(37,047)
Proceeds from sale of property and equipment	-	533	-	-	533
Net cash provided by (used in) investing activities	(5,650,799)	(1,248,470)	50,895	-	(6,848,374)
Cash flows from financing activities:
Issuance of common stock	2,759,540	-	-	-	2,759,540
Borrowings under revolving credit facility	1,522,100	-	-	-	1,522,100
Repayments of borrowings under revolving credit facility	(1,419,600)	-	-	-	(1,419,600)
Issuance of long-term obligations	4,176,817	-	-	-	4,176,817
Repayments of long-term obligations	(236,084)	(5,861)	-	-	(241,945)
Repurchase of common stock	(541)	-	-	-	(541)
Changes in intercompany note balances, net	(837,062)	885,266	(48,204)	-	-
Debt issuance costs	(87,392)	-	-	-	(87,392)
Net cash provided by (used in) financing activities	5,877,778	879,405	(48,204)	-	6,708,979
Net increase in cash and cash equivalents	8,320	59,379	32,510	-	100,209
Cash and cash equivalents, beginning of period	-	-	-	-	-
Cash and cash equivalents, end of year	$8,320	$59,379	$32,510	$-	$100,209

	February 3, 2007 through July 6, 2007
PREDECESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income (loss)	$(7,998)	$32,974	$10,011	$(42,985)	$(7,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,051	74,770	96	-	83,917
Deferred income taxes	(7,982)	(9,194)	(3,698)	-	(20,874)
Noncash share-based compensation	45,433	-	-	-	45,433
Tax benefit from stock option exercises	(3,927)	-	-	-	(3,927)
Equity in subsidiaries’ earnings, net	(42,985)	-	-	42,985	-
Change in operating assets and liabilities:
Merchandise inventories	-	16,424	-	-	16,424
Prepaid expenses and other current assets	5,758	(11,762)	(180)	-	(6,184)
Accounts payable	44,909	(23,103)	12,988	-	34,794
Accrued expenses and other	7,897	36,021	9,077	-	52,995
Income taxes	(24,998)	31,741	(3,934)	-	2,809
Other	21	4,726	(190)	-	4,557
Net cash provided by operating activities	25,179	152,597	24,170	-	201,946
Cash flows from investing activities:
Purchases of property and equipment	(5,321)	(50,737)	(95)	-	(56,153)
Purchases of short-term investments	-	-	(5,100)	-	(5,100)
Sales of short-term investments	-	-	9,505	-	9,505
Purchases of long-term investments	-	-	(15,754)	-	(15,754)
Proceeds from sale of property and equipment	-	620	-	-	620
Net cash used in investing activities	(5,321)	(50,117)	(11,444)	-	(66,882)
Cash flows from financing activities:
Repayments of long-term obligations	(148)	(4,352)	-	-	(4,500)
Payment of cash dividends	(15,710)	-	-	-	(15,710)
Proceeds from exercise of stock options	41,546	-	-	-	41,546
Tax benefit of stock options	3,927	-	-	-	3,927
Changes in intercompany note balances, net	75,840	(86,988)	11,148	-	-
Net cash provided by (used in) financing activities	105,455	(91,340)	11,148	-	25,263

Net increase in cash and cash equivalents	125,313	11,140	23,874	-	160,327
Cash and cash equivalents, beginning of year	114,310	58,107	16,871	-	189,288
Cash and cash equivalents, end of period	$239,623	$69,247	$40,745	$-	$349,615

	For the year ended February 2, 2007
PREDECESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$137,943	$72,038	$20,455	$(92,493)	$137,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,436	178,920	252	-	200,608
Deferred income taxes	(1,845)	(35,118)	(1,255)	-	(38,218)
Noncash share-based compensation	7,578	-	-	-	7,578
Tax benefit from stock option exercises	(2,513)	-	-	-	(2,513)
Noncash inventory adjustments and asset impairments	-	78,115	-	-	78,115
Equity in subsidiaries’ earnings, net	(92,493)	-	-	92,493	-
Change in operating assets and liabilities:
Merchandise inventories	-	(28,057)	-	-	(28,057)
Prepaid expenses and other current assets	(1,042)	(13,655)	9,286	-	(5,411)
Accounts payable	(4,246)	39,189	18,601	-	53,544
Accrued expenses and other	(225)	38,564	14	-	38,353
Income taxes	(2,558)	(29,524)	(3,083)	-	(35,165)
Other	430	(1,850)	-	-	(1,420)
Net cash provided by operating activities	62,465	298,622	44,270	-	405,357
Cash flows from investing activities:
Purchases of property and equipment	(13,270)	(247,788)	(457)	-	(261,515)
Purchases of short-term investments	(38,700)	-	(10,975)	-	(49,675)
Sales of short-term investments	38,700	-	12,825	-	51,525
Purchases of long-term investments	-	-	(25,756)	-	(25,756)
Insurance proceeds related to property and equipment	-	1,807	-	-	1,807
Proceeds from sale of property and equipment	143	1,496	11	-	1,650
Net cash used in investing activities	(13,127)	(244,485)	(24,352)	-	(281,964)
Cash flows from financing activities:
Borrowings under revolving credit facility	2,012,700	-	-	-	2,012,700
Repayments of borrowings under revolving credit facility	(2,012,700)	-	-	-	(2,012,700)
Repayments of long-term obligations	97	(14,215)	-	-	(14,118)
Payment of cash dividends	(62,472)	-	-	-	(62,472)
Proceeds from exercise of stock options	19,894	-	-	-	19,894
Repurchases of common stock	(79,947)	-	-	-	(79,947)
Tax benefit of stock options	2,513	-	-	-	2,513
Changes in intercompany note balances, net	74,438	(39,676)	(34,762)	-	-
Other financing activities	39	(623)	-	-	(584)
Net cash used in financing activities	(45,438)	(54,514)	(34,762)	-	(134,714)

Net increase (decrease) in cash and cash equivalents	3,900	(377)	(14,844)	-	(11,321)
Cash and cash equivalents, beginning of year	110,410	58,484	31,715	-	200,609
Cash and cash equivalents, end of year	$114,310	$58,107	$16,871	$-	$189,288

	For the year ended February 3, 2006
PREDECESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$350,155	$323,220	$10,364	$(333,584)	$350,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,046	166,600	178	-	186,824
Deferred income taxes	(750)	16,692	(7,698)	-	8,244
Noncash share-based compensation	3,332	-	-	-	3,332
Tax benefit from stock option exercises	6,457	-	-	-	6,457
Equity in subsidiaries’ earnings, net	(333,584)	-	-	333,584	-
Change in operating assets and liabilities:
Merchandise inventories	-	(97,877)	-	-	(97,877)
Prepaid expenses and other current assets	(4,546)	23,200	(29,284)	-	(10,630)
Accounts payable	(26,052)	(54,502)	167,784	-	87,230
Accrued expenses and other	(12,210)	52,719	(133)	-	40,376
Income taxes	13	(38,619)	12,589	-	(26,017)
Other	2,919	4,472	-	-	7,391
Net cash provided by operating activities	5,780	395,905	153,800	-	555,485
Cash flows from investing activities:
Purchases of property and equipment	(18,089)	(265,954)	(69)	-	(284,112)
Purchases of short-term investments	(123,925)	-	(8,850)	-	(132,775)
Sales of short-term investments	166,350	500	-	-	166,850
Purchases of long-term investments	-	-	(16,995)	-	(16,995)
Insurance proceeds related to property and equipment	-	1,210	-	-	1,210
Proceeds from sale of property and equipment	100	1,319	-	-	1,419
Net cash provided by (used in) investing activities	24,436	(262,925)	(25,914)	-	(264,403)
Cash flows from financing activities:
Borrowings under revolving credit facility	232,200	-	-	-	232,200
Repayments of borrowings under revolving credit facility	(232,200)	-	-	-	(232,200)
Issuance of long-term borrowing	-	14,495	-	-	14,495
Repayments of long-term obligations	(4,969)	(9,341)	-	-	(14,310)
Payment of cash dividends	(56,183)	-	-	-	(56,183)
Proceeds from exercise of stock options	29,405	-	-	-	29,405
Repurchases of common stock	(297,602)	-	-	-	(297,602)
Changes in intercompany note balances, net	281,481	(165,005)	(116,476)	-	-
Other financing activities	892	-	-	-	892
Net cash used in financing activities	(46,976)	(159,851)	(116,476)	-	(323,303)

Net increase (decrease) in cash and cash equivalents	(16,760)	(26,871)	11,410	-	(32,221)
Cash and cash equivalents, beginning of year	127,170	85,355	20,305	-	232,830
Cash and cash equivalents, end of year	$110,410	$58,484	$31,715	$-	$200,609

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting. Our management prepared and is responsible for the consolidated financial statements and all related financial information contained in this report. This responsibility includes establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. The assessment of the effectiveness of our internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that Dollar General’s internal control over financial reporting is effective as of February 1, 2008.

This annual report does not include an attestation report of Ernst & Young LLP regarding internal control over financial reporting. Management’s report was not subject to attestation by Ernst & Young LLP pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)           Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended February 1, 2008 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Information Regarding Directors and Executive Officers.  Information regarding our current directors and executive officers as of March 17, 2008 is set forth below. Each of our directors holds office for a term of 1 year or until his or her successor is elected and qualified. Our executive officers serve at the pleasure of the Board of Directors and are elected annually by the Board to serve until their successors are duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position

Michael M. Calbert	45	Director (Chairman of the Board)
Raj Agrawal	34	Director
Adrian Jones	43	Director
Dean B. Nelson	49	Director
Richard W. Dreiling	54	Director; Chief Executive Officer
David L. Beré	54	President & Chief Operating Officer
David M. Tehle	51	Executive Vice President & Chief Financial Officer
Beryl J. Buley	46	Division President, Merchandising, Marketing & Supply Chain
Kathleen R. Guion	56	Division President, Store Operations & Store Development
Susan S. Lanigan	45	Executive Vice President & General Counsel
Challis M. Lowe	62	Executive Vice President, Human Resources
Anita C. Elliott	43	Senior Vice President & Controller
Wayne Gibson	49	Senior Vice President, Dollar General Markets & Shrink

Mr. Calbert has been with KKR for eight years and during that time has been directly involved with several portfolio companies and participated in another four investments. He heads the Retail industry team. Mr. Calbert is currently on the board of directors of Toys “R” Us, Inc. and U.S. Foodservice. Mr. Calbert joined Randall's Food Markets as the Chief Financial Officer in 1994, ultimately taking the company through a transaction with KKR in June 1997. He left Randall’s Food Markets after the company was sold in September 1999 and joined KKR. Mr. Calbert started his professional career as a consultant with Arthur Andersen Worldwide, where his primary focus was on the retail/consumer industry. He has been a member of our Board of Directors since July 2007. KKR is an affiliate of Dollar General.

Mr. Agrawal joined KKR in 2006 and is a member of the Retail and Energy industry teams. Prior to joining KKR, he was a Vice President with Warburg Pincus, where he was involved in the execution and oversight of a number of investments in the energy sector. Mr. Agrawal’s prior experience also includes Thayer Capital Partners, where he played a role in the firm’s business services investments, and McKinsey & Co., where he provided strategic and M&A advice to clients in a variety of industries. He has been a member of our Board of Directors since July 2007. KKR is an affiliate of Dollar General.

Mr. Jones has been with Goldman, Sachs & Co. since 1994. He is a managing director in Principal Investment Area (PIA) in New York where he focuses on healthcare and consumer-related opportunities and sits on the Global Investment Committee. Mr. Jones joined Goldman, Sachs & Co. as an associate in the Investment Banking Division and, after two years in the Communications and Media Department and mobility assignments in Equity Capital Markets and in the Executive Office of Goldman Sachs International, he joined PIA in London in 1998. He returned to New York with PIA in 2002 and became a managing director later that year. He became a partner in 2004. Goldman, Sachs & Co. is an affiliate of Dollar General. Mr. Jones is currently on the board of directors of Biomet, Inc., Burger King Holdings, Inc., Education Management Corporation, HealthMarkets, Inc. and Signature Hospital, LLC. He has been a member of our Board of Directors since July 2007.

Mr. Nelson has been the Chairman of the Board (since April 2003) and was previously President and Chief Executive Officer (since October 2005 – September 2007) of PRIMEDIA Inc., a targeted media company. He has served as the Chief Executive Officer of Capstone Consulting LLC, a strategic consulting firm, since 2000. From August 1985 to February 2000, Mr. Nelson was employed by Boston Consulting Group, Inc., a strategic consulting firm, where he served as a Senior Vice President from December 1998 to February 2000 and held various other positions from August 1985 to November 1998. Mr. Nelson is a member of the Board of Directors of Sealy Corporation and Toys “R” Us, Inc. He has been a member of our Board of Directors since July 2007.

Mr. Dreiling joined Dollar General in January 2008 as Chief Executive Officer and a member of our Board of Directors. Prior to joining Dollar General, Mr. Dreiling served as Chief Executive Officer, President and a director of Duane Reade Holdings, Inc. and Duane Reade Inc., the largest drugstore chain in New York City, from November 2005 until January 2008 and as Chairman of the Board of Duane Reade from March 2007 until January 2008. Mr. Dreiling previously served as Executive Vice President—Chief Operating Officer of Longs Drug Store Corporation, an operator of a chain of retail drug stores on the West Coast and Hawaii, since March 2005, after having joined Longs in July 2003 as Executive Vice President and Chief Operations Officer. From 2000 to 2003, Mr. Dreiling served as Executive Vice President—Marketing, Manufacturing and Distribution at Safeway, Inc., a food and drug retailer. Prior to that, Mr. Dreiling served from 1998 to 2000 as President of Vons, a Southern California food and drug division of Safeway.

Mr. Beré has served as our President and Chief Operating Officer since December 2006. He also served as our Interim Chief Executive Officer from July 6, 2007 to January 21, 2008. He served as a member of our Board of Directors from 2002 until March 2008. He served from December 2003 until June 2005 as Corporate Vice President of Ralcorp Holdings, Inc. and as the President and Chief Executive Officer of Bakery Chef, Inc., a leading manufacturer of frozen bakery products that was acquired by Ralcorp Holdings in December 2003. From 1998 until the acquisition, Mr. Beré was the President and Chief Executive Officer of Bakery Chef, Inc., and also served on its Board of Directors. From 1996 to 1998, he served as President and Chief Executive Officer of McCain Foods USA, a manufacturer and marketer of frozen foods and a subsidiary of McCain Foods Limited. From 1978 to 1995, Mr. Beré worked for The Quaker Oats

Company and served as President of the Breakfast Division from 1992 to 1995 and President of the Golden Grain Division from 1990 to 1992.

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

Ms. Lanigan joined Dollar General in July 2002 as Vice President, General Counsel and Corporate Secretary. She was promoted to Senior Vice President in October 2003 and to Executive Vice President in March 2005. Prior to joining Dollar General, Ms. Lanigan served as Senior Vice President, General Counsel and Secretary at Zale Corporation, a specialty retailer of fine jewelry. During her six years with Zale, Ms. Lanigan held various positions, including Associate General Counsel. Prior to that, she held legal positions with both Turner Broadcasting System, Inc. and the law firm of Troutman Sanders LLP.

Ms. Lowe joined Dollar General as Executive Vice President of Human Resources in September 2005. From 2000 to 2004, Ms. Lowe was Executive Vice President of Human Resources, Corporate Communications, and Public Affairs for Ryder System, Inc., a logistics and transportation services company. She was Executive Vice President of Human Resources and Administration Services for Beneficial Management Corporation, an international consumer finance company, from 1997 to 1999, and Executive Vice President of Human Resources and Communications for Heller International, a commercial finance company, from 1993 to 1997. She also served as Senior Vice President, Administrative Services, for Sanwa Business Credit Corporation from 1985 to 1993. Prior to joining Sanwa, she spent 13 years with Continental Illinois Leasing Corporation and Continental Bank, where her last position was Vice President and Division Head. Ms. Lowe serves as a director of The South Financial Group, Inc.

Ms. Elliott joined Dollar General as Senior Vice President and Controller in August 2005. Prior to joining Dollar General, she served as Vice President and Controller of Big Lots, Inc., a closeout retailer, from May 2001 to August 2005. Overseeing a staff of 140 employees at Big Lots, she was responsible for accounting operations, financial reporting and internal audit. Prior to serving at Big Lots, she served as Vice President and Controller for Jitney-Jungle Stores of America, Inc., a grocery retailer, from April 1998 to March 2001. At Jitney-Jungle, Ms. Elliott was responsible for the accounting operations and the internal and external financial reporting functions. Prior to serving at Jitney-Jungle, she practiced public accounting for 12 years, 6 of which were with Ernst & Young LLP.

Mr. Gibson joined Dollar General as Senior Vice President of Dollar General Market in November 2005. He was named Senior Vice President of Dollar General Markets and Shrink in January 2008. Prior to joining Dollar General, he assembled and led teams of investment bankers and private equity fund managers in several mid-sized business acquisition efforts from 2004 to November 2005. He also served as Senior Vice President of Global Logistics (2000-2003) and Vice President of Imports and Logistics (1998-2000) for The Home Depot, Inc., a home improvement retailer. He founded Gibson Associates, a management consulting firm, in 1997 and served there until 1998. Prior to that, he served in various positions at Rite Aid Corporation from 1994 to 1997, including Senior Vice President of Logistics. He also served retailers as a management consulting principal (1993-1994) and management consultant (1984-1993) at Deloitte & Touche.

(b)           Procedures for Shareholders to Nominate Directors; Arrangements to Serve as Directors.  The procedures by which security holders may recommend nominees to our Board of Directors that were contained in our Bylaws prior to the Merger were eliminated as a result, and at the effective time, of the Merger.

All of our directors are managers of Buck Holdings, LLC. The Second Amended and Restated Limited Liability Company Agreement of Buck Holdings, LLC generally requires that the members of Buck Holdings, LLC take all necessary action to ensure that the persons who serve as managers of Buck Holdings, LLC also serve on our Board. In addition, Mr. Dreiling’s employment agreement provides that he will continue to serve as a member of our Board as long as he remains our Chief Executive Officer.

Because of these requirements, together with Buck Holdings’ controlling ownership of our outstanding common stock, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to our Board.

(c)           Audit Committee Financial Expert.   Our Audit Committee is composed of Messrs. Calbert and Agrawal. In light of our status as a closely held company and the absence of a public trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange (the “NYSE”) upon which our common stock was listed prior to the Merger, we do not believe that Messrs. Calbert or Agrawal would be considered independent because of their relationships with KKR which indirectly owns, through its interests in Parent, over 50% of our outstanding common stock, and certain other relationships with us as more fully described under Item 13 below.

(d)            Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will either post this Code on our Internet website at www.dollargeneral.com or, if not so posted, provide a copy of the Code to any person without charge upon written request to Dollar General Corporation, c/o Investor Relations Department, 100 Mission Ridge, Goodlettsville, TN 37072.  We intend to provide any required disclosure of any amendment to or waiver from the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on www.dollargeneral.com promptly following the amendment or waiver.  We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this report and should not be considered part of this or any other report that we file with or furnish to the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

(a)           Executive Compensation.  We refer to the persons included in the Summary Compensation Table below as our “named executive officers” (or “NEOs”). In addition, references to “2007” mean our fiscal year ended February 1, 2008, references to the “Merger” mean our merger that occurred on July 6, 2007 discussed more fully elsewhere in this document, references to the “Merger Agreement” mean the agreement governing the Merger and references to “Project Alpha” refer to certain strategic initiatives discussed in the “Executive Overview” section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document.

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

We strive to attract, retain and motivate persons with superior ability, to reward outstanding performance, and to align our NEOs’ and shareholders’ long-term interests. Our material compensation principles applicable to 2007 NEO compensation included the following, all of which are discussed in more detail in “Elements of 2007 NEO Compensation” below:

·
We generally target total compensation at the benchmarked median of our market comparator group, but we make adjustments based on circumstances, such as unique job descriptions and our particular niche in the retail sector, that are not reflected in the market data. For competitive reasons, our levels of total compensation or for any component of compensation may exceed median.

·
We set base salaries to reflect the responsibilities, experience and contributions of the NEOs and the salaries for comparable benchmarked positions, subject to minimums set forth in employment agreements.

·
We emphasize pay for performance and reward NEOs who enhance our performance. We accomplish this by linking cash incentives to the achievement of our financial goals and through subjective evaluations of the NEOs’ contributions to the achievement of our business goals.

·	We promote ownership of our common stock to align the interests of our NEOs with those of our shareholders.

Beginning in 2004 (2003 with respect to Mr. David Perdue), the Compensation Committee authorized employment agreements with NEOs which, among other things, set forth minimum levels of certain compensation components because the Committee believed, based on benchmarking data, that such arrangements were a common protection offered to NEOs at comparable companies and because contracts were needed to ensure continuity and to retain NEOs to execute changes necessary to meet our strategic objectives. The Committee also wanted to give standard protections to both the NEOs and to us upon the termination of any NEO’s employment.

Compensation Process

Oversight of 2007 NEO Compensation.  Prior to the Merger, the Compensation Committee was responsible for recommending CEO compensation to the independent directors of our Board and for approving compensation of other NEOs. The independent directors of the Board retained sole authority to determine CEO compensation. Prior to the Merger, the Committee members were Messrs. Dennis Bottorff, Reginald Dickson and E. Gordon Gee. Subsequent to the Merger, our Board made all executive compensation decisions until a new Compensation Committee was established in March 2008.

Use of Outside Advisors in Determining NEO Compensation.  Prior to the Merger, the Compensation Committee selected Hewitt Associates as its compensation consultant. Hewitt also provides consulting services to our human resources group, both with respect to management’s work in connection with NEO compensation (as described below under “Management’s Role in Determining or Recommending 2007 NEO Compensation”) and in connection with general employee compensation and benefits matters.

Prior to the Merger, the Committee approved a written agreement with Hewitt describing the general terms of the working relationship. In particular, Hewitt may perform compensation consulting services upon management or Committee request, which services may include competitive market pay analyses, support regarding legal, regulatory or accounting considerations impacting compensation programs, redesign of those programs, assistance with market data, trends and competitive practices, meeting preparation and attendance and other miscellaneous work.

Management’s Role in Determining or Recommending 2007 NEO Compensation. Prior to the Merger, management assisted Hewitt in gathering and analyzing relevant competitive data and identifying and evaluating various alternatives for 2007 compensation. Mr. Perdue (while he served as CEO) and Ms. Challis Lowe regularly provided their recommendations in Compensation Committee meetings regarding NEO compensation and assisted Hewitt in making presentations to the Committee. Mr. Perdue participated fully with the Committee in assessing NEO performance and made recommendations on the compensation level for each NEO pay component prior to the Merger. No member of management attended the Committee’s own private session.

In connection with the Merger, NEOs were represented by legal counsel who negotiated on their behalf with KKR and its legal counsel with respect to the terms of the new long-term incentive plan.  Such negotiations did not address the amounts or value of the grants to be given under that plan upon the closing of the Merger.  Messrs. Richard Dreiling and David Beré also were represented by legal counsel in negotiations with respect to the terms of their employment agreements and compensation.

While the Board and the Committee valued and welcomed the input of management, Board and Committee members ultimately made all 2007 NEO compensation decisions.

Use of Market Benchmarking Data in Determining 2007 NEO Compensation.  To attract and retain NEOs who we believe will enhance our long-term business results, we must pay compensation that is competitive with the external market for executive talent. We believe that the primary NEO talent market consists of retail companies with revenues and business models similar to ours because those companies have executive positions similar in breadth, complexity and scope of responsibility to our NEO positions. For 2007, the Compensation Committee directed Hewitt to provide data on total and individual compensation elements from its proprietary salary survey database and from the proxy statements of selected retail companies that met these criteria. We refer to this combined group as the market comparator group. In 2007, this group consisted of Advance Auto Parts, AutoZone, Family Dollar, Kohl’s, Limited Brands, Long Drug Stores, Nordstrom, OfficeMax, Office Depot, RadioShack, Staples, J.C. Penney, The

Gap, Federated Department Stores, Blockbuster, The Pantry, Ross Stores, and SuperValue Inc. Hewitt was also asked to provide proxy statement information for certain other significantly larger retail companies (Wal-Mart, Target, Walgreen’s and CVS) to be used as additional reference points in assessing the appropriateness of our NEOs’ compensation levels.

The Committee believed that the median of the competitive market generally was the appropriate target for an NEO’s total compensation, although the target for each compensation component relative to the competitive market varied.

Elements of 2007 NEO Compensation

We provide compensation in the form of base salary, short-term incentives, long-term incentives, benefits and perquisites. As discussed in more detail below, the Compensation Committee believed that each of these elements was a necessary component of an NEO’s compensation package and was consistent with compensation programs at competing companies. Prior to the Merger, the Committee reviewed base salary, short-term incentives, and long-term incentives at least annually and other elements periodically when material changes were considered.

Base Salary.    Base salary generally promotes the recruiting and retention functions of our compensation principles by reflecting the salaries for comparable positions in the competitive marketplace. The Committee believed that we would be unable to attract or retain quality NEOs in the absence of competitive base salary levels. For this reason, base salary constitutes a significant portion of an NEO’s total compensation. Base salary also furthers our pay for performance role of our philosophy because, as a threshold matter, an NEO is not eligible for a salary increase unless he or she achieves a satisfactory overall performance evaluation.

In determining each NEO’s 2007 base salary, the Committee reviewed with Mr. Perdue his evaluation of each NEO’s individual performance. The evaluations included a review of performance versus goals established earlier in 2006, except for Mr. Beré who did not have established goals because he was hired near the end of fiscal 2006.  Because the Committee agreed with Mr. Perdue’s conclusion that each NEO performed satisfactorily overall in 2006, each NEO was eligible as a threshold matter for a salary increase.

The Committee also reviewed the benchmarking data provided by Hewitt, as described above, and considered certain provisions in the Merger Agreement limiting the aggregate employee base salary increase pool to no more than 3%. Because Hewitt’s data showed that existing base salaries with a 3% increase would continue to approximate the market median, the Committee approved a 3% base salary increase for each NEO in 2007.

Subsequent to the fiscal 2007 year end but prior to the filing of this document, the new Compensation Committee considered the 2008 base salary increases for each NEO.  Mr. Dreiling, with Mr. Beré’s input, reviewed the 2007 individual performance of each NEO, including a review of performance versus goals established earlier in 2007. Because Mr. Dreiling determined that each NEO performed satisfactorily overall in 2007, as a threshold matter each NEO was eligible for a salary increase.

The Committee reviewed benchmarking data provided by Hewitt of a market comparator group substantially similar to the group used for purposes of 2007 compensation decisions (with the addition of Payless Shoe Source, Retail Ventures and Big Lots and the removal of Office Depot and RadioShack). This benchmarking data showed that there was a significant movement in the market median for Ms. Guion’s position and, as a result, the Committee adjusted her pay accordingly. The Committee approved 3% base salary increases for all NEOs (other than Mr. Dreiling, who did not receive a base salary increase since he was hired shortly before the end of the 2007 fiscal year, and Ms. Guion, who received an approximate 15.5% base salary increase for the reason discussed above) in order to maintain base salaries at the median of the market comparator group.

Short-Term Incentive Plan.    Our short-term incentive plan, called Teamshare, serves to motivate NEOs to achieve certain objective financial goals that are established early in the fiscal year. As is the case with base salary, as a threshold matter an NEO may not receive a Teamshare payout unless he or she receives a satisfactory overall performance evaluation, even if the Teamshare financial goal is attained. Accordingly, Teamshare fulfills a part of our pay for performance philosophy while aligning our NEOs’ and shareholders’ interests.  Teamshare also helps us meet our recruiting and retention objectives by providing compensation opportunities that are consistent with those prevalent in our market comparator group.

(a)  2007 Teamshare Structure.  Teamshare authorizes the payment of cash bonuses, calculated as a percentage of base salary, based on our performance measured against a financial performance measure established early in the fiscal year. “Threshold,” “target” and “maximum” performance goals are set, along with corresponding potential payout percentages.  Payouts are prorated between threshold and maximum levels in relation to actual performance results.

In 2007, the Compensation Committee had decided to re-evaluate its historical use of net income as the Teamshare performance measure given changes in our business strategy, but before that evaluation could occur we announced the proposed Merger and agreed to consult with KKR on significant changes to certain of our normal business practices. KKR requested, and the Committee agreed, to adopt a metric based principally upon earnings before interest, taxes, depreciation and amortization (EBITDA) as the sole 2007 Teamshare performance measure. After discussions with KKR, the Committee set this performance target for 2007 at $570 million, which was equal to our annual financial objective. Consistent with prior practice and after consultation with KKR, the Committee also set the threshold and maximum levels at 90% and 110%, respectively, of the target level. The Committee considered the Teamshare performance target to be challenging and generally consistent with the level of difficulty of achievement associated with our performance-based awards for prior years.  We did not achieve the threshold Teamshare performance level in fiscal years 2006 or 2005. We achieved Teamshare performance levels between threshold and target in fiscal years 2004 and 2002 and at maximum in fiscal year 2003.

The Committee directed that our Teamshare 2007 EBITDA performance measure be computed using numbers from our issued financial statements, adjusted to exclude:

·
consulting, accounting, legal, valuation, banking, filing, disclosure and similar costs, fees and expenses directly related to the consideration, negotiation, approval and consummation of the Merger and related financing and any related litigation or settlement of any related litigation;

·	costs and expenses constituting severance payments and benefits incurred during the 12 month period following the date of shareholder approval of the Merger; and

·	the impact of any unplanned items of a non-recurring or extraordinary nature.

The Committee then set the potential Teamshare payout range for the NEOs, other than Mr. Perdue and Mr. Dreiling (see “Compensation of Mr. Perdue” and “Compensation of Mr. Dreiling” below) and Mr. Beré (see below), at the following base salary percentages: 32.5% (threshold), 65% (target), and 130% (maximum). In determining this range, the Committee reviewed Hewitt’s benchmarking information regarding competitive target incentives for comparable positions in our market comparator group. This analysis showed that our existing target salary payout percentages generally exceeded the market median, but that our total direct compensation would remain at or slightly above the market median because our long-term incentive compensation remains significantly below the market median. The Committee also continued to rely on Hewitt’s prior year benchmarking data which indicated that the typical practice was to set the threshold payout percentage at half of the target and the maximum payout percentage at twice the target. Accordingly, the Committee made no changes to the potential payout range for those NEOs from the prior year.

Mr. Beré assumed the position of Interim CEO upon Mr. Perdue’s resignation on July 6, 2007.  At that time, the Board set Mr. Beré’s potential Teamshare payout percentages at 35% (threshold), 140% (target) and 280% (maximum) of base salary upon achievement of EBITDA-based performance levels of $630 million (threshold), $700 million (target), and $770 million (maximum).  Mr. Beré’s performance target level, as well as the calculation of the related EBITDA-based performance metric, were chosen to match the level used for vesting purposes for the performance-based options (discussed below under “Long-Term Incentive Program”) granted to the NEOs on July 6, 2007. Threshold and maximum performance levels were set at 90% and 110% of the target level. Mr. Beré’s fiscal 2007 bonus opportunity was not based on a prorated graduated scale for performance between the threshold and target and the target and maximum levels.

(b)  2007 Teamshare Results.  Mr. Dreiling, with Mr. Beré’s input, reviewed the 2007 individual performance of each NEO, including a review of performance versus goals established earlier in 2007. Because Mr. Dreiling determined that each NEO performed satisfactorily overall in 2007, as a threshold matter each NEO was eligible to receive a 2007 Teamshare payout to the extent we achieved the relevant EBITDA performance target. In March 2008, our new Compensation Committee approved an EBITDA calculation for this purpose between the “target” and “maximum” performance levels. Accordingly, each NEO received a Teamshare payout in the amount reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table at the following percentages of base salary:  Mr. Dreiling, 127% (based on an annualization of his partial fiscal 2007 salary); Mr. Beré, 140%;  and Mr. Tehle,  Mr. Buley,  Ms. Guion and Ms. Lowe, 82.6%.

Long-Term Incentive Program.    Long-term equity incentives motivate NEOs to focus on long-term success for shareholders. These incentives also provide a balance between short-term and long-term goals. Prior to the Merger, we delivered these incentives as equity grants structured to recognize stock price changes. The Compensation Committee targeted a certain economic value to be delivered through these incentives which an NEO would realize only if our stock price increased. Long-term incentives are also important to our compensation program’s recruiting and retention objectives because most of the companies in our market comparator group offer them.  Following the Merger, our long-term incentives are designed to compensate NEOs for a long-term commitment to us, while motivating sustained increases in our financial performance.

Prior to the Merger, the Committee typically made equity grant decisions when it reviewed other compensation decisions and evaluated NEO performance, and it was our practice to establish option exercise prices as the closing market price on the grant date. We typically released our annual earnings and other financial results shortly thereafter, but the grants were made regardless of whether earnings were favorable or unfavorable. In accordance with our usual practice, the Committee made pre-Merger 2007 annual equity grant decisions prior to the annual earnings release but after the announcement of the proposed Merger.

Because Hewitt’s benchmarking data indicated that our target long-term incentive values for NEOs (other than Mr. Perdue) were significantly below the median of our market comparator group, the Committee decided in fiscal 2006 to increase that value by approximately 20-25% for fiscal 2006 compensation. At the same time, the Committee also decided to change the options/restricted stock units (“RSUs”) allocation from the previous 80%/20% to 70%/30% for fiscal 2006 compensation, which, according to Hewitt, more closely aligned with market practice. In 2007, the Committee decided to further adjust the relationship of options and RSUs to reflect a 50%/50% allocation of the economic value for 2007 long-term incentive grants which Hewitt advised continued to further align with market practice.

The Committee’s decision regarding the 2007 equity grant mix also took into account the limited availability of shares for use under the shareholder-approved option program existing at that time.  If the options/RSUs mix continued unchanged from 2006, there likely would not have been enough shares for equity grants through fiscal 2008, the year the plan was scheduled to terminate by its terms.  The Committee believed the best way to address that issue, while also assisting with retention and motivation of NEOs and maintaining alignment with shareholder interests, was to adjust the options/RSUs grant mix.

In connection with the Merger, all outstanding equity awards became fully vested and were settled in cash, canceled or rolled over, as described below. Unless they elected to roll over their existing options, each NEO received in exchange for each option an amount in cash, without interest and less applicable withholding taxes, equal to $22.00 less the exercise price of each option. Additionally, each NEO received in exchange for each RSU or share of restricted stock an amount in cash, without interest and less applicable withholding taxes, equal to $22.00.

Certain NEOs elected to roll over their existing options in connection with the Merger (the “Rollover Options”). The exercise price of the Rollover Options and the number of shares underlying the Rollover Options were adjusted as a result of the Merger to provide their pre-Merger value equivalents. The Rollover Options otherwise continue under the terms of the equity plan under which they were issued.

On July 6, 2007, our Board adopted the 2007 Stock Incentive Plan for Key Employees (the “2007 Plan”).  For certain designated employees, including NEOs, the Board required a personal financial investment in Dollar General in order for the employee to be eligible to receive an option grant under the 2007 Plan. That investment could be made in the form of cash, rollover of stock and/or rollover of in-the-money options issued prior to the Merger. Each NEO (other than Mr. Perdue who resigned and Mr. Dreiling who is discussed separately below) met the personal investment requirement and, accordingly, received option grants under the 2007 Plan.

The options granted under the 2007 Plan are divided so that half are time-vested and half are performance-vested based on a comparison of an EBITDA-based performance metric, as described below, against pre-set goals for that performance metric. The combination of time and performance based vesting of these awards is designed to compensate executives for long-term commitment to us, while motivating sustained increases in our financial performance. The options have an exercise price of $5 per share, which was the fair market value on the grant date.

The time-vested options vest and become exercisable ratably on each of the five anniversary dates of July 6, 2007 solely based upon continued employment with us over that time period. The performance-vested options are eligible to vest and become exercisable ratably if the Board determines in good faith that we achieve specified annual performance targets based on EBITDA and adjusted as described below. For fiscal 2007 that target was $700 million, which was based on our annual financial plan and anticipated permitted adjustments, primarily to account for unique expenses related to the Merger and costs associated with Project Alpha.  If a performance target for a given fiscal year is not met, the performance-based options may still vest and become exercisable on a “catch up” basis if, at the end of a subsequent fiscal year through fiscal 2012, a specified cumulative EBITDA-based performance target is achieved. Because the performance targets are based on our long-term financial plan, we believe these levels, while attainable, require strong performance and execution. We consider these performance targets to be slightly more difficult to achieve than financial performance targets associated with Teamshare compensation in prior years.

For purposes of calculating performance targets for our long-term incentive program, “EBITDA” means earnings before interest, taxes, depreciation and amortization plus transaction, management and/or similar fees paid to KKR and/or its affiliates. In addition, the Board is required to fairly and appropriately adjust the calculation of EBITDA to reflect, to the extent not contemplated in our financial plan, the following: acquisitions, divestitures, any change required by generally accepted accounting principles (“GAAP”) relating to share-based compensation or for other changes in GAAP promulgated by accounting standard setters that, in each case, the Board in good faith determines require adjustment to the EBITDA performance metric we use for our long-term incentive program. For 2007 performance targets, the Board also is required to make a good faith determination of adjustments to EBITDA for Project Alpha costs and other non-recurring expenses after consulting with the CEO and CFO. Adjustments to EBITDA for purposes of calculating performance targets or our long-term incentive program may not in all circumstances be identical to adjustments to EBITDA for other purposes, including our Teamshare targets and the covenants contained in our principal financial agreements. Accordingly, comparability of such measures is limited.

In March 2008, the Compensation Committee determined that the specified adjusted EBITDA performance target had been achieved for fiscal 2007 and, as a result, acknowledged the vesting of 20% of the performance-based options.

Benefits and Perquisites.    We provide benefits and limited perquisites to NEOs for retention and recruiting purposes, to promote tax efficiency for the NEOs, and to replace benefit opportunities lost due to regulatory limits. We also provide NEOs with benefits and perquisites as additional forms of compensation that are believed to be consistent and competitive with benefits and perquisites provided to similar positions in our market comparator group and our industry. The Compensation Committee believed these benefits and perquisites help to attract and retain NEOs. Along with certain benefits offered to NEOs on the same terms that are offered to all of our salaried employees (such as health and welfare benefits and matching contributions under our 401(k) plan), we provide NEOs with certain additional benefits and perquisites.

We allow NEOs to participate in the Compensation Deferral Plan (the “CDP”) and the defined contribution Supplemental Executive Retirement Plan (the “SERP”, and together with the CDP, the “CDP/SERP Plan”). During his tenure with us, Mr. Perdue was eligible to participate in the CDP but not the SERP due to his participation in an individual defined benefit supplemental executive retirement plan. Mr. Perdue’s defined benefit supplemental executive retirement plan was provided as part of Mr. Perdue’s inducement package to join Dollar General in 2003 and was one of the compensation components necessary at that time to attract him to serve as our CEO. In addition, in January 2006 our Board approved the establishment of a grantor trust to hold certain assets in connection with Mr. Perdue’s supplemental executive retirement plan in the event of a change in control.

We provide each NEO a life insurance benefit equal to 2.5 times his or her base salary to a maximum of $3 million. We pay the premiums and gross up the NEO’s income to pay the tax cost of this benefit. We also provide each NEO a disability insurance benefit that provides income replacement of 60% of base salary up to a maximum monthly benefit of $20,000 ($25,000 for Mr. Perdue). We pay the cost of this benefit and gross up the NEO’s income to pay the tax cost of this benefit to the extent necessary to replace benefit level caps in the group plan applicable to all salaried employees.

Each NEO may choose either a leased automobile or a fixed monthly automobile allowance. All NEOs except Mr. Beré and Ms. Lowe chose the automobile allowance option in 2007. Mr. Beré and Ms. Lowe chose the lease option under which we provide a company-leased automobile, pay for gasoline, repairs, service, and insurance and provide a gross-up payment to pay the tax cost of the imputed income.

We also provide a relocation assistance program to NEOs similar to that offered to certain other employees. In 2007, we incurred relocation expenses in accordance with this policy for Mr. Buley and Mr. Dreiling (as discussed below in “Compensation of Mr. Dreiling”).  The significant differences of the relocation assistance available to NEOs from the relocation assistance available to other employees are as follows:

·	We provide a pre-move allowance of 5% of the NEO’s annual base salary (we cap this allowance at $5,000 for other employees);

·
We provide home sale assistance by offering to purchase the NEO’s prior home at an independently determined appraised value in the event the prior home is not sold to an outside buyer (we do not offer this service to other employees);

·
We reimburse NEOs for all reasonable and customary home purchase closing costs (we limit our reimbursement to other employees to 2% of the purchase price to a maximum of $2,500) except for loan origination fees which are limited to 1%; and

·	We provide 60 days of temporary living expenses (we limit temporary living expenses to 30 days for all other employees).

As an exception to the NEO relocation policy, the Committee extended the temporary housing benefit in 2007 to Mr. Beré beyond the 60 day limit due to uncertainties arising from the Merger.

Compensation of Mr. Perdue

While Mr. Perdue’s compensation reflected an emphasis on achieving both short and long-term performance results, more emphasis was placed on long-term performance goals.  This is generally typical for CEO compensation structures as it aligns their compensation more directly with that of shareholders, i.e., the creation of long-term economic value in the company.  As a result of the risk associated with the long-term component being such a large portion of his total compensation and as a part of the decision to extend Mr. Perdue’s employment contract with us, his compensation was benchmarked closer to the 75th percentile of the market comparator group.

In 2007, the Committee reviewed Mr. Perdue’s assessment of his overall performance to determine as a threshold matter his eligibility for a base salary increase. This review included Mr. Perdue’s performance versus his previously established 2006 goals, which included measures relating to the sell off of inventory and the closing of stores as a part of Project Alpha; increasing the discipline in the planning and buying process including private label development and SKU rationalization; enhanced domestic sourcing and continued reduction of costs through the supply chain; enhancing the customer experience in the store through shrink reduction, reduced store manager turnover and the development of measurements of store standards; and the development of a store strategic growth plan.  Because the Committee was satisfied with Mr. Perdue’s overall performance, he was eligible for a 2007 salary increase.

The Committee also reviewed Hewitt’s benchmarking data, as described above, and considered certain provisions contained in the Merger Agreement limiting the aggregate employee base salary increase pool to no more than 3%. Hewitt’s data showed that Mr. Perdue’s existing base salary with a 3% increase would continue to approximate market median, and the Committee determined that Mr. Perdue would receive a 3% base salary increase for 2007.

The process followed in determining Mr. Perdue’s 2007 Teamshare structure and 2007 long-term incentives was substantially similar to that described above regarding other NEOs, except that the ultimate decisions were made by the independent directors of the Board upon Committee recommendation. In addition, the Board and the Committee were contractually bound by the target (100%) and maximum (200%) Teamshare payout percentages contained in Mr. Perdue’s employment agreement approved prior to 2007.

With respect to Mr. Perdue’s long-term incentive compensation, the Committee chose to use the same 50%/50% options/RSUs allocation of economic value as it used for other NEOs in 2007.  Hewitt’s benchmarking data indicated that the amounts to be granted to Mr. Perdue would approximate the 75th percentile of our market comparator group, keeping his total direct compensation near the same percentile. In connection with the Merger, Mr. Perdue’s outstanding equity awards became fully vested and were settled in cash in the same manner described for the other NEOs.

Mr. Perdue resigned from Dollar General effective July 6, 2007. We treated the resignation as one for “good reason” after a change-in-control under his employment agreement. He executed a release and became entitled to certain severance payments and benefits which are triggered by such a resignation under his employment agreement, subject to his continued compliance with certain terms (including restrictive covenants) of the employment agreement. He was also entitled to payments under his defined benefit supplemental executive retirement plan and the CDP.

Compensation of Mr. Dreiling

Mr. Dreiling entered into a five-year employment agreement to become CEO and a member of our Board effective January 21, 2008.  Key compensatory provisions of the agreement include:

·	Annual base salary of $1,000,000.
·
Annual bonus payout range of 50% (threshold), 100% (target) and 200% (maximum) of base salary based upon EBITDA performance.  Mr. Dreiling is eligible to earn a prorated 2007 bonus for the number of days worked in fiscal 2007.  For 2008, Mr. Dreiling is guaranteed to earn at least a threshold level bonus.

·	A signing bonus of $2,000,000.
·
Equity grants consisting of 890,000 shares of restricted stock and options to purchase 2.5 million shares of Dollar General at $5 per share (the fair market value on the grant date). The restricted stock is scheduled to vest upon the earlier to occur of the last day of fiscal 2011, a change in control, an initial public offering, termination without cause or due to death or disability, or resignation with good reason. Half of the options are time-vested and the other half are performance-vested. These options vest upon the same terms as the other options that have been granted under the 2007 Plan.
·	Payment of the premiums on his personal long-term disability insurance policy.
·	Use of our plane for Mr. Dreiling and his spouse up to nine trips per year between our headquarters and his permanent residence in California.
·
Reimbursement and gross-up for taxes of all closing costs and expenses, including broker’s fees, loan origination and/or loan discount fees (not to exceed 2 points in total), and attorney fees incurred to purchase a residence in the Nashville, Tennessee area and for up to 2 months’ lease cancellation on his apartment in the New York metropolitan area.  Reimbursement and/or payment of and gross-up for taxes of temporary living expenses for 120 days as well as 2 house hunting trips not to exceed 7 nights/8 days. Relocation also includes the payment of packing, loading, transporting, storing and delivering his household goods including the movement of 1 car and a miscellaneous expense allowance equal to $50,000 less applicable taxes.

·	Reimbursement of legal fees up to $35,000, grossed-up for taxes, incurred in negotiating and preparing the employment agreement and documents associated with Mr. Dreiling’s equity grants.
·	Payment of monthly membership fees and costs related to his membership in professional clubs selected by him, grossed-up for any taxes.

Mr. Dreiling was chosen for the CEO position after a lengthy and careful search. The Board firmly believes he is the right leader for the Company as we move forward.  The terms of his employment agreement summarized above were settled after negotiation with Mr. Dreiling, and the Board believes that they are fair and appropriate given CEO compensation and benefits at comparable companies and given Mr. Dreiling’s experience and leadership ability.  These arrangements were also necessary to entice Mr. Dreiling to resign from his previous employer and to give him the opportunity to offset the potential financial gain he would be foregoing by leaving that employer.

Severance and Change-in-Control Agreements

As noted above, we have employment agreements with our NEOs that among other things provide for each NEO’s rights upon a termination of employment. We believe that reasonable severance and change-in-control benefits are appropriate to protect the NEO against circumstances over which he or she does not have control and as consideration for the promises of non-competition, non-solicitation and non-interference that we require in our employment agreements. Furthermore, we believe change-in-control severance payments align NEO and shareholder interests by enabling NEOs to evaluate a transaction in the best interests of our shareholders and our other constituents without undue concern over whether the transaction may jeopardize the NEO’s own employment.

All of our change-in-control provisions operate under a double trigger, requiring both a change-in-control and a termination event, except for the provisions related to long-term equity incentives under our 2007 Plan.  Under the 2007 Plan, (1) all time-vested options will vest and become immediately exercisable as to 100% of the shares of common stock subject to such options immediately prior to a change-in-control and (2) all performance–vested options will vest and become immediately exercisable as to 100% of the shares of common stock subject to such options immediately prior to a change-in-control if, as a result of the change–in-control, (x) investment funds affiliated with KKR realize a specified internal rate of return on 100% of their aggregate investment, directly or indirectly, in our equity securities (the “Sponsor Shares”) and (y) the investment funds affiliated with KKR earn a specified cash return on 100% of the Sponsor Shares; provided, however, that in the event that a change-in-control occurs in which more than 50% but less than 100% of our common stock or other voting securities or the common stock or other voting securities of Buck Holdings, L.P. is sold or otherwise disposed of, then the performance-vested options will become vested up to the same percentage of Sponsor Shares on which investment funds affiliated with KKR achieve a specified internal rate of return on their aggregate investment and earn a specified return on their Sponsor Shares. The Merger constituted a change-in-control for purposes of our pre-Merger plans and arrangements.

Deductibility of NEO Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1 million paid in any fiscal year to an NEO that is not performance-based compensation. We believe that compensation paid in 2007 associated with stock options under our 1998 Stock Incentive Plan would generally be fully deductible for federal income tax purposes. However, in certain situations (such as time-vested RSUs) the Compensation Committee approved compensation that did not meet these requirements in order to ensure competitive levels of total compensation for our NEOs. Because our common stock is no longer publicly traded, the Board did not consider Section 162(m) with respect to 2007 compensation paid after the Merger.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this document.

This report has been furnished by:

·	Michael M. Calbert, Chairman
·	Raj Agrawal
·	Adrian Jones

The Compensation Committee Report is deemed furnished, not filed, in this document and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the Compensation Committee Report in this manner.

Summary Compensation Table

The following table summarizes compensation paid to or earned by our NEOs in each of fiscal 2007 and 2006.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Richard W. Dreiling, Chief Executive Officer(1)	2007	34,615	2,000,000	36,777	42,174	41,760	--		62,141	(7)	2,217,467
David A. Perdue, Former Chairman & Chief Executive Officer(1)	2007	488,390	--	8,259,225	1,690,873	--	4,179,884	(8)	11,238,529	(9)	25,856,901
	2006	1,037,540	--	1,472,904	87,582	--	677,541	(8)	151,448		3,427,015
David L. Beré, President and Chief Operating Officer(1)	2007	717,528	--	974,231	1,381,712	1,009,400	--		187,046	(10)	4,269,917
David M. Tehle, Executive Vice President & Chief Financial Officer	2007	594,523	--	632,162	1,149,922	493,213	--		130,464	(11)	3,000,284
	2006	580,022	188,500	235,247	194,127	--	--		121,126		1,319,022
Beryl J. Buley, Division President, Merchandising, Marketing & Supply Chain	2007	589,398	--	690,116	1,065,045	488,962	--		111,234	(12)	2,944,755
	2006	575,022	186,875	183,223	180,669	--	--		273,801		1,399,590
Kathleen R. Guion, Division President, Store Operations & Store Development	2007	512,520	--	521,453	917,214	425,184	--		115,011	(13)	2,491,382
	2006	500,019	162,500	206,455	154,982	--	--		151,971		1,175,927
Challis M. Lowe, Executive Vice President, Human Resources	2007	420,266	--	512,771	768,251	348,651	--		118,133	(14)	2,168,072
	2006	404,182	133,250	130,813	117,933	--	--		174,322		960,500

(1)
Mr. Dreiling was hired on January 21, 2008. Mr. Perdue resigned effective July 6, 2007.  Mr. Beré was hired as our President and Chief Operating Officer in December 2006, was appointed interim Chief Executive Officer upon Mr. Perdue’s resignation on July 6, 2007, and resumed his position as President and Chief Operating Officer when Mr. Dreiling was hired as our Chief Executive Officer.

(2)
All NEOs (excluding Mr. Dreiling) deferred a portion of their fiscal 2007 salaries under the CDP. The amounts of such deferrals are included in the Nonqualified Deferred Compensation Table. Each NEO (excluding Mr. Dreiling) also contributed a portion of his or her fiscal 2007 salary to our 401(k) Plan. All NEOs for which fiscal 2006 salaries are reported in this column deferred a portion of their fiscal 2006 salaries under the CDP and contributed a portion of their salaries to our 401(k) Plan.

(3)	The amount for Mr. Dreiling represents the signing bonus paid pursuant to his employment agreement. The 2006 amounts represent a one-time discretionary bonus awarded to these NEOs for fiscal 2006.

(4)
Represents the dollar amount recognized during the fiscal year for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards 123R (“SFAS 123R”), but disregarding the estimate of forfeitures related to service-based vesting conditions, for outstanding awards of restricted stock and restricted stock units (“RSUs”).  Prior to the Merger, the expense was recorded on a straight-line basis over the restriction period based on the market price of the underlying stock on the grant date. There were no forfeitures of restricted stock or RSUs held by the NEOs during fiscal 2007 or fiscal 2006. For more information regarding the assumptions used in the valuation of these awards, see Note 9 of the annual consolidated financial statements included in this document. As a result of the Merger, all restricted stock and RSU awards outstanding immediately before the Merger vested and, therefore, all remaining compensation expense associated with those awards was recognized in fiscal 2007 in accordance with SFAS 123R.

(5)
Represents the dollar amount recognized during the fiscal year for financial statement reporting purposes in accordance with SFAS 123R, but disregarding the estimate of forfeitures related to service-based vesting conditions, for stock options. Option awards granted before February 4, 2006 were valued on the applicable grant date under the fair value method of SFAS 123 and those granted on or after that date were valued under the fair value method of SFAS 123R using the Black-Scholes option pricing model with the following assumptions:

	March 15, 2005	September 1, 2005	January 24, 2006	March 16, 2006	March 23, 2007	July 7, 2007
Expected dividend yield	.85%	.85%	1.0%	.82%	.91%	0%
Expected stock price volatility	27.4%	25.9%	24.7%	28.7%	18.5%	42.3%
Risk-free interest rate	4.25%	3.71%	4.31%	4.7%	4.5%	4.9%
Expected life of options (years)	5.0	5.0	4.5	5.7	5.7	7.5
Exercise price	$22.35	$18.51	$16.94	$17.54	$21.25	$5.00
Stock price on date of grant	$22.35	$18.51	$16.94	$17.54	$21.25	$5.00

For more information regarding the assumptions used in the valuation of these awards, see Note 9 of the annual consolidated financial statements included in this document. As a result of the Merger, all options outstanding immediately before the Merger vested and, therefore, all compensation expense associated with those awards was recognized in fiscal 2007 in accordance with SFAS 123R. Mr. Tehle and Ms. Guion had 63,000 and 50,300 options, respectively, that were forfeited as a result of the Merger. There were no forfeitures of options held by NEOs in fiscal 2006.

(6)
Represents amounts earned pursuant to our Teamshare bonus program for fiscal 2007.  See the discussion of the “Short-Term Incentive Plan”, “Compensation of Mr. Dreiling” and “Compensation of Mr. Perdue” in “Compensation Discussion and Analysis” above.  Messrs. Beré and Buley and Ms. Guion deferred 5%, 20% and 5%, respectively of their fiscal 2007 bonus payments under the CDP in fiscal 2008. No amounts were earned under our Teamshare bonus program for fiscal 2006 because we did not meet the financial performance level required for a payout.

(7)
Represents the incremental cost of providing certain perquisites, including $61,414 for amounts associated with relocation and $727 for an automobile allowance.  The aggregate incremental cost related to Mr. Dreiling’s relocation amount was calculated as follows: $50,000 as a miscellaneous cash allowance, $4,000 for the cost to transport a personal vehicle from New Jersey to his home in California, $4,803 for temporary living expenses, $1,129 for transportation costs incurred in connection with house hunting trips and $1,482 for meal expenses incurred in connection with temporary living.

(8)
The 2007 amount represents the aggregate change in the actuarial present value of the accumulated benefit under Mr. Perdue's SERP from February 2, 2007 to February 1, 2008.  Because Mr. Perdue resigned effective July 6, 2007, the fiscal 2007 year-end actuarial present value of the accumulated benefit is equal to the benefit paid to him in fiscal 2007. The 2006 amount represents the aggregate change in the actuarial present value of the accumulated benefit under Mr. Perdue’s SERP from February 4, 2006 to February 2, 2007.

(9)
Includes $6,798,000 for severance paid in connection with Mr. Perdue’s resignation pursuant to his employment agreement, $2,681,201 for the reimbursement of excise taxes related to the severance payment, $78,438 for unused vacation at the time of Mr. Perdue’s resignation, $1,489,398 for the reimbursement of excise taxes related to the payment made to Mr. Perdue for his defined benefit SERP, $71,327 for the tax reimbursement of excise taxes related to the payment of interest on Mr. Perdue’s defined benefit SERP, $24,892 for a lump sum payment in lieu of COBRA payments on behalf of Mr. Perdue, $9,818 for reimbursement of taxes related to the lump sum payment in lieu of COBRA payments, $19,908 for the reimbursement of taxes related to the COBRA gross up payment, $11,249 for premiums paid under our life and disability insurance programs, $17,753 for our match contributions to the CDP, $6,667 for our match contributions to the 401(k) Plan, $6,452 for tax reimbursements related to life and disability insurance premiums, and $23,426 which represents the incremental cost of providing certain perquisites, including $11,280 for personal use of the company plane and other amounts, which individually did not equal the greater of $25,000 or 10% of total perquisites, including an annual automobile allowance, a medical physical examination and a Merger closing gift. We incurred no incremental cost in connection with the occasional travel of Mr. Perdue’s spouse on our plane while accompanying him on travel.

(10)
Includes $7,806 for premiums paid under our life and disability insurance programs, $53,683 for our contributions to the SERP, $32,872 for our match contributions to the CDP, $2,854 for our match contributions to the 401(k) Plan, $4,477 for the reimbursement of taxes related to life and disability insurance premiums, $21,336 for the reimbursement of taxes related to relocation, $4,906 for reimbursement of taxes related to the personal use of a company-leased automobile, and $59,112 which represents the incremental cost of providing certain perquisites, including $37,200 for temporary living expenses (calculated as rent and utility payments) associated with relocation, $18,601 for personal use of a company-leased vehicle, and other amounts which individually did not equal the greater of $25,000 or 10% of total perquisites, including a medical physical examination, expenses related to Mr. Beré’s and his spouse’s attendance at sporting events, and a Merger closing gift. We incurred no incremental cost in connection with the occasional travel of Mr. Beré’s family members on our plane while accompanying him on business travel.

(11)
Includes $6,412 for premiums paid under our life and disability insurance programs, $58,618 for our contributions to the SERP, $18,403 for our match contributions to the CDP, $11,198 for our match contributions to the 401(k) Plan, $3,678 for tax reimbursements related to life and disability insurance premiums, and $32,155 which represents the incremental cost of providing certain perquisites, including $21,000 for an annual automobile allowance and other amounts which individually did not equal the greater of $25,000 or 10% of total perquisites, including a directed donation to a charity, expenses incurred in connection with his personal use of our plane, and expenses related to Mr. Tehle’s and his guests’ attendance at sporting events.

(12)
Includes $3,294 for premiums paid under our life and disability insurance programs, $34,868 for our contributions to the SERP, $18,148 for our match contributions to the CDP, $11,174 for our match contributions to the 401(k) Plan, $1,890 for the reimbursement of taxes related to life and disability insurance premiums, $2,182 for the reimbursement of taxes related to relocation, and $39,678 which represents the incremental cost of providing certain perquisites, including  $21,000 for an annual automobile allowance, $6,069 for an expense related to selling his prior home, $5,000 for a directed charitable donation and other amounts which individually did not equal the greater of $25,000 or 10% of total perquisites, including expenses relating to Mr. Buley’s and his guests’ attendance at sporting events, a fee to attend a Young Presidents’ Organization meeting and a medical physical examination. We incurred no incremental cost in connection with the occasional travel of Mr. Buley’s spouse on our plane while accompanying him on business travel.

(13)
Includes $9,447 for premiums paid under our life and disability insurance programs, $50,533 for our contributions to the SERP, $14,314 for our match contributions to the CDP, $10,789 for our match contributions to the 401(k) Plan, $3,397 for tax reimbursements related to life and disability insurance premiums, and $26,531 which represents the incremental cost of providing certain perquisites, including $21,000 for an annual automobile allowance, a $5,000 directed charitable donation and other amounts which individually did not equal the greater of $25,000 or 10% of total perquisites, including expenses relating to Ms. Guion’s attendance at a sporting event.

(14)
Includes $11,754 for premiums paid under our life and disability insurance programs, $41,437 for our contributions to the SERP, $9,712 for our match contributions to the CDP, $11,213 for our match contributions to the 401(k) Plan, $4,227 for the reimbursement of taxes related to life and disability insurance premiums, $8,429 for reimbursement of taxes related to the personal use of a company-leased automobile, and $31,361 which represents the incremental cost of providing certain perquisites, including $22,887 for personal use of a company-leased vehicle, a $5,000 directed charitable donation, and other amounts which individually did not equal the greater of $25,000 or 10% of total perquisites, including expenses relating to Ms. Lowe’s and her guests’ attendance at sporting or other entertainment events and minimal hotel incidental charges incurred by her spouse while accompanying her on business travel.  We incurred no incremental cost in connection with the occasional travel of Ms. Lowe’s spouse on our plane while accompanying her on business travel.

Grants of Plan-Based Awards During Fiscal 2007

The table below sets forth information regarding grants of plan-based awards to our NEOs in fiscal 2007.  The grants include RSUs and options granted pursuant to our 1998 Stock Incentive Plan in fiscal 2007 prior to the Merger, all of which became fully vested and were:

·	settled in cash, without interest and less applicable withholding taxes, equal to $22 per share less, for options, the exercise price (the “Merger Consideration”);

·	forfeited, with respect to any options having an exercise price at or above $22/share; or

·	exchanged for Rollover Options as further described and defined in the “Long-Term Incentives” portion of “Compensation Discussion and Analysis” above.

The Rollover Options are set forth in the table as separate grants. The amounts paid as consideration for the Rollover Options as noted in the footnotes to the table represent the value the NEO would have received in the Merger had the NEO instead chosen to accept the Merger Consideration. While the exercise price and the number of shares underlying the Rollover Options have been adjusted as a result of the Merger and are fully vested, they are deemed to have been granted, and otherwise continue, under the terms of our 1998 Stock Incentive Plan, which is the plan under which the original options were issued.

The table also includes options granted in 2007 on or after the Merger under our 2007 Stock Incentive Plan.  We have omitted the columns for threshold and maximum estimated future payouts under equity incentive plan awards because they are inapplicable.

Each NEO’s annual Teamshare bonus opportunity established for fiscal 2007 also is set forth in the table below.  Actual bonus amounts earned by each NEO for fiscal 2007 as a result of our EBITDA performance are set forth in the Summary Compensation Table above and represent prorated payment on a graduated scale between the target and maximum EBITDA performance levels for each of the NEOs other than Mr. Beré whose payment was not made on a graduated scale, but rather represented payment at the target level.  Mr. Perdue did not receive a

Teamshare payout for fiscal 2007 due to his resignation on July 6, 2007.  See “Short-Term Incentives”, “Compensation of Mr. Dreiling” and “Compensation of Mr. Perdue” in “Compensation Discussion and Analysis” above for further discussion of the fiscal 2007 Teamshare program.

Name	Grant Date	Date of Board Action(1)	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards(2) Threshold Target Maximum ($) ($) ($)			Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)(3)	All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)

Mr. Dreiling			16,438	32,877	65,753	--	--	--		--		--
	1/21/08	1/11/08	--	--	--	--	--	1,250,000	(5)	5.00	(5)	3,120,875
	1/21/08	1/11/08	--	--	--	1,250,000	--	--		5.00	(3)	3,120,875
	1/21/08	1/11/08	--	--	--	--	890,000	--		--		4,450,000

Mr. Perdue			566,500	1,133,000	2,266,000	--	--	--		--		--
	3/23/07	3/20/07	--	--	--	--	--	313,630	(6)	21.25	(6)	1,690,873
	3/23/07	3/20/07	--	--	--	--	110,693	--		--		2,325,226

Mr. Beré			252,350	1,009,400	2,018,800	--	--	--		--		--
	3/23/07	3/19/07	--	--	--	--	--	126,565	(6)	21.25	(6)	682,350
	3/23/07	3/19/07	--	--	--	--	44,670	--		--		949,238
	7/6/07		--	--	--	--	--	1,125,000	(5)	5.00	(5)	3,042,225
	7/6/07		--	--	--	1,125,000	--	--		5.00	(3)	3,042,225
	7/6/07		--	--	--	--	--	5,809	(7)	1.25	(7)	21,784	(7)
	7/6/07		--	--	--	--	--	17,590	(7)	1.25	(7)	65,963	(7)
	7/6/07		--	--	--	--	--	25,313	(7)	1.25	(7)	94,924	(7)

Mr. Tehle			194,155	388,310	776,620	--	--	--		--		--
	3/23/07	3/19/07	--	--	--	--	--	49,917	(6)	21.25		269,118
	3/23/07	3/19/07	--	--	--	--	17,618	--		--		374,383
	7/6/07		--	--	--	--	--	550,000	(5)	5.00	(5)	1,487,310
	7/6/07		--	--	--	550,000	--	--		5.00	(3)	1,487,310
	7/6/07		--	--	--	--	--	54,426	(7)	1.25	(7)	204,098	(7)
	7/6/07		--	--	--	--	--	44,464	(7)	1.25	(7)	166,740	(7)
	7/6/07		--	--	--	--	--	83,134	(7)	1.25	(7)	311,753	(7)
	7/6/07		--	--	--	--	--	9,983	(7)	1.25	(7)	37,436	(7)

Mr. Buley			192,481	384,963	769,925	--	--	--		--		--
	3/23/07	3/19/07	--	--	--	--	--	39,883	(6)	21.25	(6)	215,021
	3/23/07	3/19/07	--	--	--	--	14,076	--		--		299,115
	7/6/07		--	--	--	--	--	437,500	(5)	5.00	(5)	1,183,088
	7/6/07		--	--	--	437,500	--	--		5.00	(3)	1,183,088
	7/6/07		--	--	--	--	--	134,933	(7)	1.25	(7)	505,999	(7)
	7/6/07		--	--	--	--	--	66,364	(7)	1.25	(7)	248,865	(7)

Ms. Guion			167,375	334,750	669,500	--	--	--		--		--
	3/23/07	3/19/07	--	--	--	--	--	39,883	(6)	21.25	(6)	215,021
	3/23/07	3/19/07	--	--	--	--	14,076	--		--		299,115
	7/6/07		--	--	--	--	--	437,500	(5)	5.00	(5)	1,183,088
	7/6/07		--	--	--	437,500	--	--		5.00	(3)	1,183,088
	7/6/07		--	--	--	--	--	22,942	(7)	1.25	(7)	86,033	(7)
	7/6/07		--	--	--	--	--	35,504	(7)	1.25	(7)	133,140	(7)
	7/6/07		--	--	--	--	--	66,364	(7)	1.25	(7)	248,865	(7)
	7/6/07		--	--	--	--	--	7,976	(7)	1.25	(7)	29,910	(7)

Ms. Lowe			137,248	274,495	548,990	--	--	--		--		--
	3/23/07	3/19/07	--	--	--	--	--	35,733	(6)	21.25	(6)	192,647
	3/23/07	3/19/07	--	--	--	--	12,612	--		--		268,005
	7/6/07		--	--	--	--	--	337,500	(5)	5.00	(5)	912,668
	7/6/07		--	--	--	337,500	--	--		5.00	(3)	912,668
	7/6/07		--	--	--	--	--	39,088	(7)	1.25	(7)	146,580	(7)
	7/6/07		--	--	--	--	--	59,466	(7)	1.25	(7)	222,998	(7)
	7/6/07		--	--	--	--	--	7,146	(7)	1.25	(7)	26,798	(7)

(1)
Our Board of Directors authorized Mr. Dreiling’s equity grants on the same day that it approved his employment and related agreements.  Because the 2007 Stock Incentive Plan does not allow us to make grants to non-employees, the Board set the grant date effective as of Mr. Dreiling’s hire date.  Our Board of Directors authorized Mr. Perdue’s equity grants, and our Compensation Committee authorized the equity grants to Messrs. Beré, Tehle and Buley and Mss. Guion and Lowe, at the meetings where other annual executive compensation matters were considered, consistent with historical practice.  Such grants, however, were conditioned upon receipt of KKR’s approval per certain provisions in the Merger Agreement.  The date of KKR’s approval was considered the grant date for those awards.

(2)	Represents each NEO’s fiscal 2007 Teamshare bonus opportunity. Mr. Dreiling’s payout levels are prorated for 12 days of service in fiscal 2007.

(3)
Represents post-Merger grants of performance-based options under the 2007 Stock Incentive Plan.  Because there is no market for our common stock, the per share exercise price is the fair market value of one share of our common stock on the grant date as determined in good faith by our Board of Directors.  If we achieve specific EBITDA targets, these options are eligible to become exercisable in installments of 20% on February 1, 2008, January 30, 2009, January 29, 2010, January 28, 2011, and February 3, 2012.  If an EBITDA target for a given fiscal year is not met, these options may still vest on a “catch up” basis if, at the end of fiscal years 2008, 2009, 2010, 2011, or 2012, the applicable cumulative EBITDA target is achieved.  In addition, these options are subject to certain accelerated vesting provisions as described in “Potential Payments Upon Termination or Change-in-Control” below.

(4)
Represents post-Merger grants of time-vested restricted stock to Mr. Dreiling under the 2007 Stock Incentive Plan and pre-Merger grants of time-vested RSUs to all other NEOs under the 1998 Stock Incentive Plan.  The restricted shares granted to Mr. Dreiling are scheduled to vest upon the earliest to occur of:  a change in control of the company, an initial public offering of the company, Mr. Dreiling’s termination without cause or due to death or disability, Mr. Dreiling’s resignation for good reason, or February 3, 2012. The pre-Merger RSU grants vested in connection with the Merger.

(5)
Represents post-Merger grants of time-vested, non-qualified stock options under the 2007 Stock Incentive Plan.  Because there is no market for our common stock, the per share exercise price is the fair market value of one share of our common stock on the grant date as determined in good faith by our Board of Directors.  These options are scheduled to become exercisable ratably in installments of 20% on July 6, 2008, July 6, 2009, July 6, 2010, July 6, 2011 and July 6, 2012. In addition, these options are subject to certain accelerated vesting provisions as described in “Potential Payments upon Termination or Change-in-Control” below.

(6)
Represents pre-Merger grants of time-vested, non-qualified stock options under the 1998 Stock Incentive Plan which became fully vested in connection with the Merger.  The per share exercise price equals the closing market price of our common stock on the grant date.

(7)
Represents Rollover Options which are governed by the terms of the 1998 Stock Incentive Plan.  The per share exercise price equals the exercise price of the original surrendered option (which was the closing market price of our common stock on the grant date) as adjusted to reflect our capitalization immediately following the Merger.  As described in the narrative before this Grants of Plan-Based Awards Table, the NEOs paid the following consideration for the Rollover Options: Mr. Beré, $182,675; Mr. Tehle, $720,034; Mr. Buley, $754,868; Ms. Guion, $497,956; and Ms. Lowe, $396,380.  Because we will not recognize any compensation expense in connection with the Rollover Options on a going forward basis, we have not determined the grant date fair values of those options in accordance with SFAS 123R, but rather have disclosed their intrinsic values (equal to the difference between the fair market value of the common stock and the per share exercise price of the Rollover Options multiplied by the number of shares underlying such Rollover Options) which we believe would not be materially different from the SFAS 123R grant date fair value.

Outstanding Equity Awards at 2007 Fiscal Year-End

The table below sets forth information regarding outstanding equity awards held by our NEOs as of the end of fiscal 2007.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Mr. Dreiling	--		1,250,000	(2)	--		5.00	7/6/2017	--		--
	250,000	(3)	--		1,000,000	(4)	5.00	7/6/2017	--		--
	--		--		--		--	--	890,000	(5)	4,450,000

Mr. Perdue	--		--		--		--	--	--		--

Mr. Beré	5,809	(6)	--		--		1.25	8/12/2012	--		--
	17,590	(7)	--		--		1.25	3/13/2013	--		--
	25,313	(8)	--		--		1.25	3/23/2017	--		--
	--		1,125,000	(2)			5.00	7/6/2017	--		--
	225,000	(3)	--		900,000	(4)	5.00	7/6/2017	--		--

Mr. Tehle(9)	54,426	(10)	--		--		1.25	8/9/2014	--		--
	44,464	(11)	--		--		1.25	8/24/2014	--		--
	83,134	(12)	--		--		1.25	3/16/2016	--		--
	9,983	(8)	--		--		1.25	3/23/2017	--		--
	--		550,000	(2)	--		5.00	7/6/2017	--		--
	110,000	(3)		--	440,000	(4)	5.00	7/6/2017	--		--

Mr. Buley	134,933	(13)	--		--		1.25	1/24/2016	--		--
	66,364	(12)	--		--		1.25	3/16/2016	--		--
	--		437,500	(2)	--		5.00	7/6/2017	--		--
	87,500	(3)	--		350,000	(4)	5.00	7/6/2017	--		--

Ms. Guion(14)	22,942	(15)	--		--		1.25	12/2/2013	--		--
	35,504	(11)	--		--		1.25	8/24/2014	--		--
	66,364	(12)	--		--		1.25	3/16/2016	--		--
	7,976	(8)	--		--		1.25	3/23/2017	--		--
	--		437,500	(2)	--		5.00	7/6/2017	--		--
	87,500	(3)	--		350,000	(4)	5.00	7/6/2017	--		--

Ms. Lowe	39,088	(16)	--		--		1.25	9/1/2015	--		--
	59,466	(11)	--		--		1.25	3/16/2016	--		--
	7,146	(8)	--		--		1.25	3/23/2017	--		--
	--		337,500	(2)	--		5.00	7/6/2017	--		--
	67,500	(3)	--		270,000	(4)	5.00	7/6/2017	--		--

(1)	Based on a per share fair market value of $5.00. Our Board of Directors determined in good faith that the per share market value of our common stock on January 21, 2008 was $5.00.

(2)
These options are scheduled to become exercisable ratably in installments of 20% on July 6, 2008, July 6, 2009, July 6, 2010, July 6, 2011 and July 6, 2012. In addition, these options are subject to certain accelerated vesting provisions as described in “Potential Payments upon Termination or Change-in-Control” below.

(3)	These options vested as of February 1, 2008.

(4)
If we achieve specific EBITDA targets, these options are eligible to become exercisable in installments of 25% on January 30, 2009, January 29, 2010, January 28, 2011, and February 3, 2012.  If an EBITDA target for a given fiscal year is not met, these options may still vest on a “catch up” basis if, at the end of fiscal years 2008, 2009, 2010, 2011, or 2012, the applicable cumulative EBITDA target is achieved.  In addition, these options are subject to certain accelerated vesting provisions as described in “Potential Payments upon Termination or Change-in-Control” below.

(5)
These restricted shares are scheduled to vest upon the earliest to occur of:  a change in control of the company, an initial public offering of the company, Mr. Dreiling’s termination without cause or due to death or disability, Mr. Dreiling’s resignation for good reason, or February 3, 2012.

(6)	The options for which these Rollover Options were exchanged became exercisable on August 12, 2003.

(7)	The options for which these Rollover Options were exchanged became exercisable on March 13, 2004.

(8)	The options for which these Rollover Options were exchanged became exercisable on July 6, 2007.

(9)	As a result of the Merger on July 6, 2007, Mr. Tehle forfeited 63,000 options having an exercise price higher than the Merger Consideration.

(10)	The options for which these Rollover Options were exchanged became exercisable in installments of 25% on August 9, 2005 and 75% on February 3, 2006.

(11)	The options for which these Rollover Options were exchanged became exercisable in installments of 25% on August 24, 2005 and 75% on February 3, 2006.

(12)	The options for which these Rollover Options were exchanged became exercisable in installments of 25% on March 16, 2007 and 75% on July 6, 2007.

(13)	The options for which these Rollover Options were exchanged became exercisable in installments of 25% on January 24, 2007 and 75% on July 6, 2007.

(14)	As a result of the Merger on July 6, 2007, Ms. Guion forfeited 50,300 options having an exercise price higher than the Merger Consideration.

(15)	The options for which these Rollover Options were exchanged became exercisable in installments of 25% on December 2, 2004 and December 2, 2005 and 50% on February 3, 2006.

(16)	The options for which these Rollover Options were exchanged became exercisable in installments of 25% on September 1, 2006 and 75% on July 6, 2007.

Option Exercises and Stock Vested During Fiscal 2007

The table below provides information regarding the value realized by our NEOs upon the transfer for value of stock options and the vesting of stock awards during fiscal 2007.

	Option Awards(1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Dreiling	--	--	--	--
Mr. Perdue	1,313,630	9,555,223	587,516	12,888,955
Mr. Beré	136,009	182,675	49,443	1,085,841
Mr. Tehle	235,217	720,034	40,113	877,225
Mr. Buley	195,683	784,780	39,692	870,668
Ms. Guion	200,483	497,956	33,107	724,171
Ms. Lowe	127,733	396,380	30,693	672,946

(1)
Represents the transfer for value of options held by the NEOs in connection with the Merger.  All of the value realized by Messrs. Beré and Tehle and by Mss. Guion and Lowe and $754,868 of the value realized by Mr. Buley was rolled over into Rollover Options.

Pension Benefits
Fiscal 2007

We provided retirement benefits to Mr. Perdue under an unfunded, non-qualified defined benefit pension plan, or SERP. As a result of the Merger, which constituted a change-in-control under the terms of the SERP and the related grantor trust agreement, and Mr. Perdue’s resignation effective July 6, 2007, Mr. Perdue became 100% vested in his SERP account and the actuarial equivalent of the lump sum value of Mr. Perdue’s accrued benefit was funded to the grantor trust.  The material terms of Mr. Perdue’s SERP are discussed following the table.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)(1)
Mr. Perdue	Supplemental Executive Retirement Plan for David A. Perdue	N/A	0	6,208,966

(1)
On January 7, 2008, distribution was made to Mr. Perdue of the entire benefit obligation under the terms of his SERP consisting of $6,028,122 of vested benefit and $180,844 in interest.  The distribution to Mr. Perdue was made six months following his termination date to comply with Section 409A of the Internal Revenue Code (the “Code”).

Mr. Perdue’s SERP provided for an annual normal retirement benefit equal to 25% of “final average compensation” upon retirement on or after his “normal retirement date”, payable as a joint and 50% spouse annuity assuming his spouse to be the same age as Mr. Perdue. Mr. Perdue could elect to receive his benefit as a lump sum or any annuity form actuarially equivalent to the normal retirement benefit.  The SERP also provided for an early retirement benefit which would reduce his benefit by 5% for each year or portion thereof that Mr. Perdue retired prior to age 60.

 For the purpose of calculating Mr. Perdue’s accumulated benefit, “normal retirement date” is the first of the month coincident with or next following the later of the date Mr. Perdue attains age 60 or is credited with 15 years of credited service.  Since Mr. Perdue was not age 60 on the date of his resignation, his benefit under the SERP was treated as an early retirement and his benefit was reduced accordingly.

Mr. Perdue’s benefit was based on a total of 14 out of a possible 15 years of credited service under the SERP plan.  This included 8 years of credited service based on his actual service under the plan in which he received 2 years of credited service upon each anniversary of his date of hire and an additional 6 years of credited service since his resignation was for good reason within 2 years of a change-in-control.

“Final average compensation” is calculated as Mr. Perdue’s base salary plus his “applicable annual bonus” for the highest 3 consecutive fiscal years of credited service.  “Applicable annual bonus” is the greater of the actual bonus paid for the immediately preceding fiscal year or the target annual bonus for the current fiscal year.  Mr. Perdue’s base salary and “applicable annual bonus” were assumed to have been paid during the additional years of credited service for the purpose of calculating his “final average compensation”.  For the purpose of his benefit calculation, Mr. Perdue’s final average compensation was $2,266,000.

We had established a grantor trust that provided for assets to fund Mr. Perdue’s SERP to be placed in the trust upon a change-in-control (as defined in the grantor trust) of Dollar General. The trust’s assets were subject to the claims of our creditors. The trust also provided for a distribution to Mr. Perdue to pay certain taxes in the event he was taxed in connection with the funding of the trust and to apply interest at the rate of 6% per annum in the event payment was delayed due to Section 409A of the Code. As a result of the Merger, and since the payment was determined to be subject to Section 409A delay, a deposit of $6,208,966 was made to the trust representing the lump sum and interest value of Mr. Perdue’s benefit. This amount was paid to Mr. Perdue on January 7, 2008.

Nonqualified Deferred Compensation
Fiscal 2007

We offer a CDP/SERP Plan to certain key employees, including the NEOs. Mr. Perdue was not eligible to participate in the SERP portion of the CDP/SERP Plan due to his participation in his individualized SERP discussed under “Pension Benefits” above. Information regarding the NEOs’ participation in the CDP/SERP Plan is included in the following table. The material terms of the CDP/SERP Plan are described after the table.  Please also see “Benefits and Perquisites” in “Compensation Discussion and Analysis” above.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

Mr. Dreiling	--	--	--	--	--
Mr. Perdue	24,420	17,753	13,568	--	397,753(4)
Mr. Beré	35,876	86,555	(185)	--	128,081
Mr. Tehle	40,621	77,021	6,932	--	332,588(5)
Mr. Buley	39,307	53,016	(646)	--	193,336(6)
Ms. Guion	33,751	64,846	8,550	--	296,607(7)
Ms. Lowe	21,013	51,149	3,310	--	176,064(8)

(1)	Reported as "Salary" in the Summary Compensation Table.

(2)	Reported as "All Other Compensation" in the Summary Compensation Table.

(3)	The amounts shown in this column are not reported in the Summary Compensation Table because they do not represent above-market or preferential earnings.

(4)	Includes the following amounts reported in the Summary Compensation Table in the proxy statements for the fiscal years indicated: $92,337 in 2006; $94,670 in 2005; and $84,253 in 2004.

(5)	Includes the following amounts reported in the Summary Compensation Table in the proxy statements for the fiscal years indicated: $102,104 in 2006; $84,387 in 2005; and $3,333 in 2004.

(6)	Includes the following amounts reported in the Summary Compensation Table in the proxy statements for the fiscal years indicated: $89,392 in 2006; and $4,792 in 2005.

(7)	Includes the following amounts reported in the Summary Compensation Table in the proxy statements for the fiscal years indicated: $61,503 in 2006; $43,168 in 2005; and $57,689 in 2004.

(8)	Includes $91,496 reported in the Summary Compensation Table in the proxy statement for fiscal 2006.

Pursuant to the CDP, NEOs may annually elect to defer up to 65% of base salary and up to 100% of bonus pay. We currently match base pay deferrals at a rate of 100%, up to 5% of annual salary, with annual salary offset by the amount of match-eligible salary under the 401(k) plan. All NEOs are 100% vested in all compensation and matching deferrals and earnings on those deferrals.

Pursuant to the SERP, we make an annual contribution equal to a certain percentage of a participant's annual salary and bonus to all participants who are actively employed in an eligible job grade on January 1 and continue to be employed as of December 31 of a given year. The contribution percentage is based on age, years of service and job grade. The 2007 contribution percentage for each eligible NEO was 7.5% for Mr. Beré, Mr. Tehle, Ms. Guion and Ms. Lowe and 4.5% for Mr. Buley.

As a result of the Merger, which constituted a change-in-control under the CDP/SERP Plan, all previously unvested SERP amounts vested on July 6, 2007. For newly eligible SERP participants after July 6, 2007, SERP amounts vest at the earlier of the participant's attainment of age 50 or the participant's being credited with 10 or more "years of service", or upon termination of employment due to death or "total and permanent disability" or upon a “change-in-control”, all as defined in the CDP/SERP Plan.

The amounts deferred or contributed to the CDP/SERP Plan are credited to a liability account, which is then invested at the participant's option in either an account that mirrors the performance of a fund or funds selected by the Compensation Committee or its delegate (the "Mutual Fund Options") or, prior to the Merger, in an account that mirrors the performance of our common stock (the "Common Stock Option").

A participant who ceases employment with at least 10 years of service or after reaching age 50 and whose CDP account balance or SERP account balance exceeds $25,000 may elect for that account balance to be paid in cash by (a) lump sum, (b) monthly installments over a 5, 10 or 15-year period or (c) a combination of lump sum and installments.  Otherwise, payment is made in a lump sum.  The vested amount will be payable at the time designated by the Plan upon the participant's termination of employment. A participant's CDP/SERP benefit normally is payable in the following February if employment ceases during the first 6 months of a calendar year or is payable in the following August if employment ceases during the last 6 months of a calendar year. However, participants may elect to receive an in-service lump sum distribution of vested amounts credited to the CDP account, provided that the date of distribution is no sooner than 5 years after the end of the year in which the amounts were deferred. In addition, a participant who is actively employed may request an "unforeseeable emergency hardship" in-service lump sum distribution of vested amounts credited to the participant’s CDP account.  Account balances deemed to be invested in the Mutual Fund Options are payable in cash and, prior to the Merger, account balances deemed to be invested in the Common Stock Option were payable in shares of Dollar General common stock and cash in lieu of fractional shares.

As a result of the Merger, the CDP/SERP Plan liabilities were fully funded into an irrevocable rabbi trust. All account balances deemed to be invested in the Common Stock Option were liquidated at a value of $22.00 per share and the proceeds were transferred to an existing investment option within the Plan.

Potential Payments upon Termination or Change-in-Control

The tables below reflect potential payments to each of our NEOs in various termination and change-in-control scenarios based on compensation, benefit, and equity levels in effect on February 1, 2008. The amounts shown assume that the termination or change-in-control event was effective as of February 1, 2008. For stock valuations, we have assumed that the price per share is the fair market value of our stock on February 1, 2008 ($5.00). The amounts shown are merely estimates. We cannot determine the actual amounts to be paid until the time of a change-in-control or the NEO's termination of employment.

Since Mr. Perdue resigned effective July 6, 2007, he did not have a right to any payments as of February 1, 2008.  We agreed to treat this resignation as one for "good reason" after a change-in control as defined in his employment agreement. Therefore, the table below presents Mr. Perdue’s actual payments in connection with his resignation.  The other forms of termination do not apply and are marked as “N/A”, or not applicable.

Payments Regardless of Manner of Termination

Regardless of the termination scenario, the NEOs (other than Mr. Perdue) will receive earned but unpaid base salary through the employment termination date, along with any other benefits owed under any of our plans or agreements covering the NEO as governed by the terms of those plans or agreements. These benefits include vested amounts in the CDP/SERP Plan discussed above after the Nonqualified Deferred Compensation Table.

Upon Mr. Perdue's resignation on July 6, 2007, he received payment equal to his earned but unpaid base salary through his employment termination date, any accrued expenses and vacation pay. This payment was made in accordance with our normal payroll cycle and procedures. He also received timely payment or provision for any other accrued amounts or benefits required to be paid for which he was eligible under any of our plans, practices or agreements. These benefits include amounts payable pursuant to his SERP described above after the Pension Benefits Table and his CDP benefit discussed above in detail after the Nonqualified Deferred Compensation Table.

The tables below exclude any amounts payable to the NEO to the extent that they are available generally to all salaried employees and do not discriminate in favor of our executive officers.

Payments Upon Termination Due to Retirement

Mr. Perdue’s resignation on July 6, 2007 was treated under the terms of his SERP as a change-in-control termination and an early retirement.  Mr. Perdue's SERP benefit and the enhancement of that benefit as a result of his retirement are discussed above after the Pension Benefits Table.

Except for Mr. Perdue, retirement is not treated differently from any other voluntary termination under any of our plans or agreements for NEOs, except that all Rollover Options will remain exercisable for a period of 3 years following the NEO’s retirement unless the options expire earlier.  To be entitled to the extended exercise period for the Rollover Options, the retirement must occur on or after the NEO reaches the age of 65 or, with our express consent, prior to age 65 in accordance with any applicable early retirement policy then in effect or as may be approved by our Compensation Committee.

Payments Upon Termination Due to Death or Disability

In the event of death or disability, with respect to each NEO:

·
The 20% portion of the time-based options that would have become exercisable on the next anniversary date of the Merger if the NEO had remained employed with us through that date will become vested and exercisable.

·
The 20% portion of the performance-based options that would have become exercisable in respect of the fiscal year in which the NEO’s employment terminates if the NEO had remained employed with us through that date, will remain outstanding through the date we determine whether the applicable performance targets are met for that fiscal year.  If the performance targets are met for that fiscal year, that 20% portion of the performance-based options will become exercisable on such performance-vesting determination date. Otherwise, that 20% portion will be forfeited.

·
All unvested options will be forfeited, and vested options generally may be exercised (by the employee’s survivor in the case of death) for a period of 1 year (3 years in the case of Rollover Options) from the service termination date unless we purchase such vested options in total at the fair market value less the exercise price.

In the event of Mr. Dreiling’s death or disability, his restricted stock will vest and, in the event of disability, he will receive a prorated bonus payment based on our performance for the fiscal year, paid at the time bonuses are normally paid for that fiscal year.

In the event of death, the NEO's beneficiary will receive payments under our group life insurance program in an amount, up to a maximum of $3 million, equal to 2.5 times the NEO's annual base salary. We have excluded from the tables below amounts that the NEO would receive under our disability insurance program since the same benefit level is provided to all of our salaried employees. The NEO's CDP/SERP Plan benefit also becomes fully vested and is payable in a lump sum within 60 days after the end of the calendar quarter in which the NEO's death occurs.

In the event of disability, the NEO’s CDP/SERP Plan benefit becomes fully vested and is payable in a lump sum within 60 days after the end of the calendar quarter in which we receive notification of the determination of the NEO's disability by the Social Security Administration.

For purposes of the NEOs' employment agreements, "disability" means the that employee must be disabled for purposes of our long-term disability insurance plan. For purposes of the CDP/SERP Plan, “disability” means total and permanent disability for purposes of entitlement to Social Security disability benefits.

Payments Upon Voluntary Termination

The payments to be made to an NEO upon voluntary termination vary depending upon whether the NEO resigns with or without "good reason" or after our failure to offer to renew, extend or replace the NEO's employment agreement under certain circumstances. For purposes of each NEO, "good reason" generally means (as more fully described in the applicable employment agreement):

·	a reduction in base salary or target bonus level;

·	our material breach of the employment agreement;

·	the failure of any successor to all or substantially all of our business and/or assets to assume and agree to perform the employment agreement;

·
our failure to continue any significant compensation plan or benefit without replacing it with a similar plan or a compensation equivalent (except for across-the-board changes or terminations similarly affecting at least 95% of all of our executives);

·	relocation of our principal executive offices outside of the middle-Tennessee area or basing the officer anywhere other than our principal executive offices; or

·
assignment of duties inconsistent, or the significant reduction of the title, powers and functions associated, with the NEO's position unless it results from our restructuring or realignment of duties and responsibilities for business reasons that leaves the NEO at the same compensation and officer level and with similar responsibility levels or results from the NEO's failure to meet performance criteria, all without the NEO's written consent.

No event will constitute "good reason" if we cure the claimed event within 30 days after receiving notice from the NEO.

Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement.    If the NEO (1) resigns with good reason, or (2) in the case of NEOs other than Mr. Dreiling, within 60 days of our failure to offer to renew, extend or replace the NEO's employment agreement before, at or within 60 days after the end of the agreement's term (unless we enter into a mutually acceptable severance arrangement or the resignation is a result of the NEO's voluntary retirement or termination), or (3) in the case of Mr. Dreiling, in the event we elect not to extend the term of his employment by providing 60 days prior written notice before the applicable extension date:

·
With respect to each NEO, all unvested option grants will be forfeited.  Unless we purchase the vested options in total at a per share price equal to the fair market value less the exercise price or they expire earlier, the NEO generally may exercise vested options for a period of 180 days (90 days in the case of Rollover Options) from the termination date. This extended exercisability period and purchase provision for options that are not Rollover Options applies only if the NEO resigns with good reason or is terminated without cause (as discussed below); otherwise, the NEO will forfeit those options.

·
Mr. Dreiling’s restricted stock will vest if he resigns with good reason or is terminated without cause (as discussed below) or upon a change-in-control (as discussed below); otherwise, he will forfeit the restricted stock.

·
The NEO will receive, subject to any 6-month delay in payment required for tax law compliance, the following upon the execution of a release of certain claims against us and our affiliates in the form attached to the NEO’s employment agreement:

√	Continuation of base salary for 24 months payable in accordance with our normal payroll cycle and procedures.
√
A lump sum payment equal to 2 times the NEO's target incentive bonus (in the case of Mr. Dreiling, target incentive bonus payable over 24 months) and 2 times our annual contribution for the NEO's participation in our medical, dental and vision benefits program (in the case of Mr. Dreiling, the medical, dental and vision benefit instead will be in the form of a continuation of these benefits).

√	Mr. Dreiling will receive a prorated bonus payment based on our performance for the fiscal year, paid at the time bonuses are normally paid for that fiscal year.
√
If Mr. Beré’s termination occurred prior to the payment of our fiscal 2007 bonus, he would receive a lump sum payment of his fiscal 2007 bonus, determined as if he had remained employed through the date necessary to receive the payment of the fiscal 2007 bonus.

√	Outplacement services, at our expense, for 1 year or, if earlier, until other employment is secured.

Subject to any applicable prohibition on acceleration of payment under Section 409A of the Internal Revenue Code, we may, at any time and in our sole discretion, elect to make a lump-sum payment of all these amounts (other than Mr. Dreiling’s medical, dental and vision benefit continuation), or all remaining amounts, due as a result of this type of termination.

The NEO will forfeit any unpaid severance amounts upon a material breach of any continuing obligation under the employment agreement or the release, which include:

·
The NEO must maintain the confidentiality of, and refrain from disclosing or using, our (a) trade secrets for any period of time as the information remains a trade secret under applicable law and (b) confidential information for a period of 2 years following the employment termination date.

·
For 2 years after the employment termination date, the NEO may not accept or work in a “competitive position” within any state in which we maintain stores at the time of his termination date or any state in which we have specific plans to open stores within 6 months of that date.  For this purpose, “competitive position” means any employment, consulting, advisory, directorship, agency, promotional or independent contractor arrangement between the NEO and any person engaged wholly or in material part in the business in which we are engaged, including but not limited to Wal-Mart, K-Mart, Walgreen’s, Family Dollar Stores, Fred’s, the 99 Cents Stores and Dollar Tree Stores (and, with respect to Mr. Dreiling, Costco, BJ’s Wholesale Club, Casey’s General Stores, and The Pantry, Inc.), or any person then planning to enter the deep discount consumable basics retail business, if the NEO is required to perform services for that person which are substantially similar to those he or she provided or directed at any time while employed by us.

·	For 2 years after the employment termination date, the NEO may not actively recruit or induce any of our exempt employees to cease employment with us.

·
For 2 years after the employment termination date, the NEO may not solicit or communicate with any person who has a business relationship with us and with whom the NEO had contact while employed by us, if that contact would likely interfere with our business relationships or result in an unfair competitive advantage over us.

·	The NEO may not engage in any communications to persons outside Dollar General which disparages Dollar General or interferes with our existing or prospective business relationships.

Voluntary Termination without Good Reason.    If the NEO resigns without good reason, he or she will forfeit all unvested equity grants and all vested options granted in connection with the Merger.  Rollover Options generally may be exercised for 3 months from the termination date unless they expire earlier or unless we repurchase them at a per share price equal to the lesser of (x) fair market value minus the exercise price and (y) the sum of base price and applicable percentage minus the exercise price.

Payments Upon Involuntary Termination

The payments to be made to an NEO upon involuntary termination vary depending upon whether termination is for or without "cause". For purposes of each NEO, "cause" generally means (as more fully described in the applicable employment agreement):

·	Attendance at work in a state of intoxication or in possession of any prohibited drug or substance which would amount to a criminal offense;

·	Assault or other act of violence;

·	Any act involving fraud or dishonesty;

·	Any material breach of any SEC or other law or regulation or any Dollar General policy governing securities trading or inappropriate disclosure or "tipping";

·	Any activity or public statement, other than as required by law, that prejudices Dollar General or reduces our good name and standing or would bring Dollar General into public contempt or ridicule; or

·	Conviction of, or plea of guilty or nolo contendre to, any felony whatsoever or any misdemeanor that would preclude employment under our hiring policy

For purposes of determining treatment of an NEO’s Rollover Options, “cause” means, to the extent that our Compensation Committee determines that it is directly and materially harmful to our business or reputation:

·	A felony conviction or the failure to contest prosecution of a felony; or

·	Willful misconduct or dishonesty.

Involuntary Termination for Cause.    If the NEO is involuntarily terminated for cause, he or she will forfeit all unvested equity grants, as well as all vested but unexercised options. However, we may repurchase all Rollover Options at a per share price equal to the lesser of (x) base price over the exercise price and (y) fair market value over the exercise price.

Involuntary Termination without Cause.    If the NEO is involuntarily terminated without cause, the NEO's equity grants will be treated as described under "Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement" above. In addition, each NEO will receive the applicable payments and benefits listed under "Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement" above.

Payments After a Change-in-Control

Upon a change-in-control, regardless of whether the NEO’s employment terminates:

·
All unvested time-based options will become fully vested and exercisable, and all unvested performance-based options will become fully vested and exercisable subject to KKR’s achievement of certain return-based performance targets.

·	All CDP/SERP Plan benefits will become fully vested.

If the NEO, other than Messrs. Perdue, Dreiling or Beré, is involuntarily terminated without cause or resigns for good reason within 2 years of a change-in-control, he or she will receive, upon execution of a release of certain claims against us and our affiliates in the form attached to the NEO's employment agreement, a lump sum payment equal to 2 times the NEO's annual base salary plus 2 times the NEO's target incentive bonus, each as in effect immediately prior to the change-in-control, plus 2 times our annual contribution for the NEO's participation in our medical, dental and vision benefits program. The NEO also will receive outplacement services, at our expense, for 1 year or, if earlier, until other employment is secured.

For Messrs. Dreiling and Beré, an involuntary termination following a change-in-control event will be treated in the same manner as a “Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement” as described above.

If any payments or benefits in connection with a change-in-control would be subject to the excise tax under federal income tax rules, we will pay an additional amount to the NEO to cover the excise tax and any resulting taxes. However, if after receiving this payment the NEO's after-tax benefit is not at least $25,000 more than it would be without this payment, then it will not be made and the severance and other benefits due will be reduced so that an excise tax is not incurred.

For purposes of the CDP/SERP Plan and the employment agreements of Mr. Tehle, Mr. Buley, Ms. Guion and Ms. Lowe, a change-in-control generally is deemed to occur (as more fully described in those documents):

·
if any person (other than Dollar General or any of our employee benefit plans) acquires 35% or more of our voting securities (other than as a result of our issuance of securities in the ordinary course of business);

·
for purposes of our CDP/SERP Plan, if a majority of our Board members at the beginning of any consecutive 2-year period are replaced within that period without the approval of at least 2/3 of our Board members who served as directors at the beginning of the period;

·
for purposes of the specified employment agreements, if a majority of our Board members as of the effective date of the applicable NEO’s employment agreement are replaced without the approval of at least 75% of our Board members who served as directors on that effective date or are replaced, even with this 75% approval, by persons who initially assumed office as a result of an actual or threatened election contest or other actual or threatened proxy solicitation other than by our Board; or

·
upon the consummation of a merger, other business combination or sale of assets of, or cash tender or exchange offer or contested election with respect to, Dollar General if less than 65% (less than a majority, for purposes of our CDP/SERP Plan) of our voting securities are held after the transaction in the aggregate by holders of our securities immediately prior to the transaction.

For purposes of the treatment of equity discussed above, a change-in-control generally means (as more fully described in the Management Stockholder’s Agreement between us and the NEOs), in one or a series of related transactions:

·
the sale of all or substantially all of the assets of Buck Holdings, L.P. or us  and our subsidiaries to any person (or group of persons acting in concert), other than to (x) investment funds affiliated with KKR or its affiliates or (y) any employee benefit plan (or trust forming a part thereof) maintained by us, KKR or our respective affiliates or other person of which a majority of its voting power or other equity securities is owned, directly or indirectly, by us, KKR or our respective affiliates; or

·
a merger, recapitalization or other sale by us, KKR (indirectly) or any of our respective affiliates, to a person (or group of persons acting in concert) of our common stock or our other voting securities that results in more than 50% of our common stock or our other voting securities (or any resulting company after a merger) being held, directly or indirectly, by a person (or group of persons acting in concert) that is not controlled by (x) KKR or its affiliates or (y) an employee benefit plan (or trust forming a part thereof) maintained us, KKR or our respective affiliates or other person of which a majority of its voting power or other equity securities is owned, directly or indirectly, by us, KKR or our respective affiliates; in any event, which results in us, KKR and its affiliates or such employee benefit plan ceasing to hold the ability to elect (or cause to be elected) a majority of the members of our board of directors.

Because Mr. Perdue’s resignation occurred within 2 years of the Merger (which constituted a change-in-control under his employment agreement and the plan under which his equity awards were granted), he received the following benefits under his employment agreement and other plans in which he participated:

·
A lump sum payment equal to 3 times the sum of his annual base salary in effect on his employment termination date and his target annual incentive bonus for fiscal 2007 and reimbursement of excise taxes related to this payment.

·	A lump sum payment equal to 36 months of the cost of COBRA benefits which was grossed-up to the extent taxable to him.

·	A lump sum payment for unused vacation in fiscal 2007.

·
We credited Mr. Perdue with 6 additional years of credited service under his SERP.  In determining his base salary and bonus for these additional years for purposes of calculating his final average compensation, we used his base salary on his termination date and his target annual bonus for fiscal 2007.  We also credited interest to his SERP benefit for the period of time payment was delayed to him due to Section 409A of the Code.  We reimbursed Mr. Perdue for excise taxes related to the SERP payments.

·	All unvested equity grants automatically vested without regard to Mr. Perdue’s employment termination, and all CDP/SERP Plan benefits became fully vested.

Mr. Perdue is subject to the following business protection provisions:

·	He must maintain the confidentiality of our (a) trade secrets as long as the information remains a trade secret and (b) confidential information for 2 years after his service termination date.

·
For 2 years after his service termination date, Mr. Perdue may not actively recruit or induce certain of our employees to cease employment with us or engage that person's services in any business substantially similar to or competitive with that in which we were engaged during Mr. Perdue's employment.

·	For 2 years after his service termination date, Mr. Perdue may not accept or work in a "competitive position" within any state in which we maintain stores at the time of his termination date or any state in which we have specific plans to open stores within 6 months of that date. For this purpose, "competitive position" means any employment, consulting, advisory, directorship, agency, promotional or independent contractor arrangement between Mr. Perdue and any person engaged wholly or in material part in the business in which we are engaged, including but not limited to Wal-Mart, Target, K-Mart, Walgreen's, Rite-Aid, CVS, Family Dollar Stores, Fred's, the 99 Cents Stores and Dollar Tree Stores, or any person then planning to enter the deep discount consumable basics retail business, if Mr. Perdue is required to perform services for that person which are substantially similar to those he provided or directed at any time while employed by us.

·	Mr. Perdue may not engage in any communications which disparage Dollar General or interfere with our existing or prospective business relationships.

Potential Payments to Named Executive Officers Upon Occurrence of Various Termination Events
As of February 1, 2008

Name	Voluntary Without Good Reason	Involuntary Without Cause or Voluntary With Good Reason	Involuntary With Cause	Death	Disability	Retirement	Change-in-Control(1)

Richard W. Dreiling
Vested Options Prior To Event	$0	$0	$0	$0	$0	$0	$0
Vesting of Options Due to the Event	$0	$0	$0	$0	$0	$0	$0
Vesting of Restricted Stock & RSUs Due to the Event	$0	$4,450,000	$0	$4,450,000	$4,450,000	$0	$4,450,000
SERP Benefits Prior to the Event	$0	$0	$0	$0	$0	$0	$0
SERP Benefits Due to the Event	$0	$0	$0	$0	$0	$0	$0
Deferred Comp Plan Balance Prior to and After the Event	$0	$0	$0	$0	$0	$0	$0
Cash Severance	$0	$4,041,760	$0	$0	$41,760	$0	$4,041,760
Health & Welfare Continuation Payment	$0	$10,305	$0	$0	$0	$0	$10,305
Health & Welfare Continuation Gross-Up Payment To IRS	$0	$15,000	$0	$0	$0	$0	$15,000
Section 280(G) Excise Tax & Gross-Up Payment to IRS	N/A	N/A	N/A	N/A	N/A	N/A	$0
Life Insurance Proceeds	N/A	N/A	N/A	$2,500,000	N/A	N/A	N/A
Total	$0	$8,517,065	$0	$6,950,000	$4,541,760	$0	$8,567,065

David A. Perdue							As of July 6, 2007
Vested Options Prior To Event	N/A	N/A	N/A	N/A	N/A	N/A	$9,320,000
Vesting of Options Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$235,223
Vesting of Restricted Stock & RSUs Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$11,669,109
SERP Benefits Prior to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$0
SERP Benefits Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$6,208,966
Deferred Comp Plan Balance Prior to and After the Event	N/A	N/A	N/A	N/A	N/A	N/A	$415,519
Cash Severance	N/A	N/A	N/A	N/A	N/A	N/A	$6,798,000
Health & Welfare Continuation Payment	N/A	N/A	N/A	N/A	N/A	N/A	$24,892
Health & Welfare Continuation Gross-Up Payment To IRS	N/A	N/A	N/A	N/A	N/A	N/A	$14,277
Section 280(G) Excise Tax & Gross-Up Payment to IRS	N/A	N/A	N/A	N/A	N/A	N/A	$5,279,760
Life Insurance Proceeds	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	N/A	N/A	N/A	N/A	$39,965,747

Name	Voluntary Without Good Reason	Involuntary Without Cause or Voluntary With Good Reason	Involuntary With Cause	Death	Disability	Retirement	Change-in-Control(1)
David L. Beré
Vested Options Prior To Event	$182,671	$182,671	$182,671	$182,671	$182,671	$182,671	$182,671
Vesting of Options Due to the Event	$0	$0	$0	$0	$0	$0	$0
Vesting of Restricted Stock & RSUs Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
SERP Benefits Prior to the Event	$54,280	$54,280	$54,280	$54,280	$54,280	$54,280	$54,280
SERP Benefits Due to the Event	$0	$0	$0	$0	$0	$0	$0
Deferred Comp Plan Balance Prior to and After the Event	$73,801	$73,801	$73,801	$73,801	$73,801	$73,801	$73,801
Cash Severance	$0	$2,451,400	$0	$0	$0	$0	$2,451,400
Health & Welfare Continuation Payment	$0	$16,518	$0	$0	$0	$0	$16,518
Outplacement	$0	$15,000	$0	$0	$0	$0	$15,000
Section 280(G) Excise Tax & Gross-Up Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$0
Life Insurance Proceeds	N/A	N/A	N/A	$1,802,500	N/A	N/A	N/A
Total	$310,752	$2,793,670	$310,752	$2,113,252	$310,752	$310,752	$2,793,670

David M. Tehle
Vested Options Prior To Event	$720,027	$720,027	$720,027	$720,027	$720,027	$720,027	$720,027
Vesting of Options Due to the Event	$0	$0	$0	$0	$0	$0	$0
Vesting of Restricted Stock & RSUs Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
SERP Benefits Prior to the Event	$159,579	$159,579	$159,579	$159,579	$159,579	$159,579	$159,579
SERP Benefits Due to the Event	$0	$0	$0	$0	$0	$0	$0
Deferred Comp Plan Balance Prior to and After the Event	$173,009	$173,009	$173,009	$173,009	$173,009	$173,009	$173,009
Cash Severance	$0	$1,971,420	$0	$0	$0	$0	$1,971,420
Health & Welfare Continuation Payment	$0	$16,518	$0	$0	$0	$0	$16,518
Outplacement	$0	$15,000	$0	$0	$0	$0	$15,000
Section 280(G) Excise Tax & Gross-Up Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$0
Life Insurance Proceeds	N/A	N/A	N/A	$1,492,500	N/A	N/A	N/A
Total	$1,052,615	$3,055,553	$1,052,615	$2,545,115	$1,052,615	$1,052,615	$3,055,533

Name	Voluntary Without Good Reason	Involuntary Without Cause or Voluntary With Good Reason	Involuntary With Cause	Death	Disability	Retirement	Change-in-Control(1)

Beryl J. Buley
Vested Options Prior To Event	$754,864	$754,864	$754,864	$754,864	$754,864	$754,864	$754,864
Vesting of Options Due to the Event	$0	$0	$0	$0	$0	$0	$0
Vesting of Restricted Stock & RSUs Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
SERP Benefits Prior to the Event	$71,024	$71,024	$71,024	$71,024	$71,024	$71,024	$71,024
SERP Benefits Due to the Event	$0	$0	$0	$0	$0	$0	$34,285
Deferred Comp Plan Balance Prior to and After the Event	$122,312	$122,312	$122,312	$122,312	$122,312	$122,312	$122,312
Cash Severance	$0	$1,954,425	$0	$0	$0	$0	$1,954,425
Health & Welfare Continuation Payment	$0	$16,518	$0	$0	$0	$0	$16,518
Outplacement	$0	$15,000	$0	$0	$0	$0	$15,000
Section 280(G) Excise Tax & Gross-Up Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$0
Life Insurance Proceeds	N/A	N/A	N/A	$1,480,625	N/A	N/A	N/A
Total	$948,200	$2,934,143	$948,200	$2,428,825	$948,200	$948,200	$2,968,428

Kathleen R. Guion
Vested Options Prior To Event	$497,948	$497,948	$497,948	$497,948	$497,948	$497,948	$497,948
Vesting of Options Due to the Event	$0	$0	$0	$0	$0	$0	$0
Vesting of Restricted Stock & RSUs Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
SERP Benefits Prior to the Event	$132,742	$132,742	$132,742	$132,742	$132,742	$132,742	$132,742
SERP Benefits Due to the Event	$0	$0	$0	$0	$0	$0	$0
Deferred Comp Plan Balance Prior to and After the Event	$163,865	$163,865	$163,865	$163,865	$163,865	$163,865	$163,865
Cash Severance	$0	$1,699,500	$0	$0	$0	$0	$1,699,500
Health & Welfare Continuation Payment	$0	$10,305	$0	$0	$0	$0	$10,305
Outplacement	$0	$15,000	$0	$0	$0	$0	$15,000
Section 280(G) Excise Tax & Gross-Up Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$0
Life Insurance Proceeds	N/A	N/A	N/A	$1,287,500	N/A	N/A	N/A
Total	$794,555	$2,776,276	$794,555	$2,338,971	$794,555	$794,555	$2,776,276

Name	Voluntary Without Good Reason	Involuntary Without Cause or Voluntary With Good Reason	Involuntary With Cause	Death	Disability	Retirement	Change-in-Control(1)

Challis M. Lowe
Vested Options Prior To Event	$396,376	$396,376	$396,376	$396,376	$396,376	$396,376	$396,376
Vesting of Options Due to the Event	$0	$0	$0	$0	$0	$0	$0
Vesting of Restricted Stock & RSUs Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
SERP Benefits Prior to the Event	$82,663	$82,663	$82,663	$82,663	$82,663	$82,663	$82,663
SERP Benefits Due to the Event	$0	$0	$0	$0	$0	$0	$0
Deferred Comp Plan Balance Prior to and After the Event	$93,401	$93,401	$93,401	$93,401	$93,401	$93,401	$93,401
Cash Severance	$0	$1,393,590	$0	$0	$0	$0	$1,393,590
Health & Welfare Continuation Payment	$0	$10,305	$0	$0	$0	$0	$10,305
Outplacement	$0	$15,000	$0	$0	$0	$0	$15,000
Section 280(G) Excise Tax & Gross-Up Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	$0
Life Insurance Proceeds	N/A	N/A	N/A	$1,055,750	N/A	N/A	N/A
Total	$572,440	$1,991,335	$572,440	$1,628,190	$572,440	$572,440	$1,991,335

(1)	All payments in this column require termination to be paid except options (prior to and due to the event) and restricted stock and RSUs.

Compensation Committee Interlocks and Insider Participation

Each of Dennis Bottorff, Reginald Dickson and Gordon Gee was a member of our Compensation Committee during fiscal 2007 prior to the Merger. We did not have a Compensation Committee or another Board committee that performed equivalent functions for the remaining portion of fiscal 2007. None of these persons was at any time during fiscal 2007 an officer or employee of Dollar General or any of our subsidiaries, or an officer of Dollar General or any of our subsidiaries at any time prior to fiscal 2007.  None of these persons had any relationship with Dollar General or any of our subsidiaries requiring disclosure under any paragraph of Item 404 of Regulation S-K during the period that these persons served on the Committee. As a Board member, David L. Beré was entitled to participate in Board deliberations regarding executive compensation (other than his own) that occurred during the portion of fiscal 2007 after the Merger.  None of our executive officers served as a member of a compensation committee or as a director of any entity of which any of our directors served as an executive officer during fiscal 2007.

(b)           Director Compensation. The following tables and text discuss the compensation of persons who served as a member of our Board of Directors during all or part of fiscal 2007 other than Richard W. Dreiling, David L. Beré, and David A. Perdue, each of whose compensation is discussed under “Executive Compensation” above and who was not separately compensated for Board service.

Fiscal 2007 Director Compensation

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)(4)(5)	Option Awards ($)(5)(6)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(7)	Total ($)
Raj Agrawal	23,333	-	-	-	-	-	23,333
Michael M. Calbert	23,333	-	-	-	-	-	23,333
Adrian Jones	23,333	-	-	-	-	-	23,333
Dean B. Nelson	23,333	-	-	-	-	-	23,333
Sumit Rajpal	-	-	-	-	-	-	-
Dennis C. Bottorff	38,625	124,353	-	-	-	-	162,978
Barbara L. Bowles	33,625	124,353	-	-	-	-	157,978
Reginald D. Dickson	22,500	124,353	-	-	-	-	146,853
E. Gordon Gee	23,750	124,353	-	-	-	-	148,103
Barbara M. Knuckles	22,500	124,353	-	-	-	-	146,853
J. Neal Purcell	26,750	124,353	-	-	-	-	151,103
James D. Robbins	35,500	124,353	-	-	-	-	159,853
Richard E. Thornburgh	23,125	129,628	-	-	-	-	152,753
David M. Wilds	36,250	124,353	-	-	-	-	160,603

(1)
Pursuant to the terms of the Merger Agreement, on July 6, 2007 each of Messrs. Agrawal, Calbert, Jones and Rajpal joined our Board and each of Messrs. Bottorff, Dickson, Gee, Purcell, Robbins, Thornburgh and Wilds and Mss. Bowles and Knuckles ceased to serve on our Board.  Mr. Rajpal resigned from our Board effective September 19, 2007 and received no compensation for his Board service. Mr. Nelson was appointed to our Board on July 20, 2007.

(2)	Each of Messrs. Purcell and Thornburgh deferred payments of all his fiscal 2007 director fees pursuant to the terms of our Deferred Compensation Plan for Non-Employee Directors.
(3)
These amounts represent restricted stock units (“RSUs”) granted during fiscal 2007 and prior fiscal years under the 1998 Stock Incentive Plan. The amounts equal the compensation cost recognized during fiscal 2007 for financial statement purposes in accordance with Statement of Financial Accounting Standards 123R (“SFAS 123R”), except forfeitures related to service-based vesting conditions were disregarded. Additional information related to the calculation of the compensation cost is set forth in Note 9 of the annual consolidated financial statements included in this report. As a result of the Merger, all outstanding RSU awards vested and, therefore, all compensation expense associated with such awards was recognized in fiscal 2007 in accordance with SFAS 123(R).

(4)
Each person who served as a non-employee director on June 5, 2007 received 4,600 RSUs during fiscal 2007 under the automatic grant provisions of the 1998 Stock Incentive Plan. The grant date fair value computed in accordance with SFAS 123R for those RSUs was $99,360.

(5)
No director listed in this table had stock awards or option awards outstanding at February 1, 2008.  As a result of the Merger, each director who held RSUs received $22.00 in cash, without interest and less applicable withholding taxes, and each director listed in this table who held options received an amount in cash, without interest and less applicable withholding taxes, equal to $22.00 less the exercise price of each in-the-money option.  No director forfeited any RSUs or options during fiscal 2007.

(6)
No compensation expense was recorded in fiscal 2007 for options held by directors because no options were granted to these directors during fiscal 2007 and all options awarded in prior years had previously vested.

(7)	Perquisites and personal benefits, if any, totaled less than $10,000 per director.

Narrative to Fiscal 2007 Director Compensation Table

The following discussion of fiscal 2007 director compensation encompasses compensation of the director group who served before the Merger, as well as the director group who served after the Merger.  Each group can be identified by reference to the 1st footnote to the Director Compensation Table above.

Prior to the Merger, we used a combination of cash and stock-based incentive compensation to attract and retain qualified Board candidates. Subsequent to the Merger, our compensation structure includes only cash. For both periods, we did not compensate for Board service any director who was also a Dollar General employee.

Cash Compensation.    Prior to the Merger, we paid non-employee directors two quarterly installments of the annual cash retainer and the per meeting attendance fees set forth below. We also paid two quarterly installments of the following additional annual retainers to each committee chairman and to the Presiding Director.

Annual Cash Retainer	Other Annual Retainers			In-Person Meeting Attendance Fees			Telephonic Meeting Attendance Fee
	Audit Committee Chairman	Other Committee Chairman	Presiding Director	Board Meeting	Audit Committee Meeting	Other Committee Meeting

$35,000	$20,000	$10,000	$15,000	$1,250	$1,500	$1,250	$625

To assist in understanding the fees actually earned by each non-employee director prior to the Merger, the following chart shows information regarding committee service and meeting attendance of each pre-Merger director.

Name	# of Committees Chaired	Presiding Director	In-Person Meetings Attended			Telephonic Meetings Attended (Board/Committee)
			Board	Audit Committee	Other Committee Meeting
Mr. Bottorff	2		3	2	2	3
Ms. Bowles	1		3	2	1	5
Mr. Dickson	-		2	-	1	2
Mr. Gee	-		2	-	2	2
Ms. Knuckles	-		3	-	1	-
Mr. Purcell	-		3	2	-	4
Mr. Robbins	1 (Audit)		3	2	-	2
Mr. Thornburgh	-		3	-	-	3
Mr. Wilds	1	X	3	-	1	2

We reimbursed directors for certain fees and expenses incurred in connection with continuing education seminars and travel expenses related to Dollar General meeting attendance or requested appearances. We allowed directors (and spouses for no additional incremental cost) to travel on the Dollar General airplane for those purposes.

Subsequent to the Merger, cash fees payable to our non-employee directors consist solely of a $40,000 annual retainer fee, payable in quarterly installments.  Directors also are entitled to receive the expense reimbursements discussed above. Because the post-Merger directors served on our Board for only a portion of fiscal 2007, those directors received one-third of the second quarter retainer fee along with two full quarterly installments of the retainer fee.

Equity Compensation.    Each non-employee director who served on our Board prior to the Merger received 4,600 RSUs in fiscal 2007 pursuant to the automatic grant provisions of our 1998 Stock Incentive Plan. Each RSU represented the right to receive one share of Dollar General common stock.

In accordance with the terms of our 1998 Stock Incentive Plan, we credited dividend equivalents to the director’s RSU account as additional RSUs whenever we declared a cash dividend on our common stock. Directors did not have voting rights with respect to RSUs until the underlying shares of common stock were issued. RSUs generally vested one year after the grant date if the director was still serving on our Board. We did not, however, make payment on vested RSUs until the director ceased to be a member of our Board. Under the terms of the 1998 Stock Incentive Plan, vesting of the RSUs accelerated upon termination of a director’s Board service due to a variety of reasons, including upon a change-in-control of Dollar General. Because the Merger constituted a change-in-control under our 1998 Stock Incentive Plan, all outstanding RSUs vested and were settled in cash in the Merger.

Prior to June 2, 2003, we also annually granted non-qualified stock options to our non-employee directors under certain stock incentive plans. All of those options have since fully vested and, pursuant to the Merger, were settled in cash (if in-the-money) or cancelled.

Immediately following the Merger, we ceased making equity grants to our non-employee directors as part of director compensation.

Stock Ownership Guidelines.    In fiscal 2007, as a publicly held company, we required each non-employee director to own at least 13,000 shares of our common stock within three years of joining our Board. RSUs and stock options counted towards that requirement. Because we are now a privately held company, we no longer maintain those stock ownership guidelines.

Deferred Compensation Plan for Non-Employee Directors.    Prior to the Merger, non-employee directors could defer up to 100% of eligible compensation paid by us to them pursuant to a voluntary nonqualified Deferred Compensation Plan for Non-Employee Directors. Eligible compensation included the annual retainer(s), meeting fees, and any per diem compensation for special assignments earned by a director for service to the Board. We credited the deferred compensation to a liability account, which was then invested at the director’s option in one or more accounts that mirrored the performance of (a) funds selected by our Compensation Committee or its delegate or (b) our common stock.

All deferred compensation pursuant to the Deferred Compensation Plan for Non-Employee Directors was immediately due and payable as a result of the Merger, which constituted a change-in-control of Dollar General under the terms of that Plan.

Our Board elected to terminate the Deferred Compensation Plan for Non-Employee Directors effective as of December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           Equity Compensation Plan Information.  The following table sets forth information about securities authorized for issuance under our equity compensation plans (including individual compensation arrangements) as of February 1, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	20,869,102	$4.68	3,470,200

Equity compensation plans not approved by security holders	--	--	--

Total(1)	20,869,102	$4.68	3,470,200

(1)	Column (a) consists of shares issuable upon exercise of outstanding options under the 2007 Stock Incentive Plan and the 1998 Stock Incentive Plan. Column (c) consists of shares reserved for issuance pursuant to the 2007 Stock Incentive Plan, whether in the form of stock or restricted stock or upon the exercise of an option or right.

(b) Security Ownership of Certain Beneficial Owners and Management.  The following table shows the amount of our common stock beneficially owned, as of March 17, 2008, by those who were known by us to beneficially own more than 5% of our common stock, by our directors and named executive officers individually and by our directors and all of our executive officers as a group, all calculated in accordance with Rule 13d-3 of the Exchange Act under which a person generally is deemed to beneficially own a security if he has or shares voting or investment power over the security or if he has the right to acquire beneficial ownership within 60 days. Unless otherwise noted, these persons may be contacted at our executive offices and, to our knowledge, have sole voting and investment power over the shares listed. Percentage computations are based on 555,481,897 shares of our stock outstanding as of March 17, 2008.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

KKR(1)(2)	288,399,897	51.92%
The Goldman Sachs Group, Inc.(2)(3)	119,999,943	21.60%
Citigroup Capital Partners(2)(4)	39,999,981	7.20%
CPP Investment Board (USRE II) Inc.(2)(5)	40,000,000	7.20%
Wellington Management Company, LLP(2)(6)	40,000,000	7.20%
Michael M. Calbert(7)	288,399,897	51.92%
Raj Agrawal(7)	288,399,897	51.92%
Adrian Jones(8)	119,999,943	21.60%
Dean B. Nelson	--	--
Richard W. Dreiling(9)(10)	1,140,000	*
David L. Beré(10)	687,177	*
David A. Perdue	--	--
David M. Tehle(10)	318,001	*
Beryl J. Buley(10)	288,797	*
Kathleen R. Guion(10)	250,698	*
Challis M. Lowe(10)	199,255	*
All current directors and executive officers as a group (13 persons)(7)(8)(10)	411,722,995	73.86%

*	Denotes less than 1% of class.
(1)
Includes the following number of shares held by the following entities: KKR 2006 Fund L.P. (203,464,902.69); KKR PEI Investments, L.P. (49,999,976.09); KKR Partners III, L.P. (4,724,997.74) and Buck Holdings Co-Invest, LP (30,210,020). Buck Holdings Co-Invest GP, LLC, which is controlled by KKR 2006 GP LLC, is the general partner of Buck Holdings Co-Invest, LP, and has the right to manage the affairs of such entity, and thus is deemed to be the beneficial owner of the securities owned by such entity. However, it does not have any economic or other dispositive rights with respect to such securities and thus disclaims beneficial ownership with respect thereto. The address of KKR is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(2)	Indirectly held through Buck Holdings, L.P.
(3)
Includes the following number of shares held by the following entities: GS Capital Partners VI Parallel, L.P. (12,194,145.412); GS Capital Partners VI GmbH & Co. KG (1,576,025.208); GS Capital Partners VI Fund, L.P. (44,345,094.704); GS Capital Partners VI Offshore Fund, L.P. (36,884,689.242); Goldman Sachs DGC Investors, L.P. (6,692,778.104) and Goldman Sachs DGC Investors Offshore Holdings, L.P. (13,307,212.332) (collectively, the "GS Funds"); and GSUIG, L.L.C. (4,999,997.608).  Affiliates of The Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager of each of the GS Funds, and each of the GS Funds shares voting and investment power with certain of its respective affiliates. Each of the GS Funds is affiliated with or managed by Goldman, Sachs & Co., a wholly owned subsidiary of The Goldman Sachs Group, Inc. Each of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. disclaims beneficial ownership of the shares owned by each of the GS Funds, except to the extent of their pecuniary interest therein, if any. The address of each of the GS Funds and GSUIG, L.L.C. is c/o Goldman, Sachs & Co., 85 Broad Street 10th floor, New York, New York 10004.
(4)
Includes the following number of shares held by the following entities: Citigroup Capital Partners II Employee Master Fund, L.P. (8,598,705.956); Citigroup Capital Partners II 2007 Citigroup Investment, L.P. (7,655,121.066); Citigroup Capital Partners II Onshore, L.P. (3,881,957.266); Citigroup Capital Partners II Cayman Holdings, L.P. (4,864,203.756) and CPE Co-Investment (Dollar General) LLC (14,999,992.826). The address of Citigroup Capital Partners is c/o Citigroup Inc., 388 Greenwich Street, 32nd Floor, New York, New York 10013.

(5)	The Address of CPP Investment Board (USRE II) Inc. is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2600, Toronto, ON M5C 2W5, Canada.
(6)
Includes the following number of shares held by the following entities: Buck Co-Investor I, LLC (17,933,540); Buck Co-Investor II, LLC (827,780); Buck Co-Investor III, LLC (7,365,100); Buck Co-Investor IV, LLC (5,822,740); Buck Co-Investor V, LLC (2,201,580); Buck Co-Investor VI, LLC (499,900), Buck Co-Investor VII, LLC (2,252,700), Buck Co-Investor VIII, LLC (445,820), Buck Co-Investor IX, LLC (281,560), Buck Co-Investor X, LLC (609,280), Buck Co-Investor XI, LLC (1,160,000), Buck Co-Investor XII, LLC (476,000), and Buck Co-Investor XIII, LLC (124,000). The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(7)
Messrs. Calbert and Agrawal are our directors and are executives of KKR, and as such may be deemed to share beneficial ownership of any shares beneficially owned by KKR, but disclaim such beneficial ownership except to the extent of their pecuniary interest in those shares.

(8)	Mr. Jones is our director and an executive of GS Capital Partners, but disclaims any beneficial ownership except to the extent of his pecuniary interest in those shares.
(9)	Represents shares of restricted common stock that were unvested as of March 17, 2008 over which the named holder does not have investment power until the vesting of those shares.
(10)
Includes the following number of shares subject to options either currently exercisable or exercisable within 60 days of March 17, 2008 over which the person will not have voting or investment power until the options are exercised: Mr. Dreiling (250,000); Mr. Beré (273,712); Mr. Tehle (302,007); Mr. Buley (288,797); Ms. Guion (220,286); Ms. Lowe (173,200); and all current directors and executive officers as a group (1,930,628). The shares described in this note are considered outstanding for the purpose of computing the percentage of outstanding stock owned by each named person and by the group, but not for the purpose of computing the percentage ownership of any other person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)           Director Independence (post-Merger).  The members of our Board of Directors are Michael M. Calbert, Raj Agrawal, Adrian Jones, Dean B. Nelson and Richard W. Dreiling. Messrs. Calbert and Agrawal serve on our Audit Committee and Messrs. Calbert, Agrawal and Jones serve on our Compensation Committee.  Sumit Rajpal served as a member of our Board for a brief period following the Merger and David Beré served on our Board until March 2008. Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of the NYSE on which our common stock was listed prior to the Merger, we do not believe that any of our current Board members or Messrs. Rajpal or Beré would be considered independent either because they serve as members of our management team or because of their relationships with certain affiliates of the funds and other entities that hold significant interests in Parent, and other relationships with us as more fully described under “Related Party Transactions” below.

Accordingly, we do not believe that any of our Audit Committee members would meet the independence requirements of Rule 10A-1 of the Exchange Act or the NYSE’s audit committee independence requirements, or that any of our Compensation Committee members would meet the NYSE’s independence requirements. We do not have a nominating/corporate governance committee, or a committee that serves a similar purpose.

(b)           Director Independence (pre-Merger). Until the Merger on July 6, 2007, our Board of Directors at least annually considered each director’s independence in accordance with guidelines it had adopted, which included all elements of independence set forth in the NYSE listing standards as well as certain Board-adopted categorical independence standards. These guidelines were contained in our Corporate Governance Principles or, with respect to interests of less than 1% of a publicly held vendor, in our Code of Business Conduct and Ethics, and were last described in our Form 10-K for the fiscal year ended February 2, 2007.

During fiscal 2007 but prior to the Merger, our Board of Directors consisted of David Perdue, David Beré, Dennis Bottorff, Barbara Bowles, Reginald Dickson, Gordon Gee, Barbara Knuckles, Neal Purcell, James Robbins, Richard Thornburgh and David Wilds.  Also during that time period, our Audit Committee consisted of Mr. Robbins, Mr. Bottorff, Ms. Bowles and Mr. Purcell; our Compensation Committee consisted of Mr. Bottorff, Mr. Dickson and Mr. Gee; and our Nominating and Corporate Governance Committee consisted of Mr. Wilds, Mr. Gee and Ms. Knuckles. Our Board of Directors had affirmatively determined on March 20, 2007 that Directors Bottorff, Bowles, Dickson, Gee, Knuckles, Purcell, Robbins, Thornburgh and Wilds, but not Directors Perdue or Beré (each of whom was a member of management), were independent from our management under both the NYSE’s listing standards and our additional categorical independence standards based on information known at that time. Any relationship between an independent director and Dollar General or our management were either encompassed by the Board-adopted categorical standards mentioned above or, in the case of Mr. Wilds’ relationship with a vendor, deemed to be immaterial. A table setting forth the transactions or relationships with our former directors that fell within a Board-adopted categorical standard, as well as a description of Mr. Wilds’ relationships with a vendor, was set forth in our Form 10-K for the fiscal year ended February 2, 2007. Because of the Merger, our Board has not made any additional independence determinations with respect to those former Board members.

(c)           Related Party Transactions.  We describe below the transactions that have occurred since the beginning of fiscal 2007, and any currently proposed transactions, that involve Dollar General and exceed $120,000, and in which a related party had or has a direct or indirect material interest.

(1)           Relationships with Management:

Management Stockholder’s Agreement. Simultaneously with the closing of the Merger and, thereafter, in connection with our offering equity awards to certain members of our management and other employees (the “Management Participants”) under our stock incentive plan (including the equity grants to Mr. Dreiling in connection with his offer of employment), we, Parent and each of the Management Participants who held shares of our capital stock (including through option exercises), or who were granted new options to acquire our stock (or, in the case of Mr. Dreiling, who was granted shares of restricted common stock), entered into a stockholder’s agreement. The Management Stockholder’s Agreement imposes significant transfer restrictions on shares of our common stock. Generally, shares will be nontransferable by any means at any time prior to July 6, 2012, except (i) sales pursuant to an effective registration statement filed by us under the Securities Act in accordance with the Management Stockholder’s Agreement, (ii) a sale pursuant to the Sale Participation Agreement (described below), (iii) a sale to certain permitted transferees, or (iv) as otherwise permitted by our Board of Directors or pursuant to a waiver given by the Sponsor; provided, that, in the event the Sponsor or its affiliates transfer limited partnership units owned by them to a third party, such transfer restrictions shall lapse with respect to the same proportion of shares of common stock owned by a management stockholder as the proportion of limited partnership units transferred by the Sponsor and such affiliates relative to the aggregate number of limited partnership units owned by them prior to that transfer.

In the event that a management stockholder wishes to sell his or her stock at any time after July 6, 2012 but before the earlier of a “Change in Control” (as defined in the Management Stockholder’s Agreement) or the consummation of a “Qualified Public Offering” (as defined in the Management Stockholder’s Agreement), the Management Stockholder’s Agreement provides us with a right of first refusal on those shares on the same terms and conditions that the management stockholder proposes to sell them to a third party. In the event that a registration statement is filed with respect to our common stock in the future, the Management Stockholder’s Agreement prohibits management stockholders from selling shares not included in the registration statement from the time of receipt of notice that we have filed or intend to file such registration statement until 180 days (in the case of an initial public offering) or 90 days (in the case of any other public offering) of the effective date of the registration statement. The Management Stockholder’s Agreement also provides for the management stockholder’s ability to cause us to repurchase his outstanding stock and vested options (and vested restricted stock, with respect to Mr. Dreiling) in the event of the management stockholder’s death or disability, and for our ability to cause the management stockholder to sell his stock or options back to us upon certain termination events. Mr. Dreiling also has the ability to cause us to repurchase his vested restricted stock, if any, if he resigns for any reason within six months after January 21, 2008. In addition, under the terms of the Management Stockholder’s Agreement, each Senior Management Stockholder (as defined below) has the ability to cause us to repurchase, prior to the later of (x) July 6, 2008 and (y) the last day of the six-month period after Mr. Dreiling was hired, all of the shares of common stock and all of the options they rolled over in connection with the Merger that such Management Stockholder then holds if such Management Stockholder resigns or is terminated within such time frame.

Following the initial public offering of our common stock, certain members of senior management, including the executive officers (the “Senior Management Stockholders”), will have limited “piggyback” registration rights with respect to their shares in the event that certain of the Investors are selling, or causing to be sold, shares of common stock in such offering.

Sale Participation Agreement.  Each Management Participant, including Mr. Dreiling, also has entered into a Sale Participation Agreement with Parent. The Sale Participation Agreement grants the Senior Management Stockholders the right to participate in any private sale of shares of common stock by Parent or its affiliates (the “Tag-Along Right”) and requires all management stockholders to participate in the private sale, if Parent elects, in the event that Parent or its affiliates are proposing to sell at least 50% of the outstanding shares of common stock held by it (the “Drag-Along Right”). The number of shares a management stockholder would be permitted or required, as applicable, to sell pursuant to the exercise of the Tag-Along Right or the Drag-Along Right is equal to the number of shares then owned by the management stockholder and his or her affiliates plus all shares that person is entitled to acquire under unexercised options (to the extent exercisable at that time or as a result of the consummation of the proposed sale and also, with respect to Drag-Along Rights pertaining to Mr. Dreiling, unvested shares of restricted stock that would vest upon consummation of the transaction), multiplied by a fraction (x) the numerator of which is the aggregate number of shares Parent proposes to transfer in the proposed sale and (y) the denominator of which is the total number of shares Parent directly or indirectly owns. Management stockholders will bear the pro rata share of any fees, commissions, adjustments to purchase price, expenses or indemnities in connection with any sale under the Sale Participation Agreement.

Equity Investment by Senior Management Participants.  In connection with the Merger, certain members of our management (the “Senior Management Participants”) were offered the opportunity to roll over portions of their equity and/or options and to purchase additional equity of Dollar General. In connection with such investment and the Merger, we adopted a new stock incentive plan pursuant to which these individuals were granted new options with respect to additional shares of our common stock. Messrs. Beré, Tehle, Buley and Gibson and Mss. Guion, Lanigan, Lowe and Elliott each invested a total of $2,249,995.00, $799,996.25, $754,863.75, $348,703.75, $650,007.50, $516,026.25, $526,650.00 and $249,997.50, respectively. Any shares purchased or otherwise acquired by these Senior Management Participants as described above (including any shares subject to roll over options or acquired upon exercise thereof) are subject to certain transfer limitations and repurchase rights by Dollar General. We also offered other employees a similar investment opportunity to participate in our common equity.

Pre-Merger Equity.   Prior to the Merger, we maintained various share-based compensation programs which included options, restricted stock and restricted stock units (“RSUs”). In connection with the Merger, the outstanding stock options, restricted stock and RSUs became fully vested and were settled in cash, canceled or, in limited circumstances, exchanged for new options to purchase our common stock, as described below. Unless exchanged for new options, each option holder received an amount in cash, without interest and less applicable withholding taxes, equal to $22 per share (the “Merger Consideration”), less the exercise price of each option. Additionally, each restricted stock and RSU holder received the Merger Consideration in cash, without interest and less applicable withholding taxes. Certain members of our management exchanged existing stock options for new options to purchase our common stock. The exercise price of, and the number of shares underlying, the roll over options were adjusted as a result of the Merger. The roll over options otherwise continue under the terms of the equity plans under which they were issued.

Compensation Deferral Plan (“CDP”) and Supplemental Executive Retirement Plan (“SERP”).  The CDP, in which the executive officers are eligible to participate, and the associated grantor trust agreement require that the full amount of the benefits due under the CDP be funded in the grantor trust within 30 days of a change in control of Dollar General, payable in accordance with the terms of the CDP and trust. The Merger was a change in control for this purpose. Messrs. Beré, Tehle, Buley and Gibson and Mss. Guion, Lanigan, Lowe and Elliott had benefits under the CDP having approximate values as of July 6, 2007 of $37,297.42, $143,419.06, $100,425.31, $58,071.55, $140,542.64, $45,312.57, $73,370.05 and $173,186.85, respectively.

The SERP, in which the executive officers participate, provides that benefits will become immediately vested upon a change in control of Dollar General. The associated grantor trust agreement requires the full amount of the benefits due under the SERP to be funded in the grantor trust within 30 days of a change in control, payable in accordance with the terms of the SERP and the trust. The Merger was a change in control for this purpose. Mr. Tehle and Mss. Guion and Lowe were already vested in benefits under the SERP having approximate values as determined on July 6, 2007 of $105,332.01, $83,706.80 and $41,776.60, respectively. As of the Merger, Messrs. Buley and Gibson and Mss. Lanigan and Elliott became vested in benefits under the SERP having an approximate value of $39,125.13, $20,035.14, $109,199.14 and $17,471.36, respectively, as determined on July 6, 2007. Messrs. Dreiling and Beré had no balances in the SERP as of that time.

New Stock Incentive Plan.  On July 6, 2007, our Board of Directors adopted the 2007 Stock Incentive Plan for Key Employees (the “Plan”). The Plan provides for the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with us, our subsidiaries and certain of our affiliates. The number of shares of our common stock authorized for grant under the Plan is 24,000,000.

On July 6, 2007, we granted to the Senior Management Participants non-qualified stock options to purchase 13,110,000 shares of our common stock pursuant to the terms of the Plan. We later granted non-qualified stock options to certain other employees pursuant to the terms of the Plan. Effective January 21, 2008, our Board also granted to Mr. Dreiling non-qualified stock options to purchase 2.5 million shares of our common stock and 890,000 shares of restricted common stock pursuant to the terms of the Plan. SFAS 123R grant date fair values of the post-merger option grants to Messrs. Dreiling, Beré, Tehle, Buley and Gibson and Mss. Guion, Lanigan, Lowe and Elliott are $6,241,750, $6,084,450, $2,974,620, $2,366,175, $1,081,680, $2,366,175, $1,825,335, $1,825,335 and $1,081,680, respectively. Half of these options will vest ratably on each of the five anniversary dates of July 6, 2007 solely based upon continued employment over that time period, while the other half of these options will vest based both upon continued employment and upon the achievement of predetermined annual or cumulative financial-based targets over time which coincide with our fiscal year. The options also have certain accelerated vesting provisions upon a change in control or initial public offering, as defined in the Plan. The options have a 10-year maximum expiration date and an exercise price of $5.00 per share, which represented the fair market value on the grant date. The SFAS 123R grant date fair value of the post-merger restricted stock grant to Mr. Dreiling is $4,450,000. The restricted stock will vest on the last day of our 2011 fiscal year if Mr. Dreiling remains employed by us through that date. The restricted stock also has certain accelerated vesting provisions upon a change in control, initial public offering, termination without cause or due to death or disability, or resignation for good reason, all as defined in Mr. Dreiling’s employment agreement. We believe that the Plan has been designed to effectively align the interests of our employees and shareholders.

 (2)           Relationships with the Investors:

Operating Agreements.  In connection with the Merger, the Investors (or funds affiliated with the Investors) directly or indirectly acquired limited partnership interests in Parent and certain of such Investors also acquired membership interests in Parent’s general partner, Buck Holdings, LLC. These entities entered into a limited partnership agreement with respect to their investment in Parent and an operating agreement with respect to their investment in Parent’s general partner and a registration rights agreement relating to such investment. These agreements contain agreements among the parties with respect to, among other things, restrictions on the issuance or transfer of interests, other special corporate governance provisions (including the right to approve various corporate actions), the election of managers of Parent’s general partner, the election of our Board members, and registration rights (including customary indemnification provisions).

Monitoring Agreement and Indemnity Agreement.  In connection with the Merger, we and Parent entered into a monitoring agreement, dated July 6, 2007, with an affiliate of KKR and Goldman, Sachs & Co. pursuant to which such parties have provided and will continue to provide management and advisory services to us and our affiliates. Under the terms of the monitoring agreement, among other things, we are obligated to pay an aggregate annual management fee of $5.0 million, which amount will increase by 5.0% annually, payable quarterly in arrears at the end of each calendar quarter. The initial annual fee was prorated for our fiscal 2007. Those entities also are entitled to receive a fee equal to 1% of the gross transaction value in connection with certain subsequent financing, acquisition or disposition of assets or equity interests, recapitalization and other similar transactions, as well as a termination fee in the event of an initial public offering or under certain other circumstances. All such fees are to be split based upon an agreed upon formula, which results in an initial split of 78.38% of this fee payable to the KKR affiliate and 21.62% payable to Goldman, Sachs & Co. Under this agreement, we also are obligated to reimburse all reasonable out-of-pocket expenses incurred by such entities and their respective affiliates in connection with rendering covered services. Pursuant to this agreement, we also paid aggregate fees of approximately $75 million in connection with services provided in connection with the Merger and related transactions, $58.8 million of which was paid to the KKR affiliate and $16.2 million of which was paid to Goldman, Sachs & Co.

In connection with entering into the monitoring agreement, on July 6, 2007 we and Parent also entered into a separate indemnification agreement with the parties to the monitoring agreement, pursuant to which we agreed to provide customary indemnification to such parties and their affiliates.

Messrs. Calbert and Agrawal, two of our Board members, serve as a Member and a Director of KKR, respectively. Mr. Jones, one of our Board members, serves as a Managing Director of Goldman, Sachs & Co.

Other Relationships.    In connection with the Merger, Goldman, Sachs & Co. and Citigroup Global Markets Inc. and their affiliates participated in several related transactions with us. Specifically, Goldman Sachs Credit Partners L.P. and Citigroup Global Markets Inc., along with other institutions, served as joint lead arranger and joint bookrunner with respect to the credit agreements and related security and other agreements consisting of (i) a $2.3 billion senior secured term loan facility (affiliates of KKR and Wellington Management Company, LLP are also lenders under this facility) and (ii) a senior secured asset-based revolving credit facility of up to $1.125 billion. Goldman Sachs Credit Partners L.P. also served as syndication agent for each of the new facilities. Citicorp North America, Inc. served as administrative agent, collateral agent for the senior secured term loan facility. Goldman, Sachs & Co. also is a counterparty to certain interest rate swaps entered into in connection with these facilities. Pursuant to the swaps, which became effective on July 31, 2007, we swapped three month LIBOR rates for fixed interest rates receiving an all-in fixed rate of 7.683% which includes a 2.75% spread on a notional amount of $2,000.0 million which will amortize on a quarterly basis until maturity at July 31, 2012. Also in connection with the Merger, Goldman, Sachs & Co. and Citigroup Global Markets Inc., along with other institutions, (i) acted as initial purchasers for our issuance of $1,175.0 million aggregate principal amount of 10.625% senior notes due 2015 and $725 million aggregate principal amount of 11.875%/12.625% senior subordinated notes due 2017 and (ii) provided financial advisory services to, and received financial advisory fees from us, the Investors and their affiliates. Finally, in connection with the Merger, we completed a cash tender offer to purchase any and all of our $200 million principal amount of 8-5/8% Notes due June 2010. Goldman, Sachs & Co. acted as dealer manager and consent solicitation agent for that tender offer. In the aggregate, approximately $32.0 million in fees were paid to Goldman, Sachs & Co. and its affiliates and approximately $26.2 million in fees were paid to Citigroup Global Markets Inc. and its affiliates in connection with the foregoing transactions relating to the Merger, portions of which have been capitalized as debt financing costs or as direct acquisition costs. In addition, under the registration rights agreement, we agreed to file a “market-making” prospectus in order to enable Goldman, Sachs & Co. to engage in market-making activities for the notes.

In addition, in the fourth quarter of fiscal 2007, we purchased a total of $25 million of the 11.857%/12.625% senior subordinated notes held by Goldman Sachs & Co. or its affiliates for a purchase price of $20 million, and paid a commission of $62,500 in connection therewith.

Goldman Sachs Credit Partners L.P. and Goldman, Sachs & Co. are affiliates of GS Capital Partners VI Fund, L.P. and affiliated funds. In addition, Mr. Jones, who serves on our Board, and Sumit Rajpal, who served on our Board for a brief period following the Merger, each serve as Managing Directors of Goldman, Sachs & Co.  GS Capital Partners VI Fund, L.P. and affiliated funds indirectly own approximately 22% of our common stock on a fully diluted basis. Citigroup Global Markets Inc. and Citicorp North America Inc. are affiliates of Citigroup Private Equity LP.  Funds managed by Citigroup Private Equity LP indirectly own approximately 7.2% of our common stock on a fully diluted basis.

We use Capstone Consulting, LLC, a team of executives who work exclusively with KKR portfolio companies as an integral part of the value-creation process, for certain consulting services. We pay Capstone a monthly fee, currently $210,000, plus expense reimbursements.  During fiscal 2007, we incurred aggregate fees and expense reimbursements paid or owing to Capstone for such services of approximately $1.9 million. We also paid approximately $78,750 of fees to Capstone for services provided in connection with the Merger and related transactions. Dean Nelson, who serves on our Board, is the Chief Executive Officer of Capstone. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, prior to January 1, 2007 KKR had provided financing to Capstone.

(d)           Related Party Transaction Approval Policy.  Prior to the Merger, as a public company, we had policies and procedures in place regarding the review, approval and ratification of “related party” transactions. Those policies and procedures are described below. None of the Merger-related transactions or the transactions with the Investors discussed above were considered under the pre-existing policies and procedures.

On an annual basis, both before and after the Merger, each director and executive officer is asked to disclose, among other things, any relationship or transaction with us in which the director or executive officer, or any member of his or her immediate family (“related parties”), have a direct or indirect material interest. Our Legal Department determines which of those disclosed transactions or relationships fall below the related-party transaction disclosure threshold in, or are otherwise exempt from disclosure under, Item 404 of Regulation S-K of the Exchange Act or, prior to the Merger, which fell within a Board-adopted categorical director independence standard. Prior to the Merger, our Legal Department ensured that any identified relationship or transaction that was not exempt from disclosure under Item 404 or that did not fall within a categorical director independence standard was submitted to the Board of Directors or an appropriate Board committee for consideration under our conflict of interest or other policy as further described below.

Pursuant to our Code of Business Conduct and Ethics and prior to the Merger, the Nominating and Corporate Governance Committee of our Board reviewed and resolved any conflict of interest involving directors or executive officers. In addition, if a director’s relationship or transaction fell within any of the Board-adopted categorical standards for director independence, then the director’s interest in the relationship or transaction was deemed immaterial in the absence of other factors for purposes of both independence and related-party transaction disclosure. Finally, prior to the Merger our Compensation Committee reviewed and approved and/or ratified all material components of executive officer compensation as further discussed in “Compensation Discussion and Analysis” above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below shows the aggregate fees Ernst & Young LLP billed to us in connection with various audit and other services provided throughout fiscal 2007 and fiscal 2006:

Service	2007 Aggregate Fees Billed ($)	2006 Aggregate Fees Billed ($)

Audit Fees(1)	2,586,426	2,521,920
Audit-Related Fees(2)	119,514	45,225
Tax Fees(3)	163,645	182,937
All Other Fees(4)	6,000	6,000

(1)	2007 fees include audit services, as well as services relating to the debt offering memorandum associated with the Merger and the subsequent exchange offer Registration Statement on Form S-4 filed with the SEC. 2006 fees include audit services. Such amounts include fees and expenses related to the fiscal year and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.
(2)	2007 fees include services relating to the employee benefit plan audit, as well as accounting consultation services relating to the Merger. 2006 fees include services relating to accounting consultations regarding Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes,” and a sale-leaseback transaction for one of our distribution centers. Such amounts include fees and services rendered during the respective fiscal year, notwithstanding when the fees and expenses were billed.
(3)	Both 2007 and 2006 fees include services relating to a LIFO tax calculation and tax advisory services related to inventory, as well as international, federal, state and local tax advice. Such amounts include fees and services rendered during the respective fiscal year, notwithstanding when the fees and expenses were billed.
(4)	Both 2007 and 2006 fees include a subscription fee to an on-line accounting research tool. Such amounts include fees and services rendered during the respective fiscal year, notwithstanding when the fees and expenses were billed.

The Audit Committee Charter requires committee pre-approval for all audit and permissible non-audit services provided by our independent auditors. Where feasible, the committee considers and, when appropriate, pre-approves services at regularly scheduled meetings after disclosure by management and the auditors of the nature of the proposed services, the estimated fees (when available), and their opinions that the services will not impair the auditors’ independence. The committee also may consider and pre-approve any such services in between meetings.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
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

DOLLAR GENERAL CORPORATION

Date:	March 28, 2008	By:	/s/ Richard W. Dreiling
Richard W. Dreiling, Chief Executive Officer

We, the undersigned directors and officers of the Registrant, hereby severally constitute Richard W. Dreiling and David M. Tehle, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard W. Dreiling	Chief Executive Officer (Principal Executive Officer)	March 27, 2008
RICHARD W. DREILING

/s/ David M. Tehle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2008
DAVID M. TEHLE

/s/ Michael M. Calbert	Director (Chairman of the Board)	March 25, 2008
MICHAEL M . CALBERT

/s/ Raj Agrawal	Director	March 26, 2008
RAJ AGRAWAL

/s/ Adrian Jones	Director	March 25, 2008
ADRIAN JONES

/s/ Dean B. Nelson	Director	March 26, 2008
DEAN B. NELSON

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d)
of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Registrant has not sent to its security holders an annual report covering its last fiscal year. In addition, the Registrant has not sent to security holders any proxy statement, form of proxy or other proxy soliciting material since such time as the registration of Registrant’s securities under Section 12 of the Act was terminated.

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of March 11, 2007, by and among Buck Holdings, L.P., Buck Acquisition Corp., and Dollar General Corporation (incorporated by reference to Exhibit 2.1 to Dollar General Corporation’s Current Report on Form 8-K dated March 11, 2007, filed with the SEC on March 12, 2007 (file number 001-11421))

3.1
Amended and Restated Charter of Dollar General Corporation (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

3.2
Amended and Restated Bylaws of Dollar General Corporation (adopted on September 20, 2007) (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.1	Sections 7 and 8 of Dollar General Corporation’s Amended and Restated Charter (included in Exhibit 3.1)

4.2
Indenture, dated as of June 21, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Registration Statement on Form S-4 filed with the SEC on August 1, 2000 (file number 333-42704))

4.3
First Supplemental Indenture, dated as of July 28, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.4 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file number 001-11421))

4.4
Second Supplemental Indenture, dated as of June 18, 2001, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file number 001-11421))

4.5
Third Supplemental Indenture, dated as of June 20, 2002, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank,
National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.6 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file number 001-11421))

4.6
Fourth Supplemental Indenture, dated as of December 11, 2002, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file number 001-11421))

4.7
Fifth Supplemental Indenture, dated as of May 23, 2003, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed with the SEC on August 29, 2003 (file number 001-11421))

4.8
Sixth Supplemental Indenture, dated as of July 15, 2003, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed with the SEC on August 29, 2003 (file number 001-11421))

4.9
Seventh Supplemental Indenture, dated as of May 23, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005 (file number 001-11421))

4.10
Eighth Supplemental Indenture, dated as of July 27, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005 (file number 001-11421))

4.11
Ninth Supplemental Indenture, dated as of August 30, 2006, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and U.S. Bank National Association (successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2006, filed with the SEC on December 12, 2006 (file number 001-11421))

4.12
Tenth Supplemental Indenture, dated as of July 6, 2007, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and U.S. Bank National Association (successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.13
Senior Indenture, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.14	Form of 10.625% Senior Notes due 2015 (included in Exhibit 4.13)

4.15
First Supplemental Indenture to the Senior Indenture, dated as of September 25, 2007, between DC Financial, LLC, the Guaranteeing Subsidiary, and Wells Fargo Bank,
National Association, as trustee (incorporated by reference to Exhibit 4.14 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.16
Second Supplemental Indenture to the Senior Indenture, dated as of December 31, 2007, between Retail Risk Solutions, LLC, the Guaranteeing Subsidiary, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.32 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.17
Senior Subordinated Indenture, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.18	Form of 11.875% / 12.625% Senior Subordinated Toggle Notes due 2017 (included in Exhibit 4.17)

4.19
First Supplemental Indenture to the Senior Subordinated Indenture, dated as of September 25, 2007, between DC Financial, LLC, the Guaranteeing Subsidiary, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.16 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.20
Second Supplemental Indenture to the Senior Subordinated Indenture, dated as of December 31, 2007, between Retail Risk Solutions, LLC, the Guaranteeing Subsidiary, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.33 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.21
Registration Rights Agreement, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.10 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.22
Registration Rights Agreement, dated July 6, 2007, among Buck Holdings, L.P., Buck Holdings, LLC, Dollar General Corporation and Shareholders named therein (incorporated by reference to Exhibit 4.18 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.23
Credit Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Borrower, Citicorp North America, Inc., as Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.24
Guarantee to the Credit Agreement, dated as of July 6, 2007, among certain domestic subsidiaries of Dollar General Corporation, as Guarantors and Citicorp North America,
Inc., as Collateral Agent (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.25
Supplement No.1, dated as of September 11, 2007, to the Guarantee to the Credit Agreement, between DC Financial, LLC, as New Guarantor, and Citicorp North America, Inc.,
as Collateral Agent (incorporated by reference to Exhibit 4.23 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.26
Supplement No. 2, dated as of December 31, 2007, to the Guarantee to the Credit Agreement, between Retail Risk Solutions, LLC, as New Guarantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.32 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.27
Security Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Grantors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.4 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.28
Supplement No.1, dated as of September 11, 2007, to the Security Agreement, between DC Financial, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral
Agent (incorporated by reference to Exhibit 4.25 to Dollar General Corporation’s

Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.29
Supplement No. 2, dated as of December 31, 2007, to the Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.32 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.30
Pledge Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Pledgors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.31
Supplement No.1, dated as of September 11, 2007, to the Pledge Agreement, between DC Financial, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.27 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.32
Supplement No. 2, dated as of December 31, 2007, to the Pledge Agreement, between Retail Risk Solutions, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.32 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.33
ABL Credit Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, The CIT Group/Business Credit Inc., as ABL Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.6 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.34
Guarantee, dated as of September 11, 2007, to the ABL Credit Agreement, between DC Financial, LLC and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.29 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.35
Supplement No. 1, dated as of December 31, 2007, to the Guarantee to the ABL Credit Agreement, between Retail Risk Solutions, LLC, as New Guarantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.32 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.36
ABL Security Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, collectively the Grantors, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.37
Supplement No.1, dated as of September 11, 2007, to the ABL Security Agreement, between DC Financial, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.31 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.38
Supplement No. 2, dated as of December 31, 2007, to the ABL Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.32 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

10.1
2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.2
Form of Stock Option Agreement between Dollar General Corporation and officers of Dollar General Corporation granting stock options pursuant to the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.3
Form of Option Rollover Agreement between Dollar General Corporation and officers of Dollar General Corporation (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.4
Form of Management Stockholder’s Agreement among Dollar General Corporation, Buck Holdings, L.P. and officers of Dollar General Corporation (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.5
Form of Sale Participation Agreement between Buck Holdings, L.P. and certain officer-level employees, dated July 6, 2007 (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.6
Agreement among Challis Lowe, Buck Holdings, L.P. and Dollar General Corporation, dated July 5, 2007, regarding call right and termination without good reason provision in Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.7
1998 Stock Incentive Plan (As Amended and Restated effective as of May 31, 2006) (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated May 31, 2006, filed with the SEC on June 2, 2006 (file number 001-11421))*

10.8
Amendment to Dollar General Corporation 1998 Stock Incentive Plan, effective November 28, 2006 (incorporated by reference to Exhibit 10.8 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007 (file number 001-11421))*

10.9
Form of Stock Option Grant Notice in connection with option grants made pursuant to the 1998 Stock Incentive Plan (incorporated by reference to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005 (file number 001-11421))*

10.10
Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.11
First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.12
Dollar General Corporation Annual Incentive Plan (effective March 16, 2005, as approved by shareholders on May 24, 2005) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005) (file number 001-11421))*

10.13
Dollar General Corporation 2007 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.3 Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2007, filed with the SEC on June 7, 2007) (file number 001-11421))*

10.14
Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file number 001-11421))*

10.15
Dollar General Corporation Domestic Relocation Policy for Officers (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file number 001-11421))*

10.16
Summary of Director Compensation (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

10.17
Employment Agreement, effective as of January 11, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.28 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

10.18
Stock Option Agreement, dated as of January 21, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.29 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

10.19
Restricted Stock Award Agreement, effective as of January 21, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.32 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

10.20
Management Stockholder’s Agreement, dated as of January 21, 2008, among Dollar General Corporation, Buck Holdings, L.P. and Richard Dreiling (incorporated by reference to Exhibit 10.30 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

10.21
Sale Participation Agreement, dated January 21, 2008, between Buck Holdings, L.P. and Richard Dreiling (incorporated by reference to Exhibit 10.31 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

10.22
Employment Agreement, dated July 6, 2007, by and between Dollar General Corporation and David L. Beré (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))*

10.23
Extension of Initial Term of Employment Agreement, dated December 27, 2007, between Dollar General Corporation and David Beré (incorporated by reference to Exhibit 10.33 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

10.24
Notice of Initiation of Transition Period under Employment Agreement, dated January 8, 2008, by Dollar General Corporation to David Beré (incorporated by reference to Exhibit 10.34 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

10.25
Employment Agreement with David M. Tehle effective April 1, 2006 (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8-K dated March 30, 2006, filed with the SEC on April 5, 2006) (file number 001-11421))*

10.26
Employment Agreement with Beryl J. Buley effective April 1, 2006 (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated April 6, 2006, filed with the SEC on April 12, 2006) (file number 001-11421))*

10.27
Employment Agreement with Kathleen R. Guion effective April 1, 2006 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated March 30, 2006, filed with the SEC on April 5, 2006) (file number 001-11421))*

10.28
Employment Agreement with Challis M. Lowe effective April 1, 2006 (incorporated by reference to Exhibit 10.31 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007 (file number 001-11421))*

10.29
Monitoring Fee Letter Agreement, dated July 6, 2007, among Buck Holdings, L.P., Dollar General Corporation, Kohlberg Kravis Roberts & Co L.P., and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.25 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

10.30
Indemnification Agreement, dated July 6, 2007, among Buck Holdings, L.P., Dollar General Corporation, Kohlberg Kravis Roberts & Co L.P., and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.26 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

10.31
Purchase Letter Agreement, dated August 15, 2007, between Principal Life Insurance Company and DC Financial, LLC (incorporated by reference to Exhibit 10.27 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

10.32
Supplemental Release Agreement between Dollar General Corporation and David Perdue dated December 28, 2007 (incorporated by reference to Exhibit 10.35 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

21	List of Subsidiaries of Dollar General Corporation

24	Powers of Attorney (included as part of the signature pages hereto)

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32	Certifications of CEO and CFO under 18 U.S.C. 1350.

*	Management Contract or Compensatory Plan