Form 10-Q
period 2008-05-02
DOLLAR GENERAL CORP
filed 2008-06-16
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [X]

Smaller reporting company [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The registrant had 555,479,897 shares of common stock outstanding on June 12, 2008.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 2, 2008	February 1, 2008
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$115,904	$100,209
Short-term investments	48,571	19,611
Merchandise inventories	1,317,097	1,288,661
Income taxes receivable	33,813	32,501
Deferred income taxes	15,247	17,297
Prepaid expenses and other current assets	64,508	59,465
Total current assets	1,595,140	1,517,744
Net property and equipment	1,250,570	1,274,245
Goodwill	4,344,930	4,344,930
Intangible assets, net	1,359,090	1,370,557
Other assets, net	113,269	148,955
Total assets	$8,662,999	$8,656,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$2,830	$3,246
Accounts payable	592,071	551,040
Accrued expenses and other	356,915	300,956
Income taxes payable	2,924	2,999
Total current liabilities	954,740	858,241
Long-term obligations	4,176,121	4,278,756
Deferred income taxes	490,035	486,725
Other liabilities	302,384	319,714

Redeemable common stock	9,112	9,122

Shareholders’ equity:
Preferred stock	-	-
Common stock	277,740	277,741
Additional paid-in capital	2,482,409	2,480,062
Retained earnings (accumulated deficit)	1,097	(4,818)
Accumulated other comprehensive loss	(30,639)	(49,112)
Total shareholders’ equity	2,730,607	2,703,873
Total liabilities and shareholders’ equity	$8,662,999	$8,656,431

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Successor	Predecessor
	For the 13 weeks ended
	May 2, 2008	May 4, 2007
Net sales	$2,403,498	$2,275,267
Cost of goods sold	1,710,421	1,642,207
Gross profit	693,077	633,060
Selling, general and administrative	582,504	577,692
Operating profit	110,573	55,368
Interest income	(957)	(2,573)
Interest expense	100,871	6,167
Income before income taxes	10,659	51,774
Income taxes	4,743	16,899
Net income	$5,916	$34,875

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor

	For the 13 weeks ended
	May 2, 2008	May 4, 2007

Cash flows from operating activities:
Net income	$5,916	$34,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,406	50,451
Deferred income taxes	(5,600)	(4,948)
Noncash share-based compensation	2,346	3,469
Tax benefit from stock option exercises	-	(3,529)
Change in operating assets and liabilities:
Merchandise inventories	(28,436)	(11,977)
Prepaid expenses and other current assets	(3,545)	(552)
Accounts payable	52,860	(62,870)
Accrued expenses and other	67,897	25,647
Income taxes	(1,387)	(1,736)
Other	104	456
Net cash provided by operating activities	151,561	29,286

Cash flows from investing activities:
Purchases of property and equipment	(35,373)	(34,101)
Purchases of short-term investments	(9,903)	-
Sales of short-term investments	12,976	6,000
Purchases of long-term investments	-	(5,670)
Proceeds from sale of property and equipment	94	169
Net cash used in investing activities	(32,206)	(33,602)

Cash flows from financing activities:
Borrowings under revolving credit facility	-	-
Repayments of borrowings under revolving credit facility	(102,500)	-
Repayments of long-term obligations	(1,045)	(2,653)
Payment of cash dividends	-	(15,712)
Proceeds from exercise of stock options	-	34,281
Repurchases of common stock	(10)	-
Tax benefit from stock option exercises	-	3,529
Other financing activities	(105)	-
Net cash provided by (used in) financing activities	(103,660)	19,445

Net increase in cash and cash equivalents	15,695	15,129
Cash and cash equivalents, beginning of period	100,209	189,288
Cash and cash equivalents, end of period	$115,904	$204,417

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$8,620	$10,639
Purchases of property and equipment under capital lease obligations	$-	$163

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.  Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP or those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended February 1, 2008 for additional information.

The Company was acquired on July 6, 2007 through a merger with Buck Acquisition Corp. (“Buck”) accounted for as a reverse acquisition (“Merger”). The Merger was funded primarily through debt financings and cash equity contributions from investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR”), GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), Citi Private Equity, Wellington Management Company, LLP, CPP Investment Board (USRE II) Inc. and other equity co-investors (collectively, the “Investors”). Although the Company continued as the same legal entity after the Merger, the accompanying condensed consolidated financial statements are presented for the “Predecessor” for the 13-week period ended May 4, 2007 and “Successor” for the 13-week period ended May 2, 2008 as a result of the Company applying purchase accounting and a new basis of accounting beginning on July 7, 2007. As a result of purchase accounting, the pre-Merger and post-Merger financial results are not comparable.

Buck’s results of operations (a net loss of $1.2 million) for the period from its formation on March 6, 2007 to May 4, 2007 are not reflected in the condensed consolidated financial statements for the period ended May 4, 2007. This loss was related to certain derivative financial instruments entered into by Buck prior to the Merger, as discussed further in Note 3, and Buck had no other assets, liabilities, or operations prior to the Merger.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 2, 2008 and results of operations for the 13-week quarterly accounting periods ended May 2, 2008 and May 4, 2007 have been made.

The condensed consolidated balance sheet as of February 1, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.  Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

As discussed in Note 3, effective February 2, 2008 the Company changed its accounting for the fair value of certain financial assets and liabilities in connection with the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157,”Fair Value Measurements”. The adoption resulted in a $4.7 million decrease in liability balances associated with interest rate swaps that the Company uses in an attempt to manage interest rate risk, with the offset reflected in other comprehensive income.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company plans to adopt SFAS 162 once it is effective. The Company is in the process of determining the potential impact of this standard on its financial statements.

2.

Comprehensive income

Comprehensive income consists of the following:

	Successor	Predecessor

	13 Weeks Ended
(in thousands)	May 2, 2008	May 4, 2007
Net income	$5,916	$34,875
Unrealized net gain on hedged transactions, net of income taxes (see Note 3)	18,473	-
Reclassification of net loss on derivatives	-	46
Comprehensive income	$24,389	$34,921

3.

Assets and liabilities measured at fair value

On February 2, 2008, the Company adopted components of SFAS No. 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

In April 2007, Buck entered into interest rate swaps, contingent upon the completion of the Merger, on a portion of the loans anticipated to result from the Merger. These swaps were designated as cash flow hedges in October 2007. As a result of these swaps, the Company is paying an all-in fixed interest rate of 7.683% on a notional amount equal to $1.6 billion as of May 2, 2008. In February 2008 the Company entered into an additional interest rate swap, which was designated as a cash flow hedge at its inception, resulting in the Company paying an all in fixed interest rate of 5.58% on a notional amount of $350.0 million as of May 2, 2008. The Company uses these interest rate swaps to manage its interest rate risk.

The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of May 2, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of May 2, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 2, 2008
Assets:
Available-for-sale securities (a)	$48,571	$-	$-	$48,571
Trading securities (b)	14,702	-	-	14,702
Derivative financial instruments (c)	-	270	-	270
Liabilities:
Derivative financial instruments (d)	-	53,156	-	53,156

(a) Reflected in the condensed consolidated balance sheet as short-term investments.

(b) Reflected in the condensed consolidated balance sheet as other current assets of $2,904 and other assets, net of $11,798.

(c) Reflected in the condensed consolidated balance sheet as other assets, net

(d) Reflected in the condensed consolidated balance sheet as other (noncurrent) liabilities.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of May 2, 2008.

4.

Strategic initiatives

During 2006, the Company began implementing certain strategic initiatives related to its historical inventory management and real estate strategies, as more fully described below.

Inventory management

In 2006, the Company undertook an initiative to discontinue its historical inventory packaway model for virtually all merchandise by the end of fiscal 2007 and recorded a reserve for lower of cost or market inventory impairment estimates. This reserve was reduced by $12.3 million during the 13-week period ended May 4, 2007, to account for sales of products with markdowns below cost, higher than anticipated shrink during the period, and adjustments to the estimates of the remaining below cost markdowns to be taken. In connection with this strategic change, the Company incurred higher markdowns and writedowns on inventory in the first 13-week period of 2007 than in the comparable prior-year periods. As a result of the Merger and in accordance with SFAS 141, the Company’s inventory balances, including the inventory associated with this strategic change, were adjusted to fair value and the related reserve was eliminated.

Exit and disposal activities

In 2006 and 2007, the Company implemented plans to close, in addition to those stores that might be closed in the ordinary course of business, approximately 460 stores, all of which were closed by the end of fiscal 2007. Of such stores, 281 were closed as of May 4, 2007, and the Company incurred pretax costs of $20.7 million in the 13-week period ended May 4, 2007, including $15.3 million of lease contract termination costs, $1.5 million of inventory liquidation fees, $1.1 million of inventory markdowns below cost, and $2.8 million of other associated costs.

All expenses associated with exit and disposal activities are included in selling, general and administrative (“SG&A”) expenses with the exception of the below-cost inventory adjustments, which are included in cost of goods sold in the condensed consolidated statement of income for the 13-week period ended May 4, 2007.

Liability balances related to exit activities discussed above are as follows (in millions):

	Balance, February 1, 2008	2008 Expenses	2008 Payments and Other	Balance, May 2, 2008
Lease contract termination costs	$20.1	$0.1	$3.9	$16.3
Other associated store closing costs	1.0	-	0.7	0.3
Total	$21.1	$0.1	$4.6	$16.6

5.

Commitments and contingencies

Leases

The Merger and certain of the related financing transactions may be interpreted as giving rise to certain trigger events (which may include events of default) under leases for three of the Company’s distribution centers (“DCs”). In such event, the Company’s net cost of acquiring the underlying assets could approximate $112 million. At this time, the Company does not believe the resolution of such issues would result in the purchase of these DCs; however, the payments associated with such an outcome would have a negative impact on the Company’s liquidity. To minimize the uncertainty associated with such possible interpretations, the Company is negotiating the restructuring of these leases and the related underlying debt. The ultimate resolution of these negotiations may result in additional losses, which may be material.

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

On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH (“Calvert”)), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act and Title VII of the Civil Rights Act of 1964, as amended (“Title VII”). The complaint subsequently was amended to include additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations that the Company’s compensation practices disparately impact females. Under the amended complaint, Plaintiffs seek to proceed collectively under the Equal Pay Act and as a class under Title VII, and request back wages, injunctive and declaratory relief, liquidated damages, punitive damages and attorney’s fees and costs.

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

The plaintiffs have not yet moved for class certification relating to their Title VII claims.  The Company expects such motion to be filed within the next several months, and will strenuously oppose such a motion.

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

On November 9, 2007, the Company was served with an action entitled Sheneica Nunn, et al. v. Dollar General Corporation, et al. (Circuit Court for Dane County, Wisconsin, Case No. 07CV4178) in which the plaintiff, on behalf of herself and a putative class of African-American applicants, alleged that the Company’s criminal background check process disparately impacts African-Americans in violation of Title VII of the Civil Rights Act of 1964, as amended, and the Wisconsin Fair Employment Act. Subsequent to removal of the case to federal court in the United States District Court for the Western District of Wisconsin, the Company resolved the matter for an amount that is immaterial to the Company’s financial statements as a whole.

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

6.

Income taxes

The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (”SFAS 109”).  Under SFAS 109, the asset and liability method is used for computing the future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.

Income tax reserves are determined using the methodology established by FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 requires companies to assess each income tax position taken using a two step approach.  A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities.  If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.

Subsequent to the February 3, 2007 adoption of FIN 48, the Company has elected to record income tax related interest and penalties as a component of the provision for income tax expense.

In the 13-week period ended May 4, 2007, the Internal Revenue Service completed an examination of the Company’s federal income tax returns through fiscal year 2003 resulting in a net income tax refund.  There are no unresolved issues related to this examination.  None of the Company’s federal income tax returns are currently under examination; however, fiscal years 2004 and later are still subject to possible examination by the Internal Revenue Service. The Company has various state income tax examinations that are currently in progress.  The estimated liability related to these state income tax examinations is included in the Company’s reserve for uncertain tax positions.  Generally, the Company’s tax years ended in 2004 and forward remain open for examination by the various state taxing authorities.

As of May 2, 2008, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $96.9 million, $21.0 million and $1.5 million, respectively.  Of this amount, $25.8 million and $85.2 million are reflected in current liabilities as accrued expenses and other and in noncurrent other liabilities, respectively, in the condensed consolidated balance sheet with the remaining $8.4 million reducing deferred tax assets related to net operating loss carry forwards.  The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $64.2 million in the coming twelve months principally as a result of the settlement of currently ongoing state income tax examinations and the anticipated filing of an income tax accounting method change request that is expected to resolve certain uncertainties related to accounting methods employed by the Company.  The reasonably possible change of $64.2 million is included in both current liabilities ($22.4 million) and other noncurrent liabilities ($41.8 million) in the condensed consolidated balance sheet as of May 2, 2008. Also, as of May 2, 2008, approximately $0.6 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended May 2, 2008 was 44.5% or 11.9% higher than the rate of 32.6% for the 13-week period ended May 4, 2007.  The increase in the effective income tax rate is due principally to the reduction in income tax reserves during the 2007 period related to the favorable resolution of certain income tax audits that did not recur in the 2008 period and the unfavorable impact on the effective tax rate in 2008 of a relatively fixed expense (principally income tax related interest expense) being divided by a decreased level of income before tax to determine the effective tax rate.

7.

Segment reporting

The Company manages its business on the basis of one reportable segment.  As of May 2, 2008, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary, the assets and revenues of which are not material.  The following net sales data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Successor	Predecessor

	13 Weeks Ended
(In thousands)	May 2, 2008	May 4, 2007
Classes of similar products:
Highly consumable	$1,680,895	$1,523,793
Seasonal	322,126	336,449
Home products	204,493	215,046
Basic clothing	195,984	199,979
Net sales	$2,403,498	$2,275,267

8.

Related party transactions

The Company is party to a monitoring agreement with an affiliate of KKR and with Goldman Sachs & Co. pursuant to which those entities provide management and advisory services to the Company. Under the terms of the monitoring agreement, among other things, the Company is obligated to pay to those entities an aggregate annual management fee payable in arrears at the end of each calendar quarter plus all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement upon request.  The fees incurred for the Successor period ended May 2, 2008 totaled $1.3 million.  The management fee will be $5.3 million in 2008 and increases at a rate of 5% per year.

The Company utilizes Capstone Consulting, LLC, a team of executives who work exclusively with KKR portfolio companies providing certain consulting services.  The Chief Executive Officer of Capstone serves on the Company’s Board.  Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, prior to January 1, 2007, KKR had provided financing to Capstone.  The aggregate fees incurred for Capstone services for the Successor period ended May 2, 2008 totaled $0.9 million.

9.

Subsequent event

In recent years, pursuant to state regulatory requirements, the Company’s South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), has held cash and cash equivalents and investments balances so as to maintain a percentage of ARIC’s liability and equity balances (primarily insurance liabilities) in the form of certain specified types of assets.  As a result, these investments have not been available for general corporate purposes. In May 2008, the Company received notice that the state of South Carolina had agreed to a change in these regulatory requirements for a portion of these investments. For that portion, the Company has changed its classification of these investments in its May 2, 2008 condensed consolidated balance sheet from held-to-maturity to available-for-sale, which had no material effect on the valuation of these investments.  In addition, $38.3 million of short-term investments reflected on the Company’s condensed consolidated balance sheet as of May 2, 2008 previously would have been reflected as long-term.

10.

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

SUCCESSOR	May 2, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$8,450	$71,720	$35,734	$-	$115,904
Short-term investments	-	-	48,571	-	48,571
Merchandise inventories	-	1,317,097	-	-	1,317,097
Income tax receivable	56,225	-	179	(22,591)	33,813
Deferred income taxes	3,873	-	19,813	(8,439)	15,247
Prepaid expenses and other current assets	233,976	408,615	17,920	(596,003)	64,508
Total current assets	302,524	1,797,432	122,217	(627,033)	1,595,140
Net property and equipment	81,512	1,168,664	394	-	1,250,570
Goodwill	4,344,930	-	-	-	4,344,930
Intangible assets, net	9,800	1,349,290	-	-	1,359,090
Deferred income taxes	36,993	-	49,474	(86,467)	-
Other assets, net	2,743,239	110,992	66,949	(2,807,911)	113,269

Total assets	$7,518,998	$4,426,378	$239,034	$(3,521,411)	$8,662,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$2,830	$-	$-	$2,830
Accounts payable	371,184	807,540	135	(586,788)	592,071
Accrued expenses and other	111,205	200,579	54,345	(9,214)	356,915
Income taxes payable	-	23,564	1,951	(22,591)	2,924
Deferred income taxes	-	8,439	-	(8,439)	-
Total current liabilities	482,389	1,042,952	56,431	(627,032)	954,740
Long-term obligations	4,155,246	1,920,228	-	(1,899,353)	4,176,121
Deferred income taxes	-	576,502	-	(86,467)	490,035
Other liabilities	141,644	19,946	140,794	-	302,384

Redeemable common stock	9,112	-	-	-	9,112

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	277,740	23,753	100	(23,853)	277,740
Additional paid-in capital	2,482,409	653,711	19,900	(673,611)	2,482,409
Retained earnings	1,097	189,286	21,809	(211,095)	1,097
Accumulated other comprehensive loss	(30,639)	-	-	-	(30,639)
Total shareholders’ equity	2,730,607	866,750	41,809	(908,559)	2,730,607

Total liabilities and shareholders’ equity	$7,518,998	$4,426,378	$239,034	$(3,521,411)	$8,662,999

SUCCESSOR	February 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$8,320	$59,379	$32,510	$-	$100,209
Short-term investments	-	-	19,611	-	19,611
Merchandise inventories	-	1,288,661	-	-	1,288,661
Income tax receivable	102,273	-	-	(69,772)	32,501
Deferred income taxes	3,966	-	20,626	(7,295)	17,297
Prepaid expenses and other current assets	221,408	337,741	9,341	(509,025)	59,465
Total current assets	335,967	1,685,781	82,088	(586,092)	1,517,744
Net property and equipment	83,658	1,190,131	456	-	1,274,245
Goodwill	4,344,930	-	-	-	4,344,930
Intangible assets, net	10,911	1,359,646	-	-	1,370,557
Deferred income taxes	43,890	-	47,067	(90,957)	-
Other assets, net	2,629,967	1,652	111,597	(2,594,261)	148,955

Total assets	$7,449,323	$4,237,210	$241,208	$(3,271,310)	$8,656,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$3,246	$-	$-	$3,246
Accounts payable	253,477	736,844	40	(439,321)	551,040
Accrued expenses and other	62,957	188,877	55,185	(6,063)	300,956
Income taxes payable	-	59,264	13,507	(69,772)	2,999
Total current liabilities	316,434	988,231	68,732	(515,156)	858,241
Long-term obligations	4,257,250	1,837,715	-	(1,816,209)	4,278,756
Deferred income taxes	-	584,976	-	(98,251)	486,725
Other liabilities	162,644	21,191	135,879	-	319,714

Redeemable common stock	9,122	-	-	-	9,122

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	277,741	23,753	100	(23,853)	277,741
Additional paid-in capital	2,480,062	653,711	19,900	(673,611)	2,480,062
Retained earnings (accumulated deficit)	(4,818)	127,633	16,597	(144,230)	(4,818)
Accumulated other comprehensive loss	(49,112)	-	-	-	(49,112)
Total shareholders’ equity	2,703,873	805,097	36,597	(841,694)	2,703,873

Total liabilities and shareholders’ equity	$7,449,323	$4,237,210	$241,208	$(3,271,310)	$8,656,431

SUCCESSOR	For the 13 weeks ended May 2, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$50,075	$2,403,498	$22,971	$(73,046)	$2,403,498
Cost of goods sold	-	1,710,421	-	-	1,710,421
Gross profit	50,075	693,077	22,971	(73,046)	693,077
Selling, general and administrative	46,778	587,972	20,800	(73,046)	582,504
Operating profit	3,297	105,105	2,171	-	110,573
Interest income	(16,582)	(8,679)	(3,136)	27,440	(957)
Interest expense	109,195	19,112	4	(27,440)	100,871
Income (loss) before income taxes	(89,316)	94,672	5,303	-	10,659
Income taxes	(28,367)	33,019	91	-	4,743
Equity in subsidiaries’ earnings, net of taxes	66,865	-	-	(66,865)	-
Net income	$5,916	$61,653	$5,212	$(66,865)	$5,916

PREDECESSOR	For the 13 weeks ended May 4, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$53,535	$2,275,267	$26,723	$(80,258)	$2,275,267
Cost of goods sold	-	1,642,207	-	-	1,642,207
Gross profit	53,535	633,060	26,723	(80,258)	633,060
Selling, general and administrative	45,440	592,175	20,335	(80,258)	577,692
Operating profit	8,095	40,885	6,388	-	55,368
Interest income	(32,767)	(8,440)	(3,290)	41,924	(2,573)
Interest expense	13,184	34,907	-	(41,924)	6,167
Income before income taxes	27,678	14,418	9,678	-	51,774
Income taxes	12,342	1,372	3,185	-	16,899
Equity in subsidiaries’ earnings, net of taxes	19,539	-	-	(19,539)	-
Net income	$34,875	$13,046	$6,493	$(19,539)	$34,875

SUCCESSOR	For the 13 weeks ended May 2, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$5,916	$61,653	$5,212	$(66,865)	$5,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,737	52,605	64	-	61,406
Deferred income taxes	(3,970)	(36)	(1,594)	-	(5,600)
Noncash share-based compensation	2,346	-	-	-	2,346
Equity in subsidiaries’ earnings, net	(66,865)	-	-	66,865	-
Change in operating assets and liabilities:
Merchandise inventories	-	(28,436)	-	-	(28,436)
Prepaid expenses and other current assets	77	(3,657)	35	-	(3,545)
Accounts payable	4,331	48,433	96	-	52,860
Accrued expenses and other	56,411	7,411	4,075	-	67,897
Income taxes	46,048	(35,700)	(11,735)	-	(1,387)
Other	1,092	(900)	(88)	-	104
Net cash provided by (used in) operating activities	54,123	101,373	(3,935)	-	151,561
Cash flows from investing activities:
Purchases of property and equipment	(2,847)	(32,524)	(2)	-	(35,373)
Purchases of short-term investments	-	-	(9,903)	-	(9,903)
Sales of short-term investments	-	-	12,976	-	12,976
Proceeds from sale of property and equipment	-	94	-	-	94
Net cash provided by (used in) investing activities	(2,847)	(32,430)	3,071	-	(32,206)
Cash flows from financing activities:
Borrowings under revolving credit facility	-	-	-	-	-
Repayments of borrowings under revolving credit facility	(102,500)	-	-	-	(102,500)
Repayments of long-term obligations	-	(1,045)	-	-	(1,045)
Repurchase of common stock	(10)	-	-	-	(10)
Changes in intercompany note balances, net	51,469	(55,557)	4,088	-	-
Other financing activities	(105)	-	-	-	(105)
Net cash provided by (used in) financing activities	(51,146)	(56,602)	4,088	-	(103,660)
Net increase in cash and cash equivalents	130	12,341	3,224	-	15,695
Cash and cash equivalents, beginning of period	8,320	59,379	32,510	-	100,209
Cash and cash equivalents, end of period	$8,450	$71,720	$35,734	$-	$115,904

PREDECESSOR	For the 13 Weeks ended May 4, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$34,875	$13,046	$6,493	$(19,539)	$34,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,448	44,948	55	-	50,451
Deferred income taxes	(4,158)	3,780	(4,570)	-	(4,948)
Noncash share-based compensation	3,469	-	-	-	3,469
Tax benefit from stock option exercises	(3,529)	-	-	-	(3,529)
Equity in subsidiaries’ earnings, net	(19,539)	-	-	19,539	-
Change in operating assets and liabilities:
Merchandise inventories	-	(11,977)	-	-	(11,977)
Prepaid expenses and other current assets	(764)	208	4	-	(552)
Accounts payable	(3,913)	(58,959)	2	-	(62,870)
Accrued expenses and other	4,868	17,162	3,617	-	25,647
Income taxes	(12,638)	3,533	7,369	-	(1,736)
Other	(486)	1,018	(76)	-	456
Net cash provided by operating activities	3,633	12,759	12,894	-	29,286
Cash flows from investing activities:
Purchases of property and equipment	(3,849)	(30,208)	(44)	-	(34,101)
Sales of short-term investments	-	-	6,000	-	6,000
Purchases of long-term investments	-	-	(5,670)	-	(5,670)
Proceeds from sale of property and equipment	50	119	-	-	169
Net cash provided by (used in) investing activities	(3,799)	(30,089)	286	-	(33,602)
Cash flows from financing activities:
Repayments of long-term obligations	(138)	(2,515)	-	-	(2,653)
Payment of cash dividends	(15,712)	-	-	-	(15,712)
Proceeds from exercise of stock options	34,281	-	-	-	34,281
Changes in intercompany note balances, net	(22,571)	24,894	(2,323)	-	-
Tax benefit of stock options	3,529	-	-	-	3,529
Net cash provided by (used in) financing activities	(611)	22,379	(2,323)	-	19,445
Net increase (decrease) in cash and cash equivalents	(777)	5,049	10,857	-	15,129
Cash and cash equivalents, beginning of period	114,310	58,106	16,872	-	189,288
Cash and cash equivalents, end of period	$113,533	$63,155	$27,729	$-	$204,417

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Accounting Periods.  We follow the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2008 and 2007, which represent 52-week fiscal years ending or ended January 30, 2009 and February 1, 2008, respectively.  Consequently, references to quarterly accounting periods for 2008 and 2007 contained herein refer to 13-week accounting periods.

Seasonality. The nature of our business is seasonal to a certain extent.  Primarily because of sales of holiday-related merchandise, sales in the fourth quarter have historically been higher than sales achieved in each of the first three quarters of the fiscal year.  Expenses and, to a greater extent, operating income, vary by quarter.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.  Furthermore, the seasonal nature of our business may affect comparisons between periods.

Merger with KKR.  We were acquired on July 6, 2007 through a merger accounted for as a reverse acquisition (the “Merger”). As a result of the Merger, we are a subsidiary of Buck Holdings, L.P. (“Parent”), a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR”). KKR, GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), Citi Private Equity, Wellington Management Company, LLP, CPP Investment Board (USRE II) Inc. and other equity co-investors (collectively, the “Investors”) indirectly own a substantial portion of our capital stock through their investment in Parent. The Company continued as the same legal entity after the Merger.

The condensed consolidated financial statements for the 2008 13-week period, referred to as the “Successor” period, included in this quarterly report, reflect the impact of the Merger and the resulting application of purchase accounting and a new basis of accounting which began on July 7, 2007.   The condensed consolidated financial statements for the 2007 13-week period are referred to as the “Predecessor.”

Purpose of Discussion. We intend for this discussion to provide the reader with information that will assist in understanding our company and the critical economic factors that affect our company. In addition, this discussion further explains our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying condensed consolidated financial statements and the notes thereto. It also should be read in conjunction with the disclosure set forth under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with over 8,200 stores located in 35 states, primarily in the southern, southwestern, midwestern and eastern United States. We serve a broad customer base and offer a focused assortment of everyday items, including basic consumable merchandise and other home, apparel and seasonal products. A majority of our products are priced at $10 or less and approximately 30% of our products are priced at $1 or less. We seek to offer a compelling value proposition for our customers based on convenient store locations, easy in and out shopping and quality merchandise at highly competitive prices. We believe our combination of value and convenience distinguishes us from other discount, convenience and drugstore retailers, who typically focus on either value or convenience. As indicated by our historical annual and 2008 first quarter same-stores sales growth, we believe our business model is resilient in both strong and challenging economic environments.

In late 2006, we launched certain strategic operating initiatives aimed at improving our long-term financial performance. Our actions included the closing of 403 under-performing stores, a slowdown in our new store growth plans, and the elimination of our longtime practice of packing away inventories at the end of each season to be sold in future years.  In fiscal 2007, we completed the implementation of these initial actions.  Working with new ownership, we further developed our merchandising and real estate strategies, including the closing of an additional 60 stores, and clearly defined our go-forward operating priorities. Our first quarter 2007 operating results included significant transition costs as we closed stores and eliminated packaway inventories. We are now keenly focused on executing our priorities, which are to: 1) drive productive sales growth; 2) increase gross margins; 3) leverage process improvements and information technology to reduce costs; and 4) strengthen and expand Dollar General’s culture of “serving others.”

Each of our key financial metrics for the first quarter of 2008 reflects improved performance over the comparable 2007 period as follows:

•

Same-store sales for the quarter increased 5.4% compared with the prior year period, with sales per square foot increasing 4.8%.

•

Gross profit, as a percentage of sales, increased to 28.8% compared to 27.8% in the 2007 period as a result of lower markdowns and improvements in shrink and damages. Logistics efficiencies and other cost savings in the supply chain substantially mitigated the impact of higher than anticipated fuel costs.

•

Inventory turnover improved to 5.0 times on a rolling four-quarter basis compared to 4.3 times for the corresponding previous year period.

•

Cash flow from operating activities was $151.6 million, compared to $29.3 million in the 2007 first quarter, primarily reflecting improved accounts payable terms and management.

We believe that our merchandising and operating initiatives, in addition to aiding improvement in our financial performance (including shrink), have contributed to a decrease in employee turnover and a dramatic improvement in the overall appearance of our stores. We continue to move forward with our pricing and private label initiatives, and our enhanced merchandising analysis tools are giving us a better platform for decision-making.

In the 2008 first quarter, we opened 73 new stores, relocated 23 stores, remodeled 102 stores and closed 2 stores. We remain on track to open a total of 200 new stores and to remodel or relocate 400 stores in fiscal 2008. As of May 2, 2008, we operated 8,265 stores in 35 states.

The above discussion is a summary only.  Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

The following table contains results of operations data for the first 13 weeks of each of 2008 and 2007, and the dollar and percentage variances among those periods:

	Successor	Predecessor

	13 Weeks Ended		2008 vs. 2007
(amounts in millions)	May 2, 2008	May 4, 2007	Amount change	% change
Net sales by category:
Highly consumable	$1,680.9	$1,523.8	$157.1	10.3%
% of net sales	69.94%	66.97%
Seasonal	322.1	336.4	(14.3)	(4.3)
% of net sales	13.40%	14.79%
Home products	204.5	215.0	(10.6)	(4.9)
% of net sales	8.51%	9.45%
Basic clothing	196.0	200.0	(4.0)	(2.0)
% of net sales	8.15%	8.79%
Net sales	$2,403.5	$2,275.3	$128.2	5.6%
Cost of goods sold	1,710.4	1,642.2	68.2	4.2
% of net sales	71.16%	72.18%
Gross profit	693.1	633.1	60.0	9.5
% of net sales	28.84%	27.82%
Selling, general and administrative	582.5	577.7	4.8	0.8
% of net sales	24.24%	25.39%
Operating profit	110.6	55.4	55.2	99.7
% of net sales	4.60%	2.43%
Interest income	(1.0)	(2.6)	1.6	(62.8)
% of net sales	(0.04)%	(0.11)%
Interest expense	100.9	6.2	94.7	NM
% of net sales	4.20%	0.27%
Income before income taxes	10.7	51.8	(41.1)	(79.4)
% of net sales	0.44%	2.28%
Income taxes	4.7	16.9	(12.2)	(71.9)
% of net sales	0.20%	0.74%
Net income	$5.9	$34.9	$(29.0)	(83.0)%
% of net sales	0.25%	1.53%

13 WEEKS ENDED MAY 2, 2008 AND MAY 4, 2007

Net Sales. The 5.6% net sales increase over the 2007 period primarily was attributable to our 5.4% same-store sales increase.  Same-store sales, which includes those stores that have been open at least 13 full fiscal months and remain open at the end of the reporting period, were positively impacted by increases in the number of customer transactions and the average dollar value of transactions during the period. We believe the increase in sales of highly consumables, which drove the same-store sales increase, resulted from our merchandising and store operations initiatives and from favorable customer response to our convenience and value during the current challenging economic environment. While we believe our overall sales benefited during the quarter as customers sought to save money as a result of the current economic downturn, we also believe our mix of sales in the quarter, which included significant increases in highly consumables, partially offset by sales declines in our three higher margin categories, partially resulted from this economic pressure on the discretionary spending of our customers. We continue to focus our efforts on meeting our customers’ consumables needs and becoming more trend relevant in home, seasonal and basic clothing merchandise.

Gross Profit. Lower markdowns and improvements in shrink and damages primarily were responsible for the 2008 gross profit increase as a percentage of sales. Improved distribution logistics efficiencies somewhat mitigated increased fuel costs. In the 2007 period, the gross profit rate was unfavorably impacted by markdowns related to the inventory reduction strategies discussed above, which were partially offset by a reduction of our lower of cost or market inventory impairment estimate for that period.

SG&A Expense.  SG&A expense increased $4.8 million, or 0.8%, in the 2008 period as compared to the 2007 period, and decreased as a percentage of sales to 24.2% in the 2008 period from 25.4% in the 2007 period. The following items represent the more significant changes in SG&A, as a percentage of sales, between the periods. The 2008 period includes $10.3 million related to amortization of leasehold intangibles capitalized in connection with purchase accounting, $6.8 million of severance and related costs resulting from management changes, and approximately $2.2 million relating to the Company’s new ownership, including monitoring, consulting and legal fees. SG&A in the 2007 period included $29.3 million related to strategic real estate initiatives, including lease contract termination costs, incremental store labor and other expenses associated with the closing of 153 stores in the quarter, and $5.6 million of expenses, primarily legal and consulting fees, associated with the proposed Merger. In addition, advertising expense and administrative salaries decreased as a percentage of sales in the 2008 period.

Interest Expense.  The interest expense increase was due to interest on long-term obligations incurred to finance the Merger. See further discussion under “Liquidity and Capital Resources” below.

Income Taxes. The effective income tax rate for the 2008 period was 44.5%, or 11.9% higher than the rate of 32.6% for the 2007 period.  This rate increase is due principally to a reduction in income tax reserves during the 2007 period related to the favorable resolution of certain income tax audits that did not recur in the 2008 period and to the unfavorable impact on the effective tax rate in 2008 of a relatively fixed expense (principally income tax related interest expense) being divided by a decreased level of income before tax to determine the effective tax rate.

Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We plan to adopt SFAS 162 once it is effective, and we are in the process of determining the potential impact of this standard on our financial statements.

Recently Adopted Accounting Standard

We adopted the provisions of SFAS 157, “Fair Value Measurements” effective February 2, 2008.  The adoption resulted in a $4.7 million decrease in liability balances associated with interest rate swaps that we use in an attempt to manage interest rate risk, with the offset reflected in other comprehensive income.

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $3.425 billion. The Credit Facilities consist of a $2.3 billion senior secured term loan facility and a senior secured asset-based revolving credit facility of up to $1.125 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The asset-based revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

The agreements governing the Credit Facilities provide that we have the right at any time to request up to $325.0 million of incremental commitments under one or more incremental term loan facilities and/or asset-based revolving credit facilities. The lenders under these facilities are not under any obligation to provide any such incremental commitments and any such addition of or increase in commitments will be subject to our not exceeding certain senior secured leverage ratios and certain other customary conditions precedent.  Our ability to obtain extensions of credit under these incremental commitments also will be subject to the same conditions as extensions of credit under the Credit Facilities.

The amount from time to time available under the asset-based revolving credit facility (including in respect of letters of credit) is subject to certain borrowing base limitations. The asset-based revolving credit facility includes a “last out” tranche in respect of which we may borrow up to a maximum amount of $125.0 million.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate).  The applicable margin for borrowings is (i) under the term loan facility, 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings and (ii) as of May 2, 2008 under the asset-based revolving credit facility (except in the last out tranche described above), 1.25% with respect to LIBOR borrowings and 0.25% with respect to base-rate borrowings and for any last out borrowings, 2.25% with respect to LIBOR borrowings and 1.25% with respect to base-rate borrowings.  The applicable margins for borrowings under the asset-based revolving credit facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the asset-based revolving credit facility. We also are required to pay a commitment fee to the lenders under the asset-based revolving credit facility in respect of the unutilized commitments thereunder. At May

2, 2008, the commitment fee rate was 0.375% per annum. We also must pay customary letter of credit fees.

The senior secured credit agreement for the term loan facility requires us to prepay outstanding term loans, subject to certain exceptions, with up to 50% of our annual excess cash flow (as defined in the credit agreement), the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property, and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement.

In addition, the senior secured credit agreement for the asset-based revolving credit facility requires us to prepay the asset-based revolving credit facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base.

We may be obligated to pay a prepayment premium on the amount repaid under the term loan facility if the term loans are voluntarily repaid in whole or in part before July 6, 2009. We may voluntarily repay outstanding loans under the asset-based revolving credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

At May 2, 2008, we had no borrowings, $24.4 million of commercial letters of credit, and $70.4 million of standby letters of credit outstanding under our asset-based revolving credit facility.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

We have $1,175.0 million aggregate principal amount of 10.625% senior notes due 2015 (the “senior notes”) outstanding, which mature on July 15, 2015, pursuant to an indenture dated as of July 6, 2007 (the “senior indenture”), and $700 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “senior subordinated notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture”). The senior notes and the senior subordinated notes are collectively referred to herein as the “notes.” The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures.” We may redeem some or all of the notes at any time at redemption prices described or set forth in the indentures.

The initial payment of interest on the notes was made on January 15, 2008 and interest is payable on January 15 and July 15 of each year. Interest on the senior notes is payable in cash. Cash interest on the senior subordinated notes accrues at a rate of 11.875% per annum, and PIK interest (as that term is defined below) accrues at a rate of 12.625% per annum. The initial interest payment on the senior subordinated notes was payable in cash. For any interest period thereafter through July 15, 2011, we may elect to pay interest on the senior subordinated notes (i) in cash, (ii) by increasing the principal amount of the senior subordinated notes or issuing new senior subordinated notes (“PIK interest”) or (iii) by paying interest on half of the principal amount of the senior subordinated notes in cash interest and half in PIK interest. After July 15, 2011, all interest on the senior subordinated notes will be payable in cash.

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities.  This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of May 2, 2008, this ratio was 3.1 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents.  EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

Our presentation of EBITDA and Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information about the calculation of this financial ratio in the Credit Facilities. Adjusted EBITDA is a material component of this ratio. Specifically, non-compliance with the senior secured indebtedness ratio contained in our Credit Facilities could prohibit us from being able to incur additional secured indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, to make investments, to incur liens and to make certain restricted payments.

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13 Weeks Ended		52 Weeks Ended	52 Weeks Ended
(in millions)	May 2, 2008	May 4, 2007	February 1, 2008	May 2, 2008
Net income (loss)	$5.9	$34.9	$(12.8)	$(41.8)
Add (subtract):
Interest income	(1.0)	(2.6)	(8.8)	(7.2)
Interest expense	100.9	6.2	263.2	357.9
Depreciation and amortization	58.3	50.5	226.4	234.2
Income taxes	4.7	16.9	10.2	(2.0)
EBITDA	168.8	105.9	478.2	541.1

Adjustments:
Transaction and related costs	-	5.6	102.6	97.0
Loss on debt retirements, net	-	-	1.2	1.2
Loss on interest rate swaps	0.3	-	2.4	2.7
Contingent loss on distribution center leases	-	-	12.0	12.0
Impact of markdowns related to inventory clearance activities, including LCM adjustments, net of purchase accounting adjustments	1.3	(3.9)	5.7	10.9
SG&A related to store closing and inventory clearance activities	-	29.3	54.0	24.7
Operating losses (cash) of stores to be closed	-	5.3	10.5	5.2
Monitoring and consulting fees to affiliates	2.2	-	4.8	7.0
Stock option and restricted stock unit expense	2.3	-	6.5	8.8
Indirect merger-related costs	7.8	-	4.6	12.4
Other	-	0.7	1.0	0.3
Total Adjustments	13.9	37.0	205.3	182.2

Adjusted EBITDA	$182.7	$142.9	$683.5	$723.3

Current Financial Condition / Recent Developments

At May 2, 2008, we had total outstanding debt (including the current portion of long-term obligations) of approximately $4.18 billion. We had $865.7 million available for borrowing under our senior secured asset-based revolving credit facility at that date.  Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Our inventory balance represented approximately 45% of our total assets exclusive of goodwill and other intangible assets as of May 2, 2008. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. We have made more efficient inventory management a strategic priority.

In recent years, pursuant to state regulatory requirements, our South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), has held cash and cash equivalents and investments balances so as to maintain a percentage of ARIC’s liability and equity balances (primarily insurance liabilities) in the form of certain specified types of assets. As a result, these investments have not been available for general corporate purposes. In May 2008, we received notice that the state of South Carolina had agreed to a change in these regulatory requirements for a portion of these investments. For that portion, we have changed the classification of these investments from held-to-maturity to available-for-sale, which had no material effect on the valuation of these investments. These actions have resulted in $38.3 million of additional short-term investments, increasing our liquidity.

As described in Note 5 to the condensed consolidated financial statements, we are involved in the restructuring of certain leases as well as a number of legal actions and claims, some of which could potentially result in material cash payments.  Adverse developments in those restructuring efforts or actions could materially and adversely affect our liquidity.  We also have certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates.” Future negative developments could have a material adverse effect on our liquidity.

We may seek, from time to time, to retire the notes (as defined above) through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash flows from operating activities.  The most significant components of the change in cash flows from operating activities in the 2008 period as compared to the 2007 period were working capital in general and accounts payable in particular. Accounts payable balances increased by $52.9 million in the 2008 period compared to a reduction of $62.9 million in the 2007 period as a result of our implementation of initiatives to aggressively manage our payables and improve payment terms. We are also closely monitoring our inventory balances, which increased by 2% overall during the first quarter of 2008 compared to a 1% overall increase during the first quarter of 2007. Inventory levels in the highly consumable category increased by 3% in the 2008 period compared to a 2% increase in the 2007 period; the seasonal category increased by 3% in the 2008 period compared to a 2% increase in the 2007 period; the home products category declined by 3% in the 2008 period compared to a 7% decline in the 2007 period; and basic clothing increased by 2% in the 2008 period compared to an increase of less than 1% in the 2007 period. The decline in net income in the 2008 period as compared to the 2007 period, as described in more detail above, partially offset the increases in cash flows related to changes in working capital.

Cash flows from investing activities.  Significant components of property and equipment purchases in the 2008 period included the following approximate amounts: $15 million for improvements and upgrades to existing stores; $7 million for remodels and relocations of existing stores; $6 million for new stores; $4 million for distribution and transportation-related capital expenditures; and $3 million for systems-related capital projects.  During the 2008 period, we opened 73 new stores and remodeled or relocated 125 stores.

Significant components of property and equipment purchases in the 2007 period included the following approximate amounts: $15 million for new stores; $5 million for improvements and upgrades to existing stores; $3 million for distribution and transportation-related capital expenditures; and $2 million for systems-related capital projects.  During the 2007 period, we opened 124 new stores and remodeled or relocated 40 stores.

Purchases and sales of short-term investments of $9.9 million and $13.0 million, respectively, during the 2008 period, and sales of short-term investments of $6.0 million and purchases of long-term investments of $5.7 million during the 2007 period relate primarily to ARIC.

Capital expenditures for the 2008 fiscal year are projected to be approximately $200 to $220 million.  We anticipate funding our 2008 capital requirements with cash flows from operations and our asset-based revolving credit facility, if necessary.

Cash flows from financing activities.  We had no borrowings, and repayments of $102.5 million, under our asset-based revolving credit facility in the 2008 period. We had no borrowings or repayments under our prior credit facility in the 2007 period. We paid cash dividends of $15.7 million, or $0.05 per share, on outstanding common stock during the 2007 period, offset by proceeds from the exercise of stock options of $34.3 million during the 2007 period.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  In addition to the estimates presented below, there are other items within our financial statements that require estimation, but are not deemed critical as defined below. We believe these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

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

Goodwill and Indefinite-Lived Intangible Assets. Under SFAS 142, “Goodwill and Other Intangible Assets,” we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. Significant judgments required in this testing process may include projecting future cash flows, determining appropriate discount rates and other assumptions. Projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value or impairment. Future indicators of impairment could result in an asset impairment charge.

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

Impairment of Long-lived Assets. We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment stores open more than two years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based primarily upon future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value in accordance with U.S. GAAP.

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

Contingent Liabilities - Legal Matters. We are subject to legal, regulatory and other proceedings and claims. We establish liabilities as appropriate for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in our financial statements and SEC filings, management’s view of our exposure. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. We re-evaluate these assessments on a quarterly basis or as new and significant information becomes available to determine whether a liability should be established or if any existing liability should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded liability. In addition, because it is not permissible under U.S. GAAP to establish a litigation liability until the loss is both probable and estimable, in some cases there may be insufficient time to establish a liability prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). See Note 5 to the condensed consolidated financial statements.

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

Derivative Financial Instruments. The valuation of our derivative financial instruments is determined using valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using a methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.  To adjust the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. These valuation techniques and the related inputs include estimates and  assumptions which are judgmental, and in some cases, based on forecasts of future events. If these estimates and assumptions differ materially from actual experience, the resulting adjustments could be material to our future financial results.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008.

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended May 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information contained in Note 5 to the condensed consolidated financial statements under the heading “Legal Proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.

RISK FACTORS

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008.

ITEM 6.

EXHIBITS

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

“Forward-looking statements” within the meaning of the federal securities laws are included throughout this report, particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. You can identify these statements because they are not solely statements of historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions that concern our strategy, plans or intentions. For example, all statements relating to our estimated and projected earnings, costs, expenditures, cash flows, financial results and liquidity, our plans and objectives for future operations, growth or initiatives, the expected outcome or impact of pending or threatened litigation, and expectations regarding a possible reduction in the reserve for uncertain tax positions are forward-looking statements.

All forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the impact of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation, increased competition; consumer demand, spending patterns and debt levels; changing wages, health care, other benefit, and insurance costs; general economic conditions; fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, and utilities costs; the ability to hire and retain effective employees; our ability to timely open, remodel or relocate stores; interest rate fluctuations; capital market conditions; risks and challenges in connection with sourcing merchandise from domestic and international vendors; disruptions in the supply chain; the level of success of initiatives; the outbreak of war or pandemics; geopolitical events or conditions; natural disasters; weather conditions; regulatory matters; the cost of goods; seasonality; the factors disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2008; the factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”); and other factors. All written and oral forward-looking statements are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate all of our forward-looking statements in the context of these risks and uncertainties.

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

DOLLAR GENERAL CORPORATION

Date: June 16, 2008	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Dollar General Corporation 2008 Teamshare Bonus Program for Named Executive Officers.

10.2

Letter Agreement dated April 9, 2008 between Dollar General Corporation and David L. Beré (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 9, 2008, filed with the SEC on April 10, 2008 (file no. 001-11421)).

10.3

First Amendment to Employment Agreement with David M. Tehle, dated as of May 9, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 9, 2008, filed with the SEC on May 15, 2008 (file no. 001-11421)).

10.4

First Amendment to Employment Agreement with Kathleen R. Guion, dated as of May 9, 2008 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 9, 2008, filed with the SEC on May 15, 2008 (file no. 001-11421)).

10.5

First Amendment to Employment Agreement with Challis M. Lowe, dated as of May 9, 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 9, 2008, filed with the SEC on May 15, 2008 (file no. 001-11421)).

10.6

Addendum to Employment Agreement with Challis M. Lowe, dated as of May 14, 2008 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated May 9, 2008, filed with the SEC on May 15, 2008 (file no. 001-11421)).

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.