Form 10-Q
period 2008-08-01
DOLLAR GENERAL CORP
filed 2008-09-03
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2008

Commission File Number: 001-11421

DOLLAR GENERAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

TENNESSEE (State or other jurisdiction of incorporation or organization)	61-0502302 (I.R.S. Employer Identification No.)

100 MISSION RIDGE GOODLETTSVILLE, TN 37072 (Address of principal executive offices, zip code)

(615) 855-4000 (Registrant’s telephone number, including area code)

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

The Registrant had 555,876,560 shares of common stock, $0.50 par value per share, outstanding as of August 29, 2008.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 1, 2008	February 1, 2008
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$261,630	$100,209
Short-term investments	2,597	19,611
Merchandise inventories	1,490,063	1,288,661
Income taxes receivable	12,829	32,501
Deferred income taxes	17,395	17,297
Prepaid expenses and other current assets	68,287	59,465
Total current assets	1,852,801	1,517,744
Net property and equipment	1,266,722	1,274,245
Goodwill	4,344,930	4,344,930
Intangible assets, net	1,347,948	1,370,557
Other assets, net	97,389	148,955
Total assets	$8,909,790	$8,656,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$2,999	$3,246
Accounts payable	818,246	551,040
Accrued expenses and other	341,728	300,956
Income taxes payable	1,744	2,999
Total current liabilities	1,164,717	858,241
Long-term obligations	4,177,610	4,278,756
Deferred income taxes	483,867	486,725
Other liabilities	305,636	319,714

Redeemable common stock	11,157	9,122

Shareholders’ equity:
Preferred stock	-	-
Common stock	277,712	277,741
Additional paid-in capital	2,484,606	2,480,062
Retained earnings (accumulated deficit)	28,816	(4,818)
Accumulated other comprehensive loss	(24,331)	(49,112)
Total shareholders’ equity	2,766,803	2,703,873
Total liabilities and shareholders’ equity	$8,909,790	$8,656,431

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Successor		Predecessor
	13-weeks ended August 1, 2008	July 7, 2007 through August 3, 2007 (a)	May 5, 2007 through July 6, 2007
Net sales	$2,609,384	$699,078	$1,648,486
Cost of goods sold	1,851,349	514,355	1,209,971
Gross profit	758,035	184,723	438,515
Selling, general and administrative	614,980	190,440	388,839
Transaction and related costs	-	308	95,791
Operating profit (loss)	143,055	(6,025)	(46,115)
Interest income	(1,217)	(1,033)	(2,473)
Interest expense	99,434	36,520	4,132
Other (income) expense	292	(567)	-
Income (loss) before income taxes	44,546	(40,945)	(47,774)
Income tax expense (benefit)	16,828	(14,995)	(4,906)
Net income (loss)	$27,718	$(25,950)	$(42,868)

(a)

Includes the results of operations of Buck Acquisition Corp. for the period from May 5, 2007 through July 6, 2007, prior to its merger with and into Dollar General Corporation (reflecting the change in fair value of interest rate swaps), and the post-merger results of Dollar General Corporation for the period from July 7, 2007 through August 3, 2007. See Note 1.

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Successor		Predecessor
	26-weeks ended August 1, 2008	July 7, 2007 through August 3, 2007 (a)	February 3, 2007 through July 6, 2007
Net sales	$5,012,882	$699,078	$3,923,753
Cost of goods sold	3,561,770	514,355	2,852,178
Gross profit	1,451,112	184,723	1,071,575
Selling, general and administrative	1,197,186	190,440	960,930
Transaction and related costs	-	308	101,397
Operating profit (loss)	253,926	(6,025)	9,248
Interest income	(2,174)	(1,033)	(5,046)
Interest expense	200,305	36,520	10,299
Other (income) expense	590	1,448	-
Income (loss) before income taxes	55,205	(42,960)	3,995
Income tax expense (benefit)	21,571	(15,785)	11,993
Net income (loss)	$33,634	$(27,175)	$(7,998)

(a)

Includes the results of operations of Buck Acquisition Corp. for the period from March 6, 2007 (its formation) through July 6, 2007, prior to its merger with and into Dollar General Corporation (reflecting the change in fair value of interest rate swaps), and the post-merger results of Dollar General Corporation for the period from July 7, 2007 through August 3, 2007. See Note 1.

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor		Predecessor
	26-weeks ended August 1, 2008	July 7, 2007 through August 3, 2007 (a)	February 3, 2007 through July 6, 2007

Cash flows from operating activities:
Net income (loss)	$33,634	$(27,175)	$(7,998)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	122,023	25,575	83,917
Deferred income taxes	(18,208)	(14,378)	(20,874)
Noncash LIFO charge	16,037	-	-
Noncash share-based compensation	4,516	1,170	45,433
Tax benefit from stock option exercises	(475)	-	(3,927)
Noncash unrealized gain on interest rate swap	-	(4,739)	-
Change in operating assets and liabilities:
Merchandise inventories	(217,439)	(27,027)	16,424
Prepaid expenses and other current assets	(6,060)	(8,711)	(6,184)
Accounts payable	262,415	(28,439)	34,794
Accrued expenses and other liabilities	68,692	26,254	52,995
Income taxes	18,892	(2,188)	2,809
Other	12,497	15	4,557
Net cash provided by (used in) operating activities	296,524	(59,643)	201,946
Cash flows from investing activities:
Merger, net of cash acquired	-	(6,724,370)	-
Purchases of property and equipment	(80,100)	(11,400)	(56,153)
Purchases of short-term investments	(9,903)	-	(5,100)
Sales of short-term investments	58,950	1,000	9,505
Purchases of long-term investments	-	(4,662)	(15,754)
Proceeds from sale of property and equipment	683	162	620
Net cash used in investing activities	(30,370)	(6,739,270)	(66,882)
Cash flows from financing activities:
Issuance of common stock	-	2,765,443	-
Issuance of long-term obligations	-	4,176,817	-
Repayments of long-term obligations	(2,195)	(210,298)	(4,500)
Borrowings under revolving credit facilities	-	432,300	-
Repayments of borrowings under revolving credit facilities	(102,500)	(132,300)	-
Debt issuance costs	-	(109,379)	-
Payment of cash dividends	-	-	(15,710)
Proceeds from exercise of stock options	-	-	41,546
Repurchases of common stock	(513)	-	-
Tax benefit of stock options	475	-	3,927
Net cash provided by (used in) financing activities	(104,733)	6,922,583	25,263
Net increase in cash and cash equivalents	161,421	123,670	160,327
Cash and cash equivalents, beginning of period	100,209	-	189,288
Cash and cash equivalents, end of period	$261,630	$123,670	$349,615

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$25,240	$10,183	$13,544
Purchases of property and equipment under capital lease obligations	$2,314	$540	$1,036
Expiration of equity repurchase rights	$2,548	$-	$-
Exchange of shares and stock options in business combination	$-	$7,685	$-

(a)

Includes the results of operations of Buck Acquisition Corp. for the period from March 6, 2007 (its formation) through July 6, 2007, prior to its merger with and into Dollar General Corporation (reflecting the change in fair value of interest rate swaps), and the post-merger results of Dollar General Corporation for the period from July 7, 2007 through August 3, 2007. See Note 1.

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.  Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP or those normally made in the Company’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2008 for additional information.

The Company was acquired on July 6, 2007 through a merger with Buck Acquisition Corp. (“Buck”) accounted for as a reverse acquisition (the “Merger”). The Merger was funded primarily through debt financings and cash equity contributions from investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR”), GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), Citi Private Equity, Wellington Management Company, LLP, CPP Investment Board (USRE II) Inc. and other equity co-investors (collectively, the “Investors”). Although the Company continued as the same legal entity after the Merger, the accompanying condensed consolidated financial statements are presented for the “Predecessor” and “Successor” relating to the periods preceding and succeeding the Merger, respectively, as follows:

•

All periods presented for the Successor, including the 2008 periods, reflect the Merger of the Company and Buck, as a result of the Company applying purchase accounting and a new basis of accounting beginning on July 7, 2007.

•

The 2007 13-week period presented includes the Predecessor period of the Company from May 5, 2007 to July 6, 2007 and the post-Merger Successor period from July 7, 2007 to August 3, 2007. The consolidated financial statements for the Predecessor periods have been prepared using the pre-merger historical basis of accounting for the Company. As a result of purchase accounting, the pre-Merger and post-Merger financial results are not comparable.

•

The 2007 26-week period presented includes the Predecessor period of the Company from February 3, 2007 to July 6, 2007 and the post-Merger Successor period from July 7, 2007 to August 3, 2007.

•

The results of operations of Buck for the period from March 6, 2007 (its formation) to July 6, 2007 (prior to its merger with and into the Company on July 6, 2007) also are included in the condensed consolidated financial statements of the Successor for the periods described above, where applicable, as a result of certain derivative financial instruments entered into by Buck prior to the Merger as further described in Note 3. Prior to the Merger, Buck had no assets, liabilities, or operations other than the derivatives.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices.  In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position for the accounting periods presented for the Predecessor, Successor and Buck as described above, have been made. Because the Company’s business is moderately seasonal, the financial results for interim periods are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of February 1, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year and are thus subject to adjustment in the final year-end LIFO inventory valuation. As a result of commodity-related inflationary cost pressures experienced by the Company in the 13-week period ended August 1, 2008, and its expectations of continued inflation, the Company recorded a $16.0 million LIFO charge in the 13-week period ended August 1, 2008. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

As discussed in Note 3, effective February 2, 2008 the Company changed its accounting for the fair value of certain financial assets and liabilities in connection with the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” The adoption resulted in a $4.7 million decrease in liability balances associated with interest rate swaps that the Company uses to manage interest rate risk, with the offset reflected in other comprehensive income.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). SFAS 162 will be effective 60 days following the approval by the Securities and Exchange Commission (the “SEC”) of the Public Company Accounting Oversight Board (the “PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company plans to adopt SFAS 162 once it is effective and does not expect this standard to materially impact its financial statements.

2.

Comprehensive income (loss)

Comprehensive income (loss) consists of the following:

	Successor		Predecessor
(in thousands)	13- weeks ended August 1, 2008	July 7, 2007 through August 3, 2007 (a)	May 5, 2007 through July 6, 2007
Net income (loss)	$27,718	$(25,950)	$(42,868)
Unrealized net gain on hedged transactions, net of income taxes (see Note 3)	6,308	-	-
Reclassification of net loss on derivatives	-	-	30
Comprehensive income (loss)	$34,026	$(25,950)	$(42,838)

	Successor		Predecessor
(in thousands)	26-weeks ended August 1, 2008	July 7, 2007 through August 3, 2007 (b)	February 3, 2007 through July 6, 2007
Net income (loss)	$33,634	$(27,175)	$(7,998)
Unrealized net gain on hedged transactions, net of income taxes (see Note 3)	24,781	-	-
Reclassification of net loss on derivatives	-	-	76
Comprehensive income (loss)	$58,415	$(27,175)	$(7,922)

(a) Includes results of operations for Buck from May 5, 2007 through July 6, 2007. See Note 1.

(b) Includes results of operations for Buck from March 6, 2007 through July 6, 2007. See Note 1.

3.

Assets and liabilities measured at fair value

On February 2, 2008, the Company adopted components of SFAS No. 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. Accordingly, the standard does not require any new fair value measurements of reported balances.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

In April 2007, Buck entered into interest rate swaps, contingent upon the completion of the Merger, on a portion of the loans anticipated to result from the Merger. These swaps were designated as cash flow hedges in October 2007. As a result of these swaps, the Company is paying an all-in fixed interest rate of 7.683% on a notional amount equal to $1.46 billion as of August 1, 2008. As of August 3, 2007, the instruments had not been designated as hedges and, therefore, unrealized gains of $6.8 million and $4.7 million for the respective Successor periods ended August 3, 2007 have been recognized in Other (income) expense in the condensed consolidated statements of operations, reflecting the changes in fair value of the swaps.

In February 2008, the Company entered into an additional interest rate swap, which was designated as a cash flow hedge at its inception, resulting in the Company paying an all-in fixed interest rate of 5.58% on a notional amount of $350.0 million as of August 1, 2008. The Company uses interest rate swaps to manage its interest rate risk.

The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of August 1, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of August 1, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 1, 2008
Assets:
Available-for-sale securities (a)	$9,497	$-	$-	$9,497
Trading securities (b)	12,915	-	-	12,915
Derivative financial instruments (c)	-	318	-	318
Liabilities:
Derivative financial instruments (d)	-	43,078	-	43,078

(a)

Reflected in the condensed consolidated balance sheet as Cash and cash equivalents of $6,900 and Short-term investments of $2,597

(b)

Reflected in the condensed consolidated balance sheet as Other current assets of $1,972 and Other assets, net of $10,943.

(c)

Reflected in the condensed consolidated balance sheet as Other assets, net.

(d)

Reflected in the condensed consolidated balance sheet as Other (noncurrent) liabilities.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of August 1, 2008.

4.

Strategic initiatives

During 2006, the Company began implementing certain strategic initiatives related to its historical inventory management and real estate strategies, as more fully described below.

Inventory management

In 2006, the Company undertook an initiative to discontinue its historical inventory packaway model for virtually all merchandise by the end of fiscal 2007 and recorded a reserve for lower of cost or market inventory impairment estimates. This reserve was reduced by $13.8 million during 2007 prior to the Merger to account for sales of products with markdowns below cost, higher than anticipated shrink during the period, and adjustments to the estimates of the remaining below cost markdowns to be taken. In connection with this strategic change, the

Company incurred higher markdowns and writedowns on inventory in the 2007 Predecessor periods than in the comparable prior-year periods. As a result of the Merger and in accordance with SFAS 141, the Company’s inventory balances, including the inventory associated with this strategic change, were adjusted to fair value and the related reserve was eliminated.

Exit and disposal activities

In 2006 and 2007, the Company implemented plans to close, in addition to those stores that might be closed in the ordinary course of business, approximately 460 stores, all of which were closed by the end of fiscal 2007. Approximately 400 of such stores were closed as of August 1, 2007, and the Company incurred pretax costs of $31.0 million in the Predecessor period from February 3, 2007 through July 6, 2007, including $17.8 million of lease contract termination costs, $3.9 million of asset impairment and accelerated depreciation, $2.8 million of inventory liquidation fees, $0.9 million of inventory markdowns below cost, and $5.6 million of other associated costs. Additional amounts associated with these store closings recorded as purchase price adjustments in connection with the Merger totaled $15.3 million, including $12.3 million of lease contract termination costs, $0.9 million of asset impairment and accelerated depreciation, $0.7 million of inventory markdowns below cost, and $1.4 million of other associated costs.

All pretax costs recorded as expenses associated with exit and disposal activities are included in selling, general and administrative (“SG&A”) expenses with the exception of the below-cost inventory adjustments which were included in cost of goods sold in 2007.

Liability balances related to exit activities discussed above are as follows (in millions):

	Balance, February 1, 2008	2008 Expenses	2008 Payments and Other	Balance, August 1, 2008
Lease contract termination costs	$20.1	$0.2	$6.6	$13.7
Other associated store closing costs	1.0	-	0.7	0.3
Total	$21.1	$0.2	$7.3	$14.0

5.

Commitments and contingencies

Leases

The Merger and certain of the related financing transactions may be interpreted as giving rise to certain trigger events (which may include events of default) under leases for three of the Company’s distribution centers (“DCs”). While the Company does not believe such an interpretation would be appropriate under the terms of the leases, there is no guarantee that the Company will prevail on its position. In the event the Company does not prevail, the Company’s net cost of acquiring the underlying assets could approximate $112 million. At this time, the Company does not believe the resolution of such issues would result in the purchase of these DCs; however, the payments associated with such an outcome would have a negative impact on the Company’s liquidity. To minimize the uncertainty associated with such possible interpretations, the Company is negotiating the restructuring of these leases and the related underlying debt. The ultimate resolution of these negotiations may result in additional losses, which may be material.

Legal proceedings

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) (“Richter”) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff’s motion. On March 23, 2007, the court conditionally certified a nationwide class of individuals who worked for Dollar General as store managers since August 7, 2003. The number of persons who will be included in the class has not been determined, and the court has not approved the Notice that will be sent to the class.

On May 30, 2007, the court stayed all proceedings in the case, including the sending of the Notice, to evaluate, among other things, certain appeals currently pending in the Eleventh Circuit involving claims similar to those raised in this action. That stay has been extended through September 15, 2008. During the stay, the statute of limitations will be tolled for potential class members. At its conclusion, the court will determine whether to extend the stay or to permit this action to proceed. If the court ultimately permits Notice to issue, the Company will have an opportunity at the close of the discovery period to seek decertification of the class, and the Company expects to file such a motion.

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

At this time, it is not possible to predict whether the court ultimately will permit the Calvert action to proceed collectively under the Equal Pay Act or as a class under Title VII. However, the Company believes that the case is not appropriate for class or collective treatment and that its policies and practices comply with the Equal Pay Act and Title VII.  The Company intends to vigorously defend the action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. If the Company is not successful in defending the Calvert action, its resolution could have a material adverse effect on the Company’s financial statements as a whole.

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

From time to time, the Company is a party to various other legal actions involving claims incidental to the conduct of its business, including actions by employees, consumers, suppliers, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation, including under federal and state employment laws and wage and hour laws.  The Company believes, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material adverse effect on the Company’s financial statements as a whole. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s results of operations or financial position. In addition, certain of these lawsuits, if decided adversely to the Company or settled by the Company, may result in liability material to the Company’s financial position or may negatively affect operating results if changes to the Company’s business operation are required.

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

Subsequent to its February 3, 2007 adoption of FIN 48, the Company elected to record income tax related interest and penalties as a component of the provision for income tax expense.

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

As of August 1, 2008, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $104.2 million, $21.3 million and $1.8 million, respectively.  Of this amount, $33.3 million and $92.7 million are reflected in current liabilities as accrued expenses and other and in noncurrent other liabilities, respectively, in the condensed consolidated balance sheet with the remaining $1.3 million reducing deferred tax assets related to net operating loss carry forwards.  The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $67.8 million in the upcoming twelve months principally as a result of the settlement of currently ongoing state income tax examinations and the anticipated filing of an income tax accounting method change request that is expected to resolve certain uncertainties related to accounting methods employed by the Company.  The $67.8 million reasonably possible change is included in both current liabilities ($29.7 million) and other noncurrent liabilities ($38.1 million) in the condensed consolidated balance sheet as of August 1, 2008. Also, as of August 1, 2008, approximately $0.8 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week Successor period ended August 1, 2008,  the Successor period ended August 3, 2007 and the Predecessor period ended July 6, 2007 were 37.8%, 36.6% (a benefit) and 10.3% (a benefit), respectively.  The difference in the effective tax rate between the two Successor periods results principally from the inclusion of income tax related interest expense in income tax expense as reported on the financial statements.  The effective tax rate for the Predecessor period is higher than the other periods presented due principally to non-deductible expenses incurred in association with the Merger.

The effective income tax rates for the 26-week Successor period ended August 1, 2008, the Successor period ended August 3, 2007 and the Predecessor period ended July 6, 2007 were 39.1%, 36.7% (a benefit) and 300.2%, respectively.  The difference in the effective tax rate between the two Successor periods results principally from the inclusion of income tax related interest expense in income tax expense as reported on the financial statements.  The effective tax rate for the Predecessor period is higher than the other periods presented due principally to non-deductible expenses incurred in association with the Merger.

7.

Segment reporting

The Company manages its business on the basis of one reportable segment.  As of August 1, 2008, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary the assets and revenues of which are not material.  The following net sales data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

	Successor			Predecessor
(In thousands)	13-weeks ended August 1, 2008	26-weeks ended August 1, 2008	July 7, 2007 through August 3, 2007	May 5, 2007 through July 6, 2007	February 3, 2007 through July 6, 2007
Categories of similar products:
Highly consumable	$1,796,015	$3,476,910	$487,407	$1,091,316	$2,615,110
Seasonal	384,520	706,646	97,071	268,486	604,935
Home products	219,542	424,035	60,151	147,679	362,725
Basic clothing	209,307	405,291	54,449	141,005	340,983
Net sales	$2,609,384	$5,012,882	$699,078	$1,648,486	$3,923,753

8.

Related party transactions

Affiliates of certain of the Investors participated as (i) lenders in the Company’s indebtedness incurred to finance the Merger; (ii) counterparties to certain interest rate swaps discussed in Note 3 and (iii) as advisors in the Merger. Certain fees were paid upon closing of the Merger to affiliates of certain of the Investors.  These fees primarily included underwriting fees, advisory fees, equity commitment fees, syndication fees, merger and acquisition fees, sponsor fees, costs of raising equity, and out of pocket expenses.  The aggregate fees paid to these related parties during the 13-week period ended August 3, 2007 totaled $134.9 million, portions of which were capitalized as debt financing costs or as direct acquisition costs.

The Company is party to a monitoring agreement with an affiliate of KKR and with Goldman Sachs & Co. pursuant to which those entities provide management and advisory services to the Company. Under the terms of the monitoring agreement, among other things, the Company is obligated to pay to those entities an aggregate annual management fee payable in arrears at the end of each calendar quarter plus all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement upon request.  The fees incurred for the 13-week and 26-week Successor periods ended August 1, 2008 totaled $1.7 million and $3.0 million, respectively, and $0.4 million for the 2007 Successor period.

The Company utilizes Capstone Consulting, LLC, a team of executives who work exclusively with KKR portfolio companies providing certain consulting services.  The Chief Executive Officer of Capstone serves on the Company’s Board.  Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR had provided financing to Capstone prior to January 1, 2007.  The aggregate fees incurred for Capstone services for the 13-week and 26-week Successor periods ended August 1, 2008 totaled $0.8 million and $1.7 million, respectively.

9.

Investments in debt and equity securities

In recent years, pursuant to state regulatory requirements, the Company’s South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), has held cash and cash equivalents and investment balances to maintain a percentage of ARIC’s liability and equity balances (primarily insurance liabilities) in the form of certain specified types of assets.  As a result, these investments have not been available for general corporate purposes.

In May 2008, the Company received notice that the state of South Carolina had agreed to a change in these regulatory requirements for a portion of these assets. As a result the Company liquidated a substantial portion of these investments during the 13-weeks ended August 1, 2008 and $9.5 million of investment balances held by ARIC on the August 1, 2008 condensed consolidated balance sheet ($6.9 million of which are classified as cash and equivalents) are reflected as available-for-sale. These remaining investments matured or were liquidated during the third quarter of 2008.

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

SUCCESSOR	August 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$163,628	$72,117	$25,885	$-	$261,630
Short-term investments	-	-	2,597	-	2,597
Merchandise inventories	-	1,490,063	-	-	1,490,063
Income taxes receivable	79,184	-	-	(66,355)	12,829
Deferred income taxes	7,660	-	20,149	(10,414)	17,395
Prepaid expenses and other current assets	248,885	781,509	14,951	(977,058)	68,287
Total current assets	499,357	2,343,689	63,582	(1,053,827)	1,852,801
Net property and equipment	83,381	1,183,006	335	-	1,266,722
Goodwill	4,344,930	-	-	-	4,344,930
Intangible assets, net	8,689	1,339,259	-	-	1,347,948
Deferred income taxes	39,046	-	51,273	(90,319)	-
Other assets, net	2,927,928	7,435	250,117	(3,088,091)	97,389

Total assets	$7,903,331	$4,873,389	$365,307	$(4,232,237)	$8,909,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$2,999	$-	$-	$2,999
Accounts payable	764,593	972,075	48,395	(966,817)	818,246
Accrued expenses and other	72,337	222,564	57,067	(10,240)	341,728
Income taxes payable	-	58,799	9,300	(66,355)	1,744
Deferred income taxes	-	10,414	-	(10,414)	-
Total current liabilities	836,930	1,266,851	114,762	(1,053,826)	1,164,717
Long-term obligations	4,155,747	2,060,735	57,031	(2,095,903)	4,177,610
Deferred income taxes	-	574,186	-	(90,319)	483,867
Other liabilities	132,694	27,835	145,107	-	305,636

Redeemable common stock	11,157	-	-	-	11,157

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	277,712	23,753	100	(23,853)	277,712
Additional paid-in capital	2,484,606	653,711	19,900	(673,611)	2,484,606
Retained earnings	28,816	266,318	28,407	(294,725)	28,816
Accumulated other comprehensive loss	(24,331)	-	-	-	(24,331)
Total shareholders’ equity	2,766,803	943,782	48,407	(992,189)	2,766,803

Total liabilities and shareholders’ equity	$7,903,331	$4,873,389	$365,307	$(4,232,237)	$8,909,790

SUCCESSOR	February 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$8,320	$59,379	$32,510	$-	$100,209
Short-term investments	-	-	19,611	-	19,611
Merchandise inventories	-	1,288,661	-	-	1,288,661
Income taxes receivable	102,273	-	-	(69,772)	32,501
Deferred income taxes	3,966	-	20,626	(7,295)	17,297
Prepaid expenses and other current assets	221,408	337,741	9,341	(509,025)	59,465
Total current assets	335,967	1,685,781	82,088	(586,092)	1,517,744
Net property and equipment	83,658	1,190,131	456	-	1,274,245
Goodwill	4,344,930	-	-	-	4,344,930
Intangible assets, net	10,911	1,359,646	-	-	1,370,557
Deferred income taxes	43,890	-	47,067	(90,957)	-
Other assets, net	2,629,967	1,652	111,597	(2,594,261)	148,955

Total assets	$7,449,323	$4,237,210	$241,208	$(3,271,310)	$8,656,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$3,246	$-	$-	$3,246
Accounts payable	253,477	736,844	40	(439,321)	551,040
Accrued expenses and other	62,957	188,877	55,185	(6,063)	300,956
Income taxes payable	-	59,264	13,507	(69,772)	2,999
Total current liabilities	316,434	988,231	68,732	(515,156)	858,241
Long-term obligations	4,257,250	1,837,715	-	(1,816,209)	4,278,756
Deferred income taxes	-	584,976	-	(98,251)	486,725
Other liabilities	162,644	21,191	135,879	-	319,714

Redeemable common stock	9,122	-	-	-	9,122

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	277,741	23,753	100	(23,853)	277,741
Additional paid-in capital	2,480,062	653,711	19,900	(673,611)	2,480,062
Retained earnings (accumulated deficit)	(4,818)	127,633	16,597	(144,230)	(4,818)
Accumulated other comprehensive loss	(49,112)	-	-	-	(49,112)
Total shareholders’ equity	2,703,873	805,097	36,597	(841,694)	2,703,873

Total liabilities and shareholders’ equity	$7,449,323	$4,237,210	$241,208	$(3,271,310)	$8,656,431

SUCCESSOR	For the 13-weeks ended August 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$50,582	$2,609,384	$25,498	$(76,080)	$2,609,384
Cost of goods sold	-	1,851,349	-	-	1,851,349
Gross profit	50,582	758,035	25,498	(76,080)	758,035
Selling, general and administrative	46,854	624,268	19,938	(76,080)	614,980
Operating profit	3,728	133,767	5,560	-	143,055
Interest income	(19,140)	(8,673)	(3,683)	30,279	(1,217)
Interest expense	108,102	21,561	50	(30,279)	99,434
Other (income) expense	292	-	-	-	292
Income (loss) before income taxes	(85,526)	120,879	9,193	-	44,546
Income tax expense (benefit)	(29,614)	43,847	2,595	-	16,828
Equity in subsidiaries’ earnings, net of taxes	83,630	-	-	(83,630)	-
Net income	$27,718	$77,032	$6,598	$(83,630)	$27,718

SUCCESSOR	July 7, 2007 to August 3, 2007 (including Buck from May 5, 2007 to July 6, 2007, see Note 1)
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$8,297	$699,078	$10,005	$(18,302)	$699,078
Cost of goods sold	-	514,355	-	-	514,355
Gross profit	8,297	184,723	10,005	(18,302)	184,723
Selling, general and administrative	21,398	180,930	6,722	(18,302)	190,748
Operating profit (loss)	(13,101)	3,793	3,283	-	(6,025)
Interest income	(11,532)	(2,893)	(1,113)	14,505	(1,033)
Interest expense	38,587	12,437	1	(14,505)	36,520
Other (income) expense	(567)	-	-	-	(567)
Income (loss) before income taxes	(39,589)	(5,751)	4,395	-	(40,945)
Income tax expense (benefit)	(11,925)	(4,377)	1,307	-	(14,995)
Equity in subsidiaries’ earnings, net of taxes	1,714	-	-	(1,714)	-
Net income (loss)	$(25,950)	$(1,374)	$3,088	$(1,714)	$(25,950)

PREDECESSOR	May 5, 2007 to July 6, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$23,410	$1,648,486	$17,483	$(40,893)	$1,648,486
Cost of goods sold	-	1,209,971	-	-	1,209,971
Gross profit	23,410	438,515	17,483	(40,893)	438,515
Selling, general and administrative	120,779	390,146	14,598	(40,893)	484,630
Operating profit (loss)	(97,369)	48,369	2,885	-	(46,115)
Interest income	(20,511)	(3,032)	(2,336)	23,406	(2,473)
Interest expense	6,612	20,921	5	(23,406)	4,132
Income (loss) before income taxes	(83,470)	30,480	5,216	-	(47,774)
Income tax expense (benefit)	(17,156)	10,552	1,698	-	(4,906)
Equity in subsidiaries’ earnings, net of taxes	23,446	-	-	(23,446)	-
Net income (loss)	$(42,868)	$19,928	$3,518	$(23,446)	$(42,868)

SUCCESSOR	For the 26-weeks ended August 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$100,657	$5,012,882	$48,469	$(149,126)	$5,012,882
Cost of goods sold	-	3,561,770	-	-	3,561,770
Gross profit	100,657	1,451,112	48,469	(149,126)	1,451,112
Selling, general and administrative	93,334	1,212,240	40,738	(149,126)	1,197,186
Operating profit	7,323	238,872	7,731	-	253,926
Interest income	(35,722)	(17,352)	(6,819)	57,719	(2,174)
Interest expense	217,297	40,673	54	(57,719)	200,305
Other (income) expense	590	-	-	-	590
Income (loss) before income taxes	(174,842)	215,551	14,496	-	55,205
Income tax (expense) benefit	(57,981)	76,866	2,686	-	21,571
Equity in subsidiaries’ earnings, net of taxes	150,495	-	-	(150,495)	-
Net income	$33,634	$138,685	$11,810	$(150,495)	$33,634

SUCCESSOR	July 7, 2007 to August 3, 2007 (including Buck from March 5, 2007 to July 6, 2007, see Note 1)
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$8,297	$699,078	$10,005	$(18,302)	$699,078
Cost of goods sold	-	514,355	-	-	514,355
Gross profit	8,297	184,723	10,005	(18,302)	184,723
Selling, general and administrative	21,398	180,930	6,722	(18,302)	190,748
Operating profit (loss)	(13,101)	3,793	3,283	-	(6,025)
Interest income	(11,532)	(2,893)	(1,113)	14,505	(1,033)
Interest expense	38,587	12,437	1	(14,505)	36,520
Other (income) expense	1,448	-	-	-	1,448
Income (loss) before income taxes	(41,604)	(5,751)	4,395	-	(42,960)
Income tax expense (benefit)	(12,715)	(4,377)	1,307	-	(15,785)
Equity in subsidiaries’ earnings, net of taxes	1,714	-	-	(1,714)	-
Net income (loss)	$(27,175)	$(1,374)	$3,088	$(1,714)	$(27,175)

PREDECESSOR	February 3, 2007 to July 6, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$76,945	$3,923,753	$44,206	$(121,151)	$3,923,753
Cost of goods sold	-	2,852,178	-	-	2,852,178
Gross profit	76,945	1,071,575	44,206	(121,151)	1,071,575
Selling, general and administrative	166,224	982,321	34,933	(121,151)	1,062,327
Operating profit (loss)	(89,279)	89,254	9,273	-	9,248
Interest income	(53,278)	(11,472)	(5,626)	65,330	(5,046)
Interest expense	19,796	55,828	5	(65,330)	10,299
Income (loss) before income taxes	(55,797)	44,898	14,894	-	3,995
Income tax expense (benefit)	(4,814)	11,924	4,883	-	11,993
Equity in subsidiaries’ earnings, net of taxes	42,985	-	-	(42,985)	-
Net income (loss)	$(7,998)	$32,974	$10,011	$(42,985)	$(7,998)

SUCCESSOR	For the 26-weeks ended August 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$33,634	$138,685	$11,810	$(150,495)	$33,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,310	104,585	128	-	122,023
Deferred income taxes	(14,102)	(377)	(3,729)	-	(18,208)
Noncash LIFO charge	-	16,037	-	-	16,037
Noncash share-based compensation	4,516	-	-	-	4,516
Tax benefit from stock option exercises	(475)	-	-	-	(475)
Equity in subsidiaries’ earnings, net	(150,495)	-	-	150,495	-
Change in operating assets and liabilities:
Merchandise inventories	-	(217,439)	-	-	(217,439)
Prepaid expenses and other current assets	(671)	(3,906)	(1,483)	-	(6,060)
Accounts payable	20,633	241,677	105	-	262,415
Accrued expenses and other	21,218	36,364	11,110	-	68,692
Income taxes	23,564	(465)	(4,207)	-	18,892
Other	1,870	10,715	(88)	-	12,497
Net cash provided by (used in) operating activities	(42,998)	325,876	13,646	-	296,524
Cash flows from investing activities:
Purchases of property and equipment	(5,699)	(74,394)	(7)	-	(80,100)
Purchases of short-term investments	-	-	(9,903)	-	(9,903)
Sales of short-term investments	-	-	58,950	-	58,950
Proceeds from sale of property and equipment	-	683	-	-	683
Net cash provided by (used in) investing activities	(5,699)	(73,711)	49,040	-	(30,370)
Cash flows from financing activities:
Repayments of long-term obligations	-	(2,195)	-	-	(2,195)
Borrowings under revolving credit facility	-	-	-	-	-
Repayments of borrowings under revolving credit facility	(102,500)	-	-	-	(102,500)
Repurchases of common stock	(513)	-	-	-	(513)
Tax benefit from stock option exercises	475	-	-	-	475
Changes in intercompany note balances, net	306,543	(237,232)	(69,311)	-	-
Net cash provided by (used in) financing activities	204,005	(239,427)	(69,311)	-	(104,733)
Net increase (decrease) in cash and cash equivalents	155,308	12,738	(6,625)	-	161,421
Cash and cash equivalents, beginning of period	8,320	59,379	32,510	-	100,209
Cash and cash equivalents, end of period	$163,628	$72,117	$25,885	$-	$261,630

SUCCESSOR	July 7, 2007 to August 3, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income (loss)	$(27,175)	$(1,374)	$3,088	$(1,714)	$(27,175)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,580	22,974	21	-	25,575
Deferred income taxes	1,865	(15,894)	(349)	-	(14,378)
Noncash share-based compensation	1,170	-	-	-	1,170
Noncash unrealized gain on interest rate swap	(4,739)	-	-	-	(4,739)
Equity in subsidiaries’ earnings, net	(1,714)	-	-	1,714	-
Change in operating assets and liabilities:
Merchandise inventories	-	(27,027)	-	-	(27,027)
Prepaid expenses and other current assets	(7,930)	(683)	(98)	-	(8,711)
Accounts payable	(38,634)	23,191	(12,996)	-	(28,439)
Accrued expenses and other	87,597	(62,393)	1,050	-	26,254
Income taxes	(3,243)	(12,565)	13,620	-	(2,188)
Other	(3,275)	3,365	(75)	-	15
Net cash provided by (used in) operating activities	6,502	(70,406)	4,261	-	(59,643)
Cash flows from investing activities:
Merger, net of cash acquired	(5,635,161)	(1,129,953)	40,744	-	(6,724,370)
Purchases of property and equipment	(78)	(11,322)	-	-	(11,400)
Sales of short-term investments	-	-	1,000	-	1,000
Purchases of long-term investments	-	-	(4,662)	-	(4,662)
Proceeds from sale of property and equipment	-	162	-	-	162
Net cash provided by (used in) investing activities	(5,635,239)	(1,141,113)	37,082	-	(6,739,270)
Cash flows from financing activities:
Issuance of common stock	2,765,443	-	-	-	2,765,443
Issuance of long-term obligations	4,176,817	-	-	-	4,176,817
Repayments of long-term obligations	(209,698)	(600)	-	-	(210,298)
Borrowings under revolving credit facility	432,300	-	-	-	432,300
Repayments of borrowings under revolving credit facility	(132,300)	-	-	-	(132,300)
Debt issuance costs	(109,379)	-	-	-	(109,379)
Changes in intercompany note balances, net	(1,276,653)	1,291,789	(15,136)	-	-
Net cash provided by (used in) financing activities	5,646,530	1,291,189	(15,136)	-	6,922,583
Net increase in cash and cash equivalents	17,793	79,670	26,207	-	123,670
Cash and cash equivalents, beginning of period	-	-	-	-	-
Cash and cash equivalents, end of period	$17,793	$79,670	$26,207	$-	$123,670

PREDECESSOR	February 3, 2007 through July 6, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income (loss)	$(7,998)	$32,974	$10,011	$(42,985)	$(7,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,051	74,770	96	-	83,917
Deferred income taxes	(7,982)	(9,194)	(3,698)	-	(20,874)
Noncash share-based compensation	45,433	-	-	-	45,433
Tax benefit from stock option exercises	(3,927)	-	-	-	(3,927)
Equity in subsidiaries’ earnings, net	(42,985)	-	-	42,985	-
Change in operating assets and liabilities:
Merchandise inventories	-	16,424	-	-	16,424
Prepaid expenses and other current assets	5,758	(11,762)	(180)	-	(6,184)
Accounts payable	44,909	(23,103)	12,988	-	34,794
Accrued expenses and other	7,897	36,021	9,077	-	52,995
Income taxes	(24,998)	31,741	(3,934)	-	2,809
Other	21	4,726	(190)	-	4,557
Net cash provided by operating activities	25,179	152,597	24,170	-	201,946
Cash flows from investing activities:
Purchases of property and equipment	(5,321)	(50,737)	(95)	-	(56,153)
Purchases of short-term investments	-	-	(5,100)	-	(5,100)
Sales of short-term investments	-	-	9,505	-	9,505
Purchases of long-term investments	-	-	(15,754)	-	(15,754)
Proceeds from sale of property and equipment	-	620	-	-	620
Net cash used in investing activities	(5,321)	(50,117)	(11,444)	-	(66,882)
Cash flows from financing activities:
Repayments of long-term obligations	(148)	(4,352)	-	-	(4,500)
Payment of cash dividends	(15,710)	-	-	-	(15,710)
Proceeds from exercise of stock options	41,546	-	-	-	41,546
Tax benefit of stock options	3,927	-	-	-	3,927
Changes in intercompany note balances, net	75,840	(86,988)	11,148	-	-
Net cash provided by (used in) financing activities	105,455	(91,340)	11,148	-	25,263
Net increase in cash and cash equivalents	125,313	11,140	23,874	-	160,327
Cash and cash equivalents, beginning of period	114,310	58,107	16,871	-	189,288
Cash and cash equivalents, end of period	$239,623	$69,247	$40,745	$-	$349,615

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

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

Merger with KKR.  We were acquired on July 6, 2007 through a merger accounted for as a reverse acquisition (the “Merger”) with Buck Acquisition Corp. (“Buck”). As a result of the Merger, we are a subsidiary of Buck Holdings, L.P. (“Parent”), a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR”). KKR, GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), Citi Private Equity, Wellington Management Company, LLP, CPP Investment Board (USRE II) Inc. and other equity co-investors (collectively, the “Investors”) indirectly own a substantial portion of our capital stock through their investment in Parent. The Company continued as the same legal entity after the Merger.

The Merger was consummated on July 6, 2007, the end of the ninth week of our 13-week second quarter period in 2007. The 2007 13-week and 26-week periods presented include the 9-week Predecessor period from May 5, 2007 to July 6, 2007, and the 22-week Predecessor period from February 3, 2007 to July 6, 2007, respectively, combined with the four-week Successor periods from July 7, 2007 to August 3, 2007. The Predecessor periods reflect the historical basis of accounting while the Successor periods reflect the impact of the preliminary purchase price allocation associated with the Merger as well as pre-Merger operations of Buck associated with the change in fair value of interest rate swaps.

For comparison purposes, the discussion of operations included below is generally based on the Successor 13-week and 26-week periods ended August 1, 2008, compared to the mathematical combination of the Successor and Predecessor periods in the 13-week and 26-week periods ended August 3, 2007, which we believe provides a more meaningful understanding of the underlying business.  Transactions relating to or resulting from the Merger are discussed separately. The combined results have not been prepared as pro forma results and may not reflect the actual results we could have achieved absent the Merger and in addition, may not be indicative of future results of operations.

Purpose of Discussion. We intend for this discussion to provide the reader with information that will assist in understanding our company and the critical economic factors that affect us. This discussion further explains our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the year ended February 1, 2008. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with over 8,300 stores located in 35 states, primarily in the southern, southwestern, midwestern and eastern United States. We serve a broad customer base and offer a focused assortment of everyday items, including basic consumable merchandise and other home, apparel and seasonal products. We seek to offer a compelling value proposition for our customers based on convenient store locations, easy in and out shopping and quality merchandise at highly competitive prices. We believe our combination of value and convenience distinguishes us from other discount, convenience and drugstore retailers, who typically focus on either value or convenience. Our business model has proven to be resilient in both strong and challenging economic environments, as evidenced by our historical annual and 2008 year-to-date same store sales growth. Consumers are currently being challenged by higher energy prices, food and healthcare inflation and uncertainty in the economy. We are committed to serving our customers’ needs for value and convenience in this challenging environment.

In late 2006, we launched certain strategic operating initiatives aimed at improving our long-term financial performance. Our actions included the closing of approximately 400 under-performing stores, a slowdown in our new store growth plans, and the elimination of our longtime practice of packing away inventories at the end of each season to be sold in future years.  In fiscal 2007, we completed the implementation of these initial actions.  Working with new ownership, we further developed our merchandising and real estate strategies, including the closing of an additional 60 stores, and clearly defined our go-forward operating priorities. Our first half 2007 operating results included significant transition costs as we closed stores and eliminated packaway inventories. In 2008, we have been keenly focused on executing our four operating priorities, which are to:

•

Drive productive sales growth;

•

Increase gross margins;

•

Leverage process improvements and information technology to reduce costs; and

•

Strengthen and expand Dollar General’s culture of “serving others.”

Each of our key financial metrics for the second quarter of 2008 reflects improved performance over the comparable combined Successor and Predecessor 2007 periods as follows:

•

Same-store sales for the quarter increased 10.1% compared with the prior year period.

•

Gross profit, as a percentage of sales, increased to 29.1% compared to 26.5% in the 2007 period as a result of improvements in shrink and damages, lower markdowns and leverage of our distribution costs, including the impact of higher sales volumes as well as logistics efficiencies and other cost savings in the supply chain which substantially mitigated the impact of higher than anticipated fuel costs, all of which were partially offset by a LIFO charge primarily related to commodity cost increases.

•

Inventory turnover improved to 5.0 times on a rolling four-quarter basis compared to 4.5 times for the corresponding previous year period.

•

Cash flow from operating activities for the year-to-date period was $296.5 million, compared to $142.3 million in the 2007 year-to-date period, primarily reflecting improved accounts payable terms and increased net income, partially offset by inventory purchases associated with our merchandising initiatives.

We believe that our merchandising and operating initiatives, in addition to aiding improvement in our financial performance (including shrink), have contributed to a decrease in employee turnover and an improvement in the overall appearance of our stores. We continue to move forward with our pricing and private label initiatives, and our enhanced merchandising analysis tools are giving us a better platform for decision-making. With new pricing tools, we have been able to react faster to recent cost increases from our vendors, including making changes to our retail prices as necessary. As a result of our efforts to respond to our consumers’ need for convenience and value, we have extended store hours and continue to add new convenience and national name brand items in our stores.

In the first half of 2008, we opened 125 new stores, relocated 48 stores, remodeled 201 stores and closed 11 stores. We remain on track to open approximately 200 new stores and to remodel or relocate 400 stores in fiscal 2008. As of August 1, 2008, we operated 8,308 stores in 35 states.

The above discussion is only a summary.  Readers should refer to the detailed discussion below for the full analysis of our financial performance in the current year periods as compared with the prior year periods.

Results of Operations

The following discussion of our financial performance is based on the Condensed Consolidated Financial Statements set forth herein. The following table contains results of operations data for the 13-week and 26-week periods ended August 1, 2008 and August 3, 2007 (including a combination of the relevant Predecessor and Successor periods), and the dollar and percentage variances among those periods:

	Successor	Combined (a)	Successor (b)	Predecessor	2008 vs. Combined 2007
	13-weeks ended August 1, 2008	13-weeks ended August 3, 2007	July 7, 2007 through August 3, 2007	May 5, 2007 through July 6, 2007	Amount change	% change
(amounts in millions)
Net sales by category:
Highly consumable	$1,796.0	$1,578.7	$487.4	$1,091.3	$217.3	13.8%
% of net sales	68.83%	67.25%
Seasonal	384.5	365.6	97.1	268.5	19.0	5.2
% of net sales	14.74%	15.57%
Home products	219.5	207.8	60.2	147.7	11.7	5.6
% of net sales	8.41%	8.85%
Basic clothing	209.3	195.5	54.4	141.0	13.9	7.1
% of net sales	8.02%	8.33%
Net sales	2,609.4	2,347.6	699.1	1,648.5	261.8	11.2
Cost of goods sold	1,851.3	1,724.3	514.4	1,210.0	127.0	7.4
% of net sales	70.95%	73.45%
Gross profit	758.0	623.2	184.7	438.5	134.8	21.6
% of net sales	29.05%	26.55%
Selling, general and administrative	615.0	579.3	190.4	388.8	35.7	6.2
% of net sales	23.57%	24.68%
Transaction and related costs	-	96.1	0.3	95.8	(96.1)	-
% of net sales	-	4.09%
Operating profit (loss)	143.1	(52.1)	(6.0)	(46.1)	195.2	-
% of net sales	5.48%	(2.22)%
Interest income	(1.2)	(3.5)	(1.0)	(2.5)	2.3	(65.3)
% of net sales	(0.05)%	(0.15)%
Interest expense	99.4	40.7	36.5	4.1	58.8	144.6
% of net sales	3.81%	1.73%
Other (income) expense	0.3	(0.6)	(0.6)	-	0.9	-
% of net sales	0.01%	(0.02)%
Income (loss) before income taxes	44.5	(88.7)	(40.9)	(47.8)	133.3	-
% of net sales	1.71%	(3.78)%
Income tax expense (benefit)	16.8	(19.9)	(15.0)	(4.9)	36.7	-
% of net sales	0.64%	(0.85)%
Net income (loss)	$27.7	$(68.8)	$(26.0)	$(42.9)	$96.5	-%
% of net sales	1.06%	(2.93)%

(a)

The combined results are the mathematical combination of the Predecessor and Successor periods included in the condensed consolidated financial statements for the 2007 periods presented. The presentation does not comply with generally accepted accounting principles, but we believe this combination provides a more meaningful method of comparison.

(b)

Includes the results of operations of Buck for the period prior to the Merger from May 5, 2007 through July 6, 2007 (reflecting the change in fair value of interest rate swaps), and the post-Merger results of Dollar General Corporation for the period from July 7, 2007 through August 3, 2007.

	Successor	Combined (a)	Successor (b)	Predecessor	2008 vs. Combined 2007
	26-weeks ended August 1, 2008	26-weeks ended August 3, 2007	July 7, 2007 through August 3, 2007	February 3, 2007 through July 6, 2007	Amount change	% change
(amounts in millions)
Net sales by category:
Highly consumable	$3,476.9	$3,102.5	$487.4	$2,615.1	$374.4	12.1%
% of net sales	69.36%	67.11%
Seasonal	706.6	702.0	97.1	604.9	4.6	0.7
% of net sales	14.10%	15.19%
Home products	424.0	422.9	60.2	362.7	1.2	0.3
% of net sales	8.46%	9.15%
Basic clothing	405.3	395.4	54.4	341.0	9.9	2.5
% of net sales	8.08%	8.55%
Net sales	5,012.9	4,622.8	699.1	3,923.8	390.1	8.4
Cost of goods sold	3,561.8	3,366.5	514.4	2,852.2	195.2	5.8
% of net sales	71.05%	72.82%
Gross profit	1,451.1	1,256.3	184.7	1,071.6	194.8	15.5
% of net sales	28.95%	27.18%
Selling, general and administrative	1,197.2	1,151.4	190.4	960.9	45.8	4.0
% of net sales	23.88%	24.91%
Transaction and related costs	-	101.7	0.3	101.4	(101.7)	-
% of net sales	-	2.20%
Operating profit (loss)	253.9	3.2	(6.0)	9.2	250.7	-
% of net sales	5.07%	0.07%
Interest income	(2.2)	(6.1)	(1.0)	(5.0)	3.9	(64.2)
% of net sales	(0.04)%	(0.13)%
Interest expense	200.3	46.8	36.5	10.3	153.5	327.8
% of net sales	4.00%	1.01%
Other (income) expense	0.6	1.4	1.4	-	(0.9)	(59.3)
% of net sales	0.01%	0.03%
Income (loss) before income taxes	55.2	(39.0)	(43.0)	4.0	94.2	-
% of net sales	1.10%	(0.84)%
Income tax expense (benefit)	21.6	(3.8)	(15.8)	12.0	25.4	-
% of net sales	0.43%	(0.08)%
Net income (loss)	$33.6	$(35.2)	$(27.2)	$(8.0)	$68.8	-%
% of net sales	0.67%	(0.76)%

(a)

The combined results are the mathematical combination of the Predecessor and Successor periods included in the condensed consolidated financial statements for the 2007 periods presented. The presentation does not comply with generally accepted accounting principles, but we believe this combination provides a more meaningful method of comparison.

(b)

Includes the results of operations of Buck for the period prior to the Merger from March 6, 2007 (its formation) through July 6, 2007 (reflecting the change in fair value of interest rate swaps), and the post-Merger results of Dollar General Corporation for the period from July 7, 2007 through August 3, 2007.

13 WEEKS ENDED AUGUST 1, 2008 AND AUGUST 3, 2007

Net Sales. The 11.2% net sales increase over the 2007 period primarily was attributable to our 10.1% same-store sales increase.  Same-store sales, which includes those stores that have been open at least 13 full fiscal months and remain open at the end of the reporting period, were positively impacted by increases in the number of customer transactions and the average dollar value of transactions during the period. We believe the increase in sales resulted from our merchandising and store operations initiatives, including extended store hours, and from favorable customer response to our convenience and value during the current challenging economic environment. Sales of merchandise in our highly consumables category were the largest contributor to our net sales increase, although sales in our home, seasonal and basic clothing categories also improved over recent past performance. We believe that our overall mix of sales has been impacted unfavorably by economic pressures on discretionary consumer spending. We continue to focus our efforts on meeting our customers’ consumables needs and increasing sales in our home, basic clothing and seasonal categories by improving our merchandising to be more relevant to our customers.

Gross Profit. Improvements in shrink, lower markdowns and improved distribution and transportation logistics efficiencies, which more than offset increased fuel costs, along with the leverage impact of higher sales volumes were responsible for the 2008 gross profit increase as a percentage of sales. We recorded a LIFO charge of $16.0 million in the 2008 period as a result of inflationary pressures we began experiencing during the period (related primarily to commodity cost increases).  In the 2007 period, net markdowns were higher than the historical rate as the result of markdowns taken in connection with the inventory reduction strategies discussed above.

SG&A Expense.  SG&A decreased as a percentage of sales to 23.6% in the 2008 period from 24.7% in the 2007 period. The following items represent the more significant changes in SG&A, as a percentage of sales, between the periods. The 2008 period includes $10.0 million related to amortization of leasehold intangibles capitalized in connection with purchase accounting and approximately $7.1 million resulting from the Company’s new ownership structure, primarily including monitoring fees, consulting, executive recruiting and legal expenses. SG&A in the 2007 period includes approximately $17.7 million relating to strategic real estate initiatives, estimated losses of approximately $8.6 million relating to the probable loss associated with the restructuring of three distribution center leases, $3.4 million of leasehold intangibles amortization and $0.8 million relating to the Company’s new ownership structure, primarily monitoring and consulting fees. We leveraged occupancy costs resulting from higher net sales and experienced lower depreciation, advertising, workers’ compensation and employee benefits expense as a percentage of sales, partially offset by higher incentive compensation expense associated with our 2008 financial performance.

Transaction and Related Costs.  Transaction and related costs of $96.1 million for the 2007 period reflect $56.7 million of expenses related to the Merger, such as investment banking and legal fees, as well as $39.4 million of compensation expense related to the accelerated vesting of stock options, restricted stock and restricted stock units.

Interest Expense.  The interest expense increase was due to interest on long-term obligations incurred to finance the Merger. See further discussion under “Liquidity and Capital Resources” below.

Other (Income) Expense. During the 2007 period, we recorded $6.2 million in expenses related to consent fees and other costs associated with a tender offer for our previously outstanding 8 5/8% unsecured notes due June 15, 2010 (the “2010 Notes”). Approximately 99% of the 2010 Notes were retired in 2007 as a result of the tender offer. Also during the 2007 period, we recorded an unrealized gain of $6.8 million related to the change in the fair value of interest rate swaps.

Income Taxes. The effective income tax rates for the 13-week Successor period ended August 1, 2008, the Successor period ended August 3, 2007 and the Predecessor period ended July 6, 2007 were 37.8%, 36.6% (a benefit) and 10.3% (a benefit), respectively.  The difference in the effective tax rate between the two Successor periods results principally from the inclusion of income tax related interest expense in income tax expense as reported on the financial statements.  The effective tax rate for the Predecessor period is higher than the other periods presented due principally to non-deductible expenses incurred in association with the Merger.

26 WEEKS ENDED AUGUST 1, 2008 AND AUGUST 3, 2007

Net Sales. The 8.4% net sales increase over the 2007 period was primarily attributable to our 7.8% same-store sales increase.  Same-store sales were positively impacted by increases in the number of customer transactions and the average dollar value of transactions during the period. We believe the increase in sales resulted from our merchandising and store operations initiatives, including extended store hours, and from favorable customer response to our convenience and value during the current challenging economic environment. While sales in all four categories increased year-to-date and we believe our overall sales benefited during the period as customers sought to save money as a result of the current economic downturn, we also believe our mix of sales was impacted unfavorably by economic pressure on discretionary consumer spending.

Gross Profit. Lower markdowns and improvements in shrink primarily were responsible for the 2008 gross profit increase as a percentage of sales.  Additionally, improved distribution and transportation logistics efficiencies mitigated increased fuel costs in the 2008 period. We recorded a LIFO charge of $16.0 million in the 2008 period as a result of inflationary pressures we began experiencing during the second quarter of 2008 (related primarily to commodity cost increases). In the 2007 period, net markdowns were higher than the historical rate as the result of markdowns taken in connection with the inventory reduction strategies discussed above.

SG&A Expense.  SG&A decreased as a percentage of sales to 23.9% in the 2008 period from 24.9% in the 2007 period. The following items represent the more significant changes in SG&A, as a percentage of sales, between the periods. The 2008 period includes $20.3 million related to amortization of leasehold intangibles capitalized in connection with purchase accounting, approximately $7.1 million of severance and related costs, and approximately $10.0 million resulting from the Company’s new ownership structure, primarily including monitoring fees, consulting, executive recruiting and legal expenses. SG&A in the 2007 period includes approximately $47.3 million relating to strategic real estate initiatives, estimated losses of approximately $8.6 million relating to the probable loss associated with the restructuring of three distribution center leases, $3.4 million of leasehold intangibles amortization and $1.5 million relating to the Company’s new ownership structure, including monitoring and consulting fees. We leveraged occupancy costs resulting from higher net sales and experienced reduced advertising, depreciation, workers’ compensation, and employee benefits expenses as a percentage of sales, partially offset by significantly higher incentive compensation expense associated with our 2008 financial performance.

Transaction and Related Costs. The $101.7 million of expenses recorded in the 2007 period reflect $62.3 million of expenses related to the Merger, such as investment banking and legal fees, as well as $39.4 million of compensation expense related to stock options, restricted stock and restricted stock units.

Interest Expense.  The interest expense increase was due to interest on long-term obligations incurred to finance the Merger. See further discussion under “Liquidity and Capital Resources” below.

Other (Income) Expense. During the 2007 period, we recorded $6.2 million in expenses related to consent fees and other costs associated with a tender offer for our previously outstanding 2010 Notes. Approximately 99% of the 2010 Notes were retired in 2007 as a result of the tender offer. Also during the 2007 period, we recorded an unrealized gain of $4.7 million related to the change in the fair value of interest rate swaps.

Income Taxes. The effective income tax rates for the 26-week Successor period ended August 1, 2008, the Successor period ended August 3, 2007 and the Predecessor period ended July 6, 2007 were 39.1%, 36.7% (a benefit) and 300.2%, respectively.  The difference in the effective tax rate between the two Successor periods results principally from the inclusion of income tax related interest expense in income tax expense as reported on the financial statements.  The effective tax rate for the Predecessor period is higher than the other periods presented due principally to non-deductible expenses incurred in association with the Merger.

Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We plan to adopt SFAS 162 once it is effective, and do not believe this standard will have a material impact on our financial statements.

Recently Adopted Accounting Standard

We adopted the provisions of SFAS 157, “Fair Value Measurements” effective February 2, 2008.  The adoption resulted in a $4.7 million decrease in liability balances associated with interest rate swaps that we use to manage interest rate risk, with the offset reflected in other comprehensive income.

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

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate).  The applicable margin for borrowings is (i) under the term loan facility, 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings and (ii) as of August 1, 2008 under the asset-based revolving credit facility (except in the last out tranche described above), 1.50% with respect to LIBOR borrowings and 0.50% with respect to base-rate borrowings and for any last out borrowings, 2.25% with respect to LIBOR borrowings and 1.25% with respect to base-rate borrowings.  The applicable margins for borrowings under the asset-based revolving credit facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the asset-based revolving credit facility. We also are required to pay a commitment fee to the lenders under the asset-based revolving credit facility in respect of the unutilized commitments thereunder. At August 1, 2008, the commitment fee rate was 0.375% per annum. We also must pay customary letter of credit fees.

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

At August 1, 2008, we had no borrowings, $51.8 million of commercial letters of credit, and $82.4 million of standby letters of credit outstanding under our asset-based revolving credit facility.

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

Interest on the notes is payable on January 15 and July 15 of each year. Interest on the senior notes is payable in cash. Cash interest on the senior subordinated notes accrues at a rate of 11.875% per annum, and PIK interest (as that term is defined below) accrues at a rate of 12.625% per annum, if applicable. The initial interest payment on the senior subordinated notes was payable in cash. For any interest period thereafter through July 15, 2011, we may elect to pay interest on the senior subordinated notes (i) in cash, (ii) by increasing the principal amount of the senior subordinated notes or issuing new senior subordinated notes (“PIK interest”) or (iii) by paying interest on half of the principal amount of the senior subordinated notes in cash interest and half in PIK interest. After July 15, 2011, all interest on the senior subordinated notes will be payable in cash.

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities.  This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of August 1, 2008, this ratio was 2.6 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents.  EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (i) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (ii) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

Our presentation of EBITDA and Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information about the calculation of this financial ratio in the Credit Facilities. Adjusted EBITDA is a material component of this ratio. Specifically, non-compliance with the senior secured indebtedness ratio contained in our Credit Facilities could prohibit us from making investments, incurring liens, making certain restricted payments and incurring additional secured indebtedness (other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions).

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		26-weeks ended		52-weeks ended
	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007	August 1, 2008	February 1, 2008
Net income (loss)	$27.7	$(68.8)	$33.6	$(35.2)	$56.0	$(12.8)
Add (subtract):
Interest income	(1.2)	(3.5)	(2.2)	(6.1)	(4.9)	(8.8)
Interest expense	99.4	40.7	200.3	46.8	416.7	263.2
Depreciation and amortization	57.4	57.3	115.7	107.9	234.2	226.4
Income taxes	16.8	(19.9)	21.5	(3.8)	35.5	10.2
EBITDA	200.1	5.8	368.9	109.6	737.5	478.2

Adjustments:
Transaction and related costs	-	96.1	-	101.7	0.9	102.6
Loss on debt retirements, net	-	6.2	-	6.2	(5.0)	1.2
(Gain) loss on interest rate swaps	0.3	(6.8)	0.6	(4.7)	7.7	2.4
Contingent loss on distribution center leases	-	8.6	-	8.6	3.4	12.0
Impact of markdowns related to inventory clearance activities, including LCM adjustments, net of purchase accounting adjustments	-	9.0	1.3	5.1	(4.2)	(0.4)
SG&A related to store closing and inventory clearance activities	-	17.6	-	46.9	7.1	54.0
Operating losses (cash) of stores to be closed	-	4.1	-	9.4	1.1	10.5
Monitoring and consulting fees to affiliates	2.5	0.8	4.7	0.8	8.7	4.8
Stock option and restricted stock unit expense	2.2	3.8	4.5	3.8	7.2	6.5
Indirect merger-related costs	4.6	-	12.4	-	17.0	4.6
Other non-cash charges (LIFO)	16.0	-	16.0	-	22.1	6.1
Other	-	-	-	0.7	0.3	1.0
Total Adjustments	25.6	139.4	39.5	178.5	66.3	205.3

Adjusted EBITDA	$225.7	$145.2	$408.4	$288.1	$803.8	$683.5

Current Financial Condition / Recent Developments

At August 1, 2008, we had total outstanding debt (including the current portion of long-term obligations) of approximately $4.18 billion. We had $898.4 million available for borrowing under our senior secured asset-based revolving credit facility at that date.  Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Our inventory balance represented approximately 46% of our total assets exclusive of goodwill and other intangible assets as of August 1, 2008. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. See additional discussion below regarding changes in inventory balances.

In recent years, pursuant to state regulatory requirements, our South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), has held cash and cash equivalents and investment balances to maintain a percentage of ARIC’s liability and equity balances (primarily insurance liabilities) in the form of certain specified types of assets.  As a result, these investments have not been available for general corporate purposes. In May 2008, we received notice that the state of South Carolina had agreed to a change in these regulatory requirements for a portion of these assets. As a result we have liquidated a substantial portion of our investment balances and remaining investments of $9.5 million held at August 1, 2008 are classified as available-for-sale. These remaining investments matured or were liquidated during the third quarter of 2008.

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

Cash flows from operating activities.  A significant component of the change in cash flows from operating activities in the 2008 period as compared to the 2007 period was our strong operating performance due to greater sales, higher gross margins and lower SG&A expenses as a percentage of sales, partially offset by significantly higher interest expense, as described in more detail above under “Results of Operations.” In addition, we experienced increased inventory turns and improved merchandise payment terms in the 2008 period as compared to the 2007 period. Accounts payable balances increased by $262.4 million in the 2008 period compared to an increase of $6.4 million in the 2007 period as a result of our implementation of initiatives to aggressively manage our payables. Partially offsetting the changes in accounts payable were changes in inventory balances, which increased by 16% overall during the first half of 2008 compared to a 2% overall decline during the first half of 2007. Inventory levels in the highly consumable category increased by 21% in the 2008 period compared to a 4% increase in the 2007 period; the seasonal category increased by 13% in the 2008 period compared to a 8% decrease in the 2007 period; the home products category was essentially unchanged in the 2008 period compared to an 11% decline in the 2007 period; and basic clothing increased by 16% in the 2008 period compared to a decline of 5% in the 2007 period. These changes in inventory balances are primarily attributable to new merchandising initiatives and the timing of certain product purchases as compared to the prior year period.

Cash flows from investing activities.  Significant components of property and equipment purchases in the 2008 period included the following approximate amounts: $41 million for improvements and upgrades to existing stores; $16 million for remodels and relocations of existing stores; $10 million for new stores; $6 million for distribution and transportation-related capital expenditures; and $5 million for systems-related capital projects.  During the 2008 period, we opened 125 new stores and remodeled or relocated 249 stores.

The Merger, as discussed in more detail above, resulted in cash payments of approximately $6.7 billion, net of cash acquired of $350 million, in the 2007 period. Significant components of property and equipment purchases in the 2007 period included the following approximate amounts: $30 million for new stores; $17 million for improvements, upgrades, remodels and relocations of existing stores; $7 million for distribution and transportation-related capital expenditures; and $4 million for systems-related capital projects.  During the 2007 period, we opened 240 new stores, and remodeled or relocated 87 stores.

Purchases and sales of short-term investments of $9.9 million and $59.0 million, respectively, during the 2008 period, and sales of short-term investments of $10.5 million and purchases of short-term and long-term investments totaling $25.5 million during the 2007 period relate primarily to ARIC.

Capital expenditures for the entire 2008 fiscal year are projected to be approximately $200 to $220 million.  We anticipate funding our 2008 capital requirements with cash flows from operations and our asset-based revolving credit facility, if necessary.

Cash flows from financing activities.  We repaid $102.5 million under our asset-based revolving credit facility in the 2008 period. In the 2007 period we issued long-term debt of approximately $4.2 billion and issued common stock in the amount of approximately $2.8 billion to finance the Merger. We completed a cash tender offer in the 2007 period for our 2010 Notes. Approximately 99% of the 2010 Notes were validly tendered resulting in repayments of long-term debt in the amount of $210.3 million. Borrowings, net of repayments, under our asset-based revolving credit facility in the 2007 period totaled $300.0 million. Also in the 2007 Predecessor period, we paid cash dividends of $15.7 million, or $0.05 per share, on outstanding common stock during the 2007 period, offset by proceeds from the exercise of stock options of $41.5 million.

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

Factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and recent improvements in the annual LIFO analysis whereby all SKUs are considered in the index formulation. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year and are thus subject to adjustment in the final year-end LIFO inventory valuation. We also perform interim inventory-aging analysis for determining obsolete inventory. Our policy is to write down inventory to an LCM value based on various management assumptions including estimated markdowns and sales required to liquidate such aged inventory in future periods. Inventory is reviewed on a quarterly basis and adjusted as appropriate to reflect write-downs determined to be necessary.

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

Goodwill and Indefinite-Lived Intangible Assets. Under SFAS 142, “Goodwill and Other Intangible Assets,” we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. Significant judgments required in this testing process may include projecting future cash flows, determining appropriate discount rates and other assumptions. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value or impairment. Future indicators of impairment could result in an asset impairment charge.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008.

ITEM 4T.

CONTROLS AND PROCEDURES.

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

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended August 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The information contained under the heading “Legal proceedings” in Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.

RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to the terms of a Management Stockholder’s Agreement with us and Buck Holdings, L.P., each of our shareholders agreed that shareholder action may be taken without a meeting, without prior notice and without a vote if a written consent setting forth the action taken is signed by shareholders having not less than the minimum number of votes that would be necessary to authorize the action at a meeting, and consented to the taking of any action in such manner.  On May 29, 2008, acting by written consent without a meeting in reliance upon this provision, Buck Holdings, L.P., which owns 553,400,020 shares of our common stock (or approximately 99% of our then outstanding common stock), voted all of its shares to:

•

Re-elect each member of our Board of Directors (namely, Michael M. Calbert, Raj Agrawal, Richard W. Dreiling, Adrian Jones and Dean B. Nelson) for a term of one year or until the election of each such director’s successor.

•

Approve and authorize an amendment to the 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates to increase the number of shares available for grant under that Plan to 27.5 million from the previously authorized 24 million.

In addition, pursuant to the terms of the Management Stockholder’s Agreement, each of our shareholders appointed Buck Holdings, L.P. and its authorized representatives and designees as proxy and attorney-in-fact to exercise the shareholder’s right to vote all of his or her shares of our common stock for the purpose of electing any one or more members to our Board. Pursuant to this proxy, Buck Holdings, L.P., must vote on behalf of each such shareholder in the same manner as Buck Holdings, L.P., votes its own shares for the purpose of electing any one or more members to our Board. As of May 29, 2008, 2,079,877 shares of our common stock were outstanding and subject to this proxy.

ITEM 6.

EXHIBITS.

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

“Forward-looking statements” within the meaning of the federal securities laws are included throughout this report, particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. You can identify these statements because they are not solely statements of historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions that concern our strategy, plans or intentions, among other things. For example, all statements relating to our estimated or projected earnings, costs, expenditures, cash flows, financial results and liquidity, our plans and objectives for future operations, growth or initiatives, the expected outcome or impact of pending or threatened litigation, and expectations regarding a possible reduction in the reserve for uncertain tax positions are forward-looking statements.

All forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the impact of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation, increased competition; consumer demand, spending patterns and debt levels; changing wages, health care, other benefit, and insurance costs; inflation and general economic conditions; fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, and utilities costs; the ability to hire and retain effective employees; our ability to timely open, remodel or relocate stores; interest rate fluctuations; capital market conditions; risks and challenges in connection with sourcing merchandise from domestic and international vendors; disruptions in the supply chain; the level of success of our initiatives; the outbreak of war or pandemics; geopolitical events or conditions; natural disasters; weather conditions; regulatory matters; the cost of goods; seasonality; the factors disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2008; the factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”); and other factors. All written and oral forward-looking statements are qualified in their entirety by these cautionary statements as well as other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate all of our forward-looking statements in the context of these risks and uncertainties.

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

DOLLAR GENERAL CORPORATION

Date: September 3, 2008	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

First Amendment to Employment Agreement with David M. Tehle, dated as of May 9, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 9, 2008, filed with the SEC on May 15, 2008 (file no. 001-11421)).

10.2

First Amendment to Employment Agreement with Kathleen R. Guion, dated as of May 9, 2008 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 9, 2008, filed with the SEC on May 15, 2008 (file no. 001-11421)).

10.3

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

10.5

Amendment No. 1 to the 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K dated May 29, 2008, filed with the SEC on June 2, 2008 (file no. 001-11421)).

10.6

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008.

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.