Form 10-Q
period 2008-10-31
DOLLAR GENERAL CORP
filed 2008-12-03
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

The Registrant had 555,876,560 shares of common stock, $0.50 par value per share, outstanding as of November 28, 2008.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Successor
	October 31, 2008	February 1, 2008
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$150,590	$100,209
Short-term investments	-	19,611
Merchandise inventories	1,619,922	1,288,661
Income taxes receivable	42,986	32,501
Deferred income taxes	-	17,297
Prepaid expenses and other current assets	72,799	59,465
Total current assets	1,886,297	1,517,744
Net property and equipment	1,288,848	1,274,245
Goodwill	4,337,152	4,344,930
Intangible assets, net	1,336,774	1,370,557
Other assets, net	91,030	148,955
Total assets	$8,940,101	$8,656,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$8,455	$3,246
Accounts payable	720,126	551,040
Accrued expenses and other	439,583	300,956
Income taxes payable	1,824	2,999
Deferred income taxes	22,669	-
Total current liabilities	1,192,657	858,241
Long-term obligations	4,172,467	4,278,756
Deferred income taxes	542,260	486,725
Other liabilities	256,103	319,714

Redeemable common stock	13,150	9,122

Shareholders’ equity:
Preferred stock	-	-
Common stock	277,938	277,741
Additional paid-in capital	2,487,071	2,480,062
Retained earnings (accumulated deficit)	21,510	(4,818)
Accumulated other comprehensive loss	(23,055)	(49,112)
Total shareholders’ equity	2,763,464	2,703,873
Total liabilities and shareholders’ equity	$8,940,101	$8,656,431

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Successor
	13-weeks ended October 31, 2008	13-weeks ended November 2, 2007
Net sales	$2,598,938	$2,312,842
Cost of goods sold	1,826,651	1,666,042
Gross profit	772,287	646,800
Selling, general and administrative	634,055	580,163
Litigation settlement and related costs	34,500	-
Transaction and related costs	-	934
Operating profit	103,732	65,703
Interest income	(619)	(1,388)
Interest expense	98,393	111,957
Other (income) expense	266	6,784
Income (loss) before income taxes	5,692	(51,650)
Income tax expense (benefit)	12,998	(18,618)
Net loss	$(7,306)	$(33,032)

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Successor		Predecessor
	39-weeks ended October 31, 2008	July 7, 2007 through November 2, 2007 (a)	February 3, 2007 through July 6, 2007
Net sales	$7,611,820	$3,011,920	$3,923,753
Cost of goods sold	5,388,421	2,180,397	2,852,178
Gross profit	2,223,399	831,523	1,071,575
Selling, general and administrative	1,831,241	770,603	960,930
Litigation settlement and related costs	34,500	-	-
Transaction and related costs	-	1,242	101,397
Operating profit	357,658	59,678	9,248
Interest income	(2,793)	(2,421)	(5,046)
Interest expense	298,698	148,477	10,299
Other (income) expense	856	8,232	-
Income (loss) before income taxes	60,897	(94,610)	3,995
Income tax expense (benefit)	34,569	(34,403)	11,993
Net income (loss)	$26,328	$(60,207)	$(7,998)

(a)

Includes the results of operations of Buck Acquisition Corp. for the period from March 6, 2007 (its formation) through July 6, 2007, prior to its merger with and into Dollar General Corporation (reflecting the change in fair value of interest rate swaps), and the post-merger results of Dollar General Corporation for the period from July 7, 2007 through November 2, 2007. See Note 1.

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor		Predecessor
	39-weeks ended October 31, 2008	July 7, 2007 through November 2, 2007 (a)	February 3, 2007 through July 6, 2007
Cash flows from operating activities:
Net income (loss)	$26,328	$(60,207)	$(7,998)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	184,155	90,907	83,917
Deferred income taxes	30,057	6,554	(20,874)
Noncash share-based compensation	7,206	3,147	45,433
Tax benefit of stock options	(576)	-	(3,927)
Noncash inventory adjustments and asset impairments	35,587	-	-
Noncash unrealized loss on interest rate swaps	4	3,705	-
Change in operating assets and liabilities:
Merchandise inventories	(364,697)	(107,874)	16,424
Prepaid expenses and other current assets	(7,218)	(4,725)	(6,184)
Accounts payable	169,276	(35,400)	34,794
Accrued expenses and other liabilities	192,983	123,787	52,995
Income taxes	(24,606)	(51,667)	2,809
Other	12,643	(2,055)	4,557
Net cash provided by (used in) operating activities	261,142	(33,828)	201,946
Cash flows from investing activities:
Merger, net of cash acquired	-	(6,738,170)	-
Purchases of property and equipment	(159,709)	(44,706)	(56,153)
Purchases of short-term investments	(9,903)	(1,000)	(5,100)
Sales of short-term investments	61,547	10,920	9,505
Purchases of long-term investments	-	(5,612)	(15,754)
Purchase of promissory notes	-	(37,047)	-
Proceeds from sale of property and equipment	971	352	620
Net cash used in investing activities	(107,094)	(6,815,263)	(66,882)
Cash flows from financing activities:
Issuance of common stock	2,268	2,759,540	-
Issuance of long-term obligations	-	4,176,817	-
Borrowings under revolving credit facilities	-	1,233,700	-
Repayments of borrowings under revolving credit facilities	(102,500)	(931,700)	-
Repayments of long-term obligations	(3,223)	(211,757)	(4,500)
Debt issuance costs	-	(86,847)	-
Payment of cash dividends	-	-	(15,710)
Proceeds from exercise of stock options	-	-	41,546
Repurchases of common stock	(788)	(124)	-
Tax benefit of stock options	576	-	3,927
Net cash provided by (used in) financing activities	(103,667)	6,939,629	25,263
Net increase in cash and cash equivalents	50,381	90,538	160,327
Cash and cash equivalents, beginning of period	100,209	-	189,288
Cash and cash equivalents, end of period	$150,590	$90,538	$349,615

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$20,259	$15,212	$13,544
Purchases of property and equipment under capital lease obligations	$3,126	$562	$1,036
Expiration of equity repurchase rights	$2,548	$-	-
Exchange of shares and stock options in business combination	$-	$7,685	$-

(a)

Includes the results of operations of Buck Acquisition Corp. for the period from March 6, 2007 (its formation) through July 6, 2007, prior to its merger with and into Dollar General Corporation (reflecting the change in fair value of interest rate swaps), and the post-merger results of Dollar General Corporation for the period from July 7, 2007 through November 2, 2007. See Note 1.

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

•

The consolidated financial statements for the Predecessor periods presented have been prepared using the pre-Merger historical basis of accounting for the Company. As a result of purchase accounting, the pre-Merger and post-Merger financial results are not comparable.

•

The 2007 39-week period presented includes the Predecessor period of the Company from February 3, 2007 to July 6, 2007 and the post-Merger Successor period from July 7, 2007 to November 2, 2007.

•

The results of operations of Buck for the period from March 6, 2007 (its formation) to July 6, 2007 (prior to its Merger with and into the Company on July 6, 2007) also are included in the condensed consolidated financial statements of the Successor for the 39-week period described above as a result of certain derivative financial instruments entered into by Buck prior to the Merger as further described in Note 3. Prior to the Merger, Buck had no assets, liabilities, or operations other than the derivatives.

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year and are thus subject to adjustment in the final year-end LIFO inventory valuation. Primarily as a result of commodity-related inflationary cost pressures experienced by the Company and its expectations of continued inflation, the Company recorded LIFO charges in the 13-week and 39-week periods ended October 31, 2008 of $15.7 million and $31.8 million, respectively. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

As discussed in Note 3, effective February 2, 2008 the Company changed its accounting for the fair value of certain financial assets and liabilities in connection with the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” The adoption resulted in a $4.7 million decrease in liability balances associated with interest rate swaps that the Company uses to manage interest rate risk, with the offset reflected in Accumulated other comprehensive loss.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). SFAS 162 became effective in November 2008. The Company does not expect this standard to materially impact its financial statements.

2.

Comprehensive income (loss)

Comprehensive income (loss) consists of the following:

	Successor
(in thousands)	13-weeks ended October 31, 2008	13-weeks ended November 2, 2007
Net loss	$(7,306)	$(33,032)
Unrealized net gain (loss) on hedged transactions, net of income taxes (see Note 3)	1,276	(11,453)
Comprehensive loss	$(6,030)	$(44,485)

	Successor		Predecessor
(in thousands)	39-weeks ended October 31, 2008	July 7, 2007 through November 2, 2007 (a)	February 3, 2007 through July 6, 2007
Net income (loss)	$26,328	$(60,207)	$(7,998)
Unrealized net gain (loss) on hedged transactions, net of income taxes (see Note 3)	26,057	(11,453)	-
Reclassification of net loss on derivatives	-	-	76
Comprehensive income (loss)	$52,385	$(71,660)	$(7,922)

 (a) Includes results of operations for Buck from March 6, 2007 through July 6, 2007. See Note 1.

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

The Company uses interest rate swaps to manage its interest rate risk. In April 2007, Buck entered into interest rate swaps, contingent upon the completion of the Merger, on a portion of the loans anticipated to result from the Merger. These swaps were designated as cash flow hedges on October 12, 2007. As a result of these swaps, the Company is paying an all-in fixed interest rate of 7.68% on a notional amount equal to $953.3 million as of October 31, 2008. Unrealized losses of $8.5 million and $3.7 million, respectively, for the 13-week and year-to-date Successor periods ended November 2, 2007 have been recognized in Other (income) expense in the condensed consolidated statements of operations, reflecting the changes in fair value of the swaps prior to their designation as qualifying cash flow hedging relationships, which were offset by earnings under the contractual provisions of the swaps of $1.7 million during the same time periods.

In February 2008, the Company entered into an additional interest rate swap, which was designated as a cash flow hedge at its inception, resulting in the Company paying an all-in fixed interest rate of 5.58% on a notional amount of $350.0 million as of October 31, 2008.

On October 30, 2008 the Company terminated one of the interest rate swaps entered into by Buck in April 2007 with a notional amount equal to $486.7 million as of the date of termination. The termination was the result of the bankruptcy declaration by Lehman Brothers Specialty Financing Inc (“LBSF”), a non-consolidated, bankruptcy-remote subsidiary of Lehman Brothers Holdings Inc. The bankruptcy was a technical default and gave the Company the right to terminate the derivative contract.  The Company subsequently cash settled the swap on November 10, 2008 for approximately $7.6 million, including interest accrued to the date of termination.

The estimated fair value of the Company’s interest rate swap with LBSF was a liability of approximately $5.0 million as of October 30, 2008 (the termination date). Based on various factors, the Company concluded that the hedge was expected to be highly effective at achieving offsetting cash flows attributable to the hedged risk, and has therefore applied hedge accounting for this interest rate swap through the termination date.  As of the termination date the liability balance was reclassified from Other (noncurrent) liabilities to Accrued expenses and other in the condensed consolidated balance sheet.

Upon termination, the Company performed the final effectiveness test, and the amount related to the gains and losses since the hedge designation date on October 12, 2007 of approximately $3.7 million (after adjusting for the termination) remained in Accumulated other comprehensive loss at the termination date. Such amount is being reclassified into earnings as interest expense over the term of the original swap as the hedged forecasted transactions impact earnings.

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

To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments (CVAs) to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of October 31, 2008, the Company has assessed the significance of the impact of the CVAs on the overall valuation of its derivative positions and has determined that the CVAs are not significant to the overall valuation of its derivatives. Based on the Company's review of the CVAs by counterparty portfolio, the Company has determined that the CVAs are not significant to the overall portfolio valuations, as the CVAs are deemed to be immaterial in terms of basis points and are a very small percentage of the aggregate notional value.  Although some of the CVAs as a percentage of termination value appear to be more significant, primary emphasis was placed on a review of the CVA in basis points and the percentage of the notional value. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of October 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 31, 2008
Assets:
Trading securities (a)	9,965	-	-	9,965
Liabilities:
Derivative financial instruments (b)	-	36,393	-	36,393

(a)

Reflected in the condensed consolidated balance sheet as Other current assets of $2,220 and Other assets, net of $7,745.

(b)

Reflected in the condensed consolidated balance sheet as Other (noncurrent) liabilities.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of October 31, 2008.

4.

Strategic initiatives

During 2006, the Company began implementing certain strategic initiatives related to its historical inventory management and real estate strategies, as more fully described below.

Inventory management

In 2006, the Company undertook an initiative to discontinue its long-standing inventory packaway model for virtually all merchandise by the end of fiscal 2007 and recorded a reserve for lower of cost or market inventory impairment estimates. This reserve was reduced by $13.8 million during 2007 prior to the Merger to account for sales of products with markdowns below cost, higher than anticipated shrink during the period, and adjustments to the estimates of the remaining below cost markdowns to be taken. In connection with this strategic change, the Company incurred higher markdowns and writedowns on inventory in the 2007 Predecessor periods than in the comparable prior-year periods. As a result of the Merger and in accordance with SFAS 141, the Company’s inventory balances, including the inventory associated with this strategic change, were adjusted to fair value and the related reserve was eliminated.

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

Liability balances related to exit activities discussed above are as follows (in millions):

	Balance, February 1, 2008	2008 Expenses	2008 Payments and Other	Balance, October 31, 2008
Lease contract termination costs	$20.1	$0.4	$9.0	$11.5
Other associated store closing costs	1.0	-	0.7	0.3
Total	$21.1	$0.4	$9.7	$11.8

5.

Commitments and contingencies

Leases

The Merger and certain of the related financing transactions may be interpreted as giving rise to certain trigger events (which may include events of default) under leases for three of the Company’s distribution centers (“DCs”). The Company does not believe such an interpretation would be appropriate under the terms of the leases or that the resolution of such issues would result in the necessity to purchase these DCs. In the event the Company were required to purchase the three DCs, the total net cost could be approximately $112 million. The Company believes that it has negotiated with the landlord proposed lease terms that would be implemented if the landlord were to refinance or sell the property, and that the ultimate resolution of these negotiations is primarily dependent on conditions in the real estate and financial markets.

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

On May 30, 2007, the court stayed all proceedings in the case, including the sending of the Notice, to evaluate, among other things, certain appeals currently pending in the Eleventh Circuit involving claims similar to those raised in this action. That stay has been extended through January 4, 2009. During the stay, the statute of limitations will be tolled for potential class members. At its conclusion, the court will determine whether to extend the stay or to permit this action to proceed. If the court ultimately permits Notice to issue, the Company will have an opportunity at the close of the discovery period to seek decertification of the class, and the Company expects to file such a motion.

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

The plaintiffs have not yet moved for class certification relating to their Title VII claims.  The Company expects such motion to be filed within the next several months and will strenuously oppose such a motion.

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

On July 30, 2008, the Company was served with a complaint filed in the District Court for Dallas County, Iowa (Julie Cox, et al. v. Dolgencorp, Inc., et al – Case No. LACV-034423) in which the plaintiff, a former store manager, alleges that the Company discriminates against pregnant employees on the basis of sex and retaliates against employees in violation of the Iowa Civil Rights Act.  Cox seeks to represent a class of “all current, former and future employees from the State of Iowa who are employed by Dollar General who suffered from, are currently suffering from or in the future may suffer from” alleged sex/pregnancy discrimination and retaliation and seeks declaratory and injunctive relief as well as equitable, compensatory and punitive damages and attorneys’ fees and costs.

The plaintiff has not yet moved for class certification.  At this time, it is not possible to predict whether the court ultimately will permit the Cox action to proceed as a class. However, the Company believes that the case is not appropriate for class treatment and that its policies and practices comply with the Iowa Civil Rights Act.  The Company intends to vigorously defend the action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. If the Company is not successful in defending this action, its resolution could have a material adverse effect on the Company’s financial statements as a whole.

Subsequent to the announcement of the agreement relating to the Merger, the Company and its directors were named in seven putative class actions alleging claims for breach of fiduciary duty arising out of the Company’s proposed sale to KKR. Each of the complaints alleged, among other things, that the Company’s directors engaged in “self-dealing” by agreeing to recommend the transaction to the Company’s shareholders and that the consideration available to such shareholders in the transaction is unfairly low. On motion of the plaintiffs, each of these cases was transferred to the Sixth Circuit Court for Davidson County, Twentieth Judicial District, at Nashville. By order dated April 26, 2007, the seven lawsuits were consolidated in the court under the caption, “In re: Dollar General,” Case No. 07MD-1. On June 13, 2007, the court denied the Plaintiffs’ motion for a temporary injunction to block the shareholder vote that was then held on June 21, 2007. On June 22, 2007, the Plaintiffs filed their amended complaint making claims substantially similar to those outlined above. Discovery is complete, and the court on November 6, 2008 certified a class of all persons who held stock in the Company on the date of the Merger.  The defendants filed for summary judgment.

On November 24, 2008, all defendants, including the Company, reached an agreement in principle to settle this lawsuit.  The Company has determined that the agreement in principle is beneficial in order to avoid costly and time consuming litigation.  The terms of the proposed settlement, which contain no admission of any liability or wrongdoing on the part of any defendant, are subject to the negotiation of definitive documentation and approval by the court.  Based on the current agreement in principle, the Company recorded a charge of approximately $34.5 million in the third quarter of 2008 in connection with the proposed settlement, which is net of anticipated insurance proceeds.

The proposed settlement described above is subject to court approval and other contingencies.  Accordingly, there can be no assurance that a final settlement will ultimately be achieved.  In the event that a settlement is not finalized, the Company intends to defend against the allegations contained in the class action lawsuit.  If the Company is not successful in that defense, the resolution of the lawsuit could have a material adverse effect on the Company’s financial statements as a whole.

From time to time, the Company is a party to various other legal actions involving claims incidental to the conduct of its business, including actions by employees, consumers, suppliers, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation, including under federal and state employment laws and wage and hour laws.  The Company believes, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material adverse effect on the Company’s financial statements as a whole. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s results of operations, cash flows, or financial position. In addition, certain of these lawsuits, if decided adversely to the Company or settled by the Company, may result in liability material to the Company’s financial position or may negatively affect operating results if changes to the Company’s business operation are required.

Other

In August of 2008, the Consumer Product Safety Improvement Act of 2008 was signed into law.  The new law addresses, among other things, the permissible levels of lead and certain phthalates in children’s products.  The first tier of new standards for permissible levels of lead and phthalates becomes effective in February 2009; the second tier is effective in August 2009.  The Company is in the process of determining what products in its current inventory, if any, will be impacted by the new law.  Once that determination is complete, depending on sales activity in the fourth quarter, the Company may sell at a discount or scrap certain products currently in inventory on or before the effective dates.  If necessary, such activities would result in reduced gross profit in the fourth quarter. While the Company has not yet completed its review of the number and dollar value of items that may be impacted, the Company does not currently expect the impact of this process to be material to its financial statements. Until the review process is complete, however, the Company cannot definitively rule out that possibility.

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

In the 13-week period ended May 4, 2007, the Internal Revenue Service completed an examination of the Company’s federal income tax returns through fiscal year 2003 resulting in a net income tax refund.  There are no unresolved issues related to this examination.  None of the Company’s federal income tax returns are currently under examination; however, fiscal years 2005 and later are still subject to possible examination by the Internal Revenue Service. The Company has various state income tax examinations that are currently in progress.  The estimated liability related to these state income tax examinations is included in the Company’s reserve for uncertain tax positions.  Generally, the Company’s tax years ended in 2005 and forward remain open for examination by the various state taxing authorities.

As of October 31, 2008, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $49.8 million, $8.7 million and $1.5 million, respectively.  Of this amount, $9.7 million and $48.2 million are reflected in current liabilities as accrued expenses and other and in noncurrent other liabilities, respectively, in the condensed consolidated balance sheet. The remaining $2.1 million reduces deferred tax assets related to net operating loss carry forwards.  The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $7.6 million in the upcoming twelve months principally as a result of the settlement of currently ongoing state income tax examinations.  The $7.6 million reasonably possible change is included in current liabilities in the condensed consolidated balance sheet as of October 31, 2008. Also, as of October 31, 2008, approximately $0.8 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions prior to the end of this fiscal year. The amount impacting the

Company’s effective tax rate could change after the January 31, 2009, adoption of SFAS No. 141(R), “Business Combinations”.

During the 13-week period ended October 31, 2008, the Company filed an accounting method change request with the Internal Revenue Service.  Due to this filing, the Company reduced previously recorded reserves for uncertain income tax benefits by $60.1 million and increased the current portion of the deferred income taxes payable liability by $14.3 million, increased the non-current portion of the deferred taxes payable liability by $32.2 million and decreased the income taxes receivable by $13.6 million.  This change also reduced the reserve for income tax related interest expense by $8.8 million.  This $8.8 million change was recorded as a reduction in income tax related interest expense (included in income tax expense on the condensed consolidated statement of operations) of $4.6 million with the remaining $4.2 million, net of related income tax benefit, being recorded as a reduction in the balance of goodwill on the condensed consolidated balance sheet.

During the period ended October 31, 2008, the Company recorded a reduction in goodwill totaling $7.8 million (including the reversal of the interest reserve discussed above), principally as the result of the favorable resolution during the period of income tax related uncertainties that existed as of the July 6, 2007 acquisition date.  Similar accounting treatment will occur through the end of the current fiscal year for any changes, either favorable or unfavorable, that may occur in income tax related uncertainties that existed prior to or as of the acquisition date.

The effective income tax rates for the 13-week periods ended October 31, 2008 and  November 2, 2007 were 228.4% and 36.0% (a benefit), respectively.  The difference in the effective tax rate between the two periods is a result of items that both increased and decreased the effective tax rate.  The preliminary settlement of the Merger-related shareholder litigation discussed in Note 5 above is expected to result in expenses that are not deductible by the Company, thereby increasing the effective income tax rate.  The principal items partially offsetting this increase in the effective tax rate were the retroactive re-enactment in the 2008 period of selected federal jobs related credits, a benefit recorded in the 2008 period related to an internal corporate restructuring and a reduction in post-acquisition income tax related interest expense resulting from the favorable resolution of selected income tax related uncertainties.

The effective income tax rates for the 39-week Successor period ended October 31, 2008, the Successor period ended November 2, 2007 and the Predecessor period ended July 6, 2007 were 56.8%, 36.4% (a benefit) and 300.2%, respectively.  The difference in the effective tax rate between the two Successor periods is a result of items that both increased and decreased the effective tax rate.  The preliminary settlement of the Merger-related shareholder litigation discussed in Note 5 above is expected to result in expenses that are not deductible by the Company, thereby increasing the effective income tax rate.  The principal items partially offsetting this increase in the effective tax rate were a benefit recorded in the 2008 period related to an internal corporate restructuring and a reduction in post-acquisition income tax related interest expense resulting from the favorable resolution of selected income tax related uncertainties. The effective tax rate for the Predecessor period is higher than the other periods presented due principally to non-deductible expenses incurred in association with the Merger.

7.

Segment reporting

The Company manages its business on the basis of one reportable segment.  As of October 31, 2008, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary the assets and revenues of which are not material.  The following net sales data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

	Successor				Predecessor
(In thousands)	13-weeks ended October 31, 2008	13-weeks ended November 2, 2007	39-weeks ended October 31, 2008	July 7, 2007 through November 2, 2007	February 3, 2007 through July 6, 2007
Categories of similar products:
Highly consumable	$1,864,015	$1,598,836	$5,340,925	$2,086,243	$2,615,110
Seasonal	320,706	311,394	1,027,352	408,465	604,935
Home products	206,780	203,276	630,815	263,427	362,725
Basic clothing	207,437	199,336	612,728	253,785	340,983
Net sales	$2,598,938	$2,312,842	$7,611,820	$3,011,920	$3,923,753

8.

Related party transactions

Affiliates of certain of the Investors participated as (i) lenders in the Company’s indebtedness incurred to finance the Merger; (ii) counterparties to certain interest rate swaps discussed in Note 3 and (iii) as advisors in the Merger. Certain fees were paid upon closing of the Merger to affiliates of certain of the Investors.  These fees primarily included underwriting fees, advisory fees, equity commitment fees, syndication fees, merger and acquisition fees, sponsor fees, costs of raising equity, and out of pocket expenses.  The aggregate fees paid to these related parties during the year-to-date period ended November 2, 2007 totaled $134.9 million, portions of which were capitalized as debt financing costs or as direct acquisition costs.

The Company is party to a monitoring agreement with an affiliate of KKR and with Goldman Sachs & Co. pursuant to which those entities provide management and advisory services to the Company. Under the terms of the monitoring agreement, among other things, the Company is obligated to pay to those entities an aggregate annual management fee payable in arrears at the end of each calendar quarter plus all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement upon request. From time to time the Company may also reimburse KKR for any other costs incurred by KKR on behalf of the Company. The amounts incurred for the 13-week and 39-week Successor periods ended October 31, 2008 totaled $1.1 million and $5.3 million, respectively, and amounts incurred for the 13-week and year-to-date Successor periods ended November 2, 2007 totaled $1.3 million and $1.7 million, respectively.

The Company utilizes Capstone Consulting, LLC, a team of executives who work exclusively with KKR portfolio companies providing certain consulting services.  The Chief Executive Officer of Capstone serves on the Company’s Board.  Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR had provided financing to

Capstone prior to January 1, 2007.  The aggregate fees incurred for Capstone services for the 13-week and 39-week Successor periods ended October 31, 2008 totaled $0.6 million and $2.3 million, respectively. The aggregate fees incurred for Capstone services for the 13-week and year-to-date Successor periods ended November 2, 2007 totaled $0.8 million and $1.3 million, respectively.

9.

Investments in debt and equity securities

Pursuant to state regulatory requirements, the Company’s South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), historically held cash and cash equivalents and investment balances to maintain a percentage of ARIC’s liability and equity balances (primarily insurance liabilities) in the form of certain specified types of assets and therefore these assets were not available for general corporate purposes. In May 2008, the state of South Carolina made certain changes to these regulatory requirements. These  included changing the basis for certain cash balance requirements to a percentage of historical claims payments as well as other changes in the cash and investments balances requirements, allowing ARIC to liquidate investments (primarily U.S. Government and corporate debt securities) totaling $48.6 million during the second and third quarters of 2008.

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

SUCCESSOR	October 31, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$54,160	$81,833	$14,597	$-	$150,590
Merchandise inventories	-	1,619,922	-	-	1,619,922
Income taxes receivable	81,913	-	-	(38,927)	42,986
Deferred income taxes	-	4,042	2,852	(6,894)	-
Prepaid expenses and other current assets	309,667	1,370,952	19,407	(1,627,227)	72,799
Total current assets	445,740	3,076,749	36,856	(1,673,048)	1,886,297
Net property and equipment	81,685	1,206,881	282	-	1,288,848
Goodwill	4,337,152	-	-	-	4,337,152
Intangible assets, net	1,206,778	129,996	-	-	1,336,774
Deferred income taxes	-	-	6,096	(6,096)	-
Other assets, net	3,012,097	7,346	261,938	(3,190,351)	91,030

Total assets	$9,083,452	$4,420,972	$305,172	$(4,869,495)	$8,940,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$5,750	$2,705	$-	$-	$8,455
Accounts payable	1,352,023	936,822	47,024	(1,615,743)	720,126
Accrued expenses and other	166,062	228,741	56,264	(11,484)	439,583
Income taxes payable	1,431	38,099	1,221	(38,927)	1,824
Deferred income taxes	29,563	-	-	(6,894)	22,669
Total current liabilities	1,554,829	1,206,367	104,509	(1,673,048)	1,192,657
Long-term obligations	4,150,518	2,119,138	-	(2,097,189)	4,172,467
Deferred income taxes	519,326	29,030	-	(6,096)	542,260
Other liabilities	82,165	28,095	145,843	-	256,103

Redeemable common stock	13,150	-	-	-	13,150

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	277,938	23,753	100	(23,853)	277,938
Additional paid-in capital	2,487,071	652,562	19,900	(672,462)	2,487,071
Retained earnings	21,510	362,027	34,820	(396,847)	21,510
Accumulated other comprehensive loss	(23,055)	-	-	-	(23,055)
Total shareholders’ equity	2,763,464	1,038,342	54,820	(1,093,162)	2,763,464

Total liabilities and shareholders’ equity	$9,083,452	$4,420,972	$305,172	$(4,869,495)	$8,940,101

SUCCESSOR	February 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$8,320	$59,379	$32,510	$-	$100,209
Short-term investments	-	-	19,611	-	19,611
Merchandise inventories	-	1,288,661	-	-	1,288,661
Income taxes receivable	102,273	-	-	(69,772)	32,501
Deferred income taxes	3,966	-	20,626	(7,295)	17,297
Prepaid expenses and other current assets	221,408	337,741	9,341	(509,025)	59,465
Total current assets	335,967	1,685,781	82,088	(586,092)	1,517,744
Net property and equipment	83,658	1,190,131	456	-	1,274,245
Goodwill	4,344,930	-	-	-	4,344,930
Intangible assets, net	10,911	1,359,646	-	-	1,370,557
Deferred income taxes	43,890	-	47,067	(90,957)	-
Other assets, net	2,629,967	1,652	111,597	(2,594,261)	148,955

Total assets	$7,449,323	$4,237,210	$241,208	$(3,271,310)	$8,656,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$3,246	$-	$-	$3,246
Accounts payable	253,477	736,844	40	(439,321)	551,040
Accrued expenses and other	62,957	188,877	55,185	(6,063)	300,956
Income taxes payable	-	59,264	13,507	(69,772)	2,999
Total current liabilities	316,434	988,231	68,732	(515,156)	858,241
Long-term obligations	4,257,250	1,837,715	-	(1,816,209)	4,278,756
Deferred income taxes	-	584,976	-	(98,251)	486,725
Other liabilities	162,644	21,191	135,879	-	319,714

Redeemable common stock	9,122	-	-	-	9,122

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	277,741	23,753	100	(23,853)	277,741
Additional paid-in capital	2,480,062	653,711	19,900	(673,611)	2,480,062
Retained earnings (accumulated deficit)	(4,818)	127,633	16,597	(144,230)	(4,818)
Accumulated other comprehensive loss	(49,112)	-	-	-	(49,112)
Total shareholders’ equity	2,703,873	805,097	36,597	(841,694)	2,703,873

Total liabilities and shareholders’ equity	$7,449,323	$4,237,210	$241,208	$(3,271,310)	$8,656,431

SUCCESSOR	For the 13-weeks ended October 31, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$58,315	$2,598,938	$24,560	$(82,875)	$2,598,938
Cost of goods sold	-	1,826,651	-	-	1,826,651
Gross profit	58,315	772,287	24,560	(82,875)	772,287
Selling, general and administrative	59,500	641,779	15,651	(82,875)	634,055
Litigation settlement and related costs	34,500	-	-	-	34,500
Operating profit (loss)	(35,685)	130,508	8,909	-	103,732
Interest income	(15,111)	(8,605)	(3,402)	26,499	(619)
Interest expense	108,998	15,936	(42)	(26,499)	98,393
Other (income) expense	266	-	-	-	266
Income (loss) before income taxes	(129,838)	123,177	12,353	-	5,692
Income tax expense (benefit)	(20,409)	27,467	5,940	-	12,998
Equity in subsidiaries’ earnings, net of taxes	102,123	-	-	(102,123)	-
Net income (loss)	$(7,306)	$95,710	$6,413	$(102,123)	$(7,306)

SUCCESSOR	For the 13-weeks ended November 2, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$38,989	$2,312,842	$27,752	$(66,741)	$2,312,842
Cost of goods sold	-	1,666,042	-	-	1,666,042
Gross profit	38,989	646,800	27,752	(66,741)	646,800
Selling, general and administrative	38,752	587,745	20,407	(66,741)	580,163
Transaction and related costs	934	-	-	-	934
Operating profit (loss)	(697)	59,055	7,345	-	65,703
Interest income	(22,212)	(11,579)	(3,537)	35,940	(1,388)
Interest expense	122,807	25,087	3	(35,940)	111,957
Other (income) expense	6,784	-	-	-	6,784
Income (loss) before income taxes	(108,076)	45,547	10,879	-	(51,650)
Income tax expense (benefit)	(37,814)	15,598	3,598	-	(18,618)
Equity in subsidiaries’ earnings, net of taxes	37,230	-	-	(37,230)	-
Net income (loss)	$(33,032)	$29,949	$7,281	$(37,230)	$(33,032)

SUCCESSOR	For the 39-weeks ended October 31, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$158,972	$7,611,820	$73,029	$(232,001)	$7,611,820
Cost of goods sold	-	5,388,421	-	-	5,388,421
Gross profit	158,972	2,223,399	73,029	(232,001)	2,223,399
Selling, general and administrative	152,834	1,854,019	56,389	(232,001)	1,831,241
Litigation settlement and related costs	34,500	-	-	-	34,500
Operating profit (loss)	(28,362)	369,380	16,640	-	357,658
Interest income	(50,833)	(25,957)	(10,221)	84,218	(2,793)
Interest expense	326,295	56,609	12	(84,218)	298,698
Other (income) expense	856	-	-	-	856
Income (loss) before income taxes	(304,680)	338,728	26,849	-	60,897
Income tax expense (benefit)	(78,390)	104,333	8,626	-	34,569
Equity in subsidiaries’ earnings, net of taxes	252,618	-	-	(252,618)	-
Net income	$26,328	$234,395	$18,223	$(252,618)	$26,328

SUCCESSOR	July 7, 2007 through November 2, 2007 (including Buck from March 6, 2007 through July 6, 2007, see Note 1)
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$47,286	$3,011,920	$37,757	$(85,043)	$3,011,920
Cost of goods sold	-	2,180,397	-	-	2,180,397
Gross profit	47,286	831,523	37,757	(85,043)	831,523
Selling, general and administrative	59,842	768,675	27,129	(85,043)	770,603
Transaction and related costs	1,242	-	-	-	1,242
Operating profit (loss)	(13,798)	62,848	10,628	-	59,678
Interest income	(33,744)	(14,472)	(4,650)	50,445	(2,421)
Interest expense	161,394	37,524	4	(50,445)	148,477
Other (income) expense	8,232	-	-	-	8,232
Income (loss) before income taxes	(149,680)	39,796	15,274	-	(94,610)
Income tax expense (benefit)	(50,529)	11,221	4,905	-	(34,403)
Equity in subsidiaries’ earnings, net of taxes	38,944	-	-	(38,944)	-
Net income (loss)	$(60,207)	$28,575	$10,369	$(38,944)	$(60,207)

PREDECESSOR	February 3, 2007 through July 6, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$76,945	$3,923,753	$44,206	$(121,151)	$3,923,753
Cost of goods sold	-	2,852,178	-	-	2,852,178
Gross profit	76,945	1,071,575	44,206	(121,151)	1,071,575
Selling, general and administrative	64,827	982,321	34,933	(121,151)	960,930
Transaction and related costs	101,397	-	-	-	101,397
Operating profit (loss)	(89,279)	89,254	9,273	-	9,248
Interest income	(53,278)	(11,472)	(5,626)	65,330	(5,046)
Interest expense	19,796	55,828	5	(65,330)	10,299
Income (loss) before income taxes	(55,797)	44,898	14,894	-	3,995
Income tax expense (benefit)	(4,814)	11,924	4,883	-	11,993
Equity in subsidiaries’ earnings, net of taxes	42,985	-	-	(42,985)	-
Net income (loss)	$(7,998)	$32,974	$10,011	$(42,985)	$(7,998)

SUCCESSOR	For the 39-weeks ended October 31, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$26,328	$234,395	$18,223	$(252,618)	$26,328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,828	158,134	193	-	184,155
Deferred income taxes	(73,328)	44,640	58,745	-	30,057
Noncash share-based compensation	7,206	-	-	-	7,206
Tax benefit of stock options	(576)	-	-	-	(576)
Noncash inventory adjustments and asset impairments	-	35,587	-	-	35,587
Noncash unrealized loss on interest rate swaps	4	-	-	-	4
Equity in subsidiaries’ earnings, net	(252,618)	-	-	252,618	-
Change in operating assets and liabilities:
Merchandise inventories	-	(364,697)	-	-	(364,697)
Prepaid expenses and other current assets	(10,611)	5,190	(1,797)	-	(7,218)
Accounts payable	13,298	155,886	92	-	169,276
Accrued expenses and other	140,245	41,695	11,043	-	192,983
Income taxes	8,858	(21,178)	(12,286)	-	(24,606)
Other	2,391	10,341	(89)	-	12,643
Net cash provided by (used in) operating activities	(112,975)	299,993	74,124	-	261,142
Cash flows from investing activities:
Purchases of property and equipment	(11,629)	(148,061)	(19)	-	(159,709)
Purchases of short-term investments	-	-	(9,903)	-	(9,903)
Sales of short-term investments	-	-	61,547	-	61,547
Proceeds from sale of property and equipment	-	971	-	-	971
Net cash provided by (used in) investing activities	(11,629)	(147,090)	51,625	-	(107,094)
Cash flows from financing activities:
Issuance of common stock	2,268	-	-	-	2,268
Borrowings under revolving credit facility	-	-	-	-	-
Repayments of borrowings under revolving credit facility	(102,500)	-	-	-	(102,500)
Repayments of long-term obligations	-	(3,223)	-	-	(3,223)
Repurchases of common stock	(788)	-	-	-	(788)
Tax benefit of stock options	576	-	-	-	576
Changes in intercompany note balances, net	270,888	(127,226)	(143,662)	-	-
Net cash provided by (used in) financing activities	170,444	(130,449)	(143,662)	-	(103,667)
Net increase (decrease) in cash and cash equivalents	45,840	22,454	(17,913)	-	50,381
Cash and cash equivalents, beginning of period	8,320	59,379	32,510	-	100,209
Cash and cash equivalents, end of period	$54,160	$81,833	$14,597	$-	$150,590

SUCCESSOR	July 7, 2007 through November 2, 2007 (including Buck from March 6, 2007 through July 6, 2007, see Note 1)
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income (loss)	$(60,207)	$28,575	$10,369	$(38,944)	$(60,207)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,480	77,341	86	-	90,907
Deferred income taxes	(5,929)	7,571	4,912	-	6,554
Noncash share-based compensation	3,147	-	-	-	3,147
Noncash unrealized gain on interest rate swaps	3,705	-	-	-	3,705
Equity in subsidiaries’ earnings, net	(38,944)	-	-	38,944	-
Change in operating assets and liabilities:
Merchandise inventories	-	(107,874)	-	-	(107,874)
Prepaid expenses and other current assets	(6,616)	2,286	(395)	-	(4,725)
Accounts payable	(46,175)	23,761	(12,986)	-	(35,400)
Accrued expenses and other	64,185	50,217	9,385	-	123,787
Income taxes	(60,297)	2,730	5,900	-	(51,667)
Other	(5,178)	3,391	(268)	-	(2,055)
Net cash provided by (used in) operating activities	(138,829)	87,998	17,003	-	(33,828)
Cash flows from investing activities:
Merger, net of cash acquired	(5,648,961)	(1,129,955)	40,746	-	(6,738,170)
Purchases of property and equipment	(2,580)	(42,110)	(16)	-	(44,706)
Purchases of short-term investments	-	-	(1,000)	-	(1,000)
Sales of short-term investments	-	-	10,920	-	10,920
Purchases of long-term investments	-	-	(5,612)	-	(5,612)
Purchase of promissory notes	-	(37,047)	-	-	(37,047)
Proceeds from sale of property and equipment	-	352	-	-	352
Net cash provided by (used in) investing activities	(5,651,541)	(1,208,760)	45,038	-	(6,815,263)
Cash flows from financing activities:
Issuance of common stock	2,759,540	-	-	-	2,759,540
Issuance of long-term obligations	4,176,817	-	-	-	4,176,817
Borrowings under revolving credit facility	1,233,700	-	-	-	1,233,700
Repayments of borrowings under revolving credit facility	(931,700)	-	-	-	(931,700)
Repayments of long-term obligations	(209,708)	(2,049)	-	-	(211,757)
Debt issuance costs	(86,847)	-	-	-	(86,847)
Repurchases of common stock	(124)	-	-	-	(124)
Changes in intercompany note balances, net	(1,128,794)	1,188,792	(59,998)	-	-
Net cash provided by (used in) financing activities	5,812,884	1,186,743	(59,998)	-	6,939,629
Net increase in cash and cash equivalents	22,514	65,981	2,043	-	90,538
Cash and cash equivalents, beginning of period	-	-	-	-	-
Cash and cash equivalents, end of period	$22,514	$65,981	$2,043	$-	$90,538

PREDECESSOR	February 3, 2007 through July 6, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income (loss)	$(7,998)	$32,974	$10,011	$(42,985)	$(7,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,051	74,770	96	-	83,917
Deferred income taxes	(7,982)	(9,194)	(3,698)	-	(20,874)
Noncash share-based compensation	45,433	-	-	-	45,433
Tax benefit from stock option exercises	(3,927)	-	-	-	(3,927)
Equity in subsidiaries’ earnings, net	(42,985)	-	-	42,985	-
Change in operating assets and liabilities:
Merchandise inventories	-	16,424	-	-	16,424
Prepaid expenses and other current assets	5,758	(11,762)	(180)	-	(6,184)
Accounts payable	44,909	(23,103)	12,988	-	34,794
Accrued expenses and other	7,897	36,021	9,077	-	52,995
Income taxes	(24,998)	31,741	(3,934)	-	2,809
Other	21	4,726	(190)	-	4,557
Net cash provided by operating activities	25,179	152,597	24,170	-	201,946
Cash flows from investing activities:
Purchases of property and equipment	(5,321)	(50,737)	(95)	-	(56,153)
Purchases of short-term investments	-	-	(5,100)	-	(5,100)
Sales of short-term investments	-	-	9,505	-	9,505
Purchases of long-term investments	-	-	(15,754)	-	(15,754)
Proceeds from sale of property and equipment	-	620	-	-	620
Net cash used in investing activities	(5,321)	(50,117)	(11,444)	-	(66,882)
Cash flows from financing activities:
Repayments of long-term obligations	(148)	(4,352)	-	-	(4,500)
Payment of cash dividends	(15,710)	-	-	-	(15,710)
Proceeds from exercise of stock options	41,546	-	-	-	41,546
Tax benefit of stock options	3,927	-	-	-	3,927
Changes in intercompany note balances, net	75,840	(86,988)	11,148	-	-
Net cash provided by (used in) financing activities	105,455	(91,340)	11,148	-	25,263
Net increase in cash and cash equivalents	125,313	11,140	23,874	-	160,327
Cash and cash equivalents, beginning of period	114,310	58,107	16,871	-	189,288
Cash and cash equivalents, end of period	$239,623	$69,247	$40,745	$-	$349,615

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

The Merger was consummated on July 6, 2007, the end of the ninth week of our 13-week second quarter period in 2007. The 2007 39-week period presented includes the 22-week Predecessor period from February 3, 2007 to July 6, 2007, combined with the 17-week Successor period from July 7, 2007 to November 2, 2007. The Predecessor period reflects the historical basis of accounting while the 2007 Successor period reflects the impact of the preliminary purchase price allocation associated with the Merger as well as pre-Merger operations of Buck associated with the change in fair value of interest rate swaps.

For comparison purposes, the discussion of operations for the 39-week periods included below is generally based on the Successor 39-week period ended October 31, 2008, compared to the mathematical combination of the Successor and Predecessor periods in the 39-week period ended November 2, 2007, which we believe assists in the understanding of the underlying business and in the comparison between periods.  Transactions relating to or resulting from the Merger are discussed separately. The combined results have not been prepared as pro forma results, may not reflect the actual results we could have achieved absent the Merger and may not be indicative of future results of operations.

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with over 8,300 stores in 35 states, primarily in the southern, southwestern, midwestern and eastern United States. We serve a broad customer base and offer a focused assortment of everyday items, including basic consumable merchandise and other home, apparel and seasonal products. We seek to offer a compelling value proposition for our customers based on convenient store locations, easy in and out shopping and quality merchandise at highly competitive prices. We believe our combination of value and convenience distinguishes us from other discount, convenience and drugstore retailers, who typically focus on either value or convenience. Our business model has proven to be resilient in both strong and challenging economic environments, as evidenced by our historical annual and 2008 year-to-date same store sales growth. During our third quarter, consumers continued to be challenged by high energy prices, food and healthcare inflation, increased unemployment and uncertainties in the economy.

In late 2006, we launched certain strategic operating initiatives aimed at improving our long-term financial performance. Our actions included the closing of approximately 400 under-performing stores, a slowdown in our new store growth plans, and the elimination of our longtime practice of packing away inventories at the end of each season to be sold in future years.  In fiscal 2007, we completed the implementation of these initial actions.  Working with new ownership, we further developed our merchandising and real estate strategies, including the closing of an additional 60 stores, and clearly defined our go-forward operating priorities. Our operating results in 2007 included significant transition costs as we closed stores and eliminated packaway inventories.  In 2008, we have been focused on executing our four operating priorities, which are to:

•

Drive productive sales growth;

•

Increase gross margins;

•

Leverage process improvements and information technology to reduce costs; and

•

Strengthen and expand Dollar General’s culture of “serving others.”

Each of our key financial metrics for the third quarter of 2008 reflects improved performance over the comparable 2007 period as follows:

•

Same-store sales for the quarter increased 10.6% compared with the prior year period.

•

Gross profit, as a percentage of sales, increased to 29.7% compared to 28.0% in the 2007 period as a result of higher average markups, improvements in inventory shrink, lower markdowns and leverage of our distribution costs, including the impact of higher sales volumes as well as logistics efficiencies and other cost savings in the supply chain which substantially mitigated the impact of higher than anticipated fuel costs, all of which were partially offset by a LIFO charge primarily related to commodity cost increases.

•

Inventory turnover improved to 5.0 times on a rolling four-quarter basis compared to 4.6 times for the corresponding previous year period.

•

Cash flow from operating activities for the year-to-date period was $261.1 million, compared to $168.1 million in the 2007 year-to-date period, primarily reflecting improved accounts payable terms and increased net income, partially offset by inventory purchases associated with our merchandising initiatives.

We believe that our merchandising and operating initiatives have contributed significantly to our improved sales performance, decreased inventory shrink, lower employee turnover and an improvement in the overall appearance of our stores. With new merchandise pricing tools, we have been able to react to recent cost increases from our vendors, including making changes to our retail prices as necessary. As a result of efforts to respond to our consumers’ need for convenience and value, we have extended store hours and continue to add new convenience and national name brand items in our stores. We believe our stores are well prepared for the 2008 holiday selling season as we strive to meet our customers’ needs for seasonal items as well as basic necessities.

For the 39 weeks ended October 31, 2008, we opened 175 new stores, relocated 78 stores, remodeled 278 stores and closed 23 stores. We remain on track to open approximately 200 new stores and to remodel or relocate 400 stores in fiscal 2008. As of October 31, 2008, we operated 8,346 stores in 35 states.

The above discussion is only a summary.  Readers should refer to the detailed discussion below for the full analysis of our financial performance in the current year periods as compared with the prior year periods.

Results of Operations

The following discussion of our financial performance is based on the Condensed Consolidated Financial Statements set forth herein. The following table contains results of operations data for the 13-week and 39-week periods ended October 31, 2008 and November 2, 2007 (including a combination of the relevant Predecessor and Successor periods), and the dollar and percentage variances among those periods:

(amounts in millions)	13-weeks ended October 31, 2008	13-weeks ended November 2, 2007	Amount change	% change
Net sales by category:
Highly consumable	$1,864.0	$1,598.8	$265.2	16.6%
% of net sales	71.72%	69.13%
Seasonal	320.7	311.4	9.3	3.0
% of net sales	12.34%	13.46%
Home products	206.8	203.3	3.5	1.7
% of net sales	7.96%	8.79%
Basic clothing	207.4	199.3	8.1	4.1
% of net sales	7.98%	8.62%
Net sales	2,598.9	2,312.8	286.1	12.4
Cost of goods sold	1,826.7	1,666.0	160.6	9.6
% of net sales	70.28%	72.03%
Gross profit	772.3	646.8	125.5	19.4
% of net sales	29.72%	27.97%
Selling, general and administrative	634.1	580.2	53.9	9.3
% of net sales	24.40%	25.08%
Litigation settlement and related costs	34.5	-	34.5	-
% of net sales	1.33%	-
Transaction and related costs	-	0.9	(0.9)	-
% of net sales	-	0.04%
Operating profit	103.7	65.7	38.0	57.9
% of net sales	3.99%	2.84%
Interest income	(0.6)	(1.4)	0.8	(55.4)
% of net sales	(0.02)%	(0.06)%
Interest expense	98.4	112.0	(13.6)	(12.1)
% of net sales	3.79%	4.84%
Other (income) expense	0.3	6.8	(6.5)	(96.1)
% of net sales	0.01%	0.29%
Income (loss) before income taxes	5.7	(51.7)	57.3	-
% of net sales	0.22%	(2.23)%
Income tax expense (benefit)	13.0	(18.6)	31.6	-
% of net sales	0.50%	(0.80)%
Net loss	$(7.3)	$(33.0)	$25.7	(77.9)%
% of net sales	(0.28)%	(1.43)%

	Successor	Combined (a)	Successor (b)	Predecessor	2008 vs. Combined 2007
(amounts in millions)	39-weeks ended October 31, 2008	39-weeks ended November 2, 2007	July 7, 2007 through November 2, 2007	February 3, 2007 through July 6, 2007	Amount change	% change
Net sales by category:
Highly consumable	$5,340.9	$4,701.4	$2,086.2	$2,615.1	$639.6	13.6%
% of net sales	70.17%	67.79%
Seasonal	1,027.4	1,013.4	408.5	604.9	14.0	1.4
% of net sales	13.50%	14.61%
Home products	630.8	626.2	263.4	362.7	4.7	0.7
% of net sales	8.29%	9.03%
Basic clothing	612.7	594.8	253.8	341.0	18.0	3.0
% of net sales	8.05%	8.58%
Net sales	7,611.8	6,935.7	3,011.9	3,923.8	676.1	9.7
Cost of goods sold	5,388.4	5,032.6	2,180.4	2,852.2	355.8	7.1
% of net sales	70.79%	72.56%
Gross profit	2,223.4	1,903.1	831.5	1,071.6	320.3	16.8
% of net sales	29.21%	27.44%
Selling, general and administrative	1,831.2	1,731.5	770.6	960.9	99.7	5.8
% of net sales	24.06%	24.97%
Litigation settlement and related costs	34.5	-	-	-	34.5	-
% of net sales	0.45%	-
Transaction and related costs	-	102.6	1.2	101.4	(102.6)	-
% of net sales	-	1.48%
Operating profit	357.7	68.9	59.7	9.2	288.7	418.9
% of net sales	4.70%	0.99%
Interest income	(2.8)	(7.5)	(2.4)	(5.0)	4.7	(62.6)
% of net sales	(0.04)%	(0.11)%
Interest expense	298.7	158.8	148.5	10.3	139.9	88.1
% of net sales	3.92%	2.29%
Other (income) expense	0.9	8.2	8.2	-	(7.4)	(89.6)
% of net sales	0.01%	0.12%
Income (loss) before income taxes	60.9	(90.6)	(94.6)	4.0	151.5	-
% of net sales	0.80%	(1.31)%
Income tax expense (benefit)	34.6	(22.4)	(34.4)	12.0	57.0	-
% of net sales	0.45%	(0.32)%
Net income (loss)	$26.3	$(68.2)	$(60.2)	$(8.0)	$94.5	-%
% of net sales	0.35%	(0.98)%

(a)

The combined results are the mathematical combination of the Predecessor and Successor periods included in the condensed consolidated financial statements for the 2007 periods presented. The presentation does not comply with generally accepted accounting principles, but we believe this presentation assists in the comparison between periods.

(b)

Includes the results of operations of Buck for the period prior to the Merger from March 6, 2007 (its formation) through July 6, 2007 (reflecting the change in fair value of interest rate swaps), and the post-Merger results of Dollar General Corporation for the period from July 7, 2007 through November 2, 2007.

13 WEEKS ENDED OCTOBER 31, 2008 AND NOVEMBER 2, 2007

Net Sales. The 12.4% net sales increase over the 2007 period was attributable primarily to our 10.6% same-store sales increase.  Same-store sales, which includes those stores that have been open at least 13 full fiscal months and remain open at the end of the reporting period, were positively impacted by increases in the number of customer transactions and the average dollar value of transactions during the period. We believe the increase in sales resulted from our merchandising and store operations initiatives, including extended store hours, and from favorable customer response to our convenience and value during the current challenging economic environment. Sales of merchandise in our highly consumables category were the largest contributor to our net sales increase, although sales in our home, seasonal and basic clothing categories also improved from the prior year period. We continue to focus our efforts on meeting our customers’ consumables needs and improving our merchandising in our home, basic clothing and seasonal categories to be more relevant to our customers.

Gross Profit. Higher average markups, improvements in shrink, lower markdowns and improved distribution and transportation logistics efficiencies, which more than offset increased fuel costs, along with the leverage impact of higher sales volumes were responsible for the 2008 gross profit increase as a percentage of sales. We recorded a LIFO charge of $15.7 million in the 2008 period resulting from inflationary pressures on inventory costs.

SG&A Expense.  SG&A decreased as a percentage of sales primarily resulting from the leveraging impact of increased sales, in addition to decreased workers compensation expense, lower waste management expense resulting from our new paper recycling program, lower depreciation expense, and an accrued loss in the 2007 period of approximately $3.4 million relating to certain distribution center leases. The decrease in SG&A, as a percentage of sales, was partially offset by higher incentive compensation expense associated with our 2008 financial performance.

Litigation Settlement and Related Costs.  Subsequent to the announcement of the Merger agreement, we, along with our directors and KKR, were named in a class action lawsuit. On November 24, 2008, we, along with all defendants, reached an agreement in principle to settle this lawsuit, based on our determination that such agreement is beneficial in order to avoid costly and time consuming litigation.  The terms of the proposed settlement, which contain no admission of any liability or wrongdoing on the part of any defendant, are subject to the negotiation of definitive documentation and approval by the court.  Based on the current agreement in principle, we have recorded a charge of approximately $34.5 million for the third quarter of 2008 in connection with the proposed settlement, which is net of anticipated insurance proceeds.

Interest Expense.  The interest expense decrease was primarily due to having no borrowings outstanding during the 2008 period under our asset-based revolving credit facility and lower average interest rates on the unhedged portion of the outstanding term loan facility. For further discussion, see “Liquidity and Capital Resources” below.

Other (Income) Expense. During the 2007 period, we recorded an unrealized loss of $8.5 million related to the change in the fair value of interest rate swaps prior to designating the swaps as cash flow hedges. The loss was offset by earnings of $1.7 million under the contractual provisions of the swap agreements.

Income Taxes. The effective income tax rates for the 13-week periods ended October 31, 2008, and November 2, 2007 were 228.4% and 36.0%, (a benefit), respectively.  The difference in the effective tax rate between the two periods is a result of items that both increased and decreased the effective tax rate.  The preliminary settlement of the Merger-related shareholder litigation discussed above is expected to result in expenses that are not deductible thereby increasing the effective income tax rate.  The principal items partially offsetting this increase in the effective tax rate were the retroactive re-enactment in the 2008 period of selected federal jobs related credits, a benefit recorded in the 2008 period related to an internal corporate restructuring and a reduction in post-acquisition income tax related interest expense resulting from the favorable resolution of selected income tax related uncertainties.

During the 13-week period ended October 31, 2008, we recorded a reduction in goodwill totaling $7.8 million principally as the result of the favorable resolution during the period of income tax related uncertainties that existed as of the July 6, 2007 acquisition date.  Similar accounting treatment will occur through the end of the current fiscal year for any changes, either favorable or unfavorable, that may occur in income tax related uncertainties that existed prior to or as of the acquisition date.

39 WEEKS ENDED OCTOBER 31, 2008 AND NOVEMBER 2, 2007

Net Sales. The 9.7% net sales increase over the 2007 period was attributable primarily to our 8.8% same-store sales increase.  Same-store sales were positively impacted by increases in the number of customer transactions and the average dollar value of transactions during the period. We believe the increase in sales resulted from our merchandising and store operations initiatives, including extended store hours, and from favorable customer response to our convenience and value during the current challenging economic environment.

Gross Profit. Higher average markups, improvements in shrink and lower markdowns were substantially responsible for the 2008 gross profit increase as a percentage of sales.  Additionally, improved distribution and transportation logistics efficiencies mitigated increased fuel costs in the 2008 period. We recorded a LIFO charge of $31.8 million in the 2008 period as a result of inflationary product cost pressures we began experiencing during the second quarter of 2008 (related primarily to commodity cost increases). In the 2007 period, net markdowns were higher than the historical rate as the result of markdowns taken in connection with the inventory reduction strategies discussed above.

SG&A Expense.  The following items represent the more significant changes in SG&A, as a percentage of sales, between the periods. SG&A in the 2008 period includes $30.4 million of leasehold intangibles amortization and approximately $25.6 million of other SG&A expenses resulting from the Merger, including primarily monitoring, consulting, legal, recruiting and employee severance expenses. SG&A in the 2007 period includes approximately $13.4 million of leasehold intangibles amortization and $12.0 million relating to a probable loss associated with the restructuring of three distribution center leases, resulting from the Merger. In addition, SG&A in the 2007 period included $54.3 million relating to strategic real estate initiatives.  In addition to the impact of the items noted, we leveraged SG&A expenses as a result of higher net sales. Advertising, workers’ compensation, waste management and depreciation expense decreased in the 2008 period from the 2007 period, while incentive compensation expense associated with our 2008 financial performance increased.

Litigation Settlement and Related Costs. Based on the current agreement in principle to settle the Merger-related shareholder litigation discussed above, we have recorded a charge of approximately $34.5 million for the third quarter of 2008 in connection with the proposed settlement, which is net of anticipated insurance proceeds.

Transaction and Related Costs. The $102.6 million of expenses recorded in the 2007 period reflect $63.2 million of expenses related to the Merger, such as investment banking and legal fees, as well as $39.4 million of compensation expense related to stock options, restricted stock and restricted stock units.

Interest Expense.  The interest expense increase was primarily due to interest on long-term obligations incurred effective July 6, 2007 to finance the Merger. For further discussion, see “Liquidity and Capital Resources” below.

Other (Income) Expense. During the 2007 period, we recorded $6.2 million in expenses related to consent fees and other costs associated with a tender offer for our previously outstanding 8 5/8% unsecured notes due June 15, 2010 (the “2010 Notes”). Approximately 99% of the 2010 Notes were retired in 2007 as a result of the tender offer. Also during the 2007 period, we recorded an unrealized loss of $3.7 million related to the change in the fair value of interest rate swaps, which was offset by earnings of $1.7 million under the contractual provisions of the swap agreements.

Income Taxes. The effective income tax rates for the 39-week Successor period ended October 31, 2008, the Successor period ended November 2, 2007 and the Predecessor period ended July 6, 2007 were 56.8%, 36.4% (a benefit) and 300.2%, respectively.  The difference in the effective tax rate between the two Successor periods is a result of items that both increased and decreased the effective tax rate.  The preliminary settlement of the Merger-related shareholder litigation discussed above is expected to result in expenses that are not deductible thereby increasing the effective income tax rate.  The principal items partially offsetting this increase in the effective tax rate were a benefit recorded in the 2008 period related to an internal corporate restructuring and a reduction in post-acquisition income tax related interest expense resulting from the favorable resolution of selected income tax related uncertainties.  The effective tax rate for the Predecessor period is higher than the other periods presented due principally to non-deductible expenses incurred in association with the Merger.

Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 became effective in November 2008. We do not believe the adoption of this standard will have a material impact on our financial statements.

Recently Adopted Accounting Standard

We adopted the provisions of SFAS 157, “Fair Value Measurements” effective February 2, 2008.  The adoption resulted in a $4.7 million decrease in liability balances associated with interest rate swaps that we use to manage interest rate risk, with the offset reflected in Accumulated other comprehensive loss.

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

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate).  The applicable margin for borrowings is (i) under the term loan facility, 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings and (ii) as of October 31, 2008 under the asset-based revolving credit facility (except in the last out tranche described above), 1.50% with respect to LIBOR borrowings and 0.50% with respect to base-rate borrowings and for any last out borrowings, 2.25% with respect to LIBOR borrowings and 1.25% with respect to base-rate borrowings.  The applicable margins for borrowings under the asset-based revolving credit facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the asset-based revolving credit facility. We also are required to pay a commitment fee to the lenders under the asset-based revolving credit facility in respect of the unutilized commitments thereunder. At October 31, 2008, the commitment fee rate was 0.375% per annum. We also must pay customary letter of credit fees.  See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of our use of interest rate swaps to manage our interest rate risk.

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

At October 31, 2008, we had no borrowings, $36.5 million of commercial letters of credit, and $83.1 million of standby letters of credit outstanding under our asset-based revolving credit facility.

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

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities.  This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of October 31, 2008, this ratio was 2.4 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents.  EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (i) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (ii) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		39-weeks ended		52-weeks ended
(in millions)	Oct. 31, 2008	Nov. 2, 2007	Oct. 31, 2008	Nov. 2, 2007	Oct. 31, 2008	Feb. 1, 2008
Net income (loss)	$(7.3)	$(33.0)	$26.3	$(68.2)	$81.7	$(12.8)
Add (subtract):
Interest income	(0.6)	(1.4)	(2.8)	(7.5)	(4.1)	(8.8)
Interest expense	98.4	112.0	298.7	158.8	403.1	263.2
Depreciation and amortization	58.9	62.1	174.6	170.0	231.0	226.4
Income taxes	13.0	(18.6)	34.5	(22.4)	67.1	10.2
EBITDA	162.4	121.1	531.3	230.7	778.8	478.2

Adjustments:
Transaction and related costs	-	0.9	-	102.6	-	102.6
(Gain) loss on debt retirements	-	-	-	6.2	(5.0)	1.2
Loss on interest rate swaps	0.3	6.8	0.9	2.1	1.2	2.4
Contingent loss on distribution center leases	-	3.4	-	12.0	-	12.0
Impact of markdowns related to inventory clearance activities, net of purchase accounting adjustments	-	(1.0)	-	4.1	(4.5)	(0.4)
SG&A related to store closing and inventory clearance activities	-	6.9	-	53.8	0.2	54.0
Operating losses (cash) of stores to be closed	-	-	-	9.4	1.1	10.5
Hurricane-related expenses and write-offs	2.0	-	2.0	-	2.0	-
Monitoring and consulting fees to affiliates	1.8	2.0	6.5	2.8	8.5	4.8
Stock option and restricted stock unit expense	2.7	2.0	7.2	5.8	7.9	6.5
Indirect merger-related costs	6.7	-	19.1	-	23.7	4.6
Litigation settlement and related costs	34.5	-	34.5	-	34.5	-
Other non-cash charges (primarily LIFO)	18.2	-	35.5	-	41.6	6.1
Other	-	-	-	0.7	0.3	1.0
Total Adjustments	66.2	21.0	105.7	199.5	111.5	205.3

Adjusted EBITDA	$228.6	$142.1	$637.0	$430.2	$890.3	$683.5

Current Financial Condition / Recent Developments

At October 31, 2008, we had total outstanding debt (including the current portion of long-term obligations) of approximately $4.18 billion, and the amount available for borrowing under our senior secured asset-based revolving credit facility was $1.0 billion.  Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of our counterparty credit risk.

Our inventory balance represented approximately 50% of our total assets exclusive of goodwill and other intangible assets as of October 31, 2008. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. See additional discussion below regarding changes in inventory balances.

Pursuant to state regulatory requirements, our South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), historically held cash and cash equivalents and investment balances to maintain a percentage of ARIC’s liability and equity balances (primarily insurance liabilities) in the form of certain specified types of assets and therefore these assets were not available for general corporate purposes. In May 2008, the state of South Carolina made certain changes in these regulatory requirements. These included changing the basis for certain cash balance requirements to a percentage of historical claims payments as well as other changes in the cash and investments balances requirements, allowing us to liquidate investments totaling $48.6 million (primarily U.S. Government and corporate debt securities) during the second and third quarters of 2008.

As described in Note 5 to the condensed consolidated financial statements, we are attempting to restructure certain leases and are involved in a number of legal actions and claims, some of which could potentially result in material cash payments.  Adverse developments in those restructuring efforts or actions could materially and adversely affect our liquidity.  We also have certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates.” Future negative developments could have a material adverse effect on our liquidity.

We may seek, from time to time, to retire the notes (as defined above) through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash flows from operating activities.  A significant component of the change in cash flows from operating activities in the 2008 period as compared to the 2007 period was our strong operating performance due to greater sales, higher gross margins and lower SG&A expenses as a percentage of sales, partially offset by significantly higher interest expense, as described in more detail above under “Results of Operations.” In addition, we experienced increased inventory turns and improved merchandise payment terms in the 2008 period as compared to the 2007 period. Accounts payable balances increased by $169.3 million in the 2008 period compared to a decline of $0.6 million in the 2007 period partially as a result of our implementation of initiatives to aggressively manage our payables. Partially offsetting the changes in accounts payable were changes in inventory balances, which increased by 26% overall during the 2008 period compared to a 4% overall increase during the 2007 period. Changes in inventory levels in our four merchandise categories in the 2008 period compared to the 2007 period were as follows: highly consumable, a 31% increase compared to a 4% increase; seasonal, a 31% increase compared to a 3% increase; home products, a 4% increase compared to a 9% decline; and basic clothing, a 19% increase compared to a 14% increase. These changes in inventory balances are primarily attributable to new merchandising initiatives and the timing of certain product purchases as compared to the prior year period.

Cash flows from investing activities.  Significant components of property and equipment purchases in the 2008 period included the following approximate amounts: $99 million for improvements and upgrades to existing stores; $22 million for remodels and relocations of existing stores; $15 million for new stores; $11 million for systems-related capital projects; and $9 million for distribution and transportation-related capital expenditures.  During the 2008 period, we opened 175 new stores and remodeled or relocated 356 stores.

The Merger, as discussed in more detail above, resulted in cash payments of approximately $6.7 billion, net of cash acquired of $350 million, in the 2007 period. Significant components of property and equipment purchases in the 2007 period included the following approximate amounts: $40 million for new stores; $35 million for improvements, upgrades, remodels and relocations of existing stores; $17 million for distribution and transportation-related capital expenditures; and $5 million for systems-related capital projects.  During the 2007 period, we opened 323 new stores, and remodeled or relocated 214 stores.

We had purchases and sales of short-term investments of $9.9 million and $61.5 million, respectively, during the 2008 period, compared to purchases and sales of short-term investments of $6.1 million and $20.4 million, respectively, and purchases of long-term investments of $21.4 million during the 2007 period, related primarily to ARIC.

Capital expenditures for the entire 2008 fiscal year are projected to be approximately $200 to $220 million.  We anticipate funding our 2008 capital requirements with cash flows from operations and our asset-based revolving credit facility, if necessary.

Cash flows from financing activities.  We repaid $102.5 million under our asset-based revolving credit facility in the 2008 period. In the 2007 period we issued long-term debt of approximately $4.2 billion and issued common stock in the amount of approximately $2.8 billion to finance the Merger. We completed a cash tender offer in the 2007 period for our 2010 Notes. Approximately 99% of the 2010 Notes were validly tendered resulting in repayments of long-term debt in the amount of $210.3 million. Borrowings, net of repayments, under our asset-based revolving credit facility in the 2007 Successor period totaled $302.0 million. Also in the 2007 Predecessor period, we paid cash dividends on outstanding common stock of $15.7 million, or $0.05 per share, offset by proceeds from the exercise of stock options of $41.5 million.

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

We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the third quarter of 2008 based on conditions as of the end of our second quarter. The tests indicated that no impairment was necessary.

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

Property and Equipment. Property and equipment are recorded at cost. We group our assets into relatively homogeneous classes and generally provide for depreciation on a straight-line basis over the estimated average useful life of each asset class, except for leasehold improvements, which are amortized over the lesser of the applicable lease term or the estimated useful life of the asset. Certain store and warehouse fixtures, when fully depreciated, are removed from the cost and related accumulated depreciation and amortization accounts. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.

Impairment of Long-lived Assets. We review the carrying value of all long-lived assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment stores open for approximately two years or more for which recent cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the estimated undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s estimated fair value. The fair value is estimated based primarily upon future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value in accordance with U.S. GAAP.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

We are exposed to market risk primarily from adverse changes in interest rates. To minimize this risk, we may periodically use financial instruments, including derivatives. As a matter of policy, we do not buy or sell financial instruments for speculative or trading purposes and all derivative financial instrument transactions must be authorized and executed pursuant to approval by the Board of Directors. All financial instrument positions taken by us are intended to be used to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. The financial instruments we use are straightforward instruments with historically liquid markets.

Interest Rate Risk

We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. Our Credit Facilities provide for variable rate borrowings of up to $3,425.0 million including availability of $1,125.0 million under our senior secured asset-based revolving credit facility, subject to the borrowing base.  In order to mitigate a portion of the variable rate interest exposure under the Credit Facilities, we entered into interest rate swaps with affiliates of Goldman, Sachs & Co., Lehman Brothers Holdings Inc. and Wachovia Capital Markets, LLC. Pursuant to the swaps, which became effective on July 31, 2007, we swapped three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 7.68% on an original notional amount of $2,000.0 million scheduled to amortize on a quarterly basis until maturity at July 31, 2012.  In February 2008, we entered into an additional interest rate swap with an affiliate of Wachovia resulting in the payment of an all-in fixed interest rate of 5.58% on an original notional amount of $350.0 million.

On October 3, 2008, Lehman Brothers Special Financing, Inc. (“LBSF”), an affiliate of Lehman Brothers Holdings Inc. and a counterparty to one of our swap agreements, declared bankruptcy, which constituted a technical default under this contract. On October 30, 2008, we terminated the swap agreement with LBSF. We subsequently cash settled the swap on November 10, 2008 for approximately $7.6 million, including interest accrued to the date of termination. As of October 31, 2008, the remaining notional amount under the remaining swaps is $1,303.3 million.

In addition, the conditions and uncertainties in the global credit markets have substantially increased the credit risk of other counterparties to our swap agreements.  In the event such counterparties fail to perform under our swap agreements and we are unable to enter into new swap agreements on terms favorable to us, our ability to effectively manage our interest rate risk may be materially impaired. We attempt to manage counterparty credit risk by periodically evaluating the financial position and creditworthiness of such counterparties, monitoring the amount for which we are at risk with each counterparty, and where possible, dispersing the risk among multiple counterparties. There can be no assurance that we will manage or mitigate our counterparty credit risk effectively.

For further discussion of our exposure to market risk, refer to Item 7A entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008.

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

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The information contained under the heading “Legal proceedings” in Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.

RISK FACTORS.

For information regarding the most significant risks facing our Company, please see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008, filed with the SEC on March 28, 2008  (the “2007 Form 10-K”), as well as the risks discussed below.   There have been no material changes to such disclosures contained in our 2007 Form 10-K other than as set forth below.

General economic factors could adversely affect our financial performance and other aspects of our business.

A further slowdown in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, interest rates, and tax rates and other changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, or a reduction in profitability due to lower margins.  Many of those factors, as well as commodity rates, transportation costs, costs of labor, insurance and healthcare, foreign exchange rate fluctuations, changes in other laws and regulations and other economic factors, also affect our cost of sales and our selling, general and administrative expenses, and we have no control or limited ability to control such factors.

In addition, current global economic conditions and uncertainties, the potential impact of a recession, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our suppliers and other business partners, landlords, and customers in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our derivative and other contracts, and other impacts which we are unable to fully anticipate. See also our disclosures under Part I, Item 3. “Quantitative and Qualitative Disclosure About Market Risk” above.

We are subject to governmental regulations, procedures and requirements.  A significant change in, or noncompliance with, these regulations could have a material adverse effect on our financial performance.

Our business is subject to numerous federal, state and local laws and regulations.  New laws or regulations or changes in existing laws and regulations, particularly those governing the sale of products, may require extensive system and operating changes that may be difficult to implement and could increase our cost of doing business. In addition, such changes or new laws may require the write off and disposal of existing product inventory, resulting in significant adverse financial impact to the Company.  Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, in addition to reputational damage.

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

All forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the impact of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation, inflation and general economic conditions; interest rate fluctuations; capital market conditions; fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, and utilities costs; consumer demand, spending patterns and debt levels; changing wages, health care, other benefit, and insurance costs; increased competition; the ability to hire and retain effective employees; our ability to timely open, remodel or relocate stores; risks and challenges in connection with sourcing merchandise from domestic and international vendors; disruptions in the supply chain; the level of success of our initiatives; the outbreak of war or pandemics; geopolitical events or conditions; natural disasters; weather conditions; regulatory matters; the cost of goods; seasonality; the factors disclosed under “Risk Factors” in Part II, Item 1A of this document and in Part I, Item 1A of our 2007 Form 10-K; the factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”); and other factors. All forward-looking statements are qualified in their entirety by these cautionary statements as well as other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate all of our forward-looking statements in the context of these risks and uncertainties.

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

DOLLAR GENERAL CORPORATION

Date: December 3, 2008	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.