Form 10-K
period 2009-01-30
DOLLAR GENERAL CORP
filed 2009-03-24
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2009

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

The aggregate fair market value of the registrant’s common stock outstanding and held by non-affiliates as of August 1, 2008 was $3,230,750, all of which was owned by employees of the registrant and not traded on a public market. For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 556,227,947 shares of common stock outstanding on March 17, 2009.

INTRODUCTION

General

This report contains references to years 2009, 2008, 2007, 2006, 2005 and 2004, which represent fiscal years ending or ended January 29, 2010, January 30, 2009, February 1, 2008, February 2, 2007, February 3, 2006 and January 28, 2005, respectively.  All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Forward Looking Statements

“Forward-looking statements” within the meaning of the federal securities laws are included throughout this report, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. You can identify these statements because they are not solely statements of historical fact or they use words such as “may,” “will,” “should,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar expressions that concern our strategy, plans or intentions. For example, all statements relating to our estimated and projected earnings, costs, expenditures, cash flows and financial results, our plans and objectives for future operations, growth or initiatives, or the expected outcome or impact of pending or threatened litigation are forward-looking statements.

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

PART I

ITEM 1.

BUSINESS

General

We are the largest discount retailer in the United States by number of stores, with 8,414 stores located in 35 states, primarily in the southern, southwestern, midwestern and eastern United States, as of February 27, 2009.  We serve a broad customer base and offer a focused assortment of everyday items, including basic consumable merchandise and other home, apparel and seasonal products.  A majority of our products are priced at $10 or less and approximately 25% of our products are priced at $1 or less.

We offer a compelling value proposition for our customers based on convenient store locations, easy in and out shopping and quality name brand and private brand merchandise at highly competitive everyday low prices. We believe our combination of value and convenience distinguishes us from other discount, convenience and drugstore retailers, who typically focus on either value or convenience. Our business model is focused on strong and sustainable sales growth, attractive margins, and limited maintenance capital expenditure and working capital needs, which, in combination, result in significant cash flow from operations (before interest).

We were founded in 1939 as J.L. Turner and Son, Wholesale.  We opened our first dollar store in 1955, when we were incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc.  We changed our name to Dollar General Corporation in 1968 and reincorporated as a Tennessee corporation in 1998.  In 2007, we entered into a merger transaction with an entity controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR” or “Sponsor”), as discussed in more detail under “Our 2007 Merger” below.

We have increased our total number of stores from 6,700 on January 30, 2004, to 8,362 on January 30, 2009, a 4.5% compounded annual growth rate (“CAGR”).  Over the same period, we grew our net sales from $6.9 billion to $10.5 billion (8.8% CAGR), driven by growth in number of stores as well as same store sales growth. We slowed new store growth in 2007 and 2008 and closed approximately 400 stores in 2007 to improve our profitability and to enable us to focus on improving the performance of existing stores. In 2008, we opened 207 new stores, closed 39 stores, and relocated or remodeled 404 existing stores. Net sales in 2008 were driven primarily by a same-store sales increase of 9.0%. See our Consolidated Financial Statements for net sales and net income (loss) for each of our last three fiscal years and total assets for each of our last two fiscal years. We intend to accelerate our new store growth in 2009 with plans to open approximately 450 new stores and to remodel or relocate approximately 400 stores.

Our 2007 Merger

On July 6, 2007, we completed a merger (the “Merger”), and, as a result,  we are a subsidiary of Buck Holdings, L.P. (“Parent”), a Delaware limited partnership controlled by investment funds affiliated with KKR. KKR, GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), Citi Private Equity, Wellington Management

Company, LLP, CPP Investment Board (USRE II) Inc., and other equity co-investors (collectively, the “Investors”) indirectly own a substantial portion of our capital stock through their investment in Parent.

As a result of the Merger, our outstanding common stock is now owned by Parent and certain members of management. Our common stock is not registered with the Securities and Exchange Commission (“SEC”) and is not traded on a national securities exchange.

We entered into the following debt financings in conjunction with the Merger:

•

We entered into a credit agreement and related security and other agreements consisting of a $2.3 billion senior secured term loan facility, which matures on July 6, 2014 (the “Term Loan Facility”).

•

We entered into a credit agreement and related security and other agreements consisting of a senior secured asset-based revolving credit facility of up to $1.125 billion (of which $432.3 million was drawn at closing and $132.3 million was paid down on the same day), subject to borrowing base availability, which matures July 6, 2013 (the “ABL Facility” and, with the Term Loan Facility, the “Credit Facilities”).

•

We issued $1.175 billion aggregate principal amount of 10.625% senior notes due 2015, which mature on July 15, 2015, and $725 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017, which mature on July 15, 2017. We repurchased $25.0 million and $44.1 million of the senior subordinated toggle notes in the fourth quarter of fiscal 2007 and in the fourth quarter of fiscal 2008, respectively.

Accounting periods before and after the Merger are referred to as the Predecessor and Successor, respectively.

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

Our Stores. The traditional Dollar General® store has, on average, approximately 7,000 square feet of selling space and generally serves customers who live within three miles of the store.  Of our 8,414 stores operating as of February 27, 2009, more than 60% serve communities with populations of 20,000 or less.  We believe that our target customers prefer the convenience of a small, neighborhood store with a focused merchandise assortment at value prices.

Our Merchandise.  Our merchandising strategy combines a low-cost operating structure with a focused assortment of products, consisting of quality basic consumable, household, apparel and seasonal merchandise at competitive everyday low prices. Our strategic combination of name brands, quality private brand products and other great value brands allows us to offer our customers a compelling value proposition. We believe our merchandising strategy and focused assortment generate frequent repeat customer purchases and encourage customers to shop at our stores for their everyday household needs.

Our Prices.  We distribute quality, consumable merchandise at everyday low prices.  Our strategy of maintaining a low-cost operating structure and a focused assortment of merchandise allows us to offer quality merchandise at competitive prices.  As part of this strategy, we emphasize even-dollar prices on many of our items.  In the typical Dollar General store, the majority of the products are priced at $10 or less, with approximately 25% of the products priced at $1 or less.

Our Cost Controls. We aggressively manage our overhead cost structure and generally seek to locate stores in neighborhoods where rental and operating costs are relatively low.  Our stores typically have low fixed costs, including lean staffing. In recent years, we implemented “EZstoreTM”, our proprietary process designed to improve inventory flow from our distribution centers, or DCs, to consumers. The EZstore process has allowed us to reallocate store labor hours to more customer-focused activities, improving the work content in our stores.

We also attempt to control operating costs by implementing new technology when feasible. In recent years we have improved our store labor scheduling,  store replenishment, and our supply chain and warehousing systems. We are in the process of expanding our technological capabilities by installing store computers throughout the chain. This initiative is expected to improve store communications and execution and reduce costs.

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

The execution of this merchandising initiative has moved us away from our traditional inventory packaway model, where unsold seasonal, apparel and home products inventory items were stored on-site and returned to the sales floor until the items were eventually sold, damaged or discarded.  In connection with this initiative, in fiscal 2007 we began taking end-of-season markdowns on current-year non-replenishable merchandise. With limited and planned exceptions, we eliminated, through end-of-season and other markdowns, our seasonal, home products and basic clothing packaway merchandise and out of season current year merchandise by the end of fiscal 2007. In addition to allowing us to carry newer, fresher merchandise, particularly in our seasonal, apparel and home categories, we believe this strategy change has enhanced the appearance of our stores and has positively impacted customer satisfaction as well as our store employees’ ability to manage stores.

Project Alpha also encompassed significant improvements to our real estate practices. We have integrated the functions of site selection, lease renewals, relocations, remodels and store closings and have defined and are implementing rigorous analytical processes for decision-making in those areas. As a first step in our initiative to revitalize our store base, we performed a comprehensive real estate review resulting in the identification of approximately 400 underperforming stores, all of which we closed by mid-2007. These closings were in addition to stores that are typically closed in the normal course of business, which over the last 10 years constituted approximately 1% to 2% of our store base per year. In 2008, our store closings were more in line with historic levels, as we closed 39 stores.  As part of Project Alpha, we moderated our new store growth rate beginning in 2007 to enable us to focus on improving the performance of existing stores, including increasing the number of store remodels and relocations in order to improve productivity and enhance the shopping experience for our customers. We intend to accelerate our new store growth in 2009 by opening approximately 450 new stores and remodeling or relocating approximately 400 stores.

As a result of opening new stores and remodeling existing stores, as of February 27, 2009, approximately 1,600 stores are operating in our racetrack format, which is designed with improved merchandise adjacencies and wider, more open aisles to enhance the overall guest shopping experience. We plan to continue to review and refine all of our existing store layouts, including the racetrack format, as well as test new layouts to further drive sales growth and margin enhancements through improved merchandising.

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

We believe that there is considerable room for growth in the “dollar store” sector. According to data from Nielsen Homescan Panel (“Nielsen”), “dollar stores” have been able to increase their penetration across all income brackets in recent years, climbing from 45% in 1997 to 64% in 2008. Though traditional “dollar stores” have high customer penetration, according to Nielsen the sector as a whole accounts for only approximately 1.5% of retail spending, which we believe leaves ample room for growth. Our merchandising initiatives are aimed at increasing our stores’ share of customer spending.

See “Our Competitive Strengths” and “Competition” below for additional information regarding our competitive situation.

Our Competitive Strengths

Market Leader in an Attractive Sector with a Growing Customer Base.  We are the largest discount retailer in the U.S. by number of stores, with 8,414 stores in 35 states as of February 27, 2009.  We are the largest player in the U.S. small box deep discount segment based on sales.  We believe we are well positioned to further increase our market share as we continue to execute our business strategy and implement our operational initiatives.  Our target customers are those seeking value and convenience. According to Nielsen, recent trip consolidation has caused decreased total outlet trips per shopper by approximately 2.5%.  At the same time the “dollar store” channel grew trips per shopper by approximately 2.5%, faster than any other retail channel and the only channel other than warehouse clubs that increased trips per shopper.

Consistent Sales Growth and Strong Cash Flow Generation. For 19 consecutive years, we have experienced positive annual same store sales growth.  Approximately two-thirds of our net sales come from the sale of consumable products, which are less susceptible to economic pressures (such as increased fuel costs and unemployment), with the remaining one-third comprised mainly of seasonal, basic clothing and home products which are subject to little trend or fashion risk.  We have a low cost operating model with attractive operating margins, low capital expenditures and low working capital needs, resulting in generation of significant cash flow from operations (before interest).

Differentiated Value Proposition. Our ability to deliver highly competitive everyday low prices in a convenient location and shopping format provides our customers with a compelling shopping experience and distinguishes us from other discount retailers, as well as from convenience and drugstore retailers.

Compelling Unit Economics.  The traditional Dollar General store size, design and location requires an initial investment for fixtures, equipment, signage and inventory of approximately $230,000. The low initial investment and maintenance capital expenditures, when combined with strong average unit volumes, provide for a quick recovery of store start-up costs.  The ability of our successful stores to generate strong cash flows with minimal investment often results in a short payback period.

Efficient Supply Chain.  We believe our distribution network is an integral component of our efforts to reduce transportation expenses and effectively support our growth.  In recent years, we have made significant investments in technological improvements and upgrades which have increased our efficiency and capacity to support our merchandising and operations initiatives and new store growth.

Experienced Management Team.  In January 2008, we hired Richard Dreiling, who has 39 years of retail experience, to serve as our Chief Executive Officer.  Over the past several years we strengthened our management team with the hiring of David Beré, our President and Chief Strategy Officer, and Todd Vasos, our Executive Vice President, Division President and Chief Merchandising Officer. We also replaced a majority of our senior merchandising and real estate teams.

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

The following table reflects the seasonality of net sales, gross profit, and net income (loss) by quarter for each of the quarters of the current fiscal year as well as each of the quarters of the two most recent fiscal years. All of the quarters reflected below are comprised of 13 weeks (see note (a) regarding results for the second quarter of 2007).

(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended January 30, 2009
Net sales	$2,403.5	$2,609.4	$2,598.9	$2,845.8
Gross profit	693.1	758.0	772.3	837.7
Net income (loss)	5.9	27.7	(7.3)	81.9

Year Ended February 1, 2008(a)
Net sales	2,275.3	(a)	2,312.8	2,559.6
Gross profit (b)	633.1	(a)	646.8	740.4
Net income (loss) (b)	34.9	(a)	(33.0)	55.4

Year Ended February 2, 2007
Net sales	2,151.4	2,251.1	2,213.4	2,554.0
Gross profit (b)	584.3	611.5	526.4	646.0
Net income (loss) (b)	47.7	45.5	(5.3)	50.1

(a)

The Merger was completed during the second quarter of 2007. Net sales, Gross profit, and Net (loss) were $1,648.5, $438.5 and $(42.9), respectively, for the Predecessor period from May 5, 2007 to July 6, 2007, and were $699.1, $184.7 and $(27.2), respectively, for the Successor period from March 6, 2007 to August 3, 2007. For comparison purposes, these Successor results include the results of operations for Buck Acquisition Corp. for the period prior to the Merger from March 6, 2007 (its formation) through July 6, 2007 (reflecting the change in fair value of interest rate swaps).

(b)

Results for the 3rd and 4th quarters of 2006 and all of 2007 reflect the impact of certain strategic real estate and inventory management initiatives as discussed above in “Overall Business Strategy.”

Merchandise

We separate our merchandise into the following four categories for reporting purposes: highly consumable, seasonal, home products, and basic clothing. Highly consumable consists of packaged food, candy, snacks and refrigerated products, health and beauty aids, home cleaning supplies and pet supplies; seasonal consists of seasonal and holiday-related items, toys, stationery and hardware; home products consists of housewares and domestics; and basic clothing consists of casual everyday apparel. The percentage of net sales of each of our four categories of merchandise for the period indicated below was as follows:

	2008	2007	2006
Highly consumable	69.3%	66.5%	65.7%
Seasonal	14.6%	15.9%	16.4%
Home products	8.2%	9.2%	10.0%
Basic clothing	7.9%	8.4%	7.9%

Our home products and seasonal categories typically account for the highest gross profit margin, and the highly consumable category typically accounts for the lowest gross profit margin.

We currently maintain approximately 7,300 core stock-keeping units, or SKUs, per store and an additional 3,200 non-core SKUs that get rotated in and out of the store over the course of a year.

We purchase our merchandise from a wide variety of suppliers. Approximately 10% of our purchases in 2008 were from The Procter & Gamble Company.  Our next largest supplier accounted for approximately 6% of our purchases in 2008.  We directly imported approximately 10% of our purchases at cost (14% at retail) in 2008.

The Dollar General Store

The average Dollar General store has approximately 7,000 square feet of selling space and is typically operated by a manager, an assistant manager and two or more sales clerks. Approximately 53% are in freestanding buildings, 45% of our stores are located in strip shopping centers and 2% are in downtown buildings. We attempt to locate primarily in small towns or in neighborhoods of more densely populated areas where occupancy expenses are relatively low.

We generally have not encountered difficulty locating suitable store sites in the past, and although management does not currently anticipate experiencing material difficulty in finding future suitable locations, the current conditions in the real estate and financing markets could make this process more difficult than in recent years.

Our recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed (a)	Net Store Increase/(Decrease)	Stores at End of Year
2006	7,929	537	237	300	8,229
2007	8,229	365	400	(35)	8,194
2008	8,194	207	39	168	8,362
(a) Includes 128 stores and 275 stores closed in 2006 and 2007, respectively as a result of certain strategic initiatives.

Employees

As of February 27, 2009, we employed approximately 72,500 full-time and part-time employees, including divisional and regional managers, district managers, store managers, and DC and administrative personnel.  Management believes our relationship with our employees is generally good, and we currently are not a party to any collective bargaining agreements.

Competition

We operate in the discount retail merchandise business, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service.  We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors in the dollar store retail category include Family Dollar, Dollar Tree, Fred’s, 99 Cents Only and various local, independent operators. Competitors from other retail categories include Wal-Mart, Walgreens, CVS, Rite Aid, Target and Costco, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do.

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

Trademarks

We own marks that are registered with the United States Patent and Trademark Office, including the trademarks Dollar General®, Dollar General Market®, Clover Valley®, DG®, DG Guarantee® and the Dollar General price point designs, along with variations and formatives of these trademarks as well as certain other trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks.  Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

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

ITEM 1A.

RISK FACTORS

Investing in our securities involves a degree of risk. Persons buying our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In addition, the risks described below are not the only risks we face. Our business, financial condition or results of operations could also be adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. In any such case, the trading price of our securities could decline or we may not be able to make payments of principal and interest on our outstanding notes, and you may lose all or part of your original investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.

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

We have substantial debt which could have important consequences, including:

•

increasing difficulty in making payments on our outstanding debt;

•

increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•

exposing us to the risk of interest rate fluctuations as certain of our borrowings bear interest based on market interest rates;

•

limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•

limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

In addition, the borrowings under our Credit Facilities bear interest at variable rates and other debt we incur also could be variable-rate debt.  If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow.  While we have and may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.  We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Credit Facilities and the indentures governing our debt securities.  If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Credit Facilities and the indentures governing our debt securities contain various covenants that limit our ability to engage in specified types of transactions.  These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•

incur additional indebtedness, issue disqualified stock or issue certain preferred stock;

•

pay dividends and make certain distributions, investments and other restricted payments;

•

create certain liens or encumbrances;

•

sell assets;

•

enter into transactions with our affiliates;

•

limit the ability of restricted subsidiaries to make payments to us;

•

merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and

•

designate our subsidiaries as unrestricted subsidiaries.

A breach of any of these covenants could result in a default under the agreement governing such indebtedness.  Upon our failure to maintain compliance with these covenants, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit thereunder.  If the lenders under such indebtedness accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our other indebtedness, including our outstanding debt securities.  We have pledged a significant portion of our assets as collateral under our Credit Facilities.  If we were unable to repay those amounts, the lenders under our

Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. Additional borrowings under the ABL Facility will, if excess availability under that facility is less than a certain amount, be subject to the satisfaction of a specified financial ratio.  Our ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio and other covenants.

General economic factors may adversely affect our financial performance and other aspects of our business.

A further slowdown in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.  Many of those factors, as well as commodity rates, transportation costs, costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, changes in other laws and regulations and other economic factors, also affect our cost of sales and our selling, general and administrative expenses, and we have no control or limited ability to control such factors.

In addition, many of the factors discussed above, along with current global economic conditions and uncertainties, the potential impact of the current recession, the potential for additional failures or realignments of financial institutions, and the related impact on available credit may affect us and our suppliers and other business partners, landlords, and customers in an adverse manner including, but not limited to, reducing access to liquid funds or credit (including through the loss of one or more financial institutions that are a part of our revolving credit facility), increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our credit facilities and our derivative and other contracts, increasing the cost of goods to us, and other impacts which we are unable to fully anticipate. See also our disclosures under Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” below.

Our plans depend significantly on initiatives designed to improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely.

We have had, and expect to continue to have, initiatives (such as those relating to marketing, merchandising, promotions, sourcing, shrink, private brand, store operations and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to improve our results of operations and financial condition. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management’s estimates could adversely affect our results of operations and financial condition.

Risks associated with the domestic and foreign suppliers from whom our products are sourced could adversely affect our financial performance.

The products we sell are sourced from a wide variety of domestic and international suppliers. Approximately 10% of our purchases in 2008 were from The Procter & Gamble Company. Our next largest supplier accounted for approximately 6% of our purchases in 2008. We directly imported approximately 10% of our purchases at cost in 2008, but many of our domestic vendors directly import their products or components of their products. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, merchandise quality or safety issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import are beyond our control. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. Disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.

All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards.  Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers’ lack of understanding of U.S. product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products.

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

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The number of employment-related class actions filed each year has continued to increase, and recent changes in Federal law may cause claims to rise even more.  The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See the disclosure under the heading “Legal Proceedings” in Note 8 to the Consolidated Financial Statements herein for further details regarding certain of these pending matters.

Failure to attract and retain qualified employees while controlling labor costs, as well as other labor issues, could adversely affect our financial performance.

Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including the competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs and changes in employment and labor legislation (including changes in the process for our employees to join a union) or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. Our ability to pass along labor costs is constrained.

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

Our growth is dependent on both increases in sales in existing stores and the ability to open profitable new stores. Our ability to timely open new stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the absence of occupancy delays; the ability to negotiate favorable lease terms; the ability to hire and train new personnel, especially store managers; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. In addition, many of these factors affect our ability to successfully relocate stores. Many of these factors are beyond our control. In addition, our substantial debt, particularly combined with the recent tightening of the credit markets, has made it more difficult for our real estate developers to obtain loans for our build-to-suit stores and to locate investors for those properties after they have been developed. If this trend continues, it could materially adversely impact our ability to open build-to-suit stores in desirable locations.

Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores from existing stores, could materially adversely affect our growth. In addition, we may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new stores, remodeling or relocating stores or expanding profitably.

Some of our new stores may be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets.

Some of our new stores will be located in areas where we have existing units. Although we have experience in these markets, increasing the number of locations in these markets may result in inadvertent over-saturation of markets and temporarily or permanently divert customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

Because our business is seasonal to a certain extent, with the highest volume of net sales during the fourth quarter, adverse events during the fourth quarter could materially affect our financial statements as a whole.

We generally recognize our highest volume of net sales during the Christmas selling season, which occurs in the fourth quarter of our fiscal year. In anticipation of this holiday, we purchase substantial amounts of seasonal inventory and hire many temporary employees. A seasonal merchandise inventory imbalance could result if our net sales during the Christmas selling season were to fall below either seasonal norms or expectations. If our fourth quarter results were substantially below expectations, our financial performance and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise. Lower than anticipated sales in the Christmas selling season would also negatively affect our ability to absorb the increased seasonal labor costs.

We face intense competition that could limit our growth opportunities and adversely impact our financial performance.

The retail business is highly competitive. We operate in the discount retail merchandise business, which is competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. This competitive environment subjects us to the risk of adverse impact to our financial performance because of the lower prices, and thus the lower margins, required to maintain our competitive position. Also, companies operating in the discount retail merchandise sector (due to customer demographics and other factors) may have limited ability to increase prices in response to increased costs (including, but not limited to, vendor price increases). This limitation may adversely affect our margins and financial performance. We compete for customers, employees, store sites, products and services and in other important aspects of our business with many other local, regional and national retailers. We compete with retailers operating discount, mass merchandise, grocery, drug, convenience, variety and other specialty stores. Certain of our competitors have greater financial, distribution, marketing and other resources than we do. These other competitors compete in a variety of ways, including aggressive promotional activities, merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. If we fail to respond effectively to competitive pressures and changes in the retail markets, it could adversely affect our financial performance. See “Business—Our Industry, —Competitive Strengths, and —Competition” for additional discussion of our competitive situation.

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

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events, such as civil unrest in countries in which our suppliers are located and acts of terrorism, or similar disruptions could adversely affect our operations and financial performance. These events could result in physical damage to one or more of our properties, increases in fuel (or other energy) prices or a fuel shortage, the temporary or permanent closure of one or more of our stores or distribution centers, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These events also can have indirect consequences such as increases in the costs of insurance following a destructive hurricane season. These factors could otherwise disrupt and adversely affect our operations and financial performance.

The efficient operation of our business is heavily dependent upon our information systems.

We depend on a variety of information technology systems for the efficient functioning of our business. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, and natural disasters.  Damage or interruption to our computer systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruptions may have a material adverse effect on our business or results of operations.

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

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for losses up to the amount of our deductibles. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

The Investors control us and may have conflicts of interest with us now or in the future.

The Investors indirectly own, through their investment in Parent, a substantial portion of our common stock.  As a result, the Investors have control over our decisions to enter into any corporate transaction and the ability to prevent any transaction that requires shareholder approval regardless of whether others believe that the transaction is in our best interests.  For example, the Investors could cause us to make acquisitions that increase the amount of indebtedness that is secured or that is senior to our outstanding notes or to sell assets, which may impair our ability to make payments under our outstanding notes.

The Investors are also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investors may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.  So long as the Investors, or other funds controlled by or associated with the Investors, continue to indirectly own a significant amount of our outstanding common stock, even if such amount is less than 50%, the Investors will continue to be able to strongly influence or effectively control our decisions.

ITEM 2.

PROPERTIES

As of February 27, 2009, we operated 8,414 retail stores located in 35 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	465	Nebraska	80
Arizona	52	New Jersey	22
Arkansas	227	New Mexico	42
Colorado	21	New York	232
Delaware	23	North Carolina	487
Florida	424	Ohio	473
Georgia	476	Oklahoma	276
Illinois	307	Pennsylvania	399
Indiana	318	South Carolina	333
Iowa	171	South Dakota	12
Kansas	145	Tennessee	419
Kentucky	309	Texas	983
Louisiana	332	Utah	9
Maryland	57	Vermont	4
Michigan	237	Virginia	248
Minnesota	16	West Virginia	153
Mississippi	266	Wisconsin	85
Missouri	311

Most of our stores are located in leased premises.  Individual store leases vary as to their terms, rental provisions and expiration dates.  The majority of our leases are relatively low-cost, short-term leases (usually with current terms of three to five years) often with multiple renewal options. We also have stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10 years with multiple renewal options. In recent years, an increasing percentage of our new stores have been subject to build-to-suit arrangements. In 2008, approximately 85% of our new stores were build-to-suit arrangements.

As of February 27, 2009, we operated nine distribution centers, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, KY	1959	720,000	930
Ardmore, OK	1994	1,310,000	1,236
South Boston, VA	1997	1,250,000	806
Indianola, MS	1998	820,000	833
Fulton, MO	1999	1,150,000	1,099
Alachua, FL	2000	980,000	777
Zanesville, OH	2001	1,170,000	1,145
Jonesville, SC	2005	1,120,000	759
Marion, IN	2006	1,110,000	829

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. There were approximately 188 shareholders of record of our common stock as of March 17, 2009.

Our Board of Directors declared a quarterly dividend in the amount of $0.05 per share payable on or before April 19, 2007 to common shareholders of record on April 5, 2007. Our Board of Directors did not declare a dividend thereafter.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of the restrictions on our ability to pay dividends.

ITEM 6.

SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of Dollar General Corporation as of the dates and for the periods indicated.  The selected historical statement of operations data and statement of cash flows data for the fiscal years or periods, as applicable, ended January 30, 2009, February 1, 2008, July 6, 2007 and February 2, 2007, and balance sheet data as of January 30, 2009 and February 1, 2008 have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended February 3, 2006 and January 28, 2005 and balance sheet data as of February 2, 2007, February 3, 2006 and January 28, 2005 presented in this table have been derived from audited consolidated financial statements not included in this report.

On July 6, 2007, we completed a merger (the “Merger”) and, as a result, we are a subsidiary of a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. As a result of the Merger of the Company and Buck Acquisition Corp. (“Buck”), the related purchase accounting adjustments, and a new basis of accounting beginning on July 7, 2007, the 2007 financial reporting periods presented below include the Predecessor period of the Company reflecting 22 weeks of operating results from February 3, 2007 to July 6, 2007 and 30 weeks of operating results for the Successor period, reflecting the Merger from July 7, 2007 to February 1, 2008.  Buck’s results of operations for the period from March 6, 2007 to July 6, 2007 (prior to the Merger on July 6, 2007) are also included in the consolidated financial statements for the 2007 Successor period described above, as a result of certain derivative financial instruments entered into by Buck prior to the Merger. Other than these financial instruments, Buck had no assets, liabilities, or operations prior to the Merger. The fiscal years presented from 2004 to 2006 reflect the Predecessor.

Due to the significance of the Merger and related transactions that occurred in 2007, the 2008 and 2007 Successor financial information is not comparable to that of the Predecessor periods presented in the accompanying table.

The information set forth below should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

	Successor		Predecessor
	Year Ended			Year Ended
(Amounts in millions, excluding number of stores, selling square feet, and net sales per square foot)	January 30, 2009	March 6, 2007 through February 1, 2008(1)(2)	February 3, 2007 through July 6, 2007(2)	February 2, 2007(2)	February 3, 2006(3)	January 28, 2005
Statement of Operations Data:
Net sales	$10,457.7	$5,571.5	$3,923.8	$9,169.8	$8,582.2	$7,660.9
Cost of goods sold	7,396.6	3,999.6	2,852.2	6,801.6	6,117.4	5,397.7
Gross profit	3,061.1	1,571.9	1,071.6	2,368.2	2,464.8	2,263.2
Selling, general and administrative	2,448.6	1,324.5	960.9	2,119.9	1,903.0	1,706.2
Litigation settlement and related costs, net	32.0	-	-	-	-	-
Transaction and related costs	-	1.2	101.4	-	-	-
Operating profit	580.5	246.1	9.2	248.3	561.9	557.0
Interest income	(3.1)	(3.8)	(5.0)	(7.0)	(9.0)	(6.6)
Interest expense	391.9	252.9	10.3	34.9	26.2	28.8
Other (income) expense	(2.8)	3.6	-	-	-	-
Income (loss) before income taxes	194.4	(6.6)	4.0	220.4	544.6	534.8
Income tax expense (benefit)	86.2	(1.8)	12.0	82.4	194.5	190.6
Net income (loss)	$108.2	$(4.8)	$(8.0)	$137.9	$350.2	$344.2

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$575.2	$239.6	$201.9	$405.4	$555.5	$391.5
Investing activities	(152.6)	(6,848.4)	(66.9)	(282.0)	(264.4)	(259.2)
Financing activities	(144.8)	6,709.0	25.3	(134.7)	(323.3)	(245.4)
Total capital expenditures	(205.5)	(83.6)	(56.2)	(261.5)	(284.1)	(288.3)
Other Financial and Operating Data:
Same store sales growth (4)	9.0%	1.9%	2.6%	3.3%	2.2%	3.2%
Same store sales (4)	$10,118.5	$5,264.2	$3,656.6	$8,327.2	$7,555.8	$6,589.0
Number of stores included in same store sales calculation	8,153	7,735	7,655	7,627	7,186	5,932
Number of stores (at period end)	8,362	8,194	8,205	8,229	7,929	7,320
Selling square feet (in thousands at period end)	58,803	57,376	57,379	57,299	54,753	50,015
Net sales per square foot (5)	$179.7	$165.4	$163.9	$162.6	$159.8	$159.6
Highly consumable sales	69.3%	66.4%	66.7%	65.7%	65.3%	63.0%
Seasonal sales	14.6%	16.3%	15.4%	16.4%	15.7%	16.5%
Home product sales	8.2%	9.1%	9.2%	10.0%	10.6%	11.5%
Basic clothing sales	7.9%	8.2%	8.7%	7.9%	8.4%	9.0%
Rent expense	$389.6	$214.5	$150.2	$343.9	$312.3	$268.8
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$378.0	$119.8		$219.2	$209.5	$275.8
Total assets	8,889.2	8,656.4		3,040.5	2,980.3	2,841.0
Total debt	4,137.1	4,282.0		270.0	278.7	271.3
Total shareholders’ equity	2,831.7	2,703.9		1,745.7	1,720.8	1,684.5

(1)

Includes the results of Buck for the period prior to the Merger with and into Dollar General Corporation from March 6, 2007 (its formation) through July 6, 2007 and the post-Merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008.

(2)

Includes the effects of certain strategic merchandising and real estate initiatives that resulted in the closing of approximately 460 stores and changes in the Company’s inventory management model which resulted in greater inventory markdowns than in previous years.

(3)

The fiscal year ended February 3, 2006 was comprised of 53 weeks.

(4)

For fiscal periods ending after January 28, 2005, same-store sales have been calculated based upon stores that were open at least 13 full fiscal months and remained open at the end of the reporting period. For fiscal periods ending on or before January 28, 2005, same-store sales include stores that were open both at the end of the reporting period and at the beginning of the preceding fiscal year. The Company excludes the sales in the 53rd week of a 53-week year from the same-store sales calculation.

(5)

Net sales per square foot was calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of the Company’s three interim fiscal quarters. For the period from February 3, 2007 through July 6, 2007, average selling square footage was calculated using the average of square footage as of July 6, 2007 and as of the end of each of the four preceding quarters.  For the fiscal year ended February 3, 2006, net sales per square foot was calculated based on 52 weeks’ sales.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Accounting Periods.  The following text contains references to years 2009, 2008, 2007, and 2006, which represent fiscal years ending or ended January 29, 2010, January 30, 2009, February 1, 2008, and February 2, 2007, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2008 and 2006 were 52-week accounting periods  As discussed below, we completed a merger transaction on July 6, 2007, and therefore the 2007 presentation includes the 22-week Predecessor period of Dollar General Corporation through July 6, 2007, reflecting the historical basis of accounting prior to the Merger, and a 30-week Successor period, reflecting the impact of the business combination and associated purchase price allocation of the merger of Dollar General Corporation and Buck Acquisition Corp. (“Buck”), from July 7, 2007 to February 1, 2008.  Buck was formed on March 6, 2007, and its results of operations prior to the Merger, related solely to interest rate swaps entered into in anticipation of the Merger, are included in the 2007 Successor results of operations. Transactions relating to or resulting from the Merger are discussed separately. This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. It also should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures set forth in the Introduction and in Item 1A of this report.

Purpose of Discussion. We intend for this discussion to provide the reader with information that will assist in understanding our company and the critical economic factors that affect our company. In addition, it should help the reader understand our financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Our 2007 Merger

On July 6, 2007, we completed a merger (the “Merger”) and, as a result, we are a subsidiary of Buck Holdings, L.P. (“Parent”), a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR” or “Sponsor”). KKR, GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), Citi Private Equity, Wellington Management Company, LLP, CPP Investment Board (USRE II) Inc., and other equity co-investors (collectively, the “Investors”) indirectly own a substantial portion of our capital stock through their investment in Parent.

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

•

A credit agreement and related security and other agreements consisting of a $2.3 billion senior secured term loan facility, which matures on July 6, 2014 (the “Term Loan Facility”).

•

A credit agreement and related security and other agreements consisting of a senior secured asset-based revolving credit facility of up to $1.125 billion subject to borrowing base availability, which matures July 6, 2013 (the “ABL Facility” and, with the Term Loan Facility, the “Credit Facilities”).

•

$1.175 billion aggregate principal amount of 10.625% senior notes due 2015, which mature on July 15, 2015, and $725 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017, which mature on July 15, 2017. We have repurchased $69.1 million of the senior subordinated toggle notes since the Merger.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with approximately 8,400 stores located in 35 states, primarily in the southern, southwestern, midwestern and eastern United States. We serve a broad customer base and offer a focused assortment of everyday items, including basic consumable merchandise and other home, apparel and seasonal products. A majority of our products are priced at $10 or less, and approximately 25% of our products are priced at $1 or less. We seek to offer a compelling value proposition for our customers based on convenient store locations, easy in and out shopping and quality merchandise in a friendly shopping environment at highly competitive prices. We believe our combination of value and convenience distinguishes us from other discount, convenience and drugstore retailers, who typically focus on either value or convenience.

The nature of our business is seasonal to a certain extent. Primarily because of sales of holiday-related merchandise, sales in our fourth quarter (November, December and January) have historically been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses and, to a greater extent, operating income vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods. It is important for you to read our more detailed discussion of financial and operating results below under “Results of Operations.” Basis points or “bps” amounts referred to below are equal to 0.01 percent as a percentage of sales.

The customers we serve are value-conscious, and Dollar General has always been intently focused on helping our customers make the most of their spending dollars. In 2008, consumers faced severe economic challenges, including high gasoline and fuel costs, rising food costs, increased unemployment, and the downturn in the housing and credit markets.  We believe that we benefited to some extent from the impact of consumers searching for good values on their basic purchases.

At the beginning of 2008, we defined four operating priorities as follows: 1) drive productive sales growth, 2) increase our gross margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand Dollar General's culture of serving others. These continue to be our principal operating priorities in 2009.  Coupled with the changes we made to our operations during the year in connection with these priorities, which are discussed in more detail below, we achieved the following financial highlights in fiscal 2008:

•

Total sales in fiscal 2008 were $10.5 billion, a 10.1% increase from 2007. Sales in same-stores increased 9.0% and were driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores in 2008 were approximately $180, up from $165 in 2007. Sales increases of highly consumable products outpaced our more discretionary categories, likely the result of both our merchandising initiatives, which were more focused on consumables, and the negative effect of the economy on consumer discretionary spending.

•

Gross profit, as a percentage of sales, was 29.3% in 2008. During the year, we made progress in reducing our inventory shrinkage and improving the efficiencies of our distribution and transportation processes as well as leveraging fixed distribution costs. Improvements in our pricing systems and processes also permitted us to make more timely price changes to compensate for unavoidable cost increases, and for the year, markdowns declined.

•

SG&A, as a percentage of sales, for fiscal 2008 was 23.4%. This compares to 23.8% in the 2007 Successor period and 24.5% in the 2007 Predecessor period. Our increased sales levels favorably impacted SG&A, as a percentage of sales, in addition to a reduction in workers’ compensation expense, resulting from safety initiatives implemented over the last several years, and reduced advertising expense. The 2007 Predecessor period included SG&A of $45.0 million, or 115 basis points, related to closing underperforming stores.

•

We recorded litigation expense of $32 million to reflect the settlement and related expenses, net of insurance proceeds, of a class action lawsuit filed as a result of the Merger in 2007. We determined that the settlement was in our best interests to avoid costly and time consuming litigation.

•

Interest expense of $391.9 million in 2008 relates primarily to interest on debt incurred to finance the Merger. We repaid all borrowings under our revolving credit facility in the first quarter of 2008 and incurred no additional borrowings during the year. In January 2009, we further reduced our total long-term obligations by repurchasing $44.1 million of senior subordinated notes.

•

For fiscal 2008, we reported net income of $108.2 million. This compares to a net loss of $4.8 million in the 2007 Successor period and a net loss of $8.0 million in the 2007 Predecessor period, each of which included significant costs related to the Merger and other strategic initiatives as more fully described in the discussion below of 2008 vs 2007.

•

We generated $575.2 million of cash from operating activities, a portion of which we used to invest in our stores and to reduce long-term obligations. At year end, our cash balance of $378 million included $310 million invested in money market funds. Because of uncertainties in the current financial markets, we believe maintaining excess liquidity is prudent.

•

During 2008, we opened 207 new stores, remodeled or relocated 404 stores, and closed 39 stores, resulting in a store count of 8,362 on January 30, 2009. In addition, we are pleased with the progress we made during the year in our efforts to better utilize existing square footage and to improve the appearance of our stores.

Discussion of Operating Priorities.  Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. We utilized numerous initiatives in 2008 to enable productive sales growth. For example, we are defining and improving our store standards with a goal of developing a consistent look and feel across all stores. We expanded convenience foods and beverages, added new impulse racks at the checkout stands, and expanded our store operating hours. To further increase space utilization, we have begun the process of raising the height of merchandise fixtures in our stores, starting with the food area.

Our second priority is to increase gross profit through shrink reduction, distribution efficiencies, an improved pricing model, the expansion of private brand offerings and increased foreign sourcing. In 2008, inventory shrink decreased as a result of several focused initiatives, including the elimination of packaway inventories from the stockrooms, the installation of additional security cameras, the implementation of exception-based shrink detection tools, and improved hiring practices and employee retention. In 2008, higher sales volumes contributed to our ability to leverage transportation and distribution costs, and we were able to offset the impact of higher average fuel costs for the year through better trailer utilization, expansion of backhaul opportunities and improved fleet management. We reviewed and reset our consumables planograms, eliminating less productive items in order to add more productive ones. In this process, we reviewed our pricing strategy and worked diligently to minimize vendor cost increases. Some merchandise cost increases were unavoidable in 2008, but as a result of our improved pricing analysis tools, we were able to recoup a portion of these increases through pricing. We continue to focus on sales of private brand consumables, which generally have higher gross profit rates, while continuing to offer a wide variety of national brands in our efforts to offer the optimal mix of products to our customers. With regard to the expansion of foreign sourcing, we are still in the early stages of defining the objectives and building the team.

Our third priority is leveraging process improvements and information technology to reduce costs.  We are committed as an organization to extract costs that do not affect the customer experience.  Examples of cost reduction initiatives in 2008 include recycling of cardboard, reduction of workers compensation expense through a focus on safety, and improvement of energy management in the stores through installation and monitoring of new equipment. With regard to information technology, we are focusing our resources on improving systems that are designed to enhance retail store operations and merchandising.

Our fourth priority is to strengthen and expand Dollar General's culture of serving others. For customers this means helping them Save Time. Save Money. Every Day.  For employees, this means creating an environment that attracts and retains key employees throughout the organization. For communities, this means giving back to our store communities.

In 2009, we plan to continue to focus on these same four operating priorities. We will continue to refine and improve our store standards, focusing on achieving a consistent look and feel across the chain, and plan to measure customer satisfaction in 2009. We expect to complete the process of raising the height of our merchandise fixtures, allowing us to better utilize our store square footage. We will continue to focus on reducing inventory shrink by implementing additional analytical tools and expanding the utilization of surveillance equipment. We have identified additional opportunities to reduce labor and other costs in our distribution centers. In addition, we plan to continue to expand our private brand consumables offerings and to increase and upgrade our private brand merchandise in the home and seasonal categories. We intend to make strides in expanding our foreign sourcing efforts and expect to begin seeing a greater impact from this initiative in late 2009.

With regard to leveraging information technology and process improvements to reduce costs, we will continue to focus on making improvements that benefit our merchandising and operations efforts, including projects such as pricing and profitability analysis, merchandise selection and allocation and labor scheduling. By the end of 2009, we expect each of our store managers to have access to a back office computer which will improve reporting and communications with the stores and, consequently, should assist us in improving store productivity.

Finally, in 2009, we plan to open 450 new stores within the 35 states in which we currently operate, and to remodel or relocate an additional 400 stores. With regard to planned new store openings, our criteria are based on numerous factors including, among other things, availability of appropriate sites, expected sales, lease terms, population demographics, competition, and the employment environment. We use various real estate site selection tools to determine target markets and optimum site locations within those markets. With regard to new store expansion in fiscal 2009, our plans include expansion only within our existing markets. With respect to store relocations, we begin to evaluate a store for relocation opportunities approximately 18 months prior to the store’s lease expiration using the same basic tools and criteria as those used for new stores. Remodels, which require a much smaller investment, are determined based on the need, the opportunity for sales improvement at the location and an expectation of a desirable return on investment.  The majority of 2009’s new store sites have been identified and terms agreed to. However, due to uncertainties in the economy and its potential impact on commercial real estate sites and developers, there is a heightened level of risk that these stores may not open as scheduled.

We expect to continue to face difficult economic issues in 2009 which will restrict our customers’ ability to spend and, therefore, will challenge our efforts to increase sales and gross profit. We also believe that competitive pricing, promotions, and advertising will continue and are likely to increase if overall retail sales continue to decline. We remain committed to our operating model and to making improvements in our stores and our merchandise to better serve the needs of our customers.

Key Financial Metrics. We have identified the following as our most critical financial metrics for 2008 and 2009:

•

Same-store sales growth / sales per square foot;

•

Gross profit, as a percentage of sales;

•

Inventory turnover;

•

Cash flow; and

•

Earnings before interest, taxes and depreciation and amortization (“EBITDA”).

Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year periods as compared with the prior year periods.

Results of Operations

The following table contains results of operations data for fiscal year 2008, the Successor and Predecessor periods in 2007, and fiscal year 2006.

(amounts in millions)	Successor		Predecessor
	2008	2007(a)	2007(b)	2006(c)

Net sales by category:
Highly consumable	$ 7,248.4	$ 3,701.7	$ 2,615.1	$ 6,022.0
% of net sales	69.31%	66.44%	66.65%	65.67%
Seasonal	1,521.5	908.3	604.9	1,510.0
% of net sales	14.55%	16.30%	15.42%	16.47%
Home products	862.2	507.0	362.7	914.4
% of net sales	8.24%	9.10%	9.24%	9.97%
Basic clothing	825.6	454.4	341.0	723.5
% of net sales	7.89%	8.16%	8.69%	7.89%
Net sales	$ 10,457.7	$ 5,571.5	$ 3,923.8	$ 9,169.8
Cost of goods sold	7,396.6	3,999.6	2,852.2	6,801.6
% of net sales	70.73%	71.79%	72.69%	74.17%
Gross profit	3,061.1	1,571.9	1,071.6	2,368.2
% of net sales	29.27%	28.21%	27.31%	25.83%
Selling, general and administrative expenses	2,448.6	1,324.5	960.9	2,119.9
% of net sales	23.41%	23.77%	24.49%	23.12%
Litigation settlement and related costs, net	32.0	-	-	-
% of net sales	0.31%	-	-	-
Transaction and related costs	-	1.2	101.4	-
% of net sales	-	0.02%	2.58%	-
Operating profit	580.5	246.1	9.2	248.3
% of net sales	5.55%	4.42%	0.24%	2.71%
Interest income	(3.1)	(3.8)	(5.0)	(7.0)
% of net sales	(0.03)%	(0.07)%	(0.13)%	(0.08)%
Interest expense	391.9	252.9	10.3	34.9
% of net sales	3.75%	4.54%	0.26%	0.38%
Other (income) expense	(2.8)	3.6	-	-
% of net sales	(0.03)%	0.07%	-	-
Income (loss) before income taxes	194.4	(6.6)	4.0	220.4
% of net sales	1.86%	(0.12)%	0.10%	2.40%
Income taxes	86.2	(1.8)	12.0	82.4
% of net sales	0.82%	(0.03)%	0.31%	0.90%
Net income (loss)	$ 108.2	$ (4.8)	$ (8.0)	$ 137.9
% of net sales	1.03%	(0.09)%	(0.20)%	1.50%

(a)

Includes the results of operations of Buck Acquisition Corp. for the period prior to its Merger with and into Dollar General Corporation from March 6, 2007 (its formation) through July 6, 2007 (reflecting the change in fair value of interest rate swaps), and the post-Merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008.

(b)

Includes the pre-Merger results of Dollar General Corporation for the period from February 3, 2007 through July 6, 2007.

(c)

Includes the impacts of certain strategic real estate and inventory management initiatives as described under the heading “Strategic Initiatives—Project Alpha” in Item 1 above.

The following discussion of our financial performance also includes supplemental unaudited pro forma condensed consolidated financial information for fiscal years 2007 and 2006. Because the Merger occurred during our 2007 second quarter, we believe this information aids in the comparison between the years presented. The pro forma information does not purport to represent what our results of operations would have been had the Merger and related transactions actually occurred at the beginning of the years indicated, and they do not purport to project our results of operations or financial condition for any future period. The following table contains results of operations data for 2008 compared to pro forma results of operations for fiscal years 2007 and 2006, and the dollar and percentage variances among those years. See “Unaudited Pro Forma Condensed Consolidated Financial Information” below.

(amounts in millions)	2008	Pro Forma		2008 vs. 2007 Pro Forma		2007 Pro Forma vs. 2006 Pro Forma
		2007	2006	$ change	% change	$ change	% change

Net sales by category:
Highly consumable	$ 7,248.4	$ 6,316.8	$ 6,022.0	$ 931.6	14.7%	$ 294.8	4.9%
% of net sales	69.31%	66.53%	65.67%
Seasonal	1,521.5	1,513.2	1,510.0	8.2	0.5	3.2	0.2
% of net sales	14.55%	15.94%	16.47%
Home products	862.2	869.8	914.4	(7.5)	(0.9)	(44.6)	(4.9)
% of net sales	8.24%	9.16%	9.97%
Basic clothing	825.6	795.4	723.5	30.2	3.8	72.0	9.9
% of net sales	7.89%	8.38%	7.89%
Net sales	$ 10,457.7	$ 9,495.2	$ 9,169.8	$ 962.4	10.1%	$ 325.4	3.5%
Cost of goods sold	7,396.6	6,852.5	6,803.1	544.1	7.9	49.3	0.7
% of net sales	70.73%	72.17%	74.19%
Gross profit	3,061.1	2,642.8	2,366.7	418.3	15.8	276.1	11.7
% of net sales	29.27%	27.83%	25.81%
Selling, general and administrative expenses	2,448.6	2,310.9	2,180.9	137.7	6.0	130.0	6.0
% of net sales	23.41%	24.34%	23.78%
Litigation settlement and related costs, net	32.0	-	-	32.0	-	-	-
% of net sales	0.31%	-	-			-	-
Transaction and related costs	-	1.2	-	(1.2)	-	1.2	-
% of net sales	-	0.01%	-
Operating profit	580.5	330.6	185.7	249.9	75.6	144.9	78.0
% of net sales	5.55%	3.48%	2.03%
Interest income	(3.1)	(8.8)	(7.0)	5.8	(65.4)	(1.8)	26.3
% of net sales	(0.03)%	(0.09)%	(0.08)%
Interest expense	391.9	436.7	436.9	(44.8)	(10.3)	(0.2)	(0.0)
% of net sales	3.75%	4.60%	4.76%
Other (income) expense	(2.8)	3.6	-	(6.4)	-	3.6	-
% of net sales	(0.03)%	0.04%	-
Income (loss) before income taxes	194.4	(100.9)	(244.2)	295.3	-	143.3	(58.7)
% of net sales	1.86%	(1.06)%	(2.66)%
Income taxes	86.2	(42.9)	(88.0)	129.1	-	45.1	(51.2)
% of net sales	0.82%	(0.45)%	(0.96)%
Net income (loss)	$ 108.2	$ (57.9)	$ (156.2)	$ 166.1	-%	$ 98.2	(62.9)%
% of net sales	1.03%	(0.61)%	(1.70)%

Net Sales. The net sales increase in fiscal 2008 reflects a same-store sales increase of 9% compared to 2007. Same-stores include stores that have been open for 13 months and remain open at the end of the reporting period. For the 2008 fiscal year, there were 8,153 same-stores which accounted for sales of $10.12 billion. There were no purchase accounting or other adjustments to net sales as a result of the Merger, therefore, the 2007 net sales and other amounts presented related to 2007 net sales are calculated using the 2007 52-week fiscal year.  The remainder of the increase in sales in fiscal 2008 was attributable to new stores, partially offset by sales from closed stores. The increase in highly consumable sales reflects the various initiatives implemented in 2008, including the impact of improved store standards, the expansion of convenience food and beverage offerings, improved utilization of square footage and extended store hours. The majority of our merchandising efforts in 2008 related to the highly consumable category, including planogram resets and increased emphasis on private brand products as further discussed above in the Executive Overview. Both the number of customer transactions and average transaction amount increased for the year. and we believe that our stores benefited to some degree from attracting new customers who are seeking value as a result of the current economic environment.

The net sales increase in 2007 primarily reflects a same-store sales increase of 1.9% for the 2007 Successor period and 2.6% for the Predecessor period compared to the same periods in 2006.  For the 2007 Successor period, there were 7,735 same-stores (generating $5.26 billion of net sales) and for the 2007 Predecessor period, there were 7,655 same-stores (generating $3.66 billion of net sales).  Sales resulting from new store growth, including 170 new stores in the 2007 Successor period and 195 stores in the 2007 Predecessor period, were partially offset by the impact of store closings in the 2007 Predecessor and Successor periods and in 2006. Sales of highly consumables were 66.4% of total sales in the 2007 Successor period and 66.6% of total sales in the 2007 Predecessor period, compared to 65.7% of total sales in 2006, resulting from successful changes during the 2007 periods to our consumables merchandising mix. Sales of seasonal merchandise increased slightly in dollars but declined as a percentage of total sales in the 2007 periods compared to 2006. Apparel sales increased as a percentage of total sales in the 2007 periods compared to 2006, while home products sales decreased as a percentage of sales. To some extent, sales in these more discretionary categories were impacted by our efforts to eliminate our inventory packaway strategy by the end of 2007 and to reduce overall inventory levels. In addition, we believe sales of seasonal merchandise, apparel and home products were negatively affected by continued economic pressures on our customers, particularly in the fourth quarter of 2007. The increase in same-store sales represents an increase in average customer purchase, offset by a slight decrease in customer traffic.

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

Gross Profit. The gross profit rate as a percentage of sales was 29.3% in 2008 compared to 28.2% in the 2007 Successor period, 27.3% in the 2007 Predecessor period, and 27.8% for pro forma 2007. Factors contributing to the increase in the 2008 gross profit rate include a lower inventory shrink rate; lower promotional markdowns; improved leverage on distribution and transportation costs; and improved markups related to changes resulting from the outcome of pricing analysis, our ability to react more quickly to product cost changes and diligent vendor negotiations. In January 2009, we marked down merchandise as the result of a recent change in the interpretation of the phthalates provision of the Consumer Product Safety Improvement Act of 2008 resulting in a charge of $8.6 million. Also in 2008, we faced increased commodity cost pressures mainly related to food and pet products which have been driven by rising fruit and vegetable prices and freight costs.  Increases in petroleum, resin, metals, pulp and other raw material commodity driven costs also resulted in multiple product cost increases.  Related to these commodity cost increases, we recorded a LIFO provision of $43.9 million in 2008, compared to the LIFO provision recorded in the 2007 Successor period of $6.1 million. We intend to address these commodity cost increases through negotiations with our vendors and by increasing retail prices as necessary. On a quarterly basis, we estimate the annual impact of commodity cost fluctuations based upon the best available information at that point in time.

The gross profit rate as a percentage of sales was 27.3% in the 2007 Predecessor period, 28.2% in the 2007 Successor period, and 27.8% in pro forma 2007 compared to 25.8% in 2006. Factors affecting the increase in the gross profit rate include: lower markdowns, including markdowns from retail and below cost markdowns (markdowns in 2006 included significant markdowns and below cost adjustments relating to the move away from our packaway inventory strategy); and improved leverage on distribution and transportation costs driven by logistics efficiencies. The gross profit rate in the 2007 Successor period was greater than in the Predecessor period, in part due to the seasonality of our sales which result in greater sales of higher margin discretionary purchases in the fourth quarter. Offsetting the factors listed above was an increase in our shrink rate in the 2007 periods as compared to 2006 and a shift in the mix of sales to more highly consumable products which have relatively lower gross profit rates.

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense as a percentage of sales decreased to 23.4% in 2008, compared to 23.8% and 24.5% in the 2007 Successor and Predecessor periods, respectively.  The more significant items resulting in the decrease in 2008 compared to the 2007 periods include: approximately $9.0 million and $45.0 million in the 2007 Successor and Predecessor periods, respectively (including $2.4 million and $4.1 million, respectively, also included in advertising costs discussed below) relating to the closing of stores and the elimination of our packaway inventory strategy; $40.5 million in 2008 compared to $23.4 million in the 2007 Successor period related to amortization of leasehold intangibles capitalized in connection with the revaluation of assets at the date of the Merger; a $12.0 million loss in the 2007 Successor period compared to a $5.0 million gain in 2008 relating to potential losses on distribution center leases; advertising costs of $27.8 million in 2008 compared to $23.6 million and $17.3 million in the 2007 Successor and Predecessor periods, respectively; and decreases in workers compensation and other insurance-related costs compared to the 2007 periods. These decreases were partially offset by an increase in incentive compensation and related payroll taxes in 2008 compared to the 2007 periods due to improved overall financial performance and an increase in professional fees in 2008 compared to the 2007 periods primarily reflecting legal expenses related to shareholder litigation.

SG&A decreased to 23.4% in 2008 compared to 24.3% in pro forma 2007.  The more significant items resulting in the decrease from the 2007 pro forma results include: $54.0 million of costs in pro forma 2007 SG&A relating to the closing of stores and the elimination of our packaway inventory strategy; a $12.0 million loss in the 2007 pro forma period compared to a $5.0 million gain in 2008 relating to possible losses on distribution center leases; and decreases in workers compensation and other insurance-related costs in 2008 of $10.4 million compared to the 2007 pro forma period. These decreases were partially offset by an increase in incentive compensation and related payroll taxes of $42.0 million in 2008 compared to pro forma 2007 due to improved overall financial performance and an increase in professional fees in 2008 of $10.4 million compared to pro forma 2007 primarily reflecting legal expenses related to shareholder litigation.

SG&A expense increased as a percentage of sales to 23.8% in the 2007 Successor period and 24.5% in the 2007 Predecessor period from 23.1% in 2006. SG&A in the 2007 periods includes: $23.4 million in the 2007 Successor period related to amortization of leasehold intangibles capitalized in connection with the revaluation of assets at the date of the Merger; $19.3 million and $7.6 million of administrative employee incentive compensation expense in the 2007 Successor and Predecessor periods, respectively, resulting from meeting certain financial targets (compared to $9.6 million of discretionary bonuses in 2006); approximately $9.0 million and $45.0 million of expenses in the 2007 Successor and Predecessor periods, respectively, relating to the closing of stores and the elimination of our packaway inventory strategy (compared to approximately $33 million in 2006) and an accrued loss of approximately $12.0 million in the 2007 Successor period relating to probable losses for certain distribution center leases. In addition, SG&A in the 2007 Successor period includes approximately $4.8 million of KKR-related consulting and monitoring fees. SG&A expense in 2006 was partially offset by insurance proceeds of $13.0 million received during the year related to losses incurred due to Hurricane Katrina.

On a pro forma basis, SG&A expense increased as a percentage of sales to 24.3% in 2007 compared to 23.8% in 2006. Pro forma SG&A includes: $26.9 million of administrative employee incentive compensation expense in 2007 resulting from meeting certain financial targets, compared to $9.6 million of discretionary bonuses in 2006; approximately $54 million of expenses in 2007 relating to the closing of stores and the elimination of our packaway inventory strategy, compared to approximately $33 million in 2006; and an accrued loss of approximately $12.0 million in 2007 relating to probable losses for certain distribution center leases. SG&A expense in 2006 was partially offset by insurance proceeds of $13.0 million received during the year related to losses incurred due to Hurricane Katrina.

Litigation Settlement and Related Costs, Net. The $32.0 million in 2008 represents the settlement of a class action lawsuit filed in response to the Merger, and includes a $40.0 million settlement and estimated expenses of $2.0 million, net of $10.0 million of insurance proceeds received in the fourth quarter of 2008.

Transaction and Related Costs. The $1.2 million and $101.4 million of expenses recorded in the 2007 Successor and Predecessor periods reflect $1.2 million and $62.0 million, respectively, of expenses related to the Merger, such as investment banking and legal fees as well as $39.4 million of compensation expense in the Predecessor period related to stock options, restricted stock and restricted stock units which were fully vested immediately prior to and as a result of the Merger.

Interest Income. Interest income consists primarily of interest on investments. The decrease in interest income in 2008 compared to the 2007 periods was a result of lower interest rates, partially offset by higher investments. In the 2007 periods (primarily the 2007 Predecessor period) we had higher levels of cash and short term investments on hand as compared to 2006.

Interest Expense. The significant increase in interest expense in 2008 and the 2007 Successor period subsequent to the Merger is due to interest on long-term obligations incurred to finance the Merger. See further discussion under “Liquidity and Capital Resources” below.  We had outstanding variable-rate debt of $623 million and $787 million, after taking into consideration the impact of interest rate swaps, as of January 30, 2009 and February 1, 2008, respectively. The remainder of our outstanding indebtedness at January 30, 2009 and February 1, 2008 was fixed rate debt.

Interest expense in 2008 was less than 2007 pro forma interest expense due to lower borrowing amounts, specifically on the revolving credit agreement and senior subordinated notes, along with lower interest rates. Pro forma interest expense for both 2007 and 2006 was approximately $437 million.

Other (Income) Expense. In 2008, we recorded a gain of $3.8 million resulting from the repurchase of $44.1 million of our senior subordinated notes, offset by expense of $1.0 million related to hedge ineffectiveness related to certain interest rate swaps.

During the 2007 Successor period, we recorded an unrealized loss of $4.1 million related to the change in the fair value of interest swaps prior to the designation of such swaps as cash flow hedges in October 2007, offset by earnings of $1.7 million under the contractual provisions of the swap agreements. Also during the 2007 Successor period, we recorded $6.2 million of expenses related to consent fees and other costs associated with a tender offer for certain notes payable maturing in June 2010 (“2010 Notes”). Approximately 99% of the 2010 Notes were retired as a result of the tender offer. The costs related to the tender of the 2010 Notes were partially offset by a $4.9 million gain in the 2007 Successor period resulting from the repurchase of $25.0 million of our senior subordinated notes.

Income Taxes.  The effective income tax rates for 2008, the 2007 Successor and Predecessor periods and 2006 were an expense of 44.4%, a benefit of 26.9% and expense of 300.2%, and 37.4%, respectively.

The 2008 income tax rate is greater than the expected U.S. statutory tax rate of 35% principally due to the non-deductibility of the settlement and related expenses associated with the Merger-related shareholder lawsuit.

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

Unaudited Pro Forma Condensed Consolidated Financial Information

The following supplemental unaudited pro forma condensed consolidated statement of operations data has been developed by applying pro forma adjustments to our historical consolidated statement of operations. We were acquired on July 6, 2007 through a merger accounted for as a reverse acquisition. Although we continued as the same legal entity after the Merger, the accompanying unaudited pro forma condensed consolidated financial information is presented for the Predecessor and Successor relating to the periods preceding and succeeding the Merger, respectively. As a result of the Merger, we applied purchase accounting standards and a new basis of accounting effective July 7, 2007. The unaudited pro forma condensed consolidated statements of operations for the years ended February 1, 2008 and February 2, 2007 gives effect to the Merger as if it had occurred on February 3, 2007 and February 4, 2006, respectively. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with this unaudited pro forma condensed consolidated financial statement.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma condensed consolidated financial information is presented for supplemental informational purposes only, although we believe this information is useful in providing comparisons between years. The unaudited pro forma condensed consolidated financial information does not purport to represent what our results of operations would have been had the Merger and related transactions actually occurred on the date indicated, and they do not purport to project our results of operations or financial condition for any future period. The unaudited pro forma condensed consolidated statements of operations should be read in conjunction with the information contained in other sections of this 2008 Form 10-K including “Selected Financial Data”, in our consolidated financial statements and related notes thereto, and other sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this fiscal 2008 Form 10-K. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma condensed consolidated statements of operations.

	Fiscal Year Ended February 1, 2008
(In thousands)	Successor	Predecessor	Adjustments		Pro Forma
Net sales	$5,571,493	$3,923,753	$-		$9,495,246
Cost of goods sold	3,999,599	2,852,178	695	(a)	6,852,472
Gross profit	1,571,894	1,071,575	(695)		2,642,774
Selling, general and administrative	1,324,508	960,930	25,461	(b)	2,310,899
Transaction and related costs	1,242	101,397	(101,397)	(c)	1,242
Operating profit	246,144	9,248	75,241		330,633
Interest income	(3,799)	(5,046)	-		(8,845)
Interest expense	252,897	10,299	173,502	(d)	436,698
Other (income) expense	3,639	-	-		3,639
Income (loss) before income taxes	(6,593)	3,995	(98,261)		(100,859)
Income tax expense (benefit)	(1,775)	11,993	(53,138)	(e)	(42,920)
Net loss	$(4,818)	$(7,998)	$(45,123)		$(57,939)

See notes to unaudited pro forma condensed consolidated statement of operations

	Fiscal Year Ended February 2, 2007
(In thousands)	Predecessor	Adjustments		Pro Forma
Net sales	$9,169,822	$-		$9,169,822
Cost of goods sold	6,801,617	1,532	(a)	6,803,149
Gross profit	2,368,205	(1,532)		2,366,673
Selling, general and administrative	2,119,929	61,016	(b)	2,180,945
Operating profit	248,276	(62,548)		185,728
Interest income	(7,002)	-		(7,002)
Interest expense	34,915	401,987	(d)	436,902
Income (loss) before income taxes	220,363	(464,535)		(244,172)
Income tax expense (benefit)	82,420	(170,404)	(e)	(87,984)
Net income (loss)	$137,943	$(294,131)		$(156,188)

See notes to unaudited pro forma condensed consolidated statement of operations

Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations

(a) Represents the estimated impact on cost of goods sold of the adjustment to fair value of the property and equipment at our distribution centers.

(b) Primarily represents depreciation and amortization of the fair value adjustments related to tangible and intangible long-lived assets. Identifiable intangible assets with a determinable life have been amortized on a straight-line basis in the unaudited pro forma consolidated statement of operations over a period ranging from 2 to 17.5 years. The primary fair value adjustments (on which the pro forma adjustments are based) impacting SG&A expenses were to leasehold interests ($185 million), property and equipment ($101 million) and internally developed software ($12 million). This adjustment also includes management fees that are payable to affiliates of certain of the Investors subsequent to the closing of the Merger and related transactions (at an initial annual rate of $5.0 million which shall be increased by 5% for each succeeding year during the term of the agreement).

(c) Represents $101.4 million of charges that are non-recurring in nature and directly attributable to the Merger and related transactions. Such charges are comprised of $39.4 million of stock compensation expense from the acceleration of unvested stock options, restricted stock and restricted stock units as required as a result of the Merger and $62.0 million of transaction costs we incurred that were expensed as one-time charges upon the close of the Merger. Such adjustments do not include any adjustments to reflect the effects of our new stock based compensation plan.

(d) Reflects pro forma interest expense resulting from our new capital structure as follows (in millions):

	Predecessor
	Fiscal Year Ended February 2, 2007	Period Ended July 6, 2007

Revolving credit facility (1)	$21.4	$8.9
Term loan facilities (2)	177.8	74.1
Notes (3)	210.9	87.9
Letter of credit fees (4)	1.7	0.7
Bank commitment fees (5)	2.3	1.0
Other existing debt obligations (6)	7.2	3.0
Total cash interest expense	421.3	175.6
Amortization of capitalized debt issuance costs and debt discount (7)	9.8	4.1
Amortization of discounted liabilities (8)	8.5	3.5
Other (9)	(2.7)	0.6
Total pro forma interest expense	436.9	183.8
Less historical interest expense	(34.9)	(10.3)
Net adjustment to interest expense	$402.0	$173.5

(1) The $1.125 billion revolving credit facility carries an interest rate of 3-month LIBOR of 5.32% plus 1.50% for tranche A loans and 3-month LIBOR of 5.32% plus 2.25% for tranche A-1 loans. Reflects assumed borrowings of $175.0 million under tranche A and $125.0 million under tranche A-1. Such levels of borrowings will fluctuate in future periods dependent upon short term cash needs. Changes in the levels of borrowings would impact interest expense.

(2) Reflects interest on the $2.3 billion term loan facility at a rate of LIBOR plus 2.75%. To hedge against interest rate risk, we have entered into a swap agreement with respect to a $2.0 billion notional amount for 4.93%. This swap agreement became effective as a result of the acquisition on July 31, 2007 and will amortize on a quarterly basis until maturity at July 31, 2012. The unhedged portion of the facility is reflected at an interest rate of LIBOR of 5.32% plus 2.75%.

(3) Reflects interest on the 10.625% senior notes and 11.875%/12.625% senior subordinated notes. Assumes the cash interest payment option at a rate of 11.875% has been elected with respect to all of the senior subordinated notes.

(4) Represents fees on balances of trade letters of credit of $141.2 million at 0.75% and standby letters of credit of $40.7 million at 1.50%.

(5) Represents commitment fees of 0.375% on the $612.1 million unutilized balance of the revolving credit facility at July 6, 2007. Outstanding letters of credit noted in (4) above reduce the availability under the revolving credit facility.

(6) Represents historical interest expense on other existing indebtedness.

(7) Represents debt issuance costs associated with the new bank facilities amortized using the effective interest method over 6 years for the revolving facility, 7 years for the term loan facility, 8 years for the senior notes, 10 years for the senior subordinated notes and 8 years for other capitalized debt issuance costs. Also includes the amortization of debt discount of the senior notes.

(8) Represents interest expense on long-term liabilities which were discounted as a result of the Merger.

(9) Represents an adjustment to historical interest expense to reflect the effect of the adoption of current accounting standards for income taxes, offset by capitalized interest expense.

(e) Represents the tax effect of the pro forma adjustments, calculated at an effective rate of 54.1% for the Predecessor period ended July 6, 2007 and 36.7% for the fiscal year ended February 2, 2007. The effective tax rate, a benefit, applied to the pro forma changes for the Predecessor period ended July 6, 2007, reflects the pro forma elimination of non-deductible transaction costs from income before taxes. The pro forma income tax expense for the year ended February 2, 2007 has been adjusted to reflect changes required by FIN 48 as if FIN 48 had been adopted as of the beginning of the year.

Effects of Inflation

In 2008, increased commodity cost pressures mainly related to food and pet products which have been driven by fruit and vegetable prices and rising freight costs have increased the costs of certain products. Increases in petroleum, resin, metals, pulp and other raw material commodity driven costs also resulted in multiple product cost increases. We believe that our ability to increase selling prices in response to cost increases largely mitigated the effect of these cost increases on our overall results of operations. We believe that inflation and/or deflation had a minimal impact on our overall operations during 2007 and 2006.

Liquidity and Capital Resources

Current Financial Condition / Recent Developments. During the past three years, we have generated an aggregate of approximately $1.4 billion in cash flows from operating activities. During that period, we expanded the number of stores we operate by approximately 5% (433 stores), remodeled or relocated over 9% of our currently operated stores (768 stores), and incurred approximately $607 million in capital expenditures. As noted above, we made certain strategic decisions which slowed our store growth in 2007 and 2008, but we plan to accelerate store growth again in 2009.

At January 30, 2009, we had total outstanding debt (including the current portion of long-term obligations) of $4.14 billion.  We also had an additional $932.8 million available for borrowing under our senior secured asset-based revolving credit facility at that date.  Our liquidity needs are significant, primarily due to our debt service and other obligations.  Our substantial debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding debt securities.

Management believes our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities (described below), will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Credit Facilities

Overview. We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $3.425 billion. The Credit Facilities consist of a $2.3 billion senior secured term loan facility and a senior secured asset-based revolving credit facility of up to $1.125 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The asset-based revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

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

The amount available under the senior secured asset-based credit facility (including letters of credit) shall not exceed the sum of the tranche A borrowing base and the tranche A-1 borrowing base. The tranche A borrowing base equals the sum of (i) 85% of the net orderly liquidation value of all our eligible inventory and that of each guarantor thereunder and (ii) 90% of all our accounts receivable and credit/debit card receivables and that of each guarantor thereunder, in each case, subject to a reserve equal to the principal amount of the 2010 Notes that remain outstanding at any time and other customary reserves and eligibility criteria. An additional 10% to 12% of the net orderly liquidation value of all of our eligible inventory and that of each guarantor thereunder is made available to us in the form of a “last out” tranche under which we may borrow up to a maximum amount of $125.0 million. Borrowings under the asset-based credit facility will be incurred first under the last out tranche, and no borrowings will be permitted under any other tranche until the last out tranche is fully utilized. Repayments of the senior secured asset-based revolving credit facility will be applied to the last out tranche only after all other tranches have been fully paid down.

Interest Rates and Fees. Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate).  The applicable margin for borrowings is (i) under the term loan facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) as of January 30, 2009 and February 1, 2008, respectively, under the asset-based revolving credit facility (except in the last out tranche described above), 1.25% and 1.50% for LIBOR borrowings; 0.25% and 0.50% for base-rate borrowings and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings.  The applicable margins for borrowings under the asset-based revolving credit facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the asset-based revolving credit facility.  We are also required to pay a commitment fee to the lenders under the asset-based revolving credit facility for any unutilized commitments at a rate of 0.375% per annum.  We also must pay customary letter of credit fees. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of our use of interest rate swaps to manage our interest rate risk.

Prepayments. The senior secured credit agreement for the term loan facility requires us to prepay outstanding term loans, subject to certain exceptions, with:

•

50% of our annual excess cash flow (as defined in the credit agreement) which will be reduced to 25% and 0% if we achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively;

•

100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property in excess of $25.0 million in the aggregate and subject to our right to reinvest the proceeds; and

•

100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the senior secured credit agreement.

The mandatory prepayments discussed above will be applied to the term loan facility as directed by the senior secured credit agreement. Through January 30, 2009, no prepayments have been required under the prepayment provisions listed above.

In addition, the senior secured credit agreement for the asset-based revolving credit facility requires us to prepay the asset-based revolving credit facility, subject to certain exceptions, with:

•

100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined below) in excess of $1.0 million in the aggregate and subject to our right to reinvest the proceeds; and

•

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

An event of default under the senior secured credit agreements will occur upon a change of control as defined in the senior secured credit agreements governing our Credit Facilities. Upon an event of default, indebtedness under the Credit Facilities may be accelerated, in which case we will be required to repay all outstanding loans plus accrued and unpaid interest and all other amounts outstanding under the Credit Facilities.

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

Guarantee and Security. All obligations under the Credit Facilities are unconditionally guaranteed by substantially all of our existing and future domestic subsidiaries (excluding certain immaterial subsidiaries and certain subsidiaries designated by us under our senior secured credit agreements as “unrestricted subsidiaries”), referred to, collectively, as U.S. Guarantors.

All obligations and related guarantees under the term loan credit facility are secured by:

•

a second-priority security interest in all existing and after-acquired inventory, accounts receivable, and other assets arising from such inventory and accounts receivable, of our company and each U.S. Guarantor (the “Revolving Facility Collateral”), subject to certain exceptions;

•

a first priority security interest in, and mortgages on, substantially all of our and each U.S. Guarantor’s tangible and intangible assets (other than the Revolving Facility Collateral); and

•

a first-priority pledge of 100% of the capital stock held by us, or any of our domestic subsidiaries that are directly owned by us or one of the U.S. Guarantors and 65% of the voting capital stock of each of our existing and future foreign subsidiaries that are directly owned by us or one of the U.S. Guarantors.

All obligations and related guarantees under the asset-based credit facility are secured by the Revolving Facility Collateral, subject to certain exceptions.

Certain Covenants and Events of Default. The senior secured credit agreements contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•

incur additional indebtedness;

•

sell assets;

•

pay dividends and distributions or repurchase our capital stock;

•

make investments or acquisitions;

•

repay or repurchase subordinated indebtedness (including the senior subordinated notes discussed below) and the senior notes discussed below;

•

amend material agreements governing our subordinated indebtedness (including the senior subordinated notes discussed below) or our senior notes discussed below;

•

and change our lines of business.

The senior secured credit agreements also contain certain customary affirmative covenants and events of default.

At January 30, 2009, we had no borrowings, $51.0 million of commercial letters of credit, and $83.7 million of standby letters of credit outstanding under our asset-based revolving credit facility.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

Overview. We have $1.175 billion aggregate principal amount of 10.625% senior notes due 2015 (the “senior notes”) outstanding, which mature on July 15, 2015, pursuant to an indenture dated as of July 6, 2007 (the “senior indenture”), and $655.9 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “senior subordinated notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture”). The senior notes and the senior subordinated notes are collectively referred to herein as the “notes.” The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures.” We may redeem some or all of the notes at any time at redemption prices described or set forth in the indentures.

Interest on the notes is payable on January 15 and July 15 of each year. Interest on the senior notes is payable in cash. Cash interest on the senior subordinated notes accrues at a rate of

11.875% per annum, and PIK interest (as that term is defined below) accrues at a rate of 12.625% per annum, if applicable. The initial interest payment on the senior subordinated notes was payable in cash. For any interest period thereafter through July 15, 2011, we may elect to pay interest on the senior subordinated notes (i) in cash, (ii) by increasing the principal amount of the senior subordinated notes or issuing new senior subordinated notes (“PIK interest”) or (iii) by paying interest on half of the principal amount of the senior subordinated notes in cash interest and half in PIK interest. After July 15, 2011, all interest on the senior subordinated notes will be payable in cash. Through January 30, 2009, all such interest has been paid in cash.

The notes are fully and unconditionally guaranteed by each of the existing and future direct or indirect wholly owned domestic subsidiaries that guarantee the obligations under our Credit Facilities.

We may redeem some or all of the notes at any time at redemption prices described or set forth in the indentures. We also may seek, from time to time, to retire some or all of the notes through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We repurchased $44.1 million and $25.0 million of the senior subordinated notes in the fourth quarters of 2008 and 2007, respectively.

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

Covenants. The indentures contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to (subject to certain exceptions):

•

incur additional debt, issue disqualified stock or issue certain preferred stock;

•

pay dividends on or make certain distributions and other restricted payments;

•

create certain liens or encumbrances;

•

sell assets;

•

enter into transactions with affiliates;

•

make payments to us;

•

consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•

designate our subsidiaries as unrestricted subsidiaries.

Events of Default. The indentures also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable.

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities.  This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of January 30, 2009, this ratio was 2.1 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents.  EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (i) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (ii) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

(in millions)	Year Ended
	January 30, 2009	February 1, 2008
Net income (loss)	$108.2	$(12.8)
Add (subtract):
Interest income	(3.1)	(8.8)
Interest expense	391.9	263.2
Depreciation and amortization	235.1	226.4
Income taxes	86.2	10.2
EBITDA	818.3	478.2

Adjustments:
Transaction and related costs	-	102.6
(Gain) loss on debt retirements	(3.8)	1.2
Loss on interest rate swaps	1.1	2.4
Contingent (gain) loss on distribution center leases	(5.0)	12.0
Impact of markdowns related to inventory clearance activities, net of purchase accounting adjustments	(24.9)	(0.4)
SG&A related to store closing and inventory clearance activities	-	54.0
Operating losses (cash) of stores to be closed	-	10.5
Hurricane-related expenses and write-offs	2.2	-
Monitoring and consulting fees to affiliates	8.6	4.8
Stock option and restricted stock unit expense	10.0	6.5
Indirect Merger-related costs	20.7	4.6
Litigation settlement and related costs, net	32.0	-
Other non-cash charges (primarily LIFO)	54.7	6.1
Other	-	1.0
Total Adjustments	95.6	205.3

Adjusted EBITDA	$913.9	$683.5

Interest Rate Swaps

We use interest rate swaps to minimize the risk of adverse changes in interest rates. These swaps are intended to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. At January 30, 2009, we had interest rate swaps with a total notional amount of approximately $1.69 billion. For more information see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” below.

Fair Value Accounting

We have classified our interest rate swaps, as further discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” below, in Level 2 (as defined by SFAS 157) of the fair value hierarchy, as the significant inputs to the overall valuations are based on market-

observable data or information derived from or corroborated by market-observable data, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value a derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs.  For our derivatives, all of which trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment.

To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. For derivatives with two-way exposure, such as interest rate swaps, the counterparty’s credit spread is applied to our exposure to the counterparty, and our own credit spread is applied to the counterparty’s exposure to us, and the net credit valuation adjustment is reflected in our derivative valuations.  The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities.  The inputs utilized for our own credit spread are based on implied spreads from our publicly-traded debt.  For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  Additionally, we actively monitor counterparty credit ratings for any significant changes.

As of January 30, 2009, the net credit valuation adjustments reduced the settlement values of our derivative liabilities by $8.5 million.  Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments. When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors we deemed to be immaterial as of January 30, 2009.

Other Considerations

Our inventory balance represented approximately 44% of our total assets exclusive of goodwill and other intangible assets as of January 30, 2009. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. As a result, efficient inventory management has been and continues to be an area of focus for us.

The following table summarizes our significant contractual obligations and commercial commitments as of January 30, 2009 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Long-term debt obligations	$4,147,109	$11,500	$47,723	$46,000	$4,041,886
Capital lease obligations	9,939	2,658	2,471	564	4,246
Interest (a)	2,159,555	332,792	661,518	656,169	509,076
Self-insurance liabilities (b)	216,817	70,047	93,198	30,590	22,982
Operating leases (c)	1,671,935	358,367	569,005	371,966	372,597
Monitoring agreement (d)	20,682	5,403	11,630	3,649	-
Subtotal	$8,226,037	$780,767	$1,385,545	$1,108,938	$4,950,787

	Commitments Expiring by Period
Commercial commitments (e)	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Letters of credit	$51,014	$51,014	$-	$-	$-
Purchase obligations (f)	634,014	632,857	1,157	-	-
Subtotal	$685,028	$683,871	$1,157	$-	$-
Total contractual obligations and commercial commitments	$8,911,065	$1,464,638	$1,386,702	$1,108,938	$4,950,787

(a)

Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, based upon 2008 year end rates.

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

In 2008 and 2007, our South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), had investments in U.S. Government securities, obligations of Government Sponsored Enterprises, short- and long-term corporate obligations, and asset-backed obligations. These investments were held pursuant to South Carolina regulatory requirements to maintain certain asset balances in relation to ARIC’s liability and equity balances which could limit our ability to use these assets for general corporate purposes. In May 2008, the state of South Carolina made certain changes to these regulatory requirements, which had the effect of reducing the amounts and types of investments required, allowing ARIC to liquidate investments (primarily U.S. Government and corporate debt securities) totaling $48.6 million during 2008.  At January 30, 2009, the asset balances held pursuant to these regulatory requirements equaled $20.0 million and were reflected in our consolidated balance sheet as cash and cash equivalents.

In August 2005, we incurred significant losses caused by Hurricane Katrina, primarily inventory and fixed assets in the form of store fixtures and leasehold improvements. We reached final settlement of our related insurance claim in 2006 and received proceeds totaling $21.0 million due to these losses, including $13.0 million in 2006 and $8.0 million prior to 2006, and have utilized a portion of these proceeds to replace lost assets. Insurance proceeds related to fixed assets are included in cash flows from investing activities, and proceeds related to inventory losses and business interruption are included in cash flows from operating activities.

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

Considerations regarding distribution center leases. The Merger and certain of the related financing transactions may be interpreted as giving rise to certain trigger events (which may include events of default) under leases for three of our distribution centers (“DCs”). We do not believe such an interpretation would be appropriate under the terms of the leases. During the 2007 Successor period, we concluded that a probable loss existed in connection with the lease contingencies and accrued SG&A expenses totaling $12.0 million in the Successor statement of operations for the period ended February 1, 2008. As of January 30, 2009, $7.0 million of such amount has been paid. We believe that we have negotiated with the property owners proposed lease terms that would be implemented if the owners were to refinance or sell the property and that the resolution of these negotiations is primarily dependent on conditions in the real estate and financial markets. We believe that any remaining potential loss on the resolution of these matters would currently be properly categorized as reasonably possible rather than probable and therefore reversed the remaining $5.0 million of previously recorded SG&A expenses during the year ended January 30, 2009. However, the possibility remains that the ultimate resolution of these matters could require us to make a significant cash investment to purchase these DCs.

Credit ratings.  On December 15, 2008 Standard & Poor’s revised our long-term debt rating outlook to positive from stable and affirmed our long-term rating of B.  On September 18, 2008 Moody’s affirmed our long-term debt rating of B3 and changed the outlook to positive from stable.  These current ratings are considered non-investment grade.  Our current credit ratings, as well as future rating agency actions, could (1) negatively impact our ability to obtain financings to finance our operations on satisfactory terms; (2) have the effect of increasing our financing costs; and (3) have the effect of increasing our insurance premiums and collateral requirements necessary for our self-insured programs.

Cash flows

Cash flows from operating activities.

A significant component of the change in cash flows from operating activities in 2008 compared to the 2007 periods was our strong operating performance due to greater sales, higher gross margins and lower SG&A expenses as a percentage of sales, partially offset by significantly higher interest expense, as described in more detail above under “Results of Operations.” In addition, we experienced increased inventory turns and improved merchandise payment terms in 2008 as compared to the 2007 periods. Accounts payable balances increased by $140.4 million in 2008 compared to a decline of $41.4 million in the 2007 Successor period and an increase of $34.8 million in the 2007 Predecessor period partially as a result of our implementation of initiatives to aggressively manage our payables.  Also positively affecting cash flows from operations were increases in accrued expenses and other in 2008, which was primarily attributable to increases in litigation reserves, incentive bonus accruals, deferred vendor rebates, and property and sales tax accruals. Other significant components of the change in cash flows from operating activities in 2008 as compared to 2007 were changes in inventory balances, which increased by 10% in 2008 compared to decreases of approximately 6% and 1% during the 2007 Successor and Predecessor periods, respectively. Inventory levels in the highly consumable category increased by $77.8 million, or 12%, in 2008 compared to a decline of $90.7 million, or 12%, in the 2007 Successor period and an increase of $48.8 million, or 7%, in the 2007 Predecessor period. The seasonal category increased by $20.9 million, or 8%, in 2008 compared to a decline of $24.2 million, or 8%, in the 2007 Successor period and a decline of $38.7 million, or 11%, in the 2007 Predecessor period. The home products category declined by $2.6 million, or 2%, in 2008 compared to an increase of $25.4 million, or 19%, in the 2007 Successor period and a decline of $15.0 million, or 10%, in the 2007 Predecessor period. The basic clothing category increased by $30.2 million, or 15%, in 2008 compared to an increase of $10.0 million, or 5%, in the 2007 Successor period and a decline of $11.5 million, or 5%, in the 2007 Predecessor period. In addition, net income in 2008 compared to the net losses in the 2007 periods discussed above was a principal factor in the increase in income taxes paid in 2008. Income tax refunds received in 2007 for taxes paid in prior years that did not reoccur in 2008 also contributed to the increase in income taxes paid during 2008.

Cash flows from operating activities for the 2007 periods were impacted by a net loss of $4.8 million and $8.0 million in the 2007 Successor and Predecessor periods, respectively, compared to net income of $137.9 million in 2006, as described in detail under “Results of Operations” above, including the incurrence of $101.4 million of Transaction and related costs in the 2007 Predecessor period. Other significant components of the change in cash flows from operating activities in 2007 as compared to 2006 were changes in inventory balances, which decreased by approximately 6% and 1% during the 2007 Successor and Predecessor periods, respectively, compared to a decrease of approximately 3% during 2006. As compared to changes in inventory levels in the 2007 periods discussed above, in 2006 highly consumable increased $63.2 million, or 10%; seasonal increased $6.7 million, or 2%; home products decreased $52.5 million, or 25%; and basic clothing decreased $59.5 million, or 21%. In addition to inventory changes, the net losses in the 2007 periods discussed above were principal factors in the reduction in income taxes paid in those periods as compared to 2006. Also offsetting the decline in net income were changes in accrued expenses, particularly in the 2007 Predecessor period as compared to 2006, which was primarily attributable to income tax related reserves, accruals for lease liabilities on closed stores and property and sales tax accruals.

Cash flows from investing activities. Cash flows used in investing activities totaling $152.6 million in 2008 were primarily related to capital expenditures and sales of investments. Significant components of our property and equipment purchases in 2008 included the following approximate amounts: $149 million for improvements, upgrades, remodels and relocations of existing stores; $22 million for new stores; $17 million for distribution and transportation-related capital expenditures; and $13 million for information systems upgrades and technology-related projects. During 2008 we opened 207 new stores and remodeled or relocated 404 stores.

Purchases and sales of short-term investments, which equaled net sales of $51.6 million in 2008, primarily reflect our investment activities in our captive insurance subsidiary, including a change in regulatory requirements as discussed in more detail above under “Other Considerations.”

The Merger, as discussed in more detail above, required cash payments in the 2007 Successor period of approximately $6.7 billion, net of cash acquired of $350 million. Significant components of property and equipment purchases in the 2007 Successor period included the following approximate amounts: $45 million for improvements, upgrades, remodels and relocations of existing stores; $23 million for distribution and transportation-related capital expenditures; and $16 million for new stores. During the 2007 Successor period, we opened 170 new stores and remodeled or relocated 235 stores. Significant components of property and equipment purchases in the 2007 Predecessor period included the following approximate amounts: $29 million for new stores; $15 million for improvements, upgrades, remodels and relocations of existing stores; and $7 million for distribution and transportation-related capital expenditures. During the 2007 Predecessor period, we opened 195 new stores and remodeled or relocated 65 stores.

During the 2007 Successor period we purchased a secured promissory note for $37.0 million which represents debt issued by a third-party entity from which we lease our distribution center in Ardmore, Oklahoma. Purchases and sales of short-term investments, which equaled net sales of $17.6 million and $4.4 million in the respective 2007 Successor and Predecessor periods, primarily reflect our investment activities in our captive insurance subsidiary, and all purchases of long-term investments were related to the captive insurance subsidiary.

Cash flows used in investing activities totaling $282.0 million in 2006 were primarily related to capital expenditures and, to a lesser degree, purchases of long-term investments. Significant components of our property and equipment purchases in 2006 included the following approximate amounts: $66 million for distribution and transportation-related capital expenditures (including approximately $30 million related to our distribution center in Marion, Indiana which opened in 2006); $66 million for new stores; $50 million for a capital project designed to improve inventory flow from our DCs to consumers; and $38 million for capital projects in existing stores. During 2006 we opened 537 new stores and remodeled or relocated 64 stores.

Purchases and sales of short-term investments in 2006, which equaled net sales of $1.9 million, reflect our investment activities in tax-exempt auction rate securities as well as investing activities of our captive insurance subsidiary. Purchases of long-term investments are related to the captive insurance subsidiary.

Capital expenditures during 2009 are projected to be in the range of $250-275 million. We anticipate funding 2009 capital requirements with cash flows from operations and our revolving credit facility, if necessary. Significant components of the 2009 capital plan include growth initiatives including leasehold improvements, fixtures and equipment for approximately 450 new stores; continued investment in our existing store base with plans for remodeling and relocating approximately 400 stores; and additional investments in our supply chain and information technology. We plan to undertake these expenditures in order to improve our infrastructure and increase our cash generated from operating activities.

Cash flows from financing activities.  In 2008, we repaid borrowings of $102.5 million under our revolving credit facility and as of January 30, 2009, we had no borrowings under the revolving credit facility. Also during 2008, we repurchased $44.1 million of our outstanding senior subordinated notes.

In the 2007 Successor period, to finance the Merger, we issued long-term debt of approximately $4.2 billion and issued common stock in the amount of approximately $2.8 billion (primarily relating to the cash equity contributions from the Investors); we incurred costs associated with the issuance of Merger-related long-term debt of $87.4 million; we completed a cash tender offer for our 2010 Notes as discussed above, resulting in the valid tender of approximately 99% of the 2010 Notes resulting in repayments of long-term debt and related consent fees in the amount of $215.6 million; and incurred borrowings, net of repayments, under our new asset-based revolving credit facility of $102.5 million.

Cash flows used in financing activities during 2006 included the repurchase of approximately 4.5 million shares of the Predecessor’s common stock at a total cost of $79.9 million, cash dividends paid of $62.5 million, or $0.20 per share, on the Predecessor’s outstanding common stock, and $14.1 million to reduce our outstanding capital lease and financing obligations. These uses of cash were partially offset by proceeds from the exercise of stock options during 2006 of $19.9 million.

The borrowings and repayments under the revolving credit agreements in 2008, the 2007 Successor period and 2006 were primarily a result of activity associated with periodic cash needs.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method. Under our retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales at a department level. The RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at the lower of cost or market (“LCM”) if markdowns are currently taken as a reduction of the retail value of inventories.

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

Goodwill and Other Intangible Assets. We amortize intangible assets over their estimated useful lives unless such lives are deemed indefinite. If impairment indicators are noted, amortizable intangible assets are tested for impairment based on projected undiscounted cash flows, and, if impaired, written down to fair value based on either discounted projected cash flows or appraised values. Future cash flow projections are based on management’s projections. Significant judgments required in this testing process may include projecting future cash flows, determining appropriate discount rates and other assumptions. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value or impairment. Future indicators of impairment could result in an asset impairment charge.

Under SFAS 142, “Goodwill and Other Intangible Assets,” we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting unit based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts) and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill would require us to allocate the estimated fair value of our reporting unit to its assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which would be compared to its corresponding carrying value.

We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the third quarter of 2008 based on conditions as of the end of our second quarter, and subsequently reviewed such results as of the end of 2008. These analyses indicated that no impairment was necessary. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

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

We recorded impairment charges included in SG&A expense of approximately $4.0 million in 2008, $0.2 million in the 2007 Predecessor period and $9.4 million in 2006 to reduce the carrying value of certain of our stores’ assets as deemed necessary based on our evaluation that such amounts would not be recoverable, primarily due to insufficient sales or excessive costs resulting in negative current and projected future cash flows at these locations. Such assets, to the extent still functional, are held for use in other store locations. The majority of the 2006 charges were recorded pursuant to certain strategic initiatives discussed above.

Insurance Liabilities. We retain a significant portion of the risk for our workers’ compensation, employee health insurance, general liability, property loss and automobile coverage. These costs are significant primarily due to the large employee base and number of stores. At the date of the Merger the liability for workers’ compensation and general liability was discounted in accordance with purchase accounting standards. Subsequent to the Merger, provisions are made to these insurance liabilities on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends. If future claim trends deviate from recent historical patterns, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

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

Lease Accounting and Excess Facilities. The majority of our stores are subject to short-term leases (usually with initial or current terms of 3 to 5 years) with multiple renewal options when available. We also have stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10 years with multiple renewal options. Approximately 42% of our stores have provisions for contingent rentals based upon a percentage of defined sales volume. We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We recognize rent expense over the term of the lease. We record minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that we take physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and amortized as a reduction to rent expense over the term of the lease. We reflect as a liability any difference between the calculated expense and the amounts actually paid. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

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

Share-Based Payments. Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include an estimate of the fair value of our common stock (as our stock is not publicly traded), the term that the options are expected to be outstanding, an estimate of the volatility of our stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the dividend yield of our stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. If our estimates differ materially from actual experience, we may be required to record additional expense or reductions of expense, which could be material to our future financial results.

Fair Value Measurements. We measure fair value of financial assets and liabilities in accordance with SFAS 157, which requires that fair values be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Therefore, Level 3 inputs are typically based on an entity’s own assumptions, as there is little, if any, related market activity, and thus requires the use of significant judgment and estimates.

Our fair value measurements are primarily associated with our derivative financial instruments and to a lesser degree our mutual fund holdings. The values of our derivative financial instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Derivative Financial Instruments. We account for derivative instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted.  SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  See “Fair Value Measurements” above for a discussion of derivative valuations.  Special accounting for qualifying hedges allows a derivative’s gains and losses to either offset related results on the hedged item in the statement of operations or be accumulated in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We use derivative instruments to manage our exposure to changing interest rates, primarily with interest rate swaps.

In addition to making valuation estimates, we also bear the risk that certain derivative instruments that have been designated as hedges and currently meet the strict hedge accounting requirements of SFAS 133 may not qualify in the future as “highly effective,” as defined, as well as the risk that hedged transactions in cash flow hedging relationships may no longer be considered probable to occur. Further, new interpretations and guidance related to SFAS No. 133 may be issued in the future, and we cannot predict the possible impact that such guidance may have on our use of derivative instruments going forward.

Adoption of Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 became effective in November 2008. The adoption of this standard did not have a material impact on our financial statements.

On February 2, 2008, we adopted components of SFAS No. 157, “Fair Value Measurements”. We have not adopted SFAS 157 for nonfinancial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. Accordingly, the standard does not require any new fair value measurements of reported balances.

We adopted the provisions of FIN 48 effective February 3, 2007. The adoption resulted in an $8.9 million decrease in retained earnings and a reclassification of certain amounts between deferred income taxes and other noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48. As of the date of adoption, the total reserve for uncertain tax benefits was $77.9 million.  This reserve excludes the federal income tax benefit for the uncertain tax positions related to state income taxes which is now included in deferred tax assets. As a result of the adoption of FIN 48, the reserve for interest expense related to income taxes was increased to $15.3 million and a reserve for potential penalties of $1.9 million related to uncertain income tax positions was recorded. As of the date of adoption, approximately $27.1 million of the reserve for uncertain tax positions would have impacted our effective income tax rate subsequently if we were to recognize the tax benefit for these positions.

Subsequent to the adoption of FIN 48, we elected to record income tax related interest and penalties as a component of the provision for income tax expense.

Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008.  We plan to adopt SFAS 161 during the first quarter of our 2009 fiscal year and its impact is expected to be limited to the additional disclosures discussed above.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. The new standard establishes the requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest (formerly minority interest) in an acquiree; provides updated requirements for recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and provides updated disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed.  Unless a qualifying transaction is consummated subsequent to the effective date, the adoption of this standard on our financial statements is expected to be limited to any future Merger-related adjustments to uncertain tax positions that would, if subsequently recognized, impact our results of operations rather than goodwill.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For non-financial assets and liabilities, the effective date has been delayed to fiscal years beginning after November 15, 2008. We currently expect to adopt the components of SFAS 157 relating to nonfinancial assets and liabilities during 2009. We are in the process of evaluating the potential impact of this standard on our consolidated financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

We are exposed to market risk primarily from adverse changes in interest rates, and to a lesser degree commodity prices. To minimize this risk, we may periodically use financial instruments, including derivatives. As a matter of policy, we do not buy or sell financial instruments for speculative or trading purposes and all derivative financial instrument transactions must be authorized and executed pursuant to approval by the Board of Directors. All financial instrument positions taken by us are intended to be used to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure.

Interest Rate Risk

We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. Our Credit Facilities provide for variable rate borrowings of up to $3.425 billion including availability of $1.125 billion under our senior secured asset-based revolving credit facility, subject to the borrowing base.  In order to mitigate a portion of the variable rate interest exposure under the Credit Facilities, we entered into interest rate swaps which became effective on July 31, 2007. Pursuant to the swaps, we swapped three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 7.68% on an original notional amount of $2.0 billion originally scheduled to amortize on a quarterly basis until maturity at July 31, 2012.

On October 3, 2008, a counterparty to one of our 2007 swap agreements declared bankruptcy, which constituted a technical default under this contract and on October 30, 2008, we terminated this swap agreement. We subsequently cash settled the swap on November 10, 2008 for approximately $7.6 million, including interest accrued to the date of termination. As of January 30, 2009, the notional amount under the remaining 2007 swaps is $866.7 million.

Effective February 28, 2008, we entered into a $350.0 million step-down interest rate swap in order to mitigate an additional portion of the variable rate interest exposure under the Credit Facilities. Under the terms of this agreement we swapped one month LIBOR rates for fixed interest rates, which will result in the payment of a fixed rate of 5.58% on a notional amount of $350.0 million for the first year and $150.0 million for the second year.

Effective December 31, 2008, we entered into a $475.0 million interest rate swap in order to mitigate an additional portion of the variable rate interest exposure under the Credit Facilities. This swap is scheduled to mature on January 31, 2013. Under the terms of this agreement we swapped one month LIBOR rates for fixed interest rates, which will result in the payment of a fixed rate of 5.06% on a notional amount of $475.0 million through April 2010, $400.0 million from May 2010 to October 2011, and $300.0 million to maturity.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows.  Our interest rate swaps qualify for hedge accounting as cash flow hedges.  Therefore, changes in market fluctuations related to the effective portion of these cash flow hedges do not impact our pre-tax earnings until the accrued interest is recognized on the derivatives and the associated hedged debt.  Based on our outstanding debt as of January 30, 2009 and assuming that our mix of debt instruments, derivative instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have a pretax impact on our earnings and cash flows of approximately $6.2 million.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 30, 2009 (Successor) and February 1, 2008 (Successor), and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended January 30, 2009 (Successor), the periods from March 6, 2007 to February 1, 2008 (Successor) and from February 3, 2007 to July 6, 2007 (Predecessor), and the year ended February 2, 2007 (Predecessor). These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries at January 30, 2009 (Successor) and February 1, 2008 (Successor), and the consolidated results of their operations and their cash flows for the year ended January 30, 2009 (Successor), the periods from March 6, 2007 to February 1, 2008 (Successor) and from February 3, 2007 to July 6, 2007 (Predecessor), and the year ended February 2, 2007 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 5 to the consolidated financial statements, effective February 3, 2007, the Company changed its method of accounting for uncertain tax positions in connection with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 24, 2009

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except per share amounts)

	Successor
	January 30, 2009	February 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$377,995	$100,209
Short-term investments	-	19,611
Merchandise inventories	1,414,955	1,288,661
Income taxes receivable	6,392	32,501
Deferred income taxes	4,600	17,297
Prepaid expenses and other current assets	66,183	59,465
Total current assets	1,870,125	1,517,744
Net property and equipment	1,268,960	1,274,245
Goodwill	4,338,589	4,344,930
Intangible assets, net	1,325,558	1,370,557
Other assets, net	85,967	148,955
Total assets	$8,889,199	$8,656,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$14,158	$3,246
Accounts payable	678,421	551,040
Accrued expenses and other	375,045	300,956
Income taxes payable	7,611	2,999
Total current liabilities	1,075,235	858,241
Long-term obligations	4,122,956	4,278,756
Deferred income taxes	556,101	486,725
Other liabilities	289,288	319,714

Commitments and contingencies

Redeemable common stock	13,924	9,122

Shareholders’ equity:
Preferred stock, 1,000,000 shares authorized	-	-
Common stock; $0.50 par value, 1,000,000 shares authorized, 556,228 and 555,482 shares issued and outstanding at January 30, 2009 and February 1, 2008, respectively	278,114	277,741
Additional paid-in capital	2,489,647	2,480,062
Retained earnings (Accumulated deficit)	103,364	(4,818)
Accumulated other comprehensive loss	(39,430)	(49,112)
Total shareholders’ equity	2,831,695	2,703,873
Total liabilities and shareholders’ equity	$8,889,199	$8,656,431

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Successor		Predecessor
	For the year ended January 30, 2009	March 6, 2007 through February 1, 2008 (a)	February 3, 2007 through July 6, 2007	For the year ended February 2, 2007

Net sales	$10,457,668	$5,571,493	$3,923,753	$9,169,822
Cost of goods sold	7,396,571	3,999,599	2,852,178	6,801,617
Gross profit	3,061,097	1,571,894	1,071,575	2,368,205
Selling, general and administrative	2,448,611	1,324,508	960,930	2,119,929
Litigation settlement and related costs, net	32,000	-	-	-
Transaction and related costs	-	1,242	101,397	-
Operating profit	580,486	246,144	9,248	248,276
Interest income	(3,061)	(3,799)	(5,046)	(7,002)
Interest expense	391,932	252,897	10,299	34,915
Other (income) expense	(2,788)	3,639	-	-
Income (loss) before income taxes	194,403	(6,593)	3,995	220,363
Income tax expense (benefit)	86,221	(1,775)	11,993	82,420
Net income (loss)	$108,182	$(4,818)	$(7,998)	$137,943

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Other Shareholders’ Equity	Total
Predecessor Balances, February 3, 2006	315,679	$ 157,840	$ 462,383	$1,106,165	$ (794)	$ (4,799)	$1,720,795
Comprehensive income:
Net income	-	-	-	137,943	-	-	137,943
Reclassification of net loss on derivatives	-	-	-	-	188	-	188
Comprehensive income							138,131
Cash dividends, $0.20 per common share	-	-	-	(62,472)	-	-	(62,472)
Issuance of common stock under stock incentive plans	1,573	786	19,108	-	-	-	19,894
Tax benefit from share-based payments	-	-	2,513	-	-	-	2,513
Repurchases of common stock	(4,483)	(2,242)	-	(77,705)	-	-	(79,947)
Reversal of unearned compensation upon adoption of SFAS 123(R) (see Note 10)	(364)	(182)	(4,997)	-	-	5,179	-
Share-based compensation expense	-	-	7,578	-	-	-	7,578
Vesting of restricted stock and restricted stock units	149	75	(75)	-	-	-	-
Transition adjustment upon adoption of SFAS 158	-	-	-	-	(381)	-	(381)
Other equity transactions	(118)	(59)	(365)	20	-	40	(364)
Predecessor Balances, February 2, 2007	312,436	$ 156,218	$ 486,145	$1,103,951	$ (987)	$ 420	$1,745,747
Adoption of FIN 48	-	-	-	(8,917)	-	-	(8,917)
Predecessor Balances as adjusted, February 2, 2007	312,436	156,218	486,145	1,095,034	(987)	420	1,736,830
Comprehensive income:
Net loss	-	-	-	(7,998)	-	-	(7,998)
Reclassification of net loss on derivatives	-	-	-	-	76	-	76
Comprehensive loss	-	-	-	-	-	-	(7,922)
Cash dividends, $0.05 per common share	-	-	-	(15,710)	-	-	(15,710)
Issuance of common stock under stock incentive plans	2,496	1,248	40,294	-	-	-	41,542
Tax benefit from stock option exercises	-	-	3,927	-	-	-	3,927
Share-based compensation expense	-	-	45,458	-	-	-	45,458
Vesting of restricted stock and restricted stock units	126	63	(63)	-	-	-	-
Other equity transactions	(28)	(13)	(580)	(48)	-	7	(634)
Elimination of Predecessor equity in connection with Merger (see Notes 1 and 2)	(315,030)	(157,516)	(575,181)	(1,071,278)	911	(427)	(1,803,491)
Predecessor Balances subsequent to Merger	-	$ -	$ -	$ -	$ -	$ -	$ -
Successor capital contribution, net	554,035	$277,018	$2,476,958	$ -	$ -	$ -	$2,753,976
Comprehensive loss:
Net loss	-	-	-	(4,818)	-	-	(4,818)
Unrealized net loss on hedged transactions	-	-	-	-	(49,112)	-	(49,112)
Comprehensive loss							(53,930)
Issuance of common stock under stock incentive plans	574	287	(287)	-	-	-	-
Issuance of restricted common stock under stock incentive plans	890	445	(445)	-	-	-	-
Repurchases of common stock	(17)	(9)	9	-	-	-	-
Share-based compensation expense	-	-	3,827	-	-	-	3,827
Successor Balances, February 1, 2008	555,482	$277,741	$2,480,062	$ (4,818)	$ (49,112)	$ -	$2,703,873
Comprehensive income:
Net income	-	-	-	108,182	-	-	108,182
Unrealized net gain on hedged transactions	-	-	-	-	9,682	-	9,682
Comprehensive income							117,864
Issuance of common stock under stock incentive plans	846	423	(423)	-	-	-	-
Repurchases of common stock	(100)	(50)	50	-	-	-	-
Share-based compensation expense	-	-	9,958	-	-	-	9,958
Successor Balances, January 30, 2009	556,228	$278,114	$2,489,647	$ 103,364	$ (39,430)	$ -	$2,831,695

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	For the year ended January 30, 2009	March 6, 2007 through February 1, 2008 (a)	February 3, 2007 through July 6, 2007	For the year ended February 2, 2007
Cash flows from operating activities:
Net income (loss)	$108,182	$(4,818)	$(7,998)	$137,943
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	247,899	150,213	83,917	200,608
Deferred income taxes	73,434	19,551	(20,874)	(38,218)
Tax benefit of stock options	(950)	-	(3,927)	(2,513)
Noncash inventory adjustments and asset impairments	50,671	6,113	-	76,599
Noncash share-based compensation	9,958	3,827	45,433	7,578
Other noncash gains and losses	2,434	5,525	5,098	5,820
Change in operating assets and liabilities:
Merchandise inventories	(173,014)	73,356	16,424	(26,541)
Prepaid expenses and other current assets	(598)	3,739	(6,184)	(5,411)
Accounts payable	140,356	(41,395)	34,794	53,544
Accrued expenses and other liabilities	68,736	16,061	52,995	38,353
Income taxes	33,986	7,348	2,809	(35,165)
Other	14,084	84	(541)	(7,240)
Net cash provided by operating activities	575,178	239,604	201,946	405,357
Cash flows from investing activities:
Merger, net of cash acquired	-	(6,738,391)	-	-
Purchases of property and equipment	(205,546)	(83,641)	(56,153)	(261,515)
Purchases of short-term investments	(9,903)	(3,800)	(5,100)	(49,675)
Sales of short-term investments	61,547	21,445	9,505	51,525
Purchases of long-term investments	-	(7,473)	(15,754)	(25,756)
Purchase of promissory notes	-	(37,047)	-	-
Sale and insurance proceeds related to property and equipment	1,266	533	620	3,457
Net cash used in investing activities	(152,636)	(6,848,374)	(66,882)	(281,964)
Cash flows from financing activities:
Issuance of common stock	4,228	2,759,540	-	-
Net borrowings (repayments) under revolving credit facility	(102,500)	102,500	-	-
Issuance of long-term obligations	-	4,176,817	-	-
Repayments of long-term obligations	(44,425)	(241,945)	(4,500)	(14,118)
Debt issuance costs	-	(87,392)	-	(584)
Payment of cash dividends	-	-	(15,710)	(62,472)
Exercises (repurchases) of stock options	(2,511)	-	41,546	19,894
Repurchases of common stock	(498)	(541)	-	(79,947)
Tax benefit of stock options	950	-	3,927	2,513
Net cash provided by (used in) financing activities	(144,756)	6,708,979	25,263	(134,714)
Net increase (decrease) in cash and cash equivalents	277,786	100,209	160,327	(11,321)
Cash and cash equivalents, beginning of period	100,209	-	189,288	200,609
Cash and cash equivalents, end of period	$377,995	$100,209	$349,615	$189,288

Supplemental cash flow information:
Cash paid (received) for:
Interest	$377,022	$226,738	$11,246	$24,180
Income taxes	$7,091	$(30,574)	$26,012	$155,825
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$7,474	$20,449	$13,544	$18,094
Purchases of property and equipment under capital lease obligations	$3,806	$592	$1,036	$5,366
Expiration of equity repurchase rights	$2,548	$-	$-	$-
Exchange of shares and stock options in business combination	$-	$7,685	$-	$-
Elimination of financing obligations (See Note 8)	$-	$-	$-	$46,608
Elimination of promissory notes receivable (See Note 8)	$-	$-	$-	$46,608

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2008 and 2006, which represent fiscal years ended January 30, 2009 and February 2, 2007, respectively, each of which were 52-week accounting periods. The Company completed a merger transaction on July 6, 2007 and therefore the 2007 presentation includes separate presentation of the periods before and after the merger. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control.  Intercompany transactions have been eliminated.

Dollar General Corporation (the “Company”) was acquired on July 6, 2007 through a Merger (as defined and discussed in greater detail in Note 2 below) accounted for as a reverse acquisition.  Although the Company continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for the “Predecessor” and “Successor” relating to the periods preceding and succeeding the Merger, respectively.  As a result of the Company applying purchase accounting and a new basis of accounting beginning on July 7, 2007, the financial reporting periods presented are as follows:

•

The 2008 presentation reflects the Successor.

•

The 2007 periods presented include the Predecessor period of the Company, reflecting 22 weeks of operating results from February 3, 2007 to July 6, 2007 and 30 weeks of operating results for the Successor period, reflecting the Merger of the Company and Buck Acquisition Corp. (“Buck”) from July 7, 2007 to February 1, 2008.

•

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

•

The 2006 presentation reflects the Predecessor.

The consolidated financial statements for the Predecessor periods have been prepared using the Company’s historical basis of accounting.  As a result of purchase accounting, the pre-Merger and post-Merger consolidated financial statements are not comparable.

The Company leases three of its distribution centers (“DCs”) from lessors, which meet the definition of a Variable Interest Entity (“VIE”) as described by Financial Accounting

Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised. One of these DCs has been recorded as a financing obligation whereby the property and equipment are reflected in the consolidated balance sheets.  The land and buildings of the other two DCs have been recorded as operating leases in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases.”  The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements.

Business description

The Company sells general merchandise on a retail basis through 8,362 stores (as of January 30, 2009) in 35 states covering most of the southern, southwestern, midwestern and eastern United States.  The Company has DCs in Scottsville, Kentucky; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina and Marion, Indiana.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 10% of the Company’s purchases in 2008 were made from The Procter & Gamble Company. The Company’s next largest supplier accounted for approximately 6% of the Company’s purchases in 2008.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less when purchased.  Such investments primarily consist of money market funds, certificates of deposit (which may include foreign time deposits), and commercial paper.  The carrying amounts of these items are a reasonable estimate of their fair value due to the short maturity of these investments. The Company held foreign time deposits of $0 and $5.2 million as of January 30, 2009 and February 1, 2008, respectively.

Payments due from banks for third-party credit card, debit card and electronic benefit transactions classified as cash and cash equivalents totaled approximately $16.2 million and $13.9 million at January 30, 2009 and February 1, 2008, respectively.

The Company’s cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment.  Outstanding but unpresented checks totaling approximately $127.6 million and $107.9 million at January 30, 2009 and February 1, 2008, respectively, have been included in Accounts payable in the consolidated balance sheets.  Upon presentation for payment, these checks are funded through available cash balances or the Company’s credit facilities.

The Company has certain cash and cash equivalents balances that are being held in accordance with certain insurance-related regulatory requirements which could limit the Company’s ability to use these assets for general corporate purposes, as further described below under “Investments in debt and equity securities.”

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

In years prior to 2007, the Company invested in tax-exempt auction rate securities, which are debt instruments having longer-dated (in some cases, many years) legal maturities, but with interest rates that are generally reset every 28-35 days under an auction system.  There were no such investments outstanding as of January 30, 2009 or February 1, 2008.

In 2008 and 2007, the Company’s South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), had investments in U.S. Government securities, obligations of Government Sponsored Enterprises, short- and long-term corporate obligations, and asset-backed obligations. These investments were held pursuant to South Carolina regulatory requirements to maintain certain asset balances in relation to ARIC’s liability and equity balances which could limit the Company’s ability to use these assets for general corporate purposes. In May 2008, the state of South Carolina made certain changes to these regulatory requirements, which had the effect of reducing the amounts and types of investments required to be held. As a result of these changes, the Company reclassified certain investments held by ARIC from held-to-maturity to available-for-sale, and ARIC subsequently liquidated investments (primarily U.S. Government and corporate debt securities) totaling $48.6 million during 2008. At January 30, 2009, the asset balances held pursuant to these regulatory requirements equaled $20.0 million and were reflected in the Company’s consolidated balance sheet as cash and cash equivalents.

Historical cost information pertaining to investments in mutual funds by participants in the Company’s supplemental retirement and compensation deferral plans classified as trading securities is not readily available to the Company.

On January 30, 2009 and February 1, 2008, held-to-maturity, available-for-sale and trading securities consisted of the following (in thousands):

Successor January 30, 2009	Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Held-to-maturity securities
Other debt securities (see Note 8)	$31,388	$-	$2,442	$28,946

Trading securities
Equity securities	8,703	-	-	8,703

Total debt and equity securities	$40,091	$-	$2,442	$37,649

Successor February 1, 2008	Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Held-to-maturity securities
Bank and corporate debt	$24,254	$244	$107	$24,391
U.S. Government securities	16,652	676	-	17,328
Obligations of Government sponsored enterprises	9,834	40	-	9,874
Asset-backed securities	1,815	21	5	1,831
Other debt securities (see Note 8)	33,453	-	709	32,744
	86,008	981	821	86,168

Trading securities
Equity securities	15,066	-	-	15,066

Total debt and equity securities	$101,074	$981	$821	$101,234

On January 30, 2009 and February 1, 2008, these investments were included in the following accounts in the consolidated balance sheets (in thousands):

Successor January 30, 2009	Held-to-Maturity Securities	Available- for-Sale Securities	Trading Securities
Prepaid expenses and other current assets	$-	$-	$2,055
Other assets, net	-	-	6,648
Long-term obligations (see Note 8)	31,388	-	-
	$31,388	$-	$8,703

Successor February 1, 2008	Held-to-Maturity Securities	Available- for-Sale Securities	Trading Securities
Cash and cash equivalents	$1,000	$-	$-
Short-term investments	19,611	-	-
Prepaid expenses and other current assets	-	-	2,166
Other assets, net	31,944	-	12,900
Long-term obligations (see Note 8)	33,453	-	-
	$86,008	$-	$15,066

The contractual maturities of held-to-maturity securities as of January 30, 2009 were in excess of three years and were $31.4 million at cost and $28.9 million at fair value, respectively.

For the Successor year ended January 30, 2009 and period ended February 1, 2008, and the Predecessor period ended July 6, 2007 and year ended February 2, 2007, gross realized gains and losses on the sales of available-for-sale securities were not material.  The cost of securities sold is based upon the specific identification method.

Merchandise inventories

Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method. Under the Company’s retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales at a department level.  Costs directly associated with warehousing and distribution are capitalized into inventory. The excess of current cost over LIFO cost was approximately $50.0 million at January 30, 2009 and $6.1 million at February 1, 2008. Current cost is determined using the retail first-in, first-out method.  The Company’s LIFO reserves were adjusted to zero at July 6, 2007 as a result of the Merger. The Successor recorded LIFO provisions of $43.9 million and $6.1 million during 2008 and 2007, respectively. The Predecessor recorded a LIFO credit of $1.5 million in 2006.

In 2008, the increased commodity cost pressures mainly related to food and pet products which have been driven by fruit and vegetable prices and rising freight costs.  Increases in petroleum, resin, metals, pulp and other raw material commodity driven costs also resulted in multiple product cost increases. The Company intends to address these commodity cost increases through negotiations with its vendors and by increasing retail prices as necessary.  On a quarterly basis, the Company estimates the annual impact of commodity cost fluctuations based upon the best available information at that point in time.

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

Impairment of long-lived assets

When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, other than goodwill, in relation to the operating performance and future cash flows or the appraised values of the underlying assets. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews for impairment stores open more than two years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. The Company’s estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s estimated fair value. The fair value is estimated based primarily upon estimated future cash flows (discounted at the Company’s credit adjusted risk-free rate) or other reasonable estimates of fair market value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.

The Company recorded impairment charges included in SG&A expense of approximately $4.0 million in 2008, $0.2 million in the 2007 Predecessor period and $9.4 million in 2006 to reduce the carrying value of certain of its stores’ assets as deemed necessary based on the Company’s evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in negative current and projected future cash flows at these locations. The majority of the 2006 charges were recorded pursuant to certain strategic initiatives discussed in Note 3.

Goodwill and other intangible assets

The Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment when indicators of impairment are present, based on undiscounted cash flows, and if impaired, written down to fair value based on either discounted cash flows or appraised values.

Goodwill and intangible assets with indefinite lives are tested for impairment annually or more frequently if indicators of impairment are present and written down to fair value as required. No impairment of intangible assets has been identified during any of the periods presented.

The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting unit based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts) and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill would require the Company to allocate the estimated fair value of its reporting unit to its assets and liabilities. Any unallocated fair value would represent the “implied fair value” of goodwill, which would be compared to its corresponding carrying value.

Other assets

Other assets consist primarily of long-term investments, qualifying prepaid expenses, debt issuance costs which are amortized over the life of the related obligations, and utility and security deposits. Such debt issuance costs increased substantially subsequent to the Merger as further discussed in Notes 2 and 6.

Vendor rebates

The Company accounts for all cash consideration received from vendors in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Cash consideration received from a vendor is generally presumed to be a rebate or an allowance and is accounted for as a reduction of merchandise purchase costs and classified as a current or long term liability, as applicable, until recognition in the statement of operations at the time the goods are sold. However, certain specific, incremental and otherwise qualifying SG&A expenses related to the promotion or sale of vendor products may be offset by cash consideration received from vendors, in accordance with arrangements such as cooperative advertising, when earned for dollar amounts up to but not exceeding actual incremental costs. The Company recognizes amounts received for cooperative advertising on performance, “first showing” or distribution, consistent with its policy for advertising expense in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, “Reporting on Advertising Costs.”

Rent expense

Rent expense is recognized over the term of the lease.  The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent.  Tenant allowances, to the extent received, are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease.  Any difference between the calculated expense and the amounts actually paid are reflected as a liability, with the current portion in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $7.7 million and $3.7 million at January 30, 2009 and February 1, 2008, respectively.

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable, in accordance with EITF Issue 98-9, “Accounting for Contingent Rent.” The amount expensed but not paid as of January 30, 2009 and February 1,

2008 was approximately $10.4 million and $8.3 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets (See Note 8).

In the normal course of business, based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Generally, for store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the date the store is closed in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated future liability associated with the rental obligation for certain store closures associated with the Merger were based on EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. Liabilities are reviewed periodically and adjusted when necessary.  The current portion of the closed store rent liability is reflected in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $13.2 million at January 30, 2009 and $20.2 million at February 1, 2008.

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

	Successor
(In thousands)	January 30, 2009	February 1, 2008
Compensation and benefits	$87,451	$60,720
Insurance	65,524	64,418
Taxes (other than taxes on income)	66,983	55,990
Other	155,087	119,828
	$375,045	$300,956

Other accrued expenses primarily include the current portion of liabilities for legal settlements, freight expense, contingent rent expense, interest, electricity, lease contract termination liabilities for closed stores, common area and other maintenance charges, store insurance liabilities and income tax related reserves.

Insurance liabilities

The Company retains a significant portion of risk for its workers’ compensation, employee health, general liability, property and automobile claim exposures.  Accordingly, provisions are made for the Company’s estimates of such risks.  The undiscounted future claim costs for the workers’ compensation, general liability, and health claim risks are derived using actuarial methods.  To the extent that subsequent claim costs vary from those estimates, future results of operations will be affected. Ashley River Insurance Company (or ARIC, as defined above), a South Carolina-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers’ compensation and non-property general liability exposures.  Pursuant to South Carolina insurance regulations, ARIC has cash and cash equivalents balances that may be limited for general corporate purposes, as further described above under “Investments in debt and equity securities.” ARIC currently insures no unrelated third-party risk.

As a result of the Merger, the Company recorded its assumed self-insurance reserves as of the Merger date at their present value in accordance with SFAS 141, “Business Combinations”, using a discount rate of 5.4%. The balance of the resulting discount was $11.7 million and $18.7 million at January 30, 2009 and February 1, 2008, respectively. Other than for reserves assumed in a business combination, the Company’s policy is to record self-insurance reserves on an undiscounted basis.

Other liabilities

Other non-current liabilities consist of the following:

	Successor
(In thousands)	January 30, 2009	February 1, 2008
Compensation and benefits	$8,399	$13,744
Insurance	139,410	123,276
Income tax related reserves	44,990	78,277
Derivatives	63,523	82,319
Other	32,966	22,098
	$289,288	$319,714

Other liabilities consist primarily of deferred rent, lease contract termination liabilities for closed stores, leasehold interests liabilities, and rebate obligations.

Fair value accounting

On February 2, 2008, the Company adopted components of SFAS No. 157, “Fair Value Measurements”.  The Company has not adopted SFAS 157 for nonfinancial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. Accordingly, the standard does not require any new fair value measurements of reported balances.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of January 30, 2009, the Company has assessed the significance of the impact of the CVAs on the overall valuation of its derivative positions and has determined that the CVAs are not significant to the overall valuation of its derivatives. Based on the Company's review of the CVAs by counterparty portfolio, the Company has determined that the CVAs are not significant to the overall portfolio valuations, as the CVAs are deemed to be immaterial in terms of basis points and are a very small percentage of the aggregate notional value.  Although some of the CVAs as a percentage of termination value appear to be more significant, primary emphasis was placed on a review of the CVA in basis points and the percentage of the notional value. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of January 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 30, 2009
Assets:
Trading securities (a)	8,703	-	-	8,703
Liabilities:
Derivative financial instruments (b)	-	63,523	-	63,523

(a)

Reflected in the consolidated balance sheet as Prepaid expenses and other current assets of $2,055 and Other assets, net of $6,648.

(b)

Reflected in the consolidated balance sheet as Other (noncurrent) liabilities.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of January 30, 2009.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values.  At January 30, 2009, the fair value of the Company’s debt, excluding capital lease obligations, was approximately $3.747 billion, or approximately $380.1 million less than the carrying values of the debt, compared to a fair value of $3.783 billion at February 1, 2008, or approximately $489.2 million less than the carrying value. The estimated fair value of the debt is based primarily on quoted prices for those or similar instruments.

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

The Company’s derivative financial instruments, in the form of interest rate swaps at January 30, 2009, are related to variable interest rate risk exposures associated with the Company’s long-term debt and were entered into in an attempt to manage that risk. The counterparties to the Company’s derivative agreements are all major international financial institutions. The Company continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties, however, there can be no assurance that such nonperformance will not occur.

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

The Company recognizes gift card sales revenue at the time of redemption.  The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards was approximately $1.5 million and $1.2 million at January 30, 2009 and February 1, 2008, respectively, and is recorded in Accrued expenses and other. Through January 30, 2009, the Company has not recorded any breakage income related to its gift card program.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected net of qualifying cooperative advertising funds provided by vendors in SG&A expenses. Advertising costs were $27.8 million, $23.6 million, $17.3 million and $45.0 million in 2008, the 2007 Successor and Predecessor periods, and 2006, respectively.  These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in-store signage, and costs associated with the sponsorships of certain automobile racing activities. Vendor funding for cooperative advertising offset reported expenses by $7.8 million, $6.6 million, $2.0 million and $7.9 million in 2008, the 2007 Successor and Predecessor periods, and 2006, respectively.

Capitalized interest

To assure that interest costs properly reflect only that portion relating to current operations, interest on borrowed funds during the construction of property and equipment is capitalized.  Interest costs capitalized were equal to zero in 2008 and the 2007 periods, and were approximately $2.9 million in 2006.

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

As discussed in Note 5, effective February 3, 2007 the Predecessor modified its method of accounting for income taxes in connection with the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (“FIN 48”). The adoption resulted in an $8.9 million decrease in retained earnings and a reclassification of certain amounts between deferred income taxes and other noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48. As of the date of adoption, the total reserve for uncertain tax benefits was $77.9 million. This reserve excludes the federal income tax benefit for the uncertain tax positions related to state income taxes, which is now included in deferred tax assets. As a result of the adoption of FIN 48, the reserve for interest expense related to income taxes was increased to $15.3 million and a reserve for potential penalties of $1.9 million related to uncertain income tax positions was recorded. As of the date of adoption, approximately $27.1 million of the reserve for uncertain tax positions would have impacted the Company’s effective income tax rate subsequently if the Company were to recognize the tax benefit for these positions.

Subsequent to the adoption of FIN 48, the Company has elected to record income tax related interest and penalties as a component of the provision for income tax expense.

Income tax reserves are determined using the methodology established by FIN 48.  FIN 48 requires companies to assess each income tax position taken using a two step process.  A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities.  If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.  Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation.  If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to the Company’s future financial results.

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

Accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008.  The Company plans to adopt SFAS 161 during the first quarter of 2009 and its impact is expected to be limited to the additional disclosures discussed above.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. The new standard establishes the requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest (formerly minority interest) in an acquiree; provides updated requirements for recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and provides updated disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed.  Unless a qualifying transaction is consummated subsequent to the effective date, the adoption of this standard on the Company’s financial statements is expected to be limited to any future Merger-related adjustments to uncertain tax positions that would, if subsequently recognized, impact results of operations rather than goodwill.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For non-financial assets and liabilities, the effective date has been delayed to fiscal years beginning after November 15, 2008. The Company adopted components of SFAS 157 in 2008 and currently expects to adopt the components of SFAS 157 relating to nonfinancial assets and liabilities during 2009. The Company is in the process of evaluating the potential impact of this standard on its consolidated financial statements.

Reclassifications

Certain reclassifications of the 2006 and 2007 amounts have been made to conform to the 2008 presentation.

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

The aggregate purchase price was approximately $7.1 billion, including direct costs of the Merger, and was funded primarily through debt financings as described more fully below in Note 6 and cash equity contributions from KKR, GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), Citi Private Equity, Wellington Management Company, LLP, CPP Investment Board (USRE II) Inc., and other equity co-investors (collectively, the “Investors”) of approximately $2.8 billion (553.4 million shares of new common stock, $0.50 par value per share, valued at $5.00 per share).  Also in connection with the Merger, certain of the Company’s management employees invested in and were issued new shares, representing less than 1% of the outstanding shares, in the Company.  Pursuant to the terms of the Merger Agreement, the former holders of the Predecessor’s common stock, par value $0.50 per share, received $22.00 per share, or approximately $6.9 billion, and all such shares were acquired as a result of the Merger. As of January 30, 2009 and February 1, 2008, there were approximately 556,227,947 and 555,481,897 shares of Company common stock outstanding, respectively, a portion of which is redeemable as further discussed below in Note 10.

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

The allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$349,615
Short-term investments	30,906
Merchandise inventories	1,368,130
Income taxes receivable	40,199
Deferred income taxes	57,176
Prepaid expenses and other current assets	63,204
Property and equipment, net	1,301,119
Goodwill	4,338,589
Intangible assets	1,396,612
Other assets, net	66,537
Current portion of long-term obligations	(7,088)
Accounts payable	(585,518)
Accrued expenses and other	(306,394)
Income taxes payable	(84)
Long-term obligations	(267,927)
Deferred income taxes	(540,675)
Other liabilities	(208,710)
Total purchase price assigned	$7,095,691

The purchase price allocation as of January 30, 2009 included approximately $4.34 billion of goodwill, none of which is expected to be deductible for tax purposes.  The goodwill balance at February 1, 2008 increased by $21.3 million over the balance immediately following the Merger, representing a refinement of the purchase price allocation related to the Merger. The goodwill balance at January 30, 2009 decreased $6.3 million from February 1, 2008 due to an adjustment to income tax contingencies as further discussed in Note 5. The purchase price allocation as of January 30, 2009 and February 1, 2008 also included approximately $1.4 billion of other intangible assets, as follows:

	As of January 30, 2009
(In thousands)	Estimated Useful Life	Amount	Accumulated Amortization	Net
Leasehold interests	2 to 17.5 years	$184,570	$64,020	$120,550
Internally developed software	3 years	12,300	6,492	5,808
		196,870	70,512	126,358
Trade names and trademarks	Indefinite	1,199,200	-	1,199,200
		$1,396,070	$70,512	$1,325,558

	As of February 1, 2008
(In thousands)	Estimated Useful Life	Amount	Accumulated Amortization	Net
Leasehold interests	2 to 17.5 years	$185,112	$23,663	$161,449
Internally developed software	3 years	12,300	2,392	9,908
		197,412	26,055	171,357
Trade names and trademarks	Indefinite	1,199,200	-	1,199,200
		$1,396,612	$26,055	$1,370,557

The Company recorded amortization expense related to amortizable intangible assets for 2008 and the 2007 Successor period of $45.0 million and $26.1 million, respectively, ($40.9 million and $23.7 million, respectively, of which is included in rent expense).

For intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2009 - $41.1 million, 2010 - $27.3 million, 2011 - $20.9 million, 2012 - $17.0 million, and 2013 - $12.0 million.

Fees and expenses related to the Merger totaled $102.6 million, principally consisting of investment banking fees, legal fees and stock compensation ($39.4 million as further discussed in Note 10), and are reflected in the 2007 results of operations.  Capitalized debt issuance costs as of the Merger date of $87.4 million for Merger-related financing were reflected in other long-term assets in the consolidated balance sheet.

The following represents the unaudited pro forma results of the Company’s consolidated operations as if the Merger had occurred on February 3, 2007 and February 4, 2006, respectively, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based on their estimated fair values and changes in interest expense resulting from changes in consolidated debt (in thousands):

(In thousands)	Year Ended February 1, 2008	Year ended February 2, 2007
Revenue	$9,495,246	$9,169,822
Net loss	(57,939)	(156,188)

The pro forma information does not purport to be indicative of what the Company’s results of operations would have been if the acquisition had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the Company’s future results of operations.

Subsequent to the announcement of the Merger Agreement, the Company and its directors, along with other parties, were named in seven putative class actions filed in Tennessee state courts alleging claims for breach of fiduciary duty arising out of the proposed Merger, all as described more fully under “Legal Proceedings” in Note 8 below.

3.

Strategic initiatives

During 2006, the Company began implementing certain strategic initiatives related to its historical inventory management and real estate strategies, as more fully described below.

Inventory management

In November 2006, the Company undertook an initiative to discontinue its historical inventory packaway model for virtually all merchandise by the end of fiscal 2007. Under the packaway model, certain unsold inventory items (primarily seasonal merchandise) were stored on-site and returned to the sales floor until the items were eventually sold, damaged or discarded. Through end-of-season and other markdowns, this initiative resulted in the elimination of seasonal, home products and basic clothing packaway merchandise to allow for increased levels of newer, current-season merchandise.  In connection with this strategic change, in the third quarter of 2006 the Company recorded a reserve for lower of cost or market inventory impairment estimates of $63.5 million and incurred higher markdowns and writedowns on inventory in the second half of 2006 and in 2007 than in comparable prior-year periods.  As a result of the Merger and in accordance with SFAS 141, the Company’s inventory balances, including the inventory associated with this strategic change, were adjusted to fair value and the related reserve was eliminated.

Exit and disposal activities

In November 2006, the Company decided to close, in addition to those stores that might be closed in the ordinary course of business, approximately 400 stores by the end of fiscal 2007, all of which were closed by February 1, 2008.  Additionally, in connection with the Merger, management approved and completed a plan to close an additional 60 stores prior to February 1, 2008.  The Company has recorded the following pre-tax costs associated with the closing of these approximately 460 stores (in millions):

	Total (a)	Incurred in 2006	Incurred in 2007	Merger Additions (b)	Incurred in 2008	Remaining
Lease contract termination costs (c)	$38.1	$5.7	$16.3	$12.3	$3.8	$-
One-time employee termination benefits	1.0	0.3	0.5	0.2	-	-
Other associated store closing costs	8.4	0.2	7.2	1.2	(0.2)	-
Inventory liquidation fees	4.4	1.6	2.8	-	-	-
Asset impairment & accelerated depreciation	12.8	8.3	3.6	0.9	-	-
Inventory markdowns below cost	8.3	6.7	0.9	0.7	-	-
Total	$73.0	$22.8	$31.3	$15.3	$3.6	$-

(a)

Reflects amounts as of January 30, 2009, which, in total, are $3.6 million greater than estimates as of February 1, 2008.

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

Liability balances related to exit activities discussed above are as follows (in millions):

	Balance, February 1, 2008	2008 Expenses (a)	2008 Payments and Other	Balance, January 30, 2009
Lease contract termination costs	$20.1	$3.8	$11.3	$12.6
Other associated store closing costs (b)	1.0	(0.2)	0.7	0.1
Total	$21.1	$3.6	$12.0	$12.7

(a)

2008 expenses associated with exit and disposal activities are included in selling, general and administrative (“SG&A”) expenses in the consolidated statement of operations.

(b)

Primarily represents store closing costs including removal of store fixtures.

4.

Property and equipment

Property and equipment is recorded at cost and summarized as follows:

(In thousands)	Successor
	January 30, 2009	February 1, 2008
Land and land improvements	$137,779	$137,539
Buildings	518,933	516,482
Leasehold improvements	117,846	87,343
Furniture, fixtures and equipment	781,425	645,376
Construction in progress	5,025	2,823
	1,561,008	1,389,563
Less accumulated depreciation and amortization	292,048	115,318
Net property and equipment	$1,268,960	$1,274,245

Depreciation expense related to property and equipment was approximately $190.5 million for 2008, $116.9 million for the 2007 Successor period, $83.5 million for the 2007 Predecessor period, and $199.6 million for 2006.  Amortization of capital lease assets is included in depreciation expense.

5.

Income taxes

The provision (benefit) for income taxes consists of the following:

	Successor		Predecessor
(In thousands)	2008	March 6, 2007 through February 1, 2008	February 3, 2007 through July 6, 2007	2006
Current:
Federal	$10,489	$(25,726)	$31,114	$101,919
Foreign	1,084	409	495	1,200
State	1,214	4,306	1,258	17,519
	12,787	(21,011)	32,867	120,638
Deferred:
Federal	64,403	22,157	(18,750)	(34,807)
Foreign	(3)	-	-	13
State	9,034	(2,921)	(2,124)	(3,424)
	73,434	19,236	(20,874)	(38,218)
	$86,221	$(1,775)	$11,993	$82,420

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

	Successor				Predecessor
(Dollars in thousands)	2008		March 6, 2007 through February 1, 2008		February 3, 2007 through July 6, 2007		2006
U.S. federal statutory rate on earnings before income taxes	$68,041	35.0%	$(2,308)	35.0%	$1,399	35.0%	$77,127	35.0%
State income taxes, net of federal income tax benefit	5,361	2.8	904	(13.7)	(1,135)	(28.4)	5,855	2.7
Jobs credits, net of federal income taxes	(9,149)	(4.7)	(3,022)	45.8	(2,227)	(55.7)	(5,008)	(2.3)
Increase (decrease) in valuation allowances	3,038	1.6	-	-	551	13.8	3,211	1.5
Income tax related interest expense, net of federal income tax benefit	(2,015)	(1.0)	2,738	(41.5)	(172)	(4.3)	-	-
Nondeductible Merger- related lawsuit settlement	18,130	9.3	-	-	-	-	-	-
Nondeductible transaction costs	-	-	-	-	13,501	337.9	-	-
Other, net	2,815	1.4	(87)	1.3	76	1.9	1,235	0.5
	$86,221	44.4%	$(1,775)	26.9%	$11,993	300.2%	$82,420	37.4%

The 2008 effective income tax rate is an expense of 44.4%.  This expense is greater than the expected U.S. statutory tax rate of 35% principally due to the non-deductibility of the settlement and related expenses associated with the Merger-related shareholder lawsuit.

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

The 2006 income tax rate was higher than the U.S. statutory rate of 35% principally due to state income taxes.

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(In thousands)	Successor
	January 30, 2009	February 1, 2008
Deferred tax assets:
Deferred compensation expense	$5,350	$6,254
Accrued expenses and other	4,815	4,379
Accrued rent	4,830	5,909
Accrued insurance	66,091	61,887
Accrued bonuses	23,016	100
Interest rate hedges	25,327	30,891
Tax benefit of FIN 48 income tax and interest reserves	11,859	16,209
Other	12,021	9,947
State tax net operating loss carryforwards, net of federal tax	9,252	10,342
State tax credit carryforwards, net of federal tax	13,545	8,727
	176,106	154,645
Less valuation allowances	(9,808)	(1,560)
Total deferred tax assets	166,298	153,085
Deferred tax liabilities:
Property and equipment	(156,591)	(108,675)
Inventories	(38,901)	(20,291)
Trademarks	(431,654)	(428,627)
Amortizable assets	(47,446)	(64,419)
Insurance related tax method change	(42,641)	-
Other	(566)	(501)
Total deferred tax liabilities	(717,799)	(622,513)
Net deferred tax liabilities	$(551,501)	$(469,428)

Net deferred tax liabilities are reflected separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred tax liabilities as recorded in the consolidated balance sheets:

(In thousands)	Successor
	January 30, 2009	February 1, 2008
Current deferred income tax assets, net	$4,600	$17,297
Noncurrent deferred income tax liabilities, net	(556,101)	(486,725)
Net deferred tax liabilities	$(551,501)	$(469,428)

The Company has state net operating loss carryforwards as of January 30, 2009 that total approximately $307.7 million which will expire in 2013 through 2028.  The Company also has state tax credit carryforwards of approximately $20.8 million that will expire beginning in 2009 through 2027.

The valuation allowance has been provided for federal capital losses and state tax credit carryforwards.  The 2008 increase of $8.2 million was recorded as income tax expense of $3.0 million and an adjustment to goodwill of $5.2 million.  The full amount of the change in the valuation allowance for the 2007 Successor period, a decrease of $4.2 million, was recorded as an adjustment to goodwill. The increase of $0.6 million in the Predecessor period ended July 6, 2007 and the increase of $3.2 million in 2006 were included in income tax expense for the respective periods.  Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

During 2008, goodwill recorded in connection with the Merger was reduced by $6.3 million principally as a result of the favorable settlement of uncertain income tax positions that existed at the time of the Merger.

The Predecessor adopted the provisions of FIN 48 effective February 3, 2007.  The adoption resulted in an $8.9 million decrease in retained earnings and a reclassification of certain amounts between deferred income taxes and other noncurrent liabilities to conform to the balance sheet presentation requirements of FIN 48.  As of the date of adoption, the total uncertain tax benefits were $77.9 million.  This amount excludes the federal income tax benefit for the uncertain tax positions related to state income taxes, which is included in deferred tax assets.  As a result of the adoption of FIN 48, the reserve for interest expense related to income taxes was increased to $15.3 million and a reserve for potential penalties of $1.9 million related to uncertain income tax positions was recorded.

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

As of January 30, 2009, the total uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $59.1 million, $11.3 million and $1.5 million, respectively, for a total of $71.9 million.  Of this amount, $20.8 million and $47.3 million are reflected in current liabilities as accrued expenses and other and in other noncurrent liabilities, respectively, in the consolidated balance sheet with the remaining $3.8 million reducing deferred tax assets related to net operating loss carry forwards.

As of February 1, 2008, the total uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $96.6 million, $19.7 million and $1.5 million, respectively, for a total of $117.8 million.  Of this amount, $23.2 million and $78.3 are reflected in current liabilities as accrued expenses and other and in other noncurrent liabilities, respectively, in the consolidated balance sheet with the remaining $16.3 million reducing deferred tax assets related to net operating loss carry forwards.

The change, from the date of adoption, through the end of the Predecessor period ended July 6, 2007 in the uncertain tax benefits, interest expense related to income taxes and potential income tax penalties that impacted the consolidated statement of operations was a net increase of $10.4 million and $0.2 million and a decrease of $0.4 million, respectively.  The change, from the end of the Predecessor period ended July 6, 2007, through the end of the Successor period ended February 1, 2008, in the uncertain tax benefits and interest expense related to income taxes that impacted the consolidated statement of operations was a net increase of $0.2 million and $4.2 million, respectively.   There was no change in the reserve for potential income tax penalties during the Successor period ended February 1, 2008.

During 2008, the Company included in its consolidated statement of operations a net increase of $0.8 million, a net decrease of $1.0 million and a net increase of $0.3 million related to uncertain tax benefits, interest expense related to income taxes and potential tax penalties, respectively. The net decrease in interest expense related to uncertain tax positions is due to the reduction during 2008 in amounts previously accrued related to uncertain tax positions.

The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $33.6 million in the coming twelve months principally as a result of the settlement of currently ongoing state income tax examinations and the anticipated filing of an income tax accounting method change request that is expected to resolve certain uncertainties related to accounting methods employed by the Company.  The reasonably possible change of $33.6 million is included in both current liabilities ($20.1 million) and other noncurrent liabilities ($13.5 million) in the consolidated balance sheet as of January 30, 2009. Also, as of January 30, 2009, approximately $23.9 million of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

A reconciliation of the uncertain income tax positions from February 3, 2007 (the date of adoption) through January 30, 2009 is as follows:

(In thousands)
Balance as of February 3, 2007	$77,864
Increases – tax positions taken in the current year	19,568
Increases – tax positions taken in prior years	1,149
Decrease – tax positions taken in prior years	(9)
Statute expirations	(185)
Settlements	(1,787)

Balance as of February 1, 2008	$96,600

Increases – tax positions taken in the current year	25,977
Decrease – tax positions taken in the current year	(2,250)
Increases – tax positions taken in prior years	3,271
Decrease – tax positions taken in prior years	(58,607)
Statute expirations	(1,955)
Settlements	(3,979)

Balance as of January 30, 2009	$59,057

6.

Current and long-term obligations

Current and long-term obligations consist of the following:

	Successor
(In thousands)	January 30, 2009	February 1, 2008
Senior secured term loan facility	$2,300,000	$2,300,000
Senior secured asset-based revolving credit facility	-	102,500
10 5/8% Senior Notes due July 15, 2015, net of discount of $20,033 and $22,083, respectively	1,154,967	1,152,917
11 7/8/12 5/8% Senior Subordinated Notes due July 15, 2017	655,891	700,000
8 5/8% Notes due June 15, 2010	1,822	1,822
Capital lease obligations	9,939	10,268
Tax increment financing due February 1, 2035	14,495	14,495
	4,137,114	4,282,002
Less: current portion	(14,158)	(3,246)
Long-term portion	$4,122,956	$4,278,756

On July 6, 2007, the Company entered into two senior secured credit agreements (the “Credit Facilities”).  The Credit Facilities provide financing of $3.425 billion, consisting of $2.3 billion in a senior secured term loan facility which matures on July 6, 2014, and a senior secured asset-based revolving credit facility of up to $1.125 billion, subject to borrowing base availability, which matures on July 6, 2013.

Under the Credit Facilities, the Company has the right at any time to request up to $325.0 million of incremental commitments under one or more incremental term loan facilities and/or asset-based revolving credit facilities, subject to certain conditions and subject to the lender’s desire to extend the incremental facilities.

The amount available under the senior secured asset-based revolving credit facility (including up to $350.0 million for letters of credit) may not exceed the borrowing base (consisting of specified percentages of eligible inventory and credit card receivables less any applicable availability reserves).  The senior secured asset-based revolving credit facility includes a $1.0 billion tranche and a $125.0 million (“last out”) tranche.  Repayments of the senior secured asset-based revolving credit facility will be applied to the $125.0 million tranche only after all other tranches have been fully paid down.  As of January 30, 2009 and February 1, 2008, the Company had outstanding borrowings of $0 and $102.5 million, respectively, under the “last out” tranche.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate).  The applicable margin for borrowings is (i) under the term loan facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) as of January 30, 2009 and February 1, 2008, respectively, under the asset-based revolving credit facility (except in the last out tranche described above), 1.25% and 1.50% for LIBOR borrowings; 0.25% and 0.50% for base-rate borrowings and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings.  The applicable margins for borrowings under the asset-based revolving credit facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the asset-based revolving credit facility.

As of February 1, 2008, the average interest rate for borrowings under the revolving credit facility was 6.35%.  The interest rate for borrowings under the term loan facility was 3.44% and 6.22% (without giving effect to the interest rate swaps discussed in Note 7) as of January 30, 2009 and February 1, 2008, respectively.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the asset-based revolving credit facility for any unutilized commitments.  The commitment fee rate is 0.375% per annum.  The commitment fee rate will be reduced (except with regard to the last out tranche) to 0.25% per annum at any time that the unutilized commitments under the asset-based credit facility are equal to or less than 50% of the aggregate commitments under the asset-based revolving credit facility.  The Company also must pay customary letter of credit fees.

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

All obligations under the Credit Facilities are unconditionally guaranteed by substantially all of the Company’s existing and future domestic subsidiaries (excluding certain immaterial subsidiaries and certain subsidiaries designated by the Company under the Credit Facilities as “unrestricted subsidiaries”).

All obligations and guarantees of those obligations under the term loan credit facility are secured by, subject to certain exceptions, a second-priority security interest in all existing and after-acquired inventory and accounts receivable; a first priority security interest in substantially all of the Company’s and the guarantors’ tangible and intangible assets (other than the inventory and accounts receivable collateral); and a first-priority pledge of the capital stock held by the Company.  All obligations under the asset-based revolving credit facility are secured by all existing and after-acquired inventory and accounts receivable, subject to certain exceptions.

The Credit Facilities contain certain covenants, including, among other things, covenants that limit the Company’s ability to incur additional indebtedness, sell assets, incur additional liens, pay dividends, make investments or acquisitions, or repay certain indebtedness.

For the year ended January 30, 2009, the Company had borrowings of $0 and repayments of $102.5 million, and for the 2007 Successor period the Company had borrowings of $1.522 billion and repayments of $1.420 billion, under the asset based revolving credit facility. For the year ended February 2, 2007, the Company had borrowings of $2.013 billion and repayments of $2.013 billion, under a prior revolving credit facility. As of January 30, 2009 and February 1, 2008, respectively, the Company had $0 and $102.5 million in borrowings, $51.0 million and

$28.8 million of commercial letters of credit, and $83.7 million and $69.2 million of standby letters of credit outstanding under the asset-based revolving credit facility, with excess availability under that facility of $932.8 million and $769.2 million.  As of January 30, 2009 and February 1, 2008, the Company had $2.3 billion outstanding under the term loan facility.

In addition, on July 6, 2007, in conjunction with the Merger, the Company issued $1.175 billion aggregate principal amount of 10.625% senior notes due 2015 (the “senior notes”) which were issued net of a discount of $23.2 million and which mature on July 15, 2015 pursuant to an indenture, dated as of July 6, 2007 (the “senior indenture”), and $725 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “senior subordinated notes”), which mature on July 15, 2017, pursuant to an indenture, dated as of July 6, 2007 (the “senior subordinated indenture”).  The senior notes and the senior subordinated notes are collectively referred to herein as the “notes”.  The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures”.

Interest on the notes is payable on January 15 and July 15 of each year, beginning January 15, 2008.  Interest on the senior notes is payable in cash.  Cash interest on the senior subordinated notes will accrue at a rate of 11.875% per annum and PIK interest (as that term is defined below) will accrue at a rate of 12.625% per annum.  For certain interest periods, the Company may elect to pay interest on the senior subordinated notes by increasing the principal amount of the senior subordinated notes or issuing new senior subordinated notes (“PIK interest”).

The notes are fully and unconditionally guaranteed by each of the existing and future direct or indirect wholly owned domestic subsidiaries that guarantee the obligations under the Company’s Credit Facilities.

The Company may redeem some or all of the notes at any time at redemption prices described or set forth in the indentures. In January 2009 and January 2008, the Company repurchased $44.1 million and $25.0 million, respectively, of the 11.875%/12.625% senior subordinated toggle notes due 2017, resulting in pretax gains of $3.8 million and $4.9 million, respectively.

The indentures contain certain covenants, including, among other things, covenants that limit the Company’s ability to incur additional indebtedness, create liens, sell assets, enter into transactions with affiliates, or consolidate or dispose of all of its assets.

Scheduled debt maturities for the Company’s fiscal years listed below are as follows (in thousands): 2009 - $14,158; 2010 - $26,415; 2011 - $23,779; 2012 - $23,272; 2013 - $23,292 thereafter - $4,046,132.

On July 6, 2007, immediately after the completion of the Merger, the Company completed a cash tender offer to purchase any and all of its $200 million principal amount of 8 5/8% Notes due June 2010 (the “2010 Notes”).  Approximately 99% of the 2010 Notes were validly tendered and accepted for payment.  The tender offer included a consent payment equal to 3% of the par value of the 2010 Notes, and such payments along with associated settlement costs totaling $6.2 million were paid and reflected as Other (income) expense in the 2007

Successor period presented.  Additionally, because the Company received the requisite consents to the proposed amendments to the indenture pursuant to which the 2010 Notes were issued, a supplemental indenture to effect such amendments was executed and delivered.  The amendments, which eliminated substantially all of the restrictive covenants contained in the indenture, became operative upon the purchase of the tendered 2010 Notes.

7.

Derivative financial instruments

The Company uses interest rate swaps to manage its interest rate risk. In April 2007, Buck entered into interest rate swaps, contingent upon the completion of the Merger, on a portion of the loans anticipated to result from the Merger. These swaps were designated as cash flow hedges on October 12, 2007. As a result of these swaps, the Company is paying an all-in fixed interest rate of 7.68% on a notional amount equal to $866.7 million as of January 30, 2009. The notional amount of these swaps amortizes on a quarterly basis through July 31, 2012. Unrealized losses of $3.7 million for the 2007 Successor period are included in Other (income) expense in the consolidated statements of operations, reflecting the changes in fair value of these swaps prior to their designation as qualifying cash flow hedging relationships in October 2007, which were offset by earnings under the contractual provisions of the swaps of $1.7 million during the same time period.

In October 2008 the Company terminated one of the interest rate swaps entered into by Buck in April 2007 with a notional amount equal to $486.7 million as of the date of termination. The termination was the result of the bankruptcy declaration by the counterparty to the swap and this technical default gave the Company the right to terminate the derivative contract.  The Company subsequently cash settled the swap in November 2008 for approximately $7.6 million, including interest accrued to the date of termination.

The estimated fair value of the Company’s terminated interest rate swap was a liability of approximately $5.0 million as of October 30, 2008 (the termination date). Based on various factors, the Company concluded that the hedge was expected to be highly effective at achieving offsetting cash flows attributable to the hedged risk, and has therefore applied hedge accounting for this interest rate swap through the termination date.

Upon termination, the Company performed the final effectiveness test, and the amount related to the gains and losses since the hedge designation date of approximately $3.7 million (after adjusting for the termination) remained in Accumulated other comprehensive loss at the termination date. Such amount is being reclassified into earnings as interest expense over the term of the original swap as the hedged forecasted transactions impact earnings and this expense is expected to be approximately $1.4 million in 2009.

In February and December 2008, the Company entered into additional interest rate swaps, each of which were designated as cash flow hedges at inception. At January 30, 2009, the Company is paying all-in fixed interest rates of 5.58% and 5.06% on notional amounts of $350.0 million and $475.0 million, respectively, pursuant to the February 2008 and December 2008 swaps. The notional amount of the February 2008 swap reduces to $150.0 million in February

2009 and matures in February 2010. The December 2008 swap amortizes to a notional amount of $300.0 million upon its maturity in January 2013.

As of January 30, 2009 and February 1, 2008, the fair value of the Company’s interest rate swaps of $(63.5) million and $(82.3) million was recorded in non-current Other liabilities on the consolidated balance sheets. For the year ended January 30, 2009, the effective portion of the change in fair value of the swaps of $14.2 million was recorded in Accumulated other comprehensive loss, a separate component of equity, offset by related income taxes of $4.5 million. From the date the swaps were designated as hedges to February 1, 2008, the effective portion of the change in fair value of the swaps of ($78.6) million was recorded in Accumulated other comprehensive loss, offset by related income taxes of $29.5 million. The Company also recorded expense in Other (income) expense in the consolidated statements of operations related to hedge ineffectiveness of $1.0 million and $0.4 million during 2008 and the 2007 Successor period, respectively.

In February 2009, the Company entered into a contract to hedge approximately 50% of its anticipated 2009 fuel usage related to the transportation of merchandise. Such contract is not expected to qualify for hedge accounting treatment, and as a result, gains or losses under this contract will be recorded in Other (gains) losses in the consolidated statement of operations.

8.

Commitments and contingencies

Leases

As of January 30, 2009, the Company was committed under capital and operating lease agreements and financing obligations for most of its retail stores, three of its DCs, and certain of its furniture, fixtures and equipment.  The majority of the Company’s stores are subject to short-term leases (usually with initial or current terms of three to five years), often with multiple renewal options.  The Company also has stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10 years with multiple renewal options. Approximately 42% of the stores have provisions for contingent rentals based upon a percentage of defined sales volume.  Certain leases contain restrictive covenants.  As of January 30, 2009, the Company is not aware of any material violations of such covenants.

The Merger and certain of the related financing transactions may be interpreted as giving rise to certain trigger events (which may include events of default) under leases for three of the Company’s distribution centers (“DCs”). The Company does not believe such an interpretation would be appropriate under the terms of the leases. During the 2007 Successor period, the Company concluded that a probable loss existed in connection with the restructurings and accrued SG&A expenses totaling $12.0 million in the Successor statement of operations for the period ended February 1, 2008. As of January 30, 2009, $7.0 million of such amount has been paid. The Company believes that it has negotiated with the property owners proposed lease terms that would be implemented if the owners were to refinance or sell the property and that the resolution of these negotiations is primarily dependent on conditions in the real estate and financial markets. The Company’s current position is that any remaining potential loss on the resolution of these matters would currently be properly characterized as reasonably possible rather than probable and has therefore reversed the remaining $5.0 million of SG&A expenses related to the leases during the year ended January 30, 2009. However, the possibility remains that the ultimate resolution of these matters could require the Company to make a significant cash investment to purchase these DCs.

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

In August 2007, the Company purchased a secured promissory note (the “Ardmore Note”) from Principal Life Insurance Company, which had a face value of $34.3 million at the date of purchase and approximated the remaining financing obligation. The Ardmore Note represents debt issued by the third party entity from which the Company leases the Ardmore DC. The Ardmore Note is being accounted for as a “held to maturity” debt security in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (see Note 1). However, by acquiring the Ardmore Note, the Company holds the debt instrument pertaining to its lease financing obligation and, because a legal right of offset exists, is accounting for the acquired Ardmore Note as a reduction of its outstanding financing obligations in its consolidated balance sheets as of January 30, 2009 and February 1, 2008 in accordance with the provisions of FASB Interpretation 39, “Offsetting of Amounts Related to Certain Contracts – An Interpretation of APB Opinion 10 and FASB Statement 105.”

In May 2003, the Company purchased two secured promissory notes (the “South Boston Notes”) from Principal Life Insurance Company totaling $49.6 million. The South Boston Notes represented debt issued by the third party entity from which the Company leased the South Boston DC. In June 2006, the Company acquired the third party entity, which owned legal title to the South Boston DC assets and had issued the related debt in connection with the original financing transaction. There was no material gain or loss recognized as a result of this transaction. Based on the Company’s ownership of the third party entity at January 30, 2009, the financing obligation and South Boston Notes are eliminated in the Company’s consolidated financial statements.

Future minimum payments as of January 30, 2009 for capital and operating leases are as follows:

(In thousands)	Capital Leases	Operating Leases
2010	$3,144	$358,367
2011	2,097	308,503
2012	1,128	260,502
2013	599	211,049
2014	599	160,917
Thereafter	5,877	372,597

Total minimum payments	13,444	$1,671,935
Less: imputed interest	(3,505)
Present value of net minimum lease payments	9,939
Less: current portion, net	(2,658)
Long-term portion	$7,281

Capital leases were discounted at an effective interest rate of approximately 5.4% at January 30, 2009.  The gross amount of property and equipment recorded under capital leases and financing obligations at January 30, 2009 and February 1, 2008, was $34.8 million and $33.5 million, respectively.  Accumulated depreciation on property and equipment under capital leases and financing obligations at January 30, 2009 and February 1, 2008, was $5.3 million and $2.7 million, respectively.

Rent expense under all operating leases is as follows:

	Successor		Predecessor
(In thousands)	2008	March 6, 2007 through February 1, 2008	February 3, 2007 through July 6, 2007	2006
Minimum rentals (a)	$370,827	$205,672	$143,188	$327,911
Contingent rentals	18,796	8,780	6,964	16,029
	$389,623	$214,452	$150,152	$343,940

(a)

Excludes net contract termination costs of $2.5 million, $2.4 million, $19.1 million, and $5.7 million for the Successor periods ended January 30, 2009 and February 1, 2008 and the Predecessor periods ended July 6, 2007 and February 2, 2007, respectively.  These expenses were recorded in association with the closing of stores associated with strategic initiatives as further discussed in Note 3. Also excludes amortization of leasehold interests of $40.9 million and $23.7 million included in rent expense for the Successor periods ended January 30, 2009 and February 1, 2008.

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

On May 30, 2007, the court stayed all proceedings in the case, including the sending of the Notice, to evaluate, among other things, certain appeals pending in the Eleventh Circuit involving claims similar to those raised in this action. That stay was extended through May 15, 2009. During the stay, the statute of limitations has been tolled for potential class members. If the court ultimately permits Notice to issue, the Company will have an opportunity at the close of the discovery period to seek decertification of the class, and the Company expects to file such a motion if necessary.

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

On July 9, 2007, the plaintiffs filed a motion in which they asked the court to approve the issuance of notice to a class of current and former female store managers under the Equal Pay Act. The Company opposed plaintiffs’ motion. On November 30, 2007, the court conditionally certified a nationwide class of females under the Equal Pay Act who worked for Dollar General as store managers between November 30, 2004 and November 30, 2007. The notice was issued on January 11, 2008, and persons to whom the notice was sent were required to opt into the suit by March 11, 2008. Approximately 2,100 individuals have opted into the lawsuit.  The Company will have an opportunity at the close of the discovery period to seek decertification of the Equal Pay Act class, and the Company expects to file such motion.

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

On December 4, 2008, a complaint was filed in the United States District Court for the Western District of Tennessee (Tressa Holt, et al v. Dollar General Corporation, et al., Case No.1:08-cv-01298 JDB) in which the plaintiff, on behalf of herself and a putative class of non-exempt store employees, alleges that the Company violated the Fair Labor Standards Act by failing to pay for all hours worked, including overtime hours. At this time, it is not possible to predict whether the court will permit this action to proceed collectively.  However, the Company believes that this action is not appropriate for collective treatment and that the Company’s wage and hour policies and practices comply with the FLSA. The Company plans to vigorously defend this action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise, and, if it is not successful, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

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

On November 24, 2008, all defendants, including the Company, reached an agreement in principle to settle this lawsuit, subject to final documentation and court approval. The Company determined that the agreement would be in the best interest of the Company to avoid costly and time consuming litigation. Based on the agreement in principle, the Company recorded a charge of approximately $34.5 million in the third quarter of 2008 in connection with the proposed settlement, net of anticipated insurance proceeds of $7.5 million. In the fourth quarter, the Company ultimately collected $10 million in insurance proceeds ($2.5 million more than the anticipated amount), and on February 2, 2009, the Company funded the settlement. On February 11, 2009, the court approved the terms of the settlement. The additional $2.5 million in insurance proceeds received in the fourth quarter of 2008 has been recorded as a reduction of Litigation settlement and related costs, net in the 2008 statement of operations. Additional adjustments, not expected to be material, may be made to the estimated additional legal fees and costs.

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

Other

In August of 2008, the Consumer Product Safety Improvement Act of 2008 was signed into law.  The new law addresses, among other things, the permissible levels of lead and listed phthalates in certain products.  The first tier of new standards for permissible levels of lead and phthalates became effective in February 2009; the second tier is effective in August 2009. To ensure compliance, the Company undertook a process during the fourth quarter of 2008 to identify, mark down and cease the sale of any remaining inventory that would be impacted by the new law. The effect of these markdowns resulted in a 2008 charge of $8.6 million included in Cost of goods sold in the consolidated statement of operations. The Company is continuing to evaluate its inventory for the next implementation phase of the new law, but does not currently expect the impact of this process to be material to its financial statements. Until the process is complete, however, the Company cannot definitely rule out that possibility.

9.

Benefit plans

The Dollar General Corporation 401(k) Savings and Retirement Plan, which became effective on January 1, 1998, is a safe harbor defined contribution plan and is subject to the Employee Retirement and Income Security Act (“ERISA”).

Participants are permitted to contribute between 1% and 25% of their pre-tax annual eligible compensation as defined in the 401(k) plan document, subject to certain limitations under the Internal Revenue Code.  Employees who are over age 50 are permitted to contribute additional amounts on a pre-tax basis under the catch-up provision of the 401(k) plan subject to Internal Revenue Code limitations. The Company currently matches employee contributions, including catch-up contributions, at a rate of 100% of employee contributions up to 5% of annual eligible salary, after an employee has been employed for one year and has completed a minimum of 1,000 hours of service.

A participant’s right to claim a distribution of his or her account balance is dependent on ERISA guidelines and Internal Revenue Service regulations. All active employees are fully vested in all contributions to the 401(k) plan. During 2008, the 2007 Successor and Predecessor periods, and 2006, the Company expensed approximately $8.0 million, $3.0 million, $4.3 million, and $6.4 million, respectively, for matching contributions. The Merger did not significantly impact the comparability of such expense amounts between periods.

The Company also has a nonqualified supplemental retirement plan (“SERP”) and compensation deferral plan (“CDP”), called the Dollar General Corporation CDP/SERP Plan, for a select group of management and highly compensated employees.  The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and job grade.  Under the CDP, participants may defer up to 65% of base pay and up to 100% of bonus pay. An employee may be designated for participation in one or both of the plans, according to the eligibility requirements of the plans. The Company matches base pay deferrals at a rate of 100% of base pay deferral, up to 5% of annual salary, with annual salary offset by the amount of match-eligible salary in the 401(k) plan. All participants are 100% vested in their CDP accounts.

Effective May 22, 2008, CDP eligibility changed as follows: to be eligible for CDP salary deferrals, individuals must earn compensation in excess of the IRS limit under IRC 401(a)(17) and to be eligible for CDP bonus deferrals, individuals must earn compensation in excess of the IRS highly compensated limit under Section 414(q)(1)(B). Also, effective May 28, 2008, SERP eligibility was frozen and management or highly compensated employees hired on or after that date are not eligible for SERP participation.

As a result of the Merger which constituted a “change in control” under the CDP/SERP Plan, all previously unvested amounts under the SERP vested on July 6, 2007.  For newly eligible SERP participants after July 6, 2007, the SERP accounts vest at the earlier of the participant’s attainment of age 50 or the participant’s being credited with 10 or more “years of service”, upon termination of employment due to death or “total and permanent disability” or upon a “change in control”, all as defined in the CDP/SERP Plan.  The Company incurred compensation expense for these plans of approximately $1.2 million in 2008, $0.3 million in the 2007 Successor period, $0.5 million in the 2007 Predecessor period, and $0.8 million in 2006.

The CDP/SERP Plan assets are invested at the option of the participant in an account that mirrors the performance of a fund or funds selected by the Company’s Compensation Committee or its delegate (the “Mutual Fund Options”) or, prior to the Merger, in an account that mirrored the performance of the Company’s common stock (the “Common Stock Option”).  Effective August 2, 2008, the deemed fund options under the CDP/SERP Plan were changed to mirror the same fund options offered under the 401(k) plan. A participant’s CDP and SERP account balances will be paid in accordance with the participant’s election by (a) lump sum, (b) monthly installments over a 5, 10 or 15 year period or (c) a combination of lump sum and installments.  The vested amount will be payable at the time designated by the plan upon the participant’s termination of employment or retirement, except that participants may elect to receive an in-service distribution or an “unforeseeable emergency hardship” distribution of vested amounts credited to the CDP account. Account balances deemed to be invested in the Mutual Fund Options are payable in cash and, prior to the Merger, account balances deemed to be invested in the Common Stock Option were payable in shares of Dollar General common stock and cash in lieu of fractional shares.

As a result of the Merger, the CDP/SERP Plan liabilities as of the Merger date were fully funded into an irrevocable rabbi trust. All account balances deemed to be invested in the Common Stock Option were liquidated at a value of $22.00 per share and the proceeds were transferred to an existing Mutual Fund Option within the Plan.

Asset balances in the Mutual Funds Option are stated at fair market value, which is based on quoted market prices. The current portion of these balances is included in Prepaid expenses and other current assets and the long term portion is included in Other assets, net in the consolidated balance sheets. In accordance with EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” the Company’s stock was recorded at historical cost and included in Other shareholders’ equity, prior to the Merger. Also, prior to the Merger, the deferred compensation liability related to the Company stock for active plan participants was included in shareholders’ equity and subsequent changes to the fair value of the obligation were not recognized, in accordance with the provisions of EITF 97-14. However, as a result of the Merger, Company stock is no longer an available option to Plan participants. The deferred compensation liability related to the Mutual Funds Option is recorded at the fair value of the investment options as chosen by the participants. The current portion of these balances is included in Accrued expenses and other and the long term portion is included in Other liabilities in the consolidated balance sheets.

Through January 2008, the Company sponsored a supplemental executive retirement plan for the Chief Executive Officer (called the Supplemental Executive Retirement Plan for David A. Perdue) and accounted for the plan in accordance with SFAS 158. As a result of the Merger, which constituted a change in control under the terms of this plan and the grantor trust agreement, and Mr. Perdue’s subsequent resignation, Mr. Perdue became 100% vested. A deposit of approximately $6.2 million was made to the trust representing Mr. Perdue’s lump sum vested benefit and accumulated interest, which amount was paid to Mr. Perdue on January 7, 2008, effectively terminating the plan.

Prior to the Merger, non-employee directors could defer all or a part of any fees normally paid by the Company to a voluntary nonqualified compensation deferral plan. The compensation eligible for deferral included the annual retainer, meeting and other fees, as well as any per diem compensation for special assignments, earned by a director for his or her service to the Company’s Board of Directors or one of its committees. The deferred compensation was credited to a liability account, which was then invested at the option of the director, in deemed investments which mirrored either the Mutual Fund Options or the Common Stock Option and the deferred compensation was to be paid in accordance with the director’s election. All deferred compensation was immediately due and payable upon a “change in control” of the Company, as defined by the Plan. As a result of the Merger, which constituted a change in control under the Plan, all accounts held in the Deferred Compensation Plan for Non-Employee Directors were distributed.

10.

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

On July 6, 2007, the Company’s Board of Directors adopted the 2007 Stock Incentive Plan for Key Employees, which Plan was subsequently amended (as so amended, the “Plan”).  The Plan provides for the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates.  The number of shares of Company common stock authorized for grant under the Plan is 27.5 million, 24 million of which may be granted in the form of stock options. As of January 30, 2009, 4,154,826 of such shares are available for future grants, including 2,913,210 shares which may be granted in the form of stock options.

During the 2008 and the 2007 Successor period, the Company granted options that vest solely upon the continued employment of the recipient (“Time Options”) as well as options that vest upon the achievement of predetermined annual or cumulative financial-based targets (“Performance Options”).  According to the award terms, 20% of the Time Options and Performance Options generally vest annually over a five-year period. In the event the performance target is not achieved in any given period, such options for that period will subsequently vest upon the achievement of a cumulative performance target.  Vesting of the Time Options and Performance Options is also subject to acceleration in the event of an earlier change in control or public offering.  Each of these options, whether Time Options or Performance Options have a contractual term of 10 years and an exercise price equal to the fair value of the stock on the date of grant.

Both the Time Options and the Performance Options are subject to various provisions set forth in a management stockholder’s agreement entered into with each option holder by which the Company may require the employee, upon termination, to sell to the Company any vested options or shares received upon exercise of the Time Options or Performance Options at amounts that differ based upon the reason for the termination. In particular, in the event that the employee resigns “without good reason” (as defined in the management stockholder’s agreement), then any options whether or not then exercisable are forfeited and any shares received upon prior exercise of such options are callable at the Company’s option at an amount equal to the lesser of fair value or the amount paid for the shares (i.e. the exercise price).  In such cases, because the employee would not benefit in any share appreciation over the exercise price, for accounting purposes, under SFAS 123(R) such options are not considered vested until the expiration of the Company’s call option, which is generally five years subsequent to the date of grant.  Accordingly, all references to the vesting provisions or vested status of the options discussed in this note give effect to the vesting pursuant to the provisions of SFAS 123(R) and may differ from descriptions of the vesting status of the Time Options and Performance Options located elsewhere in the Company’s Annual Report on Form 10-K.

Each of the Company’s management-owned shares, Rollover Options, and vested new options include certain provisions by which the holder of such shares, Rollover Options, or vested new options may require the Company to repurchase such instruments in limited circumstances.  Specifically, each such instrument is subject to a repurchase right for a period of 365 days after termination due to the death or disability of the holder of the instrument that occurs generally within five years from the date of grant.  In such circumstances, the holder of such instruments may require the Company to repurchase any shares at the fair market value of such shares and any Rollover Options or vested new options at a price equal to the intrinsic value of such Rollover or vested new options.  Because the Company does not have control over the circumstances in which it may be required to repurchase the outstanding shares or Rollover Options, such shares and Rollover Options, valued at $9.7 million and $4.2 million, respectively, at January 30, 2009, and at $6.0 million and $3.2 million, respectively, at February 1, 2008 have been classified as Redeemable common stock in the accompanying consolidated balance sheets as of these dates.  The values of these equity instruments are based upon the fair value and intrinsic value of the underlying stock and Rollover Options at the date of issuance. Because redemption of such shares is uncertain, such shares are not subject to re-measurement until their redemption becomes probable.

In addition to the repurchase rights upon death or disability that are common to all management held shares, Rollover Options, and vested new options, the management stockholder’s agreement which the Company entered into with certain executive officers provided such officers with an additional repurchase right in the event their employment terminated for any reason prior to the expiration of this repurchase right on July 21, 2008.  Such executive officers could have required the Company to repurchase their outstanding shares and Rollover Options at a price of $5 per share in the case of shares and the difference in $5 per share and the exercise price of any Rollover Options that they hold.  This repurchase right existed for a period of 365 days following termination of employment within the required timeframe.  As noted above, each of the shares, whether held by general members of management or executive officers, has been classified within Redeemable common stock on the accompanying consolidated balance sheet as of January 30, 2009 and February 1, 2008.  In the case of the Rollover Options held by the executive officers, however, the additional repurchase rights in the event of termination of employment prior to July 21, 2008 were considered within the control of the employee, and as such, $3.6 million (representing the fixed repurchase price) related to such Rollover Options were classified in Other (noncurrent) liabilities in the accompanying consolidated balance sheet at February 1, 2008 pursuant to SFAS 123(R).

Subsequent to the Merger, the Company’s Board of Directors adopted an Equity Appreciation Rights Plan (the “Rights Plan”).  The Rights Plan provides for the granting of equity appreciation rights to nonexecutive managerial employees.  Through January 30, 2009, 1,050,674 equity appreciation rights had been granted, 50,237 of such rights had been cancelled and 1,000,437 of such rights remain outstanding. The vesting of such rights is based upon continued employment and either a change in control of the Company or a qualified public offering as defined in the Rights Plan. Through January 30, 2009, no compensation expense related to the Rights Plan had been recognized based primarily on the uncertainty of the vesting events.

For the year ended January 30, 2009, the fair value method of SFAS 123(R) resulted in share-based compensation expense and a corresponding reduction in net income before income taxes in the amount of $10.0 million ($6.1 million net of tax) of which $8.9 million ($5.4 million net of tax) was related to stock options and $1.1 million ($0.7 million net of tax) was related to restricted stock as discussed below.

The 2007 Successor statement of operations reflects share-based compensation expense (a component of SG&A expenses) under the fair value method of SFAS 123(R) for outstanding share-based awards and a corresponding reduction of pre-tax income in the amount of $3.8 million ($2.4 million net of tax).

The Company recognized $45.4 million of share-based compensation expense in the 2007 Predecessor statement of operations ($28.5 million net of tax), including $6.0 million of  compensation expense prior to the Merger included in SG&A expenses comprised of $2.3 million for stock options and $3.7 million for restricted stock and restricted stock units. The remaining $39.4 million of such expense related directly to the Merger is reflected in Transaction and related costs in the consolidated statement of operations for the Predecessor period ended July 6, 2007, for the accelerated vesting of stock options ($18.7 million) and restricted stock and restricted stock units ($20.7 million).

For the year ended February 2, 2007, the fair value method of SFAS 123(R) resulted in additional share-based compensation expense and a corresponding reduction in net income before income taxes in the amount of $3.6 million ($2.2 million net of tax).

The fair value of each option grant is separately estimated by applying the Black-Scholes-Merton option pricing valuation model. The weighted average for key assumptions used in determining the fair value of options granted in the year ended January 30, 2009, the Successor period ended February 1, 2008, the Predecessor period ended July 6, 2007 and the year ended February 2, 2007, and a summary of the methodology applied to develop each assumption, are as follows:

	Successor Period Ended		Predecessor Period Ended
	January 30, 2009	February 1, 2008	July 6, 2007	February 2, 2007
Expected dividend yield	0%	0%	0.91%	0.82%
Expected stock price volatility	40.2%	41.9%	18.5%	28.8%
Weighted average risk-free interest rate	2.8%	4.6%	4.5%	4.7%
Expected term of options (years)	7.4	7.5	5.7	5.7

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

All nonvested restricted stock and restricted stock unit awards granted in the 2007 Successor and Predecessor periods had a purchase price of zero. The Company records compensation expense on a straight-line basis over the restriction period based on the market price of the underlying stock on the date of grant. The nonvested restricted stock and restricted stock unit awards granted under the plan to employees during the 2007 Predecessor period were originally scheduled to vest and become payable ratably over a three-year period from the respective grant dates. The nonvested restricted stock unit awards granted under the plan to non-employee directors during the 2007 Predecessor period were originally scheduled to vest over a one-year period from the respective grant dates, but became payable as a result of the Merger as discussed above.

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

At January 30, 2009, 1,129,297 Rollover Options were outstanding, all of which were exercisable. The aggregate intrinsic value of outstanding Rollover Options was $4.8 million with a weighted average remaining contractual term of 6.44 years, and a weighted average exercise price of $1.25. At February 1, 2008, 1,799,102 Rollover Options were outstanding, all of which were exercisable. The aggregate intrinsic value of outstanding Rollover Options was $6.7 million with a weighted average remaining contractual term of 7.36 years, and a weighted average exercise price of $1.25.

During the Predecessor period from February 3, 2007 to July 6, 2007 and year ended February 2, 2007, the weighted average grant date fair value of options granted was $5.37 and $5.86, respectively; 4,213,373 and 617,234 options vested, net of forfeitures, respectively; with a total fair value of approximately $23.6 million and $2.5 million, respectively; and the total intrinsic value of stock options exercised was $10.8 million and $6.8 million, respectively. The total intrinsic value of stock options repurchased by the Company under terms of the management stockholder’s agreements during 2008 and the 2007 Successor period was $2.5 million and $0.5 million, respectively.

All stock options granted prior to the Merger in the Predecessor period ended July 6, 2007 and year ended February 2, 2007 under the terms of the Company’s pre-Merger stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company’s common stock on the date of grant, were originally scheduled to vest ratably over a four-year period, and were to expire 10 years following the date of grant.

A summary of Time Options activity during the Successor period ended January 30, 2009 is as follows:

	Options Issued	Weighted Average Exercise Price
Balance, February 1, 2008	9,535,000	$5.00
Granted	2,979,645	5.00
Exercised	-	-
Canceled	(1,977,000)	5.00
Balance, January 30, 2009	10,537,645	$5.00

During 2008, the weighted average grant date fair value of Time Options granted was $2.38; 1,566,000 Time Options vested and are exercisable, net of forfeitures, with a total fair value of approximately $4.1 million, and none of those options were exercised.  At January 30, 2009, the aggregate intrinsic value of outstanding 2007 Time Options was $5.3 million with a weighted average remaining contractual term of 8.9 years. During the 2007 Successor period, the weighted average grant date fair value of Time Options granted was $2.65; no options vested or were exercised. At February 1, 2008, the aggregate intrinsic value of outstanding 2007 Time Options was $0 with a weighted average remaining contractual term of 9.6 years, and none of the outstanding Time Options were exercisable.

A summary of Performance Options activity during the Successor period ended January 30, 2009 is as follows:

	Options Issued	Weighted Average Exercise Price
Balance, February 1, 2008	9,535,000	$5.00
Granted	2,979,645	5.00
Exercised	-	-
Canceled	(1,965,500)	5.00
Balance, January 30, 2009	10,549,145	$5.00

During 2008, the weighted average grant date fair value of Performance Options granted was $2.38; 1,848,487 Performance Options vested and are exercisable, net of forfeitures, with a total fair value of approximately $4.8 million, and none of those options were exercised. At January 30, 2009, the aggregate intrinsic value of outstanding Performance Options was $5.3 million with a weighted average remaining contractual term of 8.9 years. During the 2007 Successor period, the weighted average grant date fair value of Performance Options granted was $2.65; 1,907,000 Performance Options vested and are exercisable, net of forfeitures, with a total fair value of approximately $5.1 million, and none of those options were exercised. At February 1, 2008, the aggregate intrinsic value of outstanding 2007 Performance Options was $0 with a weighted average remaining contractual term of 9.6 years.

At January 30, 2009, the total unrecognized compensation cost related to non-vested stock options was $42.9 million with an expected weighted average expense recognition period of 3.8 years.

The Company currently believes that the performance targets related to the Performance Options will be achieved.  If such goals are not met, and there is no change in control, no compensation cost relating to these Performance Options will be recognized and any compensation cost recognized to date will be reversed.

In January 2008, the Company granted 890,000 nonvested restricted shares to its Chief Executive Officer. These shares vest on the first to occur of (i) a change in control, (ii) an initial public offering, (iii) termination without cause or due to death or disability, or (iv) the last day of the Company’s 2011 fiscal year. These shares represent the only outstanding restricted shares as of January 30, 2009 and February 1, 2008. For 2008 and the 2007 Successor period, the share-based compensation expense related to restricted shares before income taxes was $1.1 million

($0.7 million net of tax) and less than $0.1 million, respectively. At January 30, 2009 and February 1, 2008, the total compensation cost related to nonvested restricted stock awards not yet recognized was approximately $3.3 million and $4.4 million, respectively.

11.

Related party transactions

Affiliates of certain of the Investors participated as (i) lenders in the Company’s Credit Facilities discussed in Note 6; (ii) initial purchasers of the Company’s notes discussed in Note 6; (iii) counterparties to certain interest rate swaps discussed in Note 7 and (iv) as advisors in the Merger. Certain fees were paid upon closing of the Merger to affiliates of certain of the Investors.  These fees primarily included underwriting fees, advisory fees, equity commitment fees, syndication fees, Merger and acquisition fees, sponsor fees, costs of raising equity, and out of pocket expenses.  The aggregate fees paid to these related parties during the Successor period ended February 1, 2008 totaled $134.9 million, portions of which have been capitalized as debt financing costs or as direct acquisition costs.

Affiliates of KKR (among other entities) are lenders under, and Citicorp North America, Inc. serves as administrative agent and collateral agent for, the Company’s $2.3 billion senior secured term loan facility.  The amount of principal outstanding under this term loan facility at all times since the Merger was $2.3 billion, and the Company paid no principal and approximately $133.4 million of interest on the senior secured term loan during 2008.  The Company  paid $0.2 million to Citicorp North America, Inc. for its services relating to this facility in 2008 as further discussed in Note 6.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap totaling $433.3 million as of January 30, 2009, entered into in connection with the Company’s senior secured term loan facility. The Company paid Goldman, Sachs & Co. approximately $9.5 million in 2008 pursuant to the interest rate swap as further discussed in Note 7.

The Company entered into a monitoring agreement, dated July 6, 2007, with affiliates of certain of the Investors pursuant to which those entities will provide management and advisory services to the Company. Under the terms of the monitoring agreement, among other things, the Company is obliged to pay to those entities an aggregate, initial annual management fee of $5.0 million payable in arrears at the end of each calendar quarter plus all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement upon request.  The management fees and other expenses incurred for the Successor periods ended January 30, 2009 and February 1, 2008 totaled $6.6 million and $2.9 million, respectively.  The management fee increases at a rate of 5% per year. Those entities also are entitled to receive a fee equal to 1% of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, and change in control transactions, as well as a termination fee in the event of an initial public offering or under certain other circumstances. In addition, on July 6, 2007, the Company entered into a separate indemnification agreement with the parties to the monitoring agreement, pursuant to which the Company agreed to provide customary indemnification to such parties and their affiliates.

The Company uses Capstone Consulting, LLC, a team of executives who work exclusively with KKR portfolio companies providing certain consulting services.  The Chief

Executive Officer of Capstone served on the Company’s Board of Directors until March 2009. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, prior to January 1, 2007 KKR had provided financing to Capstone.  The aggregate fees incurred for Capstone services for the Successor periods ended January 30, 2009 and February 1, 2008 totaled $3.0 million and $1.9 million, respectively.

The Company purchased certain of its 11.857%/12.625% senior subordinated notes held by Goldman Sachs & Co. in the amount of $25.0 million in January 2008 as further discussed in Note 6, and paid commissions less than $0.1 million in connection therewith.

12.

Capital stock

On November 29, 2006 and September 30, 2005, the Predecessor’s Board of Directors authorized the Company to repurchase up to $500 million and up to 10 million shares, respectively, of the Predecessor’s outstanding common stock. These authorizations allowed for purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions. The objective of these share repurchase initiatives was to enhance shareholder value by purchasing shares at a price that produced a return on investment that was greater than the Company’s cost of capital. Additionally, share repurchases generally were undertaken only if such purchases resulted in an accretive impact on the Company’s fully diluted earnings per share calculation.  No purchases were made pursuant to the 2006 authorization, which was terminated as a result of the Merger. During 2006, the Company purchased approximately 4.5 million shares of the Predecessor pursuant to the 2005 authorization at a total cost of $79.9 million.

13.

Hurricane Katrina insurance settlement

During 2006, the Company settled an insurance claim related to Hurricane Katrina and received proceeds of $13.0 million representing insurance recoveries for destroyed and damaged assets, costs incurred and business interruption coverage, which are reflected in results of operations for 2006 as a reduction of SG&A expenses. The business interruption portion of the proceeds was approximately $5.8 million. Insurance recoveries related to fixed assets losses are included in cash flows from investing activities and recoveries related to inventory losses and business interruption are included in cash flows from operating activities.

14.

Segment reporting

The Company manages its business on the basis of one reportable segment.  See Note 1 for a brief description of the Company’s business.  As of January 30, 2009, all of the Company’s operations were located within the United States with the exception of an immaterial Hong Kong subsidiary which assists in the importing of certain merchandise that began operations in 2004.  The following net sales data is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Successor		Predecessor
(In thousands)	2008	March 6, 2007 through February 1, 2008	February 3, 2007 through July 6, 2007	2006
Classes of similar products:
Highly consumable	$7,248,418	$3,701,724	$2,615,110	$6,022,014
Seasonal	1,521,450	908,301	604,935	1,509,999
Home products	862,226	507,027	362,725	914,357
Basic clothing	825,574	454,441	340,983	723,452
Net sales	$10,457,668	$5,571,493	$3,923,753	$9,169,822

15.

Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal year ended January 30, 2009, the Successor period ended February 1, 2008, and the Predecessor period ended July 6, 2007. Each quarterly period listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

Successor (In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Net sales	$2,403,498	$2,609,384	$2,598,938	$2,845,848
Gross profit	693,077	758,035	772,287	837,698
Operating profit	110,871	143,055	103,732	222,828
Net income (loss)	5,916	27,718	(7,306)	81,854

	Predecessor		Successor (a)
(In thousands)	First Quarter	May 5, 2007 through July 6, 2007	March 6, 2007 through August 3, 2007	Third Quarter	Fourth Quarter
2007:
Net sales	$2,275,267	$1,648,486	$699,078	$2,312,842	$2,559,573
Gross profit	633,060	438,515	184,723	646,800	740,371
Operating profit (loss)	55,368	(46,120)	(6,025)	65,703	186,466
Net income (loss)	34,875	(42,873)	(27,175)	(33,032)	55,389

(a)

Includes the results of operations of Buck Acquisition Corp. for the period prior to its Merger with and into Dollar General Corporation from March 6, 2007 (its formation) through July 6, 2007 (reflecting the change in fair value of interest rate swaps), and the post-Merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008.  See Notes 1 and 2.

As discussed in Note 1, in the second, third, and fourth quarters of 2008, the Company recorded LIFO provisions of $16.0 million, $15.7 million, and $12.1 million respectively.  These charges are reflected in Cost of goods sold for each quarter, respectively.

As discussed in Note 8, in the third quarter of 2008, based on the agreement in principle to settle the Merger-related shareholder litigation, the Company recorded charges of approximately $34.5 million in connection with the proposed settlement, which was net of anticipated insurance proceeds of $7.5 million.  In the fourth quarter of 2008, the Company received insurance proceeds totaling $10.0 million, thus reducing the charges to $32.0 million net of insurance proceeds and increasing operating profit by the incremental $2.5 million. These amounts are reflected as Litigation settlement and related costs, net in the respective quarters.

As discussed in Note 3, in the fourth quarter of 2008, the Company recorded net additional pre-tax expenses of $3.3 million related to underperforming stores closed in fiscal years 2006 and 2007.  These additional expenses are related to re-evaluation of the existing lease contract termination liabilities based on current market conditions and are reflected as SG&A expense.

As discussed in Note 6, in the fourth quarter of 2008, the Company repurchased $44.1 million of the 11.875%/12.625% senior subordinated toggle notes due 2017 resulting in a net gain of $3.8 million which is recognized as Other (income) expense.

As discussed in Note 8, in the fourth quarter of 2008, the Company recorded an $8.6 million charge included in Cost of goods sold related to the markdown of certain products covered by the Consumer Products Safety Improvement Act of 2008, and reversed $5.0 million of SG&A expenses originally recorded in fiscal 2007 related to certain distribution center lease contingencies.

As discussed in Note 2, in the Predecessor period ended July 6, 2007, the Company recorded transaction and other costs related to the Merger of $56.7 million and share-based compensation expense related directly to the Merger of $39.4 million as discussed in Note 10. As discussed in Note 2, in the Successor period ended August 3, 2007, the Company recorded transaction and other costs related to the Merger of $5.6 million, a loss on debt retirement related to the Merger of $6.2 million as discussed in Note 6; a contingent loss related to certain DC leases of $8.6 million as discussed in Note 8; and a gain on certain interest rate swaps discussed in Note 7 of $6.8 million.

In the third quarter of 2007, the Company recorded an additional contingent loss related to certain DC leases of $3.4 million as discussed in Note 8.

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

SUCCESSOR	As of January 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$292,637	$64,404	$20,954	$-	$377,995
Merchandise inventories	-	1,414,955	-	-	1,414,955
Income tax receivable	50,601	-	-	(44,209)	6,392
Deferred income taxes	5,892	-	2,560	(3,852)	4,600
Prepaid expenses and other current assets	462,572	2,016,712	5,894	(2,418,995)	66,183
Total current assets	811,702	3,496,071	29,408	(2,467,056)	1,870,125
Net property and equipment	82,616	1,186,125	219	-	1,268,960
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets	1,205,667	119,891	-	-	1,325,558
Deferred income taxes	-	-	3,518	(3,518)	-
Other assets, net	3,384,089	130,100	280,204	(3,708,426)	85,967

Total assets	$9,822,663	$4,932,187	$313,349	$(6,179,000)	$8,889,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$11,500	$2,658	$-	$-	$14,158
Accounts payable	2,007,625	1,035,057	46,644	(2,410,905)	678,421
Accrued expenses and other	108,504	220,142	54,489	(8,090)	375,045
Income taxes payable	1,659	48,467	1,694	(44,209)	7,611
Deferred income taxes	-	3,852	-	(3,852)	-
Total current liabilities	2,129,288	1,310,176	102,827	(2,467,056)	1,075,235
Long-term obligations	4,346,258	2,383,304	-	(2,606,606)	4,122,956
Deferred income taxes	397,570	162,049	-	(3,518)	556,101
Other non-current liabilities	103,928	37,653	147,707	-	289,288

Redeemable common stock	13,924	-	-	-	13,924

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	278,114	23,855	100	(23,955)	278,114
Additional paid-in capital	2,489,647	553,639	19,900	(573,539)	2,489,647
Retained earnings	103,364	461,511	42,815	(504,326)	103,364
Accumulated other comprehensive loss	(39,430)	-	-	-	(39,430)
Total shareholders’ equity	2,831,695	1,039,005	62,815	(1,101,820)	2,831,695

Total liabilities and shareholders’ equity	$9,822,663	$4,932,187	$313,349	$(6,179,000)	$8,889,199

SUCCESSOR	As of February 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$8,320	$59,379	$32,510	$-	$100,209
Short-term investments	-	-	19,611	-	19,611
Merchandise inventories	-	1,288,661	-	-	1,288,661
Income tax receivable	102,273	-	-	(69,772)	32,501
Deferred income taxes	3,966	-	20,626	(7,295)	17,297
Prepaid expenses and other current assets	221,408	337,741	9,341	(509,025)	59,465
Total current assets	335,967	1,685,781	82,088	(586,092)	1,517,744
Net property and equipment	83,658	1,190,131	456	-	1,274,245
Goodwill	4,344,930	-	-	-	4,344,930
Intangible assets	10,911	1,359,646	-	-	1,370,557
Deferred income taxes	43,890	-	47,067	(90,957)	-
Other assets, net	2,629,967	1,652	111,597	(2,594,261)	148,955

Total assets	$7,449,323	$4,237,210	$241,208	$(3,271,310)	$8,656,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$3,246	$-	$-	$3,246
Accounts payable	253,477	736,844	40	(439,321)	551,040
Accrued expenses and other	62,957	188,877	55,185	(6,063)	300,956
Income taxes payable	-	59,264	13,507	(69,772)	2,999
Total current liabilities	316,434	988,231	68,732	(515,156)	858,241
Long-term obligations	4,257,250	1,837,715	-	(1,816,209)	4,278,756
Deferred income taxes	-	584,976	-	(98,251)	486,725
Other liabilities	162,644	21,191	135,879	-	319,714

Redeemable common stock	9,122	-	-	-	9,122

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	277,741	23,753	100	(23,853)	277,741
Additional paid-in capital	2,480,062	653,711	19,900	(673,611)	2,480,062
Retained earnings	(4,818)	127,633	16,597	(144,230)	(4,818)
Accumulated other comprehensive loss	(49,112)	-	-	-	(49,112)
Total shareholders’ equity	2,703,873	805,097	36,597	(841,694)	2,703,873

Total liabilities and shareholders’ equity	$7,449,323	$4,237,210	$241,208	$(3,271,310)	$8,656,431

SUCCESSOR	For the year ended January 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$236,682	$10,457,668	$97,917	$(334,599)	$10,457,668
Cost of goods sold	-	7,396,571	-	-	7,396,571
Gross profit	236,682	3,061,097	97,917	(334,599)	3,061,097
Selling, general and administrative	210,665	2,499,331	73,214	(334,599)	2,448,611
Litigation settlement and related costs, net	32,000	-	-	-	32,000
Operating profit (loss)	(5,983)	561,766	24,703	-	580,486
Interest income	(62,722)	(36,844)	(13,532)	110,037	(3,061)
Interest expense	427,365	74,586	18	(110,037)	391,932
Other (income) expense	(2,788)	-	-	-	(2,788)
Income (loss) before income taxes	(367,838)	524,024	38,217	-	194,403
Income taxes	(115,924)	190,146	11,999	-	86,221
Equity in subsidiaries’ earnings, net of taxes	360,096	-	-	(360,096)	-
Net income	$108,182	$333,878	$26,218	$(360,096)	$108,182

SUCCESSOR	March 6, 2007 through February 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$96,300	$5,571,493	$65,057	$(161,357)	$5,571,493
Cost of goods sold	-	3,999,599	-	-	3,999,599
Gross profit	96,300	1,571,894	65,057	(161,357)	1,571,894
Selling, general and administrative	102,030	1,337,311	46,524	(161,357)	1,324,508
Transaction and related costs	1,242	-	-	-	1,242
Operating profit (loss)	(6,972)	234,583	18,533	-	246,144
Interest income	(58,786)	(23,206)	(8,013)	86,206	(3,799)
Interest expense	274,104	64,991	8	(86,206)	252,897
Other (income) expense	3,639	-	-	-	3,639
Income (loss) before income taxes	(225,929)	192,798	26,538	-	(6,593)
Income taxes	(76,881)	65,166	9,940	-	(1,775)
Equity in subsidiaries’ earnings, net of taxes	144,230	-	-	(144,230)	-
Net income (loss)	$(4,818)	$127,632	$16,598	$(144,230)	$(4,818)

PREDECESSOR	February 3, 2007 through July 6, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$76,945	$3,923,753	$44,206	$(121,151)	$3,923,753
Cost of goods sold	-	2,852,178	-	-	2,852,178
Gross profit	76,945	1,071,575	44,206	(121,151)	1,071,575
Selling, general and administrative	64,827	982,321	34,933	(121,151)	960,930
Transaction and related costs	101,397	-	-	-	101,397
Operating profit (loss)	(89,279)	89,254	9,273	-	9,248
Interest income	(53,278)	(11,472)	(5,626)	65,330	(5,046)
Interest expense	19,796	55,828	5	(65,330)	10,299
Income (loss) before income taxes	(55,797)	44,898	14,894	-	3,995
Income taxes	(4,814)	11,924	4,883	-	11,993
Equity in subsidiaries’ earnings, net of taxes	42,985	-	-	(42,985)	-
Net income (loss)	$(7,998)	$32,974	$10,011	$(42,985)	$(7,998)

PREDECESSOR	For the year ended February 2, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$165,463	$9,169,822	$107,383	$(272,846)	$9,169,822
Cost of goods sold	-	6,801,617	-	-	6,801,617
Gross profit	165,463	2,368,205	107,383	(272,846)	2,368,205
Selling, general and administrative	149,272	2,154,371	89,132	(272,846)	2,119,929
Operating profit	16,191	213,834	18,251	-	248,276
Interest income	(126,628)	(33,521)	(11,543)	164,690	(7,002)
Interest expense	60,856	138,749	-	(164,690)	34,915
Income before income taxes	81,963	108,606	29,794	-	220,363
Income taxes	36,513	36,568	9,339	-	82,420
Equity in subsidiaries’ earnings, net of taxes	92,493	-	-	(92,493)	-
Net income	$137,943	$72,038	$20,455	$(92,493)	$137,943

SUCCESSOR	For the year ended January 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$108,182	$333,878	$26,218	$(360,096)	$108,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,638	213,003	258	-	247,899
Deferred income taxes	(4,681)	16,500	61,615	-	73,434
Tax benefit of stock options	(950)	-	-	-	(950)
Noncash inventory adjustments and asset impairments	-	50,671	-	-	50,671
Noncash share-based compensation	9,958	-	-	-	9,958
Other noncash gains and losses	(3,104)	5,538	-	-	2,434
Equity in subsidiaries’ earnings, net	(360,096)	-	-	360,096	-
Change in operating assets and liabilities:
Merchandise inventories	-	(173,014)	-	-	(173,014)
Prepaid expenses and other current assets	(2,310)	3,765	(2,053)	-	(598)
Accounts payable	18,717	121,546	93	-	140,356
Accrued expenses and other	11,427	46,177	11,132	-	68,736
Income taxes	56,596	(10,797)	(11,813)	-	33,986
Other	2,529	11,643	(88)	-	14,084
Net cash provided by (used in) operating activities	(129,094)	618,910	85,362	-	575,178
Cash flows from investing activities:
Purchases of property and equipment	(16,467)	(189,058)	(21)	-	(205,546)
Purchases of short-term investments	-	-	(9,903)	-	(9,903)
Sales of short-term investments	-	-	61,547	-	61,547
Proceeds from sale of property and equipment	-	1,266	-	-	1,266
Net cash provided by (used in) investing activities	(16,467)	(187,792)	51,623	-	(152,636)
Cash flows from financing activities:
Issuance of common stock	4,228	-	-	-	4,228
Net borrowings (repayments) under revolving credit facility	(102,500)	-	-	-	(102,500)
Repayments of long-term obligations	(40,780)	(3,645)	-	-	(44,425)
Repurchases of stock options	(2,511)	-	-	-	(2,511)
Repurchases of common stock	(498)	-	-	-	(498)
Tax benefit of stock options	950	-	-	-	950
Changes in intercompany note balances, net	570,989	(422,448)	(148,541)	-	-
Net cash provided by (used in) financing activities	429,878	(426,093)	(148,541)	-	(144,756)

Net increase (decrease) in cash and cash equivalents	284,317	5,025	(11,556)	-	277,786
Cash and cash equivalents, beginning of year	8,320	59,379	32,510	-	100,209
Cash and cash equivalents, end of year	$292,637	$64,404	$20,954	$-	$377,995

SUCCESSOR	March 6, 2007 through February 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income (loss)	$(4,818)	$127,632	$16,598	$(144,230)	$(4,818)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,634	128,431	148	-	150,213
Deferred income taxes	(2,120)	20,208	1,463	-	19,551
Noncash inventory adjustments and asset impairments	-	6,113	-	-	6,113
Noncash share-based compensation	3,827	-	-	-	3,827
Other noncash gains and losses	4,954	571	-	-	5,525
Equity in subsidiaries’ earnings, net	(144,230)	-	-	144,230	-
Change in operating assets and liabilities:
Merchandise inventories	-	73,356	-	-	73,356
Prepaid expenses and other current assets	(1,120)	4,783	76	-	3,739
Accounts payable	(40,745)	12,428	(13,078)	-	(41,395)
Accrued expenses and other	(7,456)	6,418	17,099	-	16,061
Income taxes	(45,416)	44,829	7,935	-	7,348
Other	(3,169)	3,675	(422)	-	84
Net cash provided by (used in) operating activities	(218,659)	428,444	29,819	-	239,604
Cash flows from investing activities:
Merger, net of cash acquired	(5,649,182)	(1,129,953)	40,744	-	(6,738,391)
Purchases of property and equipment	(1,617)	(82,003)	(21)	-	(83,641)
Purchases of short-term investments	-	-	(3,800)	-	(3,800)
Sales of short-term investments	-	-	21,445	-	21,445
Purchases of long-term investments	-	-	(7,473)	-	(7,473)
Purchase of promissory note	-	(37,047)	-	-	(37,047)
Proceeds from sale of property and equipment	-	533	-	-	533
Net cash provided by (used in) investing activities	(5,650,799)	(1,248,470)	50,895	-	(6,848,374)
Cash flows from financing activities:
Issuance of common stock	2,759,540	-	-	-	2,759,540
Net borrowings (repayments) under revolving credit facility	102,500	-	-	-	102,500
Issuance of long-term obligations	4,176,817	-	-	-	4,176,817
Repayments of long-term obligations	(236,084)	(5,861)	-	-	(241,945)
Debt issuance costs	(87,392)	-	-	-	(87,392)
Repurchase of common stock	(541)	-	-	-	(541)
Changes in intercompany note balances, net	(837,062)	885,266	(48,204)	-	-
Net cash provided by (used in) financing activities	5,877,778	879,405	(48,204)	-	6,708,979

Net increase in cash and cash equivalents	8,320	59,379	32,510	-	100,209
Cash and cash equivalents, beginning of period	-	-	-	-	-
Cash and cash equivalents, end of year	$8,320	$59,379	$32,510	$-	$100,209

PREDECESSOR	February 3, 2007 through July 6, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income (loss)	$(7,998)	$32,974	$10,011	$(42,985)	$(7,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,051	74,770	96	-	83,917
Deferred income taxes	(7,982)	(9,194)	(3,698)	-	(20,874)
Tax benefit of stock options	(3,927)	-	-	-	(3,927)
Noncash share-based compensation	45,433	-	-	-	45,433
Other noncash gains and losses	-	5,098	-	-	5,098
Equity in subsidiaries’ earnings, net	(42,985)	-	-	42,985	-
Change in operating assets and liabilities:
Merchandise inventories	-	16,424	-	-	16,424
Prepaid expenses and other current assets	5,758	(11,762)	(180)	-	(6,184)
Accounts payable	44,909	(23,103)	12,988	-	34,794
Accrued expenses and other	7,897	36,021	9,077	-	52,995
Income taxes	(24,998)	31,741	(3,934)	-	2,809
Other	21	(372)	(190)	-	(541)
Net cash provided by operating activities	25,179	152,597	24,170	-	201,946
Cash flows from investing activities:
Purchases of property and equipment	(5,321)	(50,737)	(95)	-	(56,153)
Purchases of short-term investments	-	-	(5,100)	-	(5,100)
Sales of short-term investments	-	-	9,505	-	9,505
Purchases of long-term investments	-	-	(15,754)	-	(15,754)
Proceeds from sale of property and equipment	-	620	-	-	620
Net cash used in investing activities	(5,321)	(50,117)	(11,444)	-	(66,882)
Cash flows from financing activities:
Repayments of long-term obligations	(148)	(4,352)	-	-	(4,500)
Payment of cash dividends	(15,710)	-	-	-	(15,710)
Proceeds from exercise of stock options	41,546	-	-	-	41,546
Tax benefit of stock options	3,927	-	-	-	3,927
Changes in intercompany note balances, net	75,840	(86,988)	11,148	-	-
Net cash provided by (used in) financing activities	105,455	(91,340)	11,148	-	25,263

Net increase in cash and cash equivalents	125,313	11,140	23,874	-	160,327
Cash and cash equivalents, beginning of year	114,310	58,107	16,871	-	189,288
Cash and cash equivalents, end of period	$239,623	$69,247	$40,745	$-	$349,615

PREDECESSOR	For the year ended February 2, 2007
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$137,943	$72,038	$20,455	$(92,493)	$137,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,436	178,920	252	-	200,608
Deferred income taxes	(1,845)	(35,118)	(1,255)	-	(38,218)
Tax benefit of stock options	(2,513)	-	-	-	(2,513)
Noncash inventory adjustments and asset impairments	-	76,599	-	-	76,599
Noncash share-based compensation	7,578	-	-	-	7,578
Other noncash gains and losses	-	5,820	-	-	5,820
Equity in subsidiaries’ earnings, net	(92,493)	-	-	92,493	-
Change in operating assets and liabilities:
Merchandise inventories	-	(26,541)	-	-	(26,541)
Prepaid expenses and other current assets	(1,042)	(13,655)	9,286	-	(5,411)
Accounts payable	(4,246)	39,189	18,601	-	53,544
Accrued expenses and other	(225)	38,564	14	-	38,353
Income taxes	(2,558)	(29,524)	(3,083)	-	(35,165)
Other	430	(7,670)	-	-	(7,240)
Net cash provided by operating activities	62,465	298,622	44,270	-	405,357
Cash flows from investing activities:
Purchases of property and equipment	(13,270)	(247,788)	(457)	-	(261,515)
Purchases of short-term investments	(38,700)	-	(10,975)	-	(49,675)
Sales of short-term investments	38,700	-	12,825	-	51,525
Purchases of long-term investments	-	-	(25,756)	-	(25,756)
Sale and insurance proceeds related to property and equipment	143	3,303	11	-	3,457
Net cash used in investing activities	(13,127)	(244,485)	(24,352)	-	(281,964)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	-	-	-	-	-
Repayments of long-term obligations	97	(14,215)	-	-	(14,118)
Debt issuance costs	(584)	-	-	-	(584)
Payment of cash dividends	(62,472)	-	-	-	(62,472)
Exercises of stock options	19,894	-	-	-	19,894
Repurchases of common stock	(79,947)	-	-	-	(79,947)
Tax benefit of stock options	2,513	-	-	-	2,513
Changes in intercompany note balances, net	75,061	(40,299)	(34,762)	-	-
Net cash used in financing activities	(45,438)	(54,514)	(34,762)	-	(134,714)

Net increase (decrease) in cash and cash equivalents	3,900	(377)	(14,844)	-	(11,321)
Cash and cash equivalents, beginning of year	110,410	58,484	31,715	-	200,609
Cash and cash equivalents, end of year	$114,310	$58,107	$16,871	$-	$189,288

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

(b)

Management’s Annual Report on Internal Control Over Financial Reporting. Our management prepared and is responsible for the consolidated financial statements and all related financial information contained in this report. This responsibility includes establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. Such assessment  was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of January 30, 2009.

This annual report does not include an attestation report of Ernst & Young LLP regarding internal control over financial reporting. Management’s report was not subject to attestation by Ernst & Young LLP pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)

Changes in Internal Control Over Financial Reporting.  There have been no changes during the quarter ended January 30, 2009 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Named Executive Officer Base Salary Adjustments

On March 18, 2009, the Compensation Committee of our Board of Directors approved annual base salary increases for each of our named executive officers listed below (the “named executive officers”), all to be effective April 1, 2009.  Mr. Dreiling’s base salary increase was recommended by the Compensation Committee and, on March 19, 2009, approved by the Board of Directors.

Name and Position	Percent Increase	Annual Base Salary Effective April 1, 2009
Richard Dreiling, Chairman and Chief Executive Officer	12.1%	$1,121,000
David Bere, President and Chief Strategy Officer	2.25%	$759,339
David Tehle, Executive Vice President and CFO	2.25%	$629,167
Kathleen Guion, Executive Vice President, Division President, Store Operations and Store Development	2.25%	$608,388
Susan Lanigan, Executive Vice President and General Counsel	5.00%	$456,717

Named Executive Officer Bonus Program

On March 18, 2009, the Compensation Committee approved the fiscal 2009 annual bonus program (the “2009 Teamshare Program”) applicable to the named executive officers, among others. Mr. Dreiling’s participation in the 2009 Teamshare Program (to the extent not otherwise required by the terms of his employment agreement with us) was recommended by the Compensation Committee and, on March 19, 2009, approved by the Board of Directors.

Under the 2009 Teamshare Program, the named executive officers will be eligible to receive a cash bonus payment equal to a certain percentage of base salary based upon the Company’s achievement in fiscal 2009 of a pre-established financial performance measure based upon earnings before interest, taxes, amortization and depreciation (“EBITDA”), with adjustments similar to those made for purposes of calculating performance targets for our long-term incentive program, including exclusions for the impact of: (a) any fee paid to Kohlberg Kravis Roberts & Co., Goldman Sachs & Co. and any affiliates thereof pursuant to the terms of the Monitoring Fee Letter Agreement dated July 6, 2007; (b) all consulting, accounting, legal, valuation, banking, filing, disclosure and similar costs, fees and expenses directly related to the consideration, negotiation, approval and consummation of the proposed acquisition and related financing of the Company by affiliates of Kohlberg Kravis Roberts & Co. (including without limitation any costs, fees and expenses relating to the filing and maintenance of the Form S-1 market maker registration statement) and any litigation or settlement of any litigation related thereto; (c) any costs, fees and expenses directly related to the consideration, negotiation, and consummation of any public offering of our common stock or any asset sale, merger or other transaction that results in a change-in-control of the Company; and (d) any unplanned items of a non-recurring or extraordinary nature as determined in good faith by the CEO and CFO and approved by the Committee.

The Committee established a target financial performance level for purposes of the 2009 Teamshare Program at a level equal to the Company’s annual financial objective.  The Committee also established the threshold financial performance level, below which no bonus may be paid under the 2009 Teamshare Program, at 95% of the target financial performance level. There is no maximum level of EBITDA performance associated with the 2009 Teamshare Program, although any individual payout under the Program is capped at $2.5 million.

The Committee considers the 2009 Teamshare Program target financial performance level to be challenging and generally consistent with the level of difficulty of achievement associated with our performance-based awards for prior years.  We did not achieve the threshold Teamshare performance level in fiscal years 2006 or 2005. We achieved Teamshare performance levels between threshold and target in fiscal year 2004, between target and maximum in fiscal year 2007, and at maximum in fiscal year 2003. Fiscal 2008 was the first year in which we did not associate a maximum level of EBITDA performance with the bonus program.  For fiscal 2008, we achieved a Teamshare performance level of approximately 218% of the target.

The bonus payable to each named executive officer if we reach the 2009 target financial performance level is equal to the applicable percentage, as set forth in the chart below, of such officer’s salary:

Name	Target Payout Percentage
Mr. Dreiling (1)	100%
Mr. Bere	70%
Mr. Tehle	65%
Ms. Guion	65%
Ms. Lanigan	65%

(1) Mr. Dreiling’s threshold and target bonus percentages are established in his employment agreement with us.

Payments for financial performance below or above the target level shall be prorated on a graduated scale commensurate with performance levels in accordance with the following schedule. As a threshold matter, unless required by contract, no such named executive officer is eligible to receive a bonus under the 2009 Teamshare Program if that officer receives an “unsatisfactory” overall subjective individual performance rating and payment of any bonus is in the Committee’s discretion if the named executive officer receives a “needs improvement” overall individual performance rating.

% of Target Performance Level	% of Bonus Target
95%	50%
96%	60%
97%	70%
98%	80%
99%	90%
100%	100%
101%	110%
102%	120%
103%	130%
104%	140%
105%	150%
106%	160%
107%	170%
108%	180%
109%	190%
110% (1)	200% (1)

(1) For every 1% EBITDA increase over 110%, each named executive officer is eligible to receive an additional 9.14% of his or her bonus target.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Information Regarding Directors and Executive Officers.  Information regarding our current directors and executive officers as of March 17, 2009 is set forth below. Each of our directors holds office for a term of 1 year or until a successor is elected and qualified. Each of our executive officers serves at the pleasure of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position

Michael M. Calbert	46	Director
Raj Agrawal	35	Director
Adrian Jones	44	Director
Richard W. Dreiling	55	Director; Chairman & Chief Executive Officer
David L. Bere	55	President & Chief Strategy Officer
David M. Tehle	52	Executive Vice President & Chief Financial Officer
Kathleen R. Guion	57	Executive Vice President, Division President, Store Operations & Store Development
Todd J. Vasos	47	Executive Vice President, Division President & Chief Merchandising Officer
Susan S. Lanigan	46	Executive Vice President & General Counsel
Anita C. Elliott	44	Senior Vice President & Controller
John W. Flanigan	57	Senior Vice President, Global Supply Chain
Robert D. Ravener	50	Senior Vice President & Chief People Officer

Mr. Calbert has been with KKR for over eight years and during that time has been directly involved with several portfolio companies. He heads the Retail industry team. Mr. Calbert is currently on the board of directors of Toys “R” Us, Inc. and U.S. Foodservice. He joined Randall’s Food Markets as the Chief Financial Officer in 1994, ultimately taking the company through a transaction with KKR in June 1997. He left Randall’s Food Markets after the company was sold in September 1999 and joined KKR. Mr. Calbert started his professional career as a consultant with Arthur Andersen Worldwide, where his primary focus was on the retail/consumer industry. He has been a member of our Board of Directors since July 2007 and served as our Chairman until December 2008. KKR’s affiliates indirectly own a substantial portion of our outstanding common stock through their investment in Buck Holdings, LLC and Buck Holdings, L.P.

Mr. Agrawal joined KKR in 2006 and is a member of the Infrastructure team.  He previously was a member of KKR’s Retail and Energy industry teams. Prior to joining KKR, he was a Vice President with Warburg Pincus, where he participated in the execution and oversight of a number of investments in the energy sector. Mr. Agrawal’s prior experience also includes Thayer Capital Partners and McKinsey & Co., where he provided strategic and M&A advice to clients in a variety of industries. He has been a member of our Board of Directors since July 2007.

Mr. Jones has been with Goldman, Sachs & Co. since 1994. He is a managing director in Principal Investment Area (PIA) in New York where he focuses on healthcare and consumer-related opportunities and sits on the Global Investment Committee. Mr. Jones joined Goldman, Sachs & Co. as an associate in the Investment Banking Division and, after two years in the Communications and Media Department and mobility assignments in Equity Capital Markets and in the Executive Office of Goldman Sachs International, he joined PIA in London in 1998. He returned to New York with PIA in 2002 and became a managing director later that year. He became a partner in 2004. Affiliates of Goldman, Sachs & Co. indirectly own a substantial portion of our outstanding common stock through investments in Buck Holdings, L.P. Mr. Jones is currently on the board of directors of Biomet, Inc., Education Management Corporation, HealthMarkets, Inc. and Signature Hospital, LLC. He has been a member of our Board of Directors since July 2007.

Mr. Dreiling joined Dollar General in January 2008 as Chief Executive Officer and a member of our Board of Directors. He was appointed Chairman of the Board on December 2, 2008.  Prior to joining Dollar General, Mr. Dreiling served as Chief Executive Officer, President and a director of Duane Reade Holdings, Inc. and Duane Reade Inc., the largest drugstore chain in New York City, from November 2005 until January 2008 and as Chairman of the Board of Duane Reade from March 2007 until January 2008. Mr. Dreiling previously served as Executive Vice President—Chief Operating Officer of Longs Drug Stores Corporation, an operator of a chain of retail drug stores on the West Coast and Hawaii, since March 2005, after having joined Longs in July 2003 as Executive Vice President and Chief Operations Officer. From 2000 to 2003, Mr. Dreiling served as Executive Vice President—Marketing, Manufacturing and Distribution at Safeway, Inc., a food and drug retailer. Prior to that, Mr. Dreiling served from 1998 to 2000 as President of Vons, a Southern California food and drug division of Safeway.

Mr. Bere joined Dollar General in December 2006 as President and Chief Operating Officer.  He also served as our Interim Chief Executive Officer from July 6, 2007 to January 21, 2008.  In April 2008, he was named President and Chief Strategy Officer. He served as a member of our Board of Directors from 2002 until March 2008. Mr. Bere served from December 2003 until June 2005 as Corporate Vice President of Ralcorp Holdings, Inc. and as the President and Chief Executive Officer of Bakery Chef, Inc., a leading manufacturer of frozen bakery products that was acquired by Ralcorp Holdings in December 2003. From 1998 until the acquisition, Mr. Bere was the President and Chief Executive Officer of Bakery Chef, Inc., and also served on its board of directors. From 1996 to 1998, he served as President and Chief Executive Officer of McCain Foods USA, a manufacturer and marketer of frozen foods and a subsidiary of McCain Foods Limited. From 1978 to 1995, Mr. Bere worked for The Quaker Oats Company and served as President of the Breakfast Division from 1992 to 1995 and President of the Golden Grain Division from 1990 to 1992.

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

Ms. Guion joined Dollar General in October 2003 as Executive Vice President, Store Operations. She was named Executive Vice President, Store Operations and Store Development in February 2005, and was promoted to Executive Vice President, Division President, Store Operations and Store Development in November 2005. From 2000 until joining Dollar General, Ms. Guion served as President and Chief Executive Officer of Duke and Long Distributing Company, a convenience store chain operator and wholesale distributor of petroleum products. Prior to that time, she served as an operating partner for Devon Partners (1999-2000), where she developed operating plans and assisted in the identification of acquisition targets in the convenience store industry, and as President and Chief Operating Officer of E-Z Serve Corporation (1997-1998), an owner/operator of convenience stores, mini-marts and gas marts. From 1987 to 1997, Ms. Guion served as the Vice President and General Manager of the largest division (Chesapeake Division) of company-owned stores at 7-Eleven, Inc., a convenience store chain. Other positions held by Ms. Guion during her tenure at 7-Eleven include District Manager, Zone Manager, Operations Manager, and Division Manager (Midwest Division).

Mr. Vasos joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer.  Prior to joining Dollar General, Mr. Vasos served in executive positions with Longs Drug Stores Corporation for 7 years, including Executive Vice President and Chief Operating Officer (February 2008 through November 2008) and Senior Vice President and Chief Merchandising Officer (2001-2008), where he was responsible for all pharmacy and front-end marketing, merchandising, procurement, supply chain, advertising, store development, store layout and space allocation, and the operation of three distribution centers. He also previously served in leadership positions at Phar-Mor Food and Drug Inc. and Eckerd Drug Corp.

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

Mr. Flanigan joined Dollar General as Senior Vice President, Global Supply Chain, in May 2008. He has 25 years of management experience in retail logistics.  Prior to joining Dollar General, he was group vice president of logistics and distribution for Longs Drug Stores Corporation from October 2005 to April 2008. In this role, he was responsible for overseeing warehousing, inbound and outbound transportation and facility maintenance to service 500+ retail outlets.  From September 2001 to October 2005 he served as the Vice President of Logistics for Safeway Inc. where he oversaw distribution of food products from Safeway distribution centers to all retail outlets, inbound traffic and transportation. He also held distribution and logistics leadership positions at Vons – a Safeway company, Specialized Distribution Management Inc., and Crum & Crum Logistics.

Mr. Ravener joined Dollar General as Senior Vice President and Chief People Officer in August 2008. Prior to joining Dollar General, he served as the Senior Vice President of U.S. Partner Resources for Starbucks Coffee Company from April 2007 to August 2008.  In this role, Mr. Ravener oversaw all aspects of human resources activity for more than 10,000 stores. He also served as Starbucks’ Vice President, Partner Resources-Eastern Division, from September 2005 to March 2007. Prior to serving at Starbucks, Mr. Ravener held Vice President of Human Resources roles for The Home Depot’s Store Support Center and a domestic field division from April 2003 to September 2005. Mr. Ravener also served in executive roles in both human resources and operations at Footstar, Inc. and roles of increasing leadership at PepsiCo.

(b)

Procedures for Shareholders to Nominate Directors; Arrangements to Serve as Directors.  All of our directors are managers of Buck Holdings, LLC which serves as the general partner of Buck Holdings, L.P.  The Second Amended and Restated Limited Liability Company Agreement of Buck Holdings, LLC generally requires that the members of Buck Holdings, LLC take all necessary action to ensure that the persons who serve as its managers also serve on our Board. In addition, Mr. Dreiling’s employment agreement provides that he will continue to serve as a member of our Board as long as he remains our Chief Executive Officer.

Because of these requirements, together with Buck Holdings’ controlling ownership of our outstanding common stock, we do not have a policy or procedures with respect to shareholder recommendations for nominees to our Board.

(c)

Audit Committee Financial Expert.   Our Audit Committee is composed of Messrs. Calbert and Agrawal. As a closely held company and in the absence of a public trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, we do not believe that Messrs. Calbert or Agrawal would be considered independent because of their relationships with KKR which indirectly owns, through its interests in Parent, a substantial percentage of our outstanding common stock, and certain other relationships with us as more fully described under Item 13 below.

(d)

 Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and Board members. This Code is posted on our Internet website at www.dollargeneral.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Dollar General Corporation, c/o Investor Relations Department, 100 Mission Ridge, Goodlettsville, TN 37072.  We intend to provide any required disclosure of an amendment to or waiver from the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on www.dollargeneral.com promptly following the amendment or waiver.  We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this report and should not be considered part of this or any other report that we file with or furnish to the SEC.

ITEM 11.

EXECUTIVE COMPENSATION

(a)

Executive Compensation.  We refer to the persons included in the Summary Compensation Table below as our “named executive officers”. References to “2008,” “2007,” and “2006” mean, respectively, our fiscal years ended January 30, 2009, February 1, 2008 and February 2, 2007. References to the “Merger” mean our merger, discussed more fully elsewhere in this document, that occurred on July 6, 2007 as a result of which we became a subsidiary of Buck Holdings, L.P. (“Buck” or “Parent”), a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR” or “Sponsor”).

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

We strive to attract, retain and motivate persons with superior ability, to reward outstanding performance, and to align the interests of our named executive officers with the long-term interests of our shareholders. The material compensation principles applicable to the 2008 compensation of our named executive officers included the following, all of which are discussed in more detail in “Elements of 2008 Named Executive Officer Compensation” below:

•

We generally target total compensation at the benchmarked median of our market comparator group, but we make adjustments based on circumstances, such as unique job descriptions and our particular niche in the retail sector, that are not reflected in the market data. For competitive reasons, our levels of total compensation or any component of compensation may exceed the median of our comparator group.

•

We set base salaries to reflect the responsibilities, experience and contributions of the named executive officers and the salaries for comparable benchmarked positions, subject to minimums set forth in employment agreements.

•

We reward named executive officers who enhance our performance by linking cash and equity incentives to the achievement of our financial goals.

•

We promote share ownership to align the interests of our named executive officers with those of our shareholders.

The Compensation Committee of our Board of Directors utilizes employment agreements with the named executive officers which, among other things, set forth minimum levels of certain compensation components. The Committee believes such arrangements are a common protection offered to named executive officers at comparable companies, and help ensure continuity and aid in retention. The agreements also provide for standard protections to both the officer and to Dollar General should the officer’s employment terminate.

Named Executive Officer Compensation Process

Oversight.  The Compensation Committee of our Board of Directors is responsible for recommending CEO compensation to our Board and for approving compensation of other named executive officers. The Board retains sole authority to determine CEO compensation. The Committee members include Messrs. Calbert, Agrawal and Jones.

Use of Outside Advisors.  Prior to the Merger, the former Compensation Committee selected Hewitt Associates as its compensation consultant and approved a written agreement with Hewitt which describes the general terms of the working relationship.  Hewitt remains a consultant to the Company subsequent to the Merger, and while the written agreement with Hewitt has not been formally renewed, we continue to operate consistent with its terms.

The written agreement with Hewitt specifies that Hewitt may perform compensation consulting services upon management or Committee request, which services may include competitive market pay analyses, support regarding legal, regulatory or accounting considerations impacting compensation programs, redesign of those programs, assistance with market data, trends and competitive practices, meeting preparation and attendance and other miscellaneous work.

While the Committee or any of its members may consult directly with Hewitt should it or they choose to do so, subsequent to the Merger Hewitt has directly dealt solely with Mr. Dreiling, Ms. Challis Lowe (while she served as our EVP of Human Resources) and Mr. Robert Ravener (since he became our SVP and Chief People Officer) (Ms. Lowe or Mr. Ravener, during the applicable time period, our “Senior HR Officer”), as well as with non-executive members of our human resources group, both with respect to management’s work in connection with named executive officer compensation (as described below under “Management’s Role”) and in connection with general employee compensation and benefits matters. Our Committee Chairman, Mr. Calbert, reviews with Mr. Dreiling and our Senior HR Officer information provided by Hewitt, along with Mr. Dreiling’s and our Senior HR Officer’s executive compensation recommendations.

Management’s Role. Mr. Dreiling and the Senior HR Officer, along with non-executive members of the human resources group, assist Hewitt in gathering and analyzing relevant competitive data and identifying and evaluating various alternatives for named executive officer compensation (including their own). Mr. Dreiling and the Senior HR Officer regularly provide and discuss their recommendations regarding named executive officer pay components, typically based on Hewitt benchmarking data, to the Compensation Committee Chairman between Committee meetings and to the full Committee at Committee meetings. Mr. Dreiling assesses named executive officer performance (with Mr. Bere’s assistance with respect to fiscal 2007 performance) for purposes of determining whether each named executive officer is eligible, as a threshold matter, for a base salary increase and for a Teamshare bonus payout in the event the relevant EBITDA performance level is achieved (each as discussed more fully below under “Elements of 2008 Named Executive Officer Compensation”).

While the Board and the Committee members valued and welcomed such input from management, the Board and the Committee ultimately made all 2008 named executive officer compensation decisions.

Use of Market Benchmarking Data.  To attract and retain named executive officers who we believe will enhance our long-term business results, we must pay compensation that is competitive with the external market for executive talent. We believe that this primary talent market consists of retail companies with revenues and business models similar to ours because those companies have executive positions similar in breadth, complexity and scope of responsibility to our named executive officer positions. For 2008, Hewitt provided data to management regarding total and individual compensation elements from its proprietary salary survey database and from the proxy statements of selected retail companies that met these criteria. We refer to this combined group as the market comparator group. In 2008, this group consisted of Advance Auto Parts, AutoZone, Big Lots, Family Dollar, Kohl’s, Limited Brands,

Longs Drug Stores, Nordstrom, OfficeMax, Payless Shoe Source, Retail Ventures, Staples, J.C. Penney, The Gap, Macy’s, Blockbuster, The Pantry, Ross Stores, and SuperValu Inc. Hewitt was also asked to provide summary market data from all of the retail companies in their data base and from the proxy statement information for certain other significantly larger retail companies (Wal-Mart, Target, Walgreen’s and CVS) as additional reference points in assessing the appropriateness of the compensation levels of our named executive officers.

For 2009 compensation decisions, the same market comparator group of nineteen companies was used except for five companies (Advance Auto Parts, Kohl’s, Limited Brands, Retail Ventures and SuperValu) that discontinued their participation in the Hewitt study.  These companies were replaced by 7-Eleven, Genuine Parts, McDonald’s, PetsMart, and Yum Brands which were chosen due to their relative comparability to the companies in the existing market comparator group.

The Committee believes that the median range of the competitive market generally is the appropriate target for a named executive officer’s total compensation, and the Committee takes into account the value of the named executive officer’s long-term compensation when determining the levels of the cash compensation components.  The Committee recognizes, however, that it is difficult to compare equity granted by a private company to equity granted by a public company because of liquidity and other comparability issues.  In addition, the Committee does not make annual equity grants to the named executive officers, as it believes that the long-term equity previously granted to the named executive officers in fiscal 2007 or at the time they were employed, as applicable, is sufficiently retentive and otherwise adequately meets our compensation objectives as discussed under “Long-Term Incentive Program” below.

Elements of 2008 Named Executive Officer Compensation

We provide compensation in the form of base salary, short-term cash incentives, long-term equity incentives, benefits and perquisites. As discussed in more detail below, the Compensation Committee believes that each of these elements is a necessary component of the compensation package and is consistent with compensation programs at competing companies.

Base Salary.  Base salary generally promotes the recruiting and retention functions of our compensation principles by reflecting the salaries for comparable positions in the competitive marketplace and by providing a stable and predictable source of income for our executives. The Committee believes that we would be unable to attract or retain quality named executive officers in the absence of competitive base salary levels. For this reason, base salary constitutes a significant portion of a named executive officer’s total compensation. Base salary also furthers the pay for performance role of our philosophy because, as a threshold matter, a named executive officer is not eligible for a salary increase unless he or she achieves a satisfactory overall subjective performance evaluation.

Following fiscal 2007, Mr. Dreiling (with input from Mr. Bere) subjectively assessed each named executive officer in the context of that officer’s job responsibilities and made a determination as to whether that officer’s performance for fiscal 2007 was satisfactory or unsatisfactory on an overall basis.  A determination of unsatisfactory performance would have precluded that named executive officer from receiving an increase in 2008 base salary.  A threshold determination of satisfactory performance did not by itself result in any variation in a named executive officer’s compensation.  Rather, satisfactory performance merely created the possibility of an increase in base salary.  Once a named executive officer’ eligibility was established, the magnitude of any salary increase was determined on the basis of benchmarking information from Hewitt regarding the compensation and role of each named executive officer within our management structure in comparison to the compensation that companies in our market comparator group provide to similarly situated executives. Because Mr. Dreiling determined that each such person performed satisfactorily overall, as a threshold matter each named executive officer was eligible to be considered for a 2008 salary increase.

In determining each named executive officer’s 2008 base salary, the Compensation Committee reviewed the composition of the market comparator group, as described above, and Ms. Lowe informed the Compensation Committee of the results of the benchmarking analysis, which had been discussed in detail separately with the Committee’s chairman. This benchmarking data showed that there was significant movement in the market median for Ms. Guion’s position and, as a result, the Committee adjusted her pay accordingly which resulted in an approximate 15.5% base salary increase. The Committee approved 3% base salary increases for all other named executive officers (other than Mr. Dreiling, who was not considered for an increase given his recent hiring in January 2008) in order to maintain base salaries within the median range of the market comparator group.

Subsequent to the fiscal 2008 year end but prior to the filing of this document, the Compensation Committee considered the 2009 base salary increases for each named executive officer. Mr. Dreiling advised the Committee that he had subjectively assessed the overall performance of each named executive officer and determined that each had performed the duties and responsibilities of his or her respective position in a satisfactory manner.  As in prior years, a determination of unsatisfactory performance would have precluded that named executive officer from receiving an increase in base salary, and the threshold determination of satisfactory performance did not by itself result in any variation in compensation.  Rather, satisfactory performance merely created the possibility of an increase in base salary. The magnitude of the salary increase was determined on the basis of benchmarking information from Hewitt regarding data from our market comparator group.

After reviewing a summary of the Hewitt data, the Committee determined that a 2.25% increase in base salary for each named executive officer (other than Mr. Dreiling and Ms Lanigan) was within the competitive median range of base salary increases within the market comparator group.  The benchmarking data showed that there was additional movement in the market median for Ms. Lanigan’s position and, as a result, the Committee adjusted her pay accordingly which resulted in an approximate 5% base salary increase.  All such increases are effective April 1, 2009.

The Committee also met with Mr. Dreiling privately to subjectively review his performance in fiscal 2008 in the context of his job responsibilities.  The Committee determined that Mr. Dreiling’s fiscal 2008 performance was satisfactory on an overall basis, thus also qualifying him for a 2009 base salary increase.  As with other named executive officers, such determination did not by itself result in any variation in Mr. Dreiling’s compensation, but rather merely created the possibility of a base salary increase.  Based on the same Hewitt market data reviewed for the other named executive officers, the Committee recommended, and the non-management members of the Board of Directors approved, a 12.1% base salary increase for Mr. Dreiling, effective April 1, 2009, in order to maintain his base salary within the median range of the market comparator group.

Short-Term Incentive Plan.  Our short-term incentive plan, called Teamshare, serves to motivate named executive officers to achieve certain pre-established, objective financial goals. As a threshold matter, unless required by contract, a named executive officer is not eligible to receive a bonus under the 2008 Teamshare program if that officer receives an “unsatisfactory” overall subjective individual performance rating, and payment of any bonus is in the Compensation Committee’s discretion if the officer receives a “needs improvement” overall individual performance rating. Accordingly, Teamshare fulfills an important part of our pay for performance philosophy while aligning the interests of our named executive officers and our shareholders. Teamshare also helps meet our recruiting and retention objectives by providing compensation opportunities that are consistent with those prevalent in our market comparator group.

(a)  2008 Teamshare Structure.  Teamshare provides an opportunity for each named executive officer to receive a cash bonus payment equal to a certain percentage of base salary based upon Dollar General’s achievement of a pre-established financial performance measure. As it did in 2007, the Compensation Committee selected as the 2008 Teamshare financial performance measure a measure based upon earnings before interest, taxes, depreciation and amortization (“EBITDA”), with adjustments similar to those made for the purposes of calculating performance targets for our long term incentive program, including exclusions for the impact of:

•

any fee paid to KKR, Goldman Sachs & Co. and any affiliates thereof pursuant to the terms of the Monitoring Fee Letter Agreement dated July 6, 2007;

•

all consulting, accounting, legal, valuation, banking, filing, disclosure and similar costs, fees and expenses directly related to the consideration, negotiation, approval and consummation of the Merger and related financing and any related litigation or settlement of any related litigation; and

•

any unplanned items of a non-recurring or extraordinary nature as determined in good faith by the CEO and CFO and approved by the Committee.

The Committee established the target financial performance level for purposes of the 2008 Teamshare program at $815 million, which, consistent with prior practice, was equal to our annual financial objective. It also was similar to the fiscal 2008 level for vesting of performance-based options granted on July 6, 2007 to the named executive officers. The Committee established the threshold financial performance level, below which no bonus may be paid under the 2008 Teamshare program, at 95% of the target financial performance level. This differed from prior practice which established the threshold level at 90% of the target level as the

Committee believed that a threshold level of 95% of target was more consistent with other companies within the KKR portfolio.

Unlike the Teamshare program in prior years, there was no maximum level of EBITDA performance associated with the 2008 Teamshare program. The Committee felt that setting a maximum EBITDA performance level could discourage employees to strive to achieve EBITDA results beyond the maximum level.

The Committee considered the 2008 Teamshare program target financial performance level to be challenging and generally consistent with the level of difficulty of achievement associated with the our performance-based awards for prior years.  We did not achieve the threshold Teamshare performance level in fiscal years 2006 or 2005. We achieved Teamshare performance levels between threshold and target in fiscal years 2004 and 2002, between target and maximum in fiscal year 2007, and at maximum in fiscal year 2003.

The bonus payable to each named executive officer if Dollar General reached the 2008 target financial performance level was equal to the applicable percentage of each officer’s salary as set forth in the chart below. Such payout levels, which are consistent with prior years’ payout levels, were selected because they are within the median range of the Hewitt data for the market comparator group.

Name	Target Payout Percentage
Mr. Dreiling (1)	100%
Mr. Bere (2)	70%
Mr. Tehle	65%
Ms. Guion	65%
Ms. Lanigan	65%
Mr. Buley	65%
Ms. Lowe	65%

(1)

Mr. Dreiling’s threshold and target bonus percentages are established in his employment agreement with us, and he was guaranteed a payout at least at the threshold level (50% of his target level) for fiscal 2008.

(2)

Per Mr. Bere’s April 9, 2008 letter agreement with us (the “Letter Agreement”), to the extent earned for February and March of 2008, any payout will be based on the Threshold Bonus (35%), Target Bonus (140%) and Maximum Bonus (280%) levels which were contemplated in Mr. Bere’s employment agreement entered into with us in fiscal 2007 (such payout levels had been settled upon as a result of active renegotiations with Mr. Bere when he assumed the position of Interim CEO and were deemed necessary to secure the critical services of Mr. Bere at that time).  We entered into the Letter Agreement at the end of the transition period which followed Mr. Dreiling’s hiring in January 2008 and ran through the date of the Letter Agreement (the “Transition Period”).  The Committee believed it was fair to use the bonus payout levels that were in place under the employment agreement during the Transition Period, but to modify those levels for all months after the Transition Period (as reflected in this table) to reflect the Hewitt data for the market comparator group relative to Mr. Bere’s new position of Chief Strategy Officer.

Payments for financial performance below or above the target level are prorated on a graduated scale commensurate with performance levels in accordance with the following schedule.

% of Target Performance Level	% of Bonus Target
95%	50%
96%	60%
97%	70%
98%	80%
99%	90%
100%	100%
101%	110%
102%	120%
103%	130%
104%	140%
105%	150%
106%	160%
107%	170%
108%	180%
109%	190%
110%(1)	200%(1)

(1)

For every 1% EBITDA increase over 110%, each named executive officer was eligible to receive an additional 7.1491% of his or her bonus target. Individual awards are capped at $2.5 million per the terms of the plan under which our Teamshare program operates.

This pro ration schedule, through 110% of the target EBITDA performance level (the prior maximum EBITDA performance level), is consistent with the pro ration schedule in prior years.  The Committee determined that the pro ration schedule for EBITDA performance above 110% of target should approximate a sharing between Dollar General and the Teamshare participants of 20% of the EBITDA dollars earned above that level.  When calculated against the total incentive dollars that would be paid at 110% of the target EBITDA performance level, the incremental incentive payout equated to an additional 7.1491% of each named executive officer’s bonus target for each additional 1% of EBITDA earned above 110% of the target level.

(b)  2008 Teamshare Results.   Following fiscal 2008, Mr. Dreiling assessed each named executive officer in the context of that officer’s job responsibilities and made a subjective determination as to whether that officer’s performance for fiscal 2008 was satisfactory or unsatisfactory on an overall basis.  A determination of unsatisfactory performance would have precluded that named executive officer from receiving a Teamshare payout for 2008 performance (unless otherwise contractually provided) regardless of whether we achieved our overall, objective EBITDA performance target for fiscal 2008.  A threshold determination of satisfactory performance did not by itself result in any variation in the named executive officer’s incentive compensation.  Rather, satisfactory performance merely created the possibility of a payout under the Teamshare program.  Once a named executive officer’s eligibility was established, the Teamshare payout was determined based upon our objective EBITDA performance.  Because Mr. Dreiling determined that each such person performed satisfactorily overall, as a threshold matter each named executive officer was eligible to receive a 2008 Teamshare payout to the extent we achieved the relevant EBITDA performance level.

The Committee also subjectively reviewed Mr. Dreiling’s individual performance for 2008 in a manner similar to Mr. Dreiling’s evaluations of the other named executive officers discussed above.  The Committee determined that he had performed satisfactorily and as a threshold matter, he was therefore also eligible to receive a 2008 Teamshare payout to the extent we achieved the relevant EBITDA performance level.

In March 2009, the Compensation Committee approved the EBITDA performance level at 217.63% of target. Accordingly, Teamshare payouts in the amount reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table will be made to each named executive officer (other than Mr. Buley and Ms. Lowe who are no longer employed by Dollar General) at the following percentages of base salary:  Mr. Dreiling, 217.63%; Mr. Bere, 177.73%; Mr. Tehle, 141.46%; Ms. Guion, 141.46%; and Ms. Lanigan, 141.46%.

(c)

2009 Teamshare Structure. As it did in 2008, the Compensation Committee selected as the 2009 Teamshare financial performance measure a measure based upon earnings before interest, taxes, depreciation and amortization (“EBITDA”), with adjustments similar to those described above pertaining to the 2008 Teamshare structure. The Committee established the target financial performance level for purposes of the 2009 Teamshare program at a level equal to our annual financial objective, which was consistent with past practice. The Committee considers the 2009 Teamshare program target financial performance level to be challenging and generally consistent with the level of difficulty of achievement associated with the our performance-based awards for prior years (see “2008 Teamshare Structure” above for a discussion of the level of achievement in recent years of the financial performance targets).

As in 2008 and for the same reasons identified under “2008 Teamshare Structure” above, the Committee established the threshold financial performance level, below which no bonus may be paid under the 2009 Teamshare program, at 95% of the target financial performance level, and the Committee did not establish a maximum level of EBITDA performance under the 2009 Teamshare program.

The bonus payable to each named executive officer if Dollar General reaches the 2009 target financial performance level is equal to the applicable percentage of each officer’s salary as set forth in the chart below. Such payout levels, which are consistent with prior years’ payout levels, were selected because they are within the median range of the Hewitt data for the market comparator group.

Name	Target Payout Percentage
Mr. Dreiling (1)	100%
Mr. Bere	70%
Mr. Tehle	65%
Ms. Guion	65%
Ms. Lanigan	65%

(1) Mr. Dreiling’s threshold and target bonus percentages are established in his employment agreement with us.

Payments for financial performance below or above the target level are prorated on the same graduated scale commensurate with performance levels as described under “2008 Teamshare Structure” above, except that for every 1% EBITDA increase over 110% of target, each named executive officer is eligible to receive an additional 9.14% of his or her bonus target.

Long-Term Incentive Program.  Long-term equity incentives motivate named executive officers to focus on long-term success for shareholders. These incentives provide a balance between short-term and long-term goals and are also important to our compensation program’s recruiting and retention objectives because most of the companies in our market comparator group offer them.  Our long-term incentives are designed to compensate named executive officers for a long-term commitment to us, while motivating sustained increases in our financial performance.  We believe that our long-term equity incentive program provides significant motivation and retention value to us for many reasons, most notably:

•

Due to limitations on transferability until the occurrence of certain liquidity events, an investment in our common stock generally is illiquid while the executive remains employed by us. If an executive’s employment with us terminates, we may generally compel him or her to sell that stock back to us for a price determined in accordance with the Management Stockholder’s Agreement between us and that executive.

•

Half of all option awards are time-based and vest over a five-year period, provided the executive continues to be employed by us.  The other half are intended to be performance-based and generally require that Dollar General achieve specified financial targets before those options will vest. These terms are further discussed below.

Equity awards are made under our Board-adopted and shareholder-approved 2007 Stock Incentive Plan for Key Employees (the “2007 Plan”).  Under the current equity award program, a personal financial investment in Dollar General is a prerequisite to eligibility to receive an option grant under the 2007 Plan. In 2007, that personal investment could be made in the form of cash, rollover of stock and/or rollover of in-the-money options issued prior to the Merger. Each named executive officer (other than Mr. Dreiling who joined us in 2008 and is discussed separately below) met the personal investment requirement and, accordingly, received option grants in 2007 under the 2007 Plan. Because the named executive officers received options in 2007, they were not granted any further options in 2008 and are not expected to receive additional options in 2009 absent a job promotion or other special circumstance.

The options granted under the 2007 Plan are divided so that half are time-vested and half are performance-vested based on a comparison of an EBITDA-based performance metric, as described below, against pre-set goals for that performance metric. The combination of time and performance based vesting of these awards is designed to compensate executives for long-term commitment to us, while motivating sustained increases in our financial performance. The options have an exercise price of $5 per share, which was the fair market value on the grant date as determined by our Board of Directors.

The time-vested options vest and become exercisable ratably on each of the five anniversary dates of July 6, 2007 solely based upon continued employment with us over that time period. The performance-vested options are eligible to vest and become exercisable ratably if the Board determines in good faith that we achieve specified annual performance targets based on EBITDA and adjusted as described below. For fiscal 2007 and fiscal 2008 that target was $700 million and $828 million, respectively, which targets were based on the long-term financial plan at the time of the Merger and anticipated permitted adjustments, primarily to account for unique expenses related to the Merger.  If a performance target for a given fiscal year is not met, the performance-based options may still vest and become exercisable on a “catch up” basis if, at the end of a subsequent fiscal year through fiscal 2012, a specified cumulative EBITDA-based performance target is achieved. Because the performance targets are based on our long-term financial plan, we believe these levels, while attainable, require strong performance and execution.

For purposes of calculating the achievement of performance targets for our long-term incentive program, “EBITDA” means earnings before interest, taxes, depreciation and amortization plus transaction, management and/or similar fees paid to KKR and/or its affiliates. In addition, the Board is required to fairly and appropriately adjust the calculation of EBITDA to reflect, to the extent not contemplated in our financial plan, the following: acquisitions, divestitures, any change required by generally accepted accounting principles (“GAAP”) relating to share-based compensation or for other changes in GAAP promulgated by accounting standard setters that, in each case, the Board in good faith determines require adjustment to the EBITDA performance metric we use for our long-term incentive program. Adjustments to EBITDA for purposes of calculating performance targets or our long-term incentive program may not in all circumstances be identical to adjustments to EBITDA for other purposes, including our Teamshare targets and the covenants contained in our principal financial agreements. Accordingly, comparability of such measures is limited.

The specified adjusted EBITDA performance targets were achieved for both fiscal 2007 and fiscal 2008.

Benefits and Perquisites.  We provide benefits and limited perquisites to named executive officers for retention and recruiting purposes, to promote tax efficiency for such persons, and to replace benefit opportunities lost due to regulatory limits. We also provide named executive officers with benefits and perquisites as additional forms of compensation that are believed to be consistent and competitive with benefits and perquisites provided to similar positions in our market comparator group and our industry. Most of the perquisites were established prior to the Merger by the former Compensation Committee, which believed these benefits and perquisites help to attract and retain executive talent. Along with certain benefits offered to named executive officers on the same terms that are offered to all of our salaried employees (such as health and welfare benefits and matching contributions under our 401(k) plan), we provide such persons with certain additional benefits and perquisites.

The named executive officers have the opportunity to participate in the Compensation Deferral Plan (the “CDP”) and the defined contribution Supplemental Executive Retirement Plan (the “SERP”, and together with the CDP, the “CDP/SERP Plan”). Our Compensation Committee determined in 2008 to no longer offer SERP participation to persons to whom employment offers are made after May 28, 2008, including newly hired executive officers.

We provide each named executive officer a life insurance benefit equal to 2.5 times his or her base salary up to a maximum of $3 million. We pay the premiums and gross up such person’s income to pay the tax cost of this benefit. We also provide each named executive officer a disability insurance benefit that provides income replacement of 60% of base salary up to a maximum monthly benefit of $20,000. We pay the cost of this benefit and gross up such officer’s income to pay the tax cost of the premiums of this benefit to the extent necessary to provide benefits comparable to the group plan applicable to all salaried employees.

Each named executive officer may choose either a leased automobile (for which we pay for gasoline, repairs, service and insurance) or a fixed monthly automobile allowance. We provide a gross-up payment to pay the tax cost of the imputed income for both programs.  Since the Compensation Committee believes that executive automobile programs are no longer typical in the competitive retail market, the Committee determined in 2008 to no longer offer an automobile lease or allowance program to persons to whom employment offers are made after May 28, 2008, including newly hired executive officers, and terminated the program for existing named executive officers as of July 6, 2009.

We also provide a relocation assistance program to named executive officers under a policy applicable to officer-level employees, which policy is similar to that offered to certain other employees. In 2008, we incurred relocation expenses for Mr. Dreiling in accordance with this policy and his employment agreement (as discussed below in “Compensation of Mr. Dreiling”) and for Mr. Bere in accordance with the policy.  The significant differences between the relocation assistance available to officers from the relocation assistance available to non-officers are as follows:

•

We provide a pre-move allowance of 5% of the officer’s annual base salary (we cap this allowance at $5,000 for other employees);

•

We provide home sale assistance by offering to purchase the officer’s prior home at an independently determined appraised value in the event the prior home is not sold to an outside buyer (we do not offer this service to other employees);

•

We reimburse officers for all reasonable and customary home purchase closing costs (we limit our reimbursement to other employees to 2% of the purchase price to a maximum of $2,500) except for loan origination fees which are limited to 1%; and

•

We provide 60 days of temporary living expenses (we limit temporary living expenses to 30 days for all other employees).

Compensation of Mr. Dreiling

Mr. Dreiling entered into a five-year employment agreement to become CEO and a member of our Board effective January 21, 2008.  Key compensatory provisions of the agreement include:

•

Minimum annual base salary of $1,000,000.

•

Annual bonus payout range of 50% (threshold), 100% (target) and up to no less than 200% (maximum) of base salary based upon EBITDA performance.  For 2008, Mr. Dreiling was guaranteed to earn at least a threshold level bonus.

•

A signing bonus of $2,000,000.

•

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

•

Payment of the premiums on his personal long-term disability insurance policies.

•

Use of our plane for Mr. Dreiling and his spouse for up to nine trips per year between our headquarters and his second home in California.

•

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

•

Reimbursement of legal fees up to $35,000, grossed-up for taxes, incurred in negotiating and preparing the employment agreement and documents associated with Mr. Dreiling’s equity grants.

•

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

Severance Agreements

As noted above, we have an employment agreement with each of our named executive officers that among other things provide for such officer’s rights upon a termination of employment. We believe that reasonable severance benefits are appropriate to protect the named executive officer against circumstances over which he or she does not have control and as consideration for the promises of non-competition, non-solicitation and non-interference that we require in our employment agreements.

All of our severance provisions in the event of a change-in-control operate under a double trigger, requiring both a change-in-control and a termination event, except for the provisions related to long-term equity incentives under our 2007 Plan.  Under the 2007 Plan, (1) all time-vested options will vest and become immediately exercisable as to 100% of the shares of common stock subject to such options immediately prior to a change-in-control and (2) all performance–vested options will vest and become immediately exercisable as to 100% of the shares of common stock subject to such options immediately prior to a change-in-control if, as a result of the change–in-control, (x) investment funds affiliated with KKR realize a specified internal rate of return on 100% of their aggregate investment, directly or indirectly, in our equity securities (the “Sponsor Shares”) and (y) the investment funds affiliated with KKR earn a specified cash return on 100% of the Sponsor Shares; provided, however, that in the event that a change-in-control occurs in which more than 50% but less than 100% of our common stock or other voting securities or the common stock or other voting securities of Buck Holdings, L.P. is sold or otherwise disposed of, then the performance-vested options will become vested up to the same percentage of Sponsor Shares on which investment funds affiliated with KKR achieve a specified internal rate of return on their aggregate investment and earn a specified return on their Sponsor Shares.

Payments to Mr. Buley and Ms. Lowe in Connection with Employment Separation

Mr. Buley’s and Ms. Lowe’s employment with us ended in April 2008 and September 2008, respectively. Payments and other benefits to Mr. Buley and Ms. Lowe in connection with these employment terminations are itemized under “Potential Payments Upon Termination or Change-in-Control” below and generally were in accordance with the terms of their employment agreements.  In recognition of her service to Dollar General, we transferred to Ms. Lowe title to her Company-leased automobile in connection with her separation from our employment. In addition, we extended health insurance coverage benefits to Ms. Lowe and her eligible dependents from the date of her employment termination through December 31, 2008. Ms. Lowe bore the entire cost of this coverage extension.

Considerations Associated with Regulatory Requirements

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), disallows a Federal income tax deduction to publicly held companies for compensation paid to specified executive officers to the extent that compensation exceeds $1 million per covered officer in any fiscal year. This limitation applies only to compensation that is not considered performance-based. Because our common stock is not publicly traded, Section 162(m) will not limit the tax deductibility of any executive compensation for 2008.

The Compensation Committee administers our compensation programs with the good faith intention of complying with Section 409A of the Internal Revenue Code, which relates to the taxation of nonqualified deferred compensation arrangements.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated under the Exchange Act. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this document.

This report has been furnished by:

•

Michael M. Calbert, Chairman

•

Raj Agrawal

•

Adrian Jones

This Compensation Committee Report is deemed furnished, not filed, in this document and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the Compensation Committee Report in this manner.

Summary Compensation Table

The following table summarizes compensation paid to or earned by our named executive officers in each of fiscal 2008, fiscal 2007 and fiscal 2006. We have omitted from this table the column for Change in Pension Value and Nonqualified Deferred Compensation Earnings as no amounts are required to be reported in such column for any named executive officer.

Name and Principal Position (1)	Year	Salary ($) (2)	Bonus ($) (3)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($) (6)	All Other Compensation ($)		Total ($)
Richard W. Dreiling, Chairman & Chief Executive Officer	2008 2007	1,000,038 34,615	-- 2,000,000	1,103,306 36,777	1,395,576 42,174	2,176,300 41,760	342,645 62,141	(7)	6,017,865 2,217,467
David L. Bere, President & Chief Strategy Officer	2008 2007	739,053 717,528	-- --	-- 974,231	1,212,228 1,381,712	1,319,885 1,009,400	211,275 187,046	(8)	3,482,441 4,269,917
David M. Tehle, Executive Vice President & Chief Financial Officer	2008 2007 2006	612,358 594,523 580,022	-- -- 188,500	-- 632,162 235,247	592,644 1,149,922 194,127	870,431 493,213 --	153,431 130,464 121,126	(9)	2,228,864 3,000,284 1,319,022
Kathleen R. Guion, Executive Vice President, Division President, Store Operations & Store Development	2008 2007 2006	581,689 512,520 500,019	-- -- 162,500	-- 521,453 206,455	471,422 917,214 154,982	841,684 425,184 --	141,333 115,011 151,971	(10)	2,036,128 2,491,382 1,175,927
Susan S. Lanigan, Executive Vice President & General Counsel	2008	432,874	--	--	363,668	615,305	93,315	(11)	1,505,162
Beryl J. Buley, Former Division President, Merchandising, Marketing & Supply Chain	2008 2007 2006	124,131 589,398 575,022	-- -- 186,875	-- 690,116 183,223	(35,357) 1,065,045 180,669	-- 488,962 --	2,052,060 111,234 273,801	(12)	2,140,834 2,944,755 1,399,590
Challis M. Lowe, Former Executive Vice President, Human Resources	2008 2007 2006	269,754 420,266 404,182	-- -- 133,250	-- 512,771 130,813	155,258 768,251 117,933	-- 348,651 --	1,540,836 118,133 174,322	(13)	1,965,848 2,168,072 960,500

(1)

Mr. Dreiling was hired on January 21, 2008.  Mr. Bere joined the Company in December 2006. Ms. Lanigan joined the Company in July 2002, but was not a named executive officer in fiscal 2007 or fiscal 2006.  Mr. Buley and Ms. Lowe separated from the Company on April 15, 2008 and September 15, 2008, respectively.

(2)

All named executive officers deferred a portion of their fiscal 2008 salaries under the CDP. The amounts of such deferrals are included in the Nonqualified Deferred Compensation Table. All named executive officers also contributed a portion of their fiscal 2008 salary to our 401(k) Plan. All named executive officers (other than Mr. Dreiling) for which fiscal 2007 salaries are reported in this column deferred a portion of their fiscal 2007 salaries under the CDP and contributed a portion of their salaries to our 401(k) Plan.  All named executive officers for which fiscal 2006 salaries are reported in this column deferred a portion of their fiscal 2006 salaries under the CDP and contributed a portion of their salaries to our 401(k) Plan.

(3)

The 2007 amount for Mr. Dreiling represents the signing bonus paid pursuant to his employment agreement.  The 2006 amounts represent a one-time discretionary bonus awarded to these named executive officers for fiscal 2006.

(4)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with Statement of Financial Accounting Standards 123(R) (“SFAS 123(R)”), but disregarding the estimate of forfeitures related to service-based vesting conditions, for outstanding awards of restricted stock and restricted stock units (“RSUs”).  Prior to the Merger, the expense was recorded on a straight-line basis over the restriction period based on the market price of the underlying stock on the grant date. There were no forfeitures of restricted stock or RSUs held by the named executive officers during fiscal 2008, fiscal 2007 or fiscal 2006. For more information regarding the assumptions used in the valuation of these awards, see Note 10 of the annual consolidated financial statements included in this document. As a result of the Merger, all restricted stock and RSU awards outstanding immediately before the Merger vested and, therefore, all remaining compensation expense associated with those awards was recognized in fiscal 2007 in accordance with SFAS 123(R).

(5)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R), but disregarding the estimate of forfeitures related to service-based vesting conditions, for stock options. Option awards were valued under the fair value method of SFAS 123(R) using the Black-Scholes option pricing model with the following assumptions:

	March 16, 2006	March 23, 2007	July 7, 2007	January 21, 2008
Expected dividend yield	.82%	.91%	0%	0%
Expected stock price volatility	28.7%	18.5%	42.3%	41.1%
Risk-free interest rate	4.7%	4.5%	4.9%	3.7%
Expected life of options (years)	5.7	5.7	7.5	7.3
Exercise price	$17.54	$21.25	$5.00	$5.00
Stock price on date of grant	$17.54	$21.25	$5.00	$5.00

For more information regarding the assumptions used in the valuation of these awards, see Note 10 of the annual consolidated financial statements included in this document.  As a result of the Merger, all options outstanding immediately before the Merger vested and, therefore, all compensation expense associated with those awards was recognized in fiscal 2007 in accordance with SFAS 123(R). In connection with their employment separations, Mr. Buley and Ms. Lowe had 787,500 and 540,000 options, respectively, that were forfeited in fiscal 2008 and, as a result of those forfeitures, certain previously recorded expenses related to these options were reversed.  Mr. Tehle and Ms. Guion had 63,000 and 50,300 options, respectively, that were forfeited in fiscal 2007 as a result of the Merger.  There were no forfeitures of options held by named executive officers in fiscal 2006.

(6)

Represents amounts earned pursuant to our Teamshare bonus program for fiscal 2008 and fiscal 2007.  See the discussion of the “Short-Term Incentive Plan” in “Compensation Discussion and Analysis” above.  The 2007 amount reported for Mr. Dreiling represents a prorated payment for the number of days worked in fiscal 2007.  Mr. Bere and Ms. Guion each deferred 5% of his or her fiscal 2008 bonus payments under the CDP. Messrs. Bere and Buley and Ms. Guion deferred 5%, 20% and 5%, respectively, of their fiscal 2007 bonus payments under the CDP. No amounts were earned under our Teamshare bonus program for fiscal 2006 because we did not meet the financial performance level required for a payout.

(7)

Includes $45,840 for tax reimbursements related to relocation, $26,200 for tax reimbursements related to our payment of certain legal expenses, $7,832 for tax reimbursements related to life and disability insurance premiums,  $5,183 for premiums paid under Mr. Dreiling’s existing portable long-term disability policies, $4,167 for our match contributions to the CDP, $3,824 for premiums paid under our life and disability insurance programs, and $249,599 which represents the aggregate incremental cost of providing certain perquisites, including $114,647 for costs associated with personal airplane usage, $76,641 for costs associated with relocation, $33,706 for reimbursement of legal expenses incurred in connection with negotiating his employment agreement with us, $21,000 for an annual automobile allowance, and other amounts which individually did not equal the greater of $25,000 or 10% of total perquisites, including a decorative plaque, expenses related to attendance at entertainment events, and a racing scanner/headset.  The aggregate incremental cost related to the personal airplane usage was calculated using costs we would not have incurred but for the usage (including costs incurred as a result of “deadhead” legs of personal flights), including fuel costs, maintenance costs, engine restoration/reserve fees, crew expenses, landing, parking and other associated fees, and supplies and catering costs. The aggregate incremental cost related to relocation included moving expenses, househunting meal and transportation expenses, temporary living expenses, and closing costs incurred in connection with his new home (such as loan origination fees, points and other closing fees).

(8)

Includes $130,999 for our contributions to the SERP, $25,363 for our match contributions to the CDP, $11,586 for our match contributions to the 401(k) Plan, $13,407 for the reimbursement of taxes related to life and disability insurance premiums, the personal use of a company-leased automobile, and the receipt of a holiday gift, $4,081 for premiums paid under our life and disability insurance programs, and $25,839 which represents the aggregate incremental cost of providing certain perquisites, including $18,698 for personal use of a company-leased automobile and other amounts which individually did not equal the greater of $25,000 or 10% of total perquisites, including costs associated with relocation, expenses related to attendance at entertainment events, costs incurred in connection with a medical physical examination, and a holiday gift.

(9)

Includes $82,806 for our contributions to the SERP, $19,043 for our match contributions to the CDP, $11,571 for our match contributions to the 401(k) Plan, $3,829 for the reimbursement of taxes related to life and disability insurance premiums and the receipt of a holiday gift, $3,325 for premiums paid under our life and disability insurance programs, and $32,858 which represents the aggregate incremental cost of providing certain perquisites, including $21,000 for an automobile allowance and other amounts which individually did not equal the greater of $25,000 or 10% of total perquisites, including expenses related to Mr. Tehle’s and his guests’ attendance at entertainment events, and a holiday gift.

(10)

Includes $75,015 for our contributions to the SERP, $17,251 for our match contributions to the CDP, $11,792 for our match contributions to the 401(k) Plan, $6,052 for the reimbursement of taxes related to life and disability insurance premiums and the receipt of a holiday gift, $3,860 for premiums paid under our life and disability insurance programs, and $27,363 which represents the aggregate incremental cost of providing certain perquisites, including $21,000 for an automobile allowance and other amounts which individually did not equal the greater of $25,000 or 10% of total perquisites, including a directed donation to charity, expenses related to attendance at entertainment events, and a holiday gift.

(11)

Includes $35,121 for our contributions to the SERP, $11,550 for our match contributions to the 401(k) Plan, $10,091 for our match contributions to the CDP, $9,150 for the reimbursement of taxes related to life and disability insurance premiums, the personal use of a company-leased automobile, and the receipt of a holiday gift, $2,494 for premiums paid under our life and disability insurance programs, and $24,909 which represents the aggregate incremental cost of providing certain perquisites, including $12,128 for personal use of a company-leased automobile, $7,162 for a pro-rated automobile allowance, and other amounts which individually did not equal the greater of $25,000 or 10% of total perquisites, including expenses related to Ms. Lanigan’s and her guests’ attendance at entertainment events, costs incurred in connection with a medical physical exam, and a holiday gift.

(12)

Includes $2,044,598 paid in connection with Mr. Buley’s employment termination (see “Potential Payments upon Termination or Change-in-Control” below), $5,834 for our match contributions to the 401(k) Plan, $894 for the reimbursement of taxes related to life and disability insurance premiums, and $734 for premiums paid under our life and disability insurance programs. Excludes the aggregate incremental cost of providing certain perquisites to Mr. Buley which totaled less than $10,000.

(13)

Includes $1,487,873 paid in connection with Ms. Lowe’s employment termination (including $1,455,223 in severance and $32,650 which constituted the fair market value of a company vehicle transferred to Ms. Lowe in connection with her termination.  See “Potential Payments upon Termination or Change-in-Control” below.), $12,895 for the reimbursement of taxes related to life and disability insurance premiums and the personal use of a company-leased automobile, $9,412 for our match contributions to the 401(k) Plan, $3,747 for our match contributions to the CDP, $2,929 for premiums paid under our life and disability insurance programs, and $23,980 which represents the aggregate incremental cost of providing certain perquisites, including $18,260 for personal use of a company-leased automobile and other amounts which individually did not equal the greater of $25,000 or 10% of total perquisites, including a directed charitable donation and costs incurred in connection with a medical physical exam.

Grants of Plan-Based Awards in Fiscal 2008

The table below sets forth each named executive officer’s annual Teamshare bonus opportunity established for fiscal 2008. Actual bonus amounts earned by each named executive officer for fiscal 2008 as a result of our EBITDA performance are set forth in the Summary Compensation Table above and represent prorated payment on a graduated scale for performance above the target EBITDA performance level, but below the maximum payout cap of $2.5 million, for each of the named executive officers.  Mr. Buley and Ms. Lowe did not receive a Teamshare payout for fiscal 2008 due to their employment separations from the Company prior to the end of the fiscal year.  See “Short-Term Incentive Plan” in “Compensation Discussion and Analysis” above for further discussion of the fiscal 2008 Teamshare program.

We did not make any equity awards to our named executive officers in fiscal 2008.  Accordingly, we have omitted from this table all columns pertaining to equity grants.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Mr. Dreiling	500,000	1,000,000	2,500,000
Mr. Bere	303,241	606,481	2,500,000
Mr. Tehle	199,980	399,959	2,500,000
Ms. Guion	193,375	386,750	2,500,000
Ms. Lanigan	141,365	282,730	2,500,000
Mr. Buley	198,256	396,512	2,500,000
Ms. Lowe	141,365	282,730	2,500,000

Outstanding Equity Awards at 2008 Fiscal Year-End

The table below sets forth information regarding outstanding equity awards held by our named executive officers as of the end of fiscal 2008, including (1) equity awards granted under our 2007 Stock Incentive Plan; and (2) Rollover Options, as defined and discussed following the table, granted under our 1998 Stock Incentive Plan.  We have omitted from this table the columns pertaining to stock awards under equity incentive plans because they are inapplicable.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Mr. Dreiling	250,000	(5)	1,000,000	--	5.00	07/06/2017	--	--
	500,000	(6)	--	750,000	5.00	07/06/2017	--	--
	--		--	--	--	--	890,000	4,895,000
Mr. Bere	5,809	(7)	--	--	1.25	08/12/2012	--	--
	17,590	(8)	--	--	1.25	03/13/2013	--	--
	25,313	(9)	--	--	1.25	03/23/2017	--	--
	225,000	(5)	900,000	--	5.00	07/06/2017	--	--
	450,000	(6)	--	675,000	5.00	07/06/2017	--	--
Mr. Tehle	54,426	(10)	--	--	1.25	08/09/2014	--	--
	44,464	(11)	--	--	1.25	08/24/2014	--	--
	83,134	(12)	--	--	1.25	03/16/2016	--	--
	9,983	(9)	--	--	1.25	03/23/2017	--	--
	110,000	(5)	440,000	--	5.00	07/06/2017	--	--
	220,000	(6)	--	330,000	5.00	07/06/2017	--	--
Ms. Guion	22,942	(13)	--	--	1.25	12/02/2013	--	--
	35,504	(11)	--	--	1.25	08/24/2014	--	--
	66,364	(12)	--	--	1.25	03/16/2016	--	--
	7,976	(9)	--	--	1.25	03/23/2017	--	--
	87,500	(5)	350,000	--	5.00	07/06/2017	--	--
	175,000	(6)	--	262,500	5.00	07/06/2017	--	--
Ms. Lanigan	39,379	(7)	---	--	1.25	08/12/2012	--	--
	10,483	(14)	--	--	1.25	08/26/2013	--	--
	21,133	(11)	--	--	1.25	08/24/2014	--	--
	59,466	(12)	--	--	1.25	03/16/2016	--	--
	7,146	(9)	--	--	1.25	03/23/2017	--	--
	67,500	(5)	270,000	--	5.00	07/06/2017	--	--
	135,000	(6)	--	202,500	5.00	07/06/2017	--	--
Mr. Buley	--		--	--	--	--	--	--
Ms. Lowe	--		--	--	--	--	--	--

(1)

The options reported in this column were granted under our 2007 Stock Incentive Plan and are scheduled to vest 25% per year on July 6, 2009, July 6, 2010, July 6, 2011 and July 6, 2012. In addition, these options are subject to certain accelerated vesting provisions as described in “Potential Payments upon Termination or Change-in-Control” below.

(2)

If we achieve specific EBITDA targets, options reported in this column, which were granted under our 2007 Stock Incentive Plan, are eligible to vest 1/3 per year on January 29, 2010, January 28, 2011, and February 3, 2012.  If an annual EBITDA target is not met, these options may still vest on a “catch up” basis if, at the end of fiscal years 2009, 2010, 2011, or 2012, the applicable cumulative EBITDA target is achieved.  These options also are subject to certain accelerated vesting provisions as described in “Potential Payments upon Termination or Change-in-Control” below.

(3)

These restricted shares were granted under our 2007 Stock Incentive Plan and are scheduled to vest upon the earliest to occur of:  a change in control of the Company, an initial public offering of the Company, Mr. Dreiling’s termination without cause or due to death or disability, Mr. Dreiling’s resignation for good reason, or February 3, 2012.

(4)

Based on a per share fair market value of $5.50 as of January 30, 2009 as determined by our Board in good faith.  Such good faith determination was based upon (a) a third party valuation as of January 30, 2009; (b) management’s opinion that no events have occurred between such third party valuation date and the date of the Board’s determination that would materially change the information used as a basis for such third party valuation; and (c) all other material factors known to the Board at the time of the determination, including a report on material pending and threatened litigation and financial results through the end of the period immediately preceding the date of such valuation.

(5)

These options were granted under our 2007 Stock Incentive Plan and vested on July 6, 2008.

(6)

These options were granted under our 2007 Stock Incentive Plan and vested 50% as of February 1, 2008 and 50% as of January 30, 2009.

(7)

The options for which these Rollover Options were exchanged vested on August 12, 2003.

(8)

The options for which these Rollover Options were exchanged vested on March 13, 2004.

(9)

The options for which these Rollover Options were exchanged vested on July 6, 2007.

(10)

The options for which these Rollover Options were exchanged vested 25% on August 9, 2005 and 75% on February 3, 2006.

(11)

The options for which these Rollover Options were exchanged vested 25% on August 24, 2005 and 75% on February 3, 2006.

(12)

The options for which these Rollover Options were exchanged vested 25% on March 16, 2007 and 75% on July 6, 2007.

(13)

The options for which these Rollover Options were exchanged vested 25% per year on December 2, 2004 and December 2, 2005 and 50% on February 3, 2006.

(14)

The options for which these Rollover Options were exchanged vested 25% per year on August 26, 2004, August 26, 2005, August 26, 2006 and July 6, 2007.

Mr. Buley and Ms. Lowe held no outstanding equity awards at fiscal year end due to their separation from our employment during fiscal 2008. See “Option Exercises and Stock Vested During Fiscal 2008”.

In connection with the Merger, certain named executive officers elected to roll over all or a portion of their options held prior to the Merger (the “Rollover Options”) rather than receive in exchange for each such option the cash Merger consideration, without interest and less applicable withholding taxes, equal to $22.00 less the exercise price of each option. The exercise price of the Rollover Options and the number of shares underlying the Rollover Options were adjusted as a result of the Merger to provide their pre-Merger value equivalents. The Rollover Options are fully vested and are deemed to have been granted, and otherwise continue, under the terms of our 1998 Stock Incentive Plan under which the original options were issued.

See “Long-Term Incentive Program” in “Compensation Discussion and Analysis” above for discussion of the terms of the equity awards granted under the 2007 Stock Incentive Plan.

Option Exercises and Stock Vested During Fiscal 2008

In connection with Mr. Buley’s and Ms. Lowe’s employment separations, we exercised our call rights under our Management Stockholder’s Agreement with each of Mr. Buley and Ms. Lowe to purchase all of our outstanding equity owned by each such executive, including shares of stock previously purchased from us by each executive as well as all vested options and Rollover Options held by each executive. All unvested options held by Mr. Buley and Ms. Lowe were automatically cancelled upon the employment terminations.  The table below provides information regarding the value realized by Mr. Buley and Ms. Lowe upon our purchase of vested stock options and Rollover Options pursuant to each Management Stockholder’s Agreement. The vested options and Rollover Options were cancelled upon their purchase by us from each of Mr. Buley and Ms. Lowe. We have omitted from this table the columns pertaining to stock awards because they are inapplicable.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Mr. Dreiling	--	--
Mr. Bere	--	--
Mr. Tehle	--	--
Ms. Guion	--	--
Ms. Lanigan	--	--
Mr. Buley	--	754,864
Ms. Lowe	--	396,375

(1)

Represents the aggregate dollar amount realized by each named executive officer upon the transfer of vested options and Rollover Options to us when we exercised our call rights under the applicable Management Stockholder’s Agreement. The value realized is computed by multiplying the number of vested options and Rollover Options by the difference between the per share fair market value of our common stock as determined by our Board as of the last day of the month preceding the call ($5.00) and the per share exercise price of the vested options ($5.00) and Rollover Options ($1.25). Such good faith determination was based upon (a) a third party valuation as of May 2, 2008; (b) management’s opinion that no events have occurred between such third party valuation date and the date of the Board’s determination that would materially change the information used as a basis for such third party valuation; and (c) all other material factors known to the Board at the time of the determination, including a report on material pending and threatened litigation and financial results through the end of the period immediately preceding the date of such valuation.  The amounts reported in this column were previously reported in the same column in the Option Exercises and Stock Vested Table in our Form 10-K for the 2007 fiscal year because they represented the value that the applicable named executive officer would have received in the Merger in exchange for options held prior to the Merger, but which value the executive chose to roll over into the Rollover Options that we called in 2008. Ms. Lowe also realized $130,275 not reflected in this table as a result of our call of shares of stock that she previously purchased from us at fair market value.

Pension Benefits

Fiscal 2008

We have omitted the Pension Benefits table as it is inapplicable.

Nonqualified Deferred Compensation

Fiscal 2008

Information regarding each named executive officer’s participation in our CDP/SERP Plan is included in the following table. The material terms of the CDP/SERP Plan are described after the table.  Please also see “Benefits and Perquisites” in “Compensation Discussion and Analysis” above.

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (4)
Mr. Dreiling	4,167	4,167	(79)	--	8,254
Mr. Bere	87,423	156,361	(81,064)	--	290,801
Mr. Tehle	30,618	101,849	(144,526)	--	320,529
Ms. Guion	50,840	92,266	(103,543)	--	336,169
Ms. Lanigan	21,644	45,212	(82,568)	--	175,427
Mr. Buley	105,240	--	(125,394)	--	173,182
Ms. Lowe	13,488	3,747	(67,307)	--	125,992

(1)

Reported as "Salary" in the Summary Compensation Table.

(2)

Reported as "All Other Compensation" in the Summary Compensation Table.

(3)

The amounts shown in this column are not reported in the Summary Compensation Table because they do not represent above-market or preferential earnings.

(4)

Includes the following amounts previously reported as compensation to each named executive officer in the Summary Compensation Table in the Form 10-K or proxy statements, as applicable, filed for the fiscal years indicated:

Name	Fiscal 2007 ($)	Fiscal 2006 ($)	Fiscal 2005 ($)	Fiscal 2004 ($)*
Mr. Dreiling	--	--	--	--
Mr. Bere	122,431	--	--	--
Mr. Tehle	117,642	102,104	84,387	3,333
Ms. Guion	98,597	61,503	43,168	57,689
Ms. Lanigan	--	--	--	42,976
Mr. Buley	92,323	89,392	4,792	--
Ms. Lowe	72,162	91,496	--	--

*

Amounts for Mss. Guion and Lanigan represent the respective aggregate amounts previously reported in the Summary Compensation Table contained in the proxy statement filed in calendar year 2005 with respect to compensation in fiscal years 2002, 2003 and 2004.

Pursuant to the CDP, named executive officers may annually elect to defer up to 65% of base salary if their compensation is in excess of the Internal Revenue Service limit set forth in Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and up to 100% of bonus pay if their compensation equals or exceeds the Internal Revenue Service highly compensated limit under Section 414(g)(1)(B) of the Internal Revenue Code. We currently match base pay deferrals at a rate of 100%, up to 5% of annual salary, with annual salary offset by the amount of match-eligible salary under the 401(k) plan. All named executive officers are 100% vested in all compensation and matching deferrals and earnings on those deferrals.

Pursuant to the SERP, we make an annual contribution equal to a certain percentage of a participant's annual salary and bonus to all participants who are actively employed in an eligible job grade on January 1 and continue to be employed as of December 31 of a given year. Persons hired after May 27, 2008 (the “Eligibility Freeze Date”) are not eligible to participate in the SERP. The contribution percentage is based on age, years of service and job grade. The fiscal 2008 contribution percentage for each eligible named executive officer was 7.5% for Mr. Bere, Mr. Tehle and Ms. Guion and 4.5% for Ms. Lanigan. Mr. Buley and Ms. Lowe were not eligible for a fiscal 2008 contribution due to their employment separations prior to December 31, 2008.  Mr. Dreiling was not eligible for a fiscal 2008 contribution because he was not employed by us as of January 1, 2008.

As a result of the Merger, which constituted a change-in-control under the CDP/SERP Plan, all previously unvested SERP amounts vested on July 6, 2007. For newly eligible SERP participants after July 6, 2007 but prior to the Eligibility Freeze Date, SERP amounts vest at the earlier of the participant's attainment of age 50 or the participant's being credited with 10 or more "years of service", or upon termination of employment due to death or "total and permanent disability" or upon a “change-in-control”, all as defined in the CDP/SERP Plan.

The amounts deferred or contributed to the CDP/SERP Plan are credited to a liability account, which is then invested at the participant's option in an account that mirrors the performance of a fund or funds selected by the Compensation Committee or its delegate (the "Mutual Fund Options"). Beginning on August 2, 2008, these funds are identical to the funds offered in our 401(k) Plan.

A participant who ceases employment with at least 10 years of service or after reaching age 50 and whose CDP account balance or SERP account balance exceeds $25,000 may elect for that account balance to be paid in cash by (a) lump sum, (b) monthly installments over a 5, 10 or 15-year period or (c) a combination of lump sum and installments.  Otherwise, payment is made in a lump sum.  The vested amount will be payable at the time designated by the Plan upon the participant's termination of employment. A participant's CDP/SERP benefit normally is payable in the following February if employment ceases during the first 6 months of a calendar year or is payable in the following August if employment ceases during the last 6 months of a calendar year. However, participants may elect to receive an in-service lump sum distribution of vested amounts credited to the CDP account, provided that the date of distribution is no sooner than 5 years after the end of the year in which the amounts were deferred. In addition, a participant who is actively employed may request an "unforeseeable emergency hardship" in-service lump sum distribution of vested amounts credited to the participant’s CDP account.  Account balances deemed to be invested in the Mutual Fund Options are payable in cash.  As a result of the Merger, the CDP/SERP Plan liabilities through July 6, 2007 were fully funded into an irrevocable rabbi trust. We also funded into the rabbi trust deferrals into the CDP/SERP Plan between July 6, 2007 and October 15, 2007. All CDP/SERP Plan liabilities incurred on or after October 15, 2007 are unfunded.

Potential Payments upon Termination or Change-in-Control

Other than with respect to Mr. Buley and Ms. Lowe, the tables below reflect potential payments to each of our named executive officers in various termination and change-in-control scenarios based on compensation, benefit, and equity levels in effect on January 30, 2009. The amounts shown assume that the termination or change-in-control event was effective as of January 30, 2009. For stock valuations, we have assumed that the price per share is the fair market value of our stock on January 30, 2009 ($5.50), which was the value determined by our Board of Directors in good faith based upon a third party valuation as of January 30, 2009 and the other factors described in footnote 4 to the table set forth under “Outstanding Equity Awards at 2008 Fiscal Year-End” above . The amounts shown are merely estimates. We cannot determine the actual amounts to be paid until the time of the named executive officer’s termination of employment or the time of a change-in-control.

Because Mr. Buley’s and Ms. Lowe’s employment separations occurred prior to the end of fiscal 2008, we discuss below, and the tables below present, the payments they actually received in connection with such employment separations.

Payments Regardless of Manner of Termination

Regardless of the termination scenario, the named executive officers will receive (and Mr. Buley and Ms. Lowe received) earned but unpaid base salary through the employment termination date, along with any other payments or benefits owed under any of our plans or agreements covering the named executive officer as governed by the terms of those plans or agreements. These benefits include vested amounts in the CDP/SERP Plan discussed under “Nonqualified Deferred Compensation” above.

The tables below exclude any amounts payable to the named executive officer to the extent that they are available generally to all salaried employees and do not discriminate in favor of our executive officers.

Payments Upon Termination Due to Retirement

Retirement is not treated differently from any other voluntary termination without good reason (as defined under the relevant agreements) under any of our plans or agreements for named executive officers, except that all Rollover Options will remain exercisable for a period of 3 years following the named executive officer’s retirement unless the options expire earlier.  To be entitled to the extended exercise period for the Rollover Options, the retirement must occur on or after the named executive officer reaches the age of 65 or, with our express consent, prior to age 65 in accordance with any applicable early retirement policy then in effect or as may be approved by our Compensation Committee.

Payments Upon Termination Due to Death or Disability

In the event of death or disability, with respect to each named executive officer:

•

The 20% portion of the time-based options that would have become exercisable on the next anniversary date of the Merger if the named executive officer had remained employed with us through that date will become vested and exercisable.

•

The 20% portion of the performance-based options that would have become exercisable in respect of the fiscal year in which the named executive officer’s employment terminates if the named executive officer had remained employed with us through that date, will remain outstanding through the date we determine whether the applicable performance targets are met for that fiscal year.  If the performance targets are met for that fiscal year, that 20% portion of the performance-based options will become exercisable on such performance-vesting determination date. Otherwise, that 20% portion will be forfeited.

•

All unvested options will be forfeited, and vested options generally may be exercised (by the employee’s survivor in the case of death) for a period of 1 year (3 years in the case of Rollover Options) from the service termination date unless we purchase such vested options in total at the fair market value of the shares of our common stock underlying the vested options less the aggregate exercise price of the vested options.

In the event of death, each named executive officer’s beneficiary will receive payments under our group life insurance program in an amount, up to a maximum of $3 million, equal to 2.5 times the named executive officer’s annual base salary. We have excluded from the tables below amounts that the named executive officer would receive under our disability insurance program since the same benefit level is provided to all of our salaried employees. The named executive officer’s CDP/SERP Plan benefit also becomes fully vested (to the extent not already vested) upon his or her death and is payable in a lump sum within 60 days after the end of the calendar quarter in which the named executive officer’s death occurs.

In the event of disability, each named executive officer’s CDP/SERP Plan benefit becomes fully vested (to the extent not already vested) and is payable in a lump sum within 60 days after the end of the calendar quarter in which we receive notification of the determination of the named executive officer’s disability by the Social Security Administration.

In addition to the foregoing payments and benefits, in the event of Mr. Dreiling’s death or termination of employment due to disability, any then unvested shares of his 890,000 restricted shares will vest. In the event of Mr. Dreiling’s termination of employment due to disability, he will also be entitled to receive any incentive bonus accrued in respect of any of our previously completed fiscal years but unpaid as of the date of his termination. In the event of his termination of employment due to his disability, he will also receive a lump sum cash payment, payable at the time annual bonuses are paid to our other senior executives, equal to a pro-rata portion of his annual incentive bonus, if any, that he would have been entitled to receive, if such termination had not occurred, for the fiscal year in which his termination occurred.

In the event Mr. Bere’s employment is terminated due to death or disability, he will also be entitled to receive any incentive bonus accrued in respect of any of our previously completed fiscal years but unpaid as of the date of such termination.

For purposes of the named executive officers’ employment agreements, other than Mr. Dreiling’s, “disability” means the employee must be disabled for purposes of our long-term disability insurance plan. For purposes of Mr. Dreiling’s employment agreement, “disability” means he must be disabled for purposes of our long-term disability insurance plan or for purposes of his portable long-term disability insurance policy. For purposes of the CDP/SERP Plan, “disability” means total and permanent disability for purposes of entitlement to Social Security disability benefits.

Payments Upon Voluntary Termination

The payments to be made to a named executive officer upon voluntary termination vary depending upon whether the named executive officer resigns with or without “good reason” or after our failure to offer to renew, extend or replace the named executive officer’s employment agreement under certain circumstances. For purposes of each named executive officer, “good reason” generally means (as more fully described in the applicable employment agreement):

•

a reduction in base salary or target bonus level;

•

our material breach of the named executive officer’s employment agreement;

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

•

relocation of our principal executive offices outside of the middle-Tennessee area or basing the officer anywhere other than our principal executive offices; or

•

assignment of duties inconsistent, or the significant reduction of the title, powers and functions associated, with the named executive officer’s position, all without the named executive officer’s written consent. For all named executive officers other than Mr. Dreiling, such acts will not constitute good reason if it results from our restructuring or realignment of duties and responsibilities for business reasons that leaves the named executive officer at the same compensation and officer level and with similar responsibility levels or results from the named executive officer’s failure to meet performance criteria.

No event (in the case of Messrs. Dreiling and Bere, no isolated, insubstantial and inadvertent event not in bad faith) will constitute "good reason" if we cure the claimed event within 30 days (10 business days in the case of Messrs. Dreiling and Bere) after receiving notice from the named executive officer.

Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement.  If any named executive officer resigns with good reason, all then unvested option grants held by that officer will be forfeited. Unless we purchase any then vested options (including Rollover Options) in total at a price equal to the fair market value of the shares underlying the vested options, less the aggregate exercise price of the vested options, the named executive officer generally may exercise vested options for a period of 180 days (90 days in the case of Rollover Options) from the termination date.

Any unvested shares of Mr. Dreiling’s 890,000 shares of restricted stock will vest if he resigns with good reason.

In the event any named executive officer (other than Mr. Dreiling or Mr. Bere) resigns under the circumstances described in (2) below, or in the event we fail to extend the term of Mr. Dreiling’s employment as provided in (3) below, the relevant named executive officer’s equity will be treated as described under “Voluntary Termination without Good Reason” below.

Additionally, if the named executive officer (1) resigns with good reason, or (2) in the case of named executive officers other than Mr. Dreiling and Mr. Bere, resigns within 60 days of our failure to offer to renew, extend or replace the named executive officer’s employment agreement before, at or within 60 days after the end of the agreement's term (unless we enter into a mutually acceptable severance arrangement or the resignation is a result of the named executive officer’s voluntary retirement or termination), or (3) in the case of Mr. Dreiling, in the event we elect not to extend the term of his employment by providing 60 days prior written notice before the applicable extension date, then the named executive officer will receive the following benefits as soon as administratively practicable after the 60th day after termination of employment but contingent upon the execution and effectiveness of a release of certain claims against us and our affiliates in the form attached to the named executive officer’s employment agreement:

•

Continuation of base salary, as in effect immediately before the termination, for 24 months payable in accordance with our normal payroll cycle and procedures (Mr. Bere will instead receive a lump sum payment equal to 2 times his base salary in effect on July 6, 2007).

•

A lump sum payment equal to 2 times the named executive officer’s target incentive bonus then in effect (Mr. Dreiling’s target incentive bonus payment instead will be payable over 24 months; Mr. Bere will instead receive a lump sum payment equal to 2 times the target incentive bonus he was eligible to earn under our bonus plan as in effect on July 6, 2007).

•

A lump sum payment equal to 2 times our annual contribution for the named executive officer’s participation in our medical, dental and vision benefits program (in the case of Mr. Dreiling, the medical, dental and vision benefit instead will be in the form of a continuation of these benefits to Mr. Dreiling, his spouse and his eligible dependents to the extent covered immediately prior to the employment termination, for 2 years from the termination date or, if earlier, until he is or becomes eligible for comparable coverage under the group health plans of a subsequent employer).

•

Mr. Dreiling will receive a prorated bonus payment based on our performance for the fiscal year, paid at the time bonuses are normally paid for that fiscal year.

•

If Mr. Bere’s termination occurred prior to the payment of our fiscal 2008 bonus, he would receive a lump sum payment of his fiscal 2008 bonus, determined as if he had remained employed through the date necessary to receive the payment of the fiscal 2008 bonus but prorated based on the number of months during fiscal 2008 during which he was employed by us.

•

Outplacement services, at our expense, for 1 year or, if earlier, until other employment is secured.

Note that any amounts owed to a named executive officer in the form of salary continuation that would otherwise have been paid during the 60 day period after the named executive officer’s employment termination will instead be payable in a single lump sum as soon as administratively practicable after the 60th day after such termination date and the remainder will be paid in the form of salary continuation payments as set forth above.

Subject to any applicable prohibition on acceleration of payment under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), we may, at any time and in our sole discretion, elect to make a lump-sum payment of all these amounts (other than Mr. Dreiling’s medical, dental and vision benefit continuation which shall be provided over 24 months), or all other earned, but unpaid amounts, due as a result of this type of termination.

The named executive officer will forfeit any unpaid severance amounts upon a material breach of any continuing obligation under the employment agreement or the release (the “Continuing Obligations”), which include:

•

The named executive officer must maintain the confidentiality of, and refrain from disclosing or using, our (a) trade secrets for any period of time as the information remains a trade secret under applicable law and (b) confidential information for a period of 2 years following the employment termination date.

•

For a period of 2 years after the employment termination date, the named executive officer may not accept or work in a “competitive position” within any state in which we maintain stores at the time of his termination date or any state in which we have specific plans to open stores within 6 months of that date.  For this purpose, “competitive position” means any employment, consulting, advisory, directorship, agency, promotional or independent contractor arrangement between the named executive officer and any person engaged wholly or in material part in the business in which we are engaged, including but not limited to Wal-Mart, Target, K-Mart, Walgreen’s, Rite-Aid, CVS, Family Dollar Stores, Fred’s, the 99 Cents Stores, and Dollar Tree Stores (and, with respect to Messrs. Dreiling and Bere, Costco, BJ’s Wholesale Club, Casey’s General Stores and The Pantry, Inc.; and also, with respect to Mr. Bere, Longs Drug Stores; Walgreen’s, Rite-Aid and CVS are not specifically listed in Mr. Dreiling’s employment agreement), or any person then planning to enter the deep discount consumable basics retail business, if the named executive officer is required to perform services for that person which are substantially similar to those he or she provided or directed at any time while employed by us.

•

For a period of 2 years after the employment termination date, the named executive officer may not actively recruit or induce any of our exempt employees (exempt executives in the case of Mr. Dreiling) to cease employment with us.

•

For a period of 2 years after the employment termination date, the named executive officer may not solicit or communicate with any person who has a business relationship with us and with whom the named executive officer had contact while employed by us, if that contact would likely interfere with our business relationships or result in an unfair competitive advantage over us.

•

The named executive officer may not engage in any communications to persons outside Dollar General which disparages Dollar General or interferes with our existing or prospective business relationships.

Voluntary Termination without Good Reason.  If the named executive officer resigns without good reason, he or she will forfeit all unvested equity grants and all vested but unexercised options (other than Rollover Options).  Rollover Options are fully exercisable and generally may be exercised for 3 months from the termination date unless they expire earlier or unless we repurchase them, on a per share basis, at a per share price equal to the lesser of (1) the fair market value of one of our shares, minus the per share exercise price of a Rollover Option or (2) the sum of (x) $5.00 per share (the “Base Price”) plus (y) the applicable percentage (e.g., 20% for each anniversary of July 6, 2007 or each anniversary of the grant date, depending upon the executive officer) of the excess of the fair market value of one of our shares over the per share Base Price, minus (z) the per share exercise price of a Rollover Option.

Payments Upon Involuntary Termination

The payments to be made to a named executive officer upon involuntary termination vary depending upon whether termination is with or without “cause”. For purposes of each named executive officer, “cause” generally means (as more fully described in the applicable employment agreement):

•

Attendance at work in a state of intoxication or in possession of any prohibited drug or substance which would amount to a criminal offense;

•

Assault or other act of violence;

•

Any act involving fraud or dishonesty;

•

Any material breach of any SEC or other law or regulation or any Dollar General policy governing securities trading or inappropriate disclosure or "tipping";

•

Any activity or public statement, other than as required by law, that prejudices Dollar General or reduces our good name and standing or would bring Dollar General into public contempt or ridicule; or

•

Conviction of, or plea of guilty or nolo contendere to, any felony whatsoever or any misdemeanor that would preclude employment under our hiring policy.

For purposes of determining treatment of a named executive officer’s Rollover Options, “cause” means, to the extent that our Compensation Committee determines that it is directly and materially harmful to our business or reputation:

•

A felony conviction or the failure to contest prosecution of a felony; or

•

Willful misconduct or dishonesty.

Involuntary Termination for Cause.  If the named executive officer is involuntarily terminated for cause, he or she will forfeit all unvested equity grants, as well as all vested but unexercised options. However, we may repurchase all Rollover Options at a per share price equal to the lesser of (x) Base Price over the per share exercise price of these options and (y) the fair market value of one of our shares underlying these options over the per share exercise price of these options.

Involuntary Termination without Cause.  If the named executive officer is involuntarily terminated without cause, the named executive officer’s equity grants will be treated as described under “Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement” above. In addition, each named executive officer will receive the applicable payments and benefits as described under “Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement” above.

Payments After a Change-in-Control

Upon a change-in-control, regardless of whether the named executive officer’s employment terminates:

•

All unvested time-based options will become fully vested and exercisable, and all unvested performance-based options will become fully vested and exercisable subject to KKR’s achievement of certain return-based performance targets.

•

All CDP/SERP Plan benefits will become fully vested (to the extent not already vested).

•

Any then unvested shares of Mr. Dreiling’s 890,000 shares of restricted stock will vest.

If the named executive officer, other than Messrs. Dreiling or Bere, is involuntarily terminated without cause or resigns for good reason, in each case within 2 years following a change-in-control that constitutes a change in ownership or effective control within the meaning of Section 409A(a)(2)(A)(v) of the Code, he or she will receive, as soon as administratively practicable after the 60th day after the employment termination but contingent upon execution and effectiveness of a release of certain claims against us and our affiliates in the form attached to the relevant employment agreement, a lump sum payment equal to the sum of (x) 2 times the named executive officer’s annual base salary plus 2 times the named executive officer’s target incentive bonus, each as in effect immediately prior to the change-in-control (or in each case, if greater, at the employment termination date) plus (y) 2 times our annual contribution for the named executive officer’s participation in our medical, dental and vision benefits program. The named executive officer also will receive outplacement services, at our expense, for 1 year or, if earlier, until other employment is secured.

If the named executive officer, other than Messrs. Dreiling or Bere, is involuntarily terminated without cause or resigns for good reason, in each case within 2 years following a change-in-control that does not constitute a change in ownership or effective control within the meaning of Section 409A(a)(2)(A)(v) of the Code, the termination will be treated in the same manner as a voluntary termination with good reason as described under “Voluntary Termination with Good Reason or after Failure to Renew the Employment Agreement” above.

For Messrs. Dreiling and Bere, an involuntary termination without cause or a resignation for good reason following a change-in-control event will be treated in the same manner as a “Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement” as described above.

If any payments or benefits in connection with a change-in-control would be subject to the “golden parachute” excise tax under federal income tax rules, we will pay an additional amount to the named executive officer to cover the excise tax and any other excise and income taxes resulting from this payment. However, if after receiving this payment the named executive officer’s after-tax benefit would not be at least $25,000 more than it would be without this payment, then this payment will not be made and the severance and other benefits due to the named executive officer will be reduced so that the golden parachute excise tax is not incurred.

For purposes of the CDP/SERP Plan and the named executive officers’ (other than Messrs. Dreiling and Bere) employment agreements, a change-in-control generally is deemed to occur (as more fully described in those documents):

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

•

for purposes of the specified employment agreements, if a majority of our Board members as of the effective date of the applicable employment agreement are replaced without the approval of at least 75% of our Board members who served as directors on that effective date or are replaced, even with this 75% approval, by persons who initially assumed office as a result of an actual or threatened election contest or other actual or threatened proxy solicitation other than by our Board; or

•

upon the consummation of a merger, other business combination or sale of assets of, or cash tender or exchange offer or contested election with respect to, Dollar General if less than 65% (less than a majority, for purposes of our CDP/SERP Plan) of our voting securities are held after the transaction in the aggregate by holders of our securities immediately prior to the transaction.

For purposes of the treatment of equity discussed above, a change-in-control generally means (as more fully described in the Management Stockholder’s Agreement between us and the named executive officers) one or a series of related transactions described below which results in us, KKR and its affiliates or an employee benefit plan referenced below ceasing to hold the ability to elect (or cause to be elected) a majority of our Board members:

•

the sale of all or substantially all of the assets of Buck Holdings, L.P. or us  and our subsidiaries to any person (or group of persons acting in concert), other than to (x) investment funds affiliated with KKR or its affiliates or (y) any employee benefit plan (or trust forming a part thereof) maintained by us, KKR or our respective affiliates or other person of which a majority of its voting power or other equity securities is owned, directly or indirectly, by us, KKR or our respective affiliates; or

•

a merger, recapitalization or other sale by us, KKR (indirectly) or any of our respective affiliates, to a person (or group of persons acting in concert) of our common stock or our other voting securities that results in more than 50% of our common stock or our other voting securities (or any resulting company after a merger) being held, directly or indirectly, by a person (or group of persons acting in concert) that is not controlled by (x) KKR or its affiliates or (y) an employee benefit plan (or trust forming a part thereof) maintained us, KKR or our respective affiliates or other person of which a majority of its voting power or other equity securities is owned, directly or indirectly, by us, KKR or our respective affiliates.

Payments to Mr. Buley and Ms. Lowe

Mr. Buley’s and Ms. Lowe’s employment with us ended in April 2008 and September 2008, respectively.  Mr. Buley and Ms. Lowe each received the following payments and benefits under their respective employment agreements and other plans in which he or she participated.  The severance payments were contingent upon execution and effectiveness of a release of certain claims against us and our affiliates in the form attached to the relevant employment agreement.

•

A lump sum payment equal to the sum of (x) 2 times the sum of his or her annual base salary as in effect at the relevant employment termination date, plus (y) 2 times his or her target incentive bonus for fiscal 2008, plus (z) 2 times our annual contribution for his or her participation in our medical, dental and vision benefits program.

•

In lieu of providing Mr. Buley and Ms. Lowe the third party outplacement services described above, we paid a cash amount to each equal to the estimated amount we would have incurred to provide such services.

•

All unvested equity grants automatically terminated.

•

We exercised our call rights under our Management Stockholder’s Agreement with each of Mr. Buley and Ms. Lowe to purchase all of our outstanding equity owned by each such executive, including shares of stock previously purchased from us by Ms. Lowe, as well as all vested options and vested Rollover Options held by each executive.  See “Option Exercises and Stock Vested during Fiscal 2008” above.

We also transferred to Ms. Lowe the title to her Company-provided vehicle (valued at $32,650), and we extended to her and her eligible dependents coverage under our health benefits plan from the date of her termination through December 31, 2008.  Ms. Lowe paid 100% of the premium costs of such extended insurance coverage.

Mr. Buley and Ms. Lowe are subject to the Continuing Obligations set forth under “Voluntary Termination with Good Reason or After Failure to Renew the Employment Agreement” above.  However, because all severance amounts have been paid to Mr. Buley and Ms. Lowe in full, we will have no right to recoup those payments in the event either such person breaches any of the Continuing Obligations.

Potential Payments to Named Executive Officers Upon Occurrence of Various Termination Events

As of January 30, 2009

Name	Voluntary Without Good Reason	Involuntary Without Cause or Voluntary With Good Reason	Involuntary With Cause	Death	Disability	Retirement	Change-in- Control (1)
Richard W. Dreiling
Vested Options Prior to Event	$375,000	$375,000	$375,000	$375,000	$375,000	$375,000	$375,000
Vesting of Options Due to the Event	N/A	N/A	N/A	$250,000	$250,000	N/A	$875,000
Vesting of Restricted Stock Due to the Event	N/A	$4,895,000	N/A	$4,895,000	$4,895,000	N/A	$4,895,000
SERP Benefits Prior to the Event	$0	$0	$0	$0	$0	$0	$0
SERP Benefits Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Deferred Comp Plan Balance Prior to and After the Event	$8,254	$8,254	$8,254	$8,254	$8,254	$8,254	$8,254
Cash Severance	N/A	$6,176,300	N/A	N/A	$2,176,300	N/A	$6,176,300
Health and Welfare Continuation(2)	N/A	$10,923	N/A	N/A	N/A	N/A	$10,923
Health and Welfare Continuation Gross-Up	N/A	$14,851	N/A	N/A	N/A	N/A	$14,851
Outplacement(3)	N/A	$10,000	N/A	N/A	N/A	N/A	$10,000
Section 280(G) Excise Tax and Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Life Insurance Proceeds	N/A	N/A	N/A	$2,500,000	N/A	N/A	N/A
Total	$383,254	$11,490,328	$383,254	$8,028,254	$7,704,554	$383,254	$12,365,328

David L. Bere
Vested Options Prior to Event	$544,526	$544,526	$544,526	$544,526	$544,526	$544,526	$544,526
Vesting of Options Due to the Event	N/A	N/A	N/A	$225,000	$225,000	N/A	$787,500
Vesting of Restricted Stock Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
SERP Benefits Prior to the Event	$164,956	$164,956	$164,956	$164,956	$164,956	$164,956	$164,956
SERP Benefits Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Deferred Comp Plan Balance Prior to and After the Event	$125,844	$125,844	$125,844	$125,844	$125,844	$125,844	$125,844
Cash Severance	N/A	$3,844,818	N/A	$1,319,876	$1,319,876	N/A	$3,844,818
Health and Welfare Payment	N/A	$17,422	N/A	N/A	N/A	N/A	$17,422
Outplacement(3)	N/A	$10,000	N/A	N/A	N/A	N/A	$10,000
Section 280(G) Excise Tax and Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	$0
Life Insurance Proceeds	N/A	N/A	N/A	$1,856,575	N/A	N/A	N/A
Total	$835,326	$4,707,566	$835,326	$4,236,777	$2,380,202	$835,326	$5,495,066
David M. Tehle
Vested Options Prior to Event	$981,030	$981,030	$981,030	$981,030	$981,030	$981,030	$981,030
Vesting of Options Due to the Event	N/A	N/A	N/A	$110,000	$110,000	N/A	$385,000
Vesting of Restricted Stock Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
SERP Benefits Prior to the Event	$179,041	$179,041	$179,041	$179,041	$179,041	$179,041	$179,041
SERP Benefits Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Deferred Comp Plan Balance Prior to and After the Event	$141,488	$141,488	$141,488	$141,488	$141,488	$141,488	$141,488
Cash Severance	N/A	$2,030,563	N/A	N/A	N/A	N/A	$2,030,563
Health and Welfare Payment	N/A	$17,422	N/A	N/A	N/A	N/A	$107,681
Outplacement(3)	N/A	$10,000	N/A	N/A	N/A	N/A	$10,000
Section 280(G) Excise Tax and Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	$0
Life Insurance Proceeds	N/A	N/A	N/A	$1,538,305	N/A	N/A	N/A
Total	$1,301,557	$3,359,541	$1,301,557	$2,949,862	$1,411,557	$1,301,557	$3,834,800
Kathleen R. Guion
Vested Options Prior to Event	$695,591	$695,591	$695,591	$695,591	$695,591	$695,591	$695,591
Vesting of Options Due to the Event	N/A	N/A	N/A	$87,500	$87,500	N/A	$306,250
Vesting of Restricted Stock Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
SERP Benefits Prior to the Event	$170,880	$170,880	$170,880	$170,880	$170,880	$170,880	$170,880
SERP Benefits Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Deferred Comp Plan Balance Prior to and After the Event	$165,290	$165,290	$165,290	$165,290	$165,290	$165,290	$165,290
Cash Severance	N/A	$1,963,500	N/A	N/A	N/A	N/A	$1,963,500
Health and Welfare Payment	N/A	$10,923	N/A	N/A	N/A	N/A	$10,923
Outplacement(3)	N/A	$10,000	N/A	N/A	N/A	N/A	$10,000
Section 280(G) Excise Tax and Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	$0
Life Insurance Proceeds	N/A	N/A	N/A	$1,487,500	N/A	N/A	N/A
Total	$1,031,758	$3,016,181	$1,031,758	$2,606,758	$1,119,258	$1,031,758	$3,322,431

Susan S. Lanigan
Vested Options Prior to Event	$686,080	$686,080	$686,080	$686,080	$686,080	$686,080	$686,080
Vesting of Options Due to the Event	N/A	N/A	N/A	$67,500	$67,500	N/A	$236,250
Vesting of Restricted Stock Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
SERP Benefits Prior to the Event	$112,668	$112,668	$112,668	$112,668	$112,668	$112,668	$112,668
SERP Benefits Due to the Event	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Deferred Comp Plan Balance Prior to and After the Event	$62,759	$62,759	$62,759	$62,759	$62,759	$62,759	$62,759
Cash Severance	N/A	$1,435,398	N/A	N/A	N/A	N/A	$1,435,398
Health and Welfare Payment	N/A	$10,985	N/A	N/A	N/A	N/A	$10,985
Outplacement(3)	N/A	$10,000	N/A	N/A	N/A	N/A	$10,000
Section 280(G) Excise Tax and Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	$0
Life Insurance Proceeds	N/A	N/A	N/A	$1,087,423	N/A	N/A	N/A
Total	$861,506	$2,317,887	$861,506	$2,016,428	$929,006	$861,506	$2,554,137

(1)

All payments in this column require termination of employment to be paid except options (prior to and due to the event) and restricted stock.

(2)

Mr. Dreiling’s Health and Welfare Continuation was calculated in the same manner as the Health and Welfare Payment for the other NEOs.

(3)

Outplacement is estimated based on outplacement services to recently terminated NEOs.

Payments to Mr. Buley in Connection With Termination on April 15, 2008

Vested Options Called by Company	$754,864
SERP Benefits Vested Prior to the Event	$40,898
SERP Benefits Due to the Event	$0
Deferred Comp Plan Balance Paid	$131,552
Cash Severance	$2,013,059
Health and Welfare Continuation Payment	$21,539
Outplacement	$10,000
Section 280(G) Excise Tax and Gross-Up	$0
Total	$2,971,911

Payments to Ms. Lowe in Connection With Termination on September 15, 2008

Vested Options Called by Company	$396,375
SERP Benefits Vested Prior to the Event(1)	$53,588
SERP Benefits Due to the Event(1)	$72,404
Deferred Comp Plan Balance Paid	$1,435,398
Cash Severance	$40,400
Health and Welfare Continuation Payment	$9,825
Outplacement	$10,000
Section 280(G) Excise Tax and Gross-Up	N/A
Total	$2,017,990

(1)

Ms. Lowe will be eligible for payments from the SERP and CDP in August 2009. Final payment amounts may vary due to potential gains or losses until payment is made.

Compensation Committee Interlocks and Insider Participation

Each of Messrs. Michael Calbert, Raj Agrawal and Adrian Jones was a member of our Compensation Committee during fiscal 2008. None of these persons was at any time during fiscal 2008 an officer or employee of Dollar General or any of our subsidiaries, or an officer of Dollar General or any of our subsidiaries at any time prior to fiscal 2008.  Messrs. Calbert and Agrawal, due to their relationships with KKR, and Mr. Jones, due to his relationship with Goldman, Sachs & Co., may be viewed as having an indirect material interest in certain relationships and transactions with KKR and Goldman, Sachs & Co discussed under Item 13 below. Mr. Dreiling serves and, for a portion of fiscal 2008, Mr. Bere served as a director of Buck Holdings, LLC, for which Messrs. Calbert, Agrawal and Jones serve as executive officers.

(b)

Director Compensation. The following table and text discuss the compensation of persons who served as a member of our Board of Directors during all or part of fiscal 2008, other than Mr. Dreiling and Mr. Bere each of whose compensation is discussed under “Executive Compensation” above and who was not separately compensated for Board service. We have omitted from this table the columns pertaining to stock awards, option awards, non-equity incentive plan compensation, and nonqualified deferred compensation earnings because they are inapplicable.

Fiscal 2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($) (1)	Total ($)
Raj Agrawal	40,000	--	40,000
Michael M. Calbert	40,000	--	40,000
Adrian Jones	40,000	--	40,000
Dean B. Nelson(2)	40,000	--	40,000

(1)

Perquisites and personal benefits, if any, totaled less than $10,000 per director.

(2)

Mr. Nelson resigned from our Board of Directors on March 16, 2009.

Our director compensation structure encompasses only cash compensation.  Cash fees payable to our non-employee directors consist solely of a $40,000 annual retainer fee, payable in quarterly installments. We do not compensate for Board service any director who simultaneously serves as a Dollar General employee. We will reimburse directors for certain fees and expenses incurred in connection with continuing education seminars and for travel and related expenses related to Dollar General business. We allow directors to travel on the Dollar General airplane for those purposes.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Equity Compensation Plan Information.  The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of January 30, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	22,216,087	$ 4.81	4,154,826

Equity compensation plans not approved by security holders	--	--	--

Total(1)	22,216,087	$ 4.81	4,154,826

(1)

Column (a) consists of shares of common stock issuable upon exercise of outstanding options under the 2007 Stock Incentive Plan and the 1998 Stock Incentive Plan. Column (c) consists of shares reserved for issuance pursuant to the 2007 Stock Incentive Plan, whether in the form of stock or restricted stock or upon the exercise of an option or right.

(b)

Security Ownership of Certain Beneficial Owners and Management.  The following table shows the amount of our common stock beneficially owned, as of March 17, 2009, by those who were known by us to beneficially own more than 5% of our common stock, by our directors and named executive officers individually and by our directors and all of our executive officers as a group, all calculated in accordance with Rule 13d-3 of the Exchange Act under which a person generally is deemed to beneficially own a security if he has or shares voting or investment power over the security or if he has the right to acquire beneficial ownership within 60 days. Unless otherwise noted, these persons may be contacted at our executive offices and, to our knowledge, have sole voting and investment power over the shares listed. Percentage computations are based on 556,227,947 shares of our stock outstanding as of March 17, 2009.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

KKR(1)(2)	288,399,897	51.85%
The Goldman Sachs Group, Inc.(2)(3)	119,999,943	21.57%
Citigroup Capital Partners(2)(4)	39,999,981	7.19%
CPP Investment Board (USRE II) Inc.(2)(5)	40,000,000	7.19%
Wellington Management Company, LLP(2)(6)	40,000,000	7.19%
Michael M. Calbert(7)	288,399,897	51.85%
Raj Agrawal(7)	288,399,897	51.85%
Adrian Jones(8)	119,999,943	21.57%
Richard W. Dreiling(9)(10)	1,640,000	*
David L. Beré(10)	1,137,177	*
David M. Tehle(10)	538,001	*
Kathleen R. Guion(10)	425,698	*
Susan S. Lanigan(10)	340,107
Beryl J. Buley	--	--
Challis M. Lowe	--	--
All current directors and executive officers as a group (12 persons)(7)(8)(9)(10)(11)	412,949,111	73.85%

*

Denotes less than 1% of class.

(1)

Includes the following number of shares held by the following entities: KKR 2006 Fund L.P. (203,464,902.69); KKR PEI Investments, L.P. (49,999,976.09); KKR Partners III, L.P. (4,724,997.74) and Buck Holdings Co-Invest, LP (30,210,020). Buck Holdings Co-Invest GP, LLC, which is controlled through KKR Associates 2006 L.P. by KKR 2006 GP LLC, is the general partner of Buck Holdings Co-Invest, LP, and has the right to manage the affairs of such entity, and thus is deemed to be the beneficial owner of the securities owned by such entity. However, it does not have any economic or other dispositive rights with respect to such securities and thus disclaims beneficial ownership with respect thereto. KKR’s address is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(2)

Indirectly held through Buck Holdings, L.P.

(3)

Includes the following number of shares held by the following entities: GS Capital Partners VI Parallel, L.P. (12,194,145.412); GS Capital Partners VI GmbH & Co. KG (1,576,025.208); GS Capital Partners VI Fund, L.P. (44,345,094.704); GS Capital Partners VI Offshore Fund, L.P. (36,884,689.242); Goldman Sachs DGC Investors, L.P. (6,692,778.104) and Goldman Sachs DGC Investors Offshore Holdings, L.P. (13,307,212.332) (collectively, the “GS Funds”); and GSUIG, L.L.C. (4,999,997.608). Affiliates of The Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager of each of the GS Funds, and each of the GS Funds shares voting and investment power with certain of its respective affiliates. Each of the GS Funds is affiliated with or managed by Goldman, Sachs & Co., a wholly owned subsidiary of The Goldman Sachs Group, Inc. Each of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. disclaims beneficial ownership of the shares owned by each of the GS Funds, except to the extent of their pecuniary interest therein, if any. The address of each of the GS Funds and GSUIG, L.L.C. is c/o Goldman, Sachs & Co., 85 Broad Street 10th floor, New York, New York 10004.

(4)

Includes the following number of shares held by the following entities: Citigroup Capital Partners II Employee Master Fund, L.P. (8,598,705.956); Citigroup Capital Partners II 2007 Citigroup Investment, L.P. (7,655,121.066); Citigroup Capital Partners II Onshore, L.P. (3,881,957.266); Citigroup Capital Partners II Cayman Holdings, L.P. (4,864,203.756) and CPE Co-Investment (Dollar General) LLC (14,999,992.826). The address of Citigroup Capital Partners is c/o Citigroup Inc., 388 Greenwich Street, 21st Floor, New York, New York 10013.

(5)

The Address of CPP Investment Board (USRE II) Inc. is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2600, Toronto, ON M5C 2W5, Canada.

(6)

Wellington Management Company, LLP (“Wellington”) is an investment advisor registered under the Investment Advisors Act of 1940, as amended. Wellington, in such capacity, may be deemed to share beneficial ownership over the shares held by its client accounts.  Certain of its client accounts hold shares through the following entities: Buck Co-Investor I, LLC (17,933,540); Buck Co-Investor II, LLC (827,780); Buck Co-Investor III, LLC (7,365,100); Buck Co-Investor IV, LLC (5,822,740); Buck Co-Investor V, LLC (2,201,580); Buck Co-Investor VI, LLC (499,900), Buck Co-Investor VII, LLC (2,252,700), Buck Co-Investor VIII, LLC (445,820), Buck Co-Investor IX, LLC (281,560), Buck Co-Investor X, LLC (609,280), Buck Co-Investor XI, LLC (1,160,000), Buck Co-Investor XII, LLC (476,000), and Buck Co-Investor XIII, LLC (124,000). The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(7)

Messrs. Calbert and Agrawal are our directors and are executives of KKR, and as such may be deemed to share beneficial ownership of shares beneficially owned by KKR. Messrs. Calbert and Agrawal disclaim such beneficial ownership except to the extent of their pecuniary interest therein, if any.

(8)

Mr. Jones is our director and an executive of GS Capital Partners, but disclaims any beneficial ownership except to the extent of his pecuniary interest in those shares, if any.

(9)

Includes 890,000 shares of restricted common stock that were unvested as of March 17, 2009 over which the named holder does not have investment power until the vesting of those shares.

(10)

Includes the following number of shares subject to options either currently exercisable or exercisable within 60 days of March 17, 2009 over which the person will not have voting or investment power until the options are exercised: Mr. Dreiling (750,000); Mr. Bere (723,712); Mr. Tehle (522,007); Ms. Guion (395,286); Ms. Lanigan (340,107); and all current directors and executive officers as a group (2,966,520). The shares described in this note are considered outstanding for the purpose of computing the percentage of outstanding stock owned by each named person and by the group, but not for the purpose of computing the percentage ownership of any other person.

(11)

Excluding the shares described in notes (7) and (8), all current directors and executive officers as a group beneficially own 4,549,271 shares.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)

Director Independence.  Our Board of Directors consists of Richard Dreiling, Michael Calbert, Raj Agrawal and Adrian Jones. Messrs. Calbert and Agrawal serve on our Audit Committee and, along with Mr. Jones, on our Compensation Committee.  David Bere served on our Board until March 2008, and Dean Nelson served on our Board until March 2009.

Though not formally considered by our Board given that our securities are not registered or traded on a national securities exchange, we do not believe any of our current Board members or Messrs. Bere or Nelson would be considered independent under the listing standards of the New York Stock Exchange, on which our common stock was listed prior to the Merger, either because of service on our management team or relationships with certain affiliates of the funds and other entities that hold significant interests in Parent, and other relationships with us described under “Related Party Transactions” below.  Accordingly, we do not believe that any of our Audit Committee members would meet the independence requirements of Rule 10A-1 of the Exchange Act or the NYSE’s audit committee independence requirements, or that any of our Compensation Committee members would meet the NYSE’s independence requirements. We do not have a nominating/corporate governance committee or a committee that serves a similar purpose.

(b)

Related Party Transactions.  We describe below the transactions that have occurred since the beginning of fiscal 2008, and any currently proposed transactions, that involve Dollar General and exceed $120,000, and in which a related party had or has a direct or indirect material interest.

Equity Investment by Messrs. Vasos, Flanigan and Ravener.  In fiscal 2008, three of our executive officers, Todd Vasos, Executive Vice President, Division President, Chief Merchandising Officer, John Flanigan, Senior Vice President of Global Supply Chain, and Robert Ravener, Senior Vice President and Chief People Officer, purchased shares of Dollar General common stock that were issued pursuant to our 2007 Stock Incentive Plan, as follows:

Name	Effective Date of Purchase	Number of Shares	Per Share Purchase Price*	Aggregate Purchase Price
Mr. Vasos	12/19/2008	130,000	$ 5.00	$ 650,000
Mr. Flanigan	08/28/2008	40,000	$ 5.00	$ 200,000
Mr. Ravener	08/28/2008	25,000	$ 5.00	$ 125,000
	12/19/2008	35,000	$ 5.00	$ 175,000

*

Equals the per share fair market value of our common stock on the effective date of purchase as determined in good faith by our Board of Directors considering the factors referenced in, or similar to those referenced in, Footnote 1 to the table entitled “Option Exercises and Stock Vested During Fiscal 2008” in Item 11 above.

In addition, in August 2008 and December 2008, each of Mr. Flanigan and Mr. Ravener respectively indicated an intention to invest an additional $50,000 and $200,000 in Dollar General common stock in May 2009.  The number of shares each of Messrs. Flanigan and Ravener will receive in connection with such investment will be determined based upon the per share fair market value of our common stock on the date of such investment in May 2009 as determined by our Board of Directors. Upon consummation of his investment in May 2009, Mr. Flanigan will be eligible to receive an additional grant of 80,000 stock options issued pursuant to our 2007 Stock Incentive Plan, subject to the approval of our Compensation Committee.

The investments set forth in the table above were a prerequisite to the eligibility of these executives to receive grants of stock options pursuant to our 2007 Stock Incentive Plan (our Compensation Committee granted Messrs. Vasos, Flanigan and Ravener 875,000, 320,000, and 400,000 options, respectively, during fiscal 2008, with a per share exercise price of $5.00). The shares purchased by Messrs. Vasos, Flanigan and Ravener, along with any shares such individuals may otherwise acquire (such as upon exercise of the stock options referenced above) are subject to certain transfer limitations and repurchase rights by Dollar General as set forth in a Management Stockholder’s Agreement between us and each such executive officer.

Calls of Equity Held by Former Executive Officers.  In connection with the separation from our employment of Mr. Wayne Gibson, our former Senior Vice President of Dollar General Markets and Shrink, in June 2008 we paid Mr. Gibson an aggregate of $348,704 (less applicable withholding for taxes and other payroll deductions) in connection with the exercise of our call right under our Management Stockholder’s Agreement with Mr. Gibson to purchase all of our outstanding equity owned by him.  Specifically, we purchased at $5.00 per share (less any applicable option exercise price) 13,721 shares of Dollar General common stock that he previously purchased from us for $5.00 per share, 40,000 vested options with an exercise price of $5.00 per share and 74,693 vested options with an exercise price of $1.25 per share.  The per share purchase price equaled the fair market value of our common stock on the last day of the month preceding the call, as determined in good faith by our Board of Directors pursuant to the terms of our Management Stockholder’s Agreement with Mr. Gibson. All such vested options were cancelled upon their purchase by us, and all 360,000 unvested options held by Mr. Gibson were automatically cancelled upon the end of his employment with us.

We also exercised our call rights with respect to equity held by Mr. Buley and Ms. Lowe, all as disclosed under “Option Exercises and Stock Vested During 2008” in Item 11 above.

Interlocks.  Mr. Dreiling serves and, for a portion of fiscal 2008, Mr. Bere served as a director of Buck Holdings, LLC for which Messrs. Calbert, Agrawal and Jones (our Compensation Committee members) serve as executive officers.

Relationships with the Investors.  Goldman, Sachs & Co. and KKR provide management and advisory services to us and our affiliates pursuant to a monitoring agreement with us and Parent executed in connection with the Merger (the “Monitoring Agreement”). Under the terms of the Monitoring Agreement, among other things, we are obligated to pay to those entities an aggregate annual management fee plus all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement. We paid to those entities an aggregate management fee of approximately $5.1 million in fiscal 2008, $1.1 million of which was paid to Goldman, Sachs & Co. and $4.0 million of which was paid to KKR.  We also reimbursed KKR approximately $391,086 in expenses.  We expect to incur an aggregate annual fee for fiscal 2009 of approximately $5.4 million plus expenses.  Thereafter, the annual management fee will increase 5% per year. The Monitoring Agreement also provides that such entities will be entitled to receive a fee equal to 1% of the gross transaction value in connection with certain subsequent financing, acquisition or disposition of assets or equity interests, recapitalization and other similar transactions, as well as a termination fee in the event of an initial public offering or under certain other circumstances. All such fees are to be split based upon an agreed upon formula, which results in an initial split of 78.38% of this fee payable to KKR and 21.62% payable to Goldman, Sachs & Co.

In connection with entering into the Monitoring Agreement, on July 6, 2007 we and Parent also entered into a separate indemnification agreement with the parties to the Monitoring Agreement, pursuant to which we agreed to provide customary indemnification to such parties and their affiliates.

In 2008, we paid approximately $1.1 million to KKR for expenses incurred in connection with the recruitment of Mr. Dreiling to serve as our Chief Executive Officer, including fees paid to executive search firms and fees paid to a management assessment firm.

Affiliates of KKR (among other entities) are lenders under, and Citicorp North America, Inc. serves as administrative agent and collateral agent for, our $2.3 billion senior secured term loan facility.  The amount of principal outstanding under this term loan facility at all times during fiscal 2008 and as of March 17, 2009 was $2.3 billion, and we paid no principal and approximately $133.4 million of interest during fiscal 2008.  We paid $200,000 to Citicorp North America, Inc. for its services relating to this facility.  For additional information regarding the senior secured term loan facility, see the discussion under the heading “Credit Facilities” in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 above.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap totaling $433.3 million as of January 30, 2009, entered into in connection with such senior secured term loan facility. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk" for information regarding such interest rate swap.  We paid Goldman, Sachs & Co. approximately $9.5 million in fiscal 2008 pursuant to the interest rate swap.

Our Board members Mr. Calbert and Mr. Agrawal and our former Board member Mr. Nelson serve as a Member,  a Director and a Partner of KKR, respectively, while our Board member Mr. Jones serves as a Managing Director of Goldman, Sachs & Co. KKR indirectly owns approximately 52% of our common stock. Goldman, Sachs & Co. is an affiliate of GS Capital Partners VI Fund, L.P. and affiliated funds. GS Capital Partners VI Fund, L.P. and affiliated funds indirectly own approximately 22% of our common stock. Citicorp North America Inc. is an affiliate of Citigroup Private Equity LP.  Funds managed by Citigroup Private Equity LP indirectly own approximately 7% of our common stock.

We use Capstone Consulting, LLC, a team of executives who work exclusively with KKR portfolio companies providing certain consulting services. We pay Capstone a monthly fee, currently $210,000, plus expense reimbursements. During fiscal 2008, the aggregate fees and expenses we incurred for Capstone’s services totaled approximately $3 million. Our former Board member Mr. Nelson is the Chief Executive Officer of Capstone. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR had provided financing to Capstone prior to January 1, 2007.

(c)

Related Party Transaction Approval Policy.  On August 28, 2008, our Board adopted a written policy for the review, approval or ratification of “related party” transactions.  For purposes of this policy, a “related party” includes our directors, executive officers, and greater than 5% shareholders, as well as their immediate family members, and a “transaction” includes one in which (1) the total amount may exceed $100,000, (2) Dollar General is a participant, and (3) a related party will have a direct or indirect material interest (other than as a director or a less than 10% owner of another entity, or both).

Pursuant to this policy and subject to certain exceptions, all known related party transactions require prior Board approval. In addition, at least annually after receiving a list of immediate family members and affiliates from our directors, executive officers and over 5% shareholders, the Corporate Secretary will coordinate with relevant internal departments to determine whether any transactions were unknowingly entered into with a related party and will present a list of such transactions to the Board for review.

This policy authorizes Mr. Dreiling to approve a related party transaction in which he is not involved if the total amount is less than $1 million and if the Board is informed of transactions approved in this manner.  In addition, the following transactions are deemed automatically pre-approved and require no further Board approval or reporting to the Board:

•

Transactions involving a related party that is an entity or involving another company with a relationship to a related party if the total amount does not exceed the greater of $1 million or 2% of that company’s total annual consolidated revenues (total consolidated assets in the case of a lender) and no related party who is an individual participates in the actual provision of services or goods to, or negotiations with, us on the other company’s behalf or receives special compensation as a result.

•

Charitable contributions if the total amount does not exceed 2% of the entity’s total annual receipts and no related party who is an individual participates in the grant decision or receives any special compensation or benefit as a result.

•

Transactions where the interest arises solely from share ownership in Dollar General and all of our shareholders receive the same benefit on a pro rata basis.

•

Transactions where the rates or charges are determined by competitive bid.

•

Transactions for services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental authority.

•

Transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

•

Compensatory transactions available on a nondiscriminatory basis to all salaried employees generally, or ordinary course business travel and expenses and reimbursements.

The policy prohibits the related party from participating in any discussion or approval of the transaction and requires the related party to provide to the Board all material information concerning the transaction. None of the requirements in the policy supersede or replace any separate procedures and requirements in our Code of Business Conduct and Ethics or other relevant policy.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below shows the aggregate fees Ernst & Young LLP incurred in connection with various audit and other services provided to us throughout fiscal 2008 and fiscal 2007.

Service	2008 Aggregate Fees Billed ($)	2007 Aggregate Fees Billed ($)

Audit Fees(1)	1,930,418	2,586,426
Audit-Related Fees(2)	28,500	119,514
Tax Fees(3)	218,129	163,645
All Other Fees(4)	6,000	6,000

(1)

2008 fees include audit services, as well as services associated with the Registration Statement on Form S-1. 2007 fees include audit services, as well as services relating to the debt offering memorandum associated with the Merger and the subsequent exchange offer Registration Statement on Form S-4 filed with the SEC. Such amounts include fees for services rendered for the fiscal year, notwithstanding when the service was provided and billed.

(2)

2008 fees include services relating to the employee benefit plan audit.  2007 fees include services relating to the employee benefit plan audit, as well as accounting consultation services relating to the Merger.

(3)	2008 and 2007 fees include services relating to a LIFO tax calculation and tax advisory services related to inventory, as well as international, federal, state and local tax advice.
(4)	2008 and 2007 fees include a subscription fee to an on-line accounting research tool.

The Audit Committee Charter requires Audit Committee pre-approval for all audit and permissible non-audit services provided by our independent auditors. Where feasible, the Audit Committee considers and, when appropriate, pre-approves services at regularly scheduled meetings after disclosure by management and the auditors of the nature of the proposed services, the estimated fees (when available), and their opinions that the services will not impair the auditors’ independence. The Audit Committee also may consider and pre-approve any such services in between meetings.

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

DOLLAR GENERAL CORPORATION

Date: March 24, 2009	By:	/s/ Richard W. Dreiling
Richard W. Dreiling, Chairman and Chief Executive Officer

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

Name	Title	Date

/s/ Richard W. Dreiling	Chairman and Chief Executive Officer (Principal Executive Officer)	March 24, 2009
RICHARD W. DREILING

/s/ David M. Tehle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2009
DAVID M. TEHLE

/s/ Michael M. Calbert	Director	March 19, 2009
MICHAEL M . CALBERT

/s/ Raj Agrawal	Director	March 19, 2009
RAJ AGRAWAL

/s/ Adrian Jones	Director	March 19, 2009
ADRIAN JONES

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

4.2

Indenture, dated as of June 21, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Registration Statement on Form S-4 filed with the SEC on August 1, 2000 (file number 333-42704))

4.3

First Supplemental Indenture, dated as of July 28, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.4 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file number 001-11421))

4.4

Second Supplemental Indenture, dated as of June 18, 2001, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file number 001-11421))

4.5

Third Supplemental Indenture, dated as of June 20, 2002, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.6 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file number 001-11421))

4.6

Fourth Supplemental Indenture, dated as of December 11, 2002, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file number 001-11421))

4.7

Fifth Supplemental Indenture, dated as of May 23, 2003, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed with the SEC on August 29, 2003 (file number 001-11421))

4.8

Sixth Supplemental Indenture, dated as of July 15, 2003, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed with the SEC on August 29, 2003 (file number 001-11421))

4.9

Seventh Supplemental Indenture, dated as of May 23, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005 (file number 001-11421))

4.10

Eighth Supplemental Indenture, dated as of July 27, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005 (file number 001-11421))

4.11

Ninth Supplemental Indenture, dated as of August 30, 2006, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and U.S. Bank National Association (successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2006, filed with the SEC on December 12, 2006 (file number 001-11421))

4.12

Tenth Supplemental Indenture, dated as of July 6, 2007, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and U.S. Bank National Association (successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.13

Senior Indenture, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.8 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.14

Form of 10.625% Senior Notes due 2015 (included in Exhibit 4.13)

4.15

First Supplemental Indenture to the Senior Indenture, dated as of September 25, 2007, between DC Financial, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.14 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.16

Second Supplemental Indenture to the Senior Indenture, dated as of December 31, 2007, between Retail Risk Solutions, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.32 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.17

Instrument of Resignation, Appointment and Acceptance, effective as of February 25, 2009, by and among Dollar General Corporation, Wells Fargo Bank, National Association, and U.S. Bank National Association (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated February 25, 2009, filed with the SEC on February 25, 2009 (file number 001-11421))

4.18

Senior Subordinated Indenture, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.9 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.19

Form of 11.875% / 12.625% Senior Subordinated Toggle Notes due 2017 (included in Exhibit 4.18)

4.20

First Supplemental Indenture to the Senior Subordinated Indenture, dated as of September 25, 2007, between DC Financial, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.16 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.21

Second Supplemental Indenture to the Senior Subordinated Indenture, dated as of December 31, 2007, between Retail Risk Solutions, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.33 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.22

Registration Rights Agreement, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.10 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.23

Registration Rights Agreement, dated July 6, 2007, among Buck Holdings, L.P., Buck Holdings, LLC, Dollar General Corporation and Shareholders named therein (incorporated by reference to Exhibit 4.18 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.24

Credit Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Borrower, Citicorp North America, Inc., as Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.25

Guarantee to the Credit Agreement, dated as of July 6, 2007, among certain domestic subsidiaries of Dollar General Corporation, as Guarantors and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.26

Supplement No.1, dated as of September 11, 2007, to the Guarantee to the Credit Agreement, between DC Financial, LLC, as New Guarantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.23 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.27

Supplement No. 2, dated as of December 31, 2007, to the Guarantee to the Credit Agreement, between Retail Risk Solutions, LLC, as New Guarantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.34 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.28

Security Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Grantors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.4 to

Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.29

Supplement No.1, dated as of September 11, 2007, to the Security Agreement, between DC Financial, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.25 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.30

Supplement No. 2, dated as of December 31, 2007, to the Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.35 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.31

Pledge Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Pledgors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.32

Supplement No.1, dated as of September 11, 2007, to the Pledge Agreement, between DC Financial, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.27 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.33

Supplement No. 2, dated as of December 31, 2007, to the Pledge Agreement, between Retail Risk Solutions, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.36 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.34

ABL Credit Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, The CIT Group/Business Credit Inc., as ABL Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.6 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.35

Guarantee, dated as of September 11, 2007, to the ABL Credit Agreement, between DC Financial, LLC and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.29 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.36

Supplement No. 1, dated as of December 31, 2007, to the Guarantee to the ABL Credit Agreement, between Retail Risk Solutions, LLC, as New Guarantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.37 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

4.37

ABL Security Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, collectively the Grantors, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))

4.38

Supplement No.1, dated as of September 11, 2007, to the ABL Security Agreement, between DC Financial, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.31 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

4.39

Supplement No. 2, dated as of December 31, 2007, to the ABL Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))

10.1

2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.2

Amendment No. 1 to the 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated May 29, 2008, filed with the SEC on June 2, 2008 (file number 001-11421))*

10.3

Form of Stock Option Agreement between Dollar General Corporation and officers of Dollar General Corporation granting stock options pursuant to the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.4

Form of Option Rollover Agreement between Dollar General Corporation and officers of Dollar General Corporation (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.5

Form of Management Stockholder’s Agreement among Dollar General Corporation, Buck Holdings, L.P. and officers of Dollar General Corporation (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.6

Form of Sale Participation Agreement between Buck Holdings, L.P. and certain officer-level employees, dated July 6, 2007 (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.7

1998 Stock Incentive Plan (As Amended and Restated effective as of May 31, 2006) (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated May 31, 2006, filed with the SEC on June 2, 2006 (file number 001-11421))*

10.8

Amendment to Dollar General Corporation 1998 Stock Incentive Plan, effective November 28, 2006 (incorporated by reference to Exhibit 10.8 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007 (file number 001-11421))*

10.9

Form of Stock Option Grant Notice in connection with option grants made pursuant to the 1998 Stock Incentive Plan (incorporated by reference to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005 (file number 001-11421))*

10.10

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.11

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))*

10.12

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file number 001-11421))*

10.13

Dollar General Corporation Annual Incentive Plan (effective March 16, 2005, as approved by shareholders on May 24, 2005) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005) (file number 001-11421))*

10.14

Dollar General Corporation 2008 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008, filed with the SEC on June 16, 200) (file number 001-11421))*

10.15

Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file number 001-11421))*

10.16

Dollar General Corporation Domestic Relocation Policy for Officers (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file number 001-11421))*

10.17

Summary of Director Compensation (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

10.18

Employment Agreement, effective as of January 11, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.28 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

10.19

Amendment to Employment Agreement, dated December 19, 2008, between Dollar General Corporation and Richard Dreiling*

10.20

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

10.23

Sale Participation Agreement, dated January 21, 2008, between Buck Holdings, L.P. and Richard Dreiling (incorporated by reference to Exhibit 10.31 to Dollar General

Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

10.24

Employment Agreement, dated July 6, 2007, by and between Dollar General Corporation and David L. Beré (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file number 001-11421))*

10.25

Extension of Initial Term of Employment Agreement, dated December 27, 2007, between Dollar General Corporation and David Beré (incorporated by reference to Exhibit 10.33 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

10.26

Notice of Initiation of Transition Period under Employment Agreement, dated January 8, 2008, by Dollar General Corporation to David Beré (incorporated by reference to Exhibit 10.34 to Dollar General Corporation’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on January 25, 2008 (file number 333-148320))*

10.27

Letter Agreement dated April 9, 2008 between Dollar General Corporation and David L. Beré (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 9, 2008, filed with the SEC on April 10, 2008 (file number 001-11421))*

10.28

Amendment to Employment Agreement, dated December 17, 2008, between Dollar General Corporation and David L. Beré*

10.29

Employment Agreement with David M. Tehle effective April 1, 2006 (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8-K dated March 30, 2006, filed with the SEC on April 5, 2006) (file number 001-11421))*

10.30

First Amendment to Employment Agreement with David M. Tehle, dated as of May 9, 2008 (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8-K dated May 9, 2008, filed with the SEC on May 15, 2008 (file number 001-11421))*

10.31

Amendment to Employment Agreement, dated December 15, 2008, between Dollar General Corporation and David M. Tehle*

10.32

Employment Agreement with Kathleen R. Guion effective April 1, 2006 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated March 30, 2006, filed with the SEC on April 5, 2006) (file number 001-11421))*

10.33

First Amendment to Employment Agreement with Kathleen R. Guion, dated as of May 9, 2008 (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 9, 2008, filed with the SEC on May 15, 2008 (file number 001-11421))*

10.34

Amendment to Employment Agreement, dated December 15, 2008, between Dollar General Corporation and Kathleen R. Guion*

10.35

Employment Agreement, dated December 1, 2008, between Dollar General Corporation and Todd Vasos*

10.36

Stock Option Agreement, dated December 19, 2008, between Dollar General Corporation and Todd Vasos*

10.37

Management Stockholder’s Agreement, dated December 19, 2008, among Dollar General Corporation, Buck Holdings, L.P., and Todd Vasos*

10.38

Sale Participation Agreement, effective December 19, 2008, between Buck Holdings, L.P. and Todd Vasos*

10.39

Employment Agreement, effective April 1, 2006, between Dollar General Corporation and Susan S. Lanigan*

10.40

First Amendment to Employment Agreement with Susan S. Lanigan, dated as of May 9, 2008*

10.41

Amendment to Employment Agreement, dated December 15, 2008, between Dollar General Corporation and Susan S. Lanigan*

10.42

Monitoring Fee Letter Agreement, dated July 6, 2007, among Buck Holdings, L.P., Dollar General Corporation, Kohlberg Kravis Roberts & Co L.P., and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.25 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

10.43

Indemnification Agreement, dated July 6, 2007, among Buck Holdings, L.P., Dollar General Corporation, Kohlberg Kravis Roberts & Co L.P., and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.26 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

10.44

Purchase Letter Agreement, dated August 15, 2007, between Principal Life Insurance Company and DC Financial, LLC (incorporated by reference to Exhibit 10.27 to Dollar General Corporation’s Registration Statement on Form S-4, filed with the SEC on December 21, 2007 (file number 333-148320))

12

Computation of Ratio of Earnings to Fixed Charges

21

List of Subsidiaries of Dollar General Corporation

23

Consent of Independent Registered Public Accounting Firm

24

Powers of Attorney (included as part of the signature pages hereto)

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32

Certifications of CEO and CFO under 18 U.S.C. 1350

*

Management Contract or Compensatory Plan