Form 10-Q
period 2009-05-01
DOLLAR GENERAL CORP
filed 2009-06-02
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes [  ]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [X]

Smaller reporting company [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The registrant had 556,317,671 shares of common stock outstanding on May 26, 2009.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 1, 2009	January 30, 2009
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$434,584	$377,995
Merchandise inventories	1,454,692	1,414,955
Income taxes receivable	3,479	6,392
Deferred income taxes	-	4,600
Prepaid expenses and other current assets	69,393	66,183
Total current assets	1,962,148	1,870,125
Net property and equipment	1,280,835	1,268,960
Goodwill	4,338,589	4,338,589
Intangible assets, net	1,314,425	1,325,558
Other assets, net	82,804	85,967
Total assets	$8,978,801	$8,889,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$19,526	$14,158
Accounts payable	700,438	678,421
Accrued expenses and other	332,722	375,045
Income taxes payable	28,034	7,611
Deferred income taxes	11,942	-
Total current liabilities	1,092,662	1,075,235
Long-term obligations	4,117,190	4,122,956
Deferred income taxes	554,098	556,101
Other liabilities	283,916	289,288

Redeemable common stock	14,350	13,924

Shareholders’ equity:
Preferred stock	-	-
Common stock	278,159	278,114
Additional paid-in capital	2,492,482	2,489,647
Retained earnings	186,370	103,364
Accumulated other comprehensive loss	(40,426)	(39,430)
Total shareholders’ equity	2,916,585	2,831,695
Total liabilities and shareholders’ equity	$8,978,801	$8,889,199

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 1, 2009	May 2, 2008
Net sales	$2,779,937	$2,403,498
Cost of goods sold	1,924,579	1,710,421
Gross profit	855,358	693,077
Selling, general and administrative	630,489	582,206
Operating profit	224,869	110,871
Interest income	(94)	(957)
Interest expense	89,235	100,871
Other (income) expense	1,667	298
Income before income taxes	134,061	10,659
Income tax expense	51,055	4,743
Net income	$83,006	$5,916

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 1, 2009	May 2, 2008

Cash flows from operating activities:
Net income	$83,006	$5,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,531	61,406
Deferred income taxes	15,461	(5,600)
Noncash share-based compensation	2,938	2,346
Noncash inventory adjustments	(697)	1,310
Other noncash gains and losses	1,957	219
Change in operating assets and liabilities:
Merchandise inventories	(39,040)	(29,746)
Prepaid expenses and other current assets	(3,012)	(3,545)
Accounts payable	10,578	52,860
Accrued expenses and other	(50,368)	67,897
Income taxes	23,336	(1,387)
Other	203	(115)
Net cash provided by operating activities	108,893	151,561

Cash flows from investing activities:
Purchases of property and equipment	(51,825)	(35,373)
Purchases of short-term investments	-	(9,903)
Sales of short-term investments	-	12,976
Proceeds from sale of property and equipment	152	94
Net cash used in investing activities	(51,673)	(32,206)

Cash flows from financing activities:
Issuance of common stock	620	-
Repayments of borrowings under revolving credit facility	-	(102,500)
Repayments of long-term obligations	(999)	(1,045)
Repurchases of common stock and stock options	(252)	(10)
Other financing activities	-	(105)
Net cash used in financing activities	(631)	(103,660)

Net increase in cash and cash equivalents	56,589	15,695
Cash and cash equivalents, beginning of period	377,995	100,209
Cash and cash equivalents, end of period	$434,584	$115,904

Supplemental cash flow information:
Cash paid for interest	$33,782	$45,735
Cash paid for income taxes	$34,944	$2,204

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$18,913	$8,620

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended January 30, 2009 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. References to years contained herein pertain to the Company’s fiscal year. The Company’s 2009 fiscal year will end on January 29, 2010 and its 2008 fiscal year ended on January 30, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 1, 2009 and results of operations for the 13-week quarterly accounting periods ended May 1, 2009 and May 2, 2008 have been made.

The unaudited condensed consolidated balance sheet as of January 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded LIFO charges of $0.8 million and zero in the 13-week periods ended May 1, 2009 and May 2, 2008, respectively. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

As discussed in Note 4, effective January 31, 2009 the Company changed its accounting for fair value of its nonfinancial assets and liabilities in connection with the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. Through May 1, 2009, the adoption of this standard had no impact on the Company’s consolidated financial position or results of operations.

The Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161") during the first quarter of 2009 as discussed in Note 5.

2.

Comprehensive income

Comprehensive income consists of the following:

	13 Weeks Ended
(in thousands)	May 1, 2009	May 2, 2008
Net income	$83,006	$5,916
Unrealized net gain (loss) on hedged transactions, net of income tax expense (benefit) of $(922) and $10,959 respectively (see Note 5)	(996)	18,473
Comprehensive income	$82,010	$24,389

3.

Income taxes

The Company reports income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, the asset and liability method is used for computing the future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.

Income tax reserves are determined using the methodology established by FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires companies to assess each income tax position taken using a two step approach. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.

Subsequent to the February 3, 2007 adoption of FIN 48, the Company elected to record income tax related interest and penalties as a component of the provision for income tax expense.

The Internal Revenue Service (IRS) is in the initial stages of an examination of the Company’s federal income tax returns for the 2005 and 2006 fiscal years. The 2004 and earlier fiscal years are not open for examination. The 2007 and 2008 fiscal years, while not currently under examination, are subject to examination at the discretion of the IRS. The Company also has various state income tax examinations in progress. Generally, the Company’s 2005 and later tax years remain open for examination by the various state taxing authorities. The results of these examinations could result in changes to the Company’s income tax liability. The estimated liability related to income tax examinations is included in the Company’s reserve for uncertain tax positions.

As of May 1, 2009, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $35.0 million, $9.5 million and $1.4 million, respectively, for a total of $45.9 million. Of this amount, $4.3 million and $40.6 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet with the remaining $1.0 million reducing deferred tax assets related to net operating loss carry forwards. The reserve for uncertain tax positions decreased during the period ended May 1, 2009 by $24.1 million due principally to the reclassification, from the uncertain tax benefits account to the income tax payable account, of a liability associated with an accounting method utilized by the Company for income tax return filing purposes. The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $2.9 million in the coming twelve months principally as a result of the settlement of currently ongoing state income tax examinations. The reasonably possible change of $2.9 million is included in current liabilities in the condensed consolidated balance sheet as of May 1, 2009. Also, as of May 1, 2009, approximately $34.4 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended May 1, 2009 was 38.1% compared to a rate of 44.5% for the 13-week period ended May 2, 2008. Both periods included similar amounts of income tax-related interest, but because the 2009 pretax income was higher, the effective rate was impacted to a lesser degree.

4.

Assets and liabilities measured at fair value

On January 31, 2009, the Company adopted components of SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of May 1, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety, as discussed in detail in Note 5, are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of May 1, 2009.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 1, 2009
Assets:
Trading securities (a)	$8,360	$-	$-	$8,360
Liabilities:
Derivative financial instruments (b)	-	66,332	-	66,332

(a)

Reflected in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $1,854 and Other assets, net of $6,506.

(b)

Reflected in the condensed consolidated balance sheet as Accrued expenses and other of $540 and Other liabilities of $65,792.

5.

Derivatives and hedging activities

SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 ("SFAS 133") with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.

Risk management objective of using derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

The Company is exposed to certain risks arising from uncertainties of future market values caused by the fluctuation in the prices of commodities. The Company enters into derivative financial instruments to protect against future price changes related to transportation costs associated with forecasted purchases and distribution of inventory.

Cash flow hedges of interest rate risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week period ended May 1, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of May 1, 2009, the Company had four interest rate swaps with a combined notional value of $1.5 billion that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank. In accordance with Derivatives Implementation Group (DIG) Issue No. G3, the Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI and such net gain or loss is expected to be reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $42.2 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of SFAS 133. In February 2009, the Company entered into a commodity hedge related to diesel fuel to eliminate its exposure to variability in diesel fuel prices and their effect on transportation costs. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of May 1, 2009, the Company had one diesel fuel commodity swap hedging monthly usage of diesel fuel through January 2010 with a total 11.4 million gallons notional during the remaining term that was not designated as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of May 1, 2009 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of May 1, 2009		As of May 1, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	Other assets, net	$-	Other liabilities	$65,792

Derivatives not designated as hedging instruments under SFAS 133
Commodity hedges	Prepaid expenses and other current assets	$-	Accrued expenses and other	$540

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statement of income (including OCI, see Note 2) for the 13-week period ended May 1, 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Income
For the 13-weeks ended May 1, 2009

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$13,817	Interest expense	$11,898	Other (income) expense	$158

Derivatives Not Designated as Hedging Instruments Under SFAS 133		Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity Hedges		Other (income) expense	$1,508

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness.

As of May 1, 2009, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $70.2 million. As of May 1, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at May 1, 2009, it would have been required to settle its obligations under the agreements at their termination value of $70.2 million.

As of May 1, 2009, the fair value of commodity hedges in a net liability position, which excludes any adjustment for nonperformance risk related to the agreements, was $0.5 million. As of May 1, 2009, the Company has an outstanding letter of credit related to these agreements in the amount of $1.0 million. If the Company had breached any of the provisions of this agreement at May 1, 2009, the letter of credit would have been sufficient to settle its obligations under this agreement.

6.

Commitments and contingencies

Legal proceedings

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al.was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) (“Richter”) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff’s motion. On March 23, 2007, the court conditionally certified a nationwide class of individuals who worked for Dollar General as store managers since August 7, 2003. The number of persons who will be included in the class has not been determined, and the court has not approved the Notice that will be sent to the class.

On May 30, 2007, the court stayed all proceedings in the case, including the sending of the Notice, to evaluate, among other things, certain appeals pending in the Eleventh Circuit involving claims similar to those raised in this action. That stay was extended through May 15, 2009, but the Company’s efforts to secure its further extension have been denied. During the stay, the statute of limitations has been tolled for potential class members. If the court ultimately permits Notice to issue, the Company will have an opportunity at the close of the discovery period to seek decertification of the class, and the Company expects to file such a motion if necessary.

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

On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama ( Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH (“Calvert”)), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act and Title VII of the Civil Rights Act of 1964, as amended (“Title VII”). The complaint subsequently was amended to include additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations that the Company’s compensation practices disparately impact females. Under the amended complaint, Plaintiffs seek to proceed collectively under the Equal Pay Act and as a class under Title VII, and request back wages, injunctive and declaratory relief, liquidated damages, punitive damages and attorney’s fees and costs.

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

On July 30, 2008, the Company was served with a complaint filed in the District Court for Dallas County, Iowa ( Julie Cox, et al. v. Dolgencorp, Inc., et al– Case No. LACV-034423 ("Cox")) in which the plaintiff, a former store manager, alleges that the Company discriminates against pregnant employees on the basis of sex and retaliates against employees in violation of the Iowa Civil Rights Act. Cox seeks to represent a class of “all current, former and future employees from the State of Iowa who are employed by Dollar General who suffered from, are currently suffering from or in the future may suffer from” alleged sex/pregnancy discrimination and retaliation and seeks declaratory and injunctive relief as well as equitable, compensatory and punitive damages and attorneys’ fees and costs.

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

On December 4, 2008, a complaint was filed in the United States District Court for the Western District of Tennessee ( Tressa Holt, et al v. Dollar General Corporation, et al., Case No.1:08-cv-01298 JDB) in which the plaintiff, on behalf of herself and a putative class of non-exempt store employees, alleges that the Company violated the Fair Labor Standards Act by failing to pay for all hours worked, including overtime hours. At this time, it is not possible to predict whether the court will permit this action to proceed collectively. However, the Company believes that this action is not appropriate for collective treatment and that the Company’s wage and hour policies and practices comply with the FLSA. The Company plans to vigorously defend this action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise, and, if it is not successful, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

Subsequent to the announcement of the agreement relating to the Company’s 2007 merger, the Company and its directors were named in seven putative class actions alleging claims for breach of fiduciary duty arising out of the Company’s proposed sale to investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (“KKR”). Each of the complaints alleged, among other things, that the Company’s directors engaged in “self-dealing” by agreeing to recommend the transaction to the Company’s shareholders and that the consideration available to such shareholders in the transaction is unfairly low. On motion of the plaintiffs, each of these cases was transferred to the Sixth Circuit Court for Davidson County, Twentieth Judicial District, at Nashville. By order dated April 26, 2007, the seven lawsuits were consolidated in the court under the caption, “In re: Dollar General,” Case No. 07MD-1. On June 13, 2007, the court denied the Plaintiffs’ motion for a temporary injunction to block the shareholder vote that was then held on June 21, 2007. On June 22, 2007, the Plaintiffs filed their amended complaint making claims substantially similar to those outlined above. The court on November 6, 2008 certified a class of all persons who held stock in the Company on the date of the merger. The defendants filed for summary judgment.

On November 24, 2008, all defendants, including the Company, reached an agreement in principle to settle this lawsuit, subject to final documentation and court approval. The Company determined that the agreement would be in the best interest of the Company to avoid costly and time-consuming litigation. Based on the agreement in principle, the Company recorded a charge of $32.0 million in the third and fourth quarters of 2008 in connection with the proposed settlement, which was net of insurance proceeds of $10.0 million which were collected in the fourth quarter of 2008. On February 2, 2009, the Company funded the $40.0 million settlement and on February 11, 2009, the court approved the terms of the settlement.

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

Leases

The Company’s 2007 merger and certain of the related financing transactions may be interpreted as giving rise to certain trigger events (which may include events of default) under leases for three of the Company’s distribution centers (“DCs”). The Company does not believe such an interpretation would be appropriate under the terms of the leases. However, the possibility remains that the ultimate resolution of these matters could require the Company to make a significant cash investment to purchase these DCs.

Other

In August 2008, the Consumer Product Safety Improvement Act of 2008 was signed into law. This law addresses, among other things, the permissible levels of lead and listed phthalates in certain products. The first tier of new standards for permissible levels of lead and phthalates became effective in February 2009; the second tier is effective in August 2009. To ensure compliance, the Company undertook a process during the fourth quarter of 2008 to identify, mark down and cease the sale of any remaining inventory that would be impacted by the new law. The Company is continuing to evaluate its inventory for the next implementation phase of this law, but does not currently expect the impact of this process to be material to its financial statements. Until the process is complete, however, the Company cannot definitely rule out that possibility.

7.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of May 1, 2009, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary, the assets and revenues of which are not material. The following net sales data is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

	13 Weeks Ended
(In thousands)	May 1, 2009	May 2, 2008
Classes of similar products:
Highly consumable	$1,995,809	$1,680,895
Seasonal	356,452	322,126
Home products	216,883	204,493
Basic clothing	210,793	195,984
Net sales	$2,779,937	$2,403,498

8.

Related party transactions

 GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.) and KKR indirectly own a substantial portion of the Company's common stock.

Affiliates of KKR (among other entities) are lenders under the Company’s $2.3 billion senior secured term loan facility. The amount of principal outstanding under this term loan facility at all times since the Company's 2007 merger was $2.3 billion, and the Company paid no principal and approximately $20.0 million and $37.0 million of interest on this term loan during the periods ended May 1, 2009 and May 2, 2008, respectively.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap with a $426.7 million notional amount as of May 1, 2009, entered into in connection with the Company’s senior secured term loan facility, as discussed in more detail in Note 5. The Company paid Goldman, Sachs & Co. approximately $4.1 million and $2.3 million in the periods ended May 1, 2009 and May 2, 2008, respectively pursuant to this swap.

The Company is party to a monitoring agreement with an affiliate of KKR and with Goldman Sachs & Co. pursuant to which those entities provide management and advisory services to the Company. Under the terms of the monitoring agreement, among other things, the Company is obligated to pay to those entities an aggregate annual management fee payable in arrears at the end of each calendar quarter plus all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement upon request. The fees incurred for the periods ended May 1, 2009 and May 2, 2008 totaled $1.3 million in each period. The management fee will be $5.4 million in 2009 and increases at a rate of 5% per year.

From time to time the Company may use the services of Capstone Consulting, LLC, a team of executives who consult exclusively with KKR portfolio companies. The Chief Executive Officer of Capstone (who also is a Partner of KKR) served on the Company’s Board of Directors until March 2009. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, prior to January 1, 2007 KKR had provided financing to Capstone. The aggregate fees incurred for Capstone services for the periods ended May 1, 2009 and May 2, 2008 totaled $0.2 million and $0.9 million, respectively.

A Member and a Director of KKR and a Managing Director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

9.

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

	May 1, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$333,300	$80,841	$20,443	$-	$434,584
Merchandise inventories	-	1,454,692	-	-	1,454,692
Income taxes receivable	31,589	-	-	(28,110)	3,479
Deferred income taxes	-	-	2,656	(2,656)	-
Prepaid expenses and other current assets	704,516	2,167,422	14,174	(2,816,719)	69,393
Total current assets	1,069,405	3,702,955	37,273	(2,847,485)	1,962,148
Net property and equipment	79,760	1,200,893	182	-	1,280,835
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,204,556	109,869	-	-	1,314,425
Deferred income taxes	-	-	2,487	(2,487)	-
Other assets, net	3,583,020	129,843	280,476	(3,910,535)	82,804

Total assets	$10,275,330	$5,143,560	$320,418	$(6,760,507)	$8,978,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$17,250	$2,276	$-	$-	$19,526
Accounts payable	2,395,046	1,063,634	46,179	(2,804,421)	700,438
Accrued expenses and other	84,941	208,209	51,869	(12,297)	332,722
Income taxes payable	1,659	49,682	4,803	(28,110)	28,034
Deferred income taxes	4,555	10,043	-	(2,656)	11,942
Total current liabilities	2,503,451	1,333,844	102,851	(2,847,484)	1,092,662
Long-term obligations	4,341,059	2,453,857	-	(2,677,726)	4,117,190
Deferred income taxes	395,788	160,797	-	(2,487)	554,098
Other liabilities	104,097	32,588	147,231	-	283,916

Redeemable common stock	14,350	-	-	-	14,350

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	278,159	23,855	100	(23,955)	278,159
Additional paid-in capital	2,492,482	553,639	19,900	(573,539)	2,492,482
Retained earnings	186,370	584,980	50,336	(635,316)	186,370
Accumulated other comprehensive loss	(40,426)	-	-	-	(40,426)
Total shareholders’ equity	2,916,585	1,162,474	70,336	(1,232,810)	2,916,585

Total liabilities and shareholders’ equity	$10,275,330	$5,143,560	$320,418	$(6,760,507)	$8,978,801

	January 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$292,637	$64,404	$20,954	$-	$377,995
Merchandise inventories	-	1,414,955	-	-	1,414,955
Income tax receivable	50,601	-	-	(44,209)	6,392
Deferred income taxes	5,892	-	2,560	(3,852)	4,600
Prepaid expenses and other current assets	462,572	2,016,712	5,894	(2,418,995)	66,183
Total current assets	811,702	3,496,071	29,408	(2,467,056)	1,870,125
Net property and equipment	82,616	1,186,125	219	-	1,268,960
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,205,667	119,891	-	-	1,325,558
Deferred income taxes	-	-	3,518	(3,518)	-
Other assets, net	3,384,089	130,100	280,204	(3,708,426)	85,967

Total assets	$9,822,663	$4,932,187	$313,349	$(6,179,000)	$8,889,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$11,500	$2,658	$-	$-	$14,158
Accounts payable	2,007,625	1,035,057	46,644	(2,410,905)	678,421
Accrued expenses and other	108,504	220,142	54,489	(8,090)	375,045
Income taxes payable	1,659	48,467	1,694	(44,209)	7,611
Deferred income taxes	-	3,852	-	(3,852)	-
Total current liabilities	2,129,288	1,310,176	102,827	(2,467,056)	1,075,235
Long-term obligations	4,346,258	2,383,304	-	(2,606,606)	4,122,956
Deferred income taxes	397,570	162,049	-	(3,518)	556,101
Other liabilities	103,928	37,653	147,707	-	289,288

Redeemable common stock	13,924	-	-	-	13,924

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	278,114	23,855	100	(23,955)	278,114
Additional paid-in capital	2,489,647	553,639	19,900	(573,539)	2,489,647
Retained earnings	103,364	461,511	42,815	(504,326)	103,364
Accumulated other comprehensive loss	(39,430)	-	-	-	(39,430)
Total shareholders’ equity	2,831,695	1,039,005	62,815	(1,101,820)	2,831,695

Total liabilities and shareholders’ equity	$9,822,663	$4,932,187	$313,349	$(6,179,000)	$8,889,199

	For the 13 weeks ended May 1, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$62,846	$2,779,937	$21,473	$(84,319)	$2,779,937
Cost of goods sold	-	1,924,579	-	-	1,924,579
Gross profit	62,846	855,358	21,473	(84,319)	855,358
Selling, general and administrative	57,134	643,416	14,258	(84,319)	630,489
Operating profit	5,712	211,942	7,215	-	224,869
Interest income	(12,542)	(1,081)	(4,226)	17,755	(94)
Interest expense	94,261	12,724	5	(17,755)	89,235
Other (income) expense	1,667	-	-	-	1,667
Income (loss) before income taxes	(77,674)	200,299	11,436	-	134,061
Income taxes	(29,690)	76,830	3,915	-	51,055
Equity in subsidiaries’ earnings, net of taxes	130,990	-	-	(130,990)	-
Net income	$83,006	$123,469	$7,521	$(130,990)	$83,006

	For the 13 weeks ended May 2, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$50,075	$2,403,498	$22,971	$(73,046)	$2,403,498
Cost of goods sold	-	1,710,421	-	-	1,710,421
Gross profit	50,075	693,077	22,971	(73,046)	693,077
Selling, general and administrative	46,480	587,972	20,800	(73,046)	582,206
Operating profit	3,595	105,105	2,171	-	110,871
Interest income	(16,582)	(8,679)	(3,136)	27,440	(957)
Interest expense	109,195	19,112	4	(27,440)	100,871
Other (income) expense	298	-	-	-	298
Income (loss) before income taxes	(89,316)	94,672	5,303	-	10,659
Income taxes	(28,367)	33,019	91	-	4,743
Equity in subsidiaries' earnings, net of taxes	66,865	-	-	(66,865)	-
Net income	$5,916	$61,653	$5,212	$(66,865)	$5,916

	For the 13 weeks ended May 1, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$83,006	$123,469	$7,521	$(130,990)	$83,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,833	55,639	59	-	64,531
Deferred income taxes	9,587	4,939	935	-	15,461
Noncash share-based compensation	2,938	-	-	-	2,938
Noncash inventory adjustments	-	(697)	-	-	(697)
Other noncash gains and losses	900	1,057	-	-	1,957
Equity in subsidiaries’ earnings, net	(130,990)	-	-	130,990	-
Change in operating assets and liabilities:
Merchandise inventories	-	(39,040)	-	-	(39,040)
Prepaid expenses and other current assets	740	(4,118)	366	-	(3,012)
Accounts payable	(5,886)	16,469	(5)	-	10,578
Accrued expenses and other	(26,202)	(21,070)	(3,096)	-	(50,368)
Income taxes	19,012	1,215	3,109	-	23,336
Other	(55)	258	-	-	203
Net cash provided by (used in) operating activities	(38,117)	138,121	8,889	-	108,893
Cash flows from investing activities:
Purchases of property and equipment	(2,057)	(49,746)	(22)	-	(51,825)
Proceeds from sale of property and equipment	-	152	-	-	152
Net cash used in investing activities	(2,057)	(49,594)	(22)	-	(51,673)
Cash flows from financing activities:
Issuance of common stock	620	-	-	-	620
Repayments of long-term obligations	-	(999)	-	-	(999)
Repurchases of common stock and stock options	(252)	-	-	-	(252)
Changes in intercompany note balances, net	80,469	(71,091)	(9,378)	-	-
Net cash provided by (used in) financing activities	80,837	(72,090)	(9,378)	-	(631)
Net increase (decrease) in cash and cash equivalents	40,663	16,437	(511)	-	56,589
Cash and cash equivalents, beginning of period	292,637	64,404	20,954	-	377,995
Cash and cash equivalents, end of period	$333,300	$80,841	$20,443	$-	$434,584

	For the 13 weeks ended May 2, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$5,916	$61,653	$5,212	$(66,865)	$5,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,737	52,605	64	-	61,406
Deferred income taxes	(3,970)	(36)	(1,594)	-	(5,600)
Noncash share-based compensation	2,346	-	-	-	2,346
Noncash inventory adjustments	-	1,310	-	-	1,310
Other noncash gains and losses	-	219	-	-	219
Equity in subsidiaries’ earnings, net	(66,865)	-	-	66,865	-
Change in operating assets and liabilities:
Merchandise inventories	-	(29,746)	-	-	(29,746)
Prepaid expenses and other current assets	77	(3,657)	35	-	(3,545)
Accounts payable	4,331	48,433	96	-	52,860
Accrued expenses and other	56,411	7,411	4,075	-	67,897
Income taxes	46,048	(35,700)	(11,735)	-	(1,387)
Other	1,092	(1,119)	(88)	-	(115)
Net cash provided by (used in) operating activities	54,123	101,373	(3,935)	-	151,561
Cash flows from investing activities:
Purchases of property and equipment	(2,847)	(32,524)	(2)	-	(35,373)
Purchases of short-term investments	-	-	(9,903)	-	(9,903)
Sales of short-term investments	-	-	12,976	-	12,976
Proceeds from sale of property and equipment	-	94	-	-	94
Net cash provided by (used in) investing activities	(2,847)	(32,430)	3,071	-	(32,206)
Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(102,500)	-	-	-	(102,500)
Repayments of long-term obligations	-	(1,045)	-	-	(1,045)
Repurchase of common stock	(10)	-	-	-	(10)
Changes in intercompany note balances, net	51,469	(55,557)	4,088	-	-
Other financing activities	(105)	-	-	-	(105)
Net cash provided by (used in) financing activities	(51,146)	(56,602)	4,088	-	(103,660)
Net increase in cash and cash equivalents	130	12,341	3,224	-	15,695
Cash and cash equivalents, beginning of period	8,320	59,379	32,510	-	100,209
Cash and cash equivalents, end of period	$8,450	$71,720	$35,734	$-	$115,904

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Accounting Periods. We follow the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2009 and 2008, which represent 52-week fiscal years ending or ended January 29, 2010 and January 30, 2009, respectively. Consequently, references to quarterly accounting periods for 2009 and 2008 contained herein refer to 13-week accounting periods.

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

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the year ended January 30, 2009. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report. Basis points or “bps” amounts referred to below are equal to 0.01 percent as a percentage of sales.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 8,462 stores as of May 1, 2009, located in 35 states, primarily in the southern, southwestern, midwestern and eastern United States. We serve a broad customer base and offer a focused assortment of everyday items, including basic consumable merchandise and other home, apparel and seasonal products. A majority of our products are priced at $10 or less, and approximately 25% of our products are priced at $1 or less. We seek to offer a compelling value proposition for our customers based on convenient store locations, easy in and out shopping and quality merchandise at highly competitive prices. We believe our combination of value and convenience distinguishes us from other discount, convenience and drugstore retailers, who typically focus on either value or convenience.

Like other companies, we are operating in a very difficult economic environment. Consumers are facing high rates of unemployment, increased food costs, and a continued weakness in housing and credit markets, and the timetable for economic recovery is uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, our first quarter results were strong, and we remain cautiously optimistic with regard to our operating priorities for the remainder of 2009.

We have been keenly focused on executing the following four operating priorities which we defined at the beginning of 2008:

•

Drive productive sales growth;

•

Increase gross margins;

•

Leverage process improvements and information technology to reduce costs; and

•

Strengthen and expand Dollar General’s culture of “serving others.”

Focus on these priorities has resulted in improved performance in the first quarter of 2009 over the comparable 2008 period in each of our key financial metrics, as follows:

•

Total sales increased 15.7% to $2.78 billion. Sales in same-stores increased 13.3% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended May 1, 2009 were approximately $185, up from $167 for the comparable prior 52-week period.

•

Gross profit, as a percentage of sales, increased to 30.8% compared to 28.8% in the 2008 period as a result of higher average markups driven by our focused effort to reduce our merchandise purchase costs while maintaining our everyday low prices (including strategic changes we have made to the mix of merchandise, such as increasing private brand items which generally are associated with higher average markups), lower transportation and distribution costs and continued improvement in inventory shrinkage.

•

SG&A, as a percentage of sales, was 22.7%, compared to 24.2% in the 2008 quarter. The improvement is attributable to leverage resulting from our significant sales increase and a reduction in insurance costs, primarily workers’ compensation.

•

Inventory turnover improved to 5.2 times on a rolling four-quarter basis compared to 5.0 times for the corresponding prior year period.

•

We reported net income of $83.0 million compared to net income of $5.9 million in the 2008 quarter.

We generated $108.9 million of cash from operating activities. At May 1, 2009, we had a cash balance of $434.6 million. Because of continued uncertainties in the financial markets, we believe maintaining excess liquidity is prudent. Also during the 2009 first quarter, we opened 104 new stores, remodeled or relocated 100 stores, and closed four stores, resulting in a store count of 8,462 on May 1, 2009.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

The following table contains results of operations data for the first 13 weeks of each of 2009 and 2008, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2009 vs. 2008
(in millions)	May 1, 2009	May 2, 2008	Amount change	% change
Net sales by category:
Highly consumable	$1,995.8	$1,680.9	$314.9	18.7%
% of net sales	71.79%	69.94%
Seasonal	356.5	322.1	34.3	10.7
% of net sales	12.82%	13.40%
Home products	216.9	204.5	12.4	6.1
% of net sales	7.80%	8.51%
Basic clothing	210.8	196.0	14.8	7.6
% of net sales	7.58%	8.15%
Net sales	2,779.9	2,403.5	376.4	15.7
Cost of goods sold	1,924.6	1,710.4	214.2	12.5
% of net sales	69.23%	71.16%
Gross profit	855.4	693.1	162.3	23.4
% of net sales	30.77%	28.84%
Selling, general and administrative	630.5	582.2	48.3	8.3
% of net sales	22.68%	24.22%
Operating profit	224.9	110.9	114.0	102.8
% of net sales	8.09%	4.61%
Interest income	(0.1)	(1.0)	0.9	(90.2)
% of net sales	(0.00)%	(0.04)%
Interest expense	89.2	100.9	(11.6)	(11.5)
% of net sales	3.21%	4.20%
Other (income) expense	1.7	0.3	1.4	-
% of net sales	0.06%	0.01%
Income before income taxes	134.1	10.7	123.4	-
% of net sales	4.82%	0.44%
Income tax expense	51.1	4.7	46.3	-
% of net sales	1.84%	0.20%
Net income	$83.0	$5.9	$77.1	-%
% of net sales	2.99%	0.25%

13 WEEKS ENDED MAY 1, 2009 AND MAY 2, 2008

Net Sales. The net sales increase in the 2009 first quarter reflects a same-store sales increase of 13.3% compared to the 2008 quarter. Same-stores include stores that have been open for 13 months and remain open at the end of the reporting period. For the 2009 quarter, there were 8,179 same-stores which accounted for sales of $2.70 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales reflects the impact of various operating and merchandising initiatives implemented over the last year, including the impact of improved store standards, the expansion of convenience food and beverage offerings and additional private brand consumables that offer improved quality and value. We have adjusted our store hours to better accommodate our customers, resulting in increased customer traffic. In addition, we have increased the utilization of store square footage and have improved the timing, selection and management of seasonal, home and apparel merchandise, adding items that are more trend relevant. As indicated by our growth in sales during this challenging economic period, value-conscious customers are relying on our stores for value and convenience more than ever.

Gross Profit. The gross profit rate as a percentage of sales was 30.8% in the 2009 first quarter compared to 28.8% in the 2008 quarter. Several factors contributed significantly to our gross profit rate expansion:

•

Average markups increased as a result of our focus on lowering costs from our vendors, while maintaining our every day low prices, and changes we have made to the mix of merchandise, such as the increase in private brand items which generally represent higher gross profit rates.

•

Distribution and transportation costs decreased as a result of lower fuel costs and improved efficiencies arising from changes in our distribution processes.

•

Inventory shrink as a percentage of sales declined.

In 2008, we faced increased commodity cost pressures related to food and pet products which were driven by rising fruit and vegetable prices and freight costs. In addition, increases in petroleum, resin, metals, pulp and other raw material commodity driven costs also resulted in multiple product cost increases in 2008. As a result, we recorded a LIFO provision of $43.9 million for the full year 2008. On a quarterly basis, we estimate the annual impact of commodity cost fluctuations based upon the best available information at that point in time. The estimated LIFO provision in the 2009 first quarter was $0.8 million reflecting a flattening of these increases based on our 2009 trends and our current 2009 estimates.

SG&A Expense. The 8.3% increase in SG&A expense in the 2009 period compared to the 2008 period is the result primarily of SG&A required to operate new stores and to support increased same-store sales levels. As a percentage of sales, SG&A decreased to 22.7% in the 2009 period from 24.2% in the 2008 period, a decrease of 154 basis points, primarily attributable to leverage on payroll and store occupancy costs attained from significantly higher sales. In addition, workers’ compensation costs and general liability insurance expense decreased as a result of our continued cost reduction efforts.

Interest Income. Interest income consists primarily of interest on investments. The decrease in interest income in the 2009 period compared to the 2008 period was the result of lower interest rates.

Interest Expense. The decrease in interest expense in the 2009 period from the 2008 period is due to lower interest rates on our variable rate debt, primarily on our term loan, and lower outstanding borrowings as the result of the repurchase of $44.1 million of the senior subordinated notes in the fourth quarter of 2008. We had outstanding variable-rate debt of $836 million and $623 million, after taking into consideration the impact of interest rate swaps, as of May 1, 2009 and January 30, 2009, respectively. The remainder of our outstanding indebtedness at May 1, 2009 and January 30, 2009 was fixed rate debt.

Income Taxes. The effective income tax rate for the 2009 period was 38.1%, compared to a rate of 44.5% for the 2008 period. Both periods included similar amounts of income tax-related interest, but because the 2009 pretax income was higher, the effective rate was impacted to a lesser degree.

Recently Adopted Accounting Standard

During the first quarter of 2009 we changed our accounting for the fair value of our nonfinancial assets and liabilities in connection with the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. Through May 1, 2009, the adoption of this standard had no impact on our consolidated financial position or results of operations.

We adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161") during the first quarter of 2009. SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 ("SFAS 133") with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

The agreements governing the Credit Facilities provide that we have the right at any time to request up to $325.0 million of incremental commitments under one or more incremental term loan facilities and/or asset-based revolving credit facilities. The lenders under these facilities are not under any obligation to provide any such incremental commitments and any such addition of or increase in commitments will be subject to our not exceeding certain senior secured leverage ratios and certain other customary conditions. Our ability to obtain extensions of credit under these incremental commitments also will be subject to the same conditions as extensions of credit under the Credit Facilities.

The amount available under the asset-based revolving credit facility (including letters of credit) is subject to certain borrowing base limitations. The asset-based revolving credit facility includes a “last out” tranche in respect of which we may borrow up to a maximum amount of $125.0 million.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the term loan facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) as of May 1, 2009, under the asset-based revolving credit facility (except in the last out tranche described above), 1.25% for LIBOR borrowings and 0.25% for base-rate borrowings; and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the asset-based revolving credit facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the asset-based revolving credit facility. We are also required to pay a commitment fee to the lenders under the asset-based revolving credit facility for any unutilized commitments at a rate of 0.375% per annum. We also must pay customary letter of credit fees.

The senior secured credit agreement for the term loan facility requires us to prepay outstanding term loans, subject to certain exceptions, with up to 50% of our annual excess cash flow (as defined in the credit agreement) which will be reduced to 25% and 0% if we achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through May 1, 2009, no prepayments have been required under the prepayment provisions listed above.

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

At May 1, 2009, we had no borrowings, $31.7 million of commercial letters of credit, and $86.0 million of standby letters of credit outstanding under our asset-based revolving credit facility.

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

Interest on the notes is payable on January 15 and July 15 of each year. Interest on the senior notes is payable in cash. Cash interest on the senior subordinated notes accrues at a rate of 11.875% per annum, and PIK interest (as that term is defined below) accrues at a rate of 12.625% per annum. For any interest period subsequent to the initial interest period through July 15, 2011, we may elect to pay interest on the senior subordinated notes (i) in cash, (ii) by increasing the principal amount of the senior subordinated notes or issuing new senior subordinated notes (“PIK interest”) or (iii) by paying interest on half of the principal amount of the senior subordinated notes in cash interest and half in PIK interest. After July 15, 2011, all interest on the senior subordinated notes will be payable in cash. Through May 1, 2009, all interest on the senior subordinated notes has been paid in cash.

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of May 1, 2009, this ratio was 1.8 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		52-weeks ended
(in millions)	May 1, 2009	May 2, 2008	May 1, 2009	January 30, 2009
Net income	$83.0	$5.9	$185.3	$108.2
Add (subtract):
Interest income	(0.1)	(1.0)	(2.2)	(3.1)
Interest expense	89.2	100.9	380.2	391.9
Depreciation and amortization	61.2	58.3	238.0	235.1
Income taxes	51.1	4.7	132.6	86.2
EBITDA	284.4	168.8	933.9	818.3

Adjustments:
Gain on debt retirements	-	-	(3.8)	(3.8)
Loss on hedging instruments	0.7	0.3	1.5	1.1
Reversal of contingent loss on distribution center leases	-	-	(5.0)	(5.0)
Impact of markdowns related to inventory clearance activities, net of purchase accounting adjustments	(3.5)	1.3	(28.4)	(24.9)
Hurricane-related expenses and write-offs	-	-	2.2	2.2
Monitoring and consulting fees to affiliates	1.6	2.2	8.0	8.6
Stock option and restricted stock unit expense	2.9	2.3	10.6	10.0
Indirect merger-related costs	4.4	7.8	17.3	20.7
Litigation settlement and related costs, net	-	-	32.0	32.0
Other noncash charges (including LIFO)	0.5	-	53.9	54.7
Total Adjustments	6.6	13.9	88.3	95.6

Adjusted EBITDA	$291.0	$182.7	$1,022.2	$913.9

Current Financial Condition / Recent Developments

At May 1, 2009, we had total outstanding debt (including the current portion of long-term obligations) of approximately $4.14 billion. We had $970.4 million available for borrowing under our senior secured asset-based revolving credit facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Our inventory balance represented approximately 44% of our total assets exclusive of goodwill and other intangible assets as of May 1, 2009. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory is an important component of our efforts to increase gross margins.

As described in Note 6 to the condensed consolidated financial statements, we have contingencies related to certain distribution center leases and are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those contingencies or actions could materially and adversely affect our liquidity. We also have certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates” and in Note 3 to the condensed consolidated financial statements. Future negative developments could have a material adverse effect on our liquidity.

We may seek, from time to time, to retire the notes (as defined above) through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash flows from operating activities. The most significant components of the change in cash flows from operating activities in the 2009 period as compared to the 2008 period were related to working capital in general and accrued expenses and other liabilities in particular. Accrued expenses and other liabilities decreased by $50.4 million in the 2009 period compared to an increase of $67.9 million in the 2008 period, with the most significant items including a $40.0 million payment in the 2009 period to settle a shareholder lawsuit resulting from our 2007 merger, higher bonus payouts in the 2009 period compared to the prior year period as a result of our improved 2008 operating results, and reductions of income tax reserves in the 2009 period. In addition, in 2008 we implemented initiatives to aggressively manage our payables and improve payment terms. While these initiatives continue, their impact, as expected, is less significant in the 2009 period compared to when they were implemented. Our cash flows from operating activities in the 2009 period compared to the 2008 period was positively impacted by our strong operating performance due to greater sales, higher gross margins and lower SG&A expenses as a percentage of sales, as described in more detail above under “Results of Operations.” In addition, we experienced increased inventory turns in the 2009 period as compared to the 2008 period. We continue to closely monitor our inventory balances, which increased by 3% overall during the first quarter of 2009 compared to a 2% overall increase during the first quarter of 2008. Inventory levels in our four inventory categories in the 2009 period compared to the respective 2008 period were as follows: the highly consumable category increased 7% compared to a 3% increase; the seasonal category increased by 1% compared to a 3% increase; the home products category declined by 4% compared to a decline of 3%; and basic clothing declined by 2% compared to a 2% increase.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2009 period included the following approximate amounts: $35 million for improvements and upgrades to existing stores; $9 million for new stores and $4 million for remodels and relocations of existing stores. During the 2009 period, we opened 104 new stores and remodeled or relocated 100 stores.

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

Purchases and sales of short-term investments of $9.9 million and $13.0 million, respectively, during the 2008 period relate primarily to our captive insurance subsidiary.

Capital expenditures for the 2009 fiscal year are projected to be approximately $250 to $275 million. We anticipate funding our 2009 capital requirements with cash flows from operations and, if necessary, borrowings under our asset-based revolving credit facility.

Cash flows from financing activities. We had no borrowings or repayments under our asset-based revolving credit facility in the 2009 period, and had no borrowings and repayments of $102.5 million under this facility in the 2008 period.

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

Factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and an annual LIFO analysis whereby all SKUs are considered in the index formulation. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year and are thus subject to adjustment in the final year-end LIFO inventory valuation. We also perform interim inventory-aging analysis for determining obsolete inventory. Our policy is to write down inventory to an LCM value based on various management assumptions including estimated markdowns and sales required to liquidate such aged inventory in future periods. Inventory is reviewed on a quarterly basis and adjusted as appropriate to reflect write-downs determined to be necessary.

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

Under SFAS 142, Goodwill and Other Intangible Assets, we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting unit based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts) and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill would require us to allocate the estimated fair value of our reporting unit to its assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which would be compared to its corresponding carrying value.

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

Impairment of Long-lived Assets. We review the carrying value of all long-lived assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review for impairment stores open for approximately two years or more for which recent cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the estimated undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s estimated fair value. The fair value is estimated based primarily upon projected future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value in accordance with U.S. GAAP.

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

Contingent Liabilities – Income Taxes. Income tax reserves are determined using the methodology established by FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results.

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

For store closures (excluding those associated with a business combination) where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Liabilities are established at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS 146. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

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

Fair Value Measurements. We measure fair value of assets and liabilities in accordance with SFAS 157, which requires that fair values be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Therefore, Level 3 inputs are typically based on an entity’s own assumptions, as there is little, if any, related market activity, and thus requires the use of significant judgment and estimates.

Our fair value measurements are primarily associated with our derivative financial instruments and to a lesser degree our investments. The values of our derivative financial instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Derivative Financial Instruments. We account for derivative instruments in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See “Fair Value Measurements” above for a discussion of derivative valuations. Special accounting for qualifying hedges allows a derivative’s gains and losses to either offset related results on the hedged item in the statement of operations or be accumulated in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We use derivative instruments to manage our exposure to changing interest rates, primarily with interest rate swaps.

In addition to making valuation estimates, we also bear the risk that certain derivative instruments that have been designated as hedges and currently meet the strict hedge accounting requirements of SFAS 133 may not qualify in the future as “highly effective,” as defined, as well as the risk that hedged transactions in cash flow hedging relationships may no longer be considered probable to occur. Further, new interpretations and guidance related to SFAS 133 may be issued in the future, and we cannot predict the possible impact that such guidance may have on our use of derivative instruments going forward.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009.

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

(b)

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended May 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The information contained in Note 6 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.

RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009.

ITEM 6.

EXHIBITS.

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

 “Forward-looking statements” within the meaning of the federal securities laws are included throughout this report, particularly under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 6. Commitments and Contingencies,” among others. You can identify these statements because they are not solely statements of historical fact or they use words such as “may,” “will,” “should,” “expect,”

“believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “intend,” or “could,” and similar expressions that concern our strategy, plans or intentions or our beliefs about future occurrences. For example, all statements relating to our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity, our plans and objectives for future operations, growth or initiatives, the expected outcome or impact of pending or threatened litigation, and expectations regarding a possible reduction in the reserve for uncertain tax positions are forward-looking statements.

All forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the impact of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation, general economic conditions; the cost of goods; unemployment levels; levels of consumer disposable income; consumer credit availability; consumer demand, spending patterns and debt levels; changing wages, health care, other benefit, and insurance costs; accident costs; fluctuations in the costs of gasoline, diesel fuel and other energy, transportation, and utilities costs; increased competition; the ability to hire and retain effective employees; our ability to timely open, remodel or relocate stores; interest rate and currency exchange fluctuations; financial and capital market conditions; inflation; risks and challenges in connection with sourcing merchandise from domestic and international vendors; disruptions in the supply chain or information systems; the level of success of initiatives; our debt levels and restrictions in our debt agreements; trade restrictions; the outbreak of war or pandemics; geopolitical events and conditions; natural disasters; weather conditions; changes in or noncompliance with laws and regulations (including, but not limited to, product safety and unionization laws and regulations); developments in litigation or governmental investigations or audits; seasonality; the factors disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2009; the factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”); and other factors. All written and oral forward-looking statements are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate all of our forward-looking statements in the context of these risks and uncertainties.

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

DOLLAR GENERAL CORPORATION

Date: June 2, 2009	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1

Instrument of Resignation, Appointment and Acceptance, effective as of February 25, 2009, by and among Dollar General Corporation, Wells Fargo Bank, National Association, and U.S. Bank National Association (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated February 25, 2009, filed with the SEC on February 25, 2009 (file number 001-11421)).

4.2

Third Supplemental Indenture to the Senior Indenture, dated as of March 23, 2009, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.17 to Dollar General Corporation’s Registration Statement on Form S-1 filed with the SEC on March 30, 2009 (file number 333-158281)).

4.3

Third Supplemental Indenture to the Senior Subordinated Indenture, dated as of March 23, 2009, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.23 to Dollar General Corporation’s Registration Statement on Form S-1 filed with the SEC on March 30, 2009 (file number 333-158281)).

4.4

Supplement No. 3, dated as of March 23, 2009, to the Guarantee to the Credit Agreement, between the New Guarantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.30 to Dollar General Corporation’s Registration Statement on Form S-1 filed with the SEC on March 30, 2009 (file number 333-158281)).

4.5

Supplement No. 3, dated as of March 23, 2009, to the Security Agreement, between the New Grantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.34 to Dollar General Corporation’s Registration Statement on Form S-1 filed with the SEC on March 30, 2009 (file number 333-158281)).

4.6

Supplement No. 3, dated as of March 23, 2009, to the Pledge Agreement, between the Additional Pledgors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation’s Registration Statement on Form S-1 filed with the SEC on March 30, 2009 (file number 333-158281)).

4.7

Supplement No. 2, dated as of March 23, 2009, to the Guarantee to the ABL Credit Agreement, between the New Guarantors referenced therein and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.42 to Dollar General Corporation’s Registration Statement on Form S-1 filed with the SEC on March 30, 2009 (file number 333-158281)).

4.8

Supplement No. 3, dated as of March 23, 2009, to the ABL Security Agreement, between the New Grantors referenced therein and The CIT Group/Business Credit Inc., as ABL

Collateral Agent (incorporated by reference to Exhibit 4.46 to Dollar General Corporation’s Registration Statement on Form S-1 filed with the SEC on March 30, 2009 (file number 333-158281)).

10.1

Dollar General Corporation 2009 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.14 to Dollar General Corporation’s Registration Statement on Form S-1 filed with the SEC on March 30, 2009 (file number 333-158281)).

10.2

Employment Agreement effective April 1, 2009, by and between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8-K dated March 30, 2009, filed with the SEC on April 3, 2009 (file number 001-11421)).

10.3

Employment Agreement effective April 1, 2009, by and between Dollar General Corporation and Kathleen R. Guion (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated March 30, 2009, filed with the SEC on April 3, 2009 (file number 001-11421)).

10.4

Employment Agreement effective April 1, 2009, by and between Dollar General Corporation and Susan S. Lanigan (incorporated by reference to Exhibit 99.3 to Dollar General Corporation’s Current Report on Form 8-K dated March 30, 2009, filed with the SEC on April 3, 2009 (file number 001-11421)).

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.