Form 10-Q
period 2009-07-31
DOLLAR GENERAL CORP
filed 2009-09-10
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

The registrant had 556,433,343 shares of common stock outstanding on August 31, 2009.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2009	January 30, 2009
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$515,375	$377,995
Merchandise inventories	1,552,586	1,414,955
Income taxes receivable	5,450	6,392
Deferred income taxes	-	4,600
Prepaid expenses and other current assets	72,368	66,183
Total current assets	2,145,779	1,870,125
Net property and equipment	1,273,452	1,268,960
Goodwill	4,338,589	4,338,589
Intangible assets, net	1,303,196	1,325,558
Other assets, net	78,928	85,967
Total assets	$9,139,944	$8,889,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$26,797	$14,158
Accounts payable	800,308	678,421
Accrued expenses and other	304,384	375,045
Income taxes payable	19,304	7,611
Deferred income taxes	15,032	-
Total current liabilities	1,165,825	1,075,235
Long-term obligations	4,111,023	4,122,956
Deferred income taxes	550,551	556,101
Other liabilities	280,726	289,288

Redeemable common stock	15,281	13,924

Shareholders’ equity:
Preferred stock	-	-
Common stock	278,217	278,114
Additional paid-in capital	2,494,984	2,489,647
Retained earnings	279,960	103,364
Accumulated other comprehensive loss	(36,623)	(39,430)
Total shareholders’ equity	3,016,538	2,831,695
Total liabilities and shareholders’ equity	$9,139,944	$8,889,199

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Net sales	$2,901,907	$2,609,384	$5,681,844	$5,012,882
Cost of goods sold	1,995,865	1,851,349	3,920,444	3,561,770
Gross profit	906,042	758,035	1,761,400	1,451,112
Selling, general and administrative expenses	672,825	614,980	1,303,314	1,197,186
Operating profit	233,217	143,055	458,086	253,926
Interest income	(15)	(1,217)	(109)	(2,174)
Interest expense	89,945	99,434	179,180	200,305
Other (income) expense	(2,395)	292	(728)	590
Income before income taxes	145,682	44,546	279,743	55,205
Income taxes	52,092	16,828	103,147	21,571
Net income	$93,590	$27,718	$176,596	$33,634

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	July 31, 2009	August 1, 2008
Cash flows from operating activities:
Net income	$176,596	$33,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,068	122,023
Deferred income taxes	12,568	(18,208)
Noncash share-based compensation	6,106	4,516
Noncash inventory adjustments and asset impairment	3,653	17,347
Tax benefit of stock options	(262)	(475)
Other noncash gains and losses	4,488	730
Change in operating assets and liabilities:
Merchandise inventories	(136,262)	(218,749)
Prepaid expenses and other current assets	(4,109)	(6,060)
Accounts payable	113,978	262,415
Accrued expenses and other	(75,314)	68,692
Income taxes	12,635	18,892
Other	(1,280)	11,767
Net cash provided by operating activities	243,865	296,524
Cash flows from investing activities:
Purchases of property and equipment	(107,305)	(80,100)
Purchases of short-term investments	-	(9,903)
Sales of short-term investments	-	58,950
Proceeds from sale of property and equipment	322	683
Net cash used in investing activities	(106,983)	(30,370)
Cash flows from financing activities:
Issuance of common stock	2,018	-
Issuance of long-term obligations	1,080	-
Repayments of borrowings under revolving credit facility	-	(102,500)
Repayments of long-term obligations	(1,535)	(2,195)
Repurchases of common stock and stock options	(1,327)	(513)
Tax benefit of stock options	262	475
Net cash provided by (used in) financing activities	498	(104,733)
Net increase in cash and cash equivalents	137,380	161,421
Cash and cash equivalents, beginning of period	377,995	100,209
Cash and cash equivalents, end of period	$515,375	$261,630

Supplemental cash flow information:
Cash paid for interest	$168,681	$193,236
Cash paid (received) for income taxes	$103,692	$(3,830)

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$15,383	$25,240
Expiration of equity repurchase rights	$-	$2,548

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

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2009 fiscal year will end on January 29, 2010 and its 2008 fiscal year ended on January 30, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of July 31, 2009 and results of operations for the 13-week and 26-week accounting periods ended July 31, 2009 and August 1, 2008 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded LIFO charges of $0.5 million and $16.0 million in the 26-week periods ended July 31, 2009 and August 1, 2008, respectively. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

The Company recorded impairment charges included in SG&A expense of approximately $5.0 million in the second quarter of 2009 to reduce the carrying value of certain of its stores’ leasehold improvement and equipment assets. The Company’s impairment analysis indicated that such amounts would not be recoverable primarily due to projected future cash flows at these locations which are less than the carrying values of the assets.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, including the Company. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, specifies updated criteria for determining the primary beneficiary, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, requires enhanced disclosures about an enterprise’s involvement in a variable interest entity, and includes other provisions. SFAS 167 will be effective as of the beginning of the Company’s first interim and annual reporting periods that begin after November 15, 2009. Earlier application is prohibited. The Company currently does not expect the impact of this statement on its consolidated financial statements to be material.

During the second quarter of 2009 the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this statement has not had a material effect on the Company’s consolidated financial statements.

The Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”) during the first quarter of 2009 as discussed in Note 6.

As discussed in Note 5, effective January 31, 2009 the Company changed its accounting for fair value of its nonfinancial assets and liabilities in connection with the adoption of SFAS No. 157, Fair Value Measurements (“SFAS 157”).

2.

Comprehensive income

Comprehensive income consists of the following:

	13 Weeks Ended
(in thousands)	July 31, 2009	August 1, 2008
Net income	$93,590	$27,718
Unrealized net gain on hedged transactions, net of income tax expense of $2,437 and $3,817 respectively (see Note 6)	3,802	6,308
Comprehensive income	$97,392	$34,026

	26 Weeks Ended
(in thousands)	July 31, 2009	August 1, 2008
Net income	$176,596	$33,634
Unrealized net gain on hedged transactions, net of income tax expense of $1,514 and $14,777 respectively (see Note 6)	2,806	24,781
Comprehensive income	$179,402	$58,415

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

The Internal Revenue Service (“IRS”) is in the initial stages of an examination of the Company’s federal income tax returns for fiscal year 2005. The 2004 and earlier fiscal years are not open for examination. The 2006, 2007 and 2008 fiscal years, while not currently under examination, are subject to examination at the discretion of the IRS. The Company also has various state income tax examinations in progress. Generally, the Company’s 2005 and later tax years remain open for examination by the various state taxing authorities. The results of these examinations could result in changes, which changes could be material, to the Company’s income tax liability. The estimated liability related to income tax examinations is included in the Company’s reserve for uncertain tax positions.

As of July 31, 2009, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $32.6 million, $8.1 million and $1.4 million, respectively, for a total of $42.1 million. Of this amount, $0.9 million and $40.2 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet with the remaining $1.0 million reducing deferred tax assets related to net operating loss carry forwards. The reserve for uncertain tax positions decreased during the 26-week period ended July 31, 2009 by $26.5 million due principally to the reclassification, from the uncertain tax benefits account to the income tax payable account, of a liability associated with an accounting method utilized by the Company for income tax return filing purposes. Further, the Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $0.5 million in the coming twelve months principally as a result of the settlement of currently ongoing state income tax examinations. The reasonably possible change of $0.5 million is included in current liabilities in the condensed consolidated balance sheet as of July 31, 2009. Also, as of July 31, 2009, approximately $32.0 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the periods ended July 31, 2009 and August 1, 2008 were 35.8% and 37.8%, respectively, for the 13-week periods, and 36.9% and 39.1%, respectively, for the 26-week periods. The respective current and prior year periods included similar amounts of income tax-related interest, but because the 2009 pretax income was higher, the effective rates were impacted to a lesser degree.  In addition, the 2009 periods benefited from a reduction in a deferred tax valuation allowance related to state income tax credits that did not occur in 2008.

4.

Current and long-term obligations

The Company has two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $3.331 billion. The Credit Facilities consist of a $2.3 billion senior secured term loan facility and a senior secured asset-based revolving credit facility (“ABL Facility”), which was amended on July 31, 2009. Wells Fargo Retail Finance, LLC, became the successor administrative agent, replacing CIT Group/Business Credit, Inc., whose $94 million in commitments were also terminated. The total commitments under the ABL Facility subsequent to the amendment are $1.031 billion.

5.

Assets and liabilities measured at fair value

On January 31, 2009, the Company adopted components of SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs , such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of July 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety, as discussed in detail in Note 6, are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of July 31, 2009.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 31, 2009
Assets:
Trading securities (a)	$8,969	$-	$-	$8,969
Derivative financial instruments (b)	-	2,288	-	2,288
Liabilities:
Long-term obligations (c)	4,227,480	16,317	-	4,243,797
Derivative financial instruments (d)	-	59,890	-	59,890

(a)  Reflected in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $1,731 and Other assets, net of $7,239.

(b)  Reflected in the condensed consolidated balance sheet as Prepaid expenses and other current assets.

(c)  Reflected in the condensed consolidated balance sheet as Current portion of long-term obligations of $24,822 and Long-term obligations of $4,103,464.

(d)  Reflected in the condensed consolidated balance sheet as Other liabilities.

6.

Derivatives and hedging activities

SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities  (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Risk management objective of using derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined primarily by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

In addition, the Company is exposed to certain risks arising from uncertainties of future market values caused by the fluctuation in the prices of commodities. The Company enters into derivative financial instruments to protect against future price changes related to transportation costs associated with forecasted distribution of inventory.

Cash flow hedges of interest rate risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate changes. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week and 26-week periods ended July 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of July 31, 2009, the Company had four interest rate swaps with a combined notional value of $1.47 billion that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank. In accordance with Derivatives Implementation Group (DIG) Issue No. G3, the Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI and such net gain or loss is expected to be reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $44.4 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of SFAS 133. In February 2009, the Company entered into a commodity hedge related to diesel fuel to limit its exposure to variability in diesel fuel prices and their effect on transportation costs. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of July 31, 2009, the Company had one diesel fuel commodity swap hedging monthly usage of diesel fuel through January 2010 with a total 7.6 million gallons notional during the remaining term that was not designated as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of July 31, 2009:

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
(in thousands)	As of July 31, 2009		As of July 31, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps			Other liabilities	$59,890

Derivatives not designated as hedging instruments under SFAS 133
Commodity hedges	Prepaid expenses and other current assets	$2,288

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statement of income (including OCI, see Note 2) for the 13-week and 26-week periods ended July 31, 2009:

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Income For the 13-weeks ended July 31, 2009
(in thousands)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$5,652	Interest expense	$11,891	Other (income) expense	$156

Derivatives Not Designated as Hedging Instruments Under SFAS 133		Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity Hedges		Other (income) expense	$(2,551)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Income For the 26-weeks ended July 31, 2009
(in thousands)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$19,469	Interest expense	$23,789	Other (income) expense	$314

Derivatives Not Designated as Hedging Instruments Under SFAS 133		Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity Hedges		Other (income) expense	$(1,043)

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness.

As of July 31, 2009, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $62.7 million. As of July 31, 2009, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at July 31, 2009, it would have been required to settle its obligations under the agreements at their termination value of $62.7 million.

As of July 31, 2009, the fair value of commodity hedges in a net asset position was $2.3 million, which excludes any adjustment for nonperformance risk related to the agreements.

7.

Commitments and contingencies

Legal proceedings

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) (“Richter”) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff’s motion. On March 23, 2007, the court conditionally certified a nationwide class of individuals who worked for Dollar General as store managers since August 7, 2003. The number of persons who will be included in the class has not been determined.

On May 30, 2007, the court stayed all proceedings in the case, including the sending of the Notice, to evaluate, among other things, certain appeals pending in the Eleventh Circuit involving claims similar to those raised in this action. That stay has been extended on several occasions, most recently through October 31, 2009.  During the stay, the statute of limitations has been tolled for potential class members. If the court ultimately permits Notice to issue, the Company will have an opportunity at the close of the discovery period to seek decertification of the class, and the Company expects to file such a motion if necessary.

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

On July 30, 2008, the Company was served with a complaint filed in the District Court for Dallas County, Iowa ( Julie Cox, et al. v. Dolgencorp, Inc., et al – Case No. LACV-034423 (“Cox”)) in which the plaintiff, a former store manager, alleges that the Company discriminates against pregnant employees on the basis of sex and retaliates against employees in violation of the Iowa Civil Rights Act. Cox seeks to represent a class of “all current, former and future employees from the State of Iowa who are employed by Dollar General who suffered from, are currently suffering from or in the future may suffer from” alleged sex/pregnancy discrimination and retaliation and seeks declaratory and injunctive relief as well as equitable, compensatory and punitive damages and attorneys’ fees and costs.

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

On December 4, 2008, a complaint was filed in the United States District Court for the Western District of Tennessee ( Tressa Holt, et al v. Dollar General Corporation, et al., Case No.1:08-cv-01298 JDB) in which the plaintiff, on behalf of herself and a putative class of non-exempt store employees, alleges that the Company violated the Fair Labor Standards Act by failing to pay for all hours worked, including overtime hours. The Company has reached an agreement to resolve this matter for an amount that is not material, and the matter is expected to be concluded within the next 30 days.

On November 24, 2008, the Company and all defendants, including the Company’s directors, reached an agreement in principle to settle the lawsuit pending in the Sixth Circuit Court for Davidson County, Twentieth Judicial District, at Nashville, captioned “In re: Dollar General,” Case No. 07MD-1, in which the plaintiffs alleged that the Company’s directors engaged in “self-dealing” by agreeing to recommend the Company’s 2007 merger to shareholders and that the consideration available to such shareholders in the transaction was unfairly low.  The Company determined that the agreement would be in the best interest of the Company to avoid costly and time-consuming litigation. Based on the agreement in principle, the Company recorded a charge of $32.0 million in the third and fourth quarters of 2008 in connection with the proposed settlement, which was net of insurance proceeds of $10.0 million which were collected in the fourth quarter of 2008. On February 2, 2009, the Company funded the $40.0 million settlement and on February 11, 2009, the court approved the terms of the settlement.

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

Other

In August 2008, the Consumer Product Safety Improvement Act of 2008 was signed into law. This law addresses, among other things, the permissible levels of lead and listed phthalates in certain products. The first tier of new standards for permissible levels of lead and phthalates became effective in February 2009; the second tier became effective in August 2009. To ensure compliance, the Company undertook a process to identify, mark down and cease the sale of any remaining inventory that would be impacted by the new law. The impact of this process was not material to the Company’s consolidated financial statements.

8.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of July 31, 2009, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary, the assets and revenues of which are not material. The following net sales data is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Classes of similar products:
Consumables	$2,053,196	$1,796,015	$4,049,005	$3,476,910
Seasonal	423,297	384,520	779,749	706,646
Home products	212,194	219,542	429,077	424,035
Apparel	213,220	209,307	424,013	405,291
Net sales	$2,901,907	$2,609,384	$5,681,844	$5,012,882

9.

Related party transactions

 KKR and GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), indirectly own a substantial portion of the Company’s common stock through their investments in Buck Holdings, L.P.

Affiliates of KKR and Goldman Sachs (among other entities) are lenders under the Company’s $2.3 billion senior secured term loan facility. The amount of principal outstanding under this term loan facility at all times since the Company’s 2007 merger was $2.3 billion, and the Company paid no principal and approximately $39.8 million and $70.7 million of interest on this term loan during the 26-week periods ended July 31, 2009 and August 1, 2008, respectively.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap totaling $420.0 million as of July 31, 2009, entered into in connection with the Company’s senior secured term loan facility. The Company paid Goldman, Sachs & Co. approximately $8.3 million and

$5.1 million in the 26-week periods ended July 31, 2009 and August 1, 2008, respectively pursuant to this swap.

The Company is party to a monitoring agreement with an affiliate of KKR and with Goldman Sachs & Co. pursuant to which those entities provide management and advisory services to the Company. Under the terms of the monitoring agreement, among other things, the Company is obligated to pay to those entities an aggregate annual management fee payable in arrears at the end of each calendar quarter plus all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement upon request. The fees incurred for the 26-week periods ended July 31, 2009 and August 1, 2008 totaled $2.7 million and $4.1 million, respectively. The management fee is scheduled to be $5.4 million in 2009 and increase at a rate of 5% per year. In connection with a proposed initial public offering of the Company’s common stock as further discussed in Note 10, the parties intend to terminate the monitoring agreement in accordance with its terms which will include the payment of a termination fee.

From time to time the Company may use the services of Capstone Consulting, LLC, a team of executives who work exclusively with KKR portfolio companies providing certain consulting services. The Chief Executive Officer of Capstone (who also is a Partner of KKR) served on the Company’s Board of Directors until March 2009. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, prior to January 1, 2007 KKR had provided financing to Capstone. The aggregate fees incurred for Capstone services for the 26-week periods ended July 31, 2009 and August 1, 2008 totaled $0.2 million and $1.7 million, respectively.

A Member and a Director of KKR and a Managing Director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

10.

Subsequent events

On August 20, 2009, the Company filed with the SEC a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. The Company intends to use the net proceeds it receives from the offering to redeem a portion of its 10.625%  senior notes due 2015 and its 11.875%/12.625% senior subordinated toggle notes due 2017. Upon the completion of the offering, and in connection with the Company’s termination of the monitoring agreement with KKR and Goldman, Sachs & Co., the Company will be required to pay a fee to KKR and Goldman, Sachs & Co. (which amount will include a transaction fee equal to 1% of the estimated proceeds from the offering).

On September 8, 2009, the Company’s Board of Directors declared a special dividend on the Company’s outstanding common stock (including shares of restricted stock) of $0.43 per share, or approximately $239.3 million in the aggregate, payable on or before September 11, 2009 to shareholders of record on September 8, 2009.  The special dividend will be paid with cash generated from operations. Pursuant to the terms of the Company’s stock option plans, holders of stock options will receive either a pro-rata adjustment to the terms of their share-based awards or a cash payment in substitution for such adjustment as a result of the dividend.

Subsequent events pertaining to the Company have been evaluated through the time of filing this document with the SEC on September 10, 2009, which is the date these financial statements were issued.

11.

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

	July 31, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$320,562	$156,735	$38,078	$-	$515,375
Merchandise inventories	-	1,552,586	-	-	1,552,586
Income taxes receivable	-	5,450	-	-	5,450
Deferred income taxes	-	-	2,998	(2,998)	-
Prepaid expenses and other current assets	701,556	2,279,048	6,838	(2,915,074)	72,368
Total current assets	1,022,118	3,993,819	47,914	(2,918,072)	2,145,779
Net property and equipment	78,739	1,194,563	150	-	1,273,452
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,203,445	99,751	-	-	1,303,196
Deferred income taxes	-	-	23,133	(23,133)	-
Other assets, net	3,799,867	8,169	272,348	(4,001,456)	78,928

Total assets	$10,442,758	$5,296,302	$343,545	$(6,942,661)	$9,139,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$24,822	$1,975	$-	$-	$26,797
Accounts payable	2,493,428	1,166,687	46,564	(2,906,371)	800,308
Accrued expenses and other	40,549	221,434	51,104	(8,703)	304,384
Income taxes payable	14,373	-	4,931	-	19,304
Deferred income taxes	5,838	12,192	-	(2,998)	15,032
Total current liabilities	2,579,010	1,402,288	102,599	(2,918,072)	1,165,825
Long-term obligations	4,334,047	2,515,240	13,178	(2,751,442)	4,111,023
Deferred income taxes	395,716	177,968	-	(23,133)	550,551
Other liabilities	102,166	27,498	151,062	-	280,726

Redeemable common stock	15,281	-	-	-	15,281

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	278,217	23,855	100	(23,955)	278,217
Additional paid-in capital	2,494,984	431,253	19,900	(451,153)	2,494,984
Retained earnings	279,960	718,200	56,706	(774,906)	279,960
Accumulated other comprehensive loss	(36,623)	-	-	-	(36,623)
Total shareholders’ equity	3,016,538	1,173,308	76,706	(1,250,014)	3,016,538

Total liabilities and shareholders’ equity	$10,442,758	$5,296,302	$343,545	$(6,942,661)	$9,139,944

	January 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$292,637	$64,404	$20,954	$-	$377,995
Merchandise inventories	-	1,414,955	-	-	1,414,955
Income tax receivable	50,601	-	-	(44,209)	6,392
Deferred income taxes	5,892	-	2,560	(3,852)	4,600
Prepaid expenses and other current assets	462,572	2,016,712	5,894	(2,418,995)	66,183
Total current assets	811,702	3,496,071	29,408	(2,467,056)	1,870,125
Net property and equipment	82,616	1,186,125	219	-	1,268,960
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,205,667	119,891	-	-	1,325,558
Deferred income taxes	-	-	3,518	(3,518)	-
Other assets, net	3,384,089	130,100	280,204	(3,708,426)	85,967

Total assets	$9,822,663	$4,932,187	$313,349	$(6,179,000)	$8,889,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$11,500	$2,658	$-	$-	$14,158
Accounts payable	2,007,625	1,035,057	46,644	(2,410,905)	678,421
Accrued expenses and other	108,504	220,142	54,489	(8,090)	375,045
Income taxes payable	1,659	48,467	1,694	(44,209)	7,611
Deferred income taxes	-	3,852	-	(3,852)	-
Total current liabilities	2,129,288	1,310,176	102,827	(2,467,056)	1,075,235
Long-term obligations	4,346,258	2,383,304	-	(2,606,606)	4,122,956
Deferred income taxes	397,570	162,049	-	(3,518)	556,101
Other liabilities	103,928	37,653	147,707	-	289,288

Redeemable common stock	13,924	-	-	-	13,924

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	278,114	23,855	100	(23,955)	278,114
Additional paid-in capital	2,489,647	553,639	19,900	(573,539)	2,489,647
Retained earnings	103,364	461,511	42,815	(504,326)	103,364
Accumulated other comprehensive loss	(39,430)	-	-	-	(39,430)
Total shareholders’ equity	2,831,695	1,039,005	62,815	(1,101,820)	2,831,695

Total liabilities and shareholders’ equity	$9,822,663	$4,932,187	$313,349	$(6,179,000)	$8,889,199

	For the 13 weeks ended July 31, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$68,779	$2,901,907	$23,678	$(92,457)	$2,901,907
Cost of goods sold	-	1,995,865	-	-	1,995,865
Gross profit	68,779	906,042	23,678	(92,457)	906,042
Selling, general and administrative expenses	62,536	683,121	19,625	(92,457)	672,825
Operating profit	6,243	222,921	4,053	-	233,217
Interest income	(13,767)	(1,064)	(5,214)	20,030	(15)
Interest expense	96,095	13,875	5	(20,030)	89,945
Other (income) expense	(2,395)	-	-	-	(2,395)
Income (loss) before income taxes	(73,690)	210,110	9,262	-	145,682
Income taxes	(27,690)	76,890	2,892	-	52,092
Equity in subsidiaries’ earnings, net of taxes	139,590	-	-	(139,590)	-
Net income	$93,590	$133,220	$6,730	$(139,590)	$93,590

	For the 13 weeks ended August 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$50,582	$2,609,384	$25,498	$(76,080)	$2,609,384
Cost of goods sold	-	1,851,349	-	-	1,851,349
Gross profit	50,582	758,035	25,498	(76,080)	758,035
Selling, general and administrative expenses	46,854	624,268	19,938	(76,080)	614,980
Operating profit	3,728	133,767	5,560	-	143,055
Interest income	(19,140)	(8,673)	(3,683)	30,279	(1,217)
Interest expense	108,102	21,561	50	(30,279)	99,434
Other (income) expense	292	-	-	-	292
Income (loss) before income taxes	(85,526)	120,879	9,193	-	44,546
Income taxes	(29,614)	43,847	2,595	-	16,828
Equity in subsidiaries’ earnings, net of taxes	83,630	-	-	(83,630)	-
Net income	$27,718	$77,032	$6,598	$(83,630)	$27,718

	For the 26 weeks ended July 31, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$131,625	$5,681,844	$45,151	$(176,776)	$5,681,844
Cost of goods sold	-	3,920,444	-	-	3,920,444
Gross profit	131,625	1,761,400	45,151	(176,776)	1,761,400
Selling, general and administrative expenses	119,670	1,326,537	33,883	(176,776)	1,303,314
Operating profit	11,955	434,863	11,268	-	458,086
Interest income	(26,309)	(2,145)	(9,440)	37,785	(109)
Interest expense	190,356	26,599	10	(37,785)	179,180
Other (income) expense	(728)	-	-	-	(728)
Income (loss) before income taxes	(151,364)	410,409	20,698	-	279,743
Income taxes	(57,380)	153,720	6,807	-	103,147
Equity in subsidiaries’ earnings, net of taxes	270,580	-	-	(270,580)	-
Net income	$176,596	$256,689	$13,891	$(270,580)	$176,596

	For the 26 weeks ended August 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$100,657	$5,012,882	$48,469	$(149,126)	$5,012,882
Cost of goods sold	-	3,561,770	-	-	3,561,770
Gross profit	100,657	1,451,112	48,469	(149,126)	1,451,112
Selling, general and administrative expenses	93,334	1,212,240	40,738	(149,126)	1,197,186
Operating profit	7,323	238,872	7,731	-	253,926
Interest income	(35,722)	(17,352)	(6,819)	57,719	(2,174)
Interest expense	217,297	40,673	54	(57,719)	200,305
Other (income) expense	590	-	-	-	590
Income (loss) before income taxes	(174,842)	215,551	14,496	-	55,205
Income taxes	(57,981)	76,866	2,686	-	21,571
Equity in subsidiaries’ earnings, net of taxes	150,495	-	-	(150,495)	-
Net income	$33,634	$138,685	$11,810	$(150,495)	$33,634

	For the 26-weeks ended July 31, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$176,596	$256,689	$13,891	$(270,580)	$176,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,187	111,762	119	-	131,068
Deferred income taxes	8,362	24,259	(20,053)	-	12,568
Noncash share-based compensation	6,106	-	-	-	6,106
Noncash inventory adjustments and asset impairment	-	3,653	-	-	3,653
Tax benefit of stock options	(262)	-	-	-	(262)
Other noncash gains and losses	(78)	4,566	-	-	4,488
Equity in subsidiaries’ earnings, net	(270,580)	-	-	270,580	-
Change in operating assets and liabilities:
Merchandise inventories	-	(136,262)	-	-	(136,262)
Prepaid expenses and other current assets	1,992	(6,723)	622	-	(4,109)
Accounts payable	(16,752)	130,726	4	-	113,978
Accrued expenses and other	(66,083)	(9,201)	(30)	-	(75,314)
Income taxes	63,315	(53,917)	3,237	-	12,635
Other	(2,267)	987	-	-	(1,280)
Net cash provided by (used in) operating activities	(80,464)	326,539	(2,210)	-	243,865
Cash flows from investing activities:
Purchases of property and equipment	(5,287)	(101,968)	(50)	-	(107,305)
Proceeds from sale of property and equipment	-	322	-	-	322
Net cash used in investing activities	(5,287)	(101,646)	(50)	-	(106,983)
Cash flows from financing activities:
Issuance of common stock	2,018	-	-	-	2,018
Issuance of long-term obligations	-	1,080	-	-	1,080
Repayments of long-term obligations	-	(1,535)	-	-	(1,535)
Repurchases of common stock and stock options	(1,327)	-	-	-	(1,327)
Tax benefit of stock options	262	-	-	-	262
Changes in intercompany note balances, net	112,723	(132,107)	19,384	-	-
Net cash provided by (used in) financing activities	113,676	(132,562)	19,384	-	498
Net increase in cash and cash equivalents	27,925	92,331	17,124	-	137,380
Cash and cash equivalents, beginning of period	292,637	64,404	20,954	-	377,995
Cash and cash equivalents, end of period	$320,562	$156,735	$38,078	$-	$515,375

SUCCESSOR	For the 26-weeks ended August 1, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$33,634	$138,685	$11,810	$(150,495)	$33,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,310	104,585	128	-	122,023
Deferred income taxes	(14,102)	(377)	(3,729)	-	(18,208)
Noncash share-based compensation	4,516	-	-	-	4,516
Noncash inventory adjustments and asset impairment	-	17,347	-	-	17,347
Tax benefit of stock options	(475)	-	-	-	(475)
Other noncash gains and losses	-	730	-	-	730
Equity in subsidiaries’ earnings, net	(150,495)	-	-	150,495	-
Change in operating assets and liabilities:
Merchandise inventories	-	(218,749)	-	-	(218,749)
Prepaid expenses and other current assets	(671)	(3,906)	(1,483)	-	(6,060)
Accounts payable	20,633	241,677	105	-	262,415
Accrued expenses and other	21,218	36,364	11,110	-	68,692
Income taxes	23,564	(465)	(4,207)	-	18,892
Other	1,870	9,985	(88)	-	11,767
Net cash provided by (used in) operating activities	(42,998)	325,876	13,646	-	296,524
Cash flows from investing activities:
Purchases of property and equipment	(5,699)	(74,394)	(7)	-	(80,100)
Purchases of short-term investments	-	-	(9,903)	-	(9,903)
Sales of short-term investments	-	-	58,950	-	58,950
Proceeds from sale of property and equipment	-	683	-	-	683
Net cash provided by (used in) investing activities	(5,699)	(73,711)	49,040	-	(30,370)
Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(102,500)	-	-	-	(102,500)
Repayments of long-term obligations	-	(2,195)	-	-	(2,195)
Repurchases of common stock and stock options	(513)	-	-	-	(513)
Tax benefit of stock options	475	-	-	-	475
Changes in intercompany note balances, net	306,543	(237,232)	(69,311)	-	-
Net cash provided by (used in) financing activities	204,005	(239,427)	(69,311)	-	(104,733)
Net increase (decrease) in cash and cash equivalents	155,308	12,738	(6,625)	-	161,421
Cash and cash equivalents, beginning of period	8,320	59,379	32,510	-	100,209
Cash and cash equivalents, end of period	$163,628	$72,117	$25,885	$-	$261,630

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 8,577 stores located in 35 states as of July 31, 2009, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The customers we serve are value-conscious, and Dollar General has always been intently focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, we are operating in a very difficult economic environment. Consumers are facing heightened economic challenges, including high rates of unemployment, fluctuating food, gasoline and energy costs, and a continued weakness in housing and credit markets, and the timetable for economic recovery is uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, our 2009 year-to-date financial results have been strong, and we remain cautiously optimistic with regard to our operating priorities for the remainder of the year.

We have been keenly focused on executing the following four operating priorities which we defined at the beginning of 2008:

•

Drive productive sales growth;

•

Increase gross margins;

•

Leverage process improvements and information technology to reduce costs; and

•

Strengthen and expand Dollar General’s culture of “serving others.”

Focus on these priorities has resulted in continued improvement in our financial performance in the 2009 second quarter over the comparable 2008 period in each of our key financial metrics, as follows:

•

Total sales increased 11.2% to $2.90 billion and sales in same-stores increased 8.6%. Average sales per square foot for all stores over the 52-week period ended July 31, 2009 increased to approximately $188, up from $171 for the comparable prior 52-week period. Strong sales performance was driven by our increased efforts in food, candy and snacks, pet supplies, health and beauty products and seasonal merchandise.

•

Gross profit, as a percentage of sales, improved to 31.2% compared to 29.1% in the 2008 period as a result of higher average markups driven by our focused effort to reduce our merchandise purchase costs while maintaining our everyday low prices (including strategic changes we have made to the mix of merchandise, such as increasing private brand items which generally are associated with higher average markups), continued improvement in our inventory shrink rate, reduced transportation and distribution costs and a lower LIFO charge.

•

Selling, general and administrative expenses or SG&A, as a percentage of sales, was 23.2%, compared to 23.6% in the 2008 quarter. The improvement is primarily attributable to leverage resulting from our significant sales increase.

•

Inventory turnover improved to 5.1 times on a rolling four-quarter basis compared to 5.0 times for the corresponding prior year period.

•

We reported net income of $93.6 million compared to net income of $27.7 million in the 2008 quarter.

We generated $243.9 million of cash from operating activities during the first two quarters of 2009; and as of July 31, 2009, we had a cash balance of $515.4 million. Through the 2009 second quarter, we opened 225 new stores, remodeled or relocated 213 stores, and closed 10 stores.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We follow the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2009 and 2008, which represent 52-week fiscal years ending or ended January 29, 2010 and January 30, 2009, respectively. Consequently, references to quarterly accounting periods for 2009 and 2008 contained herein refer to 13-week accounting periods. Basis points or “bps” amounts referred to herein are equal to 0.01 percent as a percentage of sales.

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

The following table contains results of operations data for the second quarter and year to date periods of each of 2009 and 2008, and the dollar and percentage variances among those periods:

(amounts in millions)	13 Weeks Ended		2009 vs. 2008		26 Weeks Ended		2009 vs. 2008
	Jul. 31, 2009	Aug. 1, 2008	Amount change	% change	Jul. 31, 2009	Aug. 1, 2008	Amount change	% change
Net sales by category:
Consumables	$2,053.2	$1,796.0	$257.2	14.3%	$4,049.0	$3,476.9	$572.1	16.5%
% of net sales	70.75%	68.83%			71.26%	69.36%
Seasonal	423.3	384.5	38.8	10.1	779.7	706.6	73.1	10.3
% of net sales	14.59%	14.74%			13.72%	14.10%
Home products	212.2	219.5	(7.3)	(3.3)	429.1	424.0	5.0	1.2
% of net sales	7.31%	8.41%			7.55%	8.46%
Apparel	213.2	209.3	3.9	1.9	424.0	405.3	18.7	4.6
% of net sales	7.35%	8.02%			7.46%	8.08%
Net sales	$2,901.9	$2,609.4	$292.5	11.2%	$5,681.8	$5,012.9	$669.0	13.3%
Cost of goods sold	1,995.9	1,851.3	144.5	7.8	3,920.4	3,561.8	358.7	10.1
% of net sales	68.78%	70.95%			69.00%	71.05%
Gross profit	906.0	758.0	148.0	19.5	1,761.4	1,451.1	310.3	21.4
% of net sales	31.22%	29.05%			31.00%	28.95%
Selling, general and administrative expenses	672.8	615.0	57.8	9.4	1,303.3	1,197.2	106.1	8.9
% of net sales	23.19%	23.57%			22.94%	23.88%
Operating profit	233.2	143.1	90.2	63.0	458.1	253.9	204.2	80.4
% of net sales	8.04%	5.48%			8.06%	5.07%
Interest income	(0.0)	(1.2)	1.2	(98.8)	(0.1)	(2.2)	2.1	(95.0)
% of net sales	(0.00)%	(0.05)%			(0.00)%	(0.04)%
Interest expense	89.9	99.4	(9.5)	(9.5)	179.2	200.3	(21.1)	(10.5)
% of net sales	3.10%	3.81%			3.15%	4.00%
Other (income) expense	(2.4)	0.3	(2.7)	-	(0.7)	0.6	(1.3)	-
% of net sales	(0.08)%	0.01%			(0.01)%	0.01%
Income before income taxes	145.7	44.5	101.1	227.0	279.7	55.2	224.5	406.7
% of net sales	5.02%	1.71%			4.92%	1.10%
Income taxes	52.1	16.8	35.3	209.6	103.1	21.6	81.6	378.2
% of net sales	1.80%	0.64%			1.82%	0.43%
Net income	$93.6	$27.7	$65.9	237.7%	$176.6	$33.6	$143.0	425.1%
% of net sales	3.23%	1.06%			3.11%	0.67%

13 WEEKS ENDED JULY 31, 2009 AND AUGUST 1, 2008

Net Sales. The net sales increase in the 2009 second quarter reflects a same-store sales increase of 8.6% compared to the 2008 second quarter. Same-stores include stores that have been open for 13 months and remain open at the end of the reporting period. For the 2009 second quarter, there were 8,226 same-stores which accounted for sales of $2.82 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales reflects the impact of various operating and merchandising initiatives implemented over the last year, including the impact of improved store standards, the expansion of convenience food and beverage offerings and additional private brand consumables that offer improved quality and value. We have adjusted our store hours to better accommodate our customers, resulting in increased customer traffic. In addition, we have increased the utilization of store square footage and have made good progress on improving the timing, selection and management of our seasonal and apparel merchandise, adding items that are more trend relevant. As indicated by our growth in sales during this challenging economic period, value-conscious customers are relying on our stores for value and convenience more than ever.

Gross Profit. The gross profit rate as a percentage of sales was 31.2% in the 2009 second quarter compared to 29.1% in the 2008 second quarter. Several factors contributed significantly to our gross profit rate expansion:

•

Average markups increased as a result of our focus on lowering costs from our vendors, while maintaining our every day low prices, and changes we have made to the mix of merchandise, such as the increase in private brand items which generally represent higher gross profit rates.

•

Distribution and transportation costs decreased as a result of lower fuel costs and improved efficiencies arising from changes in our distribution processes.  In addition, higher sales volumes resulted in improved cost leverage.

•

Inventory shrink as a percentage of sales declined.

•

The estimated LIFO provision in the 2009 second quarter was negligible compared to a provision of $16.0 million in the 2008 second quarter reflecting a flattening of merchandise cost increases for comparable items based on our 2009 year-to-date trends and our current estimates for the 2009 fiscal year.

SG&A Expenses. SG&A decreased to 23.2% as a percentage of sales in the 2009 second quarter, from 23.6% in the 2008 second quarter, a decrease of 38 basis points, primarily attributable to leverage attained from significantly higher net sales as discussed above. As a percentage of sales, waste management costs declined primarily as a result of cardboard recycling efforts, electricity and store occupancy costs decreased, and professional fees (primarily legal expenses) and incentive compensation expense were lower in the 2009 period. In addition, workers’ compensation costs and general liability insurance expense decreased as a result of our continued cost reduction and safety efforts. A noncash fixed asset impairment charge of approximately $5.0 million in the 2009 second quarter and increased advertising costs partially offset improvements in SG&A. The overall 9.4% increase in SG&A expense in the 2009 period compared to the 2008 period is primarily the result of amounts required to operate new stores and to support increased same-store sales levels.

Interest Income. Interest income consists primarily of interest on investments. The decrease in interest income in the 2009 second quarter compared to the 2008 second quarter was the result of lower interest rates.

Interest Expense. The decrease in interest expense in the 2009 second quarter from the 2008 second quarter is due to lower interest rates on our variable rate debt, primarily on our term loan, and lower outstanding borrowings as the result of the repurchase of $44.1 million of the senior subordinated notes in the fourth quarter of 2008. We had outstanding variable-rate debt of $849 million and $623 million, after taking into consideration the impact of interest rate swaps, as of July 31, 2009 and January 30, 2009, respectively. The remainder of our outstanding indebtedness at July 31, 2009 and January 30, 2009 was fixed rate debt.

Income Taxes. The effective income tax rate for the 13-week period ended July 31, 2009 was 35.8% compared to a rate of 37.8% for the 13-week period ended August 1, 2008. Both periods included similar amounts of income tax-related interest, but because the 2009 pretax income was higher, the effective rate was impacted to a lesser degree.  In addition, the 2009 period benefited from a reduction in a deferred tax valuation allowance related to state income tax credits that did not occur in 2008.

26 WEEKS ENDED JULY 31, 2009 AND AUGUST 1, 2008

Net Sales. The net sales increase in the 2009 year-to-date period reflects a same-store sales increase of 10.8% compared to the same period in 2008. For the 2009 quarter, there were 8,226 same-stores which accounted for sales of $5.52 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

Gross Profit. The gross profit rate as a percentage of sales was 31.0% in the 2009 period compared to 28.9% in the 2008 period. Several factors contributed significantly to our gross profit rate expansion:

•

Average markups increased as a result of our focus on lowering costs from our vendors, while maintaining our every day low prices, and changes we have made to the mix of merchandise, such as the increase in private brand items which generally represent higher gross profit rates.

•

Distribution and transportation costs decreased as a result of lower fuel costs and improved efficiencies arising from changes in our distribution processes. In addition, higher sales volumes resulted in improved cost leverage.

•

Inventory shrink as a percentage of sales declined.

•

The estimated LIFO provision in the 2009 period was $0.5 million compared to a provision of $16.0 million in the 2008 period based on our 2009 year-to-date trends compared to 2008 as discussed above and our current estimates for the 2009 fiscal year.

SG&A Expenses. SG&A decreased to 22.9% as a percentage of sales in the 2009 period from 23.9% in the 2008 period, a decrease of 94 basis points, primarily attributable to leverage attained from significantly higher net sales as discussed above. As a percentage of sales, waste management costs declined primarily as a result of cardboard recycling efforts, electricity, store payroll and occupancy costs decreased, and professional fees (primarily legal expenses) were lower in the 2009 period. In addition, workers’ compensation costs and general liability insurance expense decreased as a result of our continued cost reduction and safety efforts. A noncash fixed asset impairment charge of approximately $5.0 million in the 2009 period and increased advertising costs partially offset improvements in SG&A. The overall 8.9% increase in SG&A expense in the 2009 period compared to the 2008 period is primarily the result of amounts required to operate new stores and to support increased same-store sales levels.

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

Income Taxes. The effective income tax rate for the 26-week period ended July 31, 2009 was 36.9% compared to a rate of 39.1% for the 26-week period ended August 1, 2008. Both periods included similar amounts of income tax-related interest, but because the 2009 pretax income was higher, the effective rate was impacted to a lesser degree.  In addition, the 2009 period benefited from a reduction in a deferred tax valuation allowance related to state income tax credits that did not occur in 2008.

Recently Adopted Accounting Standards

During the second quarter of 2009 we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this statement has not had a material effect on our consolidated financial statements.

We adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”) during the first quarter of 2009. SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

During the first quarter of 2009 we changed our accounting for the fair value of our nonfinancial assets and liabilities in connection with the adoption of SFAS No. 157, Fair Value Measurements (“SFAS 157”).

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $3.331 billion. The Credit Facilities consist of a $2.3 billion senior secured term loan facility and a senior secured asset-based revolving credit facility (“ABL Facility”). On July 31, 2009, we amended the ABL Facility. Wells Fargo Retail Finance, LLC, became the successor administrative agent, replacing CIT Group/Business Credit, Inc., whose $94 million in commitments were also terminated. The total commitments under the ABL Facility are now $1.031 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

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

The amount available under the ABL Facility (including letters of credit) is subject to certain borrowing base limitations. The ABL Facility includes a “last out” tranche in respect of which we may borrow up to a maximum amount of $101.0 million.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the term loan facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) as of July 31, 2009, under the ABL

Facility (except in the last out tranche described above), 1.25% for LIBOR borrowings and 0.25% for base-rate borrowings; and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments at a rate of 0.375% per annum. We also must pay customary letter of credit fees.

The senior secured credit agreement for the term loan facility requires us to prepay outstanding term loans, subject to certain exceptions, with up to 50% of our annual excess cash flow (as defined in the credit agreement) which will be reduced to 25% and 0% if we achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through July 31, 2009, no prepayments have been required under the prepayment provisions listed above.

In addition, the senior secured credit agreement for the ABL Facility requires us to prepay the ABL Facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base.

We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

At July 31, 2009, we had no borrowings, $43.4 million of commercial letters of credit, and $86.0 million of standby letters of credit outstanding under our ABL Facility.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

We have $1,175.0 million aggregate principal amount of 10.625% senior notes due 2015 (the “senior notes”) outstanding, which mature on July 15, 2015, pursuant to an indenture dated as of July 6, 2007 (the “senior indenture”), and $655.9 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “senior subordinated notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture”). The senior notes and the senior subordinated notes are collectively referred to herein as the “notes.” The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures.” We may redeem some or all of the notes at any time at redemption prices described or set forth in the indentures. We have filed with the SEC a registration statement on Form S-1 relating to a proposed initial public offering of our common stock as further discussed below.  If the offering is consummated, we intend to use the net proceeds received by us to redeem a portion of the notes at a redemption price of 110.625%, in the case of the senior notes, and 111.875%, in the case of the senior subordinated notes, in each case plus accrued and unpaid interest thereon to the redemption date.

Interest on the notes is payable on January 15 and July 15 of each year. Interest on the senior notes is payable in cash. Cash interest on the senior subordinated notes accrues at a rate of 11.875% per annum, and PIK interest (as that term is defined below) accrues at a rate of 12.625% per annum. For any interest period subsequent to the initial interest period through July 15, 2011, we may elect to pay interest on the senior subordinated notes (i) in cash, (ii) by increasing the principal amount of the senior subordinated notes or issuing new senior subordinated notes (“PIK interest”) or (iii) by paying interest on half of the principal amount of the senior subordinated notes in cash interest and half in PIK interest. After July 15, 2011, all interest on the senior subordinated notes will be payable in cash. Through July 31, 2009, all interest on the senior subordinated notes has been paid in cash.

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of July 31, 2009, this ratio was 1.6 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		26-weeks ended		52-weeks ended
(in millions)	Jul. 31, 2009	Aug. 1, 2008	Jul. 31, 2009	Aug. 1, 2008	Jul. 31, 2009	Jan. 30, 2009
Net income	$93.6	$27.7	$176.6	$33.6	$251.2	$108.2
Add (subtract):
Interest income	(0.0)	(1.2)	(0.1)	(2.2)	(1.0)	(3.1)
Interest expense	89.9	99.4	179.1	200.3	370.7	391.9
Depreciation and amortization	61.7	57.4	122.9	115.7	242.3	235.1
Income taxes	52.1	16.8	103.2	21.5	167.9	86.2
EBITDA	297.3	200.1	581.7	368.9	1,031.1	818.3

Adjustments:
Gain on debt retirement	-	-	-	-	(3.8)	(3.8)
(Gain) loss on hedging instruments	(2.7)	0.3	(2.0)	0.6	(1.5)	1.1
Contingent gain on distribution center leases	-	-	-	-	(5.0)	(5.0)
Impact of markdowns related to inventory clearance activities, net of purchase accounting adjustments	(2.1)	-	(5.6)	-	(30.5)	(24.9)
Hurricane-related expenses and write-offs	-	-	-	-	2.2	2.2
Monitoring and consulting fees to affiliates	1.4	2.5	3.0	4.7	6.9	8.6
Stock option and restricted stock expense	3.2	2.2	6.1	4.5	11.6	10.0
Indirect merger-related costs	0.8	4.6	5.2	12.4	13.5	20.7
Litigation settlement and related costs	-	-	-	-	32.0	32.0
Other non-cash charges (including LIFO)	8.3	16.0	8.8	17.3	46.2	54.7
Total Adjustments	8.9	25.6	15.5	39.5	71.6	95.6

Adjusted EBITDA	$306.2	$225.7	$597.2	$408.4	$1,102.7	$913.9

Current Financial Condition / Recent Developments

On August 20, 2009, we filed with the SEC a registration statement on Form S-1 relating to a proposed initial public offering of common stock. We intend to use the net proceeds we receive from the offering to redeem a portion of each of our 10.625%  senior notes due 2015 and our 11.875%/12.625% senior subordinated toggle notes due 2017. Upon the completion of the offering, and in connection with our termination of the monitoring agreement with KKR and Goldman, Sachs & Co., we will pay a fee to KKR and Goldman, Sachs & Co. (which amount will include a transaction fee equal to 1% of the estimated proceeds from the offering).

On September 8, 2009, the Company’s Board of Directors declared a special dividend on our outstanding common stock of $0.43 per share, or approximately $239.3 million in the aggregate, payable on or before September 11, 2009 to shareholders of record on September 8, 2009. The special dividend will be paid with cash generated from operations.

At July 31, 2009, we had total outstanding debt (including the current portion of long-term obligations) of approximately $4.14 billion. We had $901.6 million available for borrowing under the ABL Facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities if necessary, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Our inventory balance represented approximately 44% of our total assets exclusive of goodwill and other intangible assets as of July 31, 2009. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory is an important component of our efforts to increase gross margins.

We lease three of our distribution centers from lessors, which meet the definition of a variable interest entity (‘‘VIE’’) as described by FASB Interpretation 46. One of these distribution centers has been recorded as a financing obligation whereby the property and equipment are reflected in our consolidated balance sheets. The land and buildings of the other two distribution centers have been recorded as operating leases in accordance with SFAS No. 13, Accounting for Leases. We are not the primary beneficiary of these VIEs and, accordingly, have not included these entities in our consolidated financial statements. Other than the foregoing, we are not party to any off balance sheet arrangements.

As described in Note 7 to the condensed consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those contingencies or actions could materially and adversely affect our liquidity. We also have certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates” and in Note 3 to the condensed consolidated financial statements. Future negative developments could have a material adverse effect on our liquidity.

We may seek, from time to time, to retire the notes (as defined above) through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash flows from operating activities. Cash flows from operating activities in the 2009 period as compared to the 2008 period were significantly impacted by changes in working capital in general and accrued expenses and other liabilities in particular. Accrued expenses and other liabilities decreased by $75.3 million in the 2009 period compared to an increase of $68.7 million in the 2008 period, with the most significant items including a $40.0 million payment in the 2009 period to settle a shareholder lawsuit resulting from our 2007 merger, higher bonus payouts in the 2009 period compared to the prior year period as a result of our improved 2008 operating results, and reductions of income tax reserves in the 2009 period. In addition, in 2008 we implemented initiatives to aggressively manage our payables and improve payment terms. While these initiatives continue, their impact, as expected, is less significant in the 2009 period compared to when they were first implemented. Our cash flows from operating activities in the 2009 period compared to the 2008 period was positively impacted by our strong operating performance due to greater sales, higher gross margins and lower SG&A expenses as a percentage of sales, as described in more detail above under “Results of Operations.” We continue to closely monitor our inventory balances, which increased by 10% overall during the first two quarters of 2009 compared to a 16% overall increase during the first two quarters of 2008. Inventory levels in our four inventory categories in the 2009 period compared to the respective 2008 period were as follows: the consumables category increased 15% compared to a 21% increase; the seasonal category increased by 5% compared to a 13% increase; the home products category declined by 1% compared to a decline of less than 1%; and apparel increased by 5% compared to a 16% increase.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2009 period included the following approximate amounts: $58 million for improvements and upgrades to existing stores; $23 million for new stores, $12 million for remodels and relocations of existing stores, $7 million for distribution and transportation related capital expenditures and $5 million for systems-related capital projects. During the 2009 period, we opened 225 new stores and remodeled or relocated 213 stores.

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

Purchases and sales of short-term investments of $9.9 million and $59.0 million, respectively, during the 2008 period relate primarily to our captive insurance subsidiary.

Capital expenditures for the 2009 fiscal year are projected to be approximately $300 to $325 million. We anticipate funding our 2009 capital requirements with cash flows from operations and, if necessary, borrowings under our ABL Facility.

Cash flows from financing activities. We had no borrowings or repayments under our ABL Facility in the 2009 period, and had no borrowings and repayments of $102.5 million under this facility in the 2008 period.

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

Factors such as slower inventory turnover due to changes in competitors’ practices, consumer preferences, consumer spending and unseasonable weather patterns, among other factors, could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases, resulting in an unfavorable impact on our consolidated financial statements. Sales shortfalls due to the above factors could cause reduced purchases from vendors and associated vendor allowances that would also result in an unfavorable impact on our consolidated financial statements.

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

Impairment of Long-lived Assets. We review the carrying value of all long-lived assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review for impairment stores open for approximately two years or more for which recent cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the estimated undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s estimated fair value. The fair value is estimated based primarily upon projected future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value in accordance with U.S. GAAP. During the second quarter of 2009 we recorded a pre-tax impairment charge of $5.0 million for certain store assets that we deemed to be impaired.

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

Lease Accounting and Excess Facilities. The majority of our stores are subject to short-term leases (usually with initial or current terms of 3 to 5 years) with multiple renewal options when available. We also have stores subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10 years with multiple renewal options. As of January 30, 2009, approximately 42% of our stores had provisions for contingent rentals based upon a percentage of defined sales volume. We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We recognize rent expense over the term of the lease. We record minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that we take physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and amortized as a reduction to rent expense over the term of the lease. We reflect as a liability any difference between the calculated expense and the amounts actually paid. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

For store closures (excluding those associated with a business combination) where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Liabilities are established at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS 146. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

Share-Based Payments. Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include an estimate of the fair value of our common stock (which is based on externally prepared valuations by an unrelated party as our stock is not currently publicly traded), the term that the options are expected to be outstanding, an estimate of the volatility of our stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the dividend yield of our stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. If our estimates differ materially from actual experience, we may be required to record additional expense or reductions of expense, which could be material to our future financial results.

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

Our fair value measurements are primarily associated with our derivative financial instruments, intangible assets, property and equipment, and to a lesser degree our investments. The values of our derivative financial instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.

RISK FACTORS.

Except for the amended and restated or additional risks identified below, there have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009.

The fact that we have substantial debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to pursue our growth strategy or to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding debt securities.

We have substantial debt, including a $2.3 billion senior secured term loan facility which matures on July 6, 2014, which we refer to as the “Term Loan Facility,” $1.175 billion aggregate principal amount of senior notes and $655.9 million aggregate principal amount of senior subordinated notes, which could have important consequences, including:

•

increasing difficulty in making payments on our outstanding debt;

•

increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities or make dividends;

•

exposing us to the risk of interest rate fluctuations as certain of our borrowings bear interest based on market interest rates;

•

limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•

limit our ability to pursue our growth strategy; and

•

limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

In addition, the borrowings under the Term Loan Facility and the senior secured asset-based revolving credit facility of up to $1.031 billion, subject to borrowing base availability, which matures July 6, 2013, which we refer to as the “ABL Facility” and, together with the Term Loan Facility, as the “Credit Facilities,” bear interest at variable rates and other debt we incur also could be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have and may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Credit Facilities and the indentures governing our notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Credit Facilities and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:

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

A breach of any of these covenants could result in a default under the agreement governing such indebtedness. Upon our failure to maintain compliance with these covenants, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit thereunder. If the lenders under such indebtedness accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our other indebtedness, including our outstanding notes. We have pledged a significant portion of our assets as collateral under our Credit Facilities. If we were unable to repay those amounts, the lenders under our Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. Additional borrowings under the ABL Facility will, if excess availability under that facility is less than a certain amount, be subject to the satisfaction of a specified financial ratio. Accordingly, our ability to access the full availability under our ABL Facility may be constrained. Our ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio and other covenants.

The current recession and general economic factors may adversely affect our financial performance and other aspects of our business.

A further slowdown in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. Many of those factors, as well as commodity rates, transportation costs, costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, changes in other laws and regulations and other economic factors, also affect our cost of goods sold and our selling, general and administrative expenses, which may adversely affect our sales or profitability. We have no control or limited ability to control such factors.

In addition, many of the factors discussed above, along with current adverse global economic conditions and uncertainties, the potential impact of the current recession, the potential for additional failures or realignments of financial institutions, and the related impact on available credit may affect us and our suppliers and other business partners, landlords, and customers in an adverse manner including, but not limited to, reducing access to liquid funds or credit (including through the loss of one or more financial institutions that are a part of our revolving credit facility), increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our credit facilities and our derivative and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate.

Our plans depend significantly on initiatives designed to increase sales and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely.

We have had, and expect to continue to have, initiatives (such as those relating to marketing, merchandising, promotions, sourcing, shrink, private brand, store operations and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management's estimates could adversely affect our results of operations and financial condition.

Risks associated with the domestic and foreign suppliers from whom our products are sourced could adversely affect our financial performance.

The products we sell are sourced from a wide variety of domestic and international suppliers. In fact, our two largest suppliers accounted for approximately 10% and 6%, respectively, of our purchases in 2008. Nonetheless, if a supplier fails to deliver on key commitments, we could experience merchandise shortages that could lead to lost sales.

We directly imported approximately 10% of our purchases (measured at cost) in 2008, but many of our domestic vendors directly import their products or components of their products. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers' failure to meet our supplier standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes), the availability and cost of raw materials to suppliers, merchandise quality or safety issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import are beyond our control and could have negative implications for us. Because a substantial amount of our imported merchandise comes from China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. In addition, the United States' foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. Disruptions due to labor stoppages, strikes or slowdowns, or other disruptions involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase.

All of our vendors and their products must comply with applicable product safety laws. We generally seek contractual indemnification and insurance coverage from our suppliers. However, if we do not have adequate insurance or contractual indemnification available, product liability claims relating to products that are recalled, defective or otherwise harmful could have a material adverse effect on our business, reputation, financial condition and results of operations. Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers' lack of understanding of U.S. product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products. This could adversely affect our reputation and our litigation expenses could increase, each of which could have a materially negative impact on our results of operations.

Our private brands may not achieve or maintain broad market acceptance and increases the risks we face.

We have substantially increased the number of our private brand items, and the program is a sizable part of our future growth plans. We believe that our success in gaining and maintaining broad market acceptance of our private brands depends on many factors, including pricing, our costs, quality and customer perception. We may not achieve or maintain our expected sales for our private brands. As a result, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our financial performance.

Our business is subject to numerous federal, state and local laws and regulations. We routinely incur costs in complying with these regulations. New laws or regulations or changes in existing laws and regulations, particularly those governing the sale of products, may require extensive system and operating changes that may be difficult to implement and could increase our cost of doing business. In addition, such changes or new laws may require the write off and disposal of existing product inventory, resulting in significant adverse financial impact to the Company. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, in addition to reputational damage.

We are subject to the risk of product liability claims, including claims concerning food and prepared food products.

The sale of food and prepared food products for human consumption involves the risk of injury to our customers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. While we believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers.

Failure to attract and retain qualified employees, particularly field, store and distribution center managers, while controlling labor costs, as well as other labor issues, could adversely affect our financial performance.

Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover such as field managers and distribution center managers. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs and changes in employment and labor legislation (including changes in the process for our employees to join a union) or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. Our ability to pass along labor costs to our customers is constrained.

Also, our stores are decentralized and are managed through a network of geographically dispersed management personnel. Our inability to effectively and efficiently operate our stores, including the ability to control losses resulting from inventory and cash shrinkage, may negatively affect our sales and/or operating profits.

Our profitability may be negatively affected by inventory shrinkage.

We are subject to the risk of inventory loss and theft. We have experienced inventory shrinkage in the past, and we cannot assure you that incidences of inventory loss and theft will decrease in the future or that the measures we are taking will effectively address the problem of inventory shrinkage. Although some level of inventory shrinkage is a necessary and unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.

We are dependent upon the smooth functioning of our distribution network and the timely receipt of inventory.

We rely upon the ability to replenish depleted inventory through deliveries to our distribution centers from vendors and from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea and truck. Delays or increases in transportation costs (including through increased fuel costs) could significantly decrease our profits. In addition, labor shortages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service could negatively affect transportation costs and would adversely affect our business.

Our planned future growth will be impeded, which would adversely affect sales, if we cannot open new stores on schedule.

Our growth is dependent on both increases in sales in existing stores and the ability to open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations and other factors discussed in these Risk Factors. Our ability to timely open new stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the absence of occupancy delays; the ability to negotiate favorable lease terms; the ability to hire and train new personnel, especially store managers in a cost effective manner; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. In addition, many of these factors affect our ability to successfully relocate stores. Many of these factors are beyond our control. In addition, our substantial debt, particularly combined with the recent tightening of the credit markets, has made it more difficult for our real estate developers to obtain loans for our build-to-suit stores and to locate investors for those properties after they have been developed. If this trend continues, it could materially adversely impact our ability to open build-to-suit stores in desirable locations.

Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores from existing stores, could materially adversely affect our growth and/or profitability. In addition, we may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new stores, remodeling or relocating stores or expanding profitably.

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

We generally recognize our highest volume of net sales during the Christmas selling season, which occurs in the fourth quarter of our fiscal year. In anticipation of this holiday, we purchase substantial amounts of seasonal inventory and hire many temporary employees. An excess of seasonal merchandise inventory could result if our net sales during the Christmas selling season were to fall below either seasonal norms or expectations. If our fourth quarter sales results were substantially below expectations, our financial performance and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise. Lower than anticipated sales in the Christmas selling season would also negatively affect our ability to absorb the increased seasonal labor costs.

We face intense competition that could limit our growth opportunities and adversely impact our financial performance.

The retail business is highly competitive. We operate in the basic consumer packaged goods market, which is competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. This competitive environment subjects us to the risk of adverse impact to our financial performance because of the lower prices, and thus the lower margins, required to maintain our competitive position. Also, companies operating in the basic consumer packaged goods market (due to customer demographics and other factors) may have limited ability to increase prices in response to increased costs (including, but not limited to, vendor price increases). This limitation may adversely affect our margins and financial performance. We compete for customers, employees, store sites, products and services and in other important aspects of our business with many other local, regional and national retailers. We compete with retailers operating discount, mass merchandise, outlet, warehouse, club, grocery, drug, convenience, variety and other specialty stores. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements with suppliers than we can. These other competitors compete in a variety of ways, including aggressive promotional activities, merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. If we fail to respond effectively to competitive pressures and changes in the retail markets, it could adversely affect our financial performance.

Competition for customers has intensified in recent years as larger competitors have moved into, or increased their presence in, our geographic markets. We remain vulnerable to the marketing power and high level of consumer recognition of these larger competitors and to the risk that these competitors or others could venture into our industry in a significant way. Generally, we expect an increase in competition.

Natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events could adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events, such as civil unrest in countries in which our suppliers are located and acts of terrorism, or similar disruptions could adversely affect our operations and financial performance. To the extent these events result in physical damage to one or more of our properties, particularly one or more of our distribution centers, our operations and financial performance could be materially adversely affected. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, the temporary or permanent closure of one or more of our stores or distribution centers, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These events also can have indirect consequences such as increases in the costs of insurance following a destructive hurricane season. These factors could otherwise disrupt and adversely affect our operations and financial performance.

If we fail to protect our brand name, competitors may adopt tradenames that dilute the value of our brand name.

We may be unable or unwilling to strictly enforce our trademark in each jurisdiction in which we do business. Also, we may not always be able to successfully enforce our trademarks against competitors, or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our brand recognition, and could cause customer confusion, which could, in turn, adversely affect our sales and profitability.

Our success depends on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The loss of the services of any of our executive officers, particularly Richard W. Dreiling, our Chief Executive Officer, could have a material adverse effect on our operations. Our future success will also depend on our ability to attract and retain qualified personnel and a failure to attract and retain new qualified personnel could have an adverse effect on our operations. We do not currently maintain key person life insurance policies with respect to our executive officers or key personnel.

We face risks related to protection of customers' credit card data.

In connection with credit card sales, we transmit confidential credit card information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to the terms of a Management Stockholder’s Agreement with us and Buck Holdings, L.P., each of our shareholders agreed that shareholder action may be taken without a meeting, without prior notice and without a vote if a written consent setting forth the action taken is signed by shareholders having not less than the minimum number of votes that would be necessary to authorize the action at a meeting, and consented to the taking of any action in such manner.  In addition, pursuant to the terms of the Management Stockholder’s Agreement, each of our shareholders appointed Buck Holdings, L.P. and its authorized representatives and designees as proxy and attorney-in-fact to exercise the shareholder’s right to vote all of his or her shares of our common stock for the purpose of electing any one or more members to our Board.  Pursuant to this proxy, Buck Holdings, L.P. must vote on behalf of each such shareholder in the same manner as Buck Holdings, L.P. votes its own shares for the purpose of electing any one or more members to our Board.

On May 28, 2009, acting by written consent without a meeting in reliance upon the above provisions, Buck Holdings, L.P., which owns 553,400,020 shares of our common stock as of such date (or approximately 99% of our then outstanding common stock), acting both in its capacity as shareholder and in its capacity as proxy and attorney-in-fact, voted all shares (553,400,020 held by Buck Holdings, L.P. and 3,033,323 shares subject to the proxy) to re-elect each member of our Board of Directors (namely, Richard W. Dreiling, Raj Agrawal, Michael M. Calbert, and Adrian Jones) for a term of one year or until the election of each such director’s successor or until each such person’s earlier resignation, removal or death.

ITEM 5.

OTHER INFORMATION.

On September 8, 2009, the Company’s Board of Directors declared a special dividend on the Company’s outstanding common stock of $0.43 per share, or approximately $239.3 million in the aggregate, payable on or before September 11, 2009 to shareholders of record on September 8, 2009. Pursuant to the terms of the Company’s stock option plans, holders of stock options will receive either a pro-rata adjustment to the terms of their share-based awards or a cash payment in substitution for such adjustment as a result of the dividend.

ITEM 6.

EXHIBITS.

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

 “Forward-looking statements” within the meaning of the federal securities laws are included throughout this report, particularly under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 7. Commitments and Contingencies,” among others. You can identify these statements because they are not solely statements of historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “intend,” “continue,” “potential,” “predict” or “could,” or similar expressions that concern our strategy, plans or intentions or our beliefs about future occurrences. For example, all statements relating to our estimated and projected earnings, costs, expenditures, cash flows, financial results, or liquidity, our plans and objectives for future operations, growth or initiatives, our strategies, the expected outcome or impact of pending or threatened litigation, and expectations regarding a possible reduction in the reserve for uncertain tax positions are forward-looking statements.

All forward-looking statements are subject to risks and uncertainties that may change at any time. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations in our forward-looking statements (“cautionary statements”) include, without limitation:

•

failure to successfully execute our growth strategy, including delays in store growth, difficulties executing sales and operating profit margin initiatives and inventory shrinkage reduction;

•

the failure of our new store base to achieve sales and operating levels consistent with our expectations;

•

risks and challenges in connection with sourcing merchandise from domestic and foreign vendors;

•

our level of success in gaining and maintaining broad market acceptance of our private brands;

•

unfavorable publicity or consumer perception of our products;

•

our debt levels and restrictions in our debt agreements;

•

economic conditions, including their effect on the financial and capital markets, our suppliers and business partners, employment levels, consumer demand, spending patterns, inflation and the cost of goods;

•

levels of inventory shrinkage;

•

seasonality of our business;

•

increases in costs of fuel or other energy, transportation or utilities costs and in the costs of labor, employment and health care;

•

the impact of governmental laws and regulations and the outcomes of legal proceedings;

•

disruptions in our supply chain;

•

damage or interruption to our information systems;

•

changes in the competitive environment in our industry and the markets where we operate;

•

natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events;

•

the incurrence of material uninsured losses or excessive insurance costs;

•

our failure to protect our brand name;

•

our loss of key personnel or our inability to hire additional qualified personnel;

•

our failure to maintain effective internal controls;

•

the factors disclosed under “Risk Factors” in Part I, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2009; and

•

the factors disclosed elsewhere in this document (including without limitation in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”).

All forward-looking statements are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate all of our forward-looking statements in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date: September 10, 2009	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1

Appointment of Successor Agent and Amendment No. 1 to the ABL Credit Agreement entered into as of July 31, 2009, by and among The CIT Group/Business Credit, Inc., Wells Fargo Retail Finance, LLC, Dollar General Corporation and the Subsidiary Borrowers and the Lenders signatory thereto (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated July 31, 2009, filed with the SEC on August 4, 2009 (file number 001-11421)).

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.