Form 10-Q
period 2009-10-30
DOLLAR GENERAL CORP
filed 2009-12-10
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2009

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

The registrant had 340,588,205 shares of common stock outstanding on December 1, 2009.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 30, 2009	January 30, 2009
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$337,019	$377,995
Merchandise inventories	1,680,273	1,414,955
Income taxes receivable	31,268	6,392
Deferred income taxes	-	4,600
Prepaid expenses and other current assets	68,754	66,183
Total current assets	2,117,314	1,870,125
Net property and equipment	1,305,858	1,268,960
Goodwill	4,338,589	4,338,589
Intangible assets, net	1,293,280	1,325,558
Other assets, net	77,491	85,967
Total assets	$9,132,532	$8,889,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$26,762	$14,158
Accounts payable	852,988	678,421
Accrued expenses and other	381,346	375,045
Income taxes payable	3,659	7,611
Deferred income taxes	46,178	-
Total current liabilities	1,310,933	1,075,235
Long-term obligations	4,105,252	4,122,956
Deferred income taxes	547,180	556,101
Other liabilities	298,622	289,288

Redeemable common stock	15,131	13,924

Shareholders’ equity:
Preferred stock	-	-
Common stock	278,202	278,114
Additional paid-in capital	2,497,939	2,489,647
Retained earnings	115,878	103,364
Accumulated other comprehensive loss	(36,605)	(39,430)
Total shareholders’ equity	2,855,414	2,831,695
Total liabilities and shareholders’ equity	$9,132,532	$8,889,199

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the 13 weeks ended		For the 39 weeks ended
	October 30, 2009	October 31, 2008	October 30, 2009	October 31, 2008
Net sales	$2,928,751	$2,598,938	$8,610,595	$7,611,820
Cost of goods sold	2,025,669	1,826,651	5,946,113	5,388,421
Gross profit	903,082	772,287	2,664,482	2,223,399
Selling, general and administrative expenses	686,843	634,055	1,990,157	1,831,241
Litigation settlement and related costs	-	34,500	-	34,500
Operating profit	216,239	103,732	674,325	357,658
Interest income	(26)	(619)	(135)	(2,793)
Interest expense	87,612	98,393	266,792	298,698
Other (income) expense	513	266	(215)	856
Income before income taxes	128,140	5,692	407,883	60,897
Income taxes	52,491	12,998	155,638	34,569
Net income (loss)	$75,649	$(7,306)	$252,245	$26,328

Earnings (loss) per share:
Basic	$0.24	$(0.02)	$0.79	$0.08
Diluted	$0.24	$(0.02)	$0.79	$0.08

Weighted average shares outstanding:
Basic	317,945	317,570	317,919	317,464
Diluted	320,558	317,570	319,454	317,896

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	October 30, 2009	October 31, 2008
Cash flows from operating activities:
Net income	$252,245	$26,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,045	184,155
Deferred income taxes	40,298	30,057
Noncash share-based compensation	9,249	7,206
Noncash inventory adjustments and asset impairment	2,697	35,587
Tax benefit of stock options	(308)	(576)
Other noncash gains and losses	6,514	3,736
Change in operating assets and liabilities:
Merchandise inventories	(262,993)	(364,697)
Prepaid expenses and other current assets	(3,048)	(7,218)
Accounts payable	162,867	169,276
Accrued expenses and other	19,427	192,983
Income taxes	(28,828)	(24,606)
Other	(1,038)	8,911
Net cash provided by operating activities	391,127	261,142
Cash flows from investing activities:
Purchases of property and equipment	(186,859)	(159,709)
Purchases of short-term investments	-	(9,903)
Sales of short-term investments	-	61,547
Proceeds from sale of property and equipment	682	971
Net cash used in investing activities	(186,177)	(107,094)
Cash flows from financing activities:
Issuance of common stock	2,018	2,268
Issuance of long-term obligations	1,080	-
Repayments of borrowings under revolving credit facility	-	(102,500)
Repayments of long-term obligations	(7,921)	(3,223)
Repurchases of common stock and stock options	(1,680)	(788)
Payment of cash dividends and related amounts	(239,731)	-
Tax benefit of stock options	308	576
Net cash used in financing activities	(245,926)	(103,667)
Net increase (decrease) in cash and cash equivalents	(40,976)	50,381
Cash and cash equivalents, beginning of period	377,995	100,209
Cash and cash equivalents, end of period	$337,019	$150,590

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$19,174	$20,259
Expiration of equity repurchase rights	$-	$2,548

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of October 30, 2009 and results of operations for the 13-week and 39-week accounting periods ended October 30, 2009 and October 31, 2008 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded LIFO (credit) provisions of $(0.5) million and $31.8 million in the 39-week periods ended October 30, 2009 and October 31, 2008, respectively. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

On September 8, 2009, the Company’s Board of Directors declared a special dividend on the Company’s outstanding common stock (including shares of restricted stock) of $0.7525 per share, or approximately $239.3 million in the aggregate, which was paid on September 11, 2009 to shareholders of record on September 8, 2009.  The special dividend was paid with cash generated from operations. Pursuant to the terms of the Company’s stock option plans, holders of stock options received either a pro-rata adjustment to the terms of their share-based awards or a cash payment in substitution for such adjustment as a result of the dividend.

The Company effected a reverse stock split effective October 12, 2009, of 1 share for each 1.75 shares outstanding as of that date. All share and per share amounts presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split.

The Company recorded impairment charges included in SG&A expense of approximately $5.0 million and $2.1 million in the 39-week periods of 2009 and 2008, respectively, to reduce the carrying value of certain of its stores’ leasehold improvement and equipment assets. The Company’s impairment analysis indicated that such amounts would not be recoverable primarily due to projected future cash flows at these locations which are less than the carrying values of the assets.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

In June 2009 the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, including the Company. On September 15, 2009, the effective date of this standard, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC became nonauthoritative. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In June 2009 the FASB issued a new accounting standard relating to variable interest entities. This standard amends previous standards and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, specifies updated criteria for determining the primary beneficiary, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, requires enhanced disclosures about an enterprise’s involvement in a variable interest entity, and includes other provisions. This standard will be effective as of the beginning of the Company’s first interim and annual reporting periods that begin after November 15, 2009. Earlier application is prohibited. The Company currently does not expect the impact of this standard on its consolidated financial statements to be material.

During the second quarter of 2009 the Company adopted the ASC Subsequent Events Topic. The objective of this topic is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these standards has not had a material effect on the Company’s consolidated financial statements.

The Company adopted the additional disclosure provisions of the ASC Derivatives and Hedging Topic during the first quarter of 2009 as discussed in Note 6.

As discussed in Note 5, effective January 31, 2009 the Company changed its accounting for fair value of its nonfinancial assets and liabilities in connection with the adoption of certain provisions of the ASC Fair Value Measurements and Disclosures Topic.

2.

Comprehensive income (loss)

Comprehensive income (loss) consists of the following:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2009	October 31, 2008	October 30, 2009	October 31, 2008
Net income (loss)	$75,649	$(7,306)	$252,245	$26,328
Unrealized net gain on hedged transactions, net of income tax expense of $45, $117, $1,559, and $14,893, respectively (see Note 6)	18	1,276	2,825	26,057
Comprehensive income (loss)	$75,667	$(6,030)	$255,070	$52,385

3.

Earnings (loss) per share

Earnings (loss) per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended October 30, 2009			13 Weeks Ended October 31, 2008
	Net Income	Shares	Per Share Amount	Net (Loss)	Shares	Per Share Amount
Basic earnings (loss) per share	$75,649	317,945	$0.24	$(7,306)	317,570	$(0.02)
Effect of dilutive share-based awards		2,613			-
Diluted earnings (loss) per share	$75,649	320,558	$0.24	$(7,306)	317,570	$(0.02)

	39 Weeks Ended October 30, 2009			39 Weeks Ended October 31, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$252,245	317,919	$0.79	$26,328	317,464	$0.08
Effect of dilutive share-based awards		1,535			432
Diluted earnings per share	$252,245	319,454	$0.79	$26,328	317,896	$0.08

Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share was determined based on the dilutive effect of stock options using the treasury stock method. For the 13 weeks ended October 31, 2008, the effect of dilutive stock-based awards was approximately 0.4 million shares and, because the Company had a net loss for this period, these incremental shares have been excluded from the computation of diluted earnings per share as the effect of their inclusion would be anti-dilutive.

4.

Income taxes

Under the accounting standards for income taxes, the asset and liability method is used for computing the future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.

Income tax reserves are determined using the methodology established by accounting standards for income taxes which require companies to assess each income tax position taken using a two step approach. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.

Subsequent to February 3, 2007, the Company elected to record income tax related interest and penalties as a component of the provision for income tax expense.

The Internal Revenue Service (“IRS”) is examining the Company’s federal income tax return for fiscal year 2005. The 2004 and earlier fiscal years are not open for examination. The 2006, 2007 and 2008 fiscal years, while not currently under examination, are subject to examination at the discretion of the IRS. The Company also has various state income tax examinations in progress. Generally, the Company’s 2005 and later tax years remain open for examination by the various state taxing authorities. The results of these examinations could result in changes, which changes could be material, to the Company’s income tax liability. The estimated liability related to income tax examinations is included in the Company’s reserve for uncertain tax positions.

As of October 30, 2009, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $47.1 million, $8.8 million and $1.4 million, respectively, for a total of $57.3 million. Of this amount, $3.3 million and $53.0 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet with the remaining $1.0 million reducing deferred tax assets related to net operating loss carry forwards. The reserve for uncertain tax positions decreased during the 39-week period ended October 30, 2009 by $12.0 million due principally to settlements with taxing authorities and the reduction of a liability associated with an accounting method utilized by the Company for income tax return filing purposes. Further, the Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $16.2 million in the coming twelve months principally as a result of the expected filing of an income tax accounting method change request that is expected to resolve certain uncertainties related to accounting methods employed by the Company for income tax return filing purposes. The reasonably possible change of $16.2 million is included in both current liabilities ($2.4 million) and other noncurrent liabilities ($13.8 million) in the condensed consolidated balance sheet as of October 30, 2009. Also, as of October 30, 2009, approximately $32.8 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the periods ended October 30, 2009 and October 31, 2008 were 41.0% and 228.4%, respectively, for the 13-week periods, and 38.2% and 56.8%, respectively, for the 39-week periods. The 39-week period ended October 30, 2009 benefited from a reduction in a deferred tax valuation allowance related to state income tax credits that did not occur in 2008. In addition, relative to the 2009 periods, the 2008 periods were negatively impacted by the non-deductible settlement of shareholder litigation related to the 2007 merger that was recorded in the 13-week period ended October 31, 2008.

5.

Assets and liabilities measured at fair value

On January 31, 2009, the Company adopted components of the accounting standards for fair value, which define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. These standards apply to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of October 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety, as discussed in detail in Note 6, are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of October 30, 2009.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 30, 2009
Assets:
Trading securities (a)	$8,643	$-	$-	$8,643
Derivative financial instruments (b)	-	1,400	-	1,400
Liabilities:
Long-term obligations (c)	4,217,997	16,317	-	4,234,314
Derivative financial instruments (d)	-	60,163	-	60,163

(a)	Reflected in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $1,044 and Other assets, net of $7,599.
(b)	Reflected in the condensed consolidated balance sheet as Prepaid expenses and other current assets.
(c)	Reflected in the condensed consolidated balance sheet as Current portion of long-term obligations of $24,822 and Long-term obligations of $4,098,295.
(d)	Reflected in the condensed consolidated balance sheet as Other liabilities.

6.

Derivatives and hedging activities

Disclosure requirements for derivative instruments and hedging activities are intended to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the relevant accounting standards, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments are required.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week and 39-week periods ended October 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of October 30, 2009, the Company had four interest rate swaps with a combined notional value of $1.45 billion that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI and such net gain or loss is expected to be reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $43.8 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. In February 2009, the Company entered into a commodity hedge related to diesel fuel to limit its exposure to variability in diesel fuel prices and their effect on transportation costs. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of October 30, 2009, the Company had one diesel fuel commodity swap hedging monthly usage of diesel fuel through January 2010 with a total 3.7 million gallons notional during the remaining term that was not designated as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of October 30, 2009:

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
(in thousands)	As of October 30, 2009		As of October 30, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps			Other liabilities	$60,163

Derivatives not designated as hedging instruments
Commodity hedges	Prepaid expenses and other current assets	$1,400

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statement of income (including OCI, see Note 2) for the 13-week and 39-week periods ended October 30, 2009:

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Income For the 13-weeks ended October 30, 2009
(in thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$12,993	Interest expense	$13,056	Other (income) expense	$154

Derivatives Not Designated as Hedging Instruments		Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity Hedges		Other (income) expense	$360

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Income For the 39-weeks ended October 30, 2009
(in thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$32,462	Interest expense	$36,845	Other (income) expense	$468

Derivatives Not Designated as Hedging Instruments		Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity Hedges		Other (income) expense	$(683)

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness.

As of October 30, 2009, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $62.9 million. As of October 30, 2009, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at October 30, 2009, it would have been required to settle its obligations under the agreements at their termination value of $62.9 million.

As of October 30, 2009, the fair value of commodity hedges in a net asset position was $1.4 million, which excludes any adjustment for nonperformance risk related to the agreements.

7.

Commitments and contingencies

Legal proceedings

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) ("Richter") in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act ("FLSA") and seeks to recover overtime pay, liquidated damages, and attorneys' fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff's motion. On March 23, 2007, the court conditionally certified a nationwide class of individuals who worked for Dollar General as store managers since August 7, 2003. The number of persons who will be included in the class has not been determined.

On May 30, 2007, the court stayed all proceedings in the case, including the sending of a notice to the class, to evaluate, among other things, certain appeals pending in the Eleventh Circuit involving claims similar to those raised in this action. That stay has been extended on several occasions, most recently through October 31, 2009. Those appeals have been resolved, and the court has ordered that a list of potential class members be prepared and notice to those individuals be issued. During the stay, the statute of limitations was tolled for the potential class members.

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that this action is not appropriate for collective action treatment. The Company intends to vigorously defend this action. However, at this time, it is not possible to predict whether the court ultimately will permit this action to proceed collectively, and no assurances can be given that the Company will be successful in the defense on the merits or otherwise. If the Company is not successful in its efforts to defend this action, the resolution could have a material adverse effect on its financial statements as a whole.

On May 18, 2006, the Company was served with a lawsuit entitled Tammy Brickey, Becky Norman, Rose Rochow, Sandra Cogswell and Melinda Sappington v. Dolgencorp, Inc. and Dollar General Corporation (Western District of New York, Case No. 6:06-cv-06084-DGL, originally filed on February 9, 2006 and amended on May 12, 2006 ("Brickey")). The Brickey plaintiffs seek to proceed collectively under the FLSA and as a class under New York, Ohio, Maryland and North Carolina wage and hour statutes on behalf of, among others, assistant store managers who claim to be owed wages (including overtime wages) under those statutes. At this time, it is not possible to predict whether the court will permit this action to proceed collectively or as a class. However, the Company believes that this action is not appropriate for either collective or class treatment and that its wage and hour policies and practices comply with both federal and state law. The Company plans to vigorously defend this action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise, and, if it is not successful, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH ("Calvert")), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act and Title VII of the Civil Rights Act of 1964, as amended ("Title VII"). The complaint subsequently was amended to include additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations that the Company’s compensation practices disparately impact females. Under the amended complaint, Plaintiffs seek to proceed collectively under the Equal Pay Act and as a class under Title VII, and request back wages, injunctive and declaratory relief, liquidated damages, punitive damages and attorneys' fees and costs.

On July 9, 2007, the plaintiffs filed a motion in which they asked the court to approve the issuance of notice to a class of current and former female store managers under the Equal Pay Act. The Company opposed plaintiffs' motion. On November 30, 2007, the court conditionally certified a nationwide class of females under the Equal Pay Act who worked for Dollar General as store managers between November 30, 2004 and November 30, 2007. The notice was issued on January 11, 2008, and persons to whom the notice was sent were required to opt into the suit by March 11, 2008. Approximately 2,100 individuals have opted into the lawsuit. The Company will have an opportunity at the close of the discovery period to seek decertification of the Equal Pay Act class, and the Company expects to file such motion.

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

On July 30, 2008, the Company was served with a complaint filed in the District Court for Dallas County, Iowa (Julie Cox, et al. v. Dolgencorp, Inc., et al—Case No. LACV-034423 ("Cox")) in which the plaintiff, a former store manager, alleges that the Company discriminates against pregnant employees on the basis of sex and retaliates against employees in violation of the Iowa Civil Rights Act. Cox seeks to represent a class of "all current, former and future employees from the State of Iowa who are employed by Dollar General who suffered from, are currently suffering from or in the future may suffer from" alleged sex/pregnancy discrimination and retaliation and seeks declaratory and injunctive relief as well as equitable, compensatory and punitive damages and attorneys' fees and costs.

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

Subsequent to the announcement of the agreement relating to the Company’s 2007 merger, the Company and its directors were named in seven putative class actions alleging claims for breach of fiduciary duty arising out of the Company’s proposed sale to investment funds affiliated with KKR. Each of the complaints alleged, among other things, that the Company’s directors engaged in "self-dealing" by agreeing to recommend the transaction to the Company’s shareholders and that the consideration available to such shareholders in the transaction is unfairly low. On motion of the plaintiffs, each of these cases was transferred to the Sixth Circuit Court for Davidson County, Twentieth Judicial District, at Nashville. By order dated April 26, 2007, the seven lawsuits were consolidated in the court under the caption, "In re: Dollar General," Case No. 07MD-1. On June 13, 2007, the court denied the Plaintiffs' motion for a temporary injunction to block the shareholder vote that was then held on June 21, 2007. On June 22, 2007, the Plaintiffs filed their amended complaint making claims substantially similar to those outlined above. The court on November 6, 2008 certified a class of all persons who held stock in the Company on the date of the merger. The defendants filed for summary judgment.

On November 24, 2008, all defendants, including the Company, reached an agreement in principle to settle this lawsuit, subject to final documentation and court approval. The Company determined that the agreement would be in the best interest of the Company to avoid costly and time-consuming litigation. Based on the agreement in principle, the Company recorded a charge, net of anticipated insurance proceeds, of $34.5 million in the third quarter of 2008 and a credit of $(2.5) million in the fourth quarter of 2008 in connection with the proposed settlement. Total related insurance proceeds of $10.0 million were collected in the fourth quarter of 2008. On February 2, 2009, the Company funded the $40.0 million settlement and on February 11, 2009, the court approved the terms of the settlement.

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

8.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of October 30, 2009, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary, and a liaison office in India, the collective assets and revenues of which are not material. Net sales grouped by classes of similar products are presented below.

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 30, 2009	October 31, 2008	October 30, 2009	October 31, 2008
Classes of similar products:
Consumables	$2,137,504	$1,864,015	$6,186,509	$5,340,925
Seasonal	370,026	320,706	1,149,775	1,027,352
Home products	207,798	206,780	636,875	630,815
Apparel	213,423	207,437	637,436	612,728
Net sales	$2,928,751	$2,598,938	$8,610,595	$7,611,820

9.

Related party transactions

KKR and GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), indirectly own a substantial portion of the Company’s common stock through their investments in Buck Holdings, L.P.

Affiliates of KKR and Goldman Sachs (among other entities) are lenders under the Company’s $2.294 billion senior secured term loan facility. The amount of principal outstanding under the term loan facility from the Company’s 2007 merger to September 30, 2009, was $2.3 billion. Effective September 30, 2009, the Company became required to repay borrowings under the term loan facility in equal quarterly principal amounts in an aggregate amount per year equal to 1% of the total funded principal amount at July 6, 2007, resulting in the payment of principal of $5.8 million during the 39-week period ended October 30, 2009. In addition, the Company paid approximately $57.8 million and $102.0 million of interest on the term loan during the 39-week periods ended October 30, 2009 and October 31, 2008, respectively.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap totaling $410.0 million as of October 30, 2009, entered into in connection with the Company’s senior secured term loan facility. The Company paid Goldman, Sachs & Co. approximately $13.0 million and $7.7 million in the 39-week periods ended October 30, 2009 and October 31, 2008, respectively pursuant to this swap.

Since the 2007 merger, the Company has been party to a monitoring agreement with an affiliate of KKR and with Goldman, Sachs & Co. pursuant to which those entities provide management and advisory services to the Company. Under the terms of the monitoring agreement, among other things, the Company has been obligated to pay to those entities an aggregate annual management fee payable in arrears at the end of each calendar quarter plus all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement upon request. The fees incurred for the 39-week periods ended October 30, 2009 and October 31, 2008 totaled $4.1 million and $5.3 million, respectively. In connection with the initial public offering of the Company’s common stock, the parties terminated the monitoring agreement in accordance with its terms as further discussed in Note 10.

From time to time the Company may use the services of Capstone Consulting, LLC, a team of executives who work exclusively with KKR portfolio companies providing certain consulting services. The aggregate fees incurred for Capstone services for the 39-week periods ended October 30, 2009 and October 31, 2008 totaled $0.2 million and $2.3 million, respectively. The Company’s former board member Mr. Dean Nelson is the Chief Executive Officer of Capstone.

The Company’s Board members Mr. Mike Calbert and Mr. Raj Agrawal serve as executives of KKR, while the Company’s Board member Mr. Adrian Jones serves as a Managing Director of Goldman, Sachs & Co.

Affiliates of KKR, Goldman, Sachs & Co. and Citigroup Global Markets Inc. served as underwriters in connection with the Company’s initial public offering of its common stock.

10.

Subsequent events

On November 18, 2009, the Company completed the initial public offering of its common stock. The Company issued 22,700,000 shares in the offering, and existing shareholders sold an additional 16,515,000 previously outstanding shares. The net proceeds from the offering to the Company of approximately $446 million have been used to redeem $176.7 million aggregate principal amount of 10.625% senior notes due 2015 and $205.2 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 on November 30, 2009 at redemption prices of 110.625% and 111.875%, respectively, plus accrued and unpaid interest. On November 18, 2009, the Company gave 30-day notice to redeem $19.0 million additional aggregate principal amount of the senior notes at a redemption price of 110.625%, plus accrued and unpaid interest. Upon the completion of the offering, and in connection with the Company’s termination of the monitoring agreement with KKR and Goldman, Sachs & Co., the Company paid these entities a fee of approximately $63.6 million which included approximately $4.8 million directly related to the offering transaction and approximately $58.8 million to terminate the agreement in accordance with its terms.

In connection with these transactions the Company has incurred charges in the fourth quarter of 2009 including the monitoring agreement termination fee of $58.8 million, and charges for the acceleration of vesting of certain share-based awards in the amount of approximately $9.4 million. In addition, the Company has incurred losses on the redemption of the notes, with a total anticipated loss on such redemption of approximately $51 million, which includes the loss on the $19.0 million of the notes to be redeemed subsequent to this filing.

Subsequent events pertaining to the Company have been evaluated through the time of filing this document with the SEC on December 10, 2009, which is the date these financial statements were issued.

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

	October 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$145,539	$168,366	$23,114	$-	$337,019
Merchandise inventories	-	1,680,273	-	-	1,680,273
Income taxes receivable	40,084	6,700	-	(15,516)	31,268
Deferred income taxes	12,380	-	-	(12,380)	-
Prepaid expenses and other current assets	715,486	2,739,771	11,040	(3,397,543)	68,754
Total current assets	913,489	4,595,110	34,154	(3,425,439)	2,117,314
Net property and equipment	98,251	1,207,501	106	-	1,305,858
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,202,334	90,946	-	-	1,293,280
Deferred income taxes	-	-	35,177	(35,177)	-
Other assets, net	4,010,265	9,265	296,290	(4,238,329)	77,491

Total assets	$10,562,928	$5,902,822	$365,727	$(7,698,945)	$9,132,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$24,822	$1,940	$-	$-	$26,762
Accounts payable	2,705,171	1,484,689	46,931	(3,383,803)	852,988
Accrued expenses and other	99,994	246,300	48,792	(13,740)	381,346
Income taxes payable	2,701	-	16,474	(15,516)	3,659
Deferred income taxes	-	56,972	1,586	(12,380)	46,178
Total current liabilities	2,832,688	1,789,901	113,783	(3,425,439)	1,310,933
Long-term obligations	4,350,878	2,604,846	13,178	(2,863,650)	4,105,252
Deferred income taxes	397,511	184,846	-	(35,177)	547,180
Other liabilities	111,306	33,639	153,677	-	298,622

Redeemable common stock	15,131	-	-	-	15,131

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	278,202	23,855	100	(23,955)	278,202
Additional paid-in capital	2,497,939	431,253	19,900	(451,153)	2,497,939
Retained earnings	115,878	834,482	65,089	(899,571)	115,878
Accumulated other comprehensive loss	(36,605)	-	-	-	(36,605)
Total shareholders’ equity	2,855,414	1,289,590	85,089	(1,374,679)	2,855,414

Total liabilities and shareholders’ equity	$10,562,928	$5,902,822	$365,727	$(7,698,945)	$9,132,532

	January 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$292,637	$64,404	$20,954	$-	$377,995
Merchandise inventories	-	1,414,955	-	-	1,414,955
Income tax receivable	50,601	-	-	(44,209)	6,392
Deferred income taxes	5,892	-	2,560	(3,852)	4,600
Prepaid expenses and other current assets	462,572	2,016,712	5,894	(2,418,995)	66,183
Total current assets	811,702	3,496,071	29,408	(2,467,056)	1,870,125
Net property and equipment	82,616	1,186,125	219	-	1,268,960
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,205,667	119,891	-	-	1,325,558
Deferred income taxes	-	-	3,518	(3,518)	-
Other assets, net	3,384,089	130,100	280,204	(3,708,426)	85,967

Total assets	$9,822,663	$4,932,187	$313,349	$(6,179,000)	$8,889,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$11,500	$2,658	$-	$-	$14,158
Accounts payable	2,007,625	1,035,057	46,644	(2,410,905)	678,421
Accrued expenses and other	108,504	220,142	54,489	(8,090)	375,045
Income taxes payable	1,659	48,467	1,694	(44,209)	7,611
Deferred income taxes	-	3,852	-	(3,852)	-
Total current liabilities	2,129,288	1,310,176	102,827	(2,467,056)	1,075,235
Long-term obligations	4,346,258	2,383,304	-	(2,606,606)	4,122,956
Deferred income taxes	397,570	162,049	-	(3,518)	556,101
Other liabilities	103,928	37,653	147,707	-	289,288

Redeemable common stock	13,924	-	-	-	13,924

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	278,114	23,855	100	(23,955)	278,114
Additional paid-in capital	2,489,647	553,639	19,900	(573,539)	2,489,647
Retained earnings	103,364	461,511	42,815	(504,326)	103,364
Accumulated other comprehensive loss	(39,430)	-	-	-	(39,430)
Total shareholders’ equity	2,831,695	1,039,005	62,815	(1,101,820)	2,831,695

Total liabilities and shareholders’ equity	$9,822,663	$4,932,187	$313,349	$(6,179,000)	$8,889,199

	For the 13 weeks ended October 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$81,305	$2,928,751	$22,910	$(104,215)	$2,928,751
Cost of goods sold	-	2,025,669	-	-	2,025,669
Gross profit	81,305	903,082	22,910	(104,215)	903,082
Selling, general and administrative expenses	73,916	702,070	15,072	(104,215)	686,843
Operating profit	7,389	201,012	7,838	-	216,239
Interest income	(14,697)	(862)	(5,049)	20,582	(26)
Interest expense	93,184	15,003	7	(20,582)	87,612
Other (income) expense	513	-	-	-	513
Income (loss) before income taxes	(71,611)	186,871	12,880	-	128,140
Income tax expense (benefit)	(22,595)	70,589	4,497	-	52,491
Equity in subsidiaries’ earnings, net of taxes	124,665	-	-	(124,665)	-
Net income	$75,649	$116,282	$8,383	$(124,665)	$75,649

	For the 13-weeks ended October 31, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$58,315	$2,598,938	$24,560	$(82,875)	$2,598,938
Cost of goods sold	-	1,826,651	-	-	1,826,651
Gross profit	58,315	772,287	24,560	(82,875)	772,287
Selling, general and administrative expenses	59,500	641,779	15,651	(82,875)	634,055
Litigation settlement and related costs	34,500	-	-	-	34,500
Operating profit (loss)	(35,685)	130,508	8,909	-	103,732
Interest income	(15,111)	(8,605)	(3,402)	26,499	(619)
Interest expense	108,998	15,936	(42)	(26,499)	98,393
Other (income) expense	266	-	-	-	266
Income (loss) before income taxes	(129,838)	123,177	12,353	-	5,692
Income tax expense (benefit)	(20,409)	27,467	5,940	-	12,998
Equity in subsidiaries’ earnings, net of taxes	102,123	-	-	(102,123)	-
Net income (loss)	$(7,306)	$95,710	$6,413	$(102,123)	$(7,306)

	For the 39 weeks ended October 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$212,930	$8,610,595	$68,061	$(280,991)	$8,610,595
Cost of goods sold	-	5,946,113	-	-	5,946,113
Gross profit	212,930	2,664,482	68,061	(280,991)	2,664,482
Selling, general and administrative expenses	193,586	2,028,607	48,955	(280,991)	1,990,157
Operating profit	19,344	635,875	19,106	-	674,325
Interest income	(41,006)	(3,007)	(14,489)	58,367	(135)
Interest expense	283,540	41,602	17	(58,367)	266,792
Other (income) expense	(215)	-	-	-	(215)
Income (loss) before income taxes	(222,975)	597,280	33,578	-	407,883
Income tax expense (benefit)	(79,975)	224,309	11,304	-	155,638
Equity in subsidiaries’ earnings, net of taxes	395,245	-	-	(395,245)	-
Net income	$252,245	$372,971	$22,274	$(395,245)	$252,245

	For the 39-weeks ended October 31, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$158,972	$7,611,820	$73,029	$(232,001)	$7,611,820
Cost of goods sold	-	5,388,421	-	-	5,388,421
Gross profit	158,972	2,223,399	73,029	(232,001)	2,223,399
Selling, general and administrative expenses	152,834	1,854,019	56,389	(232,001)	1,831,241
Litigation settlement and related costs	34,500	-	-	-	34,500
Operating profit (loss)	(28,362)	369,380	16,640	-	357,658
Interest income	(50,833)	(25,957)	(10,221)	84,218	(2,793)
Interest expense	326,295	56,609	12	(84,218)	298,698
Other (income) expense	856	-	-	-	856
Income (loss) before income taxes	(304,680)	338,728	26,849	-	60,897
Income tax expense (benefit)	(78,390)	104,333	8,626	-	34,569
Equity in subsidiaries’ earnings, net of taxes	252,618	-	-	(252,618)	-
Net income	$26,328	$234,395	$18,223	$(252,618)	$26,328

	For the 39-weeks ended October 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$252,245	$372,971	$22,274	$(395,245)	$252,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,011	165,868	166	-	194,045
Deferred income taxes	(8,106)	75,917	(27,513)	-	40,298
Noncash share-based compensation	9,249	-	-	-	9,249
Noncash inventory adjustments and asset impairment	-	2,697	-	-	2,697
Tax benefit of stock options	(308)	-	-	-	(308)
Other noncash gains and losses	1,217	5,297	-	-	6,514
Equity in subsidiaries’ earnings, net	(395,245)	-	-	395,245	-
Change in operating assets and liabilities:
Merchandise inventories	-	(262,993)	-	-	(262,993)
Prepaid expenses and other current assets	7,136	(10,583)	399	-	(3,048)
Accounts payable	20,527	142,327	13	-	162,867
Accrued expenses and other	2,230	16,924	273	-	19,427
Income taxes	11,559	(55,167)	14,780	-	(28,828)
Other	(3,368)	2,297	33	-	(1,038)
Net cash provided by (used in) operating activities	(74,853)	455,555	10,425	-	391,127
Cash flows from investing activities:
Purchases of property and equipment	(29,143)	(157,663)	(53)	-	(186,859)
Proceeds from sale of property and equipment	-	682	-	-	682
Net cash used in investing activities	(29,143)	(156,981)	(53)	-	(186,177)
Cash flows from financing activities:
Issuance of common stock	2,018	-	-	-	2,018
Issuance of long-term obligations	-	1,080	-	-	1,080
Repayments of long-term obligations	(5,750)	(2,171)	-	-	(7,921)
Repurchases of common stock and stock options	(1,680)	-	-	-	(1,680)
Payment of cash dividends and related amounts	(239,731)				(239,731)
Tax benefit of stock options	308	-	-	-	308
Changes in intercompany note balances, net	201,733	(193,521)	(8,212)	-	-
Net cash used in financing activities	(43,102)	(194,612)	(8,212)	-	(245,926)
Net increase (decrease) in cash and cash equivalents	(147,098)	103,962	2,160	-	(40,976)
Cash and cash equivalents, beginning of period	292,637	64,404	20,954	-	377,995
Cash and cash equivalents, end of period	$145,539	$168,366	$23,114	$-	$337,019

	For the 39-weeks ended October 31, 2008
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$26,328	$234,395	$18,223	$(252,618)	$26,328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,828	158,134	193	-	184,155
Deferred income taxes	(73,328)	44,640	58,745	-	30,057
Noncash share-based compensation	7,206	-	-	-	7,206
Noncash inventory adjustments and asset impairment	-	35,587	-	-	35,587
Tax benefit of stock options	(576)	-	-	-	(576)
Other noncash gains and losses	4	3,732	-	-	3,736
Equity in subsidiaries’ earnings, net	(252,618)	-	-	252,618	-
Change in operating assets and liabilities:
Merchandise inventories	-	(364,697)	-	-	(364,697)
Prepaid expenses and other current assets	(10,611)	5,190	(1,797)	-	(7,218)
Accounts payable	13,298	155,886	92	-	169,276
Accrued expenses and other	140,245	41,695	11,043	-	192,983
Income taxes	8,858	(21,178)	(12,286)	-	(24,606)
Other	2,391	6,609	(89)	-	8,911
Net cash provided by (used in) operating activities	(112,975)	299,993	74,124	-	261,142
Cash flows from investing activities:
Purchases of property and equipment	(11,629)	(148,061)	(19)	-	(159,709)
Purchases of short-term investments	-	-	(9,903)	-	(9,903)
Sales of short-term investments	-	-	61,547	-	61,547
Proceeds from sale of property and equipment	-	971	-	-	971
Net cash provided by (used in) investing activities	(11,629)	(147,090)	51,625	-	(107,094)
Cash flows from financing activities:
Issuance of common stock	2,268	-	-	-	2,268
Repayments of borrowings under revolving credit facility	(102,500)	-	-	-	(102,500)
Repayments of long-term obligations	-	(3,223)	-	-	(3,223)
Repurchases of common stock and stock options	(788)	-	-	-	(788)
Tax benefit of stock options	576	-	-	-	576
Changes in intercompany note balances, net	270,888	(127,226)	(143,662)	-	-
Net cash provided by (used in) financing activities	170,444	(130,449)	(143,662)	-	(103,667)
Net increase (decrease) in cash and cash equivalents	45,840	22,454	(17,913)	-	50,381
Cash and cash equivalents, beginning of period	8,320	59,379	32,510	-	100,209
Cash and cash equivalents, end of period	$54,160	$81,833	$14,597	$-	$150,590

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 8,720 stores located in 35 states as of October 30, 2009, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The customers we serve are value-conscious, and Dollar General has always been intently focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, we are operating in a very difficult economic environment. Consumers are facing continued economic challenges, including high rates of unemployment, fluctuating food, gasoline and energy costs, and a continued weakness in housing and credit markets, and the timetable for economic recovery is uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, our 2009 year-to-date financial results have been strong, and we remain cautiously optimistic with regard to our operating priorities for the remainder of the year.

We have been keenly focused on executing the following four operating priorities which we defined at the beginning of 2008:

•

Drive productive sales growth;

•

Increase gross margins;

•

Leverage process improvements and information technology to reduce costs; and

•

Strengthen and expand Dollar General’s culture of “serving others.”

Focus on these priorities has resulted in continued improvement in our financial performance in the 2009 third quarter over the comparable 2008 period in each of our key financial metrics, as follows:

•

Total sales increased 12.7% to $2.93 billion and sales in same-stores increased 9.2%. Average sales per square foot for all stores over the 52-week period ended October 30, 2009 increased to approximately $192, up from approximately $175 for the comparable prior 52-week period. Strong sales performance during the quarter was driven by our increased efforts in candy and snacks, health and beauty products and home cleaning products.

•

Gross profit, as a percentage of sales, improved to 30.8% compared to 29.7% in the 2008 period. In addition to the impact of a $1.0 million LIFO credit in the 2009 period compared to a $15.7 million LIFO charge in the 2008 period, our gross profit rate increased primarily due to higher average net markups as a result of our improved category management processes and our focused efforts to reduce our merchandise purchase costs. Average markups were partially offset by increased merchandise markdowns.

•

Selling, general and administrative expenses or SG&A, as a percentage of sales, was 23.5%, compared to 24.4% in the 2008 quarter. The improvement is primarily attributable to our rent reduction efforts, effective management of energy costs, and leverage resulting from our significant sales increase.

•

Inventory turnover improved to 5.2 times on a rolling four-quarter basis compared to 5.0 times for the corresponding prior year period.

•

We reported net income of $75.6 million compared to a net loss of $(7.3) million in the 2008 quarter.

We generated $391.1 million of cash from operating activities during the first three quarters of 2009, and, after the payment of a special dividend of $239.3 million in September 2009, we had a cash balance of $337.0 million as of October 30, 2009. Through the 2009 third quarter, we have opened 386 new stores, remodeled or relocated 332 stores, and closed 28 stores.

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

The following table contains results of operations data for the third quarter and year to date periods of each of 2009 and 2008, and the dollar and percentage variances among those periods:

(amounts in millions)	13 Weeks Ended		2009 vs. 2008		39 Weeks Ended		2009 vs. 2008
	Oct. 30, 2009	Oct. 31, 2008	Amount change	% change	Oct. 30, 2009	Oct. 31, 2008	Amount change	% change
Net sales by category:
Consumables	$2,137.5	$1,864.0	$273.5	14.7%	$6,186.5	$5,340.9	$845.6	15.8%
% of net sales	72.98%	71.72%			71.85%	70.17%
Seasonal	370.0	320.7	49.3	15.4	1,149.8	1,027.4	122.4	11.9
% of net sales	12.63%	12.34%			13.35%	13.50%
Home products	207.8	206.8	1.0	0.5	636.9	630.8	6.1	1.0
% of net sales	7.10%	7.96%			7.40%	8.29%
Apparel	213.4	207.4	6.0	2.9	637.4	612.7	24.7	4.0
% of net sales	7.29%	7.98%			7.40%	8.05%
Net sales	$2,928.8	$2,598.9	$329.8	12.7%	$8,610.6	$7,611.8	$998.8	13.1%
Cost of goods sold	2,025.7	1,826.7	199.0	10.9	5,946.1	5,388.4	557.7	10.3
% of net sales	69.16%	70.28%			69.06%	70.79%
Gross profit	903.1	772.3	130.8	16.9	2,664.5	2,223.4	441.1	19.8
% of net sales	30.84%	29.72%			30.94%	29.21%
Selling, general and administrative expenses	686.8	634.1	52.8	8.3	1,990.2	1,831.2	158.9	8.7
% of net sales	23.45%	24.40%			23.11%	24.06%
Litigation settlement and related costs	-	34.5	(34.5)	-	-	34.5	(34.5)	-
% of net sales	-	1.33%			-	0.45%
Operating profit	216.2	103.7	112.5	108.5	674.3	357.7	316.7	88.5
% of net sales	7.38%	3.99%			7.83%	4.70%
Interest income	(0.0)	(0.6)	0.6	(95.8)	(0.1)	(2.8)	2.7	(95.2)
% of net sales	(0.00)%	(0.02)%			(0.00)%	(0.04)%
Interest expense	87.6	98.4	(10.8)	(11.0)	266.8	298.7	(31.9)	(10.7)
% of net sales	2.99%	3.79%			3.10%	3.92%
Other (income) expense	0.5	0.3	0.2	92.9	(0.2)	0.9	(1.1)	-
% of net sales	0.02%	0.01%			(0.00)%	0.01%
Income before income taxes	128.1	5.7	122.4	-	407.9	60.9	347.0	569.8
% of net sales	4.38%	0.22%			4.74%	0.80%
Income taxes	52.5	13.0	39.5	-	155.6	34.6	121.1	350.2
% of net sales	1.79%	0.50%			1.81%	0.45%
Net income (loss)	$75.6	$(7.3)	$83.0	-%	$252.2	$26.3	$225.9	858.1%
% of net sales	2.58%	(0.28)%			2.93%	0.35%
Diluted earnings (loss) per share	$0.24	$(0.02)	$-	-%	$0.79	$0.08	$0.71	898.7%
Diluted weighted shares outstanding	320.6	317.6	3.0	0.9%	319.5	317.9	1.6	0.5%

13 WEEKS ENDED OCTOBER 30, 2009 AND OCTOBER 31, 2008

Net Sales. The net sales increase in the 2009 third quarter reflects a same-store sales increase of 9.2% compared to the 2008 third quarter. Same-stores include stores that have been open for 13 months and remain open at the end of the reporting period. For the 2009 third quarter, there were 8,264 same-stores which accounted for sales of $2.82 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales reflects the impact of various operating and merchandising initiatives implemented over the last year, including the impact of improved store standards, the expansion of convenience food and beverage, health and beauty and pet supply offerings. As part of the growth of these consumables categories, we have expanded our selections of private brand consumables, offering improved quality and value. In addition, we have increased the utilization of store square footage and have made good progress on improving the timing, selection and management of our seasonal and apparel merchandise, adding items that are more trend relevant. As indicated by our growth in sales during this challenging economic period, value-conscious customers are relying on our stores for value and convenience more than ever.

Gross Profit. The gross profit rate as a percentage of sales was 30.8% in the 2009 third quarter compared to 29.7% in the 2008 third quarter. Several factors contributed significantly to our gross profit rate expansion:

•

Average markups increased as a result of our improved category management processes, which are focused on improving our overall gross profit while maintaining our every day low price strategy. Increased sales volumes have contributed to our ability to reduce purchase costs from our vendors, and changes to our mix of merchandise, such as the increase in private brand items which generally represent higher gross profit rates, contributed to the increase in average markups. The increase in average markups in the 2009 third quarter was partially offset by increases in markdowns.

•

Distribution and transportation costs decreased as a result of lower fuel costs and improved efficiencies arising from changes in our distribution processes.  In addition, higher sales volumes resulted in improved cost leverage.

•

The estimated LIFO provision (credit) in the 2009 third quarter was $(1.0) million compared to $15.7 million in the 2008 third quarter reflecting a flattening of merchandise cost increases for comparable items based on our 2009 year-to-date trends and our current estimates for the 2009 fiscal year.

SG&A Expenses. SG&A decreased to 23.5% as a percentage of sales in the 2009 third quarter, from 24.4% in the 2008 third quarter, a decrease of 95 basis points, primarily attributable to leverage attained from significantly higher net sales as discussed above. As a percentage of sales, electricity, store occupancy, and repairs and maintenance costs decreased, and professional fees (primarily legal expenses) were lower in the 2009 period. In addition, we had hurricane-related losses and fixed asset impairment charges in the 2008 period that did not recur in the 2009 third quarter, and workers’ compensation costs and general liability insurance expense decreased as a result of our continued cost reduction and safety efforts. An increase in advertising costs partially offset improvements in SG&A. The overall 8.3% increase in SG&A expense in the 2009 period compared to the 2008 period is primarily the result of amounts required to operate new stores and to support increased same-store sales levels.

Litigation Settlement and Related Costs.  Subsequent to the announcement of the 2007 merger agreement, we, along with our directors and KKR, were named in a class action lawsuit. On November 24, 2008, we, along with all defendants, reached an agreement in principle to settle this lawsuit.  In the third quarter of 2008, based on the agreement in principle, we recorded a charge, net of anticipated insurance proceeds, of approximately $34.5 million in connection with the proposed settlement.

Interest Income. Interest income consists primarily of interest on investments. The decrease in interest income in the 2009 third quarter compared to the 2008 third quarter was the result of reduced investments in interest bearing instruments and lower interest rates.

Interest Expense. The decrease in interest expense in the 2009 third quarter from the 2008 third quarter is due to lower interest rates on our variable rate debt, primarily on our term loan, and lower outstanding borrowings as the result of the repurchase of $44.1 million of the senior subordinated notes in the fourth quarter of 2008. We had outstanding variable-rate debt of $864 million and $623 million, after taking into consideration the impact of interest rate swaps, as of October 30, 2009 and January 30, 2009, respectively. The remainder of our outstanding indebtedness at October 30, 2009 and January 30, 2009 was fixed rate debt.

Income Taxes. The effective income tax rate for the 13-week period ended October 30, 2009 was 41.0% compared to a rate of 228.4% for the 13-week period ended October 31, 2008. The 2009 period was negatively impacted by additional expense associated with state income tax audit results while the 2008 period was negatively impacted by the non-deductible settlement of shareholder litigation related to the 2007 merger.

39 WEEKS ENDED OCTOBER 30, 2009 AND OCTOBER 31, 2008

Net Sales. The net sales increase in the 2009 year-to-date period reflects a same-store sales increase of 10.3% compared to the same period in 2008. For the 2009 period, there were 8,264 same-stores which accounted for sales of $8.32 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores. The most significant increases in sales were attributable to candy and snacks, food, health and beauty care, pet supplies and home cleaning products.

Gross Profit. The gross profit rate as a percentage of sales was 30.9% in the 2009 period compared to 29.2% in the 2008 period. Several factors contributed significantly to our gross profit rate expansion:

•

Average markups increased as a result of our improved category management processes, which are focused on improving our overall gross profit while maintaining our every day low price strategy. Increased sales volumes have contributed to our ability to reduce purchase costs from our vendors, and changes to our mix of merchandise, such as the increase in private brand items which generally represent higher gross profit rates, contributed to the increase in average markups. The increase in average markups in the 2009 period was partially offset by increases in markdowns.

•

Distribution and transportation costs decreased as a result of lower fuel costs and improved efficiencies arising from changes in our distribution processes. In addition, higher sales volumes resulted in improved cost leverage.

•

The estimated LIFO (credit) in the 2009 period was $(0.5) million compared to a LIFO provision of $31.8 million in the 2008 period reflecting a flattening of merchandise cost increases for comparable items based on our 2009 year-to-date trends and our current estimates for the 2009 fiscal year.

•

Inventory shrink, as a percentage of sales, declined.

SG&A Expenses. SG&A decreased to 23.1% as a percentage of sales in the 2009 period from 24.1% in the 2008 period, a decrease of 95 basis points, primarily attributable to leverage attained from significantly higher net sales as discussed above. As a percentage of sales, electricity, store occupancy costs decreased, and professional fees (primarily legal expenses) were lower in the 2009 period. In addition, workers’ compensation costs and general liability insurance expense decreased as a result of our continued cost reduction and safety efforts. An increase in advertising costs partially offset improvements in SG&A. The overall 8.7% increase in SG&A expense in the 2009 period compared to the 2008 period is primarily the result of amounts required to operate new stores and to support increased same-store sales levels.

Litigation Settlement and Related Costs.  Subsequent to the announcement of the 2007 merger agreement, we, along with our directors and KKR, were named in a class action lawsuit. On November 24, 2008, we, along with all defendants, reached an agreement in principle to settle this lawsuit.  In the third quarter of 2008, based on the agreement in principle, we recorded a charge, net of anticipated insurance proceeds, of approximately $34.5 million in connection with the proposed settlement.

Interest Income. Interest income consists primarily of interest on investments. The decrease in interest income in the 2009 period compared to the 2008 period was the result of reduced investments in interest bearing instruments and lower interest rates.

Interest Expense. The decrease in interest expense in the 2009 period from the 2008 period is due to lower interest rates on our variable rate debt, primarily on our term loan, and lower outstanding borrowings as the result of the repurchase of $44.1 million of the senior subordinated notes in the fourth quarter of 2008.

Income Taxes. The effective income tax rate for the 39-week period ended October 30, 2009 was 38.2% compared to a rate of 56.8% for the 39-week period ended October 31, 2008. The 2009 period benefited from a reduction in a deferred tax valuation allowance related to state income tax credits that did not occur in 2008. In addition, the 2008 period was negatively impacted by the non-deductible settlement of the shareholder litigation related to the 2007 merger.

Accounting Standards

In June 2009 the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, including us. On September 15, 2009, the effective date of this standard, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC became nonauthoritative. The adoption of this statement did not have a material effect on our financial position or results of operations.

During the second quarter of 2009 we adopted the ASC Subsequent Events Topic. The objective of this topic is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this topic did not have a material effect on our consolidated financial statements.

We adopted the additional disclosure provisions of the ASC Derivatives and Hedging Topic during the first quarter of 2009, which amended and expanded disclosure requirements related to our derivatives activities. The intent of these disclosures is to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

During the first quarter of 2009 we changed our accounting for the fair value of our nonfinancial assets and liabilities in connection with the adoption of certain provisions of the ASC Fair Value Measurements and Disclosures Topic.

In June 2009 the FASB issued a new accounting standard relating to variable interest entities. This standard amends previous standards and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, specifies updated criteria for determining the primary beneficiary, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, requires enhanced disclosures about an enterprise’s involvement in a variable interest entity, and includes other provisions. This standard will be effective as of the beginning of our first interim and annual reporting periods that begin after November 15, 2009. Earlier application is prohibited. Currently, we do not expect the impact of this standard on our consolidated financial statements to be material.

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $3.325 billion. The Credit Facilities consist of a $2.294 billion senior secured term loan facility and a senior secured asset-based revolving credit facility (“ABL Facility”). Total commitments under the ABL Facility are equal to $1.031 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. In addition to letters of credit, the ABL Facility includes borrowing capacity for short-term borrowings referred to as swingline loans.

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

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the term loan facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) as of October 30, 2009, under the ABL Facility (except in the last out tranche described above), 1.25% for LIBOR borrowings and 0.25% for base-rate borrowings; and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments at a rate of 0.375% per annum. We also must pay customary letter of credit fees.

The senior secured credit agreement for the term loan facility requires us to prepay outstanding term loans, subject to certain exceptions, with up to 50% of our annual excess cash flow (as defined in the credit agreement) which will be reduced to 25% and 0% if we achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through October 30, 2009, no prepayments have been required under the prepayment provisions listed above.

Effective September 30, 2009, we became required to repay borrowings under the term loan facility in equal quarterly principal amounts in an aggregate amount per year equal to 1% of the total funded principal amount at July 6, 2007, with the balance payable on July 6, 2014.  Through October 30, 2009, $5.8 million in prepayments have been made.

The senior secured credit agreement for the ABL Facility requires us to prepay the ABL Facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base.

We may voluntarily repay outstanding loans under the term loan or ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

At October 30, 2009, we had outstanding borrowings of $2.294 billion under our term loan, and we had no borrowings, $20.9 million of commercial letters of credit, and $86.0 million of standby letters of credit outstanding under our ABL Facility.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

As of October 30, 2009, we had $1,175.0 million aggregate principal amount of 10.625% senior notes due 2015 (the “senior notes”) outstanding, which mature on July 15, 2015, pursuant to an indenture dated as of July 6, 2007 (the “senior indenture”), and $655.9 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “senior subordinated notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture”). The senior notes and the senior subordinated notes are collectively referred to herein as the “notes.” The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures.” We may redeem some or all of the notes at redemption prices described or set forth in the indentures. During the fourth quarter of 2009 we are redeeming $195.7 million of the senior notes and $205.2 million of the senior subordinated notes, at redemption prices of 110.625% and 111.875%, respectively, in each case plus accrued and unpaid interest thereon to the redemption date, utilizing the net proceeds we received from the initial public offering of our common stock as further discussed below.

Interest on the notes is payable on January 15 and July 15 of each year. Interest on the senior notes is payable in cash. Cash interest on the senior subordinated notes accrues at a rate of 11.875% per annum, and PIK interest (as that term is defined below) accrues at a rate of 12.625% per annum. For any interest period subsequent to the initial interest period through July 15, 2011, we may elect to pay interest on the senior subordinated notes (i) in cash, (ii) by increasing the principal amount of the senior subordinated notes or issuing new senior subordinated notes (“PIK interest”) or (iii) by paying interest on half of the principal amount of the senior subordinated notes in cash interest and half in PIK interest. After July 15, 2011, all interest on the senior subordinated notes will be payable in cash. Through October 30, 2009, all interest on the senior subordinated notes has been paid in cash.

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of October 30, 2009, this ratio was 1.7 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		39-weeks ended		52-weeks ended
(in millions)	Oct. 30, 2009	Oct. 31, 2008	Oct. 30, 2009	Oct. 31, 2008	Oct. 30, 2009	Jan. 30, 2009
Net income (loss)	$75.6	$(7.3)	$252.2	$26.3	$334.1	$108.2
Add (subtract):
Interest income	(0.0)	(0.6)	(0.1)	(2.8)	(0.4)	(3.1)
Interest expense	87.6	98.4	266.7	298.7	359.9	391.9
Depreciation and amortization	59.5	58.9	182.4	174.6	242.9	235.1
Income taxes	52.5	13.0	155.7	34.5	207.4	86.2
EBITDA	275.2	162.4	856.9	531.3	1,143.9	818.3

Adjustments:
Gain on debt retirement	-	-	-	-	(3.8)	(3.8)
(Gain) loss on hedging instruments	1.0	0.3	(1.0)	0.9	(0.8)	1.1
Contingent gain on distribution center leases	-	-	-	-	(5.0)	(5.0)
Impact of markdowns related to inventory clearance activities, net of purchase accounting adjustments	(1.0)	-	(6.6)	-	(31.5)	(24.9)
Hurricane-related expenses and write-offs	-	2.0	-	2.0	0.2	2.2
Monitoring and consulting fees to affiliates	1.4	1.8	4.4	6.5	6.5	8.6
Stock option and restricted stock expense	3.3	2.7	9.4	7.2	12.2	10.0
Indirect merger-related costs	0.5	6.7	5.7	19.1	7.3	20.7
Litigation settlement and related costs	-	34.5	-	34.5	(2.5)	32.0
Other non-cash charges (including LIFO)	-	18.2	8.8	35.5	28.0	54.7
Total Adjustments	5.2	66.2	20.7	105.7	10.6	95.6

Adjusted EBITDA	$280.4	$228.6	$877.6	$637.0	$1,154.5	$913.9

Current Financial Condition / Recent Developments

On November 18, 2009, we completed the initial public offering of our common stock. We issued 22,700,000 shares in the offering and existing shareholders sold an additional 16,515,000 previously outstanding shares. The net proceeds from the offering to us of approximately $446 million have been or will be used to redeem $195.7 million aggregate principal amount of 10.625% senior notes due 2015 and $205.2 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017. Upon the completion of the offering, we terminated our monitoring agreement with KKR and Goldman, Sachs & Co., and paid a fee of approximately $63.6 million which included approximately $4.8 million directly related to the offering transaction and approximately $58.8 million to terminate the agreement in accordance with its terms. As a result of the offering and the related transactions, we will incur significant pre-tax charges in the fourth quarter of 2009, including charges relating to the redemption of the notes in the amount of approximately $51 million, fees associated with the termination of our monitoring agreement in the amount of approximately $58.8 million and charges for the acceleration of vesting of certain share-based awards in the amount of approximately $9.4 million.

On September 8, 2009, the Company’s Board of Directors declared a special dividend on our outstanding common stock of $0.7525 per share, or approximately $239.3 million in the aggregate, payable to shareholders of record as of September 8, 2009. The special dividend was paid on September 11, 2009 with cash generated from operations.

At October 30, 2009, we had total outstanding debt (including the current portion of long-term obligations) of approximately $4.13 billion. We had $924.1 million available for borrowing under the ABL Facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities if necessary, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Our inventory balance represented approximately 48% of our total assets exclusive of goodwill and other intangible assets as of October 30, 2009. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory is an important component of our efforts to increase gross margins.

We lease three of our distribution centers from lessors, which meet the definition of a variable interest entity (VIE). One of these distribution centers has been recorded as a financing obligation whereby the property and equipment are reflected in our consolidated balance sheets. The land and buildings of the other two distribution centers have been recorded as operating leases. We are not the primary beneficiary of these VIEs and, accordingly, have not included these entities in our consolidated financial statements. Other than the foregoing, we are not party to any off balance sheet arrangements.

As described in Note 7 to the condensed consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those contingencies or actions could materially and adversely affect our liquidity. We also have certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates” and in Note 4 to the condensed consolidated financial statements. Future negative developments could have a material adverse effect on our liquidity.

We may seek, from time to time, to retire the notes (as defined above) through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash flows from operating activities. Our cash flows from operating activities in the 2009 period compared to the 2008 period was positively impacted by our strong operating performance due to greater sales, higher gross margins and lower SG&A expenses as a percentage of sales, as described in more detail above under “Results of Operations.” Cash flows from operating activities in the 2009 period as compared to the 2008 period were significantly impacted by changes in working capital in general and merchandise inventories and accrued expenses and other liabilities in particular. Accrued expenses and other liabilities increased by $19.4 million in the 2009 period compared to an increase of $193.0 million in the 2008 period, with the most significant items including a $40.0 million payment in the 2009 period (which was accrued in the 2008 period) to settle a shareholder lawsuit resulting from our 2007 merger, higher bonus payouts in the 2009 period compared to the prior year period as a result of our improved 2008 operating results, and changes in income tax reserves in the 2009 and 2008 periods. Inventory levels increased by 19% overall during the 2009 period compared to a 26% overall increase during the 2008 period, which represents normal increases in advance of the Christmas selling season. Inventory levels in our four inventory categories in the 2009 period compared to the respective 2008 period were as follows: the consumables category increased 26% compared to a 31% increase; the seasonal category increased by 27% compared to a 31% increase; the home products category increased by 1% compared to an increase of 4%; and apparel declined by 2% compared to a 19% increase.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2009 period included the following approximate amounts: $76 million for improvements and upgrades to existing stores, $43 million for new stores, $23 million for administrative capital costs, $21 million for remodels and relocations of existing stores, $14 million for distribution and transportation related capital expenditures and $8 million for systems-related capital projects. During the 2009 period, we opened 386 new stores and remodeled or relocated 332 stores.

Significant components of property and equipment purchases in the 2008 period included the following approximate amounts: $99 million for improvements and upgrades to existing stores, $22 million for remodels and relocations of existing stores, $15 million for new stores, $11 million for systems-related capital projects, and $9 million for distribution and transportation-related capital expenditures.  During the 2008 period, we opened 175 new stores and remodeled or relocated 356 stores.

Purchases and sales of short-term investments of $9.9 million and $61.5 million, respectively, during the 2008 period relate primarily to our captive insurance subsidiary.

Capital expenditures for the 2009 fiscal year are projected to be approximately $275 million to $300 million. We anticipate funding our 2009 capital requirements with cash flows from operations and, if necessary, borrowings under our ABL Facility.

Cash flows from financing activities. As discussed in more detail above, we paid a dividend and related amounts of $239.7 million in the third quarter of 2009. We had no borrowings or repayments under our ABL Facility in the 2009 period, and had no borrowings and repayments of $102.5 million under this facility in the 2008 period.

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

Factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and an annual LIFO analysis whereby all SKUs are considered in the index formulation. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year and are thus subject to adjustment in the final year-end LIFO inventory valuation. We also perform interim inventory analysis for determining obsolete inventory. Our policy is to write down inventory to an LCM value based on various management assumptions including estimated markdowns and sales required to liquidate such inventory in future periods. Inventory is reviewed on a quarterly basis and adjusted as appropriate to reflect write-downs determined to be necessary.

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

Under accounting standards for goodwill and other intangible assets, we are required to test such assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting unit based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts) and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the implied fair value of goodwill would require us to allocate the estimated fair value of our reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill, which would be compared to its corresponding carrying value.

The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the third quarter of 2009 based on conditions as of the end of our second quarter. The tests indicated that no impairment was necessary. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

Property and Equipment. Property and equipment are recorded at cost. We group our assets into relatively homogeneous classes and generally provide for depreciation on a straight-line basis over the estimated average useful life of each asset class, except for leasehold improvements, which are amortized over the lesser of the applicable lease term or the estimated useful life of the asset. Certain store and warehouse fixtures, when fully depreciated, are removed from the cost and related accumulated depreciation and amortization accounts. The valuation and classification of these assets and the assignment of depreciable lives involves significant judgments and the use of estimates.

Impairment of Long-lived Assets. We review the carrying value of all long-lived assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with accounting standards for impairment or disposal of long-lived assets, we review for impairment stores open for approximately two years or more for which recent cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the estimated undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s estimated fair value. The fair value is estimated based primarily upon projected future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value in accordance with U.S.

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

Contingent Liabilities – Income Taxes. Income tax reserves are determined using the methodology established by accounting standards relating to uncertainty in income taxes. These standards require companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results.

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

For store closures (excluding those associated with a business combination) where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with accounting standards for costs associated with exit or disposal activities. Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Liabilities are established at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

Share-Based Payments. Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include an estimate of the fair value of our common stock, the term that the options are expected to be outstanding, an estimate of the volatility of our stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the dividend yield of our stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. If our estimates differ materially from actual experience, we may be required to record additional expense or reductions of expense, which could be material to our future financial results.

Fair Value Measurements. We measure fair value of assets and liabilities in accordance with applicable accounting standards, which require that fair values be determined based on the assumptions that market participants would use in pricing the asset or liability. These standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Therefore, Level 3 inputs are typically based on an entity’s own assumptions, as there is little, if any, related market activity, and thus requires the use of significant judgment and estimates.

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

Derivative Financial Instruments. We account for our derivative instruments in accordance with accounting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities, as amended and interpreted, which establish accounting and reporting requirements for such instruments and activities. These standards require that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See “Fair Value Measurements” above for a discussion of derivative valuations. Special accounting for qualifying hedges allows a derivative’s gains and losses to either offset related results on the hedged item in the statement of operations or be accumulated in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We use derivative instruments to manage our exposure to changing interest rates, primarily with interest rate swaps.

In addition to making valuation estimates, we also bear the risk that certain derivative instruments that have been designated as hedges and currently meet the strict hedge accounting requirements may not qualify in the future as “highly effective,” as defined, as well as the risk that hedged transactions in cash flow hedging relationships may no longer be considered probable to occur. Further, new interpretations and guidance related to these instruments may be issued in the future, and we cannot predict the possible impact that such guidance may have on our use of derivative instruments going forward.

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

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.

RISK FACTORS.

Except for the amended and restated or additional risks identified in “Item 1A.  Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2009, there have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 18, 2009, we completed the initial public offering (the “IPO”) of 39,215,000 shares of our common stock (the “IPO Shares”).  We sold 22,700,000 shares (the “Company Shares”) at a price to the public of $21.00 per share and a selling shareholder sold an additional 16,515,000 previously outstanding shares (the “Selling Shareholder Shares”) at a price to the public of $21.00 per share. The IPO Shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-161464).  The registration statement was declared effective by the Securities and Exchange Commission on November 12, 2009.  Citigroup Global Markets Inc., Goldman, Sachs & Co., KKR Capital Markets LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. served as joint book-running managers for the IPO.

The net proceeds to us from the sale of the Company Shares, after deducting the underwriting discount, were approximately $446 million.  The underwriters received a discount of $1.2075 per share on the Company Shares, for a total underwriting discount of approximately $27.4 million.  During the fourth quarter, the net proceeds to us from the sale of the Company Shares have been used to redeem $176.7 million aggregate principal amount of 10.625% senior notes due 2015 and $205.2 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 on November 30, 2009 at redemption prices of 110.625% and 111.875%, respectively, plus accrued and unpaid interest. On November 18, 2009, we gave 30-day notice to redeem $19.0 million additional aggregate principal amount of the senior notes at a redemption price of 110.625%, plus accrued and unpaid interest. We did not receive any proceeds from the sale by the selling shareholder of the Selling Shareholder Shares.

Affiliates of KKR Capital Markets LLC and Goldman, Sachs & Co. each have an indirect interest in more than 10% of our capital stock through their investment in Buck Holdings, L.P. and Buck Holdings, LLC, its general partner and a Delaware limited liability company controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P.   In addition, affiliates of such entities may have received a portion of the proceeds of the offering by reason of the redemption of any notes held by them.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to the terms of a Management Stockholder’s Agreement with us and Buck Holdings, L.P., certain of our shareholders agreed that shareholder action may be taken without a meeting, without prior notice and without a vote if a written consent setting forth the action taken is signed by shareholders having not less than the minimum number of votes that would be necessary to authorize the action at a meeting, and consented to the taking of any action in such manner.

On October 7, 2009, acting by written consent without a meeting in reliance upon the foregoing provisions, Buck Holdings, L.P., which at that time owned 553,400,020 shares of our common stock (or approximately 99% of our then outstanding common stock), along with certain other shareholders owning an aggregate of 640,729 shares of our common stock, voted all such shares to approve a reverse stock split by which each 1.75 shares of issued and outstanding common stock, $0.50 par value per share, was reclassified and converted into one share of common stock, $0.875 par value per share, and the par value of the remaining authorized but unissued shares of our common stock was changed from $0.50 per share to $0.875 per share. Subsequent to the reverse stock split, we had a total of 317,944,825 shares of common stock outstanding.

In addition, on October 23, 2009 we held a special meeting of our shareholders to consider the following matters:

1.

To ratify an amendment to our amended and restated charter that effected a reverse stock split by which each 1.75 shares of our issued and outstanding $0.50 par value common stock was converted into one share of $0.875 par value common stock and the par value of the remaining authorized but unissued $0.50 par value common stock was changed from $0.50 per share to $0.875 per share.

2.

To ratify the amendment to the 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (the “2007 Plan”) approved by consent of the shareholders in May 2008 that increased the number of shares of our common stock available for issuance under the 2007 Plan to 15,714,286 and further to consider approving an Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (the “A&R 2007 Plan”) that, among other things, increased the number of shares of our common stock available for issuance under the A&R 2007 Plan by 15,428,572, such that the total number of shares of our common stock available for issuance under the A&R 2007 Plan is

31,142,858 (all numbers reflected in this Item 2 have been adjusted for the reverse split referred to in Item 1).

3.

To approve an Amended and Restated Dollar General Corporation Annual Incentive Plan that provides, among other things, that the maximum bonus amount that can be payable to any one participant in respect of the applicable performance period is $5,000,000.

4.

To approve in all respects the compensation arrangements with the non-employee members of our Board of Directors, as previously recommended by the Compensation Committee of the Board of Directors and approved by our full Board of Directors.

5.

To approve a Second Amended and Restated Equity Appreciation Rights Plan, as amended from time to time (the “EARs Plan”) that provides for, among other things, the ability to allow awards under the EARs Plan to be paid in the form of cash or shares of our common stock and the acceleration of vesting and payment of certain outstanding awards under the EARs Plan.

6.

To approve our Amended and Restated Charter.

7.

To approve a Shareholders’ Agreement among the Company, Buck Holdings, L.P. and the Sponsor Shareholders (as defined therein), setting forth, among other things, certain rights concerning our board of directors and certain significant corporate transactions.

All of the 316,228,583 shares of common stock present at the meeting via proxy were voted in favor of each of the above-referenced matters.  No shares were voted against or were withheld from voting on any of the above-referenced matters, nor were there any abstentions or broker non-votes.

ITEM 5.

OTHER INFORMATION.

Our Bylaws were amended and restated as of November 18, 2009, in connection with the closing of the initial public offering of our common stock. Our Amended and Restated Bylaws (the “Bylaws”) provide that in order to nominate directors for election at an annual or special meeting of our shareholders, shareholders must provide timely notice in writing to the corporate secretary. Generally, to be timely, a shareholder's notice must be received at our principal executive offices and within the following time periods:

•

in the case of an annual meeting of shareholders, not earlier than the close of business on the 120th day and not later than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the shareholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to the date of such annual meeting and not later than the close of business on the later of the 90th day prior to the date of such annual meeting or, if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the 10th day following the day on which public announcement of the date of such meeting is first made by us; and

•

in the case of a special meeting of shareholders called for the purpose of electing directors, not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the date on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever occurs first.

In no event shall any adjournment or postponement of an annual meeting, or the announcement thereof, commence a new time period for the giving of a shareholder’s notice as described above.

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

•

the factors disclosed under “Risk Factors” in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2009; and

•

the factors disclosed elsewhere in this document (including without limitation in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”).

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

DOLLAR GENERAL CORPORATION

Date: December 10, 2009	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Charter of Dollar General Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))

4.1

Shareholders' Agreement of Dollar General Corporation, dated as of November 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))

10.1

Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its affiliates (as approved by shareholders on October 23, 2009) ((incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (file no. 333-161464))

10.2	Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (July 2007 grant group)

10.3	Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (post-July 2007 grant group)

10.4	Amended and Restated Dollar General Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (file no. 333-161464))

10.5

Form of Director Restricted Stock Unit Award Agreement in connection with restricted stock unit grants made to outside directors pursuant to the Company’s Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (file no. 333-161464))

10.6

Form of Director Stock Option Agreement in connection with option grants made to outside directors pursuant to the Company’s Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (file no. 333-161464))

10.7

Form of Director Compensation Letter between Dollar General Corporation and outside directors of Dollar General Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (file no. 333-161464))

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a).

32

Certifications of CEO and CFO under 18 U.S.C. 1350.