Form 10-K
period 2010-01-29
DOLLAR GENERAL CORP
filed 2010-03-31
CIK 29534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2010

Commission file number: 001-11421

DOLLAR GENERAL CORPORATION
(Exact name of registrant as specified in its charter)

TENNESSEE (State or other jurisdiction of incorporation or organization)	61-0502302 (I.R.S. Employer Identification No.)

100 MISSION RIDGE
GOODLETTSVILLE, TN 37072
(Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (615) 855-4000

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of the exchange on which registered
Common Stock, par value $0.875 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate fair market value of the registrant's common stock outstanding and held by non-affiliates as of July 31, 2009 was $10,484,239, all of which was owned by employees of the registrant and not traded on a public market at that time. For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

         The registrant had 340,816,996 shares of common stock outstanding as of March 22, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on June 3, 2010.

 INTRODUCTION

General

        This report contains references to years 2010, 2009, 2008, 2007, 2006 and 2005, which represent fiscal years ending or ended January 28, 2011, January 29, 2010, January 30, 2009, February 1, 2008, February 2, 2007 and February 3, 2006, respectively. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

        Solely for convenience, our trademarks and tradenames referred to in this document may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Forward-Looking Statements

        "Forward-looking statements" within the meaning of the federal securities laws are included throughout this report, particularly under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," among others. You can identify these statements because they are not solely statements of historical fact or they use words such as "may," "will," "should," "believe," "anticipate," "project," "plan," "expect," "estimate," "objective," "forecast," "goal," "potential," "opportunity," "intend," "will likely result," or "will continue" and similar expressions that concern our strategy, plans, intentions or expectations. For example, all statements relating to our estimated and projected earnings, costs, expenditures, cash flows and financial results, our plans, objectives and expectations for future operations, growth or initiatives, or the expected outcome or impact of pending or threatened litigation are forward-looking statements.

        All forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the impact of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements are disclosed under "Risk Factors" in Part I, Item 1A and elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading "Critical Accounting Policies and Estimates"). All written and oral forward-looking statements we make in the future are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate all of our forward-looking statements in the context of these risks and uncertainties.

        The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

 PART I

ITEM 1.    BUSINESS

General

        We are the largest discount retailer in the United States by number of stores, with 8,877 stores located in 35 states as of February 26, 2010, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumables, seasonal, home products and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our merchandise at everyday low prices (typically $10 or less) through our convenient small-box (approximately 7,100 square feet) locations.

Our History

        J.L. Turner founded our Company in 1939 as J.L. Turner and Son, Wholesale. We were incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc. in 1955, when we opened our first Dollar General store. We changed our name to Dollar General Corporation in 1968 and reincorporated in 1998 as a Tennessee corporation. Our common stock was publicly traded from 1968 until July 2007, when we merged with an entity controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P., or KKR. On November 13, 2009 our common stock again became publicly traded upon our completion of an initial public offering of 39,215,000 shares of our common stock, including 22,700,000 newly issued shares. We are a subsidiary of Buck Holdings, L.P., a Delaware limited partnership controlled by KKR, which beneficially owns over 85% of our outstanding common stock.

Our Business Model

        Our long history of profitable growth is founded on a commitment to a relatively simple business model: providing a broad base of customers with their basic everyday and household needs, supplemented with a variety of general merchandise items, at everyday low prices in conveniently located, small-box stores.

        Fiscal year 2009 represented our 20th consecutive year of same-store sales growth. This growth, regardless of economic conditions, suggests that we have a less cyclical model than most retailers and, we believe, is a result of our compelling value and convenience proposition. Both customer traffic and average transaction amount have increased during 2008 and 2009 despite a very difficult economic environment, and our research indicates that in excess of 95% of new and existing customers plan to continue shopping with us after the economy recovers.

        Our attractive store economics, including a relatively low initial investment and simple, low cost operating model, have allowed us to grow our store base to over 8,800 stores in 35 states, and provides us significant opportunities to continue our strategy of profitable store growth.

        Compelling Value and Convenience Proposition.    Our ability to deliver highly competitive prices on national brand and quality private brand products in convenient locations and our easy in and out shopping format provide a compelling shopping experience and distinguish us from other discount, convenience and drugstore retailers. Our slogan, "Save time. Save money. Every day!" summarizes our appeal to customers. We believe our ability to effectively deliver both value and convenience allows us to succeed in small markets with limited shopping alternatives, as well as to profitably coexist alongside larger retailers in more competitive markets. Our compelling value and convenience proposition is evidenced by the following attributes of our business model:

  •
  Convenient Locations.  Our stores are conveniently located in a variety of rural, suburban and urban communities, currently with more than 60% serving communities with populations of less than 20,000. In more densely populated areas, our small-box stores typically serve the closely surrounding neighborhoods. The majority of our customers live within three to five miles, or a 10-minute drive, of our stores. Our close proximity to customers drives customer loyalty and trip frequency and makes us an attractive alternative to large discount and other large-box retail and grocery stores which are often located farther away. Our low cost economic model enables us to serve many areas with fewer than 2,000 households.

  •
  Time-Saving Shopping Experience.  We also provide customers with a highly convenient shopping experience. Our stores' smaller size allows us to locate parking near the front entrance and offers quick store navigation. Significant work to upgrade our in-store shopping experience and improve shopping efficiency over the past two years include improved signage and product adjacencies, better organized and stocked shelves, efforts to unclutter aisles and emphasizing the use of shopping carts. We attempt to adjust our store operating hours to meet the needs of our customers. Our product offering includes most necessities, such as basic packaged and refrigerated food and dairy products, cleaning supplies, paper products, and health and beauty care items, as well as greeting cards, party supplies, apparel, housewares, hardware and automotive supplies, among others. This broad offering allows our customers to fulfill their routine shopping needs and minimizes their need to shop elsewhere.

  •
  Everyday Low Prices on Quality Merchandise.  Our research indicates that we offer a price advantage over most food and drug retailers and that our prices are highly competitive with even the largest discount retailers. Our ability to offer everyday low prices on quality merchandise is supported by our low-cost operating structure and our strategy to maintain a limited number of stock keeping units ("SKUs") per category, which we believe helps us maintain strong purchasing power. In Dollar General stores, most items are priced below $10, with approximately 25% at $1 or less. We offer quality national brands at these everyday low prices in addition to offering our own comparable quality private brands at value prices.

        Attractive Store Economics.    The traditional Dollar General store size, design and location requires minimal initial investment and low maintenance capital expenditures. Our typical locations involve a modest, no-frills building design, which helps keep our rental and other fixed overhead costs relatively low. When coupled with our new stores' ability to generally deliver positive cash flow in the first year, this low capital expenditure requirement typically results in pay back of capital in less than two years. Moreover, the financial performance of our recently-opened stores appears to be outpacing many of our existing stores, which we believe is a result of significant enhancements in recent years to our market analysis, real estate site selection, new store approval processes and new store marketing program.

        Our lean store staffing model contributes to our relatively low operating costs and efficient store operations.

        Substantial Growth Opportunities.    We believe we have substantial growth opportunities through both improved profitability of existing stores and new store openings. We are pursuing a number of initiatives to drive same-store sales growth, increase gross margins and reduce operating costs, which should continue to improve the profitability of our existing store base. In addition, we have identified significant opportunities to add new stores in both existing and new markets. We believe we have the long-term potential in the U.S. to more than double our existing store base while maintaining or improving our return on capital. See "Our Growth Strategy" for additional details.

        Experienced Management Team.    Our experienced senior management team has an average of 25 years of retail experience. Eight senior executives (Senior Vice President or higher) with significant retail experience, in addition to numerous executives at the Vice President level, have joined the Dollar General management team since our 2007 merger. These executives are primarily in merchandising, distribution and transportation functions, as well as key support roles including store development, human resources, finance and information technology. This expanded team, including veteran Dollar General leaders, has demonstrated strong leadership capabilities and has made significant progress in developing and implementing world-class retailing processes at Dollar General.

Our Growth Strategy

        We believe we have the right strategy and execution capabilities to capitalize on the considerable growth opportunities afforded by our business model. We derive our growth from three distinct sources, including increasing store sales, expanding operating profit rates and growing our store base.

        Increasing Sales.    We believe the combination of our necessity-driven product mix and our attractive value proposition, including a well-balanced merchandising approach, provide a strong basis for increased sales. Our average sales per square foot increased to $195 in 2009 from $180 in 2008 and $165 in 2007. We believe we will continue to have additional opportunities to increase our store productivity through continued improvements in space utilization, better in-stock positions and additional operating and merchandising initiatives, including:

  •
  New products and categories.  We have redefined our product line review processes significantly over the past two years, aiding our efforts to identify areas for new product expansion and to more quickly identify and eliminate underperforming items, resulting in substantial sales increases.

  •
  Improved space utilization.  We intend to continue to expand product offerings and increase sales per square foot through improved space utilization, including increased shelf height, efficient utilization of floor and shelf space and improved product adjacencies.

  •
  Improved execution in home, apparel and seasonal.  Most of our recent merchandising focus and changes have centered on consumables which have demonstrated strong sales growth as a result. Our current merchandising management team has significant experience in basic consumer trends, merchandise presentation, pricing and managing end-of-season sell-through and has begun to intensify our focus on the apparel, home and seasonal categories.

  •
  Improving store standards and operating hours.  We are continuing to define and improve our store standards and to adjust our store hours to better enhance our customers' experience. We believe that these improvements will continue to increase customer traffic and average transaction amount.

  •
  Expanding our loyal customer base.  Our research indicates that over 85% of our customers have shopped at Dollar General for over two years, indicating that we have a highly loyal customer base. In addition, our most recent surveys indicate that our retention rate of new customers has increased significantly over the past year, with approximately 94% of these customers indicating that they plan to continue shopping in our stores with either the same or increased frequency. We believe that our merchandising and operating initiatives will result in increased traffic and sales and will continue to drive growth in our customer base.

  •
  Remodels and Relocations.  We believe we have significant opportunities available for our relocation and remodel programs, which will further drive sales growth.

        Expanding Operating Profit Rate.    Another key component of our growth strategy is improving our operating profit rate through enhanced gross profit and expense reduction initiatives. Our financial results during 2008 and 2009 reflect the favorable outcome of many of these initiatives, and we believe that we can build on our recent strong financial results by continuing to enhance these initiatives which include:

  •
  Merchandising.  We continue to improve the overall profitability of our merchandising decisions. Our category management processes have resulted in improved product selection and pricing decisions, contributing to our improved gross profit margins. We plan to expand our category management processes, with the intent of positively impacting our overall sales and operating profit rates.

  •
  Sourcing.  In 2009, we imported approximately $629 million of goods, or 8% of total purchases at cost. We believe we have the potential to directly source a larger portion of our products at significant savings to current costs. We are currently increasing our direct foreign sourcing efforts, which we believe offer significant opportunity for gross profit enhancement in the future.

  •
  Private brand.  Improving the consistency, quality, appearance and breadth of our private brand offerings has yielded increased penetration over the past two years, and we intend to continue to drive our private brand penetration going forward. Generally, private brand items have higher gross profit margins than similar national brand items. Our private brand program complements our model of offering customers nationally branded merchandise at everyday low prices. Since 2007, we have added approximately 700 net new private brand items, predominantly in consumables, increasing our total number of such items to approximately 1,300 SKUs. As a percentage of consumables sales, we increased private brand penetration from approximately 17% in 2007 to approximately 21% in 2009. We expect to expand on these efforts in the future in addition to greatly increasing the role of private brands in our non-consumable offerings.

  •
  Inventory shrink rate reduction.  The reduction in shrink rate since 2007 has played a key role in increasing our gross profit margin. The reduction is the result of the focus and relentless efforts of our field management team and the introduction of improved indicator metrics at the stores, in conjunction with improved hiring and training practices, and lower store manager turnover. We continue to improve and automate our shrink indicator tools, and we believe we have opportunity for further shrink improvement.

  •
  Other cost reduction efforts.  We continually look for ways to improve our cost structure and enhance efficiencies throughout the organization. Significant current cost reduction efforts include implementing additional safety measures to further reduce workers' compensation and general liability insurance costs, identifying additional efficiencies in distribution and transportation, labor productivity initiatives, continuing our store rent reduction work, implementing more energy management tools and programs, expanding our recycling efforts and improving employee retention.

        Growing Our Store Base.    Based on a detailed, market-by-market analysis, we believe we have significant potential to increase our number of stores in existing and new markets. Our recent market analysis suggests there are as many as 12,000 opportunities, the majority of which are located in the 35 states where we currently operate. Also included are significant opportunities to open stores in new markets, most notably in states on the Pacific coast and in certain areas of the Northeast. Based on the initial successes of our 2008 and 2009 new store openings, we have confidence in our real estate disciplines and in our ability to identify, open and operate successful new stores. As a result, we believe that at least our present level of new store growth is sustainable for the foreseeable future. In addition, we also believe that in the current real estate market environment there may be opportunities to negotiate lower rent and construction costs and to improve the overall quality of our sites at attractive rental rates, increasing our opportunity to improve profitability.

Our Merchandise

        We offer a focused assortment of everyday necessities, which drive frequent customer visits, and key items in a broad range of general merchandise categories. Our product assortment provides the opportunity for our customers to address most of their basic shopping needs with one trip. We sell high quality national brands from leading manufacturers such as Procter & Gamble, Kimberly Clark, Unilever, Kellogg's, General Mills, Nabisco, Coca-Cola and PepsiCo, which are typically found at higher retail prices elsewhere. Additionally, our private brand selections offer consumers even greater value with options to purchase entry price point items and national brand equivalent products at substantial discounts to the national brand.

        Our stores generally offer approximately 10,000 to 12,000 total SKUs per store. The number of SKUs in a given store can vary based upon the store's size, geographic location, merchandising initiatives, seasonality, and other factors. Most of our products are priced at $10 or less, with approximately 25% at $1 or less.

        We separate our merchandise into the following categories:

        Consumables is our largest category and includes the following:

  •
  Paper and cleaning:  Paper towels, bath tissue, paper dinnerware, trash and storage bags, laundry and other home cleaning supplies. National manufacturers and brands include Procter & Gamble, Kimberly Clark, Unilever, Tide, Clorox, Hefty and others. Our private brands include DG homeTM and Smart & SimpleTM.

  •
  Food:  Packaged food and perishables. National brands include Kellogg's, General Mills, Nabisco, Campbell's and others. Our private brand is Clover ValleyTM. We also carry quality regional brands of milk, eggs and other perishable items.

  •
  Beverages and snacks:  Beverages, candy and snacks. National brands include Coke, Pepsi, Hershey, Frito-Lay and others. Our private brands include Clover Valley and Sweet SmilesTM.

  •
  Health and beauty:  Health aids, over-the-counter medicines and personal care products. National brands include Tylenol, Prilosec, Olay, Covergirl, Johnson & Johnson, Pantene and others. Our private brands include DG healthTM and DG bodyTM. Additionally, we are the only retailer that carries the full line of Rexall-branded vitamins and supplements.

  •
  Pet:  Pet supplies. National brands include Alpo, Purina, Pedigree, Milkbone and others. Our private brands are EverPetTM and EverPet BasicsTM.

        Seasonal:    Seasonal products include decorations, toys, batteries, small electronics, greeting cards, stationery, prepaid cell phones and accessories, gardening supplies, hardware, automotive and home office supplies. National brands include Mead stationery, Bic lighters, Crayola and Miracle Gro potting soil. Our private brands are DG officeTM, and Holiday StyleTM. Additional private brands include True Living OutdoorsTM and True Living KidsTM.

        Home Products:    Home products includes kitchen supplies, cookware, small appliances, light bulbs, storage containers, frames, candles, craft supplies and bed and bath soft goods. National brands include General Electric small appliances and Sterilite storage containers. Our private brands include DG home and True Living.

        Apparel:    Apparel includes casual everyday apparel for infants, toddlers, girls, boys, women and men, as well as socks, underwear, disposable diapers, shoes and accessories. Our private brands are DG babyTM, and Open TrailsTM. We hold an exclusive license to Bobbie Brooks clothing. We also hold a license to the Fisher Price brand for certain items of children's clothing.

        The percentage of net sales of each of our four categories of merchandise for the periods indicated below was as follows:

	2009	2008	2007
Consumables	70.8%	69.3%	66.5%
Seasonal	14.5%	14.6%	15.9%
Home products	7.4%	8.2%	9.2%
Apparel	7.3%	7.9%	8.4%

        Our home products and seasonal categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

        The average Dollar General store has approximately 7,100 square feet of selling space and is typically operated by a manager, an assistant manager and three or more sales clerks. Approximately 55% of our stores are in freestanding buildings, 43% in strip shopping centers and 2% are in downtown buildings. Most of our customers live within three miles, or a 10 minute drive, of our stores. Our store strategy features low initial capital expenditures, limited maintenance capital, low occupancy and operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and investment returns. A typical new store in 2009 required approximately $230,000 of equipment, fixtures and initial inventory, net of payables.

        We generally have not encountered difficulty locating suitable store sites in the past. Given the size of the communities that we are targeting, we believe that there is ample opportunity for new store growth in existing and new markets. In addition, the current real estate market is providing an opportunity for us to access higher quality sites at lower rates than in recent years. Also, we believe we have significant opportunities available for our relocation and remodel programs. Remodeled stores require approximately $65,000 for equipment and fixtures while the cost of relocations is approximately $110,000 for equipment, fixtures and additional inventory, net of payables. We have increased the combined number of remodeled and relocated stores to 450 in 2009 as compared to 404 in 2008 and 300 in 2007.

        Our recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed(a)	Net Store Increase/(Decrease)	Stores at End of Year
2007	8,229	365	400	(35)	8,194
2008	8,194	207	39	168	8,362
2009	8,362	500	34	466	8,828

(a)
Includes 275 stores closed in 2007 as a result of certain strategic initiatives.

Our Customers

        Our customers seek value and convenience. Depending on their financial situation and geographic proximity, customers rely on Dollar General for varying levels of their basic needs, including fill-in shopping, periodic routine trips to stock up on household items, and weekly or more frequent trips to meet most of the customer's essential needs. Our convenient locations, time-saving shopping experience and everyday low prices on quality merchandise make our stores a compelling alternative for purchasing everyday needs. In the last year, we have seen increases in the annual number of shopping trips that our existing customer makes to Dollar General as well as the amount spent during each trip.

In addition, we believe that our value proposition is attracting customers from a wide range of income brackets and life stages and that those customers are planning to continue shopping with us for the foreseeable future.

        In 2008, we engaged Nielsen to assist us in updating our proprietary customer research in an effort to better understand our customers, their purchasing habits and preferences. The results of this study indicate that our highest frequency and highest spending customers, comprising approximately 50% of our sales, are those for whom low prices and value are critical to their everyday shopping decisions. In August of 2009, we updated this study with a customer survey designed to give us insight into recent changes in our customer base. The results of this survey indicate that, while the description of our core customer remains the same, our stores are now attracting customers who had not shopped at our stores previously because of their perception of image or quality. In addition, the percentage of shoppers classified as one-stop shoppers has increased. We believe that recent additions to our merchandise offering, improvements to store operations and expansion of operating hours, along with our consistent value proposition, are resonating well with our existing customers and have been critical to our success in attracting and retaining new customers. Based on additional proprietary survey results, management believes that in excess of 95% of our current customers expect to shop our stores with the same or greater frequency after the economy improves.

        Based on Nielsen Homescan Panel estimates of Dollar General shoppers, we estimate that only 41% of the population in our trade areas, defined as the counties in which we have stores, has shopped at Dollar General in the past year. We believe that the remaining 59% represents an opportunity to grow our customer base. We are striving to continue to improve on the quality, selection and pricing of our merchandise and upgrade our store standards in order to attract and retain increasing numbers and demographics of customers.

Our Suppliers

        We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand name merchandise, such as Procter & Gamble, Kimberly Clark, Unilever, Kellogg's, General Mills, Nabisco, Coca-Cola and PepsiCo. Despite our broad offering, we maintain only a limited number of SKUs per category, giving us a pricing advantage in dealing with our suppliers. Approximately 9% and 6% of our purchases in 2009 were from our largest and second largest suppliers, respectively. Our private brands rely upon a diversified supplier base. We directly imported approximately 8% of our purchases at cost (13% of our purchases at retail) in 2009. Our vendor arrangements generally provide for payment for such merchandise in U.S. dollars.

        We have not experienced any difficulty in obtaining sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we would be able to obtain alternative sources without experiencing a substantial disruption of our business.

Distribution, Transportation and Inventory Management

        Our stores are supported by nine distribution centers located strategically throughout our geographic footprint. Of these nine, we lease three and own the other six. We lease additional temporary warehouse space as necessary to support our distribution needs. We believe that our distribution network is well-positioned to support our planned growth for the near future. Over the past few years we have made significant investments in facilities, technological improvements and upgrades, and we continue to improve work processes, all of which increase our efficiency and ability to support our merchandising and operations initiatives as well as our new store growth. We continually analyze and rebalance the network to ensure that it remains efficient and provides the service our stores require. See "—Properties" for additional information pertaining to our distribution centers.

        In addition, we have actively sought to improve our inventory turns, and we believe that there remains opportunity for improvement. Initiatives along this front have included reducing excess inventory in stores and better inventory tracking. We turned our inventory approximately 5.3 times over the most recent four quarters

Seasonality

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

        The following table reflects the seasonality of net sales, gross profit, and net income (loss) by quarter for each of the quarters of our three most recent fiscal years. All of the quarters reflected below are comprised of 13 weeks (see note (d) regarding results for the second quarter of 2007).

(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended January 29, 2010
Net sales	$2,779.9	$2,901.9	$2,928.8	$3,185.8
Gross profit	855.4	906.0	903.1	1,025.4
Net income (loss)(a)	83.0	93.6	75.6	87.2
Year Ended January 30, 2009
Net sales	2,403.5	2,609.4	2,598.9	2,845.8
Gross profit	693.1	758.0	772.3	837.7
Net income (loss)(b)	5.9	27.7	(7.3)	81.9
Year Ended February 1, 2008
Net sales	2,275.3	(d)	2,312.8	2,559.6
Gross profit(c)	633.1	(d)	646.8	740.4
Net income (loss)(c)	34.9	(d)	(33.0)	55.4

(a)
Includes expenses, net of income taxes, of $82.9 million related to our initial public offering during the fourth quarter of 2009.

(b)
Includes expenses, net of income taxes, of $37.4 million related to the settlement of a shareholder lawsuit during the third quarter of 2008.

(c)
Reflects the impact of certain strategic real estate and inventory management initiatives during 2007.

(d)
Our 2007 merger with Buck Acquisition Corp. ("BAC"), an entity controlled by KKR, was completed during the second quarter of 2007. Net sales, Gross profit, and Net income (loss) were $1,648.5, $438.5 and $(42.9), respectively, for the Predecessor period from May 5, 2007 to July 6, 2007, and were $699.1, $184.7 and $(27.2), respectively, for the Successor period from March 6, 2007 to August 3, 2007. For comparison purposes, these Successor results include the results of operations for BAC for the period prior to the merger from March 6, 2007 (its formation) through July 6, 2007 (reflecting the change in fair value of interest rate swaps).

Our Competition

        We operate in the basic consumer packaged goods market, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors include Family Dollar, Dollar Tree, Fred's, 99 Cents Only and various local, independent operators as well as Walmart, Walgreens, CVS, Rite Aid, Target and Costco, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do.

        We differentiate ourselves from other forms of retailing by offering consistently low prices in a convenient, small-store format. We believe that our prices are competitive due in part to our low cost operating structure and the relatively limited assortment of products offered. Historically, we have minimized labor by offering fewer price points and a reliance on simple merchandise presentation. Purchasing large volumes of merchandise within our focused assortment in each merchandise category allows us to keep our average costs low, contributing to our ability to offer competitive everyday low prices to our customers. See "—Our Business Model" above for further discussion of our competitive situation.

Our Employees

        As of February 26, 2010, we employed approximately 79,800 full-time and part-time employees, including divisional and regional managers, district managers, store managers and distribution center and administrative personnel. We have increasingly focused on recruiting, training, motivating and retaining employees, and we believe that the quality, performance and morale of our employees have increased as a result. We currently are not a party to any collective bargaining agreements.

Our Trademarks

        We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including without limitation the trademarks Dollar General®, Dollar General Market®, Clover Valley®, DG®, DG Guarantee® and the Dollar General price point designs, along with variations and formatives of these trademarks as well as certain other trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

        We also hold licenses to use various trademarks owned by third parties, including without limitation an exclusive license to the Bobbie Brooks brand for clothing through March 31, 2011, with the option to renew it on a year-to-year basis, and a license to the Fisher Price brand for certain items of children's clothing through December 31, 2010.

Available Information

        Our Web site address is www.dollargeneral.com. We file with or furnish to the Securities and Exchange Commission (the "SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. These documents are available free of charge to investors on or through the Investor Information portion of our Web site as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at

100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as Dollar General, that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

ITEM 1A.    RISK FACTORS

        Investing in our securities involves a degree of risk. Persons buying our securities should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In addition, the risks described below are not the only risks we face. Our business, financial condition or results of operations could also be adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. In any such case, the trading price of our securities could decline or we may not be able to make payments of principal and interest on our outstanding debt, and you may lose all or part of your original investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.

         The fact that we have substantial debt could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or to react to changes in the economy or our industry.

        We have substantial debt, including a $1.964 billion senior secured term loan facility which matures on July 6, 2014, $979.3 million aggregate principal amount of 10.625% senior notes due 2015 and $450.7 million aggregate principal amount of 11.875% / 12.625% senior subordinated toggle notes due 2017. This debt could have important negative consequences to our business, including:

  •
  increasing the difficulty of our ability to make payments on our outstanding debt;

  •
  increasing our vulnerability to general economic and industry conditions because our debt payment obligations may limit our ability to use our cash to respond to or defend against changes in the industry or the economy;

  •
  requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities or pay dividends;

  •
  limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

  •
  limiting our ability to pursue our growth strategy; and

  •
  placing us at a disadvantage compared to our competitors who are less highly leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions.

         Our variable rate debt exposes us to interest rate risk which could adversely affect our cash flow.

        The borrowings under the term loan facility and the senior secured asset-based revolving credit facility of up to $1.031 billion, subject to borrowing base availability, which matures July 6, 2013, which, together with the term loan facility, comprise our credit facilities, bear interest at variable rates. Other debt we incur also could be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have entered and may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

         Our debt agreements contain restrictions that may limit our flexibility in operating our business.

        Our credit facilities and the indentures governing our notes contain various covenants that may limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:

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

        A breach of any of these covenants could result in a default under the agreement governing such indebtedness. Upon our failure to maintain compliance with these covenants, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit thereunder. If the lenders under such indebtedness accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our other indebtedness, including our outstanding notes. We have pledged a significant portion of our assets as collateral under our credit facilities. If we were unable to repay those amounts, the lenders under our credit facilities could proceed against the collateral granted to them to secure that indebtedness. Additional borrowings under the senior secured asset-based revolving credit facility will, if excess availability under that facility is less than a certain amount, be subject to the satisfaction of a specified financial ratio. Accordingly, our ability to access the full availability under our senior secured asset-based revolving credit facility may be constrained. Our ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio and other covenants.

         The current recession and general economic factors may adversely affect our financial performance and other aspects of our business.

        We believe that many of our customers are on fixed or low incomes and generally have limited discretionary spending dollars. A further slowdown in the economy or other economic conditions affecting disposable consumer income, such as increased unemployment levels, inflation, increases in fuel or other energy costs and interest rates, lack of available credit and further erosion in consumer confidence, may adversely affect our business by reducing those customers' spending or by causing them to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. Many of those factors, as well as commodity rates, transportation costs, costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, changes in other laws and regulations and other economic factors, also affect our cost of goods sold and our selling, general and administrative expenses, which may adversely affect our sales or profitability. We have limited or no ability to control such factors.

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

        We have had, and expect to continue to have, initiatives (such as those relating to marketing, merchandising, promotions, sourcing, shrink, private brand, store operations and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition and to achieve our financial plans. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation, particularly in light of the diverse geographic locations of our stores and the fact that our field management is so decentralized. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management's estimates could adversely affect our results of operations and financial condition.

         Risks associated with or faced by the domestic and foreign suppliers from whom our products are sourced could adversely affect our financial performance.

        The products we sell are sourced from a wide variety of domestic and international suppliers. In fact, our largest supplier accounted for only 9% of our purchases in 2009, and our next largest supplier accounted for approximately 6% of such purchases. Nonetheless, if a supplier fails to deliver on key commitments, we could experience merchandise shortages that could lead to lost sales.

        We directly imported approximately 8% of our purchases (measured at cost) in 2009, but many of our domestic vendors directly import their products or components of their products. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers' failure to meet our supplier standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes), the availability and cost of raw materials to suppliers, merchandise quality or safety issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import are beyond our control and could have negative implications for us. Because a substantial amount of our imported merchandise comes from China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. In addition, the United States' foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. Disruptions due to labor stoppages, strikes or slowdowns, or other disruptions involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase.

         Product liability and food safety claims could adversely affect our business, reputation and financial performance.

        Despite our best efforts to ensure the quality and safety of the products we sell, we may be subject to product liability claims from customers or penalties from government agencies relating to products, including food products, that are recalled, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products must comply with applicable product and food safety laws. We generally seek contractual indemnification and insurance coverage from our suppliers. However, if we do not have adequate insurance or contractual indemnification available, such claims could have a material adverse effect on our business, financial condition and results of operation. Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers' lack of understanding of U.S. product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

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

        Our business is subject to numerous federal, state and local laws and regulations. We routinely incur costs in complying with these regulations. New laws or regulations, particularly those dealing with healthcare reform, product safety, and labor and employment, among others, or changes in existing laws and regulations, particularly those governing the sale of products, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. In addition, such changes or new laws may require the write off and disposal of existing product inventory, resulting in significant adverse financial impact to us. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, in addition to reputational damage.

         Litigation may adversely affect our business, financial condition and results of operations.

        Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The number of employment-related class actions filed each year has continued to increase, and recent changes and proposed changes in Federal and state laws may cause claims to rise even more. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See "Item 3. Legal Proceedings" for further details regarding certain of these pending matters.

         Failure to attract and retain qualified employees, particularly field, store and distribution center managers, and to control labor costs, as well as other labor issues, could adversely affect our financial performance.

        Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover such as field managers and distribution center managers. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, we are evaluating the potential future impact of recently enacted comprehensive healthcare reform legislation, which will likely cause our healthcare costs to increase. Our ability to pass along labor costs to our customers is constrained by our low price model.

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

         A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

        We rely on our ability to replenish depleted inventory in our stores through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea and truck. Unexpected delays in those deliveries or increases in transportation costs (including through increased fuel costs) could significantly decrease our ability to make sales and earn profits. In addition, labor shortages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business.

         Our cash flows from operations may be negatively affected if we are not successful in managing our inventory balances.

        Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers' demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. While our inventory turns have improved and we continue to focus on ways to reduce these risks, we cannot assure you that we will continue to be efficient and successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

         Our planned future growth will be impeded, which would adversely affect sales, if we cannot open new stores on schedule.

        Our growth is dependent on both increases in sales in existing stores and the ability to open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations and other factors discussed in these Risk Factors. Our ability to timely open new stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the absence of occupancy delays; the ability to negotiate acceptable lease terms; the ability to hire and train new personnel, especially store managers in a cost effective manner; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. In addition, many of these factors affect our ability to successfully relocate stores. Many of these factors are beyond our control. In addition, our credit ratings combined with tighter lending practices have made it more challenging for our real estate developers to obtain favorable loan terms and conditions for our build-to-suit stores. These unfavorable lending trends could impact the timing of our store openings and materially adversely affect our ability to open build-to-suit stores in desirable locations.

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

        Some of our new stores may be located in areas where we have little or no meaningful experience or brand recognition. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets.

        Many of our new stores will be located in areas where we have existing units. Although we have experience in these markets, increasing the number of locations in these markets may result in inadvertent over-saturation of markets and temporarily or permanently divert customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

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

        The retail business is highly competitive. We operate in the basic consumer packaged goods market, which is competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. This competitive environment subjects us to the risk of adverse impact to our financial performance because of the lower prices, and thus the lower margins, required to maintain our competitive position. Also, companies operating in the basic consumer packaged goods market (due to customer demographics and other factors) may have limited ability to increase prices in response to increased costs (including, but not limited to, vendor price increases). This limitation may adversely affect our margins and financial performance. We compete for customers, employees, store sites, products and services and in other important aspects of our business with many other local, regional and national retailers. We compete with retailers operating discount, mass merchandise, outlet, warehouse club, grocery, drug, convenience, variety and other specialty stores. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements with suppliers than we can. These other competitors compete in a variety of ways, including aggressive promotional activities, merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. If we fail to respond effectively to competitive pressures and changes in the retail markets, it could adversely affect our financial performance.

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

         Natural disasters (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks, terrorist acts, and global political events could cause permanent or temporary distribution center or store closures, impair our ability to purchase, receive or replenish inventory, or decrease customer traffic, all of which could result in lost sales and otherwise adversely affect our financial performance.

        The occurrence of one or more natural disasters, such as hurricanes, fires, floods, and earthquakes (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our operations and financial performance. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

         Material damage to, or interruptions to, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

        We depend on a variety of information technology systems for the efficient functioning of our business. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. Damage or interruption to our computer systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruptions may have a material adverse effect on our business or results of operations.

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

        Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers' compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. In addition, we are evaluating the potential future impact of recently enacted comprehensive healthcare reform legislation, which will likely cause our healthcare costs to increase. Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for property losses up to the amount of our deductibles. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

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

         Kohlberg Kravis Roberts & Co., L.P. ("KKR"), certain affiliates of Goldman, Sachs & Co. (the "GS Investors"), and other equity co-investors (collectively, the "Investors") have significant influence over us, including control over decisions that require the approval of shareholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

        We are controlled by the Investors. The Investors have an indirect interest in over 85% of our outstanding common stock through their investment in Buck Holdings, L.P. In addition, the Investors have the ability to elect our entire Board of Directors. As a result, the Investors have control over our decisions to enter into any corporate transaction and the ability to prevent any transaction that requires shareholder approval regardless of whether others believe that the transaction is in our best interests. As long as the Investors continue to have an indirect interest in a majority of our outstanding common stock, they will have the ability to control the vote in any election of directors. In addition, pursuant to a shareholders' agreement that we entered into with Buck Holdings, L.P., KKR and the GS Investors, KKR has a consent right over certain significant corporate actions and KKR and the GS Investors have certain rights to appoint directors to our Board and its committees.

        The Investors are also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investors may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investors, or other funds controlled by or associated with the Investors, continue to indirectly own a significant amount of our outstanding common stock, even if such amount is less than 50%, the Investors will continue to be able to strongly influence or effectively control our decisions. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

         If we, the Investors or other significant shareholders sell shares of our common stock, the market price of our common stock could decline.

        The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate. As of January 29, 2010, we had approximately 340.6 million shares of common stock outstanding, of which less than 15% were freely tradable on the New York Stock Exchange.

        Pursuant to shareholders agreements, we have granted the Investors the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act of 1933, as amended, covering resales of our common stock held by them or to piggyback on a registration statement in certain circumstances. Certain members of management hold similar piggyback registration rights. Collectively, these shares represent approximately 88% of our outstanding common stock. To the extent that such registration rights are exercised, the resulting sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to decline. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of February 26, 2010, we operated 8,877 retail stores located in 35 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	488	Nebraska	80
Arizona	54	New Jersey	34
Arkansas	246	New Mexico	45
Colorado	22	New York	238
Delaware	25	North Carolina	510
Florida	456	Ohio	486
Georgia	502	Oklahoma	289
Illinois	330	Pennsylvania	409
Indiana	336	South Carolina	353
Iowa	170	South Dakota	12
Kansas	162	Tennessee	455
Kentucky	330	Texas	1,016
Louisiana	353	Utah	9
Maryland	65	Vermont	8
Michigan	250	Virginia	256
Minnesota	16	West Virginia	161
Mississippi	286	Wisconsin	89
Missouri	336

        Most of our stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. Many stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10-15 years with multiple renewal options. We also have stores subject to shorter-term leases (usually with initial or current terms of three to five years), and many of these leases have multiple renewal options as well. In recent years, an increasing percentage of our new stores have been subject to build-to-suit arrangements, including approximately 79% of our new stores in 2009.

        As of February 26, 2010, we operated nine distribution centers, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, KY	1959	720,000	997
Ardmore, OK	1994	1,310,000	1,364
South Boston, VA	1997	1,250,000	850
Indianola, MS	1998	820,000	754
Fulton, MO	1999	1,150,000	1,190
Alachua, FL	2000	980,000	859
Zanesville, OH	2001	1,170,000	1,189
Jonesville, SC	2005	1,120,000	800
Marion, IN	2006	1,110,000	874

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

ITEM 3.    LEGAL PROCEEDINGS

        The information contained in Note 9 to the consolidated financial statements under the heading "Legal proceedings" contained in Part II, Item 8 of this report is incorporated herein by this reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our current executive officers as of March 29, 2010 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position
Richard W. Dreiling	56	Chairman and Chief Executive Officer
David M. Tehle	53	Executive Vice President and Chief Financial Officer
Kathleen R. Guion	58	Executive Vice President, Division President, Store Operations and Store Development
Todd Vasos	48	Executive Vice President, Division President and Chief Merchandising Officer
John W. Flanigan	58	Executive Vice President, Global Supply Chain
Susan S. Lanigan	47	Executive Vice President and General Counsel
Robert D. Ravener	51	Executive Vice President and Chief People Officer
Anita C. Elliott	45	Senior Vice President and Controller

        Mr. Dreiling joined Dollar General in January 2008 as Chief Executive Officer and a member of our Board. He was appointed Chairman of the Board on December 2, 2008. Prior to joining Dollar General, Mr. Dreiling served as Chief Executive Officer, President and a director of Duane Reade Holdings, Inc. and Duane Reade Inc., the largest drugstore chain in New York City, from November 2005 until January 2008 and as Chairman of the Board of Duane Reade from March 2007 until January 2008. Mr. Dreiling previously served as Executive Vice President—Chief Operating Officer of Longs Drug Stores Corporation, an operator of a chain of retail drug stores on the West Coast and Hawaii, since March 2005, after having joined Longs in July 2003 as Executive Vice President and Chief Operations Officer. From 2000 to 2003, Mr. Dreiling served as Executive Vice President—Marketing, Manufacturing and Distribution at Safeway, Inc., a food and drug retailer. Prior to that, Mr. Dreiling served from 1998 to 2000 as President of Vons, a Southern California food and drug division of Safeway.

        Mr. Tehle joined Dollar General in June 2004 as Executive Vice President and Chief Financial Officer. He served from 1997 to June 2004 as Executive Vice President and Chief Financial Officer of Haggar Corporation, a manufacturing, marketing and retail corporation. From 1996 to 1997, he was Vice President of Finance for a division of The Stanley Works, one of the world's largest manufacturers of tools, and from 1993 to 1996, he was Vice President and Chief Financial Officer of Hat Brands, Inc., a hat manufacturer. Earlier in his career, Mr. Tehle served in a variety of financial-related roles at Ryder System, Inc. and Texas Instruments. Mr. Tehle currently serves as a director of Jack in the Box, Inc.

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

        Mr. Flanigan joined Dollar General as Senior Vice President, Global Supply Chain, in May 2008. He was promoted to Executive Vice President in March 2010. He has 25 years of management experience in retail logistics. Prior to joining Dollar General, he was group vice president of logistics and distribution for Longs Drug Stores Corporation from October 2005 to April 2008. In this role, he was responsible for overseeing warehousing, inbound and outbound transportation and facility maintenance to service over 500 retail outlets. From September 2001 to October 2005 he served as the Vice President of Logistics for Safeway Inc. where he oversaw distribution of food products from

Safeway distribution centers to all retail outlets, inbound traffic and transportation. He also held distribution and logistics leadership positions at Vons—a Safeway company, Specialized Distribution Management Inc., and Crum & Crum Logistics.

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

        Mr. Ravener joined Dollar General as Senior Vice President and Chief People Officer in August 2008. He was promoted to Executive Vice President in March 2010. Prior to joining Dollar General, he served in human resources executive roles with Starbucks Coffee Company from September 2005 until August 2008 as the Senior Vice President of U.S. Partner Resources and, prior to that, as the Vice President, Partner Resources—Eastern Division. As the Senior Vice President of U.S. Partner Resources at Starbucks, Mr. Ravener oversaw all aspects of human resources activity for more than 10,000 stores. Prior to serving at Starbucks, Mr. Ravener held Vice President of Human Resources roles for The Home Depot's Store Support Center and a domestic field division from April 2003 to September 2005. Mr. Ravener also served in executive roles in both human resources and operations at Footstar, Inc. and roles of increasing leadership at PepsiCo.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol "DG." Prior to the initial public offering of our common stock ("IPO") on November 13, 2009, there was no established public trading market for our common stock after our merger that occurred on July 6, 2007. The range of the high and low sales prices of our common stock during our fourth quarter of fiscal 2009, as reported in the consolidated transaction reporting system, were $24.90 (high) and $21.75 (low). Our stock price at the close of the market on March 22, 2010, was $25.01. There were approximately 466 shareholders of record of our common stock as of March 22, 2010.

Dividends

        We have not declared or paid recurring dividends since prior to our 2007 merger. However, prior to our IPO, on September 8, 2009, our Board of Directors declared a special dividend on our outstanding common stock of approximately $239.3 million in the aggregate. The special dividend was paid on September 11, 2009 to shareholders of record on September 8, 2009 with cash generated from operations. We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our Credit Facilities and in the indentures governing our outstanding 10.625% senior notes due 2015 (the "Senior Notes") and 11.875%/12.625% senior subordinated toggle notes due 2017 (the "Senior Subordinated Notes" and, collectively with the Senior Notes, the "Notes"). See "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report for a description of restrictions on our ability to pay dividends.

Use of Proceeds

        On November 18, 2009, we completed the IPO of 39,215,000 shares of our common stock (the "IPO Shares"). We sold 22,700,000 shares (the "Company Shares") at a price to the public of $21.00 per share and a selling shareholder sold an additional 16,515,000 previously outstanding shares (the "Selling Shareholder Shares") at a price to the public of $21.00 per share. The IPO Shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-161464). The registration statement was declared effective by the Securities and Exchange Commission on November 12, 2009. Citigroup Global Markets Inc., Goldman, Sachs & Co., KKR Capital Markets LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. served as joint book-running managers for the IPO.

        The net proceeds to us from the sale of the Company Shares, after deducting the underwriting discount of approximately $27.4 million and additional offering-related expenses then reasonably estimated at $3.3 million, were approximately $446.0 million. The offering-related expenses include those of the selling shareholder which we were required to pay under the terms of the registration rights agreement. Of the approximately $27.4 million of underwriting discounts, approximately $6.0 million was provided to each of (a) KKR Capital Markets LLC; (b) Goldman, Sachs & Co.; and (c) Citigroup Global Markets Inc. We used the net proceeds to us from the sale of the Company Shares as follows: (1) $229.6 million of the net proceeds was applied to redeem $205.2 million in aggregate principal amount of our Senior Subordinated Notes at a redemption price of 111.875% and (2) the remaining $216.5 million of the net proceeds was applied to redeem $195.7 million in aggregate principal amount of our Senior Notes at a redemption price of 110.625%. Each such redemption was made pursuant to a provision of the applicable indenture that permitted us to redeem up to 35% of the aggregate principal amount of such Notes with the net cash proceeds of certain equity offerings. In each case, we paid accrued and unpaid interest on the Notes through the redemption date with cash generated from operations. Some of the underwriters or their affiliates may have received part of the proceeds of the offering by reason of the redemption of Notes held by them. We did not receive any proceeds from the sale by the selling shareholder of the Selling Shareholder Shares.

        Affiliates of KKR Capital Markets LLC and Goldman, Sachs & Co. each have an indirect interest in more than 10% of our capital stock through their investment in Buck Holdings, L.P. and Buck Holdings, LLC, its general partner and a Delaware limited liability company controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P.

Issuer Purchases of Equity Securities

        The following table contains information regarding purchases of our common stock made during the quarter ended January 29, 2010 by or on behalf of Dollar General or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/31/09 - 11/30/09	185,375	$22.55	—	—
12/01/09 - 12/31/09	5,487	$12.87	—	—
01/01/10 - 01/29/10	1,525	$23.84	—	—
Total	192,387	$22.28	—	—

(a)
Represents 185,375 shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock, 5,487 shares repurchased from employees pursuant to the terms of management stockholder's agreements, and 1,525 shares accepted in lieu of cash to pay employee exercise price in connection with stock options exercise.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of operations data and statement of cash flows data for the fiscal years or periods, as applicable, ended January 29, 2010, January 30, 2009, February 1, 2008 and July 6, 2007, and balance sheet data as of January 29, 2010 and January 30, 2009 have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended February 2, 2007 and February 3, 2006 and balance sheet data as of February 1, 2008, February 2, 2007 and February 3, 2006 presented in this table have been derived from audited consolidated financial statements not included in this report.

        On July 6, 2007, we completed a merger (the "Merger") and, as a result, we are a subsidiary of a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. As a result of the Merger of the Company and Buck Acquisition Corp. ("BAC"), the related purchase accounting adjustments, and a new basis of accounting beginning on July 7, 2007, the 2007 financial reporting periods presented below include the Predecessor period of the Company reflecting 22 weeks of operating results from February 3, 2007 to July 6, 2007 and 30 weeks of operating results for the Successor period, reflecting the Merger from July 7, 2007 to February 1, 2008. BAC's results of operations for the period from March 6, 2007 to July 6, 2007 (prior to the Merger on July 6, 2007) are also included in the consolidated financial statements for the 2007 Successor period described above, as a result of certain derivative financial instruments entered into by BAC prior to the Merger. Other than these financial instruments, BAC had no assets, liabilities, or operations prior to the Merger. The 2006 and 2005 fiscal years presented reflect the Predecessor.

        Due to the significance of the Merger and related transactions that occurred in 2007, the 2009, 2008 and 2007 Successor financial information is not comparable to that of the Predecessor periods presented in the accompanying table.

        The information set forth below should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

	Successor			Predecessor
	Year Ended		March 6, 2007 through February 1, 2008(1)(2)	February 3, 2007 through July 6, 2007(2)	Year Ended
(Amounts in millions, excluding per share data, number of stores, selling square feet, and net sales per square foot)	January 29, 2010	January 30, 2009			February 2, 2007(2)	February 3, 2006(3)
Statement of Operations Data:
Net sales	$11,796.4	$10,457.7	$5,571.5	$3,923.8	$9,169.8	$8,582.2
Cost of goods sold	8,106.5	7,396.6	3,999.6	2,852.2	6,801.6	6,117.4

Gross profit	3,689.9	3,061.1	1,571.9	1,071.6	2,368.2	2,464.8
Selling, general and administrative	2,736.6	2,448.6	1,324.5	960.9	2,119.9	1,903.0
Litigation settlement and related costs, net	—	32.0	—	—	—	—
Transaction and related costs	—	—	1.2	101.4	—	—

Operating profit	953.3	580.5	246.1	9.2	248.3	561.9
Interest income	(0.1)	(3.1)	(3.8)	(5.0)	(7.0)	(9.0)
Interest expense	345.7	391.9	252.9	10.3	34.9	26.2
Other (income) expense	55.5	(2.8)	3.6	—	—	—

Income (loss) before income taxes	552.1	194.4	(6.6)	4.0	220.4	544.6
Income tax expense (benefit)	212.7	86.2	(1.8)	12.0	82.4	194.5

Net income (loss)	$339.4	$108.2	$(4.8)	$(8.0)	$137.9	$350.2

Earnings per share—basic	$1.05	$0.34	$(0.02)
Earnings per share—diluted	1.04	0.34	(0.02)
Dividends per share	0.7525	—	—
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$668.6	$575.2	$239.6	$201.9	$405.4	$555.5
Investing activities	(248.0)	(152.6)	(6,848.4)	(66.9)	(282.0)	(264.4)
Financing activities	(576.5)	(144.8)	6,709.0	25.3	(134.7)	(323.3)
Total capital expenditures	(250.7)	(205.5)	(83.6)	(56.2)	(261.5)	(284.1)
Other Financial and Operating Data:
Same store sales growth(4)	9.5%	9.0%	1.9%	2.6%	3.3%	2.2%
Same store sales(4)	$11,356.5	$10,118.5	$5,264.2	$3,656.6	$8,327.2	$7,555.8
Number of stores included in same store sales calculation	8,324	8,153	7,735	7,655	7,627	7,186
Number of stores (at period end)	8,828	8,362	8,194	8,205	8,229	7,929
Selling square feet (in thousands at period end)	62,494	58,803	57,376	57,379	57,299	54,753
Net sales per square foot(5)	$194.8	$179.7	$165.4	$163.9	$162.6	$159.8
Consumables sales	70.8%	69.3%	66.4%	66.7%	65.7%	65.3%
Seasonal sales	14.5%	14.6%	16.3%	15.4%	16.4%	15.7%
Home products sales	7.4%	8.2%	9.1%	9.2%	10.0%	10.6%
Apparel sales	7.3%	7.9%	8.2%	8.7%	7.9%	8.4%
Rent expense	$428.6	$389.6	$214.5	$150.2	$343.9	$312.3
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$222.1	$378.0	$119.8		$219.2	$209.5
Total assets	8,863.5	8,889.2	8,656.4		3,040.5	2,980.3
Total debt	3,403.4	4,137.1	4,282.0		270.0	278.7
Total shareholders' equity	3,390.3	2,831.7	2,703.9		1,745.7	1,720.8

(1)
Includes the results of BAC for the period prior to the Merger with and into Dollar General Corporation from March 6, 2007 (the date of BAC's formation) through July 6, 2007 and the post-Merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008.

(2)
Includes the effects of certain strategic merchandising and real estate initiatives that resulted in the closing of approximately 460 stores and changes in the Company's inventory management model which resulted in greater inventory markdowns than in previous years.

(3)
The fiscal year ended February 3, 2006 was comprised of 53 weeks.

(4)
Same-store sales are calculated based upon stores that were open at least 13 full fiscal months and remain open at the end of the reporting period. The Company excludes the sales in the 53rd week of a 53-week year from the same-store sales calculation.

(5)
Net sales per square foot was calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of the Company's three interim fiscal quarters. For the period from February 3, 2007 through July 6, 2007, average selling square footage was calculated using the average square footage as of July 6, 2007 and as of the end of each of the four preceding quarters. For the fiscal year ended February 3, 2006, net sales per square foot was calculated based on 52 weeks' sales.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. It also should be read in conjunction with the Forward-Looking Statements/Risk Factors disclosures set forth in the Introduction and in Item 1A of this report, respectively.

Executive Overview

        We are the largest discount retailer in the United States by number of stores, with 8,877 stores located in 35 states as of February 26, 2010, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

        On July 6, 2007, we completed a merger and, as a result, we are a subsidiary of Buck Holdings, L.P. ("Buck"), a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P. (collectively, "KKR"). The membership interests of Buck and Buck Holdings, LLC ("Buck LLC"), the general partner of Buck, are held by a private investor group, including affiliates of each of KKR and Goldman, Sachs & Co. and other equity investors (collectively, the "Investors") The merger consideration was funded through the use of our available cash, cash equity contributions from the Investors, equity contributions of certain members of our management and certain debt financings discussed below under "Liquidity and Capital Resources." On November 13, 2009, we completed an initial public offering of approximately 39.2 million shares, including 22.7 million newly issued shares and approximately 16.5 million outstanding shares sold by a selling shareholder.

        The customers we serve are value-conscious, and Dollar General has always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, over the past two years, we have been operating in an environment with heightened economic challenges and uncertainties. Consumers are facing very high rates of unemployment, fluctuating food, gasoline and energy costs, rising medical costs, and a continued weakness in housing and credit markets, and the timetable for economic recovery is uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, our 2009 and 2008 financial results were strong, and we remain optimistic with regard to executing our operating priorities in 2010.

        At the beginning of 2008, we defined four operating priorities, which we remain keenly focused on executing. These priorities are: 1) drive productive sales growth, 2) increase our gross margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand Dollar General's culture of serving others.

        Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. We have enhanced our category management processes, allowing us to continue expanding our consumables offerings while also improving profitability, by adding more productive items and eliminating unproductive items. We are utilizing the space in our stores more productively by raising the height of our merchandise fixtures and implementing more consistent space planning. In addition, we are making significant progress in defining and improving our store standards with a goal of developing a consistent look and feel across all stores. We are targeting both new and existing customers with our improved advertising circulars, and over the past two years we have opportunistically extended our store hours for our customers' convenience. Finally, we believe we have significant potential to grow sales through new store growth in both existing and new markets. We opened 500 new stores in fiscal 2009 and plan to open approximately 600 new stores in fiscal 2010.

        Our second priority is to increase gross profit through category management, shrink reduction, distribution efficiencies, an improved pricing model, the expansion of private brand offerings and increased foreign sourcing. We made good progress through each of these initiatives in 2008 and 2009, reporting our highest gross profit rate in the last 25 years in 2009. Under new leadership, our merchandising team has been successful in our efforts to upgrade our merchandise selection to better serve our customers, while managing our everyday low price strategy. We constantly review our pricing strategy and work diligently to minimize vendor cost increases. Merchandise cost increases subsided in 2009 after a challenging year in 2008. We are focused on sales of private brand consumables, which generally have higher gross profit rates than national brands, while we continue to offer a wide variety of national brands to ensure an optimal mix of product offerings for our customers. Inventory shrink declined again in 2009 as we further implemented exception-based shrink detection tools and improved employee training. Higher sales volumes and lower average fuel costs, as well as our continued efforts to increase efficiencies, contributed to our ability to leverage transportation and distribution costs in 2009.

        Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extract costs that do not affect the customer experience. Examples of cost reduction initiatives in 2009 include the reduction of workers' compensation expense through a focus on safety, the improvement of energy management in the stores through forward purchase contracts as well as the installation of energy management systems and increased preventive maintenance, and the reduction of waste management costs through recycling of cardboard. In addition, our real estate team has had success in negotiating lease renewals which will benefit us in 2010 and forward. We plan to further our efforts on these and other cost reduction initiatives in 2010. However, on March 23, 2010, the President signed into law comprehensive healthcare reform legislation. This legislation is not expected to have a material effect on our consolidated financial statements in fiscal 2010, but its future impact on our financial statements remains uncertain. With regard to information technology, we are focusing our resources on improving systems to create greater efficiencies in retail store operations and merchandising.

        Our fourth priority is to strengthen and expand Dollar General's culture of serving others. For customers this means helping them "Save time. Save money. Every day!" by providing clean, well-stocked stores with quality products at low prices. For employees, this means creating an environment that attracts and retains key employees throughout the organization. For the public, this means giving back to our store communities. For shareholders, this means meeting their expectations of an efficiently and profitably run organization that operates with compassion and integrity.

        For the year ended January 29, 2010, our continued focus on these four priorities resulted in improved financial performance over the year ended January 30, 2009 in each of our key financial metrics, as follows. Basis points, as referred to below, are equal to 0.01 percent of total sales.

  •
  Total sales in fiscal 2009 increased 12.8 percent over 2008. Sales in same-stores increased 9.5 percent, following a strong 9.0 percent increase in 2008. Customer traffic and average transaction amount increased in both 2008 and 2009. Average sales per square foot for all stores in 2009 were approximately $195, up from $180 in 2008. Sales increases of consumable products, up 15.3 percent, continued to outpace our more discretionary categories, likely the result of both our merchandising initiatives and the negative effect of the economy on consumer discretionary spending. However, we are strongly encouraged by the 12.5 percent sales increase in our seasonal category.

  •
  Gross profit, as a percentage of sales, was 31.3 percent in 2009, an increase of 201 basis points, over 2008. A reduced LIFO impact accounted for 44 basis points of this improvement. The remainder of the improvement was primarily attributable to increased purchase markups, net of increased markdowns, resulting from significantly increased volume, which enabled us to lower our average costs from vendors, and the impact of our comprehensive category management enhancements, including the expansion of our private brands. In addition, lower average fuel costs, improved distribution efficiencies, and continued inventory shrink reduction, as a percent of sales, contributed to our gross profit rate improvement in 2009.

  •
  SG&A, as a percentage of sales, for fiscal 2009 was 23.2 percent, or 21 basis points lower than in 2008. SG&A in 2009 includes incremental expenses of $68.3 million, or 58 basis points, resulting from costs related to our initial public offering. Our increased sales levels favorably impacted the SG&A percentage, with the most significant impact on store occupancy costs, including rent and utilities. We continued to significantly reduce our workers' compensation expense through safety initiatives implemented over the last several years, and we further reduced our store energy usage. In addition, legal expenses were lower in 2009, primarily as a result of legal costs related to a shareholder litigation settlement in 2008.

  •
  Interest expense decreased by $46.2 million in 2009 to $345.7 million, primarily as the result of lower average outstanding long-term obligations and lower interest rates on our term loan. Net proceeds from our initial public offering and excess cash were utilized in our fiscal 2009 fourth quarter to voluntarily reduce long-term obligations by $725.9 million. Other non-operating expenses include charges totaling $55.3 million resulting from these repurchases. At the end of fiscal 2009, our total outstanding long-term obligations were $3.40 billion compared to $4.14 billion at the end of fiscal 2008.

  •
  We reported net income of $339.4 million, or $1.04 per diluted share, for fiscal 2009. This compares to net income of $108.2 million, or $0.34 per diluted share, in 2008. Charges resulting from the termination of our sponsor advisory agreement, the acceleration of certain equity-based compensation and the repurchase of long-term obligations, related to or resulting from our initial public offering, reduced 2009 net income by $82.9 million, or $0.26 per diluted share.

  •
  We generated approximately $668.6 million of cash flows from operating activities in 2009, an increase of 16.2 percent over 2008. In addition to utilizing our cash to support our capital expenditures and repurchase long-term obligations, we paid a dividend to our shareholders of $239.3 million in September 2009.

  •
  During 2009, we opened 500 new stores, remodeled or relocated 450 stores, and closed 34 stores, resulting in a store count of 8,828 on January 29, 2010. In addition, we made good progress during the year in our efforts to better utilize existing square footage and to upgrade the appearance of our stores.

        In 2010, we plan to continue to focus on these four key operating priorities. We will continue to refine and improve our store standards in order to increase sales, focusing on achieving a consistent look and feel across the chain. We have begun and will continue to measure customer satisfaction which will allow us to identify areas needing improvement. We expect to continue the process of raising the height of our merchandise fixtures, allowing us to better utilize our store square footage. As part of our overall category management processes, we plan to further expand our private brand consumables offerings and to continue to upgrade the selection, quality and presentation of our private brand offerings in our apparel, seasonal and home categories, and we expect a greater impact on gross margin from our foreign sourcing efforts in 2010.

        We now have improved processes and tools in place to assist us in our ongoing inventory shrink reduction efforts, and we will continue to increase our utilization of information supplied by these analytical and monitoring tools to improve on our recent successes.

        With regard to leveraging information technology and process improvements to reduce costs, we will continue to focus on making improvements that benefit our merchandising and operations efforts, including item profitability analysis, merchandise selection and allocation and labor scheduling. In 2009, we completed the installation of back office computers in all of our stores, which we will utilize to improve reporting and communications with the stores and, consequently, we believe will assist in improving store productivity. We also will complete the rollout of a new voice pick system in our distribution centers, allowing our distribution associates to communicate with warehouse software systems using speech recognition, which we expect to further improve our efficiencies in 2010.

        Finally, we are very pleased with the performance of our 2009 new stores, remodels and relocations, and in 2010 we plan to increase our new store openings to 600 stores within the 35 states in which we currently operate, and to increase our number of remodels or relocations to an additional 500 stores. With regard to planned new store openings, our criteria are based on numerous factors including, among other things, availability of appropriate sites, expected sales, lease terms, population demographics, competition, and the employment environment. We use various real estate site selection tools to determine target markets and optimum site locations within those markets. With respect to store relocations, we begin to evaluate a store for relocation opportunities approximately 18 months prior to the store's lease expiration using the same basic tools and criteria as those used for new stores. Remodels, which require a much smaller investment, are determined based on the need, the opportunity for sales improvement at the location and an expectation of a desirable return on investment.

        Key Financial Metrics.    We have identified the following as our most critical financial metrics for 2010:

  •
  Same-store sales growth;

  •
  Sales per square foot;

  •
  Gross profit, as a percentage of sales;

  •
  Operating profit;

  •
  Inventory turnover;

  •
  Cash flow;

  •
  Net income;

  •
  Earnings per share;

  •
  Earnings before interest, income taxes, depreciation and amortization; and

  •
  Return on invested capital.

        Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year periods as compared with the prior year periods.

Results of Operations

        Accounting Periods.    The following text contains references to years 2009, 2008, and 2007, which represent fiscal years ended January 29, 2010, January 30, 2009, and February 1, 2008, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2009 and 2008 were 52-week accounting periods.

        As discussed above, we completed a merger transaction on July 6, 2007, and therefore the 2007 presentation includes the 22-week Predecessor period of Dollar General Corporation through July 6, 2007, reflecting the historical basis of accounting prior to our 2007 merger, and a 30-week Successor period, reflecting the impact of the business combination and associated purchase price allocation of the merger of Dollar General Corporation and Buck Acquisition Corp. ("BAC"), from July 7, 2007 to February 1, 2008. BAC was formed on March 6, 2007, and its results of operations prior to our 2007 merger, which related solely to interest rate swaps entered into in anticipation of the merger, are included in the 2007 Successor results of operations. Except for the discussion of net sales, which were not impacted by the 2007 merger, transactions relating to or resulting from the 2007 merger are discussed separately.

        Seasonality.    The nature of our business is seasonal to a certain extent. Primarily because of sales of holiday-related merchandise, sales in our fourth quarter (November, December and January) have historically been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses and, to a greater extent, operating profit vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

        The following table contains results of operations data for fiscal years 2009 and 2008 and the dollar and percentage variances among those years, as well as the 2007 pro forma, Successor and Predecessor periods.

	Successor					Predecessor	Pro Forma
(amounts in millions, except per share amounts)	2009	2008	Amount Change	% Change	2007(a)	2007(b)	2007
Net sales by category:
Consumables	$8,356.4	$7,248.4	$1,108.0	15.3%	$3,701.7	$2,615.1	$6,316.8
% of net sales	70.84%	69.31%			66.44%	66.65%	66.53%
Seasonal	1,711.5	1,521.5	190.0	12.5	908.3	604.9	1,513.2
% of net sales	14.51%	14.55%			16.30%	15.42%	15.94%
Home products	869.8	862.2	7.5	0.9	507.0	362.7	869.8
% of net sales	7.37%	8.24%			9.10%	9.24%	9.16%
Apparel	858.8	825.6	33.2	4.0	454.4	341.0	795.4
% of net sales	7.28%	7.89%			8.16%	8.69%	8.38%

Net sales	$11,796.4	$10,457.7	$1,338.7	12.8%	$5,571.5	$3,923.8	$9,495.2
Cost of goods sold	8,106.5	7,396.6	709.9	9.6	3,999.6	2,852.2	6,852.5
% of net sales	68.72%	70.73%			71.79%	72.69%	72.17%

Gross profit	3,689.9	3,061.1	628.8	20.5	1,571.9	1,071.6	2,642.8
% of net sales	31.28%	29.27%			28.21%	27.31%	27.83%
Selling, general and administrative expenses	2,736.6	2,448.6	288.0	11.8	1,324.5	960.9	2,310.9
% of net sales	23.20%	23.41%			23.77%	24.49%	24.34%
Litigation settlement and related costs, net	—	32.0	(32.0)	—	—	—	—
% of net sales	—	0.31%			—	—	—
Transaction and related costs	—	—	—	—	1.2	101.4	1.2
% of net sales	—	—			0.02%	2.58%	0.01%

Operating profit	953.3	580.5	372.8	64.2	246.1	9.2	330.6
% of net sales	8.08%	5.55%			4.42%	0.24%	3.48%
Interest income	(0.1)	(3.1)	2.9	(95.3)	(3.8)	(5.0)	(8.8)
% of net sales	(0.00)%	(0.03)%			(0.07)%	(0.13)%	(0.09)%
Interest expense	345.7	391.9	(46.2)	(11.8)	252.9	10.3	436.7
% of net sales	2.93%	3.75%			4.54%	0.26%	4.60%
Other (income) expense	55.5	(2.8)	58.3	—	3.6	—	3.6
% of net sales	0.47%	(0.03)%			0.07%	—	0.04%

Income (loss) before income taxes	552.1	194.4	357.7	184.0	(6.6)	4.0	(100.9)
% of net sales	4.68%	1.86%			(0.12)%	0.10%	(1.06)%
Income taxes	212.7	86.2	126.5	146.7	(1.8)	12.0	(42.9)
% of net sales	1.80%	0.82%			(0.03)%	0.31%	(0.45)%

Net income (loss)	$339.4	$108.2	$231.3	213.8%	$(4.8)	$(8.0)	$(57.9)
% of net sales	2.88%	1.03%			(0.09)%	(0.20)%	(0.61)%

Diluted earnings per share	$1.04	$0.34	$0.70	205.9%	$(0.02)

(a)
Includes the results of operations of BAC for the period prior to its merger with and into Dollar General Corporation from March 6, 2007 (the date of BAC's formation) through July 6, 2007 (reflecting the change in fair value of interest rate swaps), and the post-merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008.

(b)
Includes the pre-merger results of Dollar General Corporation for the period from February 3, 2007 through July 6, 2007.

        The following discussion of our financial performance also includes supplemental unaudited pro forma condensed consolidated financial information for 2007. Because the 2007 merger occurred during our 2007 second quarter, we believe this information aids in the comparison between the years presented. The pro forma information does not purport to represent what our results of operations would have been had the 2007 merger and related transactions actually occurred at the beginning of the year indicated, and they do not purport to project our results of operations or financial condition for any future period. See "Unaudited Pro Forma Condensed Consolidated Financial Information" below.

        Net Sales.    The net sales increase in 2009 reflects a same-store sales increase of 9.5% compared to 2008. Same-stores include stores that have been open for 13 months and remain open at the end of the reporting period. For 2009, there were 8,324 same-stores which accounted for sales of $11.36 billion. The remainder of the increase in sales in 2009 was attributable to new stores, partially offset by sales from closed stores. The strong increase in sales reflects the results of our various initiatives implemented throughout 2008 and 2009, including the impact of improved store standards, the expansion of our merchandise offerings, including significant enhancements to our convenience food and beverages and health and beauty products, in addition to improved utilization of square footage, extended store hours and improved marketing efforts. In 2009, we continued the transformation of our private brand products as further discussed above in the Executive Overview.

        The net sales increase in 2008 reflects a same-store sales increase of 9.0% compared to 2007. For 2008, there were 8,153 same-stores which accounted for sales of $10.12 billion. There were no purchase accounting or other adjustments to net sales as a result of our 2007 merger, therefore, the 2007 net sales and other amounts presented related to 2007 net sales are calculated using the 2007 52-week fiscal year. The remainder of the increase in sales in 2008 was attributable to new stores, partially offset by sales from closed stores. The increase in sales of consumables reflects the various initiatives implemented in 2008, including the impact of improved store standards, the expansion of convenience food and beverage offerings, improved utilization of square footage and extended store hours. The majority of our merchandising efforts in 2008 related to the consumables category, including planogram resets and increased emphasis on private brand products.

        Of our four major merchandise categories, the consumables category has grown most significantly over the past several years. Although this category generally has a lower gross profit rate than the other three categories, as discussed below, we were able to increase our overall gross profit rate in both 2009 and 2008. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate. Maintaining an appropriate sales mix is an integral part of achieving our gross profit and sales goals. Both the number of customer transactions and average transaction amount increased in 2009 and 2008, and we believe that our stores have benefited to some degree from attracting new customers who are seeking value as a result of the current economic environment.

        Gross Profit.    The gross profit rate as a percentage of sales was 31.3% in 2009 compared to 29.3% in 2008. Factors contributing to the increase in the 2009 gross profit rate include increased markups resulting primarily from higher purchase markups, partially offset by increased markdowns. In addition, our increased sales volumes have contributed to our ability to reduce purchase costs from our vendors. Transportation and distribution costs decreased for the year driven by lower fuel costs as well as the impact of cost reduction initiatives. Higher sales volumes and productivity initiatives also contributed to improved leverage of our distribution costs. In addition, inventory shrinkage as a percentage of sales declined in 2009 from 2008, contributing to our gross profit rate improvement. Finally, in 2009, we recorded a LIFO benefit of $2.5 million, reflecting a flattening of merchandise costs in 2009 further described below, compared to a LIFO provision of $43.9 million in 2008.

        The gross profit rate as a percentage of sales was 29.3% in 2008 compared to 28.2% in the 2007 Successor period, 27.3% in the 2007 Predecessor period, and 27.8% for pro forma 2007. Factors contributing to the increase in the 2008 gross profit rate include a lower inventory shrink rate; lower promotional markdowns; improved leverage on distribution and transportation costs; and improved markups related to changes resulting from the outcome of pricing analysis, our ability to react more quickly to product cost changes and diligent vendor negotiations. In January 2009, we marked down merchandise as the result of a late 2008 change in the interpretation of the phthalates provision of the Consumer Product Safety Improvement Act of 2008 resulting in a charge of $8.6 million. Also in 2008, we faced increased commodity cost pressures mainly related to food and pet products which were driven by rising fruit and vegetable prices and freight costs. Increases in petroleum, resin, metals, pulp and other raw material commodity driven costs also resulted in multiple product cost increases. Related to these commodity cost increases, we recorded a LIFO expense of $43.9 million in 2008, compared to the LIFO provision recorded in the 2007 Successor period of $6.1 million.

        Selling, General and Administrative ("SG&A") Expense.    SG&A, as a percentage of sales, was 23.2% in 2009 compared to 23.4% in 2008, representing an improvement of 21 basis points. SG&A in the 2009 period included expenses related to the completion of our initial public offering totaling $68.3 million, or 58 basis points, including $58.8 million relating to the termination of an advisory agreement among us, KKR and Goldman, Sachs & Co. and $9.4 million resulting from the acceleration of certain equity based compensation. Our increased sales levels favorably impacted SG&A, as a percentage of sales, with the most significant impact on store occupancy costs, including rent and utilities. Our cost of utilities, as a percentage of sales, was further reduced by energy savings resulting from our store energy management initiatives, including forward purchase contracts, increased preventive maintenance and the installation of energy management systems in substantially all of our new and relocated stores. In addition, we continued to significantly reduce our workers' compensation expense through safety initiatives implemented over the last several years, and legal expenses were lower in 2009 than 2008, which included expenses incurred in connection with a shareholder litigation settlement in 2008 relating to our 2007 merger.

        SG&A expense as a percentage of sales decreased to 23.4% in 2008, compared to 23.8% and 24.5% in the 2007 Successor and Predecessor periods, respectively. The more significant items resulting in the decrease in 2008 compared to the 2007 periods include: approximately $9.0 million and $45.0 million in the 2007 Successor and Predecessor periods, respectively (including $2.4 million and $4.1 million, respectively, also included in advertising costs discussed below) related to the closing of stores and changes in our inventory strategy; a $12.0 million loss in the 2007 Successor period compared to a $5.0 million gain in 2008 relating to potential losses on distribution center leases; advertising costs of $27.8 million in 2008 compared to $23.6 million and $17.3 million in the 2007 Successor and Predecessor periods, respectively; and decreases in workers compensation and other insurance-related costs compared to the 2007 periods. These decreases were partially offset by an increase in incentive compensation and related payroll taxes in 2008 compared to the 2007 periods due to improved overall financial performance, increased amortization of leasehold intangibles capitalized in connection with the revaluation of assets at the date of our 2007 merger, and an increase in professional fees in 2008 compared to the 2007 periods primarily reflecting legal expenses related to shareholder litigation.

        SG&A decreased to 23.4% in 2008 compared to 24.3% in pro forma 2007. The more significant items resulting in the decrease from the 2007 pro forma results include: $54.0 million of costs in pro forma 2007 SG&A relating to the closing of stores and the implementation of new inventory strategies; a $12.0 million loss in the 2007 pro forma period compared to a $5.0 million gain in 2008 relating to possible losses on distribution center leases; and decreases in workers compensation and other insurance-related costs in 2008 of $10.4 million compared to the 2007 pro forma period. These decreases were partially offset by an increase in incentive compensation and related payroll taxes of

$42.0 million in 2008 compared to pro forma 2007 due to improved overall financial performance and an increase in professional fees in 2008 of $10.4 million compared to pro forma 2007 primarily reflecting legal expenses related to shareholder litigation.

        Litigation Settlement and Related Costs, Net.    The $32.0 million in 2008 represents the settlement of a class action lawsuit filed in response to our 2007 merger, and includes the $40.0 million settlement plus related expenses of $2.0 million, net of $10.0 million of insurance proceeds received in the fourth quarter of 2008.

        Transaction and Related Costs.    The $1.2 million and $101.4 million of expenses recorded in the 2007 Successor and Predecessor periods reflect $1.2 million and $62.0 million, respectively, of expenses related to our 2007 merger, such as investment banking and legal fees as well as $39.4 million of compensation expense in the Predecessor period related to stock options, restricted stock and restricted stock units which fully vested immediately prior to and as a result of our 2007 merger.

        Interest Income.    Interest income consists primarily of interest on investments. The decrease in interest income in 2009 compared to 2008 was the result of reduced investments in interest-bearing instruments and lower interest rates. The decrease in interest income in 2008 compared to the 2007 periods was a result of lower interest rates, partially offset by higher investments.

        Interest Expense.    The decrease in interest expense in 2009 compared to 2008 was primarily the result of lower average outstanding long-term obligations and lower interest rates on our term loan.

        The significant increase in interest expense in 2008 and the 2007 Successor period is due to interest on long-term obligations incurred to finance our 2007 merger. We had outstanding variable-rate debt of $560 million and $623 million as of January 29, 2010 and January 30, 2009, respectively, after taking into consideration the impact of interest rate swaps. The remainder of our outstanding indebtedness at January 29, 2010 and January 30, 2009 was fixed rate debt.

        Interest expense in 2008 was less than 2007 pro forma interest expense due to lower borrowing amounts, specifically on our revolving credit agreement and senior subordinated notes, along with lower interest rates.

        See the detailed discussion under "Liquidity and Capital Resources" regarding indebtedness incurred to finance our 2007 merger along with subsequent repurchases of various long-term obligations and the related effect on interest expense in the periods presented.

        Other (Income) Expense.    In 2009, we recorded charges totaling $55.5 million, which primarily represents losses on debt retirement totaling $55.3 million, and also includes expense of $0.6 million related to hedge ineffectiveness on certain of our interest rate swaps.

        In 2008, we recorded a gain of $3.8 million resulting from the repurchase of $44.1 million of our senior subordinated notes, offset by expense of $1.0 million related to hedge ineffectiveness on certain of our interest rate swaps.

        During the 2007 Successor period, we recorded an unrealized loss of $4.1 million related to the change in the fair value of interest swaps prior to the designation of such swaps as cash flow hedges in October 2007, offset by earnings of $1.7 million under the contractual provisions of the swap agreements. Also during the 2007 Successor period, we recorded $6.2 million of expenses related to consent fees and other costs associated with a tender offer for certain notes payable maturing in June 2010 ("2010 Notes"). Approximately 99% of the 2010 Notes were retired as a result of the tender offer. The costs related to the tender of the 2010 Notes were partially offset by a $4.9 million gain in the 2007 Successor period resulting from the repurchase of $25.0 million of our senior subordinated notes.

        Income Taxes.    The effective income tax rates for 2009, 2008, and the 2007 Successor and Predecessor periods were an expense of 38.5%, an expense of 44.4%, a benefit of 26.9% and an expense of 300.2%, respectively.

        The 2009 income tax rate is greater than the expected U.S. statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2009 effective tax rate is less than the 2008 rate due principally to the unfavorable impact that the non-deductible, merger-related lawsuit settlement had on the 2008 rate. This reduction in the effective tax rate was partially offset by a decrease in the tax rate benefit related to federal jobs credits. While the total amount of jobs credits earned in 2009 was similar to the amount earned in 2008, the impact of this benefit on the effective tax rate was reduced due to the 2009 increase in income before income taxes.

        The 2008 income tax rate was greater than the expected U.S. statutory tax rate of 35% principally due to the non-deductibility of the settlement and related expenses associated with the shareholder lawsuit related to our 2007 merger.

        The income tax rate for the Successor period ended February 1, 2008 is a benefit of 26.9%. This benefit is less than the expected U.S. statutory rate of 35% due to the incurrence of state income taxes in several of the group's subsidiaries that file their state income tax returns on a separate entity basis and the election to include, effective February 3, 2007, income tax related interest and penalties in the amount reported as income tax expense.

        The income tax rate for the Predecessor period ended July 6, 2007 is an expense of 300.2%. This expense is higher than the expected U.S. statutory rate of 35% due principally to the non-deductibility of certain acquisition related expenses.

Off Balance Sheet Arrangements

        We lease three of our distribution centers. The entities involved in the ownership structure underlying these leases meet the accounting definition of a Variable Interest Entity ("VIE"). One of these distribution centers has been recorded as a financing obligation whereby its property and equipment are reflected in our consolidated balance sheets. The land and buildings of the other two distribution centers have been recorded as operating leases. We are not the primary beneficiary of these VIEs and, accordingly, have not included these entities in our consolidated financial statements. Other than the foregoing, we are not party to any off balance sheet arrangements.

Unaudited Pro Forma Condensed Consolidated Financial Information

        The following supplemental unaudited pro forma condensed consolidated statement of operations data has been developed by applying pro forma adjustments to our historical consolidated statement of operations. We were acquired on July 6, 2007 through a merger accounted for as a reverse acquisition. Although we continued as the same legal entity after the merger, the accompanying unaudited pro forma condensed consolidated financial information is presented for the Predecessor and Successor relating to the periods preceding and succeeding the merger, respectively. As a result of the merger, we applied purchase accounting standards and a new basis of accounting effective July 7, 2007. The unaudited pro forma condensed consolidated statement of operations for the year ended February 1, 2008 gives effect to the merger as if it had occurred on February 3, 2007. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with this unaudited pro forma condensed consolidated financial statement.

        The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma condensed consolidated financial information is presented for supplemental informational purposes only, although we believe this information is useful in providing comparisons between years. The unaudited pro forma condensed consolidated financial information does not purport to represent what our results of operations would have been had the 2007 merger and related transactions actually occurred on the date indicated, and they do not purport to project our results of operations or financial condition for any future period. The unaudited pro forma condensed consolidated statement of operations should be read in conjunction with the information contained in other sections of this report including "Selected Financial Data", our consolidated financial statements and related notes thereto, and other sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma condensed consolidated statements of operations.

	Fiscal Year Ended February 1, 2008
(In thousands)	Successor	Predecessor	Adjustments		Pro Forma
Net sales	$5,571,493	$3,923,753	$—		$9,495,246
Cost of goods sold	3,999,599	2,852,178	695	(a)	6,852,472

Gross profit	1,571,894	1,071,575	(695)		2,642,774
Selling, general and administrative	1,324,508	960,930	25,461	(b)	2,310,899
Transaction and related costs	1,242	101,397	(101,397	)(c)	1,242

Operating profit	246,144	9,248	75,241		330,633
Interest income	(3,799)	(5,046)	—		(8,845)
Interest expense	252,897	10,299	173,502	(d)	436,698
Other (income) expense	3,639	—	—		3,639

Income (loss) before income taxes	(6,593)	3,995	(98,261)		(100,859)
Income tax expense (benefit)	(1,775)	11,993	(53,138	)(e)	(42,920)

Net loss	$(4,818)	$(7,998)	$(45,123)		$(57,939)

See notes to unaudited pro forma condensed consolidated statement of operations.

Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations

(a)
Represents the estimated impact on cost of goods sold of the adjustment to fair value of the property and equipment at our distribution centers.

(b)
Primarily represents depreciation and amortization of the fair value adjustments related to tangible and intangible long-lived assets. Identifiable intangible assets with a determinable life have been amortized on a straight-line basis in the unaudited pro forma consolidated statement of operations over a period ranging from 2 to 17.5 years. The primary fair value adjustments (on which the pro forma adjustments are based) impacting SG&A expenses were to leasehold interests ($185 million), property and equipment ($101 million) and internally developed software ($12 million). This adjustment also includes management fees that were payable under a sponsor advisory agreement subsequent to the closing of our 2007 merger and related transactions (at an initial annual rate of $5.0 million which was increased by 5% for each succeeding year until the termination of the agreement in connection with our initial public offering in November 2009).

(c)
Represents $101.4 million of charges that are non-recurring in nature and directly attributable to our 2007 merger and related transactions. Such charges are comprised of $39.4 million of stock compensation expense from the acceleration of unvested stock options, restricted stock and restricted stock units as required as a result of the 2007 merger and $62.0 million of transaction costs we incurred that were expensed as one-time charges upon the close of the merger. Such adjustments do not include any adjustments to reflect the effects of our new stock based compensation plan.

(d)
Reflects pro forma interest expense resulting from our post-merger capital structure as follows:

(amounts in millions)	Predecessor Period Ended July 6, 2007
Revolving credit facility(1)	$8.9
Term loan facilities(2)	74.1
Notes(3)	87.9
Letter of credit fees(4)	0.7
Bank commitment fees(5)	1.0
Other existing debt obligations(6)	3.0

Total cash interest expense	175.6
Amortization of capitalized debt issuance costs and debt discount(7)	4.1
Amortization of discounted liabilities(8)	3.5
Other(9)	0.6

Total pro forma interest expense	183.8
Less historical interest expense	(10.3)

Net adjustment to interest expense	$173.5

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

(8)
Represents interest expense on long-term liabilities which were discounted as a result of our 2007 merger.

(9)
Represents an adjustment to historical interest expense to reflect the effect of the adoption of current accounting standards for income taxes, offset by capitalized interest expense.
(e)
Represents the tax effect of the pro forma adjustments, calculated at an effective rate of 54.1% for the Predecessor period ended July 6, 2007. The effective tax rate, a benefit, applied to the pro forma changes for the Predecessor period ended July 6, 2007, reflects the pro forma elimination of non-deductible transaction costs from income before taxes.

Effects of Inflation

        In 2008, increased commodity cost pressures mainly related to food and pet products, which were driven by fruit and vegetable prices and rising freight costs, increased the costs of certain products. Increases in petroleum, resin, metals, pulp and other raw material commodity driven costs also resulted in multiple product cost increases. We believe that our ability to increase selling prices in response to cost increases largely mitigated the effect of these cost increases on our overall results of operations. These 2008 trends generally reversed or stabilized in 2009. We believe that inflation and/or deflation had a minimal impact on our overall operations during 2007.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

        During the past three years, we have generated an aggregate of approximately $1.69 billion in cash flows from operating activities. During that period, we expanded the number of stores we operate by 599, or over 7%, remodeled or relocated 1,154 stores, or approximately 13% of our currently operated stores, and incurred approximately $596 million in capital expenditures. We made certain strategic decisions which slowed our store growth in 2007 and 2008, but we accelerated store growth in 2009 and currently plan to continue that strategy in 2010 and beyond.

        On September 8, 2009, our Board of Directors declared a special dividend on our outstanding common stock of approximately $239.3 million in the aggregate. The special dividend was paid on September 11, 2009 to shareholders of record on September 8, 2009 with cash generated from operations. Prior to our 2007 merger, we declared a quarterly cash dividend in the amount of $0.05 per share payable on or before April 19, 2007 to common shareholders of record on April 5, 2007. We have not declared or paid recurring dividends since that date. We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our Credit Facilities and in the indentures governing the Notes as discussed in more detail below.

        On November 18, 2009, we completed the initial public offering of our common stock. We issued 22,700,000 shares in the offering and an existing shareholder sold an additional 16,515,000 outstanding shares. Net proceeds from the offering of $446.0 million were used to redeem $195.7 million principal amount of outstanding Senior Notes and $205.2 million principal amount of outstanding Senior Subordinated Notes. In connection with the consummation of the offering, we paid a transaction fee of approximately $4.8 million to KKR and Goldman, Sachs & Co. Although the transaction fee was not paid from the net proceeds of the offering, this amount was directly related to the offering and was accounted for as a cost of raising equity. In addition, we terminated our advisory agreement with such parties, resulting in the payment of a fee of approximately $58.8 million, which was expensed. We also incurred other pre-tax charges as a result of the offering and related transactions in the fourth quarter of 2009, as discussed above under "Results of Operations."

        In January 2010, we voluntarily prepaid $325.0 million principal amount of our senior secured term loan facility ("Term Loan Facility") with cash generated from operations.

        At January 29, 2010, we had total outstanding debt (including the current portion of long-term obligations) of $3.40 billion. We also had an additional $930.6 million available for borrowing under our senior secured asset-based revolving credit facility ("ABL Facility" and, together with the Term Loan Facility, the "Credit Facilities") at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. Our substantial debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding debt securities.

        Management believes our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities (described below), will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months and the next several years.

Credit Facilities

        Overview.    We have two senior secured credit facilities which provide financing of up to $2.995 billion as of January 29, 2010. The Credit Facilities consist of the $1.964 billion Term Loan Facility and the $1.031 billion ABL Facility (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

        The amount available under the ABL Facility (including letters of credit) shall not exceed the sum of the tranche A borrowing base and the tranche A-1 borrowing base. The tranche A borrowing base equals the sum of (i) 85% of the net orderly liquidation value of all our eligible inventory and that of each guarantor thereunder and (ii) 90% of all our accounts receivable and credit/debit card receivables and that of each guarantor thereunder, in each case, subject to a reserve equal to the principal amount of the 2010 Notes that remain outstanding at any time and other customary reserves and eligibility criteria. An additional 10% of the net orderly liquidation value of all of our eligible inventory and that of each guarantor thereunder is made available to us in the form of a "last out" tranche under which we may borrow up to a maximum amount of $101.0 million. Borrowings under the ABL Facility will be incurred first under the last out tranche, and no borrowings will be permitted under any other tranche until the last out tranche is fully utilized. Repayments of the ABL Facility will be applied to the last out tranche only after all other tranches have been fully paid down.

        Interest Rates and Fees.    Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the Term Loan Facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) under the ABL Facility (except in the last out tranche described above) as of January 29, 2010 and January 30, 2009, 1.25% for LIBOR borrowings; 0.25% for base-rate borrowings and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments at a rate of 0.375% per annum. We also must pay customary letter of credit fees. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" below for a discussion of our use of interest rate swaps to manage our interest rate risk.

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

        The mandatory prepayments discussed above will be applied to the Term Loan Facility as directed by the senior secured credit agreement. Through January 29, 2010, no prepayments have been required under the prepayment provisions listed above. The Term Loan Facility can be prepaid in whole or in part at any time.

        In addition, the senior secured credit agreement for the ABL Facility requires us to prepay the ABL Facility, subject to certain exceptions, as follows:

  •
  With 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined below) in excess of $1.0 million in the aggregate and subject to our right to reinvest the proceeds; and

  •
  To the extent such extensions of credit exceed the then current borrowing base (as defined in the senior secured credit agreement for the ABL Facility).

        The mandatory prepayments discussed above will be applied to the ABL Facility as directed by the senior secured credit agreement for the ABL Facility. Through January 29, 2010, no prepayments have been required under the prepayment provisions listed above.

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

        Amortization.    Beginning September 30, 2009, we were required to repay installments on the loans under the Term Loan Facility in equal quarterly principal amounts in an aggregate amount per annum equal to 1% of the original principal amount. During 2009, we paid two such quarterly installments totaling $11.5 million. Due to the $325.0 million voluntary prepayment of the Term Loan Facility discussed above, no further quarterly principal installments will be required prior to maturity of the Term Loan on July 6, 2014. There is no amortization under the ABL Facility. The entire principal amounts (if any) outstanding under the ABL Facility are due and payable in full at maturity, on July 6, 2013, on which day the commitments thereunder will terminate.

        Guarantee and Security.    All obligations under the Credit Facilities are unconditionally guaranteed by substantially all of our existing and future domestic subsidiaries (excluding certain immaterial subsidiaries and certain subsidiaries designated by us under our senior secured credit agreements as "unrestricted subsidiaries"), referred to, collectively, as U.S. Guarantors.

        All obligations and related guarantees under the Term Loan Facility are secured by:

  •
  a second-priority security interest in all existing and after-acquired inventory, accounts receivable, and other assets arising from such inventory and accounts receivable, of our company and each U.S. Guarantor (the "Revolving Facility Collateral"), subject to certain exceptions;

  •
  a first-priority security interest in, and mortgages on, substantially all of our and each U.S. Guarantor's tangible and intangible assets (other than the Revolving Facility Collateral); and

  •
  a first-priority pledge of 100% of the capital stock held by us, or any of our domestic subsidiaries that are directly owned by us or one of the U.S. Guarantors and 65% of the voting capital stock of each of our existing and future foreign subsidiaries that are directly owned by us or one of the U.S. Guarantors.

        All obligations and related guarantees under the ABL Facility are secured by the Revolving Facility Collateral, subject to certain exceptions.

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

        At January 29, 2010, we had no borrowings, $85.1 million of standby letters of credit, and $15.4 million of commercial letters of credit, outstanding under our ABL Facility.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

        Overview.    As of January 29, 2010, we have $979.3 million aggregate principal amount of 10.625% senior notes due 2015 (the "Senior Notes") outstanding (reflected in our consolidated balance sheet net of a $14.8 million discount), which mature on July 15, 2015, pursuant to an indenture dated as of July 6, 2007 (the "senior indenture"), and $450.7 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the "Senior Subordinated Notes") outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the "senior subordinated indenture"). The Senior Notes and the Senior Subordinated Notes are collectively referred to herein as the "Notes." The senior indenture and the senior subordinated indenture are collectively referred to herein as the "indentures."

        Interest on the Notes is payable on January 15 and July 15 of each year. Interest on the Senior Notes is payable in cash. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum, and PIK interest (as that term is defined below) accrues at a rate of 12.625% per annum, if applicable. The initial interest payment on the Senior Subordinated Notes was payable in cash. For any interest period thereafter through July 15, 2011, we may elect to pay interest on the Senior

Subordinated Notes (i) in cash, (ii) by increasing the principal amount of the Senior Subordinated Notes or issuing new Senior Subordinated Notes ("PIK interest") or (iii) by paying interest on half of the principal amount of the Senior Subordinated Notes in cash interest and half in PIK interest. After July 15, 2011, all interest on the Senior Subordinated Notes will be payable in cash. Through January 29, 2010, all interest on the Notes has been paid in cash.

        The Notes are fully and unconditionally guaranteed by each of the existing and future direct or indirect wholly owned domestic subsidiaries that guarantee the obligations under our Credit Facilities.

        We may redeem some or all of the Notes at any time at redemption prices described or set forth in the indentures. We also may seek, from time to time, to retire some or all of the Notes through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition to the amounts repurchased in connection with our initial public offering discussed above, we repurchased $44.1 million and $25.0 million of the Senior Subordinated Notes in the fourth quarters of 2008 and 2007, respectively.

        Change of Control.    Upon the occurrence of a change of control, which is defined in the indentures, each holder of the Notes has the right to require us to repurchase some or all of such holder's Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

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

Adjusted EBITDA

        Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of January 29, 2010, this ratio was 1.4 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (i) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (ii) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

        The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	Year Ended
(in millions)	January 29, 2010	January 30, 2009
Net income	$339.4	$108.2
Add (subtract):
Interest income	(0.1)	(3.1)
Interest expense	345.6	391.9
Depreciation and amortization	241.7	235.1
Income taxes	212.7	86.2

EBITDA	1,139.3	818.3

Adjustments:
(Gain) loss on debt retirements	55.3	(3.8)
Loss on hedging instruments	0.5	1.1
Contingent gain on distribution center leases	—	(5.0)
Impact of markdowns related to inventory clearance activities, net of purchase accounting adjustments	(7.3)	(24.9)
Hurricane-related expenses and write-offs	—	2.2
Advisory and consulting fees to affiliates	63.5	8.6
Non-cash expense for share-based awards	18.7	10.0
Indirect merger-related costs	10.6	20.7
Litigation settlement and related costs, net	—	32.0
Other non-cash charges (including LIFO)	6.6	54.7

Total Adjustments	147.9	95.6

Adjusted EBITDA	$1,287.2	$913.9

Interest Rate Swaps

        We use interest rate swaps to minimize the risk of adverse changes in interest rates. These swaps are intended to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. At January 29, 2010, we had interest rate swaps with a total notional amount of approximately $1.42 billion. For more information see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" below.

Fair Value Accounting

        We have classified our interest rate swaps, as further discussed in Item 7A. below, in Level 2 of the fair value hierarchy, as the significant inputs to the overall valuations are based on market-observable data or information derived from or corroborated by market-observable data, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value a derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs. For our derivatives, all of which trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment.

        We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements of our derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty's credit spread to the applicable exposure. For derivatives with two-way exposure, such as interest rate swaps, the counterparty's credit spread is applied to our exposure to the counterparty, and our own credit spread is applied to the counterparty's exposure to us, and the net credit valuation adjustment is reflected in our derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from our publicly-traded debt. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Additionally, we actively monitor counterparty credit ratings for any significant changes.

        As of January 29, 2010, the net credit valuation adjustments reduced the settlement values of our derivative liabilities by $2.0 million. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments. When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors we deemed to be immaterial as of January 29, 2010.

Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments as of January 29, 2010 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations	$3,409,748	$1,723	$—	$1,963,500	$1,444,525
Capital lease obligations	8,327	1,849	1,979	607	3,892
Interest(a)	1,456,713	267,778	535,265	471,232	182,438
Self-insurance liabilities(b)	213,710	68,245	93,051	31,048	21,366
Operating leases(c)	2,325,037	423,813	733,842	509,685	657,697

Subtotal	$7,413,535	$763,408	$1,364,137	$2,976,072	$2,309,918

	Commitments Expiring by Period
Commercial commitments(d)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Letters of credit	$15,351	$15,351	$—	$—	$—
Purchase obligations(e)	717,359	716,885	474	—	—

Subtotal	$732,710	$732,236	$474	$—	$—

Total contractual obligations and commercial commitments	$8,146,245	$1,495,644	$1,364,611	$2,976,072	$2,309,918

(a)
Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, based upon 2009 year end rates.

(b)
We retain a significant portion of the risk for our workers' compensation, employee health insurance, general liability, property loss and automobile insurance. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Reserves for workers' compensation and general liability which existed as of the date of our 2007 merger were discounted in order to arrive at estimated fair value. All other amounts are reflected on an undiscounted basis in our consolidated balance sheets.

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

Other Considerations

        Our inventory balance represented approximately 47% of our total assets exclusive of goodwill and other intangible assets as of January 29, 2010. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. As a result, efficient inventory management has been and continues to be an area of focus for us.

        At January 29, 2010, our South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company ("ARIC"), held money market investments equaling $20.0 million which were reflected in our consolidated balance sheet as cash and cash equivalents. These investments were held pursuant to South Carolina regulatory requirements to maintain certain asset balances which could limit our ability to use these assets for general corporate purposes.

        As described in Note 9 to the Consolidated Financial Statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity. As discussed in Note 6 we also have certain income tax-related contingencies. Future negative developments could have a material adverse effect on our liquidity.

        On December 10, 2009, Standard & Poor's upgraded our long-term debt rating to BB- from B+ with a stable outlook and on December 17, 2009, Moody's upgraded our long-term debt rating to B1 from B2 with a stable outlook. These current ratings are considered non-investment grade. Our current credit ratings, as well as future rating agency actions, could (1) impact our ability to obtain financings to finance our operations on satisfactory terms; (2) affect our financing costs; and (3) affect our insurance premiums and collateral requirements necessary for our self-insured programs.

Cash flows

        Cash flows from operating activities.    A significant component of our increase in cash flows from operating activities in 2009 compared to 2008 was the increase in net income due to greater sales, higher gross margins and lower SG&A expenses as a percentage of sales, as described in more detail above under "Results of Operations." In addition, we experienced increased inventory turns in 2009 as compared to 2008. Changes in inventory balances increased by 7% in 2009 compared to an increase of 10% in 2008. Inventory levels in the consumables category increased by $111.4 million, or 15%, in 2009 compared to an increase of $77.8 million, or 12%, in 2008. The seasonal category increased by $25.3 million, or 9%, in 2009 compared to an increase of $20.9 million, or 8%, in 2008. The home products category declined $9.1 million, or 6%, in 2009 compared to a decline of $2.6 million, or 2%, in 2008. The apparel category declined by $22.9 million, or 10%, in 2009 compared to an increase of $30.2 million, or 15%, in 2008. In addition, increased net income in 2009 compared to 2008 was a principal factor in the increase in income taxes paid in 2009 compared to 2008. Changes in Accrued expenses and other were affected in part by the timing of the payments related to the Litigation settlement and related costs discussed above under "Results of Operations," as the insurance proceeds of $10.0 million were received at the end of 2008 while the payment of the $40.0 million settlement occurred at the beginning of 2009.

        A significant component of the change in cash flows from operating activities in 2008 compared to the 2007 periods was our strong operating performance due to greater sales, higher gross margins and lower SG&A expenses as a percentage of sales, partially offset by significantly higher interest expense, as described in more detail above under "Results of Operations." In addition, we experienced increased inventory turns and improved merchandise payment terms in 2008 as compared to the 2007 periods. Accounts payable balances increased by $140.4 million in 2008 compared to a decline of $41.4 million in the 2007 Successor period and an increase of $34.8 million in the 2007 Predecessor period partially as a result of our implementation of initiatives to aggressively manage our payables. Also positively affecting cash flows from operations were increases in accrued expenses and other in 2008, which was primarily attributable to increases in litigation reserves, incentive bonus accruals, deferred vendor rebates, and property and sales tax accruals. Other significant components of the change in cash flows from operating activities in 2008 as compared to 2007 were changes in inventory balances, which increased by 10% in 2008 compared to decreases of approximately 6% and 1% during the 2007 Successor and Predecessor periods, respectively. Inventory levels in the consumables category increased by $77.8 million, or 12%, in 2008 compared to a decline of $90.7 million, or 12%, in the 2007 Successor period and an increase of $48.8 million, or 7%, in the 2007 Predecessor period. The seasonal category increased by $20.9 million, or 8%, in 2008 compared to a decline of $24.2 million, or 8%, in the 2007 Successor period and a decline of $38.7 million, or 11%, in the 2007 Predecessor period. The home products category declined by $2.6 million, or 2%, in 2008 compared to an increase of $25.4 million, or 19%, in the 2007 Successor period and a decline of $15.0 million, or 10%, in the 2007 Predecessor period. The apparel category increased by $30.2 million, or 15%, in 2008 compared to an increase of $10.0 million, or 5%, in the 2007 Successor period and a decline of $11.5 million, or 5%, in the 2007 Predecessor period. In addition, net income in 2008 compared to the net losses in the 2007 periods discussed above was a principal factor in the increase in income taxes paid in 2008. Income tax refunds received in 2007 for taxes paid in prior years that did not reoccur in 2008 also contributed to the increase in income taxes paid during 2008.

        Cash flows from investing activities.    Cash flows used in investing activities totaling $248.0 million in 2009 were primarily related to capital expenditures. Significant components of our property and equipment purchases in 2009 included the following approximate amounts: $114 million for improvements, upgrades, remodels and relocations of existing stores; $69 million for new stores; $28 million for distribution and transportation-related capital expenditures; $24 million for various administrative capital costs; and $11 million for information systems upgrades and technology-related projects. During 2009 we opened 500 new stores and remodeled or relocated 450 stores.

        Cash flows used in investing activities totaling $152.6 million in 2008 were primarily related to capital expenditures, offset by sales of investments. Significant components of our property and equipment purchases in 2008 included the following approximate amounts: $149 million for improvements, upgrades, remodels and relocations of existing stores; $22 million for new stores; $17 million for distribution and transportation-related capital expenditures; and $13 million for information systems upgrades and technology-related projects. During 2008 we opened 207 new stores and remodeled or relocated 404 stores.

        Purchases and sales of short-term investments equal to net sales of $51.6 million in 2008 primarily reflected investment activities in our captive insurance subsidiary.

        Our 2007 merger, as discussed in more detail above, required cash payments in the 2007 Successor period of approximately $6.7 billion, net of cash acquired of $350 million. Significant components of property and equipment purchases in the 2007 Successor period included the following approximate amounts: $45 million for improvements, upgrades, remodels and relocations of existing stores; $23 million for distribution and transportation-related capital expenditures; and $16 million for new stores. During the 2007 Successor period, we opened 170 new stores and remodeled or relocated 235 stores. Significant components of property and equipment purchases in the 2007 Predecessor period included the following approximate amounts: $29 million for new stores; $15 million for improvements, upgrades, remodels and relocations of existing stores; and $7 million for distribution and transportation-related capital expenditures. During the 2007 Predecessor period, we opened 195 new stores and remodeled or relocated 65 stores.

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

        Capital expenditures during 2010 are projected to be in the range of $325-$350 million. We anticipate funding 2010 capital requirements with cash flows from operations, and if necessary, we also have significant availability under our ABL Facility. Significant components of the 2010 capital plan include growth initiatives, including leasehold improvements, fixtures and equipment for approximately 600 new stores; continued investment in our existing store base with plans for remodeling and relocating approximately 500 stores; and additional investments in our supply chain and information technology. We plan to undertake these expenditures in order to improve our infrastructure and increase our cash generated from operating activities.

        Cash flows from financing activities.    In 2009, we had cash inflows from the issuance of equity of $443.8 million primarily due to our initial public offering of 22.7 million shares of common stock. We used the proceeds from the offering to repay outstanding Notes with a total principal amount of $400.9 million, and used cash generated from operations to repay $336.5 million outstanding principal amount on our Term Loan Facility. We had no borrowings or repayments under the ABL Facility in 2009. We paid a dividend and related amounts totaling $239.7 million using cash generated from operations.

        In 2008, we repaid borrowings of $102.5 million under our ABL Facility and as of January 30, 2009, we had no borrowings under the ABL Facility. Also during 2008, we repurchased $44.1 million of our outstanding Senior Subordinated Notes.

        In the 2007 Successor period, to finance our 2007 merger, we issued long-term debt of approximately $4.2 billion and issued common stock in the amount of approximately $2.8 billion (primarily relating to the cash equity contributions from the Investors); we incurred costs associated with the issuance of merger-related long-term debt of $87.4 million; we completed a cash tender offer for our 2010 Notes as discussed above, resulting in the valid tender of approximately 99% of the 2010 Notes resulting in repayments of long-term debt and related consent fees in the amount of $215.6 million; and incurred borrowings, net of repayments, under our ABL Facility of $102.5 million.

        The borrowings and repayments under the revolving credit agreements in 2008 and the 2007 Successor period were primarily a result of activity associated with periodic cash needs.

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

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out ("LIFO") method. Under our retail inventory method ("RIM"), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales at a department level. The RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventories at the lower of cost or market ("LCM") if markdowns are currently taken as a reduction of the retail value of inventories.

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

        Factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and an annual LIFO analysis whereby all SKUs are considered in the index formulation. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year and are thus subject to adjustment in the final year-end LIFO inventory valuation. We also perform interim inventory analysis for determining obsolete inventory. Our policy is to write down inventory to an LCM value based on various management assumptions including estimated markdowns and sales required to liquidate such inventory in future periods. Inventory is reviewed on a quarterly basis and adjusted as appropriate to reflect write-downs determined to be necessary.

        Factors such as slower inventory turnover due to changes in competitors' practices, consumer preferences, consumer spending and unseasonable weather patterns, among other factors, could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases, resulting in an unfavorable impact on our consolidated financial statements. Sales shortfalls due to the above factors could cause reduced purchases from vendors and associated vendor allowances that would also result in an unfavorable impact on our consolidated financial statements.

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

        Our estimates and assumptions related to merchandise inventories have generally been accurate in recent years and we do not currently anticipate material changes in these estimates and assumptions.

        Goodwill and Other Intangible Assets.    We amortize intangible assets over their estimated useful lives unless such lives are deemed indefinite. If impairment indicators are noted, amortizable intangible assets are tested for impairment based on projected undiscounted cash flows, and, if impaired, written down to fair value based on either discounted projected cash flows or appraised values. Future cash flow projections are based on management's projections. Significant judgments required in this testing process may include projecting future cash flows, determining appropriate discount rates and other assumptions. Projections are based on management's best estimates given recent financial performance, market trends, strategic plans and other available information and in recent years have been materially accurate. Although not currently anticipated, changes in these estimates and assumptions could materially affect the determination of fair value or impairment. Future indicators of impairment could result in an asset impairment charge.

        Under accounting standards for goodwill and other intangible assets, we are required to test such assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur.

The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting unit based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts) and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the implied fair value of goodwill would require us to allocate the estimated fair value of our reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill, which would be compared to its corresponding carrying value.

        The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the third quarter of 2009 based on conditions as of the end of our second quarter. The tests indicated that no impairment charge was necessary. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

        Property and Equipment.    Property and equipment are recorded at cost. We group our assets into relatively homogeneous classes and generally provide for depreciation on a straight-line basis over the estimated average useful life of each asset class, except for leasehold improvements, which are amortized over the lesser of the applicable lease term or the estimated useful life of the asset. Certain store and warehouse fixtures, when fully depreciated, are removed from the cost and related accumulated depreciation and amortization accounts. The valuation and classification of these assets and the assignment of depreciable lives involves significant judgments and the use of estimates, which have been materially accurate in recent years.

        Impairment of Long-lived Assets.    We review the carrying value of all long-lived assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with accounting standards for impairment or disposal of long-lived assets, we review for impairment stores open for approximately two years or more for which recent cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the estimated undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's estimated fair value. The fair value is estimated based primarily upon projected future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value in accordance with U.S. GAAP. During 2009, 2008 and the 2007 Predecessor period we recorded pre-tax impairment charges of $5.0 million, $4.0 million and $0.2 million, respectively, for certain store assets that we deemed to be impaired.

        Insurance Liabilities.    We retain a significant portion of the risk for our workers' compensation, employee health, property loss, automobile and general liability. These represent significant costs primarily due to the large employee base and number of stores. Provisions are made to these liabilities on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends, which have been and are anticipated to continue to be materially accurate. If future claim trends deviate from recent historical patterns, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

        Contingent Liabilities—Income Taxes.    Income tax reserves are determined using the methodology established by accounting standards relating to uncertainty in income taxes. These standards require companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results.

        Contingent Liabilities—Legal Matters.    We are subject to legal, regulatory and other proceedings and claims. We establish liabilities as appropriate for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in our financial statements and SEC filings, management's view of our exposure. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. We re-evaluate these assessments on a quarterly basis or as new and significant information becomes available to determine whether a liability should be established or if any existing liability should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded liability. In addition, because it is not permissible under U.S. GAAP to establish a litigation liability until the loss is both probable and estimable, in some cases there may be insufficient time to establish a liability prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

        Lease Accounting and Excess Facilities.    Many of our stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10-15 years with multiple renewal options. We also have stores subject to shorter-term leases (usually with initial or current terms of 3 to 5 years), and many of these leases have multiple renewal options. As of January 29, 2010, approximately 38% of our stores had provisions for contingent rentals based upon a percentage of defined sales volume. We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We recognize rent expense over the term of the lease. We record minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that we take physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and amortized as a reduction to rent expense over the term of the lease. We reflect as a liability any difference between the calculated expense and the amounts actually paid. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

        For store closures (excluding those associated with a business combination) where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with accounting standards for costs associated with exit or disposal activities. Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Liabilities are established at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. Historically, these estimates have not been materially inaccurate; however, if actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

        Share-Based Payments.    Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. We believe that this model fairly estimates the value of our share-based awards. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include an estimate of the fair value of our common stock, the term that the options are expected to be outstanding, an estimate of the volatility of our stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the dividend yield of our stock. Our volatility estimates are based on a peer group due to the fact that our stock was publicly traded for only a small portion of our most recently completed fiscal year. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. Historically, these estimates have not been materially inaccurate; however, if our estimates differ materially from actual experience, we may be required to record additional expense or reductions of expense, which could be material to our future financial results.

        Fair Value Measurements.    We measure fair value of assets and liabilities in accordance with applicable accounting standards, which require that fair values be determined based on the assumptions that market participants would use in pricing the asset or liability. These standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Therefore, Level 3 inputs are typically based on an entity's own assumptions, as there is little, if any, related market activity, and thus require the use of significant judgment and estimates. Currently, we have no assets or liabilities that are valued based solely on Level 3 inputs.

        Our fair value measurements are primarily associated with our derivative financial instruments, intangible assets, property and equipment, and to a lesser degree our investments. The values of our derivative financial instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. In recent years, these methodologies have produced materially accurate valuations.

        Derivative Financial Instruments.    We account for our derivative instruments in accordance with accounting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities, as amended and interpreted, which establish accounting and reporting requirements for such instruments and activities. These standards require that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See "Fair Value Measurements" above for a discussion of derivative valuations. Special accounting for qualifying hedges allows a derivative's gains and losses to either offset related results on the hedged item in the statement of operations or be accumulated in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We use derivative instruments to manage our exposure to changing interest rates, primarily with interest rate swaps.

        In addition to making valuation estimates, we also bear the risk that certain derivative instruments that have been designated as hedges and currently meet the strict hedge accounting requirements may not qualify in the future as "highly effective," as defined, as well as the risk that hedged transactions in cash flow hedging relationships may no longer be considered probable to occur. Further, new interpretations and guidance related to these instruments may be issued in the future, and we cannot predict the possible impact that such guidance may have on our use of derivative instruments going forward.

Accounting Standards

        In June 2009 the Financial Accounting Standards Board ("FASB") issued a new accounting standard which established the FASB Accounting Standards Codification ("ASC") as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, including us. On September 15, 2009, the effective date of this standard, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC became nonauthoritative. The adoption of these standards is not expected to have a material effect on our consolidated financial statements in the future.

        In June 2009 the FASB issued a new accounting standard relating to variable interest entities. This standard amends previous standards and requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity, specifies updated criteria for determining the primary beneficiary, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, requires enhanced disclosures about an enterprise's involvement in a variable interest entity, and includes other provisions. This standard will be effective as of the beginning of our first interim and annual reporting periods that begin after November 15, 2009. Earlier application is prohibited. The adoption of these standards is not expected to have a material effect on our consolidated financial statements in the future.

        During the second quarter of 2009 we adopted the ASC Subsequent Events Topic. The objective of this topic is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010 minor modifications were made to this guidance. The future effects of the adoption of these standards on our consolidated financial statements will be dependent upon the materiality of future events which cannot be predicted.

        We adopted the additional disclosure provisions of the ASC Derivatives and Hedging Topic during the first quarter of 2009. These standards require entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. The adoption of these standards is not expected to have a material effect on our consolidated financial statements in the future.

        We changed our accounting for fair value of our nonfinancial assets and liabilities in connection with the adoption of certain provisions of the ASC Fair Value Measurements and Disclosures Topic effective January 31, 2009. The effects of the adoption of these standards on our future consolidated financial statements will be dependent upon the materiality of future events which cannot be predicted.

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

Interest Rate Risk

        We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. As of January 29, 2010, our Credit Facilities provide for variable rate borrowings of up to $2.995 billion including availability of $1.031 billion under our ABL Facility, subject to the borrowing base. In order to mitigate a portion of the variable rate interest exposure under the Credit Facilities, we entered into interest rate swaps which became effective on July 31, 2007. Pursuant to the swaps, we swapped three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 7.68% on an original notional amount of $2.0 billion originally scheduled to amortize on a quarterly basis until maturity at July 31, 2012.

        In October 2008, a counterparty to one of our 2007 swap agreements defaulted. We terminated this agreement and in November 2008 we subsequently cash settled the swap. As of January 29, 2010, the notional amount under the remaining 2007 swaps is $793.3 million.

        Effective February 28, 2008, we entered into a $350.0 million step-down interest rate swap in order to mitigate an additional portion of the variable rate interest exposure under the Credit Facilities. Under the terms of this agreement we swapped one month LIBOR rates for fixed interest rates, resulting in the payment of a fixed rate of 5.58% on a notional amount of $350.0 million for the first year and $150.0 million for the second year. This contract expired on February 28, 2010.

        Effective December 31, 2008, we entered into a $475.0 million interest rate swap in order to mitigate an additional portion of the variable rate interest exposure under the Credit Facilities. This swap is scheduled to mature on January 31, 2013. Under the terms of this agreement we swapped one month LIBOR rates for fixed interest rates, resulting in the payment of a fixed rate of 5.06% on a notional amount of $475.0 million through April 2010, $400.0 million from May 2010 to October 2011, and $300.0 million to maturity.

        A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Our interest rate swaps qualify for hedge accounting as cash flow hedges. Therefore, changes in market fluctuations related to the effective portion of these cash flow hedges do not impact our pre-tax earnings until the accrued interest is recognized on the derivatives and the associated hedged debt. Based on our variable rate borrowing levels and interest rate swaps outstanding during 2009 and 2008, the annualized effect of a one percentage point change in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $5.6 million in 2009 and $6.2 million in 2008.

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

        We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 29, 2010 (Successor) and January 30, 2009 (Successor), and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended January 29, 2010 (Successor) and January 30, 2009 (Successor), and the periods from March 6, 2007 to February 1, 2008 (Successor) and from February 3, 2007 to July 6, 2007 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries at January 29, 2010 (Successor) and January 30, 2009 (Successor), and the consolidated results of their operations and their cash flows for the years ended January 29, 2010 (Successor) and January 30, 2009 (Successor), and the periods from March 6, 2007 to February 1, 2008 (Successor) and from February 3, 2007 to July 6, 2007 (Predecessor), in conformity with U.S. generally accepted accounting principles.

        As discussed in Notes 1 and 6 to the consolidated financial statements, effective February 3, 2007, the Company changed its method of accounting for uncertain tax positions in connection with new accounting literature.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 31, 2010

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	Successor
	January 29, 2010	January 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$222,076	$377,995
Merchandise inventories	1,519,578	1,414,955
Income taxes receivable	7,543	6,392
Deferred income taxes	—	4,600
Prepaid expenses and other current assets	96,252	66,183

Total current assets	1,845,449	1,870,125

Net property and equipment	1,328,386	1,268,960

Goodwill	4,338,589	4,338,589

Intangible assets, net	1,284,283	1,325,558

Other assets, net	66,812	85,967

Total assets	$8,863,519	$8,889,199

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$3,671	$14,158
Accounts payable	830,953	678,421
Accrued expenses and other	342,290	375,045
Income taxes payable	4,525	7,611
Deferred income taxes payable	25,061	—

Total current liabilities	1,206,500	1,075,235

Long-term obligations	3,399,715	4,122,956

Deferred income taxes	546,172	556,101

Other liabilities	302,348	289,288

Commitments and contingencies
Redeemable common stock	18,486	13,924

Shareholders' equity:
Preferred stock, 1,000 shares authorized	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 340,586 and 317,845 shares issued and outstanding at January 29, 2010 and January 30, 2009, respectively	298,013	278,114
Additional paid-in capital	2,923,377	2,489,647
Retained earnings	203,075	103,364
Accumulated other comprehensive loss	(34,167)	(39,430)

Total shareholders' equity	3,390,298	2,831,695

Total liabilities and shareholders' equity	$8,863,519	$8,889,199

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor			Predecessor
	For the Year Ended
			March 6, 2007 through February 1, 2008(a)	February 3, 2007 through July 6, 2007
	January 29, 2010	January 30, 2009
Net sales	$11,796,380	$10,457,668	$5,571,493	$3,923,753
Cost of goods sold	8,106,509	7,396,571	3,999,599	2,852,178

Gross profit	3,689,871	3,061,097	1,571,894	1,071,575
Selling, general and administrative expenses	2,736,613	2,448,611	1,324,508	960,930
Litigation settlement and related costs, net	—	32,000	—	—
Transaction and related costs	—	—	1,242	101,397

Operating profit	953,258	580,486	246,144	9,248
Interest income	(144)	(3,061)	(3,799)	(5,046)
Interest expense	345,744	391,932	252,897	10,299
Other (income) expense	55,542	(2,788)	3,639	—

Income (loss) before income taxes	552,116	194,403	(6,593)	3,995
Income tax expense (benefit)	212,674	86,221	(1,775)	11,993

Net income (loss)	$339,442	$108,182	$(4,818)	$(7,998)

Earnings (loss) per share:
Basic	$1.05	$0.34	$(0.02)
Diluted	$1.04	$0.34	$(0.02)
Weighted average shares:
Basic	322,778	317,024	316,777
Diluted	324,836	317,503	316,777

(a)
Includes the results of operations of Buck Acquisition Corp. ("BAC") for the period prior to its Merger with and into Dollar General Corporation from March 6, 2007 (the date of BAC's formation) through July 6, 2007 (reflecting the change in fair value of interest rate swaps), and the post-Merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008. See Notes 1 and 3.

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands except per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Other Shareholders' Equity	Total
Predecessor Balances, February 2, 2007	312,436	$156,218	$486,145	$1,103,951	$(987)	$420	$1,745,747
Effect of adoption of accounting standard related to uncertainty in income taxes	—	—	—	(8,917)	—	—	(8,917)

Predecessor Balances as adjusted, February 2, 2007	312,436	156,218	486,145	1,095,034	(987)	420	1,736,830
Comprehensive income (loss):
Net loss	—	—	—	(7,998)	—	—	(7,998)
Reclassification of net loss on derivatives	—	—	—	—	76	—	76

Comprehensive loss							(7,922)
Cash dividends, $0.05 per common share	—	—	—	(15,710)	—	—	(15,710)
Issuance of common stock under stock incentive plans	2,496	1,248	40,294	—	—	—	41,542
Tax benefit from stock option exercises	—	—	3,927	—	—	—	3,927
Share-based compensation expense	—	—	45,458	—	—	—	45,458
Vesting of restricted stock and restricted stock units	126	63	(63)	—	—	—	—
Other equity transactions	(28)	(13)	(580)	(48)	—	7	(634)
Elimination of Predecessor equity in connection with Merger (see Notes 1 and 3)	(315,030)	(157,516)	(575,181)	(1,071,278)	911	(427)	(1,803,491)

Predecessor Balances subsequent to Merger	—	$—	$—	$—	$—	$—	$—

Successor capital contribution, net	316,591	$277,018	$2,476,958	$—	$—	$—	$2,753,976
Comprehensive loss:
Net loss	—	—	—	(4,818)	—	—	(4,818)
Unrealized net loss on hedged transactions, net of income tax benefit of $29,501	—	—	—	—	(49,112)	—	(49,112)

Comprehensive loss							(53,930)
Issuance of common stock under stock incentive plans	328	287	(287)	—	—	—	—
Issuance of restricted common stock under stock incentive plans	509	445	(445)	—	—	—	—
Repurchases of common stock	(10)	(9)	9	—	—	—	—
Share-based compensation expense	—	—	3,827	—	—	—	3,827

Successor Balances, February 1, 2008	317,418	$277,741	$2,480,062	$(4,818)	$(49,112)	$—	$2,703,873
Comprehensive income:
Net income	—	—	—	108,182	—	—	108,182
Unrealized net gain on hedged transactions, net of income tax expense of $4,518	—	—	—	—	9,682	—	9,682

Comprehensive income							117,864
Issuance of common stock under stock incentive plans	484	423	(423)	—	—	—	—
Repurchases of common stock	(57)	(50)	50	—	—	—	—
Share-based compensation expense	—	—	9,958	—	—	—	9,958

Successor Balances, January 30, 2009	317,845	$278,114	$2,489,647	$103,364	$(39,430)	$—	$2,831,695
Comprehensive income:
Net income	—	—	—	339,442	—	—	339,442
Unrealized net gain on hedged transactions, net of income tax expense of $2,553	—	—	—	—	5,263	—	5,263

Comprehensive income							344,705
Issuance of common stock	22,700	19,863	421,299	—	—	—	441,162
Cash dividends, $0.7525 per common share, and related amounts	—	—	—	(239,731)	—	—	(239,731)
Share-based compensation expense	—	—	15,009	—	—	—	15,009
Tax benefit from stock option exercises	—	—	3,072	—	—	—	3,072
Issuance of common stock under stock incentive plans	304	266	2,020	—	—	—	2,286
Equity settlements under stock incentive plans	(263)	(230)	(7,670)	—	—	—	(7,900)

Successor Balances, January 29, 2010	340,586	$298,013	$2,923,377	$203,075	$(34,167)	$—	$3,390,298

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor			Predecessor
	For the Year Ended
			March 6, 2007 through February 1, 2008(a)	February 3, 2007 through July 6, 2007
	January 29, 2010	January 30, 2009
Cash flows from operating activities:
Net income (loss)	$339,442	$108,182	$(4,818)	$(7,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	256,771	247,899	150,213	83,917
Deferred income taxes	14,860	73,434	19,551	(20,874)
Tax benefit of stock options	(5,390)	(950)	—	(3,927)
Loss (gain) on debt retirement	55,265	(3,818)	1,249	—
Noncash share-based compensation	17,295	9,958	3,827	45,433
Noncash inventory adjustments and asset impairments	647	50,671	6,113	—
Other noncash gains and losses	7,920	6,252	4,276	5,098
Change in operating assets and liabilities:
Merchandise inventories	(100,248)	(173,014)	73,356	16,424
Prepaid expenses and other current assets	(7,298)	(598)	3,739	(6,184)
Accounts payable	106,049	140,356	(41,395)	34,794
Accrued expenses and other liabilities	(16,823)	68,736	16,061	52,995
Income taxes	1,153	33,986	7,348	2,809
Other	(1,000)	14,084	84	(541)

Net cash provided by operating activities	668,643	575,178	239,604	201,946

Cash flows from investing activities:
Merger, net of cash acquired	—	—	(6,738,391)	—
Purchases of property and equipment	(250,747)	(205,546)	(83,641)	(56,153)
Purchases of short-term investments	—	(9,903)	(3,800)	(5,100)
Sales of short-term investments	—	61,547	21,445	9,505
Purchases of long-term investments	—	—	(44,520)	(15,754)
Sale and insurance proceeds related to property and equipment	2,701	1,266	533	620

Net cash used in investing activities	(248,046)	(152,636)	(6,848,374)	(66,882)

Cash flows from financing activities:
Issuance of common stock	443,753	4,228	2,759,540	—
Net borrowings (repayments) under revolving credit facility	—	(102,500)	102,500	—
Issuance of long-term obligations	1,080	—	4,176,817	—
Repayments of long-term obligations	(785,260)	(44,425)	(241,945)	(4,500)
Debt issuance costs	—	—	(87,392)	—
Payment of cash dividends and related amounts	(239,731)	—	—	(15,710)
Proceeds from exercise of stock options	—	—	—	41,546
Repurchases of equity	(1,748)	(3,009)	(541)	—
Tax benefit of stock options	5,390	950	—	3,927

Net cash provided by (used in) financing activities	(576,516)	(144,756)	6,708,979	25,263

Net increase (decrease) in cash and cash equivalents	(155,919)	277,786	100,209	160,327
Cash and cash equivalents, beginning of period	377,995	100,209	—	189,288

Cash and cash equivalents, end of period	$222,076	$377,995	$100,209	$349,615

Supplemental cash flow information:
Cash paid (received) for:
Interest	$328,433	$377,022	$226,738	$11,246
Income taxes	187,983	7,091	(30,574)	26,012
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$30,393	$7,474	$20,449	$13,544
Purchases of property and equipment under capital lease obligations	50	3,806	592	1,036
Expiration of equity repurchase rights	—	2,548	—	—
Exchange of shares and stock options in business combination	—	—	7,685	—

(a)
Includes the cash flows of Buck Acquisition Corp. ("BAC") for the period prior to its Merger with and into Dollar General Corporation from March 6, 2007 (the date of BAC's formation) through July 6, 2007 (which were zero), and the post-Merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008. See Notes 1 and 3.

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and accounting policies

Basis of presentation

        These notes contain references to the years 2009 and 2008, which represent fiscal years ended January 29, 2010 and January 30, 2009, respectively, each of which were 52-week accounting periods. The Company completed a merger transaction on July 6, 2007 and therefore fiscal year 2007 includes separate presentation of the periods before and after the merger. The Company's fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

        Dollar General Corporation (the "Company") was acquired on July 6, 2007 through a Merger (as defined and discussed in greater detail in Note 3 below) accounted for as a reverse acquisition. Although the Company continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for the "Predecessor" and "Successor" relating to the periods preceding and succeeding the Merger, respectively. As a result of the Company applying purchase accounting and a new basis of accounting beginning on July 7, 2007, the financial reporting periods presented are as follows:

  •
  The presentation for 2009 and 2008 reflect the Successor.

  •
  The 2007 periods presented include the Predecessor period of the Company, reflecting 22 weeks of operating results from February 3, 2007 to July 6, 2007 and 30 weeks of operating results for the Successor period, reflecting the Merger of the Company and Buck Acquisition Corp. ("BAC") from July 7, 2007 to February 1, 2008.

  •
  BAC's results of operations for the period from its inception on March 6, 2007 to July 6, 2007 (prior to the Merger on July 6, 2007) are also included in the consolidated financial statements for the Successor period described above as a result of certain derivative financial instruments entered into by BAC prior to the Merger, as further described in Note 8. Other than these financial instruments, BAC had no assets, liabilities, or operations prior to the Merger.

        The consolidated financial statements for the Predecessor periods have been prepared using the Company's historical basis of accounting. As a result of purchase accounting, the pre-Merger and post-Merger consolidated financial statements are not comparable.

        The Company effected a reverse stock split effective October 12, 2009, of 1 share for each 1.75 shares outstanding as of that date. All share and per share amounts presented in the consolidated financial statements have been adjusted to reflect the reverse stock split. The Company completed the initial public offering of its common stock on November 18, 2009, as described in more detail in Note 2.

Business description

        The Company sells general merchandise on a retail basis through 8,828 stores (as of January 29, 2010) in 35 states covering most of the southern, southwestern, midwestern and eastern United States. The Company has distribution centers ("DCs") in Scottsville, Kentucky; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina and Marion, Indiana.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

        The Company purchases its merchandise from a wide variety of suppliers. Approximately 9% and 6% of the Company's purchases in 2009 were made from the Company's largest and second largest suppliers, respectively.

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

        Payments due from banks for third-party credit card, debit card and electronic benefit transactions classified as cash and cash equivalents totaled approximately $23.2 million and $16.2 million at January 29, 2010 and January 30, 2009, respectively.

        The Company's cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding but unpresented checks totaling approximately $159.6 million and $127.6 million at January 29, 2010 and January 30, 2009, respectively, have been included in Accounts payable in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or the Company's credit facilities.

        At January 29, 2010, the Company had certain cash balances equal to $20.0 million held in accordance with certain insurance-related regulatory requirements, as further described below under "Insurance liabilities."

Investments in debt and equity securities

        The Company accounts for its investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. Debt securities categorized as held-to-maturity are stated at amortized cost. Debt and equity securities categorized as available-for-sale are stated at fair value, with any unrealized gains and losses, net of deferred income taxes, reported as a component of Accumulated other comprehensive loss. Trading securities (primarily mutual funds held pursuant to deferred compensation and supplemental retirement plans, as further discussed in Note 10) are stated at fair value, with changes in fair value recorded as a component of Selling, general and administrative ("SG&A") expense.

        As of January 29, 2010 and January 30, 2009, the Company had investments in trading securities of $8.8 million and $8.7 million, respectively, $1.6 million and $2.1 million of which were classified as Prepaid expenses and other current assets, respectively, and $7.2 million and $6.6 million of which were classified as Other assets, net, respectively, in the consolidated balance sheets. Historical cost information pertaining to these investments in mutual funds by participants in the Company's supplemental retirement and compensation deferral plans is not readily available to the Company.

        During 2008, the Company's South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company ("ARIC"), had investments in various debt securities. These investments were held pursuant to South Carolina regulatory requirements to maintain certain asset balances related to ARIC's liability and equity balances, which could limit the Company's ability to use

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

these assets for general corporate purposes. In May 2008, the state of South Carolina made certain changes to these regulations, which in turn changed the Company's investment requirements. As a result, the Company reclassified certain investments held by ARIC from held-to-maturity to available-for-sale, and ARIC subsequently liquidated certain investments totaling $48.6 million during 2008.

        For the years ended January 29, 2010, January 30, 2009, the Successor period ended February 1, 2008 and the Predecessor period ended July 6, 2007, gross realized gains and losses on the sales of available-for-sale securities were not material. The cost of securities sold is based upon the specific identification method.

Merchandise inventories

        Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out ("LIFO") method as this method results in a better matching of costs and revenues. Under the Company's retail inventory method ("RIM"), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales at a department level. Costs directly associated with warehousing and distribution are capitalized into inventory. The excess of current cost over LIFO cost was approximately $47.5 million and $50.0 million at January 29, 2010 and January 30, 2009, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO benefit of $2.5 million in 2009, and LIFO provisions of $43.9 million, $6.1 million and zero during 2008, and the 2007 Successor and Predecessor periods, respectively.

        The 2008 LIFO provision was impacted by increased commodity costs related to food and pet products which were driven by fruit and vegetable prices and rising freight costs. In addition, increases in petroleum, resin, metals, pulp and other raw material commodity costs also resulted in multiple product cost increases. These trends generally stabilized or reversed in 2009.

Vendor rebates

        The Company accounts for all cash consideration received from vendors in accordance with applicable accounting standards pertaining to such arrangements. Cash consideration received from a vendor is generally presumed to be a rebate or an allowance and is accounted for as a reduction of merchandise purchase costs as earned. However, certain specific, incremental and otherwise qualifying SG&A expenses related to the promotion or sale of vendor products may be offset by cash consideration received from vendors, in accordance with arrangements such as cooperative advertising, when earned for dollar amounts up to but not exceeding actual incremental costs. The Company recognizes amounts received for cooperative advertising on performance, "first showing" or distribution, consistent with its policy for advertising expense in accordance with applicable accounting standards for reporting on advertising costs.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Property and equipment

        Property and equipment are recorded at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

Land improvements	20
Buildings	39 - 40
Furniture, fixtures and equipment	3 - 10

        Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

Impairment of long-lived assets

        When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, other than goodwill, in relation to the operating performance and future cash flows or the appraised values of the underlying assets. In accordance with accounting standards for long-lived assets, the Company reviews for impairment stores open more than two years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. The Company's estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's estimated fair value. The fair value is estimated based primarily upon estimated future cash flows (discounted at the Company's credit adjusted risk-free rate) or other reasonable estimates of fair market value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.

        The Company recorded impairment charges included in SG&A expense of approximately $5.0 million in 2009, $4.0 million in 2008 and zero and $0.2 million in the 2007 Successor and Predecessor periods, respectively, to reduce the carrying value of certain of its stores' assets as deemed necessary based on the Company's evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in negative current and projected future cash flows at these locations.

Capitalized interest

        To assure that interest costs properly reflect only that portion relating to current operations, interest on borrowed funds during the construction of property and equipment is capitalized where applicable. No interest costs were capitalized in 2009, 2008 or the 2007 periods.

Goodwill and other intangible assets

        The Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment when indicators of impairment are present, based on undiscounted cash flows, and if impaired, written down to fair value based on either discounted cash flows or appraised values.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

        Goodwill and intangible assets with indefinite lives are tested for impairment annually or more frequently if indicators of impairment are present and written down to fair value as required. No impairment of intangible assets has been identified during any of the periods presented.

        The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company's reporting unit based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts) and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the implied fair value of goodwill would require the Company to allocate the estimated fair value of its reporting unit to its assets and liabilities. Any unallocated fair value would represent the implied fair value of goodwill, which would be compared to its corresponding carrying value.

Other assets

        Other assets consist primarily of qualifying prepaid expenses, debt issuance costs which are amortized over the life of the related obligations, and utility and security deposits. Such debt issuance costs increased substantially subsequent to the Merger as further discussed in Notes 3 and 7.

Accrued expenses and other liabilities

        Accrued expenses and other consist of the following:

	Successor
(In thousands)	January 29, 2010	January 30, 2009
Compensation and benefits	$100,843	$87,451
Insurance	65,408	65,524
Taxes (other than taxes on income)	72,902	66,983
Other	103,137	155,087

	$342,290	$375,045

        Other accrued expenses primarily include the current portion of liabilities for legal settlements, freight expense, contingent rent expense, interest, electricity, lease contract termination liabilities for closed stores, common area and other maintenance charges, store insurance liabilities and income tax related reserves.

Insurance liabilities

        The Company retains a significant portion of risk for its workers' compensation, employee health, general liability, property and automobile claim exposures. Accordingly, provisions are made for the Company's estimates of such risks. The undiscounted future claim costs for the workers' compensation, general liability, and health claim risks are derived using actuarial methods. To the extent that subsequent claim costs vary from those estimates, future results of operations will be affected. Ashley River Insurance Company (or ARIC, as defined above), a South Carolina-based wholly owned captive

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers' compensation and non-property general liability exposures. Pursuant to South Carolina insurance regulations, ARIC is required to maintain certain levels of cash and cash equivalents related to its self insured exposures. ARIC currently insures no unrelated third-party risk.

        As a result of the Merger, the Company recorded its assumed self-insurance reserves as of the Merger date at their present value in accordance with applicable accounting standards for business combinations, using a discount rate of 5.4%. The balance of the resulting discount was $7.4 million and $11.7 million at January 29, 2010 and January 30, 2009, respectively. Other than for reserves assumed in a business combination, the Company's policy is to record self-insurance reserves on an undiscounted basis.

Operating leases and related liabilities

        Rent expense is recognized over the term of the lease. The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. Any difference between the calculated expense and the amounts actually paid are reflected as a liability, with the current portion in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $14.5 million and $7.7 million at January 29, 2010 and January 30, 2009, respectively.

        The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable, in accordance with applicable accounting standards for contingent rent. The amount expensed but not paid as of January 29, 2010 and January 30, 2009 was approximately $10.8 million and $10.4 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets (See Note 9).

        In the normal course of business, based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Generally, for store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the date the store is closed in accordance with applicable accounting standards for costs associated with exit or disposal activities. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. Liabilities are reviewed periodically and adjusted when necessary. The current portion of the closed store rent liability is reflected in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $7.6 million at January 29, 2010 and $13.2 million at January 30, 2009.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Other liabilities

        Non-current Other liabilities consist of the following:

	Successor
(In thousands)	January 29, 2010	January 30, 2009
Compensation and benefits	$12,441	$8,399
Insurance	140,633	139,410
Income tax related reserves	68,021	47,307
Derivatives	57,058	63,523
Other	24,195	30,649

	$302,348	$289,288

        Amounts reflected as "other" in the table above consist primarily of deferred rent, lease contract termination liabilities for closed stores, leasehold interests liabilities, and rebate obligations.

Fair value accounting

        On February 2, 2008 and January 31, 2009, the Company adopted various components of the accounting standards for fair value, which define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. These standards apply to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

        Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

        Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

        The valuation of the Company's derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

        The Company incorporates credit valuation adjustments (CVAs) to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

        The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. However, the CVAs associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of January 29, 2010, the Company has assessed the significance of the impact of the CVAs on the overall valuation of its derivative positions and has determined that the CVAs are not significant to the overall valuation of its derivatives. Based on the Company's review of the CVAs by counterparty portfolio, the Company has determined that the CVAs are not significant to the overall portfolio valuations, as the CVAs are deemed to be immaterial in terms of basis points and are a very small percentage of the aggregate notional value. Although some of the CVAs as a percentage of termination value appear to be more significant, primary emphasis was placed on a review of the CVA in basis points and the percentage of the notional value. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of January 29, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 29, 2010
Assets:
Trading securities(a)	$8,822	$—	$—	$8,822
Liabilities:
Long-term obligations(b)	3,519,171	24,644	—	3,543,815
Derivative financial instruments(c)	—	57,058	—	57,058

(a)
Reflected at fair value in the consolidated balance sheet as Prepaid expenses and other current assets of $1,617 and Other assets, net of $7,205.

(b)
Reflected at book value in the consolidated balance sheet as Current portion of long-term obligations of $3,671 and Long-term obligations of $3,399,715.

(c)
Reflected at fair value in the consolidated balance sheet as noncurrent Other liabilities.

        The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of January 29, 2010.

Derivative financial instruments

        The Company accounts for derivative financial instruments in accordance with accounting standards for derivative instruments and hedging activities. All financial instrument positions taken by the Company are intended to be used to reduce risk by hedging an underlying economic exposure.

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.

        The Company's derivative financial instruments, in the form of interest rate swaps at January 29, 2010, are related to variable interest rate risk exposures associated with the Company's long-term debt and were entered into in an attempt to manage that risk. The counterparties to the Company's derivative agreements are all major international financial institutions. The Company continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties, however, there can be no assurance that such nonperformance will not occur.

Revenue and gain recognition

        The Company recognizes retail sales in its stores at the time the customer takes possession of merchandise. All sales are net of discounts and estimated returns and are presented net of taxes assessed by governmental authorities that are imposed concurrent with those sales. The liability for retail merchandise returns is based on the Company's prior experience. The Company records gain contingencies when realized.

        The Company recognizes gift card sales revenue at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards was approximately $1.9 million and $1.5 million at January 29, 2010 and January 30, 2009, respectively, and is recorded in Accrued expenses and other. Through January 29, 2010, the Company has not recorded any breakage income related to its gift card program.

Advertising costs

        Advertising costs are expensed upon performance, "first showing" or distribution, and are reflected net of qualifying cooperative advertising funds provided by vendors in SG&A expenses. Advertising costs were $41.5 million, $27.8 million, $23.6 million and $17.3 million in 2009, 2008, and the 2007 Successor and Predecessor periods, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in-store signage, and costs associated with the sponsorships of certain automobile racing activities. Vendor funding for cooperative advertising offset reported expenses by $9.0 million, $7.8 million, $6.6 million and $2.0 million in 2009, 2008, and the 2007 Successor and Predecessor periods, respectively.

Share-based payments

        The Company recognizes compensation expense for share-based compensation based on the fair value of the awards on the grant date. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the prior estimate. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The Company bases this estimate on historical experience or estimates of future trends, as applicable. An increase in the forfeiture rate will decrease compensation expense.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

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

        The Company calculates compensation expense for nonvested restricted stock and similar awards as the difference between the market price of the underlying stock on the grant date and the purchase price, if any, and recognizes such amount on a straight-line basis over the period in which the recipient earns the nonvested restricted stock and similar awards.

Store pre-opening costs

        Pre-opening costs related to new store openings and the construction periods are expensed as incurred.

Income taxes

        Under the accounting standards for income taxes, the asset and liability method is used for computing the future income tax consequences of events that have been recognized in the Company's consolidated financial statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company's deferred income tax assets and liabilities.

        As discussed in Note 6, effective February 3, 2007 the Predecessor modified its method of accounting for income taxes in connection with the adoption of an accounting standard pertaining to uncertainty in income taxes. The adoption resulted in an $8.9 million decrease in retained earnings and a reclassification of certain amounts between deferred income taxes and other noncurrent liabilities to conform to the revised balance sheet presentation requirements. As of the date of adoption, the total reserve for uncertain tax benefits was $77.9 million. This reserve excludes the federal income tax benefit for the uncertain tax positions related to state income taxes, which is now included in deferred tax assets. As a result of the adoption of this standard, the reserve for interest expense related to income taxes was increased to $15.3 million and a reserve for potential penalties of $1.9 million related to uncertain income tax positions was recorded. As of the date of adoption, approximately $27.1 million of the reserve for uncertain tax positions would have impacted the Company's effective income tax rate subsequently if the Company were to recognize the tax benefit for these positions.

        Effective February 3, 2007, the Company has elected to record income tax related interest and penalties as a component of the provision for income tax expense.

        Income tax reserves are determined using a methodology which requires companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company's determinations and estimates

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

prove to be inaccurate, the resulting adjustments could be material to the Company's future financial results.

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

Accounting standards

        In June 2009 the Financial Accounting Standards Board ("FASB") issued a new accounting standard which established the FASB Accounting Standards Codification ("ASC") as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, including the Company. On September 15, 2009, the effective date of this standard, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC became nonauthoritative. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

        In June 2009 the FASB issued a new accounting standard relating to variable interest entities. This standard amends previous standards and requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity, specifies updated criteria for determining the primary beneficiary, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, requires enhanced disclosures about an enterprise's involvement in a variable interest entity, and includes other provisions. This standard will be effective as of the beginning of the Company's first interim and annual reporting periods that begin after November 15, 2009. Earlier application is prohibited. This standard is not expected to have a material effect on the consolidated financial statements.

        During the second quarter of 2009 the Company adopted the ASC Subsequent Events Topic. The objective of this topic is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010 minor modifications were made to this guidance. The adoption of these standards has not had a material effect on the Company's consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

        The Company adopted the additional disclosure provisions of the ASC Derivatives and Hedging Topic during the first quarter of 2009 as discussed in Note 8. These standards require entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows.

        The Company changed its accounting for fair value of its nonfinancial assets and liabilities in connection with the adoption of certain provisions of the ASC Fair Value Measurements and Disclosures Topic effective January 31, 2009.

Reclassifications

        Certain reclassifications of the 2007 and 2008 amounts have been made to conform to the 2009 presentation.

2. Initial public offering and special dividend

        On November 18, 2009, the Company completed the initial public offering of its common stock. The Company issued 22,700,000 shares in the offering, and an existing shareholder sold an additional 16,515,000 outstanding shares. Net proceeds to the Company from the offering of $446.0 million were used to redeem outstanding debt, as discussed in more detail in Note 7 below. The Company paid a $4.8 million transaction fee to Kohlberg Kravis Roberts & Co., L.P. ("KKR") and Goldman, Sachs & Co. in connection with the offering. Although this transaction fee was not paid from the net proceeds of the offering, it was directly related to the offering and accounted for as a cost of raising equity.

        Upon the completion of the offering, the Company incurred additional charges of $58.8 million for fees paid to terminate its advisory agreement with KKR and Goldman, Sachs & Co. The transaction and termination fees paid to such parties are discussed in more detail in Note 12 below. The Company also incurred charges of $9.4 million for the accelerated vesting of certain share-based awards as discussed in more detail in Note 11 below.

        On September 8, 2009, the Company's Board of Directors declared a special dividend on the Company's outstanding common stock (including shares of restricted stock) of $0.7525 per share, or approximately $239.3 million in the aggregate, which was paid on September 11, 2009 to shareholders of record on September 8, 2009. The special dividend was paid with cash generated from operations. Pursuant to the terms of the Company's stock option plans, holders of stock options received either a pro-rata adjustment to the terms of their share-based awards or a cash payment (totaling approximately $0.5 million for all such grantees) in substitution for such adjustment as a result of the dividend.

3. Merger

        On March 11, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Buck Holdings L.P., a Delaware limited partnership ("Buck"), and BAC, a Tennessee corporation and wholly owned subsidiary of Buck. Buck is and BAC was (prior to the Merger) controlled by investment funds affiliated with KKR. On July 6, 2007, the transaction was consummated through a merger (the "Merger") of BAC with and into the Company. The Company survived the

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Merger (Continued)

Merger as a subsidiary of Buck. The Company's results of operations after July 6, 2007 include the effects of the Merger.

        The aggregate purchase price was approximately $7.1 billion, including direct costs of the Merger, and was funded primarily through debt financings as described more fully below in Note 7 and cash equity contributions from KKR, GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), and other equity co-investors (collectively, the "Investors" of approximately $2.8 billion (316.2 million shares of new common stock, $0.875 par value per share, valued at $8.75 per share). Also in connection with the Merger, certain of the Company's management employees invested in and were issued new shares, representing less than 1% of the outstanding shares, in the Company. Pursuant to the terms of the Merger Agreement, the former holders of the Predecessor's common stock, par value $0.50 per share, received $22.00 per share, or approximately $6.9 billion, and all such shares were acquired as a result of the Merger.

        As discussed in Note 1, the Merger was accounted for as a reverse acquisition in accordance with applicable purchase accounting provisions. Because of this accounting treatment, the Company's assets and liabilities have properly been accounted for at their estimated fair values as of the Merger date. The aggregate purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon an assessment of their relative fair values as of the Merger date.

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

        The purchase price allocation included approximately $4.34 billion of goodwill, none of which is expected to be deductible for tax purposes. The goodwill balance at January 30, 2009 decreased $6.3 million from the balance at February 1, 2008 due to an adjustment to income tax contingencies as further discussed in Note 6.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Merger (Continued)

        The purchase price allocation as of January 29, 2010 and January 30, 2009 also included approximately $1.4 billion of other intangible assets, as follows:

	As of January 29, 2010
(In thousands)	Estimated Useful Life	Amount	Accumulated Amortization	Net
Leasehold interests	2 to 17.5 years	$184,168	$100,793	$83,375
Internally developed software	3 years	12,300	10,592	1,708

		196,468	111,385	85,083
Trade names and trademarks	Indefinite	1,199,200	—	1,199,200

		$1,395,668	$111,385	$1,284,283

	As of January 30, 2009
(In thousands)	Estimated Useful Life	Amount	Accumulated Amortization	Net
Leasehold interests	2 to 17.5 years	$184,570	$64,020	$120,550
Internally developed software	3 years	12,300	6,492	5,808

		196,870	70,512	126,358
Trade names and trademarks	Indefinite	1,199,200	—	1,199,200

		$1,396,070	$70,512	$1,325,558

        The Company recorded amortization expense related to amortizable intangible assets for 2009, 2008 and the 2007 Successor period of $41.3 million, $45.0 million and $26.1 million, respectively, ($37.2 million, $40.9 million and $23.7 million, respectively, of which is included in rent expense). Expected future cash flows associated with the Company's intangible assets are not expected to be materially affected by the Company's intent or ability to renew or extend the arrangements.

        For intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2010—$27.2 million, 2011—$20.9 million, 2012—$17.0 million, 2013—$12.0 million, and 2014—$5.8 million.

        Fees and expenses related to the Merger totaled $102.6 million, principally consisting of investment banking fees, legal fees and stock compensation ($39.4 million as further discussed in Note 11), and are reflected in the 2007 results of operations. Capitalized debt issuance costs as of the Merger date of $87.4 million for Merger-related financing were reflected in other long-term assets in the consolidated balance sheet.

        The following represents the unaudited pro forma results of the Company's consolidated operations as if the Merger had occurred on February 3, 2007, after giving effect to certain

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Merger (Continued)

adjustments, including the depreciation and amortization of the assets acquired based on their estimated fair values and changes in interest expense resulting from changes in consolidated debt:

(In thousands)	Year Ended February 1, 2008
Revenue	$9,495,246
Net loss	(57,939)

        The pro forma information does not purport to be indicative of what the Company's results of operations would have been if the acquisition had in fact occurred at the beginning of the period presented, and is not intended to be a projection of the Company's future results of operations.

4. Earnings per share

        Earnings (loss) per share is computed as follows (in thousands except per share data):

	2009
Successor	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$339,442	322,778	$1.05
Effect of dilutive share-based awards		2,058

Diluted earnings per share	$339,442	324,836	$1.04

	2008
Successor	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$108,182	317,024	$0.34
Effect of dilutive share-based awards		479

Diluted earnings per share	$108,182	317,503	$0.34

	March 6, 2007 through February 1, 2008
Successor	Net Loss	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(4,818)	316,777	$(0.02)
Effect of dilutive share-based awards		—

Diluted earnings (loss) per share	$(4,818)	316,777	$(0.02)

        Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share was determined based on the dilutive effect of share-based awards using the treasury stock method.

        Because of the Merger, the Company's weighted average shares outstanding for periods before and after the Merger are not comparable, as further discussed in Note 1. As a result, earnings per share amounts for periods prior to the Merger are not presented herein.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Earnings per share (Continued)

        Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings (loss) per share because the effect of exercising such options would be antidilutive, were 0.2 million, 12.1 million and 12.5 million in 2009, 2008 and the 2007 Successor period, respectively.

5. Property and equipment

        Property and equipment is recorded at cost and summarized as follows:

	Successor
(In thousands)	January 29, 2010	January 30, 2009
Land and land improvements	$137,903	$137,779
Buildings	520,867	518,933
Leasehold improvements	130,774	117,846
Furniture, fixtures and equipment	992,423	781,425
Construction in progress	10,406	5,025

	1,792,373	1,561,008
Less accumulated depreciation and amortization	463,987	292,048

Net property and equipment	$1,328,386	$1,268,960

        Depreciation expense related to property and equipment was approximately $201.1 million, $190.5 million, $116.9 million, and $83.5 million for 2009, 2008, and the 2007 Successor and Predecessor periods, respectively. Amortization of capital lease assets is included in depreciation expense.

6. Income taxes

        The provision (benefit) for income taxes consists of the following:

	Successor			Predecessor
(In thousands)	2009	2008	March 6, 2007 through February 1, 2008	February 3, 2007 through July 6, 2007
Current:
Federal	$173,027	$10,489	$(25,726)	$31,114
Foreign	1,465	1,084	409	495
State	21,002	1,214	4,306	1,258

	195,494	12,787	(21,011)	32,867

Deferred:
Federal	12,412	64,403	22,157	(18,750)
Foreign	(49)	(3)	—	—
State	4,817	9,034	(2,921)	(2,124)

	17,180	73,434	19,236	(20,874)

	$212,674	$86,221	$(1,775)	$11,993

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income taxes (Continued)

        A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

	Successor						Predecessor
(Dollars in thousands)	2009		2008		March 6, 2007 through February 1, 2008		February 3, 2007 through July 6, 2007
U.S. federal statutory rate on earnings before income taxes	$193,241	35.0%	$68,041	35.0%	$(2,308)	35.0%	$1,399	35.0%
State income taxes, net of federal income tax benefit	18,375	3.3	5,361	2.8	904	(13.7)	(1,135)	(28.4)
Jobs credits, net of federal income taxes	(8,590)	(1.6)	(9,149)	(4.7)	(3,022)	45.8	(2,227)	(55.7)
Increase (decrease) in valuation allowances	(1,722)	(0.3)	3,038	1.6	—	—	551	13.8
Income tax related interest expense, net of federal income tax benefit	1,289	0.2	(2,015)	(1.0)	2,738	(41.5)	(172)	(4.3)
Nondeductible Merger-related lawsuit settlement	(366)	(0.1)	18,130	9.3	—	—	—	—
Nondeductible transaction costs	—	—	—	—	—	—	13,501	337.9
Other, net	10,447	2.0	2,815	1.4	(87)	1.3	76	1.9

	$212,674	38.5%	$86,221	44.4%	$(1,775)	26.9%	$11,993	300.2%

        The 2009 effective tax rate is an expense of 38.5%. This expense is greater than the expected tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2009 effective tax rate is less than the 2008 rate of 44.4% due principally to the unfavorable impact that the non-deductible, merger related lawsuit settlement had on the 2008 rate. This reduction in the effective tax rate was partially offset by a decrease in the tax rate benefit related to federal jobs credits. While the total amount of jobs credits earned in 2009 was similar to the amount earned in 2008, the impact of this benefit on the effective tax rate was reduced due to the 2009 increase in income before tax.

        The 2008 effective income tax rate is an expense of 44.4%. This expense is greater than the expected U.S. statutory tax rate of 35% principally due to the non-deductibility of the settlement and related expenses associated with the Merger-related shareholder lawsuit.

        The income tax rate for the Successor period ended February 1, 2008 is a benefit of 26.9%. This benefit is less than the expected U.S. statutory rate of 35% due to the incurrence of state income taxes in several of the group's subsidiaries that file their state income tax returns on a separate entity basis and the election to include, effective February 3, 2007, income tax related interest and penalties in the amount reported as income tax expense.

        The income tax rate for the Predecessor period ended July 6, 2007 is an expense of 300.2%. This expense is higher than the expected U.S. statutory rate of 35% due principally to the non-deductibility of certain acquisition expenses related to the Merger.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income taxes (Continued)

        Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	Successor
(In thousands)	January 29, 2010	January 30, 2009
Deferred tax assets:
Deferred compensation expense	$7,214	$5,350
Accrued expenses and other	4,223	4,815
Accrued rent	5,329	4,830
Accrued insurance	67,124	66,091
Accrued bonuses	26,112	23,016
Interest rate hedges	22,249	25,327
Tax benefit of income tax and interest reserves related to uncertain tax positions	9,498	11,859
Other	15,399	12,021
State tax net operating loss carryforwards, net of federal tax	7,000	9,252
State tax credit carryforwards, net of federal tax	15,696	13,545

	179,844	176,106
Less valuation allowances	(8,086)	(9,808)

Total deferred tax assets	171,758	166,298

Deferred tax liabilities:
Property and equipment	(177,171)	(156,591)
Inventories	(66,002)	(38,901)
Trademarks	(435,336)	(431,654)
Amortizable assets	(31,724)	(47,446)
Insurance related tax method change	(30,059)	(42,641)
Other	(2,699)	(566)

Total deferred tax liabilities	(742,991)	(717,799)

Net deferred tax liabilities	$(571,233)	$(551,501)

        Net deferred tax liabilities are reflected separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred tax liabilities as recorded in the consolidated balance sheets:

	Successor
(In thousands)	January 29, 2010	January 30, 2009
Current deferred income tax assets (liabilities), net	$(25,061)	$4,600
Noncurrent deferred income tax liabilities, net	(546,172)	(556,101)

Net deferred tax liabilities	$(571,233)	$(551,501)

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income taxes (Continued)

        The Company has state net operating loss carryforwards as of January 29, 2010 that total approximately $203.9 million which will expire in 2017 through 2023. The Company also has state tax credit carryforwards of approximately $24.1 million that will expire beginning in 2010 through 2025.

        The valuation allowance has been provided for federal capital losses and state tax credit carryforwards. The 2009 decrease of $1.7 million was recorded as a reduction in income tax expense. The 2008 increase of $8.2 million was recorded as income tax expense of $3.0 million and an adjustment to goodwill of $5.2 million. The full amount of the change in the valuation allowance for the 2007 Successor period, a decrease of $4.2 million, was recorded as an adjustment to goodwill. The increase of $0.6 million in the Predecessor period ended July 6, 2007 was included in income tax expense. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

        During 2008, goodwill recorded in connection with the Merger was reduced by $6.3 million principally as a result of the favorable settlement of uncertain income tax positions that existed at the time of the Merger.

        The Predecessor adopted the provisions of accounting standards relating to uncertain tax provisions effective February 3, 2007. The adoption resulted in an $8.9 million decrease in retained earnings and a reclassification of certain amounts between deferred income taxes and other noncurrent liabilities to conform to the balance sheet presentation requirements. As of the date of adoption, the total uncertain tax benefits were $77.9 million. This amount excludes the federal income tax benefit for the uncertain tax positions related to state income taxes, which is included in deferred tax assets. As a result of the adoption, the reserve for interest expense related to income taxes was increased to $15.3 million and a reserve for potential penalties of $1.9 million related to uncertain income tax positions was recorded.

        Subsequent to the adoption, the Company has elected to record income tax related interest and penalties as a component of the provision for income tax expense.

        The Internal Revenue Service ("IRS") is examining the Company's federal income tax returns for fiscal years 2005 and 2006. The 2004 and earlier years are not open for examination. The 2007, 2008 and 2009 fiscal years, while not currently under examination, are subject to examination at the discretion of the IRS. The Company has various state income tax examinations that are currently in progress. The estimated liability related to these state income tax examinations is included in the Company's reserve for uncertain tax positions. Generally, the Company's tax years ended in 2006 and forward remain open for examination by the various state taxing authorities.

        As of January 29, 2010, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $67.6 million, $8.8 million and $1.7 million, respectively, for a total of $78.1 million. Of this amount, $8.5 million and $68.0 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the consolidated balance sheet with the remaining $1.6 million reducing deferred tax assets related to net operating loss carry forwards.

        During the fiscal year ended January 29, 2010, the Company included in its consolidated statement of operations a net increase of $11.9 million, $2.3 million and $0.4 million related to uncertain tax benefits, interest expense related to income taxes and potential tax penalties, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income taxes (Continued)

        As of January 30, 2009, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $59.1 million, $11.3 million and $1.5 million, respectively, for a total of $71.9 million. Of this amount, $20.8 million and $47.3 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the consolidated balance sheet with the remaining $3.8 million reducing deferred tax assets related to net operating loss carry forwards.

        During the year ended January 30, 2009, the Company included in its consolidated statement of operations a net increase of $0.8 million, a net decrease of $1.0 million and a net increase of $0.3 million related to uncertain tax benefits, interest expense related to income taxes and potential tax penalties, respectively. The net decrease in interest expense related to uncertain tax positions is due to the reduction during 2008 in amounts previously accrued related to uncertain tax positions.

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

        The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $36.5 million in the coming twelve months principally as a result of the settlement of currently ongoing income tax examinations and the anticipated filing of an income tax accounting method change request that is expected to resolve certain uncertainties related to accounting methods employed by the Company. The reasonably possible change of $36.5 million is included in current liabilities in Accrued expenses and other ($7.7 million) and in noncurrent Other liabilities ($28.8 million) in the consolidated balance sheet as of January 29, 2010. Also, as of January 29, 2010, approximately $41.2 million of the uncertain tax positions would impact the Company's effective income tax rate if the Company were to recognize the tax benefit for these positions.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income taxes (Continued)

        A reconciliation of the uncertain income tax positions from February 3, 2007 (the date of adoption) through January 29, 2010 is as follows:

(In thousands)
Balance as of February 3, 2007	$77,864
Increases—tax positions taken in the current year	19,568
Increases—tax positions taken in prior years	1,149
Decrease—tax positions taken in prior years	(9)
Statute expirations	(185)
Settlements	(1,787)

Balance as of February 1, 2008	$96,600
Increases—tax positions taken in the current year	25,977
Decrease—tax positions taken in the current year	(2,250)
Increases—tax positions taken in prior years	3,271
Decrease—tax positions taken in prior years	(58,607)
Statute expirations	(1,955)
Settlements	(3,979)

Balance as of January 30, 2009	$59,057
Increases—tax positions taken in the current year	13,701
Increases—tax positions taken in prior years	4,039
Decrease—tax positions taken in prior years	(1,111)
Statute expirations	—
Settlements	(8,050)

Balance as of January 29, 2010	$67,636

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Current and long-term obligations

        Current and long-term obligations consist of the following:

	Successor
(In thousands)	January 29, 2010	January 30, 2009
Senior secured term loan facility	$1,963,500	$2,300,000
ABL Facility	—	—
10 5/8% Senior Notes due July 15, 2015, net of discount of $14,788 and $20,033, respectively	964,545	1,154,967
117/8/12 5/8% Senior Subordinated Notes due July 15, 2017	450,697	655,891
8 5/8% Notes due June 15, 2010	1,822	1,822
Capital lease obligations	8,327	9,939
Tax increment financing due February 1, 2035	14,495	14,495

	3,403,386	4,137,114
Less: current portion	(3,671)	(14,158)

Long-term portion	$3,399,715	$4,122,956

        The Company entered into two senior secured credit agreements (the "Credit Facilities") at the time of the Merger. As of January 29, 2010, the Credit Facilities provide total financing of $2.995 billion, consisting of $1.964 billion in a senior secured term loan facility ("Term Loan Facility") which matures on July 6, 2014, and a senior secured asset-based revolving credit facility ("ABL Facility") of up to $1.031 billion, subject to borrowing base availability, which matures on July 6, 2013.

        The amount available under the ABL Facility (including up to $350.0 million for letters of credit) may not exceed the borrowing base (consisting of specified percentages of eligible inventory and credit card receivables less any applicable availability reserves). The ABL Facility includes a $930.0 million tranche and a $101.0 million ("last out") tranche. Repayments of the ABL Facility will be applied to the $101.0 million tranche only after all other tranches have been fully paid down.

        Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at the Company's option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the Term Loan, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) under the ABL Facility (except in the last out tranche described above) as of January 29, 2010 and January 30, 2009, 1.25% for LIBOR borrowings and 0.25% for base-rate borrowings and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. The interest rate for borrowings under the Term Loan Facility was 3.0% and 3.4% (without giving effect to the interest rate swaps discussed in Note 8) as of January 29, 2010 and January 30, 2009, respectively.

        In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments. The commitment fee rate is 0.375% per annum. The commitment fee rate will be reduced (except with regard to the last out tranche) to 0.25% per annum at any time that the

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Current and long-term obligations (Continued)

unutilized commitments under the ABL Facility are equal to or less than 50% of the aggregate commitments under the ABL Facility. The Company also must pay customary letter of credit fees.

        The senior secured credit agreement for the Term Loan Facility requires the Company to prepay outstanding term loans, subject to certain exceptions, with percentages of excess cash flow, proceeds of non-ordinary course asset sales or dispositions of property, and proceeds of incurrences of certain debt. In addition, the senior secured credit agreement for the ABL Facility requires the Company to prepay the ABL Facility, subject to certain exceptions, with proceeds of non-ordinary course asset sales or dispositions of property and any borrowings in excess of the then current borrowing base. The Term Loan Facility can be prepaid in whole or in part at any time.

        Beginning September 30, 2009, the Company was required to repay installments on the loans under the Term Loan Facility in equal quarterly principal amounts in an aggregate amount per annum equal to 1% of the total funded principal amount at July 6, 2007. During 2009, the Company paid two such quarterly installments totaling $11.5 million. In addition, in January 2010 the Company voluntarily prepaid $325 million of the principal balance of the Term Loan Facility, and as a result, no further quarterly principal installments will be required prior to maturity of the Term Loan Facility on July 6, 2014. The Company incurred a pretax loss of $4.7 million for the write off of debt issuance costs associated with this prepayment.

        All obligations under the Credit Facilities are unconditionally guaranteed by substantially all of the Company's existing and future domestic subsidiaries (excluding certain immaterial subsidiaries and certain subsidiaries designated by the Company under the Credit Facilities as "unrestricted subsidiaries").

        All obligations and guarantees of those obligations under the Term Loan Facility are secured by, subject to certain exceptions, a second-priority security interest in all existing and after-acquired inventory and accounts receivable; a first priority security interest in substantially all of the Company's and the guarantors' tangible and intangible assets (other than the inventory and accounts receivable collateral); and a first-priority pledge of the capital stock held by the Company. All obligations under the ABL Facility are secured by all existing and after-acquired inventory and accounts receivable, subject to certain exceptions.

        The Credit Facilities contain certain covenants, including, among other things, covenants that limit the Company's ability to incur additional indebtedness, sell assets, incur additional liens, pay dividends, make investments or acquisitions, or repay certain indebtedness.

        Under the ABL facility, for the year ended January 29, 2010, the Company had no borrowings or repayments; for the year ended January 30, 2009, the Company had no borrowings and repayments of $102.5 million; and for the 2007 Successor period the Company had borrowings of $1.522 billion and repayments of $1.420 billion. As of January 29, 2010 and January 30, 2009, respectively, the Company had no borrowings, $85.1 million and $83.7 million of standby letters of credit, and $15.4 million and $51.0 million of commercial letters of credit, outstanding under the ABL Facility, with excess availability under the ABL Facility of $930.6 million and $932.8 million.

        On July 6, 2007, in conjunction with the Merger, the Company issued $1.175 billion aggregate principal amount of 10.625% senior notes due 2015 (the "Senior Notes") which were issued net of a discount of $23.2 million and which mature on July 15, 2015 pursuant to an indenture, dated as of July 6, 2007 (the "senior indenture"), and $725 million aggregate principal amount of 11.875%/12.625%

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Current and long-term obligations (Continued)

senior subordinated toggle notes due 2017 (the "Senior Subordinated Notes"), which mature on July 15, 2017, pursuant to an indenture, dated as of July 6, 2007 (the "senior subordinated indenture"). The Senior Notes and the Senior Subordinated Notes are collectively referred to herein as the "Notes". The senior indenture and the senior subordinated indenture are collectively referred to herein as the "indentures".

        Interest on the Notes is payable on January 15 and July 15 of each year. Interest on the Senior Notes is payable in cash. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum. For certain interest periods, the Company may elect to pay interest on the Senior Subordinated Notes by increasing the principal amount of the Senior Subordinated Notes or issuing new senior subordinated notes ("PIK interest") at a rate of 12.625% per annum. Through January 29, 2010, all interest on the Notes has been paid in cash.

        The Notes are fully and unconditionally guaranteed by each of the existing and future direct or indirect wholly owned domestic subsidiaries that guarantee the obligations under the Company's Credit Facilities.

        The Company may redeem some or all of the Notes at any time at redemption prices described or set forth in the indentures. In addition, the holders of the Notes can require the Company to redeem the Notes at 101% of the aggregate principal amount outstanding in the event of certain change in control events. In connection with the Company's November 2009 initial public offering, as further discussed in Note 2, the Company repurchased $195.7 million of the Senior Notes and $205.2 million of the Senior Subordinated Notes at redemption prices of 110.625% and 111.875%, respectively, plus accrued and unpaid interest, resulting in a pretax loss totaling $50.6 million. In January 2009 and January 2008, the Company repurchased $44.1 million and $25.0 million, respectively, of the Senior Subordinated Notes, resulting in pretax gains of $3.8 million and $4.9 million, respectively. Pretax gains and losses associated with the redemption of the Notes are reflected in Other (income) expense in the consolidated statements of operations.

        The indentures contain certain covenants, including, among other things, covenants that limit the Company's ability to incur additional indebtedness, create liens, sell assets, enter into transactions with affiliates, or consolidate or dispose of all of its assets.

        Scheduled debt maturities for the Company's fiscal years listed below are as follows (in thousands): 2010—$3,572; 2011—$1,177; 2012—$802; 2013—$292; 2014—$1,963,815; thereafter—$1,448,417.

        On July 6, 2007, immediately after the completion of the Merger, the Company completed a cash tender offer to purchase any and all of its $200 million principal amount of 8 5/8% Notes due June 2010 (the "2010 Notes"). Approximately 99% of the 2010 Notes were validly tendered and accepted for payment. The tender offer included a consent payment equal to 3% of the par value of the 2010 Notes, and such payments along with associated settlement costs totaling $6.2 million were paid and reflected as Other (income) expense in the 2007 Successor period presented.

8. Derivative financial instruments

        The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative financial instruments (Continued)

duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined primarily by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's borrowings.

        In addition, the Company is exposed to certain risks arising from uncertainties of future market values caused by the fluctuation in the prices of commodities. From time to time the Company has entered into derivative financial instruments to protect against future price changes related to transportation costs associated with forecasted distribution of inventory.

Cash flow hedges of interest rate risk

        The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate changes. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as "OCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Subsequent to the Merger, these transactions represent the only amounts reflected in Accumulated other comprehensive income (loss) in the consolidated statements of shareholders' equity. During the year ended January 29, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

        As of January 29, 2010, the Company had four interest rate swaps with a combined notional value of $1.42 billion that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI and such net gain or loss is being reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $41.5 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to commodity price risk but do not meet strict hedge accounting requirements. In February 2009, the Company entered into a commodity hedge related to diesel fuel to limit its exposure to variability in diesel fuel prices and their effect on transportation costs. Changes in the fair value of

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative financial instruments (Continued)

derivatives not designated in hedging relationships are recorded directly in earnings. As of January 29, 2010, the Company had no outstanding commodity hedges.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of January 29, 2010:

Tabular Disclosure of Fair Values of Derivative Instruments

(In thousands)	Asset Derivatives As of January 29, 2010		Liability Derivatives As of January 29, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps			Other liabilities	$57,058

        The tables below present the pre-tax effect of the Company's derivative financial instruments on the consolidated statement of operations (including OCI) for the year ended January 29, 2010:

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations
For the year ended January 29, 2010

				Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)			Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate swaps	$42,324	Interest expense	$50,140	Other (income) expense	$618

Derivatives Not Designated as Hedging Instruments	Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity hedges	Other (income) expense	$(341)

Credit-risk-related contingent features

        The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative financial instruments (Continued)

        As of January 29, 2010, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes the adjustment for nonperformance risk related to these agreements, was $59.2 million. As of January 29, 2010, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at January 29, 2010, it would have been required to settle its obligations under the agreements at their termination value of $59.2 million.

9. Commitments and contingencies

Leases

        As of January 29, 2010, the Company was committed under operating lease agreements for most of its retail stores. Many of the Company's stores are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of 10-15 years with multiple renewal options. The Company also has stores subject to shorter-term leases (usually with initial or current terms of three to five years), and many of these leases have multiple renewal options. Approximately 38% of the leased stores have provisions for contingent rentals based upon a specified percentage of defined sales volume. The land and buildings of two of the Company's DCs are subject to operating lease agreements and a third DC is subject to a financing arrangement. Certain leases contain restrictive covenants. As of January 29, 2010, the Company is not aware of any material violations of such covenants.

        The Company leases three of its DCs. The entities involved in the ownership structure underlying these leases meet the accounting definition of a Variable Interest Entity ("VIE"). As discussed below, one of these DCs has been recorded as a financing obligation. The land and buildings of the other two DCs have been recorded as operating leases. The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements.

        In January 1999, the Company sold its DC located in Ardmore, Oklahoma for 100% cash consideration. Concurrent with the sale transaction, the Company leased the property back for a period of 23 years. The transaction was recorded as a financing obligation rather than a sale as a result of, among other things, the lessor's ability to put the property back to the Company under certain circumstances. The property and equipment, along with the related lease obligation associated with this transaction are recorded in the consolidated balance sheets. In August 2007, the Company purchased a secured promissory note (the "Ardmore Note") from an unrelated third party with a face value of $34.3 million at the date of purchase which approximated the remaining financing obligation. The Ardmore Note represents debt issued by the third party entity from which the Company leases the Ardmore DC and therefore the Company holds the debt instrument pertaining to its lease financing obligation. Because a legal right of offset exists, the Company is accounting for the Ardmore Note as a reduction of its outstanding financing obligation in its consolidated balance sheets.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

        Future minimum payments as of January 29, 2010 for capital and operating leases are as follows:

(In thousands)	Capital Leases	Operating Leases
2010	$2,295	$423,813
2011	1,558	391,031
2012	1,135	342,811
2013	599	283,496
2014	602	226,189
Thereafter	5,237	657,697

Total minimum payments	11,426	$2,325,037

Less: imputed interest	(3,099)

Present value of net minimum lease payments	8,327
Less: current portion, net	(1,849)

Long-term portion	$6,478

        Capital leases were discounted at an effective interest rate of approximately 5.7% at January 29, 2010. The gross amount of property and equipment recorded under capital leases and financing obligations at both January 29, 2010 and at January 30, 2009, was $34.8 million. Accumulated depreciation on property and equipment under capital leases and financing obligations at January 29, 2010 and January 30, 2009, was $6.9 million and $5.3 million, respectively.

        Rent expense under all operating leases is as follows:

	Successor			Predecessor
(In thousands)	2009	2008	March 6, 2007 through February 1, 2008	February 3, 2007 through July 6, 2007
Minimum rentals(a)	$407,379	$370,827	$205,672	$143,188
Contingent rentals	21,248	18,796	8,780	6,964

	$428,627	$389,623	$214,452	$150,152

(a)
Excludes net contract termination costs of $2.5 million, $2.4 million and $19.1 million for the Successor periods ended January 30, 2009 and February 1, 2008 and the Predecessor period ended July 6, 2007, respectively. These expenses were recorded in association with the closing of stores associated with strategic initiatives implemented primarily in 2007. Also excludes amortization of leasehold interests of $37.2 million, $40.9 million and $23.7 million included in rent expense for the Successor periods ended January 29, 2010, January 30, 2009 and February 1, 2008, respectively.

Legal proceedings

        On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) ("Richter") in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the Fair Labor Standards

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

Act ("FLSA") and seeks to recover overtime pay, liquidated damages, and attorneys' fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff's motion. On March 23, 2007, the court conditionally certified a nationwide class.

        On May 30, 2007, the court stayed all proceedings in the case, including the sending of a notice to the class, to evaluate, among other things, certain appeals pending in the Eleventh Circuit involving claims similar to those raised in this action. During the stay, the statute of limitations was tolled for potential class members. The stay was extended on several occasions, the last of which expired on October 31, 2009. On December 2, 2009, notice was mailed to over 28,000 current or former Dollar General store managers, and approximately 3,860 individuals opted into the lawsuit.

        The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that this action is not appropriate for collective action treatment. The Company intends to vigorously defend this action and expects to ask the court to decertify the class at the conclusion of the discovery period. However, at this time, it is not possible to predict whether the court ultimately will permit this action to proceed collectively, and no assurances can be given that the Company will be successful in the defense on the merits or otherwise. If the Company is not successful in its efforts to defend this action, the resolution could have a material adverse effect on the Company's financial statements as a whole.

        On May 18, 2006, the Company was served with a lawsuit entitled Tammy Brickey, Becky Norman, Rose Rochow, Sandra Cogswell and Melinda Sappington v. Dolgencorp, Inc. and Dollar General Corporation (Western District of New York, Case No. 6:06-cv-06084-DGL, originally filed on February 9, 2006 and amended on May 12, 2006 ("Brickey")). The Brickey plaintiffs seek to proceed collectively under the FLSA and as a class under New York, Ohio, Maryland and North Carolina wage and hour statutes on behalf of, among others, assistant store managers who claim to be owed wages (including overtime wages) under those statutes. At this time, it is not possible to predict whether the court will permit this action to proceed collectively or as a class. However, the Company believes that this action is not appropriate for either collective or class treatment and that the Company's wage and hour policies and practices comply with both federal and state law. The Company plans to vigorously defend this action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise, and, if it is not successful, the resolution of this action could have a material adverse effect on the Company's financial statements as a whole.

        On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH ("Calvert")), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act and Title VII of the Civil Rights Act of 1964, as amended ("Title VII"). The complaint subsequently was amended to include additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations that the Company's compensation practices disparately impact females. Under the amended complaint, Plaintiffs seek to proceed collectively under the Equal Pay Act and as a class under Title VII, and request back wages, injunctive and declaratory relief, liquidated damages, punitive damages and attorney's fees and costs.

        On July 9, 2007, the plaintiffs filed a motion in which they asked the court to approve the issuance of notice to a class of current and former female store managers under the Equal Pay Act. The

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

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

        The plaintiffs have not yet moved for class certification relating to their Title VII claims. The Company expects such motion to be filed within the next few months and will strenuously oppose such a motion.

        At this time, it is not possible to predict whether the court ultimately will permit the Calvert action to proceed collectively under the Equal Pay Act or as a class under Title VII. However, the Company believes that the case is not appropriate for class or collective treatment and that its policies and practices comply with the Equal Pay Act and Title VII. The Company intends to vigorously defend the action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. If the Company is not successful in defending the Calvert action, its resolution could have a material adverse effect on the Company's financial statements as a whole.

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

        At this time, it is not possible to predict whether the court ultimately will permit the Cox action to proceed as a class. However, the Company believes that the case is not appropriate for class treatment and that its policies and practices comply with the Iowa Civil Rights Act. The Company intends to vigorously defend the action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. If the Company is not successful in defending this action, its resolution could have a material adverse effect on the Company's financial statements as a whole.

        Subsequent to the announcement of the agreement relating to the Merger, the Company and its directors were named in seven putative class actions alleging claims for breach of fiduciary duty arising out of the Company's proposed sale to investment funds affiliated with KKR. Each of the complaints alleged, among other things, that the Company's directors engaged in "self-dealing" by agreeing to recommend the transaction to the Company's shareholders and that the consideration available to such shareholders in the transaction was unfairly low. On motion of the plaintiffs, each of these cases was transferred to the Sixth Circuit Court for Davidson County, Twentieth Judicial District, at Nashville. By order dated April 26, 2007, the seven lawsuits were consolidated in the court under the caption, "In re: Dollar General," Case No. 07MD-1. On June 13, 2007, the court denied the Plaintiffs' motion for a temporary injunction to block the shareholder vote that was then held on June 21, 2007. On June 22, 2007, the Plaintiffs filed their amended complaint making claims substantially similar to those

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

outlined above. The court on November 6, 2008 certified a class of all persons who held stock in the Company on the date of the Merger. The defendants filed for summary judgment.

        On November 24, 2008, all defendants, including the Company, reached an agreement in principle to settle this lawsuit, subject to final documentation and court approval. The Company determined that the agreement would be in the best interest of the Company to avoid costly and time consuming litigation. Based on the agreement in principle, the Company recorded a charge of approximately $32.0 million in the third and fourth quarters of 2008 in connection with the proposed settlement, which was net of insurance proceeds of $10.0 million which was collected in the fourth quarter of 2008. On February 2, 2009, the Company funded the $40.0 million settlement, and on February 11, 2009, the court approved the terms of the settlement.

        From time to time, the Company is a party to various other legal actions involving claims incidental to the conduct of its business, including actions by employees, consumers, suppliers, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation, including under federal and state employment laws and wage and hour laws. The Company believes, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's financial statements as a whole. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company's results of operations, cash flows, or financial position. In addition, certain of these lawsuits, if decided adversely to the Company or settled by the Company, may result in liability material to the Company's financial position or may negatively affect operating results if changes to the Company's business operation are required.

Other

        In August 2008, the Consumer Product Safety Improvement Act of 2008 was signed into law. This law addresses, among other things, the permissible levels of lead and listed phthalates in certain products. The first tier of new standards for permissible levels of lead and phthalates became effective in February 2009; the second tier became effective in August 2009. To ensure compliance, the Company undertook a process to identify, mark down and cease the sale of any remaining inventory that would be impacted by the new law. The impact of this process was not material to the Company's consolidated financial statements.

10. Benefit plans

        The Dollar General Corporation 401(k) Savings and Retirement Plan, which became effective on January 1, 1998, is a safe harbor defined contribution plan and is subject to the Employee Retirement and Income Security Act ("ERISA").

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Benefit plans (Continued)

        A participant's right to claim a distribution of his or her account balance is dependent on ERISA guidelines and Internal Revenue Service regulations. All active employees are fully vested in all contributions to the 401(k) plan. During 2009, 2008, and the 2007 Successor and Predecessor periods, the Company expensed approximately $8.4 million, $8.0 million, $4.3 million and $3.0 million, respectively, for matching contributions. The Merger did not significantly impact the comparability of such expense amounts between periods.

        The Company also has a nonqualified supplemental retirement plan ("SERP") and compensation deferral plan ("CDP"), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and highly compensated employees. The supplemental retirement plan is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 12% of base pay plus bonus depending upon age plus years of service and job grade. Under the CDP, participants may defer up to 65% of base pay and up to 100% of bonus pay. An employee may be designated for participation in one or both of the plans, according to the eligibility requirements of the plans. The Company matches base pay deferrals at a rate of 100% of base pay deferral, up to 5% of annual salary, with annual salary offset by the amount of match-eligible salary in the 401(k) plan. All participants are 100% vested in their CDP accounts. The Company incurred compensation expense for these plans of approximately $1.9 million in 2009, $1.2 million in 2008, $0.3 million in the 2007 Successor period and $0.5 million in the 2007 Predecessor period.

        The CDP/SERP Plan assets are invested at the option of the participant in an account that mirrors the performance of a fund or funds selected by the Company's Compensation Committee or its delegate (the "Mutual Fund Options") or, prior to the Merger, in funds selected by the Company's Compensation Committee or its delegate and/or in an account that mirrored the performance of the Company's common stock (the "Common Stock Option"). Effective August 2, 2008, the deemed fund options under the CDP/SERP Plan were changed to mirror the same fund options offered under the 401(k) plan.

        Vested amounts are payable at the time designated by the plan upon the participant's termination of employment or retirement, except that participants may elect to receive an in-service distribution or an "unforeseeable emergency hardship" distribution of vested amounts credited to the CDP account. Account balances deemed to be invested in the Mutual Fund Options are payable in cash and, prior to the Merger, account balances deemed to be invested in the Common Stock Option were payable in shares of Dollar General common stock and cash in lieu of fractional shares.

        As a result of the Merger, the CDP/SERP Plan liabilities as of the Merger date were fully funded into an irrevocable rabbi trust. All account balances deemed to be invested in the Common Stock Option were liquidated at a value of $22.00 per share and the proceeds were transferred to an existing Mutual Fund Option within the Plan.

        Asset balances in the Mutual Funds Options are stated at fair market value, which is based on quoted market prices. The current portion of these balances is included in Prepaid expenses and other current assets and the long term portion is included in Other assets, net in the consolidated balance sheets. The deferred compensation liability related to the Mutual Funds Options is recorded at the fair value of the investment options as chosen by the participants. The current portion of these balances is included in Accrued expenses and other and the long term portion is included in Other liabilities in the consolidated balance sheets.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments

        The Company accounts for share-based payments in accordance with applicable accounting standards. Under these standards, the fair value of each award is separately estimated and amortized into compensation expense over the service period. The fair value of the Company's stock option grants are estimated on the grant date using the Black-Scholes-Merton valuation model. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

        Prior to the Merger, the Company maintained various share-based compensation programs which included options, restricted stock and restricted stock units. In connection with the Merger, the Company's outstanding stock options, restricted stock and restricted stock units became fully vested immediately prior to the closing of the Merger and were settled in cash, canceled or, in limited circumstances, exchanged for new options of the Company, as described below. Unless exchanged for new options, each option holder received an amount in cash, without interest and less applicable withholding taxes, equal to $22.00 less the exercise price of each in-the-money option. Additionally, each restricted stock and restricted stock unit holder received $22.00 in cash, without interest and less applicable withholding taxes. Certain stock options held by Company management were exchanged for new options to purchase common stock in the Company (the "Rollover Options"). The exercise price of the Rollover Options and the number of shares of Company common stock underlying the Rollover Options were adjusted as a result of the Merger. The Rollover Options otherwise continue under the terms of the equity plan under which the original options were issued.

        On July 6, 2007, the Company's Board of Directors adopted the 2007 Stock Incentive Plan for Key Employees, which Plan was subsequently amended (as so amended, the "Plan"). The Plan provides for the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates. The number of shares of Company common stock authorized for grant under the Plan is 31,142,858. No more than 4.5 million shares may be granted to any one Plan participant in the form of stock options and stock appreciation rights in any given fiscal year of the Company, and no more than 1.5 million shares may be granted to any one Plan participant in the form of other stock-based awards in any given fiscal year of the Company. As of January 29, 2010, 17,495,729 of such shares are available for future grants.

        During 2009, 2008 and the 2007 Successor period, the Company granted options that vest solely upon the continued employment of the recipient ("Time Options") as well as options that vest upon the achievement of predetermined annual or cumulative financial-based targets ("Performance Options"). According to the award terms, 20% of each of the Time Options and Performance Options generally vest annually over a five-year period, and virtually all Time Options and Performance Options granted through January 29, 2010 have been subject to these terms. However, in late 2009, the Company began granting awards whereby 25% of each of the Time Options and Performance Options generally vest annually over a four-year period. In the event the performance target is not achieved in any given annual performance period, the Performance Options for that period will subsequently vest, if at all, upon the achievement of a cumulative performance target. Vesting of the Time Options and Performance Options is also subject to acceleration in the event of an earlier change in control or certain public offerings of the Company's common stock. Each of these options, whether Time Options or Performance Options have a contractual term of 10 years and an exercise price equal to the fair value of the underlying common stock on the date of grant.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

        Both the Time Options and the Performance Options are subject to various provisions set forth in a management stockholder's agreement entered into with each option holder by which the Company may require the employee, upon termination, to sell to the Company any vested options or shares received upon exercise of the Time Options or Performance Options at amounts that differ based upon the reason for the termination. In particular, in the event that the employee resigns "without good reason" (as defined in the management stockholder's agreement), then any options whether or not then exercisable are forfeited and any shares received upon prior exercise of such options are callable at the Company's option at an amount equal to the lesser of fair value or the amount paid for the shares (i.e., the exercise price). In such cases, because the employee would not benefit in any share appreciation over the exercise price, for accounting purposes such options are not considered vested until the expiration of the Company's call option, which is generally five years subsequent to the date of grant. Accordingly, all references to the vesting provisions or vested status of the options discussed in this note give effect to the vesting pursuant to these accounting provisions and may differ from descriptions of the vesting status of the Time Options and Performance Options located elsewhere in the Company's Annual Report on Form 10-K. The Company records expense for Time Options on a straight-line basis over the term of the management stockholder's agreement (generally five years).

        Each of the Company's management-owned shares, Rollover Options, and vested new options include certain provisions by which the holder of such shares, Rollover Options, or vested new options may require the Company to repurchase such instruments in limited circumstances. Specifically, each such instrument is subject to a put right for a period of 365 days after termination due to the death or disability of the holder of the instrument that occurs generally within five years from the date of grant. In such circumstances, the holder of such instruments may require the Company to repurchase any shares at the fair market value of such shares and any Rollover Options or vested new options at a price equal to the intrinsic value of such Rollover or vested new options. Because the Company does not have control over the circumstances in which it may be required to repurchase the outstanding shares or Rollover Options, such shares and Rollover Options, valued at $14.4 million and $4.1 million, respectively, at January 29, 2010, and $9.7 million and $4.2 million, respectively, at January 30, 2009, have been classified as Redeemable common stock in the accompanying consolidated balance sheets as of these dates. The values of these equity instruments are based upon the fair value and intrinsic value of the underlying stock and Rollover Options at the date of issuance. Because redemption of such shares is uncertain, such shares are not subject to re-measurement until their redemption becomes probable.

        Subsequent to the Merger, the Company's Board of Directors adopted an Equity Appreciation Rights Plan, which plan was later amended and restated (as amended and restated, the "Rights Plan"). The Rights Plan provides for the granting of equity appreciation rights to nonexecutive managerial employees. In 2009, the Rights Plan was modified such that certain equity appreciation rights vested as a result of the Company's initial public offering that otherwise would not have vested. At January 30, 2009, 571,678 equity appreciation rights were outstanding. During 2009, 763,495 equity appreciation rights were granted, 515,817 of such rights, affecting 775 employees, vested in conjunction with the Company's initial public offering, 18,615 of such rights vested as a result of other provisions of the Rights Plan, 102,979 of such rights were cancelled and 697,762 of such rights, with a base price of $8.8725, remain outstanding at January 29, 2010. These rights will vest upon the occurrence of certain stock offerings, change in control or employee termination events as defined in the Rights Plan.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

        For the year ended January 29, 2010, the fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in net income before income taxes in the amount of $22.2 million ($13.6 million net of tax) of which $11.7 million ($7.1 million net of tax) was related to stock options, $7.2 million ($4.4 million net of tax) was related to equity appreciation rights and $3.3 million ($2.0 million net of tax) was related to restricted stock as discussed in more detail below. Of these amounts, $6.9 million of the expense for equity appreciation rights and $2.5 million of the expense for restricted stock was attributable to the vesting of certain awards in conjunction with the Company's initial public offering discussed in Note 2.

        For the year ended January 30, 2009, the Company recorded share-based compensation expense and a corresponding reduction in net income before income taxes in the amount of $10.0 million ($6.1 million net of tax) of which $8.9 million ($5.4 million net of tax) was related to stock options and $1.1 million ($0.7 million net of tax) was related to restricted stock.

        The 2007 Successor statement of operations reflects share-based compensation expense and a corresponding reduction of pre-tax income in the amount of $3.8 million ($2.4 million net of tax). The Company recognized $45.4 million of share-based compensation expense in the 2007 Predecessor statement of operations ($28.5 million net of tax), including $6.0 million of compensation expense prior to the Merger included in SG&A expenses comprised of $2.3 million for stock options and $3.7 million for restricted stock and restricted stock units. The remaining $39.4 million of such expense related directly to the Merger is reflected in Transaction and related costs in the consolidated statement of operations for the Predecessor period ended July 6, 2007, for the accelerated vesting of stock options ($18.7 million) and restricted stock and restricted stock units ($20.7 million).

        The fair value of each option grant is separately estimated by applying the Black-Scholes-Merton option pricing valuation model. The weighted average for key assumptions used in determining the fair value of options granted in the years ended January 29, 2010 and January 30, 2009, the Successor period ended February 1, 2008, and the Predecessor period ended July 6, 2007, and a summary of the methodology applied to develop each assumption, are as follows:

	Successor			Predecessor
	January 29, 2010	January 30, 2009	February 1, 2008	July 6, 2007
Expected dividend yield	0%	0%	0%	0.91%
Expected stock price volatility	41.2%	40.2%	41.9%	18.5%
Weighted average risk-free interest rate	2.8%	2.8%	4.6%	4.5%
Expected term of options (years)	7.4	7.4	7.5	5.7

        Expected dividend yield—This is an estimate of the expected dividend yield on the Company's stock. Prior to the Merger this estimate was based on historical dividend payment trends. Subsequent to the Merger, the Company is subject to limitations on the payment of dividends under its Credit Facilities as further discussed in Note 7. An increase in the dividend yield will decrease compensation expense.

        Expected stock price volatility—This is a measure of the amount by which the price of the Company's common stock has fluctuated or is expected to fluctuate. Prior to the Merger, the Company used actual historical changes in the market price of the Company's common stock and implied

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

volatility based upon traded options, weighted equally, to calculate the volatility assumption, as it was the Company's belief that this methodology provided the best indicator of future volatility. For historical volatility, the Company calculated daily market price changes from the date of grant over a past period representative of the expected life of the options to determine volatility. Subsequent to the Merger the expected volatilities have been based upon the historical volatilities of a peer group of four companies, as the Company's common stock has only been publicly traded for a limited period of time. An increase in the expected volatility will increase compensation expense.

        Weighted average risk-free interest rate—This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

        Expected term of options—This is the period of time over which the options granted are expected to remain outstanding. For pre-Merger options, the Company estimated expected term using a computation based on an assumption that outstanding options would be exercised approximately halfway through their contractual term, taking into consideration such factors as grant date, expiration date, weighted-average time-to-vest, actual exercises and post-vesting cancellations. Options granted have a maximum term of 10 years. Due to the limited historical data for grants issued subsequent to the Merger, the Company has estimated the expected term as the mid-point between the vesting date and the contractual term of the option. An increase in the expected term will increase compensation expense.

        At January 29, 2010, 617,817 Rollover Options were outstanding, all of which were exercisable. The aggregate intrinsic value of these outstanding Rollover Options was $13.2 million with a weighted average remaining contractual term of 5.4 years, and a weighted average exercise price of $2.1875.

        During the Predecessor period from February 3, 2007 to July 6, 2007, the weighted average grant date fair value of options granted was $5.37, and the total intrinsic value of stock options exercised was $10.8 million.

        All stock options granted prior to the Merger in the Predecessor period ended July 6, 2007 under the terms of the Company's pre-Merger stock incentive plan were non-qualified stock options issued at a price equal to the fair market value of the Company's common stock on the date of grant, were originally scheduled to vest ratably over a four-year period, and were to expire 10 years following the date of grant.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

        A summary of Time Options activity during the Successor period ended January 29, 2010 is as follows:

	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Balance, January 30, 2009	6,021,511	$8.75
Granted	796,758	13.25
Exercised	—	—
Canceled	(695,217)	8.00

Balance, January 29, 2010	6,123,052	$8.68	8.1	$90,675

Vested or expected to vest at January 29, 2010	5,385,047	$8.63	8.1	$80,035

Exercisable at January 29, 2010	2,237,491	$7.41	8.0	$32,071

        The weighted average grant date fair value of Time Options granted during 2009, 2008 and the 2007 Successor period was $6.73, $4.17, and $4.64, respectively.

        A summary of Performance Options activity during the Successor period ended January 29, 2010 is as follows:

	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value (in thousands)
Balance, January 30, 2009	6,028,082	$8.75
Granted	796,758	13.25
Exercised	(4,545)	8.00
Canceled	(568,672)	8.00

Balance, January 29, 2010	6,251,623	$8.67	8.1	$92,667

Vested or expected to vest at January 29, 2010	5,387,396	$8.62	8.1	$80,123

Exercisable at January 29, 2010	3,113,181	$8.19	7.8	$47,636

        The weighted average grant date fair value of Performance Options granted was $6.73, $4.17, and $4.64 during 2009, 2008 and the 2007 Successor period, respectively.

        The total intrinsic value of all stock options repurchased by the Company under terms of the management stockholders' agreements during 2009, 2008 and the 2007 Successor period was $0.8 million, $2.5 million and $0.5 million, respectively.

        At January 29, 2010, the total unrecognized compensation cost related to non-vested stock options was $37.4 million with an expected weighted average expense recognition period of 3.3 years.

        The Company currently believes that the performance targets related to the unvested Performance Options will be achieved. If such goals are not met, and there is no change in control or certain public offerings of the Company's common stock which would result in the acceleration of vesting of the Performance Options, future compensation cost relating to unvested Performance Options will not be recognized.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

        Through January 29, 2010, all Time Options and Performance Options have been granted to employees. During the fourth quarter of 2009, the Company granted 33,051 non-qualified stock options to members of its Board of Directors. These options vest ratably on an annual basis over a four year period from the date of grant.

        In January 2008, the Company granted 508,572 nonvested restricted shares to its Chief Executive Officer. As a result of the Company's initial public offering these shares vested, at a total fair value equal to $11.5 million. Subsequent to the offering, the Company granted a total of 9,084 restricted stock unit awards to members of its Board of Directors. For 2009, 2008 and the 2007 Successor period, the share-based compensation expense related to nonvested shares before income taxes was $3.3 million ($2.0 million net of tax), $1.1 million ($0.7 million net of tax) and less than $0.1 million, respectively. At January 29, 2010, the total compensation cost related to nonvested restricted stock awards not yet recognized was approximately $0.2 million.

        All nonvested restricted stock and restricted stock unit awards granted in the periods presented had a purchase price of zero. The Company records compensation expense on a straight-line basis over the restriction period based on the market price of the underlying stock on the date of grant. The nonvested restricted stock unit awards granted under the plan to non-employee directors during 2009 are scheduled to vest in one-third increments at each of the Company's three subsequent annual shareholder meetings. The nonvested restricted stock and restricted stock unit awards granted under the plan to employees during the 2007 Predecessor period were originally scheduled to vest and become payable ratably over a three-year period from the respective grant dates. The nonvested restricted stock unit awards granted under the plan to non-employee directors during the 2007 Predecessor period were originally scheduled to vest over a one-year period from the respective grant dates, but became payable as a result of the Merger as discussed above.

12. Related party transactions

        Affiliates of certain of the Investors participated as (i) lenders in the Company's Credit Facilities discussed in Note 7; (ii) initial purchasers of the Company's Notes discussed in Note 7; (iii) counterparties to certain interest rate swaps discussed in Note 8 and (iv) as advisors in the Merger. Certain fees were paid upon closing of the Merger to affiliates of certain of the Investors. These fees primarily included underwriting fees, advisory fees, equity commitment fees, syndication fees, Merger and acquisition fees, sponsor fees, costs of raising equity, and out of pocket expenses. The aggregate fees paid to these related parties during the Successor period ended February 1, 2008 totaled $134.9 million, portions of which have been capitalized as debt financing costs or as direct acquisition costs.

        The Company believes affiliates of KKR and Goldman, Sachs & Co. (among other entities) are lenders under, and Citicorp North America, Inc. serves as administrative agent and collateral agent for, the Term Loan Facility. The amount of principal outstanding under the Term Loan Facility from the date of the Merger to September 30, 2009, was $2.3 billion. The Company paid principal of $336.5 million during the remainder of 2009 and approximately $74.8 million, $133.4 million, and $102.9 million of interest on the Term Loan Facility during 2009, 2008, and the 2007 Successor period, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Related party transactions (Continued)

        Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap with a notional amount of $396.7 million and $433.3 million as of January 29, 2010 and January 30, 2009, respectively, entered into in connection with the Term Loan Facility. The Company paid Goldman, Sachs & Co. approximately $17.9 million and $9.5 million in 2009 and 2008, respectively, and Goldman, Sachs & Co. paid the Company $0.8 million in the 2007 Successor period pursuant to the interest rate swap as further discussed in Note 8.

        The Company entered into a sponsor advisory agreement, dated July 6, 2007, with KKR and Goldman, Sachs & Co. pursuant to which those entities provided management and advisory services to the Company. Under the terms of the sponsor advisory agreement, among other things, the Company was obliged to pay to those entities an aggregate, initial management fee of $5.0 million annually. Upon the completion of the Company's initial public offering discussed in Note 2, pursuant to the advisory agreement, the Company paid a fee of $63.6 million from cash generated from operations to KKR and Goldman, Sachs & Co., which amount included a transaction fee equal to 1%, or $4.8 million, of the gross primary proceeds from the offering accounted for as a cost of raising equity and a corresponding reduction to Additional paid-in capital; and approximately $58.8 million in connection with its termination, which is included in SG&A expenses for 2009. Including the transaction and termination fees discussed above, the total management fees and other expenses incurred for the years ended January 29, 2010 and January 30, 2009 and the Successor period ended February 1, 2008 totaled $68.0 million, $6.6 million and $2.9 million, respectively. In addition, on July 6, 2007, the Company entered into a separate indemnification agreement with the parties to the sponsor advisory agreement, pursuant to which the Company agreed to provide customary indemnification to such parties and their affiliates.

        From time to time, the Company uses Capstone Consulting, LLC, a team of executives who work exclusively with KKR portfolio companies providing certain consulting services. The Chief Executive Officer of Capstone served on the Company's Board of Directors until March 2009. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, prior to January 1, 2007 KKR had provided financing to Capstone. The aggregate fees incurred for Capstone services for the Successor periods ended January 29, 2010, January 30, 2009 and February 1, 2008 totaled $0.2 million, $3.0 million and $1.9 million, respectively.

        The Company purchased certain of its Senior Notes and Senior Subordinated Notes held by Goldman Sachs & Co. in the amount of $25.0 million in the 2007 Successor period as further discussed in Note 7, and paid commissions of less than $0.1 million in connection therewith.

        The Company entered into an underwriting agreement with KKR Capital Markets (an affiliate of KKR), Goldman, Sachs & Co., Citigroup Global Markets Inc., and several other entities to serve as underwriters in connection with its initial public offering in November 2009. The Company provided underwriting discounts of approximately $27.4 million pursuant to the underwriting agreement, approximately $6.0 million of which was provided to each of (a) KKR Capital Markets; (b) Goldman, Sachs & Co.; and (c) Citigroup Global Markets Inc. The Company paid approximately $3.3 million in expenses related to the initial public offering (excluding underwriting discounts and commissions), including the offering-related expenses of the selling shareholder which the Company was required to pay under the terms of an existing registration rights agreement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Segment reporting

        The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of January 29, 2010, all of the Company's operations were located within the United States with the exception of a Hong Kong subsidiary, and a liaison office in India, the collective assets and revenues of which are not material. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	Successor			Predecessor
(In thousands)	2009	2008	March 6, 2007 through February 1, 2008	February 3, 2007 through July 6, 2007
Classes of similar products:
Consumables	$8,356,381	$7,248,418	$3,701,724	$2,615,110
Seasonal	1,711,471	1,521,450	908,301	604,935
Home products	869,772	862,226	507,027	362,725
Apparel	858,756	825,574	454,441	340,983

Net sales	$11,796,380	$10,457,668	$5,571,493	$3,923,753

14. Quarterly financial data (unaudited)

        The following is selected unaudited quarterly financial data for the fiscal years ended January 29, 2010 and January 30, 2009. Each quarterly period listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

Successor (In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Net sales	$2,779,937	$2,901,907	$2,928,751	$3,185,785
Gross profit	855,358	906,042	903,082	1,025,389
Operating profit	224,869	233,217	216,239	278,933
Net income	83,006	93,590	75,649	87,197
Basic earnings per share	0.26	0.29	0.24	0.26
Diluted earnings per share	0.26	0.29	0.24	0.26

Successor (In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Net sales	$2,403,498	$2,609,384	$2,598,938	$2,845,848
Gross profit	693,077	758,035	772,287	837,698
Operating profit	110,871	143,055	103,732	222,828
Net income (loss)	5,916	27,718	(7,306)	81,854
Basic earnings (loss) per share	0.02	0.09	(0.02)	0.26
Diluted earnings (loss) per share	0.02	0.09	(0.02)	0.26

        As discussed in Note 12, in the fourth quarter of 2009, the Company terminated an advisory agreement with KKR and Goldman, Sachs & Co. pursuant to which those entities provided

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly financial data (unaudited) (Continued)

management and advisory services to the Company, which resulted in a pretax charge of approximately $58.8 million ($46.2 million net of tax, or $0.14 per diluted share), which is included in SG&A expenses.

        As discussed in Note 7, in the fourth quarter of 2009, the Company repurchased $195.7 million principal amount of its outstanding Senior Notes, $205.2 million principal amount of its outstanding Senior Subordinated Notes, and repaid $325.0 million principal amount on the Term Loan Facility, resulting in a pretax loss of $55.3 million ($33.8 million net of tax, or $0.10 per diluted share) which is recognized as Other (income) expense.

        As discussed in Note 11, in the fourth quarter of 2009 the Company incurred share-based compensation expenses of $9.4 million ($5.8 million net of tax, or $0.02 per diluted share) for the accelerated vesting of certain share-based awards in conjunction with the Company's initial public offering which is included in SG&A expenses.

        As discussed in Note 1, in the second, third, and fourth quarters of 2008, the Company recorded LIFO provisions of $16.0 million ($9.7 million net of tax, or $0.03 per diluted share), $15.7 million ($9.6 million net of tax, or $0.03 per diluted share), and $12.1 million ($7.4 million net of tax, or $0.02 per diluted share), respectively. These charges are reflected in Cost of goods sold.

        As discussed in Note 9, in the third quarter of 2008, based on the agreement in principle to settle the Merger-related shareholder litigation, the Company recorded charges of approximately $34.5 million ($37.4 million net of tax, or $0.12 per diluted share) in connection with the proposed settlement, which was net of anticipated insurance proceeds of $7.5 million. In the fourth quarter of 2008, the Company received insurance proceeds totaling $10.0 million, thus reducing the charges to $32.0 million net of insurance proceeds and increasing operating profit by the incremental $2.5 million ($1.5 million net of tax, or less than $0.01 per diluted share). These amounts are reflected as Litigation settlement and related costs, net in the respective quarters.

        As discussed in Note 7, in the fourth quarter of 2008, the Company repurchased $44.1 million principal amount of its outstanding Senior Subordinated Notes resulting in a net gain of $3.8 million ($2.3 million net of tax, or $0.01 per diluted share) which is recognized as Other (income) expense.

        As discussed in Note 9, in the fourth quarter of 2008, the Company recorded an $8.6 million charge ($5.3 million net of tax, or $0.02 per diluted share) included in Cost of goods sold related to the markdown of certain products covered by the Consumer Products Safety Improvement Act of 2008.

15. Guarantor subsidiaries

        Certain of the Company's subsidiaries (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under certain outstanding debt obligations. Each of the Guarantors is a direct or indirect wholly-owned subsidiary of the Company.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Guarantor subsidiaries (Continued)

The following consolidating schedules present condensed financial information on a combined basis, in thousands.

	January 29, 2010
SUCCESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$97,620	$103,001	$21,455	$—	$222,076
Merchandise inventories	—	1,519,578	—	—	1,519,578
Income taxes receivable	9,924	1,645	—	(4,026)	7,543
Deferred income taxes	16,066	—	3,559	(19,625)	—
Prepaid expenses and other current assets	625,157	3,040,792	704	(3,570,401)	96,252

Total current assets	748,767	4,665,016	25,718	(3,594,052)	1,845,449

Net property and equipment	99,452	1,228,829	105	—	1,328,386

Goodwill	4,338,589	—	—	—	4,338,589

Intangible assets, net	1,201,223	83,060	—	—	1,284,283

Deferred income taxes	—	—	36,405	(36,405)	—

Other assets, net	4,288,270	8,920	297,757	(4,528,135)	66,812

Total assets	$10,676,301	$5,985,825	$359,985	$(8,158,592)	$8,863,519

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$1,822	$1,849	$—	$—	$3,671
Accounts payable	3,033,723	1,311,063	46,818	(3,560,651)	830,953
Accrued expenses and other	72,320	226,571	53,149	(9,750)	342,290
Income taxes payable	4,086	—	4,465	(4,026)	4,525
Deferred income taxes payable	—	44,686	—	(19,625)	25,061

Total current liabilities	3,111,951	1,584,169	104,432	(3,594,052)	1,206,500

Long-term obligations	3,645,820	2,689,492	13,178	(2,948,775)	3,399,715

Deferred income taxes	394,045	188,532	—	(36,405)	546,172

Other liabilities	115,701	40,065	146,582	—	302,348

Redeemable common stock	18,486	—	—	—	18,486

Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	298,013	23,855	100	(23,955)	298,013
Additional paid-in capital	2,923,377	431,253	19,900	(451,153)	2,923,377
Retained earnings	203,075	1,028,459	75,793	(1,104,252)	203,075
Accumulated other comprehensive loss	(34,167)	—	—	—	(34,167)

Total shareholders' equity	3,390,298	1,483,567	95,793	(1,579,360)	3,390,298

Total liabilities and shareholders' equity	$10,676,301	$5,985,825	$359,985	$(8,158,592)	$8,863,519

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Guarantor subsidiaries (Continued)

	January 30, 2009
SUCCESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$292,637	$64,404	$20,954	$—	$377,995
Merchandise inventories	—	1,414,955	—	—	1,414,955
Income taxes receivable	50,601	—	—	(44,209)	6,392
Deferred income taxes	5,892	—	2,560	(3,852)	4,600
Prepaid expenses and other current assets	462,572	2,016,712	5,894	(2,418,995)	66,183

Total current assets	811,702	3,496,071	29,408	(2,467,056)	1,870,125

Net property and equipment	82,616	1,186,125	219	—	1,268,960

Goodwill	4,338,589	—	—	—	4,338,589

Intangible assets, net	1,205,667	119,891	—	—	1,325,558

Deferred income taxes	—	—	3,518	(3,518)	—

Other assets, net	3,384,089	130,100	280,204	(3,708,426)	85,967

Total assets	$9,822,663	$4,932,187	$313,349	$(6,179,000)	$8,889,199

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$11,500	$2,658	$—	$—	$14,158
Accounts payable	2,007,625	1,035,057	46,644	(2,410,905)	678,421
Accrued expenses and other	108,504	220,142	54,489	(8,090)	375,045
Income taxes payable	1,659	48,467	1,694	(44,209)	7,611
Deferred income taxes payable	—	3,852	—	(3,852)	—

Total current liabilities	2,129,288	1,310,176	102,827	(2,467,056)	1,075,235

Long-term obligations	4,346,258	2,383,304	—	(2,606,606)	4,122,956

Deferred income taxes	397,570	162,049	—	(3,518)	556,101

Other liabilities	103,928	37,653	147,707	—	289,288

Redeemable common stock	13,924	—	—	—	13,924

Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	278,114	23,855	100	(23,955)	278,114
Additional paid-in capital	2,489,647	553,639	19,900	(573,539)	2,489,647
Retained earnings	103,364	461,511	42,815	(504,326)	103,364
Accumulated other comprehensive loss	(39,430)	—	—	—	(39,430)

Total shareholders' equity	2,831,695	1,039,005	62,815	(1,101,820)	2,831,695

Total liabilities and shareholders' equity	$9,822,663	$4,932,187	$313,349	$(6,179,000)	$8,889,199

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Guarantor subsidiaries (Continued)

	For the year ended January 29, 2010
SUCCESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$306,036	$11,796,380	$91,265	$(397,301)	$11,796,380
Cost of goods sold	—	8,106,509	—	—	8,106,509

Gross profit	306,036	3,689,871	91,265	(397,301)	3,689,871
Selling, general and administrative expenses	337,224	2,734,793	61,897	(397,301)	2,736,613

Operating profit (loss)	(31,188)	955,078	29,368	—	953,258
Interest income	(52,047)	(10,968)	(19,674)	82,545	(144)
Interest expense	375,280	52,980	29	(82,545)	345,744
Other (income) expense	55,542	—	—	—	55,542

Income (loss) before income taxes	(409,963)	913,066	49,013	—	552,116
Income tax expense (benefit)	(149,478)	346,117	16,035	—	212,674
Equity in subsidiaries' earnings, net of taxes	599,927	—	—	(599,927)	—

Net income	$339,442	$566,949	$32,978	$(599,927)	$339,442

	For the year ended January 30, 2009
SUCCESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$236,682	$10,457,668	$97,917	$(334,599)	$10,457,668
Cost of goods sold	—	7,396,571	—	—	7,396,571

Gross profit	236,682	3,061,097	97,917	(334,599)	3,061,097
Selling, general and administrative expenses	210,665	2,499,331	73,214	(334,599)	2,448,611
Litigation settlement and related costs, net	32,000	—	—	—	32,000

Operating profit (loss)	(5,983)	561,766	24,703	—	580,486
Interest income	(62,722)	(36,844)	(13,532)	110,037	(3,061)
Interest expense	427,365	74,586	18	(110,037)	391,932
Other (income) expense	(2,788)	—	—	—	(2,788)

Income (loss) before income taxes	(367,838)	524,024	38,217	—	194,403
Income tax expense (benefit)	(115,924)	190,146	11,999	—	86,221
Equity in subsidiaries' earnings, net of taxes	360,096	—	—	(360,096)	—

Net income	$108,182	$333,878	$26,218	$(360,096)	$108,182

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Guarantor subsidiaries (Continued)

	March 6, 2007 through February 1, 2008
SUCCESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$96,300	$5,571,493	$65,057	$(161,357)	$5,571,493
Cost of goods sold	—	3,999,599	—	—	3,999,599

Gross profit	96,300	1,571,894	65,057	(161,357)	1,571,894
Selling, general and administrative expenses	102,030	1,337,311	46,524	(161,357)	1,324,508
Transaction and related costs	1,242	—	—	—	1,242

Operating profit (loss)	(6,972)	234,583	18,533	—	246,144
Interest income	(58,786)	(23,206)	(8,013)	86,206	(3,799)
Interest expense	274,104	64,991	8	(86,206)	252,897
Other (income) expense	3,639	—	—	—	3,639

Income (loss) before income taxes	(225,929)	192,798	26,538	—	(6,593)
Income tax expense (benefit)	(76,881)	65,166	9,940	—	(1,775)
Equity in subsidiaries' earnings, net of taxes	144,230	—	—	(144,230)	—

Net income (loss)	$(4,818)	$127,632	$16,598	$(144,230)	$(4,818)

	February 3, 2007 through July 6, 2007
PREDECESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF OPERATIONS:
Net sales	$76,945	$3,923,753	$44,206	$(121,151)	$3,923,753
Cost of goods sold	—	2,852,178	—	—	2,852,178

Gross profit	76,945	1,071,575	44,206	(121,151)	1,071,575
Selling, general and administrative expenses	64,827	982,321	34,933	(121,151)	960,930
Transaction and related costs	101,397	—	—	—	101,397

Operating profit (loss)	(89,279)	89,254	9,273	—	9,248
Interest income	(53,278)	(11,472)	(5,626)	65,330	(5,046)
Interest expense	19,796	55,828	5	(65,330)	10,299

Income (loss) before income taxes	(55,797)	44,898	14,894	—	3,995
Income tax expense (benefit)	(4,814)	11,924	4,883	—	11,993
Equity in subsidiaries' earnings, net of taxes	42,985	—	—	(42,985)	—

Net income (loss)	$(7,998)	$32,974	$10,011	$(42,985)	$(7,998)

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Guarantor subsidiaries (Continued)

	For the year ended January 29, 2010
SUCCESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$339,442	$566,949	$32,978	$(599,927)	$339,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,541	220,048	182	—	256,771
Deferred income taxes	(18,571)	67,317	(33,886)	—	14,860
Tax benefit of stock options	(5,390)	—	—	—	(5,390)
Loss on debt retirement	55,265	—	—	—	55,265
Noncash share-based compensation	17,295	—	—	—	17,295
Noncash inventory adjustments and asset impairments	—	647	—	—	647
Other noncash gains and losses	3,221	4,699	—	—	7,920
Equity in subsidiaries' earnings, net	(599,927)	—	—	599,927	—
Change in operating assets and liabilities:
Merchandise inventories	—	(100,248)	—	—	(100,248)
Prepaid expenses and other current assets	2,582	(10,252)	372	—	(7,298)
Accounts payable	26,535	79,515	(1)	—	106,049
Accrued expenses and other liabilities	(24,852)	10,494	(2,465)	—	(16,823)
Income taxes	48,494	(50,112)	2,771	—	1,153
Other	(3,203)	2,171	32	—	(1,000)

Net cash provided by (used in) operating activities	(122,568)	791,228	(17)	—	668,643

Cash flows from investing activities:
Purchases of property and equipment	(34,647)	(216,032)	(68)	—	(250,747)
Proceeds from sale of property and equipment	—	2,701	—	—	2,701

Net cash used in investing activities	(34,647)	(213,331)	(68)	—	(248,046)

Cash flows from financing activities:
Issuance of common stock	443,753	—	—	—	443,753
Issuance of long-term obligations	—	1,080	—	—	1,080
Repayments of long-term obligations	(782,518)	(2,742)	—	—	(785,260)
Payment of cash dividends and related amounts	(239,731)	—	—	—	(239,731)
Repurchases of equity	(1,748)	—	—	—	(1,748)
Tax benefit of stock options	5,390	—	—	—	5,390
Changes in intercompany note balances, net	537,052	(537,638)	586	—	—

Net cash provided by (used in) financing activities	(37,802)	(539,300)	586	—	(576,516)

Net increase (decrease) in cash and cash equivalents	(195,017)	38,597	501	—	(155,919)
Cash and cash equivalents, beginning of year	292,637	64,404	20,954	—	377,995

Cash and cash equivalents, end of year	$97,620	$103,001	$21,455	$—	$222,076

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Guarantor subsidiaries (Continued)

	For the year ended January 30, 2009
SUCCESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$108,182	$333,878	$26,218	$(360,096)	$108,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,638	213,003	258	—	247,899
Deferred income taxes	(4,681)	16,500	61,615	—	73,434
Tax benefit of stock options	(950)	—	—	—	(950)
Gain on debt retirement	(3,818)	—	—	—	(3,818)
Noncash share-based compensation	9,958	—	—	—	9,958
Noncash inventory adjustments and asset impairments	—	50,671	—	—	50,671
Other noncash gains and losses	714	5,538	—	—	6,252
Equity in subsidiaries' earnings, net	(360,096)	—	—	360,096	—
Change in operating assets and liabilities:
Merchandise inventories	—	(173,014)	—	—	(173,014)
Prepaid expenses and other current assets	(2,310)	3,765	(2,053)	—	(598)
Accounts payable	18,717	121,546	93	—	140,356
Accrued expenses and other liabilities	11,427	46,177	11,132	—	68,736
Income taxes	56,596	(10,797)	(11,813)	—	33,986
Other	2,529	11,643	(88)	—	14,084

Net cash provided by (used in) operating activities	(129,094)	618,910	85,362	—	575,178

Cash flows from investing activities:
Purchases of property and equipment	(16,467)	(189,058)	(21)	—	(205,546)
Purchases of short-term investments	—	—	(9,903)	—	(9,903)
Sales of short-term investments	—	—	61,547	—	61,547
Proceeds from sale of property and equipment	—	1,266	—	—	1,266

Net cash provided by (used in) investing activities	(16,467)	(187,792)	51,623	—	(152,636)

Cash flows from financing activities:
Issuance of common stock	4,228	—	—	—	4,228
Net repayments under revolving credit facility	(102,500)	—	—	—	(102,500)
Repayments of long-term obligations	(40,780)	(3,645)	—	—	(44,425)
Repurchases of equity	(3,009)	—	—	—	(3,009)
Tax benefit of stock options	950	—	—	—	950
Changes in intercompany note balances, net	570,989	(422,448)	(148,541)	—	—

Net cash provided by (used in) financing activities	429,878	(426,093)	(148,541)	—	(144,756)

Net increase (decrease) in cash and cash equivalents	284,317	5,025	(11,556)	—	277,786
Cash and cash equivalents, beginning of year	8,320	59,379	32,510	—	100,209

Cash and cash equivalents, end of year	$292,637	$64,404	$20,954	$—	$377,995

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Guarantor subsidiaries (Continued)

	March 6, 2007 through February 1, 2008
SUCCESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income (loss)	$(4,818)	$127,632	$16,598	$(144,230)	$(4,818)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,634	128,431	148	—	150,213
Deferred income taxes	(2,120)	20,208	1,463	—	19,551
Loss on debt retirement	1,249	—	—	—	1,249
Noncash share-based compensation	3,827	—	—	—	3,827
Noncash inventory adjustments and asset impairments	—	6,113	—	—	6,113
Other noncash gains and losses	3,705	571	—	—	4,276
Equity in subsidiaries' earnings, net	(144,230)	—	—	144,230	—
Change in operating assets and liabilities:
Merchandise inventories	—	73,356	—	—	73,356
Prepaid expenses and other current assets	(1,120)	4,783	76	—	3,739
Accounts payable	(40,745)	12,428	(13,078)	—	(41,395)
Accrued expenses and other liabilities	(7,456)	6,418	17,099	—	16,061
Income taxes	(45,416)	44,829	7,935	—	7,348
Other	(3,169)	3,675	(422)	—	84

Net cash provided by (used in) operating activities	(218,659)	428,444	29,819	—	239,604

Cash flows from investing activities:
Merger, net of cash acquired	(5,649,182)	(1,129,953)	40,744	—	(6,738,391)
Purchases of property and equipment	(1,617)	(82,003)	(21)	—	(83,641)
Purchases of short-term investments	—	—	(3,800)	—	(3,800)
Sales of short-term investments	—	—	21,445	—	21,445
Purchases of long-term investments	—	(37,047)	(7,473)	—	(44,520)
Proceeds from sale of property and equipment	—	533	—	—	533

Net cash provided by (used in) investing activities	(5,650,799)	(1,248,470)	50,895	—	(6,848,374)

Cash flows from financing activities:
Issuance of common stock	2,759,540	—	—	—	2,759,540
Net borrowings (repayments) under revolving credit facility	102,500	—	—	—	102,500
Issuance of long-term obligations	4,176,817	—	—	—	4,176,817
Repayments of long-term obligations	(236,084)	(5,861)	—	—	(241,945)
Debt issuance costs	(87,392)	—	—	—	(87,392)
Repurchases of equity	(541)	—	—	—	(541)
Changes in intercompany note balances, net	(837,062)	885,266	(48,204)	—	—

Net cash provided by (used in) financing activities	5,877,778	879,405	(48,204)	—	6,708,979

Net increase in cash and cash equivalents	8,320	59,379	32,510	—	100,209
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of year	$8,320	$59,379	$32,510	$—	$100,209

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Guarantor subsidiaries (Continued)

	February 3, 2007 through July 6, 2007
PREDECESSOR	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income (loss)	$(7,998)	$32,974	$10,011	$(42,985)	$(7,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,051	74,770	96	—	83,917
Deferred income taxes	(7,982)	(9,194)	(3,698)	—	(20,874)
Tax benefit of stock options	(3,927)	—	—	—	(3,927)
Noncash share-based compensation	45,433	—	—	—	45,433
Other noncash gains and losses	—	5,098	—	—	5,098
Equity in subsidiaries' earnings, net	(42,985)	—	—	42,985	—
Change in operating assets and liabilities:
Merchandise inventories	—	16,424	—	—	16,424
Prepaid expenses and other current assets	5,758	(11,762)	(180)	—	(6,184)
Accounts payable	44,909	(23,103)	12,988	—	34,794
Accrued expenses and other liabilities	7,897	36,021	9,077	—	52,995
Income taxes	(24,998)	31,741	(3,934)	—	2,809
Other	21	(372)	(190)	—	(541)

Net cash provided by operating activities	25,179	152,597	24,170	—	201,946

Cash flows from investing activities:
Purchases of property and equipment	(5,321)	(50,737)	(95)	—	(56,153)
Purchases of short-term investments	—	—	(5,100)	—	(5,100)
Sales of short-term investments	—	—	9,505	—	9,505
Purchases of long-term investments	—	—	(15,754)	—	(15,754)
Sale and insurance proceeds related to property and equipment	—	620	—	—	620

Net cash used in investing activities	(5,321)	(50,117)	(11,444)	—	(66,882)

Cash flows from financing activities:
Repayments of long-term obligations	(148)	(4,352)	—	—	(4,500)
Payment of cash dividends	(15,710)	—	—	—	(15,710)
Proceeds from exercise of stock options	41,546	—	—	—	41,546
Tax benefit of stock options	3,927	—	—	—	3,927
Changes in intercompany note balances, net	75,840	(86,988)	11,148	—	—

Net cash provided by (used in) financing activities	105,455	(91,340)	11,148	—	25,263

Net increase in cash and cash equivalents	125,313	11,140	23,874	—	160,327
Cash and cash equivalents, beginning of year	114,310	58,107	16,871	—	189,288

Cash and cash equivalents, end of period	$239,623	$69,247	$40,745	$—	$349,615

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A(T).    CONTROLS AND PROCEDURES

        (a)    Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

        (b)    Management's Annual Report on Internal Control Over Financial Reporting.    Our management prepared and is responsible for the consolidated financial statements and all related financial information contained in this report. This responsibility includes establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of January 29, 2010.

        This annual report does not include an attestation report of Ernst & Young LLP regarding internal control over financial reporting. Management's report was not subject to attestation by Ernst & Young LLP pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

        (c)    Changes in Internal Control Over Financial Reporting.    There have been no changes during the quarter ended January 29, 2010 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (a)    Information Regarding Directors and Executive Officers.    The information required by this Item 10 regarding our directors and director nominees is contained under the captions "—Who are the nominees this year," "—What are the backgrounds of this year's nominees," "—Are there any familial relationships between any of the nominees" and "—How are directors identified and nominated," all under "Proposal 1: Election of Directors," as well as "Corporate Governance—Does the Board have standing Audit, Compensation, and Nominating Committees," all in our definitive Proxy Statement to be filed for our 2010 Annual Meeting of Shareholders to be held on June 3, 2010 (the "2010 Proxy Statement"), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant," which information under such caption is incorporated herein by reference.

        (b)    Compliance with Section 16(a) of the Exchange Act.    Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2010 Proxy Statement, which information under such caption is incorporated herein by reference.

        (c)    Code of Business Conduct and Ethics.    We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and Board members. This Code is posted on our Internet website at www.dollargeneral.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Dollar General Corporation, c/o Investor Relations Department, 100 Mission Ridge, Goodlettsville, TN 37072. We intend to provide any required disclosure of an amendment to or waiver from the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.dollargeneral.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

        (d)    Procedures for Shareholders to Nominate Directors.    Information required by this Item 10 regarding material changes to the procedures by which shareholders may recommend nominees to our Board of Directors is contained under the captions "—How are directors identified and nominated," "—How are nominees evaluated; what are the minimum qualifications" and "—Can shareholders nominate directors," all under "Proposal 1: Election of Directors" in the 2010 Proxy Statement, which information under such captions is incorporated herein by reference.

        (e)    Audit Committee Information.    Information required by this Item 10 regarding our audit committee and our audit committee financial expert is contained under the captions "Corporate Governance—Does the Board have standing Audit, Compensation and Nominating Committees" and "—Does Dollar General have an audit committee financial expert serving on its Audit Committee" in the 2010 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 regarding director and executive officer compensation, including the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, and compensation committee interlocks and insider participation is contained under the captions "Director Compensation" and "Executive Compensation" in the 2010 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a)    Equity Compensation Plan Information.    The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of January 29, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	13,034,627	$8.14	17,495,729
Equity compensation plans not approved by security holders	—	—	—

Total(1)	13,034,627	$8.14	17,495,729

(1)
Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of restricted stock units under the 2007 Stock Incentive Plan and shares of common stock issuable upon exercise of outstanding options under the 1998 Stock Incentive Plan. Restricted stock units are settled for shares of Dollar General common stock on a one-for-one basis and have no exercise price. Accordingly, those units have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares reserved for issuance pursuant to the 2007 Stock Incentive Plan, whether in the form of stock, restricted stock, restricted stock units, or other stock-based awards or upon the exercise of an option or right. While certain options remain outstanding under the 1998 Stock Incentive Plan, no future awards may be granted thereunder.

        (b)    Other Information.    The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption "Security Ownership" in the 2010 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption "Transactions with Management and Others" in the 2010 Proxy Statement, which information under such caption is incorporated herein by reference.

        The information required by this Item 13 regarding director independence is contained under the caption "Director Independence" in the 2010 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption "Fees Paid to Auditors" in the 2010 Proxy Statement, which information under such caption is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity
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

DOLLAR GENERAL CORPORATION
Date: March 31, 2010	By:	/s/ RICHARD W. DREILING Richard W. Dreiling, Chairman and Chief Executive Officer

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

Name	Title	Date

/s/ RICHARD W. DREILING RICHARD W. DREILING	Chairman & Chief Executive Officer (Principal Executive Officer)	March 31, 2010
/s/ DAVID M. TEHLE DAVID M. TEHLE	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010
/s/ RAJ AGRAWAL RAJ AGRAWAL	Director	March 31, 2010
/s/ WARREN F. BRYANT WARREN F. BRYANT	Director	March 31, 2010
/s/ MICHAEL M. CALBERT MICHAEL M. CALBERT	Director	March 31, 2010
/s/ ADRIAN JONES ADRIAN JONES	Director	March 31, 2010

Name	Title	Date

/s/ WILLIAM C. RHODES, III WILLIAM C. RHODES, III	Director	March 31, 2010
/s/ DAVID B. RICKARD DAVID B. RICKARD	Director	March 31, 2010

 EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of March 11, 2007, by and among Buck Holdings, L.P., Buck Acquisition Corp., and Dollar General Corporation (incorporated by reference to Exhibit 2.1 to Dollar General Corporation's Current Report on Form 8-K dated March 11, 2007, filed with the SEC on March 12, 2007 (file no. 001-11421))
3.1
Amended and Restated Charter of Dollar General Corporation (incorporated by reference to Exhibit 3.1 to Dollar General Corporation's Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))
3.2
Amended and Restated Bylaws of Dollar General Corporation (incorporated by reference to Exhibit 3.2 to Dollar General Corporation's Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
4.2
Shareholders' Agreement of Dollar General Corporation, dated as of November 9, 2009 (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))
4.3
Indenture, dated as of June 21, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-42704))
4.4
First Supplemental Indenture, dated as of July 28, 2000, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.4 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file no. 001-11421))
4.5
Second Supplemental Indenture, dated as of June 18, 2001, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.5 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file no. 001-11421))
4.6
Third Supplemental Indenture, dated as of June 20, 2002, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.6 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file no. 001-11421))
4.7
Fourth Supplemental Indenture, dated as of December 11, 2002, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.7 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on March 19, 2003 (file no. 001-11421))

4.8	Fifth Supplemental Indenture, dated as of May 23, 2003, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed with the SEC on August 29, 2003 (file no. 001-11421))
4.9
Sixth Supplemental Indenture, dated as of July 15, 2003, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended August 1, 2003, filed with the SEC on August 29, 2003 (file no. 001-11421))
4.10
Seventh Supplemental Indenture, dated as of May 23, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005 (file no. 001-11421))
4.11
Eighth Supplemental Indenture, dated as of July 27, 2005, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and Wachovia Bank, National Association (formerly known as First Union National Bank), as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005 (file no. 001-11421))
4.12
Ninth Supplemental Indenture, dated as of August 30, 2006, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and U.S. Bank National Association (successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended November 3, 2006, filed with the SEC on December 12, 2006 (file no. 001-11421))
4.13
Tenth Supplemental Indenture, dated as of July 6, 2007, by and among Dollar General Corporation, the guarantors named therein, as guarantors, and U.S. Bank National Association (successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.14
Senior Indenture, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.8 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.15	Form of 10.625% Senior Notes due 2015 (included in Exhibit 4.14)
4.16
First Supplemental Indenture to the Senior Indenture, dated as of September 25, 2007, between DC Financial, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.14 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.17
Second Supplemental Indenture to the Senior Indenture, dated as of December 31, 2007, between Retail Risk Solutions, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.32 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))

4.18	Third Supplemental Indenture to the Senior Indenture, dated as of March 23, 2009, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.17 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.19
Instrument of Resignation, Appointment and Acceptance, effective as of February 25, 2009, by and among Dollar General Corporation, Wells Fargo Bank, National Association, and U.S. Bank National Association (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated February 25, 2009, filed with the SEC on February 25, 2009 (file no. 001-11421))
4.20
Senior Subordinated Indenture, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.9 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.21	Form of 11.875% / 12.625% Senior Subordinated Toggle Notes due 2017 (included in Exhibit 4.20)
4.22
First Supplemental Indenture to the Senior Subordinated Indenture, dated as of September 25, 2007, between DC Financial, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.16 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.23
Second Supplemental Indenture to the Senior Subordinated Indenture, dated as of December 31, 2007, between Retail Risk Solutions, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.33 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.24
Third Supplemental Indenture to the Senior Subordinated Indenture, dated as of March 23, 2009, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.23 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.25
Registration Rights Agreement, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.10 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.26
Registration Rights Agreement, dated July 6, 2007, among Buck Holdings, L.P., Buck Holdings, LLC, Dollar General Corporation and Shareholders named therein (incorporated by reference to Exhibit 4.18 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.27
Credit Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Borrower, Citicorp North America, Inc., as Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))

4.28	Guarantee to the Credit Agreement, dated as of July 6, 2007, among certain domestic subsidiaries of Dollar General Corporation, as Guarantors and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.3 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.29
Supplement No.1, dated as of September 11, 2007, to the Guarantee to the Credit Agreement, between DC Financial, LLC, as New Guarantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.23 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.30
Supplement No. 2, dated as of December 31, 2007, to the Guarantee to the Credit Agreement, between Retail Risk Solutions, LLC, as New Guarantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.34 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.31
Supplement No. 3, dated as of March 23, 2009, to the Guarantee to the Credit Agreement, between the New Guarantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.30 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.32
Security Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Grantors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.4 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.33
Supplement No.1, dated as of September 11, 2007, to the Security Agreement, between DC Financial, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.25 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.34
Supplement No. 2, dated as of December 31, 2007, to the Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.35 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.35
Supplement No. 3, dated as of March 23, 2009, to the Security Agreement, between the New Grantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.34 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.36
Pledge Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Pledgors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.5 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.37
Supplement No.1, dated as of September 11, 2007, to the Pledge Agreement, between DC Financial, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.27 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))

4.38	Supplement No. 2, dated as of December 31, 2007, to the Pledge Agreement, between Retail Risk Solutions, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.36 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.39
Supplement No. 3, dated as of March 23, 2009, to the Pledge Agreement, between the Additional Pledgors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.40
ABL Credit Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, The CIT Group/Business Credit Inc., as ABL Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.6 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.41
Appointment of Successor Agent and Amendment No. 1 to the ABL Credit Agreement entered into as of July 31, 2009, by and among The CIT Group/Business Credit, Inc., Wells Fargo Retail Finance, LLC, Dollar General Corporation and the Subsidiary Borrowers and the Lenders signatory thereto (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated July 31, 2009, filed with the SEC on August 4, 2009 (file no. 001-11421))
4.42
Guarantee, dated as of September 11, 2007, to the ABL Credit Agreement, between DC Financial, LLC and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.29 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.43
Supplement No. 1, dated as of December 31, 2007, to the Guarantee to the ABL Credit Agreement, between Retail Risk Solutions, LLC, as New Guarantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.37 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.44
Supplement No. 2, dated as of March 23, 2009, to the Guarantee to the ABL Credit Agreement, between the New Guarantors referenced therein and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.42 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.45
ABL Security Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, collectively the Grantors, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.7 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.46
Supplement No. 1, dated as of September 11, 2007, to the ABL Security Agreement, between DC Financial, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.31 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.47
Supplement No. 2, dated as of December 31, 2007, to the ABL Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))

4.48	Supplement No. 3, dated as of March 23, 2009, to the ABL Security Agreement, between the New Grantors referenced therein and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.46 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
10.1
Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its affiliates (as approved by shareholders on October 23, 2009) ((incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))*
10.2
Form of Stock Option Agreement between Dollar General Corporation and officers of Dollar General Corporation granting stock options pursuant to the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.3
Form of Option Rollover Agreement between Dollar General Corporation and officers of Dollar General Corporation (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.4
Form of Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and officers of Dollar General Corporation (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.5
Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (July 2007 grant group) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2009, filed with the SEC on December 12, 2009 (file no. 001-11421))*
10.6
Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (post-July 2007 grant group) (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2009, filed with the SEC on December 12, 2009 (file no. 001-11421))*
10.7
Form of Sale Participation Agreement between Buck Holdings, L.P. and certain officer-level employees, dated July 6, 2007 (incorporated by reference to Exhibit 10.5 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.8
Form of Director Restricted Stock Unit Award Agreement in connection with restricted stock unit grants made to outside directors pursuant to the Company's Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
10.9
Form of Director Stock Option Agreement in connection with option grants made to outside directors pursuant to the Company's Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
10.10
1998 Stock Incentive Plan (As Amended and Restated effective as of May 31, 2006) (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated May 31, 2006, filed with the SEC on June 2, 2006 (file no. 001-11421))*

10.11	Amendment to Dollar General Corporation 1998 Stock Incentive Plan, effective November 28, 2006 (incorporated by reference to Exhibit 10.8 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007 (file no. 001-11421))*
10.12
Form of Stock Option Grant Notice in connection with option grants made pursuant to the 1998 Stock Incentive Plan (incorporated by reference to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005 (file no. 001-11421))*
10.13
Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.14
First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.15
Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*
10.16
Amended and Restated Dollar General Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464)) *
10.17
Dollar General Corporation 2009 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.14 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))*
10.18
Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.19 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file no. 001-11421))*
10.19
Dollar General Corporation Domestic Relocation Policy for Officers (incorporated by reference to Exhibit 10.20 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file no. 001-11421))*
10.20
Form of Director Compensation Letter between Dollar General Corporation and outside directors of Dollar General Corporation (incorporated by reference to Exhibit 10.17 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
10.21
Employment Agreement, effective as of January 11, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.28 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.22
Amendment to Employment Agreement, dated December 19, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.19 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 30, 2009, filed with the SEC on March 24, 2009 (file no. 001-11421))*
10.23
Stock Option Agreement, dated as of January 21, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.29 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*

10.24	Restricted Stock Award Agreement, effective as of January 21, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.32 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.25
Management Stockholder's Agreement, dated as of January 21, 2008, among Dollar General Corporation, Buck Holdings, L.P. and Richard Dreiling (incorporated by reference to Exhibit 10.30 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.26
Sale Participation Agreement, dated January 21, 2008, between Buck Holdings, L.P. and Richard Dreiling (incorporated by reference to Exhibit 10.31 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.27
Employment Agreement, dated July 6, 2007, by and between Dollar General Corporation and David L. Beré (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))*
10.28
Extension of Initial Term of Employment Agreement, dated December 27, 2007, between Dollar General Corporation and David Beré (incorporated by reference to Exhibit 10.33 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.29
Notice of Initiation of Transition Period under Employment Agreement, dated January 8, 2008, by Dollar General Corporation to David Beré (incorporated by reference to Exhibit 10.34 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.30
Letter Agreement dated April 9, 2008 between Dollar General Corporation and David L. Beré (incorporated by reference to Exhibit 99.1 to Dollar General Corporation's Current Report on Form 8-K dated April 9, 2008, filed with the SEC on April 10, 2008 (file no. 001-11421))*
10.31
Amendment to Employment Agreement, dated December 17, 2008, between Dollar General Corporation and David L. Beré (incorporated by reference to Exhibit 10.28 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 30, 2009, filed with the SEC on March 24, 2009 (file no. 001-11421))*
10.32
Separation Agreement, dated as of January 11, 2010, between David L. Bere and Dollar General Corporation (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated January 11, 2010, filed with the SEC on January 13, 2010 (file no. 001-11421))*
10.33
Employment Agreement effective April 1, 2009, by and between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 99.1 to Dollar General Corporation's Current Report on Form 8-K dated March 30, 2009, filed with the SEC on April 3, 2009 (file no. 001-11421))*
10.34
Employment Agreement effective April 1, 2009, by and between Dollar General Corporation and Kathleen R. Guion (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated March 30, 2009, filed with the SEC on April 3, 2009 (file no. 001-11421))*
10.35
Employment Agreement, dated December 1, 2008, between Dollar General Corporation and Todd Vasos (incorporated by reference to Exhibit 10.35 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 30, 2009, filed with the SEC on March 24, 2009 (file no. 001-11421))*

10.36	Stock Option Agreement, dated December 19, 2008, between Dollar General Corporation and Todd Vasos (incorporated by reference to Exhibit 10.36 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 30, 2009, filed with the SEC on March 24, 2009 (file no. 001-11421))*
10.37
Management Stockholder's Agreement, dated December 19, 2008, among Dollar General Corporation, Buck Holdings, L.P., and Todd Vasos (incorporated by reference to Exhibit 10.37 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 30, 2009, filed with the SEC on March 24, 2009 (file no. 001-11421))*
10.38
Sale Participation Agreement, effective December 19, 2008, between Buck Holdings, L.P. and Todd Vasos (incorporated by reference to Exhibit 10.38 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 30, 2009, filed with the SEC on March 24, 2009 (file no. 001-11421))*
10.39
Monitoring Fee Letter Agreement, dated July 6, 2007, among Buck Holdings, L.P., Dollar General Corporation, Kohlberg Kravis Roberts & Co L.P., and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.25 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
10.40
Indemnification Agreement, dated July 6, 2007, among Buck Holdings, L.P., Dollar General Corporation, Kohlberg Kravis Roberts & Co L.P., and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.26 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
10.41
Purchase Letter Agreement, dated August 15, 2007, between Principal Life Insurance Company and DC Financial, LLC (incorporated by reference to Exhibit 10.27 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
10.42
Indemnification Priority and Information Sharing Agreement, dated as of June 30, 2009, among Kohlberg Kravis Roberts & Co. L.P., the funds named therein and Dollar General Corporation (incorporated by reference to Exhibit 10.42 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
21	List of Subsidiaries of Dollar General Corporation
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney (included as part of the signature pages hereto)
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350

*
Management Contract or Compensatory Plan

QuickLinks

INTRODUCTION
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands except per share amounts)
DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
DOLLAR GENERAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular Disclosure of Fair Values of Derivative Instruments
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations For the year ended January 29, 2010
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX