Form 10-Q
period 2010-04-30
DOLLAR GENERAL CORP
filed 2010-06-08
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

The registrant had 341,004,089 shares of common stock outstanding on May 28, 2010.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2010	January 29, 2010
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$222,709	$222,076
Merchandise inventories	1,604,754	1,519,578
Income taxes receivable	-	7,543
Prepaid expenses and other current assets	111,115	96,252
Total current assets	1,938,578	1,845,449
Net property and equipment	1,360,868	1,328,386
Goodwill	4,338,589	4,338,589
Intangible assets, net	1,276,173	1,284,283
Other assets, net	62,868	66,812
Total assets	$8,977,076	$8,863,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$3,547	$3,671
Accounts payable	789,274	830,953
Accrued expenses and other	332,251	342,290
Income taxes payable	34,686	4,525
Deferred income taxes payable	46,282	25,061
Total current liabilities	1,206,040	1,206,500
Long-term obligations	3,399,887	3,399,715
Deferred income taxes	540,010	546,172
Other liabilities	277,989	302,348

Commitments and contingencies

Redeemable common stock	16,624	18,486

Shareholders’ equity:
Preferred stock	-	-
Common stock	298,371	298,013
Additional paid-in capital	2,928,855	2,923,377
Retained earnings	339,071	203,075
Accumulated other comprehensive loss	(29,771)	(34,167)
Total shareholders’ equity	3,536,526	3,390,298
Total liabilities and shareholders’ equity	$8,977,076	$8,863,519

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	April 30, 2010	May 1, 2009
Net sales	$3,111,314	$2,779,937
Cost of goods sold	2,111,558	1,924,579
Gross profit	999,756	855,358
Selling, general and administrative	709,033	630,489
Operating profit	290,723	224,869
Interest income	(6)	(94)
Interest expense	72,018	89,235
Other (income) expense	145	1,667
Income before income taxes	218,566	134,061
Income tax expense	82,570	51,055
Net income	$135,996	$83,006

Earnings per share:
Basic	$0.40	$0.26
Diluted	$0.39	$0.26

Weighted average shares outstanding:
Basic	340,819	317,870
Diluted	344,397	318,298

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	April 30, 2010	May 1, 2009

Cash flows from operating activities:
Net income	$135,996	$83,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,252	64,531
Deferred income taxes	10,029	15,461
Tax benefit of stock options	(4,806)	-
Non-cash share-based compensation	4,979	2,938
Other non-cash gains and losses	1,633	1,260
Change in operating assets and liabilities:
Merchandise inventories	(85,176)	(39,040)
Prepaid expenses and other current assets	(13,503)	(3,012)
Accounts payable	(36,954)	10,578
Accrued expenses and other	(30,961)	(50,368)
Income taxes	42,510	23,336
Other	(26)	203
Net cash provided by operating activities	86,973	108,893

Cash flows from investing activities:
Purchases of property and equipment	(90,998)	(51,825)
Proceeds from sale of property and equipment	258	152
Net cash used in investing activities	(90,740)	(51,673)

Cash flows from financing activities:
Issuance of common stock	285	620
Repayments of long-term obligations	(463)	(999)
Repurchases of equity	(228)	(252)
Tax benefit of stock options	4,806	-
Net cash provided by (used in) financing activities	4,400	(631)

Net increase in cash and cash equivalents	633	56,589
Cash and cash equivalents, beginning of period	222,076	377,995
Cash and cash equivalents, end of period	$222,709	$434,584

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$25,669	$18,913

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2010 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2010 fiscal year will end on January 28, 2011 and its 2009 fiscal year ended on January 29, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of April 30, 2010 and results of operations for the 13-week quarterly accounting periods ended April 30, 2010 and May 1, 2009 have been made.

The condensed consolidated balance sheet as of January 29, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded LIFO charges of zero and $0.8 million in the 13-week periods ended April 30, 2010 and May 1, 2009, respectively. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

In June 2009, the FASB issued new accounting guidance relating to variable interest entities. This standard amends previous standards and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, specifies updated criteria for determining the primary beneficiary, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, requires enhanced disclosures about an enterprise’s involvement in a variable interest entity, and includes other provisions. This standard was effective as of January 30, 2010, the beginning of the Company’s 2010 fiscal year. The impact of the adoption of this guidance on the Company’s condensed consolidated financial statements was not material.

2.

Comprehensive income

Comprehensive income consists of the following:

	13 Weeks Ended
(in thousands)	April 30, 2010	May 1, 2009
Net income	$135,996	$83,006
Unrealized net gain (loss) on hedged transactions, net of income tax expense (benefit) of $3,400 and $(922) respectively (see Note 6)	4,396	(996)
Comprehensive income	$140,392	$82,010

3.

Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended April 30, 2010			13 Weeks Ended May 1, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$135,996	340,819	$0.40	$83,006	317,870	$0.26
Effect of dilutive share-based awards		3,578			428
Diluted earnings per share	$135,996	344,397	$0.39	$83,006	318,298	$0.26

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share was determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.3 million and 3.0 million in the 2010 and 2009 periods, respectively.

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

The Internal Revenue Service (“IRS”) is examining the Company’s federal income tax returns for fiscal years 2005 and 2006.  The 2004 and earlier years are not open for examination.  The 2007, 2008 and 2009 fiscal years, while not currently under examination, are subject to examination at the discretion of the IRS.  The Company has various state income tax examinations that are currently in progress.  The estimated liability related to these state income tax examinations is included in the Company’s reserve for uncertain tax positions.  Generally, the Company’s tax years ended in 2006 and forward remain open for examination by the various state taxing authorities.

As of April 30, 2010, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $46.0 million, $8.9 million and $1.2 million, respectively, for a total of $56.1 million. Of this amount, $55.0 million is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet with the remaining $1.1 million reducing deferred tax assets related to net operating loss carry forwards. The reserve for uncertain tax positions decreased during the period ended April 30, 2010 by $21.6 million due principally to the reduction of a liability associated with an accounting method utilized by the Company for income tax return filing purposes. The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $14.9 million in the coming twelve months principally as a result of the settlement of currently ongoing state income tax examinations and the anticipated filing of an income tax accounting method change request that is expected to resolve various uncertainties related to accounting methods employed by the Company. The full amount of this reasonably possible change is included in noncurrent Other liabilities in the condensed consolidated balance sheet as of April 30, 2010. Also, as of April 30, 2010, approximately $40.1 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended April 30, 2010 was 37.8% compared to a rate of 38.1% for the 13-week period ended May 1, 2009 which represents a net decrease of 0.3%.

5.

Assets and liabilities measured at fair value

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of April 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety, as discussed in detail in Note 6, are classified in Level 2 of the fair value hierarchy. The Company’s long-term obligations classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of April 30, 2010.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at April 30, 2010
Assets:
Trading securities (a)	$8,570	$-	$-	$8,570
Liabilities:
Long-term obligations (b)	3,562,716	24,180	-	3,586,896
Derivative financial instruments (c)	-	49,578	-	49,578
Deferred compensation (d)	15,770	-	-	15,770

(a)

Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $2,111 and Other assets, net of $6,459.

(b)

Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $3,547 and Long-term obligations of $3,399,887.

(c)

Reflected in the condensed consolidated balance sheet as non-current Other liabilities.

(d)

Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,111 and non-current Other liabilities of $13,659.

6.

Derivatives and hedging activities

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

The Company is exposed to certain risks arising from uncertainties of future market values caused by the fluctuation in the prices of commodities. From time to time the Company may enter into derivative financial instruments to protect against future price changes related to these commodity prices.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week periods ended April 30, 2010 and

May 1, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of April 30, 2010, the Company had three interest rate swaps with a combined notional value of $1.17 billion that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI, and such net gain or loss is expected to be reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $37.1 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of April 30, 2010, the Company had no such non-designated hedges. As of May 1, 2009, the Company had one diesel fuel commodity swap hedging monthly usage of diesel fuel through January 2010 with a total 11.4 million gallons notional during the remaining term that was not designated as a hedge in a qualifying hedging relationship.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of April 30, 2010 and January 29, 2010 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps:
As of April 30, 2010			Other liabilities	$49,578
As of January 29, 2010			Other liabilities	$57,058

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statement of income (including OCI, see Note 2) for the 13-week periods ended April 30, 2010 and May 1, 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statement of Income For the 13-weeks ended April 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$4,543	Interest expense	$12,340	Other (income) expense	$145

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statement of Income For the 13-weeks ended May 1, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$13,817	Interest expense	$11,898	Other (income) expense	$158

Derivatives Not Designated as Hedging Instruments		Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity Hedges		Other (income) expense	$1,508

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness.

As of April 30, 2010, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $51.2 million. If the Company had breached any of these provisions at April 30, 2010, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $51.2 million. As of April 30, 2010, the Company had not breached any of these provisions or posted any collateral related to these agreements.

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

On April 19, 2010, the plaintiffs moved for class certification relating to their Title VII claims.  The Company filed its response to the certification motion in June 2010, and will move  for decertification of the Equal Pay Act class.  We do not anticipate a ruling on these motions before the end of the summer.

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

On July 30, 2008, the Company was served with a complaint filed in the District Court for Dallas County, Iowa (Julie Cox, et al. v. Dolgencorp, Inc., et al – Case No. LACV-034423) in which the plaintiff, a former store manager, alleged that the Company discriminates against pregnant employees on the basis of sex and retaliates against employees in violation of the Iowa Civil Rights Act.  Cox sought to represent a class of “all current, former and future employees from the State of Iowa who are employed by Dollar General who suffered from, are currently suffering from or in the future may suffer from” alleged sex/pregnancy discrimination and retaliation and seeks declaratory and injunctive relief as well as equitable, compensatory and punitive damages and attorneys’ fees and costs.

On April 5, 2010, the Court denied the plaintiff’s motion for class certification.  Subsequently, the Company resolved the matter for an amount that was immaterial to the Company’s financial statements.

In October 2008, the Company terminated an interest rate swap as a result of the counterparty’s declaration of bankruptcy.  This declaration of bankruptcy constituted a default under the contract governing the swap, giving the Company the right to terminate.  The Company subsequently settled the swap in November 2008 for approximately $7.6 million, including interest accrued to the date of termination.  On May 14, 2010, the Company received a demand from the counterparty for an additional payment of approximately $19 million claiming that the valuation used to calculate the $7.6 million was commercially unreasonable.  The Company does not believe that this additional payment is owed and believes the methodology it used to calculate the settlement amount was commercially reasonable and appropriate.  Accordingly, the Company intends to vigorously defend any claim in this regard that may be asserted by the counterparty; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise.

From time to time, the Company is a party to various other legal actions involving claims incidental to the conduct of its business, including actions by employees, consumers, suppliers, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation, including without limitation under federal and state employment laws and wage and hour laws.  The Company believes, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material adverse effect on the Company’s financial statements as a whole. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s results of operations, cash flows, or financial position. In addition, certain of these lawsuits, if decided adversely to the Company or settled by the Company, may result in liability material to the Company’s financial position or may negatively affect operating results if changes to the Company’s business operation are required.

8.

Share-based payments

The Company’s Second Amended and Restated Equity Appreciation Rights Plan provides for the granting of equity appreciation rights to nonexecutive managerial employees.  During the 13-week period ended April 30, 2010, 679,777 of such equity appreciation rights, affecting 873 employees, vested in conjunction with a secondary offering of the Company’s common stock, resulting in selling, general and administrative expenses for share-based awards of $13.3 million and for related payroll taxes of $1.0 million.

9.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of April 30, 2010, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. Net sales grouped by classes of similar products are presented below.

	13 Weeks Ended
(In thousands)	April 30, 2010	May 1, 2009
Classes of similar products:
Consumables	$2,231,500	$1,995,809
Seasonal	430,051	356,452
Home products	224,867	216,883
Apparel	224,896	210,793
Net sales	$3,111,314	$2,779,937

10.

Related party transactions

Affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman, Sachs & Co. indirectly own a substantial portion of the Company’s common stock. A Member and a Director of KKR and a Managing Director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

Affiliates of KKR and Goldman, Sachs & Co. (among other entities) may be lenders under the Company’s senior secured term loan facility (“Term Loan Facility”) with an original July 2007 principal amount of $2.3 billion and a principal balance as of April 30, 2010 of approximately $1.96 billion. The Company paid approximately $14.8 million and $20.0 million of interest on the Term Loan Facility during the 13 week periods ended April 30, 2010 and May 1, 2009, respectively.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap with a $383.3 million notional amount as of April 30, 2010, entered into in connection with the Term Loan Facility. The Company paid Goldman, Sachs & Co. approximately $4.7 million and $4.1 million in the periods ended April 30, 2010 and May 1, 2009, respectively, pursuant to this swap.

The Company entered into a sponsor advisory agreement, dated July 6, 2007, with KKR and Goldman, Sachs & Co. pursuant to which those entities provided management and advisory services to the Company. Under the terms of the sponsor advisory agreement, among other things, the Company was obliged to pay to those entities an annual management fee, initially $5.0 million and subject to annual escalation. The Company completed its initial public offering of common stock in November 2009 and concurrently terminated the advisory agreement. The Company periodically reimburses KKR for incidental expenses incurred on behalf of the Company. The Company reimbursed KKR for incidental expenses of $0.1 million for the period ended April 30, 2010 and incurred advisory fees and other expenses for the period ended May 1, 2009 of $1.3 million. In addition, on July 6, 2007, the Company entered into a separate indemnification agreement with the parties to the sponsor advisory agreement, pursuant to which the Company agreed to provide customary indemnification to such parties and their affiliates.

Affiliates of KKR and Goldman, Sachs & Co. served as underwriters in connection with the Company’s initial public offering of its common stock and in connection with the secondary offering of the Company’s common stock held by certain existing shareholders that was completed in April 2010. The Company did not sell shares of common stock, receive proceeds from such shareholders’ sale of shares of common stock or pay any underwriting fees in connection with the secondary offering.

11.

Subsequent events

On May 6, 2010, the Company repurchased in the open market $50.0 million aggregate principal amount of 10.625% senior notes due 2015 at a price of 111.0% plus accrued and unpaid interest. The pretax loss on this transaction of approximately $6.5 million will be reflected in the Company’s consolidated financial statements for the second quarter of 2010.

12.

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

	April 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$93,598	$103,819	$25,292	$-	$222,709
Merchandise inventories	-	1,604,754	-	-	1,604,754
Deferred income taxes	5,995	-	4,113	(10,108)	-
Prepaid expenses and other current assets	673,089	3,189,489	3,204	(3,754,667)	111,115
Total current assets	772,682	4,898,062	32,609	(3,764,775)	1,938,578
Net property and equipment	101,759	1,259,001	108	-	1,360,868
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,200,112	76,061	-	-	1,276,173
Deferred income taxes	-	-	38,791	(38,791)	-
Other assets, net	4,555,530	8,334	297,161	(4,798,157)	62,868

Total assets	$10,968,672	$6,241,458	$368,669	$(8,601,723)	$8,977,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,822	$1,725	$-	$-	$3,547
Accounts payable	3,154,734	1,329,601	46,067	(3,741,128)	789,274
Accrued expenses and other	81,479	210,049	54,262	(13,539)	332,251
Income taxes payable	24,338	234	10,114	-	34,686
Deferred income taxes payable	-	56,390	-	(10,108)	46,282
Total current liabilities	3,262,373	1,597,999	110,443	(3,764,775)	1,206,040
Long-term obligations	3,646,331	2,785,242	13,178	(3,044,864)	3,399,887
Deferred income taxes	398,161	180,640	-	(38,791)	540,010
Other liabilities	108,657	26,547	142,785	-	277,989

Redeemable common stock	16,624	-	-	-	16,624

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	298,371	23,855	100	(23,955)	298,371
Additional paid-in capital	2,928,855	431,253	19,900	(451,153)	2,928,855
Retained earnings	339,071	1,195,922	82,263	(1,278,185)	339,071
Accumulated other comprehensive loss	(29,771)	-	-	-	(29,771)
Total shareholders’ equity	3,536,526	1,651,030	102,263	(1,753,293)	3,536,526

Total liabilities and shareholders’ equity	$10,968,672	$6,241,458	$368,669	$(8,601,723)	$8,977,076

	January 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$97,620	$103,001	$21,455	$-	$222,076
Merchandise inventories	-	1,519,578	-	-	1,519,578
Income taxes receivable	9,924	1,645	-	(4,026)	7,543
Deferred income taxes	16,066	-	3,559	(19,625)	-
Prepaid expenses and other current assets	625,157	3,040,792	704	(3,570,401)	96,252
Total current assets	748,767	4,665,016	25,718	(3,594,052)	1,845,449
Net property and equipment	99,452	1,228,829	105	-	1,328,386
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,201,223	83,060	-	-	1,284,283
Deferred income taxes	-	-	36,405	(36,405)	-
Other assets, net	4,288,270	8,920	297,757	(4,528,135)	66,812

Total assets	$10,676,301	$5,985,825	$359,985	$(8,158,592)	$8,863,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,822	$1,849	$-	$-	$3,671
Accounts payable	3,033,723	1,311,063	46,818	(3,560,651)	830,953
Accrued expenses and other	72,320	226,571	53,149	(9,750)	342,290
Income taxes payable	4,086	-	4,465	(4,026)	4,525
Deferred income taxes payable	-	44,686	-	(19,625)	25,061
Total current liabilities	3,111,951	1,584,169	104,432	(3,594,052)	1,206,500
Long-term obligations	3,645,820	2,689,492	13,178	(2,948,775)	3,399,715
Deferred income taxes	394,045	188,532	-	(36,405)	546,172
Other liabilities	115,701	40,065	146,582	-	302,348

Redeemable common stock	18,486	-	-	-	18,486

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	298,013	23,855	100	(23,955)	298,013
Additional paid-in capital	2,923,377	431,253	19,900	(451,153)	2,923,377
Retained earnings	203,075	1,028,459	75,793	(1,104,252)	203,075
Accumulated other comprehensive loss	(34,167)	-	-	-	(34,167)
Total shareholders’ equity	3,390,298	1,483,567	95,793	(1,579,360)	3,390,298

Total liabilities and shareholders’ equity	$10,676,301	$5,985,825	$359,985	$(8,158,592)	$8,863,519

	For the 13-weeks ended April 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$87,464	$3,111,314	$19,648	$(107,112)	$3,111,314
Cost of goods sold	-	2,111,558	-	-	2,111,558
Gross profit	87,464	999,756	19,648	(107,112)	999,756
Selling, general and administrative expenses	79,619	721,863	14,663	(107,112)	709,033
Operating profit	7,845	277,893	4,985	-	290,723
Interest income	(11,017)	(2,710)	(4,953)	18,674	(6)
Interest expense	79,457	11,230	5	(18,674)	72,018
Other (income) expense	145	-	-	-	145
Income (loss) before income taxes	(60,740)	269,373	9,933	-	218,566
Income tax expense (benefit)	(22,803)	101,910	3,463	-	82,570
Equity in subsidiaries’ earnings, net of taxes	173,933	-	-	(173,933)	-
Net income	$135,996	$167,463	$6,470	$(173,933)	$135,996

	For the 13 weeks ended May 1, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$62,846	$2,779,937	$21,473	$(84,319)	$2,779,937
Cost of goods sold	-	1,924,579	-	-	1,924,579
Gross profit	62,846	855,358	21,473	(84,319)	855,358
Selling, general and administrative expenses	57,134	643,416	14,258	(84,319)	630,489
Operating profit	5,712	211,942	7,215	-	224,869
Interest income	(12,542)	(1,081)	(4,226)	17,755	(94)
Interest expense	94,261	12,724	5	(17,755)	89,235
Other (income) expense	1,667	-	-	-	1,667
Income (loss) before income taxes	(77,674)	200,299	11,436	-	134,061
Income tax expense (benefit)	(29,690)	76,830	3,915	-	51,055
Equity in subsidiaries’ earnings, net of taxes	130,990	-	-	(130,990)	-
Net income	$83,006	$123,469	$7,521	$(130,990)	$83,006

	For the 13 weeks ended April 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$135,996	$167,463	$6,470	$(173,933)	$135,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,518	54,724	10	-	63,252
Deferred income taxes	9,157	3,812	(2,940)	-	10,029
Tax benefit of stock options	(4,806)	-	-	-	(4,806)
Non-cash share-based compensation	4,979	-	-	-	4,979
Other non-cash gains and losses	346	1,287	-	-	1,633
Equity in subsidiaries’ earnings, net	(173,933)	-	-	173,933	-
Change in operating assets and liabilities:
Merchandise inventories	-	(85,176)	-	-	(85,176)
Prepaid expenses and other current assets	(1,202)	(12,382)	81	-	(13,503)
Accounts payable	(16,314)	(20,634)	(6)	-	(36,954)
Accrued expenses and other	1,567	(29,844)	(2,684)	-	(30,961)
Income taxes	34,982	1,879	5,649	-	42,510
Other	1	(28)	1	-	(26)
Net cash provided by (used in) operating activities	(709)	81,101	6,581	-	86,973
Cash flows from investing activities:
Purchases of property and equipment	(6,086)	(84,899)	(13)	-	(90,998)
Proceeds from sale of property and equipment	-	258	-	-	258
Net cash used in investing activities	(6,086)	(84,641)	(13)	-	(90,740)
Cash flows from financing activities:
Issuance of common stock	285	-	-	-	285
Repayments of long-term obligations	-	(463)	-	-	(463)
Repurchases of equity	(228)	-	-	-	(228)
Tax benefit of stock options	4,806				4,806
Changes in intercompany note balances, net	(2,090)	4,821	(2,731)	-	-
Net cash provided by (used in) financing activities	2,773	4,358	(2,731)	-	4,400
Net increase (decrease) in cash and cash equivalents	(4,022)	818	3,837	-	633
Cash and cash equivalents, beginning of period	97,620	103,001	21,455	-	222,076
Cash and cash equivalents, end of period	$93,598	$103,819	$25,292	$-	$222,709

	For the 13 weeks ended May 1, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$83,006	$123,469	$7,521	$(130,990)	$83,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,833	55,639	59	-	64,531
Deferred income taxes	9,587	4,939	935	-	15,461
Non-cash share-based compensation	2,938	-	-	-	2,938
Other non-cash gains and losses	900	360	-	-	1,260
Equity in subsidiaries’ earnings, net	(130,990)	-	-	130,990	-
Change in operating assets and liabilities:
Merchandise inventories	-	(39,040)	-	-	(39,040)
Prepaid expenses and other current assets	740	(4,118)	366	-	(3,012)
Accounts payable	(5,886)	16,469	(5)	-	10,578
Accrued expenses and other	(26,202)	(21,070)	(3,096)	-	(50,368)
Income taxes	19,012	1,215	3,109	-	23,336
Other	(55)	258	-	-	203
Net cash provided by (used in) operating activities	(38,117)	138,121	8,889	-	108,893
Cash flows from investing activities:
Purchases of property and equipment	(2,057)	(49,746)	(22)	-	(51,825)
Proceeds from sale of property and equipment	-	152	-	-	152
Net cash used in investing activities	(2,057)	(49,594)	(22)	-	(51,673)
Cash flows from financing activities:
Issuance of common stock	620	-	-	-	620
Repayments of long-term obligations	-	(999)	-	-	(999)
Repurchases of equity	(252)	-	-	-	(252)
Changes in intercompany note balances, net	80,469	(71,091)	(9,378)	-	-
Net cash provided by (used in) financing activities	80,837	(72,090)	(9,378)	-	(631)
Net increase (decrease) in cash and cash equivalents	40,663	16,437	(511)	-	56,589
Cash and cash equivalents, beginning of period	292,637	64,404	20,954	-	377,995
Cash and cash equivalents, end of period	$333,300	$80,841	$20,443	$-	$434,584

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of April 30, 2010, and the related condensed consolidated statements of operations and cash flows for the three month periods ended April 30, 2010 and May 1, 2009. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar General Corporation as of January 29, 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein) and in our report dated March 31, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

June 8, 2010

Nashville, Tennessee

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the year ended January 29, 2010. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 8,965 stores located in 35 states as of April 30, 2010, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The customers we serve are value-conscious, and Dollar General has always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, over the past two years we have been operating in an environment with heightened economic challenges and uncertainties. Consumers are facing very high rates of unemployment, fluctuating food, gasoline and energy costs, rising medical costs, and a continued weakness in housing and credit markets, and the timetable for economic recovery is uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, we remain optimistic with regard to executing our operating priorities in 2010.

At the beginning of 2008, we defined the following four operating priorities on which we remain keenly focused:

•

drive productive sales growth,

•

increase our gross margins,

•

leverage process improvements and information technology to reduce costs, and

•

strengthen and expand Dollar General's culture of serving others.

Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. We have enhanced our category management processes, allowing us to continue expanding our product offerings while also improving profitability, by adding more productive items and eliminating unproductive items. We are utilizing the space in our stores more productively by raising the height of our merchandise fixtures and implementing more consistent space planning. In addition, we are making significant progress in defining and improving our store standards with a goal of developing a consistent look and feel across all stores. We opportunistically extended our store hours for our customers’ convenience and are targeting both new and existing customers with our improved advertising circulars. Finally, we believe we have significant potential to grow sales through new store growth in both existing and new markets. We plan to open approximately 600 new stores in fiscal 2010, including 155 stores opened in the first quarter.

Our second priority is to increase gross profit through category management, distribution efficiencies, shrink reduction, an improved pricing model, expansion of private brand offerings and increased foreign sourcing. Our merchandising team has been successful in efforts to upgrade our merchandise selection to better serve our customers while managing our everyday low price strategy. We constantly review our pricing strategy and work diligently to minimize product cost increases and to remain competitive. We are focused on sales of private brands, which generally have higher gross profit rates than national brands, while we continue to offer a wide variety of national brands to ensure an optimal mix of product offerings. Our operations group continues to be highly focused on all inventory shrink reduction initiatives, while our supply chain team continues its efforts to increase efficiencies, with the goal of leveraging transportation and distribution expenses despite recent increases in fuel costs.

Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extract costs that do not affect the customer experience. Examples of cost reduction initiatives include our focus on safety to reduce workers’ compensation expense, the improvement of energy management in our stores through the installation of energy management systems and increased preventive maintenance, and the reduction of waste management costs through recycling of cardboard. In addition, our real estate team has had success in negotiating lease renewals which we anticipate will benefit us going forward.

Our fourth priority is to strengthen and expand Dollar General’s culture of serving others. For customers this means helping them “Save time. Save money. Every day!” by providing clean, well-stocked stores with quality products at low prices.  For employees, this means creating an environment that attracts and retains key employees throughout the organization. For the public, this means giving back to our store communities. For shareholders, this means meeting their expectations of an efficiently and profitably run organization that operates with compassion and integrity.

Focus on these priorities has resulted in improved performance in the first quarter of 2010 over the comparable 2009 period in many of our key financial metrics, as follows. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•

Total sales increased 11.9% to $3.11 billion. Sales in same-stores increased 6.7% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended April 30, 2010 were approximately $197, up from $185 for the comparable prior 52-week period.

•

Gross profit, as a percentage of sales, increased to 32.1% compared to 30.8% in the 2009 period. This increase was primarily the result of higher average markups, partially offset by higher markdowns, and was driven by efforts to reduce our merchandise purchase costs, including improvements in our global sourcing capabilities, while maintaining our everyday low prices. Increased markups are also impacted by strategic changes to our mix of merchandise, such as increased private brand items.

•

Inventory turnover improved to 5.3 times on a rolling four-quarter basis compared to 5.2 times for the corresponding prior year period.

•

Selling, general and administrative expenses, or SG&A, as a percentage of sales, was 22.8% compared to 22.7% in the 2009 quarter. Certain share-based compensation and other related expenses resulting from a secondary offering of our common stock in the 2010 quarter totaled $15.0 million, or 48 basis points. Excluding these expenses, SG&A as a percentage of sales declined due primarily to our significant sales increase.

•

Operating profit, as a percentage of sales, was 9.3% compared to 8.1% in the 2009 first quarter, an improvement of 125 basis points, without adjusting for the 48 basis points effect of expenses resulting from the secondary offering noted above.

•

Interest expense decreased by $17.2 million to $72.0 million in the 2010 first quarter primarily due to a $733 million reduction of long-term obligations since the first quarter of 2009. Total long-term obligations as of April 30, 2010 were $3.40 billion.

•

Net income was equal to $136.0 million, or $0.39 per diluted share, compared to net income of $83.0 million, or $0.26 per diluted share, in the 2009 quarter.

•

Cash generated from operating activities was $87.0 million. At April 30, 2010, we had a cash balance of $222.7 million.

•

Also during the 2010 first quarter, we opened 155 new stores, remodeled or relocated 128 stores, and closed 18 stores, resulting in a store count of 8,965 on April 30, 2010.

Like other companies, we face uncertainties with regard to the future impact of healthcare reform legislation, including the Patient Protection and Affordable Care Act and the HealthCare and Education Reconciliation Act of 2010, signed into law in March 2010 which will likely affect the cost associated with employer-sponsored medical plans.  Specifically, this legislation requires that employers provide a minimum level of coverage for full-time employees or pay penalties. Some of the plan coverage requirements may have an impact on our costs such as bans on exclusions for pre-existing conditions, extension of dependent coverage to age 26, and caps on employee premium sharing costs.  Certain coverage provisions do not go into effect until 2014, but there are a number of dependent coverage and insurance market reforms that will take effect immediately. Although we do not expect this legislation will have a material effect on our consolidated financial statements in fiscal 2010, we are currently evaluating the impact it will have on our costs in future years, and those costs could be material. Our analysis depends in part upon future guidance yet to be developed by federal agencies interpreting the legislation, and any estimates we develop could be significantly affected by any changes to or agency interpretation of the legislation prior to its full implementation.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We follow the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2010 and 2009, which represent 52-week fiscal years ending or ended January 28, 2011 and January 29, 2010, respectively. Consequently, references to quarterly accounting periods for 2010 and 2009 contained herein refer to 13-week accounting periods.

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

The following table contains results of operations data for the first 13 weeks of each of 2010 and 2009, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2010 vs. 2009
(in millions)	April 30, 2010	May 1, 2009	Amount change	% change
Net sales by category:
Consumables	$2,231.5	$1,995.8	$235.7	11.8%
% of net sales	71.72%	71.79%
Seasonal	430.1	356.5	73.6	20.6
% of net sales	13.82%	12.82%
Home products	224.9	216.9	8.0	3.7
% of net sales	7.23%	7.80%
Apparel	224.9	210.8	14.1	6.7
% of net sales	7.23%	7.58%
Net sales	3,111.3	2,779.9	331.4	11.9
Cost of goods sold	2.111.6	1,924.6	187.0	9.7
% of net sales	67.87%	69.23%
Gross profit	999.8	855.4	144.4	16.9
% of net sales	32.13%	30.77%
Selling, general and administrative expenses	709.0	630.5	78.5	12.5
% of net sales	22.79%	22.68%
Operating profit	290.7	224.9	65.9	29.3
% of net sales	9.34%	8.09%
Interest income	(0.0)	(0.1)	0.1	(93.6)
% of net sales	(0.00)%	(0.00)%
Interest expense	72.0	89.2	(17.2)	(19.3)
% of net sales	2.31%	3.21%
Other (income) expense	0.1	1.7	(1.5)	(91.3)
% of net sales	0.00%	0.06%
Income before income taxes	218.6	134.1	84.5	63.0
% of net sales	7.02%	4.82%
Income tax expense	82.6	51.1	31.5	61.7
% of net sales	2.65%	1.84%
Net income	$136.0	$83.0	$53.0	63.8%
% of net sales	4.37%	2.99%
Diluted earnings per share	$0.39	$0.26	$0.13	50.0%

13 WEEKS ENDED APRIL 30, 2010 AND MAY 1, 2009

Net Sales. The net sales increase in the 2010 first quarter reflects a same-store sales increase of 6.7% compared to the 2009 quarter. Same-stores include stores that have been open for 13 months and remain open at the end of the reporting period. For the 2010 quarter, there were 8,362 same-stores which accounted for sales of $2.94 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards and the expansion of our merchandise offerings, in addition to improved utilization of store square footage, extended store hours and improved marketing efforts.

Gross Profit. The gross profit rate as a percentage of sales was 32.1% in the 2010 first quarter compared to 30.8% in the 2009 first quarter. The increase in the 2010 gross profit rate resulted primarily from higher purchase markups, partially offset by increased markdowns due to the acceleration of certain planogram resets. Increased sales volumes and our improved global sourcing capabilities have contributed to our ability to reduce product costs. In addition, our increased mix of private brands has contributed to increased markups. Transportation and distribution costs increased in the 2010 quarter, with higher fuel costs being the most significant factor. Distribution costs were higher as a percentage of sales due to increased labor costs primarily resulting from recent inventory management initiatives.

SG&A Expense. SG&A was 22.8% as a percentage of sales in the 2010 first quarter compared to 22.7% in the 2009 first quarter, an increase of 11 basis points. SG&A in the 2010 quarter includes expenses totaling $15.0 million, or 48 basis points, relating to a secondary offering of our common stock during the quarter, including $0.7 million of legal and other transaction expenses and $14.3 million relating to the acceleration of certain equity appreciation rights. As a percentage of total sales, items positively affecting SG&A expense during the 2010 period include the following: costs in the 2009 period for productivity initiatives that did not recur in the 2010 period and reductions in utilities costs in general and waste management costs in particular as a result of our recycling efforts; offset by overall increases in retail salaries due in part to the acceleration of various merchandising initiatives resulting in higher store labor hours as well as an increase in certain minimum wage rates.

Interest Income. Interest income consists primarily of interest on investments. The decrease in interest income in the 2010 period compared to the 2009 period was the result of reduced investments in interest-bearing instruments.

Interest Expense. The decrease in interest expense in the 2010 period from the 2009 period is due to lower outstanding borrowings, resulting from our repurchases of indebtedness in 2009.

Income Taxes. The effective income tax rate for the 2010 period was 37.8% compared to a rate of 38.1% for the 2009 period which represents a net decrease of 0.3%.

Accounting Pronouncements

In June 2009 the FASB issued new accounting guidance relating to variable interest entities. This standard amends previous standards and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, specifies updated criteria for determining the primary beneficiary, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, requires enhanced disclosures about an enterprise’s involvement in a variable interest entity, and includes other provisions. This standard was effective as of January 30, 2010, the beginning of our fiscal year. The adoption of this guidance did not have a material impact on our consolidated financial statements and is not currently expected to be material in future periods.

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $2.995 billion as of April 30, 2010. The Credit Facilities consist of a $1.964 billion senior secured term loan facility (“Term Loan Facility”) and a senior secured asset-based revolving credit facility (“ABL Facility”). Total commitments under the ABL Facility are equal to $1.031 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

The amount available under the ABL Facility (including letters of credit) is subject to certain borrowing base limitations. The ABL Facility includes a “last out” tranche in respect of which we may borrow up to a maximum amount of $101.0 million.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the term loan facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) as of April 30, 2010, under the ABL Facility (except in the last out tranche described above), 1.25% for LIBOR borrowings and 0.25% for base-rate borrowings; and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments at a rate of 0.375% per annum. We also must pay customary letter of credit fees.

Under the Term Loan Facility we are required to prepay outstanding term loans, subject to certain exceptions, with up to 50% of our annual excess cash flow (as defined in the credit agreement) which will be reduced to 25% and 0% if we achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through April 30, 2010, no prepayments have been required under the prepayment provisions listed above. The Term Loan Facility can be prepaid in whole or in part at any time.

We voluntarily prepaid $325.0 million of the Term Loan Facility in January 2010 and, as a result, no further principal payments will be required prior to its maturity on July 6, 2014, assuming no mandatory prepayment provisions are triggered before such date. There is no amortization under the ABL Facility. The entire principal amounts (if any) outstanding under the ABL Facility are due and payable in full at maturity on July 6, 2013.

In addition, we are required to prepay the ABL Facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base. Through April 30, 2010, no prepayments have been required under any prepayment provisions.

We may voluntarily repay outstanding loans under the Term Loan Facility or the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

The senior secured credit agreements contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; sell assets; pay dividends and distributions or repurchase our capital stock; make investments or acquisitions; repay or repurchase subordinated indebtedness (including the Senior Subordinated Notes discussed below) and the Senior Notes discussed below; amend material agreements governing our subordinated indebtedness (including the Senior Subordinated Notes discussed below) or our Senior Notes discussed below; or change our lines of business. The senior secured credit agreements also contain certain customary affirmative covenants and events of default.

At April 30, 2010, we had no borrowings, $17.3 million of commercial letters of credit, and $76.6 million of standby letters of credit outstanding under our ABL Facility.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

As of April 30, 2010, we have $979.3 million aggregate principal amount of 10.625% senior notes due 2015 (the “Senior Notes”) outstanding (reflected in our consolidated balance sheet net of a $14.3 million discount), which mature on July 15, 2015, pursuant to an indenture dated as of July 6, 2007 (the “senior indenture”), and $450.7 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “Senior Subordinated Notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture”). The Senior Notes and the Senior Subordinated Notes are collectively referred to herein as the “Notes.” The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures.”

Interest on the Notes is payable on January 15 and July 15 of each year. Interest on the Senior Notes is payable in cash. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum, and PIK interest (as defined below) accrues at a rate of 12.625% per annum. For any interest period subsequent to the initial interest period through July 15, 2011, we may elect to pay interest on the Senior Subordinated Notes (i) in cash, (ii) by increasing the principal amount of the Senior Subordinated Notes or issuing new Senior Subordinated Notes (“PIK interest”) or (iii) by paying interest on half of the principal amount of the Senior Subordinated Notes in cash interest and half in PIK interest. After July 15, 2011, all interest on the Senior Subordinated Notes will be payable in cash. Through April 30, 2010, all interest on the Senior Subordinated Notes has been paid in cash.

We may redeem some or all of the Notes at any time at redemption prices described or set forth in the indentures. We also may seek, from time to time, to retire some or all of the Notes through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On May 6, 2010, we repurchased in the open market $50.0 million aggregate principal amount of Senior Notes at a price of 111.0% plus accrued and unpaid interest. The pretax loss on this transaction of approximately $6.5 million will be reflected in our consolidated financial statements for the second quarter of 2010.

Upon the occurrence of a change of control, which is defined in the indentures, each holder of the Notes has the right to require us to repurchase some or all of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The indentures contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to (subject to certain exceptions): incur additional debt, issue disqualified stock or issue certain preferred stock; pay dividends on or make certain distributions and other restricted payments; create certain liens or encumbrances; sell assets; enter into transactions with affiliates; make payments to us; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; or designate our subsidiaries as unrestricted subsidiaries.

The indentures also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable.

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of April 30, 2010, this ratio was 1.3 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		52-weeks ended
(in millions)	April 30, 2010	May 1, 2009	April 30, 2010	January 29, 2010
Net income	$136.0	$83.0	$392.4	$339.4
Add (subtract):
Interest income	(0.0)	(0.1)	(0.0)	(0.1)
Interest expense	72.0	89.2	328.4	345.6
Depreciation and amortization	60.1	61.2	240.6	241.7
Income taxes	82.6	51.1	244.2	212.7
EBITDA	350.7	284.4	1,205.6	1,139.3

Adjustments:
Loss on debt retirements	-	-	55.3	55.3
(Gain) loss on hedging instruments	0.1	0.7	(0.1)	0.5
Impact of markdowns related to inventory clearance activities, net of purchase accounting adjustments	-	(3.5)	(3.8)	(7.3)
Advisory and consulting fees to affiliates	0.1	1.6	62.0	63.5
Non-cash expense for share-based awards	6.1	2.9	21.9	18.7
Indirect costs related to merger and stock offering	0.8	4.4	7.0	10.6
Other non-cash charges (including LIFO)	1.8	0.5	7.9	6.6
Total Adjustments	8.9	6.6	150.2	147.9

Adjusted EBITDA	$359.6	$291.0	$1,355.8	$1,287.2

Current Financial Condition / Recent Developments

At April 30, 2010, we had total outstanding debt (including the current portion of long-term obligations) of approximately $3.40 billion. We had $937.1 million available for borrowing under our ABL Facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

Our inventory balance represented approximately 48% of our total assets exclusive of goodwill and other intangible assets as of April 30, 2010. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory continues to be an important component of our efforts to increase gross margins.

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

Cash flows from operating activities. The most significant components of the change in cash flows from operating activities in the 2010 period as compared to the 2009 period were related to working capital in general and merchandise inventories and accounts payable in particular. Although we continue to closely monitor our inventory balances, they may fluctuate from year to year based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 6% overall during the first quarter of 2010 compared to a 3% overall increase during the first quarter of 2009. Inventory levels in our four inventory categories in the 2010 period compared to the respective 2009 period were as follows: the consumables category increased 7% in both periods; the seasonal category increased by 7% compared to a 1% increase; the home products category was virtually unchanged compared to a decline of 4%; and apparel increased by 2% compared to a 2% decline. Nevertheless, on a trailing four quarter basis, inventory turns increased in 2010 as compared to 2009. Accounts payable decreased by $37.0 million in the 2010 period compared to an increase of $10.6 million in the 2009 period, also reflecting the timing of purchases and the related payments for inventory. Cash flows from operating activities in the 2010 period compared to the 2009 period were positively impacted by our strong operating performance due to greater sales and higher gross margins, as described in more detail above under “Results of Operations.”

Cash flows from investing activities. Significant components of property and equipment purchases in the 2010 period included the following approximate amounts: $38 million for improvements and upgrades to existing stores; $28 million for new stores; $14 million for remodels and relocations of existing stores; and $7 million for distribution and transportation related purchases. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2010 period, we opened 155 new stores and remodeled or relocated 128 stores.

Significant components of property and equipment purchases in the 2009 period included the following approximate amounts: $35 million for improvements and upgrades to existing stores; $9 million for new stores and $4 million for remodels and relocations of existing stores. During the 2009 period, we opened 104 new stores and remodeled or relocated 100 stores.

Capital expenditures for the 2010 fiscal year are projected to be approximately $325 to $350 million. We anticipate funding our 2010 capital requirements with cash flows from operations and if necessary, we also have significant availability under our ABL Facility.

Cash flows from financing activities. We had no borrowings or repayments under the ABL Facility in the 2010 or 2009 periods.

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

We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future goodwill impairment charges.

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

Insurance Liabilities. We retain a significant portion of the risk for our workers’ compensation, employee health, property loss, automobile and general liability. These represent significant costs primarily due to our large employee base and number of stores. Provisions are made to these liabilities on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends, which have been and are anticipated to continue to be materially accurate. If future claim trends deviate from recent historical patterns, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

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

Share-Based Payments. Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. We believe that this model fairly estimates the value of our share-based awards. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include an estimate of the fair value of our common stock, the term that the options are expected to be outstanding, an estimate of the volatility of our stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the dividend yield of our stock. Our volatility estimates are based on a peer group due to our initial public offering in November 2009 and therefore our stock has been publicly traded for a relatively limited period of time. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. Historically, these estimates have not been materially inaccurate; however, if our estimates differ materially from actual experience, we may be required to record additional expense or reductions of expense, which could be material to our future financial results.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010.

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

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.

RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended April 30, 2010 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/30/10-02/28/10	310,865	$22.56	- - - -	- - - -
03/01/10-03/31/10	24,911	$22.92
04/01/10-04/30/10	90,627	$26.66
Total	426,403	$23.45

(a)  Represents 10,858 shares repurchased from employees pursuant to the terms of management stockholder’s agreements and 415,545 shares accepted in lieu of cash to pay employee exercise price and/or taxes in connection with stock options exercises.

ITEM 6.

EXHIBITS.

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

 We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  “Note 7. Commitments and Contingencies.” You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “intend,” or “could,” and similar expressions that concern our strategy, plans, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for future operations, growth or initiatives; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation

•

failure to successfully execute our growth strategy, including delays in store growth, difficulties executing sales and operating profit margin initiatives and inventory shrinkage reduction;

•

the failure of our new store base to achieve sales and operating levels consistent with our expectations;

•

risks and challenges in connection with sourcing merchandise from domestic and foreign vendors, as well as trade restrictions;

•

our level of success in gaining and maintaining broad market acceptance of our private brands and in achieving our other initiatives;

•

unfavorable publicity or consumer perception of our products;

•

our debt levels and restrictions in our debt agreements;

•

economic conditions, including their effect on the financial and capital markets, our suppliers and business partners, employment levels, consumer demand, disposable income, credit availability and spending patterns, inflation; and the cost of goods;

•

increases in commodity prices (including, without limitation, cotton, oil, paper and resin);

•

levels of inventory shrinkage;

•

seasonality of our business;

•

increases in costs of fuel or other energy, transportation or utilities costs and in the costs of labor, employment and health care;

•

the impact of changes in or noncompliance with governmental laws and regulations (including, but not limited to, product safety, healthcare and unionization) and developments in or outcomes of legal proceedings, investigations or audits;

•

disruptions in our supply chain including, without limitation, a decrease in transportation capacity for overseas shipments;

•

damage or interruption to our information systems;

•

changes in the competitive environment in our industry and the markets where we operate;

•

natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts, war and geo-political events;

•

the incurrence of material uninsured losses, excessive insurance costs, or accident costs;

•

our failure to protect our brand name;

•

our loss of key personnel or our inability to hire additional qualified personnel;

•

interest rate and currency exchange fluctuations;

•

our failure to maintain effective internal controls;

•

changes to income tax expense due to changes in or interpretation of tax laws, or as a result of federal or state income tax examinations;

•

changes to or new accounting guidance, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards;

•

factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 29, 2010;

•

factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”) and other factors.

All written and oral forward-looking statements are expressly qualified in their entirety by these and other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties. These factors may not contain all of the material factors that are important to you. We cannot assure you that we will realize the results or developments we anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect.

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

DOLLAR GENERAL CORPORATION

Date: June 8, 2010	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1

Fourth Supplemental Indenture to the Senior Indenture, dated as of March 25, 2010, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.18 to Dollar General Corporation’s Registration Statement on Form S-3 filed with the SEC on March 31, 2010 (file number 333-165799))

4.2

Fourth Supplemental Indenture to the Senior Subordinated Indenture, dated as of March 25, 2010, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.25 to Dollar General Corporation’s Registration Statement on Form S-3 filed with the SEC on March 31, 2010 (file number 333-165799))

4.3

Supplement No. 4, dated as of March 25, 2010, to the Guarantee to the Credit Agreement, between the New Guarantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.33 to Dollar General Corporation’s Registration Statement on Form S-3 filed with the SEC on March 31, 2010 (file number 333-165799))

4.4

Supplement No. 4, dated as of March 25, 2010, to the Security Agreement, between the New Grantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation’s Registration Statement on Form S-3 filed with the SEC on March 31, 2010 (file number 333-165799))

4.5

Supplement No. 4, dated as of March 25, 2010, to the Pledge Agreement, between the Additional Pledgors referenced therein and Citicorp North America, Inc., as Collateral Agent and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.43 to Dollar General Corporation’s Registration Statement on Form S-3 filed with the SEC on March 31, 2010 (file number 333-165799))

4.6

Supplement No. 3, dated as of March 30, 2010, to the Guarantee to the ABL Credit Agreement, between the New Guarantors referenced therein and Wells Fargo Retail Finance, LLC, as ABL Collateral Agent (incorporated by reference to Exhibit 4.49 to Dollar General Corporation’s Registration Statement on Form S-3 filed with the SEC on March 31, 2010 (file number 333-165799))

4.7

Supplement No. 4, dated as of March 30, 2010, to the ABL Security Agreement, between the New Grantors referenced therein and Wells Fargo Retail Finance, LLC, as ABL Collateral Agent (incorporated by reference to Exhibit 4.54 to Dollar General Corporation’s Registration Statement on Form S-3 filed with the SEC on March 31, 2010 (file number 333-165799))

10.1

Amended and Restated Employment Agreement effective April 23, 2010, by and between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file number 001-11421))

10.2

Stock Option Agreement dated April 23, 2010, by and between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file number 001-11421))

10.3	Dollar General Corporation 2010 Teamshare Bonus Program for Named Executive Officers

10.4	Second Amendment to Management Stockholder’s Agreements, effective June 3, 2010

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350