Form 10-Q
period 2010-07-30
DOLLAR GENERAL CORP
filed 2010-08-31
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2010

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

The registrant had 341,038,564 shares of common stock outstanding on August 24, 2010.

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 30, 2010	January 29, 2010
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$281,421	$222,076
Merchandise inventories	1,738,439	1,519,578
Income taxes receivable	-	7,543
Prepaid expenses and other current assets	114,824	96,252
Total current assets	2,134,684	1,845,449
Net property and equipment	1,377,630	1,328,386
Goodwill	4,338,589	4,338,589
Intangible assets, net	1,268,990	1,284,283
Other assets, net	59,581	66,812
Total assets	$9,179,474	$8,863,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,595	$3,671
Accounts payable	941,742	830,953
Accrued expenses and other	321,672	342,290
Income taxes payable	14,864	4,525
Deferred income taxes	39,287	25,061
Total current liabilities	1,319,160	1,206,500
Long-term obligations	3,350,807	3,399,715
Deferred income taxes	532,313	546,172
Other liabilities	279,423	302,348

Commitments and contingencies

Redeemable common stock	14,927	18,486

Shareholders’ equity:
Preferred stock	-	-
Common stock	298,399	298,013
Additional paid-in capital	2,933,846	2,923,377
Retained earnings	480,266	203,075
Accumulated other comprehensive loss	(29,667)	(34,167)
Total shareholders’ equity	3,682,844	3,390,298
Total liabilities and shareholders’ equity	$9,179,474	$8,863,519

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Net sales	$3,214,155	$2,901,907	$6,325,469	$5,681,844
Cost of goods sold	2,178,176	1,995,865	4,289,734	3,920,444
Gross profit	1,035,979	906,042	2,035,735	1,761,400
Selling, general and administrative expenses	735,222	672,825	1,444,255	1,303,314
Operating profit	300,757	233,217	591,480	458,086
Interest income	(32)	(15)	(38)	(109)
Interest expense	69,330	89,945	141,348	179,180
Other (income) expense	6,526	(2,395)	6,671	(728)
Income before income taxes	224,933	145,682	443,499	279,743
Income taxes	83,738	52,092	166,308	103,147
Net income	$141,195	$93,590	$277,191	$176,596

Earnings per share:
Basic	$0.41	$0.29	$0.81	$0.56
Diluted	$0.41	$0.29	$0.80	$0.55

Weighted average shares outstanding:
Basic	341,001	317,943	340,910	317,907
Diluted	344,746	319,505	344,572	318,902

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	July 30, 2010	July 31, 2009

Cash flows from operating activities:
Net income	$277,191	$176,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,156	131,068
Deferred income taxes	(4,860)	12,568
Tax benefit of stock options	(5,387)	(262)
Non-cash share-based compensation	8,366	6,106
Loss on debt retirement, net	6,387	-
Other non-cash gains and losses	6,466	8,141
Change in operating assets and liabilities:
Merchandise inventories	(219,589)	(136,262)
Prepaid expenses and other current assets	(15,822)	(4,109)
Accounts payable	113,976	113,978
Accrued expenses and other	(40,259)	(75,314)
Income taxes	23,269	12,635
Other	(1,011)	(1,280)
Net cash provided by operating activities	274,883	243,865

Cash flows from investing activities:
Purchases of property and equipment	(163,058)	(107,305)
Proceeds from sale of property and equipment	544	322
Net cash used in investing activities	(162,514)	(106,983)

Cash flows from financing activities:
Issuance of common stock	401	2,018
Issuance of long-term obligations	-	1,080
Repayments of long-term obligations	(58,137)	(1,535)
Repurchases of equity	(725)	(1,327)
Proceeds from exercise of stock options	50	-
Tax benefit of stock options	5,387	262
Net cash provided by (used in) financing activities	(53,024)	498

Net increase in cash and cash equivalents	59,345	137,380
Cash and cash equivalents, beginning of period	222,076	377,995
Cash and cash equivalents, end of period	$281,421	$515,375

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$27,206	$15,383

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of July 30, 2010 and results of operations for the 13-week and 26-week accounting periods ended July 30, 2010 and July 31, 2009 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded LIFO charges (credits) of $0.7 million and $(0.3) million in the respective 13-week periods, and $0.7 million and $0.5 million in the respective 26-week periods, ended July 30, 2010 and July 31, 2009. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2.

Comprehensive income

Comprehensive income consists of the following:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Net income	$141,195	$93,590	$277,191	$176,596
Unrealized net gain on hedged transactions, net of income tax expense of $66, $2,437, $3,467, and $1,514, respectively (see Note 7)	104	3,802	4,500	2,806
Comprehensive income	$141,299	$97,392	$281,691	$179,402

3.

Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended July 30, 2010			13 Weeks Ended July 31, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$141,195	341,001	$0.41	$93,590	317,943	$0.29
Effect of dilutive share-based awards		3,745			1,562
Diluted earnings per share	$141,195	344,746	$0.41	$93,590	319,505	$0.29

	26 Weeks Ended July 30, 2010			26 Weeks Ended July 31, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$277,191	340,910	$0.81	$176,596	317,907	$0.56
Effect of dilutive share-based awards		3,662			995
Diluted earnings per share	$277,191	344,572	$0.80	$176,596	318,902	$0.55

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.4 million in each of the 13-week periods ended July 30, 2010 and July 31, 2009, respectively.

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

The Internal Revenue Service (“IRS”) is examining the Company’s federal income tax returns for fiscal years 2005 and 2006. The 2004 and earlier years are not open for examination. The 2007, 2008 and 2009 fiscal years, while not currently under examination, are subject to examination at the discretion of the IRS. The Company has various state income tax examinations that are currently in progress. The estimated liability related to these state income tax examinations is included in the Company’s reserve for uncertain tax positions. Generally, the Company’s tax years ended in 2006 and later remain open for examination by the various state taxing authorities.

As of July 30, 2010, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $48.3 million, $9.1 million and $1.2 million, respectively, for a total of $58.6 million. Of this amount, $57.5 million is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet with the remaining $1.1 million reducing deferred tax assets related to net operating loss carry forwards. The reserve for uncertain tax positions decreased during the 26-week period ended July 30, 2010 by $19.3 million due principally to the reduction of a liability associated with an accounting method utilized by the Company for income tax return filing purposes. The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $19.4 million in the coming twelve months principally as a result of the settlement of currently ongoing state income tax examinations and the anticipated filing of an income tax accounting method change request that is expected to resolve various uncertainties related to accounting methods employed by the Company. The full amount of this reasonably possible change is included in noncurrent Other liabilities in the condensed consolidated balance sheet as of July 30, 2010. Also, as of July 30, 2010, approximately $39.1 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the periods ended July 30, 2010 and July 31, 2009 were 37.2% and 35.8%, respectively, for the 13-week periods, and 37.5% and 36.9%, respectively, for the 26-week periods. The increase in the tax rate of 1.4% for the 13-week period and 0.6% for the 26-week period is due principally to an adjustment to a deferred tax valuation allowance associated with state income taxes. While both the 2010 periods and the 2009 periods included a decrease in the valuation allowance (which reduces the effective income tax rate), the 2010 decrease was smaller than the decrease that occurred in 2009.

5.

Current and long-term obligations

On May 6, 2010, the Company repurchased in the open market $50.0 million aggregate principal amount of 10.625% senior notes due 2015 at a price of 111.0% plus accrued and unpaid interest. The pretax loss on this transaction of $6.5 million is reflected in the Company’s condensed consolidated statement of income for the 13-week and 26-week periods ended July 30, 2010.

6.

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of July 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 7, in Level 2 of the fair value hierarchy. The Company’s long-term obligations classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of July 30, 2010.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 30, 2010
Assets:
Trading securities (a)	$7,926	$-	$-	$7,926
Liabilities:
Long-term obligations (b)	3,425,161	21,914	-	3,447,075
Derivative financial instruments (c)	-	49,714	-	49,714
Deferred compensation (d)	15,276	-	-	15,276

(a)

Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $2,063 and Other assets, net of $5,863.

(b)

Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $1,595 and Long-term obligations of $3,350,807.

(c)

Reflected in the condensed consolidated balance sheet as non-current Other liabilities.

(d)

Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,063 and non-current Other liabilities of $13,213.

7.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week and 26-week periods ended July 30, 2010 and July 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of July 30, 2010, the Company had three interest rate swaps with a combined notional value of $1.07 billion that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI, and such net gain or loss is expected to be reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $36.3 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of July 30, 2010, the Company had no such non-designated hedges. As of July 31, 2009, the Company had one diesel fuel commodity swap hedging monthly usage of diesel fuel through January 2010 with a total 7.6 million gallons notional during the remaining term that was not designated as a hedge in a qualifying hedging relationship.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of July 30, 2010 and January 29, 2010 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps:
As of July 30, 2010			Other liabilities	$49,714
As of January 29, 2010			Other liabilities	$57,058

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statement of income (including OCI, see Note 2) for the 13-week and 26-week periods ended July 30, 2010 and July 31, 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statement of Income For the 13-weeks ended July 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$10,893	Interest expense	$11,063	Other (income) expense	$140

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statement of Income For the 13-weeks ended July 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$5,652	Interest expense	$11,891	Other (income) expense	$156

Derivatives Not Designated as Hedging Instruments		Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity Hedges		Other (income) expense	$(2,551)

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statement of Income For the 26 weeks ended July 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$15,436	Interest expense	$23,403	Other (income) expense	$285

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statement of Income For the 26-weeks ended July 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$19,469	Interest expense	$23,789	Other (income) expense	$314

Derivatives Not Designated as Hedging Instruments		Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity Hedges		Other (income) expense	$(1,043)

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness.

As of July 30, 2010, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $51.8 million. If the Company had breached any of these provisions at July 30, 2010, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $51.8 million. As of July 30, 2010, the Company had not breached any of these provisions or posted any collateral related to these agreements.

8.

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

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that this action is not appropriate for collective action treatment. The Company has obtained summary judgment in some, although not all, of its pending store manager exemption cases in which it has filed such a motion. The Company intends to vigorously defend this action and expects to ask the court to decertify the class at the conclusion of the discovery period. However, at this time, it is not possible to predict whether the court ultimately will permit this action to proceed collectively, and no assurances can be given that the Company will be successful in the defense on the merits or otherwise. If the Company is not successful in its efforts to defend this action, the resolution could have a material adverse effect on the Company’s financial statements as a whole.

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

On April 19, 2010, the plaintiffs moved for class certification relating to their Title VII claims. The Company filed its response to the certification motion in June 2010. Briefing has closed, and the parties are awaiting a ruling. The Company’s motion to decertify the Equal Pay Act class was denied as premature. The Company expects to file a similar motion at the appropriate time.

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

On June 16, 2010, a lawsuit entitled Shaleka Gross, et al v. Dollar General Corporation was filed in the United States District Court for the Southern District of Mississippi (Civil Action No. 3:10CV340WHB-LR) in which three former non-exempt store employees, on behalf of themselves and certain other non-exempt Dollar General store employees, allege that they were not paid for all hours worked in violation of the FLSA. Specifically, plaintiffs allege that they were not properly paid for certain breaks. Plaintiffs seek back wages (including overtime wages), liquidated damages and attorneys’ fees and costs.

The Company has not been served with the Gross, et al complaint, and at this time, it is not possible to predict whether the court will permit this action to proceed collectively. However, the Company believes that this action is not appropriate for collective treatment and that the Company’s wage and hour policies and practices comply with both federal and state law. The Company plans to vigorously defend this action; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise, and, if it is not successful, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

In October 2008, the Company terminated an interest rate swap as a result of the counterparty’s declaration of bankruptcy. This declaration of bankruptcy constituted a default under the contract governing the swap, giving the Company the right to terminate. The Company subsequently settled the swap in November 2008 for approximately $7.6 million, including interest accrued to the date of termination. On May 14, 2010, the Company received a demand from the counterparty for an additional payment of approximately $19 million, claiming that the valuation used to calculate the $7.6 million was commercially unreasonable, and seeking to invoke the alternative dispute resolution procedures established by the bankruptcy court. The Company intends to participate in the alternative dispute resolution procedures but does not believe that this additional payment is owed. The Company believes the methodology it used to calculate the settlement amount was commercially reasonable and appropriate; however, no assurances can be given that the Company will be successful in its defense on the merits or otherwise. If the Company is not successful, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

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

9.

Share-based payments

For the 26-week periods ended July 30, 2010 and July 31, 2009, the Company recorded share-based compensation expense (a component of selling, general and administrative expenses) of $19.9 million and $6.2 million, respectively. The increase in the 2010 period is primarily attributable to certain equity appreciation rights as discussed below.

The Company’s Second Amended and Restated Equity Appreciation Rights Plan provides for the granting of equity appreciation rights to nonexecutive managerial employees. During the 26-week period ended July 30, 2010, 679,777 of such equity appreciation rights, affecting 873 employees, vested in conjunction with a secondary offering of the Company’s common stock, resulting in share-based awards expense of $13.3 million as well as expense for related payroll taxes of $1.0 million.

10.

Segment reporting

The Company manages its business on the basis of one reportable segment. As of July 30, 2010, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. Net sales grouped by classes of similar products are presented below.

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Classes of similar products:
Consumables	$2,297,374	$2,053,196	$4,528,874	$4,049,005
Seasonal	471,185	423,297	901,236	779,749
Home products	222,459	212,194	447,326	429,077
Apparel	223,137	213,220	448,033	424,013
Net sales	$3,214,155	$2,901,907	$6,325,469	$5,681,844

11.

Related party transactions

Affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman, Sachs & Co. indirectly own a substantial portion of the Company’s common stock. A Member and a Director of KKR and a Managing Director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

Affiliates of KKR and Goldman, Sachs & Co. (among other entities) may be lenders under the Company’s senior secured term loan facility (“Term Loan Facility”) with an original July 2007 principal amount of $2.3 billion and a principal balance as of July 30, 2010 of approximately $1.96 billion. The Company paid approximately $30.1 million and $39.8 million of interest on the Term Loan Facility during the 26-week periods ended July 30, 2010 and July 31, 2009, respectively.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap with a $336.7 million notional amount as of July 30, 2010, entered into in connection with the Term Loan Facility. The Company paid Goldman, Sachs & Co. approximately $9.1 million and $8.3 million in the 26-week periods ended July 30, 2010 and July 31, 2009, respectively, pursuant to this swap.

The Company entered into a sponsor advisory agreement, dated July 6, 2007, with KKR and Goldman, Sachs & Co. pursuant to which those entities provided management and advisory services to the Company. Under the terms of the sponsor advisory agreement, among other things, the Company was obliged to pay to those entities an annual management fee, initially $5.0 million and subject to annual escalation. The Company completed its initial public offering of common stock in November 2009 and concurrently terminated the advisory agreement. In addition, the Company periodically reimburses KKR for incidental expenses incurred on behalf of the Company. The Company reimbursed KKR for incidental expenses of $0.1 million for the 26-week period ended July 30, 2010 and incurred advisory fees and other expenses for the 26-week period ended July 31, 2009 of $2.7 million. In addition, on July 6, 2007, the Company entered into a separate indemnification agreement with the parties to the sponsor advisory agreement, pursuant to which the Company agreed to provide customary indemnification to such parties and their affiliates.

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

Company. The following consolidating schedules present condensed financial information on a combined basis, in thousands.

	July 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$106,970	$153,561	$20,890	$-	$281,421
Merchandise inventories	-	1,738,439	-	-	1,738,439
Income taxes receivable	14,821	-	-	(14,821)	-
Deferred income taxes	8,700	-	5,005	(13,705)	-
Prepaid expenses and other current assets	557,098	3,298,544	5,786	(3,746,604)	114,824
Total current assets	687,589	5,190,544	31,681	(3,775,130)	2,134,684
Net property and equipment	103,667	1,273,821	142	-	1,377,630
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,199,343	69,647	-	-	1,268,990
Deferred income taxes	-	-	42,557	(42,557)	-
Other assets, net	4,785,652	9,078	299,530	(5,034,679)	59,581

Total assets	$11,114,840	$6,543,090	$373,910	$(8,852,366)	$9,179,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$1,595	$-	$-	$1,595
Accounts payable	3,268,907	1,364,671	46,063	(3,737,899)	941,742
Accrued expenses and other	41,308	232,154	56,915	(8,705)	321,672
Income taxes payable	2,590	6,590	20,505	(14,821)	14,864
Deferred income taxes	-	52,992	-	(13,705)	39,287
Total current liabilities	3,312,805	1,658,002	123,483	(3,775,130)	1,319,160
Long-term obligations	3,597,566	2,850,219	-	(3,096,978)	3,350,807
Deferred income taxes	398,858	176,012	-	(42,557)	532,313
Other liabilities	107,840	28,616	142,967	-	279,423

Redeemable common stock	14,927	-	-	-	14,927

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	298,399	23,855	100	(23,955)	298,399
Additional paid-in capital	2,933,846	431,253	19,900	(451,153)	2,933,846
Retained earnings	480,266	1,375,133	87,460	(1,462,593)	480,266
Accumulated other comprehensive loss	(29,667)	-	-	-	(29,667)
Total shareholders’ equity	3,682,844	1,830,241	107,460	(1,937,701)	3,682,844

Total liabilities and shareholders’ equity	$11,114,840	$6,543,090	$373,910	$(8,852,366)	$9,179,474

	January 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$97,620	$103,001	$21,455	$-	$222,076
Merchandise inventories	-	1,519,578	-	-	1,519,578
Income taxes receivable	9,924	1,645	-	(4,026)	7,543
Deferred income taxes	16,066	-	3,559	(19,625)	-
Prepaid expenses and other current assets	625,157	3,040,792	704	(3,570,401)	96,252
Total current assets	748,767	4,665,016	25,718	(3,594,052)	1,845,449
Net property and equipment	99,452	1,228,829	105	-	1,328,386
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,201,223	83,060	-	-	1,284,283
Deferred income taxes	-	-	36,405	(36,405)	-
Other assets, net	4,288,270	8,920	297,757	(4,528,135)	66,812

Total assets	$10,676,301	$5,985,825	$359,985	$(8,158,592)	$8,863,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,822	$1,849	$-	$-	$3,671
Accounts payable	3,033,723	1,311,063	46,818	(3,560,651)	830,953
Accrued expenses and other	72,320	226,571	53,149	(9,750)	342,290
Income taxes payable	4,086	-	4,465	(4,026)	4,525
Deferred income taxes	-	44,686	-	(19,625)	25,061
Total current liabilities	3,111,951	1,584,169	104,432	(3,594,052)	1,206,500
Long-term obligations	3,645,820	2,689,492	13,178	(2,948,775)	3,399,715
Deferred income taxes	394,045	188,532	-	(36,405)	546,172
Other liabilities	115,701	40,065	146,582	-	302,348

Redeemable common stock	18,486	-	-	-	18,486

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	298,013	23,855	100	(23,955)	298,013
Additional paid-in capital	2,923,377	431,253	19,900	(451,153)	2,923,377
Retained earnings	203,075	1,028,459	75,793	(1,104,252)	203,075
Accumulated other comprehensive loss	(34,167)	-	-	-	(34,167)
Total shareholders’ equity	3,390,298	1,483,567	95,793	(1,579,360)	3,390,298

Total liabilities and shareholders’ equity	$10,676,301	$5,985,825	$359,985	$(8,158,592)	$8,863,519

	For the 13-weeks ended July 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$73,122	$3,214,155	$21,943	$(95,065)	$3,214,155
Cost of goods sold	-	2,178,176	-	-	2,178,176
Gross profit	73,122	1,035,979	21,943	(95,065)	1,035,979
Selling, general and administrative expenses	66,453	744,212	19,622	(95,065)	735,222
Operating profit	6,669	291,767	2,321	-	300,757
Interest income	(10,390)	(3,219)	(4,954)	18,531	(32)
Interest expense	77,852	10,003	6	(18,531)	69,330
Other (income) expense	6,526	-	-	-	6,526
Income (loss) before income taxes	(67,319)	284,983	7,269	-	224,933
Income tax expense (benefit)	(24,106)	105,772	2,072	-	83,738
Equity in subsidiaries’ earnings, net of taxes	184,408	-	-	(184,408)	-
Net income	$141,195	$179,211	$5,197	$(184,408)	$141,195

	For the 13 weeks ended July 31, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$68,779	$2,901,907	$23,678	$(92,457)	$2,901,907
Cost of goods sold	-	1,995,865	-	-	1,995,865
Gross profit	68,779	906,042	23,678	(92,457)	906,042
Selling, general and administrative expenses	62,536	683,121	19,625	(92,457)	672,825
Operating profit	6,243	222,921	4,053	-	233,217
Interest income	(13,767)	(1,064)	(5,214)	20,030	(15)
Interest expense	96,095	13,875	5	(20,030)	89,945
Other (income) expense	(2,395)	-	-	-	(2,395)
Income (loss) before income taxes	(73,690)	210,110	9,262	-	145,682
Income tax expense (benefit)	(27,690)	76,890	2,892	-	52,092
Equity in subsidiaries’ earnings, net of taxes	139,590	-	-	(139,590)	-
Net income	$93,590	$133,220	$6,370	$(139,590)	$93,590

	For the 26-weeks ended July 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$160,586	$6,325,469	$41,591	$(202,177)	$6,325,469
Cost of goods sold	-	4,289,734	-	-	4,289,734
Gross profit	160,586	2,035,735	41,591	(202,177)	2,035,735
Selling, general and administrative expenses	146,072	1,466,075	34,285	(202,177)	1,444,255
Operating profit	14,514	569,660	7,306	-	591,480
Interest income	(21,407)	(5,929)	(9,907)	37,205	(38)
Interest expense	157,309	21,233	11	(37,205)	141,348
Other (income) expense	6,671	-	-	-	6,671
Income (loss) before income taxes	(128,059)	554,356	17,202	-	443,499
Income tax expense (benefit)	(46,909)	207,682	5,535	-	166,308
Equity in subsidiaries’ earnings, net of taxes	358,341	-	-	(358,341)	-
Net income	$277,191	$346,674	$11,667	$(358,341)	$277,191

	For the 26-weeks ended July 31, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$131,625	$5,681,844	$45,151	$(176,776)	$5,681,844
Cost of goods sold	-	3,920,444	-	-	3,920,444
Gross profit	131,625	1,761,400	45,151	(176,776)	1,761,400
Selling, general and administrative expenses	119,670	1,326,537	33,883	(176,776)	1,303,314
Operating profit	11,955	434,863	11,268	-	458,086
Interest income	(26,309)	(2,145)	(9,440)	37,785	(109)
Interest expense	190,356	26,599	10	(37,785)	179,180
Other (income) expense	(728)	-	-	-	(728)
Income (loss) before income taxes	(151,364)	410,409	20,698	-	279,743
Income tax expense (benefit)	(57,380)	153,720	6,807	-	103,147
Equity in subsidiaries’ earnings, net of taxes	270,580	-	-	(270,580)	-
Net income	$176,596	$256,689	$13,891	$(270,580)	$176,596

	For the 26 weeks ended July 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$277,191	$346,674	$11,667	$(358,341)	$277,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,924	109,210	22	-	126,156
Deferred income taxes	6,952	(4,214)	(7,598)	-	(4,860)
Tax benefit of stock options	(5,387)	-	-	-	(5,387)
Non-cash share-based compensation	8,366	-	-	-	8,366
Loss on debt retirement, net	6,387	-	-	-	6,387
Other non-cash gains and losses	652	5,814	-	-	6,466
Equity in subsidiaries’ earnings, net	(358,341)	-	-	358,341	-
Change in operating assets and liabilities:
Merchandise inventories	-	(219,589)	-	-	(219,589)
Prepaid expenses and other current assets	3,347	(18,724)	(445)	-	(15,822)
Accounts payable	(8,226)	122,214	(12)	-	113,976
Accrued expenses and other	(34,907)	(5,503)	151	-	(40,259)
Income taxes	(1,006)	8,235	16,040	-	23,269
Other	7	(1,018)	-	-	(1,011)
Net cash provided by (used in) operating activities	(88,041)	343,099	19,825	-	274,883
Cash flows from investing activities:
Purchases of property and equipment	(11,222)	(151,777)	(59)	-	(163,058)
Proceeds from sale of property and equipment	-	544	-	-	544
Net cash used in investing activities	(11,222)	(151,233)	(59)	-	(162,514)
Cash flows from financing activities:
Issuance of common stock	401	-	-	-	401
Repayments of long-term obligations	(57,229)	(908)	-	-	(58,137)
Repurchases of equity	(725)	-	-	-	(725)
Proceeds from exercise of stock options	50	-	-	-	50
Tax benefit of stock options	5,387	-	-	-	5,387
Changes in intercompany note balances, net	160,729	(140,398)	(20,331)	-	-
Net cash provided by (used in) financing activities	108,613	(141,306)	(20,331)	-	(53,024)
Net increase (decrease) in cash and cash equivalents	9,350	50,560	(565)	-	59,345
Cash and cash equivalents, beginning of period	97,620	103,001	21,455	-	222,076
Cash and cash equivalents, end of period	$106,970	$153,561	$20,890	$-	$281,421

	For the 26 weeks ended July 31, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$176,596	$256,689	$13,891	$(270,580)	$176,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,187	111,762	119	-	131,068
Deferred income taxes	8,362	24,259	(20,053)	-	12,568
Tax benefit of stock options	(262)	-	-		(262)
Non-cash share-based compensation	6,106	-	-	-	6,106
Other non-cash gains and losses	(78)	8,219	-	-	8,141
Equity in subsidiaries’ earnings, net	(270,580)	-	-	270,580	-
Change in operating assets and liabilities:
Merchandise inventories	-	(136,262)	-	-	(136,262)
Prepaid expenses and other current assets	1,992	(6,723)	622	-	(4,109)
Accounts payable	(16,752)	130,726	4	-	113,978
Accrued expenses and other	(66,083)	(9,201)	(30)	-	(75,314)
Income taxes	63,315	(53,917)	3,237	-	12,635
Other	(2,267)	987	-	-	(1,280)
Net cash provided by (used in) operating activities	(80,464)	326,539	(2,210)	-	243,865
Cash flows from investing activities:
Purchases of property and equipment	(5,287)	(101,968)	(50)	-	(107,305)
Proceeds from sale of property and equipment	-	322	-	-	322
Net cash used in investing activities	(5,287)	(101,646)	(50)	-	(106,983)
Cash flows from financing activities:
Issuance of common stock	2,018	-	-	-	2,018
Issuance of long-term obligations	-	1,080	-	-	1,080
Repayments of long-term obligations	-	(1,535)	-	-	(1,535)
Repurchases of equity	(1,327)	-	-	-	(1,327)
Tax benefit of stock options	262	-	-	-	262
Changes in intercompany note balances, net	112,723	(132,107)	19,384	-	-
Net cash provided by (used in) financing activities	113,676	(132,562)	19,384	-	498
Net increase in cash and cash equivalents	27,925	92,331	17,124	-	137,380
Cash and cash equivalents, beginning of period	292,637	64,404	20,954	-	377,995
Cash and cash equivalents, end of period	$320,562	$156,735	$38,078	$-	$515,375

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of July 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended July 30, 2010 and July 31, 2009, and the condensed consolidated statements of cash flows for the six-month periods ended July 30, 2010 and July 31, 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar General Corporation as of January 29, 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein) and in our report dated March 31, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

August 31, 2010

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 9,113 stores located in 35 states as of July 30, 2010, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products; health and beauty products and pet supplies; and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The customers we serve are value-conscious, and Dollar General has always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, over the past two years we have been operating in an environment with heightened economic challenges and uncertainties. Consumers are facing very high rates of unemployment, fluctuating food, gasoline and energy costs, rising medical costs, continued weakness in the housing and credit markets, and the timetable for economic recovery remains uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, we remain optimistic with regard to executing our operating priorities in 2010.

At the beginning of 2008, we defined the following four operating priorities on which we remain keenly focused:

•

drive productive sales growth,

•

increase our gross margins,

•

leverage process improvements and information technology to reduce costs, and

•

strengthen and expand Dollar General's culture of serving others.

Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. We continue to enhance our category management processes, allowing the expansion of our product offerings while also improving profitability. Our improved processes have facilitated our success in adding more productive items and eliminating unproductive items. We are better utilizing the space in our stores through more effective and productive space planning. In addition, we are currently implementing the third phase of a four phase process to raise the height of our merchandise fixtures across the store. Phase three primarily impacts expansion of the health and beauty, home and apparel sections of the store. In addition, we are making significant progress in defining and improving our store standards with a goal of developing a consistent look and feel across all stores. We are targeting both new and existing customers with our improved advertising circulars, which have allowed us to communicate our strong value proposition to consumers struggling in the current economy. Finally, we believe we have significant potential to grow sales through new stores in both existing and new markets. We plan to open approximately 600 new stores in fiscal 2010, 315 of which have been opened in the first half of the year.

Our second priority is to increase gross profit through category management, distribution efficiencies, shrink reduction, an improved pricing model, expansion of private brand offerings and increased foreign sourcing. Our merchandising team has been successful in efforts to upgrade our merchandise selection to better serve our customers while managing our everyday low price strategy. We constantly review our pricing strategy and work diligently to minimize product cost increases and to remain competitive. We are focused on sales of private brands, which generally have higher gross profit rates than national brands, while we continue to offer a wide variety of national brands to ensure an optimal mix of product offerings. We believe that our improved quality, selection, packaging and branding of our seasonal merchandise has contributed significantly to sales increases. We made significant progress over the past two years in reducing inventory shrinkage, as a percentage of sales, and we continue to be highly focused on shrink reduction initiatives. Finally, our supply chain team continues its efforts to increase capacity utilization and transportation efficiencies, while facing challenging domestic fuel costs.

Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extracting costs that do not affect the customer experience. Examples of cost reduction initiatives include our continuing focus on safety to reduce workers’ compensation expense, the improvement of energy management in our stores through the installation of energy management systems and increased preventive maintenance, and the reduction of waste management costs through recycling of cardboard and other materials. In addition, our real estate team has had success in negotiating favorable terms in lease renewals which we anticipate will benefit us going forward.

Our fourth priority is to strengthen and expand Dollar General’s culture of serving others. For customers, this means helping them “Save time. Save money. Every day!” by providing clean, well-stocked stores with quality products at low prices. For employees, this means creating an environment that attracts and retains key employees throughout the organization. For the public, this means giving back to our store communities. For shareholders, this means meeting their expectations of an efficiently and profitably run organization that operates with compassion and integrity.

Focus on these priorities resulted in improved performance in the second quarter of 2010 over the comparable 2009 period in many of our key financial metrics, as follows. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•

Total sales increased 10.8% to $3.21 billion. Sales in same-stores increased 5.1% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended July 30, 2010 were approximately $199, up from $188 for the comparable prior 52-week period.

•

Gross profit, as a percentage of sales, increased to 32.2% compared to 31.2% in the 2009 period. This increase was primarily the result of higher average markups, partially offset by higher markdowns, and was driven by efforts to reduce our merchandise purchase costs while maintaining our everyday low prices.

•

Inventory turnover improved to 5.2 times on a rolling four-quarter basis compared to 5.1 times for the corresponding prior year period.

•

Selling, general and administrative expenses, or SG&A, as a percentage of sales, was 22.9% compared to 23.2% in the 2009 second quarter. SG&A as a percentage of sales declined due to our significant sales increase as well as our continued focus on cost reduction initiatives.

•

Operating profit, as a percentage of sales, was 9.4% compared to 8.0% in the 2009 second quarter, an improvement of 132 basis points.

•

Interest expense decreased by $20.6 million to $69.3 million in the 2010 second quarter primarily due to a $785 million reduction of long-term obligations in the 12-month period ended July 30, 2010. Total long-term obligations as of July 30, 2010 were $3.35 billion. The Company repurchased long-term obligations of $50 million in the 2010 second quarter resulting in a charge of $6.5 million ($4.0 million net of income taxes, or $0.01 per diluted share).

•

Net income was equal to $141.2 million, or $0.41 per diluted share, compared to net income of $93.6 million, or $0.29 per diluted share, in the 2009 second quarter.

Like other companies, we face uncertainties with regard to the future impact of healthcare reform legislation, including the Patient Protection and Affordable Care Act and the HealthCare and Education Reconciliation Act of 2010, signed into law in March 2010, which will likely affect the cost associated with employer-sponsored medical plans. Specifically, this legislation requires that employers provide a minimum level of coverage for full-time employees or pay penalties. Some of the plan coverage requirements may have an impact on our costs such as bans on exclusions for pre-existing conditions, extension of dependent coverage to age 26, and caps on employee premium sharing costs. Certain coverage provisions do not go into effect until 2014, but there are a number of dependent coverage and insurance market reforms that will take effect immediately. Although we do not expect this legislation will have a material effect on our consolidated financial statements in fiscal 2010, we continue to evaluate the impact it will have on our costs in future years, and those costs could be material. Our analysis depends in part upon future guidance yet to be developed by federal agencies interpreting the legislation, and any estimates we develop could be significantly affected by any changes to or agency interpretation of the legislation prior to its full implementation.

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

The following table contains results of operations data for the most recent 13-week and 26-week periods of each of 2010 and 2009, and the dollar and percentage variances among those periods:

(amounts in millions, except per share amounts)	13 Weeks Ended		2010 vs. 2009		26 Weeks Ended		2010 vs. 2009
	July 30, 2010	July 31, 2009	Amount change	% change	July 30, 2010	July 31, 2009	Amount change	% change
Net sales by category:
Consumables	$2,297.4	$2,053.2	$244.2	11.9%	$4,528.9	$4,049.0	$479.9	11.9%
% of net sales	71.48%	70.75%			71.60%	71.26%
Seasonal	471.2	423.3	47.9	11.3	901.2	779.7	121.5	15.6
% of net sales	14.66%	14.59%			14.25%	13.72%
Home products	222.5	212.2	10.3	4.8	447.3	429.1	18.2	4.3
% of net sales	6.92%	7.31%			7.07%	7.55%
Apparel	223.1	213.2	9.9	4.7	448.0	424.0	24.0	5.7
% of net sales	6.94%	7.35%			7.08%	7.46%
Net sales	$3,214.2	$2,901.9	$312.2	10.8%	$6,325.5	$5,681.8	$643.6	11.3%
Cost of goods sold	2,178.2	1,995.9	182.3	9.1	4,289.7	3,920.4	369.3	9.4
% of net sales	67.77%	68.78%			67.82%	69.00%
Gross profit	1,036.0	906.0	129.9	14.3	2,035.7	1,761.4	274.3	15.6
% of net sales	32.23%	31.22%			32.18%	31.00%
Selling, general and administrative expenses	735.2	672.8	62.4	9.3	1,444.3	1,303.3	140.9	10.8
% of net sales	22.87%	23.19%			22.83%	22.94%
Operating profit	300.8	233.2	67.5	29.0	591.5	458.1	133.4	29.1
% of net sales	9.36%	8.04%			9.35%	8.06%
Interest income	(0.0)	(0.0)	(0.0)	113.3	(0.0)	(0.1)	0.1	(65.1)
% of net sales	(0.00)%	(0.00)%			(0.00)%	(0.00)%
Interest expense	69.3	89.9	(20.6)	(22.9)	141.3	179.2	(37.8)	(21.1)
% of net sales	2.16%	3.10%			2.23%	3.15%
Other (income) expense	6.5	(2.4)	8.9	-	6.7	(0.7)	7.4	-
% of net sales	0.20%	(0.08)%			0.11%	(0.01)%
Income before income taxes	224.9	145.7	79.3	54.4	443.5	279.7	163.8	58.5
% of net sales	7.00%	5.02%			7.01%	4.92%
Income taxes	83.7	52.1	31.6	60.7	166.3	103.1	63.2	61.2
% of net sales	2.61%	1.80%			2.63%	1.82%
Net income	$141.2	$93.6	$47.6	50.9%	$277.2	$176.6	$100.6	57.0%
% of net sales	4.39%	3.23%			4.38%	3.11%
Diluted earnings per share	$0.41	$0.29	$0.12	41.4%	$0.80	$0.55	$0.25	45.5%
Diluted weighted shares outstanding	344.7	319.5	25.2	7.9%	344.6	318.9	25.7	8.0%

13 WEEKS ENDED JULY 30, 2010 AND JULY 31, 2009

Net Sales. The net sales increase in the 2010 second quarter reflects a same-store sales increase of 5.1% compared to the 2009 quarter. Same-stores include stores that have been open at least 13 months and remain open at the end of the reporting period. For the 2010 quarter, there were 8,427 same-stores which accounted for sales of $3.02 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores. Our most significant sales increases resulted from the expansion of our health and beauty products and from further improvements in our packaged food, candy and snacks and perishables offerings.

In summary, we believe that the increase in sales reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards, the expansion of our merchandise offerings, improved utilization of store square footage and improved marketing efforts.

Gross Profit. The gross profit rate as a percentage of sales was 32.2% in the 2010 second quarter compared to 31.2% in the 2009 second quarter. The increase in the 2010 gross profit rate resulted primarily from higher purchase markups, partially offset by increased markdowns. Increased sales volumes, as well as our increased private brands and improved global sourcing capabilities, have contributed to our ability to reduce product costs and increase markups. In addition, transportation costs increased in the 2010 quarter, with higher fuel costs being the most significant factor.

SG&A Expense. SG&A expense was 22.9% as a percentage of sales in the 2010 second quarter compared to 23.2% in the 2009 second quarter, a decrease of 32 basis points. The decrease, as a percentage of sales, primarily resulted from the impact of increased sales. Additional items positively affecting SG&A expense, as a percentage of sales, during the 2010 period include a lower charge relating to the impairment of fixed assets, a decrease in estimated incentive compensation, and waste management costs reflecting our recycling efforts, partially offset by higher debit card processing fees resulting from increased usage.

Interest Expense. The decrease in interest expense in the 2010 period from the 2009 period is due to lower outstanding borrowings, resulting from our repurchases of indebtedness in 2010 and 2009.

Other (Income) Expense. Other (income) expense in the 2010 period includes the pretax loss of $6.5 million resulting from the repurchase in the open market $50.0 million aggregate principal amount of our Senior Notes at a price of 111.0% plus accrued and unpaid interest.

Income Taxes. The effective income tax rate for the 2010 period was 37.2% compared to a rate of 35.8% for the 2009 period which represents a net increase of 1.4%. This increase in rate was due principally to an adjustment to a deferred tax valuation allowance associated with state income taxes. While both periods included a decrease in the valuation allowance (which reduces the effective income tax rate), the 2010 decrease was smaller than the decrease that occurred in 2009.

26 WEEKS ENDED JULY 30, 2010 AND JULY 31, 2009

Net Sales. The net sales increase in the 2010 period reflects a same-store sales increase of 5.9% compared to the 2009 period. Same-stores include stores that have been open at least 13 months and remain open at the end of the reporting period. For 2010, there were 8,427 same-stores which accounted for sales of $5.96 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards and the expansion of our merchandise offerings, in addition to improved utilization of store square footage and improved marketing efforts.

Gross Profit. The gross profit rate as a percentage of sales was 32.2% in the 2010 period compared to 31.0% in the 2009 period. The increase in the 2010 gross profit rate resulted primarily from higher purchase markups, partially offset by increased markdowns. Increased sales volumes have contributed to our ability to reduce product costs. In addition, our increased mix of private brands and our more effective category management processes have contributed to our ability to increase overall markups. These factors were partially offset by increased transportation costs in the 2010 period, driven primarily by higher fuel costs.

SG&A Expense. SG&A expense was 22.8% as a percentage of sales in the 2010 period compared to 22.9% in the 2009 period, a decrease of 11 basis points. SG&A in the 2010 period includes expenses totaling $15.0 million, or 24 basis points, relating to a secondary offering of our common stock, including $0.7 million of legal and other transaction expenses and $14.3 million relating to the acceleration of certain equity appreciation rights. In addition to the impact of increased sales, items positively affecting SG&A expense, as a percentage of sales, during the 2010 period include utilities costs in general which were aided by our improved energy management systems and lower waste management costs in particular reflecting our recycling efforts, a lower charge relating to the impairment of fixed assets, and a decrease in estimated incentive compensation, partially offset by overall increases in retail salaries due in part to an increase in certain minimum wage rates, and higher debit card processing fees resulting from increased usage.

Interest Expense. The decrease in interest expense in the 2010 period from the 2009 period is due to lower outstanding borrowings, resulting from our repurchases of indebtedness in 2009 and 2010.

Other (Income) Expense. Other (income) expense in the 2010 period includes the pretax loss of $6.5 million resulting from the repurchase in the open market $50.0 million aggregate principal amount of our Senior Notes at a price of 111.0% plus accrued and unpaid interest.

Income Taxes. The effective income tax rate for the 2010 period was 37.5% compared to a rate of 36.9% for the 2009 period which represents a net increase of 0.6%. This increase in rate was due principally to an adjustment to a deferred tax valuation allowance associated with state income taxes. While both periods included a decrease in the valuation allowance (which reduces the effective income tax rate), the 2010 decrease was smaller than the decrease that occurred in 2009.

Accounting Pronouncements

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

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $2.995 billion as of July 30, 2010. The Credit Facilities consist of a $1.964 billion senior secured term loan facility (“Term Loan Facility”) and a senior secured asset-based revolving credit facility (“ABL Facility”). Total commitments under the ABL Facility are equal to $1.031 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

The amount available under the ABL Facility (including letters of credit) is subject to certain borrowing base limitations. The ABL Facility includes a “last out” tranche in respect of which we may borrow up to a maximum amount of $101.0 million.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the term loan facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) as of July 30, 2010, under the ABL Facility (except in the last out tranche described above), 1.25% for LIBOR borrowings and 0.25% for base-rate borrowings; and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments at a rate of 0.375% per annum. We also must pay customary letter of credit fees.

Under the Term Loan Facility we are required to prepay outstanding term loans, subject to certain exceptions, with up to 50% of our annual excess cash flow (as defined in the credit agreement) which will be reduced to 25% and 0% if we achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through July 30, 2010, no prepayments have been required under the prepayment provisions listed above. The Term Loan Facility can be prepaid in whole or in part at any time.

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

In addition, we are required to prepay the ABL Facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base. Through July 30, 2010, no prepayments have been required under any prepayment provisions.

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

At July 30, 2010, we had no borrowings, $24.2 million of commercial letters of credit, and $66.7 million of standby letters of credit outstanding under our ABL Facility.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

As of July 30, 2010, we have $929.3 million aggregate principal amount of 10.625% senior notes due 2015 (the “Senior Notes”) outstanding (reflected in our consolidated balance sheet net of a $13.0 million discount), which mature on July 15, 2015, pursuant to an indenture dated as of July 6, 2007 (the “senior indenture”), and $450.7 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “Senior Subordinated Notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture”). The Senior Notes and the Senior Subordinated Notes are collectively referred to herein as the “Notes.” The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures.”

Interest on the Notes is payable on January 15 and July 15 of each year. Interest on the Senior Notes is payable in cash. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum, and PIK interest (as defined below) if applicable, accrues at a rate of 12.625% per annum. For any interest period subsequent to the initial interest period through July 15, 2011, we may elect to pay interest on the Senior Subordinated Notes (i) in cash, (ii) by increasing the principal amount of the Senior Subordinated Notes or issuing new Senior Subordinated Notes (“PIK interest”) or (iii) by paying interest on half of the principal amount of the Senior Subordinated Notes in cash interest and half in PIK interest. After July 15, 2011, all interest on the Senior Subordinated Notes will be payable in cash. Through July 30, 2010, all interest on the Senior Subordinated Notes has been paid in cash.

We may redeem some or all of the Notes at any time at redemption prices described or set forth in the indentures. We also may seek, from time to time, to retire some or all of the Notes through cash purchases in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On May 6, 2010, we repurchased in the open market $50.0 million aggregate principal amount of Senior Notes at a price of 111.0% plus accrued and unpaid interest. The pretax loss on this transaction of $6.5 million is reflected in our condensed consolidated financial statements for the 13- and 26-week periods ended July 30, 2010.

Upon the occurrence of a change of control, which is defined in the indentures, each holder of the Notes has the right to require us to repurchase some or all of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The indentures contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to (subject to certain exceptions): incur additional debt; issue disqualified stock or issue certain preferred stock; pay dividends on or make certain distributions and other restricted payments; create certain liens or encumbrances; sell assets; enter into transactions with affiliates; make payments to us; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; or designate our subsidiaries as unrestricted subsidiaries.

The indentures also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable.

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of July 30, 2010, this ratio was 1.2 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principles plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		26-weeks ended		52-weeks ended
(in millions)	Jul. 30, 2010	Jul. 31, 2009	Jul. 30, 2010	Jul. 31, 2009	Jul. 30, 2010	Jan. 29, 2010
Net income	$141.2	$93.6	$277.2	$176.6	$440.0	$339.4
Add (subtract):
Interest income	(0.0)	(0.0)	(0.0)	(0.1)	(0.0)	(0.1)
Interest expense	69.3	89.9	141.3	179.1	307.8	345.6
Depreciation and amortization	59.8	61.7	119.9	122.9	238.7	241.7
Income taxes	83.7	52.1	166.3	103.2	275.8	212.7
EBITDA	354.0	297.3	704.7	581.7	1,262.3	1,139.3

Adjustments:
Loss on debt retirement, net	6.4	-	6.4	-	61.7	55.3
(Gain) loss on hedging instruments	0.1	(2.7)	0.2	(2.0)	2.7	0.5
Impact of markdowns related to inventory clearance activities, net of purchase accounting adjustments	-	(2.1)	-	(5.6)	(1.7)	(7.3)
Advisory and consulting fees to affiliates	-	1.4	0.1	3.0	60.6	63.5
Non-cash expense for share-based awards	3.4	3.2	9.5	6.1	22.1	18.7
Indirect merger-related costs	-	0.8	0.8	5.2	6.2	10.6
Other non-cash charges (including LIFO)	3.4	8.3	5.2	8.8	3.0	6.6
Total Adjustments	13.3	8.9	22.2	15.5	154.6	147.9

Adjusted EBITDA	$367.3	$306.2	$726.9	$597.2	$1,416.9	$1,287.2

Current Financial Condition / Recent Developments

At July 30, 2010, we had total outstanding debt (including the current portion of long-term obligations) of approximately $3.35 billion. We had $940.1 million available for borrowing under our ABL Facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months as well as the next several years.

Our inventory balance represented approximately 49% of our total assets exclusive of goodwill and other intangible assets as of July 30, 2010. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory continues to be an area of focus for us.

As described in Note 8 to the condensed consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity. We also have certain income tax-related contingencies as more fully described below under “Critical Accounting Policies and Estimates” and in Note 4 to the condensed consolidated financial statements. Future negative developments could have a material adverse effect on our liquidity.

Cash flows from operating activities. Cash flows from operating activities in the 2010 period compared to the 2009 period were positively impacted by our strong operating performance due to greater sales, higher gross margins, and SG&A leverage, as described in more detail above under “Results of Operations.” Other significant factors in the change in cash flows from operating activities in the 2010 period as compared to the 2009 period were related to working capital in general and merchandise inventories in particular. Although we continue to closely monitor our inventory balances, they may fluctuate from year to year based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 14% overall during the first two quarters of 2010 compared to a 10% overall increase during the comparable period in 2009. Inventory levels in our four inventory categories in the 2010 period compared to the respective 2009 period were as follows: the consumables category increased 18% compared to a 15% increase; the seasonal category increased by 7% compared to a 5% increase; the home products category increased by 15% compared to an decline of 1%; and apparel increased by 10% compared to a 5% increase. Increases in inventory balances are related to our sales increases as well as our initiative to increase the height of our store fixtures. Nevertheless, on a trailing four quarter basis, inventory turns increased in 2010 as compared to 2009.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2010 period included the following approximate amounts: $59 million for improvements and upgrades to existing stores; $54 million for new stores; $29 million for remodels and relocations of existing stores; $11 million for systems-related capital projects; and $10 million for distribution and transportation related purchases. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2010 period, we opened 315 new stores and remodeled or relocated 301 stores.

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

Capital expenditures for the 2010 fiscal year are projected to be approximately $350 million. We anticipate funding our 2010 capital requirements with cash flows from operations and if necessary, we also have significant availability under our ABL Facility.

Cash flows from financing activities. On May 6, 2010, we repurchased in the open market $50.0 million aggregate principal amount of Senior Notes at a price of 111.0%, resulting in a cash outflow of $55.5 million. We had no borrowings or repayments under the ABL Facility in the 2010 or 2009 periods.

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

Share-Based Payments. Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. We believe that this model fairly estimates the value of our share-based awards. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include an estimate of the fair value of our common stock, the term that the options are expected to be outstanding, an estimate of the volatility of our stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the dividend yield of our stock. Our stock has been publicly traded for a relatively limited period of time due to our initial public offering in November 2009 and therefore our volatility estimates are based on a peer group of companies. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. Historically, these estimates have not been materially inaccurate; however, if our estimates differ materially from actual experience, we may be required to adjust this expense, which could be material to our future financial results.

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

(b)

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended July 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The information contained in Note 8 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.

RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended July 30, 2010 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/01/10-05/31/10	-	$-	-	-
06/01/10-06/30/10	19,290	$25.73	-	-
07/01/10-07/30/10	-	$-	-	-
Total	19,290	$25.73	-	-

(a) Represents shares repurchased from employees pursuant to the terms of management stockholder’s agreements.

ITEM 6.

EXHIBITS.

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 8. Commitments and Contingencies.” You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “intend,” or “could,” and similar expressions that concern our strategy, plans, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for future operations, growth or initiatives; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

•

disruptions in our supply chain including, without limitation, a decrease in transportation capacity for overseas shipments or work stoppages or other labor disruptions that could impede our receipt of imported merchandise;

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

DOLLAR GENERAL CORPORATION

Date: August 31, 2010	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Second Amendment to Management Stockholder’s Agreements, effective June 3, 2010 (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, filed with the SEC on June 8, 2010 (file number 001-11421))

10.2	Amendment to Dollar General Corporation 1998 Stock Incentive Plan, effective August 26, 2010

10.3	Waiver of Certain Limitations Pertaining to Options Previously Granted under the Amended and Restated 2007 Stock Incentive Plan, effective August 26, 2010
15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350