Form 10-Q
period 2010-10-29
DOLLAR GENERAL CORP
filed 2010-12-06
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant had 341,101,600 shares of common stock outstanding on December 3, 2010.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 29, 2010	January 29, 2010
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$237,906	$222,076
Merchandise inventories	1,885,753	1,519,578
Income taxes receivable	27,677	7,543
Prepaid expenses and other current assets	121,422	96,252
Total current assets	2,272,758	1,845,449
Net property and equipment	1,414,700	1,328,386
Goodwill	4,338,589	4,338,589
Intangible assets, net	1,262,834	1,284,283
Other assets, net	60,693	66,812
Total assets	$9,349,574	$8,863,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,358	$3,671
Accounts payable	971,538	830,953
Accrued expenses and other	378,750	342,290
Income taxes payable	14,068	4,525
Deferred income taxes	44,601	25,061
Total current liabilities	1,410,315	1,206,500
Long-term obligations	3,286,907	3,399,715
Deferred income taxes	565,510	546,172
Other liabilities	254,669	302,348

Commitments and contingencies

Redeemable common stock	14,783	18,486

Shareholders’ equity:
Preferred stock	—	—
Common stock	298,459	298,013
Additional paid-in capital	2,937,300	2,923,377
Retained earnings	608,386	203,075
Accumulated other comprehensive loss	(26,755)	(34,167)
Total shareholders’ equity	3,817,390	3,390,298
Total liabilities and shareholders’ equity	$9,349,574	$8,863,519

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Net sales	$3,223,427	$2,928,751	$9,548,896	$8,610,595
Cost of goods sold	2,212,759	2,025,669	6,502,493	5,946,113
Gross profit	1,010,668	903,082	3,046,403	2,664,482
Selling, general and administrative expenses	736,334	686,843	2,180,589	1,990,157
Operating profit	274,334	216,239	865,814	674,325
Interest income	(90)	(26)	(128)	(135)
Interest expense	67,235	87,612	208,583	266,792
Other (income) expense	8,312	513	14,983	(215)
Income before income taxes	198,877	128,140	642,376	407,883
Income taxes	70,757	52,491	237,065	155,638
Net income	$128,120	$75,649	$405,311	$252,245

Earnings per share:
Basic	$0.38	$0.24	$1.19	$0.79
Diluted	$0.37	$0.24	$1.18	$0.79

Weighted average shares outstanding:
Basic	341,062	317,945	340,961	317,919
Diluted	344,739	320,558	344,628	319,454

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	October 29, 2010	October 30, 2009

Cash flows from operating activities:
Net income	$405,311	$252,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,739	194,045
Deferred income taxes	31,620	40,298
Tax benefit of stock options	(6,413)	(308)
Non-cash share-based compensation	11,620	9,249
Loss on debt retirement, net	14,576	—
Other non-cash gains and losses	7,920	9,211
Change in operating assets and liabilities:
Merchandise inventories	(366,903)	(262,993)
Prepaid expenses and other current assets	(26,412)	(3,048)
Accounts payable	146,933	162,867
Accrued expenses and other	(4,083)	19,427
Income taxes	(4,178)	(28,828)
Other	(1,108)	(1,038)
Net cash provided by operating activities	398,622	391,127

Cash flows from investing activities:
Purchases of property and equipment	(259,243)	(186,859)
Proceeds from sale of property and equipment	868	682
Net cash used in investing activities	(258,375)	(186,177)

Cash flows from financing activities:
Issuance of common stock	599	2,018
Issuance of long-term obligations	—	1,080
Repayments of long-term obligations	(130,654)	(7,921)
Repurchases of equity	(825)	(1,680)
Proceeds from exercise of stock options	50	—
Payment of cash dividends and related amounts	—	(239,731)
Tax benefit of stock options	6,413	308
Net cash used in financing activities	(124,417)	(245,926)

Net increase (decrease) in cash and cash equivalents	15,830	(40,976)
Cash and cash equivalents, beginning of period	222,076	377,995
Cash and cash equivalents, end of period	$237,906	$337,019

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$24,046	$19,174

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of October 29, 2010 and results of operations for the 13-week and 39-week accounting periods ended October 29, 2010 and October 30, 2009 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded LIFO charges (credits) of zero and $(1.0) million in the respective 13-week periods, and $0.7 million and $(0.5) million in the respective 39-week periods, ended October 29, 2010 and October 30, 2009.

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

2.                                      Comprehensive income

Comprehensive income consists of the following:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Net income	$128,120	$75,649	$405,311	$252,245
Unrealized net gain on hedged transactions, net of income tax expense of $1,774, $45, $5,240, and $1,559, respectively (see Note 7)	2,912	18	7,412	2,825
Comprehensive income	$131,032	$75,667	$412,723	$255,070

3.                                      Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended October 29, 2010			13 Weeks Ended October 30, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$128,120	341,062	$0.38	$75,649	317,945	$0.24
Effect of dilutive share-based awards		3,677			2,613
Diluted earnings per share	$128,120	344,739	$0.37	$75,649	320,558	$0.24

	39 Weeks Ended October 29, 2010			39 Weeks Ended October 30, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$405,311	340,961	$1.19	$252,245	317,919	$0.79
Effect of dilutive share-based awards		3,667			1,535
Diluted earnings per share	$405,311	344,628	$1.18	$252,245	319,454	$0.79

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.3 million and 0.2 million in the 13-week periods ended October 29, 2010 and October 30, 2009, respectively.

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

The Internal Revenue Service (“IRS”) is examining the Company’s federal income tax returns for fiscal years 2006, 2007 and 2008. The 2005 and earlier years are not open for examination. The 2009 fiscal year, while not currently under examination, is subject to examination at the discretion of the IRS. The Company has various state income tax examinations that are currently in progress. The estimated liability related to these state income tax examinations is included in the Company’s reserve for uncertain tax positions. Generally, the Company’s tax years ended in 2007 and later remain open for examination by the various state taxing authorities.

As of October 29, 2010, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $35.4 million, $6.3 million and $0.5 million, respectively, for a total of $42.2 million. Of this amount, $2.7 million and $38.4 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet with the remaining $1.1 million reducing deferred tax assets related to net operating loss carry forwards. The reserve for uncertain tax positions decreased during the 39-week period ended October 29, 2010 by $32.2 million due principally to the reduction of a liability associated with an accounting method utilized by the Company for income tax return filing purposes and the elimination (a reduction in income tax expense) of selected income tax reserves upon effective resolution of the respective uncertain tax positions. The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $9.6 million in the coming twelve months principally as a result of the settlement of currently ongoing income tax examinations. Of this amount, $1.7 million and $7.9 million are included in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet as of October 29, 2010. Also, as of October 29, 2010, approximately $35.4 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the periods ended October 29, 2010 and October 30, 2009 were 35.6% and 41.0%, respectively, for the 13-week periods, and 36.9% and 38.2%, respectively, for the 39-week periods. The decreases in the income tax rates were primarily associated with income tax examination related activity. In the 2009 periods, income tax expense was increased due to unfavorable income tax examination results while the 2010 period reflected decreases due to the elimination of selected income tax reserves upon the effective resolution of the respective uncertain tax positions.

5.                                      Current and long-term obligations

On September 29, 2010, the Company repurchased in the open market $65.0 million aggregate principal amount of 10.625% senior notes due 2015 at a price of 110.75% plus accrued and unpaid interest. The pretax loss on this transaction of $8.2 million is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 13-week and 39-week periods ended October 29, 2010.

On May 6, 2010, the Company repurchased in the open market $50.0 million aggregate principal amount of 10.625% senior notes due 2015 at a price of 111.0% plus accrued and unpaid interest. The pretax loss on this transaction of $6.5 million is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 39-week period ended October 29, 2010.

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of October 29, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 7, in Level 2 of the fair value hierarchy. The Company’s long-term obligations classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of October 29, 2010.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 29, 2010
Assets:
Trading securities (a)	$8,099	$—	$—	$8,099
Liabilities:
Long-term obligations (b)	3,427,241	21,385	—	3,448,626
Derivative financial instruments (c)	—	45,298	—	45,298
Deferred compensation (d)	16,347	—	—	16,347

(a)        Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $1,869 and Other assets, net of $6,230.

(b)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $1,358 and Long-term obligations of $3,286,907.

(c)        Reflected in the condensed consolidated balance sheet as non-current Other liabilities.

(d)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $1,869 and non-current Other liabilities of $14,478.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week and 39-week periods ended October 29, 2010 and October 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of October 29, 2010, the Company had three interest rate swaps with a combined notional value of $1.05 billion that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI, and such net gain or loss is expected to be reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $32.5 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of October 29, 2010, the Company had no such non-designated hedges. As of October 30, 2009, the Company had one diesel fuel commodity swap hedging monthly usage of diesel fuel through January 2010 with a total 3.7 million gallons notional during the remaining term that was not designated as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of October 29, 2010 and January 29, 2010 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps:
As of October 29, 2010			Other liabilities	$45,298
As of January 29, 2010			Other liabilities	$57,058

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statement of income (including OCI, see Note 2) for the 13-week and 39-week periods ended October 29, 2010 and October 30, 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statement of Income
For the 13 weeks ended October 29, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$5,104	Interest expense	$9,790	Other (income) expense	$123

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statement of Income
For the 13 weeks ended October 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$12,993	Interest expense	$13,056	Other (income) expense	$154

Derivatives Not Designated as Hedging Instruments	Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity Hedges	Other (income) expense	$360

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statement of Income
For the 39 weeks ended October 29, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$20,540	Interest expense	$33,192	Other (income) expense	$408

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statement of Income
For the 39 weeks ended October 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$32,462	Interest expense	$36,485	Other (income) expense	$468

Derivatives Not Designated as Hedging Instruments	Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity Hedges	Other (income) expense	$(683)

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of October 29, 2010, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $46.7 million. If the Company had breached any of these provisions at October 29, 2010, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $46.7 million. As of October 29, 2010, the Company had not breached any of these provisions or posted any collateral related to these agreements.

8.                                      Commitments and contingencies

Legal proceedings

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) (“Richter”) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff’s motion. On March 23, 2007, the court conditionally certified a nationwide class. On December 2, 2009, notice was mailed to over 28,000 current or former Dollar General store managers, and approximately 3,860 individuals opted into the lawsuit. Recently, the court entered a scheduling order that will govern, among other things, deadlines for fact discovery (September 30, 2011) and the Company’s anticipated decertification motion (August 15, 2011). The court’s scheduling order establishes a trial date of February 12, 2012.

On July 20, 2010, a lawsuit was filed in the judicial district in which the Richter matter is pending in which a former store manager makes allegations substantially similar to those raised in Richter and seeks to represent a nationwide class of current and former store managers (Lisa Beard v. Dollar General Corporation, et al., Case No. 7:10-cv-01956-SLB). Like the Richter plaintiff, the plaintiff in Beard seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. To date approximately 95 individuals have opted into the Beard lawsuit; however, the plaintiff has not asked the court to certify any class.

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the Richter and Beard actions are not appropriate for collective action treatment. The Company has obtained summary judgment in some, although not all, of its pending store manager exemption cases in which it has filed such a motion. The

Company intends to vigorously defend these actions. However, at this time, it is not possible to predict whether these actions ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful in the defense of either action on the merits or otherwise. If the Company is not successful in its defense efforts, the resolution could have a material adverse effect on the Company’s financial statements as a whole.

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

On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH (“Calvert”)), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act and Title VII of the Civil Rights Act of 1964, as amended (“Title VII”). The complaint subsequently was amended to include additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations that the Company’s compensation practices disparately impact females. Under the amended complaint, Plaintiffs seek to proceed collectively under the Equal Pay Act and as a class under Title VII, and request back wages, injunctive and declaratory relief, liquidated damages, punitive damages and attorneys’ fees and costs.

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

On June 16, 2010, a lawsuit entitled Shaleka Gross, et al v. Dollar General Corporation was filed in the United States District Court for the Southern District of Mississippi (Civil Action No. 3:10CV340WHB-LR) in which three former non-exempt store employees, on behalf of themselves and certain other non-exempt Dollar General store employees, alleged that they were not paid for all hours worked in violation of the FLSA. Specifically, plaintiffs alleged that they were not properly paid for certain breaks and sought back wages (including overtime wages), liquidated damages and attorneys’ fees and costs.

Before the Company was served with the Gross complaint, the plaintiffs dismissed the action and re-filed it in the United States District Court for the Northern District of Mississippi, now captioned as Cynthia Walker, et al. v. Dollar General Corporation, et al. (Civil Action No. 4:10-CV119-P-S). The Walker complaint was filed on September 16, 2010, and although it adds approximately eight additional plaintiffs, it adds no substantive allegations beyond those alleged in the Gross complaint. The Company’s motion to transfer the case back to the Southern District of Mississippi is pending. To date, no other individuals have opted into the Walker matter, and the plaintiffs have not asked the court to certify any class.

On August 26, 2010, a lawsuit containing allegations substantially similar to those raised in the Walker matter was filed by a single plaintiff in the United States District Court for the Eastern District of Kentucky (Brenda McCown v. Dollar General Corporation, Case No. 210-297 (WOB)). To date, approximately three other individuals have opted into the McCown matter. The plaintiff has not asked the court to certify any class.

At this time, it is not possible to predict whether the court will permit the Walker or McCown actions to proceed collectively. However, the Company believes that those actions are not appropriate for collective treatment and that the Company’s wage and hour policies and practices comply with both federal and state law. The Company plans to vigorously defend Walker and McCown; however, no assurances can be given that the Company will be successful in the defense on the merits or otherwise, and, if it is not successful, their resolution could have a material adverse effect on the Company’s financial statements as a whole.

In October 2008, the Company terminated an interest rate swap as a result of the counterparty’s declaration of bankruptcy. This declaration of bankruptcy constituted a default under the contract governing the swap, giving the Company the right to terminate. The Company subsequently settled the swap in November 2008 for approximately $7.6 million, including interest accrued to the date of termination. On May 14, 2010, the Company received a demand from the counterparty for an additional payment of approximately $19 million, claiming that the valuation used to calculate the $7.6 million was commercially unreasonable, and seeking to invoke the alternative dispute resolution procedures established by the bankruptcy court. The Company is participating in the alternative dispute resolution procedures but does not believe that this additional payment is owed. The Company believes the methodology it used to calculate the settlement amount was commercially reasonable and appropriate; however, no assurances can be given that the Company will be successful in its defense on the merits or otherwise. If the Company is not successful, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

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

9.                                      Share-based payments

For the 39-week periods ended October 29, 2010 and October 30, 2009, the Company recorded share-based compensation expense (a component of selling, general and administrative expenses) of $23.1 million and $9.4 million, respectively. The increase in the 2010 period is primarily attributable to certain equity appreciation rights as discussed below.

The Company’s Second Amended and Restated Equity Appreciation Rights Plan provides for the granting of equity appreciation rights to nonexecutive managerial employees. During the 39-week period ended October 29, 2010, 679,777 of such equity appreciation rights, affecting 873 employees, vested in conjunction with a secondary offering of the Company’s common stock, resulting in share-based awards expense of $13.3 million as well as expense for related payroll taxes of $1.0 million.

10.                               Segment reporting

The Company manages its business on the basis of one reportable segment. As of October 29, 2010, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. Net sales grouped by classes of similar products are presented below.

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Classes of similar products:
Consumables	$2,378,667	$2,137,504	$6,907,541	$6,186,509
Seasonal	401,544	370,026	1,302,780	1,149,775
Home products	223,026	207,798	670,352	636,875
Apparel	220,190	213,423	668,223	637,436
Net sales	$3,223,427	$2,928,751	$9,548,896	$8,610,595

11.                               Related party transactions

Affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman, Sachs & Co. indirectly own a substantial portion of the Company’s common stock. A Member and a Director of KKR and a Managing Director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

Affiliates of KKR and Goldman, Sachs & Co. (among other entities) may be lenders under the Company’s senior secured term loan facility (“Term Loan Facility”) which had a $2.3 billion principal amount at inception and a principal balance as of October 29, 2010 of approximately $1.96 billion. The Company paid approximately $45.5 million and $57.8 million of interest on the Term Loan Facility during the 39-week periods ended October 29, 2010 and October 30, 2009, respectively.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap with a $323.3 million notional amount as of October 29, 2010, entered into in connection with the Term Loan Facility. The Company paid Goldman, Sachs & Co. approximately $12.9 million and $13.0 million in the 39-week periods ended October 29, 2010 and October 30, 2009, respectively, pursuant to this swap.

The Company entered into a sponsor advisory agreement, dated July 6, 2007, with KKR and Goldman, Sachs & Co. pursuant to which those entities provided management and advisory services to the Company. Under the terms of the sponsor advisory agreement, among other things, the Company was obliged to pay to those entities an annual management fee, initially $5.0 million and subject to annual escalation. The Company completed its initial public offering of common stock in November 2009 and concurrently terminated the advisory agreement. In addition, the Company periodically reimburses KKR for incidental expenses incurred on behalf of the Company. The Company reimbursed KKR for incidental expenses of $0.1 million for the 39-week period ended October 29, 2010 and incurred advisory fees and other expenses for the 39-week period ended October 30, 2009 of $4.1 million. In addition, on July 6, 2007, the

Company entered into a separate indemnification agreement with the parties to the sponsor advisory agreement, pursuant to which the Company agreed to provide customary indemnification to such parties and their affiliates.

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

	October 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$45,332	$169,938	$22,636	$—	$237,906
Merchandise inventories	—	1,885,753	—	—	1,885,753
Income taxes receivable	54,265	—	—	(26,588)	27,677
Deferred income taxes	5,239	—	6,115	(11,354)	—
Prepaid expenses and other current assets	622,277	3,451,419	11,208	(3,963,482)	121,422
Total current assets	727,113	5,507,110	39,959	(4,001,424)	2,272,758
Net property and equipment	103,800	1,310,668	232	—	1,414,700
Goodwill	4,338,589	—	—	—	4,338,589
Intangible assets, net	1,199,257	63,577	—	—	1,262,834
Deferred income taxes	—	—	45,023	(45,023)	—
Other assets, net	5,023,574	13,264	301,623	(5,277,768)	60,693

Total assets	$11,392,333	$6,894,619	$386,837	$(9,324,215)	$9,349,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$1,358	$—	$—	$1,358
Accounts payable	3,427,153	1,448,216	46,072	(3,949,903)	971,538
Accrued expenses and other	89,552	242,614	60,163	(13,579)	378,750
Income taxes payable	2,820	11,220	26,616	(26,588)	14,068
Deferred income taxes	—	55,955	—	(11,354)	44,601
Total current liabilities	3,519,525	1,759,363	132,851	(4,001,424)	1,410,315
Long-term obligations	3,533,958	2,932,414	—	(3,179,465)	3,286,907
Deferred income taxes	417,109	193,424	—	(45,023)	565,510
Other liabilities	89,568	25,673	139,428	—	254,669

Redeemable common stock	14,783	—	—	—	14,783

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	298,459	23,855	100	(23,955)	298,459
Additional paid-in capital	2,937,300	431,253	19,900	(451,153)	2,937,300
Retained earnings	608,386	1,528,637	94,558	(1,623,195)	608,386
Accumulated other comprehensive loss	(26,755)	—	—	—	(26,755)
Total shareholders’ equity	3,817,390	1,983,745	114,558	(2,098,303)	3,817,390

Total liabilities and shareholders’ equity	$11,392,333	$6,894,619	$386,837	$(9,324,215)	$9,349,574

	January 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$97,620	$103,001	$21,455	$—	$222,076
Merchandise inventories	—	1,519,578	—	—	1,519,578
Income taxes receivable	9,924	1,645	—	(4,026)	7,543
Deferred income taxes	16,066	—	3,559	(19,625)	—
Prepaid expenses and other current assets	625,157	3,040,792	704	(3,570,401)	96,252
Total current assets	748,767	4,665,016	25,718	(3,594,052)	1,845,449
Net property and equipment	99,452	1,228,829	105	—	1,328,386
Goodwill	4,338,589	—	—	—	4,338,589
Intangible assets, net	1,201,223	83,060	—	—	1,284,283
Deferred income taxes	—	—	36,405	(36,405)	—
Other assets, net	4,288,270	8,920	297,757	(4,528,135)	66,812

Total assets	$10,676,301	$5,985,825	$359,985	$(8,158,592)	$8,863,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,822	$1,849	$—	$—	$3,671
Accounts payable	3,033,723	1,311,063	46,818	(3,560,651)	830,953
Accrued expenses and other	72,320	226,571	53,149	(9,750)	342,290
Income taxes payable	4,086	—	4,465	(4,026)	4,525
Deferred income taxes	—	44,686	—	(19,625)	25,061
Total current liabilities	3,111,951	1,584,169	104,432	(3,594,052)	1,206,500
Long-term obligations	3,645,820	2,689,492	13,178	(2,948,775)	3,399,715
Deferred income taxes	394,045	188,532	—	(36,405)	546,172
Other liabilities	115,701	40,065	146,582	—	302,348

Redeemable common stock	18,486	—	—	—	18,486

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	298,013	23,855	100	(23,955)	298,013
Additional paid-in capital	2,923,377	431,253	19,900	(451,153)	2,923,377
Retained earnings	203,075	1,028,459	75,793	(1,104,252)	203,075
Accumulated other comprehensive loss	(34,167)	—	—	—	(34,167)
Total shareholders’ equity	3,390,298	1,483,567	95,793	(1,579,360)	3,390,298

Total liabilities and shareholders’ equity	$10,676,301	$5,985,825	$359,985	$(8,158,592)	$8,863,519

	For the 13 weeks ended October 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$75,020	$3,223,427	$21,888	$(96,908)	$3,223,427
Cost of goods sold	—	2,212,759	—	—	2,212,759
Gross profit	75,020	1,010,668	21,888	(96,908)	1,010,668
Selling, general and administrative expenses	68,201	748,432	16,609	(96,908)	736,334
Operating profit	6,819	262,236	5,279	—	274,334
Interest income	(12,244)	(3,843)	(4,898)	20,895	(90)
Interest expense	70,103	18,021	6	(20,895)	67,235
Other (income) expense	8,312	—	—	—	8,312
Income (loss) before income taxes	(59,352)	248,058	10,171	—	198,877
Income tax expense (benefit)	(26,871)	94,555	3,073	—	70,757
Equity in subsidiaries’ earnings, net of taxes	160,601	—	—	(160,601)	—
Net income	$128,120	$153,503	$7,098	$(160,601)	$128,120

	For the 13 weeks ended October 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$81,305	$2,928,751	$22,910	$(104,215)	$2,928,751
Cost of goods sold	—	2,025,669	—	—	2,025,669
Gross profit	81,305	903,082	22,910	(104,215)	903,082
Selling, general and administrative expenses	73,916	702,070	15,072	(104,215)	686,843
Operating profit	7,389	201,012	7,838	—	216,239
Interest income	(14,697)	(862)	(5,049)	20,582	(26)
Interest expense	93,184	15,003	7	(20,582)	87,612
Other (income) expense	513	—	—	—	513
Income (loss) before income taxes	(71,611)	186,871	12,880	—	128,140
Income tax expense (benefit)	(22,595)	70,589	4,497	—	52,491
Equity in subsidiaries’ earnings, net of taxes	124,665	—	—	(124,665)	—
Net income	$75,649	$116,282	$8,383	$(124,665)	$75,649

	For the 39 weeks ended October 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$235,606	$9,548,896	$63,479	$(299,085)	$9,548,896
Cost of goods sold	—	6,502,493	—	—	6,502,493
Gross profit	235,606	3,046,403	63,479	(299,085)	3,046,403
Selling, general and administrative expenses	214,273	2,214,507	50,894	(299,085)	2,180,589
Operating profit	21,333	831,896	12,585	—	865,814
Interest income	(33,651)	(4,094)	(14,805)	52,422	(128)
Interest expense	227,412	33,576	17	(52,422)	208,583
Other (income) expense	14,983	—	—	—	14,983
Income (loss) before income taxes	(187,411)	802,414	27,373	—	642,376
Income tax expense (benefit)	(73,780)	302,237	8,608	—	237,065
Equity in subsidiaries’ earnings, net of taxes	518,942	—	—	(518,942)	—
Net income	$405,311	$500,177	$18,765	$(518,942)	$405,311

	For the 39 weeks ended October 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$212,930	$8,610,595	$68,061	$(280,991)	$8,610,595
Cost of goods sold	—	5,946,113	—	—	5,946,113
Gross profit	212,930	2,664,482	68,061	(280,991)	2,664,482
Selling, general and administrative expenses	193,586	2,028,607	48,955	(280,991)	1,990,157
Operating profit	19,344	635,875	19,106	—	674,325
Interest income	(41,006)	(3,007)	(14,489)	58,367	(135)
Interest expense	283,540	41,602	17	(58,367)	266,792
Other (income) expense	(215)	—	—	—	(215)
Income (loss) before income taxes	(222,975)	597,280	33,578	—	407,883
Income tax expense (benefit)	(79,975)	224,309	11,304	—	155,638
Equity in subsidiaries’ earnings, net of taxes	395,245	—	—	(395,245)	—
Net income	$252,245	$372,971	$22,274	$(395,245)	$252,245

	For the 39 weeks ended October 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$405,311	$500,177	$18,765	$(518,942)	$405,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,906	164,795	38	—	189,739
Deferred income taxes	26,633	16,161	(11,174)	—	31,620
Tax benefit of stock options	(6,413)	—	—	—	(6,413)
Non-cash share-based compensation	11,620	—	—	—	11,620
Loss on debt retirement, net	14,576	—	—	—	14,576
Other non-cash gains and losses	953	6,967	—	—	7,920
Equity in subsidiaries’ earnings, net	(518,942)	—	—	518,942	—
Change in operating assets and liabilities:
Merchandise inventories	—	(366,903)	—	—	(366,903)
Prepaid expenses and other current assets	4,601	(30,332)	(681)	—	(26,412)
Accounts payable	2,301	144,634	(2)	—	146,933
Accrued expenses and other	(6,143)	2,200	(140)	—	(4,083)
Income taxes	(39,194)	12,865	22,151	—	(4,178)
Other	7	(1,113)	(2)	—	(1,108)
Net cash provided by (used in) operating activities	(79,784)	449,451	28,955	—	398,622
Cash flows from investing activities:
Purchases of property and equipment	(16,115)	(242,963)	(165)	—	(259,243)
Proceeds from sale of property and equipment	—	868	—	—	868
Net cash used in investing activities	(16,115)	(242,095)	(165)	—	(258,375)
Cash flows from financing activities:
Issuance of common stock	599	—	—	—	599
Repayments of long-term obligations	(129,217)	(1,437)	—	—	(130,654)
Repurchases of equity	(825)	—	—	—	(825)
Proceeds from exercise of stock options	50	—	—	—	50
Tax benefit of stock options	6,413	—	—	—	6,413
Changes in intercompany note balances, net	166,591	(138,982)	(27,609)	—	—
Net cash provided by (used in) financing activities	43,611	(140,419)	(27,609)	—	(124,417)
Net increase (decrease) in cash and cash equivalents	(52,288)	66,937	1,181	—	15,830
Cash and cash equivalents, beginning of period	97,620	103,001	21,455	—	222,076
Cash and cash equivalents, end of period	$45,332	$169,938	$22,636	$—	$237,906

	For the 39 weeks ended October 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$252,245	$372,971	$22,274	$(395,245)	$252,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,011	165,868	166	—	194,045
Deferred income taxes	(8,106)	75,917	(27,513)	—	40,298
Tax benefit of stock options	(308)	—	—	—	(308)
Non-cash share-based compensation	9,249	—	—	—	9,249
Other non-cash gains and losses	1,217	7,994	—	—	9,211
Equity in subsidiaries’ earnings, net	(395,245)	—	—	395,245	—
Change in operating assets and liabilities:
Merchandise inventories	—	(262,993)	—	—	(262,993)
Prepaid expenses and other current assets	7,136	(10,583)	399	—	(3,048)
Accounts payable	20,527	142,327	13	—	162,867
Accrued expenses and other	2,230	16,924	273	—	19,427
Income taxes	11,559	(55,167)	14,780	—	(28,828)
Other	(3,368)	2,297	33	—	(1,038)
Net cash provided by (used in) operating activities	(74,853)	455,555	10,425	—	391,127
Cash flows from investing activities:
Purchases of property and equipment	(29,143)	(157,663)	(53)	—	(186,859)
Proceeds from sale of property and equipment	—	682	—	—	682
Net cash used in investing activities	(29,143)	(156,981)	(53)	—	(186,177)
Cash flows from financing activities:
Issuance of common stock	2,018	—	—	—	2,018
Issuance of long-term obligations	—	1,080	—	—	1,080
Repayments of long-term obligations	(5,750)	(2,171)	—	—	(7,921)
Repurchases of equity	(1,680)	—	—	—	(1,680)
Payment of cash dividends and related amounts	(239,731)	—	—	—	(239,731)
Tax benefit of stock options	308	—	—	—	308
Changes in intercompany note balances, net	201,733	(193,521)	(8,212)	—	—
Net cash used in financing activities	(43,102)	(194,612)	(8,212)	—	(245,926)
Net increase (decrease) in cash and cash equivalents	(147,098)	103,962	2,160	—	(40,976)
Cash and cash equivalents, beginning of period	292,637	64,404	20,954	—	377,995
Cash and cash equivalents, end of period	$145,539	$168,366	$23,114	$—	$337,019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of October 29, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended October 29, 2010 and October 30, 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended October 29, 2010 and October 30, 2009. These financial statements are the responsibility of the Company’s management.

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

December 6, 2010
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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 9,273 stores located in 35 states as of October 29, 2010, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products; health and beauty products and pet supplies; and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The customers we serve are value-conscious, and Dollar General has always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, over the past two years we have been operating in an environment with heightened economic challenges and uncertainties. Consumers are facing very high rates of unemployment, fluctuating food, gasoline and energy costs, rising medical costs, and continued weakness in the housing and credit markets, while the timetable for economic recovery remains uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, we remain optimistic with regard to continuing to execute our operating priorities for the remainder of 2010.

At the beginning of 2008, we defined the following four operating priorities on which we remain keenly focused:

•                                          drive productive sales growth,

•                                          increase our gross margins,

•                                          leverage process improvements and information technology to reduce costs, and

•                                          strengthen and expand Dollar General’s culture of serving others.

Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. We continue to enhance our category management processes, allowing the expansion of our product offerings while also improving profitability. Our improved processes have facilitated our success in adding more productive items and eliminating unproductive items. We are better utilizing the space in our stores through more effective and productive space planning. In the 2010 third quarter, we completed the third and fourth phases of our four phase process to raise the height of our merchandise fixtures across the store. Phase three primarily impacts expansion of the health and beauty, home and apparel sections of the store. Phase four impacts the seasonal section and includes additional space to further expand health and beauty products in 2011. We believe our introduction in late 2009 and 2010 of the Rexall brand, which is exclusive to Dollar General in the U.S., in several of our health and beauty categories, distinguishes our offering from other discount retailers, and we plan to further expand the brand in the future. In addition, we are making significant progress in defining and improving our store standards with a goal of developing a consistent look and feel across all stores. We have recently intensified our efforts to improve our merchandise in-stock levels. Our improved advertising circulars have allowed us to communicate our strong value proposition to both new and existing customers. Finally, we believe we have significant potential to grow sales through new stores in both existing and new markets. We plan to open approximately 600 new stores in 2010, 491 of which have been opened through October 29, 2010. Relocations, which generally increase square footage, and remodels are also important to the transformation of our stores over the next several years. We plan to relocate or remodel 500 stores in 2010, 458 of which have been completed through October 29, 2010.

Our second priority is to increase gross profit through category management, distribution efficiencies, shrink reduction, an improved pricing model, expansion of private brand offerings and increased foreign sourcing. Our merchandising team has been successful in efforts to upgrade our merchandise selection to better serve our customers while managing our everyday low price strategy. We constantly review our pricing strategy and work diligently to minimize product cost increases and to remain competitive. We are focused on sales of private brands, which generally have higher gross profit rates than national brands, while we continue to offer a wide variety of national brands to ensure an optimal mix of product offerings. We believe that our improved quality, selection, packaging and branding of our seasonal merchandise has contributed significantly to sales increases. We have made significant progress since 2007 in reducing inventory shrinkage, as a percentage of sales, and we continue to be highly focused on shrink reduction initiatives. Finally, our supply chain team continues its efforts to increase capacity utilization and transportation efficiencies.

Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extracting costs that do not affect the customer experience. Recently, we implemented significant changes in our procurement processes, which we expect to improve our ability to purchase more efficiently across all functions. Other examples of cost reduction initiatives include our continuing focus on safety to reduce workers’ compensation expense, the improvement of energy management in our stores through the installation of energy management systems and increased preventive maintenance, and the reduction of waste management costs through recycling of cardboard and other materials. In addition, our real estate team has had success in negotiating favorable terms in lease renewals and, in some cases, has negotiated favorable purchases of store real estate as discussed in more detail below, which we anticipate will benefit us going forward.

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

Focus on these priorities resulted in improved performance in the third quarter of 2010 over the comparable 2009 period in many of our key financial metrics, as follows. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Total sales increased 10.1% to $3.22 billion. Sales in same-stores increased 4.2% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended October 29, 2010 were approximately $200, up from $192 for the comparable prior 52-week period.

•                  Gross profit, as a percentage of sales, increased to 31.4% compared to 30.8% in the 2009 third quarter. This increase was primarily the result of higher average markups, partially offset by higher markdowns, and was driven by efforts to reduce our merchandise purchase costs while maintaining our everyday low prices.

•                  Selling, general and administrative expenses, or SG&A, as a percentage of sales, was 22.8% compared to 23.5% in the 2009 third quarter.

•                  Operating profit, as a percentage of sales, was 8.5% compared to 7.4% in the 2009 third quarter, an improvement of 113 basis points.

•                  Interest expense decreased by $20.4 million to $67.2 million in the 2010 third quarter primarily due to an $844 million reduction of long-term obligations in the 12-month period ended October 29, 2010. Total long-term obligations as of October 29, 2010 were $3.29 billion. The Company repurchased long-term obligations of $65 million in the 2010 third quarter resulting in a charge of $8.2 million ($5.0 million net of income taxes, or $0.01 per diluted share).

•                  Net income was equal to $128.1 million, or $0.37 per diluted share, compared to net income of $75.6 million, or $0.24 per diluted share, in the 2009 third quarter.

In recent years, we have generated significant cash flows from operating activities. We have used a portion of these cash flows to pay down debt and to invest in new store growth through our traditional leased stores. During 2010 we made a strategic decision to pursue the purchase of certain leased stores. We believe that the current environment in the real estate markets has provided us with an opportunity to make these investments at levels which are expected to result in favorable returns and positively impact our operating results. We initiated the store purchase program during the third quarter of 2010 and have plans to purchase additional stores during the balance of the year. As a result of this decision we have raised our expectations for total capital expenditures in 2010 as set forth below under the heading “Cash flows from investing activities”.

Our leased store strategy continues to feature low initial capital expenditures, limited maintenance capital, low occupancy and operating costs, and our focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and investment returns. The cost of a typical new store in 2010 has been approximately $230,000 for equipment, fixtures and initial inventory, net of payables, approximately $160,000 of which is related to property and equipment. Also in 2010, remodeled stores have required approximately $75,000 for equipment and fixtures while the cost of relocated stores has been approximately $130,000 for equipment, fixtures and additional inventory as required, net of payables.

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

The following table contains results of operations data for the most recent 13-week and 39-week periods of each of 2010 and 2009, and the dollar and percentage variances among those periods:

(amounts in millions,	13 Weeks Ended		2010 vs. 2009		39 Weeks Ended		2010 vs. 2009
except per share amounts)	Oct. 29, 2010	Oct. 30, 2009	Amount change	% change	Oct. 29, 2010	Oct. 30, 2009	Amount change	% change
Net sales by category:
Consumables	$2,378.7	$2,137.5	$241.2	11.3%	$6,907.5	$6,186.5	$721.0	11.7%
% of net sales	73.79%	72.98%			72.34%	71.85%
Seasonal	401.5	370.0	31.5	8.5	1,302.8	1,149.8	153.0	13.3
% of net sales	12.46%	12.63%			13.64%	13.35%
Home products	223.0	207.8	15.2	7.3	670.4	636.9	33.5	5.3
% of net sales	6.92%	7.10%			7.02%	7.40%
Apparel	220.2	213.4	6.8	3.2	668.2	637.4	30.8	4.8
% of net sales	6.83%	7.29%			7.00%	7.40%
Net sales	$3,223.4	$2,928.8	$294.7	10.1%	$9,548.9	$8,610.6	$938.3	10.9%
Cost of goods sold	2,212.8	2,025.7	187.1	9.2	6,502.5	5,946.1	556.4	9.4
% of net sales	68.65%	69.16%			68.10%	69.06%
Gross profit	1,010.7	903.1	107.6	11.9	3,046.4	2,664.5	381.9	14.3
% of net sales	31.35%	30.84%			31.90%	30.94%
Selling, general and administrative expenses	736.3	686.8	49.5	7.2	2,180.6	1,990.2	190.4	9.6
% of net sales	22.84%	23.45%			22.84%	23.11%
Operating profit	274.3	216.2	58.1	26.9	865.8	674.3	191.5	28.4
% of net sales	8.51%	7.38%			9.07%	7.83%
Interest income	(0.1)	(0.0)	(0.1)	246.2	(0.1)	(0.1)	0.0	(5.2)
% of net sales	(0.00)%	(0.00)%			(0.00)%	(0.00)%
Interest expense	67.2	87.6	(20.4)	(23.3)	208.6	266.8	(58.2)	(21.8)
% of net sales	2.09%	2.99%			2.18%	3.10%
Other (income) expense	8.3	0.5	7.8	—	15.0	(0.2)	15.2	—
% of net sales	0.26%	0.02%			0.16%	(0.00)%
Income before income taxes	198.9	128.1	70.7	55.2	642.4	407.9	234.5	57.5
% of net sales	6.17%	4.38%			6.73%	4.74%
Income taxes	70.8	52.5	18.3	34.8	237.1	155.6	81.4	52.3
% of net sales	2.20%	1.79%			2.48%	1.81%
Net income	$128.1	$75.6	$52.5	69.4%	$405.3	$252.2	$153.1	60.7%
% of net sales	3.97%	2.58%			4.24%	2.93%
Diluted earnings per share	$0.37	$0.24	$0.13	54.2%	$1.18	$0.79	$0.39	49.4%
Diluted weighted shares outstanding	344.7	320.6	24.2	7.5%	344.6	319.5	25.1	7.9%

13 WEEKS ENDED OCTOBER 29, 2010 AND OCTOBER 30, 2009

Net Sales. The net sales increases in the third quarters of 2010 and 2009 reflect same-store sales increases of 4.2% and 9.2%, respectively, compared to the corresponding prior year periods. Same-stores include stores that have been open at least 13 months and remain open at the end of the reporting period. For the 2010 quarter, there were 8,541 same-stores which accounted for sales of $3.01 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores. Our most significant sales increases resulted from the expansion of our health and beauty products and from further improvements in our packaged food, candy and snacks and perishables offerings.

In summary, we believe that the increase in sales reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards, the expansion of our merchandise offerings, improved utilization of store square footage and improved marketing efforts.

Gross Profit. The gross profit rate as a percentage of sales was 31.4% in the 2010 third quarter compared to 30.8% in the 2009 third quarter. The increase in the 2010 gross profit rate was driven by our efforts to reduce merchandise purchase costs while maintaining everyday low prices. These efforts resulted primarily in higher purchase markups, partially offset by increased markdowns. Increased sales volumes, as well as our increased use of private brands and more effective category management processes, have contributed to our ability to increase overall markups.

SG&A Expense. SG&A expense was 22.8% as a percentage of sales in the 2010 third quarter compared to 23.5% in the 2009 third quarter, a decrease of 61 basis points, due primarily to decreases in estimated incentive compensation, healthcare expense, and external consulting fees, as well as other cost reduction and productivity initiatives, which resulted in certain costs, including store and administrative salaries increasing less than the overall 10.1% increase in sales for the period. Increased debit card usage caused processing fees to increase at a higher rate than the increase in sales.

Interest Expense. The decrease in interest expense in the 2010 period from the 2009 period is due to lower outstanding borrowings, resulting from our repurchases of indebtedness in 2010 and 2009 as further described below under Liquidity and Capital Resources.

Other (Income) Expense. Other (income) expense in the 2010 period includes the pretax loss of $8.2 million resulting from the repurchase in the open market $65.0 million aggregate principal amount of our Senior Notes at a price of 110.75% plus accrued and unpaid interest.

Income Taxes. The effective income tax rate for the 2010 period was 35.6% compared to a rate of 41.0% for the 2009 period. The decrease in the income tax rate was primarily associated with income tax examination related activity. In the 2009 period, income tax expense was increased due to unfavorable income tax examination results while the 2010 period reflected decreases due to the elimination of selected income tax reserves upon the effective resolution of the respective uncertain tax positions.

39 WEEKS ENDED OCTOBER 29, 2010 AND OCTOBER 30, 2009

Net Sales. The net sales increases in the 2010 and 2009 periods reflect same-store sales increases of 5.3% and 10.3%, respectively, compared to the corresponding prior year periods. Same-stores include stores that have been open at least 13 months and remain open at the end of the reporting period. For 2010, there were 8,541 same-stores which accounted for sales of $8.96 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards and the expansion of our merchandise offerings, in addition to improved utilization of store square footage and improved marketing efforts.

Gross Profit. The gross profit rate as a percentage of sales was 31.9% in the 2010 period compared to 30.9% in the 2009 period. The increase in the 2010 gross profit rate resulted primarily from higher purchase markups, partially offset by increased markdowns. Increased sales volumes have contributed to our ability to reduce product costs. In addition, our increased mix of private brands and our more effective category management processes have contributed to our ability to increase overall markups. These factors were partially offset by increased transportation costs in the 2010 period, driven primarily by higher fuel costs.

SG&A Expense. SG&A expense was 22.8% as a percentage of sales in the 2010 period compared to 23.1% in the 2009 period, a decrease of 27 basis points. SG&A in the 2010 period includes expenses totaling $15.0 million, or 16 basis points, relating to a secondary offering of our common stock, including $0.7 million of legal and other transaction expenses and $14.3 million relating to the acceleration of certain equity appreciation rights. Decreases in estimated incentive compensation, the cost of health benefits and consulting fees contributed to the overall decrease in SG&A as a percentage of sales. Utilities (primarily due to lower waste management costs reflecting our recycling efforts) increased at a rate lower than the 10.9% increase in sales. As a result of increased usage, debit card processing fees increased at a higher rate than the increase in sales.

Interest Expense. The decrease in interest expense in the 2010 period from the 2009 period is due to lower outstanding borrowings, resulting from our repurchases of indebtedness in 2009 and 2010 as further described below in the discussion of Liquidity and Capital Resources.

Other (Income) Expense. Other (income) expense in the 2010 period includes pretax losses of $14.7 million resulting from the repurchase in the open market $115.0 million aggregate principal amount of our Senior Notes plus accrued and unpaid interest.

Income Taxes. The effective income tax rate for the 2010 period was 36.9% compared to a rate of 38.2% for the 2009 period. The decrease in the income tax rate was primarily associated with income tax examination related activity. In the 2009 period, income tax expense was increased due to unfavorable income tax examination results while the 2010 period reflected decreases due to the elimination of selected income tax reserves upon the effective resolution of the respective uncertain tax positions.

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

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $2.995 billion as of October 29, 2010. The Credit Facilities consist of a $1.964 billion senior secured term loan facility (“Term Loan Facility”) and a senior secured asset-based revolving credit facility (“ABL Facility”). Total commitments under the ABL Facility are equal to $1.031 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

The amount available under the ABL Facility (including letters of credit) is subject to certain borrowing base limitations. The ABL Facility includes a “last out” tranche in respect of which we may borrow up to a maximum amount of $101.0 million.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the term loan facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) as of October 29, 2010, under the ABL Facility (except in the last out tranche described above), 1.25% for LIBOR borrowings and 0.25% for base-rate borrowings; and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments at a rate of 0.375% per annum. We also must pay customary letter of credit fees.

Under the Term Loan Facility we are required to prepay outstanding term loans, subject to certain exceptions, with: up to 50% of our annual excess cash flow (as defined in the credit agreement) which will be reduced to 25% and 0% if we achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through October 29, 2010, no prepayments have been required under the prepayment provisions listed above. The Term Loan Facility can be prepaid in whole or in part at any time.

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

In addition, we are required to prepay the ABL Facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base. Through October 29, 2010, no prepayments have been required under any prepayment provisions.

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

At October 29, 2010, we had no borrowings, $23.0 million of commercial letters of credit, and $61.0 million of standby letters of credit outstanding under our ABL Facility.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

As of October 29, 2010, we have $864.3 million aggregate principal amount of 10.625% senior notes due 2015 (the “Senior Notes”) outstanding (reflected in our consolidated balance sheet net of a $11.6 million discount), which mature on July 15, 2015, pursuant to an indenture dated as of July 6, 2007 (the “senior indenture”), and $450.7 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “Senior Subordinated Notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture”). The Senior Notes and the Senior Subordinated Notes are collectively referred to herein as the “Notes.” The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures.”

Interest on the Notes is payable on January 15 and July 15 of each year. Interest on the Senior Notes is payable in cash. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum, and PIK interest (as defined below) if applicable, accrues at a rate of 12.625% per annum. For any interest period subsequent to the initial interest period through July 15, 2011, we may elect to pay interest on the Senior Subordinated Notes (i) in cash, (ii) by increasing the principal amount of the Senior Subordinated Notes or issuing new Senior Subordinated Notes (“PIK interest”) or (iii) by paying interest on half of the principal amount of the Senior Subordinated Notes in cash interest and half in PIK interest. After July 15, 2011, all interest on the Senior Subordinated Notes will be payable in cash. Through October 29, 2010, all interest on the Senior Subordinated Notes has been paid in cash.

We may redeem some or all of the Notes at any time at redemption prices described or set forth in the indentures. We also may seek, from time to time, to retire some or all of the Notes through cash purchases in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On May 6, 2010, we repurchased in the open market $50.0 million aggregate principal amount of Senior Notes at a price of 111.0% plus accrued and unpaid interest, and on September 29, 2010, we repurchased in the open market $65.0 million aggregate principal amount of Senior Notes at a price of 110.75% plus accrued and unpaid interest. The pretax losses on these transactions are reflected in our condensed consolidated financial statements for the 13- and 39-week periods ended October 29, 2010 in the amounts of $8.2 million and $14.7 million, respectively.

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

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of October 29, 2010, this ratio was 1.2 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principles plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13 Weeks Ended		39 Weeks Ended		52 Weeks Ended
(in millions)	Oct. 29, 2010	Oct. 30, 2009	Oct. 30, 2010	Oct. 30, 2009	Oct. 29, 2010	Jan. 29, 2010
Net income	$128.1	$75.6	$405.3	$252.2	$492.5	$339.4
Add (subtract):
Interest income	(0.1)	(0.0)	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	67.2	87.6	208.5	266.7	287.4	345.6
Depreciation and amortization	60.4	59.5	180.3	182.4	239.6	241.7
Income taxes	70.8	52.5	237.1	155.7	294.1	212.7
EBITDA	326.4	275.2	1,031.1	856.9	1,313.5	1,139.3

Adjustments:
Loss on debt retirement, net	8.2	—	14.6	—	69.9	55.3
(Gain) loss on hedging instruments	0.1	1.0	0.3	(1.0)	1.8	0.5
Impact of markdowns related to inventory clearance activities, net of purchase accounting adjustments	—	(1.0)	—	(6.6)	(0.7)	(7.3)
Advisory and consulting fees to affiliates	—	1.4	0.1	4.4	59.2	63.5
Non-cash expense for share-based awards	3.3	3.3	12.8	9.4	22.1	18.7
Indirect merger-related costs	0.2	0.5	1.0	5.7	5.9	10.6
Other non-cash charges (including LIFO)	1.4	—	6.6	8.8	4.4	6.6
Total Adjustments	13.2	5.2	35.4	20.7	162.6	147.9

Adjusted EBITDA	$339.6	$280.4	$1,066.5	$877.6	$1,476.1	$1,287.2

Current Financial Condition / Recent Developments

At October 29, 2010, we had total outstanding debt (including the current portion of long-term obligations) of approximately $3.29 billion. We had $947.1 million available for borrowing under our ABL Facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months as well as the next several years.

Our inventory balance represented approximately 50% of our total assets exclusive of goodwill and other intangible assets as of October 29, 2010. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory continues to be an area of focus for us.

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

Cash flows from operating activities. Cash flows from operating activities in the 2010 period compared to the 2009 period were positively impacted by our strong operating performance due to greater sales, higher gross margins, and SG&A leverage, as described in more detail above under “Results of Operations.” Other significant factors in the change in cash flows from operating activities in the 2010 period as compared to the 2009 period were related to working capital in general and merchandise inventories in particular. Although we continue to closely monitor our inventory balances, they often fluctuate from period to period and from year to year based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 24% overall during the first three quarters of 2010 compared to a 19% overall increase during the comparable period in 2009. Inventory levels in our four inventory categories in the 2010 period compared to the respective 2009 period were as follows: the consumables category increased 23% compared to a 26% increase; the seasonal category increased by 31% compared to a 27% increase; the home products category increased by 23% compared to an increase of 1%; and apparel increased by 17% compared to a 2% decline. Increases in inventory balances are related to our sales increases, the addition of new stores, the expansion of new items in our merchandise assortment, and the timing of receipt of imported merchandise in the seasonal, home products and apparel categories, among other factors.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2010 period included the following approximate amounts: $95 million for new leased stores and store purchases; $85 million for improvements and upgrades to existing stores; $44 million for remodels and relocations of existing stores; $18 million for distribution and transportation related purchases; and $17 million for systems-related capital projects. The average cost of new and remodeled leased stores has increased in the 2010 period compared to the 2009 period due to a greater number of stores in shopping centers, which typically have more extensive leasehold improvements. In addition, the timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2010 period, we opened 491 new stores and remodeled or relocated 458 stores.

Significant components of property and equipment purchases in the 2009 period included the following approximate amounts: $76 million for improvements and upgrades to existing stores; $43 million for new stores, $23 million for administrative capital costs, $21 million for remodels and relocations of existing stores, $14 million for distribution and transportation related capital expenditures and $8 million for systems-related capital projects. During the 2009 period, we opened 386 new stores and remodeled or relocated 332 stores.

As discussed in the Executive Overview, during 2010 we made a strategic decision to pursue the purchase of certain leased stores. We believe that the current environment in the real estate markets has provided us with an opportunity to make these investments at levels which are expected to result in favorable returns and positively impact our operating results. We initiated the store purchase program during the third quarter of 2010 and have plans to purchase additional stores during the balance of the year. Capital expenditures for the 2010 fiscal year are currently projected to be in the range of $410 million to $430 million. The current estimate includes the store purchase program as well as initial costs related to the construction of a new distribution center in the southeastern U.S. We anticipate funding our 2010 capital requirements with cash flows from operations and, if necessary, we also have significant availability under our ABL Facility.

Cash flows from financing activities. On September 29, 2010, we repurchased in the open market $65.0 million aggregate principal amount of Senior Notes at a price of 110.75%, resulting in a cash outflow of $72.0 million. On May 6, 2010, we repurchased in the open market $50.0 million aggregate principal amount of Senior Notes at a price of 111.0%, resulting in a cash outflow of $55.5 million. We had no borrowings or repayments under the ABL Facility in the 2010 or 2009 periods.

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

We completed testing on our goodwill and indefinite lived trade name intangible assets during the third quarter of 2010. No indicators of impairment were evident and no adjustment to these assets was required. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future goodwill impairment charges.

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

Contingent Liabilities — Income Taxes. Income tax reserves are determined using the methodology established by accounting standards relating to uncertainty in income taxes. These standards require companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results.

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

ITEM 4.                  CONTROLS AND PROCEDURES.

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

(b)                               Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 29, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended October 29, 2010 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/31/10-08/31/10	3,813	$26.61	—	—
09/01/10-09/30/10	—	$—	—	—
10/01/10-10/29/10	—	$—	—	—
Total	3,813	$26.61	—	—

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

DOLLAR GENERAL CORPORATION

Date:	December 6, 2010	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Amendment to Dollar General Corporation 1998 Stock Incentive Plan, effective August 26, 2010 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2010, filed with the SEC on August 31, 2010 (file number 001-11421))

10.2

Waiver of Certain Limitations Pertaining to Options Previously Granted under the Amended and Restated 2007 Stock Incentive Plan, effective August 26, 2010 (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2010, filed with the SEC on August 31, 2010 (file number 001-11421))

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350