Form 10-K
period 2011-01-28
DOLLAR GENERAL CORP
filed 2011-03-22
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X ]   No [  ]

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

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The aggregate fair market value of the registrant’s common stock outstanding and held by non-affiliates as of July 30, 2010 was $2,057,296,011 calculated using the closing market price of our common stock as reported on the NYSE on such date ($29.18). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

The registrant had 341,521,858 shares of common stock outstanding as of March 16, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 25, 2011.

INTRODUCTION

General

This report contains references to years 2011, 2010, 2009, 2008, 2007 and 2006, which represent fiscal years ending or ended February 3, 2012, January 28, 2011, January 29, 2010, January 30, 2009, February 1, 2008 and February 2, 2007, respectively. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

Solely for convenience, our trademarks and tradenames referred to in this document may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward-Looking Statements

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 9 Commitments and Contingencies,” among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “potential,” “opportunity,” “intend,” “will likely result,” or “will continue” and similar expressions that concern our strategy, plans, intentions or beliefs about future occurrences or results. For example, all statements relating to our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans, objectives and expectations for future operations, growth or initiatives; or the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements are disclosed under “Risk Factors” in Part I, Item 1A and elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”). All written and oral forward-looking statements are expressly qualified in their entirety by these and other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties. These factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results or developments we anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect.

The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1.

BUSINESS

General

We are the largest discount retailer in the United States by number of stores, with 9,414 stores located in 35 states as of February 25, 2011, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumables, seasonal, home products and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our merchandise at everyday low prices (typically $10 or less) through our convenient small-box (approximately 7,200 square feet) locations.

Our History

J.L. Turner founded our Company in 1939 as J.L. Turner and Son, Wholesale. We were incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc. in 1955, when we opened our first Dollar General store. We changed our name to Dollar General Corporation in 1968 and reincorporated in 1998 as a Tennessee corporation. Our common stock was publicly traded from 1968 until July 2007, when we merged with an entity controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., or KKR. On November 13, 2009 our common stock again became publicly traded upon our completion of an initial public offering of 39,215,000 shares of our common stock, including 22,700,000 newly issued shares. We are majority owned by Buck Holdings, L.P., a Delaware limited partnership controlled by KKR, which beneficially owns approximately 71% of our outstanding common stock.

Our Business Model

Our long history of profitable growth is founded on a commitment to a relatively simple business model: providing a broad base of customers with their basic everyday and household needs, supplemented with a variety of general merchandise items, at everyday low prices in conveniently located, small-box stores.

Fiscal year 2010 represented our 21st consecutive year of same-store sales growth. This growth, regardless of economic conditions, suggests that we have a less cyclical model than most retailers and, we believe, is a result of our compelling value and convenience proposition. Both customer traffic and average transaction amount increased during 2009 and 2010 despite a very difficult economic environment. We believe that our customers recognize our efforts to provide them with a pleasant, efficient shopping experience along with our ongoing commitment to meet their everyday needs, which encourages them to continue to shop with us in the future.

Our attractive store economics, including a relatively low initial investment and simple, low cost operating model, have allowed us to grow our store base to over 9,400 stores in 35 states, and provide us significant opportunities to continue our strategy of profitable store growth.

Compelling Value and Convenience Proposition. Our ability to deliver highly competitive prices on national brand and quality private brand products in convenient locations and our easy in and out shopping format create a compelling shopping experience that distinguishes us from other discount, convenience and drugstore retailers. Our slogan, “Save time. Save money. Every day!” summarizes our appeal to customers. We believe our ability to effectively deliver both value and convenience allows us to succeed in small markets with limited shopping alternatives, as well as to profitably coexist alongside larger retailers in more competitive markets. Our compelling value and convenience proposition is evidenced by the following attributes of our business model:

•

Convenient Locations. Our stores are conveniently located in a variety of rural, suburban and urban communities, currently with nearly 70% serving communities with populations of less than 20,000. In more densely populated areas, our small-box stores typically serve the closely surrounding neighborhoods. The majority of our customers live within three to five miles, or a 10-minute drive, of our stores. Our close proximity to customers drives customer loyalty and trip frequency and makes us an attractive alternative to large discount and other large-box retail and grocery stores which are often located farther away. Our low cost economic model enables us to serve many areas with fewer than 1,500 households.

•

Time-Saving Shopping Experience. We also provide customers with a highly convenient shopping experience. Our stores’ smaller size allows us to locate parking near the front entrance where shopping carts are located to promote efficient navigation of the store. Our product offering includes most necessities, such as basic packaged and refrigerated food and dairy products, cleaning supplies, paper products, and health and beauty care items, as well as greeting cards, party supplies, apparel, housewares, hardware and automotive supplies, among others. Our typical store hours are 8:00 a.m. to 9:00 p.m., seven days per week. Our convenient hours and broad merchandise offering allow our customers to fulfill their routine shopping requirements and minimize their need to shop elsewhere.

•

Everyday Low Prices on Quality Merchandise. Our research indicates that we offer a price advantage over most food and drug retailers and that our prices are highly competitive with even the largest discount retailers. Our ability to offer everyday low prices on quality merchandise is supported by our low-cost operating structure and our strategy to maintain a limited number of stock keeping units (“SKUs”) per category, which we believe helps us maintain strong purchasing power. Most items are priced below $10, with approximately 24% at $1 or less. We offer quality nationally advertised brands at these everyday low prices in addition to offering our own comparable quality private brands at value prices.

Attractive Store Economics. The traditional Dollar General store size, design and location requires minimal initial investment and low maintenance capital expenditures. Our typical locations involve a modest, no-frills building, which helps keep our rental and other fixed overhead costs relatively low. When coupled with our new stores’ ability to generally deliver positive cash flow in the first year, this low capital expenditure requirement typically results in pay back of capital in less than two years. Our stringent market analysis, real estate site selection and new store approval processes as well as our new store marketing programs help us optimize financial returns and minimize the risks of opening unprofitable stores.

Our lean store staffing model and centralized management of utilities, maintenance and supplies procurement contribute to our relatively low operating costs and efficient store operations.

Substantial Growth Opportunities. We believe that we have substantial growth opportunities through both improved profitability of existing stores and new store openings. We are pursuing a number of initiatives which we expect to continue to improve the profitability of our existing store base. In addition, we have identified significant opportunities to add new stores in both existing and new markets. We believe we have the long-term potential in the U.S. to more than double our existing store base while maintaining strong returns on capital. See ‘‘Our Growth Strategy’’ for additional details.

Our Growth Strategy

We believe we have the right strategy and execution capabilities to capitalize on the considerable growth opportunities afforded by our business model. We believe we continue to have significant opportunities to drive profitable growth through increasing same-store sales, expanding our operating profit rate and growing our store base.

Increasing Same-Store Sales. We believe the combination of our necessity-driven product mix and our attractive value proposition, including a well-balanced merchandising approach, provides a strong basis for increased sales. Our average sales per square foot increased to $201 in 2010 from $195 in 2009 and $180 in 2008. We believe we will continue to have additional opportunities to increase our store productivity through improved in-stock positions, price optimization, continued improvements in space utilization, and additional operating and merchandising initiatives. Among numerous additional projects in 2011, we plan to further expand our frozen and refrigerated food and health and beauty aids offerings. We will also continue to focus on increasing sales in our home, apparel and seasonal categories.

In addition, we plan to relocate or remodel approximately 550 stores in 2011, which we expect to further drive same-store sales growth. In 2010, we remodeled or relocated 504 stores. Remodels and relocations generally consist of updating the stores to our new customer centric format, which we believe appeals to a broader customer base. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We continue to have opportunities for additional remodels and relocations beyond 2011.

Expanding Operating Profit Rate. Another key component of our growth strategy is improving our operating profit rate through enhanced gross profit and expense reduction initiatives. Our financial results during 2010 and 2009 reflect the favorable impact of our strong category management processes on gross margin improvement and our continued efforts to reduce selling, general and administrative expenses as a percent of sales.

In recent months, we have begun to see many of our product categories impacted by increased costs of commodities, including cotton, wheat, corn, sugar, coffee and resin, as well as increased transportation fuel costs, which have increased significantly in early 2011. These increases pose a challenge to our continued priority of improving our gross profit rate. However, we believe we have options available to mitigate the impact of these increases, including our price optimization, changes to our product selection, such as alternate national brands and the expansion of our private brands, and modifications to our packaging and product size, including items in our planned expansion of merchandise selections priced at $1.00. In addition, we continue to focus on reducing inventory shrinkage and improving distribution efficiencies.

We intend to continue to drive our private brand penetration going forward. Our private brand program complements our model of offering customers nationally branded consumables merchandise at everyday low prices. Generally, private brand items have higher gross profit margins than similar national brand items, and in 2010 represented approximately 22% of our consumables sales. In 2010, we made significant progress in expanding our private brand efforts to our non-consumable offerings, dramatically improving the visual impact of our many non-consumables, including housewares, domestics, lawn and garden tools and summer toys.

We believe we have the potential to directly source a larger portion of our products at significant savings to current costs. In 2010, we imported approximately $750 million of goods, or 8% of total purchases, at cost.

We continually look for ways to improve our cost structure and enhance efficiencies throughout the organization. In 2010, we centralized our procurement system which we expect to aid us in reducing the cost of purchases throughout the company in 2011 and beyond. In addition, we have begun to implement a store labor management and work simplification program, and we are continuing our store rent reduction initiative.

Growing Our Store Base. Based on a detailed, market-by-market analysis, we believe we have the potential to at least double our current number of stores through expansion in both existing and new markets. In 2011, we plan to enter three new states, Connecticut, New Hampshire and Nevada. We have confidence in our real estate disciplines and in our ability to identify, open and operate successful new stores. As a result, we believe that at least our present level of new store growth is sustainable for the foreseeable future. In addition, we continue to believe that in the current real estate market environment there may be opportunities to negotiate lower rent than would have previously been available, allowing us to continue to improve the overall quality of our sites at attractive rental rates.

Our Merchandise

We offer a focused assortment of everyday necessities, which drive frequent customer visits, and key items in a broad range of general merchandise categories. Our product assortment provides the opportunity for our customers to address most of their basic shopping needs with one trip. We sell high quality national brands from leading manufacturers such as Procter & Gamble, Kimberly Clark, Unilever, Kellogg’s, General Mills, Nabisco, Coca-Cola and PepsiCo, which are typically found at higher retail prices elsewhere. Additionally, our private brand selections offer consumers even greater value with options to purchase value items and national brand equivalent products at substantial discounts to the national brand.

Our stores generally offer approximately 10,000 total SKUs per store. The number of SKUs in a given store can vary based upon the store’s size, geographic location, merchandising initiatives, seasonality, and other factors. Most of our products are priced at $10 or less, with approximately 24% at $1 or less. We separate our merchandise into four categories: 1) consumables; 2) seasonal; 3) home products; and 4) apparel.

Consumables is our largest category and includes paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, laundry and other home cleaning supplies); food, including packaged food and perishables (such as cereals, canned soups and vegetables, sugar, flour, milk, eggs and bread); beverages and snacks (including candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (including over-the-counter medicines and personal care products, such as soap, body wash, shampoo, dental hygiene and foot care products); and pet (including pet supplies and pet food).

Seasonal products include decorations, toys, batteries, small electronics, greeting cards, stationery, prepaid cell phones and accessories, gardening supplies, hardware, automotive and home office supplies.

Home products includes kitchen supplies, cookware, small appliances, light bulbs, storage containers, frames, candles, craft supplies and kitchen, bed and bath soft goods.

Apparel includes casual everyday apparel for infants, toddlers, girls, boys, women and men, as well as socks, underwear, disposable diapers, shoes and accessories.

The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2010	2009	2008
Consumables	71.6%	70.8%	69.3%
Seasonal	14.5%	14.5%	14.6%
Home products	7.0%	7.4%	8.2%
Apparel	6.9%	7.3%	7.9%

Our home products and seasonal categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

The average Dollar General store has approximately 7,200 square feet of selling space and is typically operated by a manager, an assistant manager and three or more sales clerks. Approximately 58% of our stores are in freestanding buildings, 41% in strip shopping centers and 1% are in downtown buildings. Most of our customers live within three to five miles, or a 10 minute drive, of our stores. Our store strategy features low initial capital expenditures, limited maintenance capital, low occupancy and operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and investment returns. In 2010, the average cost of equipment and fixtures in our leased stores was approximately $165,000. Initial inventory, net of payables, increases the investment in a new store by approximately $75,000.

We generally have not encountered difficulty locating suitable store sites in the past. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets. In addition, the current real estate market is providing an opportunity for us to access higher quality sites at lower rates than in recent years. Also, we believe we have significant opportunities available for our relocation and remodel programs. We spend approximately $75,000 for equipment and fixtures to remodel a store and approximately $140,000 to relocate one. We remodeled or relocated 504 stores in 2010, 450 in 2009 and 404 in 2008.

Our recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed	Net Store Increase/(Decrease)	Stores at End of Year
2008	8,194	207	39	168	8,362
2009	8,362	500	34	466	8,828
2010	8,828	600	56	544	9,372

Our Customers

Our customers seek value and convenience. Depending on their financial situation and geographic proximity, customers’ reliance on Dollar General varies from fill-in shopping to periodic routine trips in order to stock up on household items, to weekly or more frequent trips to meet most essential needs. We believe that our value and convenience proposition attracts customers from a wide range of income brackets and life stages. In the last year, we have seen increases in the annual number of shopping trips that our customers make to Dollar General as well as the amount spent during each trip.

We continue to focus on the quality, selection and pricing of our merchandise, targeted advertising, improved store standards and site selection processes, among other initiatives, to attract new and retain existing customers.

Our Suppliers

We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise, such as Procter & Gamble, Kimberly Clark, Unilever, Kellogg’s, General Mills, Nabisco, Coca-Cola and PepsiCo. Despite our broad offering, we maintain only a limited number of SKUs per category, giving us a pricing advantage in dealing with our suppliers. Approximately 9% and 7% of our purchases in 2010 were from our largest and second largest suppliers, respectively. Our private brands come from a diversified supplier base. We directly imported approximately 8% of our purchases at cost (13% of our purchases at retail) in 2010. Our vendor arrangements generally provide for payment for such merchandise in U.S. dollars.

We have not experienced any difficulty in obtaining sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we would generally be able to obtain alternative sources without experiencing a substantial disruption of our business. However, such alternative sources could increase our merchandise costs or reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales.

Distribution, Transportation and Inventory Management

Our stores are supported by nine distribution centers located strategically throughout our geographic footprint. Of these nine, we own six and lease the other three. We lease additional temporary warehouse space as necessary to support our distribution needs. To support our growth, we are in the process of constructing our tenth distribution center near Birmingham, Alabama. We expect this new distribution center to be operational in 2012. Over the past few years we have made significant investments in facilities, technological improvements and upgrades, and we continue to improve work processes, all of which increase our efficiency and ability to support our merchandising and operations initiatives as well as our new store growth. We continually analyze and rebalance the network to ensure that it remains efficient and provides the service our stores require. See ‘‘—Properties’’ for additional information pertaining to our distribution centers.

Most of our merchandise flows through our distributions centers and is delivered to our stores by third-party trucking firms, utilizing our trailers. Our agreements with these trucking firms are based on estimated costs of diesel fuel, with the difference in estimated and current market fuel costs passed through to us. The costs of diesel fuel are significantly influenced by international, political and economic circumstances, and have risen in recent months, including considerable increases in early 2011. If such increased prices remain in effect, or if further price increases were to arise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our transportation costs.

In addition, we believe that there remains opportunity to improve our inventory turns. Initiatives in process include operational efforts to optimize presentation levels and decrease excess quantities shipped to our stores. We continue to focus on SKU optimization in an attempt to ensure that we can meet our customers’ demands for our most popular products as well as for product assortment. We are also in the early stages of implementing an improved supply chain solution to assist in ordering, monitoring and tracking inventory from purchase order to receipt to maintain efficient levels of inventory. We turned our inventory approximately 5.2 times over the most recent four quarters.

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

The following table reflects the seasonality of net sales, gross profit, and net income (loss) by quarter for each of the quarters of our three most recent fiscal years. All of the quarters reflected below are comprised of 13 weeks.

(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended January 28, 2011
Net sales	$3,111.3	$3,214.2	$3,223.4	$3,486.1
Gross profit	999.8	1,036.0	1,010.7	1,130.2
Net income	136.0	141.2	128.1	222.5

Year Ended January 29, 2010
Net sales	$2,779.9	$2,901.9	$2,928.8	$3,185.8
Gross profit	855.4	906.0	903.1	1,025.4
Net income (a)	83.0	93.6	75.6	87.2

Year Ended January 30, 2009
Net sales	$2,403.5	$2,609.4	$2,598.9	$2,845.8
Gross profit	693.1	758.0	772.3	837.7
Net income (loss) (b)	5.9	27.7	(7.3)	81.9

(a)

Includes expenses, net of income taxes, of $82.9 million related to our initial public offering during the fourth quarter of 2009.

(b)

Includes expenses, net of income taxes, of $37.4 million related to the settlement of a shareholder lawsuit during the third quarter of 2008.

Our Competition

We operate in the basic discount consumer goods market, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors include Family Dollar, Dollar Tree, Fred’s, 99 Cents Only and various local, independent operators, as well as Walmart, Walgreens, CVS, Rite Aid, Target and Costco, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do.

We differentiate ourselves from other forms of retailing by offering consistently low prices in a convenient, small-store format. We believe that our prices are competitive due in part to our low cost operating structure and the relatively limited assortment of products offered. Historically, we have minimized labor by offering fewer price points and a reliance on simple merchandise presentation. Purchasing large volumes of merchandise within our focused assortment in each merchandise category allows us to keep our average costs low, contributing to our ability to offer competitive everyday low prices to our customers. See “—Our Business Model” above for further discussion of our competitive situation.

Our Employees

As of February 25, 2011, we employed approximately 85,900 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel and distribution center and administrative personnel. We have increasingly focused on recruiting, training, motivating and retaining employees, and we believe that the quality, performance and morale of our employees have increased as a result. We currently are not a party to any collective bargaining agreements.

Our Trademarks

We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including without limitation the trademarks Dollar General®, Dollar General Market®, Clover Valley®, DG®, DG Guarantee®, Smart & Simple®, trueliving®, Sweet Smiles® and the Dollar General price point designs, along with variations and formatives of these trademarks as well as certain other trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

We also hold licenses to use various trademarks owned by third parties, including an exclusive license to the Bobbie Brooks brand for clothing through March 31, 2011, with the option to renew such license on a year-to-year basis, a license to the Fisher Price brand for certain items of children’s clothing through December 31, 2013, and an exclusive license to the Rexall brand through March 5, 2020.

Available Information

Our Web site address is www.dollargeneral.com. We file with or furnish to the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents. These documents are available free of charge to investors on or through the Investor Information portion of our Web site as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as Dollar General, that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

ITEM 1A.

RISK FACTORS

You should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or liquidity. In addition, the risks described below are not the only risks we face. Our business, financial condition, results of operations or liquidity could also be adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.

Current economic conditions and other economic factors may adversely affect our financial performance and other aspects of our business.

We believe that many of our customers are on fixed or low incomes and generally have limited discretionary spending dollars. A further slowdown in the economy, or a delayed recovery, or other economic conditions affecting disposable consumer income, such as increased unemployment or underemployment levels, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws, and further erosion in consumer confidence, may adversely affect our business by reducing our customers’ spending or by causing them to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. Many of those factors, as well as commodity rates, transportation costs (including the costs of diesel fuel), costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors, also affect our cost of goods sold and our selling, general and administrative expenses, which may adversely affect our sales or profitability. We have limited or no ability to control many of these factors. We saw product costs begin to escalate in our 2010 fourth quarter as a result of increases in the costs of certain commodities (including cotton, wheat, corn, sugar, coffee, resin), and increasing diesel fuel costs. We will be diligent in our efforts to keep product costs as low as possible in the face of these increases while still working to optimize gross profit and meet the needs of our customers.

In addition, many of the factors discussed above, along with current global economic conditions and uncertainties, the potential for additional failures or realignments of financial institutions, and the related impact on available credit may affect us and our suppliers and other business partners, landlords and service providers in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our credit facilities and our derivative and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate or control.

Our plans depend significantly on initiatives designed to increase sales and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely.

We have initiatives (such as those relating to marketing, merchandising, promotions, sourcing, shrink, private brand, store operations and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition and to achieve our financial plans. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation, particularly in light of the diverse geographic locations of our stores and the fact that our field management is so decentralized. General implementation also may be negatively affected by other risk factors described herein. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management’s estimates could adversely affect our results of operations and financial condition.

In addition, the success of our merchandising initiatives, particularly those with respect to non-consumable merchandise, depends in part upon our ability to predict consistently and successfully the products our customers will demand and to identify and timely respond to evolving trends in demographics and consumer preferences, expectations and needs. If we are unable to select products that are attractive to customers, to obtain such products at costs that allow us to sell them at a profit, or to effectively market such products, our sales, market share and profitability could be adversely affected. If our merchandising efforts in the non-consumables area are unsuccessful, we could be further adversely affected by our inability to offset the lower margins associated with our consumables business.

We face intense competition that could limit our growth opportunities and adversely impact our financial performance.

The retail business is highly competitive. We operate in the basic discount consumer goods market, which is competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. This competitive environment subjects us to the risk of adverse impact to our financial performance because of the lower prices, and thus the lower margins, required to maintain our competitive position. Also, companies like ours operating in the basic discount consumer goods market (due to customer demographics and other factors) may have limited ability to increase prices in response to increased costs without losing competitive position. This limitation may adversely affect our margins and financial performance. We compete for customers, employees, store sites, products and services and in other important aspects of our business with many other local, regional and national retailers. We compete with retailers operating discount, mass merchandise, outlet, warehouse club, grocery, drug, convenience, variety and other specialty stores. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements with suppliers than we can. These other competitors compete in a variety of other ways, including aggressive promotional activities, merchandise selection and availability, services offered to customers, location, store hours, in-store amenities and price. If we fail to respond effectively to competitive pressures and changes in the retail markets, it could adversely affect our financial performance.

Competition for customers has intensified in recent years as larger competitors have moved into, or increased their presence in, our geographic markets. In addition, some of our large box competitors are or may be developing small box formats which may produce more competition. We remain vulnerable to the marketing power and high level of consumer recognition of these larger competitors and to the risk that these competitors or others could venture into our industry in a significant way. Generally, we expect an increase in competition.

Our private brands may not achieve or maintain broad market acceptance and increase the risks we face.

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

We rely on our distribution and transportation network to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea and truck. Any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. For example, unexpected delivery delays or increases in transportation costs (including through increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to make sales and earn profits. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business.

We maintain a network of distribution facilities and have plans to build new facilities to support our growth objectives. Delays in opening distribution centers could adversely affect our future operations by slowing store growth, which may in turn reduce revenue growth. In addition, the planned construction of a new distribution center in 2011, and any future distribution-related construction or expansion projects, entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of this or future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

Rising fuel costs could materially adversely affect our business.

Fuel prices have risen considerably in recent months and are significantly influenced by international, political and economic circumstances. These increases pose a challenge to our continued priority of improving our gross profit rate. If such increased prices remain in effect, or if further price increases were to arise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our transportation costs, adversely affecting our gross profit and results of operations. In addition, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products. We will be diligent in our efforts to keep product costs as low as possible in the face of these increases while still working to optimize gross profit and meet the needs of our customers.

Risks associated with or faced by the domestic and foreign suppliers from whom our products are sourced could adversely affect our financial performance.

The products we sell are sourced from a wide variety of domestic and international suppliers. In fact, our largest supplier accounted for 9% of our purchases in 2010, and our next largest supplier accounted for approximately 7% of such purchases. We have not experienced any difficulty in obtaining sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we would generally be able to obtain alternative sources without experiencing a substantial disruption of our business. However, such alternative sources could increase our merchandise costs and reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales.

We directly imported approximately 8% of our purchases (measured at cost) in 2010, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods for any reason, such as political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes), the availability and cost of raw materials to suppliers, merchandise quality or safety issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import, are beyond our control and could adversely affect our operations and profitability. Because a substantial amount of our imported merchandise comes from China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. Disruptions due to labor stoppages, strikes or slowdowns, or other disruptions involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase.

Product liability and food safety claims could adversely affect our business, reputation and financial performance.

Despite our best efforts to ensure the quality and safety of the products we sell, we may be subject to product liability claims from customers or penalties from government agencies relating to products, including food products, that are recalled, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products must comply with applicable product and food safety laws. We generally seek contractual indemnification and insurance coverage from our suppliers. However, if we do not have adequate contractual indemnification and/or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations. Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers’ lack of understanding of U.S. product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

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

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The number of employment-related class actions filed each year has continued to increase, and recent changes and proposed changes in Federal and state laws may cause claims to rise even more. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See Note 9 to the consolidated financial statements for further details regarding certain of these pending matters.

If we cannot open new stores profitably and on schedule, our planned future growth will be impeded, which would adversely affect sales.

Our ability to open profitable new stores is a key component of our planned future growth. Our ability to timely open such stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the absence of occupancy delays; the ability to negotiate acceptable lease and development terms; the ability to hire and train new personnel, especially store managers, in a cost effective manner; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors affect our ability to successfully relocate stores, and many of them are beyond our control. In addition, our credit ratings, combined with tighter lending practices, have made financing more challenging for our real estate developers in today’s market. These unfavorable lending trends could potentially impact the timing of our store openings and build-to-suit program.

Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores away from existing stores, could materially adversely affect our growth and/or profitability. In addition, we may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new stores, remodeling or relocating stores or expanding profitably.

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

Natural disasters (whether or not caused by climate change), unusual weather conditions, pandemic outbreaks, terrorist acts, and global political events could cause permanent or temporary distribution center or store closures, impair our ability to purchase, receive or replenish inventory, or decrease customer traffic, all of which could result in lost sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, and earthquakes (whether or not caused by climate change), unusual weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our operations and financial performance. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some domestic and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption of our utility services or to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Material damage to, or interruptions to, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing technology or developing or implementing new technology could have a material adverse effect on our business or results of operations.

We depend on a variety of information technology systems for the efficient functioning of our business. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. Damage or interruption to these systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruptions may have a material adverse effect on our business or results of operations.

We also rely heavily on our information technology staff. Failure to meet these staffing needs may negatively affect our ability to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on certain vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as the implementation of our new supply chain solution, or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.

Failure to attract and retain qualified employees, particularly field, store and distribution center managers, and to control labor costs, as well as other labor issues, could adversely affect our financial performance.

Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover such as field managers and distribution center managers. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, we are evaluating the potential future impact of recently enacted comprehensive healthcare reform legislation, which will likely cause our healthcare costs to increase. While the significant costs of the healthcare reform legislation will occur after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant negative effect on our business. Our ability to pass along labor costs to our customers is constrained by our low price model.

Our profitability may be negatively affected by inventory shrinkage.

We are subject to the risk of inventory loss and theft. We experience significant inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will decrease in the future or that the measures we are taking will effectively address the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.

Our cash flows from operations may be negatively affected if we are not successful in managing our inventory balances.

Our inventory balance represented approximately 45% of our total assets exclusive of goodwill and other intangible assets as of January 28, 2011. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

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

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. In addition, we are evaluating the potential future impact of recently enacted comprehensive healthcare reform legislation, which may cause our healthcare costs to increase. Although we continue to maintain property insurance for catastrophic events at our store support center and distribution centers, we are effectively self-insured for other property losses. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

If we fail to protect our brand name, competitors may adopt tradenames that dilute the value of our brand name.

We may be unable or unwilling to strictly enforce our trademarks in each jurisdiction in which we do business. Also, we may not always be able to successfully enforce our trademarks against competitors, or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our brand recognition, and could cause customer confusion, which could, in turn, adversely affect our sales and profitability.

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

We face risks related to protection of customers’ credit and debt card data and private data relating to us or our customers or employees.

In connection with credit card sales, we transmit confidential credit and debit card information. We also have access to, collect or maintain private or confidential information regarding our customers and employees, as well as our business. We have procedures and technology in place to safeguard our customers’ debit and credit card information, our employees’ private data, and our confidential business information. However, third parties may have the technology or know-how to breach the security of this information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A security breach of any kind could expose us to risks of data loss, litigation, government enforcement actions and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share and have an adverse effect in our financial results.

While we have reduced our debt levels since 2007, we continue to have substantial debt that will need to be repaid or refinanced at or prior to applicable maturity dates which could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or other opportunities or to react to changes in the economy or our industry.

At January 28, 2011, we had total outstanding debt (including the current portion of long-term obligations) of $3.29 billion, including a $1.964 billion senior secured term loan facility which matures on July 6, 2014, $864.3 million aggregate principal amount of 10.625% senior notes due 2015 and $450.7 million aggregate principal amount of 11.875% / 12.625% senior subordinated toggle notes due 2017. We also had an additional $959.3 million available for borrowing under our senior secured asset-based revolving credit facility of up to $1.031 billion, which matures July 6, 2013. This level of debt and our ability to repay or refinance this debt prior to maturity could have important negative consequences to our business, including:

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

•

limiting our ability to pursue our growth strategy;

•

placing us at a disadvantage compared to our competitors who are less highly leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions;

•

limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•

increasing the difficulty of our ability to make payments on our outstanding debt.

Our variable rate debt exposes us to interest rate risk which could adversely affect our cash flow.

The borrowings under the term loan facility and the senior secured asset-based revolving credit facility comprise our credit facilities and bear interest at variable rates. Other debt we incur also could be variable rate debt. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have entered and may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Our debt agreements contain restrictions that could limit our flexibility in operating our business.

Our credit facilities and the indentures governing our notes contain various covenants that could limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•

incur additional indebtedness, issue disqualified stock or issue certain preferred stock;

•

pay dividends and make certain distributions, investments and other restricted payments;

•

create certain liens or encumbrances;

•

sell assets;

•

enter into transactions with our affiliates;

•

allow payments to us by our restricted subsidiaries;

•

merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and

•

designate our subsidiaries as unrestricted subsidiaries.

A breach of any of these covenants could result in a default under the agreement governing such indebtedness. Upon our failure to maintain compliance with these covenants, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit thereunder. If the lenders under such indebtedness accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our other indebtedness, including our outstanding notes. We have pledged a significant portion of our assets as collateral under our credit facilities. If we were unable to repay those amounts, the lenders under our credit facilities could proceed against the collateral granted to them to secure that indebtedness. Additional borrowings under the senior secured asset-based revolving credit facility will, if excess availability under that facility is less than a certain amount, be subject to the satisfaction of a specified financial ratio. Accordingly, our ability to access the full availability under our senior secured asset-based revolving credit facility may be constrained. Our ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio, if applicable, and other covenants.

New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

The implementation of proposed new accounting standards may require extensive systems, internal process and other changes that could increase our operating costs, and may also result in changes to our financial statements. In particular, the implementation of expected future accounting standards related to leases, as currently being contemplated by the convergence project between the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB"), as well as the possible adoption of international financial reporting standards by U.S. registrants, could require us to make significant changes to our lease management, fixed asset, and other accounting systems, and in all likelihood would result in changes to our financial statements.

U.S. generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance. The outcome of such changes could include litigation or regulatory actions which could have an adverse effect on our financial condition and results of operations.

Kohlberg Kravis Roberts & Co. L.P. (“KKR”), certain affiliates of Goldman, Sachs & Co. (the “GS Investors”), and other equity co-investors (collectively, the "Investors") have significant influence over us, including control over decisions that require the approval of shareholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

We are controlled by the Investors. The Investors have an indirect interest in approximately 71% of our outstanding common stock through their investment in Buck

Holdings, L.P. In addition, the Investors have the ability to elect our entire Board of Directors. As a result, the Investors have control over our decisions to enter into any corporate transaction and the ability to prevent any transaction that requires shareholder approval regardless of whether others believe that the transaction is in our best interests. As long as the Investors continue to have an indirect interest in a majority of our outstanding common stock, they will have the ability to control the vote in any election of directors. In addition, pursuant to a shareholders’ agreement that we entered into with Buck Holdings, L.P., KKR and the GS Investors, KKR has a consent right over certain significant corporate actions and KKR and the GS Investors have certain rights to appoint directors to our Board and its committees.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate. As of January 28, 2011, we had approximately 341.5 million shares of common stock outstanding, of which less than 29% were freely tradable on the New York Stock Exchange.

Pursuant to shareholders agreements, we have granted the Investors the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act of 1933, as amended, covering resales of our common stock held by them or to piggyback on a registration statement in certain circumstances. Certain members of management hold similar piggyback registration rights. Collectively, these shares represent approximately 71% of our outstanding common stock. To the extent that such registration rights are exercised, the resulting sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to decline. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

As of February 25, 2011, we operated 9,414 retail stores located in 35 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	512	Nebraska	79
Arizona	61	New Jersey	44
Arkansas	268	New Mexico	46
Colorado	27	New York	245
Delaware	29	North Carolina	536
Florida	505	Ohio	510
Georgia	541	Oklahoma	295
Illinois	352	Pennsylvania	421
Indiana	358	South Carolina	375
Iowa	169	South Dakota	12
Kansas	173	Tennessee	489
Kentucky	363	Texas	1,081
Louisiana	369	Utah	8
Maryland	72	Vermont	11
Michigan	270	Virginia	265
Minnesota	16	West Virginia	161
Mississippi	310	Wisconsin	93
Missouri	348

Most of our stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. Many stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10-15 years with multiple renewal options. We also have stores subject to shorter-term leases (usually with initial or current terms of three to five years), and many of these leases have multiple renewal options as well. In recent years, an increasing percentage of our new stores have been subject to build-to-suit arrangements, including approximately 72% of our new stores in 2010.

As of February 25, 2011, we operated nine distribution centers, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, KY	1959	720,000	949
Ardmore, OK	1994	1,310,000	1,402
South Boston, VA	1997	1,250,000	895
Indianola, MS	1998	820,000	809
Fulton, MO	1999	1,150,000	1,273
Alachua, FL	2000	980,000	876
Zanesville, OH	2001	1,170,000	1,229
Jonesville, SC	2005	1,120,000	981
Marion, IN	2006	1,110,000	1,000

We lease the distribution centers located in Oklahoma, Mississippi and Missouri and own the other six distribution centers. Approximately 7.25 acres of the land on which our Kentucky distribution center is located is subject to a ground lease. As of January 28, 2011, we leased approximately 600,000 square feet of additional temporary warehouse space to support our distribution needs.

Our executive offices are located in approximately 302,000 square feet of buildings in Goodlettsville, Tennessee which are owned by us.

ITEM 3.

LEGAL PROCEEDINGS

The information contained in Note 9 to the consolidated financial statements under the heading “Legal proceedings” contained in Part II, Item 8 of this report is incorporated herein by this reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our current executive officers as of March 22, 2011 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position

Richard W. Dreiling	57	Chairman and Chief Executive Officer
David M. Tehle	54	Executive Vice President and Chief Financial Officer
Kathleen R. Guion	59	Executive Vice President, Division President, Store Operations and Store Development
Todd Vasos	49	Executive Vice President, Division President and Chief Merchandising Officer
John W. Flanigan	59	Executive Vice President, Global Supply Chain
Susan S. Lanigan	48	Executive Vice President and General Counsel
Robert D. Ravener	52	Executive Vice President and Chief People Officer
Anita C. Elliott	46	Senior Vice President and Controller

Mr. Dreiling joined Dollar General in January 2008 as Chief Executive Officer and a member of our Board. He was appointed Chairman of the Board on December 2, 2008. Prior to joining Dollar General, Mr. Dreiling served as Chief Executive Officer, President and a director of Duane Reade Holdings, Inc. and Duane Reade Inc., the largest drugstore chain in New York City, from November 2005 until January 2008 and as Chairman of the Board of Duane Reade from March 2007 until January 2008. Prior to that, Mr. Dreiling, beginning in March 2005, served as Executive Vice President—Chief Operating Officer of Longs Drug Stores Corporation, an operator of a chain of retail drug stores on the West Coast and Hawaii, after having joined Longs in July 2003 as Executive Vice President and Chief Operations Officer. From 2000 to 2003, Mr. Dreiling served as Executive Vice President—Marketing, Manufacturing and Distribution at Safeway, Inc., a food and drug retailer. Prior to that, Mr. Dreiling served from 1998 to 2000 as President of Vons, a Southern California food and drug division of Safeway.

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

Ms. Guion joined Dollar General in October 2003 as Executive Vice President, Store Operations. She was named Executive Vice President, Store Operations and Store Development in February 2005, and was promoted to Executive Vice President, Division President, Store

Operations and Store Development in November 2005. From 2000 until joining Dollar General, Ms. Guion served as President and Chief Executive Officer of Duke and Long Distributing Company. Prior to that time, she served as an operating partner for Devon Partners (1999-2000), where she developed operating plans and assisted in the identification of acquisition targets in the convenience store industry, and as President and Chief Operating Officer of E-Z Serve Corporation (1997-1998), an owner/operator of convenience stores, mini-marts and gas marts. From 1987 to 1997, Ms. Guion served as the Vice President and General Manager of the largest division (Chesapeake Division) of company-owned stores at 7-Eleven, Inc., a convenience store chain. Other positions held by Ms. Guion during her tenure at 7-Eleven include District Manager, Zone Manager, Operations Manager, and Division Manager (Midwest Division).

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

Mr. Ravener joined Dollar General as Senior Vice President and Chief People Officer in August 2008. He was promoted to Executive Vice President in March 2010. Prior to joining Dollar General, he served in human resources executive roles with Starbucks Coffee Company from September 2005 until August 2008 as both Senior Vice President of U.S. Partner Resources and as the Vice President, Partner Resources—Eastern Division. As the Senior Vice President of U.S. Partner Resources at Starbucks, Mr. Ravener oversaw all aspects of human resources activity for more than 10,000 stores. Prior to serving at Starbucks, Mr. Ravener held Vice President of Human Resources roles for The Home Depot's Store Support Center and a domestic field division from April 2003 to September 2005. Mr. Ravener also served in executive roles in both human resources and operations at Footstar, Inc. and roles of increasing leadership at PepsiCo.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “DG.” There was no established public trading market for our common stock after our merger that occurred on July 6, 2007 until our initial public offering of our common stock (“IPO”) on November 13, 2009. The range of the high and low sales prices of our common stock during our fourth quarter of fiscal 2009, as reported in the consolidated transaction reporting system, were $24.90 (high) and $21.75 (low). The high and low sales prices during fiscal 2010 were as follows:

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$29.91	$31.41	$30.20	$33.73
Low	$21.30	$26.61	$26.64	$27.29

Our stock price at the close of the market on March 16, 2011, was $29.78. There were approximately 1,044 shareholders of record of our common stock as of March 16, 2011.

Dividends

We have not declared or paid recurring dividends since prior to our 2007 merger. However, prior to our IPO, on September 8, 2009, our Board of Directors declared a special dividend on our outstanding common stock of approximately $239.3 million in the aggregate. The special dividend was paid on September 11, 2009 to shareholders of record on September 8,

2009 with cash generated from operations. We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our Credit Facilities and in the indentures governing our outstanding 10.625% senior notes due 2015 (the “Senior Notes”) and 11.875%/12.625% senior subordinated toggle notes due 2017 (the “Senior Subordinated Notes” and, collectively with the Senior Notes, the “Notes”). See "Liquidity and Capital Resources" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report for a description of restrictions on our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table contains information regarding purchases of our common stock made during the quarter ended January 28, 2011 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/30/10-11/30/10	-	$-	-	-
12/01/10-12/31/10	11,270	$29.34	-	-
1/1/11-1/28/11	-	$-	-	-
Total	11,270	$29.34	-	-

(a) Represents shares repurchased from employees pursuant to the terms of management stockholder’s agreements.

ITEM 6.

SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended January 28, 2011, January 29, 2010 and January 30, 2009, and balance sheet data as of January 28, 2011 and January 29, 2010, have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of operations data and statement of cash flows data for the fiscal years or periods, as applicable, ended February 1, 2008, July 6, 2007 and February 2, 2007 and balance sheet data as of January 30, 2009, February 1, 2008 and February 2, 2007 presented in this table have been derived from audited consolidated financial statements not included in this report.

We completed a merger with Buck Acquisition Corp. (“BAC”) on July 6, 2007, and, as a result, we are majority owned by a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. As a result of the merger, the related purchase accounting adjustments, and a new basis of accounting beginning on July 7, 2007, the 2007 financial reporting periods presented below include the Predecessor period of the Company reflecting 22 weeks of operating results from February 3, 2007 to July 6, 2007 and 30 weeks of operating results for the Successor period, reflecting the merger from July 7, 2007 to February 1, 2008. BAC’s results of operations for the period from March 6, 2007 to July 6, 2007 (prior to the merger on July 6, 2007) are also included in the consolidated financial statements for the 2007 Successor period described above, as a result of certain derivative financial instruments entered into by BAC prior to the merger. Other than these financial instruments, BAC had no assets, liabilities, or operations prior to the merger. The 2006 fiscal year presented reflects the Predecessor.

Due to the significance of the merger and related transactions that occurred in 2007, the 2010, 2009, 2008 and 2007 Successor financial information is not comparable to that of the Predecessor periods presented in the accompanying table.

The information set forth below should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

	Successor				Predecessor
	Year Ended					Year Ended
(Amounts in millions, excluding per share data, number of stores, selling square feet, and net sales per square foot)	January 28, 2011	January 29, 2010	January 30, 2009	March 6, 2007 through February 1, 2008(1)(2)	February 3, 2007 through July 6, 2007(2)	February 2, 2007(2)
Statement of Operations Data:
Net sales	$13,035.0	$11,796.4	$10,457.7	$5,571.5	$3,923.8	$9,169.8
Cost of goods sold	8,858.4	8,106.5	7,396.6	3,999.6	2,852.2	6,801.6
Gross profit	4,176.6	3,689.9	3,061.1	1,571.9	1,071.6	2,368.2
Selling, general and administrative expenses	2,902.5	2,736.6	2,448.6	1,324.5	960.9	2,119.9
Litigation settlement and related costs, net	-	-	32.0	-	-	-
Transaction and related costs	-	-	-	1.2	101.4	-
Operating profit	1,274.1	953.3	580.5	246.1	9.2	248.3
Interest income	(0.2)	(0.1)	(3.1)	(3.8)	(5.0)	(7.0)
Interest expense	274.2	345.7	391.9	252.9	10.3	34.9
Other (income) expense	15.1	55.5	(2.8)	3.6	-	-
Income (loss) before income taxes	985.0	552.1	194.4	(6.6)	4.0	220.4
Income tax expense (benefit)	357.1	212.7	86.2	(1.8)	12.0	82.4
Net income (loss)	$627.9	$339.4	$108.2	$(4.8)	$(8.0)	$137.9

Earnings (loss) per share – basic	$1.84	$1.05	$0.34	$(0.02)
Earnings (loss) per share - diluted	1.82	1.04	0.34	(0.02)
Dividends per share	-	0.7525	-	-

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$824.7	$672.8	$575.2	$239.6	$201.9	$405.4
Investing activities	(418.9)	(248.0)	(152.6)	(6,848.4)	(66.9)	(282.0)
Financing activities	(130.4)	(580.7)	(144.8)	6,709.0	25.3	(134.7)
Total capital expenditures	(420.4)	(250.7)	(205.5)	(83.6)	(56.2)	(261.5)

Other Financial and Operating Data:
Same store sales growth (3)	4.9%	9.5%	9.0%	1.9%	2.6%	3.3%
Same store sales (3)	$12,227.1	$11,356.5	$10,118.5	$5,264.2	$3,656.6	$8,327.2
Number of stores included in same store sales calculation	8,712	8,324	8,153	7,735	7,655	7,627
Number of stores (at period end)	9,372	8,828	8,362	8,194	8,205	8,229
Selling square feet (in thousands at period end)	67,094	62,494	58,803	57,376	57,379	57,299
Net sales per square foot (4)	$201	$195	$180	$165	$164	$163
Consumables sales	71.6%	70.8%	69.3%	66.4%	66.7%	65.7%
Seasonal sales	14.5%	14.5%	14.6%	16.3%	15.4%	16.4%
Home products sales	7.0%	7.4%	8.2%	9.1%	9.2%	10.0%
Apparel sales	6.9%	7.3%	7.9%	8.2%	8.7%	7.9%
Rent expense	$489.3	$428.6	$389.6	$214.5	$150.2	$343.9

Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$497.4	$222.1	$378.0	$119.8		$219.2
Total assets	9,546.2	8,863.5	8,889.2	8,656.4		3,040.5
Total debt	3,288.2	3,403.4	4,137.1	4,282.0		270.0
Total shareholders’ equity	4,054.5	3,390.3	2,831.7	2,703.9		1,745.7

(1)

Includes the results of BAC for the period prior to its merger with and into Dollar General Corporation from March 6, 2007 (the date of BAC’s formation) through July 6, 2007 and the post-merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008.

(2)

Includes the effects of certain strategic merchandising and real estate initiatives that resulted in the closing of approximately 460 stores and changes in our inventory management model which resulted in greater inventory markdowns than in previous years.

(3)

Same-store sales are calculated based upon stores that were open at least 13 full fiscal months and remain open at the end of the reporting period. When applicable, we exclude the sales in the 53rd week of a 53-week year from the same-store sales calculation.

(4)

Net sales per square foot was calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters. For the period from February 3, 2007 through July 6, 2007, average selling square footage was calculated using the average square footage as of July 6, 2007 and as of the end of each of the four preceding quarters.

	Successor				Predecessor
	Year Ended					Year Ended
	January 28, 2011	January 29, 2010	January 30, 2009	March 6, 2007 through February 1, 2008	February 3, 2007 through July 6, 2007	February 2, 2007

Ratio of earnings to fixed charges (1):	3.1x	2.1x	1.4x	(2)	1.1x	2.5x

(1)

For purposes of computing the ratio of earnings to fixed charges, (a) earnings consist of income (loss) before income taxes, plus fixed charges less capitalized expenses related to indebtedness (amortization expense for capitalized interest is not significant) and (b) fixed charges consist of interest expense (whether expensed or capitalized), the amortization of debt issuance costs and discounts related to indebtedness, and the interest portion of rent expense.

(2)

For the Successor period from March 6, 2007 through February 1, 2008, fixed charges exceeded earnings by $6.6 million.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. It also should be read in conjunction with the Cautionary Disclosure Regarding Forward-Looking Statements and the Risk Factors disclosures set forth in the Introduction and in Item 1A of this report, respectively.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 9,414 stores located in 35 states as of February 25, 2011, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

On July 6, 2007, we completed a merger and, as a result, we are majority owned by Buck Holdings, L.P. (“Buck”), a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, “KKR”). The membership interests of Buck and Buck Holdings, LLC (“Buck LLC”), the general partner of Buck, are held by a private investor group, including affiliates of each of KKR and Goldman, Sachs & Co. and other equity investors (collectively, the “Investors”). The merger consideration was funded through the use of our available cash, cash equity contributions from the Investors, equity contributions of certain members of our management and certain debt financings discussed below under “Liquidity and Capital Resources.” In November 2009, we completed an initial public offering of approximately 39.2 million shares, including 22.7 million newly issued shares and approximately 16.5 million outstanding shares sold by Buck. In April and December of 2010, we completed secondary offerings of approximately 29.9 million and 28.8 million shares, respectively, all of which were sold by selling shareholders. We did not receive any proceeds from either of the secondary offerings in 2010.

The customers we serve are value-conscious, and Dollar General has always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, we have been operating in an environment with heightened economic challenges and uncertainties. Consumers are facing very high rates of unemployment, fluctuating food, gasoline and energy costs, rising medical costs, and a continued weakness in housing and credit markets, and the timetable for economic recovery is uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, our 2010 and 2009 financial results were strong, and we remain optimistic with regard to executing our operating priorities in 2011.

At the beginning of 2008, we defined four operating priorities, which we remain keenly focused on executing. These priorities are: 1) drive productive sales growth, 2) increase our gross margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand Dollar General's culture of serving others.

Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. Our category management processes allow us to identify opportunities to add more productive items and remove unproductive items in a timely manner and have allowed us to continue expanding our consumables offerings while also improving profitability. We raised the shelf height in our stores in three phases from 2008 through 2010 in order to utilize the space in our stores more productively. We are adding a fourth phase in 2011. In addition, we believe we have significant potential to grow sales through new store growth in both existing and new markets. We opened 600 new stores in 2010 and plan to open approximately 625 new stores in 2011.

Our second priority is to increase gross profit through effective category management, the expansion of private brand offerings and increased foreign sourcing, shrink reduction, distribution efficiencies and improvements to our pricing and markdown model, while remaining committed to our everyday low price strategy. We constantly review our pricing strategy and work diligently to minimize vendor cost increases as we focus on providing our customers quality merchandise at great values. In our consumables category, we strive to offer the optimal balance of the most popular nationally advertised brands and our own private brands, which generally have higher gross profit rates than national brands. In 2011, we expect increased product costs. We saw the costs of certain commodities (including cotton, wheat, corn, sugar, coffee, resin) and the costs of diesel fuel begin to escalate in our 2010 fourth quarter. The market prices of these commodities, including the cost of diesel fuel, are outside of our control. However, we will be diligent in our efforts to keep product costs as low as possible in the face of these increases while still working to optimize gross profit and meet the needs of our customers.

Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extract costs that do not affect the customer experience. Examples of ongoing cost reduction initiatives include the installation of energy management systems, continued preventive maintenance with the goal of reducing overall repairs and maintenance costs, and recycling of cardboard to reduce waste management costs. Our real estate team continues to seek out opportunities to negotiate favorable lease renewals. We are focusing our information technology resources on improving systems to create greater efficiencies in merchandising and retail store operations, evidenced by our intention to implement a new store staffing module in 2011 to better align store labor hours with our customer’s shopping needs. In 2010, we centralized our procurement system which we expect to aid us in reducing the cost of purchases throughout the company in 2011 and beyond. We plan to continue our diligent efforts with regard to our cost reduction initiatives in 2011.

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

For the year ended January 28, 2011, our continued focus on our four priorities resulted in improved financial performance over the year ended January 29, 2010 in each of our key financial metrics, as follows. Basis points, as referred to below, are equal to 0.01 percent of total sales.

•

Total sales in fiscal 2010 increased 10.5 percent over 2009. Sales in same-stores increased 4.9 percent, following a strong 9.5 percent increase in 2009. Customer traffic and average transaction amount increased in both 2010 and 2009. Average sales per square foot in 2010 were $201, up from $195 in 2009.

•

Gross profit, as a percentage of sales, was 32.0 percent in 2010, an increase of 76 basis points over 2009. This improvement was primarily attributable to increased purchase markups, net of increased markdowns, resulting from increased volume, which enabled us to lower our average costs from vendors. The improvement also reflected the continued impact of our comprehensive category management enhancements.

•

SG&A, as a percentage of sales, for fiscal 2010 was 22.3 percent compared to 23.2 percent in 2009. SG&A in 2009 included incremental expenses of $68.3 million, or 58 basis points, resulting from the termination of our sponsor advisory agreement and the accelerated vesting of certain equity-based compensation related to our initial public offering. SG&A in 2010 included incremental expenses of $19.7 million, or 15 basis points, resulting from costs related to two secondary offerings of our common stock during the year by certain of our shareholders. Excluding the impact of these costs, SG&A, as a percentage of sales declined primarily due to lower employee incentive compensation, which is based on financial targets set at the beginning of each fiscal year (our results exceeded those targets in 2010 but not to the same degree as in 2009), lower healthcare expense, and the impact of other cost reduction and productivity initiatives which resulted in various expenses decreasing or increasing at a rate lower than the 10.5 percent increase in sales.

•

Interest expense decreased by $71.5 million in 2010 to $274.2 million, primarily as the result of lower average outstanding long-term obligations. Net proceeds from our initial public offering and excess cash were utilized in our fiscal 2009 fourth quarter to voluntarily reduce long-term obligations by $725.9 million, and in 2010 we repurchased an additional $115.0 million of long-term obligations utilizing operating cash flow. Other non-operating expenses include charges totaling $14.7 million in 2010 and $55.3 million in 2009 resulting from these repurchases.

•

We reported net income of $627.9 million, or $1.82 per diluted share, for fiscal 2010, compared to net income of $339.4 million, or $1.04 per diluted share, in 2009. Charges relating to secondary stock offerings by certain of our shareholders, including the acceleration of certain equity appreciation rights, and losses from the repurchase of long-term obligations, reduced 2010 net income by $21.3 million, or $0.06 per diluted share. In 2009, charges resulting from the termination of our sponsor advisory agreement, the acceleration of certain equity-based compensation and the repurchase of long-term obligations, related to or resulting from our initial public offering, reduced net income by $82.9 million, or $0.26 per diluted share.

•

We generated approximately $825 million of cash flows from operating activities in 2010, an increase of over 22 percent compared to 2009. Cash flow was primarily utilized to support our capital expenditures and repurchase long-term obligations.

•

During 2010, we opened 600 new stores, remodeled or relocated 504 stores, and closed 56 stores, resulting in a store count of 9,372 on January 28, 2011.

As discussed in more detail below, in recent years, we have generated significant cash flows from operating activities. We have used a portion of these cash flows to pay down debt and to invest in new store growth through our traditional leased stores. During 2010 we made a strategic decision to purchase certain of our leased stores. We believe that the current environment in the real estate markets provides an opportunity to make these investments at levels which are expected to result in favorable returns and positively impact our operating results. We initiated the store purchase program in the second half of 2010 and have plans to purchase additional stores during 2011.

Like other companies, we face uncertainties with regard to the future impact of healthcare reform legislation, including the Patient Protection and Affordable Care Act and the HealthCare and Education Reconciliation Act of 2010, signed into law in March 2010, which will likely affect the cost associated with employer-sponsored medical plans. Specifically, this legislation requires that employers provide a minimum level of coverage for full-time employees or pay penalties. Some of the plan coverage requirements may have an impact on our costs such as bans on exclusions for pre-existing conditions, extension of dependent coverage to age 26, and caps on employee premium sharing costs. Certain coverage provisions do not go into effect until 2014, but there are a number of dependent coverage and insurance market reforms that took effect immediately. Although this legislation did not have a material effect on our consolidated financial statements in 2010, we continue to evaluate the impact it will have on our costs in future years, and those costs could be material. Due to the breadth and complexity of the healthcare reform legislation, the current lack of implementing regulations and interpretive guidance, the phased-in nature of the implementation, and uncertainty with respect to the outcome of pending litigation with respect to the legislation, it is difficult to predict its overall impact on our business in the coming years.

In 2011, we plan to continue to focus on our four key operating priorities. We will continue to refine and improve our store standards in order to increase sales, focusing on achieving a consistent look and feel across the chain. We have begun and will continue to measure customer satisfaction which will allow us to identify areas needing improvement. We expect to continue the process of raising the height of certain merchandise fixtures, allowing us to better utilize our store square footage. As part of our overall category management processes, we plan to further expand our private brand consumables offerings and to continue to upgrade the selection, quality and presentation of our private brand offerings in our apparel, seasonal and home categories, and we expect a greater impact on gross margin from our foreign sourcing efforts in 2011. As noted above, we expect cost increases in certain commodities, including diesel fuel, to present a challenge as we focus on improving our gross profit rate, while managing our everyday low prices.

We now have improved processes and tools in place to assist us in our ongoing inventory shrink reduction efforts. Our work on shrink remains a high priority, and we plan to use the information supplied by these analytical and monitoring tools to help improve on our recent successes.

With regard to leveraging information technology and process improvements to reduce costs, we will continue to focus on making improvements that benefit our merchandising and operations efforts, including item profitability analysis, merchandise selection and allocation and labor scheduling. In 2010, we completed the installation of back office computers in all of our stores, which we will utilize to improve reporting and communications with the stores and, consequently, we believe will assist in improving store productivity. Also in 2010, we completed the rollout of a new voice pick system in our distribution centers, allowing our distribution associates to communicate with warehouse software systems using speech recognition.

Finally, we are very pleased with the performance of our 2010 new stores, remodels and relocations, and in 2011 we plan to increase our new store openings to 625 stores within the 35 states in which we currently operate as well as three new states, Connecticut, Nevada and New Hampshire, and to increase our number of remodels or relocations to an additional 550 stores. With regard to planned new store openings, our criteria are based on numerous factors including, among other things, availability of appropriate sites, expected sales, lease terms, population demographics, competition, and the employment environment. We use various real estate site selection tools to determine target markets and optimum site locations within those markets. With respect to store relocations, we begin to evaluate a store for relocation opportunities approximately 18 months prior to the store’s lease expiration using the same basic tools and criteria as those used for new stores. Remodels, which require a much smaller investment, are determined based on the need, the opportunity for sales improvement at the location and an expectation of a desirable return on investment.

Key Financial Metrics. We have identified the following as our most critical financial metrics for 2011:

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

Results of Operations

Accounting Periods. The following text contains references to years 2010, 2009 and 2008, which represent fiscal years ended January 28, 2011, January 29, 2010 and January 30, 2009, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2010, 2009 and 2008 were 52-week accounting periods.

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

The following table contains results of operations data for fiscal years 2010, 2009 and 2008, and the dollar and percentage variances among those years.

				2010 vs. 2009		2009 vs. 2008
(amounts in millions, except per share amounts)	2010	2009	2008	Amount Change	% Change	Amount Change	% Change
Net sales by category:
Consumables	$9,332.1	$8,356.4	$7,248.4	$975.7	11.7%	$1,108.0	15.3%
% of net sales	71.59%	70.84%	69.31%
Seasonal	1,887.9	1,711.5	1,521.5	176.4	10.3	190.0	12.5
% of net sales	14.48%	14.51%	14.55%
Home products	917.6	869.8	862.2	47.9	5.5	7.5	0.9
% of net sales	7.04%	7.37%	8.24%
Apparel	897.3	858.8	825.6	38.6	4.5	33.2	4.0
% of net sales	6.88%	7.28%	7.89%
Net sales	$13,035.0	$11,796.4	$10,457.7	$1,238.6	10.5%	$1,338.7	12.8%
Cost of goods sold	8,858.4	8,106.5	7,396.6	751.9	9.3	709.9	9.6
% of net sales	67.96%	68.72%	70.73%
Gross profit	4,176.6	3,689.9	3,061.1	486.7	13.2	628.8	20.5
% of net sales	32.04%	31.28%	29.27%
Selling, general and administrative expenses	2,902.5	2,736.6	2,448.6	165.9	6.1	288.0	11.8
% of net sales	22.27%	23.20%	23.41%
Litigation settlement and related costs, net	-	-	32.0	-	-	(32.0)	-
% of net sales	-	-	0.31%
Operating profit	1,274.1	953.3	580.5	320.8	33.7	372.8	64.2
% of net sales	9.77%	8.08%	5.55%
Interest income	(0.2)	(0.1)	(3.1)	(0.1)	52.8	2.9	(95.3)
% of net sales	(0.00)%	(0.00)%	(0.03)%
Interest expense	274.2	345.7	391.9	(71.5)	(20.7)	(46.2)	(11.8)
% of net sales	2.10%	2.93%	3.75%
Other (income) expense	15.1	55.5	(2.8)	(40.4)	(72.8)	58.3	-
% of net sales	0.12%	0.47%	(0.03)%
Income before income taxes	985.0	552.1	194.4	432.9	78.4	357.7	184.0
% of net sales	7.56%	4.68%	1.86%
Income taxes	357.1	212.7	86.2	144.4	67.9	126.5	146.7
% of net sales	2.74%	1.80%	0.82%
Net income	$627.9	$339.4	$108.2	$288.4	85.0%	$231.3	213.8%
% of net sales	4.82%	2.88%	1.03%
Diluted earnings per share	$1.82	$1.04	$0.34	$0.78	75.0%	$0.70	205.9%

Net Sales. The net sales increase in 2010 reflects a same-store sales increase of 4.9% compared to 2009. Same-stores include stores that have been open for 13 months and remain open at the end of the reporting period. For 2010, there were 8,712 same-stores which accounted for sales of $12.23 billion. The remainder of the increase in sales in 2010 was attributable to new stores, partially offset by sales from closed stores. The increase in sales reflects the continued refinement of our merchandise offerings, the optimization of our category management processes, further improvement in store standards, and increased utilization of square footage in our stores.

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

Of our four major merchandise categories, the consumables category has grown most significantly over the past several years. Although this category generally has a lower gross profit rate than the other three categories, as discussed below, we were able to increase our overall gross profit rate in both 2010 and 2009 as compared to the previous year. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate. Maintaining an appropriate sales mix is an integral part of achieving our gross profit and sales goals. Both the number of customer transactions and average transaction amount increased in 2010 and 2009, and we believe that our stores have benefited to some degree from attracting new customers who are seeking value as a result of the recent economic environment.

Gross Profit. The gross profit rate as a percentage of sales was 32.0% in 2010 compared to 31.3% in 2009. Factors contributing to the increase in the 2010 gross profit rate include increased markups resulting primarily from higher purchase markups, partially offset by increased markdowns, as well as our category management efforts and increased sales volumes which have contributed to our ability to reduce purchase costs from our vendors. Our merchandising team continues to work closely with our vendors to provide quality merchandise at value prices to meet our customers’ demands. In 2010 we recorded a LIFO provision of $5.3 million, reflecting an increase in certain merchandise costs, the most significant of which occurred in the 2010 fourth quarter, compared to a LIFO benefit of $2.5 million in 2009.

The gross profit rate as a percentage of sales was 31.3% in 2009 compared to 29.3% in 2008. Factors contributing to the increase in the 2009 gross profit rate include increased markups resulting primarily from higher purchase markups, partially offset by increased markdowns. In addition, our increased sales volumes have contributed to our ability to reduce purchase costs from our vendors. Transportation and distribution costs decreased for the year driven by lower fuel costs as well as the impact of cost reduction initiatives. Higher sales volumes and productivity initiatives also contributed to improved leverage of our distribution costs. In addition, inventory shrinkage as a percentage of sales declined in 2009 from 2008, contributing to our gross profit rate improvement. In 2009 we recorded a LIFO benefit of $2.5 million, reflecting a flattening of merchandise costs in 2009, compared to a LIFO provision of $43.9 million in 2008, when we faced increased commodity cost pressures mainly related to food and pet products which were driven by rising fruit and vegetable prices and freight costs. Increases in petroleum, resin, metals, pulp and other raw material commodity driven costs also resulted in multiple product cost increases in 2008. Also in 2008, we marked down merchandise as the result of our interpretation of the phthalates provision of the Consumer Product Safety Improvement Act of 2008, resulting in a charge of $8.6 million.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense was 22.3% as a percentage of sales in 2010 compared to 23.2% in 2009, a decrease of 93 basis points. SG&A in

2010 included expenses totaling $19.7 million, or 15 basis points, relating to two secondary offerings of our common stock, consisting of $1.1 million of legal and other transaction expenses and $18.6 million relating to the acceleration of certain equity appreciation rights. SG&A in 2009 included expenses totaling $68.3 million, or 58 basis points, including $58.8 million relating to the termination of an advisory agreement among us, KKR and Goldman, Sachs & Co. and $9.4 million resulting from the acceleration of certain equity based compensation related to the completion of our initial public offering. Decreases in incentive compensation, the cost of health benefits, consulting fees and severance costs contributed to the overall decrease in SG&A as a percentage of sales, as did other cost reduction and productivity initiatives. Other costs increasing at a rate lower than our 10.5% increase in sales include utilities, which reflect lower waste management costs resulting from our recycling efforts, as well as repairs and maintenance. Our increased sales levels in 2010 also favorably impacted SG&A, as a percentage of sales. Debit card fees increased at a higher rate than the increase in sales, primarily as a result of increased usage.

SG&A, as a percentage of sales, was 23.2% in 2009 compared to 23.4% in 2008, representing an improvement of 21 basis points before taking into account the impact of our initial public offering as discussed above. Our increased sales levels in 2009 favorably impacted SG&A, as a percentage of sales, with the most significant impact on store occupancy costs, including rent and utilities. Our cost of utilities, as a percentage of sales, was further reduced by energy savings resulting from our store energy management initiatives, including forward purchase contracts, increased preventive maintenance and the installation of energy management systems in substantially all of our new and relocated stores. In addition, we continued to significantly reduce our workers’ compensation expense through safety initiatives implemented over the last several years, and legal expenses were lower in 2009 than 2008, which included expenses incurred in connection with a shareholder litigation settlement in 2008 relating to our 2007 merger. Also during 2008, we recorded a $5.0 million gain relating to potential losses on distribution center leases indirectly related to our 2007 merger.

Litigation Settlement and Related Costs, Net. Expenses in 2008 included $32.0 million which represents the settlement of a class action lawsuit filed in response to our 2007 merger, and includes a $40.0 million settlement plus related expenses of $2.0 million, net of $10.0 million of insurance proceeds received in the fourth quarter of 2008.

Interest Expense.  The decrease in interest expense in 2010 compared to 2009 was primarily the result of lower average outstanding long-term obligations. The decrease in interest expense in 2009 compared to 2008 was primarily the result of lower average outstanding long-term obligations and lower interest rates on our term loan.

We had outstanding variable-rate debt of $931 million and $560 million as of January 28, 2011 and January 29, 2010, respectively, after taking into consideration the impact of interest rate swaps. The remainder of our outstanding indebtedness at January 28, 2011 and January 29, 2010 was fixed rate debt.

See the detailed discussion under “Liquidity and Capital Resources” regarding indebtedness incurred to finance our 2007 merger along with subsequent repurchases of various long-term obligations and the related effect on interest expense in the periods presented.

Other (Income) Expense. In 2010, we recorded pretax losses of $14.7 million resulting from the repurchase in the open market of $115.0 million aggregate principal amount of our Senior Notes plus accrued and unpaid interest.

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

Income Taxes.  The effective income tax rates for 2010, 2009 and 2008 were expenses of 36.3%, 38.5%, and 44.4%, respectively.

The 2010 effective tax rate is greater than the expected tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2010 effective rate is less than the 2009 rate due principally to reductions in state income tax expense, income tax related interest expense and other expense items. The 2010 effective resolution of various examinations by the taxing authorities, when combined with unfavorable examination results in 2009, resulted in a decrease in the year-to-year state income tax expense rate. This decrease in state income tax expense was partially offset by an increase in state income tax expense due to a shift in income to companies within the group that have a higher effective state income tax rate. In addition, decreases also occurred due to favorable outcomes in 2010 associated with reductions in income tax related interest accruals and income tax related penalty accruals due to favorable income tax examination results, the completion of a federal income tax examination, and reductions in expense associated with uncertain tax benefit accruals.

The 2009 effective tax rate is greater than the expected tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2009 effective tax rate is less than the 2008 rate due principally to the unfavorable impact that the non-deductible, merger-related lawsuit settlement had on the 2008 rate. This reduction in the effective tax rate was partially offset by a decrease in the tax rate benefit related to federal jobs credits. While the total amount of jobs credits earned in 2009 was similar to the amount earned in 2008, the impact of this benefit on the effective tax rate was reduced due to the 2009 increase in income before tax. The 2009 rate was also increased by accruals associated with uncertain tax benefits.

The 2008 effective income tax rate was greater than the expected tax rate of 35% principally due to the non-deductibility of the settlement and related expenses associated with the shareholder lawsuit related to our 2007 merger.

Off Balance Sheet Arrangements

We lease three of our distribution centers. The entities involved in the ownership structure underlying these leases meet the accounting definition of a Variable Interest Entity (‘‘VIE’’). One of these distribution centers has been recorded as a financing obligation whereby its property and equipment are reflected in our consolidated balance sheets. The land and buildings of the other two distribution centers have been recorded as operating leases. We are not the primary beneficiary of these VIEs and, accordingly, have not included these entities in our consolidated financial statements. Other than the foregoing, we are not party to any off balance sheet arrangements.

Effects of Inflation

In 2008, increased commodity cost pressures mainly related to food and pet products, which were driven by fruit and vegetable prices and rising freight costs, increased the costs of certain products. Increases in petroleum, resin, metals, pulp and other raw material commodity driven costs also resulted in multiple product cost increases. We believe that our ability to increase selling prices in response to cost increases largely mitigated the effect of these cost increases on our overall results of operations. These 2008 trends generally reversed or stabilized in 2009 and 2010.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

During the past three years, we have generated an aggregate of approximately $2.07 billion in cash flows from operating activities. During that period, we expanded the number of stores we operate by 1,178, or over 14%, remodeled or relocated 1,358 stores, or approximately 14% of stores we operated as of February 25, 2011, and incurred approximately $877 million in capital expenditures. We made certain strategic decisions which slowed our store growth in 2007 and 2008, but we reaccelerated store growth beginning in 2009 and currently plan to continue that strategy in 2011 and beyond.

At January 28, 2011, we had total outstanding debt (including the current portion of long-term obligations) of $3.29 billion. We also had an additional $959.3 million available for borrowing under our senior secured asset-based revolving credit facility (“ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”) at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. Our substantial debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry or to pursue our growth strategy, expose us to interest rate risk to the extent of our variable rate debt, and increase the difficulty of our ability to make payments on our outstanding debt securities.

Nevertheless, management believes our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities (described below), will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months and the next several years.

Credit Facilities

Overview. We have two senior secured credit facilities which provide financing of up to $2.995 billion as of January 28, 2011. The Credit Facilities consist of the $1.964 billion Term Loan Facility and the $1.031 billion ABL Facility (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

The amount available under the ABL Facility (including letters of credit) shall not exceed the sum of the tranche A borrowing base and the tranche A-1 borrowing base. The tranche A borrowing base equals the sum of (i) 85% of the net orderly liquidation value of all our eligible inventory and that of each guarantor thereunder and (ii) 90% of all our accounts receivable and credit/debit card receivables and that of each guarantor thereunder, in each case, subject to customary reserves and eligibility criteria. An additional 10% of the net orderly liquidation value of all of our eligible inventory and that of each guarantor thereunder is made available to us in the form of a “last out” tranche under which we may borrow up to a maximum amount of $101.0 million. Borrowings under the ABL Facility will be incurred first under the last out tranche, and no borrowings will be permitted under any other tranche until the last out tranche is fully utilized. Repayments of the ABL Facility will be applied to the last out tranche only after all other tranches have been fully paid down.

Interest Rates and Fees. Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the Term Loan Facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) under the ABL Facility (except in the last out tranche described above) as of January 28, 2011 and January 29, 2010, 1.25% for LIBOR borrowings; 0.25% for base-rate borrowings and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. The interest rate for borrowings under the Term Loan Facility was 3.0% (without giving effect to the market rate swaps discussed below) as of both January 28, 2011 and January 29, 2010, respectively. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments at a rate of 0.375% per annum. We also must pay customary letter of credit fees. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of our use of interest rate swaps to manage our interest rate risk.

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

The mandatory prepayments discussed above will be applied to the Term Loan Facility as directed by the senior secured credit agreement. Through January 28, 2011, no prepayments have been required under the prepayment provisions listed above. The Term Loan Facility can be prepaid in whole or in part at any time.

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

The mandatory prepayments discussed above will be applied to the ABL Facility as directed by the senior secured credit agreement for the ABL Facility. Through January 28, 2011, no prepayments have been required under the prepayment provisions listed above.

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

Amortization. The original terms of the Term Loan Facility required quarterly payments of principal beginning September 30, 2009. As a result of voluntary prepayments under the Term Loan Facility, no further quarterly principal installments will be required prior to maturity of the Term Loan on July 6, 2014. There is no amortization under the ABL Facility. The entire principal amounts (if any) outstanding under the ABL Facility are due and payable in full at maturity, on July 6, 2013, on which day the commitments thereunder will terminate.

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

At January 28, 2011, we had no borrowings, $52.7 million of standby letters of credit, and $19.1 million of commercial letters of credit, outstanding under our ABL Facility.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

Overview. As of January 28, 2011, we have $864.3 million aggregate principal amount of 10.625% senior notes due 2015 (the “Senior Notes”) outstanding (reflected in our consolidated balance sheet net of a $11.2 million discount), which mature on July 15, 2015, pursuant to an indenture dated as of July 6, 2007 (the “senior indenture”), and $450.7 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “Senior Subordinated Notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture”). The Senior Notes and the Senior Subordinated Notes are collectively referred to herein as the “Notes.” The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures.”

Interest on the Notes is payable on January 15 and July 15 of each year. Interest on the Senior Notes is payable in cash. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum. For the Senior Subordinated Notes, we previously had the ability to elect to pay interest by increasing the principal amount of the Senior Subordinated Notes or issuing new Senior Subordinated Notes (“PIK interest”) instead of paying cash interest. Due to the expiration of the notification period for such option, all interest on the Notes has been and will be paid in cash.

The Notes are fully and unconditionally guaranteed by each of the existing and future direct or indirect wholly owned domestic subsidiaries that guarantee the obligations under our Credit Facilities.

We intend to redeem some or all of the Senior Notes at the first scheduled call date in July 2011 or later. We may redeem some or all of the Notes at any time at redemption prices described or set forth in the indentures. We also may seek, from time to time, to retire some or all of the Notes through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We repurchased $115.0 million aggregate principal amount of outstanding Senior Notes during 2010. In connection with our initial public offering in 2009, we redeemed $195.7 million principal amount of outstanding Senior Notes and $205.2 million principal amount of outstanding Senior Subordinated Notes. We repurchased $44.1 million and $25.0 million of Senior Subordinated Notes in 2008 and 2007, respectively.

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

•

pay dividends and or make certain distributions, investments and other restricted payments;

•

create certain liens or encumbrances;

•

sell assets;

•

enter into transactions with our affiliates;

•

allow payments to us by our restricted subsidiaries;

•

consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•

designate our subsidiaries as unrestricted subsidiaries.

Events of Default. The indentures also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable.

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of January 28, 2011, this ratio was 1.0 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (i) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (ii) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

Our presentation of EBITDA and Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information about the calculation of this financial ratio in the Credit Facilities. Adjusted EBITDA is a material component of this ratio. Specifically, non-compliance with the senior secured indebtedness ratio contained in our Credit Facilities could prohibit us, subject to specified exceptions, from making investments, incurring liens, making certain restricted payments and incurring additional secured indebtedness (other than the additional funding provided for under the senior secured credit agreement).

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

(in millions)	Year Ended
	January 28, 2011	January 29, 2010
Net income	$627.9	$339.4
Add (subtract):
Interest income	(0.2)	(0.1)
Interest expense	274.1	345.6
Depreciation and amortization	242.3	241.7
Income taxes	357.1	212.7
EBITDA	1,501.2	1,139.3

Adjustments:
Loss on debt retirements	14.6	55.3
Loss on hedging instruments	0.4	0.5
Impact of markdowns related to inventory clearance activities, net of purchase accounting adjustments	-	(7.3)
Advisory and consulting fees to affiliates	0.1	63.5
Non-cash expense for share-based awards	16.0	18.7
Indirect merger-related costs	1.3	10.6
Other non-cash charges (including LIFO)	11.5	6.6
Total Adjustments	43.9	147.9

Adjusted EBITDA	$1,545.1	$1,287.2

Interest Rate Swaps

We use interest rate swaps to minimize the risk of adverse changes in interest rates. These swaps are intended to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. At January 28, 2011, we had interest rate swaps with a total notional amount of approximately $1.05 billion. For more information see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” below.

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

As of January 28, 2011, the net credit valuation adjustments reduced the settlement values of our derivative liabilities by $0.7 million. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments. When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors we deemed to be immaterial as of January 28, 2011.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of January 28, 2011 (in thousands):

	Payments Due by Period
Contractual obligations	Total	1 year	1-3 years	3-5 years	5+ years
Long-term debt obligations	$3,293,025	$-	$-	$2,827,923	$465,102
Capital lease obligations	6,363	1,157	999	679	3,528
Interest (a)	1,093,039	243,435	486,754	282,408	80,442
Self-insurance liabilities (b)	213,736	78,540	85,881	30,265	19,050
Operating leases (c)	3,003,342	481,921	839,585	614,080	1,067,756
Subtotal	$7,609,505	$805,053	$1,413,219	$3,755,355	$1,635,878

	Commitments Expiring by Period
Commercial commitments (d)	Total	1 year	1-3 years	3-5 years	5+ years
Letters of credit	$19,059	$19,059	$-	$-	$-
Purchase obligations (e)	853,862	850,871	2,991	-	-
Subtotal	$872,921	$869,930	$2,991	$-	$-
Total contractual obligations and commercial commitments (f)	$8,482,426	$1,674,983	$1,416,210	$3,755,355	$1,635,878

(a)

Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using 2010 year end rates.

(b)

We retain a significant portion of the risk for our workers’ compensation, employee health insurance, general liability, property loss and automobile insurance. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Reserves for workers’ compensation and general liability which existed as of the date of our 2007 merger were discounted in order to arrive at estimated fair value. All other amounts are reflected on an undiscounted basis in our consolidated balance sheets.

(c)

Operating lease obligations are inclusive of amounts included in deferred rent and closed store obligations in our consolidated balance sheets.

(d)

Commercial commitments include information technology license and support agreements, supplies, fixtures, letters of credit for import merchandise, and other inventory purchase obligations.

(e)

Purchase obligations include legally binding agreements for software licenses and support, supplies, fixtures, and merchandise purchases (excluding such purchases subject to letters of credit).

(f)

We have potential payment obligations associated with uncertain tax positions that are not reflected in these totals. We anticipate that approximately $0.2 million of such amounts will be paid in the coming year. We are currently unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities for our remaining $27.3 million of reserves for uncertain tax positions.

Other Considerations

We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, subject to certain limitations found in covenants in our Credit Facilities and in the indentures governing the Notes as discussed in more detail above, and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

Our inventory balance represented approximately 45% of our total assets exclusive of goodwill and other intangible assets as of January 28, 2011. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. As a result, efficient inventory management has been and continues to be an area of focus for us.

As described in Note 9 to the Consolidated Financial Statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity. As discussed in Note 6 to the Consolidated Financial Statements, we also have certain income tax-related contingencies. Future negative developments could have a material adverse effect on our liquidity.

In June 2010, Standard & Poor’s upgraded our long-term debt rating to BB from BB- with a stable outlook and in November 2010, Moody’s upgraded our long-term debt rating to Ba3 from B1 with a positive outlook. These current ratings are considered non-investment grade. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to obtain financings to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs.

Cash flows

Cash flows from operating activities.

A significant component of our increase in cash flows from operating activities in 2010 compared to 2009 was the increase in net income due to greater sales, higher gross margins and lower SG&A expenses as a percentage of sales, as described in more detail above under “Results of Operations.” Partially offsetting this increase in cash flows were changes in inventory balances, which increased by 16% in 2010 compared to an increase of 7% in 2009. Although we continue to closely monitor our inventory balances, they often fluctuate from period to period and from year to year based on new store openings, the timing of purchases, merchandising initiatives and other factors. Inventory levels in the consumables category increased by $133.9 million, or 16%, in 2010 compared to an increase of $111.4 million, or 15%, in 2009. The seasonal category increased by $55.2 million, or 18%, in 2010 compared to an increase of $25.3 million, or 9%, in 2009. The home products category increased $25.2 million, or 17%, in 2010 compared to a decline of $9.1 million, or 6%, in 2009. The apparel category increased by $32.3 million, or 15%, in 2010 compared to a decline of $22.9 million, or 10%, in 2009. In addition, increased net income resulted in an increase in income taxes paid in 2010 compared to 2009. Changes in Accrued expenses and other were affected in part by reductions of income tax reserves and reduced accruals for incentive compensation, partially offset by the timing of payments related to a litigation settlement in prior years (as discussed in more detail below) and by lower accruals for interest on long-term debt.

Our increase in cash flows from operating activities in 2009 compared to 2008 was also driven by an increase in net income due to greater sales, higher gross margins and lower SG&A expenses as a percentage of sales. In addition, we experienced increased inventory turns in 2009 as compared to 2008. Changes in inventory balances increased by 7% in 2009 compared to an increase of 10% in 2008. Inventory levels in the consumables category increased by $111.4 million, or 15%, in 2009 compared to an increase of $77.8 million, or 12%, in 2008. The seasonal category increased by $25.3 million, or 9%, in 2009 compared to an increase of $20.9 million, or 8%, in 2008. The home products category declined $9.1 million, or 6%, in 2009 compared to a decline of $2.6 million, or 2%, in 2008. The apparel category declined by $22.9 million, or 10%, in 2009 compared to an increase of $30.2 million, or 15%, in 2008. In addition, increased net income in 2009 compared to 2008 was a principal factor in the increase in income taxes paid in 2009 compared to 2008. Changes in Accrued expenses and other were affected in part by the timing of the payments related to the Litigation settlement and related costs discussed above under “Results of Operations,” as the associated insurance proceeds of $10.0 million were received at the end of 2008 while the payment of the $40.0 million settlement occurred at the beginning of 2009.

Cash flows from investing activities. Cash flows used in investing activities totaling $418.9 million in 2010 were primarily related to capital expenditures. Significant components of our property and equipment purchases in 2010 included the following approximate amounts: $156 million for improvements, upgrades, remodels and relocations of existing stores; $100 million for new leased stores; $91 million for stores purchased or built by us; $45 million for distribution and transportation-related capital expenditures; and $22 million for information systems upgrades and technology-related projects. During 2010 we opened 600 new stores and remodeled or relocated 504 stores.

Cash flows used in investing activities totaling $248.0 million in 2009 were also primarily related to capital expenditures. Significant components of our property and equipment purchases in 2009 included the following approximate amounts: $114 million for improvements, upgrades, remodels and relocations of existing stores; $69 million for new leased stores; $28 million for distribution and transportation-related capital expenditures; $24 million for various administrative capital costs; and $11 million for information systems upgrades and technology-related projects. During 2009 we opened 500 new stores and remodeled or relocated 450 stores.

Cash flows used in investing activities totaling $152.6 million in 2008 were primarily related to capital expenditures, offset by sales of investments. Significant components of our property and equipment purchases in 2008 included the following approximate amounts: $149 million for improvements, upgrades, remodels and relocations of existing stores; $22 million for new leased stores; $17 million for distribution and transportation-related capital expenditures; and $13 million for information systems upgrades and technology-related projects. During 2008 we opened 207 new stores and remodeled or relocated 404 stores.

Purchases and sales of short-term investments equal to net sales of $51.6 million in 2008 primarily reflected investment activities in our captive insurance subsidiary.

Capital expenditures during 2011 are projected to be in the range of $550-$600 million. We anticipate funding 2011 capital requirements with cash flows from operations, and if necessary, we also have significant availability under our ABL Facility. Significant components of the 2011 capital plan include growth initiatives, such as approximately 625 new stores including the purchase of existing stores and the construction of new stores; costs related to new leased stores including leasehold improvements, fixtures and equipment; continued investment in our existing store base with plans for remodeling and relocating approximately 550 stores; the construction of a new distribution center in Alabama; as well as additional investments in our supply chain and information technology. We plan to undertake these expenditures as part of our efforts to improve our infrastructure and increase our cash generated from operating activities.

Cash flows from financing activities. During 2010, we repurchased $115.0 million outstanding principal amount of our outstanding Senior Notes at a total cost of $127.5 million including associated premiums. We had no borrowings or repayments under the ABL Facility in 2010.

In 2009, we had cash inflows from the issuance of equity of $443.8 million primarily due to our initial public offering of 22.7 million shares of common stock. We used the proceeds from the offering to redeem outstanding Notes with a total principal amount of $400.9 million at a premium, and used cash generated from operations to repay $336.5 million outstanding principal amount on our Term Loan Facility. We had no borrowings or repayments under the ABL Facility in 2009. In addition, we paid a dividend and related amounts totaling $239.7 million using cash generated from operations.

In February 2008, we repaid outstanding borrowings of $102.5 million under our ABL Facility, and have had no borrowings outstanding under the ABL facility since that time. Also during 2008, we repurchased $44.1 million principal amount of our outstanding Senior Subordinated Notes.

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

We believe our estimates and assumptions related to merchandise inventories have generally been accurate in recent years and we do not currently anticipate material changes in these estimates and assumptions.

Goodwill and Other Intangible Assets. We amortize intangible assets over their estimated useful lives unless such lives are deemed indefinite. If impairment indicators are noted, amortizable intangible assets are tested for impairment based on projected undiscounted cash flows, and, if impaired, written down to fair value based on either discounted projected cash flows or appraised values. Future cash flow projections are based on management’s projections. Significant judgments required in this testing process may include projecting future cash flows, determining appropriate discount rates and other assumptions. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans and other available information which in recent years have been materially accurate. Although not currently anticipated, changes in these estimates and assumptions could materially affect the determination of fair value or impairment. Future indicators of impairment could result in an asset impairment charge.

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

We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the third quarter of 2010 based on conditions as of the end of the second quarter of 2010. The tests indicated that no impairment charge was necessary. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

Property and Equipment. Property and equipment are recorded at cost. We group our assets into relatively homogeneous classes and generally provide for depreciation on a straight-line basis over the estimated average useful life of each asset class, except for leasehold improvements, which are amortized over the lesser of the applicable lease term or the estimated useful life of the asset. Certain store and warehouse fixtures, when fully depreciated, are removed from the cost and related accumulated depreciation and amortization accounts. The valuation and classification of these assets and the assignment of depreciable lives involves significant judgments and the use of estimates, which we believe have been materially accurate in recent years.

Impairment of Long-lived Assets. We review the carrying value of all long-lived assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with accounting standards for impairment or disposal of long-lived assets, we review for impairment stores open for approximately two years or more for which recent cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the estimated undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s estimated fair value. The fair value is estimated based primarily upon projected future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value in accordance with U.S. GAAP. During 2010, 2009 and 2008 we recorded pre-tax impairment charges of $1.7 million, $5.0 million and $4.0 million, respectively, for certain store assets that we deemed to be impaired.

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

Lease Accounting and Excess Facilities. Many of our stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10-15 years with multiple renewal options. We also have stores subject to shorter-term leases (usually with initial or current terms of 3 to 5 years), and many of these leases have multiple renewal options. As of January 28, 2011, approximately 35% of our stores had provisions for contingent rentals based upon a percentage of defined sales volume. We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We recognize rent expense over the term of the lease. We record minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that we take physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and amortized as a reduction to rent expense over the term of the lease. We reflect as a liability any difference between the calculated expense and the amounts actually paid. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

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

Share-Based Payments. Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. We believe that this model fairly estimates the value of our share-based awards. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include an estimate of the fair value of our common stock, the term that the options are expected to be outstanding, an estimate of the volatility of our stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the dividend yield of our stock. Our volatility estimates are based on a peer group due to the fact that our stock has been publicly traded for a relatively short period of time in relation to the expected term of outstanding options. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. Historically, these estimates have not been materially inaccurate; however, if our estimates differ materially from actual experience, we may be required to record additional expense or reductions of expense, which could be material to our future financial results.

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

Interest Rate Risk

We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. As of January 28, 2011, our Credit Facilities provide for variable rate borrowings of up to $2.995 billion including availability of up to $1.031 billion under our ABL Facility, subject to the borrowing base. In order to mitigate a portion of the variable rate interest exposure under the Credit Facilities, we entered into certain interest rate swaps which became effective on July 31, 2007. Pursuant to these swaps, we swapped three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 7.68% on an original notional amount of $2.0 billion originally scheduled to amortize on a quarterly basis until maturity at July 31, 2012.

In October 2008, a counterparty to one of our 2007 swap agreements defaulted. We terminated this agreement and in November 2008 we subsequently cash settled the swap. Representatives of the counterparty have challenged our calculation of the cash settlement. See “Legal Proceedings” under Note 9 of the footnotes to the consolidated financial statements. As of January 28, 2011, the notional amount under the remaining 2007 swaps is $646.7 million.

Effective December 31, 2008, we entered into a $475.0 million interest rate swap in order to mitigate an additional portion of the variable rate interest exposure under the Credit Facilities. This swap is scheduled to mature on January 31, 2013. Under the terms of this agreement we swapped one month LIBOR rates for fixed interest rates, resulting in the payment of a fixed rate of 5.06% on a notional amount of $475.0 million through April 2010, $400.0 million from May 2010 through October 2011, and $300.0 million to maturity.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Our interest rate swaps qualify for hedge accounting as cash flow hedges. Therefore, changes in market fluctuations related to the effective portion of these cash flow hedges do not impact our pre-tax earnings until the accrued interest is recognized on the derivatives and the associated hedged debt. Based on our variable rate borrowing levels and interest rate swaps outstanding during 2010 and 2009, the annualized effect of a one percentage point change in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $9.3 million in 2010 and $5.6 million in 2009.

The conditions and uncertainties in the global credit markets have increased the credit risk of other counterparties to our swap agreements. In the event such counterparties fail to perform under our swap agreements and we are unable to enter into new swap agreements on terms favorable to us, our ability to effectively manage our interest rate risk may be materially impaired. We attempt to manage counterparty credit risk by periodically evaluating the financial position and creditworthiness of such counterparties, monitoring the amount for which we are at risk with each counterparty, and where possible, dispersing the risk among multiple counterparties. There can be no assurance that we will manage or mitigate our counterparty credit risk effectively.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Dollar General Corporation

We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 28, 2011 and January 29, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended January 28, 2011, January 29, 2010 and January 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries at January 28, 2011 and January 29, 2010, and the consolidated results of their operations and their cash flows for the years ended January 28, 2011, January 29, 2010 and January 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar General Corporation's internal control over financial reporting as of January 28, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 22, 2011

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 28, 2011	January 29, 2010
ASSETS
Current assets:
Cash and cash equivalents	$497,446	$222,076
Merchandise inventories	1,765,433	1,519,578
Income taxes receivable	-	7,543
Prepaid expenses and other current assets	104,946	96,252
Total current assets	2,367,825	1,845,449
Net property and equipment	1,524,575	1,328,386
Goodwill	4,338,589	4,338,589
Intangible assets, net	1,256,922	1,284,283
Other assets, net	58,311	66,812
Total assets	$9,546,222	$8,863,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,157	$3,671
Accounts payable	953,641	830,953
Accrued expenses and other	347,741	342,290
Income taxes payable	25,980	4,525
Deferred income taxes payable	36,854	25,061
Total current liabilities	1,365,373	1,206,500
Long-term obligations	3,287,070	3,399,715
Deferred income taxes payable	598,565	546,172
Other liabilities	231,582	302,348

Commitments and contingencies

Redeemable common stock	9,153	18,486

Shareholders’ equity:
Preferred stock, 1,000 shares authorized	-	-
Common stock; $0.875 par value, 1,000,000 shares authorized, 341,507 and 340,586 shares issued and outstanding at January 28, 2011 and January 29, 2010, respectively	298,819	298,013
Additional paid-in capital	2,945,024	2,923,377
Retained earnings	830,932	203,075
Accumulated other comprehensive loss	(20,296)	(34,167)
Total shareholders’ equity	4,054,479	3,390,298
Total liabilities and shareholders’ equity	$9,546,222	$8,863,519

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	January 28, 2011	January 29, 2010	January 30, 2009

Net sales	$13,035,000	$11,796,380	$10,457,668
Cost of goods sold	8,858,444	8,106,509	7,396,571
Gross profit	4,176,556	3,689,871	3,061,097
Selling, general and administrative expenses	2,902,491	2,736,613	2,448,611
Litigation settlement and related costs, net	-	-	32,000
Operating profit	1,274,065	953,258	580,486
Interest income	(220)	(144)	(3,061)
Interest expense	274,212	345,744	391,932
Other (income) expense	15,101	55,542	(2,788)
Income before income taxes	984,972	552,116	194,403
Income tax expense	357,115	212,674	86,221
Net income	$627,857	$339,442	$108,182

Earnings per share:
Basic	$1.84	$1.05	$0.34
Diluted	$1.82	$1.04	$0.34

Weighted average shares:
Basic	341,047	322,778	317,024
Diluted	344,800	324,836	317,503

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balances, February 1, 2008	317,418	$277,741	$2,480,062	$(4,818)	$(49,112)	$2,703,873
Comprehensive income:
Net income	-	-	-	108,182	-	108,182
Unrealized net gain on hedged transactions, net of income tax expense of $4,518	-	-	-	-	9,682	9,682
Comprehensive income						117,864
Issuance of common stock under stock incentive plans	484	423	(423)	-	-	-
Repurchases of common stock	(57)	(50)	50	-	-	-
Share-based compensation expense	-	-	9,958	-	-	9,958
Balances, January 30, 2009	317,845	$278,114	$2,489,647	$103,364	$(39,430)	$2,831,695
Comprehensive income:
Net income	-	-	-	339,442	-	339,442
Unrealized net gain on hedged transactions, net of income tax expense of $2,553	-	-	-	-	5,263	5,263
Comprehensive income						344,705
Issuance of common stock	22,700	19,863	421,299	-	-	441,162
Cash dividends, $0.7525 per common share, and related amounts	-	-	-	(239,731)	-	(239,731)
Share-based compensation expense	-	-	15,009	-	-	15,009
Tax benefit from stock option exercises	-	-	3,072	-	-	3,072
Issuance of common stock under stock incentive plans	304	266	2,020	-	-	2,286
Equity settlements under stock incentive plans	(263)	(230)	(7,670)	-	-	(7,900)
Balances, January 29, 2010	340,586	$298,013	$2,923,377	$203,075	$(34,167)	$3,390,298
Comprehensive income:
Net income	-	-	-	627,857	-	627,857
Unrealized net gain on hedged transactions, net of income tax expense of $9,406	-	-	-	-	13,871	13,871
Comprehensive income						641,728
Share-based compensation expense	-	-	12,805	-	-	12,805
Tax benefit from stock option exercises	-	-	10,110	-	-	10,110
Issuance of common stock under stock incentive plans	93	82	1,943	-	-	2,025
Exercise of stock options	872	763	(8,399)	-	-	(7,636)
Other equity settlements under stock incentive plans	(44)	(39)	5,188	-	-	5,149
Balances, January 28, 2011	341,507	$298,819	$2,945,024	$830,932	$(20,296)	$4,054,479

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	January 28, 2011	January 29, 2010	January 30, 2009
Cash flows from operating activities:
Net income	$627,857	$339,442	$108,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,927	256,771	247,899
Deferred income taxes	50,985	14,860	73,434
Tax benefit of stock options	(13,905)	(5,390)	(950)
Loss (gain) on debt retirement	14,576	55,265	(3,818)
Noncash share-based compensation	15,956	17,295	9,958
Noncash inventory adjustments and asset impairments	7,607	647	50,671
Other noncash gains and losses	5,942	7,920	6,252
Change in operating assets and liabilities:
Merchandise inventories	(251,809)	(100,248)	(173,014)
Prepaid expenses and other current assets	(10,157)	(7,298)	(598)
Accounts payable	123,424	106,049	140,356
Accrued expenses and other liabilities	(42,428)	(12,643)	68,736
Income taxes	42,903	1,153	33,986
Other	(1,194)	(1,000)	14,084
Net cash provided by operating activities	824,684	672,823	575,178
Cash flows from investing activities:
Purchases of property and equipment	(420,395)	(250,747)	(205,546)
Purchases of short-term investments	-	-	(9,903)
Sales of short-term investments	-	-	61,547
Sales of property and equipment	1,448	2,701	1,266
Net cash used in investing activities	(418,947)	(248,046)	(152,636)
Cash flows from financing activities:
Issuance of common stock	631	443,753	4,228
Repayments under revolving credit facility	-	-	(102,500)
Issuance of long-term obligations	-	1,080	-
Repayments of long-term obligations	(131,180)	(785,260)	(44,425)
Payment of cash dividends and related amounts	-	(239,731)	-
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(13,723)	(5,928)	(3,009)
Tax benefit of stock options	13,905	5,390	950
Net cash used in financing activities	(130,367)	(580,696)	(144,756)
Net increase (decrease) in cash and cash equivalents	275,370	(155,919)	277,786
Cash and cash equivalents, beginning of year	222,076	377,995	100,209
Cash and cash equivalents, end of year	$497,446	$222,076	$377,995

Supplemental cash flow information:
Cash paid for:
Interest	$244,752	$328,433	$377,022
Income taxes	314,123	187,983	7,091

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$29,658	$30,393	$7,474
Purchases of property and equipment under capital lease obligations	-	50	3,806
Expiration of equity repurchase rights	-	-	2,548

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of presentation and accounting policies

Basis of presentation

These notes contain references to the years 2010, 2009 and 2008, which represent fiscal years ended January 28, 2011, January 29, 2010 and January 30, 2009, respectively, each of which were 52-week accounting periods. The Company’s fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

Business description

The Company sells general merchandise on a retail basis through 9,372 stores (as of January 28, 2011) in 35 states covering most of the southern, southwestern, midwestern and eastern United States. The Company has distribution centers (“DCs”) in Scottsville, Kentucky; Ardmore, Oklahoma; South Boston, Virginia; Indianola, Mississippi; Fulton, Missouri; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina and Marion, Indiana.

The Company purchases its merchandise from a wide variety of suppliers. Approximately 9% and 7% of the Company’s purchases in 2010 were made from the Company’s largest and second largest suppliers, respectively.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less when purchased. Such investments primarily consist of money market funds, bank deposits, certificates of deposit (which may include foreign time deposits), and commercial paper. The carrying amounts of these items are a reasonable estimate of their fair value due to the short maturity of these investments.

Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $26.1 million and $23.2 million at January 28, 2011 and January 29, 2010, respectively.

The Company’s cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding but unpresented checks totaling approximately $153.6 million and $159.6 million at January 28, 2011 and January 29, 2010, respectively, have been included in Accounts payable in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or the Company’s credit facilities.

At January 28, 2011, the Company maintained cash balances to meet a $20 million minimum threshold set by insurance regulators, as further described below under “Insurance liabilities.”

Investments in debt and equity securities

The Company accounts for its investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. Debt securities categorized as held-to-maturity are stated at amortized cost. Debt and equity securities categorized as available-for-sale are stated at fair value, with any unrealized gains and losses, net of deferred income taxes, reported as a component of Accumulated other comprehensive loss. Trading securities (primarily mutual funds held pursuant to deferred compensation and supplemental retirement plans, as further discussed in Note 10) are stated at fair value, with changes in fair value recorded as a component of Selling, general and administrative (“SG&A”) expense.

As of January 28, 2011 and January 29, 2010, the Company had investments in trading securities of $8.3 million and $8.8 million, respectively, $2.2 million and $1.6 million of which were classified as Prepaid expenses and other current assets, respectively, and $6.1 million and $7.2 million of which were classified as Other assets, net, respectively, in the consolidated balance sheets. Historical cost information pertaining to these investments in mutual funds by participants in the Company’s supplemental retirement and compensation deferral plans is not readily available to the Company.

During 2008, the Company’s South Carolina-based wholly owned captive insurance subsidiary, Ashley River Insurance Company (“ARIC”), had investments in various debt securities. These investments were held pursuant to South Carolina regulatory requirements to maintain certain asset balances related to ARIC’s liability and equity balances, which could have limited the Company’s ability to use these assets for general corporate purposes. In May 2008, the state of South Carolina made certain changes to these regulations, which in turn changed the Company’s investment requirements. As a result, the Company reclassified certain investments held by ARIC from held-to-maturity to available-for-sale, and ARIC subsequently liquidated certain investments totaling $48.6 million during 2008.

For the years ended January 28, 2011, January 29, 2010 and January 30, 2009, gross realized gains and losses on the sales of available-for-sale securities were not material. The cost of securities sold is based upon the specific identification method.

Merchandise inventories

Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out (“LIFO”) method as this method results in a better matching of costs and revenues. Under the Company’s retail inventory method (“RIM”), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales at a department level. Costs directly associated with warehousing and distribution are capitalized into inventory. The excess of current cost over LIFO cost was approximately $52.8 million and $47.5 million at January 28, 2011 and January

29, 2010, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision of $5.3 million in 2010, a LIFO benefit of $2.5 million in 2009, and a LIFO provision of $43.9 million in 2008.

The 2008 LIFO provision was impacted by increased commodity costs related to food and pet products which were driven by fruit and vegetable prices and rising freight costs. In addition, increases in petroleum, resin, metals, pulp and other raw material commodity costs also resulted in multiple product cost increases. These trends generally stabilized or reversed in 2009 and 2010.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets include prepaid amounts for rent, maintenance, advertising, and insurance, as well as amounts receivable for certain vendor rebates (primarily those expected to be collected in cash), coupons, and other items.

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

The Company recorded impairment charges included in SG&A expense of approximately $1.7 million in 2010, $5.0 million in 2009 and $4.0 million in 2008, to reduce the carrying value of certain of its stores’ assets. Such action was deemed necessary based on the Company’s evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in negative current and projected future cash flows at these locations.

Capitalized interest

To assure that interest costs properly reflect only that portion relating to current operations, interest on borrowed funds during the construction of property and equipment is capitalized where applicable. No interest costs were capitalized in 2010, 2009 or 2008.

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

Other assets

Non-current Other assets consist primarily of qualifying prepaid expenses, debt issuance costs which are amortized over the life of the related obligations, and utility and security deposits.

Accrued expenses and other liabilities

Accrued expenses and other consist of the following:

(In thousands)	January 28, 2011	January 29, 2010
Compensation and benefits	$81,786	$100,843
Insurance	76,372	65,408
Taxes (other than taxes on income)	74,900	72,902
Other	114,683	103,137
	$347,741	$342,290

Other accrued expenses primarily include the current portion of liabilities for legal settlements, freight expense, contingent rent expense, interest, utilities, common area and other maintenance charges, and income tax related reserves.

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

As a result of the Merger discussed in Note 3, the Company recorded its assumed self-insurance reserves as of the Merger date at their present value in accordance with applicable accounting standards for business combinations, using a discount rate of 5.4%. The balance of the resulting discount was $4.8 million and $7.4 million at January 28, 2011 and January 29, 2010, respectively. Other than for reserves assumed in a business combination, the Company’s policy is to record self-insurance reserves on an undiscounted basis.

Operating leases and related liabilities

Rent expense is recognized over the term of the lease. The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. Any difference between the calculated expense and the amounts actually paid are reflected as a liability, with the current portion in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $23.2 million and $14.5 million at January 28, 2011 and January 29, 2010, respectively.

The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable, in accordance with applicable accounting standards for contingent rent. The amount expensed but not paid as of January 28, 2011 and January 29, 2010 was approximately $9.2 million and $10.8 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets (See Note 9).

In the normal course of business, based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Generally, for store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the date the store is closed in accordance with applicable accounting standards for costs associated with exit or disposal activities. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. Liabilities are reviewed periodically and adjusted when necessary. The current portion of the closed store rent liability is reflected in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $7.0 million and $7.6 million at January 28, 2011 and January 29, 2010, respectively.

Other liabilities

Non-current Other liabilities consist of the following:

(In thousands)	January 28, 2011	January 29, 2010
Compensation and benefits	$14,531	$12,441
Insurance	131,912	140,633
Income tax related reserves	27,255	68,021
Derivatives	34,923	57,058
Other	22,961	24,195
	$231,582	$302,348

Amounts reflected as “other” in the table above consist primarily of deferred rent, lease contract termination liabilities for closed stores, and rebate obligations.

Fair value accounting

The Company utilizes accounting standards for fair value, which include the definition of fair value, the framework for measuring fair value, and disclosures about fair value measurements. Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. However, the CVAs associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of January 28, 2011, the Company has assessed the significance of the impact of the CVAs on the overall valuation of its derivative positions and has determined that the CVAs are not significant to the overall valuation of its derivatives. Based on the Company's review of the CVAs by counterparty portfolio, the Company has determined that the CVAs are not significant to the overall portfolio valuations, as the CVAs are deemed to be immaterial in terms of basis points and are a very small percentage of the aggregate notional value. Although some of the CVAs as a percentage of termination value appear to be more significant, primary emphasis was placed on a review of the CVA in basis points and the percentage of the notional value. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of January 28, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 28, 2011
Assets:
Trading securities (a)	$8,289	$-	$-	$8,289
Liabilities:
Long-term obligations (b)	3,450,812	20,858	-	3,471,670
Derivative financial instruments (c)	-	34,923	-	34,923
Deferred compensation (d)	16,710	-	-	16,710

(a)	Reflected at fair value in the consolidated balance sheet as Prepaid expenses and other current assets of $2,179 and Other assets, net of $6,110.
(b)	Reflected at book value in the consolidated balance sheet as Current portion of long-term obligations of $1,157 and Long-term obligations of $3,287,070.
(c)	Reflected at fair value in the consolidated balance sheet as noncurrent Other liabilities.
(d)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,179 and non-current Other liabilities of $14,531.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of January 28, 2011.

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

The Company’s derivative financial instruments, in the form of interest rate swaps at January 28, 2011, are related to variable interest rate risk exposures associated with the Company’s long-term debt and were entered into in an effort to manage that risk. The counterparties to the Company’s derivative agreements are all major international financial institutions. The Company continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties; however, there can be no assurance that such nonperformance will not occur.

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

The Company recognizes gift card sales revenue at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards was approximately $2.4 million and $1.9 million at January 28, 2011 and January 29, 2010, respectively, and is recorded in Accrued expenses and other liabilities. Through January 28, 2011, the Company has not recorded any breakage income related to its gift card program.

Advertising costs

Advertising costs are expensed upon performance, “first showing” or distribution, and are reflected net of qualifying cooperative advertising funds provided by vendors in SG&A expenses. Advertising costs were $46.9 million, $41.5 million and $27.8 million in 2010, 2009 and 2008, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in-store signage, and costs associated with the sponsorships of certain automobile racing activities. Vendor funding for cooperative advertising offset reported expenses by $14.2 million, $9.0 million and $7.8 million in 2010, 2009 and 2008, respectively.

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

Store pre-opening costs

Pre-opening costs related to new store openings and the related construction periods are expensed as incurred.

Income taxes

Under the accounting standards for income taxes, the asset and liability method is used for computing the future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns. Deferred income tax expense or benefit is the net change during the year in the Company’s deferred income tax assets and liabilities.

The Company includes income tax related interest and penalties as a component of the provision for income tax expense.

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

Accounting standards

In June 2009 the FASB issued a new accounting standard relating to variable interest entities. This standard amends previous standards and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, specifies updated criteria for determining the primary beneficiary, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, requires enhanced disclosures about an enterprise’s involvement in a variable interest entity, among other provisions. This standard was effective as of the beginning of the Company’s 2010 reporting periods. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications of the 2008 and 2009 amounts have been made to conform to the 2010 presentation.

2.

Initial public offering and special dividend

On November 18, 2009, the Company completed the initial public offering of its common stock. The Company issued 22,700,000 shares in the offering, and an existing shareholder sold an additional 16,515,000 outstanding shares. Net proceeds to the Company from the offering of $446.0 million were used to redeem outstanding debt, as discussed in more detail in Note 7 below. The Company paid a $4.8 million transaction fee to Kohlberg Kravis Roberts & Co., L.P. (“KKR”) and Goldman, Sachs & Co. in connection with the offering. Although this transaction fee was not paid from the net proceeds of the offering, it was directly related to the offering and accounted for as a cost of raising equity.

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

3.

Merger

On July 6, 2007, the Company consummated a merger transaction (the “Merger”), and as a result, the Company is a subsidiary of an entity controlled by investment funds affiliated with KKR. The aggregate purchase price was approximately $7.1 billion, including direct costs of the Merger, and was funded primarily through debt financings as described more fully below in Note 7 and cash equity contributions from KKR, GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), and other equity co-investors (collectively, the “Investors”).

The Merger was accounted for as a reverse acquisition in accordance with applicable purchase accounting provisions. Because of this accounting treatment, the Company’s assets and liabilities were properly accounted for at their estimated fair values as of the Merger date. The purchase price allocation included approximately $4.34 billion of goodwill, none of which is expected to be deductible for tax purposes.

The purchase price allocation as of the Merger date also included approximately $1.4 billion of other intangible assets. As of January 28, 2011 and January 29, 2010, these balances were as follows:

		As of January 28, 2011
(In thousands)	Estimated Useful Life	Amount	Accumulated Amortization	Net
Leasehold interests	2 to 17.5 years	$141,180	$83,458	$57,722
Trade names and trademarks	Indefinite	1,199,200	-	1,199,200
		$1,340,380	$83,458	$1,256,922

		As of January 29, 2010
(In thousands)	Estimated Useful Life	Amount	Accumulated Amortization	Net
Leasehold interests	2 to 17.5 years	$184,168	$100,793	$83,375
Internally developed software	3 years	12,300	10,592	1,708
		196,468	111,385	85,083
Trade names and trademarks	Indefinite	1,199,200	-	1,199,200
		$1,395,668	$111,385	$1,284,283

The Company recorded amortization expense related to amortizable intangible assets for 2010, 2009 and 2008 of $27.4 million, $41.3 million and $45.0 million, respectively, ($25.7 million, $37.2 million and $40.9 million, respectively, of which is included in rent expense). Expected future cash flows associated with the Company’s intangible assets are not expected to be materially affected by the Company’s intent or ability to renew or extend the arrangements.

For intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2011 – $20.9 million, 2012 – $17.0 million, 2013 – $12.0 million, 2014 – $5.8 million and 2015 – $0.9 million.

4.

Earnings per share

Earnings per share is computed as follows (in thousands except per share data):

	2010
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$627,857	341,047	$1.84
Effect of dilutive share-based awards		3,753
Diluted earnings per share	$627,857	344,800	$1.82

	2009
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$339,442	322,778	$1.05
Effect of dilutive share-based awards		2,058
Diluted earnings per share	$339,442	324,836	$1.04

	2008
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$108,182	317,024	$0.34
Effect of dilutive share-based awards		479
Diluted earnings per share	$108,182	317,503	$0.34

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share was determined based on the dilutive effect of share-based awards using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.4 million, 0.2 million and 12.1 million in 2010, 2009 and 2008, respectively.

5.

Property and equipment

Property and equipment is recorded at cost and summarized as follows:

(In thousands)	January 28, 2011	January 29, 2010
Land and land improvements	$174,439	$137,903
Buildings	575,305	520,867
Leasehold improvements	173,836	130,774
Furniture, fixtures and equipment	1,235,756	992,423
Construction in progress	17,933	10,406
	2,177,269	1,792,373
Less accumulated depreciation and amortization	652,694	463,987
Net property and equipment	$1,524,575	$1,328,386

Depreciation expense related to property and equipment was approximately $215.7 million, $201.1 million and $190.5 million for 2010, 2009 and 2008. Amortization of capital lease assets is included in depreciation expense.

6.

Income taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2010	2009	2008
Current:
Federal	$273,005	$173,027	$10,489
Foreign	1,269	1,465	1,084
State	28,062	21,002	1,214
	302,336	195,494	12,787
Deferred:
Federal	42,024	12,412	64,403
Foreign	-	(49)	(3)
State	12,755	4,817	9,034
	54,779	17,180	73,434
	$357,115	$212,674	$86,221

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2010		2009		2008
U.S. federal statutory rate on earnings before income taxes	$344,740	35.0%	$193,241	35.0%	$68,041	35.0%
State income taxes, net of federal income tax benefit	26,877	2.7	18,375	3.3	5,361	2.8
Jobs credits, net of federal income taxes	(8,845)	(0.9)	(8,590)	(1.6)	(9,149)	(4.7)
Increase (decrease) in valuation allowances	(1,003)	(0.1)	(1,722)	(0.3)	3,038	1.6
Income tax related interest expense (benefit), net of federal income taxes	(5,004)	(0.5)	1,289	0.2	(2,015)	(1.0)
Nondeductible Merger-related lawsuit settlement	-	-	(366)	(0.1)	18,130	9.3
Other, net	350	0.1	10,447	2.0	2,815	1.4
	$357,115	36.3%	$212,674	38.5%	$86,221	44.4%

The 2010 effective tax rate is an expense of 36.3%. This expense is greater than the expected tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2010 effective rate is less than the 2009 rate of 38.5% due principally to reductions in state income tax expense, income tax related interest expense and other expense items. The 2010 effective resolution of various examinations by the taxing authorities, when combined with unfavorable examination results in 2009, resulted in a decrease in the year-to-year state income tax expense rate (net of federal income tax expense) of approximately 1.8%. This decrease in state income tax expense was partially offset by an increase in state income tax expense due to a shift in income to companies within the group that have a higher effective state income tax rate. In addition, income tax related interest accruals and income tax related penalty accruals (with the penalty accruals being included in Other, net) were also reduced due to favorable income tax examination results, thereby resulting in a decrease in income tax related interest expense and a decrease in Other income tax expense. Additional decreases in Other, net items occurred due to favorable outcomes in 2010 associated with the completion of a federal income tax examination and reductions in expense associated with uncertain tax benefit accruals.

The 2009 effective tax rate is an expense of 38.5%. This expense is greater than the expected tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2009 effective tax rate is less than the 2008 rate of 44.4% due principally to the unfavorable impact that the non-deductible, Merger-related lawsuit settlement had on the 2008 rate. This reduction in the effective tax rate was partially offset by a decrease in the tax rate benefit related to federal jobs credits. While the total amount of jobs credits earned in 2009 was similar to the amount earned in 2008, the impact of this benefit on the effective tax rate was reduced due to the 2009 increase in income before tax. The 2009 rate was also increased by accruals associated with uncertain tax benefits, which are included in Other, net.

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

Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(In thousands)	January 28, 2011	January 29, 2010
Deferred tax assets:
Deferred compensation expense	$6,653	$7,214
Accrued expenses and other	4,798	4,223
Accrued rent	8,581	5,329
Accrued insurance	67,634	67,124
Accrued bonuses	20,116	26,112
Interest rate hedges	13,650	22,249
Tax benefit of income tax and interest reserves related to uncertain tax positions	2,520	9,498
Other	16,321	15,399
State tax net operating loss carryforwards, net of federal tax	4,697	7,000
State tax credit carryforwards, net of federal tax	12,511	15,696
	157,481	179,844
Less valuation allowances	(7,083)	(8,086)
Total deferred tax assets	150,398	171,758
Deferred tax liabilities:
Property and equipment	(222,757)	(177,171)
Inventories	(68,314)	(66,002)
Trademarks	(435,543)	(435,336)
Amortizable assets	(21,288)	(31,724)
Insurance related tax method change	(14,844)	(30,059)
Bonus related tax method change	(19,520)	-
Other	(3,551)	(2,699)
Total deferred tax liabilities	(785,817)	(742,991)
Net deferred tax liabilities	$(635,419)	$(571,233)

Net deferred tax liabilities are reflected separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred tax liabilities as recorded in the consolidated balance sheets:

(In thousands)	January 28, 2011	January 29, 2010
Current deferred income tax liabilities, net	$(36,854)	$(25,061)
Noncurrent deferred income tax liabilities, net	(598,565)	(546,172)
Net deferred tax liabilities	$(635,419)	$(571,233)

The Company has state net operating loss carryforwards as of January 28, 2011 that total approximately $136.7 million which will expire in 2022 through 2029. The Company also has state tax credit carryforwards of approximately $19.2 million that will expire beginning in 2011 through 2025.

The valuation allowance has been provided for state tax credit carryforwards and federal capital losses. The 2010 and 2009 decreases of $1.0 and $1.7 million, respectively, were recorded as a reduction in income tax expense. The 2008 increase of $8.2 million was recorded as income tax expense of $3.0 million and an adjustment to goodwill of $5.2 million. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

The Internal Revenue Service (“IRS”) is examining the Company’s federal income tax returns for fiscal years 2006, 2007 and 2008. The 2005 and earlier years are not open for examination. The 2009 and 2010 fiscal years, while not currently under examination, are subject to examination at the discretion of the IRS. The Company has various state income tax examinations that are currently in progress. The estimated liability related to these state income tax examinations is included in the Company’s reserve for uncertain tax positions. Generally, the Company’s tax years ended in 2007 and forward remain open for examination by the various state taxing authorities.

As of January 28, 2011, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $26.4 million, $1.9 million and $0.5 million, respectively, for a total of $28.8 million. Of this amount, $0.2 million and $27.3 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the consolidated balance sheet with the remaining $1.3 million reducing deferred tax assets related to net operating loss carry forwards.

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

The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $1.4 million in the coming twelve months principally as a result of the settlement of currently ongoing income tax examinations. The reasonably possible change of $1.4 million is included in current liabilities in Accrued expenses and other ($0.2 million) and in noncurrent Other liabilities ($1.2 million) in the consolidated balance sheet as of January 28, 2011. Also, as of January 28, 2011, approximately $26.4 million of the uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The consolidated statements of income for the respective years reflected below include the following amounts:

(In thousands)	2010	2009	2008
Income tax expense (benefit)	$(12,000)	$11,900	$800
Income tax related interest expense (benefit)	(5,800)	2,300	(1,000)
Income tax related penalty expense (benefit)	(700)	400	300

A reconciliation of the uncertain income tax positions from February 1, 2008 through January 28, 2011 is as follows:

(In thousands)	2010	2009	2008
Beginning balance	$67,636	$59,057	$96,600
Increases – tax positions taken in the current year	125	13,701	25,977
Decreases – tax positions taken in the current year	-	-	(2,250)
Increases – tax positions taken in prior years	-	4,039	3,271
Decreases – tax positions taken in prior years	(36,973)	(1,111)	(58,607)
Statute expirations	(1,570)	-	(1,955)
Settlements	(2,789)	(8,050)	(3,979)

Ending balance	$26,429	$67,636	$59,057

7.

Current and long-term obligations

Current and long-term obligations consist of the following:

(In thousands)	January 28, 2011	January 29, 2010
Senior secured term loan facility	$1,963,500	$1,963,500
ABL Facility	-	-
10 5/8% Senior Notes due July 15, 2015, net of discount of $11,161 and $14,788, respectively	853,172	964,545
11 7/8/12 5/8% Senior Subordinated Notes due July 15, 2017	450,697	450,697
8 5/8% Notes due June 15, 2010	-	1,822
Capital lease obligations	6,363	8,327
Tax increment financing due February 1, 2035	14,495	14,495
	3,288,227	3,403,386
Less: current portion	(1,157)	(3,671)
Long-term portion	$3,287,070	$3,399,715

The Company entered into two senior secured credit agreements (the “Credit Facilities”) at the time of the Merger. As of January 28, 2011, the Credit Facilities provide total financing of $2.995 billion, consisting of $1.964 billion in a senior secured term loan facility (“Term Loan Facility”) which matures on July 6, 2014, and a senior secured asset-based revolving credit facility (“ABL Facility”) of up to $1.031 billion, subject to borrowing base availability, which matures on July 6, 2013.

The amount available under the ABL Facility (including up to $350.0 million for letters of credit) may not exceed the borrowing base (consisting of specified percentages of eligible inventory and credit card receivables less any applicable availability reserves). The ABL Facility includes a $930.0 million tranche and a $101.0 million (“last out”) tranche. Repayments of the ABL Facility will be applied to the $101.0 million tranche only after all other tranches have been fully paid down.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the Term Loan, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) under the ABL Facility (except in the last out tranche described above) as of January 28, 2011 and January 29, 2010, 1.25% for

LIBOR borrowings and 0.25% for base-rate borrowings and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. The interest rate for borrowings under the Term Loan Facility was 3.0% (without giving effect to the interest rate swaps discussed in Note 8) as of both January 28, 2011 and January 29, 2010, respectively.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments. The commitment fee rate is 0.375% per annum. The commitment fee rate will be reduced (except with regard to the last out tranche) to 0.25% per annum at any time that the unutilized commitments under the ABL Facility are equal to or less than 50% of the aggregate commitments under the ABL Facility. The Company also must pay customary letter of credit fees.

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

Beginning September 30, 2009, the Company was required to repay installments on the loans under the Term Loan Facility in equal quarterly principal amounts in an aggregate amount per annum equal to 1% of the total funded principal amount at July 6, 2007. During 2009, the Company paid two such quarterly installments totaling $11.5 million. In addition, in January 2010 the Company voluntarily prepaid $325 million of the principal balance of the Term Loan Facility, and as a result, no further quarterly principal installments will be required prior to maturity of the Term Loan Facility on July 6, 2014. The Company incurred a pretax loss of $4.7 million in 2009 for the write off of debt issuance costs associated with this prepayment.

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

Under the ABL facility, for the years ended January 28, 2011 and January 29, 2010, the Company had no borrowings or repayments; for the year ended January 30, 2009, the Company had no borrowings and repayments of $102.5 million. As of January 28, 2011 and January 29, 2010, respectively, amounts outstanding under the ABL Facility included $52.7 million and $85.1 million of standby letters of credit, and $19.1 million and $15.4 million of commercial letters of credit, while excess availability under the ABL Facility was $959.3 million and $930.6 million, respectively.

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

Interest on the Notes is payable on January 15 and July 15 of each year. Interest on the Senior Notes and Senior Subordinated Notes is payable in cash. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum. For certain interest periods, the Company previously had the ability to elect to pay interest on the Senior Subordinated Notes by increasing the principal amount of the Senior Subordinated Notes or issuing new senior subordinated notes (“PIK interest”), instead of paying interest in cash. This election was never utilized by the Company and due to the expiration of the notification period for such option, all interest on the Notes has been paid in cash.

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

In May 2010, the Company repurchased in the open market $50.0 million aggregate principal amount of 10.625% senior notes due 2015 at a price of 111.0% plus accrued and unpaid interest. In September 2010, the Company repurchased in the open market $65.0 million aggregate principal amount of 10.625% senior notes due 2015 at a price of 110.75% plus accrued and unpaid interest. The 2010 repurchases resulted in pretax losses totaling $14.7 million. In connection with the Company’s November 2009 initial public offering, as further discussed in Note 2, the Company repurchased $195.7 million of the Senior Notes and $205.2 million of the

Senior Subordinated Notes at redemption prices of 110.625% and 111.875%, respectively, plus accrued and unpaid interest, resulting in pretax losses totaling $50.6 million. In January 2009, the Company repurchased $44.1 million of the Senior Subordinated Notes, resulting in a pretax gain of $3.8 million. Pretax gains and losses associated with the redemption of the Notes are reflected in Other (income) expense in the consolidated statements of operations.

The indentures contain certain covenants, including, among other things, covenants that limit the Company’s ability to incur additional indebtedness, create liens, sell assets, enter into transactions with affiliates, or consolidate or dispose of all of its assets.

Scheduled debt maturities, including capital lease obligations, for the Company’s fiscal years listed below are as follows (in thousands): 2011 - $1,157; 2012 - $707; 2013 - $292; 2014 - $1,963,815; 2015 - $864,787; thereafter - $468,630.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Subsequent to the Merger, these transactions represent the only amounts reflected in Accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. During the year ended January 28, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of January 28, 2011, the Company had three interest rate swaps with a combined notional value of $1.05 billion that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI and such net gain or loss is being reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $27.2 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. In February 2009, the Company entered into a commodity hedge related to diesel fuel to limit its exposure to variability in diesel fuel prices and their effect on transportation costs. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of January 28, 2011, the Company had no outstanding commodity hedges. During 2009, the Company entered into one diesel fuel commodity swap hedging monthly usage of diesel fuel that was not designated as a hedge in a qualifying hedging relationship, which expired prior to January 29, 2010.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of January 28, 2011 and January 29, 2010 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps:
As of January 28, 2011			Other liabilities	$34,923
As of January 29, 2010			Other liabilities	$57,058

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the consolidated statement of operations (including OCI) for the years ended January 28, 2011 and January 29, 2010:

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations For the year ended January 28, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$19,717	Interest expense	$42,994	Other (income) expense	$526

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations For the year ended January 29, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$42,324	Interest expense	$50,140	Other (income) expense	$618

Derivatives Not Designated as Hedging Instruments		Location of Gain or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Commodity hedges		Other (income) expense	$(341)

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness.

As of January 28, 2011, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $44.0 million. If the Company had breached any of these provisions at January 28, 2011, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value equal to the fair value of $44.0 million. As of January 28, 2011, the Company had not breached any of these provisions or posted any collateral related to these agreements.

9.

Commitments and contingencies

Leases

As of January 28, 2011, the Company was committed under operating lease agreements for most of its retail stores. Many of the Company’s stores are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of 10-15 years with multiple renewal options. The Company also has stores subject to shorter-term leases (usually with initial or current terms of three to five years), and many of these leases have multiple renewal options. Approximately 35% of the leased stores have provisions for contingent rentals based upon a specified percentage of defined sales volume. The Company leases three of its DCs. The land and buildings of two of the DCs are subject to operating lease agreements and the third DC is subject to a financing arrangement. The entities involved in the ownership structure underlying these leases meet the accounting definition of a Variable Interest Entity (“VIE”). The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements. Certain leases contain restrictive covenants. As of January 28, 2011, the Company is not aware of any material violations of such covenants.

In January 1999, the Company sold its DC located in Ardmore, Oklahoma for 100% cash consideration. Concurrent with the sale transaction, the Company leased the property back for a period of 23 years. The transaction was recorded as a financing obligation rather than a sale as a result of, among other things, the lessor’s ability to put the property back to the Company under certain circumstances. The property and equipment, along with the related lease obligation associated with this transaction are recorded in the consolidated balance sheets. In August 2007, the Company purchased a secured promissory note (the “Ardmore Note”) from an unrelated third party with a face value of $34.3 million at the date of purchase which approximated the remaining financing obligation. The Ardmore Note represents debt issued by the third party entity from which the Company leases the Ardmore DC and therefore the Company holds the debt instrument pertaining to its lease financing obligation. Because a legal right of offset exists, the Company is accounting for the Ardmore Note as a reduction of its outstanding financing obligation in its consolidated balance sheets.

Future minimum payments as of January 28, 2011 for capital and operating leases are as follows:

(In thousands)	Capital Leases	Operating Leases
2011	$1,535	$481,921
2012	1,040	444,804
2013	599	394,781
2014	602	338,781
2015	627	275,299
Thereafter	4,609	1,067,756

Total minimum payments	9,012	$3,003,342
Less: imputed interest	(2,649)
Present value of net minimum lease payments	6,363
Less: current portion, net	(1,157)
Long-term portion	$5,206

Capital leases were discounted at an effective interest rate of approximately 6.3% at January 28, 2011. The gross amount of property and equipment recorded under capital leases and financing obligations at January 28, 2011 and at January 29, 2010, was $31.0 million and $34.8 million, respectively. Accumulated depreciation on property and equipment under capital leases and financing obligations at January 28, 2011 and January 29, 2010, was $7.4 million and $6.9 million, respectively.

Rent expense under all operating leases is as follows:

(In thousands)	2010	2009	2008
Minimum rentals (a)	$471,402	$407,379	$370,827
Contingent rentals	17,882	21,248	18,796
	$489,284	$428,627	$389,623

(a)

Excludes amortization of leasehold interests of $25.7 million, $37.2 million and $40.9 million included in rent expense for the years ended January 28, 2011, January 29, 2010 and January 30, 2009, respectively.

Legal proceedings

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) (“Richter”) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff’s motion. On March 23, 2007, the court conditionally certified a nationwide class. On December 2, 2009, notice was mailed to over 28,000 current or former Dollar General store managers, and approximately 3,860 individuals opted into the lawsuit. In September 2010, the court entered a scheduling order that governs, among other things, deadlines for fact discovery (September 30, 2011) and the Company’s anticipated decertification motion (August 15, 2011). The court’s scheduling order establishes a trial date of February 12, 2012.

On July 20, 2010, a lawsuit was filed in the judicial district in which the Richter matter is pending in which a former store manager made allegations substantially similar to those raised in Richter and sought to represent a nationwide class of current and former store managers (Lisa Beard v. Dollar General Corporation, et al., Case No. 7:10-cv-01956-SLB). The plaintiff in Beard seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On March 4, 2011, the Beard plaintiff moved to amend her complaint to strike all class allegations and notified the court of her withdrawal of the consent forms previously filed by approximately 95 opt-in plaintiffs. The plaintiff’s motion to amend was granted on March 7, 2011, which had the effect of rendering the Beard action a single-plaintiff case. If the case remains a single-plaintiff case, it is extremely unlikely that the case could have a material impact on the Company’s financial statements as a whole.

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the Richter action is not appropriate for collective action treatment. The Company has obtained summary judgment in some, although not all, of its pending individual or single-plaintiff store manager exemption cases in which it has filed such a motion.

The Company intends to vigorously defend the Richter and Beard matters. However, at this time, it is not possible to predict whether Richter ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful in the defense of either action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in Richter. For these reasons, the Company is unable to estimate any potential loss or range of loss in that action; however, if the Company is not successful in its defense efforts, the resolution of the Richter action could have a material adverse effect on the Company’s financial statements as a whole.

On May 18, 2006, the Company was served with a lawsuit entitled Tammy Brickey, Becky Norman, Rose Rochow, Sandra Cogswell and Melinda Sappington v. Dolgencorp, Inc. and Dollar General Corporation (Western District of New York, Case No. 6:06-cv-06084-DGL, originally filed on February 9, 2006 and amended on May 12, 2006 (“Brickey”)). The Brickey plaintiffs seek to proceed collectively under the FLSA and as a class under New York, Ohio, Maryland and North Carolina wage and hour statutes on behalf of, among others, assistant store managers who claim to be owed wages (including overtime wages) under those statutes. On February 22, 2011, the court denied the plaintiffs’ class certification motion in its entirety and ordered that the matter proceed only as to the named plaintiffs. To date, the plaintiffs have not appealed that order. If the case proceeds only as to the named plaintiffs, the Company does not expect the outcome to be material to its financial statements as a whole.

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

On April 19, 2010, the plaintiffs moved for class certification relating to their Title VII claims. The Company filed its response to the certification motion in June 2010. Briefing has closed, and the parties are awaiting a ruling. The Company’s motion to decertify the Equal Pay Act class was denied as premature. The Company expects to file a similar motion in due course.

The parties have agreed to mediate this action, and the mediation is scheduled to begin on March 24, 2011. The court has stayed the action during the period in which the parties attempt to resolve the matter.

The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in any resolution of some or all of the plaintiffs’ claims.

At this time, it is not possible to predict whether the court ultimately will permit the Calvert action to proceed collectively under the Equal Pay Act or as a class under Title VII. Although the Company intends to vigorously defend the action, no assurances can be given that it will be successful in the defense on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims raised in this action. For these reasons, the Company is unable to estimate any potential loss or range of loss; however, if the Company is not successful in defending this action, its resolution could have a material adverse effect on the Company’s financial statements as a whole.

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

Before the Company was served with the Gross complaint, the plaintiffs dismissed the action and re-filed it in the United States District Court for the Northern District of Mississippi, now captioned as Cynthia Walker, et al. v. Dollar General Corporation, et al. (Civil Action No. 4:10-CV119-P-S). The Walker complaint was filed on September 16, 2010, and although it adds approximately eight additional plaintiffs, it adds no substantive allegations beyond those alleged in the Gross complaint. The Company filed a motion to transfer the case back to the Southern District of Mississippi and a motion to dismiss for lack of personal jurisdiction over two corporate defendants and for failure to state a claim as to Dollar General Corporation, all of which are pending. The court stayed the matter pending resolution of the motion to dismiss. To date, no other individuals have opted into the Walker matter, and the plaintiffs have not asked the court to certify any class.

On August 26, 2010, a lawsuit containing allegations substantially similar to those raised in the Walker matter was filed by a single plaintiff in the United States District Court for the Eastern District of Kentucky (Brenda McCown v. Dollar General Corporation, Case No. 210-297 (WOB)). On December 22, 2010, the court entered an order establishing certain deadlines, including the deadline for discovery related to certification issues (June 1, 2011) and for plaintiff’s certification motion, if any (June 30, 2011). No trial date has been set. To date, approximately three other individuals have opted into the McCown matter. The plaintiff has not asked the court to certify any class.

At this time, it is not possible to predict whether the courts will permit the Walker or McCown actions to proceed collectively. However, the Company believes that those actions are not appropriate for collective treatment and that its wage and hour policies and practices comply with both federal and state law. Although the Company plans to vigorously defend Walker and McCown, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims raised in these actions. For these reasons, the Company is unable to estimate any potential loss or range of loss; however if the Company is not successful in its defense efforts, the resolution of either or both of these actions could have a material adverse effect on the Company’s financial statements as a whole.

In October 2008, the Company terminated an interest rate swap as a result of the counterparty’s declaration of bankruptcy. This declaration of bankruptcy constituted a default under the contract governing the swap, giving the Company the right to terminate. The Company subsequently settled the swap in November 2008 for approximately $7.6 million, including interest accrued to the date of termination. On May 14, 2010, the Company received a demand from the counterparty for an additional payment of approximately $19 million plus interest, claiming that the valuation used to calculate the $7.6 million was commercially unreasonable, and seeking to invoke the alternative dispute resolution procedures established by the bankruptcy court. The Company is participating in the alternative dispute resolution procedures because it believes a reasonable settlement would be in the best interest of the Company to avoid the substantial risk and costs of litigation, but does not believe that additional payment is owed. The Company believes the methodology it used to calculate the settlement amount was commercially reasonable and appropriate; however, no assurances can be given that the Company will be successful in its defense on the merits or otherwise. If the Company is successful in its defense, no loss will occur. If the Company is not successful or it deems it advisable to resolve the matter prior to trial through the continuing mediation, the resolution of this action could result in a loss up to the claimed $19 million plus interest.

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

Participants are permitted to contribute between 1% and 25% of their pre-tax annual eligible compensation as defined in the 401(k) plan document, subject to certain limitations under the Internal Revenue Code. Employees who are over age 50 are permitted to contribute additional amounts on a pre-tax basis under the catch-up provision of the 401(k) plan subject to Internal Revenue Code limitations. The Company currently matches employee contributions, including catch-up contributions, at a rate of 100% of employee contributions up to 5% of annual eligible salary, after an employee has been employed for over one year and has completed a minimum of 1,000 hours of service.

A participant’s right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2010, 2009 and 2008, the Company expensed approximately $9.5 million, $8.4 million and $8.0 million, respectively, for matching contributions.

The Company also has a nonqualified supplemental retirement plan (“SERP”) and compensation deferral plan (“CDP”), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and highly compensated employees. The SERP is a noncontributory defined contribution plan with annual Company contributions ranging from 2% to 10% of base pay plus bonus depending upon age, years of service and job grade. Under the CDP, participants may defer up to 65% of base pay and up to 100% of bonus pay. An employee may be designated for participation in one or both of the plans, according to the eligibility requirements of the plans. The Company matches base pay deferrals at a rate of 100% of base pay deferral, up to 5% of annual salary, with annual salary offset by the amount of match-eligible salary in the 401(k) plan. All participants are 100% vested in their CDP accounts. The Company incurred compensation expense for these plans of approximately $1.7 million, $1.9 million and $1.2 million in 2010, 2009 and 2008, respectively.

The CDP/SERP Plan assets are invested in accounts selected by the Company’s Compensation Committee or its delegate. Effective August 2, 2008, the deemed fund options under the CDP/SERP Plan were changed to mirror the same fund options offered under the 401(k) plan which include a combination of registered mutual funds and a collective trust fund.

Vested amounts are payable at the time designated by the plan upon the participant’s termination of employment, disability, death or retirement, except that participants may elect to receive an in-service distribution or an “unforeseeable emergency hardship” distribution of vested amounts credited to the CDP account. Account balances are payable in cash.

Asset balances in the fund options that mirror the registered mutual funds are stated at fair value, which is based on quoted market prices. Asset balances in the collective trust fund are stated at contract value of the underlying fund assets. These investments are classified as trading securities in the consolidated balance sheets as further discussed in Note 1. The deferred compensation liability related to the fund options is recorded at the fair value of the investment options for the registered mutual funds and at contract value for the collective trust fund. See Note 1 for additional discussion.

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

Prior to the Merger, the Company maintained various share-based compensation programs which included options, restricted stock and restricted stock units. In connection with the Merger, the Company’s outstanding stock options, restricted stock and restricted stock units became fully vested immediately prior to the closing of the Merger and were settled in cash, canceled or, in limited circumstances, certain stock options held by Company management were exchanged for new options to purchase common stock in the Company (the “Rollover Options”). The exercise price of the Rollover Options and the number of shares of Company common stock underlying the Rollover Options were adjusted as a result of the Merger. The Rollover Options otherwise continue under the terms of the equity plan under which the original options were issued.

On July 6, 2007, the Company’s Board of Directors adopted the 2007 Stock Incentive Plan for Key Employees, which plan was subsequently amended (as so amended, the “Plan”).

The Plan provides for the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates. The number of shares of Company common stock authorized for grant under the Plan is 31,142,858. No more than 4.5 million shares may be granted to any one Plan participant in the form of stock options and stock appreciation rights in any given fiscal year of the Company, and no more than 1.5 million shares may be granted to any one Plan participant in the form of other stock-based awards in any given fiscal year of the Company. As of January 28, 2011, 17,837,497 of such shares are available for future grants.

Since the Merger, the Company has granted options under the Plan that vest solely upon the continued employment of the recipient (“Time Options”) as well as options that vest upon the achievement of predetermined annual or cumulative financial-based targets (“Performance Options”). Through November 2009, 20% of each of the Time Options and Performance Options generally vest annually over a five-year period. Beginning in December 2009, the Company began granting awards whereby 25% of each of the Time Options and Performance Options generally vest annually over a four-year period. Assuming the financial targets are met, the Performance Options vest as of the Company’s fiscal year end, and as a result the initial and final tranche of each Performance Option grant is prorated based upon the date of grant. In the event the performance target is not achieved in any given annual performance period, the Performance Options for that period may still subsequently vest, provided that a cumulative performance target is achieved. Vesting of the Time Options and Performance Options is also subject to acceleration in the event of an earlier change in control or certain public offerings of the Company’s common stock. Each of these options, whether Time Options or Performance Options have a contractual term of 10 years and an exercise price equal to the fair value of the underlying common stock on the date of grant.

Both the Time Options and the Performance Options are subject to various provisions set forth in a management stockholder’s agreement entered into with each option holder by which the Company may require the employee, upon termination, to sell to the Company any vested options or shares received upon exercise of the Time Options or Performance Options at amounts that differ based upon the reason for the termination. In particular, in the event that the employee resigns “without good reason” (as defined in the management stockholder’s agreement), then any options whether or not then exercisable are forfeited and any shares received upon prior exercise of such options are callable at the Company’s option at an amount equal to the lesser of fair value or the amount paid for the shares (i.e., the exercise price). In such cases, because the employee would not benefit in any share appreciation over the exercise price, for accounting purposes such options are not considered vested until the expiration of the Company’s call option, which is generally five years subsequent to the date of grant. Accordingly, all references to the vesting provisions or vested status of the options discussed in this note give effect to the vesting pursuant to these accounting provisions and may differ from descriptions of the vesting status of the Time Options and Performance Options located elsewhere in this report or the Company’s other SEC filings. The Company records expense for Time Options on a straight-line basis over the term of the management stockholder’s agreement (generally five years).

Each of the Company’s management-owned shares, Rollover Options, and vested new options include certain provisions by which the holder of such shares, Rollover Options, or vested new options may require the Company to repurchase such instruments in limited circumstances. Specifically, each such instrument is subject to a put right for a period of 365 days after termination due to the death or disability of the holder of the instrument that occurs generally within five years from the date of grant. In such circumstances, the holder of such instruments may require the Company to repurchase any shares at the fair market value of such shares and any Rollover Options or vested new options at a price equal to the intrinsic value of such Rollover or vested new options. Because the Company does not have control over the circumstances in which it may be required to repurchase the outstanding shares or Rollover Options, such shares and Rollover Options, valued at $8.8 million and $0.4 million, respectively, at January 28, 2011, and $14.4 million and $4.1 million, respectively, at January 29, 2010, have been classified as Redeemable common stock in the accompanying consolidated balance sheets as of these dates. The values of these equity instruments are based upon the fair value and intrinsic value, respectively, of the underlying stock and Rollover Options at the date of issuance. Because redemption of such shares is uncertain, such shares are not subject to re-measurement until their redemption becomes probable.

Subsequent to the Merger, the Company’s Board of Directors adopted an Equity Appreciation Rights Plan, which plan was later amended and restated (as amended and restated, the “Rights Plan”). The Rights Plan provides for the granting of equity appreciation rights to nonexecutive managerial employees. In 2009, the Rights Plan was modified such that certain equity appreciation rights vested as a result of the Company’s initial public offering discussed in Note 2 that otherwise would not have vested. At January 29, 2010, 697,762 equity appreciation rights were outstanding. During 2010, 783,322 equity appreciation rights were granted, 1,406,237 of such rights, affecting 1,028 employees, vested in conjunction with the Company stock offerings, 21,557 of such rights vested as a result of other provisions of the Rights Plan, 53,290 of such rights were cancelled and no such rights remain outstanding at January 28, 2011.

For the year ended January 28, 2011, the fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in net income before income taxes in the amount of $30.2 million ($18.4 million net of tax) of which $12.7 million ($7.8 million net of tax) was related to stock options, $17.4 million ($10.6 million net of tax) was related to equity appreciation rights and less than $0.1 million was related to restricted stock units as discussed in more detail below.

For the year ended January 29, 2010, the fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in net income before income taxes in the amount of $22.2 million ($13.6 million net of tax) of which $11.7 million ($7.1 million net of tax) was related to stock options, $7.2 million ($4.4 million net of tax) was related to equity appreciation rights and $3.3 million ($2.0 million net of tax) was related to restricted stock as discussed in more detail below. Of these amounts, $6.9 million of the expense for equity appreciation rights and $2.5 million of the expense for restricted stock was attributable to the vesting of certain awards in conjunction with the Company’s initial public offering.

For the year ended January 30, 2009, the Company recorded share-based compensation expense and a corresponding reduction in net income before income taxes in the amount of $10.0 million ($6.1 million net of tax) of which $8.9 million ($5.4 million net of tax) was related to stock options and $1.1 million ($0.7 million net of tax) was related to restricted stock.

The fair value of each option grant is separately estimated by applying the Black-Scholes-Merton option pricing valuation model. The weighted average for key assumptions used in determining the fair value of options granted in the years ended January 28, 2011, January 29, 2010 and January 30, 2009, and a summary of the methodology applied to develop each assumption, are as follows:

	January 28, 2011	January 29, 2010	January 30, 2009
Expected dividend yield	0%	0%	0%
Expected stock price volatility	39.1%	41.2%	40.2%
Weighted average risk-free interest rate	2.8%	2.8%	2.8%
Expected term of options (years)	7.0	7.4	7.4

Expected dividend yield - This is an estimate of the expected dividend yield on the Company’s stock. The Company is subject to limitations on the payment of dividends under its Credit Facilities as further discussed in Note 7. An increase in the dividend yield will decrease compensation expense.

Expected stock price volatility - This is a measure of the amount by which the price of the Company’s common stock has fluctuated or is expected to fluctuate. Subsequent to the Merger the expected volatilities have been based upon the historical volatilities of a peer group of four companies, as the Company’s common stock has only been publicly traded for a limited period of time relative to the expected term of the options. An increase in the expected volatility will increase compensation expense.

Weighted average risk-free interest rate - This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected term of options - This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of 10 years. Due to the relatively limited historical data for grants issued subsequent to the Merger, the Company has estimated the expected term as the mid-point between the vesting date and the contractual term of the option. An increase in the expected term will increase compensation expense.

At January 28, 2011, 53,434 Rollover Options were outstanding, all of which were exercisable. The aggregate intrinsic value of these outstanding Rollover Options was $1.4 million with a weighted average remaining contractual term of 4.3 years, and a weighted average exercise price of $2.1875.

A summary of Time Options activity during the period ended January 28, 2011 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, January 29, 2010	6,123,052	$8.68
Granted	348,784	27.39
Exercised	(342,293)	8.15
Canceled	(351,412)	10.53
Balance, January 28, 2011	5,778,131	$9.73	7.3	$108,104
Vested or expected to vest at January 28, 2011	5,491,477	$9.55	7.2	$103,695
Exercisable at January 28, 2011	2,773,235	$8.31	7.0	$55,706

The weighted average grant date fair value of Time Options granted during 2010, 2009 and 2008 was $12.61, $6.73 and $4.17, respectively.

A summary of Performance Options activity during the period ended January 28, 2011 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, January 29, 2010	6,251,623	$8.67
Granted	348,784	27.39
Exercised	(777,249)	8.13
Canceled	(326,134)	10.58
Balance, January 28, 2011	5,497,024	$9.82	7.3	$102,369
Vested or expected to vest at January 28, 2011	5,198,923	$9.62	7.3	$97,838
Exercisable at January 28, 2011	3,426,809	$8.68	7.0	$67,597

The weighted average grant date fair value of Performance Options granted was $12.61, $6.73 and $4.17 during 2010, 2009 and 2008, respectively.

In April 2010, the Company granted 100,000 options to its Chief Executive Officer with an exercise price of $29.38 and a vesting period of one year from the date of grant.

The total intrinsic value of all stock options repurchased by the Company under terms of the management stockholders’ agreements during 2010, 2009 and 2008 was $0.1 million, $0.8 million and $2.5 million, respectively.

At January 28, 2011, the total unrecognized compensation cost related to non-vested stock options was $30.8 million with an expected weighted average expense recognition period of 2.8 years.

The Company currently believes that the performance targets related to the unvested Performance Options will be achieved. If such goals are not met, and there is no change in control or certain public offerings of the Company’s common stock which would result in the acceleration of vesting of the Performance Options, future compensation cost relating to unvested Performance Options will not be recognized.

Through January 28, 2011, all Time Options and Performance Options have been granted to employees. During the fourth quarter of 2009, the Company granted 33,051 non-qualified stock options to members of its Board of Directors. These options vest ratably on an annual basis over a four year period from the date of grant.

In January 2008, the Company granted 508,572 nonvested restricted shares to its Chief Executive Officer. As a result of the Company’s initial public offering these shares vested, at a total fair value equal to $11.5 million. Subsequent to the offering, the Company granted a total of 9,084 restricted stock unit awards to members of its Board of Directors. For 2010, 2009 and 2008, the share-based compensation expense related to nonvested shares before income taxes was less than $0.1 million, $3.3 million ($2.0 million net of tax) and $1.1 million ($0.7 million net of tax), respectively. At January 28, 2011, the total compensation cost related to nonvested restricted stock awards not yet recognized was approximately $0.1 million.

All nonvested restricted stock and restricted stock unit awards granted in the periods presented had a purchase price of zero. The Company records compensation expense on a straight-line basis over the restriction period based on the market price of the underlying stock on the date of grant. The nonvested restricted stock unit awards granted under the plan to non-employee directors during 2009 vested or are scheduled to vest in one-third increments at each of the Company’s three subsequent annual shareholder meetings.

12.

Related party transactions

Affiliates of certain of the Investors participated as (i) lenders in the Company’s Credit Facilities discussed in Note 7; (ii) initial purchasers of the Company’s Notes discussed in Note 7; (iii) counterparties to certain interest rate swaps discussed in Note 8 and (iv) as advisors in the Merger.

The Company believes affiliates of KKR and Goldman, Sachs & Co. (among other entities) are lenders under the Term Loan Facility. The amount of principal outstanding under the Term Loan Facility from the date of the Merger to September 30, 2009, was $2.3 billion. The Company paid principal of $336.5 million during the remainder of 2009 and approximately $53.4 million, $74.8 million and $133.4 million of interest on the Term Loan Facility during 2010, 2009 and 2008, respectively.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap with a notional amount of $323.3 million and $396.7 million as of January 28, 2011 and January 29, 2010, respectively, entered into in connection with the Term Loan Facility. The Company paid Goldman, Sachs & Co. approximately $12.9 million, $17.9 million and $9.5 million in 2010, 2009 and 2008, respectively, pursuant to the interest rate swap as further discussed in Note 8.

The Company entered into a sponsor advisory agreement, dated July 6, 2007, with KKR and Goldman, Sachs & Co. pursuant to which those entities provided management and advisory services to the Company. Under the terms of the sponsor advisory agreement, among other things, the Company was obliged to pay to those entities an aggregate, initial management fee of

$5.0 million annually. Upon the completion of the Company’s initial public offering discussed in Note 2, pursuant to the advisory agreement, the Company paid a fee of $63.6 million from cash generated from operations to KKR and Goldman, Sachs & Co., which amount included a transaction fee equal to 1%, or $4.8 million, of the gross primary proceeds from the offering accounted for as a cost of raising equity and a corresponding reduction to Additional paid-in capital; and approximately $58.8 million in connection with its termination, which is included in SG&A expenses for 2009. Including the transaction and termination fees discussed above, the total management fees and other expenses incurred for the years ended January 28, 2011, January 29, 2010 and January 30, 2009 totaled $0.2 million, $68.0 million and $6.6 million, respectively. In addition, on July 6, 2007, the Company entered into a separate indemnification agreement with the parties to the sponsor advisory agreement, pursuant to which the Company agreed to provide customary indemnification to such parties and their affiliates.

From time to time, the Company uses Capstone Consulting, LLC, a team of executives who work exclusively with KKR portfolio companies providing certain consulting services. The Chief Executive Officer of Capstone served on the Company’s Board of Directors until March 2009. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, prior to January 1, 2007 KKR had provided financing to Capstone. The aggregate fees incurred for Capstone services for the periods ended January 28, 2011, January 29, 2010 and January 30, 2009 totaled zero, $0.2 million and $3.0 million, respectively.

The Company entered into an underwriting agreement with KKR Capital Markets (an affiliate of KKR), Goldman, Sachs & Co., Citigroup Global Markets Inc., and several other entities to serve as underwriters in connection with its initial public offering. The Company provided underwriting discounts of approximately $27.4 million pursuant to the underwriting agreement, approximately $6.0 million of which was provided to each of (a) KKR Capital Markets; (b) Goldman, Sachs & Co.; and (c) Citigroup Global Markets Inc. The Company paid approximately $3.3 million in expenses related to the initial public offering (excluding underwriting discounts and commissions), including the offering-related expenses of the selling shareholder which the Company was required to pay under the terms of an existing registration rights agreement.

Affiliates of KKR and of Goldman, Sachs & Co. served as underwriters in connection with the secondary offerings of the Company’s common stock held by certain existing shareholders that were completed in April 2010 and December 2010. The Company did not sell shares of common stock, receive proceeds from the secondary sales, or pay any underwriting fees in connection with either secondary offering. Certain members of our management, including certain of our executive officers, exercised registration rights in connection with such offerings.

13.

Segment reporting

The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company’s business. As of January 28, 2011, all of the Company’s operations were located within the United States with the exception of a Hong Kong subsidiary, and a liaison office in India, the collective assets and revenues of which are not material. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(In thousands)	2010	2009	2008
Classes of similar products:
Consumables	$9,332,119	$8,356,381	$7,248,418
Seasonal	1,887,917	1,711,471	1,521,450
Home products	917,638	869,772	862,226
Apparel	897,326	858,756	825,574
Net sales	$13,035,000	$11,796,380	$10,457,668

14.

Quarterly financial data (unaudited)

The following is selected unaudited quarterly financial data for the fiscal years ended January 28, 2011 and January 29, 2010. Each quarterly period listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Net sales	$3,111,314	$3,214,155	$3,223,427	$3,486,104
Gross profit	999,756	1,035,979	1,010,668	1,130,153
Operating profit	290,723	300,757	274,334	408,251
Net income	135,996	141,195	128,120	222,546
Basic earnings per share	0.40	0.41	0.38	0.65
Diluted earnings per share	0.39	0.41	0.37	0.64

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Net sales	$2,779,937	$2,901,907	$2,928,751	$3,185,785
Gross profit	855,358	906,042	903,082	1,025,389
Operating profit	224,869	233,217	216,239	278,933
Net income	83,006	93,590	75,649	87,197
Basic earnings per share	0.26	0.29	0.24	0.26
Diluted earnings per share	0.26	0.29	0.24	0.26

As discussed in Note 11, in the first quarter of 2010 the Company incurred share-based compensation expenses of $13.3 million ($8.1 million net of tax, or $0.02 per diluted share) for the accelerated vesting of certain share-based awards in conjunction with a secondary offering of the Company’s common stock which is included in SG&A expenses.

As discussed in Note 7, in the second quarter of 2010, the Company repurchased $50.0 million principal amount of its outstanding Senior Notes, resulting in a pretax loss of $6.5 million ($4.0 million net of tax, or $0.01 per diluted share) which is recognized as Other (income) expense.

As discussed in Note 7, in the third quarter of 2010, the Company repurchased $65.0 million principal amount of its outstanding Senior Notes, resulting in a pretax loss of $8.2 million ($5.0 million net of tax, or $0.01 per diluted share) which is recognized as Other (income) expense.

As discussed in Note 11, in the fourth quarter of 2010 the Company incurred share-based compensation expenses of $3.8 million ($2.3 million net of tax, or $0.01 per diluted share) for the accelerated vesting of certain share-based awards in conjunction with a secondary offering of the Company’s common stock which is included in SG&A expenses.

As discussed in Note 12, in the fourth quarter of 2009, the Company terminated an advisory agreement with KKR and Goldman, Sachs & Co. pursuant to which those entities provided management and advisory services to the Company, which resulted in a pretax charge of approximately $58.8 million ($46.2 million net of tax, or $0.14 per diluted share), which is included in SG&A expenses.

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

As discussed in Note 11, in the fourth quarter of 2009 the Company incurred share-based compensation expenses of $9.4 million ($5.8 million net of tax, or $0.02 per diluted share) for the accelerated vesting of certain share-based awards in conjunction with the Company’s initial public offering, which is included in SG&A expenses.

15.

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

	January 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$111,545	$364,404	$21,497	$-	$497,446
Merchandise inventories	-	1,765,433	-	-	1,765,433
Income taxes receivable	13,529	-	-	(13,529)	-
Deferred income taxes receivable	8,877	-	6,825	(15,702)	-
Prepaid expenses and other current assets	741,352	3,698,117	4,454	(4,338,977)	104,946
Total current assets	875,303	5,827,954	32,776	(4,368,208)	2,367,825
Net property and equipment	105,155	1,419,133	287	-	1,524,575
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,199,200	57,722	-	-	1,256,922
Deferred income taxes receivable	-	-	47,690	(47,690)	-
Other assets, net	5,337,522	12,675	304,285	(5,596,171)	58,311

Total assets	$11,855,769	$7,317,484	$385,038	$(10,012,069)	$9,546,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$-	$1,157	$-	$-	$1,157
Accounts payable	3,691,564	1,541,593	50,824	(4,330,340)	953,641
Accrued expenses and other	68,398	226,225	61,755	(8,637)	347,741
Income taxes payable	11,922	13,246	14,341	(13,529)	25,980
Deferred income taxes payable	-	52,556	-	(15,702)	36,854
Total current liabilities	3,771,884	1,834,777	126,920	(4,368,208)	1,365,373
Long-term obligations	3,534,447	3,000,877	-	(3,248,254)	3,287,070
Deferred income taxes payable	417,874	228,381	-	(47,690)	598,565
Other liabilities	67,932	27,250	136,400	-	231,582

Redeemable common stock	9,153	-	-	-	9,153

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	298,819	23,855	100	(23,955)	298,819
Additional paid-in capital	2,945,024	431,253	19,900	(451,153)	2,945,024
Retained earnings	830,932	1,771,091	101,718	(1,872,809)	830,932
Accumulated other comprehensive loss	(20,296)	-	-	-	(20,296)
Total shareholders’ equity	4,054,479	2,226,199	121,718	(2,347,917)	4,054,479

Total liabilities and shareholders’ equity	$11,855,769	$7,317,484	$385,038	$(10,012,069)	$9,546,222

	January 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$97,620	$103,001	$21,455	$-	$222,076
Merchandise inventories	-	1,519,578	-	-	1,519,578
Income taxes receivable	9,924	1,645	-	(4,026)	7,543
Deferred income taxes receivable	16,066	-	3,559	(19,625)	-
Prepaid expenses and other current assets	625,157	3,040,792	704	(3,570,401)	96,252
Total current assets	748,767	4,665,016	25,718	(3,594,052)	1,845,449
Net property and equipment	99,452	1,228,829	105	-	1,328,386
Goodwill	4,338,589	-	-	-	4,338,589
Intangible assets, net	1,201,223	83,060	-	-	1,284,283
Deferred income taxes receivable	-	-	36,405	(36,405)	-
Other assets, net	4,288,270	8,920	297,757	(4,528,135)	66,812

Total assets	$10,676,301	$5,985,825	$359,985	$(8,158,592)	$8,863,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,822	$1,849	$-	$-	$3,671
Accounts payable	3,033,723	1,311,063	46,818	(3,560,651)	830,953
Accrued expenses and other	72,320	226,571	53,149	(9,750)	342,290
Income taxes payable	4,086	-	4,465	(4,026)	4,525
Deferred income taxes payable	-	44,686	-	(19,625)	25,061
Total current liabilities	3,111,951	1,584,169	104,432	(3,594,052)	1,206,500
Long-term obligations	3,645,820	2,689,492	13,178	(2,948,775)	3,399,715
Deferred income taxes payable	394,045	188,532	-	(36,405)	546,172
Other liabilities	115,701	40,065	146,582	-	302,348

Redeemable common stock	18,486	-	-	-	18,486

Shareholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	298,013	23,855	100	(23,955)	298,013
Additional paid-in capital	2,923,377	431,253	19,900	(451,153)	2,923,377
Retained earnings	203,075	1,028,459	75,793	(1,104,252)	203,075
Accumulated other comprehensive loss	(34,167)	-	-	-	(34,167)
Total shareholders’ equity	3,390,298	1,483,567	95,793	(1,579,360)	3,390,298

Total liabilities and shareholders’ equity	$10,676,301	$5,985,825	$359,985	$(8,158,592)	$8,863,519

	For the year ended January 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$311,280	$13,035,000	$84,878	$(396,158)	$13,035,000
Cost of goods sold	-	8,858,444	-	-	8,858,444
Gross profit	311,280	4,176,556	84,878	(396,158)	4,176,556
Selling, general and administrative expenses	283,069	2,948,346	67,234	(396,158)	2,902,491
Operating profit	28,211	1,228,210	17,644	-	1,274,065
Interest income	(44,677)	(7,025)	(19,986)	71,468	(220)
Interest expense	300,934	44,723	23	(71,468)	274,212
Other (income) expense	15,101	-	-	-	15,101
Income (loss) before income taxes	(243,147)	1,190,512	37,607	-	984,972
Income tax expense (benefit)	(102,448)	447,881	11,682	-	357,115
Equity in subsidiaries’ earnings, net of taxes	768,556	-	-	(768,556)	-
Net income	$627,857	$742,631	$25,925	$(768,556)	$627,857

	For the year ended January 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$306,036	$11,796,380	$91,265	$(397,301)	$11,796,380
Cost of goods sold	-	8,106,509	-	-	8,106,509
Gross profit	306,036	3,689,871	91,265	(397,301)	3,689,871
Selling, general and administrative expenses	337,224	2,734,793	61,897	(397,301)	2,736,613
Operating profit (loss)	(31,188)	955,078	29,368	-	953,258
Interest income	(52,047)	(10,968)	(19,674)	82,545	(144)
Interest expense	375,280	52,980	29	(82,545)	345,744
Other (income) expense	55,542	-	-	-	55,542
Income (loss) before income taxes	(409,963)	913,066	49,013	-	552,116
Income tax expense (benefit)	(149,478)	346,117	16,035	-	212,674
Equity in subsidiaries’ earnings, net of taxes	599,927	-	-	(599,927)	-
Net income	$339,442	$566,949	$32,978	$(599,927)	$339,442

	For the year ended January 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$236,682	$10,457,668	$97,917	$(334,599)	$10,457,668
Cost of goods sold	-	7,396,571	-	-	7,396,571
Gross profit	236,682	3,061,097	97,917	(334,599)	3,061,097
Selling, general and administrative expenses	210,665	2,499,331	73,214	(334,599)	2,448,611
Litigation settlement and related costs, net	32,000	-	-	-	32,000
Operating profit (loss)	(5,983)	561,766	24,703	-	580,486
Interest income	(62,722)	(36,844)	(13,532)	110,037	(3,061)
Interest expense	427,365	74,586	18	(110,037)	391,932
Other (income) expense	(2,788)	-	-	-	(2,788)
Income (loss) before income taxes	(367,838)	524,024	38,217	-	194,403
Income tax expense (benefit)	(115,924)	190,146	11,999	-	86,221
Equity in subsidiaries’ earnings, net of taxes	360,096	-	-	(360,096)	-
Net income	$108,182	$333,878	$26,218	$(360,096)	$108,182

	For the year ended January 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$627,857	$742,631	$25,925	$(768,556)	$627,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,015	221,851	61	-	254,927
Deferred income taxes	17,817	47,719	(14,551)	-	50,985
Tax benefit of stock options	(13,905)	-	-	-	(13,905)
Loss on debt retirement, net	14,576	-	-	-	14,576
Non-cash share-based compensation	15,956	-	-	-	15,956
Noncash inventory adjustments and asset impairments	-	7,607	-	-	7,607
Other non-cash gains and losses	1,395	4,547	-	-	5,942
Equity in subsidiaries’ earnings, net	(768,556)	-	-	768,556	-
Change in operating assets and liabilities:
Merchandise inventories	-	(251,809)	-	-	(251,809)
Prepaid expenses and other current assets	(1,646)	(3,642)	(4,869)	-	(10,157)
Accounts payable	(5,446)	124,120	4,750	-	123,424
Accrued expenses and other	(28,442)	(12,410)	(1,576)	-	(42,428)
Income taxes	18,136	14,891	9,876	-	42,903
Other	816	(2,008)	(2)	-	(1,194)
Net cash provided by (used in) operating activities	(88,427)	893,497	19,614	-	824,684
Cash flows from investing activities:
Purchases of property and equipment	(22,830)	(397,322)	(243)	-	(420,395)
Sales of property and equipment	-	1,448	-	-	1,448
Net cash used in investing activities	(22,830)	(395,874)	(243)	-	(418,947)
Cash flows from financing activities:
Issuance of common stock	631	-	-	-	631
Repayments of long-term obligations	(129,217)	(1,963)	-	-	(131,180)
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(13,723)	-	-	-	(13,723)
Tax benefit of stock options	13,905	-	-	-	13,905
Changes in intercompany note balances, net	253,586	(234,257)	(19,329)	-	-
Net cash provided by (used in) financing activities	125,182	(236,220)	(19,329)	-	(130,367)
Net increase in cash and cash equivalents	13,925	261,403	42	-	275,370
Cash and cash equivalents, beginning of year	97,620	103,001	21,455	-	222,076
Cash and cash equivalents, end of year	$111,545	$364,404	$21,497	$-	$497,446

	For the year ended January 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$339,442	$566,949	$32,978	$(599,927)	$339,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,541	220,048	182	-	256,771
Deferred income taxes	(18,571)	67,317	(33,886)	-	14,860
Tax benefit of stock options	(5,390)	-	-	-	(5,390)
Loss on debt retirement, net	55,265	-	-	-	55,265
Non-cash share-based compensation	17,295	-	-	-	17,295
Noncash inventory adjustments and asset impairments	-	647	-	-	647
Other non-cash gains and losses	3,221	4,699	-	-	7,920
Equity in subsidiaries’ earnings, net	(599,927)	-	-	599,927	-
Change in operating assets and liabilities:
Merchandise inventories	-	(100,248)	-	-	(100,248)
Prepaid expenses and other current assets	2,582	(10,252)	372	-	(7,298)
Accounts payable	26,535	79,515	(1)	-	106,049
Accrued expenses and other	(20,672)	10,494	(2,465)	-	(12,643)
Income taxes	48,494	(50,112)	2,771	-	1,153
Other	(3,203)	2,171	32	-	(1,000)
Net cash provided by (used in) operating activities	(118,388)	791,228	(17)	-	672,823
Cash flows from investing activities:
Purchases of property and equipment	(34,647)	(216,032)	(68)	-	(250,747)
Sales of property and equipment	-	2,701	-	-	2,701
Net cash used in investing activities	(34,647)	(213,331)	(68)	-	(248,046)
Cash flows from financing activities:
Issuance of common stock	443,753	-	-	-	443,753
Issuance of long-term obligations	-	1,080	-	-	1,080
Repayments of long-term obligations	(782,518)	(2,742)	-	-	(785,260)
Payment of cash dividends and related amounts	(239,731)	-	-	-	(239,731)
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(5,928)	-	-	-	(5,928)
Tax benefit of stock options	5,390	-	-	-	5,390
Changes in intercompany note balances, net	537,052	(537,638)	586	-	-
Net cash provided by (used in) financing activities	(41,982)	(539,300)	586	-	(580,696)
Net increase (decrease) in cash and cash equivalents	(195,017)	38,597	501	-	(155,919)
Cash and cash equivalents, beginning of year	292,637	64,404	20,954	-	377,995
Cash and cash equivalents, end of year	$97,620	$103,001	$21,455	$-	$222,076

	For the year ended January 30, 2009
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$108,182	$333,878	$26,218	$(360,096)	$108,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,638	213,003	258	-	247,899
Deferred income taxes	(4,681)	16,500	61,615	-	73,434
Tax benefit of stock options	(950)	-	-	-	(950)
Gain on debt retirement, net	(3,818)	-	-	-	(3,818)
Non-cash share-based compensation	9,958	-	-	-	9,958
Noncash inventory adjustments and asset impairments	-	50,671	-	-	50,671
Other non-cash gains and losses	714	5,538	-	-	6,252
Equity in subsidiaries’ earnings, net	(360,096)	-	-	360,096	-
Change in operating assets and liabilities:
Merchandise inventories	-	(173,014)	-	-	(173,014)
Prepaid expenses and other current assets	(2,310)	3,765	(2,053)	-	(598)
Accounts payable	18,717	121,546	93	-	140,356
Accrued expenses and other	11,427	46,177	11,132	-	68,736
Income taxes	56,596	(10,797)	(11,813)	-	33,986
Other	2,529	11,643	(88)	-	14,084
Net cash provided by (used in) operating activities	(129,094)	618,910	85,362	-	575,178
Cash flows from investing activities:
Purchases of property and equipment	(16,467)	(189,058)	(21)	-	(205,546)
Purchases of short-term investments	-	-	(9,903)	-	(9,903)
Sales of short-term investments	-	-	61,547	-	61,547
Sales of property and equipment	-	1,266	-	-	1,266
Net cash provided by (used in) investing activities	(16,467)	(187,792)	51,623	-	(152,636)
Cash flows from financing activities:
Issuance of common stock	4,228	-	-	-	4,228
Repayments under revolving credit facility	(102,500)	-	-	-	(102,500)
Repayments of long-term obligations	(40,780)	(3,645)	-	-	(44,425)
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(3,009)	-	-	-	(3,009)
Tax benefit of stock options	950	-	-	-	950
Changes in intercompany note balances, net	570,989	(422,448)	(148,541)	-	-
Net cash provided by (used in) financing activities	429,878	(426,093)	(148,541)	-	(144,756)
Net increase (decrease) in cash and cash equivalents	284,317	5,025	(11,556)	-	277,786
Cash and cash equivalents, beginning of year	8,320	59,379	32,510	-	100,209
Cash and cash equivalents, end of year	$292,637	$64,404	$20,954	$-	$377,995

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

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of January 28, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on management's assessment of our internal control over financial reporting. Such attestation report is contained below.

(c) Attestation Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Dollar General Corporation

We have audited Dollar General Corporation and subsidiaries’  internal control over financial reporting as of January 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar General Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dollar General Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 28, 2011 and January 29, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended January 28, 2011, January 29, 2010, and January 30, 2009 of Dollar General Corporation and subsidiaries and our report dated March 22, 2011 expressed an unqualified opinion thereon.

     /s/ Ernst & Young LLP

Nashville, Tennessee

March 22, 2011

(d)

Changes in Internal Control Over Financial Reporting. There have been no changes during the quarter ended January 28, 2011 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Information Regarding Directors and Executive Officers.  The information required by this Item 10 regarding our directors and director nominees is contained under the captions “—Who are the nominees this year,” “—What are the backgrounds of this year’s nominees,” “—Are there any familial relationships between any of the nominees” and “—How are directors identified and nominated,” all under “Proposal 1: Election of Directors,” as well as “Corporate Governance—Does the Board have standing Audit, Compensation, and Nominating Committees,” all in our definitive Proxy Statement to be filed for our 2011 Annual Meeting of Shareholders to be held on May 25, 2011 (the “2011 Proxy Statement”), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” which information under such caption is incorporated herein by reference.

(b)

Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement, which information under such caption is incorporated herein by reference.

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

(d)

Procedures for Shareholders to Nominate Directors. Information required by this Item 10 regarding material changes to the procedures by which shareholders may recommend nominees to our Board of Directors is contained under the captions “—How are directors identified and nominated,” “—How are nominees evaluated; what are the minimum qualifications” and “—Can shareholders nominate directors,” all under “Proposal 1: Election of Directors” in the 2011 Proxy Statement, which information under such captions is incorporated herein by reference.

(e)

Audit Committee Information. Information required by this Item 10 regarding our audit committee and our audit committee financial expert is contained under the captions “Corporate Governance—Does the Board have standing Audit, Compensation and Nominating Committees” and “—Does Dollar General have an audit committee financial expert serving on its Audit Committee” in the 2011 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, including the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” in the 2011 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Equity Compensation Plan Information.  The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of January 28, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	11,469,706	$9.95	17,837,497

Equity compensation plans not approved by security holders	--	--	--

Total(1)	11,469,706	$9.95	17,837,497

(1)

Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of restricted stock units under the 2007 Stock Incentive Plan and shares of common stock issuable upon exercise of outstanding options under the 1998 Stock Incentive Plan. Restricted stock units are settled for shares of common stock on a one-for-one basis and have no exercise price. Accordingly, those units have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares reserved for issuance pursuant to the 2007 Stock Incentive Plan, whether in the form of stock, restricted stock, restricted stock units, or other stock-based awards or upon the exercise of an option or right. Although certain options remain outstanding under the 1998 Stock Incentive Plan, no future awards may be granted thereunder.

(b)  Other Information.  The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2011 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2011 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2011 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2011 Proxy Statement, which information under such caption is incorporated herein by reference.

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

DOLLAR GENERAL CORPORATION

Date: March 22, 2011	By:	/s/ Richard W. Dreiling
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

Name	Title	Date

/s/ Richard W. Dreiling	Chairman & Chief Executive Officer (Principal Executive Officer)	March 22, 2011
RICHARD W. DREILING

/s/ David M. Tehle	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2011
DAVID M. TEHLE

/s/ Raj Agrawal	Director	March 22, 2011
RAJ AGRAWAL

/s/ Warren F. Bryant	Director	March 16, 2011
WARREN F. BRYANT

/s/ Michael M. Calbert	Director	March 22, 2011
MICHAEL M. CALBERT

/s/ Adrian Jones	Director	March 22, 2011
ADRIAN JONES

/s/ William C. Rhodes, III	Director	March 22, 2011
WILLIAM C. RHODES, III

/s/ David B. Rickard	Director	March 15, 2011
DAVID B. RICKARD

EXHIBIT INDEX

3.1

Amended and Restated Charter of Dollar General Corporation (incorporated by reference to Exhibit 3.1 to Dollar General Corporation’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))

3.2

Amended and Restated Bylaws of Dollar General Corporation (incorporated by reference to Exhibit 3.2 to Dollar General Corporation’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))

4.1

Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

4.2

Shareholders' Agreement of Dollar General Corporation, dated as of November 9, 2009 (incorporated by reference to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))

4.3

Senior Indenture, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.8 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))

4.4

Form of 10.625% Senior Notes due 2015 (included in Exhibit 4.3)

4.5

First Supplemental Indenture to the Senior Indenture, dated as of September 25, 2007, between DC Financial, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.14 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.6

Second Supplemental Indenture to the Senior Indenture, dated as of December 31, 2007, between Retail Risk Solutions, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.32 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.7

Third Supplemental Indenture to the Senior Indenture, dated as of March 23, 2009, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.17 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))

4.8

Fourth Supplemental Indenture to the Senior Indenture, dated as of March 25, 2010, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National

Association, as trustee (incorporated by reference to Exhibit 4.18 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

4.9

Fifth Supplemental Indenture to the Senior Indenture, dated as of August 30, 2010, among Retail Property Investments, LLC and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.55 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

4.10

Instrument of Resignation, Appointment and Acceptance, effective as of February 25, 2009, by and among Dollar General Corporation, Wells Fargo Bank, National Association, and U.S. Bank National Association (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated February 25, 2009, filed with the SEC on February 25, 2009 (file no. 001-11421))

4.11

Senior Subordinated Indenture, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.9 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))

4.12

Form of 11.875% / 12.625% Senior Subordinated Toggle Notes due 2017 (included in Exhibit 4.11)

4.13

First Supplemental Indenture to the Senior Subordinated Indenture, dated as of September 25, 2007, between DC Financial, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.16 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.14

Second Supplemental Indenture to the Senior Subordinated Indenture, dated as of December 31, 2007, between Retail Risk Solutions, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.33 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.15

Third Supplemental Indenture to the Senior Subordinated Indenture, dated as of March 23, 2009, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.23 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))

4.16

Fourth Supplemental Indenture to the Senior Subordinated Indenture, dated as of March 25, 2010, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.25 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

4.17

Fifth Supplemental Indenture to the Senior Subordinated Indenture, dated as of August 30, 2010, among Retail Property Investments, LLC and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.56 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

4.18

Registration Rights Agreement, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.10 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))

4.19

Registration Rights Agreement, dated July 6, 2007, among Buck Holdings, L.P., Buck Holdings, LLC, Dollar General Corporation and Shareholders named therein (incorporated by reference to Exhibit 4.18 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.20

Credit Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Borrower, Citicorp North America, Inc., as Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))

4.21

Guarantee to the Credit Agreement, dated as of July 6, 2007, among certain domestic subsidiaries of Dollar General Corporation, as Guarantors and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))

4.22

Supplement No.1, dated as of September 11, 2007, to the Guarantee to the Credit Agreement, between DC Financial, LLC, as New Guarantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.23 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.23

Supplement No. 2, dated as of December 31, 2007, to the Guarantee to the Credit Agreement, between Retail Risk Solutions, LLC, as New Guarantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.34 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.24

Supplement No. 3, dated as of March 23, 2009, to the Guarantee to the Credit Agreement, between the New Guarantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.30 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))

4.25

Supplement No. 4, dated as of March 25, 2010, to the Guarantee to the Credit Agreement, between the New Guarantors referenced therein and Citicorp North America, Inc., as

Collateral Agent (incorporated by reference to Exhibit 4.33 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

4.26

Supplement No. 5 to the Guarantee to the Credit Agreement, dated as of August 30, 2010, by and between Retail Property Investments, LLC and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.57 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

4.27

Security Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Grantors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.4 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))

4.28

Supplement No.1, dated as of September 11, 2007, to the Security Agreement, between DC Financial, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.25 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.29

Supplement No. 2, dated as of December 31, 2007, to the Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.35 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.30

Supplement No. 3, dated as of March 23, 2009, to the Security Agreement, between the New Grantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.34 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))

4.31

Supplement No. 4, dated as of March 25, 2010, to the Security Agreement, between the New Grantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

4.32

Supplement No. 5 to the Security Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.58 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

4.33

Pledge Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Pledgors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.5 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))

4.34

Supplement No.1, dated as of September 11, 2007, to the Pledge Agreement, between DC Financial, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.27 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.35

Supplement No. 2, dated as of December 31, 2007, to the Pledge Agreement, between Retail Risk Solutions, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.36 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.36

Supplement No. 3, dated as of March 23, 2009, to the Pledge Agreement, between the Additional Pledgors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))

4.37

Supplement No. 4, dated as of March 25, 2010, to the Pledge Agreement, between the Additional Pledgors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.43 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))

4.38

Supplement No. 5 to the Pledge Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Citicorp North America, inc., as Collateral Agent (incorporated by reference to Exhibit 4.59 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

4.39

ABL Credit Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, The CIT Group/Business Credit Inc., as ABL Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.6 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))

4.40

Appointment of Successor Agent and Amendment No. 1 to the ABL Credit Agreement entered into as of July 31, 2009, by and among The CIT Group/Business Credit, Inc., Wells Fargo Retail Finance, LLC, Dollar General Corporation and the Subsidiary Borrowers and the Lenders signatory thereto (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated July 31, 2009, filed with the SEC on August 4, 2009 (file no. 001-11421))

4.41

Guarantee, dated as of September 11, 2007, to the ABL Credit Agreement, between DC Financial, LLC and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.29 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.42

Supplement No. 1, dated as of December 31, 2007, to the Guarantee to the ABL Credit Agreement, between Retail Risk Solutions, LLC, as New Guarantor, and The CIT

Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.37 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.43

Supplement No. 2, dated as of March 23, 2009, to the Guarantee to the ABL Credit Agreement, between the New Guarantors referenced therein and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.42 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))

4.44

Supplement No. 3, dated as of March 30, 2010, to the Guarantee to the ABL Credit Agreement, between the New Guarantors referenced therein and Wells Fargo Retail Finance, LLC, as ABL Collateral Agent (incorporated by reference to Exhibit 4.49 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))

4.45

Supplement No. 4 to the Guarantee to the ABL Credit Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Wells Fargo Retail Finance, LLC, as Collateral Agent (incorporated by reference to Exhibit 4.60 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

4.46

ABL Security Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, collectively the Grantors, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.7 to Dollar General Corporation’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))

4.47

Supplement No. 1, dated as of September 11, 2007, to the ABL Security Agreement, between DC Financial, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.31 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.48

Supplement No. 2, dated as of December 31, 2007, to the ABL Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

4.49

Supplement No. 3, dated as of March 23, 2009, to the ABL Security Agreement, between the New Grantors referenced therein and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.46 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-158281))

4.50

Supplement No. 4, dated as of March 30, 2010, to the ABL Security Agreement, between the New Grantors referenced therein and Wells Fargo Retail Finance, LLC, as ABL Collateral Agent (incorporated by reference to Exhibit 4.54 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

4.51

Supplement No. 5 to the Security Agreement to the ABL Credit Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Wells Fargo Retail Finance, LLC, as Collateral Agent (incorporated by reference to Exhibit 4.61 to Dollar General Corporation’s Registration Statement on Form S-3 (file no. 333-165799))

10.1

Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its affiliates (as approved by shareholders on October 23, 2009) ((incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))*

10.2

Form of Stock Option Agreement between Dollar General Corporation and certain officers of Dollar General Corporation granting stock options pursuant to the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.3

Form of Option Rollover Agreement between Dollar General Corporation and certain officers of Dollar General Corporation (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.4

Waiver of Certain Limitations Pertaining to Options Previously Granted under the Amended and Restated 2007 Stock Incentive Plan, effective August 26, 2010 (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2010, filed with the SEC on August 31, 2010 (file no. 001-11421))*

10.5

Form of Management Stockholder’s Agreement among Dollar General Corporation, Buck Holdings, L.P. and certain officers of Dollar General Corporation (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.6

Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (July 2007 grant group) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2009, filed with the SEC on December 12, 2009 (file no. 001-11421))*

10.7

Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (post-July 2007 grant group) (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2009, filed with the SEC on December 12, 2009 (file no. 001-11421))*

10.8

Second Amendment to Management Stockholder’s Agreements, effective June 3, 2010 (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly

Report on Form 10-Q for the fiscal quarter ended April 30, 2010, filed with the SEC on June 8, 2010 (file no. 001-11421))*

10.9

Form of Director Restricted Stock Unit Award Agreement in connection with restricted stock unit grants made to outside directors pursuant to the Company’s Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.10

Form of Director Stock Option Agreement in connection with option grants made to outside directors pursuant to the Company’s Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

10.11

1998 Stock Incentive Plan (As Amended and Restated effective as of May 31, 2006) (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated May 31, 2006, filed with the SEC on June 2, 2006 (file no. 001-11421))*

10.12

Amendment to Dollar General Corporation 1998 Stock Incentive Plan, effective November 28, 2006 (incorporated by reference to Exhibit 10.8 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007 (file no. 001-11421))*

10.13

Amendment to Dollar General Corporation 1998 Stock Incentive Plan, effective August 26, 2010 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2010, filed with the SEC on August 31, 2010 (file no. 001-11421))*

10.14

Form of Stock Option Grant Notice in connection with option grants made pursuant to the 1998 Stock Incentive Plan (incorporated by reference to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005 (file no. 001-11421))*

10.15

Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.16

First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.17

Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-

Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*

10.18

Amended and Restated Dollar General Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))*

10.19

Dollar General Corporation 2010 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, filed with the SEC on June 8, 2010 (file no. 001-11421))*

10.20

Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.19 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file no. 001-11421))*

10.21

Dollar General Corporation Domestic Relocation Policy for Officers *

10.22

Summary of Director Compensation

10.23

Amended and Restated Employment Agreement effective April 23, 2010, by and between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 99.1 to Dollar General Corporation’s Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file no. 001-11421))*

10.24

Stock Option Agreement, dated as of January 21, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.29 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.25

Stock Option Agreement dated April 23, 2010, by and between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file no. 001-11421))*

10.26

Restricted Stock Award Agreement, effective as of January 21, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.32 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.27

Management Stockholder’s Agreement, dated as of January 21, 2008, among Dollar General Corporation, Buck Holdings, L.P. and Richard Dreiling (incorporated by reference to Exhibit 10.30 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))*

10.28

Employment Agreement effective April 1, 2009, by and between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 99.1 to Dollar

General Corporation's Current Report on Form 8-K dated March 30, 2009, filed with the SEC on April 3, 2009 (file no. 001-11421))*

10.29

Employment Agreement effective April 1, 2009, by and between Dollar General Corporation and Kathleen R. Guion (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated March 30, 2009, filed with the SEC on April 3, 2009 (file no. 001-11421))*

10.30

Employment Agreement, dated December 1, 2008, between Dollar General Corporation and Todd Vasos (incorporated by reference to Exhibit 10.35 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 29, 2010, filed with the SEC on March 24, 2009 (file no. 001-11421))*

10.31

Stock Option Agreement, dated December 19, 2008, between Dollar General Corporation and Todd Vasos (incorporated by reference to Exhibit 10.36 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 29, 2010, filed with the SEC on March 24, 2009 (file no. 001-11421))*

10.32

Management Stockholder's Agreement, dated December 19, 2008, among Dollar General Corporation, Buck Holdings, L.P., and Todd Vasos (incorporated by reference to Exhibit 10.37 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 29, 2010, filed with the SEC on March 24, 2009 (file no. 001-11421))*

10.33

Employment Agreement, effective March 24, 2010, by and between Dollar General Corporation and John Flanigan*

10.34

Stock Option Agreement, dated as of August 28, 2008, by and between Dollar General Corporation and John Flanigan*

10.35

Stock Option Agreement, dated as of May 28, 2009, by and between Dollar General Corporation and John Flanigan*

10.36

Stock Option Agreement, dated as of March 24, 2010, by and between Dollar General Corporation and John Flanigan*

10.37

Subscription Agreement entered into as of March 24, 2010, by and between Dollar General Corporation and John Flanigan*

10.38

Management Stockholder’s Agreement, dated as of August 28, 2008, by and between Dollar General Corporation, Buck Holdings, L.P., and John Flanigan*

10.39

Employment Agreement, effective March 24, 2010, by and between Dollar General Corporation and Robert Ravener*

10.40

Stock Option Agreement, dated as of August 28, 2008, by and between Dollar General Corporation and Robert Ravener*

10.41

Stock Option Agreement, dated as of December 19, 2008, by and between Dollar General Corporation and Robert Ravener*

10.42

Stock Option Agreement, dated as of March 24, 2010, by and between Dollar General Corporation and Robert Ravener*

10.43

Subscription Agreement entered into as of December 19, 2008 by and between Dollar General Corporation and Robert Ravener*

10.44

Management Stockholder’s Agreement entered into as of August 28, 2008 among Dollar General Corporation, Buck Holdings, L.P., and Robert Ravener*

10.45

Indemnification Agreement, dated July 6, 2007, among Buck Holdings, L.P., Dollar General Corporation, Kohlberg Kravis Roberts & Co L.P., and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.26 to Dollar General Corporation’s Registration Statement on Form S-4 (file no. 333-148320))

10.46

Indemnification Priority and Information Sharing Agreement, dated as of June 30, 2009, among Kohlberg Kravis Roberts & Co. L.P., the funds named therein and Dollar General Corporation (incorporated by reference to Exhibit 10.42 to Dollar General Corporation’s Registration Statement on Form S-1 (file no. 333-161464))

21

List of Subsidiaries of Dollar General Corporation

23

Consent of Independent Registered Public Accounting Firm

24

Powers of Attorney (included as part of the signature pages hereto)

31

Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32

Certifications of CEO and CFO under 18 U.S.C. 1350

*

Management Contract or Compensatory Plan