Form 10-Q
period 2011-04-29
DOLLAR GENERAL CORP
filed 2011-06-01
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant had 341,535,481 shares of common stock outstanding on May 23, 2011.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 29, 2011	January 28, 2011
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$602,463	$497,446
Merchandise inventories	1,767,121	1,765,433
Prepaid expenses and other current assets	137,313	104,946
Total current assets	2,506,897	2,367,825
Net property and equipment	1,562,596	1,524,575
Goodwill	4,338,589	4,338,589
Intangible assets, net	1,251,289	1,256,922
Other assets, net	55,493	58,311
Total assets	$9,714,864	$9,546,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,039	$1,157
Accounts payable	933,710	953,641
Accrued expenses and other	380,422	347,741
Income taxes payable	32,217	25,980
Deferred income taxes	39,842	36,854
Total current liabilities	1,387,230	1,365,373
Long-term obligations	3,262,597	3,287,070
Deferred income taxes	606,071	598,565
Other liabilities	230,043	231,582

Commitments and contingencies

Redeemable common stock	9,267	9,153

Shareholders’ equity:
Preferred stock	—	—
Common stock	298,844	298,819
Additional paid-in capital	2,948,506	2,945,024
Retained earnings	987,901	830,932
Accumulated other comprehensive loss	(15,595)	(20,296)
Total shareholders’ equity	4,219,656	4,054,479
Total liabilities and shareholders’ equity	$9,714,864	$9,546,222

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	April 29, 2011	April 30, 2010
Net sales	$3,451,697	$3,111,314
Cost of goods sold	2,364,300	2,111,558
Gross profit	1,087,397	999,756
Selling, general and administrative expenses	765,779	709,033
Operating profit	321,618	290,723
Interest income	(19)	(6)
Interest expense	65,591	72,018
Other (income) expense	2,272	145
Income before income taxes	253,774	218,566
Income tax expense	96,805	82,570
Net income	$156,969	$135,996

Earnings per share:
Basic	$0.46	$0.40
Diluted	$0.45	$0.39

Weighted average shares outstanding:
Basic	341,522	340,819
Diluted	345,393	344,397

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	April 29, 2011	April 30, 2010

Cash flows from operating activities:
Net income	$156,969	$135,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,486	63,252
Deferred income taxes	7,393	10,029
Tax benefit of stock options	(434)	(4,806)
Loss on debt retirement	2,167	—
Non-cash share-based compensation	3,519	4,979
Other non-cash gains and losses	4,574	1,633
Change in operating assets and liabilities:
Merchandise inventories	(5,275)	(85,176)
Prepaid expenses and other current assets	(32,369)	(13,503)
Accounts payable	(25,922)	(36,954)
Accrued expenses and other	38,810	(26,722)
Income taxes	6,671	42,510
Other	(17)	(26)
Net cash provided by operating activities	223,572	91,212

Cash flows from investing activities:
Purchases of property and equipment	(91,958)	(90,998)
Proceeds from sale of property and equipment	367	258
Net cash used in investing activities	(91,591)	(90,740)

Cash flows from financing activities:
Issuance of common stock	165	285
Repayments of long-term obligations	(27,151)	(463)
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(412)	(4,467)
Tax benefit of stock options	434	4,806
Net cash provided by (used in) financing activities	(26,964)	161

Net increase in cash and cash equivalents	105,017	633
Cash and cash equivalents, beginning of period	497,446	222,076
Cash and cash equivalents, end of period	$602,463	$222,709

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$35,649	$25,669

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.            Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the footnotes and other disclosures normally required by U.S. GAAP or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of January 28, 2011, which has been derived from the audited consolidated financial statements at that date. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2011 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2011 fiscal year will be a 53-week accounting period that will end on February 3, 2012 and the 2010 fiscal year was a 52-week accounting period that ended on January 28, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of April 29, 2011 and results of operations for the 13-week quarterly accounting periods ended April 29, 2011 and April 30, 2010 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded LIFO charges of $3.6 million and zero in the 13-week periods ended April 29, 2011 and April 30, 2010, respectively. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

2.           Comprehensive income

Comprehensive income consists of the following:

	13 Weeks Ended
(in thousands)	April 29, 2011	April 30, 2010
Net income	$156,969	$135,996
Unrealized net gain on hedged transactions, net of income tax expense of $3,016 and $3,400 respectively (see Note 7)	4,700	4,396
Comprehensive income	$161,669	$140,392

3.           Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended April 29, 2011			13 Weeks Ended April 30, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$156,969	341,522	$0.46	$135,996	340,819	$0.40
Effect of dilutive share-based awards		3,871			3,578
Diluted earnings per share	$156,969	345,393	$0.45	$135,996	344,397	$0.39

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share was determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.4 million and 0.3 million in the 2011 and 2010 periods, respectively.

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

As of April 29, 2011, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $26.4 million, $2.1 million and $0.5 million, respectively, for a total of $29.0 million. Of this amount, $0.2 million and $27.5 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet with the remaining $1.3 million reducing deferred tax assets related to net operating loss carry forwards.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $1.4 million in the coming twelve months principally as a result of the settlement of currently ongoing state income tax examinations. The reasonably possible change of $1.4 million is included in current liabilities in Accrued expenses and other in the amount of $0.2 million and in noncurrent Other liabilities in the amount of $1.2 million in the condensed consolidated balance sheet as of April 29, 2011. Also, as of April 29, 2011, approximately $26.5 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended April 29, 2011 was 38.1% compared to a rate of 37.8% for the 13-week period ended April 30, 2010 which represents a net increase of 0.3%.

5.           Current and long-term obligations

On April 29, 2011, the Company repurchased in the open market $25.0 million aggregate principal amount of 10.625% senior notes due 2015 at a price of 107.0% plus accrued and unpaid interest. The pretax loss on this transaction of $2.2 million is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 13-week period ended April 29, 2011.

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of April 29, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety, as discussed in detail in Note 7, are classified in Level 2 of the fair value hierarchy. The Company’s long-term obligations classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of April 29, 2011.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at April 29, 2011
Assets:
Trading securities (a)	$7,643	$—	$—	$7,643
Liabilities:
Long-term obligations (b)	3,369,251	20,458	—	3,389,709
Derivative financial instruments (c)	—	27,455	—	27,455
Deferred compensation (d)	19,118	—	—	19,118

(a)        Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $1,369 and Other assets, net of $6,274.

(b)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $1,039 and Long-term obligations of $3,262,597.

(c)        Reflected in the condensed consolidated balance sheet as non-current Other liabilities.

(d)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $1,369 and non-current Other liabilities of $17,749.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week periods ended April 29, 2011 and April 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of April 29, 2011, the Company had three interest rate swaps with a combined notional value of $960.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI, and such net gain or loss is expected to be reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $22.6 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of April 29, 2011, and April 30, 2010, the Company had no such non-designated hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of April 29, 2011 and January 28, 2011:

(in thousands)	April 29, 2011	January 28, 2011
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as Other liabilities	$27,455	$34,923

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statement of income (including OCI, see Note 2) for the 13-week periods ended April 29, 2011 and April 30, 2010:

	13 Weeks Ended
(in thousands)	April 29, 2011	April 30, 2010
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in OCI	$1,603	$4,543
Loss related to effective portion of derivative reclassified from Accumulated OCI to Interest expense	$9,319	$12,340
Loss related to ineffective portion of derivative recognized in Other (income) expense	$106	$145

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of April 29, 2011, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $28.2 million. If the Company had breached any of these provisions at April 29, 2011, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value equal to the fair value of $28.2 million. As of April 29, 2011, the Company had not breached any of these provisions or posted any collateral related to these agreements.

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

The Company intends to vigorously defend the Richter matter. However, at this time, it is not possible to predict whether Richter ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful in its defense of the action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in Richter. For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter; however, if the Company is not successful in its defense efforts, the resolution of Richter could have a material adverse effect on the Company’s financial statements as a whole.

On May 18, 2006, the Company was served with a lawsuit entitled Tammy Brickey, Becky Norman, Rose Rochow, Sandra Cogswell and Melinda Sappington v. Dolgencorp, Inc. and Dollar General Corporation (Western District of New York, Case No. 6:06-cv-06084-DGL, originally filed on February 9, 2006 and amended on May 12, 2006 (“Brickey”)). The Brickey plaintiffs seek to proceed collectively under the FLSA and as a class under New York, Ohio,

Maryland and North Carolina wage and hour statutes on behalf of, among others, assistant store managers who claim to be owed wages (including overtime wages) under those statutes. On February 22, 2011, the court denied the plaintiffs’ class certification motion in its entirety and ordered that the matter proceed only as to the named plaintiffs.  On March 22, 2011, the plaintiffs moved the court for reconsideration of its Order denying their class certification motion.  On March 30, 2011, the plaintiffs’ reconsideration motion was denied.  To date, the plaintiffs have not appealed. If the case proceeds only as to the named plaintiffs, the Company does not expect the outcome to be material to its financial statements as a whole.

On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH (“Calvert”)), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act and Title VII of the Civil Rights Act of 1964, as amended (“Title VII”) (now captioned, Wanda Womack, et al. v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH). The complaint subsequently was amended to include additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations that the Company’s compensation practices disparately impact females. Under the amended complaint, plaintiffs seek to proceed collectively under the Equal Pay Act and as a class under Title VII, and request back wages, injunctive and declaratory relief, liquidated damages, punitive damages and attorneys’ fees and costs.

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

On April 19, 2010, the plaintiffs moved for class certification relating to their Title VII claims. The Company filed its response to the certification motion in June 2010. Briefing has closed, and the parties are awaiting a ruling. The Company’s motion to decertify the Equal Pay Act class was denied as premature. If the case proceeds, the Company expects to file a similar motion in due course.

The parties agreed to mediate this action, and the court has stayed the action pending the results of the mediation.  The mediation occurred in March and April, 2011, and the Company has reached an agreement in principle to settle the matter on behalf of the entire putative class. The proposed settlement, which still must be submitted to and approved by the court, provides for both monetary and equitable relief. Under the proposed terms, the Company will pay $15.5 million into a fund for the class members that will be apportioned and paid out to individual members (less any additional attorneys’ fees or litigation costs approved by the court), upon submission of a valid claim. It will pay an additional $3.25 million for plaintiffs’ legal fees and costs.  Of the total $18.75 million anticipated payment, the Company expects to receive reimbursement from its Employment Practices Liability Insurance (“EPLI”) carrier of approximately $15.9 million, which represents the balance remaining of the $20 million EPLI policy covering the claims.  In addition, the Company has agreed to make certain adjustments to its pay setting policies and procedures for new store managers.  If approved, the Company expects to implement the new pay policies and practices no later than April 2012.  The Company expects the proposed settlement to be filed with the court in June of 2011 and anticipates the court’s ruling sometime during the summer of 2011. Because it deems settlement probable and estimable, the Company has appropriately accrued for the net settlement as well as for certain additional anticipated fees related thereto during the 13-week period ended April 29, 2011, and concurrently recorded a receivable of approximately $15.9 million from its EPLI carrier.

At this time, although probable it is not certain that the court will approve the settlement. If it does not, and the case proceeds, it is not possible at this time to predict whether the court ultimately will permit the action to proceed collectively under the Equal Pay Act or as a class under Title VII. Although the Company intends to vigorously defend the action, no assurances can be given that it would be successful in the defense on the merits or otherwise. At this stage in the proceedings, the Company cannot estimate either the size of any potential class or the value of the claims raised in this action if it proceeds. For these reasons, the Company is unable to estimate any potential loss or range of loss in such a scenario; however, if the Company is not successful in defending this action, its resolution could have a material adverse effect on the Company’s financial statements as a whole.

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

Before the Company was served with the Gross complaint, the plaintiffs dismissed the action and re-filed it in the United States District Court for the Northern District of Mississippi, now captioned as Cynthia Walker, et al. v. Dollar General Corporation, et al. (Civil Action No. 4:10-CV119-P-S). The Walker complaint was filed on September 16, 2010, and although it adds approximately eight additional plaintiffs, it adds no substantive allegations beyond those alleged in the Gross complaint. The Company filed a motion to transfer the case back to the Southern District of Mississippi and a motion to dismiss for lack of personal jurisdiction over two corporate defendants and for failure to state a claim as to Dollar General Corporation. The motion to transfer remains pending, but the plaintiffs agreed to dismiss their claims against Dollar General Corporation and Dolgencorp of Texas, Inc., another corporate defendant. Although the court stayed the matter pending resolution of the Company’s motion to dismiss, that stay has not been lifted.  To date, no other individuals have opted into the Walker matter, and the plaintiffs have not asked the court to certify any class.

At this time, it is not possible to predict whether the courts will permit the Walker action to proceed collectively. The Company does not believe that Walker is appropriate for collective treatment and believes that its wage and hour policies and practices comply with both federal and state law. Although the Company plans to vigorously defend Walker, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims raised. For these reasons, the Company is unable to estimate any potential loss or range of loss; however if the Company is not successful in its defense efforts, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

On August 26, 2010, a lawsuit containing allegations substantially similar to those raised in the Walker matter was filed by a single plaintiff in the United States District Court for the Eastern District of Kentucky (Brenda McCown v. Dollar General Corporation, Case No. 210-297 (WOB)). On May 11, 2011, the Company agreed to resolve the matter for an amount that is not material to its financial statements as a whole.

In October 2008, the Company terminated an interest rate swap as a result of the counterparty’s declaration of bankruptcy. This declaration of bankruptcy constituted a default under the contract governing the swap, giving the Company the right to terminate. The Company subsequently settled the swap in November 2008 for approximately $7.6 million, including interest accrued to the date of termination. On May 14, 2010, the Company received a demand from the counterparty for an additional payment of approximately $19 million plus interest, claiming that the valuation used to calculate the $7.6 million was commercially unreasonable, and seeking to invoke the alternative dispute resolution procedures established by the bankruptcy court. The Company participated in the alternative dispute resolution procedures as it believed a reasonable settlement would be in the best interest of the Company to avoid the substantial risk and costs of litigation. In April of 2011, the Company reached a settlement with the counterparty under which the Company paid an additional $9.85 million in exchange for a full release. The Company appropriately accrued the settlement amount along with additional expected fees and costs related thereto in the 13-week period ended April 29, 2011. The settlement was finalized and the payment was made in May 2011.

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

9.           Segment reporting

The Company manages its business on the basis of one reportable segment. As of April 29, 2011, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. Net sales grouped by classes of similar products are presented below.

	13 Weeks Ended
(in thousands)	April 29, 2011	April 30, 2010
Classes of similar products:
Consumables	$2,529,070	$2,231,500
Seasonal	457,057	430,051
Home products	234,208	224,867
Apparel	231,362	224,896
Net sales	$3,451,697	$3,111,314

10.         Related party transactions

Affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman, Sachs & Co. indirectly own a substantial portion of the Company’s common stock. A Member and a Director of KKR and a Managing Director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

Affiliates of KKR and Goldman, Sachs & Co. (among other entities) may be lenders under the Company’s senior secured term loan facility (“Term Loan Facility”) with an original July 2007 principal amount of $2.3 billion and a principal balance as of April 29, 2011 of approximately $1.96 billion. The Company paid approximately $21.9 million and $14.8 million of interest on the Term Loan Facility during the 13-week periods ended April 29, 2011 and April 30, 2010, respectively.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap with a $280.0 million notional amount as of April 29, 2011, entered into in connection with the Term Loan Facility. The Company paid Goldman, Sachs & Co. approximately $7.3 million and $4.7 million in the periods ended April 29, 2011 and April 30, 2010, respectively, pursuant to this swap.

The Company periodically reimburses KKR for incidental expenses incurred on behalf of the Company, including reimbursements of $0 and $0.1 million for the periods ended April 29, 2011 and April 30, 2010, respectively.

Affiliates of KKR and Goldman, Sachs & Co. served as underwriters in connection with the secondary offering of the Company’s common stock held by certain existing shareholders that was completed in April 2010. The Company did not sell shares of common stock, receive proceeds from such shareholders’ sale of shares of common stock or pay any underwriting fees in connection with the secondary offering, but paid resulting aggregate expenses of approximately $0.7 million. Certain members of the Company’s management exercised registration rights in connection with such offering.

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

	April 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$128,334	$445,583	$28,546	$—	$602,463
Merchandise inventories	—	1,767,121	—	—	1,767,121
Deferred income taxes	7,021	—	10,639	(17,660)	—
Prepaid expenses and other current assets	848,325	3,931,907	9,485	(4,652,404)	137,313
Total current assets	983,680	6,144,611	48,670	(4,670,064)	2,506,897
Net property and equipment	109,075	1,453,250	271	—	1,562,596
Goodwill	4,338,589	—	—	—	4,338,589
Intangible assets, net	1,199,200	52,089	—	—	1,251,289
Deferred income taxes	—	—	48,112	(48,112)	—
Other assets, net	5,625,021	12,530	298,696	(5,880,754)	55,493

Total assets	$12,255,565	$7,662,480	$395,749	$(10,598,930)	$9,714,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$1,039	$—	$—	$1,039
Accounts payable	3,921,932	1,600,130	50,208	(4,638,560)	933,710
Accrued expenses and other	101,874	230,550	61,841	(13,843)	380,422
Income taxes payable	10,919	776	20,522	—	32,217
Deferred income taxes	—	57,502	—	(17,660)	39,842
Total current liabilities	4,034,725	1,889,997	132,571	(4,670,063)	1,387,230
Long-term obligations	3,505,049	3,097,221	—	(3,339,673)	3,262,597
Deferred income taxes	422,838	231,345	—	(48,112)	606,071
Other liabilities	64,030	28,405	137,608	—	230,043

Redeemable common stock	9,267	—	—	—	9,267

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	298,844	23,855	100	(23,955)	298,844
Additional paid-in capital	2,948,506	431,253	19,900	(451,153)	2,948,506
Retained earnings	987,901	1,960,404	105,570	(2,065,974)	987,901
Accumulated other comprehensive loss	(15,595)	—	—	—	(15,595)
Total shareholders’ equity	4,219,656	2,415,512	125,570	(2,541,082)	4,219,656

Total liabilities and shareholders’ equity	$12,255,565	$7,662,480	$395,749	$(10,598,930)	$9,714,864

	January 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$111,545	$364,404	$21,497	$—	$497,446
Merchandise inventories	—	1,765,433	—	—	1,765,433
Income taxes receivable	13,529	—	—	(13,529)	—
Deferred income taxes	8,877	—	6,825	(15,702)	—
Prepaid expenses and other current assets	741,352	3,698,117	4,454	(4,338,977)	104,946
Total current assets	875,303	5,827,954	32,776	(4,368,208)	2,367,825
Net property and equipment	105,155	1,419,133	287	—	1,524,575
Goodwill	4,338,589	—	—	—	4,338,589
Intangible assets, net	1,199,200	57,722	—	—	1,256,922
Deferred income taxes	—	—	47,690	(47,690)	—
Other assets, net	5,337,522	12,675	304,285	(5,596,171)	58,311

Total assets	$11,855,769	$7,317,484	$385,038	$(10,012,069)	$9,546,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$1,157	$—	$—	$1,157
Accounts payable	3,691,564	1,541,593	50,824	(4,330,340)	953,641
Accrued expenses and other	68,398	226,225	61,755	(8,637)	347,741
Income taxes payable	11,922	13,246	14,341	(13,529)	25,980
Deferred income taxes	—	52,556	—	(15,702)	36,854
Total current liabilities	3,771,884	1,834,777	126,920	(4,368,208)	1,365,373
Long-term obligations	3,534,447	3,000,877	—	(3,248,254)	3,287,070
Deferred income taxes	417,874	228,381	—	(47,690)	598,565
Other liabilities	67,932	27,250	136,400	—	231,582

Redeemable common stock	9,153	—	—	—	9,153

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	298,819	23,855	100	(23,955)	298,819
Additional paid-in capital	2,945,024	431,253	19,900	(451,153)	2,945,024
Retained earnings	830,932	1,771,091	101,718	(1,872,809)	830,932
Accumulated other comprehensive loss	(20,296)	—	—	—	(20,296)
Total shareholders’ equity	4,054,479	2,226,199	121,718	(2,347,917)	4,054,479

Total liabilities and shareholders’ equity	$11,855,769	$7,317,484	$385,038	$(10,012,069)	$9,546,222

	For the 13-weeks ended April 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$87,517	$3,451,697	$18,814	$(106,331)	$3,451,697
Cost of goods sold	—	2,364,300	—	—	2,364,300
Gross profit	87,517	1,087,397	18,814	(106,331)	1,087,397
Selling, general and administrative expenses	79,561	774,568	17,981	(106,331)	765,779
Operating profit	7,956	312,829	833	—	321,618
Interest income	(12,422)	(3,981)	(5,228)	21,612	(19)
Interest expense	74,746	12,451	6	(21,612)	65,591
Other (income) expense	2,272	—	—	—	2,272
Income (loss) before income taxes	(56,640)	304,359	6,055	—	253,774
Income tax expense (benefit)	(20,444)	115,046	2,203	—	96,805
Equity in subsidiaries’ earnings, net of taxes	193,165	—	—	(193,165)	—
Net income	$156,969	$189,313	$3,852	$(193,165)	$156,969

	For the 13-weeks ended April 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$87,464	$3,111,314	$19,648	$(107,112)	$3,111,314
Cost of goods sold	—	2,111,558	—	—	2,111,558
Gross profit	87,464	999,756	19,648	(107,112)	999,756
Selling, general and administrative expenses	79,619	721,863	14,663	(107,112)	709,033
Operating profit	7,845	277,893	4,985	—	290,723
Interest income	(11,017)	(2,710)	(4,953)	18,674	(6)
Interest expense	79,457	11,230	5	(18,674)	72,018
Other (income) expense	145	—	—	—	145
Income (loss) before income taxes	(60,740)	269,373	9,933	—	218,566
Income tax expense (benefit)	(22,803)	101,910	3,463	—	82,570
Equity in subsidiaries’ earnings, net of taxes	173,933	—	—	(173,933)	—
Net income	$135,996	$167,463	$6,470	$(173,933)	$135,996

	For the 13 weeks ended April 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$156,969	$189,313	$3,852	$(193,165)	$156,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,162	59,289	35	—	67,486
Deferred income taxes	3,719	7,910	(4,236)	—	7,393
Tax benefit of stock options	(434)	—	—	—	(434)
Loss on debt retirement	2,167	—	—	—	2,167
Non-cash share-based compensation	3,519	—	—	—	3,519
Other non-cash gains and losses	251	4,323	—	—	4,574
Equity in subsidiaries’ earnings, net	(193,165)	—	—	193,165	—
Change in operating assets and liabilities:
Merchandise inventories	—	(5,275)	—	—	(5,275)
Prepaid expenses and other current assets	(16,331)	(16,741)	703	—	(32,369)
Accounts payable	14,019	(39,326)	(615)	—	(25,922)
Accrued expenses and other	31,836	5,680	1,294	—	38,810
Income taxes	12,960	(12,470)	6,181	—	6,671
Other	(328)	308	3	—	(17)
Net cash provided by operating activities	23,344	193,011	7,217	—	223,572
Cash flows from investing activities:
Purchases of property and equipment	(9,973)	(81,966)	(19)	—	(91,958)
Proceeds from sale of property and equipment	—	367	—	—	367
Net cash used in investing activities	(9,973)	(81,599)	(19)	—	(91,591)
Cash flows from financing activities:
Issuance of common stock	165	—	—	—	165
Repayments of long-term obligations	(26,750)	(401)	—	—	(27,151)
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(412)	—	—	—	(412)
Tax benefit of stock options	434	—	—	—	434
Changes in intercompany note balances, net	29,981	(29,832)	(149)	—	—
Net cash provided by (used in) financing activities	3,418	(30,233)	(149)	—	(26,964)
Net increase in cash and cash equivalents	16,789	81,179	7,049	—	105,017
Cash and cash equivalents, beginning of period	111,545	364,404	21,497	—	497,446
Cash and cash equivalents, end of period	$128,334	$445,583	$28,546	$—	$602,463

	For the 13 weeks ended April 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$135,996	$167,463	$6,470	$(173,933)	$135,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,518	54,724	10	—	63,252
Deferred income taxes	9,157	3,812	(2,940)	—	10,029
Tax benefit of stock options	(4,806)	—	—	—	(4,806)
Non-cash share-based compensation	4,979	—	—	—	4,979
Other non-cash gains and losses	346	1,287	—	—	1,633
Equity in subsidiaries’ earnings, net	(173,933)	—	—	173,933	—
Change in operating assets and liabilities:
Merchandise inventories	—	(85,176)	—	—	(85,176)
Prepaid expenses and other current assets	(1,202)	(12,382)	81	—	(13,503)
Accounts payable	(16,314)	(20,634)	(6)	—	(36,954)
Accrued expenses and other	5,806	(29,844)	(2,684)	—	(26,722)
Income taxes	34,982	1,879	5,649	—	42,510
Other	1	(28)	1	—	(26)
Net cash provided by operating activities	3,530	81,101	6,581	—	91,212
Cash flows from investing activities:
Purchases of property and equipment	(6,086)	(84,899)	(13)	—	(90,998)
Proceeds from sale of property and equipment	—	258	—	—	258
Net cash used in investing activities	(6,086)	(84,641)	(13)	—	(90,740)
Cash flows from financing activities:
Issuance of common stock	285	—	—	—	285
Repayments of long-term obligations	—	(463)	—	—	(463)
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(4,467)	—	—	—	(4,467)
Tax benefit of stock options	4,806	—	—	—	4,806
Changes in intercompany note balances, net	(2,090)	4,821	(2,731)	—	—
Net cash provided by (used in) financing activities	(1,466)	4,358	(2,731)	—	161
Net increase (decrease) in cash and cash equivalents	(4,022)	818	3,837	—	633
Cash and cash equivalents, beginning of period	97,620	103,001	21,455	—	222,076
Cash and cash equivalents, end of period	$93,598	$103,819	$25,292	$—	$222,709

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of April 29, 2011, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended April 29, 2011 and April 30, 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar General Corporation as of January 28, 2011 and the related consolidated statements of income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein) and in our report dated March 22, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

June 1, 2011
Nashville, Tennessee

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the year ended January 28, 2011. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 9,496 stores located in 35 states as of April 29, 2011, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The customers we serve are value-conscious, and Dollar General has always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, over the past three years we have been operating in an environment with heightened economic challenges and uncertainties. Consumers are facing very high rates of unemployment, fluctuating food, gasoline and energy costs, rising medical costs, and a continued weakness in housing and credit markets, and the timetable for economic recovery remains uncertain. Similarly, we continue to face significant uncertainty with respect to commodity and diesel fuel prices. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, we remain optimistic with regard to executing our operating priorities in 2011.

At the beginning of 2008, we defined the following four operating priorities on which we remain keenly focused:

•                                          drive productive sales growth,

•                                          increase our gross profit rate,

•                                          leverage process improvements and information technology to reduce costs, and

•                                          strengthen and expand our culture of serving others.

Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. We have enhanced our category management processes, allowing us to continue expanding our product offerings while also improving profitability, by adding more productive items and eliminating unproductive items. We are utilizing the space in our stores more productively by implementing more consistent space planning; and in the 2011 first quarter, we completed the final phase of our three year initiative to raise the shelf height in our stores, increasing the linear feet available to expand our merchandise offerings. In addition, we are making significant progress in defining and improving our store standards with a goal of maintaining a consistent look and feel across all stores. We evaluate our store hours on an ongoing basis and opportunistically adjust our hours for our customers’ convenience. We are targeting both new and existing customers with our improved advertising circulars as well as through our website and social media. Finally, we believe we have significant potential to grow sales through new store growth in both existing and new markets. We plan to open approximately 625 new stores in fiscal 2011, including 139 stores opened in the first quarter, and to enter three additional states: Connecticut, New Hampshire and Nevada. We are currently in the process of developing our strategy and locating store sites for our planned entrance into California in 2012. Our criteria for opening new stores are based on numerous factors including, among other things, availability of appropriate sites, expected sales, lease terms, population demographics, competition, and the employment environment.

Our second priority is to increase gross profit through category management, distribution efficiencies, shrink reduction, an improved pricing model, and expansion of private brand offerings and increased foreign sourcing. Over the period from 2008 through 2010, our gross profit rate improved significantly, and we believe we have additional opportunities to improve, although at a more moderate pace. Our merchandising team has been successful in efforts to upgrade our merchandise selection to better serve our customers while managing our everyday low price strategy. We constantly review our pricing and markdown strategies and work diligently to minimize product cost increases and to remain competitive. We believe we have the potential to directly source a larger portion of our products at significant savings to current costs. We are focused on sales of private brands, which generally have higher gross profit rates than national brands, while we continue to offer a wide variety of national brands to ensure an optimal mix of product offerings. Our operations group continues to be highly focused on inventory shrink reduction initiatives, while our supply chain team continues its efforts to increase efficiencies, with the goal of leveraging transportation and distribution expenses.

Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extract costs that do not affect the customer experience. Examples of our cost reduction initiatives include the implementation of workforce management standards, a keen focus on safety to minimize workers’ compensation expense, health awareness initiatives to control healthcare costs, the installation of energy management systems in our stores as well as increased preventive maintenance, and the reduction of waste management costs through recycling of cardboard. In addition, our real estate team has had success in negotiating lease renewals which we anticipate will benefit us going forward.

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

Focus on these priorities has resulted in improved performance in the first quarter of 2011 over the comparable 2010 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Total sales increased 10.9% to $3.45 billion. Sales in same-stores increased 5.4% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended April 29, 2011 were approximately $203, up from $197 for the comparable prior 52-week period.

•                  Gross profit, as a percentage of sales, was 31.5% compared to 32.1% in the 2010 period. In the quarter, we took higher markdowns and refrained from making significant price increases in order to build customer loyalty and drive sales in a challenging macroeconomic environment. The gross profit rate was also impacted by a change in sales mix resulting from sales of consumables, which generally have a lower gross profit rate, increasing at a higher rate than non-consumables. In addition, increased fuel prices contributed to higher transportation costs, and we recorded a LIFO charge in the 2011 quarter only.  Inventory shrink reduction and distribution efficiencies had a favorable impact on gross profit in the quarter.

•                  Selling, general and administrative expenses, or SG&A, as a percentage of sales, was 22.2% compared to 22.8% in the 2010 quarter, a decrease of 60 basis points. The improvement was primarily driven by retail labor, and to a lesser degree advertising and repairs and maintenance. The 2011 quarter included accruals for the expected settlement of two legal matters while the 2010 quarter included certain expenses resulting from a secondary offering of our common stock, and the difference between these items accounted for 10 of the 60 basis points reduction.

•                  Interest expense decreased by $6.4 million to $65.6 million in the 2011 first quarter. In the quarter, we repurchased an additional $25 million of our 10.625% senior notes due 2015, resulting in a pretax loss of $2.2 million. Total long-term obligations as of April 29, 2011 were $3.26 billion.

•                  Net income was $157.0 million, or $0.45 per diluted share, compared to net income of $136.0 million, or $0.39 per diluted share, in the 2010 quarter.

•                  Cash generated from operating activities was $223.6 million. At April 29, 2011, we had a cash balance of $602.5 million.

•                  Inventory turnover was 5.2 times on a rolling four-quarter basis. Inventories increased 4% on a per store basis over the 2010 first quarter. Improving our in-stock levels, while improving our inventory turns, remains a high priority.

•                  During the 2011 first quarter, we opened 139 new stores, remodeled or relocated 184 stores, and closed 15 stores, resulting in a store count of 9,496 as of April 29, 2011.

During the quarter, we were very cautious with regard to raising prices to the consumer. In this period of extended macroeconomic uncertainties, we believe that adhering to our strategy of everyday low prices has helped us to build loyalty with our customers as evidenced by our strong same-store sales. We expect to continue to experience uncertainty with regard to product costs, and we expect transportation costs to remain high or to increase for the remainder of the year due to diesel fuel rates. We also do not expect that the percentage of non-consumables sales in our total sales mix will grow significantly this year as we do not believe that our customers will be able to increase their discretionary spending due to the economic uncertainty they continue to face.

As discussed in more detail below, in recent years we have generated significant cash flows from operating activities. We have used a portion of these cash flows to pay down debt and to invest in new store growth through our traditional leased stores. We currently estimate that in 2011, the average cost per traditional leased store including improvements, equipment and fixtures will be as follows: $185,000 for new stores, $175,000 for relocated stores, and $90,000 for remodeled stores. These costs include strategic merchandising sales initiatives related to an increased number of in-store coolers, additional fixtures and equipment, and higher leasehold improvement costs for stores in metropolitan areas. Initial inventory, net of payables, increases the investment in new leased stores by approximately $75,000. In addition, during 2010 we made a strategic decision to purchase certain of our leased stores. This program has continued into 2011. We believe that the current environment in the real estate markets provides an opportunity to make these investments at levels which are expected to result in favorable returns and positively impact our operating results.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We follow the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2011 and 2010, which represent the 53-week fiscal year ending February 3, 2012, and the 52-week fiscal year ended January 28, 2011. References to the first quarter accounting periods for 2011 and 2010 contained herein refer to the 13-week accounting periods ended April 29, 2011 and April 30, 2010, respectively.

Seasonality. The nature of our business is seasonal to a certain extent. Primarily because of sales of holiday-related merchandise, our sales and gross profit rate in the fourth quarter have historically been higher than those achieved in each of the first three quarters of the fiscal year.

Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

The following table contains results of operations data for the first 13 weeks of each of 2011 and 2010, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2011 vs. 2010
(dollars in millions, except per share amounts)	April 29, 2011	April 30, 2010	Amount change	% change
Net sales by category:
Consumables	$2,529.1	$2,231.5	$297.6	13.3%
% of net sales	73.27%	71.72%
Seasonal	457.1	430.1	27.0	6.3
% of net sales	13.24%	13.82%
Home products	234.2	224.9	9.3	4.2
% of net sales	6.79%	7.23%
Apparel	231.4	224.9	6.5	2.9
% of net sales	6.70%	7.23%
Net sales	3,451.7	3,111.3	340.4	10.9
Cost of goods sold	2,364.3	2,111.6	252.7	12.0
% of net sales	68.50%	67.87%
Gross profit	1,087.4	999.8	87.6	8.8
% of net sales	31.50%	32.13%
Selling, general and administrative expenses	765.8	709.0	56.7	8.0
% of net sales	22.19%	22.79%
Operating profit	321.6	290.7	30.9	10.6
% of net sales	9.32%	9.34%
Interest income	(0.0)	(0.0)	(0.0)	216.7
% of net sales	(0.00)%	(0.00)%
Interest expense	65.6	72.0	(6.4)	(8.9)
% of net sales	1.90%	2.31%
Other (income) expense	2.3	0.1	2.1	—
% of net sales	0.07%	0.00%
Income before income taxes	253.8	218.6	35.2	16.1
% of net sales	7.35%	7.02%
Income tax expense	96.8	82.6	14.2	17.2
% of net sales	2.80%	2.65%
Net income	$157.0	$136.0	$21.0	15.4%
% of net sales	4.55%	4.37%
Diluted earnings per share	$0.45	$0.39	$0.06	15.4%

13 WEEKS ENDED APRIL 29, 2011 AND APRIL 30, 2010

Net Sales. The net sales increase in the 2011 first quarter reflects a same-store sales increase of 5.4% compared to the 2010 quarter. Same-stores include stores that have been open for 13 months and remain open at the end of the reporting period. For the 2011 quarter, there were 8,815 same-stores which accounted for sales of $3.24 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards, the expansion of our merchandise offerings, improved utilization of store square footage and enhanced marketing efforts.

Gross Profit. The gross profit rate as a percentage of sales was 31.5% in the 2011 first quarter compared to 32.1% in the 2010 first quarter. The decrease in the 2011 gross profit rate resulted primarily from utilizing higher markdowns to sell through winter apparel and home products, in addition to the impact of the change in sales mix resulting from sales of consumables, which generally have a lower gross profit rate, increasing at a higher rate than sales of non-consumables. Increased transportation costs, resulting from higher rates for diesel fuel, also contributed to the gross profit rate decrease. We recorded a $3.6 million LIFO charge in the 2011 quarter compared to zero in the 2010 quarter. Inventory shrinkage and distribution costs were favorable in the quarter. We believe that maintaining our commitment to everyday low prices is important to maintaining the loyalty of our customers, and so, from time to time, we may experience associated decreases in our gross profit rate.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense was 22.2% as a percentage of sales in the 2011 period compared to 22.8% in the 2010 period, a decrease of 60 basis points. SG&A in the 2011 period included expenses totaling $13.1 million, or 38 basis points, for accruals related to the expected settlement of legal matters related to an employment case and a terminated derivatives contract. SG&A in the 2010 period included expenses totaling $15.0 million, or 48 basis points, relating to a secondary offering of our common stock, consisting of $0.7 million of legal and other transaction expenses and $14.3 million relating to the acceleration of certain equity appreciation rights. Retail salaries and store repairs and maintenance increased at a rate lower than our 10.9% increase in sales. In addition, decreases in total advertising costs contributed to the overall decrease in SG&A as a percentage of sales, as did other cost reduction and productivity initiatives. SG&A, as a percentage of sales, was also favorably impacted by the increase in sales. These improvements were partially offset by depreciation and amortization expenses, which increased at a higher rate than the increase in sales, primarily due to increased investment in store fixtures and equipment resulting from recent merchandising initiatives such as raising the height of our store shelves, as well as the purchase of stores.

Interest Expense. The decrease in interest expense in the 2011 period from the 2010 period is due to lower outstanding borrowings, resulting from our repurchases of indebtedness in 2010 and lower all-in interest rates on our Term Loan Facility which is described below.

Other (Income) Expense. In the 2011 period, we recorded pretax losses of $2.2 million resulting from the repurchase in the open market of $25.0 million aggregate principal amount of our Senior Notes (as described below) plus accrued and unpaid interest.

Income Taxes. The effective income tax rate for the 2011 period was 38.1% compared to a rate of 37.8% for the 2010 period which represents a net increase of 0.3%.

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $2.995 billion as of April 29, 2011. The Credit Facilities consist of a $1.964 billion senior secured term loan facility (“Term Loan Facility”) and a senior secured asset-based revolving credit facility (“ABL Facility”). Total commitments under the ABL Facility are equal to $1.031 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

The amount available under the ABL Facility (including letters of credit) is subject to certain borrowing base limitations. The ABL Facility includes a “last out” tranche in respect of which we may borrow up to a maximum amount of $101.0 million.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the Term Loan Facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) as of April 29, 2011, under the ABL Facility (except in the last out tranche described above), 1.25% for LIBOR borrowings and 0.25% for base-rate borrowings; and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments at a rate of 0.375% per annum. We also must pay customary letter of credit fees.

Under the Term Loan Facility we are required to prepay outstanding term loans, subject to certain exceptions, with: up to 50% of our annual excess cash flow (as defined in the credit agreement) which will be reduced to 25% and 0% if we achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through April 29, 2011, no prepayments have been required under the prepayment provisions listed above. The Term Loan Facility can be prepaid in whole or in part at any time.

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

In addition, we are required to prepay the ABL Facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base. Through April 29, 2011, no prepayments have been required under any prepayment provisions.

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

At April 29, 2011, we had no borrowings, $11.9 million of commercial letters of credit, and $52.0 million of standby letters of credit outstanding under our ABL Facility.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

As of April 29, 2011, we have $839.3 million aggregate principal amount of 10.625% senior notes due 2015 (the “Senior Notes”) outstanding (reflected in our consolidated balance sheet net of a $10.4 million discount), which mature on July 15, 2015, pursuant to an indenture dated as of July 6, 2007 (the “senior indenture”), and $450.7 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “Senior Subordinated Notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture”). The Senior Notes and the Senior Subordinated Notes are collectively referred to herein as the “Notes.” The senior indenture and the senior subordinated indenture are collectively referred to herein as the “indentures.”

Interest on the Notes is payable on January 15 and July 15 of each year. Interest on the Senior Notes is payable in cash. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum. For the Senior Subordinated Notes, we previously had the ability to elect to pay interest by increasing the principal amount of the Senior Subordinated Notes or issuing new Senior Subordinated Notes (“PIK interest”) instead of paying cash interest. Due to the expiration of the notification period for such option, all interest on the Notes has been paid or will be payable in cash.

We intend to redeem all of the Senior Notes on or following the first scheduled call date in July 2011 at the redemption price set forth in the senior indenture. We also may redeem some or all of the Senior Subordinated Notes at any time at the redemption prices set forth in the senior subordinated indenture. We also may seek, from time to time, to retire some or all of the Notes through cash purchases on the open market, in privately negotiated transactions or otherwise. Such redemptions and repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On April 29, 2011, we repurchased in the open market $25.0 million aggregate principal amount of Senior Notes at a price of 107.0% plus accrued and unpaid interest. The pretax loss on this transaction of approximately $2.2 million was reflected in our consolidated financial statements in the first quarter of 2011.

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

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indentures, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of April 29, 2011, this ratio was 0.9 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principle plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (i) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (ii) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		52-weeks ended
(in millions)	April 29, 2011	April 30, 2010	April 29, 2011	January 28, 2011
Net income	$157.0	$136.0	$648.9	$627.9
Add (subtract):
Interest income	(0.0)	(0.0)	(0.2)	(0.2)
Interest expense	65.6	72.0	267.7	274.1
Depreciation and amortization	64.3	60.1	246.5	242.3
Income taxes	96.8	82.6	371.3	357.1
EBITDA	383.7	350.7	1,534.2	1,501.2

Adjustments:
Loss on debt retirements	2.2	—	16.8	14.6
Loss on hedging instruments	0.1	0.1	0.4	0.4
Advisory and consulting fees to affiliates	—	0.1	—	0.1
Non-cash expense for share-based awards	3.5	6.1	13.4	16.0
Litigation settlement and related costs, net	13.1	—	13.1	—
Indirect costs related to merger and stock offering	—	0.8	0.5	1.3
Other non-cash charges (including LIFO)	5.5	1.8	15.2	11.5
Total Adjustments	24.4	8.9	59.4	43.9

Adjusted EBITDA	$408.1	$359.6	$1,593.6	$1,545.1

Current Financial Condition / Recent Developments

At April 29, 2011, we had total outstanding debt (including the current portion of long-term obligations) of approximately $3.26 billion. We had $967.1 million available for borrowing under our ABL Facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

Our inventory balance represented approximately 43% of our total assets exclusive of goodwill and other intangible assets as of April 29, 2011. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

In March 2011, Standard & Poor’s, which currently has a rating of BB on our long-term debt, upgraded our outlook from stable to positive. Our Moody’s long-term debt rating remains at Ba3 with a positive outlook. These current ratings are considered non-investment grade. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to obtain financings to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs.

Cash flows from operating activities. Cash flows from operating activities were $223.6 million in the 2011 period, an increase of $132.4 million over the 2010 period. The most significant components of the increase in cash flows from operating activities in the 2011 period as compared to the 2010 period were related to working capital in general and Merchandise inventories and Accrued expenses and other in particular. We continue to closely monitor and manage our inventory balances, and they may fluctuate from year to year based on new store openings, the timing of purchases, and other factors. Merchandise inventories were virtually unchanged during the first quarter of 2011 compared to a 6% overall increase during the first quarter of 2010. Inventory levels in our four inventory categories in the 2011 period compared to the respective 2010 period were as follows: the consumables category increased 4% compared to a 7% increase; the seasonal category declined by 6% compared to a 7% increase; the home products category declined by 12% compared to virtually unchanged; and apparel increased by 2% in both periods. The primary items affecting Accrued expenses and other include increased accruals for legal settlements, changes in tax reserves, and lower incentive compensation payments in the 2011 period compared to the 2010 period. Cash flows from operating activities in the 2011 period compared to the 2010 period were positively impacted by our strong operating performance due to greater sales and increased net income, as described in more detail above under “Results of Operations.”

Cash flows from investing activities. Significant components of property and equipment purchases in the 2011 period included the following approximate amounts: $40 million for improvements, upgrades, remodels and relocations of existing stores; $22 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $17 million for stores purchased or built by us; $7 million for distribution and transportation-related capital expenditures; and $6 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2011 period, we opened 139 new stores and remodeled or relocated 184 stores.

Significant components of property and equipment purchases in the 2010 period included the following approximate amounts: $38 million for improvements and upgrades to existing stores; $28 million for new leased stores; $14 million for remodels and relocations of existing stores; and $7 million for distribution and transportation related purchases. During the 2010 period, we opened 155 new stores and remodeled or relocated 128 stores.

Capital expenditures for the 2011 fiscal year are projected to be approximately $550 to $600 million. We anticipate funding our 2011 capital requirements with existing cash balances, cash flows from operations, and if necessary, we also have significant availability under our ABL Facility.

Cash flows from financing activities. During the 2011 period, we repurchased $25.0 million outstanding principal amount of our outstanding Senior Notes at a total cost of $26.8 million including associated premiums. We had no borrowings or repayments under the ABL Facility in the 2011 or 2010 periods.

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

Our most recent annual impairment tests of goodwill and indefinite-lived intangible assets was performed during the third quarter of 2010 based on conditions as of the end of the second quarter of 2010. The tests indicated that no impairment charge was necessary. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011.

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

(b)          Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended April 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                       LEGAL PROCEEDINGS.

The information contained in Note 8 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.                              RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011.

ITEM 2.                                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended April 29, 2011 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/29/11-02/28/11	—	$—	—	—
03/01/11-03/31/11	1,658	$28.51	—	—
04/01/11-04/29/11	—	$—	—	—
Total	1,658	$28.51	—	—

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

Forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation:

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

•                  economic conditions, including their effect on the financial and capital markets, our suppliers and business partners, employment levels, consumer demand, disposable income, credit availability and spending patterns, inflation, and the cost of goods;

•                  increases in commodity prices (including, without limitation, cotton, wheat, corn, sugar, oil, paper and resin);

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

•                  disruptions, unanticipated expenses or operational failures in our supply chain including, without limitation, a decrease in transportation capacity for overseas shipments or work stoppages or other labor disruptions that could impede the receipt of merchandise;

•                  delays or unanticipated expenses in constructing a new distribution center;

•                  damage or interruption to our information systems;

•                  changes in our competitive environment and the markets where we operate;

•                  natural disasters, unusual weather conditions, pandemic outbreaks, boycotts, war and geo-political events;

•                  incurrence of material uninsured losses, excessive insurance costs, or accident costs;

•                  our failure to protect our brand name;

•                  our loss of key personnel or our inability to hire additional qualified personnel;

•                  interest rate and currency exchange fluctuations;

•                  a data security breach;

•                  our failure to maintain effective internal controls;

•                  changes to income tax expense due to changes in or interpretation of tax laws or as a result of federal or state income tax examinations;

•                  changes to or new accounting guidance, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards;

•                  factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 28, 2011; and

•                  factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Policies and Estimates”) and other factors.

All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties. These factors may not contain all of the material factors that are important to you. We cannot assure you that we will realize the results or developments we anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	June 1, 2011	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Dollar General Corporation 2011 Teamshare Bonus Program

10.2

Form of Stock Option Agreement, adopted on May 24, 2011, for Stock Option Grants to Employees under the Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates

10.3

Form of Restricted Stock Unit Award Agreement, adopted on May 24, 2011, for Grants to Non-Employee Directors under the Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates

10.4	Summary of Non-Employee Director Compensation as amended on May 24, 2011

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document