Form 10-Q
period 2011-07-29
DOLLAR GENERAL CORP
filed 2011-08-30
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2011

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

The registrant had 341,532,297 shares of common stock outstanding on August 26, 2011.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 29, 2011	January 28, 2011
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$113,050	$497,446
Merchandise inventories	1,973,863	1,765,433
Income taxes receivable	43,435	—
Prepaid expenses and other current assets	142,433	104,946
Total current assets	2,272,781	2,367,825
Net property and equipment	1,622,991	1,524,575
Goodwill	4,338,589	4,338,589
Intangible assets, net	1,245,773	1,256,922
Other assets, net	48,969	58,311
Total assets	$9,529,103	$9,546,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$963	$1,157
Accounts payable	1,122,949	953,641
Accrued expenses and other	366,623	347,741
Income taxes payable	810	25,980
Deferred income taxes	35,606	36,854
Total current liabilities	1,526,951	1,365,373
Long-term obligations	2,779,408	3,287,070
Deferred income taxes	624,034	598,565
Other liabilities	215,875	231,582

Commitments and contingencies

Redeemable common stock	9,271	9,153

Shareholders’ equity:
Preferred stock	—	—
Common stock	298,842	298,819
Additional paid-in capital	2,951,761	2,945,024
Retained earnings	1,133,943	830,932
Accumulated other comprehensive loss	(10,982)	(20,296)
Total shareholders’ equity	4,373,564	4,054,479
Total liabilities and shareholders’ equity	$9,529,103	$9,546,222

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Net sales	$3,575,194	$3,214,155	$7,026,891	$6,325,469
Cost of goods sold	2,426,852	2,178,176	4,791,152	4,289,734
Gross profit	1,148,342	1,035,979	2,235,739	2,035,735
Selling, general and administrative expenses	798,313	735,222	1,564,092	1,444,255
Operating profit	350,029	300,757	671,647	591,480
Interest income	(26)	(32)	(45)	(38)
Interest expense	60,653	69,330	126,244	141,348
Other (income) expense	58,239	6,526	60,511	6,671
Income before income taxes	231,163	224,933	484,937	443,499
Income tax expense	85,121	83,738	181,926	166,308
Net income	$146,042	$141,195	$303,011	$277,191

Earnings per share:
Basic	$0.43	$0.41	$0.89	$0.81
Diluted	$0.42	$0.41	$0.88	$0.80

Weighted average shares outstanding:
Basic	341,534	341,001	341,528	340,910
Diluted	345,625	344,746	345,509	344,572

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	July 29, 2011	July 30, 2010

Cash flows from operating activities:
Net income	$303,011	$277,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,871	126,156
Deferred income taxes	18,136	(4,860)
Tax benefit of stock options	(450)	(5,387)
Loss on debt retirement, net	60,303	6,387
Non-cash share-based compensation	6,798	8,366
Other non-cash gains and losses	17,709	6,466
Change in operating assets and liabilities:
Merchandise inventories	(222,669)	(219,589)
Prepaid expenses and other current assets	(37,136)	(15,822)
Accounts payable	166,690	113,976
Accrued expenses and other	18,399	(35,836)
Income taxes	(68,155)	23,269
Other	(68)	(1,011)
Net cash provided by operating activities	398,439	279,306

Cash flows from investing activities:
Purchases of property and equipment	(218,123)	(163,058)
Proceeds from sale of property and equipment	473	544
Net cash used in investing activities	(217,650)	(162,514)

Cash flows from financing activities:
Issuance of common stock	177	401
Repayments of long-term obligations	(911,361)	(58,137)
Borrowings under revolving credit agreement	371,600	—
Repayments of borrowings under revolving credit agreement	(25,600)	—
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(451)	(5,098)
Tax benefit of stock options	450	5,387
Net cash used in financing activities	(565,185)	(57,447)

Net increase (decrease) in cash and cash equivalents	(384,396)	59,345
Cash and cash equivalents, beginning of period	497,446	222,076
Cash and cash equivalents, end of period	$113,050	$281,421

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$32,276	$27,206

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of July 29, 2011 and results of operations for the 13-week and 26-week accounting periods ended July 29, 2011 and July 30, 2010 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $10.7 million and $0.7 million in the respective 13-week periods, and $14.2 million and $0.7 million in the respective 26-week periods, ended July 29, 2011 and July 30, 2010. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

On June 16, 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options in current guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is in the process of evaluating the effect of this standard on its consolidated financial statements.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

2.             Comprehensive income

Comprehensive income consists of the following:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Net income	$146,042	$141,195	$303,011	$277,191
Unrealized net gain on hedged transactions, net of income tax expense of $2,973, $66, $5,989, and $3,467, respectively (see Note 7)	4,614	104	9,314	4,500
Comprehensive income	$150,656	$141,299	$312,325	$281,691

3.             Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended July 29, 2011			13 Weeks Ended July 30, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$146,042	341,534	$0.43	$141,195	341,001	$0.41
Effect of dilutive share-based awards		4,091			3,745
Diluted earnings per share	$146,042	345,625	$0.42	$141,195	344,746	$0.41

	26 Weeks Ended July 29, 2011			26 Weeks Ended July 30, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$303,011	341,528	$0.89	$277,191	340,910	$0.81
Effect of dilutive share-based awards		3,981			3,662
Diluted earnings per share	$303,011	345,509	$0.88	$277,191	344,572	$0.80

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.3 million and 0.4 million in the periods ended July 29, 2011 and July 30, 2010, respectively.

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

The Internal Revenue Service (“IRS”) is examining the Company’s federal income tax returns for fiscal years 2006, 2007, and 2008. The 2005 and earlier years are not open for examination. The 2009 and 2010 fiscal years, while not currently under examination, are subject to examination at the discretion of the IRS. The Company has various state income tax examinations that are currently in progress. The estimated liability related to these state income tax examinations is included in the Company’s reserve for uncertain tax positions. Generally, the Company’s tax years ended in 2007 and later remain open for examination by the various state taxing authorities.

As of July 29, 2011, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $26.5 million, $2.4 million and $0.5 million, respectively, for a total of $29.4 million. Of this amount, $0.2 million and $27.9 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet with the remaining $1.3 million reducing deferred tax assets related to net operating loss carry forwards.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $1.4 million in the coming twelve months principally as a result of the settlement of currently ongoing income tax examinations. The reasonably possible change of $1.4 million is included in current liabilities in Accrued expenses and other in the amount of $0.2 million and in noncurrent Other liabilities in the amount of $1.2 million in the condensed consolidated balance sheet as of July 29, 2011. Also, as of July 29, 2011, approximately $26.5 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the respective 13-week and 26-week periods ended July 29, 2011 were 36.8% and 37.5%, compared to rates of 37.2% and 37.5% for the respective 13-week and 26-week periods ended July 30, 2010, a net decrease of 0.4% for the 13-week period and unchanged for the 26-week period.

5.             Current and long-term obligations

On July 15, 2011, the Company redeemed all $839.3 million outstanding aggregate principal amount of its 10.625% Senior Notes due 2015 (the “Senior Notes”) at a redemption price of 105.313% of the principal amount, plus accrued and unpaid interest. The redemption was effected in accordance with the indenture governing the Senior Notes pursuant to a notice dated May 31, 2011.  The pretax loss on this transaction of $58.1 million is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 13-week and 26-week periods ended July 29, 2011. The Company funded the redemption price for the Senior Notes with cash on hand and borrowings under its senior secured asset-based revolving credit facility (the “ABL Facility”), which had a balance of $346.0 million at July 29, 2011.

On April 29, 2011, the Company repurchased in the open market $25.0 million aggregate principal amount of Senior Notes at a price of 107.0% plus accrued and unpaid interest. The pretax loss on this transaction of $2.2 million is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 26-week period ended July 29, 2011.

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of July 29, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 7, in Level 2 of the fair value hierarchy. The Company’s long-term obligations classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of July 29, 2011.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 29, 2011
Assets:
Trading securities (a)	$7,170	$—	$—	$7,170
Liabilities:
Long-term obligations (b)	2,818,714	20,174	—	2,838,888
Derivative financial instruments (c)	—	20,092	—	20,092
Deferred compensation (d)	18,700	—	—	18,700

(a)	Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $1,738 and Other assets, net of $5,432.
(b)	Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $963 and Long-term obligations of $2,779,408.
(c)	Reflected in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $11,156 and non-current Other liabilities of $8,936.
(d)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $1,738 and non-current Other liabilities of $16,962.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week and 26-week periods ended July 29, 2011 and July 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of July 29, 2011, the Company had three interest rate swaps with a combined notional value of $686.7 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI, and such net gain or loss is expected to be reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $15.4 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of July 29, 2011, and July 30, 2010, the Company had no such non-designated hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of July 29, 2011 and January 28, 2011 (in thousands):

(in thousands)	July 29, 2011	January 28, 2011
Derivatives Designated as Hedging Instruments
Interest rate swaps classified in current liabilities as Accrued expenses and other	$11,156	$—
Interest rate swaps classified in noncurrent liabilities as Other liabilities	$8,936	$34,923

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statement of income (including OCI, see Note 2) for the 13-week and 26-week periods ended July 29, 2011 and July 30, 2010 (in thousands):

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in OCI	$1,235	$10,893	$2,838	$15,436
Loss related to effective portion of derivative reclassified from Accumulated OCI to Interest expense	$8,821	$11,063	$18,141	$23,403
Loss related to ineffective portion of derivative recognized in Other (income) expense	$103	$140	$208	$285

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of July 29, 2011, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $20.5 million. If the Company had breached any of these provisions at July 29,

2011, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $20.5 million. As of July 29, 2011, the Company had not breached any of these provisions or posted any collateral related to these agreements.

8.             Commitments and contingencies

Legal proceedings

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) (“Richter”) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff’s motion. On March 23, 2007, the court conditionally certified a nationwide class. On December 2, 2009, notice was mailed to over 28,000 current or former Dollar General store managers, and approximately 3,860 individuals opted into the lawsuit. In May 2011, the court entered an amended scheduling order that governs, among other things, deadlines for fact discovery (November 30, 2011) and the filing of the Company’s anticipated decertification motion (October 14, 2011) and any potentially dispositive motions (December 16, 2011). The court’s scheduling order establishes a trial date of May 21, 2012.  The Company does not anticipate a ruling on its decertification motion before January 2012.

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the Richter action is not appropriate for collective action treatment. The Company has obtained summary judgment in some, although not all, of its pending individual or single-plaintiff store manager exemption cases in which it has filed such a motion.

The Company is vigorously defending the Richter matter. However, at this time, it is not possible to predict whether Richter ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful in its defense of the action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in Richter. For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter; however, if the Company is not successful in its defense efforts, the resolution of Richter could have a material adverse effect on the Company’s financial statements as a whole.

On May 18, 2006, the Company was served with a lawsuit entitled Tammy Brickey, Becky Norman, Rose Rochow, Sandra Cogswell and Melinda Sappington v. Dolgencorp, Inc. and Dollar General Corporation (Western District of New York, Case No. 6:06-cv-06084-DGL, originally filed on February 9, 2006 and amended on May 12, 2006 (“Brickey”)). The Brickey plaintiffs seek to proceed collectively under the FLSA and as a class under New York, Ohio, Maryland and North Carolina wage and hour statutes on behalf of, among others, assistant store managers who claim to be owed wages (including overtime wages) under those statutes. On February 22, 2011, the court denied the plaintiffs’ class certification motion in its entirety and ordered that the matter proceed only as to the named plaintiffs.  On March 22, 2011, the plaintiffs moved the court for reconsideration of its Order denying their class certification motion.  On March 30, 2011, the plaintiffs’ reconsideration motion was denied, and the plaintiffs did not appeal that ruling. The case will proceed now only as to the named plaintiffs, and the Company does not expect the outcome to be material to its financial statements as a whole.

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

On April 19, 2010, the plaintiffs moved for class certification relating to their Title VII claims. The Company filed its response to the certification motion in June 2010. Briefing has closed, and the motion remains pending. The Company’s motion to decertify the Equal Pay Act class was denied as premature. If the case proceeds, the Company expects to file a similar motion in due course.

The parties agreed to mediate this action, and the court stayed the action pending the results of the mediation.  The mediation occurred in March and April, 2011, and the Company has reached an agreement in principle to settle the matter on behalf of the entire putative class. The proposed settlement, which still must be submitted to and approved by the court, provides for both monetary and equitable relief. Under the proposed terms, the Company will pay $15.5 million into a fund for the class members that will be apportioned and paid out to individual members (less any additional attorneys’ fees or litigation costs approved by the court), upon submission of a valid claim. It will pay an additional $3.25 million for plaintiffs’ legal fees and costs.  Of the total $18.75 million anticipated payment, the Company expects to receive reimbursement from its Employment Practices Liability Insurance (“EPLI”) carrier of approximately $15.9 million, which represents the balance remaining of the $20 million EPLI policy covering the claims.  In addition, the Company has agreed to make certain adjustments to its pay setting policies and procedures for new store managers.  If the settlement is approved, the

Company expects to implement the new pay policies and practices no later than April 2012.  At this time, the Company expects the proposed settlement to be filed with the court by the end of September, 2011 and anticipates the court’s ruling sometime during the fall of 2011. Because it deemed settlement probable and estimable, the Company accrued for the net settlement as well as for certain additional anticipated fees related thereto during the 13-week period ended April 29, 2011, and concurrently recorded a receivable of approximately $15.9 million from its EPLI carrier.

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

On June 16, 2010, a lawsuit entitled Shaleka Gross, et al v. Dollar General Corporation was filed in the United States District Court for the Southern District of Mississippi (Civil Action No. 3:10CV340WHB-LR) (“Gross”) in which three former non-exempt store employees, on behalf of themselves and certain other non-exempt Dollar General store employees, alleged that they were not paid for all hours worked in violation of the FLSA. Specifically, plaintiffs alleged that they were not properly paid for certain breaks and sought back wages (including overtime wages), liquidated damages and attorneys’ fees and costs.

Before the Company was served with the Gross complaint, the plaintiffs dismissed the action and re-filed it in the United States District Court for the Northern District of Mississippi, now captioned as Cynthia Walker, et al. v. Dollar General Corporation, et al. (Civil Action No. 4:10-CV119-P-S) (“Walker”). The Walker complaint was filed on September 16, 2010, and although it added approximately eight additional plaintiffs, it added no substantive allegations beyond those alleged in the Gross complaint. The Company filed a motion to transfer the case back to the Southern District of Mississippi along with a motion to dismiss for lack of personal jurisdiction over two corporate defendants and for failure to state a claim as to Dollar General Corporation. The motion to transfer remains pending, but the plaintiffs agreed to dismiss their claims against Dollar General Corporation and Dolgencorp of Texas, Inc., another corporate defendant, and to dismiss two of the eight named plaintiffs.  To date, no other individuals have opted into the Walker matter, and the plaintiffs have not asked the court to certify any class.

On August 2, 2011, the court entered a scheduling order that governs, among other things, the deadlines for certification-related discovery (January 31, 2012) and the filing of any motion for conditional certification by the plaintiffs (March 2, 2012).  The Company’s response to any conditional certification motion must be filed within 30 days of such motion, or by March 2, 2012, whichever is later.

At this time, it is not possible to predict whether the court will permit the Walker action to proceed collectively. The Company does not believe that Walker is appropriate for collective treatment and believes that its wage and hour policies and practices comply with both federal and state law. Although the Company plans to vigorously defend Walker, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims raised. For these reasons, the Company is unable to estimate any potential loss or range of loss; however if the Company is not successful in its defense efforts, the resolution of this action could have a material adverse effect on the Company’s financial statements as a whole.

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

On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) (“Winn-Dixie”) in which the plaintiffs allege that the sale of food and other items in approximately 90 of the Company’s stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs’ stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers.  Plaintiffs seek damages and an injunction limiting the sale of food and other items in those stores. The Company intends to vigorously defend the Winn-Dixie matter.  However, at this time, no assurances can be given that the Company will be successful in its defense of the action on the merits or otherwise.  Similarly, at this time, because of differences among the leases and the stores involved and certain outstanding threshold issues that will have to be addressed by the court, the Company is unable reasonably to estimate potential losses; however, if the Company is not successful in defending the Winn-Dixie matter, the outcome could have a material adverse effect on the Company’s financial statements as a whole.

In October 2008, the Company terminated an interest rate swap as a result of the counterparty’s declaration of bankruptcy. This declaration of bankruptcy constituted a default under the contract governing the swap, giving the Company the right to terminate. The Company subsequently settled the swap in November 2008 for approximately $7.6 million, including interest accrued to the date of termination. On May 14, 2010, the Company received a demand from the counterparty for an additional payment of approximately $19 million plus interest, claiming that the valuation used to calculate the $7.6 million was commercially unreasonable, and seeking to invoke the alternative dispute resolution procedures established by the bankruptcy court. The Company participated in the alternative dispute resolution procedures as it believed a reasonable settlement would be in the best interest of the Company to avoid the substantial risk and costs of litigation. In April of 2011, the Company reached a settlement with the counterparty under which the Company paid an additional $9.85 million in exchange for a full release. The Company accrued the settlement amount along with additional expected fees and costs related thereto in the 13-week period ended April 29, 2011. The settlement was finalized and the payment was made in May 2011.

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

9.             Segment reporting

The Company manages its business on the basis of one reportable segment. As of July 29, 2011, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. Net sales grouped by classes of similar products are presented below.

	13 Weeks Ended		26 Weeks Ended
(In thousands)	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Classes of similar products:
Consumables	$2,611,070	$2,297,374	$5,140,140	$4,528,874
Seasonal	502,569	471,185	959,626	901,236
Home products	235,803	222,459	470,011	447,326
Apparel	225,752	223,137	457,114	448,033
Net sales	$3,575,194	$3,214,155	$7,026,891	$6,325,469

10.          Related party transactions

Affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman, Sachs & Co. indirectly own a substantial portion of the Company’s common stock. A Member and a Director of KKR and a Managing Director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

Affiliates of KKR and Goldman, Sachs & Co. (among other entities) may be lenders under the Company’s senior secured term loan facility (“Term Loan Facility”) with a principal balance as of July 29, 2011 of approximately $1.96 billion. The Company paid approximately $36.8 million and $30.1 million of interest on the Term Loan Facility during the 26-week periods ended July 29, 2011 and July 30, 2010, respectively.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap with a $143.3 million notional amount as of July 29, 2011, entered into in connection with the Term Loan Facility. The Company paid Goldman, Sachs & Co. approximately $10.6 million and $9.1 million in the 26-week periods ended July 29, 2011 and July 30, 2010, respectively, pursuant to this swap.

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

	July 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$55,434	$36,613	$21,003	$—	$113,050
Merchandise inventories	—	1,973,863	—	—	1,973,863
Income taxes receivable	64,469	4,700	—	(25,734)	43,435
Deferred income taxes	9,426	—	14,067	(23,493)	—
Prepaid expenses and other current assets	846,397	4,574,666	4,312	(5,282,942)	142,433
Total current assets	975,726	6,589,842	39,382	(5,332,169)	2,272,781
Net property and equipment	108,515	1,514,223	253	—	1,622,991
Goodwill	4,338,589	—	—	—	4,338,589
Intangible assets, net	1,199,200	46,573	—	—	1,245,773
Deferred income taxes	—	—	49,442	(49,442)	—
Other assets, net	5,894,512	13,071	320,935	(6,179,549)	48,969

Total assets	$12,516,542	$8,163,709	$410,012	$(11,561,160)	$9,529,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$963	$—	$—	$963
Accounts payable	4,555,164	1,791,240	50,718	(5,274,173)	1,122,949
Accrued expenses and other	63,129	251,049	61,214	(8,769)	366,623
Income taxes payable	—	—	26,544	(25,734)	810
Deferred income taxes	—	59,099	—	(23,493)	35,606
Total current liabilities	4,618,293	2,102,351	138,476	(5,332,169)	1,526,951
Long-term obligations	3,040,467	3,162,953	—	(3,424,012)	2,779,408
Deferred income taxes	429,986	243,490	—	(49,442)	624,034
Other liabilities	44,961	29,473	141,441	—	215,875

Redeemable common stock	9,271	—	—	—	9,271

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	298,842	23,855	100	(23,955)	298,842
Additional paid-in capital	2,951,761	431,253	19,900	(451,153)	2,951,761
Retained earnings	1,133,943	2,170,334	110,095	(2,280,429)	1,133,943
Accumulated other comprehensive loss	(10,982)	—	—	—	(10,982)
Total shareholders’ equity	4,373,564	2,625,442	130,095	(2,755,537)	4,373,564

Total liabilities and shareholders’ equity	$12,516,542	$8,163,709	$410,012	$(11,561,160)	$9,529,103

	January 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$111,545	$364,404	$21,497	$—	$497,446
Merchandise inventories	—	1,765,433	—	—	1,765,433
Income taxes receivable	13,529	—	—	(13,529)	—
Deferred income taxes	8,877	—	6,825	(15,702)	—
Prepaid expenses and other current assets	741,352	3,698,117	4,454	(4,338,977)	104,946
Total current assets	875,303	5,827,954	32,776	(4,368,208)	2,367,825
Net property and equipment	105,155	1,419,133	287	—	1,524,575
Goodwill	4,338,589	—	—	—	4,338,589
Intangible assets, net	1,199,200	57,722	—	—	1,256,922
Deferred income taxes	—	—	47,690	(47,690)	—
Other assets, net	5,337,522	12,675	304,285	(5,596,171)	58,311

Total assets	$11,855,769	$7,317,484	$385,038	$(10,012,069)	$9,546,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$1,157	$—	$—	$1,157
Accounts payable	3,691,564	1,541,593	50,824	(4,330,340)	953,641
Accrued expenses and other	68,398	226,225	61,755	(8,637)	347,741
Income taxes payable	11,922	13,246	14,341	(13,529)	25,980
Deferred income taxes	—	52,556	—	(15,702)	36,854
Total current liabilities	3,771,884	1,834,777	126,920	(4,368,208)	1,365,373
Long-term obligations	3,534,447	3,000,877	—	(3,248,254)	3,287,070
Deferred income taxes	417,874	228,381	—	(47,690)	598,565
Other liabilities	67,932	27,250	136,400	—	231,582

Redeemable common stock	9,153	—	—	—	9,153

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	298,819	23,855	100	(23,955)	298,819
Additional paid-in capital	2,945,024	431,253	19,900	(451,153)	2,945,024
Retained earnings	830,932	1,771,091	101,718	(1,872,809)	830,932
Accumulated other comprehensive loss	(20,296)	—	—	—	(20,296)
Total shareholders’ equity	4,054,479	2,226,199	121,718	(2,347,917)	4,054,479

Total liabilities and shareholders’ equity	$11,855,769	$7,317,484	$385,038	$(10,012,069)	$9,546,222

	For the 13-weeks ended July 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$74,404	$3,575,194	$22,581	$(96,985)	$3,575,194
Cost of goods sold	—	2,426,852	—	—	2,426,852
Gross profit	74,404	1,148,342	22,581	(96,985)	1,148,342
Selling, general and administrative expenses	67,640	805,790	21,868	(96,985)	798,313
Operating profit	6,764	342,552	713	—	350,029
Interest income	(11,688)	(6,115)	(5,266)	23,043	(26)
Interest expense	69,292	14,396	8	(23,043)	60,653
Other (income) expense	58,239	—	—	—	58,239
Income (loss) before income taxes	(109,079)	334,271	5,971	—	231,163
Income tax expense (benefit)	(40,666)	124,341	1,446	—	85,121
Equity in subsidiaries’ earnings, net of taxes	214,455	—	—	(214,455)	—
Net income	$146,042	$209,930	$4,525	$(214,455)	$146,042

	For the 13 weeks ended July 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$73,122	$3,214,155	$21,943	$(95,065)	$3,214,155
Cost of goods sold	—	2,178,176	—	—	2,178,176
Gross profit	73,122	1,035,979	21,943	(95,065)	1,035,979
Selling, general and administrative expenses	66,453	744,212	19,622	(95,065)	735,222
Operating profit	6,669	291,767	2,321	—	300,757
Interest income	(10,390)	(3,219)	(4,954)	18,531	(32)
Interest expense	77,852	10,003	6	(18,531)	69,330
Other (income) expense	6,526	—	—	—	6,526
Income (loss) before income taxes	(67,319)	284,983	7,269	—	224,933
Income tax expense (benefit)	(24,106)	105,772	2,072	—	83,738
Equity in subsidiaries’ earnings, net of taxes	184,408	—	—	(184,408)	—
Net income	$141,195	$179,211	$5,197	$(184,408)	$141,195

	For the 26-weeks ended July 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$161,921	$7,026,891	$41,395	$(203,316)	$7,026,891
Cost of goods sold	—	4,791,152	—	—	4,791,152
Gross profit	161,921	2,235,739	41,395	(203,316)	2,235,739
Selling, general and administrative expenses	147,201	1,580,358	39,849	(203,316)	1,564,092
Operating profit	14,720	655,381	1,546	—	671,647
Interest income	(24,110)	(10,096)	(10,494)	44,655	(45)
Interest expense	144,038	26,847	14	(44,655)	126,244
Other (income) expense	60,511	—	—	—	60,511
Income (loss) before income taxes	(165,719)	638,630	12,026	—	484,937
Income tax expense (benefit)	(61,110)	239,387	3,649	—	181,926
Equity in subsidiaries’ earnings, net of taxes	407,620	—	—	(407,620)	—
Net income	$303,011	$399,243	$8,377	$(407,620)	$303,011

	For the 26-weeks ended July 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$160,586	$6,325,469	$41,591	$(202,177)	$6,325,469
Cost of goods sold	—	4,289,734	—	—	4,289,734
Gross profit	160,586	2,035,735	41,591	(202,177)	2,035,735
Selling, general and administrative expenses	146,072	1,466,075	34,285	(202,177)	1,444,255
Operating profit	14,514	569,660	7,306	—	591,480
Interest income	(21,407)	(5,929)	(9,907)	37,205	(38)
Interest expense	157,309	21,233	11	(37,205)	141,348
Other (income) expense	6,671	—	—	—	6,671
Income (loss) before income taxes	(128,059)	554,356	17,202	—	443,499
Income tax expense (benefit)	(46,909)	207,682	5,535	—	166,308
Equity in subsidiaries’ earnings, net of taxes	358,341	—	—	(358,341)	—
Net income	$277,191	$346,674	$11,667	$(358,341)	$277,191

	For the 26 weeks ended July 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$303,011	$399,243	$8,377	$(407,620)	$303,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,238	119,568	65	—	135,871
Deferred income taxes	5,478	21,652	(8,994)	—	18,136
Tax benefit of stock options	(450)	—	—	—	(450)
Loss on debt retirement, net	60,303	—	—	—	60,303
Non-cash share-based compensation	6,798	—	—	—	6,798
Other non-cash gains and losses	452	17,257	—	—	17,709
Equity in subsidiaries’ earnings, net	(407,620)	—	—	407,620	—
Change in operating assets and liabilities:
Merchandise inventories	—	(222,669)	—	—	(222,669)
Prepaid expenses and other current assets	(14,841)	(22,654)	359	—	(37,136)
Accounts payable	8,232	158,565	(107)	—	166,690
Accrued expenses and other	(13,540)	27,439	4,500	—	18,399
Income taxes	(62,412)	(17,946)	12,203	—	(68,155)
Other	1,355	(1,425)	2	—	(68)
Net cash provided by (used in) operating activities	(96,996)	479,030	16,405	—	398,439
Cash flows from investing activities:
Purchases of property and equipment	(14,330)	(203,762)	(31)	—	(218,123)
Proceeds from sale of property and equipment	12	461	—	—	473
Net cash used in investing activities	(14,318)	(203,301)	(31)	—	(217,650)
Cash flows from financing activities:
Issuance of common stock	177	—	—	—	177
Repayments of long-term obligations	(910,677)	(684)	—	—	(911,361)
Borrowings under revolving credit agreement	371,600	—	—	—	371,600
Repayments of borrowings under revolving credit agreement	(25,600)	—	—	—	(25,600)
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(451)	—	—	—	(451)
Tax benefit of stock options	450	—	—	—	450
Changes in intercompany note balances, net	619,704	(602,836)	(16,868)	—	—
Net cash provided by (used in) financing activities	55,203	(603,520)	(16,868)	—	(565,185)
Net decrease in cash and cash equivalents	(56,111)	(327,791)	(494)	—	(384,396)
Cash and cash equivalents, beginning of period	111,545	364,404	21,497	—	497,446
Cash and cash equivalents, end of period	$55,434	$36,613	$21,003	$—	$113,050

	For the 26 weeks ended July 30, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$277,191	$346,674	$11,667	$(358,341)	$277,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,924	109,210	22	—	126,156
Deferred income taxes	6,952	(4,214)	(7,598)	—	(4,860)
Tax benefit of stock options	(5,387)	—	—	—	(5,387)
Loss on debt retirement, net	6,387	—	—	—	6,387
Non-cash share-based compensation	8,366	—	—	—	8,366
Other non-cash gains and losses	652	5,814	—	—	6,466
Equity in subsidiaries’ earnings, net	(358,341)	—	—	358,341	—
Change in operating assets and liabilities:
Merchandise inventories	—	(219,589)	—	—	(219,589)
Prepaid expenses and other current assets	3,347	(18,724)	(445)	—	(15,822)
Accounts payable	(8,226)	122,214	(12)	—	113,976
Accrued expenses and other	(30,484)	(5,503)	151	—	(35,836)
Income taxes	(1,006)	8,235	16,040	—	23,269
Other	7	(1,018)	—	—	(1,011)
Net cash provided by (used in) operating activities	(83,618)	343,099	19,825	—	279,306
Cash flows from investing activities:
Purchases of property and equipment	(11,222)	(151,777)	(59)	—	(163,058)
Proceeds from sale of property and equipment	—	544	—	—	544
Net cash used in investing activities	(11,222)	(151,233)	(59)	—	(162,514)
Cash flows from financing activities:
Issuance of common stock	401	—	—	—	401
Repayments of long-term obligations	(57,229)	(908)	—	—	(58,137)
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(5,098)	—	—	—	(5,098)
Tax benefit of stock options	5,387	—	—	—	5,387
Changes in intercompany note balances, net	160,729	(140,398)	(20,331)	—	—
Net cash provided by (used in) financing activities	104,190	(141,306)	(20,331)	—	(57,447)
Net increase (decrease) in cash and cash equivalents	9,350	50,560	(565)	—	59,345
Cash and cash equivalents, beginning of period	97,620	103,001	21,455	—	222,076
Cash and cash equivalents, end of period	$106,970	$153,561	$20,890	$—	$281,421

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of July 29, 2011, and the related condensed consolidated statements of income for the thirteen and twenty-six week periods ended July 29, 2011 and July 30, 2010, and the condensed consolidated statements of cash flows for the twenty six-week periods ended July 29, 2011 and July 30, 2010. These financial statements are the responsibility of the Company’s management.

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

August 30, 2011
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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 9,641 stores located in 35 states as of July 29, 2011, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products; health and beauty products and pet supplies; and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The customers we serve are value-conscious, and Dollar General has always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, over the past three years we have been operating in an environment with heightened economic challenges and uncertainties. Consumers are facing very high rates of unemployment, fluctuating food, gasoline and energy costs, rising medical costs, continued weakness in the housing and credit markets, and the timetable for economic recovery remains uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, we remain cautiously optimistic with regard to executing our operating priorities in 2011.

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

Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. We have enhanced our category management processes, allowing us to continue expanding our product offerings while also improving profitability, by adding more productive items and eliminating unproductive items. We are utilizing the space in our stores more productively by implementing more consistent space planning; and in early 2011 we completed the final phase of our three year initiative to raise the shelf height in our stores, increasing the linear feet available to expand our merchandise offerings. In addition, we are making significant progress in defining and improving our store standards with a goal of maintaining a consistent look and feel across all stores. We evaluate our store hours on an ongoing basis and opportunistically adjust our hours for our customers’ convenience. We are targeting both new and existing customers with our improved advertising circulars as well as through our website and social media. Finally, we believe we have significant potential to grow sales through new store growth in both existing and new markets. We plan to open approximately 625 new stores in fiscal 2011, including 301 stores opened through July 29, 2011, and to enter three additional states: Connecticut, New Hampshire and Nevada. We are currently in the process of developing our strategy and locating store sites for our planned entrance into California in 2012. Our criteria for opening new stores are based on numerous factors including, among other things, availability of appropriate sites, expected sales, lease terms, population demographics, competition, and the employment environment.

Our second priority is to increase gross profit through category management, distribution efficiencies, shrink reduction, an improved pricing model, and expansion of private brand offerings and increased foreign sourcing. Over the period from 2008 through 2010, our gross profit rate improved significantly, and we believe we have additional opportunities to improve over the long term, although at a more moderate pace. While gross profit continued to increase in the first half of 2011, we experienced some degradation in our gross profit rate and we expect to continue to experience headwinds in the near future related to sales mix and increased product costs (and the resulting effect on initial markup and LIFO). Our merchandising team has been successful in its efforts to upgrade our merchandise selection to better serve our customers while managing our everyday low price strategy. We constantly review our pricing and markdown strategies and work diligently to minimize product cost increases and to remain competitive. We believe we have the potential to directly source a larger portion of our products at savings to current costs. We offer a wide variety of national brands at competitive prices, but we are also focused on increasing sales of private brands, which generally have lower price points and higher gross profit rates than national brands, to ensure an optimal mix of product offerings. Our operations group continues to be highly focused on inventory shrink reduction initiatives, while our supply chain team continues its efforts to increase efficiencies, with the goal of leveraging transportation and distribution expenses.

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

Focus on these priorities resulted in improved performance in the second quarter of 2011 over the comparable 2010 period in many of our key financial metrics, as follows. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Total sales increased 11.2% to $3.58 billion. Sales in same-stores increased 5.9% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended July 29, 2011 were approximately $205, up from $199 for the comparable prior 52-week period.

•                  Gross profit, as a percentage of sales, declined slightly to 32.1% compared to 32.2% in the 2010 period. Our mix of sales continued to trend toward more consumables, which have a lower gross profit rate than non-consumables and our cost of products continued to increase in the quarter, primarily due to increased commodity and fuel costs. We recorded an increase to our LIFO reserve of $10.7 million in the 2011 second quarter compared to $0.7 million in the 2010 second quarter. These factors were substantially offset by increased pricing and lower markdowns, inventory shrinkage and distribution center costs, as a percentage of sales.

•                  Inventory turnover declined to 5.1 times on a rolling four-quarter basis compared to 5.2 times for the corresponding prior year period, primarily because of the expansion of our merchandise offerings related to the completion of our initiative to raise the shelf height in our stores, along with incremental purchases within our normal inventory assortment that should mitigate a portion of anticipated cost increases.

•                  Selling, general and administrative expenses, or SG&A, as a percentage of sales, was 22.3% compared to 22.9% in the 2010 second quarter. SG&A as a percentage of sales declined due to our significant sales increase as well as our continued focus on cost reduction initiatives. We are realizing significant store labor savings as a result of our new workforce management initiatives.

•                  Operating profit, as a percentage of sales, was 9.8% compared to 9.4% in the 2010 second quarter, an improvement of 43 basis points.

•                  Interest expense decreased by $8.7 million to $60.7 million in the 2011 second quarter primarily due to lower average outstanding borrowings during the period and lower all-in interest rates on our term loan due to reduced notional amounts on interest rate swaps. On July 15, 2011, we redeemed the remaining $839.3 million outstanding aggregate principal amount of our 10.625% senior notes utilizing excess cash and borrowings under our revolving credit facility. The repurchase resulted in a non-operating loss in the quarter of $58.1 million ($35.4 million net of income taxes, or $0.10 per diluted share). Total long-term obligations as of July 29, 2011 were $2.78 billion, a net reduction of $572 million from the prior year.

•                  Net income was $146.0 million, or $0.42 per diluted share, compared to net income of $141.2 million, or $0.41 per diluted share, in the 2010 second quarter.

In summary, in the 2011 second quarter, we were very successful in managing our business and improving profitability even as we faced the challenges of extended economic uncertainties and increases in commodity and fuel costs.  We believe that our focus on providing consumers with the products they need most frequently and adhering to our everyday low price strategy has helped us earn the trust of our customers. Even as we have recently seen the need to pass through certain commodities cost increases, our customer traffic and average transaction have continued to increase, indicating that our customers are relying on us more than ever for their consumables needs. Our small format and conveniently located stores provide an attractive shopping alternative to customers seeking to save time and money.

We expect to continue to experience uncertainty with regard to product and transportation fuel costs for the remainder of the year. In addition, due to the continued economic uncertainty faced by consumers and the impact of such uncertainty on the discretionary spending of our customers, we do not expect that sales of non-consumables, as a percentage of our total sales, will increase from the 2010 fiscal year. These factors are likely to continue to pressure our gross profit rate for the second half and full year 2011.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We follow the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2011 and 2010, which represent the 53-week fiscal year which will end on February 3, 2012 and the 52-week fiscal year which ended January 28, 2011, respectively. References to quarterly accounting periods for 2011 and 2010 contained herein refer to 13-week accounting periods, except for the fourth quarter of 2011, which will be a 14-week accounting period.

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

The following table contains results of operations data for the most recent 13-week and 26-week periods of each of 2011 and 2010, and the dollar and percentage variances among those periods:

(amounts in millions,	13 Weeks Ended		2011 vs. 2010		26 Weeks Ended		2011 vs. 2010
except per share amounts)	July 29, 2011	July 30, 2010	Amount change	% change	July 29, 2011	July 30, 2010	Amount change	% change
Net sales by category:
Consumables	$2,611.1	$2,297.4	$313.7	13.7%	$5,140.1	$4,528.9	$611.3	13.5%
% of net sales	73.03%	71.48%			73.15%	71.60%
Seasonal	502.6	471.2	31.4	6.7	959.6	901.2	58.4	6.5
% of net sales	14.06%	14.66%			13.66%	14.25%
Home products	235.8	222.5	13.3	6.0	470.0	447.3	22.7	5.1
% of net sales	6.60%	6.92%			6.69%	7.07%
Apparel	225.8	223.1	2.6	1.2	457.1	448.0	9.1	2.0
% of net sales	6.31%	6.94%			6.51%	7.08%
Net sales	$3,575.2	$3,214.2	$361.0	11.2%	$7,026.9	$6,325.5	$701.4	11.1%
Cost of goods sold	2,426.9	2,178.2	248.7	11.4	4,791.2	4,289.7	501.4	11.7
% of net sales	67.88%	67.77%			68.18%	67.82%
Gross profit	1,148.3	1,036.0	112.4	10.8	2,235.7	2,035.7	200.0	9.8
% of net sales	32.12%	32.23%			31.82%	32.18%
Selling, general and administrative expenses	798.3	735.2	63.1	8.6	1,564.1	1,444.3	119.8	8.3
% of net sales	22.33%	22.87%			22.26%	22.83%
Operating profit	350.0	300.8	49.3	16.4	671.6	591.5	80.2	13.6
% of net sales	9.79%	9.36%			9.56%	9.35%
Interest income	(0.0)	(0.0)	0.0	(18.8)	(0.0)	(0.0)	(0.0)	18.4
% of net sales	(0.00)%	(0.00)%			(0.00)%	(0.00)%
Interest expense	60.7	69.3	(8.7)	(12.5)	126.2	141.3	(15.1)	(10.7)
% of net sales	1.70%	2.16%			1.80%	2.23%
Other (income) expense	58.2	6.5	51.7	792.4	60.5	6.7	53.8	807.1
% of net sales	1.63%	0.20%			0.86%	0.11%
Income before income taxes	231.2	224.9	6.2	2.8	484.9	443.5	41.4	9.3
% of net sales	6.47%	7.00%			6.90%	7.01%
Income taxes	85.1	83.7	1.4	1.7	181.9	166.3	15.6	9.4
% of net sales	2.38%	2.61%			2.59%	2.63%
Net income	$146.0	$141.2	$4.8	3.4%	$303.0	$277.2	$25.8	9.3%
% of net sales	4.08%	4.39%			4.31%	4.38%
Diluted earnings per share	$0.42	$0.41	$0.01	2.4%	$0.88	$0.80	$0.08	10.0%

13 WEEKS ENDED JULY 29, 2011 AND JULY 30, 2010

Net Sales. The net sales increase in the 2011 second quarter reflects a same-store sales increase of 5.9% compared to the 2010 quarter. Same-stores include stores that have been open at least 13 months and remain open at the end of the reporting period. For the 2011 quarter, there were 8,938 same-stores which accounted for sales of $3.36 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores. Consumables sales increased at a higher rate than non-consumables, with the most significant growth related to changes in and further expansion of our candy and snacks, packaged food, and perishables offerings.  Sales growth in our home, basic apparel and seasonal categories continued to be impacted by weakness and uncertainties in the macroeconomic environment during the quarter.

Gross Profit. Our gross profit rate as a percentage of sales was 32.1% in the 2011 second quarter compared to 32.2% in the 2010 second quarter. Consumables, which generally have lower markups than non-consumables, have continued to increase as a percentage of sales. In addition, our purchase costs have increased primarily due to increased commodity and fuel costs. We recorded an increase to our LIFO reserve of $10.7 million in the 2011 second quarter compared to $0.7 million in the 2010 second quarter. These factors were substantially offset by increased pricing and lower markdowns, inventory shrinkage and distribution center costs, as a percentage of sales.

SG&A Expense. SG&A expense was 22.3% as a percentage of sales in the 2011 period compared to 22.9% in the 2010 period, a decrease of 54 basis points. Retail salaries increased at a rate lower than our increase in sales reflecting further progress in the phased rollout of our workforce management system. A decrease in incentive compensation contributed to the overall decrease in SG&A as a percentage of sales as did a decrease in total advertising costs driven by an increase in cooperative advertising. SG&A, as a percentage of sales, was also favorably impacted by other cost reduction and productivity initiatives as well as the 11.2% increase in sales. These improvements were partially offset by depreciation and amortization expenses, which increased at a higher rate than the increase in sales, primarily due to increased investment in store fixtures and equipment resulting from recent merchandising initiatives such as raising the height of our store shelves, as well as the purchase of stores.

Interest Expense. The decrease in interest expense in the 2011 period from the 2010 period is due to lower outstanding borrowings, resulting from our repurchases of indebtedness in 2011 and 2010 and lower all-in interest rates on our term loan primarily due to reduced notional amounts on interest rate swaps. On July 15, 2011, we redeemed the remaining $839.3 million outstanding aggregate principal amount of our 10.625% senior notes utilizing excess cash and borrowings under our revolving credit facility.

Other (Income) Expense. Other (income) expense in the 2011 period includes a pretax loss of $58.1 million resulting from the repurchase of our 10.625% senior notes.

Income Taxes. The effective income tax rate for the 2011 period was 36.8% compared to a rate of 37.2% for the 2010 period which represents a net decrease of 0.4%.

26 WEEKS ENDED JULY 29, 2011 AND JULY 30, 2010

Net Sales. The net sales increase in the 2011 period reflects a same-store sales increase of 5.6% compared to the 2010 period. Same-stores include stores that have been open at least 13 months and remain open at the end of the reporting period. For 2011, there were 8,938 same-stores which accounted for sales of $6.59 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores. Consumables sales increased at a higher rate than non-consumables, with the most significant growth related to changes in and further expansion of our candy and snacks, packaged food, and perishables offerings.  Sales growth in our home, basic apparel and seasonal categories has been impacted by weakness and uncertainties in the macroeconomic environment, and to some extent, by unfavorable weather trends.

Gross Profit. The gross profit rate as a percentage of sales was 31.8% in the 2011 period compared to 32.2% in the 2010 period. Consumables, which generally have lower markups than non-consumables, represented a greater percentage of sales in the 2011 period than in the 2010 period. In addition, our purchase costs have increased primarily due to increased commodity and fuel costs and we incurred higher markdowns in the first quarter to sell through winter apparel and home products. We recorded an increase to our LIFO reserve of $14.2 million in the 2011 period compared to $0.7 million in the 2010 period. These factors were partially offset by increased pricing and lower inventory shrinkage and distribution center costs, as a percentage of sales.

SG&A Expense. SG&A expense was 22.3% as a percentage of sales in the 2011 period compared to 22.8% in the 2010 period, a decrease of 57 basis points. SG&A in the 2011 period includes expenses totaling $13.1 million, or 19 basis points, for payments and accruals related to the settlement and expected settlement of two legal matters while SG&A in the 2010 period includes expenses totaling $15.0 million, or 24 basis points, primarily relating to share-based compensation incurred in connection with a secondary offering of our common stock. Retail salaries increased at a rate lower than our increase in sales reflecting further progress in the phased rollout of our workforce management system. A decrease in incentive compensation contributed to the overall decrease in SG&A as a percentage of sales as did a decrease in total advertising costs driven by an increase in cooperative advertising. SG&A, as a percentage of sales, was also favorably impacted by other cost reduction and productivity initiatives as well as the 11.1% increase in sales. These improvements were partially offset by depreciation and amortization expenses, which increased at a higher rate than the increase in sales, primarily due to increased investment in store fixtures and equipment resulting from recent merchandising initiatives such as raising the height of our store shelves, as well as the purchase of stores.

Interest Expense. The decrease in interest expense in the 2011 period from the 2010 period is due to lower outstanding borrowings, resulting from our repurchases of indebtedness in 2011 and 2010 and lower all-in interest rates on our term loan primarily due to reduced notional amounts on interest rate swaps. During the 2011 period, we redeemed or repurchased $864.3 million aggregate principal amount of our outstanding 10.625% senior notes utilizing excess cash and borrowings under our revolving credit facility.

Other (Income) Expense. Other (income) expense in the 2011 period includes pretax losses totaling $60.3 million resulting from the repurchase of our 10.625% senior notes.

Income Taxes. The effective income tax rate for both the 2011 and 2010 periods was 37.5%.

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $2.995 billion as of July 29, 2011. The Credit Facilities consist of a $1.964 billion senior secured term loan facility (“Term Loan Facility”) and a senior secured asset-based revolving credit facility (“ABL Facility”). Total commitments under the ABL Facility are equal to $1.031 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

The amount available under the ABL Facility (including letters of credit) is subject to certain borrowing base limitations. The ABL Facility includes a “last out” tranche in respect of which we may borrow up to a maximum amount of $101.0 million.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the term loan facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) as of July 29, 2011, under the ABL Facility (except in the last out tranche described above), 1.25% for LIBOR borrowings and 0.25% for base-rate borrowings; and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments at a rate of 0.375% per annum. We also must pay customary letter of credit fees.

Under the Term Loan Facility we are required to prepay outstanding term loans, subject to certain exceptions, with up to 50% of our annual excess cash flow (as defined in the credit agreement) which will be reduced to 25% and 0% if we achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through July 29, 2011, no prepayments have been required under the prepayment provisions listed above. The Term Loan Facility can be prepaid in whole or in part at any time.

We voluntarily prepaid $325 million of the Term Loan Facility in January 2010 and, as a result, no further principal payments will be required prior to its maturity on July 6, 2014, assuming no mandatory prepayment provisions are triggered before such date. There is no amortization under the ABL Facility. The entire principal amount (if any) outstanding under the ABL Facility is due and payable in full at maturity on July 6, 2013.

In addition, we are required to prepay the ABL Facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base. Through July 29, 2011, no prepayments have been required under any prepayment provisions.

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

At July 29, 2011, we had borrowings of $346.0 million, $14.8 million of commercial letters of credit, and $28.6 million of standby letters of credit outstanding under our ABL Facility. We anticipate potential borrowings under the ABL Facility in fiscal 2011 up to a maximum of $400 million outstanding at any one time.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

On April 29, 2011, we repurchased in the open market $25.0 million outstanding aggregate principal amount of our 10.625% senior notes due 2015 (the “Senior Notes”) at a redemption price of 107.0% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $2.2 million. On July 15, 2011, we redeemed the remaining $839.3 million outstanding aggregate principal amount of the Senior Notes (which had been scheduled to mature on July 15, 2015) at a redemption price of 105.313% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $58.1 million. The redemption was effected in accordance with the indenture dated as of July 6, 2007 governing the Senior Notes pursuant to a notice dated May 31, 2011.  The pretax losses on these transactions are reflected in Other (income) expense in our condensed consolidated statement of income in the applicable 13-week and 26-week periods ended July 29, 2011. We funded the redemption price for the Senior Notes with cash on hand and borrowings under the ABL Facility, under which the borrowing rate was 1.9% at July 29, 2011.

As of July 29, 2011, we had $450.7 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “Senior Subordinated Notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture”).

Interest on the Senior Subordinated Notes is payable on January 15 and July 15 of each year. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum.  We previously had the ability to elect to pay interest by increasing the principal amount of the Senior Subordinated Notes or issuing new Senior Subordinated Notes (“PIK interest”) instead of paying cash interest. Due to the expiration of the notification period for such option, all interest on the Senior Subordinated Notes has been paid or will be payable in cash.

We may redeem some or all of the Senior Subordinated Notes at any time at redemption prices described or set forth in the senior subordinated indenture. We also may seek, from time to time, to retire some or all of the Senior Subordinated Notes through cash purchases in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Upon the occurrence of a change of control, which is defined in the senior subordinated indenture, each holder of the Senior Subordinated Notes has the right to require us to repurchase some or all of such holder’s Senior Subordinated Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The senior subordinated indenture contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to (subject to certain exceptions): incur additional debt; issue disqualified stock or issue certain preferred stock; pay dividends on or make certain distributions and other restricted payments; create certain liens or encumbrances; sell assets; enter into transactions with affiliates; make payments to us; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; or designate our subsidiaries as unrestricted subsidiaries.

The senior subordinated indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Subordinated Notes to become or to be declared due and payable.

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the indenture, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of July 29, 2011, this ratio was 1.3 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principles plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		26-weeks ended		52-weeks ended
(in millions)	Jul. 29, 2011	Jul. 30, 2010	Jul. 29, 2011	Jul. 30, 2010	Jul. 29, 2011	Jan. 28, 2011
Net income	$146.0	$141.2	$303.0	$277.2	$653.7	$627.9
Add (subtract):
Interest income	(0.0)	(0.0)	(0.0)	(0.0)	(0.2)	(0.2)
Interest expense	60.7	69.3	126.3	141.3	259.1	274.1
Depreciation and amortization	65.4	59.8	129.7	119.9	252.1	242.3
Income taxes	85.1	83.7	181.9	166.3	372.7	357.1
EBITDA	357.2	354.0	740.9	704.7	1,537.4	1,501.2

Adjustments:
Loss on debt retirement, net	58.1	6.4	60.3	6.4	68.5	14.6
Loss on hedging instruments	0.1	0.1	0.2	0.2	0.4	0.4
Advisory and consulting fees to affiliates	—	—	—	0.1	—	0.1
Non-cash expense for share-based awards	3.3	3.4	6.8	9.5	13.3	16.0
Litigation settlement and related costs, net	—	—	13.1	—	13.1	—
Indirect costs related to merger and stock offering	—	—	—	0.8	0.5	1.3
Other non-cash charges (including LIFO)	12.1	3.4	17.6	5.2	23.9	11.5
Total Adjustments	73.6	13.3	98.0	22.2	119.7	43.9

Adjusted EBITDA	$430.8	$367.3	$838.9	$726.9	$1,657.1	$1,545.1

Current Financial Condition / Recent Developments

At July 29, 2011, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.78 billion. We had $641.6 million available for borrowing under our ABL Facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months as well as the next several years.

Our inventory balance represented approximately 50% of our total assets exclusive of goodwill and other intangible assets as of July 29, 2011. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory continues to be an area of focus for us.

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

In July 2011, Standard & Poor’s upgraded our corporate rating to BB+ with a stable outlook, and Moody’s raised our corporate rating to Ba2 with a stable outlook. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to obtain financings to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs.  There can be no assurance that we will be able to maintain or improve our current credit ratings.

Cash flows from operating activities. Cash flows from operating activities were $398.4 million in the 2011 period, an increase of $119.1 million over the 2010 period. Cash flows from operating activities in the 2011 period compared to the 2010 period were positively impacted by our strong operating performance due to greater sales and increased net income, as described in more detail above under “Results of Operations.” Significant components of the increase in cash flows from operating activities in the 2011 period as compared to the 2010 period were related to working capital in general and Accounts payable and Accrued expenses and other in particular. The primary item affecting Accounts payable is the timing of domestic merchandise purchases. The primary items affecting Accrued expenses and other include increased accruals for legal settlements, favorable changes in tax reserves, and lower incentive compensation payments in the 2011 period compared to the 2010 period, partially offset by the timing of interest payments. In addition, we continue to closely monitor and manage our inventory balances, and they may fluctuate from year to year based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 12% during the 2011 period compared to a 14% overall increase during the 2010 period. Inventory levels in our four inventory categories in the 2011 period compared to the respective 2010 period were as follows: the consumables category increased 15% compared to an 18% increase; the seasonal category increased by 6% compared to a 7% increase; the home products category increased by 7% compared to a 15% increase; and apparel increased by 10% in both periods. Underlying these increases are the effects of commodity cost increases (net of LIFO charges), the addition of new items to our merchandise offerings and selective advance purchases utilized to avoid certain expected cost increases.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2011 period included the following approximate amounts: $52 million for improvements and upgrades to existing stores; $50 million for new leased stores; $38 million for stores purchased or built by us; $36 million for remodels and relocations of existing stores; $27 million for distribution and transportation related purchases; and $15 million for systems-related capital projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2011 period, we opened 301 new stores and remodeled or relocated 371 stores.

Significant components of property and equipment purchases in the 2010 period included the following approximate amounts: $59 million for improvements and upgrades to existing stores; $54 million for new leased stores; $29 million for remodels and relocations of existing stores; $11 million for systems-related capital projects; and $10 million for distribution and transportation related purchases. During the 2010 period, we opened 315 new stores and remodeled or relocated 301 stores.

Capital expenditures for the 2011 fiscal year are projected to be in the range of $550-$600 million. We anticipate funding our 2011 capital requirements with cash flows from operations and if necessary, we also have significant availability under our ABL Facility.

Cash flows from financing activities. On July 15, 2011, we redeemed $839.3 million aggregate principal amount of Senior Notes at a redemption price of 105.313% of the principal amount thereof, resulting in a cash outflow of $883.9 million. On April 29, 2011, we repurchased in the open market $25.0 million aggregate principal amount of Senior Notes at a price of 107.0% of the principal amount thereof, resulting in a cash outflow of $26.8 million. A portion of the July 2011 redemption of Senior Notes was financed by borrowings under the ABL Facility. Net borrowings under the ABL Facility were $346.0 million at July 29, 2011. We had no borrowings or repayments under the ABL Facility in the 2010 period.

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

Impairment of Long-lived Assets. We review the carrying value of long-lived assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with accounting standards for impairment or disposal of long-lived assets, we review for impairment stores open for approximately two years or more for which recent cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the estimated undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s estimated fair value. The fair value is estimated based primarily upon projected future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value in accordance with U.S. GAAP.

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

(b)                               Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended July 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended July 29, 2011 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/30/11-05/31/11	4,219	$9.50	—	—
06/01/11-06/30/11	—	$—	—	—
07/01/11-07/29/11	—	$—	—	—
Total	4,219	$9.50	—	—

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

•            the impact of changes in, or noncompliance with, governmental laws and regulations (including, but not limited to, product safety, healthcare and unionization) and developments in or outcomes of legal proceedings, investigations or audits;

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

DOLLAR GENERAL CORPORATION

Date:	August 30, 2011	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Form of Stock Option Agreement, adopted on May 24, 2011, for Stock Option Grants to Certain Employees under the Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Form 10-Q for the fiscal quarter ended April 29, 2011 (file no. 001-11421))

10.2

Form of Restricted Stock Unit Award Agreement, adopted on May 24, 2011, for Grants to Non-Employee Directors under the Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Form 10-Q for the fiscal quarter ended April 29, 2011 (file no. 001-11421))

10.3	Summary of Non-Employee Director Compensation as amended on August 24, 2011

10.4

Retirement Agreement, dated as of July 20, 2011, by and between Kathleen Guion and Dollar General Corporation (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Form 8-K dated July 20, 2011 (file no. 001-11421))

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