Form 10-Q
period 2011-10-28
DOLLAR GENERAL CORP
filed 2011-12-05
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2011

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

The registrant had 342,263,844 shares of common stock outstanding on November 30, 2011.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 28, 2011	January 28, 2011
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$118,580	$497,446
Merchandise inventories	2,089,722	1,765,433
Income taxes receivable	48,807	—
Prepaid expenses and other current assets	135,746	104,946
Total current assets	2,392,855	2,367,825
Net property and equipment	1,716,797	1,524,575
Goodwill	4,338,589	4,338,589
Intangible assets, net	1,240,733	1,256,922
Other assets, net	46,908	58,311
Total assets	$9,735,882	$9,546,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$763	$1,157
Accounts payable	1,132,544	953,641
Accrued expenses and other	414,977	347,741
Income taxes payable	1,111	25,980
Deferred income taxes	22,826	36,854
Total current liabilities	1,572,221	1,365,373
Long-term obligations	2,721,061	3,287,070
Deferred income taxes	647,329	598,565
Other liabilities	233,950	231,582

Commitments and contingencies

Redeemable common stock	7,309	9,153

Shareholders’ equity:
Preferred stock	—	—
Common stock	299,514	298,819
Additional paid-in capital	2,957,267	2,945,024
Retained earnings	1,305,107	830,932
Accumulated other comprehensive loss	(7,876)	(20,296)
Total shareholders’ equity	4,554,012	4,054,479
Total liabilities and shareholders’ equity	$9,735,882	$9,546,222

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Net sales	$3,595,224	$3,223,427	$10,622,115	$9,548,896
Cost of goods sold	2,479,422	2,212,759	7,270,574	6,502,493
Gross profit	1,115,802	1,010,668	3,351,541	3,046,403
Selling, general and administrative expenses	804,885	736,334	2,368,977	2,180,589
Operating profit	310,917	274,334	982,564	865,814
Interest income	(10)	(90)	(55)	(128)
Interest expense	38,642	67,235	164,886	208,583
Other (income) expense	53	8,312	60,564	14,983
Income before income taxes	272,232	198,877	757,169	642,376
Income tax expense	101,068	70,757	282,994	237,065
Net income	$171,164	$128,120	$474,175	$405,311

Earnings per share:
Basic	$0.50	$0.38	$1.39	$1.19
Diluted	$0.50	$0.37	$1.37	$1.18

Weighted average shares outstanding:
Basic	341,955	341,062	341,670	340,961
Diluted	345,777	344,739	345,598	344,628

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	October 28, 2011	October 29, 2010

Cash flows from operating activities:
Net income	$474,175	$405,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,771	189,739
Deferred income taxes	23,977	31,620
Tax benefit of stock options	(16,101)	(6,413)
Loss on debt retirement, net	60,303	14,576
Non-cash share-based compensation	10,969	11,620
Other non-cash gains and losses	31,656	7,920
Change in operating assets and liabilities:
Merchandise inventories	(350,932)	(366,903)
Prepaid expenses and other current assets	(30,899)	(26,412)
Accounts payable	164,336	146,933
Accrued expenses and other	89,993	1,091
Income taxes	(57,575)	(4,178)
Other	(174)	(1,108)
Net cash provided by operating activities	604,499	403,796

Cash flows from investing activities:
Purchases of property and equipment	(363,099)	(259,243)
Proceeds from sale of property and equipment	729	868
Net cash used in investing activities	(362,370)	(258,375)

Cash flows from financing activities:
Issuance of common stock	177	599
Repayments of long-term obligations	(911,708)	(130,654)
Borrowings under revolving credit agreement	1,485,000	—
Repayments of borrowings under revolving credit agreement	(1,197,200)	—
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(13,365)	(5,949)
Tax benefit of stock options	16,101	6,413
Net cash used in financing activities	(620,995)	(129,591)

Net increase (decrease) in cash and cash equivalents	(378,866)	15,830
Cash and cash equivalents, beginning of period	497,446	222,076
Cash and cash equivalents, end of period	$118,580	$237,906

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$44,225	$24,046

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of October 28, 2011 and results of operations for the 13-week and 39-week accounting periods ended October 28, 2011 and October 29, 2010 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $11.1 million and zero in the respective 13-week periods, and $25.4 million and $0.7 million in the respective 39-week periods, ended October 28, 2011 and October 29, 2010. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

2.             Comprehensive income

Comprehensive income consists of the following:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Net income	$171,164	$128,120	$474,175	$405,311
Unrealized net gain on hedged transactions, net of income tax expense of $1,983, $1,774, $7,972, and $5,240, respectively (see Note 7)	3,105	2,912	12,419	7,412
Comprehensive income	$174,269	$131,032	$486,594	$412,723

3.             Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended October 28, 2011			13 Weeks Ended October 29, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$171,164	341,955	$0.50	$128,120	341,062	$0.38
Effect of dilutive share-based awards		3,822			3,677
Diluted earnings per share	$171,164	345,777	$0.50	$128,120	344,739	$0.37

	39 Weeks Ended October 28, 2011			39 Weeks Ended October 29, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$474,175	341,670	$1.39	$405,311	340,961	$1.19
Effect of dilutive share-based awards		3,928			3,667
Diluted earnings per share	$474,175	345,598	$1.37	$405,311	344,628	$1.18

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.3 million in each of the periods ended October 28, 2011 and October 29, 2010, respectively.

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

As of October 28, 2011, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $42.4 million, $1.0 million and $0.6 million, respectively, for a total of $44.0 million. Of this amount, $0.2 million and $41.4 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet with the remaining $2.4 million reducing deferred tax assets related to net operating loss carry forwards.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $30.4 million in the coming twelve months principally as a result of the settlement of currently ongoing income tax examinations. The reasonably possible change of $30.4 million is included in current liabilities in Accrued expenses and other in the amount of $0.2 million and in noncurrent Other liabilities in the amount of $30.2 million in the condensed consolidated balance sheet as of October 28, 2011. Also, as of October 28, 2011, approximately $42.4 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the respective 13-week and 39-week periods ended October 28, 2011 were 37.1% and 37.4%, compared to rates of 35.6% and 36.9% for the respective 13-week and 39-week periods ended October 29, 2010, a net increase of 1.5% for the 13-week period and 0.5% for the 39-week period. The increase in the income tax expense rates was due principally to a reduction in income tax reserves in the 2010 periods that did not reoccur in the 2011 periods.

5.             Current and long-term obligations

On July 15, 2011, the Company redeemed all $839.3 million outstanding aggregate principal amount of its 10.625% Senior Notes due 2015 (the “Senior Notes”) at a redemption price of 105.313% of the principal amount, plus accrued and unpaid interest. The redemption was effected in accordance with the indenture governing the Senior Notes pursuant to a notice dated May 31, 2011.  The pretax loss on this transaction of $58.1 million is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 39-week period ended October 28, 2011. The Company funded the redemption price for the Senior Notes with cash on hand and borrowings under its senior secured asset-based revolving credit facility (the “ABL Facility”), which had a balance of $287.8 million at October 28, 2011.

On April 29, 2011, the Company repurchased in the open market $25.0 million aggregate principal amount of Senior Notes at a price of 107.0% plus accrued and unpaid interest, funded with cash on hand. The pretax loss on this transaction of $2.2 million is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 39-week period ended October 28, 2011.

On September 29, 2010, the Company repurchased in the open market $65.0 million aggregate principal amount of Senior Notes at a price of 110.75% of the principal amount, plus accrued and unpaid interest, funded with cash on hand. The pretax loss on this transaction of $8.2 million is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 13-week and 39-week periods ended October 29, 2010.

On May 6, 2010, the Company repurchased in the open market $50.0 million aggregate principal amount of Senior Notes at a price of 111.0% plus accrued and unpaid interest, funded with cash on hand. The pretax loss on this transaction of $6.5 million is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 39-week period ended October 29, 2010.

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of October 28, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 7, in Level 2 of the fair value hierarchy. The Company’s long-term obligations classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of October 28, 2011.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 28, 2011
Assets:
Trading securities (a)	$6,741	$—	$—	$6,741
Liabilities:
Long-term obligations (b)	2,760,831	19,827	—	2,780,658
Derivative financial instruments (c)	—	15,115	—	15,115
Deferred compensation (d)	18,141	—	—	18,141

(a)        Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $1,756 and Other assets, net of $4,985.

(b)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $763 and Long-term obligations of $2,721,061.

(c)        Reflected in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $7,842 and non-current Other liabilities of $7,273.

(d)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $1,761 and non-current Other liabilities of $16,380.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week and 39-week periods ended October 28, 2011 and October 29, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of October 28, 2011, the Company had three interest rate swaps with a combined notional value of $686.7 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank.

The Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI, and such net gain or loss is expected to be reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $11.5 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of October 28, 2011, and October 29, 2010, the Company had no such non-designated hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of October 28, 2011 and January 28, 2011 (in thousands):

(in thousands)	October 28, 2011	January 28, 2011
Derivatives Designated as Hedging Instruments
Interest rate swaps classified in current liabilities as Accrued expenses and other	$7,842	$—
Interest rate swaps classified in noncurrent liabilities as Other liabilities	$7,273	$34,923

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statement of income (including OCI, see Note 2) for the 13-week and 39-week periods ended October 28, 2011 and October 29, 2010 (in thousands):

	13 Weeks Ended		39 Weeks Ended
(in thousands)	Oct. 28, 2011	Oct. 29, 2010	Oct. 28, 2011	Oct. 29, 2010
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in OCI	$482	$5,104	$3,319	$20,540
Loss related to effective portion of derivative reclassified from Accumulated OCI to Interest expense	$5,570	$9,790	$23,710	$33,192
Loss related to ineffective portion of derivative recognized in Other (income) expense	$52	$123	$261	$408

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of October 28, 2011, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $19.4 million. If the Company had breached any of these provisions at October 28, 2011, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $19.4 million. As of October 28, 2011, the Company had not breached any of these provisions or posted any collateral related to these agreements.

8.                                      Commitments and contingencies

Legal proceedings

On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) (“Richter”) in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act (“FLSA”) and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff’s motion. On March 23, 2007, the court conditionally certified a nationwide class. On December 2, 2009, notice was mailed to over 28,000 current or former Dollar General store managers, and approximately 3,860 individuals opted into the lawsuit. On September 16, 2011, the court entered an amended scheduling order that governs, among other things, deadlines for fact discovery (December 30, 2011) and any potentially dispositive motions (January 16, 2012) and trial (June 18, 2012). Currently, no filing deadline exists for the Company’s anticipated decertification motion.

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

On May 18, 2006, the Company was served with a lawsuit entitled Tammy Brickey, Becky Norman, Rose Rochow, Sandra Cogswell and Melinda Sappington v. Dolgencorp, Inc. and Dollar General Corporation (Western District of New York, Case No. 6:06-cv-06084-DGL, originally filed on February 9, 2006 and amended on May 12, 2006 (“Brickey”)). The Brickey plaintiffs sought to proceed collectively under the FLSA and as a class under New York, Ohio, Maryland and North Carolina wage and hour statutes on behalf of, among others, assistant store managers who claim to be owed wages (including overtime wages) under those statutes. On February 22, 2011, the court denied the plaintiffs’ class certification motion in its entirety and ordered that the matter proceed only as to the named plaintiffs.  On March 22, 2011, the plaintiffs moved the court for reconsideration of its Order denying their class certification motion.  On March 30, 2011, the plaintiffs’ reconsideration motion was denied, and the plaintiffs did not appeal that ruling. The case will proceed now only as to the named plaintiffs, and the Company does not expect the outcome to be material to its financial statements as a whole.

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

The parties agreed to mediate this action, and the court stayed the action pending the results of the mediation.  The mediation occurred in March and April, 2011, and the Company has reached an agreement in principle to settle the matter on behalf of the entire putative class. The proposed settlement, which still must be approved by the court, provides for both monetary and equitable relief. Under the proposed terms, the Company will pay $15.5 million into a fund for the class members that will be apportioned and paid out to individual members (less any additional attorneys’ fees or litigation costs approved by the court), upon submission of a valid claim. It will pay an additional $3.25 million for plaintiffs’ legal fees and costs.  Of the total $18.75 million anticipated payment, the Company expects to receive reimbursement from its Employment Practices Liability Insurance (“EPLI”) carrier of approximately $15.9 million, which represents the balance remaining of the $20 million EPLI policy covering the claims.  In addition, the Company has agreed to make certain adjustments to its pay setting policies and procedures for new store managers.  If the settlement is approved, the Company expects to implement the new pay policies and practices no later than April 2012.  Documents related to the parties’ request for preliminary approval of the proposed settlement were filed on October 28, 2011. A hearing on the proposed settlement was conducted on November 29, 2011 and will be continued on a date to be determined by the court. Because it deemed settlement probable and estimable, the Company accrued for the net settlement as well as for certain additional anticipated fees related thereto during the 13-week period ended April 29, 2011, and concurrently recorded a receivable of approximately $15.9 million from its EPLI carrier.

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

On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) (“Winn-Dixie”) in which the plaintiffs allege that the sale of food and other items in approximately 70 of the Company’s stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs’ stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers.  Plaintiffs seek damages and an injunction limiting the sale of food and other items in those stores.  Although plaintiffs have not made a demand for any specific amount of damages at this point in the proceeding, documents prepared and produced by plaintiffs during discovery suggest that plaintiffs may seek as much as $55 million. The Company intends to vigorously defend the Winn-Dixie matter and views that sum as wholly without basis and unsupported by the law and the facts currently available.  The various leases involved in the matter are unique in their terms and/or the factual circumstances surrounding them, and, in some cases, the stores named by plaintiffs are not now and have never been co-located with plaintiffs’ stores. However, at this time, no assurances can be given that the Company will be successful in its defense of the action on the merits or otherwise.  Similarly, at this time, because of certain outstanding threshold issues that have yet to be addressed by the court, the Company is unable to estimate potential losses; however, if the Company is not successful in defending the Winn-Dixie matter, the outcome could have a material adverse effect on the Company’s financial statements as a whole.

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

9.                                      Segment reporting

The Company manages its business on the basis of one reportable segment. As of October 28, 2011, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. Net sales grouped by classes of similar products are presented below.

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Classes of similar products:
Consumables	$2,705,765	$2,378,667	$7,845,905	$6,907,541
Seasonal	433,931	401,544	1,393,557	1,302,780
Home products	236,951	223,026	706,962	670,352
Apparel	218,577	220,190	675,691	668,223
Net sales	$3,595,224	$3,223,427	$10,622,115	$9,548,896

10.                               Related party transactions

Affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) and Goldman, Sachs & Co. indirectly own a substantial portion of the Company’s common stock. A Member and a Director of KKR and a Managing Director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

Affiliates of KKR and Goldman, Sachs & Co. (among other entities) may be lenders under the Company’s senior secured term loan facility (“Term Loan Facility”) with a principal balance as of October 28, 2011 of approximately $1.96 billion. The Company paid approximately $46.4 million and $45.5 million of interest on the Term Loan Facility during the 39-week periods ended October 28, 2011 and October 29, 2010, respectively.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap with a $143.3 million notional amount as of October 28, 2011, entered into in connection with the Term Loan Facility. The Company paid Goldman, Sachs & Co. approximately $10.6 million and $12.9 million in the 39-week periods ended October 28, 2011 and October 29, 2010, respectively, pursuant to this swap.

Affiliates of KKR and Goldman, Sachs & Co. served as underwriters in connection with the secondary offerings of the Company’s common stock held by certain existing shareholders that were completed in September 2011 and April 2010. The Company did not sell shares of common stock, receive proceeds from such shareholders’ sales of shares of common stock or pay any underwriting fees in connection with these secondary offerings. Certain members of the Company’s management exercised registration rights in connection with such offerings.

11.                               Subsequent events

On November 30, 2011, the Company’s Board of Directors authorized a $500 million common stock repurchase program. Under the program, shares of the Company’s common stock may be repurchased from time to time in open market transactions or in privately negotiated purchases, which could include repurchases from the Company’s controlling shareholder, Buck Holdings, L.P. (which is controlled by affiliates of KKR and Goldman Sachs & Co), or other related parties if appropriate. The timing and actual number of shares purchased will depend on a variety of factors, such as price, market conditions and other factors. Repurchases under the program may be funded from available cash or borrowings under the ABL Facility. The repurchase authorization has no expiration date. No shares have been repurchased as of the date of this report.

In connection with the repurchase program, on December 4, 2011, the Company entered into an agreement with Buck Holdings, L.P. to repurchase from it approximately $185 million in common stock concurrent with, and conditional upon, the completion of a contemplated December 2011 underwritten secondary offering of shares by certain selling shareholders at a price per share equal to the price to the public in the secondary offering less underwriting discounts and commissions.  The Company expects to fund the purchase price for the share repurchase with borrowings under the ABL Facility.

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

	October 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$767	$94,025	$23,788	$—	$118,580
Merchandise inventories	—	2,089,722	—	—	2,089,722
Income taxes receivable	65,785	3,398	—	(20,376)	48,807
Deferred income taxes	8,828	—	6,900	(15,728)	—
Prepaid expenses and other current assets	758,754	4,520,553	9,111	(5,152,672)	135,746
Total current assets	834,134	6,707,698	39,799	(5,188,776)	2,392,855
Net property and equipment	110,458	1,606,084	255	—	1,716,797
Goodwill	4,338,589	—	—	—	4,338,589
Intangible assets, net	1,199,200	41,533	—	—	1,240,733
Deferred income taxes	—	—	49,738	(49,738)	—
Other assets, net	6,173,056	13,998	322,233	(6,462,379)	46,908

Total assets	$12,655,437	$8,369,313	$412,025	$(11,700,893)	$9,735,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$763	$—	$—	$763
Accounts payable	4,528,433	1,693,176	50,944	(5,140,009)	1,132,544
Accrued expenses and other	92,826	272,915	61,899	(12,663)	414,977
Income taxes payable	—	—	21,487	(20,376)	1,111
Deferred income taxes	—	38,554	—	(15,728)	22,826
Total current liabilities	4,621,259	2,005,408	134,330	(5,188,776)	1,572,221
Long-term obligations	2,982,075	3,251,852	—	(3,512,866)	2,721,061
Deferred income taxes	430,111	266,956	—	(49,738)	647,329
Other liabilities	60,671	30,896	142,383	—	233,950

Redeemable common stock	7,309	—	—	—	7,309

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	299,514	23,855	100	(23,955)	299,514
Additional paid-in capital	2,957,267	431,253	19,900	(451,153)	2,957,267
Retained earnings	1,305,107	2,359,093	115,312	(2,474,405)	1,305,107
Accumulated other comprehensive loss	(7,876)	—	—	—	(7,876)
Total shareholders’ equity	4,554,012	2,814,201	135,312	(2,949,513)	4,554,012

Total liabilities and shareholders’ equity	$12,655,437	$8,369,313	$412,025	$(11,700,893)	$9,735,882

	January 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$111,545	$364,404	$21,497	$—	$497,446
Merchandise inventories	—	1,765,433	—	—	1,765,433
Income taxes receivable	13,529	—	—	(13,529)	—
Deferred income taxes	8,877	—	6,825	(15,702)	—
Prepaid expenses and other current assets	741,352	3,698,117	4,454	(4,338,977)	104,946
Total current assets	875,303	5,827,954	32,776	(4,368,208)	2,367,825
Net property and equipment	105,155	1,419,133	287	—	1,524,575
Goodwill	4,338,589	—	—	—	4,338,589
Intangible assets, net	1,199,200	57,722	—	—	1,256,922
Deferred income taxes	—	—	47,690	(47,690)	—
Other assets, net	5,337,522	12,675	304,285	(5,596,171)	58,311

Total assets	$11,855,769	$7,317,484	$385,038	$(10,012,069)	$9,546,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$1,157	$—	$—	$1,157
Accounts payable	3,691,564	1,541,593	50,824	(4,330,340)	953,641
Accrued expenses and other	68,398	226,225	61,755	(8,637)	347,741
Income taxes payable	11,922	13,246	14,341	(13,529)	25,980
Deferred income taxes	—	52,556	—	(15,702)	36,854
Total current liabilities	3,771,884	1,834,777	126,920	(4,368,208)	1,365,373
Long-term obligations	3,534,447	3,000,877	—	(3,248,254)	3,287,070
Deferred income taxes	417,874	228,381	—	(47,690)	598,565
Other liabilities	67,932	27,250	136,400	—	231,582

Redeemable common stock	9,153	—	—	—	9,153

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	298,819	23,855	100	(23,955)	298,819
Additional paid-in capital	2,945,024	431,253	19,900	(451,153)	2,945,024
Retained earnings	830,932	1,771,091	101,718	(1,872,809)	830,932
Accumulated other comprehensive loss	(20,296)	—	—	—	(20,296)
Total shareholders’ equity	4,054,479	2,226,199	121,718	(2,347,917)	4,054,479

Total liabilities and shareholders’ equity	$11,855,769	$7,317,484	$385,038	$(10,012,069)	$9,546,222

	For the 13-weeks ended October 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$80,476	$3,595,224	$21,340	$(101,816)	$3,595,224
Cost of goods sold	—	2,479,422	—	—	2,479,422
Gross profit	80,476	1,115,802	21,340	(101,816)	1,115,802
Selling, general and administrative expenses	73,160	814,281	19,260	(101,816)	804,885
Operating profit	7,316	301,521	2,080	—	310,917
Interest income	(11,269)	(7,491)	(5,146)	23,896	(10)
Interest expense	54,059	8,465	14	(23,896)	38,642
Other (income) expense	53	—	—	—	53
Income (loss) before income taxes	(35,527)	300,547	7,212	—	272,232
Income tax expense (benefit)	(12,715)	111,788	1,995	—	101,068
Equity in subsidiaries’ earnings, net of taxes	193,976	—	—	(193,976)	—
Net income	$171,164	$188,759	$5,217	$(193,976)	$171,164

	For the 13 weeks ended October 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$75,020	$3,223,427	$21,888	$(96,908)	$3,223,427
Cost of goods sold	—	2,212,759	—	—	2,212,759
Gross profit	75,020	1,010,668	21,888	(96,908)	1,010,668
Selling, general and administrative expenses	68,201	748,432	16,609	(96,908)	736,334
Operating profit	6,819	262,236	5,279	—	274,334
Interest income	(12,244)	(3,843)	(4,898)	20,895	(90)
Interest expense	70,103	18,021	6	(20,895)	67,235
Other (income) expense	8,312	—	—	—	8,312
Income (loss) before income taxes	(59,352)	248,058	10,171	—	198,877
Income tax expense (benefit)	(26,871)	94,555	3,073	—	70,757
Equity in subsidiaries’ earnings, net of taxes	160,601	—	—	(160,601)	—
Net income	$128,120	$153,503	$7,098	$(160,601)	$128,120

	For the 39-weeks ended October 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$242,397	$10,622,115	$62,735	$(305,132)	$10,622,115
Cost of goods sold	—	7,270,574	—	—	7,270,574
Gross profit	242,397	3,351,541	62,735	(305,132)	3,351,541
Selling, general and administrative expenses	220,361	2,394,639	59,109	(305,132)	2,368,977
Operating profit	22,036	956,902	3,626	—	982,564
Interest income	(35,379)	(17,587)	(15,640)	68,551	(55)
Interest expense	198,097	35,312	28	(68,551)	164,886
Other (income) expense	60,564	—	—	—	60,564
Income (loss) before income taxes	(201,246)	939,177	19,238	—	757,169
Income tax expense (benefit)	(73,825)	351,175	5,644	—	282,994
Equity in subsidiaries’ earnings, net of taxes	601,596	—	—	(601,596)	—
Net income	$474,175	$588,002	$13,594	$(601,596)	$474,175

	For the 39-weeks ended October 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$235,606	$9,548,896	$63,479	$(299,085)	$9,548,896
Cost of goods sold	—	6,502,493	—	—	6,502,493
Gross profit	235,606	3,046,403	63,479	(299,085)	3,046,403
Selling, general and administrative expenses	214,273	2,214,507	50,894	(299,085)	2,180,589
Operating profit	21,333	831,896	12,585	—	865,814
Interest income	(33,651)	(4,094)	(14,805)	52,422	(128)
Interest expense	227,412	33,576	17	(52,422)	208,583
Other (income) expense	14,983	—	—	—	14,983
Income (loss) before income taxes	(187,411)	802,414	27,373	—	642,376
Income tax expense (benefit)	(73,780)	302,237	8,608	—	237,065
Equity in subsidiaries’ earnings, net of taxes	518,942	—	—	(518,942)	—
Net income	$405,311	$500,177	$18,765	$(518,942)	$405,311

	For the 39 weeks ended October 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$474,175	$588,002	$13,594	$(601,596)	$474,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,008	180,666	97	—	204,771
Deferred income taxes	1,527	24,573	(2,123)	—	23,977
Tax benefit of stock options	(16,101)	—	—	—	(16,101)
Loss on debt retirement, net	60,303	—	—	—	60,303
Non-cash share-based compensation	10,969	—	—	—	10,969
Other non-cash gains and losses	562	31,094	—	—	31,656
Equity in subsidiaries’ earnings, net	(601,596)	—	—	601,596	—
Change in operating assets and liabilities:
Merchandise inventories	—	(350,932)	—	—	(350,932)
Prepaid expenses and other current assets	(17,129)	(13,125)	(645)	—	(30,899)
Accounts payable	21,248	143,080	8	—	164,336
Accrued expenses and other	32,950	50,916	6,127	—	89,993
Income taxes	(48,077)	(16,644)	7,146	—	(57,575)
Other	(2)	(100)	(72)	—	(174)
Net cash provided by (used in) operating activities	(57,163)	637,530	24,132	—	604,499
Cash flows from investing activities:
Purchases of property and equipment	(20,956)	(342,078)	(65)	—	(363,099)
Proceeds from sale of property and equipment	16	713	—	—	729
Net cash provided by (used in) investing activities	(20,940)	(341,365)	(65)	—	(362,370)
Cash flows from financing activities:
Issuance of common stock	177	—	—	—	177
Repayments of long-term obligations	(910,677)	(1,031)	—	—	(911,708)
Borrowings under revolving credit agreement	1,485,000	—	—	—	1,485,000
Repayments of borrowings under revolving credit agreement	(1,197,200)	—	—	—	(1,197,200)
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(13,365)	—	—	—	(13,365)
Tax benefit of stock options	16,101	—	—	—	16,101
Changes in intercompany note balances, net	587,289	(565,513)	(21,776)	—	—
Net cash provided by (used in) financing activities	(32,675)	(566,544)	(21,776)	—	(620,995)
Net increase (decrease) in cash and cash equivalents	(110,778)	(270,379)	2,291	—	(378,866)
Cash and cash equivalents, beginning of period	111,545	364,404	21,497	—	497,446
Cash and cash equivalents, end of period	$767	$94,025	$23,788	$—	$118,580

	For the 39 weeks ended October 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$405,311	$500,177	$18,765	$(518,942)	$405,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,906	164,795	38	—	189,739
Deferred income taxes	26,633	16,161	(11,174)	—	31,620
Tax benefit of stock options	(6,413)	—	—	—	(6,413)
Loss on debt retirement, net	14,576	—	—	—	14,576
Non-cash share-based compensation	11,620	—	—	—	11,620
Other non-cash gains and losses	953	6,967	—	—	7,920
Equity in subsidiaries’ earnings, net	(518,942)	—	—	518,942	—
Change in operating assets and liabilities:
Merchandise inventories	—	(366,903)	—	—	(366,903)
Prepaid expenses and other current assets	4,601	(30,332)	(681)	—	(26,412)
Accounts payable	2,301	144,634	(2)	—	146,933
Accrued expenses and other	(969)	2,200	(140)	—	1,091
Income taxes	(39,194)	12,865	22,151	—	(4,178)
Other	7	(1,113)	(2)	—	(1,108)
Net cash provided by (used in) operating activities	(74,610)	449,451	28,955	—	403,796
Cash flows from investing activities:
Purchases of property and equipment	(16,115)	(242,963)	(165)	—	(259,243)
Proceeds from sale of property and equipment	—	868	—	—	868
Net cash provided by (used in) investing activities	(16,115)	(242,095)	(165)	—	(258,375)
Cash flows from financing activities:
Issuance of common stock	599	—	—	—	599
Repayments of long-term obligations	(129,217)	(1,437)	—	—	(130,654)
Repurchases of common stock and settlement of equity awards, net of employee taxes paid	(5,949)	—	—	—	(5,949)
Tax benefit of stock options	6,413	—	—	—	6,413
Changes in intercompany note balances, net	166,591	(138,982)	(27,609)	—	—
Net cash provided by (used in) financing activities	38,437	(140,419)	(27,609)	—	(129,591)
Net increase (decrease) in cash and cash equivalents	(52,288)	66,937	1,181	—	15,830
Cash and cash equivalents, beginning of period	97,620	103,001	21,455	—	222,076
Cash and cash equivalents, end of period	$45,332	$169,938	$22,636	$—	$237,906

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of October 28, 2011, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended October 28, 2011 and October 29, 2010, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2011 and October 29, 2010. These financial statements are the responsibility of the Company’s management.

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

December 5, 2011
Nashville, Tennessee

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 9,813 stores in 38 states as of October 28, 2011, primarily in the southern, southwestern, midwestern and eastern United States. Our small-box neighborhood stores are conveniently located to help our customers “Save time. Save money. Every day.” In the 2011 third quarter, we opened our first stores in Connecticut, Nevada, and New Hampshire, and in early 2012, we plan to open our first stores in California. Square footage expansion, including new store growth and store relocations, is an integral part of our long-term strategy. We expect total square footage growth of approximately seven percent in each of fiscal 2011 and fiscal 2012. To support this growth, we are currently expanding our merchandise distribution network by adding two new distribution centers, including one we are constructing in Alabama and a second that we plan to lease in California, both of which we expect to begin shipping in the first half of 2012.

Our first priority is driving productive sales growth in our existing stores as well as through the addition of new stores. Most of our success in driving sales growth in 2011 has been from expansion of our consumables offerings. Consumers are spending less on discretionary non-consumable items as they continue to face high rates of unemployment, fluctuating food, gasoline and energy costs, rising medical costs, weakness in the housing and credit markets, and uncertainties regarding the outlook for the future. We are intensely focused on helping our value-conscious customers make the most of their spending dollars. We provide a broad selection of merchandise at everyday low prices, including consumable products such as food, paper and cleaning products; health and beauty products and pet supplies; and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel.

Our second priority is to increase our gross profit rate. In 2011, the macroeconomic environment, including inflation in the cost of many basic commodities, has posed significant challenges to that effort. As discussed above, we have experienced a shift in our mix of sales to more consumables, which generally have a lower gross profit rate, and we have seen product and fuel costs rise. We have been successful in mitigating some of these pressures through selective price increases, improved distribution efficiencies and a keen focus on shrink reduction. However, we expect the pressures on gross profit to continue for the near future. Going forward, we believe we have the potential to directly source a larger portion of our products at savings to current costs, and we expect to make further progress with regard to increasing our sales of private brands, which generally have lower price points and higher gross profit rates than national brands.

Our third priority is leveraging process improvements and information technology to reduce costs. In 2011, we have made significant progress in holding expense increases to a rate lower than our sales growth. We are committed as an organization to extract costs that do not affect the customer experience. For example, we recently completed the implementation of a workforce management system in all of our stores to assist in ensuring that all necessary tasks are performed in a cost effective manner.

Our fourth priority is to strengthen and expand Dollar General’s culture of serving others, including our shareholders, our customers, employees, and the communities where we operate.

Focus on our priorities has resulted in continued improvements in our operating and financial performance. Following are comparisons of our key financial metrics for the third quarter of 2011 over the comparable 2010 period. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Total sales increased 11.5% to $3.60 billion. Sales in same-stores increased 6.3% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended October 28, 2011 were approximately $207, up from $200 for the comparable prior 52-week period.

•                  Gross profit, as a percentage of sales, decreased by 31 basis points to 31.0% compared to 31.4% in the 2010 period. We recorded an increase to our LIFO reserve of $11 million in the 2011 third quarter versus zero in the 2010 third quarter. In addition, our mix of sales continued to trend toward more consumables, which generally have a lower gross profit rate than non-consumables, and transportation costs were impacted by the higher cost of fuel in 2011. These factors were partially offset by several favorable factors, including a decrease in inventory shrinkage, selective price increases and improved distribution efficiencies.

•                  Inventory turnover was 5.1 times for the rolling four-quarters through the end of the third quarter in both the 2011 and 2010 periods.

•                  Selling, general and administrative expenses, or SG&A, as a percentage of sales, was 22.4% compared to 22.8% in the 2010 third quarter. Significant factors contributing to the improvement are significant store labor savings, as a percentage of sales, resulting from new workforce management initiatives, a decrease in incentive compensation, and the impact of increased sales, as well as the net impact of our continued focus on cost reduction initiatives that do not unfavorably impact our customers.

•                  Operating profit, as a percentage of sales, was 8.6% compared to 8.5% in the 2010 third quarter, an improvement of 14 basis points.

•                  Interest expense decreased by $29 million to $39 million in the 2011 third quarter primarily due to lower average outstanding borrowings resulting from the repurchase of our senior notes. Total long-term obligations as of October 28, 2011 were $2.72 billion, a net reduction of $566 million from the prior year.

•                  Net income was $171 million, or $0.50 per diluted share, compared to net income in the 2010 third quarter of $128 million, or $0.37 per diluted share, which included a $5 million loss, net of income taxes, on the repurchase of long-term obligations.

•                  482 new stores were opened and 544 of our existing stores were remodeled or relocated in the 39-week period ended October 28, 2011.

We strategically managed our business in the 2011 third quarter and improved our profitability as we continued to face the challenges of extended economic uncertainties and increased commodity and fuel costs. Our customer traffic and average transaction continued to increase in the quarter, indicating that our customers are relying on us more than ever for their consumables needs. Our small format and conveniently located stores provide an attractive shopping alternative to customers seeking to save time and money.

Due to ongoing economic uncertainty faced by consumers and the impact of such uncertainty on the discretionary spending of our customers, we believe that the increase in sales of consumables will continue to outpace the growth in sale of higher margin non-consumables.

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

The following table contains results of operations data for the most recent 13-week and 39-week periods of each of 2011 and 2010, and the dollar and percentage variances among those periods:

(amounts in millions,	13 Weeks Ended		2011 vs. 2010		39 Weeks Ended		2011 vs. 2010
except per share amounts)	Oct. 28, 2011	Oct. 29, 2010	Amount change	% change	Oct. 28, 2011	Oct. 29, 2010	Amount change	% change
Net sales by category:
Consumables	$2,705.8	$2,378.7	$327.1	13.8%	$7,845.9	$6,907.5	$938.4	13.6%
% of net sales	75.26%	73.79%			73.86%	72.34%
Seasonal	433.9	401.5	32.4	8.1	1,393.6	1,302.8	90.8	7.0
% of net sales	12.07%	12.46%			13.12%	13.64%
Home products	237.0	223.0	13.9	6.2	707.0	670.4	36.6	5.5
% of net sales	6.59%	6.92%			6.66%	7.02%
Apparel	218.6	220.2	(1.6)	(0.7)	675.7	668.2	7.5	1.1
% of net sales	6.08%	6.83%			6.36%	7.00%
Net sales	$3,595.2	$3,223.4	$371.8	11.5%	$10,622.1	$9,548.9	$1,073.2	11.2%
Cost of goods sold	2,479.4	2,212.8	266.7	12.1	7,270.6	6,502.5	768.1	11.8
% of net sales	68.96%	68.65%			68.45%	68.10%
Gross profit	1,115.8	1,010.7	105.1	10.4	3,351.5	3,046.4	305.1	10.0
% of net sales	31.04%	31.35%			31.55%	31.90%
Selling, general and administrative expenses	804.9	736.3	68.6	9.3	2,369.0	2,180.6	188.4	8.6
% of net sales	22.39%	22.84%			22.30%	22.84%
Operating profit	310.9	274.3	36.6	13.3	982.6	865.8	116.8	13.5
% of net sales	8.65%	8.51%			9.25%	9.07%
Interest income	(0.0)	(0.1)	0.1	(88.9)	(0.1)	(0.1)	0.1	(57.0)
% of net sales	(0.00)%	(0.00)%			(0.00)%	(0.00)%
Interest expense	38.6	67.2	(28.6)	(42.5)	164.9	208.6	(43.7)	(20.9)
% of net sales	1.07%	2.09%			1.55%	2.18%
Other (income) expense	0.1	8.3	(8.3)	(99.4)	60.6	15.0	45.6	304.2
% of net sales	0.00%	0.26%			0.57%	0.16%
Income before income taxes	272.2	198.9	73.4	36.9	757.2	642.4	114.8	17.9
% of net sales	7.57%	6.17%			7.13%	6.73%
Income taxes	101.1	70.8	30.3	42.8	283.0	237.1	45.9	19.4
% of net sales	2.81%	2.20%			2.66%	2.48%
Net income	$171.2	$128.1	$43.0	33.6%	$474.2	$405.3	$68.9	17.0%
% of net sales	4.76%	3.97%			4.46%	4.24%
Diluted earnings per share	$0.50	$0.37	$0.13	35.1%	$1.37	$1.18	$0.19	16.1%

13 WEEKS ENDED OCTOBER 28, 2011 AND OCTOBER 29, 2010

Net Sales. The net sales increase in the 2011 third quarter reflects a same-store sales increase of 6.3% compared to the 2010 quarter. Same-stores include stores that have been open at least 13 months and remain open at the end of the reporting period. For the 2011 quarter, there were 9,104 same-stores which accounted for sales of $3.38 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores. Consumables sales increased at a higher rate than non-consumables, with the most significant growth related to changes in and further expansion of our candy and snacks, packaged food, and perishables offerings.  Sales growth in our home, basic apparel and seasonal categories continued to be impacted by weakness and uncertainties in the macroeconomic environment during the quarter.

Gross Profit. Our gross profit rate as a percentage of sales was 31.0% in the 2011 third quarter compared to 31.4% in the 2010 third quarter, a decline of 31 basis points. We recorded an increase in our LIFO provision of $11.1 million in the 2011 third quarter compared to zero in the 2010 third quarter as the result of increased purchase costs. In addition, consumables, which generally have lower markups than non-consumables, have continued to increase as a percentage of sales, and our transportation costs were impacted by higher rates for fuel. These factors were partially offset by decreased inventory shrinkage, selective price increases and lower distribution center costs, as a percentage of sales.

SG&A Expense. SG&A expense was 22.4% as a percentage of sales in the 2011 period compared to 22.8% in the 2010 period, a decrease of 45 basis points. Retail salaries increased at a rate lower than our increase in sales, partially due to the completed rollout of our workforce management system. A decrease in incentive compensation also contributed to the overall decrease in SG&A as a percentage of sales. Utilities increased at a rate lower than the increase in sales, primarily due to lower electricity and waste management costs reflecting our recycling efforts, partially offset by increased data transmission costs related to store computers. SG&A, as a percentage of sales, was also favorably impacted by other cost reduction and productivity initiatives as well as the 11.5% increase in sales. These improvements were partially offset by depreciation and amortization expense and increased use of debit cards. Depreciation and amortization expense increased at a higher rate than the increase in sales primarily due to investments in store data communications technology, increased investment in store fixtures and equipment resulting from recent merchandising initiatives, and store properties purchased.

Interest Expense. The decrease in interest expense in the 2011 period from the 2010 period is due to lower outstanding borrowings, resulting from our repurchases of indebtedness in 2011 and 2010 and lower all-in interest rates on our term loan primarily due to reduced notional amounts on interest rate swaps. During the first two quarters of 2011, we redeemed or repurchased the entire $864.3 million outstanding aggregate principal amount of our 10.625% senior notes utilizing excess cash and borrowings under our revolving credit facility.

Other (Income) Expense. Other (income) expense in the 2010 period includes a pretax loss of $8.2 million resulting from the repurchase of $65.0 million principal amount of our 10.625% senior notes.

Income Taxes. The effective income tax rate increased to 37.1% for the 2011 period compared to 35.6% for the 2010 period. The increase in the income tax expense rate was due principally to a reduction in income tax reserves in the 2010 period that did not reoccur in the 2011 period.

39 WEEKS ENDED OCTOBER 28, 2011 AND OCTOBER 29, 2010

Net Sales. The net sales increase in the 2011 period reflects a same-store sales increase of 5.9% compared to the 2010 period. Same-stores include stores that have been open at least 13 months and remain open at the end of the reporting period. For 2011, there were 9,104 same-

stores which accounted for sales of $9.97 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores. Consumables sales increased at a higher rate than non-consumables, with the most significant growth related to our candy and snacks, packaged food, and perishables offerings.  Sales growth in our home, basic apparel and seasonal categories has been impacted by weakness and uncertainties in the macroeconomic environment.

Gross Profit. The gross profit rate as a percentage of sales was 31.6% in the 2011 period compared to 31.9% in the 2010 period, a decline of 35 basis points. Consumables, which generally have lower markups than non-consumables, represented a greater percentage of sales in the 2011 period than in the 2010 period. Our purchase costs increased primarily due to increased commodity costs, we incurred higher markdowns to sell through certain home and apparel products, and our transportation costs were impacted by higher fuel rates. Our LIFO provision increased to $25.4 million in the 2011 period compared to $0.7 million in the 2010 period. These factors were partially offset by selective price increases as well as lower inventory shrinkage and distribution center costs, as a percentage of sales.

SG&A Expense. SG&A expense was 22.3% as a percentage of sales in the 2011 period compared to 22.8% in the 2010 period, a decrease of 54 basis points. Retail salaries increased at a rate lower than our increase in sales, partially due to the completed rollout of our workforce management system. A decrease in incentive compensation also contributed to the overall decrease in SG&A as a percentage of sales. SG&A, as a percentage of sales, was also favorably impacted by other cost reduction and productivity initiatives as well as the 11.2% increase in sales. These improvements were partially offset by depreciation and amortization expense, which increased at a higher rate than the increase in sales, primarily due to investments in store data communications technology, increased investment in store fixtures and equipment resulting from recent merchandising initiatives, and store properties purchased. SG&A in the 2011 period includes expenses totaling $13.1 million for payments and accruals related to the settlement and expected settlement of two legal matters while SG&A in the 2010 period includes expenses totaling $15.0 million primarily relating to share-based compensation incurred in connection with a secondary offering of our common stock.

Interest Expense. The decrease in interest expense in the 2011 period from the 2010 period is due to lower outstanding borrowings, resulting from our repurchases of indebtedness in 2011 and 2010 and lower all-in interest rates on our term loan primarily due to reduced notional amounts on interest rate swaps. During the 2011 period, we redeemed or repurchased the entire $864.3 million outstanding aggregate principal amount of our 10.625% senior notes utilizing excess cash and borrowings under our revolving credit facility.

Other (Income) Expense. Other (income) expense includes pretax losses totaling $60.3 million in the 2011 period and $14.7 million in the 2010 period resulting from the repurchase of our 10.625% senior notes.

Income Taxes. The effective income tax rate increased to 37.4% for the 2011 period compared to 36.9% for 2010 period. The increase in the income tax expense rate was due principally to a reduction in income tax reserves in the 2010 period that did not reoccur in the 2011 period.

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $2.995 billion as of October 28, 2011. The Credit Facilities consist of a $1.964 billion senior secured term loan facility (“Term Loan Facility”) and a senior secured asset-based revolving credit facility (“ABL Facility”). Total commitments under the ABL Facility are equal to $1.031 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

The amount available under the ABL Facility (including letters of credit) is subject to certain borrowing base limitations. The ABL Facility includes a “last out” tranche in respect of which we may borrow up to a maximum amount of $101.0 million.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings is (i) under the Term Loan Facility, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) as of October 28, 2011, under the ABL Facility (except in the last out tranche described above), 1.25% for LIBOR borrowings and 0.25% for base-rate borrowings; and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments at a rate of 0.375% per annum. We also must pay customary letter of credit fees.

Under the Term Loan Facility we are required to prepay outstanding term loans, subject to certain exceptions, with up to 50% of our annual excess cash flow (as defined in the credit agreement) which will be reduced to 25% and 0% if we achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through October 28, 2011, no prepayments have been required under the prepayment provisions listed above. The Term Loan Facility can be prepaid in whole or in part at any time.

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

In addition, we are required to prepay the ABL Facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base. Through October 28, 2011, no prepayments have been required under any prepayment provisions.

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

At October 28, 2011, we had borrowings of $287.8 million, $16.8 million of commercial letters of credit, and $21.7 million of standby letters of credit outstanding under our ABL Facility. We anticipate potential borrowings under the ABL Facility in fiscal 2011 up to a maximum of $400 million outstanding at any one time.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

On April 29, 2011, we repurchased in the open market $25.0 million outstanding aggregate principal amount of our 10.625% senior notes due 2015 (the “Senior Notes”) at a redemption price of 107.0% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $2.2 million. On July 15, 2011, we redeemed the remaining $839.3 million outstanding aggregate principal amount of the Senior Notes (which had been scheduled to mature on July 15, 2015) at a redemption price of 105.313% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $58.1 million. The redemption was effected in accordance with the indenture dated as of July 6, 2007 governing the Senior Notes pursuant to a notice dated May 31, 2011.  The pretax losses on these transactions are reflected in Other (income) expense in our condensed consolidated statement of income in the 39-week period ended October 28, 2011. We funded the redemption price for the Senior Notes with cash on hand and borrowings under the ABL Facility. The redemption is a significant factor in the reduction of our cash balances at the end of the third quarter compared to the prior year end.

As of October 28, 2011, we had $450.7 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “Senior Subordinated Notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture”).

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

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the senior subordinated indenture, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of October 28, 2011, this ratio was 1.3 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principles plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		39-weeks ended		52-weeks ended
(in millions)	Oct. 28, 2011	Oct. 29, 2010	Oct. 28, 2011	Oct. 29, 2010	Oct. 28, 2011	Jan. 28, 2011
Net income	$171.2	$128.1	$474.2	$405.3	$696.8	$627.9
Add (subtract):
Interest income	(0.0)	(0.1)	(0.0)	(0.1)	(0.1)	(0.2)
Interest expense	38.6	67.2	164.9	208.5	230.5	274.1
Depreciation and amortization	66.3	60.4	196.0	180.3	258.0	242.3
Income taxes	101.1	70.8	283.0	237.1	403.0	357.1
EBITDA	377.2	326.4	1,118.1	1,031.1	1,588.2	1,501.2

Adjustments:
Loss on debt retirement, net	—	8.2	60.3	14.6	60.3	14.6
Loss on hedging instruments	0.1	0.1	0.3	0.3	0.4	0.4
Advisory and consulting fees to affiliates	—	—	—	0.1	—	0.1
Non-cash expense for share-based awards	4.2	3.3	11.0	12.8	14.2	16.0
Litigation settlement and related costs, net	—	—	13.1	—	13.1	—
Indirect costs related to merger and stock offering	0.4	0.2	0.4	1.0	0.7	1.3
Other non-cash charges (including LIFO)	13.1	1.4	30.7	6.6	35.6	11.5
Total Adjustments	17.8	13.2	115.8	35.4	124.3	43.9

Adjusted EBITDA	$395.0	$339.6	$1,233.9	$1,066.5	$1,712.5	$1,545.1

Current Financial Condition / Recent Developments

At October 28, 2011, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.72 billion. We had $704.8 million available for borrowing under our ABL Facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months as well as the next several years.

Our inventory balance represented approximately 50% of our total assets exclusive of goodwill and other intangible assets as of October 28, 2011. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory continues to be an area of focus for us.

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

Cash flows from operating activities. Cash flows from operating activities were $604.5 million in the 2011 period, an increase of $200.7 million over the 2010 period. Cash flows from operating activities in the 2011 period compared to the 2010 period were positively impacted by our strong operating performance due to greater sales and increased net income, as described in more detail above under “Results of Operations.” Significant components of the increase in cash flows from operating activities in the 2011 period as compared to the 2010 period were related to working capital in general and Accrued expenses and other in particular. Items affecting Accrued expenses and other include increased accruals for income tax reserves, increased accruals for legal settlements and taxes exclusive of taxes on income, and lower incentive compensation payments in the 2011 period compared to the 2010 period, partially offset by reduced interest accruals due primarily to the redemption of the Senior Notes. In addition, inventory purchases are a significant component of cash flows from operating activities, and our inventory balances may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. During the 2011 period, merchandise inventories increased by 18% compared to a 24% overall increase during the 2010 period. Inventory levels in our four inventory categories in the 2011 period compared to the respective 2010 period were as follows: the consumables category increased 21% compared to a 23% increase; the seasonal category increased by 13% compared to a 31% increase; the home products category increased by 22% compared to a 23% increase; and apparel increased by 12% compared to a 17% increase. Underlying these increases are the effects of commodity cost increases (net of LIFO charges) and the addition of new items to our merchandise offerings.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2011 period included the following approximate amounts: $79 million for new leased stores; $73 million for distribution centers, including our new center under construction in Alabama; $68 million for improvements and upgrades to existing stores; $59 million for stores purchased or built by us; $59 million for remodels and relocations of existing stores; and $20 million for systems-related capital projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2011 period, we opened 482 new stores and remodeled or relocated 544 stores.

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

Cash flows from financing activities. On July 15, 2011, we redeemed $839.3 million aggregate principal amount of Senior Notes at a redemption price of 105.313% of the principal amount thereof, resulting in a cash outflow of $883.9 million. On April 29, 2011, we repurchased in the open market $25.0 million aggregate principal amount of Senior Notes at a price of 107.0% of the principal amount thereof, resulting in a cash outflow of $26.8 million. A portion of the July 2011 redemption of Senior Notes was financed by borrowings under the ABL Facility. Net borrowings under the ABL Facility were $287.8 million at October 28, 2011.

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

Common Stock Repurchase Program

On November 30, 2011, our Board of Directors authorized a $500 million common stock repurchase program. Under the program, shares of our common stock may be repurchased from time to time in open market transactions or in privately negotiated purchases, which could include repurchases from our controlling shareholder, Buck Holdings, L.P. (which is controlled by affiliates of KKR and Goldman Sachs & Co), or other related parties if appropriate. The timing and actual number of shares purchased will depend on a variety of factors, such as price, market conditions and other factors. Repurchases under the program may be funded from available cash or borrowings under the ABL Facility. The repurchase authorization has no expiration date. No shares have been repurchased as of the date of this report.

In connection with the repurchase program, on December 4, 2011, we entered into an agreement with Buck Holdings, L.P. to repurchase from it approximately $185 million in common stock concurrent with, and conditional upon, the completion of a contemplated December 2011 underwritten secondary offering of shares by certain selling shareholders at a price per share equal to the price to the public in the secondary offering less underwriting discounts and commissions. The amount of this repurchase approximates our current capacity for repurchases of common stock under the ABL Facility. We expect to fund the purchase price for this share repurchase with borrowings under the ABL Facility.

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

Factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and an annual LIFO analysis whereby all SKUs are considered in the index formulation. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year and are thus subject to adjustment in the final year-end LIFO inventory valuation. We also perform interim inventory analysis for determining obsolete inventory. Our policy is to write down inventory to an LCM value based on various management assumptions including estimated markdowns and sales required to liquidate such inventory in future periods. Inventory is reviewed on a quarterly basis and adjusted to reflect write-downs as appropriate.

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

We completed testing on our goodwill and indefinite lived trade name intangible assets during the third quarter of 2011. No indicators of impairment were evident and no adjustment to these assets was required. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

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

(b)                                 Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended October 28, 2011 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/30/11-08/31/11	609	$24.92	—	—
09/01/11-09/30/11	—	$—	—	—
10/01/11-10/28/11	—	$—	—	—
Total	609	$24.92	—	—

(a)  Represents shares repurchased from employees pursuant to the terms of management stockholder’s agreements.

ITEM 5.                                                     OTHER INFORMATION

See the disclosure under “Liquidity and Capital Resources—Common Stock Repurchase Program” set forth above under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, which disclosure is incorporated by reference as if fully set forth herein. The Share Repurchase Agreement entered into between Buck Holdings, L.P., and Dollar General Corporation is attached as Exhibit 10.3 hereto.

On November 30, 2011, the Company entered into a new employment agreement (the “Employment Agreement”) with Todd Vasos, Executive Vice President, Division President & Chief Merchandising Officer, effective December 1, 2011. The initial term of the Employment Agreement extends until March 31, 2015 unless earlier terminated in accordance with the provisions of the Employment Agreement. The Employment Agreement replaces the employment agreement that was in place between the Company and Mr. Vasos which was due to expire on December 1, 2011.

Upon the end of the initial term, the Employment Agreement will be automatically extended from month to month, for up to six months, unless the Company gives written notice within the time frame set forth in the Employment Agreement of the intent not to extend the term, or unless the Company replaces the Employment Agreement with a new agreement or, in writing, extends or renews the term for a period that is longer than six months from the expiration of the original term.

The Employment Agreement provides for a minimum annual base salary of $639,188, and provides that incentive compensation for Mr. Vasos shall be determined and paid under the Company’s annual bonus program for officers at Mr. Vasos’ applicable grade level, as it may be amended from time to time, based on criteria established by the Board, its Compensation Committee and/or the CEO, as applicable, in accordance with the terms and conditions of the annual bonus program for officers. The Employment Agreement also provides that Mr. Vasos shall be entitled to receive such other executive perquisites, fringe and other benefits as are provided to officers at the same grade level under any of the Company’s plans and/or programs in effect from time to time, that Mr. Vasos (and, where applicable, his eligible dependents) shall be eligible to participate in those various Company welfare benefit plans, practices and policies in place during the term of the Employment Agreement (including, without limitation, medical, pharmacy, dental, vision, disability, employee life, accidental death and travel accident insurance plans and other programs, if any) to the extent allowed under and in accordance with the terms of those plans, and that Mr. Vasos shall be eligible to participate (with limited exceptions), pursuant to their terms, in any other benefit plans the Company offers to similarly-situated officers or other employees from time to time during the term of the Employment Agreement.

The Employment Agreement specifies the payments and benefits to be provided if Mr. Vasos’ employment is terminated voluntarily or involuntarily under various scenarios described in the Employment Agreement, including death, disability, termination with or without cause, and termination with or without good reason. The Employment Agreement also provides for various customary business protection provisions, including non-competition, non-solicitation, non-interference, non-disparagement, and confidentiality and non-disclosure provisions.

Prior to March 31, 2015, if Mr. Vasos becomes entitled to receive payments and benefits (such payments and benefits, the “Total Payments”) that are considered “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) and such Total Payments are therefore subject to the excise tax imposed by Section 4999 of the Code (such tax, an “Excise Tax”), the Employment Agreement provides that Mr. Vasos will be entitled to receive a gross-up payment in an amount such that, after paying all taxes (including the excise tax), Mr. Vasos retains an amount of the gross-up payment equal to the excise tax (such final amount, the “Take Home Amount”). However, if (i) the Total Payments can be reduced to an amount which maximizes the present value of the Total Payments, but would not trigger the imposition of the Excise Tax (such amount, the “Reduced Amount”) and (ii) the net after-tax benefit to Mr. Vasos of the Take Home Amount is less than $50,000 greater than the net after-tax benefit of the Reduced Amount, Mr. Vasos will not receive the gross-up payment and will instead receive the Reduced Amount. During any term of the Employment Agreement after March 31, 2015, if any Total Payments that become due to Mr. Vasos constitute “parachute payments” and would be subject to an Excise Tax, Mr. Vasos will not receive a gross-up payment and such Total Payments will instead be reduced such that no Excise Tax would be imposed.

The foregoing description of the terms of the Employment Agreement is not a complete summary of such terms, and reference is made to the complete text of the Employment Agreement which is filed herewith as Exhibit 10.2 and incorporated by reference herein.

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

•            delays or unanticipated expenses in constructing new distribution centers;

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

DOLLAR GENERAL CORPORATION

Date: December 5, 2011	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Summary of Non-Employee Director Compensation as amended on August 24, 2011 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011, filed with the SEC on August 30, 2011 (file no. 001-11421))

10.2	Employment Agreement effective December 1, 2011 by and between Dollar General Corporation and Todd J. Vasos

10.3	Share Repurchase Agreement dated as of December 4, 2011 by and among Buck Holdings, L.P. and Dollar General Corporation

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document