Form 10-K
period 2012-02-03
DOLLAR GENERAL CORP
filed 2012-03-22
CIK 29534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate fair market value of the registrant's common stock outstanding and held by non-affiliates as of July 29, 2011 was $3.12 billion calculated using the closing market price of our common stock as reported on the NYSE on such date ($31.46). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

         The registrant had 338,091,175 shares of common stock outstanding as of March 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on June 1, 2012.

 INTRODUCTION

General

        This report contains references to years 2012, 2011, 2010, 2009, 2008, and 2007, which represent fiscal years ending or ended February 1, 2013, February 3, 2012, January 28, 2011, January 29, 2010, January 30, 2009, and February 1, 2008, respectively. Our fiscal year ends on the Friday closest to January 31, and each of the years listed will be or were 52-week years, with the exception of 2011 which consisted of 53 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

        Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward-Looking Statements

        We include "forward-looking statements" within the meaning of the federal securities laws throughout this report, particularly under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Note 9—Commitments and Contingencies," among others. You can identify these statements because they are not limited to historical fact or they use words such as "may," "will," "should," "could," "believe," "anticipate," "project," "plan," "expect," "estimate," "forecast," "goal," "potential," "opportunity," "intend," "will likely result," or "will continue" and similar expressions that concern our strategy, plans, intentions or beliefs about future occurrences or results. For example, all statements relating to our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans, objectives and expectations for future operations, growth or initiatives; or the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

        Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements are disclosed under "Risk Factors" in Part I, Item 1A and elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading "Critical Accounting Policies and Estimates"). All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate such statements in the context of these risks and uncertainties. These factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results or developments we anticipate or, even if substantially realized, that they will result in the consequences or affect us in the way we expect. Forward-looking statements are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

 PART I

ITEM 1.    BUSINESS

General

        We are the largest discount retailer in the United States by number of stores, with 9,961 stores located in 39 states as of March 2, 2012, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumables, seasonal, home products and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our merchandise at everyday low prices (typically $10 or less) through our convenient small-box (approximately 7,200 square feet) locations.

Our History

        J.L. Turner founded our Company in 1939 as J.L. Turner and Son, Wholesale. We were incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc. in 1955, when we opened our first Dollar General store. We changed our name to Dollar General Corporation in 1968 and reincorporated in 1998 as a Tennessee corporation. Our common stock was publicly traded from 1968 until July 2007, when we merged with an entity controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., or KKR. In November 2009 our common stock again became publicly traded. Buck Holdings, L.P., a Delaware limited partnership controlled by KKR, continues to beneficially own a significant percentage of our outstanding common stock.

Our Business Model

        Our long history of profitable growth is founded on a commitment to a relatively simple business model: providing a broad base of customers with their basic everyday and household needs, supplemented with a variety of general merchandise items, at everyday low prices in conveniently located, small-box stores. We continually evaluate the needs and demands of our customers and modify our merchandise selections and pricing accordingly, while remaining focused on increasing profitability for our shareholders.

        Fiscal year 2011 represented our 22nd consecutive year of same-store sales growth. This growth, regardless of economic conditions, suggests that we have a less cyclical model than most retailers and, we believe, is a result of our compelling value and convenience proposition.

        Our attractive store economics, including a relatively low initial investment and simple, low cost operating model, have allowed us to grow our store base to current levels, and provide us significant opportunities to continue our profitable store growth strategy.

        Compelling Value and Convenience Proposition.    Our ability to deliver highly competitive prices on national brand and quality private brand products in convenient locations and our easy in and out shopping format create a compelling shopping experience that distinguishes us from other discount, convenience and drugstore retailers. Our slogan, "Save time. Save money. Every day!" summarizes our appeal to customers. We believe our ability to effectively deliver both value and convenience allows us to succeed in small markets with limited shopping alternatives, as well as to profitably coexist alongside larger retailers in more competitive markets. Our compelling value and convenience proposition is evidenced by the following attributes of our business model:

  •
  Convenient Locations.  Our stores are conveniently located in a variety of rural, suburban and urban communities, currently with approximately 70% serving communities with populations of less than 20,000. In more densely populated areas, our small-box stores typically serve the closely surrounding neighborhoods. The majority of our customers live within three to five miles, or a

    10-minute drive, of our stores. Our close proximity to customers drives customer loyalty and trip frequency and makes us an attractive alternative to large discount and other large-box retail and grocery stores which are often located farther away. Our low cost economic model enables us to serve many areas with fewer than 1,500 households.

  •
  Time-Saving Shopping Experience.  We also provide customers with a highly convenient shopping experience. Our stores' smaller size allows us to locate parking near the front entrance. Our product offering includes most necessities, such as basic packaged and refrigerated food and dairy products, cleaning supplies, paper products, and health and beauty care items, as well as greeting cards, party supplies, apparel, housewares, hardware and automotive supplies, among others. Our typical store opens at 8:00 a.m. and closes at 9:00 p.m. or 10:00 p.m., seven days per week. Our convenient hours and broad merchandise offering allow our customers to fulfill their routine shopping requirements and minimize their need to shop elsewhere.

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

        Attractive Store Economics.    The traditional Dollar General store size, design and location requires minimal initial capital investment and low maintenance expenditures. Our typical locations involve a modest, no-frills building, which helps keep our rental and other fixed overhead costs relatively low. Our leased stores generally deliver positive cash flow in their first year of operations, typically resulting in pay back of capital in less than two years. Our stringent market analysis, real estate site selection and new store approval processes as well as our new store marketing programs help us optimize financial returns and minimize the risks of opening unprofitable stores.

        Our lean store staffing model and centralized management of utilities, maintenance and supplies procurement contribute to our relatively low operating costs and efficient store operations. Recent additions and upgrades to technology in our stores, including high-speed data transmission, inventory control, workforce management and task management systems are enabling us to manage our store operations even more effectively.

        Substantial Growth Opportunities.    We believe we have the long-term potential in the U.S. to more than double our existing store base while maintaining strong returns on capital. We have identified significant opportunities to add new stores in both existing and new markets. In addition, we have opportunities within our existing store base to relocate or remodel to better serve our customers. See "Our Growth Strategy" for additional details.

Our Growth Strategy

        We believe we have the right strategy and execution capabilities to capitalize on the considerable growth opportunities afforded by our business model. We believe we continue to have significant opportunities to drive profitable growth through increasing same-store sales, expanding our operating profit rate and growing our store base.

        Increasing Same-Store Sales.    We believe the combination of our necessity-driven product mix and our attractive value proposition, including a well-balanced merchandising approach, provides a strong basis for increased sales. Our average sales per square foot increased to $213 in 2011 (including a $4 contribution from the 53rd week) from $201 in 2010 and $195 in 2009. We believe we will continue to have additional opportunities to increase our store productivity through improved in-stock positions, price optimization, continued improvements in space utilization, and additional operating and merchandising initiatives, including further expansion of our frozen and refrigerated food offerings.

        We remodeled or relocated 575 stores in 2011, and we plan to relocate or remodel 550 stores in 2012. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2012.

        Expanding Operating Profit Rate.    Another key component of our growth strategy is improving our operating profit rate through enhanced gross profit and expense reduction initiatives. Even though we faced challenges in 2011 resulting from ongoing pressures with regard to discretionary spending and significant increases in product costs, we were able to increase our operating profit by 17%, equal to 30 basis points as a percent of sales, primarily due to our ongoing efforts to reduce selling, general and administrative expenses as a percent of sales.

        We remain committed to an everyday low price ("EDLP") strategy that our customers can depend on. To strengthen our adherence to this strategy and still protect gross profit, we utilize various pricing and merchandising options, including price optimization strategies, changes to our product selection, such as alternate national brands and the expansion of our private brands, and modifications to our packaging and product size. In 2011, the cost of many basic commodities, including cotton, sugar, coffee, groundnuts and resin, as well as transportation fuel, increased, and many of these increases were passed along to us by our vendors. These cost increases posed a challenge to our continued priority of improving our gross profit rate in 2011.

        Our private brand program complements our model of offering customers nationally branded consumables merchandise at everyday low prices. When compared to similar national brands, private or proprietary brand items generally have higher gross profit rates. The addition of private brands also allows us to better control quality and improve our packaging and shelf presentation over less recognizable "packer" labels. Over the past few years we have expanded our private brand initiative to our non-consumable offerings, dramatically improving the visual impact of many of our non-consumables, including housewares, domestics, lawn and garden tools and summer toys.

        In addition, in 2010 and 2011, we increased our offering of items at the $1.00 price point, focusing first on food followed by health and beauty. Because we believe this program adds incremental sales and gross profit, we plan to further this program in 2012, continuing to combine some of our $1.00 EDLP items with special purchases.

        Improving our inventory shrinkage has been and continues to be an important component of expanding our gross profit rate. To achieve this objective we have concentrated our shrink reduction efforts on stores with the highest shrink rates. In addition, we have been successful in employing exception reporting tools and enhanced shrink optimization processes.

        We also continue to believe we have the potential to directly source a larger portion of our products internationally at significant savings to current costs. In 2011, we imported approximately $780 million of goods, or 8% of total purchases, at cost.

        We continually look for ways to improve our cost structure and enhance efficiencies throughout the organization. For example, in 2011, we fully implemented a store workforce management program, and made further progress on reducing costs through our energy management and centralized procurement systems.

        Growing Our Store Base.    Based on a detailed, market-by-market analysis, we believe we have the potential to at least double our current number of stores through expansion in both existing and new markets. In 2011, we made our initial entrance into Connecticut, New Hampshire and Nevada (our first new states since 2006) and in 2012 we plan to open approximately 50 stores in California. We have confidence in our real estate disciplines and in our ability to identify, open and operate successful new stores. As a result, we believe that at least our present level of new store growth is sustainable for the foreseeable future.

Our Merchandise

        We offer a focused assortment of everyday necessities, which drive frequent customer visits, and key items in a broad range of general merchandise categories. Our product assortment provides the opportunity for our customers to address most of their basic shopping needs with one trip. We sell high quality national brands from leading manufacturers such as Procter & Gamble, Kimberly Clark, Unilever, Kellogg's, General Mills, Nabisco, Coca-Cola and PepsiCo, which are typically found at higher retail prices elsewhere. Additionally, our private brand consumables offer consumers even greater value with options to purchase value items and national brand equivalent products at substantial discounts to the national brand.

        Our stores generally offer approximately 10,000 total SKUs per store; however, the number of SKUs in a given store can vary based upon the store's size, geographic location, merchandising initiatives, seasonality, and other factors. Most of our products are priced at $10 or less, with approximately 25% at $1 or less. We separate our merchandise into four categories: 1) consumables; 2) seasonal; 3) home products; and 4) apparel.

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

        The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2011	2010	2009
Consumables	73.2%	71.6%	70.8%
Seasonal	13.8%	14.5%	14.5%
Home products	6.8%	7.0%	7.4%
Apparel	6.2%	6.9%	7.3%

        Our home products and seasonal categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

        The average Dollar General store has approximately 7,200 square feet of selling space and is typically operated by a store manager, an assistant store manager and three or more sales clerks. Approximately 60% of our stores are in freestanding buildings and 40% are in strip shopping centers. Most of our customers live within three to five miles, or a 10 minute drive, of our stores. Our traditional store strategy features low initial capital expenditures, limited maintenance capital, low occupancy and operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and investment returns. In 2011, the average cost of equipment and fixtures in our traditional leased stores was approximately $180,000. Initial inventory, net of payables, increases the investment in a new store by approximately $75,000.

        We generally have had good success in locating suitable store sites in the past. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets. In addition, the current real estate market has continued to provide opportunities for us to access higher quality sites at lower rates than in recent years. Also, we believe we have significant opportunities available for our relocation and remodel programs. We spend approximately $80,000 for equipment and fixtures to remodel a traditional store and approximately $160,000 to relocate a traditional store. We remodeled or relocated 575 stores in 2011, 504 in 2010 and 450 in 2009.

        At the end of 2011, our total store count included 69 Dollar General Market stores, which, in addition to the merchandise offering of a traditional Dollar General store, feature an expanded food section, including fresh meat and produce and significantly more frozen and refrigerated foods. These stores, which average approximately 16,000 square feet of selling space, are an alternative to the typical grocery store or supermarket, and generally contribute more to sales and operating income than our traditional stores. In 2011, we opened 12 new Dollar General Markets, including seven as part of our initial entrance into Nevada. We plan to open approximately 40 new Dollar General Markets in 2012, including a significant percentage of our initial stores in California. Our focus is on locating the Dollar General Market stores in areas that are generally underserved by large grocery chains. We continue to test and adjust the Dollar General Market concept and how we build and open the stores, as the capital investment for these stores is significantly higher than our traditional stores. In addition to the Market stores, we are also testing a larger format traditional store with approximately 10,000 square feet of selling space, including an expanded section of coolers and freezers. Like the Dollar General Market stores, these larger format stores currently require significantly higher capital investment than our traditional stores and we are working to reduce that difference.

        Our recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Year
2009	8,362	500	34	466	8,828
2010	8,828	600	56	544	9,372
2011	9,372	625	60	565	9,937

Our Customers

        Our customers seek value and convenience. Depending on their financial situation and geographic proximity, customers' reliance on Dollar General varies from using Dollar General for fill-in shopping, to making periodic trips to stock up on household items, to making weekly or more frequent trips to meet most essential needs. We believe that our value and convenience proposition attracts customers from a wide range of income brackets and life stages. In the last year, we have continued to see increases in the annual number of shopping trips that our customers make to our stores as well as the amount spent during each trip.

        To attract new and retain existing customers, we continue to focus on product quality and selection, in-stock levels and pricing, targeted advertising, improved store standards, convenient site locations, and a pleasant overall customer experience.

Our Suppliers

        We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise, such as Procter & Gamble, Kimberly Clark, Unilever, Kellogg's, General Mills, Nabisco, Coca-Cola and PepsiCo. Despite our broad offering, we maintain only a limited number of SKUs per category, giving us a pricing advantage in dealing with our suppliers. Approximately 8% and 7% of our purchases in 2011 were from our largest and second largest suppliers, respectively. Our private brands come from a diversified supplier base. We directly imported approximately 8% of our purchases at cost (12% of our purchases based on their retail value) in 2011. Our vendor arrangements generally provide for payment for such merchandise in U.S. dollars.

        We have consistently managed to obtain sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we would generally be able to obtain alternative sources without experiencing a substantial disruption of our business. However, such alternative sources could increase our merchandise costs or reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales.

Distribution, Transportation and Inventory Management

        Our stores are currently supported by ten distribution centers located strategically throughout our geographic footprint, including a new distribution center in Bessemer, Alabama which began shipping to stores on March 11, 2012. We lease additional temporary warehouse space as necessary to support our distribution needs. In addition, we have leased a distribution facility in Lebec, California which we expect to be operational in April 2012. Over the past few years we have made significant investments in facilities, technological improvements and upgrades, and we continue to improve work processes, all of which increase our efficiency and ability to support our merchandising and operations initiatives as well as our new store growth. We continually analyze and rebalance the network to ensure that it remains efficient and provides the service our stores require. See "—Properties" for additional information pertaining to our distribution centers.

        Most of our merchandise flows through our distributions centers and is delivered to our stores by third-party trucking firms, utilizing our trailers. Our agreements with these trucking firms are based on estimated costs of diesel fuel, with the difference in estimated and current market fuel costs passed through to us. The costs of diesel fuel are significantly influenced by international, political and economic circumstances, and were considerably higher throughout 2011 than in 2010. If such increased prices remain in effect, or if further price increases were to arise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our transportation costs.

        We believe that there remains opportunity to improve our inventory turns. Initiatives in process include operational efforts to optimize presentation levels, improve in-stock levels and decrease excess quantities shipped to our stores. We continue to focus on SKU optimization in an attempt to ensure that we can meet customers' demands for our most popular products as well as ensure appropriate product assortment. We are also in the process of implementing an improved supply chain solution to assist in ordering, monitoring and tracking inventory from purchase order to receipt to maintain efficient levels of inventory. We turned our inventory approximately 5.3 times over the most recent four quarters.

Seasonality

        Our business is seasonal to a certain extent. Generally, our highest sales volume occurs in the fourth quarter, which includes the Christmas selling season, and the lowest occurs in the first quarter. In addition, our quarterly results can be affected by the timing of certain holidays, the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as financial transactions such as debt repurchases, common stock offerings and stock repurchases. We purchase substantial amounts of inventory in the third quarter and incur higher shipping costs and higher payroll costs in anticipation of the increased sales activity during the fourth quarter. In addition, we carry merchandise during our fourth quarter that we do not carry during the rest of the year, such as gift sets, holiday decorations, certain baking items, and a broader assortment of toys and candy.

        The following table reflects the seasonality of net sales, gross profit, and net income by quarter for each of the quarters of our three most recent fiscal years. The fourth quarter of the year ended February 3, 2012 was comprised of 14 weeks, and each of the other quarters reflected below were comprised of 13 weeks.

(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended February 3, 2012
Net sales	$3,451.7	$3,575.2	$3,595.2	$4,185.1
Gross profit	1,087.4	1,148.3	1,115.8	1,346.4
Net income(a)	157.0	146.0	171.2	292.5
Year Ended January 28, 2011
Net sales	$3,111.3	$3,214.2	$3,223.4	$3,486.1
Gross profit	999.8	1,036.0	1,010.7	1,130.2
Net income	136.0	141.2	128.1	222.5
Year Ended January 29, 2010
Net sales	$2,779.9	$2,901.9	$2,928.8	$3,185.8
Gross profit	855.4	906.0	903.1	1,025.4
Net income(b)	83.0	93.6	75.6	87.2

(a)
Includes expenses, net of income taxes, of $35.4 million related to the redemption of long-term obligations in second quarter of 2011.

(b)
Includes expenses, net of income taxes, of $82.9 million related to our initial public offering during the fourth quarter of 2009.

Our Competition

        We operate in the basic discount consumer goods market, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors include Family Dollar, Dollar Tree, Fred's, 99 Cents Only and various local, independent operators, as well as Walmart, Target, Walgreens, CVS, and Rite Aid, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do.

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

Our Employees

        As of March 2, 2012, we employed approximately 90,000 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel and distribution center and administrative personnel. We have increasingly focused on recruiting, training, motivating and retaining employees, and we believe that the quality, performance and morale of our employees have increased as a result. We currently are not a party to any collective bargaining agreements.

Our Trademarks

        We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including without limitation the trademarks Dollar General®, Dollar General Market®, Clover Valley®, DG®, DG Guarantee®, Smart & Simple®, trueliving®, Sweet Smiles®, Open Trails®, and the Dollar General price point designs, along with variations and formatives of these trademarks as well as certain other trademarks. Effective as of February 1, 2012 we exercised an option to purchase the Bobbie Brooks® trademark. We expect to file assignment documents in applicable trademark offices in the coming weeks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

        We also hold licenses to use various trademarks owned by third parties, including a license to the Fisher Price brand for certain items of children's clothing through December 31, 2013, and an exclusive license to the Rexall brand through March 5, 2020.

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

        We believe that many of our customers are on fixed or low incomes and generally have limited discretionary spending dollars. A further slowdown in the economy, or a delayed recovery, or other economic conditions affecting disposable consumer income, such as increased unemployment or underemployment levels, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws, and further erosion in consumer confidence, may adversely affect our business by reducing our customers' spending or by causing them to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. Many of those factors, as well as commodity rates, transportation costs (including the costs of diesel fuel), costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors, also affect our cost of goods sold and our selling, general and administrative expenses, which may adversely affect our sales or profitability. We have limited or no ability to control many of these factors. Product costs began to escalate in our 2010 fourth quarter as a result of increases in the costs of certain commodities (including cotton, sugar, coffee, groundnuts, resin), and increasing diesel fuel costs. We will be diligent in our efforts to keep product costs as low as possible in the face of these increases while still working to optimize gross profit and meet the needs of our customers.

        In addition, many of the factors discussed above, along with current global economic conditions and uncertainties, the potential for additional failures or realignments of financial institutions, and the related impact on available credit may affect us and our suppliers and other business partners, landlords and service providers in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to, or other financial institutions involved in, our credit facilities and our derivative and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate or control.

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

        We maintain a network of distribution facilities and have plans to build new facilities to support our growth objectives. Delays in opening distribution centers could adversely affect our future operations by slowing store growth, which may in turn reduce revenue growth. In addition, distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

         Rising fuel costs could materially adversely affect our business.

        Fuel prices have risen considerably and are significantly influenced by international, political and economic circumstances. These increases pose a challenge to our continued priority of improving our gross profit rate. If such increased prices remain in effect, or if further price increases were to arise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our transportation costs, adversely affecting our gross profit and results of operations. In addition, competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products. We will be diligent in our efforts to keep product costs as low as possible in the face of these increases while still working to optimize gross profit and meet the needs of our customers.

         Risks associated with or faced by the domestic and foreign suppliers from whom our products are sourced could adversely affect our financial performance.

        The products we sell are sourced from a wide variety of domestic and international suppliers. In fact, our largest supplier accounted for 8% of our purchases in 2011, and our next largest supplier accounted for approximately 7% of such purchases. We have not experienced any difficulty in obtaining sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we would generally be able to obtain alternative sources without experiencing a substantial disruption of our business. However, such alternative sources could increase our merchandise costs and reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales.

        We directly imported approximately 8% of our purchases (measured at cost) in 2011, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods for any reason, such as political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers' failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes), the availability and cost of raw materials to suppliers, merchandise quality or safety issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import, are beyond our control and could adversely affect our operations and profitability. Because a substantial amount of our imported merchandise comes from China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. In addition, the United States' foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. Disruptions due to labor stoppages, strikes or slowdowns, or other disruptions involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase.

         Product liability and food safety claims could adversely affect our business, reputation and financial performance.

        Despite our best efforts to ensure the quality and safety of the products we sell, we may be subject to product liability claims from customers or penalties from government agencies relating to products, including food products that are recalled, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products must comply with applicable product and food safety laws. We generally seek contractual indemnification and insurance coverage from our suppliers. However, if we do not have adequate contractual indemnification and/or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations. Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers' lack of understanding of U.S. product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

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

        Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The number of employment-related class actions filed each year has continued to increase, and recent changes and proposed changes in Federal and state laws may cause claims to rise even more. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See Note 9 to the consolidated financial statements for further details regarding certain of these pending matters.

         If we cannot open new stores profitably and on schedule, our planned future growth will be impeded, which would adversely affect sales.

        Our ability to open profitable new stores is a key component of our planned future growth. Our ability to timely open such stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the absence of occupancy delays; the ability to negotiate acceptable lease and development terms; the ability to hire and train new personnel, especially store managers, in a cost effective manner; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors affect our ability to successfully relocate stores as well, and many of them are beyond our control. In addition, tighter lending practices may make financing more challenging for our real estate developers which could potentially impact the timing of our store openings and build-to-suit program.

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

        Some of our new stores may be located in areas where we have little or no meaningful experience or brand recognition. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets. In addition, our alternative format stores, such as our Dollar General Market concept, have significantly higher capital costs than our traditional Dollar General stores, and, as a result, may increase our financial risk if they do not perform as expected.

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

        The occurrence of one or more natural disasters, such as hurricanes, fires, floods, and earthquakes (whether or not caused by climate change), solar flares, unusual weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our operations and financial performance. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some domestic and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption of our utility services or to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

         Material damage or interruptions to our information systems as a result of external factors, staffing shortages and unanticipated challenges or difficulties in updating our existing technology or developing or implementing new technology could have a material adverse effect on our business or results of operations.

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

        Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover such as field managers and distribution center managers. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, we are evaluating the potential future impact of recently enacted comprehensive healthcare reform legislation, which will likely cause our healthcare costs to increase. While the significant costs of the healthcare reform legislation will occur after 2013, if at all, due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant negative effect on our business. Our ability to pass along labor costs to our customers is constrained by our low price model.

         Our profitability may be negatively affected by inventory shrinkage.

        We are subject to the risk of inventory loss and theft. We experience significant inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will decrease in the future or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.

         Our cash flows from operations may be negatively affected if we are not successful in managing our inventory balances.

        Our inventory balance represented approximately 49% of our total assets exclusive of goodwill and other intangible assets as of February 3, 2012. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers' demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

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

         We face risks related to protection of customers' credit and debit card data and private data relating to us or our customers or employees.

        In connection with credit card sales, we transmit confidential credit and debit card information. We also have access to, collect or maintain private or confidential information regarding our customers and employees, as well as our business. We have procedures and technology in place to safeguard our customers' debit and credit card information, our employees' private data, and our confidential business information. However, third parties may have the technology or know-how to breach the security of this information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A security breach of any kind could expose us to risks of data loss, litigation, government enforcement actions and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share and have an adverse effect on our financial results.

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

        At February 3, 2012, we had total outstanding debt (including the current portion of long-term obligations) of $2.618 billion, including a $1.964 billion senior secured term loan facility which matures on July 6, 2014, $450.7 million aggregate principal amount of 11.875% / 12.625% senior subordinated toggle notes due 2017, and borrowings of $184.7 million under our senior secured asset-based revolving credit facility. We also had an additional $807.9 million available for borrowing under the revolving credit facility, which was scheduled to mature July 6, 2013, but was amended on March 15, 2012 to increase the maximum borrowing to $1.2 billion and extend the maturity date to July 6, 2014. This level of debt and our ability to repay or refinance this debt prior to maturity could have important negative consequences to our business, including:

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

         Kohlberg Kravis Roberts & Co. L.P. ("KKR"), certain affiliates of Goldman, Sachs & Co. (the "GS Investors"), and other equity co-investors (collectively, the "Investors") have significant influence over us, including in connection with decisions that require the approval of shareholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

        Through their investment in Buck Holdings, L.P., the Investors hold a significant interest in our outstanding common stock. As a result, the Investors potentially have the ability to influence the outcome of matters that require a vote of our shareholders, including election of our Board of Directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests. In addition, pursuant to a shareholders' agreement that we entered into with Buck Holdings, L.P., KKR and the GS Investors, KKR has a consent right over certain significant corporate actions and KKR and the GS Investors have certain rights to appoint directors to our Board and its committees for so long as Buck Holdings, L.P. continues to hold a specified amount of our common stock.

        The Investors are also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investors may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investors, or other funds controlled by or associated with the Investors, continue to indirectly own a significant amount of our outstanding common stock, the Investors will continue to be able to strongly influence or effectively control our decisions. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

         If we, the Investors or other significant shareholders sell a large number of shares of our common stock, the market price of our common stock could decline.

        The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate. As of February 3, 2012, we had approximately 338.1 million shares of common stock outstanding, of which approximately 46% were freely tradable on the New York Stock Exchange.

        Pursuant to shareholders agreements, we have granted the Investors the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act of 1933, as amended, covering resales of our common stock held by them or to piggyback on a registration statement in certain circumstances. Certain members of management hold similar piggyback registration rights. As of February 3, 2012, these shares collectively represented approximately 54% of our outstanding common stock. To the extent that such registration rights are exercised, the resulting sale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to decline. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of March 2, 2012, we operated 9,961 retail stores located in 39 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	540	Nebraska	80
Arizona	65	Nevada	7
Arkansas	287	New Hampshire	1
California	5	New Jersey	59
Colorado	28	New Mexico	56
Connecticut	2	New York	258
Delaware	30	North Carolina	559
Florida	555	Ohio	527
Georgia	569	Oklahoma	312
Illinois	371	Pennsylvania	432
Indiana	379	South Carolina	400
Iowa	175	South Dakota	11
Kansas	181	Tennessee	525
Kentucky	381	Texas	1,109
Louisiana	409	Utah	8
Maryland	76	Vermont	15
Michigan	288	Virginia	280
Minnesota	16	West Virginia	166
Mississippi	336	Wisconsin	99
Missouri	364

        Most of our stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. Many stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10-15 years with multiple renewal options. We also have stores subject to shorter-term leases and many of these leases have renewal options. In recent years, an increasing percentage of our new stores have been subject to build-to-suit arrangements, including approximately 79% of our new stores in 2011.

        As of March 2, 2012, we operated nine distribution centers, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, KY	1959	720,000	948
Ardmore, OK	1994	1,310,000	1,423
South Boston, VA	1997	1,250,000	943
Indianola, MS	1998	820,000	881
Fulton, MO	1999	1,150,000	1,381
Alachua, FL	2000	980,000	949
Zanesville, OH	2001	1,170,000	1,286
Jonesville, SC	2005	1,120,000	1,098
Marion, IN	2006	1,110,000	1,052

        In addition, we have a distribution center that we recently constructed in Bessemer, Alabama of approximately 940,000 square feet that became fully operational on March 11, 2012, and leased space for a distribution center in Lebec, California of approximately 440,000 square feet that is expected to be operational in April 2012. We lease the distribution centers located in Oklahoma, Mississippi and Missouri and own the other six distribution centers in the table above. Approximately 7.25 acres of the land on which our Kentucky distribution center is located is subject to a ground lease. As of

February 3, 2012, we leased approximately 530,000 square feet of additional temporary warehouse space to support our distribution needs.

        Our executive offices are located in approximately 302,000 square feet of buildings which we own in Goodlettsville, Tennessee.

ITEM 3.    LEGAL PROCEEDINGS

        The information contained in Note 9 to the consolidated financial statements under the heading "Legal proceedings" contained in Part II, Item 8 of this report is incorporated herein by this reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our current executive officers as of March 22, 2012 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position
Richard W. Dreiling	58	Chairman and Chief Executive Officer
David M. Tehle	55	Executive Vice President and Chief Financial Officer
Kathleen R. Guion	60	Executive Vice President, Strategic Planning and Real Estate
Gregory A. Sparks	51	Executive Vice President, Store Operations
Todd Vasos	50	Executive Vice President, Division President and Chief Merchandising Officer
John W. Flanigan	60	Executive Vice President, Global Supply Chain
Susan S. Lanigan	49	Executive Vice President and General Counsel
Robert D. Ravener	53	Executive Vice President and Chief People Officer
Anita C. Elliott	47	Senior Vice President and Controller

        Mr. Dreiling joined Dollar General in January 2008 as Chief Executive Officer and a member of our Board. He was appointed Chairman of the Board on December 2, 2008. Prior to joining Dollar General, Mr. Dreiling served as Chief Executive Officer, President and a director of Duane Reade Holdings, Inc. and Duane Reade Inc., the largest drugstore chain in New York City, from November 2005 until January 2008 and as Chairman of the Board of Duane Reade from March 2007 until January 2008. Prior to that, Mr. Dreiling, beginning in March 2005, served as Executive Vice President—Chief Operating Officer of Longs Drug Stores Corporation, an operator of a chain of retail drug stores on the West Coast and Hawaii, after having joined Longs in July 2003 as Executive Vice President and Chief Operations Officer. From 2000 to 2003, Mr. Dreiling served as Executive Vice President—Marketing, Manufacturing and Distribution at Safeway, Inc., a food and drug retailer. Prior to that, Mr. Dreiling served from 1998 to 2000 as President of Vons, a Southern California food and drug division of Safeway. He currently serves as the Vice Chairman of the Retail Industry Leaders Association (RILA). In 2010, he was named "Retailer of the Year" by Mass Market Retailer. Mr. Dreiling is a director of Lowe's Companies, Inc.

        Mr. Tehle joined Dollar General in June 2004 as Executive Vice President and Chief Financial Officer. He served from 1997 to June 2004 as Executive Vice President and Chief Financial Officer of Haggar Corporation, a manufacturing, marketing and retail corporation. From 1996 to 1997, he was Vice President of Finance for a division of The Stanley Works, one of the world's largest manufacturers of tools, and from 1993 to 1996, he was Vice President and Chief Financial Officer of Hat Brands, Inc.,

a hat manufacturer. Earlier in his career, Mr. Tehle served in a variety of financial-related roles at Ryder System, Inc. and Texas Instruments. Mr. Tehle is a director of Jack in the Box, Inc.

        Ms. Guion joined Dollar General in October 2003 as Executive Vice President, Store Operations. She was named Executive Vice President, Store Operations and Store Development in February 2005, and was promoted to Executive Vice President, Division President, Store Operations and Store Development in November 2005. Ms. Guion assumed the role of Executive Vice President of Strategic Planning and Real Estate in January 2012 after announcing her planned retirement effective July 31, 2012. From 2000 until joining Dollar General, Ms. Guion served as President and Chief Executive Officer of Duke and Long Distributing Company, a convenience store chain operator and wholesale distributor of petroleum products. Prior to that time, she served as an operating partner for Devon Partners (1999-2000), where she developed operating plans and assisted in the identification of acquisition targets in the convenience store industry, and as President and Chief Operating Officer of E-Z Serve Corporation (1997-1998), an owner/operator of convenience stores, mini-marts and gas marts. From 1987 to 1997, Ms. Guion served as the Vice President and General Manager of the largest division (Chesapeake Division) of company-owned stores at 7-Eleven, Inc., a convenience store chain. Other positions held by Ms. Guion during her tenure at 7-Eleven include District Manager, Zone Manager, Operations Manager, and Division Manager (Midwest Division).

        Mr. Sparks joined Dollar General in March 2012 as Executive Vice President of Store Operations. Prior to joining Dollar General, Mr. Sparks served as Division President, Seattle Division, for Safeway Inc., a food and drug retailer, a role he had held since 2001. As Division President of the Seattle Division, Mr. Sparks was responsible for the supervision of approximately 200 stores and approximately 23,000 employees in the northwest region and oversaw real estate, finance and operations of the Seattle Division. Mr. Sparks has 36 years of retail experience including a 34-year career with Safeway where he held roles of increasing responsibility including merchandising manager (1987), category manager (1987-1990), divisional director of merchandising, grocery and general merchandise (1990-1997) and divisional vice president of marketing (1997-2001).

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol "DG." The high and low sales prices during each quarter in fiscal 2011 and 2010 were as follows:

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$33.58	$35.09	$40.71	$43.07
Low	$26.65	$31.10	$29.84	$38.32

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$29.91	$31.41	$30.20	$33.73
Low	$21.30	$26.61	$26.64	$27.29

        Our stock price at the close of the market on March 16, 2012, was $44.69. There were approximately 1,171 shareholders of record of our common stock as of March 16, 2012.

Dividends

        We have not declared or paid recurring dividends subsequent to our 2007 merger. We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion, repurchases of our common stock, or debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our Credit Facilities and in the indenture governing our outstanding 11.875%/12.625% senior subordinated toggle notes due 2017 (the "Senior Subordinated Notes" or the "Notes"). See "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report for a description of restrictions on our ability to pay dividends.

Issuer Purchases of Equity Securities

        The following table contains information regarding purchases of our common stock made during the quarter ended February 3, 2012 by or on behalf of Dollar General or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
10/29/11 - 11/30/11	37,460	(a)	$39.90	—	$500,000,000
12/01/11 - 12/31/11	4,915,637		$37.64	4,915,637	$315,000,000
01/01/12 - 02/03/12	—		$—	—	$315,000,000
Total	4,953,097		$37.65	4,915,637	$315,000,000

(a)
Represents shares repurchased from employees pursuant to the terms of management stockholder's agreements.

(b)
On November 30, 2011 our Board of Directors approved a share repurchase program of up to $500 million of outstanding shares of our common stock. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization has no expiration date.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended February 3, 2012, January 28, 2011 and January 29, 2010, and balance sheet data as of February 3, 2012 and January 28, 2011, have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of operations data and statement of cash flows data for the fiscal years or periods, as applicable, ended January 30, 2009, February 1, 2008 and July 6, 2007 and balance sheet data as of January 29, 2010, January 30, 2009 and February 1, 2008 presented in this table have been derived from audited consolidated financial statements not included in this report.

        We completed a merger with Buck Acquisition Corp. ("BAC") on July 6, 2007, and, as a result, a significant percentage of our outstanding common stock remains held by a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. As a result of the merger, the related purchase accounting adjustments, and a new basis of accounting beginning on July 7, 2007, the 2007 financial reporting periods presented below include the Predecessor period of the Company reflecting 22 weeks of operating results from February 3, 2007 to July 6, 2007 and 30 weeks of operating results for the Successor period, reflecting the merger from July 7, 2007 to February 1, 2008. BAC's results of operations for the period from March 6, 2007 to July 6, 2007 (prior to the merger on July 6, 2007) are also included in the consolidated financial statements for the 2007 Successor period described above, as a result of certain derivative financial instruments entered into by BAC prior to the merger. Other than these financial instruments, BAC had no assets, liabilities, or operations prior to the merger.

        Due to the significance of the merger and related transactions that occurred in 2007, the 2011, 2010, 2009, 2008 and 2007 Successor financial information is not comparable to that of the 2007 Predecessor period presented in the accompanying table.

        The information set forth below should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

	Successor					Predecessor
	Year Ended				March 6, 2007 through February 1, 2008(2)(3)	February 3, 2007 through July 6, 2007(3)
(Amounts in millions, excluding per share data, number of stores, selling square feet, and net sales per square foot)	February 3, 2012(1)	January 28, 2011	January 29, 2010	January 30, 2009
Statement of Operations Data:
Net sales	$14,807.2	$13,035.0	$11,796.4	$10,457.7	$5,571.5	$3,923.8
Cost of goods sold	10,109.3	8,858.4	8,106.5	7,396.6	3,999.6	2,852.2

Gross profit	4,697.9	4,176.6	3,689.9	3,061.1	1,571.9	1,071.6
Selling, general and administrative expenses	3,207.1	2,902.5	2,736.6	2,448.6	1,324.5	960.9
Litigation settlement and related costs, net	—	—	—	32.0	—	—
Transaction and related costs	—	—	—	—	1.2	101.4

Operating profit	1,490.8	1,274.1	953.3	580.5	246.1	9.2
Interest income	(0.1)	(0.2)	(0.1)	(3.1)	(3.8)	(5.0)
Interest expense	205.0	274.2	345.7	391.9	252.9	10.3
Other (income) expense	60.6	15.1	55.5	(2.8)	3.6	—

Income (loss) before income taxes	1,225.3	985.0	552.1	194.4	(6.6)	4.0
Income tax expense (benefit)	458.6	357.1	212.7	86.2	(1.8)	12.0

Net income (loss)	$766.7	$627.9	$339.4	$108.2	$(4.8)	$(8.0)

Earnings (loss) per share—basic	$2.25	$1.84	$1.05	$0.34	$(0.02)
Earnings (loss) per share—diluted	2.22	1.82	1.04	0.34	(0.02)
Dividends per share	—	—	0.7525	—	—
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$1,050.5	$824.7	$672.8	$575.2	$239.6	$201.9
Investing activities	(513.8)	(418.9)	(248.0)	(152.6)	(6,848.4)	(66.9)
Financing activities	(908.0)	(130.4)	(580.7)	(144.8)	6,709.0	25.3
Total capital expenditures	(514.9)	(420.4)	(250.7)	(205.5)	(83.6)	(56.2)
Other Financial and Operating Data:
Same store sales growth(4)	6.0%	4.9%	9.5%	9.0%	1.9%	2.6%
Same store sales(4)	$13,626.7	$12,227.1	$11,356.5	$10,118.5	$5,264.2	$3,656.6
Number of stores included in same store sales calculation	9,254	8,712	8,324	8,153	7,735	7,655
Number of stores (at period end)	9,937	9,372	8,828	8,362	8,194	8,205
Selling square feet (in thousands at period end)	71,774	67,094	62,494	58,803	57,376	57,379
Net sales per square foot(5)	$213	$201	$195	$180	$165	$164
Consumables sales	73.2%	71.6%	70.8%	69.3%	66.4%	66.7%
Seasonal sales	13.8%	14.5%	14.5%	14.6%	16.3%	15.4%
Home products sales	6.8%	7.0%	7.4%	8.2%	9.1%	9.2%
Apparel sales	6.2%	6.9%	7.3%	7.9%	8.2%	8.7%
Rent expense	$542.3	$489.3	$428.6	$389.6	$214.5	$150.2
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$126.1	$497.4	$222.1	$378.0	$119.8
Total assets	9,688.5	9,546.2	8,863.5	8,889.2	8,656.4
Long-term debt	2,618.5	3,288.2	3,403.4	4,137.1	4,282.0
Total shareholders' equity	4,668.5	4,054.5	3,390.3	2,831.7	2,703.9

(1)
The fiscal year ended February 3, 2012 was comprised of 53 weeks.

(2)
Includes the results of BAC for the period prior to its merger with and into Dollar General Corporation from March 6, 2007 (the date of BAC's formation) through July 6, 2007 and the post-merger results of Dollar General Corporation for the period from July 7, 2007 through February 1, 2008.

(3)
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

	Successor						Predecessor
	Year Ended				March 6, 2007 through February 1, 2008		February 3, 2007 through July 6, 2007
	February 3, 2012	January 28, 2011	January 29, 2010	January 30, 2009
Ratio of earnings to fixed charges(1):	3.8x	3.1x	2.1x	1.4x		(2)	1.1x

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

Executive Overview

        We are the largest discount retailer in the United States by number of stores, with 9,961 stores located in 39 states as of March 2, 2012, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

        A significant percentage of our outstanding common stock is held by Buck Holdings, L.P., a Delaware limited partnership controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, "KKR"). The membership interests of Buck Holdings, L.P. and Buck Holdings, LLC, the general partner of Buck LP, are held by a private investor group, including affiliates of each of KKR and Goldman, Sachs & Co. and other equity investors (collectively, the "Investors").

        The customers we serve are value-conscious, and Dollar General has always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, we have been operating in an environment with heightened economic challenges and uncertainties. Consumers are facing high rates of unemployment, fluctuating food, gasoline and energy costs, rising medical costs, and a continued weakness in housing and consumer credit markets, and the timetable and strength of any economic recovery is uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, our 2011 and 2010 financial results were strong, and we remain optimistic with regard to executing our operating priorities in 2012.

        At the beginning of 2008, we defined four operating priorities, which we remain keenly focused on executing. These priorities are: 1) drive productive sales growth, 2) increase our gross margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand Dollar General's culture of serving others.

        Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. In 2011, sales in same-stores increased by 6.0%, due to increases in traffic and average transaction, and, to a lesser extent, the impact of inflation. Sales in same-stores were aided by continued enhancements to our category management processes which help us determine the most productive merchandise offerings for our customers. Specific sales growth initiatives in 2011 included: improvement in merchandise in-stock levels; the completion of the final phase of raising the shelf height in our stores to 78 inches, which impacted health and beauty aids; further emphasis on the $1.00 price point; the expansion of the number of coolers in approximately 500 existing stores; and the impact of 575 remodeled and relocated stores during the year. In addition to same-store sales growth, we opened 625 new stores in 2011. Our small box stores offer consumable items, including packaged and refrigerated foods, to communities that might not otherwise have convenient access at value prices. To further expand this opportunity, we opened 12 new Dollar General Market stores in 2011.

        Our second priority is to increase gross profit through effective category management, the expansion of private brand offerings, increased foreign sourcing, shrink reduction, distribution efficiencies and improvements to our pricing and markdown model, while remaining committed to our everyday low price strategy. We constantly review our pricing strategy and work diligently to minimize product cost increases as we focus on providing our customers quality merchandise at great values. In our consumables category, we strive to offer the optimal balance of the most popular nationally advertised brands and our own private brands, which generally have higher gross profit rates than national brands. Throughout 2011, we experienced increased product costs, primarily as the result of increases in the costs of certain commodities which were passed through to us. These increased product costs negatively affected gross profit and resulted in an increased LIFO provision. In addition, elevated costs of diesel fuel affected our overall merchandise costs in 2011. Our shrink reduction efforts were successful in 2011 and we believe we have additional opportunities to reduce shrink in our stores.

        Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extract costs that do not affect the customer experience. In 2011, much of our focus was on decreasing our store labor costs while improving our store standards and overall customer experience. We effectively implemented a new workforce management system resulting in significant cost savings as a percentage of sales. We also further implemented an energy management system in the stores. As part of our efforts to continue to increase productivity, we installed faster data transmission technology in our stores and believe that going forward, we will have additional opportunities to leverage this investment and our other information technology resources to create greater efficiencies in our retail store operations.

        Our fourth priority is to strengthen and expand Dollar General's culture of serving others. For customers this means helping them "Save time. Save money. Every day!" by providing clean, well-stocked stores with quality products at low prices. For employees, this means creating an environment that attracts and retains key employees throughout the organization. For the public, this means giving back to our store communities through our charitable and other efforts. In 2011, we donated approximately $2.4 million through our corporate charitable giving program. For shareholders, this means meeting their expectations of an efficiently and profitably run organization that operates with compassion and integrity.

        Our continued focus on these four priorities resulted in improved 2011 financial performance over the prior year as follows. Note that fiscal 2011 consisted of 53 weeks while fiscal 2010 consisted of 52 weeks. Basis points, as referred to below, are equal to 0.01 percent of total sales.

  •
  Total sales in 2011 (53 weeks) increased 13.6% over 2010. Sales in same-stores increased 6.0%, with increases in both customer traffic and average transaction amount. Consumables, most notably food, drove 85% of the total increase in sales. Average sales per square foot in 2011 were $213 (including a $4 contribution from the 53rd week), up from $201 in 2010.

  •
  Operating profit increased 17.0% to $1.49 billion, or 10.1% of sales, compared to $1.27 billion, or 9.8% of sales in 2010. The improvement in our operating profit rate was attributable to a 61 basis-point reduction of SG&A offset by a 31 basis-point contraction of our gross profit rate.

  •
  The improvement in SG&A, as a percentage of sales, was due in large part to increased sales (including the 53rd week) and improved utilization of store labor. For other factors, see the detailed discussion that follows.

  •
  We are pleased with our ability to manage our gross profit rate in a period of significant commodity cost increases and related LIFO charges, high fuel costs and limited discretionary spending by our core customers. Our gross profit rate was also affected by numerous factors including a decrease in our mix of non-consumables and higher markdowns.

  •
  Interest expense decreased by $69 million in 2011 to $205 million, primarily as the result of lower average outstanding long-term obligations. In 2011, we repurchased the remaining balance of our 10.625% senior notes, resulting in a non-operating charge of $60 million. Total long-term obligations of $2.62 billion as of February 3, 2012 were $670 million less than in the prior year.

  •
  We reported net income of $767 million, or $2.22 per diluted share, for fiscal 2011, compared to net income of $628 million, or $1.82 per diluted share, for fiscal 2010.

  •
  We generated approximately $1.05 billion of cash flows from operating activities in 2011, an increase of over 27 percent compared to 2010. Cash flow was primarily utilized to support our capital expenditures, repurchase long-term obligations, and repurchase our common stock.

  •
  During 2011, we opened 625 new stores, remodeled or relocated 575 stores, and closed 60 stores. Included in these totals are 12 new and 25 remodeled Dollar General Market stores.

        As discussed in more detail below, in recent years, we have generated significant cash flows from operating activities. We have used a portion of these cash flows to pay down debt and to invest in new store growth through our traditional leased stores. In the second half of 2010 we made a strategic decision to purchase certain of our leased stores and continued to purchase some stores in 2011. We believe that the current environment in the real estate markets provides an opportunity to make these investments at levels which are expected to result in favorable returns and positively impact our operating results.

        In 2012, we plan to continue to focus on our four key operating priorities. We will continue to refine and improve our store standards in order to increase sales, focusing on achieving a consistent look and feel across the chain. Continued progress on improving our merchandise in-stock position is an important element in improving overall customer service and increasing sales. As part of our category management program, we plan to expand our refrigerated food offerings, further expand our private brand consumables and increase the number of $1.00 price point items in our stores. With regard to non-consumables, we plan to further improve the quality and appeal of our seasonal, home and apparel merchandise, and to continue to offer the items our customers want and need most frequently. We will continue our focused shrink reduction efforts by employing our exception reporting tools and enhanced shrink optimization processes. We will also continue to pursue global opportunities to directly source a larger portion of our products, with the potential for significant savings to current costs.

        With regard to leveraging information technology and process improvements to reduce costs, we will continue to focus on making improvements that benefit our merchandising and operations efforts, including further implementation of a new supply chain/procurement system which we anticipate will produce benefits in 2013 and beyond, as well as enhanced pricing and markdown capabilities, merchandise selection and allocation procedures. We expect to gain further efficiencies with additional utilization of our workforce management systems and high speed data transmission capabilities.

        Finally, we are pleased with the performance of our 2011 new stores, remodels and relocations, and in 2012 we plan to open 625 new stores and remodel or relocate an additional 550 stores. Included in our 2012 new store growth plans are 40 new Dollar General Market stores and we also intend to continue tests of a larger format traditional store with additional coolers and freezers in several markets.

        In the first half of 2011, we utilized cash flow from operations and borrowings under our revolving credit agreement to repurchase the $864 million remaining balance of our outstanding 10.625% Senior Notes, reducing our interest expense and strengthening our financial position. Then, in December 2011, we repurchased approximately 4.9 million shares of our outstanding common stock for $185 million. In 2012, we plan to refinance the remaining $451 million of our 11.875%/12.625% outstanding Senior Subordinated Notes further reducing interest expense. In addition, we plan to repurchase additional shares of our common stock under our current authorization with a remaining balance of $315 million.

        Key Financial Metrics.    We have identified the following as our most critical financial metrics for 2011:

  •
  Same-store sales growth;

  •
  Sales per square foot;

  •
  Gross profit, as a percentage of sales;

  •
  Selling, general and administrative expenses, as a percentage of sales;

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

Results of Operations

        Accounting Periods.    The following text contains references to years 2011, 2010 and 2009, which represent fiscal years ended February 3, 2012, January 28, 2011 and January 29, 2010, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal year 2011 was a 53-week accounting period and fiscal years 2010 and 2009 were 52-week accounting periods.

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

        The following table contains results of operations data for fiscal years 2011, 2010 and 2009, and the dollar and percentage variances among those years.

				2011 vs. 2010		2010 vs. 2009
(amounts in millions, except per share amounts)	2011	2010	2009	Amount Change	% Change	Amount Change	% Change
Net sales by category:
Consumables	$10,833.7	$9,332.1	$8,356.4	$1,501.6	16.1%	$975.7	11.7%
% of net sales	73.17%	71.59%	70.84%
Seasonal	2,051.1	1,887.9	1,711.5	163.2	8.6	176.4	10.3
% of net sales	13.85%	14.48%	14.51%
Home products	1,005.2	917.6	869.8	87.6	9.5	47.9	5.5
% of net sales	6.79%	7.04%	7.37%
Apparel	917.1	897.3	858.8	19.8	2.2	38.6	4.5
% of net sales	6.19%	6.88%	7.28%

Net sales	$14,807.2	$13,035.0	$11,796.4	$1,772.2	13.6%	$1,238.6	10.5%
Cost of goods sold	10,109.3	8,858.4	8,106.5	1,250.8	14.1	751.9	9.3
% of net sales	68.27%	67.96%	68.72%

Gross profit	4,697.9	4,176.6	3,689.9	521.4	12.5	486.7	13.2
% of net sales	31.73%	32.04%	31.28%
Selling, general and administrative expenses	3,207.1	2,902.5	2,736.6	304.6	10.5	165.9	6.1
% of net sales	21.66%	22.27%	23.20%

Operating profit	1,490.8	1,274.1	953.3	216.7	17.0	320.8	33.7
% of net sales	10.07%	9.77%	8.08%
Interest income	(0.1)	(0.2)	(0.1)	0.1	(58.6)	(0.1)	52.8
% of net sales	(0.00)%	(0.00)%	(0.00)%
Interest expense	205.0	274.2	345.7	(69.2)	(25.2)	(71.5)	(20.7)
% of net sales	1.38%	2.10%	2.93%
Other (income) expense	60.6	15.1	55.5	45.5	301.4	(40.4)	(72.8)
% of net sales	0.41%	0.12%	0.47%

Income before income taxes	1,225.3	985.0	552.1	240.3	24.4	432.9	78.4
% of net sales	8.27%	7.56%	4.68%
Income taxes	458.6	357.1	212.7	101.5	28.4	144.4	67.9
% of net sales	3.10%	2.74%	1.80%

Net income	$766.7	$627.9	$339.4	$138.8	22.1%	$288.4	85.0%
% of net sales	5.18%	4.82%	2.88%

Diluted earnings per share	$2.22	$1.82	$1.04	$0.40	22.0%	$0.78	75.0%

        Net Sales.    The net sales increase in 2011 reflects a same-store sales increase of 6.0% compared to 2010. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For 2011, there were 9,254 same-stores which accounted for sales of $13.63 billion. Same-store sales increases are calculated based on the comparable calendar weeks in the prior year. Accordingly, the same store sales percentage for 2011 discussed above excludes sales from the 53rd week as there was no comparable week in 2010. Net sales for the 53rd week of 2011 totaled $289.3 million. The remainder of the increase in sales in 2011 was attributable to new stores, partially offset by sales from closed stores. The increase in sales reflects increased customer traffic and average transaction amounts, which is the result of the continued refinement of our merchandise offerings, the optimization of our category management processes, further improvement in store standards, and an increase in sales prices resulting primarily from passing through certain cost increases and increased utilization of square footage in our stores. Increases in sales of consumables outpaced our non-consumables, with sales of packaged foods, snacks, beverages and perishables, contributing the majority of the increase throughout the year.

        The net sales increase in 2010 reflects a same-store sales increase of 4.9% compared to 2009. For 2010, there were 8,712 same-stores which accounted for sales of $12.23 billion. The remainder of the increase in sales in 2010 was attributable to new stores, partially offset by sales from closed stores. The increase in sales reflects the refinement of our merchandise offerings, improvements in our category management processes and store standards, and increased utilization of square footage in our stores.

        Of our four major merchandise categories, the consumables category, which generally has a lower gross profit rate than the other three categories, has grown most significantly over the past several years. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate. Maintaining an appropriate sales mix is an integral part of achieving our gross profit and sales goals. Both the number of customer transactions and average transaction amount increased in 2011 and 2010, and we believe that our stores have benefited to some degree from attracting new customers who are seeking value as a result of the challenging macroeconomic environment in recent years.

        Gross Profit.    The gross profit rate as a percentage of sales was 31.7% in 2011 compared to 32.0% in 2010, a decline of 31 basis points. Consumables, which generally have lower markups than non-consumables, represented a greater percentage of sales in 2011 than in 2010. Our purchase costs increased primarily due to increased commodity costs. In addition, we incurred higher markdowns and our transportation costs were impacted by higher fuel rates in 2011. Our LIFO provision increased to $47.7 million in 2011 compared to $5.3 million in 2010. In 2011, our mix of home and apparel merchandise decreased as percentage of sales and the gross profit rate within these categories decreased due, in part, to higher markdowns. Although we saw improvement in the home category in the latter part of 2011, we believe the economic environment continues to impede our ability to grow sales in discretionary areas such as this. Factors positively affecting gross profit include the selective price increases noted above as well as lower inventory shrinkage and distribution center costs, as a percentage of sales.

        The gross profit rate as a percentage of sales was 32.0% in 2010 compared to 31.3% in 2009. Factors contributing to the increase in the 2010 gross profit rate include increased markups resulting primarily from higher purchase markups, partially offset by increased markdowns, as well as our category management efforts and increased sales volumes which have contributed to our ability to reduce purchase costs from our vendors. Our merchandising team continues to work closely with our vendors to provide quality merchandise at value prices to meet our customers' demands. In 2010 we recorded a LIFO provision of $5.3 million, reflecting an increase in certain merchandise costs, the most significant of which occurred in the 2010 fourth quarter, compared to a LIFO benefit of $2.5 million in 2009.

        SG&A Expense.    SG&A expense was 21.7% as a percentage of sales in 2011 compared to 22.3% in 2010, an improvement of 61 basis points reflecting the favorable impact of the 13.6% increase in sales. In addition, retail labor expense increased at a rate lower than our increase in sales, partially due to the rollout of our workforce management system. A decrease in incentive compensation driven by more aggressive bonus targets, and various cost reduction efforts affecting rent, benefits, electricity and other power costs, among other expenses, also contributed to the overall decrease in SG&A as a percentage of sales. Costs that increased at a rate higher than our increase in sales included those associated with our high speed store data network discussed above, depreciation and amortization expense and fees associated with the increased use of debit cards. Depreciation and amortization increases were primarily due to investments in the store data network and store properties purchased. SG&A in 2011 includes expenses totaling $13.1 million for payments and accruals related to the settlement and expected settlement of two legal matters. SG&A in 2011 and 2010 includes expenses totaling $11.1 million and $19.7 million, respectively, for expenses (primarily share-based compensation) incurred in connection with secondary offerings of our common stock.

        SG&A expense was 22.3% as a percentage of sales in 2010 compared to 23.2% in 2009, an improvement of 93 basis points. Decreases in incentive compensation, the cost of health benefits, consulting fees and severance costs contributed to the overall decrease in SG&A as a percentage of sales, as did other cost reduction and productivity initiatives. Other costs increasing at a rate lower than our 10.5% increase in sales include utilities, which reflect lower waste management costs resulting from our recycling efforts, as well as repairs and maintenance. Our increased sales levels in 2010 also favorably impacted SG&A, as a percentage of sales. Debit card fees increased at a higher rate than the increase in sales, primarily as a result of increased usage as a percentage of total transactions. As noted above, SG&A in 2010 included expenses (primarily share-based compensation) totaling $19.7 million, relating to two secondary offerings of our common stock. SG&A in 2009 included expenses totaling $68.3 million, or 58 basis points, including $58.8 million relating to the termination of an advisory agreement among us, KKR and Goldman, Sachs & Co. and $9.4 million resulting from the acceleration of certain equity based compensation related to the completion of our initial public offering.

        Interest Expense.    The decrease in interest expense in 2011 compared to 2010 was primarily the result of lower average outstanding long-term obligations and lower average interest rates due to the redemption of our Senior Notes with cash and borrowings under our revolving credit facility in the first half of 2011 and lower all-in interest rates on our term loan, primarily due to reduced notional amounts on our interest rate swaps.

        The decrease in interest expense in 2010 compared to 2009 was primarily the result of lower average outstanding long-term obligations and lower all-in interest rates on our term loan, also primarily due to reduced notional amounts on our interest rate swaps.

        We had outstanding variable-rate debt of $1.63 billion and $0.93 billion as of February 3, 2012 and January 28, 2011, respectively, after taking into consideration the impact of interest rate swaps. The remainder of our outstanding indebtedness at February 3, 2012 and January 28, 2011 was fixed rate debt.

        See the detailed discussion under "Liquidity and Capital Resources" regarding indebtedness incurred to finance our 2007 merger along with subsequent repurchases of various long-term obligations and the related effect on interest expense in the periods presented.

        Other (Income) Expense.    In 2011, we recorded pretax losses of $60.3 million resulting from repurchases of $864.3 million aggregate principal amount of our Senior Notes plus accrued and unpaid interest.

        In 2010, we recorded pretax losses of $14.7 million resulting from the repurchase in the open market of $115.0 million aggregate principal amount of our Senior Notes plus accrued and unpaid interest.

        In 2009, we recorded charges totaling $55.5 million, which primarily represents losses on debt retirement totaling $55.3 million, and which also includes expenses of $0.6 million related to hedge ineffectiveness on certain of our interest rate swaps.

        Income Taxes.    The effective income tax rates for 2011, 2010, and 2009 were expenses of 37.4%, 36.3%, and 38.5%, respectively.

        The 2011 effective tax rate of 37.4% was greater than the statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2011 effective rate was greater than the 2010 rate of 36.3% primarily due to the effective resolution of various examinations by the taxing authorities in 2010 that did not reoccur, to the same extent, in 2011. These factors resulted in rate increases in 2011, as compared to 2010, associated with state income taxes and income tax related interest expense. Increases in federal jobs related tax credits, primarily due to the Hire Act's Retention Credit, reduced the effective rate in 2011 as compared to 2010. The Retention Credit was only effective for 2011. Other provisions authorizing various federal jobs credits (primarily the Work Opportunity Tax Credit or WOTC) that we receive have generally expired for employees hired after December 31, 2011. Barring re-enactment of these credits by Congress, the benefit realized by the company associated with jobs credits in 2012 will be significantly lower than the benefit realized in 2011, thereby increasing the 2012 effective rate. We anticipate that the combined lapse of the Retention Credit and the expiration of the other jobs credits (WOTC) will increase our 2012 effective rate by approximately 1.0% as compared to the 2011 rate.

        The 2010 effective tax rate of 36.3% was greater than the statutory tax rate of 35%, also due primarily to the inclusion of state income taxes in the total effective tax rate. The 2010 effective rate was less than the 2009 rate due principally to reductions in state income tax expense, income tax related interest expense and other expense items. The 2010 effective resolution of various examinations by the taxing authorities, when combined with unfavorable examination results in 2009, resulted in a decrease in the year-to-year state income tax expense rate. This decrease in state income tax expense was partially offset by an increase in state income tax expense due to a shift in income to companies within the group that have a higher effective state income tax rate. In addition, decreases also occurred due to favorable outcomes in 2010 associated with reductions in income tax related interest accruals and income tax related penalty accruals due to favorable income tax examination results, the completion of a federal income tax examination, and reductions in expense associated with uncertain tax benefit accruals.

        The 2009 effective tax rate of 38.5% was greater than the statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate.

Off Balance Sheet Arrangements

        The entities involved in ownership structure underlying the leases for three of our distribution centers meet the accounting definition of a Variable Interest Entity ("VIE"). One of these distribution centers has been recorded as a financing obligation whereby its property and equipment are reflected in our consolidated balance sheets. The land and buildings of the other two distribution centers have been recorded as operating leases. We are not the primary beneficiary of these VIEs and, accordingly, have not included these entities in our consolidated financial statements. Other than the foregoing, we are not party to any off balance sheet arrangements.

Effects of Inflation

        In 2011, we experienced increased commodity cost pressures mainly related to food, housewares and apparel products which were driven by increases in cotton, sugar, coffee, groundnut, resin, petroleum and other raw material commodity costs. We believe that our ability to selectively increase selling prices in response to cost increases partially mitigated the effect of these cost increases on our overall results of operations. We experienced little or no overall product cost inflation in 2010 and 2009.

Liquidity and Capital Resources

Current Financial Condition

        During the past three years, we have generated an aggregate of approximately $2.55 billion in cash flows from operating activities. During that period, we expanded the number of stores we operate by 1,575, or approximately 19%, remodeled or relocated 1,529 stores, or approximately 15% of stores we operated as of February 3, 2012, and incurred approximately $1.19 billion in capital expenditures. We made certain strategic decisions which slowed our store growth for a period prior to 2009, but we reaccelerated store growth beginning in 2009 and currently plan to continue that strategy in 2012 and for the foreseeable future.

        At February 3, 2012, we had total outstanding debt (including the current portion of long-term obligations) of $2.62 billion, which includes our senior secured asset-based revolving credit facility ("ABL Facility" and, together with the Term Loan Facility, the "Credit Facilities"), and senior subordinated notes, all of which are described in greater detail below. We had $807.9 million available for borrowing under the ABL Facility at February 3, 2012. Our liquidity needs are significant, primarily due to our debt service and other obligations. Our substantial debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry or to pursue our growth strategy, expose us to interest rate risk to the extent of our variable rate debt, and increase the difficulty of our ability to make payments on our outstanding debt securities.

        We believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities (described in greater detail below), will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

        The ABL Facility was amended and restated on March 15, 2012 as discussed below under "Recent Developments."

Credit Facilities

        Overview.    The Credit Facilities consist of the $1.964 billion Term Loan Facility and the ABL Facility which was recently amended to a maximum of $1.2 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

        Interest Rates and Fees.    Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings under the Term Loan Facility is 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings. The interest rate for borrowings under the Term Loan Facility was 3.1% (without giving effect to the market rate swaps discussed below) as of February 3, 2012.

        The current interest rate for the amended ABL Facility is described below under "Recent Developments." As of February 3, 2012, the applicable margin for borrowings under the ABL Facility (except for the last out tranche) was 1.50% for LIBOR borrowings and 0.50% for base-rate borrowings, the applicable margin for the last out borrowings was 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings and the commitment fee to the lenders for any unutilized commitments was 0.375% per annum. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" below for a discussion of our use of interest rate swaps to manage our interest rate risk.

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

  •
  make investments or acquisitions;

  •
  repay or repurchase subordinated indebtedness, including the Senior Subordinated Notes discussed below;

  •
  amend material agreements governing our subordinated indebtedness, including the Senior Subordinated Notes discussed below;

  •
  change our lines of business.

        The senior secured credit agreements also contain certain customary affirmative covenants and events of default.

        At February 3, 2012, we had the following amounts outstanding under our ABL Facility: borrowings of $184.7 million; standby letters of credit of $21.7 million; and commercial letters of credit of $16.7 million.

Senior Notes due 2015 and Senior Subordinated Toggle Notes due 2017

        Overview.    On April 29, 2011, we repurchased in the open market $25.0 million outstanding aggregate principal amount of our 10.625% senior notes due 2015 (the "Senior Notes") at a redemption price of 107.0% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $2.2 million. On July 15, 2011, we redeemed the remaining $839.3 million outstanding aggregate principal amount of the Senior Notes (which had been scheduled to mature on July 15, 2015) at a redemption price of 105.313% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $58.1 million. The redemption was effected in accordance with the indenture dated as of July 6, 2007 governing the Senior Notes pursuant to a notice dated May 31, 2011. The pretax losses on these transactions are reflected in Other (income) expense in our consolidated statement of income for 2011. We funded the redemption price for the Senior Notes with cash on hand and borrowings under the ABL Facility. The redemption is a significant factor in the reduction of our cash balances at February 3, 2012 compared to the prior year end.

        As of February 3, 2012, we had $450.7 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the "Senior Subordinated Notes") outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the "senior subordinated indenture").

        Interest on the Senior Subordinated Notes is payable on January 15 and July 15 of each year. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum. An option to pay interest by increasing the principal amount of the Senior Subordinated Notes or issuing new Senior Subordinated Notes ("PIK interest") instead of paying cash interest expired in 2011. As a result, all interest on the Senior Subordinated Notes has been paid or will be payable in cash.

        The Senior Subordinated Notes are fully and unconditionally guaranteed by each of the existing and future direct or indirect wholly owned domestic subsidiaries that guarantee the obligations under our Credit Facilities.

        We intend to redeem some or all of the Senior Subordinated Notes near the first scheduled call date in July 2012. We may redeem some or all of the Senior Subordinated Notes at any time at redemption prices described or set forth in the senior subordinated indenture. We also may seek, from time to time, to retire some or all of the Senior Subordinated Notes through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        Change of Control.    Upon the occurrence of a change of control, which is defined in the senior subordinated indenture, each holder of the Senior Subordinated Notes has the right to require us to repurchase some or all of such holder's Senior Subordinated Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

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

Adjusted EBITDA

        Under the agreements governing the Credit Facilities and the senior subordinated indenture, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of February 3, 2012, this ratio was 1.1 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principles plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

        The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	Year Ended
(in millions)	February 3, 2012	January 28, 2011
Net income	$766.7	$627.9
Add (subtract):
Interest income	(0.1)	(0.2)
Interest expense	205.0	274.1
Depreciation and amortization	264.1	242.3
Income taxes	458.6	357.1

EBITDA	1,694.3	1,501.2

Adjustments:
Loss on debt retirements	60.3	14.6
Loss on hedging instruments	0.4	0.4
Advisory and consulting fees to affiliates	—	0.1
Non-cash expense for share-based awards	15.3	16.0
Litigation settlement and related costs, net	13.1	—
Indirect merger-related costs	0.9	1.3
Other non-cash charges (including LIFO)	53.3	11.5

Total Adjustments	143.3	43.9

Adjusted EBITDA	$1,837.6	$1,545.1

Interest Rate Swaps

        We use interest rate swaps to minimize the risk of adverse changes in interest rates. These swaps are intended to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. At February 3, 2012, we had interest rate swaps with a total notional amount of approximately $533.3 million. For more information see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" below.

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

        As of February 3, 2012, the net credit valuation adjustments reduced the settlement values of our derivative liabilities by $0.1 million. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments. When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors we deemed to be immaterial as of February 3, 2012.

Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments as of February 3, 2012 (in thousands):

	Payments Due by Period
Contractual obligations	Total	1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$2,613,392	$—	$2,148,200	$305	$464,887
Capital lease obligations	5,089	590	607	767	3,125
Interest(a)	493,388	138,572	221,100	107,669	26,047
Self-insurance liabilities(b)	219,965	79,752	90,883	31,597	17,733
Operating leases(c)	3,660,001	537,842	938,286	704,205	1,479,668

Subtotal	$6,991,835	$756,756	$3,399,076	$844,543	$1,991,460

	Commitments Expiring by Period
Commercial commitments(d)	Total	1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$16,710	$16,710	$—	$—	$—
Purchase obligations(e)	725,202	723,665	1,537	—	—

Subtotal	$741,912	$740,375	$1,537	$—	$—

Total contractual obligations and commercial commitments(f)	$7,733,747	$1,497,131	$3,400,613	$844,543	$1,991,460

(a)
Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using 2011 year end rates. Variable rate long-term debt includes the balance of the senior secured asset-based revolving credit facility of $184.7 million, the balance of our tax increment financing of $14.5 million, and $1.430 billion of the senior secured term loan facility net of the effect of interest rate swaps.

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

(f)
We have potential payment obligations associated with uncertain tax positions that are not reflected in these totals. We anticipate that approximately $0.3 million of such amounts will be paid in the coming year. We are currently unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities for our remaining $41.1 million of reserves for uncertain tax positions.

Recent Developments

        On March 15, 2012, the ABL Facility was amended and restated. The maturity date was extended from July 6, 2013 to July 6, 2014 and the total commitment was increased from $1.031 billion to $1.2 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans. The amount available under the ABL Facility (including letters of credit) shall not exceed the borrowing base which equals the sum of (i) 90% of the net orderly liquidation value of all our eligible inventory and that of each guarantor thereunder and (ii) 90% of all our accounts receivable and credit/debit card receivables and that of each guarantor thereunder, in each case, subject to customary reserves and eligibility criteria.

        The initial applicable margin for all borrowings under the ABL Facility is 1.75% for LIBOR borrowings and 0.75% for base-rate borrowings. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments, initially at a rate of 0.375% per annum. The applicable margins for borrowings and the commitment fees under the ABL Facility are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We also must pay customary letter of credit fees.

        The entire principal amounts (if any) outstanding under the ABL Facility are due and payable in full at maturity, on July 6, 2014, on which day the commitments thereunder will terminate. All obligations and related guarantees under the ABL Facility are secured by the Revolving Facility Collateral, subject to certain exceptions.

        In addition, we recently commenced efforts to amend our Term Loan Facility to extend the maturity of a portion of the Term Loan Facility from 2014 to 2017. There can be no assurance that we will be able to amend the Term Loan Facility on these terms, or at all.

Share Repurchase Program

        On November 30, 2011, our Board of Directors approved a share repurchase program of up to $500 million of outstanding shares of our common stock. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization has no expiration date. As part of this repurchase program, pursuant to a Share Repurchase Agreement between Dollar General and Buck Holdings L.P., dated December 4, 2011, concurrent with the closing of a secondary offering in December 2011, Dollar General purchased 4,915,637 shares of Common Stock from Buck Holdings, L.P. for an aggregate purchase price of $185 million.

Other Considerations

        We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion, common stock repurchases and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, subject to certain limitations found in covenants in our Credit Facilities and in the indenture governing the Senior Subordinated Notes as discussed in more detail above, and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

        Our inventory balance represented approximately 49% of our total assets exclusive of goodwill and other intangible assets as of February 3, 2012. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. As a result, efficient inventory management has been and continues to be an area of focus for us.

        As described in Note 9 to the Consolidated Financial Statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity. As discussed in Note 5 to the Consolidated Financial Statements, we also have certain income tax-related contingencies. Future negative developments could have a material adverse effect on our liquidity.

        In July 2011, Standard & Poor's upgraded our corporate rating to BB+ with a stable outlook, and Moody's raised our corporate rating to Ba2 with a stable outlook. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to obtain financings to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

Cash flows

        Cash flows from operating activities.    A significant component of our increase in cash flows from operating activities in 2011 compared to 2010 was the increase in net income due to increases in sales and gross profit, and lower SG&A expenses as a percentage of sales, as described in more detail above under "Results of Operations." Significant components of the increase in cash flows from operating activities in 2011 compared to 2010 were related to working capital in general and Accrued expenses and other in particular. Items affecting Accrued expenses and other include increased accruals for income tax reserves, increased accruals for legal settlements and taxes exclusive of taxes on income, partially offset by reduced interest accruals. The timing of interest and certain other accruals and the related payments were affected by the 53rd week in 2011. Partially offsetting this increase in cash flows were an increase in income taxes paid in 2011 compared to 2010 due to increased net income and changes in inventory balances, which increased by 14% in 2011 compared to an increase of 16% in 2010. Although we continue to closely monitor our inventory balances, they often fluctuate from period to period and from year to year based on new store openings, the timing of purchases, merchandising initiatives and other factors. Inventory levels in the consumables category increased by $132.3 million, or 13%, in 2011 compared to an increase of $133.9 million, or 16%, in 2010. The seasonal category increased by $27.5 million, or 7%, in 2011 compared to an increase of $55.2 million, or 18%, in 2010. The home products category increased $24.6 million, or 14%, in 2011 compared to an increase of $25.2 million, or 17%, in 2010. The apparel category increased by $59.4 million, or 24%, in 2011 compared to an increase of $32.3 million, or 15%, in 2010.

        A significant component of our increase in cash flows from operating activities in 2010 compared to 2009 was the increase in net income due to increases in sales and gross profit, and lower SG&A expenses as a percentage of sales, as described in more detail above under "Results of Operations." Partially offsetting this increase in cash flows were changes in inventory balances, which increased by 16% in 2010 compared to an increase of 7% in 2009. Inventory levels in the consumables category increased by $133.9 million, or 16%, in 2010 compared to an increase of $111.4 million, or 15%, in 2009. The seasonal category increased by $55.2 million, or 18%, in 2010 compared to an increase of $25.3 million, or 9%, in 2009. The home products category increased $25.2 million, or 17%, in 2010 compared to a decline of $9.1 million, or 6%, in 2009. The apparel category increased by $32.3 million, or 15%, in 2010 compared to a decline of $22.9 million, or 10%, in 2009. In addition, increased net income resulted in an increase in income taxes paid in 2010 compared to 2009. Changes in Accrued expenses and other were affected in part by reductions of income tax reserves and reduced accruals for incentive compensation, partially offset by the timing of payments related to a litigation settlement in prior years and by lower accruals for interest on long-term debt.

        Cash flows from investing activities.    Significant components of property and equipment purchases in 2011 included the following approximate amounts: $120 million for distribution centers, including our newly built center in Alabama; $114 million for new leased stores; $80 million for improvements and upgrades to existing stores; $80 million for stores purchased or built by us; $73 million for remodels and relocations of existing stores; $28 million for systems-related capital projects; and $15 million for transportation-related capital. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2011, we opened 625 new stores and remodeled or relocated 575 stores.

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

        Capital expenditures during 2012 are projected to be in the range of $600-$650 million. We anticipate funding 2012 capital requirements with cash flows from operations, and if necessary, we also have significant availability under our ABL Facility. Approximately 65 percent of projected capital spending is for investment in store growth and development for approximately 625 new stores and for approximately 550 stores to be remodeled or relocated. Capital expenditures are anticipated for the construction of new stores; costs related to new leased stores such as leasehold improvements, fixtures and equipment; the purchase of existing stores; and continued investment in our existing store base. Approximately 15 percent of projected capital spending is for transportation, distribution and special projects; and the remaining 20 percent is for routine and ongoing capital requirements.

        Included in our 2012 new store growth plans are 40 new Dollar General Market stores, some of which we will introduce in new markets, including California and Nevada. We also intend to test a larger format traditional store with additional coolers and freezers in several markets. The Market and larger format traditional stores require higher investments than our traditional stores which can vary depending on numbers of coolers, square feet, type of construction and layout. Because we are testing several different formats, the costs of rolling out these concepts in larger quantities, should we decide to do so, are uncertain at the present time. We plan to undertake these expenditures as part of our efforts to improve our infrastructure and increase our cash generated from operating activities.

        Cash flows from financing activities.    On July 15, 2011, we redeemed $839.3 million aggregate principal amount of our outstanding Senior Notes at total cost of $883.9 million including associated premiums, and on April 29, 2011, we repurchased in the open market $25.0 million aggregate principal amount of Senior Notes at a total cost of $26.8 million including associated premiums. A portion of the July 2011 redemption of Senior Notes was financed by borrowings under the ABL Facility. Net borrowings under the ABL Facility were $184.7 million during 2011. In December 2011, we repurchased 4.9 million outstanding shares from our principal shareholder at a total cost of $185.0 million.

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

        Under accounting standards for goodwill and other intangible assets, we are required to test such assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting unit based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts) and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an "implied fair value" of goodwill. The determination of the implied fair value of goodwill would require us to allocate the estimated fair value of our reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill, which would be compared to its corresponding carrying value.

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

        Impairment of Long-lived Assets.    We review the carrying value of long-lived assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with accounting standards for impairment or disposal of long-lived assets, we review for impairment stores open for approximately two years or more for which recent cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the estimated undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and are difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's estimated fair value. The fair value is estimated based primarily upon projected future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value in accordance with U.S. GAAP. During 2011, 2010 and 2009 we recorded pre-tax impairment charges of $1.0 million, $1.7 million and $5.0 million, respectively, for certain store assets that we deemed to be impaired.

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

        Lease Accounting and Excess Facilities.    Many of our stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10-15 years with multiple renewal options. We also have stores subject to shorter-term leases and many of these leases have renewal options. As of February 3, 2012, approximately 26% of our stores had provisions for contingent rentals based upon a percentage of defined sales volume. We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We recognize rent expense over the term of the lease. We record minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that we take physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and amortized as a reduction to rent expense over the term of the lease. We reflect as a liability any difference between the calculated expense and the amounts actually paid. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

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

        Share-Based Payments.    Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. We believe that this model fairly estimates the value of our share-based awards. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include an estimate of the fair value of our common stock, the term that the options are expected to be outstanding, the historical volatility of our stock price, applicable interest rates and the dividend yield of our stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. Historically, these estimates have not been materially inaccurate; however, if our estimates differ materially from actual experience, we may be required to record additional expense or reductions of expense, which could be material to our future financial results.

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

Interest Rate Risk

        We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. As of February 3, 2012, we had variable rate borrowings of $1.964 billion under our Term Loan Facility and $184.7 million under our ABL Facility. The maximum availability under our ABL Facility was increased to $1.2 billion on March 15, 2012 as described above under "Liquidity and Capital Resources." In order to mitigate a portion of the variable rate interest exposure under the Credit Facilities, we entered into certain interest rate swaps which became effective on July 31, 2007. Pursuant to these swaps, we swapped three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 7.68% on an original notional amount of $2.0 billion originally scheduled to amortize on a quarterly basis until maturity at July 31, 2012.

        In October 2008, a counterparty to one of our 2007 swap agreements defaulted. We terminated this agreement and in November 2008 we subsequently cash settled the swap. Representatives of the counterparty challenged our calculation of the cash settlement, and this matter was settled in 2011 as described in "Legal Proceedings" under Note 9 of the footnotes to the consolidated financial statements. As of February 3, 2012, the notional amount under the remaining 2007 swaps is $233.3 million.

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

        A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Our interest rate swaps qualify for hedge accounting as cash flow hedges. Therefore, changes in market fluctuations related to the effective portion of these cash flow hedges do not impact our pre-tax earnings until the accrued interest is recognized on the derivatives and the associated hedged debt. Based on our variable rate borrowing levels and interest rate swaps outstanding during 2011 and 2010, the annualized effect of a one percentage point change in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $16.3 million in 2011 and $9.3 million in 2010.

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

        We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 3, 2012 and January 28, 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 3, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries at February 3, 2012 and January 28, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar General Corporation and subsidiaries' internal control over financial reporting as of February 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Nashville, Tennessee
March 22, 2012

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 3, 2012	January 28, 2011
ASSETS
Current assets:
Cash and cash equivalents	$126,126	$497,446
Merchandise inventories	2,009,206	1,765,433
Prepaid expenses and other current assets	139,742	104,946

Total current assets	2,275,074	2,367,825

Net property and equipment	1,794,960	1,524,575
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,235,954	1,256,922
Other assets, net	43,943	58,311

Total assets	$9,688,520	$9,546,222

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$590	$1,157
Accounts payable	1,064,087	953,641
Accrued expenses and other	397,075	347,741
Income taxes payable	44,428	25,980
Deferred income taxes	3,722	36,854

Total current liabilities	1,509,902	1,365,373

Long-term obligations	2,617,891	3,287,070
Deferred income taxes	656,996	598,565
Other liabilities	229,149	231,582
Commitments and contingencies
Redeemable common stock	6,087	9,153
Shareholders' equity:
Preferred stock, 1,000 shares authorized	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 338,089 and 341,507 shares issued and outstanding at February 3, 2012 and January 28, 2011, respectively	295,828	298,819
Additional paid-in capital	2,960,940	2,945,024
Retained earnings	1,416,918	830,932
Accumulated other comprehensive loss	(5,191)	(20,296)

Total shareholders' equity	4,668,495	4,054,479

Total liabilities and shareholders' equity	$9,688,520	$9,546,222

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	February 3, 2012	January 28, 2011	January 29, 2010
Net sales	$14,807,188	$13,035,000	$11,796,380
Cost of goods sold	10,109,278	8,858,444	8,106,509

Gross profit	4,697,910	4,176,556	3,689,871
Selling, general and administrative expenses	3,207,106	2,902,491	2,736,613

Operating profit	1,490,804	1,274,065	953,258
Interest income	(91)	(220)	(144)
Interest expense	204,991	274,212	345,744
Other (income) expense	60,615	15,101	55,542

Income before income taxes	1,225,289	984,972	552,116
Income tax expense	458,604	357,115	212,674

Net income	$766,685	$627,857	$339,442

Earnings per share:
Basic	$2.25	$1.84	$1.05
Diluted	$2.22	$1.82	$1.04
Weighted average shares:
Basic	341,234	341,047	322,778
Diluted	345,117	344,800	324,836

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands except per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances, January 30, 2009	317,845	$278,114	$2,489,647	$103,364	$(39,430)	$2,831,695
Comprehensive income:
Net income	—	—	—	339,442	—	339,442
Unrealized net gain on hedged transactions, net of income tax expense of $2,553	—	—	—	—	5,263	5,263

Comprehensive income						344,705
Issuance of common stock	22,700	19,863	421,299	—	—	441,162
Cash dividends, $0.7525 per common share, and related amounts	—	—	—	(239,731)	—	(239,731)
Share-based compensation expense	—	—	15,009	—	—	15,009
Tax benefit from stock option exercises	—	—	3,072	—	—	3,072
Issuance of common stock under stock incentive plans	304	266	2,020	—	—	2,286
Other equity settlements under stock incentive plans	(263)	(230)	(7,670)	—	—	(7,900)

Balances, January 29, 2010	340,586	$298,013	$2,923,377	$203,075	$(34,167)	$3,390,298
Comprehensive income:
Net income	—	—	—	627,857	—	627,857
Unrealized net gain on hedged transactions, net of income tax expense of $9,406	—	—	—	—	13,871	13,871

Comprehensive income						641,728
Share-based compensation expense	—	—	12,805	—	—	12,805
Tax benefit from stock option exercises	—	—	10,110	—	—	10,110
Issuance of common stock under stock incentive plans	93	82	1,943	—	—	2,025
Exercise of stock options	872	763	(8,399)	—	—	(7,636)
Other equity settlements under stock incentive plans	(44)	(39)	5,188	—	—	5,149

Balances, January 28, 2011	341,507	$298,819	$2,945,024	$830,932	$(20,296)	$4,054,479
Comprehensive income:
Net income	—	—	—	766,685	—	766,685
Unrealized net gain on hedged transactions, net of income tax expense of $9,692	—	—	—	—	15,105	15,105

Comprehensive income						781,790
Share-based compensation expense	—	—	15,250	—	—	15,250
Repurchase of common stock from principal shareholder	(4,916)	(4,301)	—	(180,699)	—	(185,000)
Tax benefit from stock option exercises	—	—	27,727	—	—	27,727
Exercise of stock options	1,534	1,342	(28,419)	—	—	(27,077)
Other equity settlements under stock incentive plans	(36)	(32)	1,358	—	—	1,326

Balances, February 3, 2012	338,089	$295,828	$2,960,940	$1,416,918	$(5,191)	$4,668,495

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	February 3, 2012	January 28, 2011	January 29, 2010
Cash flows from operating activities:
Net income	$766,685	$627,857	$339,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,408	254,927	256,771
Deferred income taxes	10,232	50,985	14,860
Tax benefit of stock options	(33,102)	(13,905)	(5,390)
Loss on debt retirement, net	60,303	14,576	55,265
Noncash share-based compensation	15,250	15,956	17,295
Noncash inventory adjustments and asset impairments	48,673	7,607	647
Other noncash gains and losses	5,517	5,942	7,920
Change in operating assets and liabilities:
Merchandise inventories	(291,492)	(251,809)	(100,248)
Prepaid expenses and other current assets	(34,554)	(10,157)	(7,298)
Accounts payable	104,442	123,424	106,049
Accrued expenses and other liabilities	71,763	(42,428)	(12,643)
Income taxes	51,550	42,903	1,153
Other	(195)	(1,194)	(1,000)

Net cash provided by operating activities	1,050,480	824,684	672,823

Cash flows from investing activities:
Purchases of property and equipment	(514,861)	(420,395)	(250,747)
Proceeds from sales of property and equipment	1,026	1,448	2,701

Net cash used in investing activities	(513,835)	(418,947)	(248,046)

Cash flows from financing activities:
Issuance of common stock	177	631	443,753
Repayments of long-term obligations	(911,951)	(131,180)	(784,180)
Borrowings under revolving credit facility	1,157,800	—	—
Repayments of borrowings under revolving credit facility	(973,100)	—	—
Repurchase of common stock from principal shareholder	(185,000)	—	—
Payment of cash dividends and related amounts	—	—	(239,731)
Equity settlements with employees, net of taxes paid	(28,993)	(13,723)	(5,928)
Tax benefit of stock options	33,102	13,905	5,390

Net cash used in financing activities	(907,965)	(130,367)	(580,696)

Net increase (decrease) in cash and cash equivalents	(371,320)	275,370	(155,919)
Cash and cash equivalents, beginning of year	497,446	222,076	377,995

Cash and cash equivalents, end of year	$126,126	$497,446	$222,076

Supplemental cash flow information:
Cash paid for:
Interest	$209,351	$244,752	$328,433
Income taxes	382,294	314,123	187,983
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$35,662	$29,658	$30,393

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and accounting policies

Basis of presentation

        These notes contain references to the years 2011, 2010 and 2009, which represent fiscal years ended February 3, 2012, January 28, 2011, and January 29, 2010, respectively. 2011 was a 53-week accounting period while 2010 and 2009 were 52-week accounting periods. The Company's fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

Business description

        The Company sells general merchandise on a retail basis through 9,937 stores (as of February 3, 2012) in 38 states covering most of the southern, southwestern, midwestern and eastern United States. The Company owns distribution centers ("DCs") in Scottsville, Kentucky; South Boston, Virginia; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina and Marion, Indiana, and leases DCs in Ardmore, Oklahoma; Fulton, Missouri and Indianola, Mississippi. At February 3, 2012, the Company has a DC under construction in Bessemer, Alabama which it will own and has leased space for a DC in Lebec, California, neither of which were operational at that date.

        The Company purchases its merchandise from a wide variety of suppliers. Approximately 8% and 7% of the Company's purchases in 2011 were made from the Company's largest and second largest suppliers, respectively.

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

        Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $38.7 million and $26.1 million at February 3, 2012 and January 28, 2011, respectively.

        The Company's cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding but unpresented checks totaling approximately $148.3 million and $153.6 million at February 3, 2012 and January 28, 2011, respectively, have been included in Accounts payable in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or the Company's credit facilities.

        At February 3, 2012, the Company maintained cash balances to meet a $20 million minimum threshold set by insurance regulators, as further described below under "Insurance liabilities."

Investments in debt and equity securities

        The Company accounts for investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. Debt securities

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

categorized as held-to-maturity are stated at amortized cost. Debt and equity securities categorized as available-for-sale are stated at fair value, with any unrealized gains and losses, net of deferred income taxes, reported as a component of Accumulated other comprehensive loss. Trading securities (primarily mutual funds held pursuant to deferred compensation and supplemental retirement plans, as further discussed below in Notes 7 and 10) are stated at fair value, with changes in fair value recorded as a component of Selling, general and administrative ("SG&A") expense. Historical cost information pertaining to these investments in mutual funds by participants in the Company's supplemental retirement and compensation deferral plans is not readily available to the Company.

        For the years ended February 3, 2012, January 28, 2011 and January 29, 2010, gross realized gains and losses on the sales of available-for-sale securities were not material. The cost of securities sold is based upon the specific identification method.

Merchandise inventories

        Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out ("LIFO") method as this method results in a better matching of costs and revenues. Under the Company's retail inventory method ("RIM"), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales at a department level. Costs directly associated with warehousing and distribution are capitalized into inventory. The excess of current cost over LIFO cost was approximately $100.5 million and $52.8 million at February 3, 2012 and January 28, 2011, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision of $47.7 million in 2011, a LIFO provision of $5.3 million in 2010, and a LIFO benefit of $2.5 million in 2009.

        The 2011 LIFO provision was impacted by increased commodity costs related to food, housewares and apparel products which were driven by increases in cotton, sugar, coffee, groundnut, resin, petroleum and other raw material commodity costs. These product costs were relatively stable in 2010 and 2009.

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

Prepaid expenses and other current assets

        Prepaid expenses and other current assets include prepaid amounts for rent, maintenance, advertising, and insurance, as well as amounts receivable for insurance related to a litigation settlement discussed in greater detail in Note 9, and certain vendor rebates (primarily those expected to be collected in cash) and coupons.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Property and equipment

        In 2007, as the result of a merger transaction, the Company's property and equipment was recorded at estimated fair values. Property and equipment acquired subsequent to the merger has been recorded at cost. The Company's property and equipment is summarized as follows:

(In thousands)	February 3, 2012	January 28, 2011
Land and land improvements	$204,562	$174,439
Buildings	622,849	575,305
Leasehold improvements	213,852	173,836
Furniture, fixtures and equipment	1,500,268	1,235,756
Construction in progress	139,454	17,933

	2,680,985	2,177,269
Less accumulated depreciation and amortization	886,025	652,694

Net property and equipment	$1,794,960	$1,524,575

        The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives (in years):

Land improvements	20
Buildings	39 - 40
Leasehold improvements	(a)
Furniture, fixtures and equipment	3 - 10

(a)
amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset

        Depreciation expense related to property and equipment was approximately $243.7 million, $215.7 million and $201.1 million for 2011, 2010 and 2009. Amortization of capital lease assets is included in depreciation expense. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $1.5 million were capitalized in 2011. No interest costs were capitalized in 2010 or 2009.

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

        The Company recorded impairment charges included in SG&A expense of approximately $1.0 million in 2011, $1.7 million in 2010 and $5.0 million in 2009, to reduce the carrying value of certain of its stores' assets. Such action was deemed necessary based on the Company's evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in negative current and projected future cash flows at these locations.

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

Other assets

        Non-current Other assets consist primarily of qualifying prepaid expenses, debt issuance costs which are amortized over the life of the related obligations, deferred compensation obligations, and utility and security deposits.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Accrued expenses and other liabilities

        Accrued expenses and other consist of the following:

(In thousands)	February 3, 2012	January 28, 2011
Compensation and benefits	$76,989	$81,786
Insurance	78,235	76,372
Taxes (other than taxes on income)	107,953	74,900
Other	133,898	114,683

	$397,075	$347,741

        Other accrued expenses primarily include the current portion of liabilities for legal settlements, freight expense, contingent rent expense, interest, utilities, derivatives, and common area and other maintenance charges.

Insurance liabilities

        The Company retains a significant portion of risk for its workers' compensation, employee health, general liability, property and automobile claim exposures. Accordingly, provisions are made for the Company's estimates of such risks. The undiscounted future claim costs for the workers' compensation, general liability, and health claim risks are derived using actuarial methods. To the extent that subsequent claim costs vary from those estimates, future results of operations will be affected. Ashley River Insurance Company ("ARIC"), a South Carolina-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers' compensation and non-property general liability exposures. Pursuant to South Carolina insurance regulations, ARIC is required to maintain certain levels of cash and cash equivalents related to its self insured exposures. ARIC currently insures no unrelated third-party risk.

        As a result of a merger transaction, in 2007 the Company recorded its assumed self-insurance reserves at their present value in accordance with applicable accounting standards, using a discount rate of 5.4%. The balance of the remaining discount was $3.3 million and $4.8 million at February 3, 2012 and January 28, 2011, respectively. Other than for reserves assumed in a business combination, the Company's policy is to record self-insurance reserves on an undiscounted basis.

Operating leases and related liabilities

        Rent expense is recognized over the term of the lease. The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. Any difference between the calculated expense and the amounts actually paid are reflected as a liability, with the current portion in Accrued expenses and other and the

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $31.3 million and $23.2 million at February 3, 2012 and January 28, 2011, respectively.

        The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable, in accordance with applicable accounting standards for contingent rent. The amount expensed but not paid as of February 3, 2012 and January 28, 2011 was approximately $9.4 million and $9.2 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets (See Note 9).

        In the normal course of business, based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Generally, for store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the date the store is closed in accordance with applicable accounting standards for costs associated with exit or disposal activities. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. Liabilities are reviewed periodically and adjusted when necessary. The current portion of the closed store rent liability is reflected in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $4.9 million and $7.0 million at February 3, 2012 and January 28, 2011, respectively.

Other liabilities

        Non-current Other liabilities consist of the following:

(In thousands)	February 3, 2012	January 28, 2011
Compensation and benefits	$17,570	$14,531
Insurance	137,891	131,912
Income tax related reserves	41,130	27,255
Derivatives (see Note 8)	—	34,923
Other	32,558	22,961

	$229,149	$231,582

        Amounts reflected as "other" in the table above consist primarily of deferred rent and lease contract termination liabilities for closed stores.

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

        Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

        The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. However, the CVAs associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of February 3, 2012, the Company has assessed the significance of the impact of the CVAs on the overall valuation of its derivative positions and has determined that the CVAs are not significant to the overall valuation of its derivatives. Based on the Company's review of the CVAs by counterparty portfolio, the Company has determined that the CVAs are not significant to the overall portfolio valuations, as the CVAs are deemed to be immaterial in terms of basis points and are a very small percentage of the aggregate notional value. Although some of the CVAs as a percentage of termination value appear to be more significant, primary emphasis was placed on a review of the CVA in basis points and the percentage of the notional value. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

        The Company's derivative financial instruments, in the form of interest rate swaps at February 3, 2012, are related to variable interest rate risk exposures associated with the Company's long-term debt and were entered into in an effort to manage that risk. The counterparties to the Company's derivative agreements are all major international financial institutions. The Company continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.

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

        The Company recognizes gift card sales revenue at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards was approximately $2.9 million and $2.4 million at February 3, 2012 and January 28, 2011, respectively, and is recorded in Accrued expenses and other liabilities. Through February 3, 2012, the Company has not recorded any breakage income related to its gift card program.

Advertising costs

        Advertising costs are expensed upon performance, "first showing" or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $50.4 million, $46.9 million and $41.5 million in 2011, 2010 and 2009, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in-store signage, and costs associated with the sponsorships of certain automobile racing activities.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Vendor funding for cooperative advertising offset reported expenses by $20.8 million, $14.2 million and $9.0 million in 2011, 2010 and 2009, respectively.

Share-based payments

        The Company recognizes compensation expense for share-based compensation based on the fair value of the awards on the grant date. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the prior estimate. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The Company bases this estimate on historical experience or estimates of future trends, as applicable. An increase in the forfeiture rate will decrease compensation expense.

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

Accounting standards

        In June 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options in current guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or separate but consecutive statements. The new standard does not change the items that must be reported in other comprehensive income. In addition, in December 2011, the FASB issued a related amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of 2012, and does not expect such adoption to have a material effect on its consolidated financial statements.

Reclassifications

        Certain reclassifications of the 2010 and 2009 amounts have been made to conform to the 2011 presentation.

2. Common stock transactions

        On November 30, 2011, the Company's Board of Directors authorized a $500 million common stock repurchase program. Under the program, shares of the Company's common stock may be repurchased from time to time in open market transactions or in privately negotiated purchases, which could include repurchases from the Company's controlling shareholder, Buck Holdings, L.P. (which is controlled by affiliates of Kohlberg Kravis Roberts & Co., L.P. ("KKR") and Goldman Sachs & Co), or other related parties if appropriate. The timing and actual number of shares purchased will depend on a variety of factors, such as price, market conditions and other factors. Repurchases under the program may be funded from available cash or borrowings under the Company's revolving credit facility. The repurchase authorization has no expiration date. In connection with the repurchase program, on December 12, 2011, the Company repurchased 4,915,637 shares from Buck Holdings, L.P. for $185 million.

        On November 18, 2009, the Company completed an initial public offering of common stock. The Company issued 22,700,000 shares in the offering, and Buck Holdings, L.P. sold an additional 16,515,000 outstanding shares. Net proceeds to the Company from the offering of $446.0 million were used to redeem outstanding debt, as discussed in more detail in Note 6 below. The Company paid certain fees to KKR and Goldman, Sachs & Co. in connection with the offering, including fees paid to terminate an advisory agreement with these parties as discussed in more detail in Note 12 below. The

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Common stock transactions (Continued)

Company also incurred charges for the accelerated vesting of certain share-based awards as discussed in more detail in Note 11 below.

        On September 8, 2009, the Company's Board of Directors declared a special dividend on the Company's outstanding common stock (including shares of restricted stock) of $0.7525 per share, which was paid on September 11, 2009 to shareholders of record on September 8, 2009. The special dividend was paid with cash generated from operations. Pursuant to the terms of the Company's stock option plans, holders of stock options received either a pro-rata adjustment to the terms of their share-based awards or a cash payment in substitution for such adjustment as a result of the dividend. Aggregate payments for the dividend and related share-based amounts totaled approximately $239.7 million.

3. Goodwill and other intangible assets

        As of February 3, 2012 and January 28, 2011, the balances of the Company's intangible assets were as follows:

		As of February 3, 2012
(In thousands)	Remaining Life	Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589

Other intangible assets:
Leasehold interests	1 to 11 years	$122,169	$85,415	$36,754
Trade names and trademarks	Indefinite	1,199,200	—	1,199,200

		$1,321,369	$85,415	$1,235,954

		As of January 28, 2011
(In thousands)	Remaining Life	Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589

Other intangible assets:
Leasehold interests	1 to 12 years	$141,180	$83,458	$57,722
Trade names and trademarks	Indefinite	1,199,200	—	1,199,200

		$1,340,380	$83,458	$1,256,922

        The Company recorded amortization expense related to amortizable intangible assets for 2011, 2010 and 2009 of $21.0 million, $27.4 million and $41.3 million, respectively, ($21.0 million, $25.7 million and $37.2 million, respectively, of which is included in rent expense). Expected future cash flows associated with the Company's intangible assets are not expected to be materially affected by the Company's intent or ability to renew or extend the arrangements. The Company's goodwill balance is not expected to be deductible for tax purposes.

        For intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2012—$16.9 million, 2013—$11.9 million, 2014—$5.8 million, 2015—$0.9 million and 2016—$0.3 million.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Earnings per share

        Earnings per share is computed as follows (in thousands except per share data):

	2011
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$766,685	341,234	$2.25
Effect of dilutive share-based awards		3,883

Diluted earnings per share	$766,685	345,117	$2.22

	2010
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$627,857	341,047	$1.84
Effect of dilutive share-based awards		3,753

Diluted earnings per share	$627,857	344,800	$1.82

	2009
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$339,442	322,778	$1.05
Effect of dilutive share-based awards		2,058

Diluted earnings per share	$339,442	324,836	$1.04

        Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share was determined based on the dilutive effect of share-based awards using the treasury stock method.

        Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were zero, 0.4 million and 0.2 million in 2011, 2010 and 2009, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes

        The provision (benefit) for income taxes consists of the following:

(In thousands)	2011	2010	2009
Current:
Federal	$385,277	$273,005	$173,027
Foreign	1,449	1,269	1,465
State	56,272	28,062	21,002

	442,998	302,336	195,494

Deferred:
Federal	8,313	42,024	12,412
Foreign	—	—	(49)
State	7,293	12,755	4,817

	15,606	54,779	17,180

	$458,604	$357,115	$212,674

        A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2011		2010		2009
U.S. federal statutory rate on earnings before income taxes	$428,851	35.0%	$344,740	35.0%	$193,241	35.0%
State income taxes, net of federal income tax benefit	42,774	3.5	26,877	2.7	18,375	3.3
Jobs credits, net of federal income taxes	(15,153)	(1.2)	(8,845)	(0.9)	(8,590)	(1.6)
Increase (decrease) in valuation allowances	(2,202)	(0.2)	(1,003)	(0.1)	(1,722)	(0.3)
Income tax related interest expense (benefit), net of federal income taxes	(121)	—	(5,004)	(0.5)	1,289	0.2
Nondeductible lawsuit settlement	—	—	—	—	(366)	(0.1)
Other, net	4,455	0.3	350	0.1	10,447	2.0

	$458,604	37.4%	$357,115	36.3%	$212,674	38.5%

        The 2011 effective tax rate was an expense of 37.4%. This expense was greater than the expected tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2011 effective rate was greater than the 2010 rate of 36.3% primarily due to the effective resolution of various examinations by the taxing authorities in 2010 that did not reoccur, to the same extent, in 2011. These factors resulted in rate increases in 2011, as compared to 2010, associated with state income taxes and income tax related interest expense. Increases in federal jobs related tax credits, primarily due to the Hire Act's Retention Credit, reduced the effective rate in 2011 as compared to 2010. The Retention Credit applies only to 2011. Other provisions authorizing various federal jobs credits that the Company receives have generally expired for employees hired after December 31, 2011.

        The 2010 effective tax rate was an expense of 36.3%. This expense was greater than the expected tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2010 effective rate was less than the 2009 rate of 38.5% due principally to reductions in state income

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes (Continued)

tax expense, income tax related interest expense and other expense items. The 2010 effective resolution of various examinations by the taxing authorities, when combined with unfavorable examination results in 2009, resulted in a decrease in the year-to-year state income tax expense rate (net of federal income tax expense) of approximately 1.8%. This decrease in state income tax expense was partially offset by an increase in state income tax expense due to a shift in income to companies within the group that have a higher effective state income tax rate. In addition, income tax related interest accruals and income tax related penalty accruals (with the penalty accruals being included in Other, net) were also reduced due to favorable income tax examination results, thereby resulting in a decrease in income tax related interest expense and a decrease in Other income tax expense. Additional decreases in Other, net items occurred due to favorable outcomes in 2010 associated with the completion of a federal income tax examination and reductions in expense associated with uncertain tax benefit accruals.

        The 2009 effective tax rate was an expense of 38.5%. This expense was greater than the expected tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate.

        Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

(In thousands)	February 3, 2012	January 28, 2011
Deferred tax assets:
Deferred compensation expense	$7,851	$6,653
Accrued expenses and other	6,735	4,798
Accrued rent	11,125	8,581
Accrued insurance	70,180	67,634
Accrued bonuses	16,686	20,116
Interest rate hedges	4,479	13,650
Tax benefit of income tax and interest reserves related to uncertain tax positions	2,690	2,520
Other	16,010	16,321
State tax net operating loss carryforwards, net of federal tax	33	4,697
State tax credit carryforwards, net of federal tax	10,628	12,511

	146,417	157,481
Less valuation allowances	(4,881)	(7,083)

Total deferred tax assets	141,536	150,398

Deferred tax liabilities:
Property and equipment	(287,447)	(222,757)
Inventories	(49,345)	(68,314)
Trademarks	(435,611)	(435,543)
Amortizable assets	(13,234)	(21,288)
Insurance related tax method change	—	(14,844)
Bonus related tax method change	(13,078)	(19,520)
Other	(3,539)	(3,551)

Total deferred tax liabilities	(802,254)	(785,817)

Net deferred tax liabilities	$(660,718)	$(635,419)

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes (Continued)

        Net deferred tax liabilities are reflected separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred tax liabilities as recorded in the consolidated balance sheets:

(In thousands)	February 3, 2012	January 28, 2011
Current deferred income tax liabilities, net	$(3,722)	$(36,854)
Noncurrent deferred income tax liabilities, net	(656,996)	(598,565)

Net deferred tax liabilities	$(660,718)	$(635,419)

        The Company has state net operating loss carryforwards as of February 3, 2012 that total approximately $54.3 million which will expire in 2023 through 2031. The Company also has state tax credit carryforwards of approximately $16.4 million that will expire beginning in 2020 through 2025.

        The valuation allowance has been provided for state tax credit carryforwards and federal capital losses. The 2011, 2010, and 2009 decreases of $2.2 million, $1.0 million and $1.7 million, respectively, were recorded as a reduction in income tax expense. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

        The Internal Revenue Service ("IRS") is examining the Company's federal income tax returns for fiscal years 2006, 2007 and 2008. The 2005 and earlier years are not open for examination. The 2009, 2010, and 2011 fiscal years, while not currently under examination, are subject to examination at the discretion of the IRS. The Company has various state income tax examinations that are currently in progress. Generally, the Company's tax years ended in 2008 and forward remain open for examination by the various state taxing authorities.

        As of February 3, 2012, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $42.0 million, $1.2 million and $0.6 million, respectively, for a total of $43.8 million. Of this amount, $0.3 million and $41.1 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the consolidated balance sheet with the remaining $2.4 million reducing deferred tax assets related to net operating loss carry forwards.

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

        The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $30.4 million in the coming twelve months principally as a result of the settlement of currently ongoing income tax examinations. The reasonably possible change of $30.4 million is included in current liabilities in Accrued expenses and other ($0.2 million) and in noncurrent Other liabilities ($30.2 million) in the consolidated balance sheet as of February 3, 2012. Also, as of February 3, 2012, approximately $42.0 million of the uncertain tax positions would impact

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes (Continued)

the Company's effective income tax rate if the Company were to recognize the tax benefit for these positions.

        The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2011	2010	2009
Income tax expense (benefit)	$97	$(12,000)	$11,900
Income tax related interest expense (benefit)	968	(5,800)	2,300
Income tax related penalty expense (benefit)	63	(700)	400

        A reconciliation of the uncertain income tax positions from January 30, 2009 through February 3, 2012 is as follows:

(In thousands)	2011	2010	2009
Beginning balance	$26,429	$67,636	$59,057
Increases—tax positions taken in the current year	125	125	13,701
Increases—tax positions taken in prior years	15,840	—	4,039
Decreases—tax positions taken in prior years	—	(36,973)	(1,111)
Statute expirations	(376)	(1,570)	—
Settlements	—	(2,789)	(8,050)

Ending balance	$42,018	$26,429	$67,636

6. Current and long-term obligations

        Current and long-term obligations consist of the following:

(In thousands)	February 3, 2012	January 28, 2011
Senior secured term loan facility, maturity July 6, 2014	$1,963,500	$1,963,500
ABL Facility, maturity July 6, 2013	184,700	—
10 5/8% Senior Notes due July 15, 2015, net of discount of $— and $11,161, respectively	—	853,172
117/8/12 5/8% Senior Subordinated Notes due July 15, 2017	450,697	450,697
Capital lease obligations	5,089	6,363
Tax increment financing due February 1, 2035	14,495	14,495

	2,618,481	3,288,227
Less: current portion	(590)	(1,157)

Long-term portion	$2,617,891	$3,287,070

        As of February 3, 2012 the Company has senior secured credit agreements (the "Credit Facilities") which provide total financing of $2.995 billion, consisting of $1.964 billion in a senior secured term loan facility ("Term Loan Facility"), and a senior secured asset-based revolving credit facility ("ABL Facility") of up to $1.031 billion, subject to borrowing base availability.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Current and long-term obligations (Continued)

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

        Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at the Company's option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of February 3, 2012 and January 28, 2011 is (i) under the Term Loan, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings (ii) under the ABL Facility (except in the last out tranche described above), 1.50% and 1.25%, respectively, for LIBOR borrowings and 0.50% and 0.25%, respectively, for base-rate borrowings; and for any last out borrowings, 2.25% for LIBOR borrowings and 1.25% for base-rate borrowings. The applicable margins for borrowings under the ABL Facility (except in the case of last out borrowings) are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. The interest rate for borrowings under the Term Loan Facility was 3.1% and 3.0% (without giving effect to the interest rate swaps discussed in Note 8), as of February 3, 2012 and January 28, 2011, respectively.

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

        The senior secured credit agreement for the Term Loan Facility requires the Company to prepay outstanding term loans, subject to certain exceptions, with percentages of excess cash flow, proceeds of non-ordinary course asset sales or dispositions of property, and proceeds of incurrences of certain debt. In addition, the senior secured credit agreement for the ABL Facility requires the Company to prepay the ABL Facility, subject to certain exceptions, with proceeds of non-ordinary course asset sales or dispositions of property and any borrowings in excess of the then current borrowing base. The Term Loan Facility can be prepaid in whole or in part at any time. No prepayments have been required under the prepayment provisions listed above through February 3, 2012.

        During 2009, the Company made required installment payments and also made a voluntary prepayment on the Term Loan Facility, resulting in total principal payments of $336.5 million. As a result, no further quarterly principal installments will be required prior to maturity of the Term Loan Facility. The Company incurred a pretax loss of $4.7 million in 2009 for the write off of debt issuance costs associated with such prepayment.

        All obligations under the Credit Facilities are unconditionally guaranteed by substantially all of the Company's existing and future domestic subsidiaries (excluding certain immaterial subsidiaries and certain subsidiaries designated by the Company under the Credit Facilities as "unrestricted subsidiaries").

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Current and long-term obligations (Continued)

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

        For the years ended February 3, 2012, the Company had borrowings of $1.16 billion and repayments of $0.97 billion under the ABL Facility. For the years ended January 28, 2011 and January 29, 2010, the Company had no borrowings or repayments under the ABL Facility. As of February 3, 2012 and January 28, 2011, the respective letter of credit amounts related to the ABL Facility included $21.7 million and $52.7 million of standby letters of credit, and $16.7 million and $19.1 million of commercial letters of credit, and borrowing availability under the ABL Facility was $807.9 million and $959.3 million, respectively.

        On July 6, 2007, the Company issued $1.175 billion aggregate principal amount of 10.625% senior notes due 2015 (the "Senior Notes") which were issued net of a discount of $23.2 million, and $725 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the "Senior Subordinated Notes"). The Senior Notes were scheduled to mature on July 15, 2015 pursuant to an indenture, dated as of July 6, 2007 (the "senior indenture"), and the Senior Subordinated Notes are scheduled to mature on July 15, 2017, pursuant to an indenture, dated as of July 6, 2007 (the "senior subordinated indenture"). The Senior Notes and the Senior Subordinated Notes are collectively referred to herein as the "Notes". The senior indenture and the senior subordinated indenture are collectively referred to herein as the "indentures."

        In July 2011, the Company redeemed all $839.3 million outstanding aggregate principal amount of the Senior Notes at a redemption price of 105.313% of the principal amount, plus accrued and unpaid interest. The redemption was effected in accordance with the terms of the senior indenture. The Company funded the redemption price for the Senior Notes with cash on hand and borrowings under the ABL Facility. In April 2011, the Company repurchased in the open market $25.0 million aggregate principal amount of Senior Notes at a price of 107.0% plus accrued and unpaid interest. The 2011 redemption and repurchase resulted in pretax losses totaling $60.3 million. Pretax gains and losses associated with the redemption of the Senior Notes are reflected in Other (income) expense in the consolidated statements of income for the respective years.

        In May 2010, the Company repurchased in the open market $50.0 million aggregate principal amount of the Senior Notes at a price of 111.0% plus accrued and unpaid interest. In September 2010, the Company repurchased in the open market $65.0 million aggregate principal amount of the Senior Notes at a price of 110.75% plus accrued and unpaid interest. The 2010 repurchases resulted in pretax losses totaling $14.7 million.

        In connection with the Company's November 2009 initial public offering, as further discussed in Note 2, the Company repurchased $195.7 million of the Senior Notes and $205.2 million of the Senior

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Current and long-term obligations (Continued)

Subordinated Notes at redemption prices of 110.625% and 111.875%, respectively, plus accrued and unpaid interest, resulting in pretax losses of $24.9 million and $25.7 million, respectively.

        Interest on the Senior Subordinated Notes is payable on January 15 and July 15 of each year. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum. An option to elect to pay interest by increasing the principal amount of the Senior Subordinated Notes or issuing new Senior Subordinated Notes ("PIK interest") instead of paying cash interest expired in 2011. As a result, all interest on the Senior Subordinated Notes has been paid or will be payable in cash.

        The Senior Subordinated Notes are fully and unconditionally guaranteed by each of the existing and future direct or indirect wholly owned domestic subsidiaries that guarantee the obligations under the Company's Credit Facilities.

        The Company may redeem some or all of the Senior Subordinated Notes at any time at redemption prices described or set forth in the senior subordinated indenture. In addition, the holders of the Senior Subordinated Notes can require the Company to redeem the Senior Subordinated Notes at 101% of the aggregate principal amount outstanding in the event of certain change in control events.

        The senior subordinated indenture contains certain covenants, including, among other things, covenants that limit the Company's ability to incur additional indebtedness, create liens, sell assets, enter into transactions with affiliates, or consolidate or dispose of all of its assets.

        Scheduled debt maturities, including capital lease obligations, for the Company's fiscal years listed below are as follows (in thousands): 2012—$590; 2013—$184,992; 2014—$1,963,815; 2015—$454; 2016—$618; thereafter—$468,012.

7. Assets and liabilities measured at fair value

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of February 3, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 3, 2012
Assets:
Trading securities(a)	$6,781	$—	$—	$6,781
Liabilities:
Long-term obligations(b)	2,647,697	19,584	—	2,667,281
Derivative financial instruments(c)	—	10,820	—	10,820
Deferred compensation(d)	18,947	—	—	18,947

(a)
Reflected at fair value in the consolidated balance sheet as Prepaid expenses and other current assets of $1,377 and Other assets, net of $5,404.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Assets and liabilities measured at fair value (Continued)

(b)
Reflected at book value in the consolidated balance sheet as Current portion of long-term obligations of $590 and Long-term obligations of $2,617,891.

(c)
Reflected at fair value in the consolidated balance sheet as Accrued expenses and other current liabilities.

(d)
Reflected at fair value in the consolidated balance sheet as Accrued expenses and other current liabilities of $1,377 and non-current Other liabilities of $17,570.

        The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of February 3, 2012.

8. Derivative financial instruments

        The Company enters into certain financial instrument positions, all of which are intended to be used to reduce risk by hedging an underlying economic exposure.

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as "OCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative financial instruments (Continued)

affects earnings. These transactions represent the only amounts reflected in Accumulated other comprehensive income (loss) in the consolidated statements of shareholders' equity. During the years ended February 3, 2012, January 28, 2011 and January 29, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

        As of February 3, 2012, the Company had three interest rate swaps with a combined notional value of $533.3 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. The Company terminated an interest rate swap in October 2008 due to the bankruptcy declaration of the counterparty bank. The Company continues to report the net gain or loss related to the discontinued cash flow hedge in OCI and such net gain or loss is being reclassified into earnings during the original contractual terms of the swap agreement as the hedged interest payments are expected to occur as forecasted. During the next 52-week period, the Company estimates that an additional $8.5 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of February 3, 2012, the Company had no such non-designated hedges.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of February 3, 2012 and January 28, 2011:

(in thousands)	February 3, 2012	January 28, 2011
Derivatives Designated as Hedging Instruments
Interest rate swaps classified in current liabilities as Accrued expenses and other	$10,820	$—
Interest rate swaps classified in noncurrent liabilities as Other liabilities	$—	$34,923

        The tables below present the pre-tax effect of the Company's derivative financial instruments as reflected in the consolidated statements of income and shareholders' equity, as applicable:

(in thousands)	2011	2010	2009
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in OCI	$3,836	$19,717	$42,324
Loss related to effective portion of derivative reclassified from Accumulated OCI to Interest expense	$28,633	$42,994	$50,140
Loss related to ineffective portion of derivative recognized in Other (income) expense	$312	$526	$618

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

        As of February 3, 2012, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $11.1 million. If the Company had breached any of these provisions at February 3, 2012, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $11.1 million. As of February 3, 2012, the Company had not breached any of these provisions or posted any collateral related to these agreements.

9. Commitments and contingencies

Leases

        As of February 3, 2012, the Company was committed under operating lease agreements for most of its retail stores. Many of the Company's stores are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of 10-15 years with multiple renewal options. The Company also has stores subject to shorter-term leases and many of these leases have renewal options. Approximately 26% of the leased stores have provisions for contingent rentals based upon a specified percentage of defined sales volume.

        The land and buildings of the Company's DCs in Fulton, Missouri and Indianola, Mississippi are subject to operating lease agreements and the leased Ardmore, Oklahoma DC is subject to a financing arrangement. The entities involved in the ownership structure underlying these leases meet the accounting definition of a Variable Interest Entity ("VIE"). The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements. Certain leases contain restrictive covenants. As of February 3, 2012, the Company is not aware of any material violations of such covenants.

        In January 1999, the Company sold its DC located in Ardmore, Oklahoma for cash and concurrent with the sale transaction, the Company leased the property back for a period of 23 years. The transaction is accounted for as a financing obligation rather than a sale as a result of, among other things, the lessor's ability to put the property back to the Company under certain circumstances. The property and equipment, along with the related lease obligation associated with this transaction are recorded in the consolidated balance sheets. In August 2007, the Company purchased a secured promissory note (the "Ardmore Note") from an unrelated third party with a face value of $34.3 million at the date of purchase which approximated the remaining financing obligation. The Ardmore Note represents debt issued by the third party entity from which the Company leases the Ardmore DC and therefore the Company holds the debt instrument pertaining to its lease financing obligation. Because a legal right of offset exists, the Company is accounting for the Ardmore Note as a reduction of its outstanding financing obligation in its consolidated balance sheets.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

        Future minimum payments as of February 3, 2012 for operating leases are as follows:

(In thousands)
2012	$537,842
2013	495,373
2014	442,913
2015	379,693
2016	324,512
Thereafter	1,479,668

Total minimum payments	$3,660,001

        Total minimum payments for capital leases as of February 3, 2012 were $7.4 million, with a present value of $5.1 million at an effective interest rate of approximately 6.8% at February 3, 2012. The gross amount of property and equipment recorded under capital leases and financing obligations at February 3, 2012 and at January 28, 2011, was $29.0 million and $31.0 million, respectively. Accumulated depreciation on property and equipment under capital leases and financing obligations at February 3, 2012 and January 28, 2011, was $7.3 million and $7.4 million, respectively.

        Rent expense under all operating leases is as follows:

(In thousands)	2011	2010	2009
Minimum rentals(a)	$525,486	$471,402	$407,379
Contingent rentals	16,856	17,882	21,248

	$542,342	$489,284	$428,627

(a)
Excludes amortization of leasehold interests of $21.0 million, $25.7 million and $37.2 million included in rent expense for the years ended February 3, 2012, January 28, 2011 and January 29, 2010, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

Legal proceedings

        On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) ("Richter") in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act ("FLSA") and seeks to recover overtime pay, liquidated damages, and attorneys' fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff's motion. On March 23, 2007, the court conditionally certified a nationwide class. On December 2, 2009, notice was mailed to over 28,000 current or former Dollar General store managers. Approximately 3,950 individuals have opted into the lawsuit, approximately 800 of whom have been dismissed for various reasons, including failure to cooperate in discovery.

        On January 31, 2012, the court entered an amended scheduling order that governs, among other things, an extended deadline for certain limited fact discovery (March 9, 2012) and the Company's anticipated decertification motion (April 2, 2012). No deadline currently exists for potentially dispositive motions, and the Court has not set a trial date.

        The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the Richter action is not appropriate for collective action treatment. The Company has obtained summary judgment in some, although not all, of its pending individual or single-plaintiff store manager exemption cases in which it has filed such a motion.

        The Company is vigorously defending the Richter matter. However, at this time, it is not possible to predict whether Richter ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful in its defense of the action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in Richter. For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter; however, if the Company is not successful in its defense efforts, the resolution of Richter could have a material adverse effect on the Company's financial statements as a whole.

        On May 18, 2006, the Company was served with a lawsuit entitled Tammy Brickey, Becky Norman, Rose Rochow, Sandra Cogswell and Melinda Sappington v. Dolgencorp, Inc. and Dollar General Corporation (Western District of New York, Case No. 6:06-cv-06084-DGL, originally filed on February 9, 2006 and amended on May 12, 2006 ("Brickey")). The Brickey plaintiffs sought to proceed collectively under the FLSA and as a class under New York, Ohio, Maryland and North Carolina wage and hour statutes on behalf of, among others, assistant store managers who claim to be owed wages (including overtime wages) under those statutes. On February 22, 2011, the court denied the plaintiffs' class certification motion in its entirety and ordered that the matter proceed only as to the named plaintiffs. On March 22, 2011, the plaintiffs moved the court for reconsideration of its Order denying their class certification motion. On March 30, 2011, the plaintiffs' reconsideration motion was denied, and the plaintiffs did not appeal that ruling. The case is proceeding now only as to the named plaintiffs, and the Company does not expect the outcome to be material to its financial statements as a whole.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

        On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH ("Calvert")), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act and Title VII of the Civil Rights Act of 1964, as amended ("Title VII") (now captioned, Wanda Womack, et al. v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH). The complaint subsequently was amended to include additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations that the Company's compensation practices disparately impact females. Under the amended complaint, plaintiffs seek to proceed collectively under the Equal Pay Act and as a class under Title VII, and request back wages, injunctive and declaratory relief, liquidated damages, punitive damages and attorneys' fees and costs.

        On July 9, 2007, the plaintiffs filed a motion in which they asked the court to approve the issuance of notice to a class of current and former female store managers under the Equal Pay Act. The Company opposed plaintiffs' motion. On November 30, 2007, the court conditionally certified a nationwide class of females under the Equal Pay Act who worked for Dollar General as store managers between November 30, 2004 and November 30, 2007. The notice was issued on January 11, 2008, and persons to whom the notice was sent were required to opt into the suit by March 11, 2008. Approximately 2,100 individuals opted into the lawsuit.

        On April 19, 2010, the plaintiffs moved for class certification relating to their Title VII claims. The Company filed its response to the certification motion in June 2010. Briefing has closed, and the motion remains pending. The Company's motion to decertify the Equal Pay Act class was denied as premature. If the case proceeds, the Company expects to file a similar motion in due course.

        The parties agreed to mediate this action, and the court stayed the action pending the results of the mediation. The mediation occurred in March and April, 2011, and the Company has reached an agreement in principle to settle the matter on behalf of the entire putative class. The proposed settlement, which still must be approved by the court, provides for both monetary and equitable relief. Under the proposed terms, the Company will pay $15.5 million into a fund for the class members that will be apportioned and paid out to individual members (less any additional attorneys' fees or litigation costs approved by the court), upon submission of a valid claim. It will pay an additional $3.25 million for plaintiffs' legal fees and costs. Of the total $18.75 million anticipated payment, the Company expects to receive reimbursement from its Employment Practices Liability Insurance ("EPLI") carrier of approximately $15.9 million, which represents the balance remaining of the $20 million EPLI policy covering the claims. In addition, the Company has agreed to make certain adjustments to its pay setting policies and procedures for new store managers. If the settlement is approved, the Company expects to implement the new pay policies and practices no later than April 2012. Documents related to the parties' request for preliminary approval of the proposed settlement were filed on October 28, 2011. A hearing on the proposed settlement has been held and the Company expects the court to approve the settlement soon. Because it deemed settlement probable and estimable, the Company accrued for the net settlement as well as for certain additional anticipated fees related thereto during the first quarter of 2011, and concurrently recorded a receivable of approximately $15.9 million from its EPLI carrier.

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

        On June 16, 2010, a lawsuit entitled Shaleka Gross, et al v. Dollar General Corporation was filed in the United States District Court for the Southern District of Mississippi (Civil Action No. 3:10CV340WHB-LR) ("Gross") in which three former non-exempt store employees, on behalf of themselves and certain other non-exempt Dollar General store employees, alleged that they were not paid for all hours worked in violation of the FLSA. Specifically, plaintiffs alleged that they were not properly paid for certain breaks and sought back wages (including overtime wages), liquidated damages and attorneys' fees and costs.

        Before the Company was served with the Gross complaint, the plaintiffs dismissed the action and re-filed it in the United States District Court for the Northern District of Mississippi, now captioned as Cynthia Walker, et al. v. Dollar General Corporation, et al. (Civil Action No. 4:10-CV119-P-S) ("Walker"). The Walker complaint was filed on September 16, 2010, and although it added approximately eight additional plaintiffs, it added no substantive allegations beyond those alleged in the Gross complaint. No other individuals opted into the Walker matter, and the entire matter was resolved for an amount that is immaterial to the Company's financial statements as a whole.

        On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) ("Winn-Dixie") in which the plaintiffs allege that the sale of food and other items in approximately 55 of the Company's stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs' stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers. Plaintiffs seek damages and an injunction limiting the sale of food and other items in those stores. Although plaintiffs have not made a demand for any specific amount of damages at this point in the proceeding, documents prepared and produced by plaintiffs during discovery suggest that plaintiffs may seek as much as $47 million. The Company intends to vigorously defend the Winn-Dixie matter and views that sum as wholly without basis and unsupported by the law and the facts currently available. The various leases involved in the matter are unique in their terms and/or the factual circumstances surrounding them, and, in some cases, the stores named by plaintiffs are not now and have never been co-located with plaintiffs' stores. The Company has filed a motion challenging the admissibility of plaintiffs' damages expert. Hearings on that motion were held on January 23 and on February 29, 2012, and no ruling has been made. The case is currently scheduled for trial in May of 2012 and has been consolidated with similar cases against Big Lots and Dollar Tree. However, at this time, no assurances can be given that the Company will be successful in its defense of the action on the merits or otherwise. Similarly, at this time, because of certain outstanding threshold issues that have yet to be addressed by the court, the Company is unable to estimate potential losses; however, if the Company is not successful in defending the Winn-Dixie matter, the outcome could have a material adverse effect on the Company's financial statements as a whole.

        In October 2008, the Company terminated an interest rate swap as a result of the counterparty's declaration of bankruptcy. This declaration of bankruptcy constituted a default under the contract

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

governing the swap, giving the Company the right to terminate. The Company subsequently settled the swap in November 2008 for approximately $7.6 million, including interest accrued to the date of termination. On May 14, 2010, the Company received a demand from the counterparty for an additional payment of approximately $19 million plus interest, claiming that the valuation used to calculate the $7.6 million was commercially unreasonable, and seeking to invoke the alternative dispute resolution procedures established by the bankruptcy court. The Company participated in the alternative dispute resolution procedures as it believed a reasonable settlement would be in the best interest of the Company to avoid the substantial risk and costs of litigation. In April of 2011, the Company reached a settlement with the counterparty under which the Company paid an additional $9.85 million in exchange for a full release. The Company accrued the settlement amount along with additional expected fees and costs related thereto in the first quarter of 2011. The settlement was finalized and the payment was made in May 2011.

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

        A participant's right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2011, 2010 and 2009, the Company expensed approximately $10.9 million, $9.5 million and $8.4 million, respectively, for matching contributions.

        The Company also has a nonqualified supplemental retirement plan ("SERP") and compensation deferral plan ("CDP"), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $1.7 million, $1.7 million and $1.9 million in 2011, 2010 and 2009, respectively.

        The CDP/SERP Plan assets are invested in accounts selected by the Company's Compensation Committee or its delegate. These investments are classified as trading securities and the associated deferred compensation liability is reflected in the consolidated balance sheets as further discussed in Note 7.

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

        Prior to a merger transaction in 2007, the Company maintained various share-based compensation programs which included options and other share-based awards. In connection with the merger transaction, in limited circumstances, certain stock options held by Company management were exchanged for new options to purchase common stock in the Company (the "Rollover Options"). Subject to certain adjustments to the number of options and the exercise price, the Rollover Options generally continue under the terms of the equity plan under which the original options were issued.

        On July 6, 2007, the Company's Board of Directors adopted the 2007 Stock Incentive Plan for Key Employees, which plan was subsequently amended (as so amended, the "Plan"). The Plan provides for the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates. The number of shares of Company common stock authorized for grant under the Plan is 31,142,858. As of February 3, 2012, 19,338,127 of such shares are available for future grants.

        Under the Plan, the Company has granted options that vest solely upon the continued employment of the recipient ("Time Options"), options that vest upon the achievement of predetermined annual or cumulative financial-based targets ("Performance Options") and other awards. Time and Performance stock options generally vest ratably on an annual basis over either a four or a five-year period, while other stock options awards vest over varying time periods.

        Assuming specified financial targets are met, the Performance Options vest as of the Company's fiscal year end, and as a result the initial and final tranche of each Performance Option grant is prorated based upon the date of grant. In the event the performance target is not achieved in any given annual performance period, the Performance Options for that period may still subsequently vest, provided that a cumulative performance target is achieved. Vesting of the Time Options and Performance Options is also subject to acceleration in the event of an earlier change in control or certain public offerings of the Company's common stock. Each of these options, whether Time Options or Performance Options, have a contractual term of 10 years and an exercise price equal to the fair value of the underlying common stock on the date of grant.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

        The weighted average for key assumptions used in determining the fair value of all options granted in the years ended February 3, 2012, January 28, 2011, and January 29, 2010, and a summary of the methodology applied to develop each assumption, are as follows:

	February 3, 2012	January 28, 2011	January 29, 2010
Expected dividend yield	0%	0%	0%
Expected stock price volatility	38.7%	39.1%	41.2%
Weighted average risk-free interest rate	2.3%	2.8%	2.8%
Expected term of options (years)	6.8	7.0	7.4

        Expected dividend yield—This is an estimate of the expected dividend yield on the Company's stock. The Company is subject to limitations on the payment of dividends under its Credit Facilities as further discussed in Note 6. An increase in the dividend yield will decrease compensation expense.

        Expected stock price volatility—This is a measure of the amount by which the price of the Company's common stock has fluctuated or is expected to fluctuate. For awards issued under the Plan through October 2011, the expected volatilities were based upon the historical volatilities of a peer group of four companies. Beginning in November 2011, the expected volatilities for awards are based on the historical volatility of the Company's publicly traded common stock. An increase in the expected volatility will increase compensation expense.

        Weighted average risk-free interest rate—This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

        Expected term of options—This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of 10 years. Due to the relatively limited historical data for grants issued under the Plan, the Company has estimated the expected term as the mid-point between the vesting date and the contractual term of the option. An increase in the expected term will increase compensation expense.

        Both the Time Options and the Performance Options are subject to various provisions set forth in a management stockholder's agreement entered into with each option holder by which the Company may require the employee, upon termination, to sell to the Company any vested options or shares received upon exercise of the Time Options or Performance Options at amounts that differ based upon the reason for the termination. In particular, in the event that the employee resigns "without good reason" (as defined in the management stockholder's agreement), then any options whether or not then exercisable are forfeited and any shares received upon prior exercise of such options are callable at the Company's option at an amount equal to the lesser of fair value or the amount paid for the shares (i.e., the exercise price). In such cases, because the employee would not benefit in any share appreciation over the exercise price, for accounting purposes such options are not considered vested until the expiration of the Company's call option, which is generally five years subsequent to the date of grant. Accordingly, all references to the vesting provisions or vested status of the options discussed in this note give effect to the vesting pursuant to these accounting provisions and may differ from descriptions of the vesting status of the Time Options and Performance Options located elsewhere in this report or the Company's other SEC filings. The Company records expense for Time Options on a straight-line basis over the term of the management stockholder's agreement.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

        Each of the Company's management-owned shares, Rollover Options, and vested Time and Performance options include certain provisions by which the holder of such shares, Rollover Options, or vested Time and Performance options may require the Company to repurchase such instruments in limited circumstances. Specifically, each such instrument is subject to a put right for a period of 365 days after termination due to the death or disability of the holder of the instrument that occurs generally within five years from the date of grant. In such circumstances, the holder of such instruments may require the Company to repurchase any shares at the fair market value of such shares and any Rollover Options or vested Time and Performance options at a price equal to the intrinsic value of such Rollover or vested Time and Performance options. Because the Company does not have control over the circumstances in which it may be required to repurchase the outstanding shares or Rollover Options, such shares and Rollover Options have been classified as Redeemable common stock in the accompanying consolidated balance sheets as of these dates. The values of these equity instruments are based upon the fair value and intrinsic value, respectively, of the underlying stock and Rollover Options at the date of issuance. Because redemption of such shares is uncertain, such shares are not subject to re-measurement until their redemption becomes probable.

        At February 3, 2012, 5,382 Rollover Options were outstanding, all of which were exercisable. The aggregate intrinsic value of these outstanding Rollover Options was $0.2 million with a weighted average remaining contractual term of 2.2 years, and a weighted average exercise price of $2.1875.

        A summary of Time Options activity during the period ended February 3, 2012 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, January 28, 2011	5,778,131	$9.73
Granted	91,012	29.98
Exercised	(1,427,179)	8.41
Canceled	(183,383)	11.09

Balance, February 3, 2012	4,258,581	$10.55	6.3	$133,691

Vested or expected to vest at February 3, 2012	4,159,595	$10.36	6.3	$131,357

Exercisable at February 3, 2012	2,486,048	$9.08	6.1	$81,692

        The weighted average grant date fair value of Time Options granted during 2011, 2010 and 2009 was $13.47, $12.61 and $6.73, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

        A summary of Performance Options activity during the period ended February 3, 2012 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, January 28, 2011	5,497,024	$9.82
Granted	91,012	29.98
Exercised	(1,437,711)	8.36
Canceled	(182,088)	11.13

Balance, February 3, 2012	3,968,237	$10.75	6.4	$123,780

Vested or expected to vest at February 3, 2012	3,853,900	$10.53	6.4	$121,044

Exercisable at February 3, 2012	3,098,603	$9.42	6.1	$100,756

        The weighted average grant date fair value of Performance Options granted was $13.47, $12.61 and $6.73 during 2011, 2010 and 2009, respectively.

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

        As of February 3, 2012, in addition to Time and Performance options, the Company has 211,755 non-qualified stock options outstanding, a portion of which are held by the Company's non-employee directors.

        At February 3, 2012, the total unrecognized compensation cost related to nonvested stock options was $16.9 million with an expected weighted average expense recognition period of 2.5 years.

        In October 2007, the Company's Board of Directors adopted an Equity Appreciation Rights Plan, which plan was later amended and restated (as amended and restated, the "Rights Plan"). The Rights Plan provides for the granting of equity appreciation rights to nonexecutive managerial employees. No such rights were outstanding at January 28, 2011. During 2011, 818,847 equity appreciation rights were granted, 768,561 of such rights vested, primarily in conjunction with the Company's December 2011 stock offering, 50,286 of such rights were cancelled and no such rights remain outstanding at February 3, 2012.

        As a result of the Company's initial public offering in November 2009, 508,572 restricted shares vested, at a total fair value equal to $11.5 million. As of February 3, 2012, a total of 13,024 restricted stock unit awards held by non-employee directors were outstanding, with total compensation cost related to the nonvested portion of these awards not yet recognized of approximately $0.2 million.

        All nonvested restricted stock and restricted stock unit awards granted in the periods presented had a purchase price of zero. The Company records compensation expense on a straight-line basis over the restriction period based on the market price of the underlying stock on the date of grant. The

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

nonvested restricted stock unit awards granted under the plan to non-employee directors generally vest over a three-year period.

        The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in net income before income taxes as follows:

(In thousands)	Stock Options	Equity Appreciation Rights	Restricted Stock Units	Restricted Stock	Total
Year ended February 3, 2012
Pre-tax	$15,121	$8,731	$129	$—	$23,981
Net of tax	$9,208	$5,317	$79	$—	$14,604
Year ended January 28, 2011
Pre-tax	$12,722	$17,366	$83	$—	$30,171
Net of tax	$7,755	$10,587	$51	$—	$18,393
Year ended January 29, 2010
Pre-tax	$11,686	$7,237	$840	$2,482	$22,245
Net of tax	$7,138	$4,420	$513	$1,516	$13,587

12. Related party transactions

        On July 6, 2007, the Company consummated a merger transaction, and as a result, substantially all of the Company's outstanding common stock became held by an entity controlled by investment funds affiliated with KKR. The aggregate purchase price was funded primarily through debt financings as described more fully in Note 6 and cash equity contributions from KKR, GS Capital Partners VI Fund, L.P. and affiliated funds (affiliates of Goldman, Sachs & Co.), and other equity co-investors (collectively, the "Investors").

        Affiliates of certain of the Investors participated as (i) lenders in the Company's Credit Facilities discussed in Note 6; (ii) initial purchasers of the Company's Notes discussed in Note 6; (iii) counterparties to certain interest rate swaps discussed in Note 8 and (iv) as advisors in the merger transaction. Affiliates of KKR and Goldman, Sachs & Co. indirectly own a substantial portion of the Company's common stock, and the Company repurchased a portion of the shares held by these affiliates in December 2011 as discussed in Note 2. Two of KKR's members and a Managing Director of Goldman, Sachs & Co. serve on the Company's Board of Directors.

        Affiliates of KKR and Goldman, Sachs & Co. (among other entities) may be lenders under the Term Loan Facility discussed in detail in Note 6. The Company repaid a portion of the principal balance on the Term Loan Facility during 2009 as discussed in Note 6 and approximately $66.4 million, $53.4 million and $74.8 million of interest on the Term Loan Facility during 2011, 2010 and 2009, respectively.

        Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap with a notional amount of $116.7 million and $323.3 million as of February 3, 2012 and January 28, 2011, respectively, entered into in connection with the Term Loan Facility. The Company paid Goldman, Sachs & Co.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Related party transactions (Continued)

approximately $13.9 million, $12.9 million and $17.9 million in 2011, 2010 and 2009, respectively, pursuant to the interest rate swap as further discussed in Note 8.

        The Company entered into a sponsor advisory agreement, dated July 6, 2007, with KKR and Goldman, Sachs & Co. pursuant to which those entities provided management and advisory services to the Company. Under the terms of the sponsor advisory agreement, among other things, the Company was obliged to pay annual management fees until its termination upon the completion of the Company's initial public offering discussed in Note 2. Pursuant to the advisory agreement, the Company paid a fee of $63.6 million to KKR and Goldman, Sachs & Co. in connection with the offering, which amount included a transaction fee equal to 1%, or $4.8 million, of the gross primary proceeds from the offering accounted for as a cost of raising equity and a corresponding reduction to Additional paid-in capital; and approximately $58.8 million in connection with its termination, which is included in SG&A expenses for 2009. Including the transaction and termination fees discussed above, the total management fees and other expenses incurred for the years ended February 3, 2012, January 28, 2011, and January 29, 2010 totaled zero, $0.2 million and $68.0 million, respectively.

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

        Affiliates of KKR and of Goldman, Sachs & Co. served as underwriters in connection with the secondary offerings of the Company's common stock held by certain existing shareholders that were completed in December 2011, September 2011, December 2010, and April 2010. The Company did not sell shares of common stock, receive proceeds from the secondary sales, or pay any underwriting fees in connection with any of these secondary offerings. Certain members of the Company's management, including certain of our executive officers, exercised registration rights in connection with such offerings.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Segment reporting

        The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of February 3, 2012, all of the Company's operations were located within the United States with the exception of a Hong Kong subsidiary, and a liaison office in India, the collective assets and revenues of which are not material. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(In thousands)	2011	2010	2009
Classes of similar products:
Consumables	$10,833,735	$9,332,119	$8,356,381
Seasonal	2,051,098	1,887,917	1,711,471
Home products	1,005,219	917,638	869,772
Apparel	917,136	897,326	858,756

Net sales	$14,807,188	$13,035,000	$11,796,380

14. Quarterly financial data (unaudited)

        The following is selected unaudited quarterly financial data for the fiscal years ended February 3, 2012 and January 28, 2011. Each quarterly period listed below was a 13-week accounting period, with the exception of the fourth quarter of 2011, which was a 14-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Net sales	$3,451,697	$3,575,194	$3,595,224	$4,185,073
Gross profit	1,087,397	1,148,342	1,115,802	1,346,369
Operating profit	321,618	350,029	310,917	508,240
Net income	156,969	146,042	171,164	292,510
Basic earnings per share	0.46	0.43	0.50	0.86
Diluted earnings per share	0.45	0.42	0.50	0.85

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Net sales	$3,111,314	$3,214,155	$3,223,427	$3,486,104
Gross profit	999,756	1,035,979	1,010,668	1,130,153
Operating profit	290,723	300,757	274,334	408,251
Net income	135,996	141,195	128,120	222,546
Basic earnings per share	0.40	0.41	0.38	0.65
Diluted earnings per share	0.39	0.41	0.37	0.64

        As discussed in Note 6, in the first quarter of 2011, the Company repurchased $25.0 million principal amount of its outstanding Senior Notes, resulting in a pretax loss of $2.2 million ($1.3 million net of tax, or less than $0.01 per diluted share) which is recognized as Other (income) expense.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly financial data (unaudited) (Continued)

        As discussed in Note 6, in the second quarter of 2011, the Company repurchased $839.3 million principal amount of its outstanding Senior Notes, resulting in a pretax loss of $58.1 million ($35.4 million net of tax, or $0.10 per diluted share) which is recognized as Other (income) expense.

        As discussed in Note 11, in the fourth quarter of 2011 the Company incurred share-based compensation expenses of $8.6 million ($5.3 million net of tax, or $0.02 per diluted share) for the accelerated vesting of certain share-based awards in conjunction with a secondary offering of the Company's common stock which is included in SG&A expenses.

        As discussed in Note 11, in the first quarter of 2010 the Company incurred share-based compensation expenses of $13.3 million ($8.1 million net of tax, or $0.02 per diluted share) for the accelerated vesting of certain share-based awards in conjunction with a secondary offering of the Company's common stock which is included in SG&A expenses.

        As discussed in Note 6, in the second quarter of 2010, the Company repurchased $50.0 million principal amount of its outstanding Senior Notes, resulting in a pretax loss of $6.5 million ($4.0 million net of tax, or $0.01 per diluted share) which is recognized as Other (income) expense.

        As discussed in Note 6, in the third quarter of 2010, the Company repurchased $65.0 million principal amount of its outstanding Senior Notes, resulting in a pretax loss of $8.2 million ($5.0 million net of tax, or $0.01 per diluted share) which is recognized as Other (income) expense.

        As discussed in Note 11, in the fourth quarter of 2010 the Company incurred share-based compensation expenses of $3.8 million ($2.3 million net of tax, or $0.01 per diluted share) for the accelerated vesting of certain share-based awards in conjunction with a secondary offering of the Company's common stock which is included in SG&A expenses.

15. Subsequent Event

        On March 15, 2012, the ABL Facility discussed in Note 6 was amended and restated. The maturity date was extended from July 6, 2013 to July 6, 2014 and the total commitment was increased from $1.031 billion to $1.2 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The initial applicable margin for borrowings under the ABL Facility is 1.75% for LIBOR borrowings and 0.75% for base-rate borrowings. The commitment fee for any unutilized commitments has been initially established at a rate of 0.375% per annum. An affiliate of Goldman, Sachs & Co. is a lender under the amended and restated ABL Facility.

16. Guarantor subsidiaries

        Certain of the Company's subsidiaries (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under certain outstanding debt obligations. Each of the Guarantors is a direct or indirect wholly-owned subsidiary of the Company.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

The following consolidating schedules present condensed financial information on a combined basis, in thousands.

	February 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$1,844	$102,627	$21,655	$—	$126,126
Merchandise inventories	—	2,009,206	—	—	2,009,206
Deferred income taxes	10,078	—	21,729	(31,807)	—
Prepaid expenses and other current assets	551,457	4,685,263	5,768	(5,102,746)	139,742

Total current assets	563,379	6,797,096	49,152	(5,134,553)	2,275,074

Net property and equipment	113,661	1,681,072	227	—	1,794,960
Goodwill	4,338,589	—	—	—	4,338,589
Other intangible assets, net	1,199,200	36,754	—	—	1,235,954
Deferred income taxes	—	—	49,531	(49,531)	—
Other assets, net	6,575,574	13,260	323,736	(6,868,627)	43,943

Total assets	$12,790,403	$8,528,182	$422,646	$(12,052,711)	$9,688,520

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$590	$—	$—	$590
Accounts payable	4,654,237	1,451,277	52,362	(5,093,789)	1,064,087
Accrued expenses and other	79,010	264,575	62,447	(8,957)	397,075
Income taxes payable	12,972	5,013	26,443	—	44,428
Deferred income taxes	—	35,529	—	(31,807)	3,722

Total current liabilities	4,746,219	1,756,984	141,252	(5,134,553)	1,509,902

Long-term obligations	2,879,475	3,340,075	—	(3,601,659)	2,617,891
Deferred income taxes	435,791	270,736	—	(49,531)	656,996
Other liabilities	54,336	33,156	141,657	—	229,149
Redeemable common stock	6,087	—	—	—	6,087
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	295,828	23,855	100	(23,955)	295,828
Additional paid-in capital	2,960,940	431,253	19,900	(451,153)	2,960,940
Retained earnings	1,416,918	2,672,123	119,737	(2,791,860)	1,416,918
Accumulated other comprehensive loss	(5,191)	—	—	—	(5,191)

Total shareholders' equity	4,668,495	3,127,231	139,737	(3,266,968)	4,668,495

Total liabilities and shareholders' equity	$12,790,403	$8,528,182	$422,646	$(12,052,711)	$9,688,520

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

	January 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$111,545	$364,404	$21,497	$—	$497,446
Merchandise inventories	—	1,765,433	—	—	1,765,433
Income taxes receivable	13,529	—	—	(13,529)	—
Deferred income taxes	8,877	—	6,825	(15,702)	—
Prepaid expenses and other current assets	741,352	3,698,117	4,454	(4,338,977)	104,946

Total current assets	875,303	5,827,954	32,776	(4,368,208)	2,367,825

Net property and equipment	105,155	1,419,133	287	—	1,524,575
Goodwill	4,338,589	—	—	—	4,338,589
Other intangible assets, net	1,199,200	57,722	—	—	1,256,922
Deferred income taxes	—	—	47,690	(47,690)	—
Other assets, net	5,337,522	12,675	304,285	(5,596,171)	58,311

Total assets	$11,855,769	$7,317,484	$385,038	$(10,012,069)	$9,546,222

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$1,157	$—	$—	$1,157
Accounts payable	3,691,564	1,541,593	50,824	(4,330,340)	953,641
Accrued expenses and other	68,398	226,225	61,755	(8,637)	347,741
Income taxes payable	11,922	13,246	14,341	(13,529)	25,980
Deferred income taxes	—	52,556	—	(15,702)	36,854

Total current liabilities	3,771,884	1,834,777	126,920	(4,368,208)	1,365,373

Long-term obligations	3,534,447	3,000,877	—	(3,248,254)	3,287,070
Deferred income taxes	417,874	228,381	—	(47,690)	598,565
Other liabilities	67,932	27,250	136,400	—	231,582
Redeemable common stock	9,153	—	—	—	9,153
Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	298,819	23,855	100	(23,955)	298,819
Additional paid-in capital	2,945,024	431,253	19,900	(451,153)	2,945,024
Retained earnings	830,932	1,771,091	101,718	(1,872,809)	830,932
Accumulated other comprehensive loss	(20,296)	—	—	—	(20,296)

Total shareholders' equity	4,054,479	2,226,199	121,718	(2,347,917)	4,054,479

Total liabilities and shareholders' equity	$11,855,769	$7,317,484	$385,038	$(10,012,069)	$9,546,222

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

	For the year ended February 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$338,903	$14,807,188	$84,940	$(423,843)	$14,807,188
Cost of goods sold	—	10,109,278	—	—	10,109,278

Gross profit	338,903	4,697,910	84,940	(423,843)	4,697,910
Selling, general and administrative expenses	308,094	3,242,276	80,579	(423,843)	3,207,106

Operating profit	30,809	1,455,634	4,361	—	1,490,804
Interest income	(39,526)	(21,954)	(20,924)	82,313	(91)
Interest expense	246,905	40,362	37	(82,313)	204,991
Other (income) expense	60,615	—	—	—	60,615

Income (loss) before income taxes	(237,185)	1,437,226	25,248	—	1,225,289
Income tax expense (benefit)	(84,819)	536,194	7,229	—	458,604
Equity in subsidiaries' earnings, net of taxes	919,051	—	—	(919,051)	—

Net income	$766,685	$901,032	$18,019	$(919,051)	$766,685

	For the year ended January 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$311,280	$13,035,000	$84,878	$(396,158)	$13,035,000
Cost of goods sold	—	8,858,444	—	—	8,858,444

Gross profit	311,280	4,176,556	84,878	(396,158)	4,176,556
Selling, general and administrative expenses	283,069	2,948,346	67,234	(396,158)	2,902,491

Operating profit	28,211	1,228,210	17,644	—	1,274,065
Interest income	(44,677)	(7,025)	(19,986)	71,468	(220)
Interest expense	300,934	44,723	23	(71,468)	274,212
Other (income) expense	15,101	—	—	—	15,101

Income (loss) before income taxes	(243,147)	1,190,512	37,607	—	984,972
Income tax expense (benefit)	(102,448)	447,881	11,682	—	357,115
Equity in subsidiaries' earnings, net of taxes	768,556	—	—	(768,556)	—

Net income	$627,857	$742,631	$25,925	$(768,556)	$627,857

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

	For the year ended February 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$766,685	$901,032	$18,019	$(919,051)	$766,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,793	243,485	130	—	275,408
Deferred income taxes	1,649	25,328	(16,745)	—	10,232
Tax benefit of stock options	(33,102)	—	—	—	(33,102)
Loss on debt retirement, net	60,303	—	—	—	60,303
Noncash share-based compensation	15,250	—	—	—	15,250
Noncash inventory adjustments and asset impairments	—	48,673	—	—	48,673
Other noncash gains and losses	653	4,864	—	—	5,517
Equity in subsidiaries' earnings, net	(919,051)	—	—	919,051	—
Change in operating assets and liabilities:
Merchandise inventories	—	(291,492)	—	—	(291,492)
Prepaid expenses and other current assets	(19,361)	(12,671)	(2,522)	—	(34,554)
Accounts payable	(17,678)	120,607	1,513	—	104,442
Accrued expenses and other liabilities	20,799	45,015	5,949	—	71,763
Income taxes	47,681	(8,233)	12,102	—	51,550
Other	(3)	(121)	(71)	—	(195)

Net cash provided by (used in) operating activities	(44,382)	1,076,487	18,375	—	1,050,480

Cash flows from investing activities:
Purchases of property and equipment	(30,403)	(484,388)	(70)	—	(514,861)
Proceeds from sales of property and equipment	33	993	—	—	1,026

Net cash used in investing activities	(30,370)	(483,395)	(70)	—	(513,835)

Cash flows from financing activities:
Issuance of common stock	177	—	—	—	177
Repayments of long-term obligations	(910,677)	(1,274)	—	—	(911,951)
Borrowings under revolving credit facility	1,157,800	—	—	—	1,157,800
Repayments of borrowings under revolving credit facility	(973,100)	—	—	—	(973,100)
Repurchase of common stock from principal shareholder	(185,000)	—	—	—	(185,000)
Equity settlements with employees, net of taxes paid	(28,993)	—	—	—	(28,993)
Tax benefit of stock options	33,102	—	—	—	33,102
Changes in intercompany note balances, net	871,742	(853,595)	(18,147)	—	—

Net cash provided by (used in) financing activities	(34,949)	(854,869)	(18,147)	—	(907,965)

Net increase (decrease) in cash and cash equivalents	(109,701)	(261,777)	158	—	(371,320)
Cash and cash equivalents, beginning of year	111,545	364,404	21,497	—	497,446

Cash and cash equivalents, end of year	$1,844	$102,627	$21,655	$—	$126,126

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

	For the year ended January 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$627,857	$742,631	$25,925	$(768,556)	$627,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,015	221,851	61	—	254,927
Deferred income taxes	17,817	47,719	(14,551)	—	50,985
Tax benefit of stock options	(13,905)	—	—	—	(13,905)
Loss on debt retirement, net	14,576	—	—	—	14,576
Noncash share-based compensation	15,956	—	—	—	15,956
Noncash inventory adjustments and asset impairments	—	7,607	—	—	7,607
Other noncash gains and losses	1,395	4,547	—	—	5,942
Equity in subsidiaries' earnings, net	(768,556)	—	—	768,556	—
Change in operating assets and liabilities:
Merchandise inventories	—	(251,809)	—	—	(251,809)
Prepaid expenses and other current assets	(1,646)	(3,642)	(4,869)	—	(10,157)
Accounts payable	(5,446)	124,120	4,750	—	123,424
Accrued expenses and other liabilities	(28,442)	(12,410)	(1,576)	—	(42,428)
Income taxes	18,136	14,891	9,876	—	42,903
Other	816	(2,008)	(2)	—	(1,194)

Net cash provided by (used in) operating activities	(88,427)	893,497	19,614	—	824,684

Cash flows from investing activities:
Purchases of property and equipment	(22,830)	(397,322)	(243)	—	(420,395)
Proceeds from sales of property and equipment	—	1,448	—	—	1,448

Net cash used in investing activities	(22,830)	(395,874)	(243)	—	(418,947)

Cash flows from financing activities:
Issuance of common stock	631	—	—	—	631
Repayments of long-term obligations	(129,217)	(1,963)	—	—	(131,180)
Equity settlements with employees, net of taxes paid	(13,723)	—	—	—	(13,723)
Tax benefit of stock options	13,905	—	—	—	13,905
Changes in intercompany note balances, net	253,586	(234,257)	(19,329)	—	—

Net cash provided by (used in) financing activities	125,182	(236,220)	(19,329)	—	(130,367)

Net increase (decrease) in cash and cash equivalents	13,925	261,403	42	—	275,370
Cash and cash equivalents, beginning of year	97,620	103,001	21,455	—	222,076

Cash and cash equivalents, end of year	$111,545	$364,404	$21,497	$—	$497,446

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

	For the year ended January 29, 2010
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$339,442	$566,949	$32,978	$(599,927)	$339,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,541	220,048	182	—	256,771
Deferred income taxes	(18,571)	67,317	(33,886)	—	14,860
Tax benefit of stock options	(5,390)	—	—	—	(5,390)
Loss on debt retirement, net	55,265	—	—	—	55,265
Noncash share-based compensation	17,295	—	—	—	17,295
Noncash inventory adjustments and asset impairments	—	647	—	—	647
Other noncash gains and losses	3,221	4,699	—	—	7,920
Equity in subsidiaries' earnings, net	(599,927)	—	—	599,927	—
Change in operating assets and liabilities:
Merchandise inventories	—	(100,248)	—	—	(100,248)
Prepaid expenses and other current assets	2,582	(10,252)	372	—	(7,298)
Accounts payable	26,535	79,515	(1)	—	106,049
Accrued expenses and other liabilities	(20,672)	10,494	(2,465)	—	(12,643)
Income taxes	48,494	(50,112)	2,771	—	1,153
Other	(3,203)	2,171	32	—	(1,000)

Net cash provided by (used in) operating activities	(118,388)	791,228	(17)	—	672,823

Cash flows from investing activities:
Purchases of property and equipment	(34,647)	(216,032)	(68)	—	(250,747)
Proceeds from sales of property and equipment	—	2,701	—	—	2,701

Net cash used in investing activities	(34,647)	(213,331)	(68)	—	(248,046)

Cash flows from financing activities:
Issuance of common stock	443,753	—	—	—	443,753
Repayments of long-term obligations	(782,518)	(1,662)	—	—	(784,180)
Payment of cash dividends and related amounts	(239,731)	—	—	—	(239,731)
Equity settlements with employees, net of taxes paid	(5,928)	—	—	—	(5,928)
Tax benefit of stock options	5,390	—	—	—	5,390
Changes in intercompany note balances, net	537,052	(537,638)	586	—	—

Net cash provided by (used in) financing activities	(41,982)	(539,300)	586	—	(580,696)

Net increase (decrease) in cash and cash equivalents	(195,017)	38,597	501	—	(155,919)
Cash and cash equivalents, beginning of year	292,637	64,404	20,954	—	377,995

Cash and cash equivalents, end of year	$97,620	$103,001	$21,455	$—	$222,076

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

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of February 3, 2012.

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

        We have audited Dollar General Corporation and subsidiaries' internal control over financial reporting as of February 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar General Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Dollar General Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 3, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 3, 2012 and January 28, 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 3, 2012, of Dollar General Corporation and subsidiaries and our report dated March 22, 2012 expressed an unqualified opinion thereon.

                                                                                             /s/ Ernst & Young LLP

Nashville, Tennessee
March 22, 2012

        (d)    Changes in Internal Control Over Financial Reporting.    There have been no changes during the quarter ended February 3, 2012 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (a)    Information Regarding Directors and Executive Officers.    The information required by this Item 10 regarding our directors and director nominees is contained under the captions "Who are the nominees this year," "What are the backgrounds of this year's nominees," "Are there any familial relationships between any of the nominees," "How are directors identified and nominated," and "What particular experience, qualifications, attributes or skills led the Board of Directors to conclude that each nominee should serve as a director of Dollar General," all under the heading "Proposal 1: Election of Directors" in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on June 1, 2012 (the "2012 Proxy Statement"), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant," which information under such caption is incorporated herein by reference.

        (b)    Compliance with Section 16(a) of the Exchange Act.    Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2012 Proxy Statement, which information under such caption is incorporated herein by reference.

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

        (d)    Procedures for Shareholders to Nominate Directors.    There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's Board of Directors.

        (e)    Audit Committee Information.    Information required by this Item 10 regarding our audit committee and our audit committee financial expert is contained under the captions "Corporate Governance—Does the Board have standing Audit, Compensation and Nominating Committees" and "—Does Dollar General have an audit committee financial expert serving on its Audit Committee" in the 2012 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, and compensation committee interlocks and insider participation is contained under the captions "Director Compensation" and "Executive Compensation" in the 2012 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a)    Equity Compensation Plan Information.    The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of February 3, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	8,456,979	$11.12	19,338,127
Equity compensation plans not approved by security holders	—	—	—

Total(1)	8,456,979	$11.12	19,338,127

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

        (b)    Other Information.    The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption "Security Ownership" in the 2012 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption "Transactions with Management and Others" in the 2012 Proxy Statement, which information under such caption is incorporated herein by reference.

        The information required by this Item 13 regarding director independence is contained under the caption "Director Independence" in the 2012 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption "Fees Paid to Auditors" in the 2012 Proxy Statement, which information under such caption is incorporated herein by reference.

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

DOLLAR GENERAL CORPORATION
Date: March 22, 2012	By:	/s/ RICHARD W. DREILING Richard W. Dreiling, Chairman and Chief Executive Officer

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

Name	Title	Date

/s/ RICHARD W. DREILING RICHARD W. DREILING	Chairman & Chief Executive Officer (Principal Executive Officer)	March 22, 2012
/s/ DAVID M. TEHLE DAVID M. TEHLE	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2012
/s/ RAJ AGRAWAL RAJ AGRAWAL	Director	March 21, 2012
/s/ WARREN F. BRYANT WARREN F. BRYANT	Director	March 21, 2012
/s/ MICHAEL M. CALBERT MICHAEL M. CALBERT	Director	March 21, 2012
/s/ ADRIAN JONES ADRIAN JONES	Director	March 21, 2012

Name	Title	Date

/s/ WILLIAM C. RHODES, III WILLIAM C. RHODES, III	Director	March 21, 2012
/s/ DAVID B. RICKARD DAVID B. RICKARD	Director	March 21, 2012

 EXHIBIT INDEX

3.1	Amended and Restated Charter of Dollar General Corporation (incorporated by reference to Exhibit 3.1 to Dollar General Corporation's Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))
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
4.4
Senior Subordinated Indenture, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.9 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.5	Form of 11.875% / 12.625% Senior Subordinated Toggle Notes due 2017 (included in Exhibit 4.4)
4.6
First Supplemental Indenture to the Senior Subordinated Indenture, dated as of September 25, 2007, between DC Financial, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.16 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.7
Second Supplemental Indenture to the Senior Subordinated Indenture, dated as of December 31, 2007, between Retail Risk Solutions, LLC, the Guaranteeing Subsidiary, and U.S. Bank National Association (the successor trustee), as trustee (incorporated by reference to Exhibit 4.33 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.8
Third Supplemental Indenture to the Senior Subordinated Indenture, dated as of March 23, 2009, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.23 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.9
Fourth Supplemental Indenture to the Senior Subordinated Indenture, dated as of March 25, 2010, between the Guaranteeing Subsidiaries referenced therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.25 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799)

4.10	Fifth Supplemental Indenture to the Senior Subordinated Indenture, dated as of August 30, 2010, among Retail Property Investments, LLC and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.56 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.11
Registration Rights Agreement, dated July 6, 2007, among Buck Acquisition Corp., Dollar General Corporation, the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.10 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.12
Registration Rights Agreement, dated July 6, 2007, among Buck Holdings, L.P., Buck Holdings, LLC, Dollar General Corporation and Shareholders named therein (incorporated by reference to Exhibit 4.18 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.13
Credit Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Borrower, Citicorp North America, Inc., as Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.14
Guarantee to the Credit Agreement, dated as of July 6, 2007, among certain domestic subsidiaries of Dollar General Corporation, as Guarantors and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.3 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.15
Supplement No.1, dated as of September 11, 2007, to the Guarantee to the Credit Agreement, between DC Financial, LLC, as New Guarantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.23 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.16
Supplement No. 2, dated as of December 31, 2007, to the Guarantee to the Credit Agreement, between Retail Risk Solutions, LLC, as New Guarantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.34 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.17
Supplement No. 3, dated as of March 23, 2009, to the Guarantee to the Credit Agreement, between the New Guarantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.30 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.18
Supplement No. 4, dated as of March 25, 2010, to the Guarantee to the Credit Agreement, between the New Guarantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.33 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.19
Supplement No. 5 to the Guarantee to the Credit Agreement, dated as of August 30, 2010, by and between Retail Property Investments, LLC and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.57 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))

4.20	Security Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Grantors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.4 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.21
Supplement No.1, dated as of September 11, 2007, to the Security Agreement, between DC Financial, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.25 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.22
Supplement No. 2, dated as of December 31, 2007, to the Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.35 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.23
Supplement No. 3, dated as of March 23, 2009, to the Security Agreement, between the New Grantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.34 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.24
Supplement No. 4, dated as of March 25, 2010, to the Security Agreement, between the New Grantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.25
Supplement No. 5 to the Security Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.58 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.26
Pledge Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Pledgors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.5 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.27
Supplement No.1, dated as of September 11, 2007, to the Pledge Agreement, between DC Financial, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.27 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.28
Supplement No. 2, dated as of December 31, 2007, to the Pledge Agreement, between Retail Risk Solutions, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.36 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.29
Supplement No. 3, dated as of March 23, 2009, to the Pledge Agreement, between the Additional Pledgors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.30
Supplement No. 4, dated as of March 25, 2010, to the Pledge Agreement, between the Additional Pledgors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.43 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))

4.31	Supplement No. 5 to the Pledge Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.59 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.32
ABL Credit Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, The CIT Group/Business Credit Inc., as ABL Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.6 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.33
Appointment of Successor Agent and Amendment No. 1 to the ABL Credit Agreement entered into as of July 31, 2009, by and among The CIT Group/Business Credit, Inc., Wells Fargo Retail Finance, LLC, Dollar General Corporation and the Subsidiary Borrowers and the Lenders signatory thereto (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated July 31, 2009, filed with the SEC on August 4, 2009 (file no. 001-11421))
4.34
Guarantee, dated as of September 11, 2007, to the ABL Credit Agreement, between DC Financial, LLC and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.29 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.35
Supplement No. 1, dated as of December 31, 2007, to the Guarantee to the ABL Credit Agreement, between Retail Risk Solutions, LLC, as New Guarantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.37 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.36
Supplement No. 2, dated as of March 23, 2009, to the Guarantee to the ABL Credit Agreement, between the New Guarantors referenced therein and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.42 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.37
Supplement No. 3, dated as of March 30, 2010, to the Guarantee to the ABL Credit Agreement, between the New Guarantors referenced therein and Wells Fargo Retail Finance, LLC, as ABL Collateral Agent (incorporated by reference to Exhibit 4.49 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.38
Supplement No. 4 to the Guarantee to the ABL Credit Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Wells Fargo Retail Finance, LLC, as Collateral Agent (incorporated by reference to Exhibit 4.60 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.39
ABL Security Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, collectively the Grantors, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.7 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.40
Supplement No. 1, dated as of September 11, 2007, to the ABL Security Agreement, between DC Financial, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.31 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))

4.41	Supplement No. 2, dated as of December 31, 2007, to the ABL Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.42
Supplement No. 3, dated as of March 23, 2009, to the ABL Security Agreement, between the New Grantors referenced therein and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.46 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.43
Supplement No. 4, dated as of March 30, 2010, to the ABL Security Agreement, between the New Grantors referenced therein and Wells Fargo Retail Finance, LLC, as ABL Collateral Agent (incorporated by reference to Exhibit 4.54 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.44
Supplement No. 5 to the Security Agreement to the ABL Credit Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Wells Fargo Retail Finance, LLC, as Collateral Agent (incorporated by reference to Exhibit 4.61 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
10.1
Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its affiliates (as approved by shareholders on October 23, 2009) ((incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))*
10.2
Form of Stock Option Agreement between Dollar General Corporation and certain officers of Dollar General Corporation granting stock options pursuant to the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.3
Form of Option Rollover Agreement between Dollar General Corporation and certain officers of Dollar General Corporation (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.4
Form of Stock Option Agreement, adopted on May 24, 2011, for Stock Option Grants to Certain Newly Hired and Promoted Employees under the Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421)) *
10.4
Waiver of Certain Limitations Pertaining to Options Previously Granted under the Amended and Restated 2007 Stock Incentive Plan, effective August 26, 2010 (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2010, filed with the SEC on August 31, 2010 (file no. 001-11421))*
10.5
Form of Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and certain officers of Dollar General Corporation (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*

10.6	Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (July 2007 grant group) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2009, filed with the SEC on December 12, 2009 (file no. 001-11421))*
10.7
Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (post-July 2007 grant group) (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2009, filed with the SEC on December 12, 2009 (file no. 001-11421))*
10.8
Second Amendment to Management Stockholder's Agreements, effective June 3, 2010 (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, filed with the SEC on June 8, 2010 (file no. 001-11421))*
10.9
Form of Director Restricted Stock Unit Award Agreement in connection with restricted stock unit grants made to outside directors prior to May 24, 2011 pursuant to the Company's Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
10.10
Form of Restricted Stock Unit Award Agreement, adopted on May 24, 2011, for Grants to Non-Employee Directors under the Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))
10.11
Form of Director Stock Option Agreement in connection with option grants made to outside directors pursuant to the Company's Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
10.12
1998 Stock Incentive Plan (As Amended and Restated effective as of May 31, 2006) (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated May 31, 2006, filed with the SEC on June 2, 2006 (file no. 001-11421))*
10.13
Amendment to Dollar General Corporation 1998 Stock Incentive Plan, effective November 28, 2006 (incorporated by reference to Exhibit 10.8 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007 (file no. 001-11421))*
10.14
Amendment to Dollar General Corporation 1998 Stock Incentive Plan, effective August 26, 2010 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2010, filed with the SEC on August 31, 2010 (file no. 001-11421))*
10.15
Form of Stock Option Grant Notice in connection with option grants made pursuant to the 1998 Stock Incentive Plan (incorporated by reference to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended July 29, 2005, filed with the SEC on August 25, 2005 (file no. 001-11421))*
10.16
Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*

10.17	First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.18
Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*
10.19
Amended and Restated Dollar General Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464)) *
10.20
Dollar General Corporation 2011 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))*
10.21
Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.19 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file no. 001-11421))*
10.22
Dollar General Corporation Domestic Relocation Policy for Officers (incorporated by reference to Exhibit 10.21 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.23	Summary of Non-Employee Director Compensation effective February 4, 2012
10.24
Amended and Restated Employment Agreement effective April 23, 2010, by and between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 99.1 to Dollar General Corporation's Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file no. 001-11421))*
10.25
Stock Option Agreement, dated as of January 21, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.29 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.26
Stock Option Agreement dated April 23, 2010, by and between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file no. 001-11421))*
10.27
Restricted Stock Award Agreement, effective as of January 21, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.32 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.28
Management Stockholder's Agreement, dated as of January 21, 2008, among Dollar General Corporation, Buck Holdings, L.P. and Richard Dreiling (incorporated by reference to Exhibit 10.30 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*

10.29	Employment Agreement effective April 1, 2009, by and between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 99.1 to Dollar General Corporation's Current Report on Form 8-K dated March 30, 2009, filed with the SEC on April 3, 2009 (file no. 001-11421))*
10.30
Employment Agreement effective April 1, 2009, by and between Dollar General Corporation and Kathleen R. Guion (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated March 30, 2009, filed with the SEC on April 3, 2009 (file no. 001-11421))*
10.31
Employment Agreement, effective December 1, 2011, by and between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2011, filed with the SEC on December 5, 2011 (file no. 001-11421))*
10.32
Stock Option Agreement, dated December 19, 2008, between Dollar General Corporation and Todd Vasos (incorporated by reference to Exhibit 10.36 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 29, 2010, filed with the SEC on March 24, 2009 (file no. 001-11421))*
10.33
Management Stockholder's Agreement, dated December 19, 2008, among Dollar General Corporation, Buck Holdings, L.P., and Todd Vasos (incorporated by reference to Exhibit 10.37 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 29, 2010, filed with the SEC on March 24, 2009 (file no. 001-11421))*
10.34
Employment Agreement, effective March 24, 2010, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.33 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.35
Stock Option Agreement, dated as of August 28, 2008, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.34 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.36
Stock Option Agreement, dated as of May 28, 2009, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.35 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.37
Stock Option Agreement, dated as of March 24, 2010, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.36 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.38
Subscription Agreement entered into as of March 24, 2010, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.37 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.39
Management Stockholder's Agreement, dated as of August 28, 2008, by and between Dollar General Corporation, Buck Holdings, L.P., and John Flanigan (incorporated by reference to Exhibit 10.38 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*

10.40	Employment Agreement, effective March 24, 2010, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.39 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.41
Stock Option Agreement, dated as of August 28, 2008, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.40 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.42
Stock Option Agreement, dated as of December 19, 2008, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.41 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.43
Stock Option Agreement, dated as of March 24, 2010, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.42 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.44
Subscription Agreement entered into as of December 19, 2008 by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.43 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.45
Management Stockholder's Agreement entered into as of August 28, 2008 among Dollar General Corporation, Buck Holdings, L.P., and Robert Ravener (incorporated by reference to Exhibit 10.44 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.46	Employment Agreement, effective April 1, 2009, by and between Dollar General Corporation and Susan S. Lanigan*
10.47
Retirement Agreement, dated as of July 20, 2011, by and between Kathleen Guion and Dollar General Corporation (incorporated by reference to Exhibit 99 to Dollar General Corporation's Form 8-K dated July 20, 2011 (file no. 001-11421))*
10.48
Share Repurchase Agreement dated as of December 4, 2011 by and among Buck Holdings, L.P. and Dollar General Corporation (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2011, filed with the SEC on December 5, 2011 (file no. 001-11421))
10.49
Indemnification Agreement, dated July 6, 2007, among Buck Holdings, L.P., Dollar General Corporation, Kohlberg Kravis Roberts & Co L.P., and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.26 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
10.50
Indemnification Priority and Information Sharing Agreement, dated as of June 30, 2009, among Kohlberg Kravis Roberts & Co. L.P., the funds named therein and Dollar General Corporation (incorporated by reference to Exhibit 10.42 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
12	Calculation of Fixed Charge Ratio
21	List of Subsidiaries of Dollar General Corporation

23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney (included as part of the signature pages hereto)
31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)
32	Certifications of CEO and CFO under 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Management Contract or Compensatory Plan