Form 10-Q
period 2012-05-04
DOLLAR GENERAL CORP
filed 2012-06-04
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2012

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

The registrant had 332,326,972 shares of common stock outstanding on May 31, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 4, 2012	February 3, 2012
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$132,530	$126,126
Merchandise inventories	2,000,864	2,009,206
Income taxes receivable	5,210	—
Prepaid expenses and other current assets	135,131	139,742
Total current assets	2,273,735	2,275,074
Net property and equipment	1,878,172	1,794,960
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,231,866	1,235,954
Other assets, net	47,846	43,943
Total assets	$9,770,208	$9,688,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$459	$590
Accounts payable	985,924	1,064,087
Accrued expenses and other	360,349	397,075
Income taxes payable	50,355	44,428
Deferred income taxes	14,166	3,722
Total current liabilities	1,411,253	1,509,902
Long-term obligations	2,880,920	2,617,891
Deferred income taxes	649,532	656,996
Other liabilities	231,427	229,149

Commitments and contingencies

Redeemable common stock	5,644	6,087

Shareholders’ equity:
Preferred stock	—	—
Common stock	290,782	295,828
Additional paid-in capital	2,967,014	2,960,940
Retained earnings	1,336,298	1,416,918
Accumulated other comprehensive loss	(2,662)	(5,191)
Total shareholders’ equity	4,591,432	4,668,495
Total liabilities and shareholders’ equity	$9,770,208	$9,688,520

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	May 4, 2012	April 29, 2011
Net sales	$3,901,205	$3,451,697
Cost of goods sold	2,672,949	2,364,300
Gross profit	1,228,256	1,087,397
Selling, general and administrative expenses	843,932	765,779
Operating profit	384,324	321,618
Interest expense	37,074	65,572
Other (income) expense	1,671	2,272
Income before income taxes	345,579	253,774
Income tax expense	132,164	96,805
Net income	$213,415	$156,969

Earnings per share:
Basic	$0.64	$0.46
Diluted	$0.63	$0.45

Weighted average shares:
Basic	336,080	341,522
Diluted	339,490	345,393

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 4, 2012	April 29, 2011
Comprehensive income	$215,944	$161,669

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 4, 2012	April 29, 2011

Cash flows from operating activities:
Net income	$213,415	$156,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,271	67,486
Deferred income taxes	(1,119)	7,393
Tax benefit of stock options	(18,589)	(434)
Loss on debt retirement, net	1,629	2,167
Noncash share-based compensation	4,759	3,519
Other noncash gains and losses	2,828	4,574
Change in operating assets and liabilities:
Merchandise inventories	6,499	(5,275)
Prepaid expenses and other current assets	5,370	(32,369)
Accounts payable	(82,227)	(25,922)
Accrued expenses and other liabilities	(30,218)	38,810
Income taxes	19,306	6,671
Other	(1,285)	(17)
Net cash provided by operating activities	192,639	223,572

Cash flows from investing activities:
Purchases of property and equipment	(145,857)	(91,958)
Proceeds from sales of property and equipment	119	367
Net cash used in investing activities	(145,738)	(91,591)

Cash flows from financing activities:
Repayments of long-term obligations	(202)	(27,151)
Borrowings under revolving credit facility	584,900	—
Repayments of borrowings under revolving credit facility	(321,800)	—
Debt issue costs	(7,663)	—
Repurchase of common stock from principal shareholder	(300,000)	—
Equity transactions with employees, net of taxes paid	(14,321)	(247)
Tax benefit of stock options	18,589	434
Net cash used in financing activities	(40,497)	(26,964)

Net increase in cash and cash equivalents	6,404	105,017
Cash and cash equivalents, beginning of period	126,126	497,446
Cash and cash equivalents, end of period	$132,530	$602,463

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$39,726	$35,649

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of February 3, 2012 which has been derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2012 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2012 fiscal year will be a 52-week accounting period ending on February 1, 2013 and the 2011 fiscal year was a 53-week accounting period that ended on February 3, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 4, 2012 and results of operations for the 13-week accounting periods ended May 4, 2012 and April 29, 2011 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded LIFO provisions of $1.6 million and $3.6 million in the 13-week periods ended May 4, 2012 and April 29, 2011, respectively. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

2.                                      Common stock transactions

On November 30, 2011, the Company’s Board of Directors authorized a $500 million common stock repurchase program. Under the program, shares of the Company’s common stock may be repurchased from time to time in open market transactions or in privately negotiated purchases, which could include repurchases from Buck Holdings, L.P. (which is controlled by affiliates of Kohlberg Kravis Roberts & Co., L.P. (“KKR”) and Goldman Sachs & Co.) or other related parties if appropriate. The timing and actual number of shares purchased will depend on a variety of factors, such as price, market conditions and other factors. Repurchases under the program may be funded from available cash or borrowings under the Company’s revolving credit facility. The repurchase authorization has no expiration date. In connection with the repurchase program, on April 2, 2012, the Company repurchased 6,817,311 shares from Buck Holdings, L.P. for $300 million. As of May 4, 2012, the remaining authorization under the repurchase program is $15 million.

3.                                      Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 4, 2012			13 Weeks Ended April 29, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$213,415	336,080	$0.64	$156,969	341,522	$0.46
Effect of dilutive share-based awards		3,410			3,871
Diluted earnings per share	$213,415	339,490	$0.63	$156,969	345,393	$0.45

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.5 million and 0.4 million in the 2012 and 2011 periods, respectively.

4.                                      Income taxes

Under the accounting standards for income taxes, the asset and liability method is used for computing the future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.

Income tax reserves are determined using the methodology established by accounting standards for income taxes which require companies to assess each income tax position taken using a two-step approach. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.

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

As of May 4, 2012, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $37.9 million, $1.5 million and $0.3 million, respectively, for a total of $39.7 million. Of this amount, $0.3 million and $38.1 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet with the remaining $1.3 million reducing deferred tax assets related to net operating loss carry forwards.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $26.2 million in the coming twelve months principally as a result of the settlement of currently ongoing income tax examinations. As of May 4, 2012, approximately $37.9 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended May 4, 2012 was 38.2% compared to a rate of 38.1% for the 13-week period ended April 29, 2011. Increases in the effective tax rate associated with the expiration of various federal jobs credits for workers hired after December 31, 2011 (primarily the Work Opportunity Tax Credit) as well as the expiration of the Hire Act’s Retention Credit were offset by decreases associated with the adjustment of accruals related to the IRS examination of the Company’s federal income tax returns for fiscal years 2006 through 2008 and the reversal of state income tax reserves due to an audit settlement.

5.                                      Current and long-term obligations

On March 15, 2012, the Company’s senior secured asset based revolving credit facility was amended and restated (the “ABL Facility”).  The maturity date was extended to July 6, 2014 and the total commitment was increased to $1.2 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. At May 4, 2012, the applicable margin for borrowings under the ABL Facility was 1.50% for LIBOR borrowings and 0.50% for base-rate borrowings, and the commitment fee for any unutilized commitments was 0.375%. The applicable margins for borrowings and the commitment fees under the ABL Facility are subject to adjustment each quarter, based on average daily excess availability under the ABL Facility.  The Company also must pay customary letter of credit fees. The Company capitalized $2.6 million of debt issue costs, and incurred a pretax loss of $1.6 million for the write off of a portion of existing debt issue costs associated with the amendment, which is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 13-week period ended May 4, 2012.

On March 30, 2012, the Company’s $1.964 billion senior secured term loan facility was amended and restated (the “Term Loan Facility”).  Pursuant to the amendment, the maturity date for $879.7 million of the Term Loan Facility was extended from July 6, 2014 to July 6, 2017. The applicable margin for borrowings under the Term Loan Facility remains unchanged. The Company capitalized $5.2 million of debt issue costs associated with the amendment.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of May 4, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 7, in Level 2 of the fair value hierarchy. The Company’s long-term obligations classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements categorized within Level 3 as of May 4, 2012.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 4, 2012
Assets:
Trading securities (a)	$6,675	$—	$—	$6,675
Liabilities:
Long-term obligations (b)	2,904,606	19,382	—	2,923,988
Derivative financial instruments (c)	—	6,764	—	6,764
Deferred compensation (d)	20,919	—	—	20,919

(a)          Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $1,637 and Other assets, net of $5,038.

(b)         Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $459 and Long-term obligations of $2,880,920.

(c)          Reflected in the condensed consolidated balance sheet as Accrued expenses and other current liabilities.

(d)         Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $1,679 and non-current Other liabilities of $19,240.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week periods ended May 4, 2012 and April 29, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of May 4, 2012, the Company had three interest rate swaps with a combined notional value of $506.7 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 52-week period, the Company estimates that an additional $4.4 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of May 4, 2012, and April 29, 2011, the Company had no such non-designated hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of May 4, 2012 and February 3, 2012:

(in thousands)	May 4, 2012	February 3, 2012
Derivatives Designated as Hedging Instruments
Interest rate swaps classified in current liabilities as Accrued expenses and other	$6,764	$10,820

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statements of comprehensive income for the 13-week periods ended May 4, 2012 and April 29, 2011:

	13 Weeks Ended
(in thousands)	May 4, 2012	April 29, 2011
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in OCI	$36	$1,603
Loss related to effective portion of derivative reclassified from Accumulated OCI to Interest expense	$4,185	$9,319
Loss related to ineffective portion of derivative recognized in Other (income) expense	$42	$106

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of May 4, 2012, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $7.0 million. If the Company had breached any of these provisions at May 4, 2012, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $7.0 million. As of May 4, 2012, the Company had not breached any of these provisions or posted any collateral related to these agreements.

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

Except as to certain limited fact discovery, the discovery period has closed.  On April 2, 2012, the Company filed its decertification motion.  Plaintiff’s response to that motion was filed on May 9, 2012.  No deadline currently exists for potentially dispositive motions, and the Court has not set a trial date.

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

The parties agreed to mediate this action, and the court stayed the action pending the results of the mediation.  The mediation occurred in March and April, 2011, at which time the Company reached an agreement in principle to settle the matter on behalf of the entire putative class. The proposed settlement, which has received preliminary approval from the court, provides for both monetary and equitable relief. Under the preliminarily approved terms, $15.5 million will be paid into a fund for the class members that will be apportioned and paid out to individual members (less any additional attorneys’ fees or litigation costs approved by the court), upon submission of a valid claim. An additional $3.25 million will be paid for plaintiffs’ legal fees and costs.  Of the total $18.75 million, the Company’s Employment Practices Liability Insurance (“EPLI”) carrier paid approximately $15.9 million in the first quarter of 2012 to a third party claims administrator to disburse the funds, per the settlement terms, to claimants and counsel pending final approval from the court, which represented the balance remaining of the $20 million EPLI policy covering the claims.The Company paid approximately $2.8 million to the third party claims administrator.  In addition, the Company agreed to make, and, effective April 1, 2012, has made, certain adjustments to its pay setting policies and procedures for new store managers.  A hearing regarding final approval of the settlement is scheduled for July 23, 2012.  Because it deemed settlement probable and estimable, the Company accrued for the net settlement as well as for certain additional anticipated fees related thereto during the first quarter of 2011, and concurrently recorded a receivable of approximately $15.9 million from its EPLI carrier. Due to the payments described above, the accrual and receivable were each relieved during the first quarter of 2012.

At this time, although probable it is not certain that the court will grant final approval to the settlement. If it does not, and the case proceeds, it is not possible at this time to predict whether the court ultimately will permit the action to proceed collectively under the Equal Pay Act or as a class under Title VII. Although the Company intends to vigorously defend the action, no assurances can be given that it would be successful in the defense on the merits or otherwise. At this stage in the proceedings, the Company cannot estimate either the size of any potential class or the value of the claims raised in this action if it proceeds. For these reasons, the Company is unable to estimate any potential loss or range of loss in such a scenario; however, if the Company is not successful in defending this action, its resolution could have a material adverse effect on the Company’s financial statements as a whole.

On April 9, 2012, the Company was served with a lawsuit filed in the United States District Court for the Eastern District of Virginia entitled Jonathan Marcum v. Dolgencorp. Inc. (Civil Action No. 3:12-cv-00108-JRS) in which the plaintiff, whose conditional offer of employment was rescinded, alleges defamation and that certain of the Company’s background check procedures violate the Fair Credit Reporting Act (“FCRA”).  According to the complaint, the plaintiff seeks to represent a putative class of applicants in connection with his FCRA claims.  The Company’s response to the complaint is due to be filed on June 15, 2012.

At this time, it is not possible to predict whether the court ultimately will permit the action to proceed as a class under the FCRA.  Although the Company intends to vigorously defend the action, no assurances can be given that it will be successful in the defense on the merits or otherwise.  At this stage in the proceedings, the Company cannot estimate either the size of any potential class or the value of the claims raised by the plaintiff.  For these reasons, the Company is unable to estimate any potential loss or range of loss in such a scenario; however, if the Company is not successful in defending this action, its resolution could have a material adverse effect on the Company’s financial statements as a whole.

In September 2011, the Chicago Regional Office of the United States Equal Employment Opportunity Commission (“EEOC” or “Commission”) notified the Company of a cause finding related to the Company’s criminal background check policy.  The cause finding alleges that Dollar General’s criminal background check policy, which excludes from employment individuals with certain criminal convictions for specified periods, has a disparate impact on African-American candidates and employees in violation of Title VII of the Civil Rights Act of 1964, as amended.

The Company and the EEOC have been engaged in the statutorily required conciliation process.  Although the Company will continue to conciliate in good faith, it believes that its criminal background check process is both lawful and necessary to a safe environment for its employees and customers and the protection of its assets and shareholders’ investments.

Based on the Commission’s recent conciliation demands, the Company is not optimistic regarding the likelihood that the conciliation process will be successful.  If it is not, litigation may ensue.  The Company does not believe that this matter would be amenable to class or similar treatment; however, because at this time the Company cannot estimate or determine the form that any ultimate litigation would take, the size of any putative class or the damages or other recoveries that would be sought, it cannot estimate the potential exposure.  If the matter were to proceed successfully as a class or similar action, it could have a material impact on the Company’s financial statements as a whole.

On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) (“Winn-Dixie”) in which the plaintiffs allege that the sale of food and other items in approximately 55 of the Company’s stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs’ stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers.  Plaintiffs seek damages and an injunction limiting the sale of food and other items in those stores.  Although plaintiffs have not made a demand for any specific amount of damages at this point in the proceeding, documents prepared and produced by plaintiffs during discovery suggest that plaintiffs seek as much as $47 million although the court limited their ability to prove such damages. The Company has vigorously defended the Winn-Dixie matter and views that sum as wholly without basis and unsupported by the law and the facts. The various leases involved in the matter are unique in their terms and/or the factual circumstances surrounding them, and, in some cases, the stores named by plaintiffs are not now and have never been co-located with plaintiffs’ stores. The court granted the Company’s motion challenging the admissibility of plaintiffs’ damages expert, precluding the expert from testifying. The case was consolidated with similar cases against Big Lots and Dollar Tree, and a non-jury trial commenced on May 14, 2012 and presentation of evidence concluded on May 22, 2012. To date, no judgment has been issued. At this time, no assurances can be given that the Company will be successful in its defense of the action on the merits or otherwise.  If the Company is not successful in defending the Winn-Dixie matter, the outcome could have a material adverse effect on the Company’s financial statements as a whole.

In 2008, the Company terminated an interest rate swap as a result of the counterparty’s declaration of bankruptcy and made a cash payment of $7.6 million to settle the swap. On May 14, 2010, the Company received a demand from the counterparty for an additional payment of approximately $19 million plus interest. In April 2011, the Company reached a settlement with the counterparty under which the Company paid an additional $9.85 million in exchange for a full release. The Company accrued the settlement amount along with additional expected fees and costs related thereto in the first quarter of 2011. The settlement was finalized and the payment was made in May 2011.

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

9.             Related party transactions

Affiliates of KKR and Goldman, Sachs & Co. indirectly own a substantial portion of the Company’s common stock. Two of KKR’s members and a Managing Director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

Affiliates of KKR and Goldman, Sachs & Co. (among other entities) are or may be lenders under the Company’s Term Loan Facility and ABL Facility discussed in further detail in Note 5. The Company made interest payments of approximately $16.1 million and $21.9 million on the Term Loan Facility and $1.0 million and zero on the ABL Facility during the 13-week periods ended May 4, 2012 and April 29, 2011, respectively.

Goldman, Sachs & Co. is a counterparty to an amortizing interest rate swap with a $103.3 million notional amount as of May 4, 2012, entered into in connection with the Term Loan Facility. The Company paid Goldman, Sachs & Co. approximately $1.3 million and $7.3 million in the 13-week periods ended May 4, 2012 and April 29, 2011, respectively, pursuant to this swap.

Affiliates of KKR and Goldman, Sachs & Co. served as underwriters in connection with the secondary offering of the Company’s common stock held by certain existing shareholders that was completed in April 2012. The Company did not sell shares of common stock, receive proceeds from such shareholders’ sales of shares of common stock or pay any underwriting fees in connection with the secondary offering. Certain members of the Company’s management exercised registration rights in connection with such offering.

The Company repurchased common stock held by Buck Holdings, L.P. (which is controlled by affiliates of KKR and Goldman Sachs & Co) during the first quarter of 2012 as further discussed in Note 2.

10.          Segment reporting

The Company manages its business on the basis of one reportable segment. As of May 4, 2012, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. Net sales grouped by classes of similar products are presented below.

	13 Weeks Ended
(in thousands)	May 4, 2012	April 29, 2011
Classes of similar products:
Consumables	$2,877,282	$2,529,070
Seasonal	524,493	457,057
Home products	258,998	234,208
Apparel	240,432	231,362
Net sales	$3,901,205	$3,451,697

11.          Subsequent event

In May 2012, the Company entered into interest rate swaps with a total notional amount of $875.0 million in order to mitigate a portion of the variable rate interest exposure under the Term Loan Facility. These swaps have an effective date of May 31, 2012 and are scheduled to mature on May 29, 2015. The terms of the agreements resulted in the swap of one month LIBOR rates for a fixed interest rate, which is expected to result in the payment of an all-in fixed rate of 3.34% on the notional amount through the date of maturity.

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

	May 4, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$1,156	$108,118	$23,256	$—	$132,530
Merchandise inventories	—	2,000,864	—	—	2,000,864
Income taxes receivable	—	5,210	—	—	5,210
Deferred income taxes	415	—	21,848	(22,263)	—
Prepaid expenses and other current assets	579,120	4,881,080	10,058	(5,335,127)	135,131
Total current assets	580,691	6,995,272	55,162	(5,357,390)	2,273,735
Net property and equipment	113,770	1,764,235	167	—	1,878,172
Goodwill	4,338,589	—	—	—	4,338,589
Other intangible assets, net	1,199,700	32,166	—	—	1,231,866
Deferred income taxes	—	—	50,136	(50,136)	—
Other assets, net	6,904,676	13,656	324,593	(7,195,079)	47,846

Total assets	$13,137,426	$8,805,329	$430,058	$(12,602,605)	$9,770,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$459	$—	$—	$459
Accounts payable	4,831,858	1,423,354	51,904	(5,321,192)	985,924
Accrued expenses and other	56,163	255,641	62,480	(13,935)	360,349
Income taxes payable	21,425	—	28,930	—	50,355
Deferred income taxes	—	36,429	—	(22,263)	14,166
Total current liabilities	4,909,446	1,715,883	143,314	(5,357,390)	1,411,253
Long-term obligations	3,142,575	3,431,603	—	(3,693,258)	2,880,920
Deferred income taxes	435,666	264,002	—	(50,136)	649,532
Other liabilities	52,663	35,310	143,454	—	231,427

Redeemable common stock	5,644	—	—	—	5,644

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	290,782	23,855	100	(23,955)	290,782
Additional paid-in capital	2,967,014	431,253	19,900	(451,153)	2,967,014
Retained earnings	1,336,298	2,903,423	123,290	(3,026,713)	1,336,298
Accumulated other comprehensive loss	(2,662)	—	—	—	(2,662)
Total shareholders’ equity	4,591,432	3,358,531	143,290	(3,501,821)	4,591,432

Total liabilities and shareholders’ equity	$13,137,426	$8,805,329	$430,058	$(12,602,605)	$9,770,208

	February 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$1,844	$102,627	$21,655	$—	$126,126
Merchandise inventories	—	2,009,206	—	—	2,009,206
Deferred income taxes	10,078	—	21,729	(31,807)	—
Prepaid expenses and other current assets	551,457	4,685,263	5,768	(5,102,746)	139,742
Total current assets	563,379	6,797,096	49,152	(5,134,553)	2,275,074
Net property and equipment	113,661	1,681,072	227	—	1,794,960
Goodwill	4,338,589	—	—	—	4,338,589
Other intangible assets, net	1,199,200	36,754	—	—	1,235,954
Deferred income taxes	—	—	49,531	(49,531)	—
Other assets, net	6,575,574	13,260	323,736	(6,868,627)	43,943

Total assets	$12,790,403	$8,528,182	$422,646	$(12,052,711)	$9,688,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$590	$—	$—	$590
Accounts payable	4,654,237	1,451,277	52,362	(5,093,789)	1,064,087
Accrued expenses and other	79,010	264,575	62,447	(8,957)	397,075
Income taxes payable	12,972	5,013	26,443	—	44,428
Deferred income taxes	—	35,529	—	(31,807)	3,722
Total current liabilities	4,746,219	1,756,984	141,252	(5,134,553)	1,509,902
Long-term obligations	2,879,475	3,340,075	—	(3,601,659)	2,617,891
Deferred income taxes	435,791	270,736	—	(49,531)	656,996
Other liabilities	54,336	33,156	141,657	—	229,149

Redeemable common stock	6,087	—	—	—	6,087

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	295,828	23,855	100	(23,955)	295,828
Additional paid-in capital	2,960,940	431,253	19,900	(451,153)	2,960,940
Retained earnings	1,416,918	2,672,123	119,737	(2,791,860)	1,416,918
Accumulated other comprehensive loss	(5,191)	—	—	—	(5,191)
Total shareholders’ equity	4,668,495	3,127,231	139,737	(3,266,968)	4,668,495

Total liabilities and shareholders’ equity	$12,790,403	$8,528,182	$422,646	$(12,052,711)	$9,688,520

	For the 13-weeks ended May 4, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF COMPREHENSIVE INCOME:
Net sales	$83,250	$3,901,205	$23,331	$(106,581)	$3,901,205
Cost of goods sold	—	2,672,949	—	—	2,672,949
Gross profit	83,250	1,228,256	23,331	(106,581)	1,228,256
Selling, general and administrative expenses	75,682	851,948	22,883	(106,581)	843,932
Operating profit	7,568	376,308	448	—	384,324
Interest income	(9,951)	(8,576)	(5,002)	23,529	—
Interest expense	51,106	9,489	8	(23,529)	37,074
Other (income) expense	1,671	—	—	—	1,671
Income (loss) before income taxes	(35,258)	375,395	5,442	—	345,579
Income tax expense (benefit)	(13,820)	144,095	1,889	—	132,164
Equity in subsidiaries’ earnings, net of taxes	234,853	—	—	(234,853)	—
Net income	$213,415	$231,300	$3,553	$(234,853)	$213,415
Comprehensive income	$215,944	$231,300	$3,553	$(234,853)	$215,944

	For the 13-weeks ended April 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF COMPREHENSIVE INCOME:
Net sales	$87,517	$3,451,697	$18,814	$(106,331)	$3,451,697
Cost of goods sold	—	2,364,300	—	—	2,364,300
Gross profit	87,517	1,087,397	18,814	(106,331)	1,087,397
Selling, general and administrative expenses	79,561	774,568	17,981	(106,331)	765,779
Operating profit	7,956	312,829	833	—	321,618
Interest income	(12,422)	(3,981)	(5,228)	21,631	—
Interest expense	74,746	12,451	6	(21,631)	65,572
Other (income) expense	2,272	—	—	—	2,272
Income (loss) before income taxes	(56,640)	304,359	6,055	—	253,774
Income tax expense (benefit)	(20,444)	115,046	2,203	—	96,805
Equity in subsidiaries’ earnings, net of taxes	193,165	—	—	(193,165)	—
Net income	$156,969	$189,313	$3,852	$(193,165)	$156,969
Comprehensive income	$161,669	$189,313	$3,852	$(193,165)	$161,669

	For the 13 weeks ended May 4, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$213,415	$231,300	$3,553	$(234,853)	$213,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,520	64,685	66	—	72,271
Deferred income taxes	5,439	(5,834)	(724)	—	(1,119)
Tax benefit of stock options	(18,589)	—	—	—	(18,589)
Loss on debt retirement, net	1,629	—	—	—	1,629
Noncash share-based compensation	4,759	—	—	—	4,759
Other noncash gains and losses	109	2,719	—	—	2,828
Equity in subsidiaries’ earnings, net	(234,853)	—	—	234,853	—
Change in operating assets and liabilities:
Merchandise inventories	—	6,499	—	—	6,499
Prepaid expenses and other current assets	17,405	(13,025)	990	—	5,370
Accounts payable	(6,888)	(75,139)	(200)	—	(82,227)
Accrued expenses and other liabilities	(25,442)	(6,606)	1,830	—	(30,218)
Income taxes	27,042	(10,223)	2,487	—	19,306
Other	(645)	(569)	(71)	—	(1,285)
Net cash provided by (used in) operating activities	(9,099)	193,807	7,931	—	192,639
Cash flows from investing activities:
Purchases of property and equipment	(3,831)	(142,020)	(6)	—	(145,857)
Proceeds from sales of property and equipment	12	107	—	—	119
Net cash used in investing activities	(3,819)	(141,913)	(6)	—	(145,738)
Cash flows from financing activities:
Repayments of long-term obligations	—	(202)	—	—	(202)
Borrowings under revolving credit facility	584,900	—	—	—	584,900
Repayments of borrowings under revolving credit facility	(321,800)	—	—	—	(321,800)
Debt issue costs	(7,663)	—	—	—	(7,663)
Repurchase of common stock from principal shareholder	(300,000)	—	—	—	(300,000)
Equity transactions with employees, net of taxes paid	(14,321)	—	—	—	(14,321)
Tax benefit of stock options	18,589	—	—	—	18,589
Changes in intercompany note balances, net	52,525	(46,201)	(6,324)	—	—
Net cash provided by (used in) financing activities	12,230	(46,403)	(6,324)	—	(40,497)
Net increase (decrease) in cash and cash equivalents	(688)	5,491	1,601	—	6,404
Cash and cash equivalents, beginning of period	1,844	102,627	21,655	—	126,126
Cash and cash equivalents, end of period	$1,156	$108,118	$23,256	$—	$132,530

	For the 13 weeks ended April 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$156,969	$189,313	$3,852	$(193,165)	$156,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,162	59,289	35	—	67,486
Deferred income taxes	3,719	7,910	(4,236)	—	7,393
Tax benefit of stock options	(434)	—	—	—	(434)
Loss on debt retirement, net	2,167	—	—	—	2,167
Noncash share-based compensation	3,519	—	—	—	3,519
Other noncash gains and losses	251	4,323	—	—	4,574
Equity in subsidiaries’ earnings, net	(193,165)	—	—	193,165	—
Change in operating assets and liabilities:
Merchandise inventories	—	(5,275)	—	—	(5,275)
Prepaid expenses and other current assets	(16,331)	(16,741)	703	—	(32,369)
Accounts payable	14,019	(39,326)	(615)	—	(25,922)
Accrued expenses and other liabilities	31,836	5,680	1,294	—	38,810
Income taxes	12,960	(12,470)	6,181	—	6,671
Other	(328)	308	3	—	(17)
Net cash provided by (used in) operating activities	23,344	193,011	7,217	—	223,572
Cash flows from investing activities:
Purchases of property and equipment	(9,973)	(81,966)	(19)	—	(91,958)
Proceeds from sales of property and equipment	—	367	—	—	367
Net cash used in investing activities	(9,973)	(81,599)	(19)	—	(91,591)
Cash flows from financing activities:
Repayments of long-term obligations	(26,750)	(401)	—	—	(27,151)
Equity transactions with employees, net of taxes paid	(247)	—	—	—	(247)
Tax benefit of stock options	434	—	—	—	434
Changes in intercompany note balances, net	29,981	(29,832)	(149)	—	—
Net cash provided by (used in) financing activities	3,418	(30,233)	(149)	—	(26,964)
Net increase (decrease) in cash and cash equivalents	16,789	81,179	7,049	—	105,017
Cash and cash equivalents, beginning of period	111,545	364,404	21,497	—	497,446
Cash and cash equivalents, end of period	$128,334	$445,583	$28,546	$—	$602,463

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of May 4, 2012, and the related condensed consolidated statements of income and comprehensive income for the thirteen-week periods ended May 4, 2012 and April 29, 2011, and the condensed consolidated statements of cash flows for the thirteen-week periods ended May 4, 2012 and April 29, 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar General Corporation as of February 3, 2012 and the related consolidated statements of income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein) and in our report dated March 22, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

June 4, 2012
Nashville, Tennessee

ITEM 2.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the year ended February 3, 2012. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 10,052 stores located in 40 states as of May 4, 2012, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The customers we serve are value-conscious, and Dollar General has always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, we have been operating in an environment with heightened economic challenges and uncertainties in recent years. Consumers are facing low rates of employment, fluctuating food, gasoline and energy costs, rising medical costs, and continued weakness in housing and consumer credit markets, and the timetable and strength of any economic recovery remains uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, our financial results have been strong, and we are optimistic with regard to executing our operating priorities in 2012.

At the beginning of 2008, we defined four operating priorities, which we remain keenly focused on executing. These priorities are: 1) drive productive sales growth, 2) increase our gross margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand Dollar General’s culture of serving others.

Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. In addition to our ongoing category management processes which help us determine the most productive merchandise offerings for our customers, sales growth initiatives for 2012 include: improvement in merchandise in-stock levels; further emphasis on the $1.00 price point; expansion of the number of coolers in approximately 1,200 existing stores; and the initial implementation of a merchandise allocation strategy based on store demographics. In addition, we expect our remodeled and relocated stores to enhance same-store sales growth. New store expansion is an important element of our overall growth strategy and currently includes expansion in several new markets, including portions of California, and the testing of larger store formats with expanded perishable foods. We opened a total of 625 new stores in 2011 and plan to open an additional 625 stores in 2012, of which 128 were opened in the 2012 first quarter.

Our second priority is to increase gross profit through effective category management, the expansion of private brand offerings, increased foreign sourcing, shrink reduction, distribution efficiencies and improvements to our pricing and markdown model, while remaining committed to our everyday low price strategy. Within our consumables category, we strive to offer the optimal balance of the most popular nationally advertised brands and our own private brands, which generally have higher gross profit rates than national brands. In recent years, sales growth in consumables, which generally have lower gross profit rates than non-consumables, has outpaced the growth in non-consumables, due to economic challenges faced by our customers which have impacted discretionary spending as well as our focus on expanding the consumables offerings in our stores. To some extent, the increased commodities costs we experienced in 2011 moderated in the 2012 first quarter, although we continued to see elevated costs of diesel fuel through the first quarter and we expect higher costs to remain. We opened two new distribution centers in the 2012 first quarter to help reduce the number of miles driven in connection with delivering merchandise to our stores.

Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extract costs that do not affect the customer experience. In 2012, we have additional opportunities to utilize the capabilities of our workforce management system, implemented in 2011, which assists us in improving our store standards and overall customer experience by utilizing store workforce hours more effectively. Also in 2011, we installed faster data transmission technology in our stores which we expect to create greater efficiencies in our retail store operations in 2012. In addition, we are in the early stages of implementing a comprehensive supply chain solution which we believe will help us improve our allocation of merchandise and reduce our overall costs of purchasing and delivering merchandise to our stores. This is a multi-year project which impacts the entire supply chain.

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

Focus on these priorities has resulted in improved performance in the first quarter of 2012 over the comparable 2011 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Total sales increased 13.0% to $3.90 billion. Sales in same-stores increased 6.7% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 53-week period ended May 4, 2012 were $216, up from $203 for the 52-week period ended April 29, 2011.

•                  Gross profit, as a percentage of sales, was 31.5% in both the 2012 and 2011 periods. The positive factors affecting the 2012 gross profit rate were effectively offset by several negative factors. The most significant factors positively affecting the gross profit rate were higher inventory markups, distribution and transportation efficiencies, inventory shrink reduction and a lower LIFO charge. The most significant factors negatively affecting the gross profit rate included increased apparel and other markdowns and a heavier consumables weighting within the sales mix.

•                  Selling, general and administrative expenses, or SG&A, as a percentage of sales, was 21.6% compared to 22.2% in the 2011 quarter, a decrease of 56 basis points. The 2011 quarter included expenses of $13.1 million, or 38 basis points, for the expected settlement of two legal matters. The remaining improvement in SG&A, as a percentage of sales, is primarily due to our increased sales, which combined with the impact of our new workforce management system, resulted in improved effectiveness of our store labor costs.

•                  Interest expense decreased by $28.5 million to $37.1 million in the 2012 first quarter. Total long-term obligations as of May 4, 2012 were $2.88 billion, a reduction of $382 million from the prior year.

•                  Net income was $213.4 million, or $0.63 per diluted share, compared to net income of $157.0 million, or $0.45 per diluted share, in the 2011 quarter. Diluted shares outstanding decreased by 5.9 million shares, reflecting the impact of repurchases of 11.7 million shares during the most recent two quarters.

•                  Cash generated from operating activities was $192.6 million. At May 4, 2012, we had a cash balance of $132.5 million.

•                  Inventory turnover was 5.3 times on a rolling four-quarter basis. Inventories increased 7% on a per store basis over the 2011 first quarter. Improving our in-stock levels, while improving our inventory turns, remains a high priority.

•                  During the 2012 first quarter, we opened 128 new stores, remodeled or relocated 224 stores, and closed 13 stores, resulting in a store count of 10,052 as of May 4, 2012.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We follow the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2012 and 2011, which represent the 52-week fiscal year ending February 1, 2013 and the 53-week fiscal year ended February 3, 2012, respectively. References to the first quarter accounting periods for 2012 and 2011 contained herein refer to the 13-week accounting periods ended May 4, 2012 and April 29, 2011, respectively.

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

The following table contains results of operations data for the first 13 weeks of each of 2012 and 2011, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2012 vs. 2011
(dollars in millions, except per share amounts)	May 4, 2012	April 29, 2011	Amount change	% change
Net sales by category:
Consumables	$2,877.3	$2,529.1	$348.2	13.8%
% of net sales	73.75%	73.27%
Seasonal	524.5	457.1	67.4	14.8
% of net sales	13.44%	13.24%
Home products	259.0	234.2	24.8	10.6
% of net sales	6.64%	6.79%
Apparel	240.4	231.4	9.1	3.9
% of net sales	6.16%	6.70%
Net sales	3,901.2	3,451.7	449.5	13.0
Cost of goods sold	2,672.9	2,364.3	308.6	13.1
% of net sales	68.52%	68.50%
Gross profit	1,228.3	1,087.4	140.9	13.0
% of net sales	31.48%	31.50%
Selling, general and administrative expenses	843.9	765.8	78.2	10.2
% of net sales	21.63%	22.19%
Operating profit	384.3	321.6	62.7	19.5
% of net sales	9.85%	9.32%
Interest expense	37.1	65.6	(28.5)	(43.5)
% of net sales	0.95%	1.90%
Other (income) expense	1.7	2.3	(0.6)	(26.5)
% of net sales	0.04%	0.07%
Income before income taxes	345.6	253.8	91.8	36.2
% of net sales	8.86%	7.35%
Income tax expense	132.2	96.8	35.4	36.5
% of net sales	3.39%	2.80%
Net income	$213.4	$157.0	$56.4	36.0%
% of net sales	5.47%	4.55%
Diluted earnings per share	$0.63	$0.45	$0.18	40.0%

13 WEEKS ENDED MAY 4, 2012 AND APRIL 29, 2011

Net Sales. The net sales increase in the 2012 first quarter reflects a same-store sales increase of 6.7% compared to the 2011 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2012 quarter, there were 9,346 same-stores which accounted for sales of $3.67 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards, the expansion of our merchandise offerings, improved utilization of store square footage and enhanced marketing efforts.

Gross Profit. The gross profit rate as a percentage of sales was 31.5% in the first quarter of both 2012 and 2011. Factors positively affecting our gross profit include higher inventory markups, improved transportation and distribution efficiencies and lower inventory shrinkage, as a percentage of sales. The primary factor negatively affecting gross profit in the 2012 period was higher markdowns for apparel and other products. In addition, consumables, which generally have lower markups than non-consumables, represented a greater percentage of sales in the 2012 quarter than in the 2011 quarter. We recorded a $1.6 million LIFO provision in the 2012 quarter compared to a $3.6 million provision in the 2011 quarter.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense was 21.6% as a percentage of sales in the 2012 period compared to 22.2% in the 2011 period, an improvement of 56 basis points reflecting the favorable impact of the 13.0% increase in sales as well as the effect of $13.1 million of expenses in the 2011 period related to the settlement of two legal matters which did not recur in the 2012 period. In addition, retail labor expense increased at a rate lower than our increase in sales, partially due to ongoing benefits of our workforce management system. Various cost reduction efforts affecting store rental and other expenses also contributed to the overall decrease in SG&A as a percentage of sales. Costs that increased at a rate higher than our increase in sales include fees associated with the increased use of debit cards, costs associated with the opening of our new distribution centers in Alabama and California, workers’ compensation and general liability expenses, and advertising costs.

Interest Expense. The decrease in interest expense in the 2012 period from the 2011 period is due to lower outstanding borrowings resulting from repurchases of indebtedness in 2011 and lower all-in interest rates.

Other (Income) Expense. In the 2012 period, we recorded pretax losses of $1.6 million resulting from the amendment of our senior secured revolving credit facility. In the 2011 period, we recorded pretax losses of $2.2 million resulting from the repurchase in the open market of $25.0 million aggregate principal amount of our Senior Notes described below.

Income Taxes. The effective income tax rate for the 2012 period was 38.2% compared to a rate of 38.1% for the 2011 period which represents a net increase of 0.1%. Increases in the effective tax rate associated with the expiration of various federal jobs credits for workers hired after December 31, 2011 (primarily the Work Opportunity Tax Credit) as well as the expiration of the Hire Act’s Retention Credit were offset by decreases associated with the adjustment of accruals related to the IRS examination of the Company’s federal income tax returns for fiscal years 2006 through 2008 and the reversal of state income tax reserves due to an audit settlement.

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $3.16 billion as of May 4, 2012. The Credit Facilities consist of a $1.964 billion senior secured term loan facility (the “Term Loan Facility”) and a senior secured asset-based revolving credit facility (the “ABL Facility”). Total commitments under the ABL Facility are equal to $1.2 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility also includes borrowing capacity available for short-term borrowings referred to as swingline loans.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). As of May 4, 2012, the applicable margin for borrowings under the Term Loan Facility is 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings, and the applicable margin for borrowings under the ABL Facility is 1.50% for LIBOR borrowings and 0.50% for base-rate borrowings. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments, at a rate of 0.375% per annum as of May 4, 2012. The applicable margins for borrowings and the commitment fees under the ABL Facility are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We also must pay customary letter of credit fees.

Under the Term Loan Facility we would be required to prepay outstanding term loans, subject to certain exceptions, with: up to 50% of our annual excess cash flow (as defined in the credit agreement) which would be reduced to 25% and 0% if we were to achieve and maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through May 4, 2012, no prepayments have been required under the prepayment provisions listed above. The Term Loan Facility can be prepaid in whole or in part at any time.

We amended the Term Loan Facility in March 2012 which resulted in the extension of the maturity on $879.7 million of the Term Loan Facility to July 6, 2017. The remaining $1.08 billion of the Term Loan Facility will mature on July 6, 2014. The applicable margin for borrowings under the Term Loan Facility remains unchanged.

We also amended the ABL Facility in March 2012. The primary effects of the amendment were to extend the maturity of the ABL Facility to July 6, 2014, and to increase the total commitment from $1.031 billion to $1.2 billion. The amendment resulted in the write-off of a portion ($1.6 million) of existing debt issue costs related to the ABL Facility. There is no amortization under the ABL Facility.

In addition, we are required to prepay the ABL Facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base. Through May 4, 2012, no prepayments have been required under any prepayment provisions.

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

The senior secured credit agreements contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; sell assets; pay dividends and distributions or repurchase our capital stock; make investments or acquisitions; repay or repurchase subordinated indebtedness, including the Senior Subordinated Notes discussed below; amend material agreements governing our subordinated indebtedness including the Senior Subordinated Notes discussed below; or change our lines of business. The senior secured credit agreements also contain certain customary affirmative covenants and events of default.

At May 4, 2012, we had borrowings of $447.8 million, commercial letters of credit of $21.7 million, and standby letters of credit of $23.7 million outstanding under the ABL Facility. We anticipate potential borrowings under the ABL Facility in fiscal 2012 up to a maximum of approximately $500 million outstanding at any one time.

Senior Subordinated Toggle Notes due 2017

As of May 4, 2012, we have $450.7 million aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “Senior Subordinated Notes” or “Notes”) outstanding, which mature on July 15, 2017, pursuant to an indenture dated as of July 6, 2007 (the “senior subordinated indenture” or “indenture”).

Interest on the Senior Subordinated Notes is payable on January 15 and July 15 of each year. Cash interest on the Senior Subordinated Notes accrues at a rate of 11.875% per annum.  An option to pay interest by increasing the principal amount of the Senior Subordinated Notes or issuing new Senior Subordinated Notes (“PIK interest”) instead of paying cash interest expired in 2011. As a result, all interest on the Senior Subordinated Notes has been paid or will be payable in cash.

We intend to redeem or otherwise repurchase all of the Senior Subordinated Notes on or following the first scheduled call date in July 2012 at the redemption price set forth in the senior subordinated indenture. We also may seek, from time to time, to retire some or all of the Notes through cash purchases on the open market, in privately negotiated transactions or otherwise. Such redemptions and repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Upon the occurrence of a change of control, which is defined in the indenture, each holder of the Notes has the right to require us to repurchase some or all of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The indenture contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to (subject to certain exceptions): incur additional debt, issue disqualified stock or issue certain preferred stock; pay dividends on or make certain distributions and other restricted payments; create certain liens or encumbrances; sell assets; enter into transactions with affiliates; make payments to us; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; or designate our subsidiaries as unrestricted subsidiaries.

The indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable.

Senior Notes due 2015

On April 29, 2011, we repurchased in the open market $25.0 million outstanding aggregate principal amount of our 10.625% senior notes due 2015 (the “Senior Notes”), resulting in a pretax loss of $2.2 million. In July 2011, we redeemed the remaining $839.3 million outstanding balance of Senior Notes utilizing cash on hand and borrowings under the ABL Facility.

Adjusted EBITDA

Under the agreements governing the Credit Facilities and the senior subordinated indenture, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of May 4, 2012, this ratio was 1.2 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principles plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		52-weeks ended
(in millions)	May 4, 2012	April 29, 2011	May 4, 2012	February 3, 2012
Net income	$213.4	$157.0	$823.1	$766.7
Add (subtract):
Interest income	0.0	(0.0)	(0.1)	(0.1)
Interest expense	37.1	65.6	176.5	205.0
Depreciation and amortization	69.9	64.3	269.7	264.1
Income taxes	132.2	96.8	494.0	458.6
EBITDA	452.6	383.7	1,763.2	1,694.3

Adjustments:
Loss on debt retirements	1.6	2.2	59.7	60.3
Loss on hedging instruments	—	0.1	0.3	0.4
Non-cash expense for share-based awards	4.8	3.5	16.6	15.3
Litigation settlement and related costs, net	—	13.1	—	13.1
Indirect costs related to merger and stock offering	0.4	—	1.3	0.9
Other non-cash charges (including LIFO)	3.2	5.5	51.0	53.3
Other	0.6	—	0.6	—
Total Adjustments	10.6	24.4	129.5	143.3

Adjusted EBITDA	$463.2	$408.1	$1,892.7	$1,837.6

Contractual Obligations

The amendments to the Credit Facilities discussed above resulted in changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012. The following table summarizes our significant contractual obligations for long-term debt obligations and related interest as of May 4, 2012 (in thousands):

	Payments Due by Period
Contractual obligations	Total	1 year	1-3 years	3-5 years	5+ years
Long-term debt obligations	$2,876,492	$—	$1,531,600	$305	$1,344,587
Interest (a)	527,143	132,373	215,919	161,683	17,168

(a)          Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using rates as of May 4, 2012.  Variable rate long-term debt includes the balance of the senior secured asset-based revolving credit facility of $447.8 million, the balance of our tax increment financing of $14.5 million, and the senior secured term loan facility of $1.964 billion (net of the effect of interest rate swaps).

Current Financial Condition / Recent Developments

At May 4, 2012, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.88 billion. We had $706.9 million available for borrowing under our ABL Facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

Our inventory balance represented approximately 48% of our total assets exclusive of goodwill and other intangible assets as of May 4, 2012. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

In April 2012, Standard & Poor’s upgraded our corporate rating to BBB- from BB+ with a stable outlook, and Moody’s upgraded our corporate rating to Ba1 from Ba2 with a positive outlook. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to obtain financings to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

Cash flows from operating activities. Cash flows from operating activities were $192.6 million in the 2012 period, a decline of $30.9 million compared to the 2011 period. Significant components of the decrease in cash flows from operating activities in the 2012 period as compared to the 2011 period were higher payments for income taxes and the timing of sales tax payments. Our 53-week fiscal year in 2011 has caused our accounting periods in 2012 to end approximately one week later in the calendar year than in 2011, affecting certain accounts. Accounts payable was affected by the timing and mix of merchandise purchases. We also completed a secondary stock offering in the 2012 period, causing the reclassification of the tax benefit of stock options to cash flows from financing activities to be higher than in the 2011 period. Reduced bonus and interest payments in the 2012 period compared to the 2011 period partially offset the items noted above. Additionally, we had higher net income as described in more detail above under “Results of Operations.”

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories were virtually unchanged during the first quarters of both 2012 and 2011. Inventory levels in our four inventory categories in the 2012 period compared to the respective 2011 period were as follows: the consumables category increased 3% compared to a 4% increase; the seasonal category declined by 2% compared to a 6% decline; the home products category declined by 1% compared to a 12% decline; and apparel declined by 10%

compared to a 3% increase.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2012 period included the following approximate amounts: $41 million for improvements, upgrades, remodels and relocations of existing stores; $36 million for stores purchased or built by us; $33 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $31 million for distribution and transportation-related capital expenditures; and $4 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2012 period, we opened 128 new stores and remodeled or relocated 224 stores.

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

Cash flows from financing activities. Net borrowings under the ABL Facility were $263.1 million during the 2012 period. In April 2012, we repurchased 6.8 million outstanding shares of our common stock from our principal shareholder at a total cost of $300.0 million. During the 2011 period, we repurchased $25.0 million outstanding principal amount of our outstanding Senior Notes in the open market at a total cost of $26.8 million including associated premiums. We had no borrowings or repayments under the ABL Facility in the 2011 period.

Share Repurchase Program

At May 4, 2012, we had $15 million remaining on a $500 million share repurchase authorization for our common stock which was approved by our Board of Directors on November 30, 2011. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization has no expiration date.  As part of this repurchase program, pursuant to a Share Repurchase Agreement between us and Buck Holdings L.P., dated March 25, 2012, concurrent with the closing of a secondary offering in April 2012, we purchased 6,817,311 shares of common stock from Buck Holdings, L.P. for an aggregate purchase price of $300 million.

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

Under accounting standards for goodwill and other intangible assets, we are required to test such assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting unit based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts) and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the implied fair value of goodwill would require us to allocate the estimated fair value of our reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill, which would be compared to its corresponding carrying value.

The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Our most recent testing of our goodwill and indefinite lived trade name intangible assets was completed during the third quarter of 2011. No indicators of impairment were evident and no adjustment to these assets was required. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

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

Share-Based Payments. Our share-based stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. We believe that this model fairly estimates the value of our share-based awards. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options, which affects compensation expense related to these options. These assumptions include the term that the options are expected to be outstanding, the historical volatility of our stock price, applicable interest rates and the dividend yield of our stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. Historically, these estimates have not been materially inaccurate; however, if our estimates differ materially from actual experience, we may be required to record additional expense or reductions of expense, which could be material to our future financial results.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On May 9, 2012, we entered into interest rate swaps effective May 31, 2012, in order to mitigate an additional portion of the variable rate interest exposure under the Credit Facilities. These swaps are scheduled to mature on May 29, 2015. Under the terms of these agreements, we swapped one month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 3.34% on a notional amount of $875.0 million through the maturity date.

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

(b)                               Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended May 4, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The information contained in Note 8 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.                                            RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended May 4, 2012 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
02/04/12-02/29/12	—	$—	—	$315,000,000
03/01/12-03/31/12	—	$—	—	$315,000,000
04/01/12-05/04/12	6,817,311	$44.01	6,817,311	$15,000,000
Total	6,817,311	$44.01	6,817,311	$15,000,000

(a)    On November 30, 2011 our Board of Directors approved a share repurchase program of up to $500 million of outstanding shares of our common stock.  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization has no expiration date.

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

•                  increases in commodity prices (including, without limitation, cotton, wheat, corn, sugar, oil, paper, nuts and resin);

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

•                  delays or unanticipated expenses in constructing or opening new distribution centers;

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

•                  factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended February 3, 2012; and

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

DOLLAR GENERAL CORPORATION

Date:	June 4, 2012	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1

Amended and Restated Credit Agreement, dated as of March 30, 2012, among Dollar General Corporation, as Borrower, CitiCorp North America, N.A. as Administrative Agent, and the other financial institutions from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2012 and filed with the SEC on April 2, 2012 (file no. 001-11421))

4.2

Amended and Restated ABL Credit Agreement, dated as of March 15, 2012, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, Wells Fargo Bank, N.A. as ABL Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 15, 2012 and filed with the SEC on March 19, 2012 (file no. 001-11421))

10.1	Dollar General Corporation 2012 Teamshare Bonus Program

10.2

Employment Agreement effective April 1, 2012, by and between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 16, 2012 and filed with the SEC on April 19, 2012 (file no. 001-11421))

10.3

Employment Agreement effective April 1, 2012, by and between Dollar General Corporation and Susan S. Lanigan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 16, 2012 and filed with the SEC on April 19, 2012 (file no. 001-11421))

10.4	Employment Agreement effective March 19, 2012, by and between Dollar General Corporation and Greg Sparks

10.5

Share Repurchase Agreement, dated as of March 25, 2012, by and among Buck Holdings L.P. and Dollar General Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated March 25, 2012 and filed with the SEC on March 26, 2012 (file no. 001-11421))

10.6

Form of Stock Option Award Agreement in connection with grants made to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (approved March 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2012 and filed with the SEC on March 26, 2012 (file no. 001-11421))

10.7

Form of Performance Share Unit Award Agreement in connection with grants made to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (approved March 20, 2012) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 20, 2012 and filed with the SEC on March 26, 2012 (file no. 001-11421))

10.8

Form of Restricted Stock Unit Award Agreement in connection with grants made to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (approved March 20, 2012) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 20, 2012 and filed with the SEC on March 26, 2012 (file no. 001-11421))

10.9

Restricted Stock Award Agreement, dated March 20, 2012, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 20, 2012 and filed with the SEC on March 26, 2012 (file no. 001-11421))

10.10

Summary of Non-Employee Director Compensation effective February 4, 2012 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2012 (file no. 001-11421))

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