Form 10-Q
period 2012-08-03
DOLLAR GENERAL CORP
filed 2012-09-05
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2012

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

The registrant had 333,695,858 shares of common stock outstanding on August 27, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 3, 2012	February 3, 2012
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$134,157	$126,126
Merchandise inventories	2,147,837	2,009,206
Income taxes receivable	89,473	—
Prepaid expenses and other current assets	142,977	139,742
Total current assets	2,514,444	2,275,074
Net property and equipment	1,972,205	1,794,960
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,227,499	1,235,954
Other assets, net	50,737	43,943
Total assets	$10,103,474	$9,688,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$344	$590
Accounts payable	1,143,857	1,064,087
Accrued expenses and other	366,271	397,075
Income taxes payable	665	44,428
Deferred income taxes	15,546	3,722
Total current liabilities	1,526,683	1,509,902
Long-term obligations	2,887,251	2,617,891
Deferred income taxes	651,521	656,996
Other liabilities	222,008	229,149

Commitments and contingencies

Redeemable common stock	5,601	6,087

Shareholders’ equity:
Preferred stock	—	—
Common stock	291,983	295,828
Additional paid-in capital	2,973,160	2,960,940
Retained earnings	1,550,438	1,416,918
Accumulated other comprehensive loss	(5,171)	(5,191)
Total shareholders’ equity	4,810,410	4,668,495
Total liabilities and shareholders’ equity	$10,103,474	$9,688,520

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Net sales	$3,948,655	$3,575,194	$7,849,860	$7,026,891
Cost of goods sold	2,685,432	2,426,852	5,358,381	4,791,152
Gross profit	1,263,223	1,148,342	2,491,479	2,235,739
Selling, general and administrative expenses	876,009	798,313	1,719,941	1,564,092
Operating profit	387,214	350,029	771,538	671,647
Interest expense	35,666	60,627	72,740	126,199
Other (income) expense	26,557	58,239	28,228	60,511
Income before income taxes	324,991	231,163	670,570	484,937
Income tax expense	110,851	85,121	243,015	181,926
Net income	$214,140	$146,042	$427,555	$303,011

Earnings per share:
Basic	$0.64	$0.43	$1.28	$0.89
Diluted	$0.64	$0.42	$1.27	$0.88

Weighted average shares outstanding:
Basic	333,001	341,534	334,541	341,528
Diluted	335,521	345,625	337,507	345,509

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Comprehensive income	$211,630	$150,656	$427,574	$312,325

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	August 3, 2012	July 29, 2011

Cash flows from operating activities:
Net income	$427,555	$303,011
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	146,260	135,871
Deferred income taxes	(844)	18,136
Tax benefit of stock options	(59,235)	(450)
Loss on debt retirement, net	30,620	60,303
Noncash share-based compensation	10,224	6,798
Other noncash gains and losses	3,332	17,709
Change in operating assets and liabilities:
Merchandise inventories	(139,998)	(222,669)
Prepaid expenses and other current assets	(1,847)	(37,136)
Accounts payable	68,515	166,690
Accrued expenses and other liabilities	(35,276)	18,399
Income taxes	(74,001)	(68,155)
Other	(1,813)	(68)
Net cash provided by (used in) operating activities	373,492	398,439

Cash flows from investing activities:
Purchases of property and equipment	(303,988)	(218,123)
Proceeds from sales of property and equipment	426	473
Net cash provided by (used in) investing activities	(303,562)	(217,650)

Cash flows from financing activities:
Issuance of long-term obligations	500,000	—
Repayments of long-term obligations	(477,846)	(911,361)
Borrowings under revolving credit facility	1,035,400	371,600
Repayments of borrowings under revolving credit facility	(815,200)	(25,600)
Debt issue costs	(15,067)	—
Repurchase of common stock from principal shareholder	(300,000)	—
Equity transactions with employees, net of taxes paid	(48,421)	(274)
Tax benefit of stock options	59,235	450
Net cash provided by (used in) financing activities	(61,899)	(565,185)

Net increase (decrease) in cash and cash equivalents	8,031	(384,396)
Cash and cash equivalents, beginning of period	126,126	497,446
Cash and cash equivalents, end of period	$134,157	$113,050

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$46,917	$32,276

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of August 3, 2012 and results of operations for the 13-week and 26-week accounting periods ended August 3, 2012 and July 29, 2011 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $(0.5) million and $10.7 million in the respective 13-week periods, and $1.1 million and $14.2 million in the respective 26-week periods, ended August 3, 2012 and July 29, 2011. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

In July 2012, the Financial Accounting Standards Board issued new accounting guidance relating to impairment testing for indefinite-lived intangible assets. In accordance with this guidance, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If after such assessment an entity concludes that the indefinite-lived intangible asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test as required by existing standards. This guidance is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company is in the process of evaluating this guidance, which is not expected to have a material impact on its consolidated financial statements.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

2.             Common stock transactions

On November 30, 2011, the Company’s Board of Directors authorized a $500 million common stock repurchase program, of which $15 million remained available for repurchase as of August 3, 2012. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions, which could include repurchases from Buck Holdings, L.P. (which is controlled by affiliates of Kohlberg Kravis Roberts & Co., L.P. (“KKR”) and Goldman Sachs & Co.) or other related parties if appropriate. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions and other factors. Repurchases under the program may be funded from available cash or borrowings under the Company’s revolving credit facility. On April 2, 2012, the Company repurchased under this program 6,817,311 shares from Buck Holdings, L.P. for $300 million.

3.             Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended August 3, 2012			13 Weeks Ended July 29, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$214,140	333,001	$0.64	$146,042	341,534	$0.43
Effect of dilutive share-based awards		2,520			4,091
Diluted earnings per share	$214,140	335,521	$0.64	$146,042	345,625	$0.42

	26 Weeks Ended August 3, 2012			26 Weeks Ended July 29, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$427,555	334,541	$1.28	$303,011	341,528	$0.89
Effect of dilutive share-based awards		2,966			3,981
Diluted earnings per share	$427,555	337,507	$1.27	$303,011	345,509	$0.88

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 1.0 million and 0.3 million in the 2012 and 2011 periods, respectively.

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

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal income tax returns for fiscal years 2006, 2007, and 2008. As a result, the 2008 and earlier years are not open for examination by the IRS.  The IRS has not indicated whether they intend to examine the Company’s 2009, 2010, or 2011 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2009 and later tax years remain open for examination by the various state taxing authorities.

As of August 3, 2012, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $21.3 million, $1.8 million and $0.4 million, respectively, for a total of $23.5 million. Of this amount, $0.3 million and $22.9 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet with the remaining $0.3 million reducing deferred tax assets related to net operating loss carry forwards. The reserve for uncertain tax benefits decreased during the 26-week period ended August 3, 2012 by $20.7 million due principally to the favorable resolution of matters associated with examination activity.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $1.0 million in the coming twelve months. As of August 3, 2012, approximately $21.3 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 26-week periods ended August 3, 2012 were 34.1% and 36.2%, compared to rates of 36.8% and 37.5% for the respective 13-week and 26-week periods ended July 29, 2011. Increases in the effective tax rate associated with the expiration of various federal jobs credits for workers hired after December 31, 2011 (primarily the Work Opportunity Tax Credit) as well as the expiration of the Hire Act’s Retention Credit were more than offset by decreases associated with the adjustment of accruals due to the favorable resolution of income tax examinations.

5.             Current and long-term obligations

On July 12, 2012, the Company issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “Senior Notes”) which mature on July 15, 2017, pursuant to an indenture dated as of July 12, 2012 (the “Senior Indenture”).  The Company capitalized $7.1 million of debt issue costs associated with the Senior Notes.

Interest on the Senior Notes is payable in cash on January 15 and July 15 of each year, commencing on January 15, 2013. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the existing and future direct or indirect domestic subsidiaries that guarantee the obligations under the Credit Facilities discussed below.

The Company may redeem some or all of the Senior Notes at any time at redemption prices described or set forth in the Senior Indenture. The Company also may seek, from time to time, to retire some or all of the Senior Notes through cash purchases in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Senior Indenture contains covenants limiting, among other things, the ability of the Company and its restricted subsidiaries to (subject to certain exceptions): consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and incur or guarantee indebtedness secured by liens on any shares of voting stock of significant subsidiaries.

The Senior Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.

On July 15, 2012, the Company redeemed the entire $450.7 million outstanding aggregate principal amount of its 11.875%/12.625% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”) at a redemption price of 105.938% of the principal amount, plus accrued and unpaid interest. The redemption was effected in accordance with the indenture governing the Senior Subordinated Notes.  The pretax loss on this transaction of $29.0 million is reflected in Other (income) expense in the Company’s condensed consolidated statements of income for the 13-week and 26-week periods ended August 3, 2012. The Company funded the redemption price for the Senior Subordinated Notes with proceeds from the issuance of the Senior Notes.

On March 15, 2012, the Company’s senior secured asset based revolving credit facility was amended and restated (the “ABL Facility”). The maturity date was extended to July 6, 2014 and the total commitment was increased to $1.2 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. At August 3, 2012, the applicable margin for borrowings under the ABL Facility was 1.75% for LIBOR borrowings and 0.75% for base-rate borrowings, and the commitment fee for any unutilized commitments was 0.375%. The applicable margins for borrowings and the commitment fees under the ABL Facility are subject to adjustment each quarter, based on average daily excess availability under the ABL Facility.  The Company also must pay customary letter of credit fees. The Company capitalized $2.7 million of debt issue costs, and incurred a pretax loss of $1.6 million for the write off of a portion of existing debt issue costs associated with the amendment, which is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 26-week period ended August 3, 2012. The balance of the ABL Facility was $404.9 million at August 3, 2012 compared to $184.7 million at February 3, 2012.

On March 30, 2012, the Company’s $1.964 billion senior secured term loan facility was amended and restated (the “Term Loan Facility” which, together with the ABL Facility, comprise the “Credit Facilities”).  Pursuant to the amendment, the maturity date for $879.7 million of the Term Loan Facility was extended from July 6, 2014 to July 6, 2017. The applicable margin for borrowings under the Term Loan Facility remains unchanged. The Company capitalized $5.2 million of debt issue costs associated with the amendment.

On July 15, 2011, the Company redeemed all $839.3 million outstanding aggregate principal amount of its 10.625% Senior Notes due 2015 (“Senior Notes due 2015”) at a redemption price of 105.313% of the principal amount, plus accrued and unpaid interest. The redemption was effected in accordance with the indenture governing such notes.  The pretax loss on this transaction of $58.1 million is reflected in Other (income) expense in the Company’s condensed consolidated statements of income for the 13-week and 26-week periods ended July 29, 2011. The Company funded the redemption price with cash on hand and borrowings under the ABL Facility.

On April 29, 2011, the Company repurchased in the open market $25.0 million aggregate principal amount of Senior Notes due 2015 at a price of 107.0% plus accrued and unpaid interest, funded with cash on hand. The pretax loss on this transaction of $2.2 million is reflected in Other (income) expense in the Company’s condensed consolidated statement of income for the 26-week period ended July 29, 2011.

Approximately $1.5 billion of the Company’s outstanding long-term debt balances as of August 3, 2012 will mature in 2014 and approximately $1.4 billion of such debt will mature after 2016.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of August 3, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that such adjustments are not significant to the derivatives’ valuation. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 7, in Level 2 of the fair value hierarchy. The Company’s long-term obligations that are classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements categorized within Level 3 as of August 3, 2012.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 3, 2012
Assets:
Trading securities (a)	$6,308	$—	$—	$6,308
Liabilities:
Long-term obligations (b)	2,893,651	19,195	—	2,912,846
Derivative financial instruments (c)	—	8,493	—	8,493
Deferred compensation (d)	20,400	—	—	20,400

(a)       Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $2,676 and Other assets, net of $3,632.

(b)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $344 and Long-term obligations of $2,887,251.

(c)        Reflected in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $3,117 and non-current Other liabilities of $5,376.

(d)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $3,667 and non-current Other liabilities of $16,733.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week and 26-week periods ended August 3, 2012 and July 29, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

In May 2012, the Company entered into interest rate swaps with a total notional amount of $875.0 million in order to mitigate a portion of the variable rate interest exposure under the Term Loan Facility. These swaps have an effective date of May 31, 2012 and are scheduled to mature on May 29, 2015. The terms of the agreements resulted in the swap of one month LIBOR rates for a fixed interest rate, which will result in the payment of an all-in fixed rate of 3.34% on the notional amount through the date of maturity.

As of August 3, 2012, the Company had four interest rate swaps with a combined notional value of $1.175 billion that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 52-week period, the Company estimates that an additional $6.2 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of August 3, 2012, and July 29, 2011, the Company had no such non-designated hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of August 3, 2012 and February 3, 2012:

(in thousands)	August 3, 2012	February 3, 2012
Derivatives Designated as Hedging Instruments
Interest rate swaps classified in current liabilities as Accrued expenses and other	$3,117	$10,820
Interest rate swaps classified in noncurrent Other liabilities	$5,376	$––

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statements of comprehensive income for the 13-week and 26-week periods ended August 3, 2012 and July 29, 2011:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in OCI	$8,506	$1,235	$8,542	$2,838
Loss related to effective portion of derivative reclassified from Accumulated OCI to Interest expense	$4,386	$8,821	$8,571	$18,141
(Gain) loss related to ineffective portion of derivative recognized in Other (income) expense	$(2,434)	$103	$(2,392)	$208

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if there is a payment default or repayment is accelerated by the lender as a result of the Company’s default on indebtedness equal to or greater than the cross default threshold in the Credit Facilities.

As of August 3, 2012, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $8.8 million. If the Company had breached any of these provisions at August 3, 2012, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $8.8 million. As of August 3, 2012, the Company had not breached any of these provisions or posted any collateral related to these agreements.

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

On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH (“Calvert”)), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act and Title VII of the Civil Rights Act of 1964, as amended (“Title VII”) (now captioned, Wanda Womack, et al. v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH). The complaint subsequently was amended to include additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations that the Company’s compensation practices disparately impact females. Under the amended complaint, plaintiffs sought to proceed collectively under the Equal Pay Act and as a class under Title VII, and requested back wages, injunctive and declaratory relief, liquidated damages, punitive damages and attorneys’ fees and costs.

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

The parties agreed to mediate, and the court stayed the action pending the results of the mediation.  The mediation occurred in March and April, 2011, at which time the Company reached an agreement in principle to settle the matter on behalf of the entire putative class. The proposed settlement, which received final approval from the court on July 23, 2012, provides for both monetary and equitable relief. Under the approved terms, $15.5 million was paid into a fund for the class members that will be apportioned and paid out to individual members (less certain administrative expenses and any additional attorneys’ fees approved by the court). An additional $3.25 million will be paid for plaintiffs’ legal fees and costs.  Of the total $18.75 million, the Company’s Employment Practices Liability Insurance (“EPLI”) carrier paid approximately $15.9 million in the first quarter of 2012 to a third party claims administrator to disburse the funds, per the settlement terms, to claimants and counsel in accordance with the court’s orders, which represented the balance remaining of the $20 million EPLI policy covering the claims. The Company paid approximately $2.8 million to the third party claims administrator.  In addition, the Company agreed to make, and, effective April 1, 2012, has made, certain adjustments to its pay setting policies and procedures for new store managers.  Because it deemed settlement probable and estimable, the Company accrued for the net settlement as well as for certain additional anticipated fees related thereto during the first quarter of 2011, and concurrently recorded a receivable of approximately $15.9 million from its EPLI carrier. Due to the payments described above, the accrual and receivable were each relieved during the first quarter of 2012.

On April 9, 2012, the Company was served with a lawsuit filed in the United States District Court for the Eastern District of Virginia entitled Jonathan Marcum v. Dolgencorp. Inc. (Civil Action No. 3:12-cv-00108-JRS) in which the plaintiff, whose conditional offer of employment was rescinded, alleges defamation and that certain of the Company’s background check procedures violate the Fair Credit Reporting Act (“FCRA”).  According to the complaint, the plaintiff seeks to represent a putative class of applicants in connection with his FCRA claims. The Company filed its response to the complaint in June 2012.  The plaintiff’s certification motion is due to be filed on or before December 7, 2012.

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

The Company and the EEOC engaged in the statutorily required conciliation process, and despite the Company’s good faith efforts to resolve the matter, the Commission notified the Company on July 26, 2012 of its view that conciliation had failed.

The Company believes that its criminal background check process is both lawful and necessary to a safe environment for its employees and customers and the protection of its assets and shareholders’ investments.  Based on the Commission’s conciliation demands and its decision to fail conciliation, the Company believes that litigation may ensue.  The Company does not believe that this matter would be amenable to class or similar treatment; however, because at this time the Company cannot estimate or determine the form that any ultimate litigation would take, the size of any putative class or the damages or other recoveries that would be sought, it cannot estimate the potential exposure.  If the matter were to proceed successfully as a class or similar action, it could have a material impact on the Company’s financial statements as a whole.

On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) (“Winn-Dixie”) in which the plaintiffs alleged that the sale of food and other items in approximately 55 of the Company’s stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs’ stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers.  Plaintiffs sought damages and an injunction limiting the sale of food and other items in those stores.  Although plaintiffs did not make a demand for any specific amount of damages, documents prepared and produced by plaintiffs during discovery suggested that plaintiffs would seek as much as $47 million although the court limited their ability to prove such damages. The Company vigorously defended the Winn-Dixie matter and viewed that sum as wholly without basis and unsupported by the law and the facts. The various leases involved in the matter are unique in their terms and/or the factual circumstances surrounding them, and, in some cases, the stores named by plaintiffs are not now and have never been co-located with plaintiffs’ stores. The court granted the Company’s motion challenging the admissibility of plaintiffs’ damages expert, precluding the expert from testifying. The case was consolidated with similar cases against Big Lots and Dollar Tree, and a non-jury trial commenced on May 14, 2012 and presentation of evidence concluded on May 22, 2012. The court issued an order on August 10, 2012 in which it (i) dismissed all claims for damages, (ii) dismissed claims for injunctive relief for all but four stores, and (iii) directed the Company to report to the court on its compliance with restrictive covenants at the four stores for which it did not dismiss the claims for injunctive relief. The Company believes that the ruling will have no material impact on the Company’s financial statements or otherwise.  Plaintiffs filed a notice of appeal of the court’s decision on August 28, 2012. If an appeal is pursued and is successful in overturning all or a portion of the court’s ruling, no assurances can be given that the Company will be successful in its ultimate defense of the action on the merits or otherwise.  If the Company is not successful in its defense, the outcome could have a material adverse effect on the Company’s financial statements as a whole.

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

9.             Related party transactions

From time to time, the Company may conduct business with related parties including KKR and Goldman Sachs & Co., and references herein to these entities include their affiliates. KKR and Goldman, Sachs & Co. indirectly own a significant portion of the Company’s common stock. Two of KKR’s members and a Managing Director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

KKR and Goldman, Sachs & Co. (among other entities) are or may be lenders, agents or arrangers under the Company’s Term Loan Facility and ABL Facility discussed in further detail in Note 5. The Company made interest payments of approximately $32.1 million and $36.8 million on the Term Loan Facility and $2.6 million and zero on the ABL Facility during the 26-week periods ended August 3, 2012 and July 29, 2011, respectively. In connection with the Term Loan Facility extension, KKR received $0.4 million.  In connection with the ABL Facility and Term Loan Facility extensions, Goldman, Sachs & Co. received $0.1 million and $0.4 million, respectively.

As joint book-running managers in connection with the issuance of the Senior Notes, KKR and Goldman Sachs & Co. received an equivalent share of approximately $2.3 million during the 26-week period ended August 3, 2012.

Goldman, Sachs & Co. was a counterparty to an amortizing interest rate swap, entered into in connection with the Term Loan Facility, which matured on July 31, 2012.  The Company paid Goldman, Sachs & Co. approximately $2.5 million and $10.6 million in the 26-week periods ended August 3, 2012 and July 29, 2011, respectively, pursuant to this swap.

KKR and Goldman, Sachs & Co. served as underwriters in connection with the secondary offerings of the Company’s common stock held by certain existing shareholders that were completed in April and June 2012. The Company did not sell shares of common stock, receive proceeds from such shareholders’ sales of shares of common stock or pay any underwriting fees in connection with the secondary offering. Certain members of the Company’s management exercised registration rights in connection with such offering.

The Company repurchased common stock held by Buck Holdings, L.P. (which is controlled by KKR and Goldman Sachs & Co.) during 2012 as further discussed in Note 2.

10.          Segment reporting

The Company manages its business on the basis of one reportable segment. As of August 3, 2012, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. Net sales grouped by classes of similar products are presented below.

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Classes of similar products:
Consumables	$2,920,821	$2,611,070	$5,798,103	$5,140,140
Seasonal	536,738	502,569	1,061,231	959,626
Home products	255,915	235,803	514,913	470,011
Apparel	235,181	225,752	475,613	457,114
Net sales	$3,948,655	$3,575,194	$7,849,860	$7,026,891

11.                               Subsequent event

On August 29, 2012, the Company’s Board of Directors authorized a $500 million common stock repurchase program in addition to the program discussed in Note 2. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions, which could include repurchases from Buck Holdings, L.P. or other related parties if appropriate. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions and other factors. Repurchases under the program may be funded from available cash or borrowings under the ABL Facility discussed in Note 5.

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

	August 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$3,443	$109,458	$21,256	$—	$134,157
Merchandise inventories	—	2,147,837	—	—	2,147,837
Income taxes receivable	109,111	12,420	—	(32,058)	89,473
Deferred income taxes	1,008	—	22,511	(23,519)	—
Prepaid expenses and other current assets	619,332	5,156,562	5,711	(5,638,628)	142,977
Total current assets	732,894	7,426,277	49,478	(5,694,205)	2,514,444
Net property and equipment	117,075	1,854,990	140	—	1,972,205
Goodwill	4,338,589	—	—	—	4,338,589
Other intangible assets, net	1,199,700	27,799	—	—	1,227,499
Deferred income taxes	—	—	50,374	(50,374)	—
Other assets, net	7,218,130	15,103	343,380	(7,525,876)	50,737

Total assets	$13,606,388	$9,324,169	$443,372	$(13,270,455)	$10,103,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$344	$—	$—	$344
Accounts payable	5,106,274	1,615,197	51,983	(5,629,597)	1,143,857
Accrued expenses and other	36,861	273,982	64,458	(9,030)	366,271
Income taxes payable	—	—	32,723	(32,058)	665
Deferred income taxes	—	39,065	—	(23,519)	15,546
Total current liabilities	5,143,135	1,928,588	149,164	(5,694,204)	1,526,683
Long-term obligations	3,164,978	3,508,553	—	(3,786,280)	2,887,251
Deferred income taxes	441,965	259,930	—	(50,374)	651,521
Other liabilities	40,299	37,529	144,180	—	222,008

Redeemable common stock	5,601	—	—	—	5,601

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	291,983	23,855	100	(23,955)	291,983
Additional paid-in capital	2,973,160	431,253	19,900	(451,153)	2,973,160
Retained earnings	1,550,438	3,134,461	130,028	(3,264,489)	1,550,438
Accumulated other comprehensive loss	(5,171)	—	—	—	(5,171)
Total shareholders’ equity	4,810,410	3,589,569	150,028	(3,739,597)	4,810,410

Total liabilities and shareholders’ equity	$13,606,388	$9,324,169	$443,372	$(13,270,455)	$10,103,474

	February 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$1,844	$102,627	$21,655	$—	$126,126
Merchandise inventories	—	2,009,206	—	—	2,009,206
Deferred income taxes	10,078	—	21,729	(31,807)	—
Prepaid expenses and other current assets	551,457	4,685,263	5,768	(5,102,746)	139,742
Total current assets	563,379	6,797,096	49,152	(5,134,553)	2,275,074
Net property and equipment	113,661	1,681,072	227	—	1,794,960
Goodwill	4,338,589	—	—	—	4,338,589
Other intangible assets, net	1,199,200	36,754	—	—	1,235,954
Deferred income taxes	—	—	49,531	(49,531)	—
Other assets, net	6,575,574	13,260	323,736	(6,868,627)	43,943

Total assets	$12,790,403	$8,528,182	$422,646	$(12,052,711)	$9,688,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$590	$—	$—	$590
Accounts payable	4,654,237	1,451,277	52,362	(5,093,789)	1,064,087
Accrued expenses and other	79,010	264,575	62,447	(8,957)	397,075
Income taxes payable	12,972	5,013	26,443	—	44,428
Deferred income taxes	—	35,529	—	(31,807)	3,722
Total current liabilities	4,746,219	1,756,984	141,252	(5,134,553)	1,509,902
Long-term obligations	2,879,475	3,340,075	—	(3,601,659)	2,617,891
Deferred income taxes	435,791	270,736	—	(49,531)	656,996
Other liabilities	54,336	33,156	141,657	—	229,149

Redeemable common stock	6,087	—	—	—	6,087

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	295,828	23,855	100	(23,955)	295,828
Additional paid-in capital	2,960,940	431,253	19,900	(451,153)	2,960,940
Retained earnings	1,416,918	2,672,123	119,737	(2,791,860)	1,416,918
Accumulated other comprehensive loss	(5,191)	—	—	—	(5,191)
Total shareholders’ equity	4,668,495	3,127,231	139,737	(3,266,968)	4,668,495

Total liabilities and shareholders’ equity	$12,790,403	$8,528,182	$422,646	$(12,052,711)	$9,688,520

	For the 13-weeks ended August 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF COMPREHENSIVE INCOME:
Net sales	$85,206	$3,948,655	$25,874	$(111,080)	$3,948,655
Cost of goods sold	—	2,685,432	—	—	2,685,432
Gross profit	85,206	1,263,223	25,874	(111,080)	1,263,223
Selling, general and administrative expenses	77,460	888,877	20,752	(111,080)	876,009
Operating profit	7,746	374,346	5,122	—	387,214
Interest income	(10,539)	(9,503)	(4,838)	24,880	—
Interest expense	50,677	9,860	9	(24,880)	35,666
Other (income) expense	26,557	—	—	—	26,557
Income (loss) before income taxes	(58,949)	373,989	9,951	—	324,991
Income tax expense (benefit)	(35,313)	142,951	3,213	—	110,851
Equity in subsidiaries’ earnings, net of taxes	237,776	—	—	(237,776)	—
Net income	$214,140	$231,038	$6,738	$(237,776)	$214,140
Comprehensive income	$211,630	$231,038	$6,738	$(237,776)	$211,630

	For the 13-weeks ended July 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF COMPREHENSIVE INCOME:
Net sales	$74,404	$3,575,194	$22,581	$(96,985)	$3,575,194
Cost of goods sold	—	2,426,852	—	—	2,426,852
Gross profit	74,404	1,148,342	22,581	(96,985)	1,148,342
Selling, general and administrative expenses	67,640	805,790	21,868	(96,985)	798,313
Operating profit	6,764	342,552	713	—	350,029
Interest income	(11,688)	(6,115)	(5,266)	23,069	—
Interest expense	69,292	14,396	8	(23,069)	60,627
Other (income) expense	58,239	—	—	—	58,239
Income (loss) before income taxes	(109,079)	334,271	5,971	—	231,163
Income tax expense (benefit)	(40,666)	124,341	1,446	—	85,121
Equity in subsidiaries’ earnings, net of taxes	214,455	—	—	(214,455)	—
Net income	$146,042	$209,930	$4,525	$(214,455)	$146,042
Comprehensive income	$150,656	$209,930	$4,525	$(214,455)	$150,656

	For the 26-weeks ended August 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF COMPREHENSIVE INCOME:
Net sales	$168,456	$7,849,860	$49,205	$(217,661)	$7,849,860
Cost of goods sold	—	5,358,381	—	—	5,358,381
Gross profit	168,456	2,491,479	49,205	(217,661)	2,491,479
Selling, general and administrative expenses	153,142	1,740,825	43,635	(217,661)	1,719,941
Operating profit	15,314	750,654	5,570	—	771,538
Interest income	(20,490)	(18,079)	(9,840)	48,409	—
Interest expense	101,783	19,349	17	(48,409)	72,740
Other (income) expense	28,228	—	—	—	28,228
Income (loss) before income taxes	(94,207)	749,384	15,393	—	670,570
Income tax expense (benefit)	(49,133)	287,046	5,102	—	243,015
Equity in subsidiaries’ earnings, net of taxes	472,629	—	—	(472,629)	—
Net income	$427,555	$462,338	$10,291	$(472,629)	$427,555
Comprehensive income	$427,574	$462,338	$10,291	$(472,629)	$427,574

	For the 26-weeks ended July 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF COMPREHENSIVE INCOME:
Net sales	$161,921	$7,026,891	$41,395	$(203,316)	$7,026,891
Cost of goods sold	—	4,791,152	—	—	4,791,152
Gross profit	161,921	2,235,739	41,395	(203,316)	2,235,739
Selling, general and administrative expenses	147,201	1,580,358	39,849	(203,316)	1,564,092
Operating profit	14,720	655,381	1,546	—	671,647
Interest income	(24,110)	(10,096)	(10,494)	44,700	—
Interest expense	144,038	26,847	14	(44,700)	126,199
Other (income) expense	60,511	—	—	—	60,511
Income (loss) before income taxes	(165,719)	638,630	12,026	—	484,937
Income tax expense (benefit)	(61,110)	239,387	3,649	—	181,926
Equity in subsidiaries’ earnings, net of taxes	407,620	—	—	(407,620)	—
Net income	$303,011	$399,243	$8,377	$(407,620)	$303,011
Comprehensive income	$312,325	$399,243	$8,377	$(407,620)	$312,325

	For the 26 weeks ended August 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$427,555	$462,338	$10,291	$(472,629)	$427,555
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,934	131,220	106	—	146,260
Deferred income taxes	8,051	(7,270)	(1,625)	—	(844)
Tax benefit of stock options	(59,235)	—	—	—	(59,235)
Loss on debt retirement, net	30,620	—	—	—	30,620
Noncash share-based compensation	10,224	—	—	—	10,224
Other noncash gains and losses	(2,309)	5,641	—	—	3,332
Equity in subsidiaries’ earnings, net	(472,629)	—	—	472,629	—
Change in operating assets and liabilities:
Merchandise inventories	—	(139,998)	—	—	(139,998)
Prepaid expenses and other current assets	18,046	(20,347)	454	—	(1,847)
Accounts payable	(4,635)	73,485	(335)	—	68,515
Accrued expenses and other liabilities	(53,932)	14,122	4,534	—	(35,276)
Income taxes	(62,848)	(17,433)	6,280	—	(74,001)
Other	(502)	(1,240)	(71)	—	(1,813)
Net cash provided by (used in) operating activities	(146,660)	500,518	19,634	—	373,492
Cash flows from investing activities:
Purchases of property and equipment	(12,198)	(291,771)	(19)	—	(303,988)
Proceeds from sales of property and equipment	41	385	—	—	426
Net cash provided by (used in) investing activities	(12,157)	(291,386)	(19)	—	(303,562)
Cash flows from financing activities:
Issuance of long-term obligations	500,000	—	—	—	500,000
Repayments of long-term obligations	(477,459)	(387)	—	—	(477,846)
Borrowings under revolving credit facility	1,035,400	—	—	—	1,035,400
Repayments of borrowings under revolving credit facility	(815,200)	—	—	—	(815,200)
Debt issue costs	(15,067)	—	—	—	(15,067)
Repurchase of common stock from principal shareholder	(300,000)	—	—	—	(300,000)
Equity transactions with employees, net of taxes paid	(48,421)	—	—	—	(48,421)
Tax benefit of stock options	59,235	—	—	—	59,235
Changes in intercompany note balances, net	221,928	(201,914)	(20,014)	—	—
Net cash provided by (used in) financing activities	160,416	(202,301)	(20,014)	—	(61,899)
Net increase (decrease) in cash and cash equivalents	1,599	6,831	(399)	—	8,031
Cash and cash equivalents, beginning of period	1,844	102,627	21,655	—	126,126
Cash and cash equivalents, end of period	$3,443	$109,458	$21,256	$—	$134,157

	For the 26 weeks ended July 29, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$303,011	$399,243	$8,377	$(407,620)	$303,011
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,238	119,568	65	—	135,871
Deferred income taxes	5,478	21,652	(8,994)	—	18,136
Tax benefit of stock options	(450)	—	—	—	(450)
Loss on debt retirement, net	60,303	—	—	—	60,303
Non-cash share-based compensation	6,798	—	—	—	6,798
Other noncash gains and losses	452	17,257	—	—	17,709
Equity in subsidiaries’ earnings, net	(407,620)	—	—	407,620	—
Change in operating assets and liabilities:
Merchandise inventories	—	(222,669)	—	—	(222,669)
Prepaid expenses and other current assets	(14,841)	(22,654)	359	—	(37,136)
Accounts payable	8,232	158,565	(107)	—	166,690
Accrued expenses and other	(13,540)	27,439	4,500	—	18,399
Income taxes	(62,412)	(17,946)	12,203	—	(68,155)
Other	1,355	(1,425)	2	—	(68)
Net cash provided by (used in) operating activities	(96,996)	479,030	16,405	—	398,439
Cash flows from investing activities:
Purchases of property and equipment	(14,330)	(203,762)	(31)	—	(218,123)
Proceeds from sale of property and equipment	12	461	—	—	473
Net cash provided by (used in) investing activities	(14,318)	(203,301)	(31)	—	(217,650)
Cash flows from financing activities:
Repayments of long-term obligations	(910,677)	(684)	—	—	(911,361)
Borrowings under revolving credit facility	371,600	—	—	—	371,600
Repayments of borrowings under revolving credit facility	(25,600)	—	—	—	(25,600)
Equity transactions with employees, net of taxes paid	(274)	—	—	—	(274)
Tax benefit of stock options	450	—	—	—	450
Changes in intercompany note balances, net	619,704	(602,836)	(16,868)	—	—
Net cash provided by (used in) financing activities	55,203	(603,520)	(16,868)	—	(565,185)
Net increase (decrease) in cash and cash equivalents	(56,111)	(327,791)	(494)	—	(384,396)
Cash and cash equivalents, beginning of period	111,545	364,404	21,497	—	497,446
Cash and cash equivalents, end of period	$55,434	$36,613	$21,003	$—	$113,050

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of August 3, 2012, and the related condensed consolidated statements of income and comprehensive income for the thirteen- and twenty six-week periods ended August 3, 2012 and July 29, 2011, and the condensed consolidated statements of cash flows for the twenty six-week periods ended August 3, 2012 and July 29, 2011. These financial statements are the responsibility of the Company’s management.

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

September 5, 2012
Nashville, Tennessee

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 3, 2012. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 10,203 stores located in 40 states as of August 3, 2012, the majority of which are located in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

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

In recent years, we have emphasized the following four operating priorities, which we remain keenly focused on executing: (1) drive productive sales growth, (2) increase our gross margins, (3) leverage process improvements and information technology to reduce costs, and (4) strengthen and expand Dollar General’s culture of serving others.

Drive Productive Sales Growth.  We drive productive sales growth by attempting to increase shopper frequency and transaction amount and maximize sales per square foot. In addition to our ongoing category management processes which help us determine the most productive merchandise offerings, 2012 sales growth initiatives include: improvement in merchandise in-stock levels; further emphasis on the $1.00 price point; expansion of the number of coolers in approximately 1,200 existing stores; and the initial implementation of a merchandise allocation strategy based on store demographics. In addition, we expect our remodeled and relocated stores to enhance same-store sales growth. New store expansion is an important element of our overall growth strategy and currently includes expansion into several new markets, including portions of California, and the testing of larger store formats with expanded perishable foods. We opened a total of 625 new stores in 2011 and plan to open an additional 625 stores in 2012, of which 295 were opened in the first half of 2012. While traditional Dollar General stores remain our highest priority, representing 256 of the total new stores opened in 2012, we have also opened 21 new Dollar General Market stores and 18 Dollar General Plus stores and relocated or remodeled 46 traditional Dollar General stores to the Plus format this year. Dollar General Market and Dollar General Plus offer a broader selection of perishable foods than our traditional format allowing customers to complete a greater portion of their everyday food purchases at Dollar General.

Increase Gross Profit.  We strive to increase gross profit and optimize our gross profit rate as a percentage of sales through effective category management, the expansion of private brand offerings, increased foreign sourcing, shrink reduction, transportation and distribution efficiencies and improvements to our pricing and markdown model, while remaining committed to our everyday low price strategy. Within our consumables category, we strive to offer the optimal balance of the most popular nationally advertised brands and our own private brands, which generally have higher gross profit rates than national brands. In recent years, sales growth in consumables, which generally have lower gross profit rates than non-consumables, has outpaced the growth in non-consumables, due in part to economic challenges faced by our customers which have impacted discretionary spending as well as our focus on expanding the consumables offerings in our stores. To some extent, the increased commodities costs we experienced in 2011 moderated in the first half of 2012. Diesel fuel prices were lower in the 2012 second quarter than in the corresponding 2011 period, contributing to our ability to lower transportation costs as a percentage of sales, although fuel prices have risen since the end of the second quarter. We opened two new distribution centers in the 2012 first quarter and announced our intent to open an additional distribution center in the northeastern U.S. in 2013 to help reduce the number of miles driven in connection with, and thus the cost of, delivering merchandise to our stores.

Leveraging Process Improvements and Information Technology to Reduce Costs. We are committed to extracting costs that do not affect the customer experience. In 2012, we have additional opportunities to utilize the capabilities of our workforce management system, implemented in 2011, which assists us in improving our store standards and overall customer experience by utilizing store workforce hours more effectively. In addition, we are in the early stages of a multi-year implementation of a comprehensive supply chain solution which we believe will help us improve our allocation of merchandise and reduce our overall costs of purchasing and delivering merchandise to our stores.

Strengthen and Expand Dollar General’s Culture of Serving Others.  For customers, we help them “Save time. Save money. Every day!” by providing clean, well-stocked stores with quality products at low prices. For employees, we strive to create an environment that attracts and retains key employees throughout the organization. We have significantly increased training hours and access to computer-based learning for our store and field employees and are committed to developing and promoting employees within Dollar General. For the public, we give back to our store communities through our charitable and other efforts. For shareholders, we endeavor to meet expectations of an efficiently and profitably run organization that operates with compassion and integrity.

Focus on these four priorities through the strategies identified above has resulted in improved performance in the second quarter of 2012 over the comparable 2011 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales. Discussions of 2012 same-store sales increases are based on the comparable calendar weeks in 2011:

•                  Total sales increased 10.4% to $3.95 billion. Sales in same-stores increased 5.1% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 53-week period ended August 3, 2012 were $218, up from $205 for the 52-week period ended July 29, 2011.

•                  Operating profit increased by 10.6% and was essentially unchanged as a percentage of sales at 9.8%, as the result of improvement in SG&A of 15 basis points offset by a 13 basis point decline in our gross profit rate.

•                  Gross profit, as a percentage of sales, was 32.0% in 2012 period compared to 32.1% in the 2011 period. The most significant factors positively affecting our gross profit rate were higher initial inventory markups, transportation efficiencies coupled with lower fuel costs, and the impact of a significant LIFO charge in the 2011 period that did not reoccur in the 2012 period. The most significant factors negatively affecting the gross profit rate included a heavier consumables weighting within the sales mix, higher markdowns, and a lesser impact from price increases compared to the prior year.

•                  Selling, general and administrative expenses, or SG&A, as a percentage of sales, was 22.2% compared to 22.3% in the 2011 quarter, a decrease of 15 basis points. The improvement in SG&A, as a percentage of sales, is primarily due to the impact of additional efficiencies in workforce utilization and lower workers’ compensation, general liability and benefits expenses in addition to the impact of increased sales. Higher advertising costs, in part due to our entrance into new markets, and fees associated with the continued increase in debit card usage, partially offset the improvements.

•                  Interest expense decreased by $25.0 million to $35.7 million in the 2012 second quarter. Total long-term obligations as of August 3, 2012 were $2.89 billion, an increase of $107 million compared to the prior year. During the second quarter, we redeemed the remaining $450.7 million of our 11.875%/12.625% senior subordinated notes and issued $500 million of 4.125% senior notes. The 2012 second quarter includes a non-operating loss of $29.0 million ($17.7 million net of income taxes, or approximately $0.05 per diluted share) resulting from the redemption. The 2011 second quarter includes a non-operating loss of $58.1 million ($35.4 million net of income taxes, or approximately $0.10 per diluted share) resulting from the redemption of $839.3 million aggregate principal amount of our 10.625% senior notes due 2015.

•                  The effective income tax rate for the quarter was 34.1% compared to 36.8% in the prior year period. Increases in the effective tax rate associated with the expiration of various federal jobs and related credits were more than offset by decreases totaling $14.5 million or approximately $0.04 per diluted share associated with the adjustment of accruals due to the favorable resolution of income tax examinations.

•                  Net income was $214.1 million, or $0.64 per diluted share, compared to net income of $146.0 million, or $0.42 per diluted share, in the 2011 second quarter. Diluted shares outstanding decreased by 10.1 million shares.

•                  Cash generated from operating activities was $373.5 million. At August 3, 2012, we had a cash balance of $134.2 million.

•                  Inventory turnover was 5.2 times on a rolling four-quarter basis. Improving our in-stock levels, while improving our inventory turns, remains a high priority.  Inventories increased 3% on a per store basis over the 2011 second quarter.

•                  During the first half of 2012, we opened 295 new stores, remodeled or relocated 416 stores, and closed 29 stores, resulting in a store count of 10,203 as of August 3, 2012.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We follow the concept of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2012 and 2011, which represent the 52-week fiscal year ending February 1, 2013 and the 53-week fiscal year ended February 3, 2012, respectively. References to the second quarter accounting periods for 2012 and 2011 contained herein refer to the 13-week accounting periods ended August 3, 2012 and July 29, 2011, respectively.

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

The following table contains results of operations data for the most recent 13-week and 26-week periods of each of 2012 and 2011, and the dollar and percentage variances among those periods:

(amounts in millions,	13 Weeks Ended		2012 vs. 2011		26 Weeks Ended		2012 vs. 2011
except per share amounts)	August 3, 2012	July 29, 2011	Amount change	% change	August 3, 2012	July 29, 2011	Amount change	% change
Net sales by category:
Consumables	$2,920.8	$2,611.1	$309.8	11.9%	$5,798.1	$5,140.1	$658.0	12.8%
% of net sales	73.97%	73.03%			73.86%	73.15%
Seasonal	536.7	502.6	34.2	6.8	1,061.2	959.6	101.6	10.6
% of net sales	13.59%	14.06%			13.52%	13.66%
Home products	255.9	235.8	20.1	8.5	514.9	470.0	44.9	9.6
% of net sales	6.48%	6.60%			6.56%	6.69%
Apparel	235.2	225.8	9.4	4.2	475.6	457.1	18.5	4.0
% of net sales	5.96%	6.31%			6.06%	6.51%
Net sales	$3,948.7	$3,575.2	$373.5	10.4%	$7,849.9	$7,026.9	$823.0	11.7%
Cost of goods sold	2,685.4	2,426.9	258.6	10.7	5,358.4	4,791.2	567.2	11.8
% of net sales	68.01%	67.88%			68.26%	68.18%
Gross profit	1,263.2	1,148.3	114.9	10.0	2,491.5	2,235.7	255.7	11.4
% of net sales	31.99%	32.12%			31.74%	31.82%
Selling, general and administrative expenses	876.0	798.3	77.7	9.7	1,719.9	1,564.1	155.8	10.0
% of net sales	22.18%	22.33%			21.91%	22.26%
Operating profit	387.2	350.0	37.2	10.6	771.5	671.6	99.9	14.9
% of net sales	9.81%	9.79%			9.83%	9.56%
Interest expense	35.7	60.6	(25.0)	(41.2)	72.7	126.2	(53.5)	(42.4)
% of net sales	0.90%	1.70%			0.93%	1.80%
Other (income) expense	26.6	58.2	(31.7)	(54.4)	28.2	60.5	(32.3)	(53.4)
% of net sales	0.67%	1.63%			0.36%	0.86%
Income before income taxes	325.0	231.2	93.8	40.6	670.6	484.9	185.6	38.3
% of net sales	8.23%	6.47%			8.54%	6.90%
Income taxes	110.9	85.1	25.7	30.2	243.0	181.9	61.1	33.6
% of net sales	2.81%	2.38%			3.10%	2.59%
Net income	$214.1	$146.0	$68.1	46.6%	$427.6	$303.0	$124.5	41.1%
% of net sales	5.42%	4.08%			5.45%	4.31%
Diluted earnings per share	$0.64	$0.42	$0.22	52.4%	$1.27	$0.88	$0.39	44.3%

13 WEEKS ENDED AUGUST 3, 2012 AND JULY 29, 2011

Net Sales. The net sales increase in the 2012 second quarter reflects a same-store sales increase of 5.1% compared to the 2011 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2012 quarter, there were 9,468 same-stores which accounted for sales of $3.71 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards, the expansion of our merchandise offerings, improved utilization of store square footage and enhanced marketing efforts.

Gross Profit. The gross profit rate as a percentage of sales was 32.0% in the 2012 period compared to 32.1% in the 2011 period. Consumables, which generally have lower markups than non-consumables, represented a greater percentage of sales in the 2012 period than in the 2011 period. Higher initial markups were offset by lower price increases and higher markdowns than in the 2011 period. Lower diesel fuel rates and improved efficiencies resulted in lower transportation costs as a percentage of sales. We recorded a LIFO benefit of $0.5 million in the 2012 period compared to a LIFO provision of $10.7 million in the 2011 period.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense was 22.2% as a percentage of sales in the 2012 quarter compared to 22.3% in the 2011 quarter, an improvement of 15 basis points. Retail labor expense increased at a rate lower than our increase in sales, partially due to ongoing benefits of our workforce management system. Reductions in benefits costs and workers’ compensation and general liability expenses contributed to the overall decrease in SG&A as a percentage of sales, which was also favorably impacted by other cost reduction and productivity initiatives as well as the 10.4% increase in sales. Costs that increased at a rate higher than our increase in sales include fees associated with the increased use of debit cards and advertising costs.

Interest Expense. The decrease in interest expense in the 2012 period from the 2011 period is due to lower average outstanding borrowings resulting from repurchases of indebtedness in 2012 and 2011 as well as lower all-in interest rates. See Liquidity and Capital Resources below for further discussion.

Other (Income) Expense. In the 2012 period, we recorded pretax losses of $29.0 million resulting from the redemption of our 11.875/12.625% senior subordinated notes, partially offset by a $2.5 million pretax gain resulting from the settlement of interest rate swaps. In the 2011 period, we recorded pretax losses of $58.1 million resulting from the redemption of our 10.625% senior notes.

Income Taxes. The effective income tax rate for the 2012 period was 34.1% compared to a rate of 36.8% for the 2011 period which represents a net decrease of 2.7%. Increases in the effective tax rate associated with the expiration of various federal jobs credits for workers hired after December 31, 2011 (primarily the Work Opportunity Tax Credit) as well as the expiration of the Hire Act’s Retention Credit were more than offset by decreases associated with the adjustment of accruals due to the favorable resolution of income tax examinations.

26 WEEKS ENDED AUGUST 3, 2012 AND JULY 29, 2011

Net Sales. The net sales increase in the 2012 period reflects a same-store sales increase of 5.9% compared to the 2011 period. Same-stores include stores that have been open at least 13 months and remain open at the end of the reporting period. For 2012, there were 9,468 same-stores which accounted for sales of $7.37 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores. Consumables sales increased at a higher rate than non-consumables, with the most significant growth related to changes in and further expansion of our candy and snacks and perishables offerings.  Sales growth in our home, basic apparel and seasonal categories has been impacted by weakness and uncertainties in the macroeconomic environment, and to some extent, by unfavorable weather trends.

Gross Profit. The gross profit rate as a percentage of sales was 31.7% in the 2012 period compared to 31.8% in the 2011 period. Consumables, which generally have lower markups than non-consumables, represented a greater percentage of sales in the 2012 period than in the 2011 period. Higher initial markups were offset by lower price increases and higher markdowns than in the 2011 period. Improved efficiencies resulted in lower distribution and transportation costs as a percentage of sales. We recorded a LIFO provision of $1.1 million in the 2012 period compared to a $14.2 million provision in the 2011 period.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense was 21.9% as a percentage of sales in the 2012 period compared to 22.3% in the 2011 period, an improvement of 35 basis points reflecting the favorable impact of the 11.7% increase in sales as well as the effect of $13.1 million of expenses in the 2011 period related to the settlement of two legal matters which did not recur in the 2012 period. In addition, retail labor expense increased at a rate lower than our increase in sales, partially due to ongoing benefits of our workforce management system. Various cost reduction efforts affecting expenses also contributed to the overall decrease in SG&A as a percentage of sales. Costs that increased at a rate higher than our increase in sales include fees associated with the increased use of debit cards and advertising costs.

Interest Expense. The decrease in interest expense in the 2012 period from the 2011 period is due to lower average outstanding borrowings, resulting from our repurchases of indebtedness in 2012 and 2011 and lower all-in interest rates on our term loan primarily due to reduced notional amounts on interest rate swaps. See Liquidity and Capital Resources below for further discussion.

Other (Income) Expense. Other (income) expense in the 2012 period includes pretax losses totaling $29.0 million resulting from the repurchase of our 11.875%/12.125% senior subordinated notes, a $2.5 million pretax gain resulting from the settlement of interest rate swaps, and a pretax loss of $1.6 million resulting from the amendment of our senior secured revolving credit facility. Other (income) expense in the 2011 period includes pretax losses totaling $60.3 million resulting from the repurchase of our 10.625% senior notes.

Income Taxes. The effective income tax rate for the 2012 period was 36.2% compared to a rate of 37.5% for the 2011 period which represents a net decrease of 1.3%.  Increases in the effective tax rate associated with the expiration of various federal jobs credits for workers hired after December 31, 2011 (primarily the Work Opportunity Tax Credit) as well as the expiration of the Hire Act’s Retention Credit were more than offset by decreases associated with the adjustment of accruals due to the favorable resolution of income tax examinations.

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $3.16 billion as of August 3, 2012. The Credit Facilities consist of a $1.964 billion senior secured term loan facility (the “Term Loan Facility”) and a senior secured asset-based revolving credit facility (the “ABL Facility”). Total commitments under the ABL Facility are equal to $1.2 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility also includes borrowing capacity available for short-term borrowings referred to as swingline loans.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). As of August 3, 2012, the applicable margin for borrowings under the Term Loan Facility is 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings, and the applicable margin for borrowings under the ABL Facility is 1.75% for LIBOR borrowings and 0.75% for base-rate borrowings. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments, at a rate of 0.375% per annum as of August 3, 2012. The applicable margins for borrowings and the commitment fees under the ABL Facility are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We also must pay customary letter of credit fees.

Under the Term Loan Facility we would be required to prepay outstanding term loans, subject to certain exceptions, with: up to 50% of our annual excess cash flow (as defined in the credit agreement) if our total net leverage ratio was in excess of 6.0 to 1.0, which would be reduced to 25% and 0% if we were to maintain a total net leverage ratio of 6.0 to 1.0 and 5.0 to 1.0, respectively; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through August 3, 2012, no prepayments have been required under such prepayment provisions. The Term Loan Facility can be prepaid in whole or in part at any time.

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

There is no amortization of the principal balance of the ABL Facility. In addition, we are required to prepay the ABL Facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base. Through August 3, 2012, no prepayments have been required under any prepayment provisions.

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

The senior secured credit agreements contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens; sell assets; pay dividends and distributions or repurchase our capital stock; make investments or acquisitions; repay or repurchase subordinated indebtedness, amend material agreements governing our indebtedness; or change our lines of business. The senior secured credit agreements also contain certain customary affirmative covenants and events of default.

At August 3, 2012, we had borrowings of $404.9 million, commercial letters of credit of $23.6 million, and standby letters of credit of $23.7 million outstanding under the ABL Facility. We anticipate potential borrowings under the ABL Facility in fiscal 2012 up to a maximum of approximately $500 million outstanding at any one time.

Senior Notes due 2017

Overview. On July 12, 2012, we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “Senior Notes”) which mature on July 15, 2017, pursuant to an indenture dated as of July 12, 2012 (the “Senior Indenture”).

Interest on the Senior Notes is payable in cash on January 15 and July 15 of each year, commencing on January 15, 2013. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the existing and future direct or indirect domestic subsidiaries that guarantee the obligations under our Credit Facilities.

We may redeem some or all of the Senior Notes at any time at redemption prices described or set forth in the Senior Indenture. We also may seek, from time to time, to retire some or all of the Senior Notes through cash purchases on the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Change of Control. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require us to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants. The Senior Indenture contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to (subject to certain exceptions): consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and incur or guarantee indebtedness secured by liens on any shares of voting stock of significant subsidiaries.

Events of Default. The Senior Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.

Senior Subordinated Toggle Notes due 2017

On July 15, 2012, we redeemed the remaining $450.7 million outstanding aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “Senior Subordinated Notes” which had been scheduled to mature on July 15, 2017) at a redemption price of 105.938% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $29.0 million. The redemption was effected in accordance with the indenture dated as of July 6, 2007 governing the Senior Subordinated Notes.  The pretax losses on these transactions are reflected in Other (income) expense in our condensed consolidated statement of income in the 13-week and 26-week periods ended August 3, 2012. We funded the redemption price for the Senior Subordinated Notes with proceeds from the Senior Notes issued in July 2012.

Senior Notes due 2015

On April 29, 2011, we repurchased in the open market $25.0 million outstanding aggregate principal amount of our 10.625% senior notes due 2015 at a redemption price of 107.0% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $2.2 million. On July 15, 2011, we redeemed the remaining $839.3 million outstanding aggregate principal amount of such notes (which had been scheduled to mature on July 15, 2015) at a redemption price of 105.313% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $58.1 million. The redemption was effected in accordance with the indenture dated as of July 6, 2007 governing the notes.  The pretax losses on these transactions are reflected in Other (income) expense in our condensed consolidated statement of income in the applicable 13-week and 26-week periods ended July 29, 2011. We funded the redemption price with cash on hand and borrowings under the ABL Facility.

Adjusted EBITDA

Under the agreements governing the Credit Facilities, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of August 3, 2012, this ratio was 1.2 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principles plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		26-weeks ended		53-weeks ended
(in millions)	Aug. 3, 2012	Jul. 29, 2011	Aug. 3, 2012	Jul. 29, 2011	Aug. 3, 2012	Feb. 3, 2012
Net income	$214.1	$146.0	$427.5	$303.0	$891.2	$766.7
Add (subtract):
Interest income	(0.0)	(0.0)	(0.0)	(0.0)	(0.1)	(0.1)
Interest expense	35.7	60.7	72.8	126.3	151.5	205.0
Depreciation and amortization	71.8	65.4	141.7	129.7	276.1	264.1
Income taxes	110.9	85.1	243.1	181.9	519.8	458.6
EBITDA	432.5	357.2	885.1	740.9	1,838.5	1,694.3

Adjustments:
Loss on debt retirement, net	29.0	58.1	30.6	60.3	30.6	60.3
Loss (gain) on hedging instruments	(2.4)	0.1	(2.4)	0.2	(2.2)	0.4
Non-cash expense for share-based awards	5.5	3.3	10.3	6.8	18.8	15.3
Litigation settlement and related costs, net	—	—	—	13.1	—	13.1
Indirect costs related to merger and stock offering	0.4	—	0.8	—	1.7	0.9
Other non-cash charges (including LIFO)	2.0	12.1	5.2	17.6	40.9	53.3
Other	0.2	—	0.8	—	0.8	—
Total Adjustments	34.7	73.6	45.3	98.0	90.6	143.3

Adjusted EBITDA	$467.2	$430.8	$930.4	$838.9	$1,929.1	$1,837.6

Contractual Obligations

Changes to our outstanding indebtedness with regard to the issuance of the Senior Notes due 2017, the redemption of the Senior Subordinated Notes and the amendments to the Credit Facilities discussed above resulted in changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012. The following table summarizes our significant contractual obligations for long-term debt obligations and related interest as of August 3, 2012 (in thousands):

	Payments Due by Period
Contractual obligations	Total	1 year	1-3 years	3-5 years	5+ years
Long-term debt obligations	$2,882,895	$—	$1,488,700	$1,380,005	$14,190
Interest (a)	324,691	94,170	137,401	91,603	1,517

(a)         Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using rates as of August 3, 2012.  Variable rate long-term debt includes the balance of the ABL Facility of $404.9 million, the balance of our tax increment financing of $14.5 million, and the Term Loan Facility of $1.964 billion (net of the effect of interest rate swaps).

Current Financial Condition / Recent Developments

At August 3, 2012, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.89 billion. We had $747.9 million available for borrowing under our ABL Facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

Our inventory balance represented approximately 47% of our total assets exclusive of goodwill and other intangible assets as of August 3, 2012. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Cash flows from operating activities. Significant components of the change in cash flows from operating activities primarily relate to an increase in payments for income taxes, and to a lesser extent, the timing of sales tax payments. We also completed two secondary stock offerings in the first half of 2012, and as a result the reclassification of the tax benefit of stock options to cash flows from financing activities was higher than in the 2011 period. Accounts payable was affected by a lower increase in inventory balances as well as the timing and mix of merchandise purchases as compared to the prior year period. Changes in Prepaid and other current assets as well as Accrued expenses and other reflect the accrual and related insurance receivable associated with a legal settlement initially recorded in the 2011 period for which payments were made in the 2012 period. Increased bonus accruals and reduced bonus and interest payments in the 2012 period compared to the 2011 period partially offset the items noted above. Additionally, we had increased net income in the 2012 period as described in more detail above under “Results of Operations.”

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 7% during the first half of 2012, compared to a 12% increase in the first half of 2011. Inventory levels in our four inventory categories in the 2012 period compared to the respective 2011 period were as follows: the consumables category increased 7% compared to a 15% increase; the seasonal category increased by 10% compared to a 6% increase; the home products category increased by 16% compared to a 7% increase; and apparel declined by 4% compared to a 11% increase.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2012 period included the following approximate amounts: $86 million for improvements, upgrades, remodels and relocations of existing stores; $72 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $69 million for stores purchased or built by us; $63 million for distribution and transportation-related capital expenditures; and $12 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2012 period, we opened 295 new stores and remodeled or relocated 416 stores.

Significant components of property and equipment purchases in the 2011 period included the following approximate amounts: $88 million for improvements, upgrades, remodels and relocations of existing stores; $50 million for new leased stores; $38 million for stores purchased or built by us; $27 million for distribution and transportation related purchases; and $15 million for systems-related capital projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2011 period, we opened 301 new stores and remodeled or relocated 371 stores.

Capital expenditures during 2012 are projected to be in the range of $600-$650 million. We anticipate funding 2012 capital requirements with cash flows from operations, and if necessary, our ABL Facility. Projected capital spending includes investment in store growth and development for approximately 625 new stores and for approximately 575 stores to be remodeled or relocated. These capital expenditures will support the construction of new stores; costs related to new leased stores such as leasehold improvements, fixtures and equipment; the purchase of existing stores; and continued investment in our existing store base. Projected capital spending also includes transportation, distribution and special projects as well as routine and ongoing capital requirements.

Cash flows from financing activities. In April 2012, we repurchased 6.8 million outstanding shares of our common stock from our principal shareholder at a total cost of $300.0 million. In July 2012, we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017. Also in July 2012, we redeemed $450.7 million aggregate principal amount of Senior Subordinated Notes at a redemption price of 105.938% of the principal amount thereof, resulting in a cash outflow of $477.5 million. In July 2011, we redeemed $839.3 million aggregate principal amount of senior notes due 2015 at a redemption price of 105.313% of the principal amount thereof, resulting in a cash outflow of $883.9 million. In April 2011, we repurchased in the open market $25.0 million aggregate principal amount of senior notes due 2015 at a price of 107.0% of the principal amount thereof, resulting in a cash outflow of $26.8 million. A portion of the 2011 redemption of the senior notes due 2015 was financed by borrowings under the ABL Facility. Net borrowings under the ABL Facility were $220.2 million during the first half of 2012 and $346.0 million during the first half of 2011.

Share Repurchase Program

On August 29, 2012, our Board of Directors approved a $500 million share repurchase authorization for our common stock. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. This repurchase authorization has no expiration date.

At August 29, 2012, we had $15 million remaining on a $500 million share repurchase authorization for our common stock which was approved by our Board of Directors on November 30, 2011. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. This repurchase authorization has no expiration date.  As part of this repurchase program, pursuant to a Share Repurchase Agreement between us and Buck Holdings L.P., dated March 25, 2012, concurrent with the closing of a secondary offering in April 2012, we purchased 6,817,311 shares of common stock from Buck Holdings, L.P. for an aggregate purchase price of $300 million.

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

Insurance Liabilities. We retain a significant portion of the risk for our workers’ compensation, employee health, property loss, automobile and general liability. These represent significant costs primarily due to the large employee base and number of stores. Provisions are made for these liabilities on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends, which have been and are anticipated to continue to be materially accurate. If future claim trends deviate from recent historical patterns, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

Contingent Liabilities — Income Taxes. Income tax reserves are determined using the methodology established by accounting standards relating to uncertainty in income taxes. These standards require companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results.

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

(b)           Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended August 3, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended August 3, 2012 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
05/05/12-05/31/12	464	$33.87	—	$15,000,000
06/01/12-06/30/12	—	$—	—	$15,000,000
07/01/12-08/03/12	—	$—	—	$15,000,000
Total	464	$33.87	—	$15,000,000

(a)         Represents shares repurchased from employees pursuant to the terms of management stockholders’ agreements.

(b)         On November 30, 2011 our Board of Directors approved a share repurchase program of up to $500 million of outstanding shares of our common stock.  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization has no expiration date.

During the third quarter of 2012, our Board of Directors approved a new share repurchase program of up to $500 million of outstanding shares of our common stock. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. Purchases under this program could not occur prior to the third quarter of 2012, and this repurchase authorization has no expiration date.

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

•                  damage to or interruption of our information systems;

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

DOLLAR GENERAL CORPORATION

Date:	September 5, 2012	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1

Indenture, dated as of July 12, 2012, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))

4.2

First Supplemental Indenture, dated as of July 12, 2012, among Dollar General Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))

10.1

Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (effective June 1, 2012) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001-11421))

10.2

Amended and Restated Dollar General Corporation Annual Incentive Plan (effective June 1, 2012) (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001-11421))

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