Form 10-Q
period 2012-11-02
DOLLAR GENERAL CORP
filed 2012-12-11
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2012

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

The registrant had 328,712,549 shares of common stock outstanding on December 3, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 2, 2012	February 3, 2012
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$142,580	$126,126
Merchandise inventories	2,330,436	2,009,206
Income taxes receivable	13,554	—
Prepaid expenses and other current assets	131,622	139,742
Total current assets	2,618,192	2,275,074
Net property and equipment	2,047,434	1,794,960
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,223,407	1,235,954
Other assets, net	46,055	43,943
Total assets	$10,273,677	$9,688,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$891	$590
Accounts payable	1,199,727	1,064,087
Accrued expenses and other	392,439	397,075
Income taxes payable	997	44,428
Deferred income taxes	39,785	3,722
Total current liabilities	1,633,839	1,509,902
Long-term obligations	3,023,367	2,617,891
Deferred income taxes	655,910	656,996
Other liabilities	225,699	229,149

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	287,613	295,828
Additional paid-in capital	2,983,323	2,967,027
Retained earnings	1,468,534	1,416,918
Accumulated other comprehensive loss	(4,608)	(5,191)
Total shareholders’ equity	4,734,862	4,674,582
Total liabilities and shareholders’ equity	$10,273,677	$9,688,520

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Net sales	$3,964,647	$3,595,224	$11,814,507	$10,622,115
Cost of goods sold	2,738,524	2,479,422	8,096,905	7,270,574
Gross profit	1,226,123	1,115,802	3,717,602	3,351,541
Selling, general and administrative expenses	864,734	804,885	2,584,675	2,368,977
Operating profit	361,389	310,917	1,132,927	982,564
Interest expense	27,726	38,632	100,466	164,831
Other (income) expense	1,728	53	29,956	60,564
Income before income taxes	331,935	272,232	1,002,505	757,169
Income tax expense	124,250	101,068	367,265	282,994
Net income	$207,685	$171,164	$635,240	$474,175

Earnings per share:
Basic	$0.62	$0.50	$1.90	$1.39
Diluted	$0.62	$0.50	$1.89	$1.37

Weighted average shares outstanding:
Basic	332,337	341,955	333,806	341,670
Diluted	334,004	345,777	336,339	345,598

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Comprehensive income	$208,249	$174,269	$635,823	$486,594

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	November 2, 2012	October 28, 2011

Cash flows from operating activities:
Net income	$635,240	$474,175
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	222,398	204,771
Deferred income taxes	24,221	23,977
Tax benefit of stock options	(85,335)	(16,101)
Loss on debt retirement, net	30,620	60,303
Noncash share-based compensation	15,357	10,969
Other noncash gains and losses	9,548	31,656
Change in operating assets and liabilities:
Merchandise inventories	(326,076)	(350,932)
Prepaid expenses and other current assets	12,399	(30,899)
Accounts payable	130,733	164,336
Accrued expenses and other liabilities	(4,334)	89,993
Income taxes	28,350	(57,575)
Other	(2,235)	(174)
Net cash provided by (used in) operating activities	690,886	604,499

Cash flows from investing activities:
Purchases of property and equipment	(453,626)	(363,099)
Proceeds from sales of property and equipment	1,144	729
Net cash provided by (used in) investing activities	(452,482)	(362,370)

Cash flows from financing activities:
Issuance of long-term obligations	500,000	—
Repayments of long-term obligations	(478,026)	(911,708)
Borrowings under revolving credit facility	1,703,400	649,100
Repayments of borrowings under revolving credit facility	(1,349,800)	(361,300)
Debt issue costs	(15,278)	—
Repurchases of common stock	(596,442)	—
Equity transactions with employees, net of taxes paid	(71,139)	(13,188)
Tax benefit of stock options	85,335	16,101
Net cash provided by (used in) financing activities	(221,950)	(620,995)

Net increase (decrease) in cash and cash equivalents	16,454	(378,866)
Cash and cash equivalents, beginning of period	126,126	497,446
Cash and cash equivalents, end of period	$142,580	$118,580

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$40,569	$44,225
Purchases of property and equipment under capital lease obligations	$3,440	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of November 2, 2012 and results of operations for the 13-week and 39-week accounting periods ended November 2, 2012 and October 28, 2011 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $0.1 million and $11.1 million in the respective 13-week periods, and $1.2 million and $25.4 million in the respective 39-week periods, ended November 2, 2012 and October 28, 2011. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

In July 2012, the Financial Accounting Standards Board issued new accounting guidance relating to impairment testing for indefinite-lived intangible assets. In accordance with this guidance, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If after such assessment an entity concludes that the indefinite-lived intangible asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test as required by existing standards. This guidance is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted this guidance in the third quarter of 2012 and it did not have a material impact on its condensed consolidated financial statements.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

2.                                      Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a $500 million common stock repurchase program, of which $218.6 million remained available for repurchase as of November 2, 2012. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions, which could include repurchases from Buck Holdings, L.P., a Delaware limited partnership controlled by KKR and Goldman Sachs and Co., or other related parties if appropriate. The timing and number of shares purchased will depend on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings under our senior secured asset-based revolving credit facility, which is discussed in further detail in Note 5.

On November 30, 2011, the Company’s Board of Directors authorized a $500 million common stock repurchase program, which was completed during the period ended November 2, 2012 as discussed below. The repurchase authorization had terms similar to the August 2012 authorization.

During the 39-week period ended November 2, 2012, the Company repurchased approximately 7.1 million shares under the November 2011 authorization at a total cost of $315.0 million, including approximately 6.8 million shares purchased from Buck Holdings, L.P. for an aggregate purchase price of $300.0 million, and approximately 5.6 million shares under the August 2012 authorization at a total cost of $281.4 million, including approximately 4.9 million shares purchased from Buck Holdings, L.P. for an aggregate purchase price of $250.0 million.

3.                                      Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended November 2, 2012			13 Weeks Ended October 28, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$207,685	332,337	$0.62	$171,164	341,955	$0.50
Effect of dilutive share-based awards		1,667			3,822
Diluted earnings per share	$207,685	334,004	$0.62	$171,164	345,777	$0.50

	39 Weeks Ended November 2, 2012			39 Weeks Ended October 28, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$635,240	333,806	$1.90	$474,175	341,670	$1.39
Effect of dilutive share-based awards		2,533			3,928
Diluted earnings per share	$635,240	336,339	$1.89	$474,175	345,598	$1.37

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.8 million and 0.3 million in the 2012 and 2011 periods, respectively.

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

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal income tax returns for fiscal years 2006, 2007, and 2008. As a result, the 2008 and earlier tax years are not open for examination by the IRS.  The IRS, at its discretion, may choose to examine the Company’s 2009, 2010, or 2011 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2009 and later tax years remain open for examination by the various state taxing authorities.

As of November 2, 2012, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $22.7 million, $2.1 million and $0.4 million, respectively, for a total of $25.2 million. Of this amount, $0.3 million and $24.9 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet. The reserve for uncertain tax benefits decreased during the 39-week period ended November 2, 2012 by $19.3 million due principally to the favorable resolution of matters associated with examination activity.

As of November 2, 2012, approximately $22.7 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions. The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $15.0 million in the coming twelve months due principally to the effective settlement of reserved amounts.

The effective income tax rates for the 13-week and 39-week periods ended November 2, 2012 were 37.4% and 36.6%, compared to rates of 37.1% and 37.4% for the respective 13-week and 39-week periods ended October 28, 2011. The increase in the effective income tax rate for the 13-week period is primarily associated with state income tax items.  The 2011 period benefited, to a greater extent, from a decrease in a state income tax valuation allowance associated with state income tax credits and from decreases in state income tax reserves as compared to 2012’s reserve increases.  The decrease in the 39-week period effective income tax rate was due to benefits (recorded earlier in the current fiscal year) associated with the adjustment of accruals due to the favorable resolution of income tax examinations that exceeded increases in the effective tax rate associated with the expiration of various federal jobs credits for workers hired after December 31, 2011 (primarily the Work Opportunity Tax Credit), the expiration of the Hire Act’s Retention Credit and an increase in the state income tax rate as noted earlier in this paragraph.

5.                                      Current and long-term obligations

Current and long-term obligations consist of the following:

(In thousands)	November 2, 2012	February 3, 2012
Senior secured term loan facility:
Maturity July 6, 2014	$1,083,800	$1,963,500
Maturity July 6, 2017	879,700	—
ABL Facility, maturity July 6, 2014	538,300	184,700
4 1/8% Senior Notes due July 15, 2017	500,000	—
11 7/8%/12 5/8% Senior Subordinated Notes due July 15, 2017	—	450,697
Capital lease obligations	7,963	5,089
Tax increment financing due February 1, 2035	14,495	14,495
	3,024,258	2,618,481
Less: current portion	(891)	(590)
Long-term portion	$3,023,367	$2,617,891

As of November 2, 2012 the Company has senior secured credit agreements (the “Credit Facilities”) which provide total financing of $3.16 billion, consisting of a senior secured term loan facility (“Term Loan Facility”), and a senior secured asset-based revolving credit facility (“ABL Facility”).

On March 15, 2012, the ABL Facility was amended and restated. The maturity date was extended by a year to July 6, 2014 and the total commitment was increased to $1.2 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The Company capitalized $2.7 million of debt issue costs, and incurred a pretax loss of $1.6 million for the write off of a portion of existing debt issue costs associated with the amendment, which is reflected in Other (income) expense in the condensed consolidated statement of income for the 39-week period ended November 2, 2012.

On March 30, 2012, the Term Loan Facility was amended and restated. Pursuant to the amendment, the maturity date for a portion ($879.7 million) of the Term Loan Facility was extended from July 6, 2014 to July 6, 2017. The applicable margin for borrowings under the Term Loan Facility remains unchanged. The Company capitalized $5.2 million of debt issue costs associated with the amendment.

On October 9, 2012, the Credit Facilities were further amended to add additional capacity for the Company to repurchase, redeem or otherwise acquire shares of its capital stock, not to exceed $250.0 million. The Company incurred a fee of $1.7 million associated with these amendments which is included in Other (income) expense in the condensed consolidated statements of income for the 13-week and 39-week periods ended November 2, 2012. The Company was reimbursed for these fees as further discussed in Note 9.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of November 2, 2012 and February 3, 2012 was (i) under the Term Loan, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings and (ii) under the ABL Facility, 1.75% and 1.50%, respectively, for LIBOR borrowings and 0.75% and 0.50%, respectively, for base-rate borrowings. At February 3, 2012, prior to the amendment discussed above, the ABL Facility also had a “last out” tranche of $101.0 million for which the applicable margin was 2.25% for LIBOR borrowings and 1.25% for base rate borrowings. The applicable margins for borrowings under the ABL Facility are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. The Company also must pay customary letter of credit fees. The interest rate for borrowings under the Term Loan Facility was 3.0% and 3.1% (without giving effect to the interest rate swaps discussed in Note 7), as of November 2, 2012 and February 3, 2012, respectively.

The senior secured credit agreement for the Term Loan Facility requires the Company to prepay outstanding term loans, subject to certain exceptions, with percentages of excess cash flow, proceeds of non-ordinary course asset sales or dispositions of property, and proceeds of incurrences of certain debt. In addition, the senior secured credit agreement for the ABL Facility requires the Company to prepay the ABL Facility, subject to certain exceptions, with proceeds of non-ordinary course asset sales or dispositions of property and any borrowings in excess of the then current borrowing base. The Term Loan Facility can be prepaid in whole or in part at any time. No prepayments have been required under any prepayment provisions through November 2, 2012.

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

As of November 2, 2012 and February 3, 2012, the respective letter of credit amounts related to the ABL Facility were $41.1 million and $38.4 million, and borrowing availability under the ABL Facility was $620.6 million and $807.9 million, respectively.

On July 12, 2012, the Company issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “Senior Notes”) which mature on July 15, 2017, pursuant to an indenture dated as of July 12, 2012 (the “Senior Indenture”).  The Company capitalized $7.3 million of debt issue costs associated with the Senior Notes.

Interest on the Senior Notes is payable in cash on January 15 and July 15 of each year, commencing on January 15, 2013. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the existing and future direct or indirect domestic subsidiaries that guarantee the obligations under the Credit Facilities discussed above.

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

On July 15, 2012, the Company redeemed the entire $450.7 million outstanding aggregate principal amount of its 11.875%/12.625% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”) at a premium. The pretax loss on this transaction of $29.0 million is reflected in Other (income) expense in the condensed consolidated statements of income for the 39-week period ended November 2, 2012. The Company funded the redemption price for the Senior Subordinated Notes with proceeds from the issuance of the Senior Notes.

In April and July 2011, the Company repurchased or redeemed all $864.3 million outstanding aggregate principal amount of its 10.625% senior notes due 2015 at a premium. The Company funded the redemption price for the senior notes due 2015 with cash on hand and borrowings under the ABL Facility. The 2011 redemption and repurchase resulted in pretax losses totaling $60.3 million, which is reflected in Other (income) expense in the condensed consolidated statements of income for 39-week period ended October 28, 2011.

Approximately $1.6 billion of the Company’s outstanding long-term debt balances as of November 2, 2012 will mature in 2014 and approximately $1.4 billion of such debt will mature after 2016.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of November 2, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that such adjustments are not significant to the derivatives’ valuation. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 7, in Level 2 of the fair value hierarchy. The Company’s long-term obligations that are classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements categorized within Level 3 as of November 2, 2012.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at November 2, 2012
Assets:
Trading securities (a)	$5,742	$—	$—	$5,742
Liabilities:
Long-term obligations (b)	3,032,042	22,458	—	3,054,500
Derivative financial instruments (c)	—	7,567	—	7,567
Deferred compensation (d)	21,380	—	—	21,380

(a)       Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets of $4,047 and Other assets, net of $1,695.

(b)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $891 and Long-term obligations of $3,023,367.

(c)        Reflected in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $1,557 and non-current Other liabilities of $6,010.

(d)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $4,047 and non-current Other liabilities of $17,333.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week and 39-week periods ended November 2, 2012 and October 28, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

In May 2012, the Company entered into interest rate swaps with a total notional amount of $875.0 million in order to mitigate a portion of the variable rate interest exposure under the Term Loan Facility. These swaps were effective May 31, 2012 and are scheduled to mature on May 29, 2015. The terms of the agreements resulted in the swap of one month LIBOR rates for a fixed interest rate, which results in the payment of an all-in fixed rate of 3.34% on the notional amount.

As of November 2, 2012, the Company had four interest rate swaps with a combined notional value of $1.175 billion that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 52-week period, the Company estimates that an additional $4.8 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of November 2, 2012, and October 28, 2011, the Company had no such non-designated hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of November 2, 2012 and February 3, 2012:

(in thousands)	November 2, 2012	February 3, 2012
Derivatives Designated as Hedging Instruments
Interest rate swaps classified in current liabilities as Accrued expenses and other	$1,557	$10,820
Interest rate swaps classified in noncurrent Other liabilities	$6,010	$—

The tables below present the pre-tax effect of the Company’s derivative financial instruments on the condensed consolidated statements of comprehensive income for the 13-week and 39-week periods ended November 2, 2012 and October 28, 2011:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in OCI	$1,441	$482	$9,983	$3,319
Loss related to effective portion of derivative reclassified from Accumulated OCI to Interest expense	$2,368	$5,570	$10,939	$23,710
(Gain) loss related to ineffective portion of derivative recognized in Other (income) expense	$—	$52	$(2,392)	$261

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision that the Company could be declared in default on its derivative obligations if there is a payment default or repayment is accelerated by the lender as a result of the Company’s default on indebtedness equal to or greater than the cross default threshold in the Credit Facilities.

As of November 2, 2012, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $7.9 million. If the Company had breached any of these provisions at

November 2, 2012, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $7.9 million. As of November 2, 2012, the Company had not breached any of these provisions or posted any collateral related to these agreements.

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

On April 2, 2012, the Company moved to decertify the class.  The plaintiff’s response to that motion was filed on May 9, 2012.

On October 22, 2012, the court entered a Memorandum Opinion granting the Company’s decertification motion.  The Company expects the court to enter an Order implementing its Memorandum Opinion within the next 30-60 days, at which time the parties expect to receive additional information regarding procedural matters such as whether the opt-in plaintiffs’ claims will be dismissed or transferred to other jurisdictions and applicable deadlines. The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the Richter action is not appropriate for collective action treatment. The Company has obtained summary judgment in some, although not all, of its pending individual or single-plaintiff store manager exemption cases in which it has filed such a motion.

However, at this time, it is not possible to predict whether Richter ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful in its defense of the action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in Richter. For these reasons, the Company is unable to estimate any potential loss or range of loss in the matter; however, if the Company is not successful in its defense efforts, the resolution of Richter could have a material adverse effect on the Company’s financial statements as a whole. The Company will continue to vigorously defend its position in the Richter matter.

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

The parties agreed to mediate, and the court stayed the action pending the results of the mediation.  The mediation occurred in March and April, 2011, at which time the Company reached an agreement in principle to settle the matter on behalf of the entire putative class. The proposed settlement, which received final approval from the court on July 23, 2012, provides for both monetary and equitable relief. Under the approved terms, $3.25 million was paid for plaintiffs’ legal fees and costs and $15.5 million was paid into a fund for the class members that will be apportioned and paid out to individual members (less certain administrative expenses and an additional $3 million in attorneys’ fees approved by the court on October 24, 2012).  Of the total $18.75 million, the Company’s Employment Practices Liability Insurance (“EPLI”) carrier paid approximately $15.9 million in the first quarter of 2012 to a third party claims administrator to disburse the funds, per the settlement terms, to claimants and counsel in accordance with the court’s orders, which represented the balance remaining of the $20 million EPLI policy covering the claims. The Company paid approximately $2.8 million to the third party claims administrator.  In addition, the Company agreed to make, and, effective April 1, 2012, has made, certain adjustments to its pay setting policies and procedures for new store managers.  Because it deemed settlement probable and estimable, the Company accrued for the net settlement as well as for certain additional anticipated fees related thereto during the first quarter of 2011, and concurrently recorded a receivable of approximately $15.9 million from its EPLI carrier. Due to the payments described above, the accrual and receivable were each relieved during the first quarter of 2012.

On April 9, 2012, the Company was served with a lawsuit filed in the United States District Court for the Eastern District of Virginia entitled Jonathan Marcum v. Dolgencorp. Inc. (Civil Action No. 3:12-cv-00108-JRS) in which the plaintiff, whose conditional offer of employment was rescinded, alleges defamation and that certain of the Company’s background check procedures violate the Fair Credit Reporting Act (“FCRA”).  According to the complaint and subsequently filed amended complaint, the plaintiff seeks to represent a putative class of applicants in connection with his FCRA claims. The Company filed its response to the original complaint in June 2012 and moved to dismiss certain allegations contained in the amended complaint in November 2012.  The plaintiff’s certification motion is due to be filed on or before April 5, 2013.

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

On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) (“Winn-Dixie”) in which the plaintiffs alleged that the sale of food and other items in approximately 55 of the Company’s stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs’ stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers.  Plaintiffs sought damages and an injunction limiting the sale of food and other items in those stores.  Although plaintiffs did not make a demand for any specific amount of damages, documents prepared and produced by plaintiffs during discovery suggested that plaintiffs would seek as much as $47 million although the court limited their ability to prove such damages. The Company vigorously defended the Winn-Dixie matter and viewed that sum as wholly without basis and unsupported by the law and the facts. The various leases involved in the matter are unique in their terms and/or the factual circumstances surrounding them, and, in some cases, the stores named by plaintiffs are not now and have never been co-located with plaintiffs’ stores. The court granted the Company’s motion challenging the admissibility of plaintiffs’ damages expert, precluding the expert from testifying. The case was consolidated with similar cases against Big Lots and Dollar Tree, and a non-jury trial commenced on May 14, 2012 and presentation of evidence concluded on May 22, 2012. The court issued an order on August 10, 2012 in which it (i) dismissed all claims for damages, (ii) dismissed claims for injunctive relief for all but four stores, and (iii) directed the Company to report to the court on its compliance with restrictive covenants at the four stores for which it did not dismiss the claims for injunctive relief. The Company believes that the ruling will have no material impact on the Company’s financial statements or otherwise.  Plaintiffs filed a notice of appeal of the court’s decision on August 28, 2012. If all or a portion of the court’s ruling is overturned on appeal, no assurances can be given that the Company will be successful in its ultimate defense of the action on the merits or otherwise.  If the Company is not successful in its defense, the outcome could have a material adverse effect on the Company’s financial statements as a whole.

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

9.                                      Related party transactions

From time to time the Company may conduct business with related parties including KKR and Goldman, Sachs and Co., and references herein to these entities include their affiliates. KKR and Goldman, Sachs & Co. indirectly own a significant portion of the Company’s common stock. Two of KKR’s members and a managing director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

KKR and Goldman, Sachs & Co. (among other entities) are or may be lenders, agents or arrangers under the Company’s Term Loan Facility and ABL Facility discussed in further detail in Note 5. The Company made interest payments of approximately $47.1 million and $46.4 million on the Term Loan Facility and $4.3 million and $1.2 million on the ABL Facility during the 39-week periods ended November 2, 2012 and October 28, 2011, respectively. In connection with the March 2012 amendment to the Term Loan Facility, KKR received $0.4 million.  In connection with the March 2012 ABL Facility and Term Loan Facility amendments, Goldman, Sachs & Co. received $0.1 million and $0.4 million, respectively.

On October 9, 2012, the Term Loan and ABL Facilities were further amended to add additional capacity for the Company to repurchase, redeem or otherwise acquire shares of its capital stock, not to exceed $250 million. The Company incurred a fee of $1.7 million associated with these amendments, which was reimbursed to the Company by Buck Holdings, L.P. (which is controlled by KKR and Goldman Sachs & Co.) and such reimbursement was recorded as a capital contribution during the period ended November 2, 2012.

As joint book-running managers in connection with the issuance of the Senior Notes, KKR and Goldman Sachs & Co. received an equivalent share of approximately $2.3 million during the 39-week period ended November 2, 2012.

Goldman, Sachs & Co. was a counterparty to an amortizing interest rate swap, entered into in connection with the Term Loan Facility, which matured on July 31, 2012.  The Company paid Goldman, Sachs & Co. approximately $2.5 million and $10.6 million in the 39-week periods ended November 2, 2012 and October 28, 2011, respectively, pursuant to this swap.

KKR and Goldman, Sachs & Co. served as underwriters in connection with the secondary offerings of the Company’s common stock held by certain existing shareholders that were completed in April, June and October of 2012 and September of 2011. The Company did not sell shares of common stock, receive proceeds from such shareholders’ sales of shares of common stock or pay any underwriting fees in connection with the secondary offerings. Certain members of the Company’s management exercised registration rights in connection with such offerings.

The Company repurchased common stock held by Buck Holdings, L.P during 2012 as further discussed in Note 2.

10.                               Segment reporting

The Company manages its business on the basis of one reportable segment. As of November 2, 2012, all of the Company’s operations were located within the United States, with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. Net sales grouped by classes of similar products are presented below.

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Classes of similar products:
Consumables	$3,004,247	$2,705,765	$8,802,350	$7,845,905
Seasonal	471,541	433,931	1,532,772	1,393,557
Home products	257,918	236,951	772,831	706,962
Apparel	230,941	218,577	706,554	675,691
Net sales	$3,964,647	$3,595,224	$11,814,507	$10,622,115

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

	November 2, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$1,223	$116,107	$25,250	$—	$142,580
Merchandise inventories	—	2,330,436	—	—	2,330,436
Income taxes receivable	26,908	6,847	—	(20,201)	13,554
Deferred income taxes	1,592	—	8,626	(10,218)	—
Prepaid expenses and other current assets	701,969	5,379,125	10,035	(5,959,507)	131,622
Total current assets	731,692	7,832,515	43,911	(5,989,926)	2,618,192
Net property and equipment	123,523	1,923,806	105	—	2,047,434
Goodwill	4,338,589	—	—	—	4,338,589
Other intangible assets, net	1,199,700	23,707	—	—	1,223,407
Deferred income taxes	—	—	49,588	(49,588)	—
Other assets, net	7,529,127	14,573	344,715	(7,842,360)	46,055

Total assets	$13,922,631	$9,794,601	$438,319	$(13,881,874)	$10,273,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$588	$303	$—	$—	$891
Accounts payable	5,356,882	1,737,980	50,534	(5,945,669)	1,199,727
Accrued expenses and other	52,287	285,731	68,259	(13,838)	392,439
Income taxes payable	—	—	21,198	(20,201)	997
Deferred income taxes	—	50,003	—	(10,218)	39,785
Total current liabilities	5,409,757	2,074,017	139,991	(5,989,926)	1,633,839
Long-term obligations	3,301,168	3,604,106	—	(3,881,907)	3,023,367
Deferred income taxes	433,413	272,085	—	(49,588)	655,910
Other liabilities	43,431	40,239	142,029	—	225,699

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	287,613	23,855	100	(23,955)	287,613
Additional paid-in capital	2,983,323	431,253	19,900	(451,153)	2,983,323
Retained earnings	1,468,534	3,349,046	136,299	(3,485,345)	1,468,534
Accumulated other comprehensive loss	(4,608)	—	—	—	(4,608)
Total shareholders’ equity	4,734,862	3,804,154	156,299	(3,960,453)	4,734,862

Total liabilities and shareholders’ equity	$13,922,631	$9,794,601	$438,319	$(13,881,874)	$10,273,677

	February 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$1,844	$102,627	$21,655	$—	$126,126
Merchandise inventories	—	2,009,206	—	—	2,009,206
Deferred income taxes	10,078	—	21,729	(31,807)	—
Prepaid expenses and other current assets	551,457	4,685,263	5,768	(5,102,746)	139,742
Total current assets	563,379	6,797,096	49,152	(5,134,553)	2,275,074
Net property and equipment	113,661	1,681,072	227	—	1,794,960
Goodwill	4,338,589	—	—	—	4,338,589
Other intangible assets, net	1,199,200	36,754	—	—	1,235,954
Deferred income taxes	—	—	49,531	(49,531)	—
Other assets, net	6,575,574	13,260	323,736	(6,868,627)	43,943

Total assets	$12,790,403	$8,528,182	$422,646	$(12,052,711)	$9,688,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$590	$—	$—	$590
Accounts payable	4,654,237	1,451,277	52,362	(5,093,789)	1,064,087
Accrued expenses and other	79,010	264,575	62,447	(8,957)	397,075
Income taxes payable	12,972	5,013	26,443	—	44,428
Deferred income taxes	—	35,529	—	(31,807)	3,722
Total current liabilities	4,746,219	1,756,984	141,252	(5,134,553)	1,509,902
Long-term obligations	2,879,475	3,340,075	—	(3,601,659)	2,617,891
Deferred income taxes	435,791	270,736	—	(49,531)	656,996
Other liabilities	54,336	33,156	141,657	—	229,149

Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	295,828	23,855	100	(23,955)	295,828
Additional paid-in capital	2,967,027	431,253	19,900	(451,153)	2,967,027
Retained earnings	1,416,918	2,672,123	119,737	(2,791,860)	1,416,918
Accumulated other comprehensive loss	(5,191)	—	—	—	(5,191)
Total shareholders’ equity	4,674,582	3,127,231	139,737	(3,266,968)	4,674,582

Total liabilities and shareholders’ equity	$12,790,403	$8,528,182	$422,646	$(12,052,711)	$9,688,520

	For the 13-weeks ended November 2, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF COMPREHENSIVE INCOME:
Net sales	$86,674	$3,964,647	$24,082	$(110,756)	$3,964,647
Cost of goods sold	—	2,738,524	—	—	2,738,524
Gross profit	86,674	1,226,123	24,082	(110,756)	1,226,123
Selling, general and administrative expenses	78,795	877,237	19,458	(110,756)	864,734
Operating profit	7,879	348,886	4,624	—	361,389
Interest income	(10,837)	(9,095)	(4,836)	24,768	—
Interest expense	41,599	10,885	10	(24,768)	27,726
Other (income) expense	1,728	—	—	—	1,728
Income (loss) before income taxes	(24,611)	347,096	9,450	—	331,935
Income tax expense (benefit)	(11,440)	132,511	3,179	—	124,250
Equity in subsidiaries’ earnings, net of taxes	220,856	—	—	(220,856)	—
Net income	$207,685	$214,585	$6,271	$(220,856)	$207,685
Comprehensive income	$208,249	$214,585	$6,271	$(220,856)	$208,249

	For the 13-weeks ended October 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF COMPREHENSIVE INCOME:
Net sales	$80,476	$3,595,224	$21,340	$(101,816)	$3,595,224
Cost of goods sold	—	2,479,422	—	—	2,479,422
Gross profit	80,476	1,115,802	21,340	(101,816)	1,115,802
Selling, general and administrative expenses	73,160	814,281	19,260	(101,816)	804,885
Operating profit	7,316	301,521	2,080	—	310,917
Interest income	(11,269)	(7,491)	(5,146)	23,906	—
Interest expense	54,059	8,465	14	(23,906)	38,632
Other (income) expense	53	—	—	—	53
Income (loss) before income taxes	(35,527)	300,547	7,212	—	272,232
Income tax expense (benefit)	(12,715)	111,788	1,995	—	101,068
Equity in subsidiaries’ earnings, net of taxes	193,976	—	—	(193,976)	—
Net income	$171,164	$188,759	$5,217	$(193,976)	$171,164
Comprehensive income	$174,269	$188,759	$5,217	$(193,976)	$174,269

	For the 39-weeks ended November 2, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF COMPREHENSIVE INCOME:
Net sales	$255,130	$11,814,507	$73,287	$(328,417)	$11,814,507
Cost of goods sold	—	8,096,905	—	—	8,096,905
Gross profit	255,130	3,717,602	73,287	(328,417)	3,717,602
Selling, general and administrative expenses	231,937	2,618,062	63,093	(328,417)	2,584,675
Operating profit	23,193	1,099,540	10,194	—	1,132,927
Interest income	(31,327)	(27,174)	(14,676)	73,177	—
Interest expense	143,382	30,234	27	(73,177)	100,466
Other (income) expense	29,956	—	—	—	29,956
Income (loss) before income taxes	(118,818)	1,096,480	24,843	—	1,002,505
Income tax expense (benefit)	(60,573)	419,557	8,281	—	367,265
Equity in subsidiaries’ earnings, net of taxes	693,485	—	—	(693,485)	—
Net income	$635,240	$676,923	$16,562	$(693,485)	$635,240
Comprehensive income	$635,823	$676,923	$16,562	$(693,485)	$635,823

	For the 39-weeks ended October 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF COMPREHENSIVE INCOME:
Net sales	$242,397	$10,622,115	$62,735	$(305,132)	$10,622,115
Cost of goods sold	—	7,270,574	—	—	7,270,574
Gross profit	242,397	3,351,541	62,735	(305,132)	3,351,541
Selling, general and administrative expenses	220,361	2,394,639	59,109	(305,132)	2,368,977
Operating profit	22,036	956,902	3,626	—	982,564
Interest income	(35,379)	(17,587)	(15,640)	68,606	—
Interest expense	198,097	35,312	28	(68,606)	164,831
Other (income) expense	60,564	—	—	—	60,564
Income (loss) before income taxes	(201,246)	939,177	19,238	—	757,169
Income tax expense (benefit)	(73,825)	351,175	5,644	—	282,994
Equity in subsidiaries’ earnings, net of taxes	601,596	—	—	(601,596)	—
Net income	$474,175	$588,002	$13,594	$(601,596)	$474,175
Comprehensive income	$486,594	$588,002	$13,594	$(601,596)	$486,594

	For the 39-weeks ended November 2, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$635,240	$676,923	$16,562	$(693,485)	$635,240
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	22,942	199,317	139	—	222,398
Deferred income taxes	(4,648)	15,823	13,046	—	24,221
Tax benefit of stock options	(85,335)	—	—	—	(85,335)
Loss on debt retirement, net	30,620	—	—	—	30,620
Noncash share-based compensation	15,357	—	—	—	15,357
Other noncash gains and losses	(593)	10,141	—	—	9,548
Equity in subsidiaries’ earnings, net	(693,485)	—	—	693,485	—
Change in operating assets and liabilities:
Merchandise inventories	—	(326,076)	—	—	(326,076)
Prepaid expenses and other current assets	24,897	(14,774)	2,276	—	12,399
Accounts payable	15,385	117,007	(1,659)	—	130,733
Accrued expenses and other liabilities	(39,256)	28,738	6,184	—	(4,334)
Income taxes	45,455	(11,860)	(5,245)	—	28,350
Other	(501)	(1,663)	(71)	—	(2,235)
Net cash provided by (used in) operating activities	(33,922)	693,576	31,232	—	690,886
Cash flows from investing activities:
Purchases of property and equipment	(19,949)	(433,660)	(17)	—	(453,626)
Proceeds from sales of property and equipment	65	1,079	—	—	1,144
Net cash provided by (used in) investing activities	(19,884)	(432,581)	(17)	—	(452,482)
Cash flows from financing activities:
Issuance of long-term obligations	500,000	—	—	—	500,000
Repayments of long-term obligations	(477,521)	(505)	—	—	(478,026)
Borrowings under revolving credit facility	1,703,400	—	—	—	1,703,400
Repayments of borrowings under revolving credit facility	(1,349,800)	—	—	—	(1,349,800)
Debt issue costs	(15,278)	—	—	—	(15,278)
Repurchase of common stock	(596,442)	—	—	—	(596,442)
Equity transactions with employees, net of taxes paid	(71,139)	—	—	—	(71,139)
Tax benefit of stock options	85,335	—	—	—	85,335
Changes in intercompany note balances, net	274,630	(247,010)	(27,620)	—	—
Net cash provided by (used in) financing activities	53,185	(247,515)	(27,620)	—	(221,950)
Net increase (decrease) in cash and cash equivalents	(621)	13,480	3,595	—	16,454
Cash and cash equivalents, beginning of period	1,844	102,627	21,655	—	126,126
Cash and cash equivalents, end of period	$1,223	$116,107	$25,250	$—	$142,580

	For the 39-weeks ended October 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$474,175	$588,002	$13,594	$(601,596)	$474,175
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	24,008	180,666	97	—	204,771
Deferred income taxes	1,527	24,573	(2,123)	—	23,977
Tax benefit of stock options	(16,101)	—	—	—	(16,101)
Loss on debt retirement, net	60,303	—	—	—	60,303
Non-cash share-based compensation	10,969	—	—	—	10,969
Other noncash gains and losses	562	31,094	—	—	31,656
Equity in subsidiaries’ earnings, net	(601,596)	—	—	601,596	—
Change in operating assets and liabilities:
Merchandise inventories	—	(350,932)	—	—	(350,932)
Prepaid expenses and other current assets	(17,129)	(13,125)	(645)	—	(30,899)
Accounts payable	21,248	143,080	8	—	164,336
Accrued expenses and other liabilities	32,950	50,916	6,127	—	89,993
Income taxes	(48,077)	(16,644)	7,146	—	(57,575)
Other	(2)	(100)	(72)	—	(174)
Net cash provided by (used in) operating activities	(57,163)	637,530	24,132	—	604,499
Cash flows from investing activities:
Purchases of property and equipment	(20,956)	(342,078)	(65)	—	(363,099)
Proceeds from sale of property and equipment	16	713	—	—	729
Net cash provided by (used in) investing activities	(20,940)	(341,365)	(65)	—	(362,370)
Cash flows from financing activities:
Repayments of long-term obligations	(910,677)	(1,031)	—	—	(911,708)
Borrowings under revolving credit facility	649,100	—	—	—	649,100
Repayments of borrowings under revolving credit facility	(361,300)	—	—	—	(361,300)
Equity transactions with employees, net of taxes paid	(13,188)	—	—	—	(13,188)
Tax benefit of stock options	16,101	—	—	—	16,101
Changes in intercompany note balances, net	587,289	(565,513)	(21,776)	—	—
Net cash provided by (used in) financing activities	(32,675)	(566,544)	(21,776)	—	(620,995)
Net increase (decrease) in cash and cash equivalents	(110,778)	(270,379)	2,291	—	(378,866)
Cash and cash equivalents, beginning of period	111,545	364,404	21,497	—	497,446
Cash and cash equivalents, end of period	$767	$94,025	$23,788	$—	$118,580

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of November 2, 2012, and the related condensed consolidated statements of income and comprehensive income for the thirteen- and thirty-nine-week periods ended November 2, 2012 and October 28, 2011, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2012 and October 28, 2011. These financial statements are the responsibility of the Company’s management.

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

December 11, 2012

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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 10,371 stores located in 40 states as of November 2, 2012, the majority of which are located in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, as well as non-consumable products such as seasonal merchandise, home decor and domestics, and apparel. Our merchandise includes high quality national brands from leading manufacturers, along with comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

Dollar General has always been intensely focused on helping our value-conscious customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, we have been operating in an environment with heightened economic challenges and uncertainties in recent years. Consumers are facing low rates of employment, fluctuating food, gasoline and energy costs, rising medical costs, and continued weakness in housing and consumer credit markets, and the timetable and strength of any economic recovery remains uncertain. Nonetheless, as a result of our long-term mission of serving the value-conscious customer, coupled with a vigorous focus on improving our operating and financial performance, our financial results have been strong.

We remain keenly focused on executing the following four operating priorities: (1) drive productive sales growth, (2) increase our gross profit margins, (3) leverage process improvements and information technology to reduce costs, and (4) strengthen and expand Dollar General’s culture of serving others.  We are optimistic with regard to executing our operating priorities for the remainder of 2012, although we expect heightened competition with regard to pricing and advertising which could negatively impact our sales and margin results.  We also expect that the ongoing economic uncertainties may continue to impact our customers’ discretionary spending.

Drive Productive Sales Growth.  We drive productive sales growth by attempting to increase shopper frequency and transaction amount and maximize sales per square foot. In addition to our ongoing category management processes which help us determine the most productive merchandise offerings, 2012 sales growth initiatives include: improvement in merchandise in-stock levels; further emphasis on the $1.00 price point; expansion of the number of coolers in select stores; and the initial implementation of a merchandise allocation strategy to optimize square footage utilization in existing stores. We also are testing larger store formats with an expanded selection of perishable foods and with merchandise allocations based on store demographics. While we believe we are prepared for the upcoming 2012 fourth quarter holiday season to meet the needs of our customers and to provide the convenience and value they expect, as noted above, we expect the pressures on discretionary spending to continue throughout the remainder of the year and have planned accordingly. Looking forward to 2013, in response to competitive pressures and based on market tests, we are proceeding with plans to offer tobacco products to our customers.  In addition, a labor dispute at West Coast ports has resulted in a work stoppage that was recently resolved. Labor uncertainties also exist at East Coast ports which, if not resolved, could result in a work stoppage. Like many retailers, we are dependent on these ports which are owned and controlled by outside third parties. Protracted work stoppages or slowdowns as well as extended recovery time following any resolution of such labor disputes, could have a material adverse impact on our sales, gross profit and net income results.

New store expansion, remodels and relocations are important elements of our overall growth strategy. In the first three quarters of 2012, we opened 479 of the 625 planned new stores for 2012. While traditional Dollar General stores remain our highest priority, representing 421 of the total new stores opened in 2012, we have also opened 34 new Dollar General Market stores and 24 Dollar General Plus stores and relocated or remodeled 82 traditional Dollar General stores to the Plus format this year. Dollar General Market and Dollar General Plus offer a broader selection of perishable foods and certain non-consumable products than our traditional format allowing customers to complete a greater portion of their everyday purchases at Dollar General.

Increase Gross Profit.  We strive to increase gross profit and optimize our gross profit rate as a percentage of sales through effective category management, the expansion of private brand offerings, increased foreign sourcing, shrink reduction, transportation and distribution efficiencies and improvements to our pricing and markdown model, while remaining committed to our everyday low price strategy. Within our consumables category, we seek to offer the optimal balance of the most popular nationally advertised brands and our own private brands, which generally have higher gross profit rates than national brands. In recent years, sales growth in consumables, which generally have lower gross profit rates than non-consumables, has outpaced that in non-consumables due partly to economic challenges faced by our customers which have impacted discretionary spending as well as our focus on expanding the consumables offerings in our stores. The increased commodities costs we experienced in 2011 have moderated in 2012; as a result, increases in our selling prices have abated. Sales of non-consumables, including seasonal, home, and apparel merchandise, remain an important factor in serving our customers and increasing our gross margin rate.  See “Drive Productive Sales Growth” above for a discussion of uncertainties relating to labor issues at West Coast and East Coast ports.

Leveraging Process Improvements and Information Technology to Reduce Costs. We remain committed to extracting costs that do not affect the customer experience. Our store managers continue to utilize the capabilities of our workforce management system to more effectively schedule store workforce hours, thus aiding improvement in our store standards and overall customer experience. In addition, we are in the early stages of a multi-year implementation of a comprehensive supply chain solution which we believe will help improve our allocation of merchandise and reduce our overall costs of purchasing and delivering merchandise to our stores.

Strengthen and Expand Dollar General’s Culture of Serving Others.  We help customers “Save time. Save money. Every day!” by providing clean, well-stocked stores with quality products at low prices. We strive to create an environment that attracts and retains key employees throughout the organization. To this end, we have significantly increased training hours and access to computer-based learning for our store and field employees and are committed to developing and promoting employees within Dollar General. We give back to our store communities through our charitable and other efforts. We also endeavor to meet expectations of an efficiently and profitably run organization that operates with compassion and integrity.

Focus on these four priorities primarily through the strategies identified above has resulted in improved performance in the third quarter of 2012 over the comparable 2011 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales. Discussions of 2012 same-store sales increases are based on the comparable calendar weeks in 2011.

•                  Total sales increased 10.3% to $3.96 billion. Sales in same-stores increased 4.0% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 53-week period ended November 2, 2012 were $219, up from $207 for the 52-week period ended October 28, 2011.

•                  Operating profit increased by 16.2% and increased 47 basis points, as a percentage of sales, to 9.1%, due to the 58 basis points improvement in selling, general and administrative expenses (“SG&A”) offset by an 11 basis point decline in our gross profit rate.

•                  Gross profit, as a percentage of sales, was 30.9% in the 2012 period compared to 31.0% in the 2011 period. The most significant factors positively affecting our gross profit rate in the 2012 quarter were higher inventory markups, the impact of a significant LIFO charge in the 2011 period that did not recur in the 2012 period and transportation efficiencies. The most significant factors negatively affecting the gross profit rate included higher markdowns, a lesser impact from price increases compared to the prior year, a heavier consumables weighting within the sales mix and a higher shrink rate.

•                  SG&A, as a percentage of sales, was 21.8% compared to 22.4% in the 2011 quarter, a decrease of 58 basis points. The improvement in SG&A, as a percentage of sales, is primarily due to the impact of significant efficiencies in workforce utilization and the impact of increased sales.

•                  Interest expense decreased by $10.9 million to $27.7 million in the 2012 third quarter, due to a lower average interest rate on our outstanding long-term obligations, primarily as a result of the refinancing of our senior subordinated notes.

•                  The effective income tax rate for the quarter was 37.4% compared to 37.1% in the prior year period.

•                  Net income was $207.7 million, or $0.62 per diluted share, compared to net income of $171.2 million, or $0.50 per diluted share, in the 2011 third quarter. Diluted shares outstanding decreased by 11.8 million shares.

•                  Cash generated from operating activities was $690.9 million, a 14.3% increase over the 2011 period. At November 2, 2012, we had a cash balance of $142.6 million.

•                  Inventory turnover was 5.2 times on a rolling four-quarter basis. Improving our in-stock levels, while improving our inventory turns, remains a high priority.  Inventories increased 5.5% on a per store basis over the comparable 2011 period.

•                  During 2012, we have opened 479 new stores, remodeled or relocated 591 stores, and closed 45 stores, resulting in a store count of 10,371 as of November 2, 2012.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We follow the convention of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2012 and 2011, which represent the 52-week fiscal year ending February 1, 2013 and the 53-week fiscal year ended February 3, 2012, respectively. References to the third quarter accounting periods for 2012 and 2011 contained herein refer to the 13-week accounting periods ended November 2, 2012 and October 28, 2011, respectively.

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

The following table contains results of operations data for the most recent 13-week and 39-week periods of each of 2012 and 2011, and the dollar and percentage variances among those periods:

(amounts in millions,	13 Weeks Ended		2012 vs. 2011		39 Weeks Ended		2012 vs. 2011
except per share amounts)	Nov. 2, 2012	Oct. 28, 2011	Amount change	% change	Nov. 2, 2012	Oct. 28, 2011	Amount change	% change
Net sales by category:
Consumables	$3,004.2	$2,705.8	$298.5	11.0%	$8,802.4	$7,845.9	$956.4	12.2%
% of net sales	75.78%	75.26%			74.50%	73.86%
Seasonal	471.5	433.9	37.6	8.7	1,532.8	1,393.6	139.2	10.0
% of net sales	11.89%	12.07%			12.97%	13.12%
Home products	257.9	237.0	21.0	8.8	772.8	707.0	65.9	9.3
% of net sales	6.51%	6.59%			6.54%	6.66%
Apparel	230.9	218.6	12.4	5.7	706.6	675.7	30.9	4.6
% of net sales	5.83%	6.08%			5.98%	6.36%
Net sales	$3,964.6	$3,595.2	$369.4	10.3%	$11,814.5	$10,622.1	$1,192.4	11.2%
Cost of goods sold	2,738.5	2,479.4	259.1	10.5	8,096.9	7,270.6	826.3	11.4
% of net sales	69.07%	68.96%			68.53%	68.45%
Gross profit	1,226.1	1,115.8	110.3	9.9	3,717.6	3,351.5	366.1	10.9
% of net sales	30.93%	31.04%			31.47%	31.55%
Selling, general and administrative expenses	864.7	804.9	59.8	7.4	2,584.7	2,369.0	215.7	9.1
% of net sales	21.81%	22.39%			21.88%	22.30%
Operating profit	361.4	310.9	50.5	16.2	1,132.9	982.6	150.4	15.3
% of net sales	9.12%	8.65%			9.59%	9.25%
Interest expense	27.7	38.6	(10.9)	(28.2)	100.5	164.8	(64.4)	(39.0)
% of net sales	0.70%	1.07%			0.85%	1.55%
Other (income) expense	1.7	0.1	(1.7)	—	30.0	60.6	(30.6)	(50.5)
% of net sales	0.04%	0.00%			0.25%	0.57%
Income before income taxes	331.9	272.2	59.7	21.9	1,002.5	757.2	245.3	32.4
% of net sales	8.37%	7.57%			8.49%	7.13%
Income taxes	124.2	101.1	23.2	22.9	367.3	283.0	84.3	29.8
% of net sales	3.13%	2.81%			3.11%	2.66%
Net income	$207.7	$171.2	$36.5	21.3%	$635.2	$474.2	$161.1	34.0%
% of net sales	5.24%	4.76%			5.38%	4.46%
Diluted earnings per share	$0.62	$0.50	$0.12	24.0%	$1.89	$1.37	$0.52	38.0%

13 WEEKS ENDED NOVEMBER 2, 2012 AND OCTOBER 28, 2011

Net Sales. The net sales increase in the 2012 third quarter reflects a 4.0% same-store sales increase compared to the 2011 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2012 quarter, there were 9,624 same-stores which accounted for sales of $3.71 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores. Consumables sales increased at a higher rate than non-consumables, with the most significant growth related to changes in and further expansion of our candy and snacks and perishables offerings.  We were pleased with the sales growth in our home and seasonal categories as well as certain basic apparel departments. Overall, hanging apparel sales were weak.

We believe that the increase in sales also reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards, the expansion of our merchandise offerings, improved utilization of store square footage and enhanced marketing efforts.

Gross Profit. The gross profit rate as a percentage of sales was 30.9% in the 2012 period compared to 31.0% in the 2011 period. The most significant factors positively affecting our gross profit rate in the 2012 quarter were higher inventory markups, the impact of a significant LIFO charge in the 2011 period ($11 million) that did not recur in the 2012 period and transportation efficiencies. The most significant factors negatively affecting the gross profit rate included higher markdowns, a lesser impact from price increases compared to the prior year, a heavier consumables weighting within the sales mix and a higher shrink rate.

SG&A. SG&A was 21.8% as a percentage of sales in the 2012 quarter compared to 22.4% in the 2011 quarter, an improvement of 58 basis points. Retail labor expense increased at a rate lower than our increase in sales, partially due to ongoing benefits of our workforce management system. A decrease in incentive compensation also contributed to the overall decrease in SG&A as a percentage of sales.  Workers’ compensation and general liability expenses increased at a rate lower than the increase in sales. SG&A results for the 2012 quarter also reflect the favorable impact of other cost reduction and productivity initiatives as well as the 10.3% increase in sales. Costs that increased at a rate higher than our sales increase include fees associated with increased debit card usage.

Interest Expense. The decrease in interest expense in the 2012 period from the 2011 period is primarily due to lower all-in interest rates. See Liquidity and Capital Resources below for further discussion.

Other (Income) Expense. In the 2012 period, we recorded fees of $1.7 million to banks for costs relating to the waiver of certain restrictions with regard to our repurchase of $250.0 million of our outstanding common stock. These fees were reimbursed by Buck Holdings, L.P. (which is controlled by KKR and Goldman Sachs & Co.) and such reimbursement was recorded as a capital contribution.

Income Taxes. The effective income tax rate for the 2012 period was 37.4% compared to a rate of 37.1% for the 2011 period which represents a net increase of 0.3%. This increase in the effective tax rate is primarily associated with state income tax items.  The 2011 period benefited from decreases in state income tax reserves while the 2012 period included expense associated with an increase in reserves.  In addition, both periods benefited from decreases in a state income tax valuation allowance associated with state income tax credits; however, the 2011 period’s benefit exceeded the 2012 period’s benefit.

39 WEEKS ENDED NOVEMBER 2, 2012 AND OCTOBER 28, 2011

Net Sales. The net sales increase in the 2012 period reflects a same-store sales increase of 5.3% compared to the 2011 period. Same-stores include stores that have been open at least 13 months and remain open at the end of the reporting period. For 2012, there were 9,624 same-stores which accounted for sales of $11.06 billion. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores. Consumables sales increased at a higher rate than non-consumables, with the most significant growth related to candy and snacks, perishables and our health and beauty offerings.  We have been pleased with the sales growth in our home and seasonal categories and certain basic apparel departments in the 39-week 2012 period, although hanging apparel sales have remained weak.

Gross Profit. The gross profit rate as a percentage of sales was 31.5% in the 2012 period compared to 31.6% in the 2011 period. Factors favorably impacting our gross profit rate include a significantly lower LIFO provision, higher inventory markups and improved transportation efficiencies.  These positive factors were offset by higher markdowns and lower price increases than in the 2011 period. In addition, consumables, which generally have lower markups than non-consumables, represented a greater percentage of sales in the 2012 period than in the 2011 period. We recorded a LIFO provision of $1.2 million in the 2012 period compared to a $25.4 million provision in the 2011 period.

SG&A. SG&A was 21.9% as a percentage of sales in the 2012 period compared to 22.3% in the 2011 period, an improvement of 42 basis points partially due to the favorable impact of the 11.2% increase in sales as well as the effect of $13.1 million of expenses in the 2011 period related to the settlement of two legal matters which did not recur in the 2012 period. In addition, retail labor expense increased at a rate lower than our increase in sales, partially due to ongoing benefits of our workforce management system. Various cost reduction efforts affecting expenses also contributed to the overall decrease in SG&A as a percentage of sales. Costs that increased at a rate higher than our sales increase include fees associated with the increased use of debit cards and advertising.

Interest Expense. The decrease in interest expense in the 2012 period from the 2011 period is due to lower average outstanding long-term obligations, resulting from our repurchases of indebtedness in 2012 and 2011 and lower all-in interest rates. See Liquidity and Capital Resources below for further discussion.

Other (Income) Expense. Other (income) expense in the 2012 period includes pretax losses totaling $29.0 million resulting from the repurchase of our 11.875%/12.125% senior subordinated notes, a $2.5 million pretax gain resulting from the settlement of interest rate swaps, the $1.7 million bank waiver fees which were reimbursed by Buck Holdings, L.P. as discussed above, and a pretax loss of $1.6 million resulting from the amendment of our senior secured revolving credit facility. Other (income) expense in the 2011 period includes pretax losses totaling $60.3 million resulting from the repurchase of our 10.625% senior notes.

Income Taxes. The effective income tax rate for the 2012 period was 36.6% compared to a rate of 37.4% for the 2011 period which represents a net decrease of 0.8%.  Increases in the effective tax rate associated with the expiration of various federal jobs credits for workers hired after December 31, 2011 (primarily the Work Opportunity Tax Credit), the expiration of the Hire Act’s Retention Credit and an increase in the state income tax rate (the 2011 period benefited from decreases in state income tax reserves while the 2012 period included expense associated with an increase in reserves) were more than offset by decreases associated with the adjustment of accruals due to the favorable resolution of income tax examinations.

Liquidity and Capital Resources

Credit Facilities

We have two senior secured credit facilities (the “Credit Facilities”) which provide financing of up to $3.16 billion as of November 2, 2012. The Credit Facilities consist of a $1.964 billion senior secured term loan facility (the “Term Loan Facility”) and a senior secured asset-based revolving credit facility (the “ABL Facility”). Total commitments under the ABL Facility are equal to $1.2 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility also includes borrowing capacity available for short-term borrowings referred to as swingline loans.

Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). As of November 2, 2012, the applicable margin for borrowings under the Term Loan Facility is 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings, and the applicable margin for borrowings under the ABL Facility is 1.75% for LIBOR borrowings and 0.75% for base-rate borrowings. We are also required to pay a commitment fee to the lenders under the ABL Facility for any unutilized commitments, at a rate of 0.375% per annum as of November 2, 2012. The applicable margins for borrowings and the commitment fees under the ABL Facility are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. We also must pay customary letter of credit fees.

Under the Term Loan Facility we would be required to prepay outstanding term loans, subject to certain exceptions, with: up to 50% of our annual excess cash flow (as defined in the credit agreement) if our total net leverage ratio were to exceed 5.0 to 1.0; the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property; and the net cash proceeds of any incurrence of debt other than proceeds from debt permitted under the senior secured credit agreement. Through November 2, 2012, no prepayments have been required under such prepayment provisions. The Term Loan Facility can be prepaid in whole or in part at any time.

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

On October 9, 2012, the Term Loan and ABL Facilities were further amended to add additional capacity for the Company to repurchase, redeem or otherwise acquire shares of its capital stock, not to exceed $250 million. The Company incurred a fee of $1.7 million associated with these amendments, which was reimbursed to the Company by Buck Holdings, L.P.

There is no amortization of the principal balance of the ABL Facility. In addition, we are required to prepay the ABL Facility, subject to certain exceptions, with the net cash proceeds of all non-ordinary course asset sales or other dispositions of revolving facility collateral (as defined in the senior secured credit agreement); and to the extent such extensions of credit exceed the then current borrowing base. Through November 2, 2012, no prepayments have been required under any prepayment provisions.

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

At November 2, 2012, we had borrowings of $538.3 million and letters of credit of $41.1 million outstanding under the ABL Facility. We anticipate potential borrowings under the ABL Facility in the remainder of fiscal 2012 up to a maximum of approximately $600 million outstanding at any one time, which includes borrowings for the share repurchases discussed below.

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

Senior Subordinated Toggle Notes due 2017

On July 15, 2012, we redeemed the remaining $450.7 million outstanding aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the “Senior Subordinated Notes” which had been scheduled to mature on July 15, 2017) at a redemption price of 105.938% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $29.0 million. The redemption was effected in accordance with the indenture dated as of July 6, 2007 governing the Senior Subordinated Notes.  The pretax losses on these transactions are reflected in Other (income) expense in our condensed consolidated statement of income in the 39-week period ended November 2, 2012. We funded the redemption price for the Senior Subordinated Notes with proceeds from the Senior Notes.

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

Adjusted EBITDA

Under the agreements governing the Credit Facilities, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of November 2, 2012, this ratio was 1.2 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principles plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	13-weeks ended		39-weeks ended		53-weeks ended
(in millions)	Nov. 2, 2012	Oct. 28, 2011	Nov. 2, 2012	Oct. 28, 2011	Nov. 2, 2012	Feb. 3, 2012
Net income	$207.7	$171.2	$635.2	$474.2	$927.7	$766.7
Add (subtract):
Interest expense	27.7	38.6	100.5	164.9	140.5	204.9
Depreciation and amortization	73.7	66.3	215.4	196.0	283.5	264.1
Income taxes	124.2	101.1	367.3	283.0	542.9	458.6
EBITDA	433.3	377.2	1,318.4	1,118.1	1,894.6	1,694.3

Adjustments:
Loss on debt retirement, net	—	—	30.6	60.3	30.6	60.3
Loss (gain) on hedging instruments	—	0.1	(2.4)	0.3	(2.3)	0.4
Non-cash expense for share-based awards	5.1	4.2	15.4	11.0	19.7	15.3
Litigation settlement and related costs, net	—	—	—	13.1	—	13.1
Indirect costs related to merger and stock offering	0.5	0.4	1.3	0.4	1.8	0.9
Other non-cash charges (including LIFO)	5.5	13.1	10.7	30.7	33.3	53.3
Other	1.7	—	2.5	—	2.5	—
Total Adjustments	12.8	17.8	58.1	115.8	85.6	143.3

Adjusted EBITDA	$446.1	$395.0	$1,376.5	$1,233.9	$1,980.2	$1,837.6

Current Financial Condition / Recent Developments

At November 2, 2012, we had total outstanding debt (including the current portion of long-term obligations) of approximately $3.02 billion. We had $620.6 million available for borrowing under our ABL Facility at that date. Our liquidity needs are significant, primarily due to our debt service and other obligations. However, we believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

Our inventory balance represented approximately 49% of our total assets exclusive of goodwill and other intangible assets as of November 2, 2012. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Cash flows from operating activities. Significant components of the change in cash flows from operating activities include increased net income due primarily to increased sales and lower SG&A expenses, as a percentage of sales, in the 2012 period as described in more detail above under “Results of Operations.” In addition, we had increased accruals and lower payments for incentive compensation in the 2012 period compared to the 2011 period. A portion of the changes in Prepaid and other current assets as well as Accrued expenses and other reflect the activity associated with a legal settlement initially recorded in the 2011 period for which payments were made in the 2012 period. In addition, we completed three secondary offerings of our common stock held by certain of our shareholders in the 2012 period compared to one in the 2011 period, and as a result the reclassification of the tax benefit of stock options to cash flows from financing activities was higher than in the 2011 period.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 16% during the 2012 period, compared to an 18% increase in the 2011 period. Inventory levels in our four inventory categories in the 2012 period compared to the respective 2011 period were as follows: the consumables category increased 20% compared to a 21% increase; the seasonal category increased by 13% in both periods; the home products category increased by 27% compared to a 22% increase; and apparel declined by 2% compared to a 12% increase.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2012 period included the following approximate amounts: $129 million for improvements, upgrades, remodels and relocations of existing leased stores; $115 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $98 million for stores purchased or built by us; $87 million for distribution and transportation-related capital expenditures; and $19 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2012 period, we opened 479 new stores and remodeled or relocated 591 stores.

Significant components of property and equipment purchases in the 2011 period included the following approximate amounts: $127 million for improvements, upgrades, remodels and relocations of existing leased stores; $79 million for new leased stores; $73 million for distribution centers; $59 million for stores purchased or built by us; and $20 million for systems-related capital projects. During the 2011 period, we opened 482 new stores and remodeled or relocated 544 stores.

Capital expenditures during 2012 are projected to be in the range of $600-$650 million. We anticipate funding 2012 capital requirements with cash flows from operations, and if necessary, our ABL Facility. Projected capital spending includes investment in store growth and development for approximately 625 new stores expected to be opened in 2012 and for 591 stores which have been remodeled or relocated. These capital expenditures will support the construction of new stores; costs related to new leased stores such as leasehold improvements, fixtures and equipment; the purchase of existing stores; and continued investment in our existing store base. Projected capital spending also includes transportation, distribution and special projects as well as routine and ongoing capital requirements.

Cash flows from financing activities. In the 2012 period we repurchased 12.7 million outstanding shares of our common stock at a total cost of $596.4 million, including 11.7 million shares repurchased from Buck Holdings, L.P. In July 2012, we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017. Also in July 2012, we redeemed the remaining aggregate principal amount of our Senior Subordinated Notes at a redemption price of 105.938% of the principal amount thereof, resulting in a cash outflow of $477.5 million. In the 2011 period, we redeemed the remaining aggregate principal amount of senior notes due 2015 at a premium to the par value, resulting in a cash outflow of $910.7 million. A portion of the 2011 redemption of the senior notes due 2015 was financed by borrowings under the ABL Facility. Net borrowings under the ABL Facility were $353.6 million during the 2012 period and $287.8 million during the 2011 period.

Share Repurchase Program

On August 29, 2012, our Board of Directors authorized a $500 million common stock repurchase program, of which $218.6 million remained available for repurchase as of November 2, 2012. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions, which could include repurchases from Buck Holdings, L.P. or other related parties if appropriate. The timing and number of shares purchased will depend on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under our senior secured credit facilities and other factors. Repurchases under the program may be funded from available cash or borrowings under our ABL Facility.

On November 30, 2011, our Board of Directors authorized a $500 million common stock repurchase program, which was completed during the period ended November 2, 2012 as discussed below. The repurchase authorization had terms similar to the August 2012 authorization.

During the first three quarters of 2012, we repurchased approximately 7.1 million shares under the November 2011 authorization at a total cost of $315.0 million, completing that authorization, including approximately 6.8 million shares purchased from Buck Holdings, L.P. for an aggregate purchase price of $300.0 million; and approximately 5.6 million shares under the August 2012 authorization at a total cost of $281.4 million, including approximately 4.9 million shares purchased from Buck Holdings, L.P. for an aggregate purchase price of $250.0 million.

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

Under accounting standards for goodwill and other intangible assets, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the asset is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform quantitative impairment tests as discussed further below.

We are required to test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if impairment indicators occur. The quantitative goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting unit based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts) and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the implied fair value of goodwill would require us to allocate the estimated fair value of our reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill, which would be compared to its corresponding carrying value.

The quantitative impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Our most recent testing of our goodwill and indefinite lived trade name intangible assets was completed during the third quarter of 2012. No indicators of impairment were evident and no adjustment to these assets was required. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On May 9, 2012, we entered into interest rate swaps effective May 31, 2012, in order to mitigate an additional portion of the variable rate interest exposure under the Credit Facilities. These swaps are scheduled to mature on May 29, 2015. Under the terms of these agreements, we swapped one month LIBOR rates for fixed interest rates, which results in the payment of an all-in fixed rate of 3.34% on a notional amount of $875.0 million.

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

(b)                                 Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended November 2, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended November 2, 2012 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
08/04/12-08/31/12	280	(a)	$28.45	—	$515,000,000
09/01/12-09/30/12	927,145		$50.08	927,145	$468,565,000
10/01/12-11/02/12	4,929,508		$50.72	4,929,508	$218,565,000
Total	5,856,933		$50.61	5,856,653	$218,565,000

(a)         Shares repurchased from employees pursuant to the terms of management stockholders’ agreements.

(b)         On November 30, 2011, our Board of Directors approved a share repurchase program of up to $500 million of outstanding shares of our common stock. Our Board of Directors approved an additional share repurchase program of up to $500 million of outstanding shares of our common stock on August 29, 2012.  Purchases may be made under the authorizations in the open market or in privately negotiated transactions from time to time subject to market conditions.  Neither repurchase program has an expiration date, but repurchases under the November 2011 program were completed in the third quarter of 2012.

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

Forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation:

•                  failure to successfully execute our growth strategy, including delays in store growth or in effecting store relocations or remodels, difficulties executing sales and operating profit margin initiatives and inventory shrinkage reduction;

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

•                  a data security breach or other damage to or interruption of our information systems;

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

•                  our debt levels and restrictions in our debt agreements;

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

DOLLAR GENERAL CORPORATION

Date:	December 11, 2012	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1

Second Amendment to Credit Agreement, dated as of October 9, 2012, among Dollar General Corporation, as Borrower, CitiCorp North America, Inc., as Administrative Agent, and the other financial institutions from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated October 9, 2012, filed with the SEC on October 12, 2012 (file no. 001-11421))

4.2

First Amendment to Credit Agreement, dated as of March 30, 2012, among Dollar General Corporation, as Borrower, CitiCorp North America, Inc., as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Bookrunner, Goldman Sachs Lending Partner LLC and KKR Capital Markets LLC, each as Joint Lead Arrangers and Bookrunners for the Transactions, and the other credit parties and lenders party thereto

4.3

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 9, 2012, among Dollar General Corporation and certain subsidiaries, as Borrowers, Wells Fargo Bank, National Association, as Administrative Agent, and the other financial institutions from time to time party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated October 9, 2012, filed with the SEC on October 12, 2012 (file no. 001-11421))

10.1

Share Repurchase Agreement, dated as of September 25, 2012, by and between Buck Holdings L.P. and Dollar General Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K dated September 25, 2012, filed with the SEC on September 27, 2012 (file no. 001-11421))

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