Form 10-K
period 2013-02-01
DOLLAR GENERAL CORP
filed 2013-03-25
CIK 29534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2013

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate fair market value of the registrant's common stock outstanding and held by non-affiliates as of August 3, 2012 was $11.46 billion calculated using the closing market price of our common stock as reported on the NYSE on such date ($51.90). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

         The registrant had 327,091,344 shares of common stock outstanding as of March 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 29, 2013.

 INTRODUCTION

General

        This report contains references to years 2013, 2012, 2011, 2010, 2009 and 2008, which represent fiscal years ending or ended January 31, 2014, February 1, 2013, February 3, 2012, January 28, 2011, January 29, 2010, and January 30, 2009, respectively. Our fiscal year ends on the Friday closest to January 31, and each of the years listed will be or were 52-week years, with the exception of 2011 which consisted of 53 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

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

 PART I

ITEM 1.    BUSINESS

General

        We are the largest discount retailer in the United States by number of stores, with 10,557 stores located in 40 states as of March 1, 2013, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumables, seasonal, home products and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our merchandise at everyday low prices (typically $10 or less) through our convenient small-box locations, with selling space averaging approximately 7,300 square feet.

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

        Fiscal year 2012 represented our 23rd consecutive year of same-store sales growth. This growth, regardless of economic conditions, suggests that we have a less cyclical model than most retailers and, we believe, is a result of our compelling value and convenience proposition.

        Our attractive store economics, including a relatively low initial investment and simple, low cost operating model, have allowed us to grow our store base to current levels, and provide us significant opportunities to continue our profitable store growth strategy.

        Compelling Value and Convenience Proposition.    Our ability to deliver highly competitive prices on national brand and quality private brand products in convenient locations and our easy "in and out" shopping format create a compelling shopping experience that distinguishes us from other discount, convenience and drugstore retailers. Our slogan, "Save time. Save money. Every day!" summarizes our appeal to customers. We believe our ability to effectively deliver both value and convenience allows us to succeed in small markets with limited shopping alternatives, as well as to profitably coexist alongside larger retailers in more competitive markets. Our compelling value and convenience proposition is evidenced by the following attributes of our business model:

  •
  Convenient Locations.  Our stores are conveniently located in a variety of rural, suburban and urban communities, currently with approximately 70% serving communities with populations of less than 20,000. In more densely populated areas, our small-box stores typically serve the closely surrounding neighborhoods. The majority of our customers live within three to five miles, or a

    10-minute drive, of our stores. Our close proximity to customers drives customer loyalty and trip frequency and makes us an attractive alternative to large discount and other large-box retail and grocery stores which are often located farther away. Our low-cost economic model enables us to serve many areas with fewer than 1,500 households.

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

        Substantial Growth Opportunities.    We believe we have significant long-term growth potential in the U.S. We have identified significant opportunities to add new stores in both existing and new markets. In addition, we have opportunities within our existing store base to relocate or remodel to better serve our customers. As part of our growth strategy, we are developing and testing new store formats, with a current focus on providing customers convenient access to more affordable perishable food items. See "Our Growth Strategy" for additional details.

Our Growth Strategy

        We believe that our strategy and execution capabilities will allow us to capitalize on the considerable growth opportunities afforded by our business model. Specifically, we believe we continue to have significant opportunities to drive profitable growth through increasing same-store sales, expanding our operating profit rate and growing our store base.

        Increasing Same-Store Sales.    We believe our customer-driven merchandise mix and attractive value proposition, combined with our ongoing new store expansion strategy and the impact of our remodeled and relocated stores, provide a strong basis for increased same-store sales. We define "same-stores" as stores that have been open for at least 13 months at the beginning of each monthly accounting period, and we include stores that have been remodeled, expanded or relocated in our same-store sales calculation. Our average net sales per square foot, based on total stores, increased to $216 in 2012 from $213 in 2011 (which included a contribution of approximately $4 from the 53rd week) and $201 in 2010. We believe we have opportunities to increase our store productivity in 2013 through continued improvement in our in-stock positions, improvements in store space utilization, price optimization and additional operating and merchandising initiatives, including the addition of tobacco products and further expansion of our frozen and refrigerated food offerings, value-priced seasonal items, and electronics.

        We remodeled or relocated 592 stores in 2012, and we plan to remodel or relocate approximately 550 stores in 2013. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. A remodel typically involves new fixtures, signage and other upgrades, resulting in an improved in-store experience for our customers. We believe we will continue to have opportunities for additional remodels and relocations beyond 2013.

        Expanding Operating Profit Rate.    Another key component of our growth strategy is improving our operating profit rate through enhanced gross profit and expense reduction initiatives.

        We remain committed to an everyday low price ("EDLP") strategy that our customers can depend on. To strengthen our adherence to this strategy and still protect gross profit, we utilize various pricing and merchandising options, including zone pricing, markdown optimization strategies and changes to our product selection, such as alternate national brands and the expansion of our private brands, which generally have higher gross profit rates. In addition, we maintain an ongoing focus on reducing transportation and distribution costs as well as minimizing inventory shrinkage and damages. Over the long term, we believe there are additional opportunities to reduce product costs, including further expansion of our private brands, additional shrink reduction, benefits from expansion of foreign sourcing and incremental distribution and transportation efficiencies. We also plan to continue to introduce new non-consumable products. The addition of tobacco products and the further expansion of coolers are expected to modestly pressure our operating profit rate in 2013.

        As part of our ongoing effort to improve our cost structure and enhance efficiencies throughout the organization, in 2012, we simplified many of our store processes and achieved significant incremental benefits from our store workforce management program, implemented in 2011. We expect to achieve further efficiencies in 2013 and to realize additional cost savings from our centralized procurement initiative.

        Growing Our Store Base.    After slowing our growth rate in 2007 and 2008 to focus on significantly improving the sales and profitability of our stores, we accelerated our expansion in 2009 and have grown our retail square footage by approximately 7% annually since that time. In 2012, we made our initial entrance into California and Massachusetts, and in 2011 we entered Connecticut, New Hampshire and Nevada, our first new states since 2006. We have confidence in our real estate disciplines and in our ability to identify, open and operate successful new stores. In 2013, we plan to again increase our square footage by approximately 7% as we further expand in our core markets and newer states and continue to evaluate our long-term opportunities to best serve the needs of customers in new markets and more densely populated metropolitan areas.

Our Merchandise

        We offer a focused assortment of everyday necessities, which drive frequent customer visits, and key items in a broad range of general merchandise categories. Our product assortment provides the opportunity for our customers to address most of their basic shopping needs with one trip. We sell high quality national brands from leading manufacturers such as Procter & Gamble, PepsiCo, Coca-Cola, Nestle, General Mills, Unilever, Kimberly Clark, Kellogg's and Nabisco, which are typically found at higher retail prices elsewhere. Additionally, our private brand consumables offer even greater value with options to purchase value items and national brand equivalent products at substantial discounts to the national brand.

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

        Consumables is our largest category and includes paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, laundry and other home cleaning supplies); packaged food (such as cereals, canned soups and vegetables, condiments, spices, sugar and flour); perishables (such as milk, eggs, bread, frozen meals, beer and wine); snacks (including candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (including over-the-counter medicines and personal care products, such as soap, body wash, shampoo, dental hygiene and foot care products); and pet (including pet supplies and pet food).

        Seasonal products include decorations, toys, batteries, small electronics, greeting cards, stationery, prepaid phones and accessories, gardening supplies, hardware, automotive and home office supplies.

        Home products includes kitchen supplies, cookware, small appliances, light bulbs, storage containers, frames, candles, craft supplies and kitchen, bed and bath soft goods.

        Apparel includes casual everyday apparel for infants, toddlers, girls, boys, women and men, as well as socks, underwear, disposable diapers, shoes and accessories.

        The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2012	2011	2010
Consumables	73.9%	73.2%	71.6%
Seasonal	13.6%	13.8%	14.5%
Home products	6.6%	6.8%	7.0%
Apparel	5.9%	6.2%	6.9%

        Our seasonal and home products categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

        The typical Dollar General store has, on average, approximately 7,300 square feet of selling space and is typically operated by a store manager, an assistant store manager and three or more sales clerks. Approximately 63% of our stores are in freestanding buildings and 37% are in strip shopping centers. Most of our customers live within three to five miles, or a 10 minute drive, of our stores.

        Our traditional store strategy features a low cost, no frills building with limited maintenance capital, low operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and investment returns. Our initial capital investment in new stores varies depending on the lease structure or ownership as well as the size and location of the store. "Plus" stores, our new format with a significantly expanded frozen and refrigerated food section when compared to our traditional stores, have higher initial capital costs and are more costly to operate. Likewise, additional space, equipment, and operating costs, including store labor, are required in our Dollar General Market stores, primarily to handle fresh meats and produce. In 2012, a significant majority of the new stores we opened were traditional stores. We are continuing to test the Plus and Market concepts and look for areas to increase sales productivity and lower our costs to open and operate.

        We generally have had good success in locating suitable store sites in the past, and we believe that there is ample opportunity for new store growth in existing and new markets. In addition, we believe we have significant opportunities available for our relocation and remodel programs. We remodeled or relocated 592 stores in 2012, 575 in 2011 and 504 in 2010. Our remodels and relocations in 2012 included 82 stores which we converted to Plus stores. At the end of 2012, we operated 10,272 traditional stores, 124 Plus stores, averaging approximately 10,000 square feet of selling space, and 110 Dollar General Market stores, averaging approximately 16,000 square feet of selling space.

        Our recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Year
2010	8,828	600	56	544	9,372
2011	9,372	625	60	565	9,937
2012	9,937	625	56	569	10,506

Our Customers

        Our customers seek value and convenience. Depending on their financial situation and geographic proximity, customers' reliance on Dollar General varies from using Dollar General for fill-in shopping, to making periodic trips to stock up on household items, to making weekly or more frequent trips to meet most essential needs. We generally locate our stores and plan our merchandise selections to best serve the needs of our core customers, the low to lower-middle or fixed income households often underserved by other retailers. At the same time, however, customers from a wide range of income brackets and life stages appreciate our quality merchandise and attractive value and convenience proposition and are loyal Dollar General shoppers. In the last year, we have continued to see increases in the annual number of shopping trips that our customers make to our stores as well as the amount spent during each trip.

        To attract new and retain existing customers, we continue to focus on product quality and selection, in-stock levels and pricing, targeted advertising, improved store standards, convenient site locations, and a pleasant overall customer experience.

Our Suppliers

        We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise, such as Procter & Gamble, PepsiCo, Coca-Cola, Nestle, General Mills, Unilever, Kimberly Clark, Kellogg's, and Nabisco. Despite our broad offering, we maintain only a limited number of SKUs per category, giving us a pricing advantage in dealing with our suppliers. Approximately 8% and 7% of our purchases in 2012 were from our largest and second largest suppliers, respectively. Our private brands come from a diversified supplier base. We directly imported approximately $765 million or 7% of our purchases at cost (11% of our purchases based on their retail value) in 2012. Our vendor arrangements generally provide for payment for such merchandise in U.S. dollars.

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

Distribution and Transportation

        Our stores are currently supported by eleven distribution centers located strategically throughout our geographic footprint, including a distribution center in Bessemer, Alabama which began shipping to stores in March 2012 and a leased distribution facility in Lebec, California which began shipping in April 2012. We currently have a distribution center under construction in Pennsylvania which is expected to begin shipping in early 2014. We lease additional temporary warehouse space as necessary to support our distribution needs. Over the past few years we have made significant investments in facilities, technological improvements and upgrades, and we continue to improve work processes, all of which increase our efficiency and ability to support our merchandising and operations initiatives as well as our new store growth. We continually analyze and rebalance the network to ensure that it remains efficient and provides the service our stores require. See "—Properties" for additional information pertaining to our distribution centers.

        Most of our merchandise flows through our distribution centers and is delivered to our stores by third-party trucking firms, utilizing our trailers. Our agreements with these trucking firms are based on estimated costs of diesel fuel, with the difference in estimated and current market fuel costs passed through to us. The costs of diesel fuel are significantly influenced by international, political and economic circumstances. Our average cost per gallon of diesel fuel increased slightly in 2012 and more significantly in 2011. If further price increases were to arise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our transportation costs.

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

(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended February 1, 2013
Net sales	$3,901.2	$3,948.7	$3,964.6	$4,207.6
Gross profit	1,228.3	1,263.2	1,226.1	1,367.8
Net income(a)	213.4	214.1	207.7	317.4
Year Ended February 3, 2012
Net sales	$3,451.7	$3,575.2	$3,595.2	$4,185.1
Gross profit	1,087.4	1,148.3	1,115.8	1,346.4
Net income(b)	157.0	146.0	171.2	292.5
Year Ended January 28, 2011
Net sales	$3,111.3	$3,214.2	$3,223.4	$3,486.1
Gross profit	999.8	1,036.0	1,010.7	1,130.2
Net income	136.0	141.2	128.1	222.5

(a)
Includes expenses, net of income taxes, of $17.7 million related to the redemption of long-term obligations in second quarter of 2012.

(b)
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

Our Employees

        As of March 1, 2013, we employed approximately 90,500 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel and distribution center and administrative personnel. We have increasingly focused on recruiting, training, motivating and retaining employees, and we believe that the quality, performance and morale of our employees have increased as a result. We currently are not a party to any collective bargaining agreements.

Our Trademarks

        We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including without limitation the trademarks Dollar General®, Dollar General Market®, Clover Valley®, DG®, Smart & Simple®, trueliving®, Sweet Smiles®, Open Trails®, Bobbie Brooks® Comfort Baytm, and Holiday Style®, along with variations and formatives of these trademarks as well as certain other trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

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

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or liquidity. These risks are not the only risks we face. Our business, financial condition, results of operations or liquidity could also be adversely affected by additional factors that apply to all companies generally or by risks not currently known to us or that we currently view to be immaterial. We can provide no assurance and make no representation that our mitigation efforts, although we believe they are reasonable, will be successful.

         Current economic conditions and other economic factors may adversely affect our financial performance and other aspects of our business by negatively impacting our customer's disposable income or discretionary spending, increasing our costs of goods sold and selling, general and administrative expenses, and adversely affecting our sales or profitability.

        We believe many of our customers are on fixed or low incomes and generally have limited discretionary spending dollars. Any factor that could adversely affect that disposable income would decrease our customer's spending and could cause our customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. Factors that could reduce our customers' disposable income include but are not limited to a further slowdown in the economy, a delayed economic recovery, or other economic conditions such as increased or sustained high unemployment or underemployment levels, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws.

        Many of the factors identified above that affect disposable income, as well as commodity rates, transportation costs (including the costs of diesel fuel), costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors, also affect our cost of goods sold and our selling, general and administrative expenses, which may adversely affect our sales or profitability. We have limited or no ability to control many of these factors. We experienced escalation of product costs in 2011 as a result of increases in the costs of certain commodities (including cotton, sugar, coffee, groundnuts, resin), and increasing diesel fuel costs. These costs generally stabilized in 2012. We will be diligent in our efforts to keep product costs as low as possible in the face of these increases while still working to optimize gross profit and meet the needs of our customers.

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

        We have initiatives (such as those relating to merchandising, sourcing, shrink, private brand, store operations, selling, general and administrative expense reduction, and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition and to achieve our financial plans. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation, particularly in light of the diverse geographic locations of our stores and the fact that our field management is so decentralized. General implementation also may be negatively affected by other risk factors described herein. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management's estimates could adversely affect our results of operations and financial condition.

        In addition, the success of our merchandising initiatives, particularly those with respect to non-consumable merchandise and store-specific products and allocations, depends in part upon our ability to predict consistently and successfully the products our customers will demand and to identify and timely respond to evolving trends in demographics and consumer preferences, expectations and needs. If we are unable to select products that are attractive to customers, to obtain such products at costs that allow us to sell them at a profit, or to effectively market such products, our sales, market share and profitability could be adversely affected. If our merchandising efforts in the non-consumables area are unsuccessful, we could be further adversely affected by our inability to offset the lower margins associated with our consumables business.

         We face intense competition that could limit our growth opportunities and adversely impact our financial performance.

        The retail business is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, customer service, aggressive promotional activity, customers, and employees. We compete with retailers operating discount, mass merchandise, outlet, warehouse club, grocery, drug, convenience, variety and other specialty stores. This competitive environment subjects us to the risk of adverse impact to our financial performance because of the lower prices, and thus the lower margins, required to maintain our competitive position. Also, companies like ours, due to customer demographics and other factors, may have limited ability to increase prices in response to increased costs without losing competitive position. This limitation may adversely affect our margins and financial performance. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements with suppliers than we can. If we fail to respond effectively to competitive pressures and changes in the retail markets, it could adversely affect our financial performance.

        Competition for customers has intensified in recent years as competitors have moved into, or increased their presence in, our geographic markets. In addition, some of our large box competitors are or may be developing small box formats which may produce more competition. We remain vulnerable to the marketing power and high level of consumer recognition of these larger competitors and to the risk that these competitors or others could venture into our industry in a significant way. Generally, we expect a continued increase in competition.

         Our private brands may not maintain broad market acceptance and increase the risks we face.

        We have substantially increased the number of our private brand items, and the program is a sizable part of our future growth plans. We believe that our success in maintaining broad market acceptance of our private brands depends on many factors, including pricing, our costs, quality and customer perception. We may not achieve or maintain our expected sales for our private brands. As a result, our business, financial condition and results of operations could be materially and adversely affected.

         A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

        We rely on our distribution and transportation network to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea and truck. Any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. For example, unexpected delivery delays or increases in transportation costs (including through increased fuel costs, a decrease in transportation capacity for overseas shipments, or work stoppages or slowdowns) could significantly decrease our ability to make sales and earn profits. Labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could also negatively affect our business.

        We maintain a network of distribution facilities and have plans to build new facilities to support our growth objectives. Delays in opening distribution centers could adversely affect our future operations by slowing store growth, which may in turn reduce revenue growth. In addition, distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of these projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

         Rising fuel costs could materially adversely affect our business.

        Fuel prices are significantly influenced by international, political and economic circumstances. Increases in the price of fuel pose a challenge to our continued priority of optimizing our gross profit rate. Sustained inflated prices or further price increases for any reason, including fuel supply shortages or unusual price volatility, could materially increase our transportation costs, adversely affecting our gross profit and results of operations. In addition, competitive pressures in our industry may inhibit our ability to reflect these increased costs in the prices of our products. We will diligently attempt to keep product costs as low as possible as we face these increases while still working to optimize gross profit and meet our customers' needs.

         Risks associated with or faced by the domestic and foreign suppliers from whom our products are sourced could adversely affect our financial performance.

        The products we sell are sourced from a wide variety of domestic and international suppliers. In 2012, our largest supplier accounted for 8% of our purchases, and our next largest supplier accounted for approximately 7% of such purchases. We have not experienced any difficulty in obtaining sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we would generally be able to obtain alternative sources without experiencing a substantial disruption of our business. However, such alternative sources could increase our merchandise costs and reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales.

        We directly imported approximately 7% of our purchases (measured at cost) in 2012, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods for any reason, such as political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers' failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes), the availability and cost of raw materials to suppliers, merchandise quality or safety issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import, are beyond our control and could adversely affect our operations and profitability. Because a substantial amount of our imported merchandise comes from China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. In addition, the United States' foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. Disruptions due to labor stoppages, strikes or slowdowns, or other disruptions involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales. Prolonged disruptions could also materially increase our labor costs both during and following the disruption. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase.

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

        Our business is subject to numerous and increasing federal, state and local laws and regulations. We routinely incur costs in complying with these regulations. New laws or regulations, particularly those dealing with healthcare reform, product safety, and labor and employment, among others, or changes in existing laws and regulations, particularly those governing the sale of products, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, in addition to reputational damage.

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

         If we cannot open, relocate or remodel stores profitably and on schedule, our planned future growth will be impeded, which would adversely affect sales.

        Our ability to open, relocate and remodel profitable stores is a key component of our planned future growth. Our ability to timely open stores and to expand into additional market areas depends in part on the following factors: the availability of attractive store locations; the absence of entitlement process or occupancy delays; the ability to negotiate acceptable lease and development terms; the ability to hire and train new personnel, especially store managers, in a cost effective manner; the ability to identify customer demand in different geographic areas; general economic conditions; and the availability of capital funding for expansion. Many of these factors also affect our ability to successfully relocate stores, and many of them are beyond our control. Tighter lending practices also may make financing more challenging for our real estate developers which could impact the timing of store openings under our build-to-suit program.

        Delays or failures in opening new stores or completing relocations or remodels, or achieving lower than expected sales in new stores, could materially adversely affect our growth and/or profitability. We also may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new stores, remodeling or relocating stores or expanding profitably.

        Some of our new stores may be located in areas where we have little or no meaningful experience or brand recognition. Those markets may have different competitive and market conditions, consumer tastes and discretionary spending patterns than our existing markets, as well as higher cost of entry, which may cause our new stores to be initially less successful than stores in our existing markets. In addition, our alternative format stores, such as our Dollar General Market and, to a lesser degree our Dollar General Plus stores, have significantly higher capital costs than our traditional Dollar General stores, and, as a result, may increase our financial risk if they do not perform as expected.

        Many of our new stores will be located in areas where we have existing units. Although we have experience in these markets, increasing the number of locations in these markets may result in inadvertent over-saturation and temporarily or permanently divert customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

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

        The occurrence of one or more natural disasters, such as hurricanes, fires, floods and earthquakes, unusual weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our operations and financial performance. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some domestic and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption of our utility services or to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

        Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover such as field managers and distribution center managers. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation (including changes in "entitlement" programs such as health insurance and paid leave programs). To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, we are evaluating the potential future impact of recently enacted comprehensive healthcare reform legislation, which will likely cause our healthcare costs to increase. While the significant costs of the healthcare reform legislation will occur after 2013, if at all, due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant negative effect on our business. Our ability to pass along labor costs to our customers is constrained by our low price model.

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

        Our inventory balance represented approximately 50% of our total assets exclusive of goodwill and other intangible assets as of February 1, 2013. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers' demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

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

        Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, some employment-related or other class actions, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers' compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. In addition, we are evaluating the potential future impact of the comprehensive healthcare reform legislation, which may cause our healthcare costs to increase. Although we continue to maintain property insurance for catastrophic events at our store support center and distribution centers, we are effectively self-insured for other property losses. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

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

         Any failure to maintain the security of information relating to our customers, employees and vendors that we may hold, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could seriously disrupt our operations and harm our reputation.

        In connection with credit card sales, we transmit confidential credit and debit card information. We also have access to, collect or maintain private or confidential information regarding our customers, employees and vendors, as well as our business. We have procedures and technology in place to safeguard such data and information. As a result of those procedures, to our knowledge computer hackers have been unable to gain access to the information stored in our information systems. However, cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures or those of our technology vendors in the future and obtain the personal information of our customers, employees and vendors that we hold or our business information. A security breach of any kind could expose us to risks of data loss, litigation, government enforcement actions and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share and have an adverse effect on our financial results.

         We have substantial debt that must be repaid or refinanced at or prior to applicable maturity dates which could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or other opportunities or to react to changes in the economy or our industry.

        At February 1, 2013, we had total outstanding debt (including the current portion of long-term obligations) of $2.772 billion, including a $1.964 billion senior secured term loan facility, of which, $1.084 billion matures on July 6, 2014 and $879.7 million matures on July 6, 2017, $500.0 million aggregate principal amount of 4.125% senior notes due 2017, and borrowings of $286.5 million under our senior secured asset-based revolving credit facility. We also had an additional $873.4 million available for borrowing under the revolving credit facility which is scheduled to mature on July 6, 2014. We do not believe that we will experience difficulty in refinancing this debt prior to applicable maturity dates. However, if we were to experience difficulty repaying or refinancing this debt prior to maturity, this, and the level of debt itself, could have important negative consequences to our business, including:

  •
  increasing our vulnerability to general economic and industry conditions because our debt payment obligations may limit our ability to use our cash to respond to or defend against changes in the industry or the economy;

  •
  requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities or repurchase shares of our common stock;

  •
  limiting our ability to pursue our growth strategy;

  •
  placing us at a disadvantage compared to our competitors who are less leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions;

  •
  limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

  •
  increasing the difficulty of our ability to make payments on our outstanding debt.

         Our ability to obtain additional financing on favorable terms could be adversely affected by volatility in the capital markets.

        We obtain and manage liquidity from the positive cash flow we generate from our operating activities and our access to capital markets, including our credit facilities. There is no assurance that our ability to obtain additional financing through the capital markets will not be adversely impacted by economic conditions. Tightening in the credit markets, or low liquidity and volatility in the capital markets could result in diminished availability of credit and higher cost of borrowing, making it more difficult to obtain additional financing on terms favorable to us.

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

        Our credit facilities and the indenture governing our notes contain various covenants that could limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:

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

         Kohlberg Kravis Roberts & Co. L.P. ("KKR"), certain affiliates of Goldman, Sachs & Co. (the "GS Investors"), and other equity co-investors (collectively, the "Investors") continue to have influence over us, including in connection with decisions that require the approval of shareholders.

        Through their investment in Buck Holdings, L.P., the Investors continue to hold a significant interest in our outstanding common stock (approximately 17% of our outstanding common stock as of March 15, 2013). As a result, the Investors potentially have the ability to influence the outcome of matters that require a vote of our shareholders, including election of our Board of Directors and other corporate transactions, regardless of whether others believe that the transaction is in our best interests. In addition, pursuant to a shareholders' agreement that we entered into with Buck Holdings, L.P., based on the current ownership by Buck Holdings, L.P. of our common stock, KKR has certain rights to appoint directors to our Board.

        The Investors are also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investors may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of March 1, 2013, we operated 10,557 retail stores located in 40 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	570	Missouri	383
Arizona	74	Nebraska	80
Arkansas	306	Nevada	16
California	51	New Hampshire	6
Colorado	32	New Jersey	66
Connecticut	4	New Mexico	65
Delaware	34	New York	267
Florida	595	North Carolina	585
Georgia	605	Ohio	545
Illinois	385	Oklahoma	336
Indiana	389	Pennsylvania	456
Iowa	178	South Carolina	414
Kansas	186	South Dakota	11
Kentucky	398	Tennessee	553
Louisiana	435	Texas	1,155
Maryland	84	Utah	8
Massachusetts	3	Vermont	17
Michigan	313	Virginia	293
Minnesota	22	West Virginia	173
Mississippi	356	Wisconsin	108

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

        As of March 1, 2013, we operated eleven distribution centers, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, KY	1959	720,000	789
Ardmore, OK	1994	1,310,000	1,313
South Boston, VA	1997	1,250,000	956
Indianola, MS	1998	820,000	864
Fulton, MO	1999	1,150,000	1,288
Alachua, FL	2000	980,000	916
Zanesville, OH	2001	1,170,000	1,162
Jonesville, SC	2005	1,120,000	1,048
Marion, IN	2006	1,110,000	1,154
Bessemer, AL	2012	940,000	903
Lebec, CA	2012	600,000	164

        We lease the distribution centers located in California, Oklahoma, Mississippi and Missouri and own the other seven distribution centers in the table above. Approximately 7.25 acres of the land on which our Kentucky distribution center is located is subject to a ground lease. As of February 1, 2013, we leased approximately 506,000 square feet of additional temporary warehouse space to support our distribution needs.

        Our executive offices are located in approximately 302,000 square feet of owned buildings and approximately 56,000 square feet of leased office space in Goodlettsville, Tennessee.

ITEM 3.    LEGAL PROCEEDINGS

        The information contained in Note 9 to the consolidated financial statements under the heading "Legal proceedings" contained in Part II, Item 8 of this report is incorporated herein by this reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our current executive officers as of March 25, 2013 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position
Richard W. Dreiling	59	Chairman and Chief Executive Officer
David M. Tehle	56	Executive Vice President and Chief Financial Officer
John W. Flanigan	61	Executive Vice President, Global Supply Chain
Susan S. Lanigan	50	Executive Vice President and General Counsel
Robert D. Ravener	54	Executive Vice President and Chief People Officer
Gregory A. Sparks	52	Executive Vice President, Store Operations
Todd Vasos	51	Executive Vice President, Division President and Chief Merchandising Officer
Anita C. Elliott	48	Senior Vice President and Controller

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol "DG." The high and low sales prices during each quarter in fiscal 2012 and 2011 were as follows:

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$48.76	$56.04	$53.36	$50.80
Low	$41.20	$45.37	$45.58	$39.73

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$33.58	$35.09	$40.71	$43.07
Low	$26.65	$31.10	$29.84	$38.32

        Our stock price at the close of the market on March 15, 2013, was $48.18. There were approximately 1,511 shareholders of record of our common stock as of March 15, 2013.

Dividends

        We have not declared or paid recurring dividends subsequent to a merger transaction in 2007. We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion, repurchases of our common stock, or debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our Credit Facilities. See "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report for a description of restrictions on our ability to pay dividends.

Issuer Purchases of Equity Securities

        The following table contains information regarding purchases of our common stock made during the quarter ended February 1, 2013 by or on behalf of Dollar General or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
11/03/12 - 11/30/12	—	$—	—	$218,565,000
12/01/12 - 12/31/12	1,719,510	$43.62	1,719,510	$143,565,000
01/01/13 - 02/01/13	—	$—	—	$143,565,000
Total	1,719,510	$43.62	1,719,510	$143,565,000

(a)
On August 29, 2012, our Board of Directors approved a share repurchase program of up to $500 million of outstanding shares of our common stock. Purchases may be made under the authorizations in the open market or in privately negotiated transactions from time to time subject to market conditions. The repurchase program has no expiration date.

        On March 19, 2013, our Board of Directors increased the authorization under the repurchase program by $500 million, resulting in approximately $643.6 million remaining available for the repurchase of our common stock.

Stock Performance Graph

        The following graph compares the cumulative total return provided shareholders on Dollar General Corporation's common stock relative to the cumulative total returns of the S&P 500 index and the S&P Retailing index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 11/13/2009, the date of our initial public offering.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Dollar General Corporation, the S&P 500 Index, and S&P Retailing Index

*
$100 invested on 11/13/09 in stock or 10/31/09 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	11/13/09	1/29/10	1/28/11	2/3/12	2/1/13
Dollar General Corporation	100.00	103.34	124.95	184.51	203.61
S&P 500	100.00	104.16	127.27	132.64	154.89
S&P Retailing	100.00	104.32	135.24	156.66	199.27

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended February 1, 2013, February 3, 2012 and January 28, 2011, and balance sheet data as of February 1, 2013 and February 3, 2012, have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of operations data and statement of cash flows data for the fiscal years or periods, as applicable, ended January 29, 2010 and January 30, 2009 and balance sheet data as of January 28, 2011, January 29, 2010 and January 30, 2009 presented in this table have been derived from audited consolidated financial statements not included in this report.

        The information set forth below should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

	Year Ended
(Amounts in millions, excluding per share data, number of stores, selling square feet, and net sales per square foot)	February 1, 2013	February 3, 2012(1)	January 28, 2011	January 29, 2010	January 30, 2009
Statement of Operations Data:
Net sales	$16,022.1	$14,807.2	$13,035.0	$11,796.4	$10,457.7
Cost of goods sold	10,936.7	10,109.3	8,858.4	8,106.5	7,396.6

Gross profit	5,085.4	4,697.9	4,176.6	3,689.9	3,061.1
Selling, general and administrative expenses	3,430.1	3,207.1	2,902.5	2,736.6	2,448.6
Litigation settlement and related costs, net	—	—	—	—	32.0

Operating profit	1,655.3	1,490.8	1,274.1	953.3	580.5
Interest expense	127.9	204.9	274.0	345.6	388.8
Other (income) expense	30.0	60.6	15.1	55.5	(2.8)

Income before income taxes	1,497.4	1,225.3	985.0	552.1	194.4
Income tax expense	544.7	458.6	357.1	212.7	86.2

Net income	$952.7	$766.7	$627.9	$339.4	$108.2

Earnings per share—basic	$2.87	$2.25	$1.84	$1.05	$0.34
Earnings per share—diluted	2.85	2.22	1.82	1.04	0.34
Dividends per share	—	—	—	0.7525	—
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$1,131.4	$1,050.5	$824.7	$672.8	$575.2
Investing activities	(569.8)	(513.8)	(418.9)	(248.0)	(152.6)
Financing activities	(546.8)	(908.0)	(130.4)	(580.7)	(144.8)
Total capital expenditures	(571.6)	(514.9)	(420.4)	(250.7)	(205.5)
Other Financial and Operating Data:
Same store sales growth(2)	4.7%	6.0%	4.9%	9.5%	9.0%
Same store sales(2)	$14,992.7	$13,626.7	$12,227.1	$11,356.5	$10,118.5
Number of stores included in same store sales calculation	9,783	9,254	8,712	8,324	8,153
Number of stores (at period end)	10,506	9,937	9,372	8,828	8,362
Selling square feet (in thousands at period end)	76,909	71,774	67,094	62,494	58,803
Net sales per square foot(3)	$216	$213	$201	$195	$180
Consumables sales	73.9%	73.2%	71.6%	70.8%	69.3%
Seasonal sales	13.6%	13.8%	14.5%	14.5%	14.6%
Home products sales	6.6%	6.8%	7.0%	7.4%	8.2%
Apparel sales	5.9%	6.2%	6.9%	7.3%	7.9%
Rent expense	$614.3	$542.3	$489.3	$428.6	$389.6
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$140.8	$126.1	$497.4	$222.1	$378.0
Total assets	10,367.7	9,688.5	9,546.2	8,863.5	8,889.2
Long-term debt	2,772.2	2,618.5	3,288.2	3,403.4	4,137.1
Total shareholders' equity	4,985.3	4,668.5	4,054.5	3,390.3	2,831.7

(1)
The fiscal year ended February 3, 2012 was comprised of 53 weeks.

(2)
Same-store sales are calculated based upon stores that were open at least 13 full fiscal months and remain open at the end of the reporting period. When applicable, we exclude the sales in the non-comparable week of a 53-week year from the same-store sales calculation.

(3)
Net sales per square foot was calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters.

Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011	January 29, 2010	January 30, 2009
Ratio of earnings to fixed charges(1):	4.7x	3.8x	3.1x	2.1x	1.4x

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

Executive Overview

        We are the largest discount retailer in the United States by number of stores, with 10,557 stores located in 40 states as of March 1, 2013, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

        The customers we serve are value-conscious, many with low or fixed incomes, and Dollar General has always been intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, we have been operating for approximately four years in an environment with ongoing economic challenges and uncertainties. Consumers are facing sustained high rates of unemployment, fluctuating food, gasoline and energy costs, rising medical costs, and a continued weakness in housing and consumer credit markets, and the timetable and strength of economic recovery remains uncertain. The longer our customers have to manage under such difficult conditions, the more difficult it is for them to stretch their spending dollars, particularly for discretionary purchases. Nonetheless, as a result of our long-term mission of serving these customers, coupled with a vigorous focus on improving our operating and financial performance, our 2012 and 2011 financial results were strong, and we remain optimistic with regard to executing our initiatives in 2013.

        At the beginning of 2008, we defined four operating priorities, which we remain keenly focused on executing. These priorities are: 1) drive productive sales growth, 2) increase our gross margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand Dollar General's culture of serving others.

        Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. In 2012, sales in same-stores increased by 4.7%, due to increases in both traffic and average transaction. Inflation had a lesser impact in 2012 than in 2011. Sales in same-stores were aided by continued enhancements to our category management processes which help us determine the most productive merchandise offerings for our customers. Specific sales growth initiatives in 2012 included: continued improvement in merchandise in-stock levels; the expansion of the number of coolers for refrigerated and frozen foods in approximately 1,400 existing stores; further progress on our beer and wine rollout; merchandising initiatives for electronics and domestic goods; and the impact of 592 remodeled and relocated stores during the year. In addition to same-store sales growth, we opened 625 new stores, including 41 Dollar General Market stores and 35 Dollar General "Plus" stores in 2012. Plus stores are our newest store format, which are slightly larger than our traditional stores with a significantly expanded frozen and refrigerated food section.

        Our second priority is to increase gross profit through effective category management, the expansion of private brand offerings, increased foreign sourcing, shrink reduction, distribution and transportation efficiencies and improvements to our pricing and markdown model, while remaining committed to our everyday low price strategy. We constantly review our pricing strategy and work diligently to minimize product cost increases as we focus on providing our customers with quality merchandise at great values. In our consumables category, we strive to offer the optimal balance of the most popular nationally advertised brands and our own private brands, which generally have higher gross profit rates than national brands. Commodities cost inflation moderated in 2012 following a year of significant increases throughout 2011. Accordingly, overall price increases passed through to our customers were less in 2012. We remain committed to our seasonal, home, and apparel categories, although we expect the growth of consumables to continue to outpace these categories again in 2013 due to anticipated continued economic pressures which limit our customers' discretionary spending.

        Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extract costs, particularly Selling, general and administrative expenses (SG&A) that do not affect the customer experience, and plan to utilize our procurement capabilities and other initiatives to further these efforts. In 2012, we again focused on lowering our store labor costs as a percentage of sales while improving our overall customer experience. We further utilized our new workforce management system and simplified many of our store processes, resulting in significant cost savings as a percentage of sales.

        Our fourth priority is to strengthen and expand Dollar General's culture of serving others. For customers this means helping them "Save time. Save money. Every day!" by providing clean, well-stocked stores with quality products at low prices. For employees, this means creating an environment that attracts and retains key employees throughout the organization. For the public, this means giving back to our store communities through our charitable and other efforts. In 2012, we, along with our vendors, customers and employees, donated millions of dollars through our various charitable initiatives. For shareholders, this means meeting their expectations of an efficiently and profitably run organization that operates with compassion and integrity.

        Our continued focus on these four priorities resulted in improved 2012 financial performance over the prior year as follows. Note that fiscal 2012 consisted of 52 weeks while 2011 consisted of 53 weeks. Basis points, as referred to below, are equal to 0.01 percent of total sales.

  •
  Total sales in 2012 increased 8.2% over 2011. Sales in same-stores, over a comparable 52-week period, increased 4.7%, with increases in both customer traffic and average transaction amount. Consumables drove 83% of the total increase in sales with the most significant increases in perishables, candy and snacks. Average sales per square foot in 2012 were $216, up from $213 (including a $4 contribution from the 53rd week) in 2011.

  •
  Operating profit increased 11.0% to $1.66 billion, or 10.3% of sales, compared to $1.49 billion, or 10.1% of sales in 2011. The improvement in our operating profit rate was attributable to a 25 basis-point reduction of SG&A and a 1 basis-point increase in our gross profit rate.

  •
  We are pleased with our ability to manage our gross profit as consumables continued to increase as a percentage of our overall sales mix. We continued to gain efficiencies in our transportation network and had a lower LIFO charge; however, the markdown rate was higher in 2012, primarily in apparel, and we experienced a modest increase in our shrink rate.

  •
  The improvement in SG&A, as a percentage of sales, was due in large part to improved utilization of store labor, partially offset by higher rent expense and higher fees associated with debit card transactions. For other factors, see the detailed discussion that follows.

  •
  Interest expense decreased by $77.0 million in 2012 to $127.9 million, as a result of lower average interest rates on our outstanding long-term obligations and lower average debt balances throughout the year. In 2012, we refinanced the remaining balance of our 11.875%/12.625% senior subordinated notes, resulting in a non-operating charge of $29.0 million.

  •
  We reported net income of $952.7 million, or $2.85 per diluted share, for fiscal 2012, compared to net income of $766.7 million, or $2.22 per diluted share, for fiscal 2011.

  •
  We generated approximately $1.13 billion of cash flows from operating activities in 2012, an increase of 7.7% compared to 2011. We primarily utilized our cash flows from operating activities to invest in our business and repurchase our common stock.

  •
  During 2012 we opened 625 new stores, remodeled or relocated 592 stores, and closed 56 stores.

        Also in 2012, we refinanced the remaining $451 million of our 11.875%/12.625% outstanding senior subordinated notes with the issuance of $500 million of 4.125% senior notes due 2017, further reducing interest expense and strengthening our financial position. Also in 2012, we repurchased approximately 14.4 million shares of our outstanding common stock for $671.4 million.

        In 2013, we plan to continue to focus on our four key operating priorities. We will continue to refine and improve our store standards in an attempt to increase sales, focusing on maintaining a consistent look and feel across the chain. Continued progress on improving our merchandise in-stock position is an important element in improving overall customer service and increasing sales. As part of our category management program, we plan to improve the square footage utilization in our legacy stores that have not been converted to our current customer centric format in addition to expanding our refrigerated food offerings in approximately 1,500 existing stores. We have initiatives underway to increase our margins on many items within our consumables category, from which the majority of our sales are generated. We plan to add approximately 320 new private brand consumables items during the year and by the end of our second fiscal quarter, we expect to offer tobacco products in most of our locations. We believe tobacco products will help drive additional sales through both increased traffic and average transaction amount, although we expect these products to result in a reduction of our gross profit rate. We also plan to continue to introduce new non-consumable products that we believe will resonate with our customers' needs and desires. We will continue our focused shrink reduction efforts by employing our exception reporting tools, enhanced shrink optimization processes and defensive merchandising fixtures. We will also continue to pursue global opportunities to directly source a larger portion of our products, with the potential for significant savings to current costs, and to utilize our overall purchasing expertise to reduce our domestic purchase costs.

        We believe that there is opportunity to improve our inventory turns, and we are focused in 2013 on improved inventory management. Initiatives in process include operational efforts to optimize presentation levels, improve in-stock levels, and enhance forecasting and allocation execution. We are also in the process of implementing an improved supply chain solution to assist in promotional and core inventory forecasting, ordering, monitoring and improving inventory visibility from purchase to receipt to maintain efficient levels of inventory. Eventually, all of our SKUs will be managed through the new supply chain solution. We expect this new supply chain solution to also improve several processes in the stores which we believe will result in work simplification and enhance our view of inventory levels in the supply chain.

        With regard to leveraging information technology and process improvements to reduce costs, we expect to gain further efficiencies with additional utilization of our workforce management systems and improved store technology and communications capabilities. We will also seek to enhance our procurement capabilities and take additional steps to augment our strong culture of cost reduction.

        Finally, we are pleased with the performance of our 2012 new stores, remodels and relocations, and in 2013 we plan to open 635 new stores and remodel or relocate an additional 550 stores.

        Key Financial Metrics.    We have identified the following as our most critical financial metrics:

  •
  Same-store sales growth;

  •
  Sales per square foot;

  •
  Gross profit, as a percentage of sales;

  •
  Selling, general and administrative expenses, as a percentage of sales;

  •
  Operating profit;

  •
  Inventory turnover;

  •
  Cash flow;

  •
  Net income;

  •
  Earnings per share;

  •
  Earnings before interest, income taxes, depreciation and amortization;

  •
  Return on invested capital; and

  •
  Adjusted debt to Earnings before interest, income taxes, depreciation and amortization and rent expense.

        Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year periods as compared with the prior year periods.

Results of Operations

        Accounting Periods.    The following text contains references to years 2012, 2011 and 2010, which represent fiscal years ended February 1, 2013, February 3, 2012 and January 28, 2011, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal year 2011 was a 53-week accounting period and fiscal years 2012 and 2010 were 52-week accounting periods.

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

        The following table contains results of operations data for fiscal years 2012, 2011 and 2010, and the dollar and percentage variances among those years.

				2012 vs. 2011		2011 vs. 2010
(amounts in millions, except per share amounts)	2012	2011	2010	Amount Change	% Change	Amount Change	% Change
Net sales by category:
Consumables	$11,844.8	$10,833.7	$9,332.1	$1,011.1	9.3%	$1,501.6	16.1%
% of net sales	73.93%	73.17%	71.59%
Seasonal	2,172.4	2,051.1	1,887.9	121.3	5.9	163.2	8.6
% of net sales	13.56%	13.85%	14.48%
Home products	1,061.6	1,005.2	917.6	56.4	5.6	87.6	9.5
% of net sales	6.63%	6.79%	7.04%
Apparel	943.3	917.1	897.3	26.2	2.9	19.8	2.2
% of net sales	5.89%	6.19%	6.88%

Net sales	$16,022.1	$14,807.2	$13,035.0	$1,214.9	8.2%	$1,772.2	13.6%
Cost of goods sold	10,936.7	10,109.3	8,858.4	827.4	8.2	1,250.8	14.1
% of net sales	68.26%	68.27%	67.96%

Gross profit	5,085.4	4,697.9	4,176.6	387.5	8.2	521.4	12.5
% of net sales	31.74%	31.73%	32.04%
Selling, general and administrative expenses	3,430.1	3,207.1	2,902.5	223.0	7.0	304.6	10.5
% of net sales	21.41%	21.66%	22.27%

Operating profit	1,655.3	1,490.8	1,274.1	164.5	11.0	216.7	17.0
% of net sales	10.33%	10.07%	9.77%
Interest expense	127.9	204.9	274.0	(77.0)	(37.6)	(69.1)	(25.2)
% of net sales	0.80%	1.38%	2.10%
Other (income) expense	30.0	60.6	15.1	(30.7)	(50.6)	45.5	301.4
% of net sales	0.19%	0.41%	0.12%

Income before income taxes	1,497.4	1,225.3	985.0	272.1	22.2	240.3	24.4
% of net sales	9.35%	8.27%	7.56%
Income taxes	544.7	458.6	357.1	86.1	18.8	101.5	28.4
% of net sales	3.40%	3.10%	2.74%

Net income	$952.7	$766.7	$627.9	$186.0	24.3%	$138.8	22.1%
% of net sales	5.95%	5.18%	4.82%

Diluted earnings per share	$2.85	$2.22	$1.82	$0.63	28.4%	$0.40	22.0%

        Net Sales.    The net sales increase in 2012 reflects a same-store sales increase of 4.7% compared to 2011. For 2012, there were 9,783 same-stores which accounted for sales of $14.99 billion. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. Same-store sales increases are calculated based on the comparable calendar weeks in the prior year. The remainder of the increase in sales in 2012 was attributable to new stores, partially offset by sales from closed stores. The increase in sales reflects increased customer traffic and average transaction amounts, as a result of the refinement of our merchandise offerings, improvements in our category management processes and store standards, and increased utilization of square footage in our stores. Increases in sales of consumables outpaced our non-consumables, with sales of snacks, candy, beverages and perishables contributing the majority of the increase throughout the year.

        The net sales increase in 2011 reflects a same-store sales increase of 6.0% compared to 2010. For 2011, there were 9,254 same-stores which accounted for sales of $13.63 billion. Accordingly, the same store sales percentage for 2011 excludes sales from the 53rd week as there was no comparable week in 2010. Net sales for the 53rd week of 2011 totaled $289.3 million. The remainder of the increase in sales in 2011 was attributable to new stores, partially offset by sales from closed stores. The increase in sales reflects increased customer traffic and average transaction amounts, which is the result of the continued refinement of our merchandise offerings, the optimization of our category management processes, further improvement in store standards, and an increase in sales prices resulting primarily from passing through certain cost increases and increased utilization of square footage in our stores. Increases in sales of consumables outpaced our non-consumables, with sales of packaged foods, snacks, beverages and perishables, contributing the majority of the increase throughout the year.

        Of our four major merchandise categories, the consumables category, which generally has a lower gross profit rate than the other three categories, has grown most significantly over the past several years. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate. Maintaining an appropriate sales mix is an integral part of achieving our gross profit and sales goals. Both the number of customer transactions and average transaction amount increased in 2012 and 2011, and we believe that our stores have benefited to some degree from attracting new customers who are seeking value as a result of the challenging macroeconomic environment in recent years.

        Gross Profit.    The gross profit rate as a percentage of sales was 31.7% in both 2012 and 2011. Factors favorably impacting our gross profit rate include a significantly lower LIFO provision, higher inventory markups, and improved transportation efficiencies due in part to a decrease in average miles per delivery enabled by our new distribution centers and other logistics initiatives. These positive factors were offset by higher markdowns, a reduction in price increases and a modest increase in our inventory shrinkage rate compared to 2011. In addition, consumables, which generally have lower markups than non-consumables, represented a greater percentage of sales in 2012 than in 2011. We recorded a LIFO provision of $1.4 million in 2012 compared to a $47.7 million provision in 2011, primarily as a result of lower inflation on commodities.

        The gross profit rate as a percentage of sales was 31.7% in 2011 compared to 32.0% in 2010, a decline of 31 basis points. Consumables also represented a greater percentage of sales in 2011 than in 2010. Our purchase costs increased primarily due to increased commodity costs. In addition, we incurred higher markdowns and our transportation costs were impacted by higher fuel rates in 2011. Our LIFO provision increased to $47.7 million in 2011 compared to $5.3 million in 2010. In 2011, our mix of home and apparel merchandise decreased as percentage of sales and the gross profit rate within these categories decreased due, in part, to higher markdowns. Factors positively affecting gross profit include the selective price increases noted above as well as lower inventory shrinkage and distribution center costs, as a percentage of sales.

        SG&A Expense.    SG&A expense was 21.4% as a percentage of sales in 2012 compared to 21.7% in 2011, an improvement of 25 basis points. Retail labor expense increased at a lower rate than our increase in sales, partially due to ongoing benefits of our workforce management system coupled with savings due to various store work simplification initiatives. Also positively impacting SG&A was lower legal settlement costs in 2012 due to two legal matters settled in 2011 for a combined expense of $13.1 million and the impact of decreased expenses ($2.9 million in 2012 compared to $11.1 million in 2011) relating to secondary offerings of our common stock. Costs that increased at a rate higher than our sales increase include rent expense, fees associated with the increased use of debit cards and depreciation expense, primarily related to additions of certain store equipment and fixtures.

        SG&A expense was 21.7% as a percentage of sales in 2011 compared to 22.3% in 2010, an improvement of 61 basis points reflecting the favorable impact of the 13.6% increase in sales. In addition, retail labor expense increased at a rate lower than our increase in sales, partially due to the rollout of our workforce management system. A decrease in incentive compensation driven by more aggressive bonus targets, and various cost reduction efforts affecting rent, benefits, electricity and other power costs, among other expenses, also contributed to the overall decrease in SG&A as a percentage of sales. Costs that increased at a rate higher than our increase in sales included those associated with a high speed store data network rollout, depreciation and amortization expense, and fees associated with the increased use of debit cards. Depreciation and amortization increases were primarily due to investments in the store data network and store properties purchased. SG&A in 2010 includes expenses totaling $19.7 million for expenses (primarily share-based compensation) incurred in connection with secondary offerings of our common stock.

        Interest Expense.    The decrease in interest expense in 2012 compared to 2011 is due to lower average outstanding long-term obligations, resulting from our repurchases and refinancing of indebtedness in 2012 and 2011 and lower all-in interest rates on our long-term obligations. See Liquidity and Capital Resources below for further discussion.

        The decrease in interest expense in 2011 compared to 2010 was primarily the result of lower average outstanding long-term obligations and lower average interest rates due to the redemption of our senior notes due 2015 with cash and borrowings under our revolving credit facility in the first half of 2011 and lower all-in interest rates on our term loan, primarily due to reduced notional amounts on our interest rate swaps.

        We had outstanding variable-rate debt of $1.39 billion and $1.63 billion as of February 1, 2013 and February 3, 2012, respectively, after taking into consideration the impact of interest rate swaps. The remainder of our outstanding indebtedness at February 1, 2013 and February 3, 2012 was fixed rate debt.

        See the detailed discussion under "Liquidity and Capital Resources" regarding repurchases and refinancing of various long-term obligations and the related effect on interest expense in the periods presented.

        Other (Income) Expense.    In 2012, we recorded pretax losses of $29.0 million resulting from repurchases of $450.7 million aggregate principal amount of our Senior Subordinated Notes plus accrued and unpaid interest.

        In 2011, we recorded pretax losses of $60.3 million resulting from repurchases of $864.3 million aggregate principal amount of our senior notes due 2015 plus accrued and unpaid interest.

        In 2010, we recorded pretax losses of $14.7 million resulting from the repurchase in the open market of $115.0 million aggregate principal amount of our senior notes due 2015 plus accrued and unpaid interest.

        Income Taxes.    The effective income tax rates for 2012, 2011, and 2010 were expenses of 36.4%, 37.4%, and 36.3%, respectively.

        The 2012 effective tax rate of 36.4% was greater than the statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2012 effective tax rate of 36.4% was lower than the 2011 rate of 37.4% due primarily to the favorable resolution of a federal income tax examination during 2012.

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

Effects of Inflation

        We experienced little or no overall product cost inflation in 2012 or 2010. In 2011, we experienced increased commodity cost pressures mainly related to food, housewares and apparel products which were driven by increases in cotton, sugar, coffee, groundnut, resin, petroleum and other raw material commodity costs. We believe that our ability to selectively increase selling prices in response to cost increases in 2011 partially mitigated the effect of these cost increases on our overall results of operations.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

        During the past three years, we have generated an aggregate of approximately $3.0 billion in cash flows from operating activities and incurred approximately $1.51 billion in capital expenditures. During that period, we expanded the number of stores we operate by 1,678, representing growth of approximately 19%, and we remodeled or relocated 1,671 stores, or approximately 16%, of the stores we operated as of February 1, 2013. We intend to continue our current strategy of pursuing store growth, remodels and relocations in 2013 and for the next several years.

        At February 1, 2013, we had total outstanding debt (including the current portion of long-term obligations) of $2.77 billion, which includes our senior secured asset-based revolving credit facility ("ABL Facility" and, together with the Term Loan Facility, the "Credit Facilities"), and senior notes, all of which are described in greater detail below. We had $873.4 million available for borrowing under the ABL Facility at February 1, 2013.

        We believe our cash flow from operations and existing cash balances, combined with availability under the Credit Facilities (described in greater detail below), and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

        We intend to refinance outstanding amounts under our secured Credit Facilities with new unsecured long-term debt of up to $2.3 billion, expected to consist of new unsecured term loans and new unsecured senior notes. In addition, we intend to enter into a new unsecured cash flow based revolving credit facility, which is currently expected to have no initial revolver borrowings outstanding. The actual amounts and type of financing is dependent on market conditions and other factors. Although we currently anticipate completing this financing in the first quarter of 2013, there can be no assurance that we will complete the refinancing on the foregoing terms or at all.

Credit Facilities

        Overview.    The Credit Facilities consist of the $1.964 billion Term Loan Facility and the ABL Facility which has a maximum of $1.2 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline loans.

        We amended the Term Loan Facility and the ABL Facility in March 2012. The amendment of the Term Loan Facility resulted in the extension of the maturity on $879.7 million of the Term Loan Facility to July 6, 2017. The remaining $1.08 billion of the Term Loan Facility will mature on July 6, 2014. The applicable margin for borrowings under the Term Loan Facility remains unchanged. The amendment of the ABL Facility extended the maturity of the ABL Facility to July 6, 2014, and increased the total commitment to $1.2 billion.

        Interest Rates and Fees.    Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings under the Term Loan Facility is 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings. The interest rate for borrowings under the Term Loan Facility was 3.0% (without giving effect to the market rate swaps discussed below) as of February 1, 2013.

        As of February 1, 2013, the applicable margin for borrowings under the ABL Facility was 1.50% for LIBOR borrowings and 0.50% for base-rate borrowings, and the commitment fee to the lenders for any unutilized commitments was 0.375% per annum. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" below for a discussion of our use of interest rate swaps to manage our interest rate risk.

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
  create liens;

  •
  sell assets;

  •
  pay dividends and distributions or repurchase our capital stock;

  •
  make investments or acquisitions;

  •
  repay or repurchase subordinated indebtedness;

  •
  amend material agreements governing our subordinated indebtedness; or

  •
  change our lines of business.

        The senior secured credit agreements also contain certain customary affirmative covenants and events of default.

        At February 1, 2013, we had the following amounts outstanding under our ABL Facility: borrowings of $286.5 million and letters of credit of $40.1 million. We anticipate potential borrowings under any outstanding revolving credit facility during the remainder of 2013 up to a maximum of approximately $500 million at any one time, which may include borrowings for the share repurchases discussed below.

Senior Notes due 2017

        Overview.    On July 12, 2012, we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the "Senior Notes") which mature on July 15, 2017, pursuant to an indenture and a supplemental indenture each dated as of July 12, 2012 (together, the "Senior Indenture").

        Interest on the Senior Notes is payable in cash on January 15 and July 15 of each year, and commenced on January 15, 2013. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the existing and future direct or indirect domestic subsidiaries that guarantee the obligations under our Credit Facilities.

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

        Change of Control.    Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require us to repurchase some or all of such holder's Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

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

Senior Subordinated Toggle Notes due 2017

        On July 15, 2012, we used net proceeds from the sale of the Senior Notes to redeem the remaining $450.7 million outstanding aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017 (the "Senior Subordinated Notes" which had been scheduled to mature on July 15, 2017) at a redemption price of 105.938% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $29.0 million. The redemption was effected in accordance with the indenture dated as of July 6, 2007 governing the Senior Subordinated Notes. The pretax losses on these transactions are reflected in Other (income) expense in our 2012 consolidated statement of income. We funded the redemption price for the Senior Subordinated Notes with proceeds from the Senior Notes.

Senior Notes due 2015

        On April 29, 2011, we repurchased in the open market $25.0 million outstanding aggregate principal amount of our 10.625% senior notes due 2015 at a redemption price of 107.0% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $2.2 million. On July 15, 2011, we redeemed the remaining $839.3 million outstanding aggregate principal amount of such notes (which had been scheduled to mature on July 15, 2015) at a redemption price of 105.313% of the principal amount, plus accrued and unpaid interest, resulting in a pretax loss of $58.1 million. The redemption was effected in accordance with the indenture dated as of July 6, 2007 governing the notes. The pretax losses on these transactions are reflected in Other (income) expense in our 2011 consolidated statement of income. We funded the redemption price with cash on hand and borrowings under the ABL Facility.

Adjusted EBITDA

        Under the agreements governing the Credit Facilities, certain limitations and restrictions could arise if we are not able to satisfy and remain in compliance with specified financial ratios. Management believes the most significant of such ratios is the senior secured incurrence test under the Credit Facilities. This test measures the ratio of the senior secured debt to Adjusted EBITDA. This ratio would need to be no greater than 4.25 to 1 to avoid such limitations and restrictions. As of February 1, 2013, this ratio was 1.1 to 1. Senior secured debt is defined as our total debt secured by liens or similar encumbrances less cash and cash equivalents. EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principles plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments required in calculating this covenant ratio under our Credit Facilities. EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as an alternative to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

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

        The calculation of Adjusted EBITDA under the Credit Facilities is as follows:

	Year Ended
(in millions)	February 1, 2013	February 3, 2012
Net income	$952.7	$766.7
Add (subtract):
Interest expense	127.9	204.9
Depreciation and amortization	293.5	264.1
Income taxes	544.7	458.6

EBITDA	1,918.8	1,694.3

Adjustments:
Loss on debt retirement	30.6	60.3
(Gain) loss on hedging instruments	(2.4)	0.4
Non-cash expense for share-based awards	21.7	15.3
Litigation settlement and related costs, net	—	13.1
Indirect merger-related costs	1.4	0.9
Other non-cash charges (including LIFO)	10.4	53.3
Other	2.5	—

Total Adjustments	64.2	143.3

Adjusted EBITDA	$1,983.0	$1,837.6

Interest Rate Swaps

        We use interest rate swaps to minimize the risk of adverse changes in interest rates. These swaps are intended to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. At February 1, 2013, we had interest rate swaps with a total notional amount of approximately $875.0 million. For more information see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" below.

Fair Value Accounting

        We have classified our interest rate swaps, as further discussed in Item 7A. below, in Level 2 of the fair value hierarchy, as the significant inputs to the overall valuations are based on market-observable data or information derived from or corroborated by market-observable data, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value a derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs. For our derivatives, all of which trade in liquid markets, model inputs can generally be verified.

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

        As of February 1, 2013, the net credit valuation adjustments reduced the settlement values of our derivative liabilities by $0.2 million. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments. When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors we deemed to be immaterial as of February 1, 2013.

Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments as of February 1, 2013 (in thousands):

	Payments Due by Period
Contractual obligations	Total	1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$2,764,495	$—	$1,370,390	$1,380,255	$13,850
Capital lease obligations	7,733	892	2,034	2,114	2,693
Interest(a)	271,709	88,827	114,346	67,439	1,097
Self-insurance liabilities(b)	226,585	87,436	88,026	31,473	19,650
Operating leases(c)	4,535,218	611,595	1,077,713	852,464	1,993,446

Subtotal	$7,805,740	$788,750	$2,652,509	$2,333,745	$2,030,736

	Commitments Expiring by Period
Commercial commitments(d)	Total	1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$16,461	$16,461	$—	$—	$—
Purchase obligations(e)	622,128	565,954	56,174	—	—

Subtotal	$638,589	$582,415	$56,174	$—	$—

Total contractual obligations and commercial commitments(f)	$8,444,329	$1,371,165	$2,708,683	$2,333,745	$2,030,736

(a)
Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using 2012 year end rates. Variable rate long-term debt includes the balance of the senior secured asset-based revolving credit facility of $286.5 million, the balance of our tax increment financing of $14.5 million, and the unhedged portion of the senior secured term loan facility of $1.089 billion.

(b)
We retain a significant portion of the risk for our workers' compensation, employee health insurance, general liability, property loss and automobile insurance. As these obligations do not have scheduled maturities, these amounts represent undiscounted estimates based upon actuarial assumptions. Reserves for workers' compensation and general liability which existed as of the date of a merger transaction in 2007 were discounted in order to arrive at estimated fair value. All other amounts are reflected on an undiscounted basis in our consolidated balance sheets.

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

(f)
We have potential payment obligations associated with uncertain tax positions that are not reflected in these totals. We anticipate that approximately $1.5 million of such amounts will be paid in the coming year. We are currently unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities for our remaining $23.4 million of reserves for uncertain tax positions.

Share Repurchase Program

        On August 29, 2012, our Board of Directors authorized a $500 million common stock repurchase program, of which $143.6 million remained available for repurchase as of February 1, 2013. On March 19, 2013, our Board of Directors increased this authorization by an additional $500 million. As a result, as of March 25, 2013, the Company had $643.6 million available for the repurchase of common stock.

        The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions, which could include repurchases from Buck Holdings, L.P., an existing shareholder of the Company, or other related parties if appropriate. The timing and number of shares purchased will depend on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under our senior secured credit facilities and other factors. Repurchases under the program may be funded from available cash or borrowings under our ABL Facility. During 2012, we repurchased approximately 7.3 million shares under this authorization at a total cost of $356.4 million.

        On November 30, 2011, our Board of Directors authorized a $500 million common stock repurchase program on terms similar to the August 2012 authorization. During 2012, we repurchased approximately 7.1 million shares under this authorization at a total cost of $315.0 million, completing that authorization.

        In summary, we repurchased approximately 14.4 million shares of common stock at a total cost of $671.4 million in 2012, including approximately 11.7 million shares repurchased from Buck Holdings, L.P. at an aggregate cost of $550.0 million.

Other Considerations

        We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion and common stock repurchases. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, subject to certain limitations found in covenants in our Credit Facilities as discussed in more detail above, and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

        Our inventory balance represented approximately 50% of our total assets exclusive of goodwill and other intangible assets as of February 1, 2013. Our proficiency in managing our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. As a result, efficient inventory management has been and continues to be an area of focus for us.

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

        In April 2012, Standard & Poor's upgraded our corporate rating to BBB- from BB+ with a stable outlook, and in February 2013, Moody's placed our corporate rating of Ba1 on review for upgrade. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to fund our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

Cash flows

        Cash flows from operating activities.    Significant components of the increase in cash flows from operating activities in 2012 compared to 2011 include increased net income due primarily to increased sales and lower SG&A expenses, as a percentage of sales, in 2012 as described in more detail above under "Results of Operations." A portion of the changes in Prepaid and other current assets as well as Accrued expenses and other reflect the activity associated with a legal settlement accrued in 2011 for which payments were made in 2012. Changes in Accrued expenses and other were also affected by higher sales tax accruals at the end of 2011 and the adjustment of accruals during 2012 due to the favorable resolution of income tax examinations. The reclassification of the tax benefit of stock options to cash flows from financing activities was higher in 2012 due to an increase in stock options exercised. Changes in Accounts payable were due to increased merchandise purchases as discussed in more detail below, the most significant category of which were domestic purchases.

        On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 19% during 2012, compared to a 14% increase in 2011. The increase in inventories in 2012 was due to several factors including new items introduced in 2012, the receipt during 2012 of certain items related to our 2013 merchandising initiatives, and the emphasis on improved presentation levels of select merchandise categories. Inventory levels in the consumables category increased by $245.7 million, or 22%, in 2012 compared to an increase of $132.3 million, or 13%, in 2011. The seasonal category increased by $70.2 million, or 18%, in 2012 compared to an increase of $27.5 million, or 7%, in 2011. The home products category increased $56.2 million, or 29%, in 2012 compared to an increase of $24.6 million, or 14%, in 2011. The apparel category increased by $16.0 million, or 5%, in 2012 compared to an increase of $59.4 million, or 24%, in 2011.

        A significant component of our increase in cash flows from operating activities in 2011 compared to 2010 was the increase in net income due to increases in sales and gross profit, and lower SG&A expenses as a percentage of sales, as described in more detail above under "Results of Operations." Significant components of the increase in cash flows from operating activities in 2011 compared to 2010 were related to working capital in general and Accrued expenses and other in particular. Items affecting Accrued expenses and other include increased accruals for income tax reserves, increased accruals for legal settlements and sales taxes, partially offset by reduced interest accruals. The timing of interest and certain other accruals and the related payments were affected by the 53rd week in 2011. Partially offsetting this increase in cash flows was an increase in income taxes paid in 2011 compared to 2010 due to the increase in net income.

        In addition, inventory balances increased by 14% in 2011 compared to an increase of 16% in 2010. Inventory levels in the consumables category increased by $132.3 million, or 13%, in 2011 compared to an increase of $133.9 million, or 16%, in 2010. The seasonal category increased by $27.5 million, or 7%, in 2011 compared to an increase of $55.2 million, or 18%, in 2010. The home products category increased $24.6 million, or 14%, in 2011 compared to an increase of $25.2 million, or 17%, in 2010. The apparel category increased by $59.4 million, or 24%, in 2011 compared to an increase of $32.3 million, or 15%, in 2010.

        Cash flows from investing activities.    Significant components of property and equipment purchases in 2012 included the following approximate amounts: $155 million for new leased stores; $132 million for stores purchased or built by us; $83 million for distribution centers; $80 million for remodels and relocations of existing stores; $71 million for improvements and upgrades to existing stores; $27 million for systems-related capital projects; and $17 million for transportation-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2012, we opened 625 new stores and remodeled or relocated 592 stores.

        Significant components of property and equipment purchases in 2011 included the following approximate amounts: $120 million for distribution centers, including the construction of the distribution center in Alabama; $114 million for new leased stores; $80 million for improvements and upgrades to existing stores; $80 million for stores purchased or built by us; $73 million for remodels and relocations of existing stores; $28 million for systems-related capital projects; and $15 million for transportation-related projects. During 2011, we opened 625 new stores and remodeled or relocated 575 stores.

        Significant components of our property and equipment purchases in 2010 included the following approximate amounts: $104 million for improvements and upgrades to existing stores; $100 million for new leased stores; $91 million for stores purchased or built by us; $53 million for remodels and relocations of existing stores; $45 million for distribution and transportation-related capital expenditures; and $22 million for information systems upgrades and technology-related projects. During 2010 we opened 600 new stores and remodeled or relocated 504 stores.

        Capital expenditures during 2013 are projected to be in the range of $575-$625 million. We anticipate funding 2013 capital requirements with cash flows from operations, and if necessary, we also have significant availability under our ABL Facility. We plan to continue to invest in store growth and development of approximately 635 new stores and approximately 550 stores to be remodeled or relocated. Capital expenditures in 2013 are anticipated for the construction of new stores; costs related to new leased stores such as leasehold improvements, fixtures and equipment; the purchase of existing stores; continued investment in our existing store base including our plans to improve the productivity of our legacy stores; our tobacco initiative; transportation and distribution, including a new distribution center that is under construction in Pennsylvania; and also for routine and ongoing capital requirements.

        Included in our 2013 new store growth plans are approximately 20 new Dollar General Market stores and approximately 40 Dollar General Plus stores, which will expand our presence in markets such as California and Nevada. The Market and Plus stores require higher investments than our traditional stores which can vary depending on numbers of coolers, square feet, type of construction and layout. Because we continue to test several different formats, the costs of rolling out these concepts in larger quantities, should we decide to do so, are uncertain at the present time. Any plans to undertake these expenditures would be part of our efforts to improve our infrastructure and increase our cash generated from operating activities.

        Cash flows from financing activities.    In 2012 we repurchased 14.4 million outstanding shares of our common stock at a total cost of $671.4 million, including 11.7 million shares repurchased from Buck Holdings, L.P. In July 2012, we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017. Also in July 2012, we redeemed the remaining aggregate principal amount of our Senior Subordinated Notes at a redemption price of 105.938% of the principal amount thereof, resulting in a cash outflow of $477.5 million. Net borrowings under the ABL Facility were $101.8 million during 2012.

        In July 2011, we redeemed $839.3 million aggregate principal amount of our outstanding senior notes due 2015 at total cost of $883.9 million including associated premiums, and in April 2011, we repurchased in the open market $25.0 million aggregate principal amount of senior notes due 2015 at a total cost of $26.8 million including associated premiums. A portion of the July 2011 redemption of senior notes due 2015 was financed by borrowings under the ABL Facility. Net borrowings under the ABL Facility were $184.7 million during 2011. In December 2011, we repurchased 4.9 million outstanding shares from Buck Holdings, L.P. at a total cost of $185.0 million.

        During 2010, we repurchased $115.0 million principal amount of outstanding senior notes due 2015 at a total cost of $127.5 million including associated premiums. We had no borrowings or repayments under the ABL Facility in 2010.

Accounting Standards

        In February 2013, the Financial Accounting Standards Board issued an accounting standards update which will revise the manner in which entities report amounts reclassified out of other comprehensive income in their financial statements. We are in the process of evaluating this guidance, which will be effective for us in the first quarter of 2013. At the current time, we do not expect this guidance to have a material effect on our consolidated financial statements.

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

        Factors that reduce potential distortion include the use of historical experience in estimating the shrink provision (see discussion below) and an annual LIFO analysis whereby all SKUs are considered for inclusion in the index formulation. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year and are thus subject to adjustment in the final year-end LIFO inventory valuation. We also perform interim inventory analysis for determining obsolete inventory. Our policy is to write down inventory to an LCM value based on various management assumptions including estimated markdowns and sales required to liquidate such inventory in future periods. Inventory is reviewed on a quarterly basis and adjusted to reflect write-downs as appropriate.

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

        Goodwill and Other Intangible Assets.    We amortize intangible assets over their estimated useful lives unless such lives are deemed indefinite. If impairment indicators are noted, amortizable intangible assets are tested for impairment based on projected undiscounted cash flows, and, if impaired, written down to fair value based on either discounted projected cash flows or appraised values. Future cash flow projections are based on management's projections. Significant judgments required in this testing process may include projecting future cash flows, determining appropriate discount rates, correctly applying valuation techniques, correctly computing the implied fair value of goodwill as discussed in greater detail below, and other assumptions. Projections are based on management's best estimates given recent financial performance, market trends, strategic plans and other available information which in recent years have been materially accurate. Although not currently anticipated, changes in these estimates and assumptions could materially affect the determination of fair value or impairment. Future indicators of impairment could result in an asset impairment charge.

        Under accounting standards for goodwill and other indefinite-lived intangible assets, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the asset is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform quantitative impairment tests as discussed further below. Significant judgments required in the analysis of qualitative factors may include determining the appropriate factors to consider, the relative importance of those factors, along with other assumptions.

        We are required to test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if impairment indicators occur. The quantitative goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. If these judgments or assumptions are incorrect or flawed, the analysis could be negatively impacted. The first step of the process consists of estimating the fair value of our reporting unit based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts)

and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an "implied fair value" of goodwill. The determination of the implied fair value of goodwill would require us to allocate the estimated fair value of our reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill, which would be compared to its corresponding carrying value.

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

        Impairment of Long-lived Assets.    We review the carrying value of long-lived assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with accounting standards for impairment or disposal of long-lived assets, we review for impairment stores open for approximately two years or more for which recent cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the estimated undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and are difficult to predict. If our estimates of future cash flows are not materially accurate, our impairment analysis could be impacted accordingly. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's estimated fair value. The fair value is estimated based primarily upon projected future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value in accordance with U.S. GAAP. Although not currently anticipated, changes in these estimates, assumptions or projections could materially affect the determination of fair value or impairment.

        Insurance Liabilities.    We retain a significant portion of the risk for our workers' compensation, employee health, property loss, automobile and general liability. These represent significant costs primarily due to our large employee base and number of stores. Provisions are made for these liabilities on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends, which have been and are anticipated to continue to be materially accurate. If future claim trends deviate from recent historical patterns, or other unanticipated events affect the number and significance of future claims, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

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

        Contingent Liabilities—Legal Matters.    We are subject to legal, regulatory and other proceedings and claims. We establish liabilities as appropriate for these claims and proceedings based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in our financial statements and SEC filings, management's view of our exposure. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss, which includes an analysis of whether such loss estimates are probable, reasonably possible, or remote. We re-evaluate these assessments on a quarterly basis or as new and significant information becomes available to determine whether a liability should be established or if any existing liability should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded liability. In addition, because it is not permissible under U.S. GAAP to establish a litigation liability until the loss is both probable and estimable, in some cases there may be insufficient time to establish a liability prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

        Lease Accounting and Excess Facilities.    Many of our stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of 10-15 years with multiple renewal options. We also have stores subject to shorter-term leases and many of these leases have renewal options. Certain of our stores have provisions for contingent rentals based upon a percentage of defined sales volume. We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We recognize rent expense over the term of the lease. We record minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that we take physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and amortized as a reduction to rent expense over the term of the lease. We reflect as a liability any difference between the calculated expense and the amounts actually paid. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

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

        Our fair value measurements are primarily associated with our derivative financial instruments, intangible assets, debt instruments, and to a lesser degree our investments. The values of our derivative financial instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The application of valuation models involves assumptions such as discounted cash flow analysis and interest rate curves that are judgmental and highly sensitive in the fair value computations. In recent years, these methodologies have produced materially accurate valuations.

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

Interest Rate Risk

        We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our Credit Facilities. As of February 1, 2013, we had variable rate borrowings of $1.964 billion under our Term Loan Facility and $286.5 million under our ABL Facility. In order to mitigate a portion of the variable rate interest exposure under the Credit Facilities, we have entered into various interest rate swaps in recent years.

        Currently, we are counterparty to certain interest rate swaps with a total notional amount of $875.0 million entered into in May 2012 in order to mitigate a portion of the variable rate interest exposure under the Credit Facilities. These swaps are scheduled to mature in May 2015. Under the terms of these agreements we swapped one month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 3.34% on a notional amount of $875.0 million.

        A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Our interest rate swaps qualify for hedge accounting as cash flow hedges. Therefore, changes in market fluctuations related to the effective portion of these cash flow hedges do not impact our pre-tax earnings until the accrued interest is recognized on the derivatives and the associated hedged debt. Based on our variable rate borrowing levels and interest rate swaps outstanding as of February 1, 2013 and February 3, 2012, respectively, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $13.9 million in 2012 and $16.3 million in 2011.

        The conditions and uncertainties in the global credit markets may increase the credit risk of counterparties to our swap agreements. In the event such counterparties fail to perform under our swap agreements and we are unable to enter into new swap agreements on terms favorable to us, our ability to effectively manage our interest rate risk may be materially impaired. We attempt to manage counterparty credit risk by periodically evaluating the financial position and creditworthiness of such counterparties, monitoring the amount for which we are at risk with each counterparty, and where possible, dispersing the risk among multiple counterparties. There can be no assurance that we will manage or mitigate our counterparty credit risk effectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Dollar General Corporation

        We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 1, 2013 and February 3, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended February 1, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries at February 1, 2013 and February 3, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar General Corporation and subsidiaries' internal control over financial reporting as of February 1, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 25, 2013

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 1, 2013	February 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$140,809	$126,126
Merchandise inventories	2,397,175	2,009,206
Prepaid expenses and other current assets	139,129	139,742

Total current assets	2,677,113	2,275,074

Net property and equipment	2,088,665	1,794,960

Goodwill	4,338,589	4,338,589

Other intangible assets, net	1,219,543	1,235,954

Other assets, net	43,772	43,943

Total assets	$10,367,682	$9,688,520

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$892	$590
Accounts payable	1,261,607	1,064,087
Accrued expenses and other	357,438	397,075
Income taxes payable	95,387	44,428
Deferred income taxes	23,223	3,722

Total current liabilities	1,738,547	1,509,902

Long-term obligations	2,771,336	2,617,891

Deferred income taxes	647,070	656,996

Other liabilities	225,399	229,149

Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000 shares authorized	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 327,069 and 338,089 shares issued and outstanding at February 1, 2013 and February 3, 2012, respectively	286,185	295,828
Additional paid-in capital	2,991,351	2,967,027
Retained earnings	1,710,732	1,416,918
Accumulated other comprehensive loss	(2,938)	(5,191)

Total shareholders' equity	4,985,330	4,674,582

Total liabilities and shareholders' equity	$10,367,682	$9,688,520

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
Net sales	$16,022,128	$14,807,188	$13,035,000
Cost of goods sold	10,936,727	10,109,278	8,858,444

Gross profit	5,085,401	4,697,910	4,176,556
Selling, general and administrative expenses	3,430,125	3,207,106	2,902,491

Operating profit	1,655,276	1,490,804	1,274,065
Interest expense	127,926	204,900	273,992
Other (income) expense	29,956	60,615	15,101

Income before income taxes	1,497,394	1,225,289	984,972
Income tax expense	544,732	458,604	357,115

Net income	$952,662	$766,685	$627,857

Earnings per share:
Basic	$2.87	$2.25	$1.84
Diluted	$2.85	$2.22	$1.82
Weighted average shares:
Basic	332,254	341,234	341,047
Diluted	334,469	345,117	344,800

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
Net income	$952,662	$766,685	$627,857
Unrealized net gain on hedged transactions, net of related income tax expense of $1,448, $9,692 and $9,406, respectively	2,253	15,105	13,871

Comprehensive income	$954,915	$781,790	$641,728

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands except per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances, January 29, 2010	340,586	$298,013	$2,941,863	$203,075	$(34,167)	$3,408,784
Net income	—	—	—	627,857	—	627,857
Unrealized net gain on hedged transactions	—	—	—	—	13,871	13,871
Share-based compensation expense	—	—	12,805	—	—	12,805
Tax benefit from stock option exercises	—	—	10,110	—	—	10,110
Issuance of common stock under stock incentive plans	93	82	1,943	—	—	2,025
Exercise of stock options	872	763	(12,054)	—	—	(11,291)
Other equity transactions	(44)	(39)	(490)	—	—	(529)

Balances, January 28, 2011	341,507	$298,819	$2,954,177	$830,932	$(20,296)	$4,063,632
Net income	—	—	—	766,685	—	766,685
Unrealized net gain on hedged transactions	—	—	—	—	15,105	15,105
Share-based compensation expense	—	—	15,250	—	—	15,250
Repurchases of common stock	(4,960)	(4,340)	(1,558)	(180,699)	—	(186,597)
Tax benefit from stock option exercises	—	—	27,727	—	—	27,727
Exercise of stock options	1,534	1,342	(28,734)	—	—	(27,392)
Other equity transactions	8	7	165	—	—	172

Balances, February 3, 2012	338,089	$295,828	$2,967,027	$1,416,918	$(5,191)	$4,674,582
Net income	—	—	—	952,662	—	952,662
Unrealized net gain on hedged transactions	—	—	—	—	2,253	2,253
Share-based compensation expense	—	—	21,664	—	—	21,664
Repurchases of common stock	(14,394)	(12,595)	(16)	(658,848)	—	(671,459)
Tax benefit from stock option exercises	—	—	77,020	—	—	77,020
Exercise of stock options	3,048	2,667	(75,787)	—	—	(73,120)
Other equity transactions	326	285	1,443	—	—	1,728

Balances, February 1, 2013	327,069	$286,185	$2,991,351	$1,710,732	$(2,938)	$4,985,330

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	February 1, 2013	February 3, 2012	January 28, 2011
Cash flows from operating activities:
Net income	$952,662	$766,685	$627,857
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	302,911	275,408	254,927
Deferred income taxes	(2,605)	10,232	50,985
Tax benefit of stock options	(87,752)	(33,102)	(13,905)
Loss on debt retirement, net	30,620	60,303	14,576
Noncash share-based compensation	21,664	15,250	15,956
Other noncash gains and losses	6,774	54,190	13,549
Change in operating assets and liabilities:
Merchandise inventories	(391,409)	(291,492)	(251,809)
Prepaid expenses and other current assets	5,553	(34,554)	(10,157)
Accounts payable	194,035	104,442	123,424
Accrued expenses and other liabilities	(36,741)	71,763	(42,428)
Income taxes	138,711	51,550	42,903
Other	(3,071)	(195)	(1,194)

Net cash provided by (used in) operating activities	1,131,352	1,050,480	824,684

Cash flows from investing activities:
Purchases of property and equipment	(571,596)	(514,861)	(420,395)
Proceeds from sales of property and equipment	1,760	1,026	1,448

Net cash provided by (used in) investing activities	(569,836)	(513,835)	(418,947)

Cash flows from financing activities:
Issuance of long-term obligations	500,000	—	—
Repayments of long-term obligations	(478,255)	(911,951)	(131,180)
Borrowings under revolving credit facility	2,286,700	1,157,800	—
Repayments of borrowings under revolving credit facility	(2,184,900)	(973,100)	—
Debt issuance costs	(15,278)	—	—
Repurchases of common stock	(671,459)	(186,597)	—
Other equity transactions, net of employee taxes paid	(71,393)	(27,219)	(13,092)
Tax benefit of stock options	87,752	33,102	13,905

Net cash provided by (used in) financing activities	(546,833)	(907,965)	(130,367)

Net increase (decrease) in cash and cash equivalents	14,683	(371,320)	275,370
Cash and cash equivalents, beginning of year	126,126	497,446	222,076

Cash and cash equivalents, end of year	$140,809	$126,126	$497,446

Supplemental cash flow information:
Cash paid for:
Interest	$121,712	$209,351	$244,752
Income taxes	422,333	382,294	314,123
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$39,147	$35,662	$29,658
Purchases of property and equipment under capital lease obligations	$3,440	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and accounting policies

Basis of presentation

        These notes contain references to the years 2012, 2011 and 2010, which represent fiscal years ended February 1, 2013, February 3, 2012, and January 28, 2011, respectively. The Company's fiscal year ends on the Friday closest to January 31. 2012 and 2010 were 52-week accounting periods, while 2011 was a 53-week accounting period. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

Business description

        The Company sells general merchandise on a retail basis through 10,506 stores (as of February 1, 2013) in 40 states covering most of the southern, southwestern, midwestern and eastern United States. The Company owns distribution centers ("DCs") in Scottsville, Kentucky; South Boston, Virginia; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina; Marion, Indiana, and Bessemer, Alabama, and leases DCs in Ardmore, Oklahoma; Fulton, Missouri; Indianola, Mississippi; and Lebec, California.

        The Company purchases its merchandise from a wide variety of suppliers. Approximately 8% and 7% of the Company's purchases in 2012 were made from the Company's largest and second largest suppliers, respectively.

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

        Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $45.2 million and $38.7 million at February 1, 2013 and February 3, 2012, respectively.

        At February 1, 2013, the Company maintained cash balances to meet a $20 million minimum threshold set by insurance regulators, as further described below under "Insurance liabilities."

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

        For the years ended February 1, 2013, February 3, 2012, and January 28, 2011, gross realized gains and losses on the sales of available-for-sale securities were not material. The cost of securities sold is based upon the specific identification method.

Merchandise inventories

        Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out ("LIFO") method as this method results in a better matching of costs and revenues. Under the Company's retail inventory method ("RIM"), the calculation of gross profit and the resulting valuation of inventories at cost are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales at a department level. Costs directly associated with warehousing and distribution are capitalized into inventory. The excess of current cost over LIFO cost was approximately $101.9 million and $100.5 million at February 1, 2013 and February 3, 2012, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision of $1.4 million in 2012, $47.7 million in 2011, and $5.3 million in 2010.

        The 2011 LIFO provision was impacted by increased commodity costs related to food, housewares and apparel products which were driven by increases in cotton, sugar, coffee, groundnut, resin, petroleum and other raw material commodity costs. These costs were relatively stable in 2012 and 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Property and equipment

        In 2007, as the result of a merger transaction, the Company's property and equipment was recorded at estimated fair values. Property and equipment acquired subsequent to the merger has been recorded at cost. The Company's property and equipment is summarized as follows:

(In thousands)	February 1, 2013	February 3, 2012
Land and land improvements	$257,695	$204,562
Buildings	773,835	622,849
Leasehold improvements	279,351	213,852
Furniture, fixtures and equipment	1,828,573	1,500,268
Construction in progress	87,444	139,454

	3,226,898	2,680,985
Less accumulated depreciation and amortization	1,138,233	886,025

Net property and equipment	$2,088,665	$1,794,960

        The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives (in years):

Land improvements	20
Buildings	39 - 40
Leasehold improvements	(a)
Furniture, fixtures and equipment	3 - 10

(a)
amortized over the lesser of the life of the applicable lease term or the estimated useful life of the asset

        Depreciation expense related to property and equipment was approximately $277.2 million, $243.7 million and $215.7 million for 2012, 2011 and 2010. Amortization of capital lease assets is included in depreciation expense. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $0.6 million and $1.5 million were capitalized in 2012 and 2011. No interest costs were capitalized in 2010.

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

        The Company recorded impairment charges included in SG&A expense of approximately $2.7 million in 2012, $1.0 million in 2011 and $1.7 million in 2010, to reduce the carrying value of certain of its stores' assets. Such action was deemed necessary based on the Company's evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in negative current and projected future cash flows at these locations.

Goodwill and other intangible assets

        The Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite. Goodwill and other intangible assets are tested for impairment when indicators of impairment are present. Quantitative impairment tests for indefinite-lived intangible assets are based on undiscounted cash flows, and if impaired, the associated assets must be written down to fair value based on either discounted cash flows or appraised values.

        In accordance with accounting standards for goodwill and indefinite-lived intangible assets, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill or an indefinite-lived intangible asset is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test.

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

Other assets

        Noncurrent Other assets consist primarily of qualifying prepaid expenses, debt issuance costs which are amortized over the life of the related obligations, deferred compensation obligations, and utility and security deposits.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Accrued expenses and other liabilities

        Accrued expenses and other consist of the following:

(In thousands)	February 1, 2013	February 3, 2012
Compensation and benefits	$76,981	$76,989
Insurance	86,189	78,235
Taxes (other than taxes on income)	89,329	107,953
Other	104,939	133,898

	$357,438	$397,075

        Other accrued expenses primarily include the current portion of liabilities for legal settlements, freight expense, contingent rent expense, utilities, derivatives, and common area and other maintenance charges.

Insurance liabilities

        The Company retains a significant portion of risk for its workers' compensation, employee health, general liability, property and automobile claim exposures. Accordingly, provisions are made for the Company's estimates of such risks. The undiscounted future claim costs for the workers' compensation, general liability, and health claim risks are derived using actuarial methods. To the extent that subsequent claim costs vary from those estimates, future results of operations will be affected. Ashley River Insurance Company ("ARIC"), a South Carolina-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers' compensation and non-property general liability exposures. Pursuant to South Carolina insurance regulations, ARIC is required to maintain certain levels of cash and cash equivalents related to its self-insured exposures. ARIC currently insures no unrelated third-party risk.

        The Company's policy is to record self-insurance reserves on an undiscounted basis, except for reserves assumed in a business combination.

Operating leases and related liabilities

        Rent expense is recognized over the term of the lease. The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. Any difference between the calculated expense and the amounts actually paid are reflected as a liability, with the current portion in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $43.6 million and $31.3 million at February 1, 2013 and February 3, 2012, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

        The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable, in accordance with applicable accounting standards for contingent rent. The amount expensed but not paid as of February 1, 2013 and February 3, 2012 was approximately $7.7 million and $9.4 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets.

Other liabilities

        Noncurrent Other liabilities consist of the following:

(In thousands)	February 1, 2013	February 3, 2012
Compensation and benefits	$18,404	$17,570
Insurance	137,451	137,891
Income tax related reserves	23,383	41,130
Other	46,161	32,558

	$225,399	$229,149

        Amounts reflected as "other" in the table above consist primarily of deferred rent and derivative liabilities.

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

        In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. However, the CVAs associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of February 1, 2013, the Company has assessed the significance of the impact of the CVAs on the overall valuation of its derivative positions and has determined that the CVAs are not significant to the overall valuation of its derivatives. Based on the Company's review of the CVAs by counterparty portfolio, the Company has determined that the CVAs are not significant to the overall portfolio valuations, as the CVAs are deemed to be immaterial in terms of basis points and are a very small percentage of the aggregate notional value. Although some of the CVAs as a percentage of termination value appear to be more significant, primary emphasis was placed on a review of the CVA in basis points and the percentage of the notional value. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

        The Company's derivative financial instruments, in the form of interest rate swaps at February 1, 2013, are related to variable interest rate risk exposures associated with the Company's long-term debt and were entered into in an effort to manage that risk. The counterparties to the Company's derivative agreements are all major international financial institutions. The Company continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.

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

        The Company recognizes gift card sales revenue at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards was approximately $3.6 million and $2.9 million at February 1, 2013 and February 3, 2012, respectively, and is recorded in Accrued expenses and other liabilities. Through February 1, 2013, the Company has not recorded any breakage income related to its gift card program.

Advertising costs

        Advertising costs are expensed upon performance, "first showing" or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $61.7 million, $50.4 million and $46.9 million in 2012, 2011 and 2010, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in-store signage, and costs associated with the sponsorships of certain automobile racing activities. Vendor funding for cooperative advertising offset reported expenses by $23.6 million, $20.8 million and $14.2 million in 2012, 2011 and 2010, respectively.

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

        The Company calculates compensation expense for nonvested restricted stock, share units and similar awards as the difference between the market price of the underlying stock on the grant date and the purchase price, if any. Such expense is recognized on a straight-line basis for graded awards or an accelerated basis for performance awards over the period in which the recipient earns the awards.

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

        Income tax reserves are determined using a methodology which requires companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company's determinations and estimates prove to be inaccurate, the resulting adjustments could be material to the Company's future financial results.

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Accounting standards

        In July 2012, the Financial Accounting Standards Board (FASB) issued new accounting guidance relating to impairment testing for indefinite-lived intangible assets, as discussed in greater detail above under "Goodwill and other intangible assets." This guidance is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted this guidance in the third quarter of 2012 and it did not have a material impact on its consolidated financial statements.

        In June 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new standard removes the presentation options in current guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or separate but consecutive statements. The Company adopted this guidance in 2012 in the form of separate but consecutive statements, and it did not have a material effect on its consolidated financial statements.

Reclassifications

        Certain reclassifications of the 2011 and 2010 amounts have been made to conform to the 2012 presentation.

2. Common stock transactions

        On August 29, 2012, the Company's Board of Directors authorized a $500 million common stock repurchase program, of which $143.6 million remained available for repurchase as of February 1, 2013. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions, which could include repurchases from Buck Holdings, L.P., a Delaware limited partnership controlled by KKR and Goldman Sachs and Co., or other related parties if appropriate. The timing and number of shares purchased will depend on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings under the Company's senior secured asset-based revolving credit facility, which is discussed in further detail in Note 6.

        On November 30, 2011, the Company's Board of Directors authorized a $500 million common stock repurchase program, which was completed during 2012 as discussed below. The repurchase authorization had terms similar to the August 2012 authorization.

        During the year ended February 1, 2013, the Company repurchased approximately 7.1 million shares under the November 2011 authorization at a total cost of $315.0 million, including approximately 6.8 million shares purchased from Buck Holdings, L.P. for an aggregate purchase price of $300.0 million, and approximately 7.3 million shares under the August 2012 authorization at a total cost of $356.4 million, including approximately 4.9 million shares purchased from Buck Holdings, L.P. for an aggregate purchase price of $250.0 million. During the year ended February 3, 2012, the Company repurchased approximately 4.9 million shares under the November 2011 authorization from Buck Holdings, L.P. at a total cost of $185.0 million.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Goodwill and other intangible assets

        As of February 1, 2013 and February 3, 2012, the balances of the Company's intangible assets were as follows:

		As of February 1, 2013
(In thousands)	Remaining Life	Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589

Other intangible assets:
Leasehold interests	1 to 10 years	$106,917	$87,074	$19,843
Trade names and trademarks	Indefinite	1,199,700	—	1,199,700

		$1,306,617	$87,074	$1,219,543

		As of February 3, 2012
(In thousands)	Remaining Life	Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589

Other intangible assets:
Leasehold interests	1 to 11 years	$122,169	$85,415	$36,754
Trade names and trademarks	Indefinite	1,199,200	—	1,199,200

		$1,321,369	$85,415	$1,235,954

        The Company recorded amortization expense related to amortizable intangible assets for 2012, 2011 and 2010 of $16.9 million, $21.0 million and $27.4 million, respectively, (all of which is included in rent expense, with the exception of internally developed software amortization of $1.7 million in 2010). Expected future cash flows associated with the Company's intangible assets are not expected to be materially affected by the Company's intent or ability to renew or extend the arrangements. The Company's goodwill balance is not expected to be deductible for tax purposes.

        For intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2013—$11.9 million, 2014—$5.8 million, 2015—$0.9 million, 2016—$0.3 million and 2017—$0.2 million.

4. Earnings per share

        Earnings per share is computed as follows (in thousands except per share data):

	2012
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$952,662	332,254	$2.87
Effect of dilutive share-based awards		2,215

Diluted earnings per share	$952,662	334,469	$2.85

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

        Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.8 million, zero and 0.4 million in 2012, 2011 and 2010, respectively.

5. Income taxes

        The provision (benefit) for income taxes consists of the following:

(In thousands)	2012	2011	2010
Current:
Federal	$457,370	$385,277	$273,005
Foreign	1,209	1,449	1,269
State	78,025	56,272	28,062

	536,604	442,998	302,336

Deferred:
Federal	9,734	8,313	42,024
State	(1,606)	7,293	12,755

	8,128	15,606	54,779

	$544,732	$458,604	$357,115

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes (Continued)

        A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2012		2011		2010
U.S. federal statutory rate on earnings before income taxes	$524,088	35.0%	$428,851	35.0%	$344,740	35.0%
State income taxes, net of federal income tax benefit	52,713	3.5	42,774	3.5	26,877	2.7
Jobs credits, net of federal income taxes	(16,062)	(1.1)	(15,153)	(1.2)	(8,845)	(0.9)
Increase (decrease) in valuation allowances	(3,050)	(0.2)	(2,202)	(0.2)	(1,003)	(0.1)
Income tax related interest expense (benefit), net of federal income taxes	(476)	—	(121)	—	(5,004)	(0.5)
Reduction in income tax reserves due to favorable examination resolutions	(13,676)	(0.9)	—	—	—	—
Other, net	1,195	0.1	4,455	0.3	350	0.1

	$544,732	36.4%	$458,604	37.4%	$357,115	36.3%

        The 2012 effective tax rate was an expense of 36.4%. This expense was greater than the federal statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2012 effective tax rate of 36.4% was lower than the 2011 rate of 37.4% due to the favorable resolution of a federal income tax examination during 2012.

        The 2011 effective tax rate was an expense of 37.4%. This expense was greater than the federal statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2011 effective rate was greater than the 2010 rate of 36.3% primarily due to the effective resolution of various examinations by the taxing authorities in 2010 that did not reoccur, to the same extent, in 2011. These factors resulted in rate increases in 2011, as compared to 2010, associated with state income taxes and income tax related interest expense. Increases in federal jobs related tax credits, primarily due to the Hire Act's Retention Credit, reduced the effective rate in 2011 as compared to 2010. The Retention Credit applies only to 2011.

        The 2010 effective tax rate was an expense of 36.3%. This expense was greater than the federal statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes (Continued)

        Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

(In thousands)	February 1, 2013	February 3, 2012
Deferred tax assets:
Deferred compensation expense	$9,276	$7,851
Accrued expenses and other	5,727	6,735
Accrued rent	15,450	11,125
Accrued insurance	72,442	70,180
Accrued bonuses	15,399	16,686
Interest rate hedges	1,883	4,479
Tax benefit of income tax and interest reserves related to uncertain tax positions	2,696	2,690
Other	13,914	16,010
State tax net operating loss carry forwards, net of federal tax	645	33
State tax credit carry forwards, net of federal tax	8,925	10,628

	146,357	146,417
Less valuation allowances	(1,830)	(4,881)

Total deferred tax assets	144,527	141,536

Deferred tax liabilities:
Property and equipment	(294,204)	(287,447)
Inventories	(67,246)	(49,345)
Trademarks	(435,529)	(435,611)
Amortizable assets	(6,809)	(13,234)
Bonus related tax method change	(6,534)	(13,078)
Other	(4,498)	(3,539)

Total deferred tax liabilities	(814,820)	(802,254)

Net deferred tax liabilities	$(670,293)	$(660,718)

        Net deferred tax liabilities are reflected separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred tax liabilities as recorded in the consolidated balance sheets:

(In thousands)	February 1, 2013	February 3, 2012
Current deferred income tax liabilities, net	$(23,223)	$(3,722)
Noncurrent deferred income tax liabilities, net	(647,070)	(656,996)

Net deferred tax liabilities	$(670,293)	$(660,718)

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes (Continued)

        The Company has state net operating loss carry forwards as of February 1, 2013 that total approximately $7.3 million which will expire in 2028. The Company also has state tax credit carry forwards of approximately $14.0 million that will expire beginning in 2021 through 2023.

        The valuation allowance has been provided for state tax credit carry forwards and federal capital losses. The 2012, 2011, and 2010 decreases of $3.1 million, $2.2 million and $1.0 million, respectively, were recorded as a reduction in income tax expense. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

        The Internal Revenue Service ("IRS") has completed its examination of the Company's federal income tax returns for fiscal years 2006, 2007, and 2008. As a result, the 2008 and earlier tax years are not open for examination by the IRS. The IRS, at its discretion, may choose to examine the Company's 2009, 2010, or 2011 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company's 2009 and later tax years remain open for examination by the various state taxing authorities.

        As of February 1, 2013, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $22.2 million, $2.3 million and $0.4 million, respectively, for a total of $24.9 million. Of this amount, $1.5 million and $23.4 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the consolidated balance sheet.

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

        The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $15.4 million in the coming twelve months principally as a result of the expiration of the statute of limitations. Also, as of February 1, 2013, approximately $22.2 million of the uncertain tax positions would impact the Company's effective income tax rate if the Company were to recognize the tax benefit for these positions.

        The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2012	2011	2010
Income tax expense (benefit)	$(16,119)	$97	$(12,000)
Income tax related interest expense (benefit)	344	968	(5,800)
Income tax related penalty expense (benefit)	(200)	63	(700)

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes (Continued)

        A reconciliation of the uncertain income tax positions from January 29, 2010 through February 1, 2013 is as follows:

(In thousands)	2012	2011	2010
Beginning balance	$42,018	$26,429	$67,636
Increases—tax positions taken in the current year	2,114	125	125
Increases—tax positions taken in prior years	1,144	15,840	—
Decreases—tax positions taken in prior years	(22,669)	—	(36,973)
Statute expirations	(166)	(376)	(1,570)
Settlements	(204)	—	(2,789)

Ending balance	$22,237	$42,018	$26,429

6. Current and long-term obligations

        Current and long-term obligations consist of the following:

(In thousands)	February 1, 2013	February 3, 2012
Senior secured term loan facility:
Maturity July 6, 2014	$1,083,800	$1,963,500
Maturity July 6, 2017	879,700	—
ABL Facility, maturity July 6, 2014 and July 6, 2013, respectively	286,500	184,700
4 1/8% Senior Notes due July 15, 2017	500,000	—
11 7/8%/12 5/8% Senior Subordinated Notes due July 15, 2017	—	450,697
Capital lease obligations	7,733	5,089
Tax increment financing due February 1, 2035	14,495	14,495

	2,772,228	2,618,481
Less: current portion	(892)	(590)

Long-term portion	$2,771,336	$2,617,891

        As of February 1, 2013 the Company has senior secured credit agreements (the "Credit Facilities") which provide total financing of $3.16 billion, consisting of a senior secured term loan facility ("Term Loan Facility"), and a senior secured asset-based revolving credit facility ("ABL Facility").

        On March 15, 2012, the ABL Facility was amended and restated. The maturity date was extended by a year to July 6, 2014 and the total commitment was increased to $1.2 billion (of which up to $350.0 million is available for letters of credit), subject to borrowing base availability. The Company capitalized $2.7 million of debt issue costs, and incurred a pretax loss of $1.6 million for the write off of a portion of existing debt issue costs associated with the amendment, which is reflected in Other (income) expense in the consolidated statement of income for the year ended February 1, 2013.

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

        On October 9, 2012, the Credit Facilities were further amended to add additional capacity for the Company to repurchase, redeem or otherwise acquire shares of its capital stock, not to exceed $250.0 million. The Company incurred a fee of $1.7 million associated with these amendments which is included in Other (income) expense in the consolidated statement of income for the year ended February 1, 2013. The Company was reimbursed for these fees as further discussed in Note 12.

        Borrowings under the Credit Facilities bear interest at a rate equal to an applicable margin plus, at the Company's option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of February 1, 2013 and February 3, 2012 was (i) under the Term Loan, 2.75% for LIBOR borrowings and 1.75% for base-rate borrowings and (ii) under the ABL Facility, 1.50% for LIBOR borrowings and 0.50% for base-rate borrowings. At February 3, 2012, prior to the amendment discussed above, the ABL Facility also had a "last out" tranche of $101.0 million for which the applicable margin was 2.25% for LIBOR borrowings and 1.25% for base rate borrowings. The applicable margins for borrowings under the ABL Facility are subject to adjustment each quarter based on average daily excess availability under the ABL Facility. The Company also must pay customary letter of credit fees. The interest rate for borrowings under the Term Loan Facility was 3.0% and 3.1% (without giving effect to the interest rate swaps discussed in Note 8), as of February 1, 2013 and February 3, 2012, respectively.

        The senior secured credit agreement for the Term Loan Facility requires the Company to prepay outstanding term loans, subject to certain exceptions, with percentages of excess cash flow, proceeds of non-ordinary course asset sales or dispositions of property, and proceeds of incurrences of certain debt. In addition, the senior secured credit agreement for the ABL Facility requires the Company to prepay the ABL Facility, subject to certain exceptions, with proceeds of non-ordinary course asset sales or dispositions of property and any borrowings in excess of the then current borrowing base. The Term Loan Facility can be prepaid in whole or in part at any time. No prepayments have been required under the prepayment provisions listed above through February 1, 2013.

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Current and long-term obligations (Continued)

        As of February 1, 2013 and February 3, 2012, the respective letter of credit amounts related to the ABL Facility were $40.1 million and $38.4 million, and borrowing availability under the ABL Facility was $873.4 million and $807.9 million, respectively.

        On July 12, 2012, the Company issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the "Senior Notes") which mature on July 15, 2017, pursuant to an indenture dated as of July 12, 2012 (the "Senior Indenture"). The Company capitalized $7.3 million of debt issue costs associated with the Senior Notes.

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

        Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder's Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

        The Senior Indenture contains covenants limiting, among other things, the ability of the Company and its restricted subsidiaries to (subject to certain exceptions): consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets; and incur or guarantee indebtedness secured by liens on any shares of voting stock of significant subsidiaries.

        The Senior Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.

        On July 15, 2012, the Company redeemed the entire $450.7 million outstanding aggregate principal amount of its 11.875%/12.625% Senior Subordinated Notes due 2017 (the "Senior Subordinated Notes") at a premium. The pretax loss on this transaction of $29.0 million is reflected in Other (income) expense in the consolidated statement of income for the year ended February 1, 2013. The Company funded the redemption price for the Senior Subordinated Notes with proceeds from the issuance of the Senior Notes.

        In April and July 2011, the Company repurchased or redeemed all $864.3 million outstanding aggregate principal amount of its 10.625% senior notes due 2015 at a premium. The Company funded the redemption price for the senior notes due 2015 with cash on hand and borrowings under the ABL Facility. The 2011 redemption and repurchase resulted in pretax losses totaling $60.3 million, which is reflected in Other (income) expense in the consolidated statement of income for the year ended February 3, 2012.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Current and long-term obligations (Continued)

        Scheduled debt maturities, including capital lease obligations, for the Company's fiscal years listed below are as follows (in thousands): 2013—$892; 2014—$1,371,266; 2015—$1,158; 2016—$1,379; 2017—$1,380,990; thereafter—$16,543.

7. Assets and liabilities measured at fair value

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of February 1, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 1, 2013
Assets:
Trading securities(a)	$5,586	$—	$—	$5,586
Liabilities:
Long-term obligations(b)	2,780,563	22,228	—	2,802,791
Derivative financial instruments(c)	—	4,822	—	4,822
Deferred compensation(d)	22,689	—	—	22,689

(a)
Reflected at fair value in the consolidated balance sheet as Prepaid expenses and other current assets of $4,285 and Other assets, net of $1,301.

(b)
Reflected at book value in the consolidated balance sheet as Current portion of long-term obligations of $892 and Long-term obligations of $2,771,336.

(c)
Reflected at fair value in the consolidated balance sheet as noncurrent Other liabilities.

(d)
Reflected at fair value in the consolidated balance sheet as Accrued expenses and other current liabilities of $4,285 and noncurrent Other liabilities of $18,404.

        The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of February 1, 2013.

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as "OCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These transactions represent the only amounts reflected in Accumulated other comprehensive income (loss) in the consolidated statements of shareholders' equity. During the years ended February 1, 2013, February 3, 2012 and January 28, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

        As of February 1, 2013, the Company had three interest rate swaps with a combined notional value of $875 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 52-week period, the Company estimates that an additional $3.1 million will be reclassified as an increase to interest expense for all of its interest rate swaps.

Non-designated hedges of commodity risk

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of February 1, 2013, the Company had no such non-designated hedges.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative financial instruments (Continued)

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of February 1, 2013 and February 3, 2012:

(in thousands)	February 1, 2013	February 3, 2012
Derivatives Designated as Hedging Instruments
Interest rate swaps classified in current liabilities as Accrued expenses and other	$—	$10,820
Interest rate swaps classified in noncurrent liabilities as Other liabilities	$4,822	$—

        The tables below present the pre-tax effect of the Company's derivative financial instruments as reflected in the consolidated statements of comprehensive income and shareholders' equity, as applicable:

(in thousands)	2012	2011	2010
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in OCI	$9,626	$3,836	$19,717
Loss related to effective portion of derivative reclassified from Accumulated OCI to Interest expense	$13,327	$28,633	$42,994
(Gain) loss related to ineffective portion of derivative recognized in Other (income) expense	$(2,392)	$312	$526

Credit-risk-related contingent features

        The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness.

        As of February 1, 2013, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $5.0 million. If the Company had breached any of these provisions at February 1, 2013, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $5.0 million. As of February 1, 2013, the Company had not breached any of these provisions or posted any collateral related to these agreements.

9. Commitments and contingencies

Leases

        As of February 1, 2013, the Company was committed under operating lease agreements for most of its retail stores. Many of the Company's stores are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of 10-15 years with multiple renewal options. The Company also has stores subject to shorter-term leases and many of these leases have renewal options. Certain of the Company's leased stores have provisions for contingent rentals based upon a specified percentage of defined sales volume.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

        The land and buildings of the Company's DCs in Fulton, Missouri and Indianola, Mississippi are subject to operating lease agreements and the leased Ardmore, Oklahoma DC is subject to a financing arrangement. The entities involved in the ownership structure underlying these leases meet the accounting definition of a Variable Interest Entity ("VIE"). The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements. Certain leases contain restrictive covenants. As of February 1, 2013, the Company is not aware of any material violations of such covenants.

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

        Future minimum payments as of February 1, 2013 for operating leases are as follows:

(In thousands)
2013	$611,595
2014	568,029
2015	509,684
2016	452,756
2017	399,708
Thereafter	1,993,446

Total minimum payments	$4,535,218

        Total minimum payments for capital leases as of February 1, 2013 were $10.1 million, with a present value of $7.7 million at an effective interest rate of approximately 6.2% at February 1, 2013. The gross amount of property and equipment recorded under capital leases and financing obligations at February 1, 2013 and at February 3, 2012, was $29.8 million and $29.0 million, respectively. Accumulated depreciation on property and equipment under capital leases and financing obligations at February 1, 2013 and February 3, 2012, was $6.9 million and $7.3 million, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

        Rent expense under all operating leases is as follows:

(In thousands)	2012	2011	2010
Minimum rentals(a)	$599,138	$525,486	$471,402
Contingent rentals	15,150	16,856	17,882

	$614,288	$542,342	$489,284

(a)
Excludes amortization of leasehold interests of $16.9 million, $21.0 million and $25.7 million included in rent expense for the years ended February 1, 2013, February 3, 2012, and January 28, 2011, respectively.

Legal proceedings

        On August 7, 2006, a lawsuit entitled Cynthia Richter, et al. v. Dolgencorp, Inc., et al. was filed in the United States District Court for the Northern District of Alabama (Case No. 7:06-cv-01537-LSC) ("Richter") in which the plaintiff alleges that she and other current and former Dollar General store managers were improperly classified as exempt executive employees under the Fair Labor Standards Act ("FLSA") and seeks to recover overtime pay, liquidated damages, and attorneys' fees and costs. On August 15, 2006, the Richter plaintiff filed a motion in which she asked the court to certify a nationwide class of current and former store managers. The Company opposed the plaintiff's motion. On March 23, 2007, the court conditionally certified a nationwide class. On December 2, 2009, notice was mailed to over 28,000 current or former Dollar General store managers. Approximately 3,950 individuals opted into the lawsuit, approximately 1,000 of whom have been dismissed for various reasons, including failure to cooperate in discovery.

        On April 2, 2012, the Company moved to decertify the class. The plaintiff's response to that motion was filed on May 9, 2012.

        On October 22, 2012, the court entered a Memorandum Opinion granting the Company's decertification motion. On December 19, 2012, the court entered an Order decertifying the matter and stating that a separate Order would be entered regarding the opt-in plaintiffs' rights and Cynthia Richter's individual claims. To date, the court has not entered such an Order.

        The parties agreed to mediate the matter, and the court informally stayed the action pending the results of the mediation. A mediation was conducted on January 11, 2013, at which time the parties were unable to reach an agreement. The parties anticipate that a second mediation will be conducted in April 2013. If the parties ultimately are unable to resolve the matter, plaintiff has indicated her intention to appeal the decertification to the United States Court of Appeals for the Eleventh Circuit.

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

        On March 7, 2006, a complaint was filed in the United States District Court for the Northern District of Alabama (Janet Calvert v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH ("Calvert")), in which the plaintiff, a former store manager, alleged that she was paid less than male store managers because of her sex, in violation of the Equal Pay Act and Title VII of the Civil Rights Act of 1964, as amended ("Title VII") (now captioned, Wanda Womack, et al. v. Dolgencorp, Inc., Case No. 2:06-cv-00465-VEH). The complaint subsequently was amended to include additional plaintiffs, who also allege to have been paid less than males because of their sex, and to add allegations that the Company's compensation practices disparately impact females. Under the amended complaint, plaintiffs sought to proceed collectively under the Equal Pay Act and as a class under Title VII, and requested back wages, injunctive and declaratory relief, liquidated damages, punitive damages and attorneys' fees and costs.

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

        The parties agreed to mediate, and the court stayed the action pending the results of the mediation. The mediation occurred in March and April, 2011, at which time the Company reached an agreement in principle to settle the matter on behalf of the entire putative class. The proposed settlement, which received final approval from the court on July 23, 2012, provides for both monetary and equitable relief. Under the approved terms, $3.25 million was paid for plaintiffs' legal fees and costs and $15.5 million was paid into a fund for the class members that will be apportioned and paid out to individual members (less certain administrative expenses and an additional $3 million in attorneys' fees approved by the court on October 24, 2012). Of the total $18.75 million, the Company's Employment Practices Liability Insurance ("EPLI") carrier paid approximately $15.9 million in the first quarter of 2012 to a third party claims administrator to disburse the funds, per the settlement terms, to claimants and counsel in accordance with the court's orders, which represented the balance remaining of the $20 million EPLI policy covering the claims. The Company paid approximately $2.8 million to the third party claims administrator. In addition, the Company agreed to make, and, effective April 1, 2012, has made, certain adjustments to its pay setting policies and procedures for new store managers. Because it deemed settlement probable and estimable, the Company accrued for the net settlement as well as for certain additional anticipated fees related thereto during the first quarter of 2011, and concurrently recorded a receivable of approximately $15.9 million from its EPLI carrier. Due to the

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

payments described above, the accrual and receivable were each relieved during the first quarter of 2012.

        On April 9, 2012, the Company was served with a lawsuit filed in the United States District Court for the Eastern District of Virginia entitled Jonathan Marcum v. Dolgencorp. Inc. (Civil Action No. 3:12-cv-00108-JRS) in which the plaintiffs, one of whose conditional offer of employment was rescinded, allege that certain of the Company's background check procedures violate the Fair Credit Reporting Act ("FCRA"). Plaintiff Marcum also alleges defamation. According to the complaint and subsequently filed first and amended complaints, the plaintiff seeks to represent a putative class of applicants in connection with his FCRA claims. The Company filed its response to the original complaint in June 2012 and moved to dismiss certain allegations contained in the amended complaint in November 2012. That motion remains pending. The plaintiff's certification motion is currently due to be filed on or before April 5, 2013.

        The parties agreed to mediate, and mediation was conducted on January 15, 2013. Although the mediation was unsuccessful, the parties have continued informally to discuss potential resolution of this matter. The Company's Employment Practices Liability Insurance ("EPLI") carrier has been placed on notice of this matter and participated in the mediation and the informal settlement discussions. The EPLI Policy covering this matter has a $2 million self-insured retention.

        At this time, it is not possible to predict whether the court ultimately will permit the action to proceed as a class under the FCRA. Although the Company intends to vigorously defend the action, no assurances can be given that it will be successful in the defense on the merits or otherwise. At this stage in the proceedings, the Company cannot estimate either the size of any potential class or the value of the claims raised by the plaintiff. Based on settlement discussions and given the Company's EPLI coverage, the Company believes that it is likely to expend the balance of its self-insured retention in settlement of this litigation or otherwise and, therefore, has accrued $1.8 million, an amount that is immaterial to the Company's financial statements taken as a whole.

        In September 2011, the Chicago Regional Office of the United States Equal Employment Opportunity Commission ("EEOC" or "Commission") notified the Company of a cause finding related to the Company's criminal background check policy. The cause finding alleges that Dollar General's criminal background check policy, which excludes from employment individuals with certain criminal convictions for specified periods, has a disparate impact on African-American candidates and employees in violation of Title VII of the Civil Rights Act of 1964, as amended.

        The Company and the EEOC engaged in the statutorily required conciliation process, and despite the Company's good faith efforts to resolve the matter, the Commission notified the Company on July 26, 2012 of its view that conciliation had failed. Based on the Commission's course of conduct, the Company believes that litigation may ensue; however, no suit has been filed to date.

        The Company believes that its criminal background check process is both lawful and necessary to a safe environment for its employees and customers and the protection of its assets and shareholders' investments. The Company also does not believe that this matter would be amenable to class or similar treatment; however, because at this time the Company cannot estimate or determine the form that any ultimate litigation would take, the size of any putative class or the damages or other recoveries that would be sought, it cannot estimate the potential exposure. If the matter were to proceed successfully

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

as a class or similar action, it could have a material impact on the Company's financial statements as a whole.

        On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) ("Winn-Dixie") in which the plaintiffs alleged that the sale of food and other items in approximately 55 of the Company's stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs' stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers. Plaintiffs sought damages and an injunction limiting the sale of food and other items in those stores. Although plaintiffs did not make a demand for any specific amount of damages, documents prepared and produced by plaintiffs during discovery suggested that plaintiffs would seek as much as $47 million although the court limited their ability to prove such damages. The Company vigorously defended the Winn-Dixie matter and viewed that sum as wholly without basis and unsupported by the law and the facts. The various leases involved in the matter are unique in their terms and/or the factual circumstances surrounding them, and, in some cases, the stores named by plaintiffs are not now and have never been co-located with plaintiffs' stores. The court granted the Company's motion challenging the admissibility of plaintiffs' damages expert, precluding the expert from testifying. The case was consolidated with similar cases against Big Lots and Dollar Tree, and a non-jury trial commenced on May 14, 2012 and presentation of evidence concluded on May 22, 2012. The court issued an order on August 10, 2012 in which it (i) dismissed all claims for damages, (ii) dismissed claims for injunctive relief for all but four stores, and (iii) directed the Company to report to the court on its compliance with restrictive covenants at the four stores for which it did not dismiss the claims for injunctive relief. The Company believes that the ruling will have no material impact on the Company's financial statements or otherwise. Plaintiffs filed a notice of appeal of the court's decision on August 28, 2012. If the court's ruling is overturned on appeal, in whole or in part, no assurances can be given that the Company will be successful in its ultimate defense of the action on the merits or otherwise. If the Company is not successful in its defense, the outcome could have a material adverse effect on the Company's financial statements as a whole.

        In 2008, the Company terminated an interest rate swap as a result of the counterparty's declaration of bankruptcy and made a cash payment of $7.6 million to settle the swap. On May 14, 2010, the Company received a demand from the counterparty for an additional payment of approximately $19 million plus interest. In April 2011, the Company reached a settlement with the counterparty under which the Company paid an additional $9.85 million in exchange for a full release. The Company accrued the settlement amount along with additional expected fees and costs related thereto in the first quarter of 2011. The settlement was finalized and the payment was made in May 2011.

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

        A participant's right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2012, 2011 and 2010, the Company expensed approximately $11.9 million, $10.9 million and $9.5 million, respectively, for matching contributions.

        The Company also has a nonqualified supplemental retirement plan ("SERP") and compensation deferral plan ("CDP"), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $1.4 million, $1.7 million and $1.7 million in 2012, 2011 and 2010, respectively.

        The CDP/SERP Plan assets are invested in accounts selected by the Company's Compensation Committee or its delegate. These investments are classified as trading securities and the associated deferred compensation liability is reflected in the consolidated balance sheets as further discussed in Note 7.

11. Share-based payments

        The Company accounts for share-based payments in accordance with applicable accounting standards, under which the fair value of each award is separately estimated and amortized into compensation expense over the service period. The fair value of the Company's stock option grants are estimated on the grant date using the Black-Scholes-Merton valuation model. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

        On July 6, 2007, the Company's Board of Directors adopted the 2007 Stock Incentive Plan for Key Employees, which plan was subsequently amended (as so amended, the "Plan"). The Plan provides for the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates. The number of shares of Company common stock authorized for grant under the Plan is 31,142,858. As of February 1, 2013, 20,140,249 of such shares are available for future grants.

        Under the Plan, the Company has granted options that vest solely upon the continued employment of the recipient ("Time Options"), options that vest upon the achievement of predetermined annual or cumulative financial-based targets ("Performance Options") and other awards. Time and Performance stock options generally vest ratably on an annual basis over a five-year period, with limited exceptions, while other awards vest over varying time periods.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

        Assuming specified financial targets are met, the Performance Options vest as of the Company's fiscal year end, and as a result the initial and final tranche of each Performance Option grant may be prorated based upon the date of grant. In the event the performance target is not achieved in any given annual performance period, the Performance Options for that period may still subsequently vest, provided that a cumulative performance target is achieved. Vesting of the Time Options and Performance Options is also subject to acceleration in the event of an earlier change in control or certain public offerings of the Company's common stock. Each of these options, whether Time Options or Performance Options, have a contractual term of 10 years and an exercise price equal to the fair value of the underlying common stock on the date of grant.

        The weighted average for key assumptions used in determining the fair value of all options granted in the years ended February 1, 2013, February 3, 2012, and January 28, 2011, and a summary of the methodology applied to develop each assumption, are as follows:

	February 1, 2013	February 3, 2012	January 28, 2011
Expected dividend yield	0%	0%	0%
Expected stock price volatility	26.8%	38.7%	39.1%
Weighted average risk-free interest rate	1.5%	2.3%	2.8%
Expected term of options (years)	6.3	6.8	7.0

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

        A summary of Time Options activity during the year ended February 1, 2013 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, February 3, 2012	4,258,581	$10.55
Granted	—	—
Exercised	(2,861,681)	8.97
Canceled	(46,258)	16.10

Balance, February 1, 2013	1,350,642	$13.69	5.9	$44,017

Exercisable at February 1, 2013	723,335	$11.42	5.4	$25,215

        The weighted average grant date fair value of Time Options granted during 2011 and 2010 was $13.47 and $12.61, respectively. The intrinsic value of Time Options exercised during 2012, 2011 and 2010 was $117.3 million, $41.4 million and $5.5 million, respectively.

        A summary of Performance Options activity during the year ended February 1, 2013 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, February 3, 2012	3,968,237	$10.75
Granted	—	—
Exercised	(2,661,902)	9.12
Canceled	(41,509)	16.87

Balance, February 1, 2013	1,264,826	$13.96	6.0	$40,879

Exercisable at February 1, 2013	916,223	$12.61	5.8	$30,850

        The weighted average grant date fair value of Performance Options granted during 2011 and 2010 was $13.47 and $12.61, respectively. The intrinsic value of Performance Options exercised during 2012, 2011 and 2010 was $106.4 million, $41.8 million and $14.7 million, respectively.

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

        Other options include awards granted to employees and members of the board of directors and generally vest solely upon the continued employment or board service of the recipient over a period of four years for employees and three years for board members. A summary of other stock option activity during the year ended February 1, 2013 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, February 3, 2012	217,137	$29.05
Granted	1,063,303	45.46
Exercised	(8,532)	13.36
Canceled	(60,137)	45.14

Balance, February 1, 2013	1,211,771	$42.77	8.9	$4,416

Exercisable at February 1, 2013	142,026	$28.76	7.3	$2,489

        The weighted average grant date fair value of other options granted was $13.54 and $13.14 during 2012 and 2011, respectively. No other options were granted in 2010. The intrinsic value of other options exercised during 2012, 2011 and 2010 was $0.3 million, $1.6 million and $15.5 million, respectively.

        From time to time, the Company has issued share unit awards including restricted stock units and, beginning in 2012, performance stock units. All nonvested performance stock unit and restricted stock unit awards granted in the periods presented had a purchase price of zero. The nonvested performance share unit and restricted stock unit awards granted under the plan generally vest ratably over a three-year period, and, with limited exceptions, are automatically converted into shares of common stock on the vesting date.

        The number of performance stock unit awards issued is based upon the Company's annual financial performance as specified in the award agreement. A summary of performance stock unit award activity during the year ended February 1, 2013 is as follows:

(Intrinsic value amounts reflected in thousands)	Units Issued	Intrinsic Value
Balance, February 3, 2012	—
Granted	171,497
Converted to common stock	—
Canceled	(8,809)

Balance, February 1, 2013	162,688	$7,529

        The weighted average grant date fair value of performance stock units granted was $45.25 during 2012. No performance stock units were granted during 2011 or 2010.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

        A summary of restricted stock unit award activity during the year ended February 1, 2013 is as follows:

(Intrinsic value amounts reflected in thousands)	Units Issued	Intrinsic Value
Balance, February 3, 2012	13,024
Granted	305,618
Converted to common stock	(4,873)
Canceled	(24,842)

Balance, February 1, 2013	288,927	$13,372

        The weighted average grant date fair value of restricted stock units granted was $45.33 and $33.16 during 2012 and 2011, respectively. No restricted stock units were granted in 2010.

        In March 2012, the Company issued a performance-based award of 326,037 shares of restricted stock to its Chairman and Chief Executive Officer. This restricted stock award had a fair value on the grant date of $45.25 per share and a purchase price of zero, and may vest in the future if certain specified earnings per share targets for fiscal years 2014 and 2015 are achieved. The Company will not begin recognizing compensation cost for these awards until the future periods that the awards relate to, and then only if the Company believes that the performance targets related to the unvested restricted stock will be achieved. As a result, this award is not included in the unrecognized compensation cost award disclosure which follows.

        At February 1, 2013, the total unrecognized compensation cost related to nonvested stock-based awards was $27.7 million with an expected weighted average expense recognition period of 1.7 years.

        In October 2007, the Company's Board of Directors adopted an Equity Appreciation Rights Plan, which plan was later amended and restated (as amended and restated, the "Rights Plan"). The Rights Plan provides for the granting of equity appreciation rights to nonexecutive managerial employees. During 2011, 818,847 equity appreciation rights were granted, 768,561 of such rights vested, primarily in conjunction with the Company's December 2011 stock offering and 50,286 of such rights were cancelled. No such rights are outstanding as of February 1, 2013.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-based payments (Continued)

        The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in net income before income taxes as follows:

(In thousands)	Stock Options	Performance Stock Units	Restricted Stock Units	Equity Appreciation Rights	Total
Year ended February 1, 2013
Pre-tax	$14,078	$4,082	$3,504	$—	$21,664
Net of tax	$8,578	$2,487	$2,135	$—	$13,200
Year ended February 3, 2012
Pre-tax	$15,121	$—	$129	$8,731	$23,981
Net of tax	$9,208	$—	$79	$5,317	$14,604
Year ended January 28, 2011
Pre-tax	$12,722	$—	$83	$17,366	$30,171
Net of tax	$7,755	$—	$51	$10,587	$18,393

12. Related party transactions

        From time to time the Company may conduct business with related parties including KKR and Goldman, Sachs and Co., and references herein to these entities include their affiliates. KKR and Goldman, Sachs & Co. indirectly own a significant portion of the Company's common stock. Two of KKR's members and a managing director of Goldman, Sachs & Co. serve on the Company's Board of Directors.

        KKR and Goldman, Sachs & Co. (among other entities) are or may be lenders, agents or arrangers under the Company's Term Loan Facility and ABL Facility discussed in further detail in Note 6. The Company made interest payments of approximately $62.0 million, $66.4 million and $53.4 million on the Term Loan Facility, and $6.0 million, $2.8 million and zero on the ABL Facility, during 2012, 2011 and 2010, respectively. In connection with the March 2012 amendment to the Term Loan Facility, KKR received $0.4 million. In connection with the March 2012 ABL Facility and Term Loan Facility amendments, Goldman, Sachs & Co. received $0.1 million and $0.4 million, respectively.

        On October 9, 2012, the Term Loan and ABL Facilities were further amended to add additional capacity for the Company to repurchase, redeem or otherwise acquire shares of its capital stock, not to exceed $250.0 million. The Company incurred a fee of $1.7 million associated with these amendments, which was reimbursed to the Company by Buck Holdings, L.P. (which is controlled by KKR and Goldman Sachs & Co.) and such reimbursement was recorded as a capital contribution during 2012.

        As joint book-running managers in connection with the issuance of the Senior Notes, KKR and Goldman Sachs & Co. received an equivalent share of approximately $2.3 million during 2012.

        Goldman, Sachs & Co. was a counterparty to an amortizing interest rate swap which matured on July 31, 2012. The swap was entered into in connection with the Term Loan Facility. The Company paid Goldman, Sachs & Co. approximately $2.5 million, $13.9 million and $12.9 million in 2012, 2011 and 2010, respectively, pursuant to this interest rate swap.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Related party transactions (Continued)

        The Company repurchased common stock held by Buck Holdings, L.P during 2012 as further discussed in Note 2.

13. Segment reporting

        The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of February 1, 2013, all of the Company's operations were located within the United States with the exception of a Hong Kong subsidiary, and a liaison office in India, the collective assets and revenues of which are not material. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(In thousands)	2012	2011	2010
Classes of similar products:
Consumables	$11,844,846	$10,833,735	$9,332,119
Seasonal	2,172,399	2,051,098	1,887,917
Home products	1,061,573	1,005,219	917,638
Apparel	943,310	917,136	897,326

Net sales	$16,022,128	$14,807,188	$13,035,000

14. Quarterly financial data (unaudited)

        The following is selected unaudited quarterly financial data for the fiscal years ended February 1, 2013 and February 3, 2012. Each quarterly period listed below was a 13-week accounting period, with the exception of the fourth quarter of 2011, which was a 14-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Net sales	$3,901,205	$3,948,655	$3,964,647	$4,207,621
Gross profit	1,228,256	1,263,223	1,226,123	1,367,799
Operating profit	384,324	387,214	361,389	522,349
Net income	213,415	214,140	207,685	317,422
Basic earnings per share	0.64	0.64	0.62	0.97
Diluted earnings per share	0.63	0.64	0.62	0.97

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Net sales	$3,451,697	$3,575,194	$3,595,224	$4,185,073
Gross profit	1,087,397	1,148,342	1,115,802	1,346,369
Operating profit	321,618	350,029	310,917	508,240
Net income	156,969	146,042	171,164	292,510
Basic earnings per share	0.46	0.43	0.50	0.86
Diluted earnings per share	0.45	0.42	0.50	0.85

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly financial data (unaudited) (Continued)

        As discussed in Note 6, in the second quarter of 2012, the Company repurchased $450.7 million principal amount of its outstanding senior subordinated notes due 2017, resulting in a pretax loss of $29.0 million ($17.7 million net of tax, or $0.05 per diluted share) which was recognized as Other (income) expense.

        As discussed in Note 6, in the first quarter of 2011, the Company repurchased $25.0 million principal amount of its outstanding senior notes due 2015, resulting in a pretax loss of $2.2 million ($1.3 million net of tax, or less than $0.01 per diluted share) which was recognized as Other (income) expense.

        As discussed in Note 6, in the second quarter of 2011, the Company repurchased $839.3 million principal amount of its outstanding senior notes due 2015, resulting in a pretax loss of $58.1 million ($35.4 million net of tax, or $0.10 per diluted share) which was recognized as Other (income) expense.

        As discussed in Note 11, in the fourth quarter of 2011 the Company incurred share-based compensation expenses included in SG&A of $8.6 million ($5.3 million net of tax, or $0.02 per diluted share) for the accelerated vesting of certain share-based awards in conjunction with a secondary offering of the Company's common stock.

15. Subsequent event

        On March 19, 2013, the Company's Board of Directors authorized a $500 million increase in the common stock repurchase program discussed in Note 2. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions, which could include repurchases from Buck Holdings, L.P. or other related parties if appropriate. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions and other factors. Repurchases under the program may be funded from available cash or borrowings under the ABL Facility discussed in Note 6.

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

	February 1, 2013
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$1,759	$117,186	$21,864	$—	$140,809
Merchandise inventories	—	2,397,175	—	—	2,397,175
Income taxes receivable	—	—	—	—	—
Deferred income taxes	4,616	—	24,016	(28,632)	—
Prepaid expenses and other current assets	654,787	5,773,989	5,711	(6,295,358)	139,129

Total current assets	661,162	8,288,350	51,591	(6,323,990)	2,677,113

Net property and equipment	126,191	1,962,375	99	—	2,088,665

Goodwill	4,338,589	—	—	—	4,338,589

Other intangible assets, net	1,199,700	19,843	—	—	1,219,543

Deferred income taxes	—	—	49,097	(49,097)	—

Other assets, net	8,075,560	15,103	361,999	(8,408,890)	43,772

Total assets	$14,401,202	$10,285,671	$462,786	$(14,781,977)	$10,367,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$600	$292	$—	$—	$892
Accounts payable	5,780,924	1,716,370	51,148	(6,286,835)	1,261,607
Accrued expenses and other	44,621	252,310	69,030	(8,523)	357,438
Income taxes payable	51,697	5,411	38,279	—	95,387
Deferred income taxes	—	51,855	—	(28,632)	23,223

Total current liabilities	5,877,842	2,026,238	158,457	(6,323,990)	1,738,547

Long-term obligations	3,066,212	3,687,969	—	(3,982,845)	2,771,336

Deferred income taxes	429,253	266,914	—	(49,097)	647,070

Other liabilities	42,565	42,349	140,485	—	225,399

Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	286,185	23,855	100	(23,955)	286,185
Additional paid-in capital	2,991,351	560,779	19,900	(580,679)	2,991,351
Retained earnings	1,710,732	3,677,567	143,844	(3,821,411)	1,710,732
Accumulated other comprehensive loss	(2,938)	—	—	—	(2,938)

Total shareholders' equity	4,985,330	4,262,201	163,844	(4,426,045)	4,985,330

Total liabilities and shareholders' equity	$14,401,202	$10,285,671	$462,786	$(14,781,977)	$10,367,682

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

	February 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
BALANCE SHEET:
ASSETS
Current assets:
Cash and cash equivalents	$1,844	$102,627	$21,655	$—	$126,126
Merchandise inventories	—	2,009,206	—	—	2,009,206
Deferred income taxes	10,078	—	21,729	(31,807)	—
Prepaid expenses and other current assets	551,457	4,685,263	5,768	(5,102,746)	139,742

Total current assets	563,379	6,797,096	49,152	(5,134,553)	2,275,074

Net property and equipment	113,661	1,681,072	227	—	1,794,960

Goodwill	4,338,589	—	—	—	4,338,589

Other intangible assets, net	1,199,200	36,754	—	—	1,235,954

Deferred income taxes	—	—	49,531	(49,531)	—

Other assets, net	6,575,574	13,260	323,736	(6,868,627)	43,943

Total assets	$12,790,403	$8,528,182	$422,646	$(12,052,711)	$9,688,520

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$590	$—	$—	$590
Accounts payable	4,654,237	1,451,277	52,362	(5,093,789)	1,064,087
Accrued expenses and other	79,010	264,575	62,447	(8,957)	397,075
Income taxes payable	12,972	5,013	26,443	—	44,428
Deferred income taxes	—	35,529	—	(31,807)	3,722

Total current liabilities	4,746,219	1,756,984	141,252	(5,134,553)	1,509,902

Long-term obligations	2,879,475	3,340,075	—	(3,601,659)	2,617,891

Deferred income taxes	435,791	270,736	—	(49,531)	656,996

Other liabilities	54,336	33,156	141,657	—	229,149

Shareholders' equity:
Preferred stock	—	—	—	—	—
Common stock	295,828	23,855	100	(23,955)	295,828
Additional paid-in capital	2,967,027	431,253	19,900	(451,153)	2,967,027
Retained earnings	1,416,918	2,672,123	119,737	(2,791,860)	1,416,918
Accumulated other comprehensive loss	(5,191)	—	—	—	(5,191)

Total shareholders' equity	4,674,582	3,127,231	139,737	(3,266,968)	4,674,582

Total liabilities and shareholders' equity	$12,790,403	$8,528,182	$422,646	$(12,052,711)	$9,688,520

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

	For the year ended February 1, 2013
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$347,089	$16,022,128	$98,900	$(445,989)	$16,022,128
Cost of goods sold	—	10,936,727	—	—	10,936,727

Gross profit	347,089	5,085,401	98,900	(445,989)	5,085,401
Selling, general and administrative expenses	315,536	3,478,458	82,120	(445,989)	3,430,125

Operating profit	31,553	1,606,943	16,780	—	1,655,276
Interest income	(41,379)	(42,668)	(18,703)	102,750	—
Interest expense	190,171	40,469	36	(102,750)	127,926
Other (income) expense	29,956	—	—	—	29,956

Income (loss) before income taxes	(147,195)	1,609,142	35,447	—	1,497,394
Income tax expense (benefit)	(70,306)	603,698	11,340	—	544,732
Equity in subsidiaries' earnings, net of taxes	1,029,551	—	—	(1,029,551)	—

Net income	$952,662	$1,005,444	$24,107	$(1,029,551)	$952,662

Comprehensive income	$954,915	$1,005,444	$24,107	$(1,029,551)	$954,915

	For the year ended February 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$338,903	$14,807,188	$84,940	$(423,843)	$14,807,188
Cost of goods sold	—	10,109,278	—	—	10,109,278

Gross profit	338,903	4,697,910	84,940	(423,843)	4,697,910
Selling, general and administrative expenses	308,094	3,242,276	80,579	(423,843)	3,207,106

Operating profit	30,809	1,455,634	4,361	—	1,490,804
Interest income	(39,526)	(21,954)	(20,924)	82,404	—
Interest expense	246,905	40,362	37	(82,404)	204,900
Other (income) expense	60,615	—	—	—	60,615

Income (loss) before income taxes	(237,185)	1,437,226	25,248	—	1,225,289
Income tax expense (benefit)	(84,819)	536,194	7,229	—	458,604
Equity in subsidiaries' earnings, net of taxes	919,051	—	—	(919,051)	—

Net income	$766,685	$901,032	$18,019	$(919,051)	$766,685

Comprehensive income	$781,790	$901,032	$18,019	$(919,051)	$781,790

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

	For the year ended January 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF INCOME:
Net sales	$311,280	$13,035,000	$84,878	$(396,158)	$13,035,000
Cost of goods sold	—	8,858,444	—	—	8,858,444

Gross profit	311,280	4,176,556	84,878	(396,158)	4,176,556
Selling, general and administrative expenses	283,069	2,948,346	67,234	(396,158)	2,902,491

Operating profit	28,211	1,228,210	17,644	—	1,274,065
Interest income	(44,677)	(7,025)	(19,986)	71,688	—
Interest expense	300,934	44,723	23	(71,688)	273,992
Other (income) expense	15,101	—	—	—	15,101

Income (loss) before income taxes	(243,147)	1,190,512	37,607	—	984,972
Income tax expense (benefit)	(102,448)	447,881	11,682	—	357,115
Equity in subsidiaries' earnings, net of taxes	768,556	—	—	(768,556)	—

Net income	$627,857	$742,631	$25,925	$(768,556)	$627,857

Comprehensive income	$641,728	$742,631	$25,925	$(768,556)	$641,728

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

	For the year ended February 1, 2013
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$952,662	$1,005,444	$24,107	$(1,029,551)	$952,662
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	31,385	271,367	159	—	302,911
Deferred income taxes	(13,256)	12,504	(1,853)	—	(2,605)
Tax benefit of stock options	(87,752)	—	—	—	(87,752)
Loss on debt retirement, net	30,620	—	—	—	30,620
Noncash share-based compensation	21,664	—	—	—	21,664
Other noncash gains and losses	(2,354)	9,128	—	—	6,774
Equity in subsidiaries' earnings, net	(1,029,551)	—	—	1,029,551	—
Change in operating assets and liabilities:
Merchandise inventories	—	(391,409)	—	—	(391,409)
Prepaid expenses and other current assets	22,814	(18,110)	849	—	5,553
Accounts payable	46,388	148,871	(1,224)	—	194,035
Accrued expenses and other liabilities	(39,728)	(2,424)	5,411	—	(36,741)
Income taxes	126,477	398	11,836	—	138,711
Other	(501)	(2,460)	(110)	—	(3,071)

Net cash provided by (used in) operating activities	58,868	1,033,309	39,175	—	1,131,352

Cash flows from investing activities:
Purchases of property and equipment	(29,094)	(542,471)	(31)	—	(571,596)
Proceeds from sales of property and equipment	167	1,593	—	—	1,760

Net cash provided by (used in) investing activities	(28,927)	(540,878)	(31)	—	(569,836)

Cash flows from financing activities:
Issuance of long-term obligations	500,000	—	—	—	500,000
Repayments of long-term obligations	(477,665)	(590)	—	—	(478,255)
Borrowings under revolving credit facility	2,286,700	—	—	—	2,286,700
Repayments of borrowings under revolving credit facility	(2,184,900)	—	—	—	(2,184,900)
Debt issuance costs	(15,278)	—	—	—	(15,278)
Repurchase of common stock	(671,459)	—	—	—	(671,459)
Other equity transactions, net of employee taxes paid	(71,393)	—	—	—	(71,393)
Tax benefit of stock options	87,752	—	—	—	87,752
Changes in intercompany note balances, net	516,217	(477,282)	(38,935)	—	—

Net cash provided by (used in) financing activities	(30,026)	(477,872)	(38,935)	—	(546,833)

Net increase (decrease) in cash and cash equivalents	(85)	14,559	209	—	14,683
Cash and cash equivalents, beginning of year	1,844	102,627	21,655	—	126,126

Cash and cash equivalents, end of year	$1,759	$117,186	$21,864	$—	$140,809

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

	For the year ended February 3, 2012
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$766,685	$901,032	$18,019	$(919,051)	$766,685
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	31,793	243,485	130	—	275,408
Deferred income taxes	1,649	25,328	(16,745)	—	10,232
Tax benefit of stock options	(33,102)	—	—	—	(33,102)
Loss on debt retirement, net	60,303	—	—	—	60,303
Noncash share-based compensation	15,250	—	—	—	15,250
Other noncash gains and losses	653	53,537	—	—	54,190
Equity in subsidiaries' earnings, net	(919,051)	—	—	919,051	—
Change in operating assets and liabilities:
Merchandise inventories	—	(291,492)	—	—	(291,492)
Prepaid expenses and other current assets	(19,361)	(12,671)	(2,522)	—	(34,554)
Accounts payable	(17,678)	120,607	1,513	—	104,442
Accrued expenses and other liabilities	20,799	45,015	5,949	—	71,763
Income taxes	47,681	(8,233)	12,102	—	51,550
Other	(3)	(121)	(71)	—	(195)

Net cash provided by (used in) operating activities	(44,382)	1,076,487	18,375	—	1,050,480

Cash flows from investing activities:
Purchases of property and equipment	(30,403)	(484,388)	(70)	—	(514,861)
Proceeds from sales of property and equipment	33	993	—	—	1,026

Net cash provided by (used in) investing activities	(30,370)	(483,395)	(70)	—	(513,835)

Cash flows from financing activities:
Repayments of long-term obligations	(910,677)	(1,274)	—	—	(911,951)
Borrowings under revolving credit facility	1,157,800	—	—	—	1,157,800
Repayments of borrowings under revolving credit facility	(973,100)	—	—	—	(973,100)
Repurchase of common stock	(186,597)	—	—	—	(186,597)
Other equity transactions, net of employee taxes paid	(27,219)	—	—	—	(27,219)
Tax benefit of stock options	33,102	—	—	—	33,102
Changes in intercompany note balances, net	871,742	(853,595)	(18,147)	—	—

Net cash provided by (used in) financing activities	(34,949)	(854,869)	(18,147)	—	(907,965)

Net increase (decrease) in cash and cash equivalents	(109,701)	(261,777)	158	—	(371,320)
Cash and cash equivalents, beginning of year	111,545	364,404	21,497	—	497,446

Cash and cash equivalents, end of year	$1,844	$102,627	$21,655	$—	$126,126

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Guarantor subsidiaries (Continued)

	For the year ended January 28, 2011
	DOLLAR GENERAL CORPORATION	GUARANTOR SUBSIDIARIES	OTHER SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED TOTAL
STATEMENTS OF CASH FLOWS:
Cash flows from operating activities:
Net income	$627,857	$742,631	$25,925	$(768,556)	$627,857
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33,015	221,851	61	—	254,927
Deferred income taxes	17,817	47,719	(14,551)	—	50,985
Tax benefit of stock options	(13,905)	—	—	—	(13,905)
Loss on debt retirement, net	14,576	—	—	—	14,576
Noncash share-based compensation	15,956	—	—	—	15,956
Other noncash gains and losses	1,395	12,154	—	—	13,549
Equity in subsidiaries' earnings, net	(768,556)	—	—	768,556	—
Change in operating assets and liabilities:
Merchandise inventories	—	(251,809)	—	—	(251,809)
Prepaid expenses and other current assets	(1,646)	(3,642)	(4,869)	—	(10,157)
Accounts payable	(5,446)	124,120	4,750	—	123,424
Accrued expenses and other liabilities	(28,442)	(12,410)	(1,576)	—	(42,428)
Income taxes	18,136	14,891	9,876	—	42,903
Other	816	(2,008)	(2)	—	(1,194)

Net cash provided by (used in) operating activities	(88,427)	893,497	19,614	—	824,684

Cash flows from investing activities:
Purchases of property and equipment	(22,830)	(397,322)	(243)	—	(420,395)
Proceeds from sales of property and equipment	—	1,448	—	—	1,448

Net cash provided by (used in) investing activities	(22,830)	(395,874)	(243)	—	(418,947)

Cash flows from financing activities:
Repayments of long-term obligations	(129,217)	(1,963)	—	—	(131,180)
Other equity transactions, net of employee taxes paid	(13,092)	—	—	—	(13,092)
Tax benefit of stock options	13,905	—	—	—	13,905
Changes in intercompany note balances, net	253,586	(234,257)	(19,329)	—	—

Net cash provided by (used in) financing activities	125,182	(236,220)	(19,329)	—	(130,367)

Net increase (decrease) in cash and cash equivalents	13,925	261,403	42	—	275,370
Cash and cash equivalents, beginning of year	97,620	103,001	21,455	—	222,076

Cash and cash equivalents, end of year	$111,545	$364,404	$21,497	$—	$497,446

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

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of February 1, 2013.

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

        We have audited Dollar General Corporation and subsidiaries' internal control over financial reporting as of February 1, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar General Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Dollar General Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 1, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar General Corporation and subsidiaries as of February 1, 2013 and February 3, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended February 1, 2013 of Dollar General Corporation and subsidiaries and our report dated March 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 25, 2013

        (d)    Changes in Internal Control Over Financial Reporting.    There have been no changes during the quarter ended February 1, 2013 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (a)    Information Regarding Directors and Executive Officers.    The information required by this Item 10 regarding our directors and director nominees is contained under the captions "Who are the nominees this year," "What are the backgrounds of this year's nominees," "Are there any familial relationships between any of the nominees," "How are directors identified and nominated," and "What particular experience, qualifications, attributes or skills led the Board of Directors to conclude that each nominee should serve as a director of Dollar General," all under the heading "Proposal 1: Election of Directors" in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 29, 2013 (the "2013 Proxy Statement"), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant," which information under such caption is incorporated herein by reference.

        (b)    Compliance with Section 16(a) of the Exchange Act.    Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2013 Proxy Statement, which information under such caption is incorporated herein by reference.

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

        (e)    Audit Committee Information.    Information required by this Item 10 regarding our audit committee and our audit committee financial experts is contained under the captions "Corporate Governance—Does the Board have standing Audit, Compensation and Nominating Committees" and "—Does Dollar General have an audit committee financial expert serving on its Audit Committee" in the 2013 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, and compensation committee interlocks and insider participation is contained under the captions "Director Compensation" and "Executive Compensation" in the 2013 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a)    Equity Compensation Plan Information.    The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of February 1, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,278,854	$22.99	20,140,249
Equity compensation plans not approved by security holders	—	—	—

Total(1)	4,278,854	$22.99	20,140,249

(1)
Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of share units under the Amended and Restated 2007 Stock Incentive Plan. Share units are settled for shares of common stock on a one-for-one basis and have no exercise price. Accordingly, those units have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares reserved for issuance pursuant to the Amended and Restated 2007 Stock Incentive Plan, whether in the form of stock, restricted stock, share units, or other share-based awards or upon the exercise of an option or right.

        (b)    Other Information.    The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption "Security Ownership" in the 2013 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption "Transactions with Management and Others" in the 2013 Proxy Statement, which information under such caption is incorporated herein by reference.

        The information required by this Item 13 regarding director independence is contained under the caption "Director Independence" in the 2013 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption "Fees Paid to Auditors" in the 2013 Proxy Statement, which information under such caption is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
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

DOLLAR GENERAL CORPORATION
Date: March 25, 2013	By:	/s/ RICHARD W. DREILING Richard W. Dreiling, Chairman and Chief Executive Officer

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

Name	Title	Date

/s/ RICHARD W. DREILING RICHARD W. DREILING	Chairman & Chief Executive Officer (Principal Executive Officer)	March 25, 2013
/s/ DAVID M. TEHLE DAVID M. TEHLE	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2013
/s/ RAJ AGRAWAL RAJ AGRAWAL	Director	March 25, 2013
/s/ WARREN F. BRYANT WARREN F. BRYANT	Director	March 25, 2013
/s/ MICHAEL M. CALBERT MICHAEL M. CALBERT	Director	March 25, 2013
/s/ SANDRA B. COCHRAN SANDRA B. COCHRAN	Director	March 25, 2013

Name	Title	Date

/s/ PATRICIA FILI-KRUSHEL PATRICIA FILI-KRUSHEL	Director	March 25, 2013
/s/ ADRIAN JONES ADRIAN JONES	Director	March 25, 2013
/s/ WILLIAM C. RHODES, III WILLIAM C. RHODES, III	Director	March 25, 2013
/s/ DAVID B. RICKARD DAVID B. RICKARD	Director	March 25, 2013

 EXHIBIT INDEX

3.1	Amended and Restated Charter of Dollar General Corporation (incorporated by reference to Exhibit 3.1 to Dollar General Corporation's Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))
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
4.4	Form of 4.125% Senior Notes due 2017 (included in Exhibit 4.5)
4.5
Indenture, dated as of July 12, 2012, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))
4.6
First Supplemental Indenture, dated as of July 12, 2012, among Dollar General Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421)
4.7
Credit Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Borrower, Citicorp North America, Inc., as Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.8
Amended and Restated Credit Agreement, dated as of March 30, 2012, among Dollar General Corporation, as Borrower, CitiCorp North American, N.A. as Administrative Agent, and the other financial institutions from time to time party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Current Report on Form 8-K dated March 27, 2012 and filed with the SEC on April 2, 2012 (file no. 001-11421))
4.9
First Amendment to Credit Agreement, dated as of March 30, 2012, among Dollar General Corporation, as Borrower, CitiCorp North America, Inc., as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Bookrunner, Goldman Sachs Lending Partner LLC and KKR Capital Markets LLC, each as Joint Lead Arrangers and Bookrunners for the Transactions, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2012, filed with the SEC on December 11, 2012 (file no. 001-11421))

4.10	Second Amendment to Credit Agreement, dated as of October 9, 2012, among Dollar General Corporation, as Borrower, CitiCorp North America, Inc., as Administrative Agent, and the other financial institutions from time to time party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Form 8-K dated October 9, 2012, filed with the SEC on October 12, 2012 (file no. 001-11421))
4.11
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
4.14
Supplement No. 3, dated as of March 23, 2009, to the Guarantee to the Credit Agreement, between the New Guarantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.30 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.15
Supplement No. 4, dated as of March 25, 2010, to the Guarantee to the Credit Agreement, between the New Guarantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.33 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.16
Supplement No. 5 to the Guarantee to the Credit Agreement, dated as of August 30, 2010, by and between Retail Property Investments, LLC and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.57 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.17
Security Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Grantors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.4 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.18
Supplement No.1, dated as of September 11, 2007, to the Security Agreement, between DC Financial, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.25 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.19
Supplement No. 2, dated as of December 31, 2007, to the Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.35 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))

4.20	Supplement No. 3, dated as of March 23, 2009, to the Security Agreement, between the New Grantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.34 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.21
Supplement No. 4, dated as of March 25, 2010, to the Security Agreement, between the New Grantors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.22
Supplement No. 5 to the Security Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.58 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.23
Pledge Agreement, dated as of July 6, 2007, among Dollar General Corporation and certain domestic subsidiaries of Dollar General Corporation, as Pledgors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.5 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))
4.24
Supplement No.1, dated as of September 11, 2007, to the Pledge Agreement, between DC Financial, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.27 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.25
Supplement No. 2, dated as of December 31, 2007, to the Pledge Agreement, between Retail Risk Solutions, LLC, as Additional Pledgor, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.36 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.26
Supplement No. 3, dated as of March 23, 2009, to the Pledge Agreement, between the Additional Pledgors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.27
Supplement No. 4, dated as of March 25, 2010, to the Pledge Agreement, between the Additional Pledgors referenced therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.43 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.28
Supplement No. 5 to the Pledge Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.59 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.29
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

4.30	Appointment of Successor Agent and Amendment No. 1 to the ABL Credit Agreement entered into as of July 31, 2009, by and among The CIT Group/Business Credit, Inc., Wells Fargo Retail Finance, LLC, Dollar General Corporation and the Subsidiary Borrowers and the Lenders signatory thereto (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated July 31, 2009, filed with the SEC on August 4, 2009 (file no. 001-11421))
4.31
Amended and Restated ABL Credit Agreement, dated as of March 15, 2012, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, Wells Fargo Bank, N.A. as ABL Administrative Agent, and the other lending institutions from time to time party thereto (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Current Report on Form 8-K dated March 15, 2012, filed with the SEC on March 19, 2012 (file no. 001-11421))
4.32
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 9, 2012, among Dollar General Corporation and certain subsidiaries, as Borrowers, Wells Fargo Bank, National Association, as Administrative Agent, and the other financial institutions from time to time party thereto (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Form 8-K dated September 25, 2012, filed with the SEC on September 27, 2012 (file no. 001-11421))
4.33
Guarantee, dated as of September 11, 2007, to the ABL Credit Agreement, between DC Financial, LLC and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.29 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.34
Supplement No. 1, dated as of December 31, 2007, to the Guarantee to the ABL Credit Agreement, between Retail Risk Solutions, LLC, as New Guarantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.37 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.35
Supplement No. 2, dated as of March 23, 2009, to the Guarantee to the ABL Credit Agreement, between the New Guarantors referenced therein and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.42 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.36
Supplement No. 3, dated as of March 30, 2010, to the Guarantee to the ABL Credit Agreement, between the New Guarantors referenced therein and Wells Fargo Retail Finance, LLC, as ABL Collateral Agent (incorporated by reference to Exhibit 4.49 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.37
Supplement No. 4 to the Guarantee to the ABL Credit Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Wells Fargo Retail Finance, LLC, as Collateral Agent (incorporated by reference to Exhibit 4.60 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.38
ABL Security Agreement, dated as of July 6, 2007, among Dollar General Corporation, as Parent Borrower, certain domestic subsidiaries of Dollar General Corporation, as Subsidiary Borrowers, collectively the Grantors, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.7 to Dollar General Corporation's Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 12, 2007 (file no. 001-11421))

4.39	Supplement No. 1, dated as of September 11, 2007, to the ABL Security Agreement, between DC Financial, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.31 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.40
Supplement No. 2, dated as of December 31, 2007, to the ABL Security Agreement, between Retail Risk Solutions, LLC, as New Grantor, and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.38 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
4.41
Supplement No. 3, dated as of March 23, 2009, to the ABL Security Agreement, between the New Grantors referenced therein and The CIT Group/Business Credit Inc., as ABL Collateral Agent (incorporated by reference to Exhibit 4.46 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-158281))
4.42
Supplement No. 4, dated as of March 30, 2010, to the ABL Security Agreement, between the New Grantors referenced therein and Wells Fargo Retail Finance, LLC, as ABL Collateral Agent (incorporated by reference to Exhibit 4.54 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
4.43
Supplement No. 5 to the Security Agreement to the ABL Credit Agreement, dated as of August 30, 2010, between Retail Property Investments, LLC and Wells Fargo Retail Finance, LLC, as Collateral Agent (incorporated by reference to Exhibit 4.61 to Dollar General Corporation's Registration Statement on Form S-3 (file no. 333-165799))
10.1
Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its affiliates (effective June 1, 2012) (incorporated by reference to Appendix A to Dollar General Corporation's Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001-11421))*
10.2
Form of Stock Option Agreement between Dollar General Corporation and certain officers of Dollar General Corporation granting stock options pursuant to the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.3
Form of Stock Option Agreement, adopted on May 24, 2011, for Stock Option Grants to Certain Newly Hired and Promoted Employees under the Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421)) *
10.4
Form of Stock Option Award Agreement in connection with grants made to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (approved March 20, 2012) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*
10.5
Form of Performance Share Unit Award Agreement in connection with grants made to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (approved March 20, 2012) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*

10.6	Form of Restricted Stock Unit Award Agreement in connection with grants made to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (approved March 20, 2012) (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*
10.7
Restricted Stock Award Agreement, dated March 20, 2012, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*
10.8
Waiver of Certain Limitations Pertaining to Options Previously Granted under the Amended and Restated 2007 Stock Incentive Plan, effective August 26, 2010 (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2010, filed with the SEC on August 31, 2010 (file no. 001-11421))*
10.9
Waiver of Transfer Restrictions dated February 1, 2013 (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated February 1, 2013, filed with the SEC on February 5, 2013 (file no. 001-11421))*
10.10
Form of Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and certain officers of Dollar General Corporation (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.11
Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (July 2007 grant group) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2009, filed with the SEC on December 12, 2009 (file no. 001-11421))*
10.12
Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (post-July 2007 grant group) (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2009, filed with the SEC on December 12, 2009 (file no. 001-11421))*
10.13
Second Amendment to Management Stockholder's Agreements, effective June 3, 2010 (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, filed with the SEC on June 8, 2010 (file no. 001-11421))*
10.14
Form of Director Restricted Stock Unit Award Agreement in connection with restricted stock unit grants made to outside directors prior to May 24, 2011 pursuant to the Company's Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
10.15
Form of Restricted Stock Unit Award Agreement, adopted on May 24, 2011, for Grants to Non-Employee Directors under the Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))

10.16	Form of Director Stock Option Agreement in connection with option grants made to outside directors pursuant to the Company's Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
10.17
Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.18
First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.19
Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*
10.20
Amended and Restated Dollar General Corporation Annual Incentive Plan (effective June 1, 2012) (incorporated by reference to Appendix B to the Dollar General Corporation's Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001-11421))*
10.21
Dollar General Corporation 2012 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, filed with the SEC on June 4, 2011 (file no. 001-11421))*
10.22
Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.19 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file no. 001-11421))*
10.23
Dollar General Corporation Domestic Relocation Policy for Officers (incorporated by reference to Exhibit 10.21 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.24
Summary of Non-Employee Director Compensation effective February 4, 2012 (incorporated by reference to Exhibit 10.23 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 3, 2012, filed with the SEC on March 22, 2012 (file no. 001-11421))
10.25
Amended and Restated Employment Agreement effective April 23, 2010, by and between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 99.1 to Dollar General Corporation's Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file no. 001-11421))*
10.26	Limited Waiver of Certain Tax and Tax Gross-Up Rights effective January 1, 2013 by Richard Dreiling*
10.27
Stock Option Agreement, dated as of January 21, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.29 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*

10.28	Stock Option Agreement dated April 23, 2010, by and between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file no. 001-11421))*
10.29
Restricted Stock Award Agreement, effective as of January 21, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.32 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.30
Management Stockholder's Agreement, dated as of January 21, 2008, among Dollar General Corporation, Buck Holdings, L.P. and Richard Dreiling (incorporated by reference to Exhibit 10.30 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.31
Employment Agreement effective April 1, 2012, by and between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 99.1 to Dollar General Corporation's Current Report on Form 8-K dated April 16, 2012, filed with the SEC on April 19, 2012 (file no. 001-11421))*
10.32
Employment Agreement, effective December 1, 2011, by and between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2011, filed with the SEC on December 5, 2011 (file no. 001-11421))*
10.33
Stock Option Agreement, dated December 19, 2008, between Dollar General Corporation and Todd Vasos (incorporated by reference to Exhibit 10.36 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 29, 2010, filed with the SEC on March 24, 2009 (file no. 001-11421))*
10.34
Management Stockholder's Agreement, dated December 19, 2008, among Dollar General Corporation, Buck Holdings, L.P., and Todd Vasos (incorporated by reference to Exhibit 10.37 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 29, 2010, filed with the SEC on March 24, 2009 (file no. 001-11421))*
10.35
Employment Agreement, effective March 24, 2010, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.33 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.36
Stock Option Agreement, dated as of August 28, 2008, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.34 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.37
Stock Option Agreement, dated as of May 28, 2009, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.35 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.38
Stock Option Agreement, dated as of March 24, 2010, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.36 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*

10.39	Subscription Agreement entered into as of March 24, 2010, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.37 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.40
Management Stockholder's Agreement, dated as of August 28, 2008, by and between Dollar General Corporation, Buck Holdings, L.P., and John Flanigan (incorporated by reference to Exhibit 10.38 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.41
Employment Agreement, effective March 24, 2010, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.39 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.42
Stock Option Agreement, dated as of August 28, 2008, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.40 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.43
Stock Option Agreement, dated as of December 19, 2008, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.41 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.44
Stock Option Agreement, dated as of March 24, 2010, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.42 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.45
Subscription Agreement entered into as of December 19, 2008 by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.43 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.46
Management Stockholder's Agreement entered into as of August 28, 2008 among Dollar General Corporation, Buck Holdings, L.P., and Robert Ravener (incorporated by reference to Exhibit 10.44 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.47
Employment Agreement, effective April 1, 2012, by and between Dollar General Corporation and Susan S. Lanigan (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated April 16, 2012, filed with the SEC on April 19, 2012 (file no. 001-11421))*
10.48
Retirement Agreement, dated as of July 20, 2011, by and between Kathleen Guion and Dollar General Corporation (incorporated by reference to Exhibit 99 to Dollar General Corporation's Form 8-K dated July 20, 2011 (file no. 001-11421))*
10.49
Employment Agreement effective March 19, 2012, by and between Dollar General Corporation and Greg Sparks (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, filed with the SEC on June 4, 2012 (file no. 001-11421))*

10.50	Share Repurchase Agreement dated as of December 4, 2011 by and among Buck Holdings, L.P. and Dollar General Corporation (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2011, filed with the SEC on December 5, 2011 (file no. 001-11421))
10.51
Share Repurchase Agreement, dated as of March 25, 2012, by and among Buck Holdings L.P. and Dollar General Corporation (incorporated by reference to Exhibit 1.1 to Dollar General Corporation's Current Report on Form 8-K dated March 25, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))
10.52
Share Repurchase Agreement, dated as of September 25, 2012, by and between Buck Holdings L.P. and Dollar General Corporation (incorporated by reference to Exhibit 1.1 to Dollar General Corporation's Current Report on Form 8-K dated September 25, 2012, filed with the SEC on September 27, 2012 (file no. 001-11421))
10.53
Indemnification Agreement, dated July 6, 2007, among Buck Holdings, L.P., Dollar General Corporation, Kohlberg Kravis Roberts & Co L.P., and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.26 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))
10.54
Indemnification Priority and Information Sharing Agreement, dated as of June 30, 2009, among Kohlberg Kravis Roberts & Co. L.P., the funds named therein and Dollar General Corporation (incorporated by reference to Exhibit 10.42 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
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
  ITEM 4. MINE SAFETY DISCLOSURES
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF CUMULATIVE TOTAL RETURN* Among Dollar General Corporation, the S&P 500 Index, and S&P Retailing Index
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
DOLLAR GENERAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
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
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
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