Form 10-Q
period 2013-05-03
DOLLAR GENERAL CORP
filed 2013-06-04
CIK 29534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2013

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

The registrant had 327,395,122 shares of common stock outstanding on May 24, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 3, 2013	February 1, 2013
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$155,526	$140,809
Merchandise inventories	2,414,411	2,397,175
Prepaid expenses and other current assets	154,539	139,129
Total current assets	2,724,476	2,677,113
Net property and equipment	2,177,264	2,088,665
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,215,999	1,219,543
Other assets, net	37,369	43,772
Total assets	$10,493,697	$10,367,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$909	$892
Accounts payable	1,138,395	1,261,607
Accrued expenses and other	359,038	357,438
Income taxes payable	70,540	95,387
Deferred income taxes	31,520	23,223
Total current liabilities	1,600,402	1,738,547
Long-term obligations	2,835,303	2,771,336
Deferred income taxes	646,462	647,070
Other liabilities	232,631	225,399

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	286,464	286,185
Additional paid-in capital	2,992,981	2,991,351
Retained earnings	1,911,160	1,710,732
Accumulated other comprehensive loss	(11,706)	(2,938)
Total shareholders’ equity	5,178,899	4,985,330
Total liabilities and shareholders’ equity	$10,493,697	$10,367,682

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	May 3, 2013	May 4, 2012
Net sales	$4,233,733	$3,901,205
Cost of goods sold	2,938,585	2,672,949
Gross profit	1,295,148	1,228,256
Selling, general and administrative expenses	900,148	843,932
Operating profit	395,000	384,324
Interest expense	24,516	37,074
Other (income) expense	18,871	1,671
Income before income taxes	351,613	345,579
Income tax expense	131,530	132,164
Net income	$220,083	$213,415

Earnings per share:
Basic	$0.67	$0.64
Diluted	$0.67	$0.63

Weighted average shares:
Basic	326,975	336,080
Diluted	328,132	339,490

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 3, 2013	May 4, 2012
Net income	$220,083	$213,415
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $(5,628) and $1,621, respectively	(8,768)	2,529
Comprehensive income	$211,315	$215,944

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 3, 2013	May 4, 2012

Cash flows from operating activities:
Net income	$220,083	$213,415
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	80,493	72,271
Deferred income taxes	7,999	(1,119)
Tax benefit of stock options	(21,633)	(18,589)
Loss on debt retirement, net	18,871	1,629
Noncash share-based compensation	5,310	4,759
Other noncash gains and losses	148	2,828
Change in operating assets and liabilities:
Merchandise inventories	(16,411)	6,499
Prepaid expenses and other current assets	(13,162)	5,370
Accounts payable	(138,227)	(82,227)
Accrued expenses and other liabilities	7,709	(30,218)
Income taxes	(3,214)	19,306
Other	(740)	(1,285)
Net cash provided by (used in) operating activities	147,226	192,639

Cash flows from investing activities:
Purchases of property and equipment	(149,652)	(145,857)
Proceeds from sales of property and equipment	75	119
Net cash provided by (used in) investing activities	(149,577)	(145,738)

Cash flows from financing activities:
Issuance of long-term obligations	2,297,177	—
Repayments of long-term obligations	(2,119,316)	(202)
Borrowings under revolving credit facilities	494,900	584,900
Repayments of borrowings under revolving credit facilities	(608,800)	(321,800)
Debt issuance costs	(15,938)	(7,663)
Payments for cash flow hedge related to debt issuance	(13,217)	—
Repurchases of common stock	(20,000)	(300,000)
Other equity transactions, net of employee taxes paid	(19,371)	(14,321)
Tax benefit of stock options	21,633	18,589
Net cash provided by (used in) financing activities	17,068	(40,497)

Net increase (decrease) in cash and cash equivalents	14,717	6,404
Cash and cash equivalents, beginning of period	140,809	126,126
Cash and cash equivalents, end of period	$155,526	$132,530

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$54,162	$39,726

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of February 1, 2013 which has been derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2013 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2013 fiscal year will be a 52-week accounting period ending on January 31, 2014 and the 2012 fiscal year was a 52-week accounting period that ended on February 1, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 3, 2013 and results of operations for the 13-week accounting periods ended May 3, 2013 and May 4, 2012 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation/deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $(0.5) million and $1.6 million in the 13-week periods ended May 3, 2013 and May 4, 2012, respectively. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

In February 2013, the Financial Accounting Standards Board issued an accounting standards update which requires additional disclosures with regard to an entity’s balances of and amounts reclassified out of accumulated other comprehensive income in their financial statements. The Company adopted this guidance in the first quarter of 2013. All of the Company’s related balances are cash flow hedges and the required disclosures are reflected in Note 6 below. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Certain financial statement amounts relating to prior periods have been reclassified to conform to the current period presentation.

2.                                      Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 3, 2013			13 Weeks Ended May 4, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$220,083	326,975	$0.67	$213,415	336,080	$0.64
Effect of dilutive share-based awards		1,157			3,410
Diluted earnings per share	$220,083	328,132	$0.67	$213,415	339,490	$0.63

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 1.2 million and 0.5 million in the 2013 and 2012 periods, respectively.

3.                                      Income taxes

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

The Internal Revenue Service (“IRS”) has previously examined the Company’s 2008 and earlier federal income tax returns. As a result, the 2008 and earlier tax years are not open for further examination by the IRS.  The IRS, at its discretion, may choose to examine the Company’s 2009, 2010, or 2011 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2009 and later tax years remain open for examination by the various state taxing authorities.

As of May 3, 2013, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $24.7 million, $2.6 million and $0.4 million, respectively, for a total of $27.7 million. Of this amount, $2.0 million and $25.7 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $9.9 million in the coming twelve months principally as a result of the expiration of the statute of limitations. As of May 3, 2013, approximately $24.7 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended May 3, 2013 was 37.4% compared to a rate of 38.2% for the 13-week period ended May 4, 2012. The Company receives a significant income tax benefit related to salaries paid to certain newly hired employees that qualify for federal jobs credits (principally the Work Opportunity Tax Credit or “WOTC”).  The federal law authorizing the WOTC credit was not in effect during the 13-week period ended May 4, 2012 but was retroactively re-enacted later in the Company’s 2012 fiscal year and currently applies to eligible employees hired on or before December 31, 2013.  The availability of these credits in the 2013 period is the principal reason for the decrease in the 2013 effective income tax rate as compared to the 2012 period when the credits were generally not available.  Whether these credits will be available for employees hired after December 31, 2013 depends upon a change in the tax law that extends the expiration date of this credit provision, the certainty and timing of which are currently unclear.

4.                                      Current and long-term obligations

Current and long-term obligations consist of the following:

(In thousands)	May 3, 2013	February 1, 2013
Senior unsecured credit facilities, maturity April 11, 2018:
Term Facility	$1,000,000	$—
Revolving Facility	17,000	—
Senior secured term loan facility:
Maturity July 6, 2014	—	1,083,800
Maturity July 6, 2017	—	879,700
ABL Facility, maturity July 6, 2014	—	286,500
4 1/8% Senior Notes due July 15, 2017	500,000	500,000
1 7/8% Senior Notes due April 15, 2018 (net of discount of $449)	399,551	—
3 1/4% Senior Notes due April 15, 2023 (net of discount of $2,350)	897,650	—
Capital lease obligations	7,516	7,733
Tax increment financing due February 1, 2035	14,495	14,495
	2,836,212	2,772,228
Less: current portion	(909)	(892)
Long-term portion	$2,835,303	$2,771,336

During the first quarter of 2013, the Company consummated a refinancing, pursuant to which the Company terminated its existing credit agreements, entered into a new five-year unsecured $1.85 billion credit agreement, and issued senior notes with a face value of $1.3 billion, net of discount totaling $2.8 million. The Company’s new senior unsecured credit facilities (the “Facilities”) consist of a $1.0 billion senior unsecured term loan facility (the “Term Facility”), and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”), which provides for the issuance of letters of credit up to $250.0 million. The Company may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million. The Company capitalized $5.9 million of debt issuance costs associated with the Facilities.

Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of May 3, 2013 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. The Company must also pay a facility fee, payable on any used and unused amounts of the Facilities, and letter of credit fees.  The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on the Company’s long-term senior unsecured debt ratings. The weighted average interest rate for borrowings under the Facilities was 1.56% (without giving effect to the interest rate swaps discussed in Note 6), as of May 3, 2013.

The Term Facility will amortize in quarterly installments of $25.0 million, with the first such payment due on August 1, 2014, and final payment at maturity on April 11, 2018. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants which place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of May 3, 2013, the Company was in compliance with all such covenants.  The Facilities also contain customary affirmative covenants and events of default.

As of May 3, 2013 the amount of issued letters of credit related to the Revolving Facility was $46.3 million, and borrowing availability under the Revolving Facility was $786.7 million.

The Company incurred a pretax loss of $18.9 million for the write off of debt issuance costs associated with the termination of its previous credit facilities, which is reflected in Other (income) expense in the condensed consolidated statement of income for the 13-week period ended May 3, 2013.

On March 15, 2012, the Company’s previous senior secured revolving credit facility (“ABL Facility”) was amended to extend its maturity date and increase its total commitment. In connection with the amendment, the Company incurred $2.7 million of debt issuance costs, the unamortized portion of which was written off when this facility was terminated during the first quarter of 2013 as disclosed above. During the 13-week period ended May 4, 2012, the Company recorded a pretax loss of $1.6 million for the write off of a portion of existing debt issuance costs, which is reflected in Other (income) expense in the condensed consolidated statement of income for that period.

On March 30, 2012, the Company’s previous term loan facility was amended to extend the maturity of a portion of such facility. The Company incurred $5.2 million of debt issuance costs associated with this amendment, the unamortized portion of which was written off when this facility was terminated during the first quarter of 2013 as disclosed above.

On July 12, 2012, the Company issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which mature on July 15, 2017. Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year, and commenced on January 15, 2013.

On April 11, 2013, the Company issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.5 million, which mature on April 15, 2018; and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $2.4 million, which mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture (the “Senior Indenture”) as modified by supplemental indentures relating to each series of Senior Notes.  The Company capitalized $10.0 million of debt issuance costs associated with the 2018 Senior Notes and the 2023 Senior Notes. Interest on the 2018 Senior Notes and 2023 Senior Notes is payable in cash on April 15 and October 15 of each year, commencing on October 15, 2013.

The Company may redeem some or all of its Senior Notes at any time at redemption prices set forth in the Senior Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Senior Indenture contains covenants limiting, among other things, the ability of the Company and its restricted subsidiaries to (subject to certain exceptions): consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and to incur or guarantee indebtedness secured by liens on any shares of voting stock of significant subsidiaries.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of May 3, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that such adjustments are not significant to the derivatives’ valuation. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 6, in Level 2 of the fair value hierarchy. The Company’s long-term obligations that are classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements categorized within Level 3 as of May 3, 2013.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 3, 2013
Assets:
Trading securities (a)	$5,558	$—	$—	$5,558
Liabilities:
Long-term obligations (b)	2,869,446	22,011	—	2,891,457
Derivative financial instruments (c)	—	6,084	—	6,084
Deferred compensation (d)	25,346	—	—	25,346

(a)       Reflected at fair value in the consolidated balance sheet as Prepaid expenses and other current assets.

(b)       Reflected at book value in the consolidated balance sheet as Current portion of long-term obligations of $909 and Long-term obligations of $2,835,303.

(c)        Reflected at fair value in the consolidated balance sheet as noncurrent Other liabilities.

(d)       Reflected at fair value in the consolidated balance sheet as Accrued expenses and other current liabilities of $6,873 and noncurrent Other liabilities of $18,473.

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

Cash flow hedges of interest rate risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate changes. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the 13-week periods ended May 3, 2013 and May 4, 2012, such interest rate swaps were used to hedge the variable cash flows associated with variable-rate debt. Any ineffective portion of the change in fair value of the interest rate swaps is recognized directly in earnings.

As of May 3, 2013, the Company had interest rate swaps with a combined notional value of $875.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to these derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

During the 13-week period ended May 3, 2013, the Company entered into treasury locks with a combined notional amount of $700.0 million that were designated as cash flow hedges of interest rate risk on the Company’s forecasted issuance of long term debt. The issuance of the hedged long-term debt on April 11, 2013, as further discussed in Note 4, and the related settlement of the treasury locks on that date resulted in a loss of $13.2 million, which was deferred to OCI.  This amount will be amortized as an increase to interest expense over the next ten years as the Company accrues or pays interest on the hedged long-term debt.  There was no ineffectiveness recognized on these designated treasury locks.

During the next 52-week period, the Company estimates that approximately $4.7 million will be reclassified as an increase to interest expense for its interest rate swaps and treasury locks.

All of the amounts reflected in Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets for the periods presented are related to cash flow hedges.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of May 3, 2013, and May 4, 2012, the Company had no such non-designated hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of May 3, 2013 and February 1, 2013:

(in thousands)	May 3, 2013	February 1, 2013
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as noncurrent Other liabilities	$6,084	$4,822

The tables below present the pre-tax effect of the Company’s derivative financial instruments, including the treasury locks in the current year period, on the condensed consolidated statements of comprehensive income for the 13-week periods ended May 3, 2013 and May 4, 2012:

	13 Weeks Ended
(in thousands)	May 3, 2013	May 4, 2012
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivatives recognized in OCI	$15,327	$36
Loss related to effective portion of derivatives reclassified from Accumulated OCI to Interest expense	$931	$4,185
Loss related to ineffective portion of derivatives recognized in Other (income) expense	$—	$42

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of May 3, 2013, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $6.2 million. If the Company had breached any of these provisions at May 3, 2013, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $6.2 million. As of May 3, 2013, the Company had not breached any of these provisions or posted any collateral related to these agreements.

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

On October 22, 2012, the court entered a Memorandum Opinion granting the Company’s decertification motion.  On December 19, 2012, the court entered an Order decertifying the matter and stating that a separate Order would be entered regarding the opt-in plaintiffs’ rights and Cynthia Richter’s individual claims.  To date, the court has not entered such an Order.

The parties agreed to mediate the matter, and the court informally stayed the action pending the results of the mediation.  Mediations were conducted in January and April 2013, at which times the parties were unable to reach an agreement.  The parties have continued to engage in settlement discussions, but if the parties ultimately are unable to resolve the matter, plaintiff has indicated her intention to appeal the decertification to the United States Court of Appeals for the Eleventh Circuit.

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

On April 9, 2012, the Company was served with a lawsuit filed in the United States District Court for the Eastern District of Virginia entitled Jonathan Marcum v. Dolgencorp. Inc. (Civil Action No. 3:12-cv-00108-JRS) in which the plaintiffs, one of whose conditional offer of employment was rescinded, allege that certain of the Company’s background check procedures violate the Fair Credit Reporting Act (“FCRA”).  Plaintiff Marcum also alleges defamation. According to the complaint and subsequently filed first and second amended complaints, the plaintiffs seek to represent a putative class of applicants in connection with their FCRA claims. The Company filed its response to the original complaint in June 2012 and moved to dismiss certain allegations contained in the first amended complaint in November 2012.  That motion remains pending.  The plaintiffs’ certification motion was due to be filed on or before April 5, 2013; however, plaintiffs asked the Court to stay all deadlines in light of the parties’ ongoing settlement discussions (as more fully described below), and the Court has stayed the matter until June 26, 2013.

The parties have engaged in formal settlement discussions on two occasions, once in January 2013 with a private mediator, and again in March 2013 with a federal magistrate.    Although these formal discussions did not result in a resolution of the matter, the parties have continued informally to discuss potential settlement.  Another formal settlement conference with a federal magistrate is scheduled for June 26, 2013. The Company’s Employment Practices Liability Insurance (“EPLI”) carrier has been placed on notice of this matter and participated in both the formal and informal settlement discussions.  The EPLI Policy covering this matter has a $2 million self-insured retention.

At this time, it is not possible to predict whether the court ultimately will permit the action to proceed as a class under the FCRA.  Although the Company intends to vigorously defend the action, no assurances can be given that it will be successful in the defense on the merits or otherwise.  At this stage in the proceedings, the Company cannot estimate either the size of any potential class or the value of the claims raised by the plaintiff.  Based on settlement discussions and given the Company’s EPLI coverage, the Company believes that it is likely to expend the balance of its self-insured retention in settlement of this litigation or otherwise and, therefore, accrued $1.8 million in the fourth quarter of 2012, an amount that is immaterial to the Company’s financial statements taken as a whole.

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

The Company and the EEOC engaged in the statutorily required conciliation process, and despite the Company’s good faith efforts to resolve the matter, the Commission notified the Company on July 26, 2012 of its view that conciliation had failed.  Based on the Commission’s course of conduct, the Company believes that litigation may ensue; however, no suit has been filed to date.

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

On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) (“Winn-Dixie”) in which the plaintiffs alleged that the sale of food and other items in approximately 55 of the Company’s stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs’ stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers.  Plaintiffs sought damages and an injunction limiting the sale of food and other items in those stores.  Although plaintiffs did not make a demand for any specific amount of damages, documents prepared and produced by plaintiffs during discovery suggested that plaintiffs would seek as much as $47 million although the court limited their ability to prove such damages. The case was consolidated with similar cases against Big Lots and Dollar Tree. The court issued an order on August 10, 2012 in which it (i) dismissed all claims for damages, (ii) dismissed claims for injunctive relief for all but four stores, and (iii) directed the Company to report to the court on its compliance with restrictive covenants at the four stores for which it did not dismiss the claims for injunctive relief. The Company believes that the ruling will have no material impact on the Company’s financial statements or otherwise.  Plaintiffs filed a notice of appeal of the court’s decision on August 28, 2012.  If the court’s ruling is overturned on appeal, in whole or in part, no assurances can be given that the Company will be successful in its ultimate defense of the action on the merits or otherwise.  If the Company is not successful in its defense, the outcome could have a material adverse effect on the Company’s financial statements as a whole.

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

8.                                      Related party transactions

From time to time the Company may conduct business with related parties including Buck Holdings, L.P., or “Buck Holdings,” Kohlberg Kravis Roberts & Co. L.P. or “KKR” and Goldman, Sachs and Co. References herein to these entities include their affiliates. KKR and Goldman, Sachs & Co. indirectly own a portion of the Company’s common stock through their investments in Buck Holdings. Two of KKR’s members and a managing director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

Goldman, Sachs & Co. served as a lender, agent and arranger under the Company’s bank loan Facilities discussed in further detail in Note 4. KKR and Goldman, Sachs & Co. served in similar capacities under the Company’s previous lending arrangements. The Company made interest payments of approximately $12.0 million and $16.1 million on its term loan facilities and $1.1 million and $1.0 million on its revolving credit facilities during the 13-week periods ended May 3, 2013 and May 4, 2012, respectively. In connection with the commencement of the bank loan Facilities in April 2013, Goldman, Sachs & Co. received fees of $0.7 million.  In connection with March 2012 amendments to the Company’s previous bank facilities, KKR received fees of $0.4 million and Goldman, Sachs & Co. received fees of $0.5 million.

KKR and Goldman, Sachs & Co. also served as underwriters for the Company’s issuance of Senior Notes in April 2013 as discussed in Note 4. KKR and Goldman, Sachs & Co. received underwriting fees totaling $0.7 million and $1.5 million, respectively, in connection with these transactions.

KKR and Goldman, Sachs & Co. served as underwriters in connection with the secondary offerings of the Company’s common stock held by certain existing shareholders that were completed in April 2013 and April 2012. The Company did not sell shares of common stock, receive proceeds from such shareholders’ sales of shares of common stock or pay any underwriting fees in connection with the secondary offerings. Certain members of the Company’s management exercised registration rights in connection with such offerings.

The Company repurchased common stock held by Buck Holdings during the first quarter of 2012 as further discussed in Note 10.

9.                                      Segment reporting

The Company manages its business on the basis of one reportable segment. As of May 3, 2013, all of the Company’s operations were located within the United States with the exception of a Hong Kong subsidiary, and a liaison office in India, the collective assets and revenues of which are not material. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
(in thousands)	May 3, 2013	May 4, 2012
Classes of similar products:
Consumables	$3,194,906	$2,877,282
Seasonal	529,281	524,493
Home products	265,811	258,998
Apparel	243,735	240,432
Net sales	$4,233,733	$3,901,205

10.                               Common stock transactions

On March 19, 2013, the Company’s Board of Directors authorized a $500 million increase in its existing common stock repurchase program. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions and other factors. Repurchases under the program may be funded from available cash or borrowings under the Facilities discussed in Note 4.

During the respective 13-week periods ended May 3, 2013 and May 4, 2012, the Company repurchased approximately 0.4 million and 6.8 million shares of its common stock at costs totaling $20.0 million and $300.0 million. As of May 3, 2013, $623.6 million remained available under the Board-approved repurchase program for the repurchase of shares of the Company’s common stock.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of May 3, 2013, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the thirteen-week periods ended May 3, 2013 and May 4, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar General Corporation and subsidiaries as of February 1, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein) and in our report dated March 25, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

June 4, 2013
Nashville, Tennessee

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the year ended February 1, 2013. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 10,662 stores located in 40 states as of May 3, 2013, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The customers we serve are value-conscious, many with low or fixed incomes, and Dollar General has always been intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, we have been operating in an environment with ongoing economic challenges and uncertainties in recent years. Consumers are facing sustained high rates of unemployment, fluctuating food, gasoline and energy costs, historically high medical costs, and a continued weakness in housing and consumer credit markets, and the timetable and strength of economic recovery remains uncertain.  The longer our customers have to manage under such difficult conditions, the more difficult it is for them to stretch their spending dollars, particularly for discretionary purchases. Nonetheless, as a result of our long-term mission of and success in serving these customers, coupled with our vigorous focus on improving our operating and financial performance, we remain optimistic with regard to our ability to achieve our business goals in 2013.

We remain keenly focused on executing the following four operating priorities: 1) drive productive sales growth, 2) increase our gross margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand Dollar General’s culture of serving others.

Our first priority is driving productive sales growth by increasing shopper frequency and transaction amount and maximizing sales per square foot. Specific sales growth initiatives in 2013 include: optimization of space utilization in approximately 3,000 of our more mature stores; improvement of merchandise in-stock levels; the expansion of the number of coolers for refrigerated and frozen foods in approximately 1,700 existing stores; the addition of tobacco products; further progress on our beer and wine rollout; merchandising initiatives for electronics and domestic goods; and store remodels and relocations, including select conversions to Dollar General “Plus” stores, which are slightly larger than our traditional stores with a significantly expanded frozen and refrigerated food section.

Our second priority is to increase our gross profit rate. Over the long-term, we believe we have opportunities to enhance our gross profit rate through effective category management, the expansion of private brand offerings, increased foreign sourcing, shrink reduction, distribution and transportation efficiencies and improvements to our pricing and markdown model, while staying true to our everyday low price commitment. We constantly review our pricing and work diligently to minimize product cost increases as we focus on providing our customers with quality merchandise at great values. In 2013, however, we expect this effort to be very challenging as continued economic pressures limit our customers’ discretionary spending. Sales of non-consumables are expected to remain challenging, and we anticipate a continued shift to lower margin items within consumables and higher inventory shrink, all of which are projected to pressure our gross profit rate.

Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extract costs, particularly Selling, general and administrative expenses (“SG&A”) that do not affect the customer experience, and plan to utilize our procurement capabilities and other initiatives to further these efforts. In addition, we continue to focus on improving our store labor costs as a percentage of sales through further utilization of our workforce management system and increased efficiencies in our store processes.

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

Focus on these priorities has resulted in improved performance in the first quarter of 2013 over the comparable 2012 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales. Unless otherwise noted, the 2013 period refers to the 2013 first quarter and the 2012 period refers to the 2012 first quarter.

•                  Total sales increased 8.5% to $4.23 billion. Sales in same-stores increased 2.6% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended May 3, 2013 were $216.

•                  Gross profit, as a percentage of sales, was 30.6% in the 2013 period compared to 31.5% in the 2012 period, a decline of 89 basis points. The most significant factors affecting the gross profit rate included increased markdowns, a heavier consumables weighting within the sales mix, and a higher shrink rate.

•                  SG&A, as a percentage of sales, was 21.3% compared to 21.6% in the 2012 period, a decrease of 37 basis points. The improvement in SG&A, as a percentage of sales, is primarily due to decreases in incentive compensation expense and workers’ compensation and general liability expenses as well as the impact of improved systems and processes related to store labor costs.

•                  Interest expense decreased by $12.6 million to $24.5 million in the 2013 period due to lower interest rates primarily resulting from refinancing efforts during the last twelve months. Total long-term obligations as of May 3, 2013 were $2.84 billion.

•                  Net income was $220.1 million, or $0.67 per diluted share, compared to net income of $213.4 million, or $0.63 per diluted share, in the 2012 period. Diluted shares outstanding decreased by 11.4 million shares, reflecting the impact of share repurchases.

•                  Cash generated from operating activities was $147.2 million. At May 3, 2013, we had a cash balance of $155.5 million.

•                  Inventory turnover was 5.0 times on a rolling four-quarter basis. Inventories increased 14% on a per store basis over the 2012 period. Improving our in-stock levels, while improving our inventory turns, remains a high priority.

•                  We opened 165 new stores, remodeled or relocated 207 stores, and closed 9 stores during the 2013 period, resulting in a store count of 10,662 as of May 3, 2013.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We follow the convention of a 52-53 week fiscal year that ends on the Friday nearest to January 31. The following text contains references to years 2013 and 2012, which represent the 52-week fiscal years ending January 31, 2014 and February 1, 2013, respectively. References to the first quarter accounting periods for 2013 and 2012 contained herein refer to the 13-week accounting periods ended May 3, 2013 and May 4, 2012, respectively.

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

The following table contains results of operations data for the first 13 weeks of each of 2013 and 2012, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2013 vs. 2012
(dollars in millions, except per share amounts)	May 3, 2013	May 4, 2012	Amount change	% change
Net sales by category:
Consumables	$3,194.9	$2,877.3	$317.6	11.0%
% of net sales	75.46%	73.75%
Seasonal	529.3	524.5	4.8	0.9
% of net sales	12.50%	13.44%
Home products	265.8	259.0	6.8	2.6
% of net sales	6.28%	6.64%
Apparel	243.7	240.4	3.3	1.4
% of net sales	5.76%	6.16%
Net sales	4,233.7	3,901.2	332.5	8.5
Cost of goods sold	2,938.6	2,672.9	265.6	9.9
% of net sales	69.41%	68.52%
Gross profit	1,295.1	1,228.3	66.9	5.4
% of net sales	30.59%	31.48%
Selling, general and administrative expenses	900.1	843.9	56.2	6.7
% of net sales	21.26%	21.63%
Operating profit	395.0	384.3	10.7	2.8
% of net sales	9.33%	9.85%
Interest expense	24.5	37.1	(12.6)	(33.9)
% of net sales	0.58%	0.95%
Other (income) expense	18.9	1.7	17.2	—
% of net sales	0.45%	0.04%
Income before income taxes	351.6	345.6	6.0	1.7
% of net sales	8.31%	8.86%
Income tax expense	131.5	132.2	(0.6)	(0.5)
% of net sales	3.11%	3.39%
Net income	$220.1	$213.4	$6.7	3.1%
% of net sales	5.20%	5.47%
Diluted earnings per share	$0.67	$0.63	$0.04	6.3%

13 WEEKS ENDED MAY 3, 2013 AND MAY 4, 2012

Net Sales. The net sales increase in the 2013 first quarter reflects a same-store sales increase of 2.6% compared to the 2012 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2013 quarter, there were 9,902 same-stores which accounted for sales of $3.96 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards, the expansion of our merchandise offerings, improved utilization of store square footage and enhanced marketing efforts.

Gross Profit. The gross profit rate as a percentage of sales was 30.6% in the first quarter of 2013 compared to 31.5% in the first quarter of 2012, a decline of 89 basis points. Higher markdowns unfavorably impacted our gross profit rate, and consumables, which generally have lower markups than non-consumables, represented a greater percentage of sales in the 2013 period than in the 2012 period. In addition, we had a higher inventory shrinkage rate and lower initial inventory markups compared to the prior year period. Partially offsetting these factors were improved transportation efficiencies due in part to a decrease in average miles per delivery enabled by our new distribution centers and other logistics initiatives as well as moderately lower fuel rates.

SG&A Expense. SG&A expense was 21.3% as a percentage of sales in the 2013 period compared to 21.6% in the 2012 period, an improvement of 37 basis points. Decreases in incentive compensation expense and workers’ compensation and general liability expenses contributed to the overall decrease in SG&A as a percentage of sales.  Retail labor expense increased at a rate lower than our increase in sales, partially due to ongoing benefits of our workforce management system. The above items were partially offset by costs that increased at a rate higher than our increase in sales, including advertising expense, rent expense, depreciation and amortization, and utilities expense.

Interest Expense. The decrease in interest expense in the 2013 period compared to the 2012 period is due to lower all-in interest rates primarily resulting from our refinancing efforts during the last twelve months.

Other (Income) Expense. In the 2013 period, we recorded pretax losses of $18.9 million resulting from the termination of our senior secured credit facilities. In the 2012 period, we recorded pretax losses of $1.6 million resulting from an amendment to our senior secured revolving credit facility.

Income Taxes. The effective income tax rate for the 2013 period was 37.4% compared to a rate of 38.2% for the 2012 period which represents a net decrease of 0.8%. We receive a significant income tax benefit related to salaries paid to certain newly hired employees that qualify for federal jobs credits (principally the Work Opportunity Tax Credit or “WOTC”).  The federal law authorizing the WOTC credit was not in effect during the 13-week period ended May 4, 2012 but was retroactively re-enacted later in our 2012 fiscal year and currently applies to eligible employees hired on or before December 31, 2013.  The availability of these credits in the 2013 period is the principal reason for the decrease in the 2013 effective income tax rate as compared to the 2012 period when the credits were generally not available.  Whether these credits will be available for employees hired after December 31, 2013 depends upon a change in the tax law that extends the expiration date of this credit provision, the certainty and timing of which are currently unclear.

Liquidity and Capital Resources

Facilities

During the first quarter of 2013, we consummated a refinancing pursuant to which we terminated our existing credit agreements, entered into a new five year $1.85 billion unsecured credit agreement, and issued senior notes with a face value of $1.3 billion, net of discount totaling $2.8 million. Our new senior unsecured credit facilities (the “Facilities”) consist of a $1.0 billion senior unsecured term loan facility (the “Term Facility”), and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $250.0 million. We may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million.

Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of May 3, 2013 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused amounts of the Facilities, and letter of credit fees.  The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on our long-term senior unsecured debt ratings.

The Term Facility will amortize in quarterly installments of $25.0 million, with the first such payment due on August 1, 2014, and final payment at maturity on April 11, 2018. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants which place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of May 3, 2013, we were in compliance with all such covenants.  The Facilities also contain customary affirmative covenants and events of default.

As of May 3, 2013, the letter of credit amounts related to the Revolving Facility were $46.3 million and borrowing availability under the Revolving Facility was $786.7 million. We anticipate potential borrowings under the Revolving Facility in fiscal 2013 up to a maximum of approximately $200 million outstanding at any one time.

Senior Notes

On July 12, 2012, we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which mature on July 15, 2017. Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year, and commenced on January 15, 2013.

On April 11, 2013, we issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.5 million, which mature on April 15, 2018; and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $2.4 million, which mature on April 15,

2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture (the “Senior Indenture”) as modified by supplemental indentures relating to each series of Senior Notes.  Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year, commencing on October 15, 2013.

We may redeem some or all of the Senior Notes at any time at redemption prices set forth in the Senior Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of our Senior Notes has the right to require us to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Senior Indenture contains covenants limiting, among other things, our ability and our restricted subsidiaries’ ability (subject to certain exceptions): to consolidate, merge, or sell or otherwise dispose of all or substantially all of our assets and to incur or guarantee indebtedness secured by liens on any shares of voting stock of significant subsidiaries.

The Senior Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on our Senior Notes to become or to be declared due and payable.

Adjusted EBITDA

EBITDA is defined as income (loss) from continuing operations before cumulative effect of change in accounting principles plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted to give effect to adjustments noted in the table below.

EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability, and should not be considered as alternatives to (1) net income, operating income or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements and replacements of fixed assets.

Our presentation of EBITDA and Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Our management uses Adjusted EBITDA as a supplemental performance measure. Management believes that the presentation of EBITDA and Adjusted EBITDA is useful to investors because these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the operating performance of companies in industries similar to ours.

The following table sets forth a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	13-weeks ended		52-weeks ended
(in millions)	May 3, 2013	May 4, 2012	May 3, 2013	February 1 2013
Net income	$220.1	$213.4	$959.4	$952.7
Add (subtract):
Interest expense	24.5	37.1	115.3	127.9
Depreciation and amortization	78.4	69.9	302.0	293.5
Income taxes	131.5	132.2	544.0	544.7
EBITDA	454.5	452.6	1,920.7	1,918.8

Adjustments:
Loss on debt retirements	18.9	1.6	47.9	30.6
Gain on hedging instruments	—	—	(2.4)	(2.4)
Non-cash expense for share-based awards	5.3	4.8	22.2	21.7
Indirect costs related to stock offerings	0.5	0.4	1.5	1.4
Other non-cash charges (including LIFO)	0.9	3.2	8.1	10.4
Other	—	0.6	1.9	2.5
Total Adjustments	25.6	10.6	79.2	64.2

Adjusted EBITDA	$480.1	$463.2	$1,999.9	$1,983.0

Contractual Obligations

The amendments to the Facilities discussed above resulted in changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013. The following table summarizes our significant contractual obligations for long-term debt obligations and related interest as of May 3, 2013 (in thousands):

	Payments Due by Period
Contractual obligations	Total	1 year	1-3 years	3-5 years	5+ years
Long-term debt obligations	$2,831,495	$—	$200,305	$1,717,770	$913,420
Interest (a)	498,147	76,673	150,160	125,171	146,143

(a)               Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using rates as of May 3, 2013.  Variable rate long-term debt includes the balance of the senior unsecured term and revolving credit facility with a total outstanding balance of $1.017 billion (net of the effect of interest rate swaps), and the balance of our tax increment financing of $14.5 million.

Current Financial Condition / Recent Developments

At May 3, 2013, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.84 billion. We had $786.7 million available for borrowing under our Revolving Facility at that date. We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

Our inventory balance represented approximately 49% of our total assets exclusive of goodwill and other intangible assets as of May 3, 2013. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

In March 2013, Moody’s upgraded our senior unsecured debt rating to Baa3 from Ba2 with a stable outlook. In April 2013, Standard & Poor’s upgraded our senior unsecured debt rating to BBB- from BB+ and reaffirmed our corporate debt rating of BBB-, both with a stable outlook. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to obtain financings to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

Cash flows from operating activities. Cash flows from operating activities were $147.2 million in the 2013 period, a decline of $45.4 million compared to the 2012 period. Changes in Accounts payable had the most significant impact and were due primarily to the timing and mix of merchandise purchases, the most significant category of which were domestic purchases. A portion of the changes in Prepaid and other current assets as well as Accrued expenses and other reflect the activity associated with a previously recorded legal settlement for which cash was received and paid in the 2012 period. Changes in Accrued expenses and other were also affected by sales and other tax accruals due in part to increased sales volume. Reduced bonus payments and interest payments in the 2013 period compared to the 2012 period partially offset the items noted above. Additionally, we had higher net income and lower SG&A expenses, as a percentage of sales, in the 2013 period as described in more detail above under “Results of Operations.”

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories rose slightly during the first quarter of 2013 and declined slightly in the first quarter of 2012. In the 2013 period compared to the respective 2012 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased 6% compared to a 3% increase; the seasonal category declined by 5% compared to a 2% decline; the home products category declined by 4% compared to a 1% decline; and apparel declined by 9% compared to a 10% decline.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2013 period included the following approximate amounts: $74 million for improvements, upgrades, remodels and relocations of existing stores; $30 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $25 million for stores purchased or built by us; $14 million for distribution and transportation-related capital expenditures; and $6 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2013 period, we opened 165 new stores and remodeled or relocated 207 stores.

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

Capital expenditures during 2013 are projected to be in the range of $575 million to $625 million. We anticipate funding 2013 capital requirements with cash flows from operations, and if necessary, we also have significant availability under our Revolving Facility. We plan to continue to invest in store growth and development of approximately 635 new stores and approximately 550 stores to be remodeled or relocated. Capital expenditures in 2013 are earmarked primarily for our ongoing growth initiatives.

Cash flows from financing activities. Proceeds from the issuance of long-term obligations include the $1.0 billion unsecured Term Facility and the issuance of the Senior Notes totaling approximately $1.3 billion, the proceeds from which were used to extinguish our previous secured term loan and revolving credit facilities which had balances of $1.96 billion and $155.6 million at the date of termination. Net repayments under our revolving credit facilities were $113.9 million during the 2013 period compared to net borrowings of $263.1 million during the 2012 period. We paid debt issuance costs and hedging fees totaling $29.2 million in the 2013 period related to our refinancing. During the 2013 and 2012 periods, we repurchased 0.4 million and 6.8 million outstanding shares of our common stock at a total cost of $20.0 million and $300.0 million, respectively.

Share Repurchase Program

On March 19, 2013, the Company’s Board of Directors authorized a $500 million increase to our existing common stock repurchase program. At May 3, 2013, we had $623.6 million remaining under the share repurchase authorization for our common stock. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and has no expiration date.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the period from March 20 to March 27, 2013, we entered into six treasury locks with a combined notional amount of $700.0 million and a weighted-average 10-year U.S. Treasury rate of 1.94% that were designated as cash flow hedges of interest rate risk on the planned issuance of our 10-year senior notes. The issuance of the 3 1/4% Senior Notes due 2023 occurred on April 11, 2013.

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

(b)           Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended May 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.             RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013 except that we have amended and restated below certain risk factors pertaining to our outstanding debt as a result of our debt refinancing in April 2013.

Our substantial debt could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or other opportunities or to react to changes in the economy or our industry.

At May 3, 2013, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.8 billion, including a $1.0 billion unsecured term loan facility which matures on April 11, 2018, $500.0 million aggregate principal amount of 4.125% senior notes due 2017, $400.0 million aggregate principal amount of 1.875% senior notes due 2018 and $900.0 million aggregate principal amount of 3.25% senior notes due 2023. We also had an additional $786.7 million available for borrowing under our unsecured revolving credit facility which is scheduled to mature on April 11, 2018. This level of debt could have important negative consequences to our business, including:

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

The borrowings under our term loan facility and revolving credit facility bear interest at variable rates. Other debt we incur also could be variable rate debt. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we have entered and may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Our debt agreements contain restrictions that could limit our flexibility in operating our business.

Our credit facilities and the indenture governing our notes contain various covenants that could limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries’ ability to, among other things:

•                  incur indebtedness of subsidiaries;

•                  create certain liens or encumbrances;

•                  merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and

•                  make any material change in the nature of our business.

We are also subject to specified financial ratio covenants under our credit facilities.  Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and other covenants. A breach of any of these covenants could result in a default under the agreement governing such indebtedness and inability to borrow additional amounts under our revolving credit facility. Upon our failure to maintain compliance with these covenants, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit thereunder. If the lenders under such indebtedness accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our other indebtedness, including our outstanding notes.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt securities currently have an investment grade rating. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. In addition, the interest rate on our credit facilities is tied to a ratings grid. If our ratings decline, it could expose us to higher debt service requirements, which could adversely affect our cash flow.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended May 3, 2013 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) ($)
02/02/13-02/28/13	—	—	—	143,565,000
03/01/13-03/31/13	—	—	—	643,565,000
04/01/13-05/03/13	394,413	50.71	394,413	623,565,000
Total	394,413	50.71	394,413	623,565,000

(a)    On March 19, 2013, our Board of Directors increased the authorization under our existing share repurchase program by $500 million. The share repurchase program was publicly announced on September 5, 2012, and the increase in the authorization under such program was announced on March 25, 2013.  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization has no expiration date.

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

•                  factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended February 1, 2013; and

•                  factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

DOLLAR GENERAL CORPORATION

Date:	June 4, 2013	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Charter of Dollar General Corporation (complete copy as amended for SEC filing purposes only)

4.1

Credit Agreement, dated as of April 11, 2013, among Dollar General Corporation, as borrower, Citibank, N.A. as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001-11421)).

4.2

Third Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001-11421)).

4.3

Fourth Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001-11421)).

10.1	Dollar General Corporation 2013 Teamshare Bonus Program for Named Executive Officers

10.2	Employment Agreement effective March 24, 2013, by and between Dollar General Corporation and John Flanigan

10.3	Employment Agreement effective March 24, 2013, by and between Dollar General Corporation and Robert Ravener

10.4	Summary of Non-Employee Director Compensation effective April 1, 2013

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document