Form 10-Q
period 2013-08-02
DOLLAR GENERAL CORP
filed 2013-09-04
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2013

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

The registrant had 323,608,057 shares of common stock outstanding on August 26, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 2, 2013	February 1, 2013
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$169,220	$140,809
Merchandise inventories	2,533,766	2,397,175
Income taxes receivable	7,894	—
Prepaid expenses and other current assets	153,863	139,129
Total current assets	2,864,743	2,677,113
Net property and equipment	2,244,651	2,088,665
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,212,821	1,219,543
Other assets, net	38,826	43,772
Total assets	$10,699,630	$10,367,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$25,927	$892
Accounts payable	1,254,856	1,261,607
Accrued expenses and other	412,854	357,438
Income taxes payable	17,980	95,387
Deferred income taxes	28,573	23,223
Total current liabilities	1,740,190	1,738,547
Long-term obligations	2,845,138	2,771,336
Deferred income taxes	647,780	647,070
Other liabilities	235,046	225,399

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	283,120	286,185
Additional paid-in capital	2,998,785	2,991,351
Retained earnings	1,960,068	1,710,732
Accumulated other comprehensive loss	(10,497)	(2,938)
Total shareholders’ equity	5,231,476	4,985,330
Total liabilities and shareholders’ equity	$10,699,630	$10,367,682

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Net sales	$4,394,651	$3,948,655	$8,628,384	$7,849,860
Cost of goods sold	3,017,361	2,685,432	5,955,946	5,358,381
Gross profit	1,377,290	1,263,223	2,672,438	2,491,479
Selling, general and administrative expenses	964,468	876,009	1,864,616	1,719,941
Operating profit	412,822	387,214	807,822	771,538
Interest expense	20,631	35,666	45,147	72,740
Other (income) expense	—	26,557	18,871	28,228
Income before income taxes	392,191	324,991	743,804	670,570
Income tax expense	146,716	110,851	278,246	243,015
Net income	$245,475	$214,140	$465,558	$427,555

Earnings per share:
Basic	$0.76	$0.64	$1.43	$1.28
Diluted	$0.75	$0.64	$1.42	$1.27

Weighted average shares outstanding:
Basic	324,770	333,001	325,872	334,541
Diluted	325,639	335,521	326,886	337,507

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Net income	$245,475	$214,140	$465,558	$427,555
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $793, $(1,612), $(4,835), and $9, respectively	1,209	(2,510)	(7,559)	19
Comprehensive income	$246,684	$211,630	$457,999	$427,574

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	August 2, 2013	August 3, 2012

Cash flows from operating activities:
Net income	$465,558	$427,555
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	163,237	146,260
Deferred income taxes	5,163	(844)
Tax benefit of share-based awards	(23,717)	(59,235)
Loss on debt retirement, net	18,871	30,620
Noncash share-based compensation	10,843	10,224
Other noncash gains and losses	(176)	3,332
Change in operating assets and liabilities:
Merchandise inventories	(133,414)	(139,998)
Prepaid expenses and other current assets	(14,245)	(1,847)
Accounts payable	(10,855)	68,515
Accrued expenses and other liabilities	65,737	(35,276)
Income taxes	(61,584)	(74,001)
Other	(1,303)	(1,813)
Net cash provided by (used in) operating activities	484,115	373,492

Cash flows from investing activities:
Purchases of property and equipment	(308,526)	(303,988)
Proceeds from sales of property and equipment	258	426
Net cash provided by (used in) investing activities	(308,268)	(303,562)

Cash flows from financing activities:
Issuance of long-term obligations	2,297,177	500,000
Repayments of long-term obligations	(2,119,536)	(477,846)
Borrowings under revolving credit facilities	823,900	1,035,400
Repayments of borrowings under revolving credit facilities	(902,800)	(815,200)
Debt issuance costs	(15,996)	(15,067)
Payments for cash flow hedge related to debt issuance	(13,217)	—
Repurchases of common stock	(219,981)	(300,000)
Other equity transactions, net of employee taxes paid	(20,700)	(48,421)
Tax benefit of share-based awards	23,717	59,235
Net cash provided by (used in) financing activities	(147,436)	(61,899)

Net increase (decrease) in cash and cash equivalents	28,411	8,031
Cash and cash equivalents, beginning of period	140,809	126,126
Cash and cash equivalents, end of period	$169,220	$134,157

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$43,251	$46,917

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of August 2, 2013 and results of operations for the 13-week and 26-week accounting periods ended August 2, 2013 and August 3, 2012 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $(2.4) million and $(0.5) million in the respective 13-week periods, and $(2.8) million and $1.1 million in the respective 26-week periods, ended August 2, 2013 and August 3, 2012. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

In February 2013, the Financial Accounting Standards Board issued an accounting standards update which requires additional disclosures with regard to an entity’s balances of and amounts reclassified out of accumulated other comprehensive income in its financial statements. The Company adopted this guidance in the first quarter of 2013. All of the Company’s related balances are cash flow hedges, and the required disclosures are reflected in Note 6 below. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Certain financial statement amounts relating to prior periods may have been reclassified to conform to the current period presentation where applicable.

2.                                      Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended August 2, 2013			13 Weeks Ended August 3, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$245,475	324,770	$0.76	$214,140	333,001	$0.64
Effect of dilutive share-based awards		869			2,520
Diluted earnings per share	$245,475	325,639	$0.75	$214,140	335,521	$0.64

	26 Weeks Ended August 2, 2013			26 Weeks Ended August 3, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$465,558	325,872	$1.43	$427,555	334,541	$1.28
Effect of dilutive share-based awards		1,014			2,966
Diluted earnings per share	$465,558	326,886	$1.42	$427,555	337,507	$1.27

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 1.5 million and 1.0 million in the 2013 and 2012 periods, respectively.

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

The Internal Revenue Service (“IRS”) has previously examined the Company’s 2008 and earlier federal income tax returns. As a result, the 2008 and earlier tax years are not open for further examination by the IRS.  The IRS, at its discretion, may choose to examine the Company’s 2009 through 2012 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2009 and later tax years remain open for examination by the various state taxing authorities.

As of August 2, 2013, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $24.9 million, $2.9 million and $0.4 million, respectively, for a total of $28.2 million. Of this amount, $2.3 million and $25.9 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $10.0 million in the coming twelve months principally as a result of the expiration of the statute of limitations. As of August 2, 2013, approximately $24.9 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for both the 13-week and 26-week periods ended August 2, 2013 were 37.4%, compared to rates of 34.1% and 36.2% for the 13-week and 26-week periods ended August 3, 2012, respectively. The 2012 periods were favorably impacted by the resolution of income tax examinations that did not reoccur, to the same extent, in the 2013 periods.  Partially offsetting the increase associated with the favorable 2012 examination activity was an increase in 2013 income tax benefits associated with federal jobs credits. The Company receives a significant income tax benefit related to salaries paid to certain newly hired employees that qualify for federal jobs credits (principally the Work Opportunity Tax Credit or “WOTC”).  The federal law authorizing the WOTC credit was not in effect during the 26-week period ended August 3, 2012 but was retroactively re-enacted later in the Company’s 2012 fiscal year and currently applies to eligible employees hired on or before December 31, 2013. Whether these credits will be available for employees hired after December 31, 2013 depends upon a change in the tax law that extends the expiration date of these credit provisions, the certainty and timing of which are currently unclear.

4.                                      Current and long-term obligations

Current and long-term obligations consist of the following:

(In thousands)	August 2, 2013	February 1, 2013
Senior unsecured credit facilities, maturity April 11, 2018:
Term Facility	$1,000,000	$—
Revolving Facility	52,000	—
Senior secured term loan facility:
Maturity July 6, 2014	—	1,083,800
Maturity July 6, 2017	—	879,700
ABL Facility, maturity July 6, 2014	—	286,500
4 1/8% Senior Notes due July 15, 2017	500,000	500,000
1 7/8% Senior Notes due April 15, 2018 (net of discount of $427)	399,573	—
3 1/4% Senior Notes due April 15, 2023 (net of discount of $2,300)	897,700	—
Capital lease obligations	7,297	7,733
Tax increment financing due February 1, 2035	14,495	14,495
	2,871,065	2,772,228
Less: current portion	(25,927)	(892)
Long-term portion	$2,845,138	$2,771,336

During the first quarter of 2013, the Company consummated a refinancing, pursuant to which the Company terminated its existing senior secured credit agreements, entered into a new five-year unsecured $1.85 billion credit agreement, and issued senior notes with a face value of $1.3 billion, net of discount totaling $2.8 million at issuance. The Company’s new senior unsecured credit facilities (the “Facilities”) consist of a $1.0 billion senior unsecured term loan facility (the “Term Facility”), and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”), which provides for the issuance of letters of credit up to $250.0 million. The Company may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million. The Company capitalized $5.9 million of debt issuance costs associated with the Facilities.

Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of August 2, 2013 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. The Company must also pay a facility fee, payable on any used and unused amounts of the Facilities, and letter of credit fees.  The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on the Company’s long-term senior unsecured debt ratings. The weighted average interest rate for borrowings under the Facilities was 1.57% (without giving effect to the interest rate swaps discussed in Note 6), as of August 2, 2013.

The Term Facility will amortize in quarterly installments of $25.0 million, with the first such payment due on August 1, 2014, and final payment at maturity on April 11, 2018. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants which place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of August 2, 2013, the Company was in compliance with all such covenants.  The Facilities also contain customary affirmative covenants and events of default.

As of August 2, 2013 the amount of issued letters of credit related to the Revolving Facility was $44.2 million, and borrowing availability under the Revolving Facility was $753.8 million.

The Company incurred a pretax loss of $18.9 million for the write off of debt issuance costs associated with the termination of the senior secured credit facilities, which is reflected in Other (income) expense in the condensed consolidated statement of income for the 26-week period ended August 2, 2013.

On March 15, 2012, the Company’s previous senior secured revolving credit facility (“ABL Facility”) was amended to extend its maturity date and increase its total commitment. In connection with the amendment, the Company incurred $2.7 million of debt issuance costs, the unamortized portion of which was written off when this facility was terminated during the first quarter of 2013 as disclosed above. During the 26-week period ended August 3, 2012, the Company recorded a pretax loss of $1.6 million for the write off of a portion of existing debt issuance costs, which is reflected in Other (income) expense in the condensed consolidated statement of income for that period.

On March 30, 2012, the Company’s previous term loan facility was amended to extend the maturity of a portion of such facility. The Company incurred $5.2 million of debt issuance costs associated with this amendment, the unamortized portion of which was expensed when this facility was terminated during the first quarter of 2013 as disclosed above, and is reflected in Other (income) expense in the condensed consolidated statement of income for the 26-week period ended August 2, 2013.

On July 12, 2012, the Company issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which mature on July 15, 2017. Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year, and commenced on January 15, 2013.

On April 11, 2013, the Company issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.5 million, which mature on April 15, 2018; and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $2.4 million, which mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture (the “Senior Indenture”) as modified by supplemental indentures relating to each series of Senior Notes.  The Company capitalized $10.1 million of debt issuance costs associated with the 2018 Senior Notes and the 2023 Senior Notes. Interest on the 2018 Senior Notes and 2023 Senior Notes is payable in cash on April 15 and October 15 of each year, commencing on October 15, 2013.

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

The Senior Indenture contains covenants limiting, among other things, the ability of the Company (subject to certain exceptions) to consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and the ability of the Company and its subsidiaries to incur or guarantee indebtedness secured by liens on any shares of voting stock of significant subsidiaries.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of August 2, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that such adjustments are not significant to the derivatives’ valuation. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 6, in Level 2 of the fair value hierarchy. The Company’s long-term obligations that are classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements categorized within Level 3 as of August 2, 2013.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 2, 2013
Assets:
Trading securities (a)	$1,973	$—	$—	$1,973
Liabilities:
Long-term obligations (b)	2,800,635	21,792	—	2,822,427
Derivative financial instruments (c)	—	4,411	—	4,411
Deferred compensation (d)	23,047	—	—	23,047

(a)       Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets.

(b)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $25,927 and Long-term obligations of $2,845,138.

(c)        Reflected in the condensed consolidated balance sheet as noncurrent Other liabilities.

(d)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $3,971 and noncurrent Other liabilities of $19,076.

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

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the 13-week and 26-week periods ended August 2, 2013 and August 3, 2012, such interest rate swaps were used to hedge the variable cash flows associated with variable-rate debt. Any ineffective portion of the change in fair value of the interest rate swaps is recognized directly in earnings.

As of August 2, 2013, the Company had interest rate swaps with a combined notional value of $875.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to these derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

During the 26-week period ended August 2, 2013, the Company entered into treasury locks with a combined notional amount of $700.0 million that were designated as cash flow hedges of interest rate risk on the Company’s forecasted issuance of long term debt. The issuance of the hedged long-term debt occurred on April 11, 2013 in the form of senior notes due April 15, 2023, as further discussed in Note 4, and the related settlement of the treasury locks on that date resulted in a loss of $13.2 million which was deferred to OCI.  This amount will be amortized as an increase to interest expense over the period corresponding to the debt’s maturity as the Company accrues or pays interest on the hedged long-term debt.  There was no ineffectiveness recognized on these designated treasury locks.

During the next 52-week period, the Company estimates that approximately $4.5 million will be reclassified as an increase to interest expense for its interest rate swaps and treasury locks.

All of the amounts reflected in Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets for the periods presented are related to cash flow hedges.

Non-designated hedges of commodity risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of August 2, 2013, and August 3, 2012, the Company had no such non-designated hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of August 2, 2013 and February 1, 2013:

(in thousands)	August 2, 2013	February 1, 2013
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as noncurrent Other liabilities	$4,411	$4,822

The tables below present the pre-tax effect of the Company’s derivative financial instruments, including the treasury locks in the current year period, on the condensed consolidated statements of comprehensive income for the 13-week and 26-week periods ended August 2, 2013 and August 3, 2012:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Derivatives in Cash Flow Hedging Relationships
(Gain) loss related to effective portion of derivatives recognized in OCI	$(809)	$8,506	$14,518	$8,542
Loss related to effective portion of derivatives reclassified from Accumulated OCI to Interest expense	$1,193	$4,386	$2,124	$8,571
Gain related to ineffective portion of derivatives recognized in Other (income) expense	$—	$(2,434)	$—	$(2,392)

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of August 2, 2013, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $4.5 million. If the Company had breached any of these provisions at August 2, 2013, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $4.5 million. As of August 2, 2013, the Company had not breached any of these provisions or posted any collateral related to these agreements.

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

The parties agreed to mediate the matter, and the court informally stayed the action pending the results of the mediation.  Mediations were conducted in January, April and August 2013.  On August 10, 2013, the parties reached a preliminary agreement, which must be submitted to and approved by the court, to resolve the matter for up to $8.5 million.  The Company has deemed the settlement probable and recorded such amount as the estimated expense in the second quarter of 2013.

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the Richter action is not appropriate for collective action treatment. The Company has obtained summary judgment in some, although not all, of its pending individual or single-plaintiff store manager exemption cases in which it has filed such a motion.

At this time, although probable, it is not certain that the court will approve the settlement.  If it does not, and the case proceeds, it is not possible to predict whether Richter ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful in its defense of the action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted if this action were to proceed. For these reasons, the Company is unable to estimate any potential loss or range of loss in such a scenario; however, if the Company is not successful in its defense efforts, the resolution of Richter could have a material adverse effect on the Company’s financial statements as a whole.

On April 9, 2012, the Company was served with a lawsuit filed in the United States District Court for the Eastern District of Virginia entitled Jonathan Marcum v. Dolgencorp. Inc. (Civil Action No. 3:12-cv-00108-JRS) in which the plaintiffs, one of whose conditional offer of employment was rescinded, allege that certain of the Company’s background check procedures violate the Fair Credit Reporting Act (“FCRA”).  Plaintiff Marcum also alleges defamation. According to the complaint and subsequently filed first and second amended complaints, the plaintiffs seek to represent a putative class of applicants in connection with their FCRA claims. The Company filed its response to the original complaint in June 2012 and moved to dismiss certain allegations contained in the first amended complaint in November 2012.  That motion remains pending.  The plaintiffs’ certification motion was due to be filed on or before April 5, 2013; however, plaintiffs asked the court to stay all deadlines in light of the parties’ ongoing settlement discussions (as more fully described below), and the court stayed the matter until August 13, 2013. Although the stay has expired, the court has not issued a new scheduling order or otherwise imposed any new deadlines on the parties.

The parties have engaged in formal settlement discussions on three occasions, once in January 2013 with a private mediator, and again in March 2013 and July 2013 with a federal magistrate. Although these formal discussions did not result in a resolution of the matter, the parties have continued informally to discuss potential settlement.  The Company’s Employment Practices Liability Insurance (“EPLI”) carrier has been placed on notice of this matter and participated in both the formal and informal settlement discussions.  The EPLI Policy covering this matter has a $2 million self-insured retention.

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

In September 2011, the Chicago Regional Office of the United States Equal Employment Opportunity Commission (“EEOC” or “Commission”) notified the Company of a cause finding related to the Company’s criminal background check policy.  The cause finding alleges that Dollar General’s criminal background check policy, which excludes from employment individuals with certain criminal convictions for specified periods, has a disparate impact on African-American candidates and employees in violation of Title VII of the Civil Rights Act of 1964, as amended (“Title VII”).

The Company and the EEOC engaged in the statutorily required conciliation process, and despite the Company’s good faith efforts to resolve the matter, the Commission notified the Company on July 26, 2012 of its view that conciliation had failed.

On June 11, 2013, the EEOC filed a lawsuit in the United States District Court for the Northern District of Illinois entitled Equal Opportunity Commission v. Dolgencorp, LLC d/b/a

Dollar General (Case No. 1:13-cv-04307) in which the Commission alleges that the Company’s criminal background check policy has a disparate impact on “Black Applicants” in violation of Title VII and seeks to recover monetary damages and injunctive relief on behalf of a class of “Black Applicants.”  The Company filed its Answer to the Complaint on August 9, 2013.

The court has ordered the parties to participate in a settlement conference on November 18, 2013.  The court has not entered a scheduling order and there are no other pending deadlines at this time.

The Company believes that its criminal background check process is both lawful and necessary to a safe environment for its employees and customers and the protection of its assets and shareholders’ investments.  The Company also does not believe that this matter is amenable to class or similar treatment.  However, at this time, it is not possible to predict whether the action will ultimately be permitted to proceed as a class or in a similar fashion or the size of any putative class.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and, therefore, the Company cannot estimate the potential exposure or range of potential loss.  If the matter were to proceed successfully as a class or similar action or the Company is unsuccessful in its defense efforts as to the merits of the action, it could have a material impact on the Company’s financial statements as a whole.

On May 23, 2013, a lawsuit entitled Juan Varela v. Dolgen California and Does 1 through 50 (Case No. RIC 1306158) was filed in the Superior Court of the State of California for the County of Riverside in which the plaintiff alleges that he and other “key carriers” were not provided with meal and rest periods in violation of California law and seeks to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys’ fees and costs.  The Varela plaintiff seeks to represent a putative class of California “key carriers” as to these claims.  The Varela plaintiff also asserts a claim for unfair business practices and seeks to proceed under California’s Private Attorney General Act (“PAGA”).

The Company removed the action to the United States District Court for the Central District of California (Case No. EDCV 13-01172-VAP(SPx) on July 1, 2013, and filed its Answer to the Complaint on July 1, 2013.  On July 30, 2013, the plaintiff moved to remand the action to state court.  The Company’s response to that motion was filed on August 19, 2013, and the motion is set to be heard on September 9, 2013.

Similarly, on June 6, 2013, a lawsuit entitled Victoria Lee Dinger Main v. Dolgen California, LLC and Does 1 through 100 (Case No. 34-2013-00146129) was filed in the Superior Court of the State of California for the County of Sacramento.  The Main plaintiff alleges that she and other “key carriers” were not provided with meal and rest periods, accurate wage statements and appropriate pay upon termination in violation of California wage and hour laws and seeks to recover alleged unpaid wages, declaratory relief, restitution, statutory penalties and attorneys’ fees and costs.  The Main plaintiff seeks to represent a putative class of California “key carriers” as to these claims.  The Main plaintiff also asserts a claim for unfair business practices and seeks to proceed under the PAGA.

The Company removed this action to the United States District Court for the Eastern District of California on August 7, 2013, and filed its Answer to the Complaint on August 6, 2013.

The Company believes that its policies and practices comply with California law and that the Varela and Main actions are not appropriate for class treatment.  The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Main or Varela action ultimately will be permitted to proceed as a class, and no assurances can be given that the Company will be successful in its defense of either action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Varela and Main actions. For these reasons, the Company is unable to estimate any potential loss or range of loss in either matter; however, if the Company is not successful in its defense efforts, the resolution of either action could have a material adverse effect on the Company’s financial statements as a whole.

On May 31, 2013, a lawsuit entitled Judith Wass v. Dolgen Corp, LLC (Case No. 13PO-CC00039) was filed in the Circuit Court of Polk County, Missouri.  The Wass plaintiff seeks to proceed collectively on behalf of a nationwide class of similarly situated non-exempt store employees who allegedly were not properly paid for certain breaks in violation of the Fair Labor Standards Act (“FLSA”).  The Wass plaintiff seeks back wages (including overtime), injunctive and declaratory relief, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs.

On July 11, 2013, the Company removed this action to the United States District Court for the Western District of Missouri (Case No. 6:113-cv-03267-JFM).  The Company filed its Answer on July 18, 2013. The court ordered the parties to mediate this action on or before December 6, 2013. There are no other pending deadlines at this time.

Similarly, on July 2, 2013, a lawsuit entitled Rachel Buttry and Jennifer Peters v. Dollar General Corp. (Case no. 3:13-cv-00652) (“Buttry”) was filed in the Middle District of Tennessee.  The Buttry plaintiffs seek to proceed on a nationwide collective basis under the FLSA and as a statewide class under Tennessee law on behalf of non-exempt store employees who allegedly were not properly paid for certain breaks.  The Buttry plaintiffs seek back wages (including overtime), injunctive and declaratory relief, liquidated damages, compensatory and economic damages, “consequential” and “incidental” damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs.

The Company filed its Answer on August 7, 2013. The plaintiff’s motion for conditional certification is due to be filed on or before December 20, 2013. The plaintiff’s motion for class certification is due to be filed on or before September 22, 2014. The court has set this matter for trial on February 17, 2015.

The Company believes that its wage and hour policies and practices comply with both the FLSA and Tennessee law and that the Wass and Buttry actions are not appropriate for collective or class treatment.  The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Wass or Buttry action ultimately will be permitted to proceed as a class, and no assurances can be given that the Company will be successful in its defense of either action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Wass and Buttry actions. For these reasons, the Company is unable to estimate any potential loss or range of loss in either matter; however, if the Company is not successful in its defense efforts, the resolution of either action could have a material adverse effect on the Company’s financial statements as a whole.

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

8.                                      Related party transactions

From time to time the Company may conduct business with entities deemed to be related parties under U.S. GAAP, including Buck Holdings, L.P., or “Buck Holdings,” Kohlberg Kravis Roberts & Co. L.P. or “KKR” and Goldman, Sachs & Co., as well as their respective affiliates. Through their investments in Buck Holdings, KKR and Goldman, Sachs & Co. indirectly own less than 5% of the Company’s common stock as of August 2, 2013. Two of KKR’s members and a managing director of Goldman, Sachs & Co. serve on the Company’s Board of Directors.

Goldman, Sachs & Co. served as a lender, agent and arranger under the Company’s senior unsecured credit Facilities discussed in further detail in Note 4. KKR and Goldman, Sachs & Co. served in similar capacities under the Company’s previous senior secured credit facilities. The Company made interest payments totaling approximately $17.1 million and $34.7 million on its current and previous credit facilities during the 26-week periods ended August 2, 2013 and August 3, 2012, respectively.  In connection with the commencement of the senior unsecured credit Facilities in April 2013, Goldman, Sachs & Co. received fees of $0.7 million.  In connection with March 2012 amendments to the Company’s previous senior secured credit facilities, KKR received fees of $0.4 million and Goldman, Sachs & Co. received fees of $0.5 million.

KKR and Goldman, Sachs & Co. served as underwriters for the Company’s issuance of Senior Notes in April 2013 and July 2012 as discussed in Note 4. KKR and Goldman, Sachs & Co. received underwriting fees of approximately $0.7 million and $1.5 million, respectively, in connection with the April 2013 transaction and each entity received underwriting fees of approximately $1.2 million in connection with the July 2012 transaction.

KKR and Goldman, Sachs & Co. served as underwriters in connection with secondary offerings of the Company’s common stock held by certain existing shareholders that were executed in March 2013, June 2012 and March 2012. The Company did not sell shares of common stock, receive proceeds from such shareholders’ sales of shares of common stock or pay any underwriting fees in connection with the secondary offerings. Certain members of the Company’s management exercised registration rights in connection with such offerings.

The Company repurchased common stock held by Buck Holdings during 2012 as further discussed in Note 10.

9.                                      Segment reporting

The Company manages its business on the basis of one reportable segment. As of August 2, 2013, all of the Company’s operations were located within the United States with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Classes of similar products:
Consumables	$3,301,826	$2,920,821	$6,496,732	$5,798,103
Seasonal	575,891	536,738	1,105,172	1,061,231
Home products	265,405	255,915	531,216	514,913
Apparel	251,529	235,181	495,264	475,613
Net sales	$4,394,651	$3,948,655	$8,628,384	$7,849,860

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

During the 26-week period ended August 2, 2013, the Company repurchased in the open market approximately 4.3 million shares of its common stock at a total cost of $220.0 million. During the 26-week period ended August 3, 2012, the Company repurchased from Buck Holdings approximately 6.8 million shares of its common stock at a total cost of $300.0 million.  As of August 2, 2013, $423.6 million remained available under the Board-approved repurchase program for the repurchase of shares of the Company’s common stock.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of August 2, 2013, and the related condensed consolidated statements of income and comprehensive income for the thirteen and twenty-six week periods ended August 2, 2013 and August 3, 2012, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 2, 2013 and August 3, 2012. These financial statements are the responsibility of the Company’s management.

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

September 4, 2013
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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 10,866 stores located in 40 states as of August 2, 2013, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high-quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The customers we serve are value-conscious, many with low or fixed incomes, and Dollar General has always been intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, we have been operating in an environment with ongoing economic challenges and uncertainties in recent years. Consumers are facing sustained high rates of unemployment, fluctuating food, gasoline and energy costs, historically high medical costs, and a continued weakness in housing and consumer credit markets, and the timetable and strength of economic recovery remains uncertain.  The longer our customers have to manage under such difficult conditions, the more difficult it is for them to stretch their spending dollars, particularly for discretionary purchases. Nonetheless, as a result of our long-term mission of and success in serving these customers, coupled with our vigorous focus on improving our operating and financial performance, we remain optimistic with regard to our ability to achieve our business goals in 2013.

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

Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extract costs, particularly Selling, general and administrative expenses (“SG&A”), that do not affect the customer experience, and plan to utilize our procurement capabilities and other initiatives to further these efforts. In addition, we continue to focus on improving our store labor costs as a percentage of sales through further utilization of our workforce management system and increased efficiencies in our store processes.

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

Focus on these priorities has resulted in improved performance in the second quarter of 2013 over the comparable 2012 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Total sales increased 11.3% to $4.39 billion. Sales in same-stores increased 5.1% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended August 2, 2013 were $218.

•                  Gross profit, as a percentage of sales, was 31.3% in the 2013 period compared to 32.0% in the 2012 period, a decline of 65 basis points. The most significant factors affecting the gross profit rate included a heavier consumables weighting within the overall sales mix, a heavier weighting of lower margin items within the consumables category and a higher shrink rate.

•                  SG&A, as a percentage of sales, was 21.9% compared to 22.2% in the 2012 period, a decrease of 23 basis points. The improvement in SG&A, as a percentage of sales, is primarily due to the impact of improved systems and processes related to store labor costs as well as decreases in incentive compensation expense.

•                  Interest expense decreased by $15.0 million to $20.6 million in the 2013 period due to lower all-in interest rates primarily resulting from refinancing efforts during the last twelve months. Total long-term obligations as of August 2, 2013 were $2.87 billion.

•                  Net income was $245.5 million, or $0.75 per diluted share, compared to net income of $214.1 million, or $0.64 per diluted share, in the 2012 period. Diluted shares outstanding decreased by 9.9 million shares, reflecting the impact of share repurchases.

•                  Cash generated from operating activities was $484.1 million on a year to date basis, up from $373.5 million in the comparable prior year period. At August 2, 2013, we had a cash balance of $169.2 million.

•                  Inventory turnover was 4.9 times on a rolling four-quarter basis. Inventories increased 11% on a per store basis over the 2012 period. Improving our in-stock levels, while improving our inventory turns, remains a high priority.

•                  During the first half of 2013, we opened 375 new stores, remodeled or relocated 377 stores and closed 15 stores, resulting in a store count of 10,866 as of August 2, 2013.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2013 and 2012, which represent the 52-week fiscal years ending January 31, 2014 and February 1, 2013, respectively. References to the second quarter accounting periods for 2013 and 2012 contained herein refer to the 13-week accounting periods ended August 2, 2013 and August 3, 2012, respectively.

Seasonality. The nature of our business is seasonal to a certain extent. Primarily because of sales of holiday-related merchandise, our sales and gross profit rate in the fourth quarter historically have been higher than those achieved in each of the first three quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

The following table contains results of operations data for the most recent 13-week and 26-week periods of each of 2013 and 2012, and the dollar and percentage variances among those periods:

(amounts in millions,	13 Weeks Ended		2013 vs. 2012		26 Weeks Ended		2013 vs. 2012
except per share amounts)	August 2, 2013	August 3, 2012	Amount change	% change	August 2, 2013	August 3, 2012	Amount change	% change
Net sales by category:
Consumables	$3,301.8	$2,920.8	$381.0	13.0%	$6,496.7	$5,798.1	$698.6	12.0%
% of net sales	75.13%	73.97%			75.29%	73.86%
Seasonal	575.9	536.7	39.2	7.3	1,105.2	1,061.2	43.9	4.1
% of net sales	13.10%	13.59%			12.81%	13.52%
Home products	265.4	255.9	9.5	3.7	531.2	514.9	16.3	3.2
% of net sales	6.04%	6.48%			6.16%	6.56%
Apparel	251.5	235.2	16.3	7.0	495.3	475.6	19.7	4.1
% of net sales	5.72%	5.96%			5.74%	6.06%
Net sales	$4,394.7	$3,948.7	$446.0	11.3%	$8,628.4	$7,849.9	$778.5	9.9%
Cost of goods sold	3,017.4	2,685.4	331.9	12.4	5,955.9	5,358.4	597.6	11.2
% of net sales	68.66%	68.01%			69.03%	68.26%
Gross profit	1,377.3	1,263.2	114.1	9.0	2,672.4	2,491.5	181.0	7.3
% of net sales	31.34%	31.99%			30.97%	31.74%
Selling, general and administrative expenses	964.5	876.0	88.5	10.1	1,864.6	1,719.9	144.7	8.4
% of net sales	21.95%	22.18%			21.61%	21.91%
Operating profit	412.8	387.2	25.6	6.6	807.8	771.5	36.3	4.7
% of net sales	9.39%	9.81%			9.36%	9.83%
Interest expense	20.6	35.7	(15.0)	(42.2)	45.1	72.7	(27.6)	(37.9)
% of net sales	0.47%	0.90%			0.52%	0.93%
Other (income) expense	—	26.6	(26.6)	(100.0)	18.9	28.2	(9.4)	(33.1)
% of net sales	0.00%	0.67%			0.22%	0.36%
Income before income taxes	392.2	325.0	67.2	20.7	743.8	670.6	73.2	10.9
% of net sales	8.92%	8.23%			8.62%	8.54%
Income taxes	146.7	110.9	35.9	32.4	278.2	243.0	35.2	14.5
% of net sales	3.34%	2.81%			3.22%	3.10%
Net income	$245.5	$214.1	$31.3	14.6%	$465.6	$427.6	$38.0	8.9%
% of net sales	5.59%	5.42%			5.40%	5.45%
Diluted earnings per share	$0.75	$0.64	$0.11	17.2%	$1.42	$1.27	$0.15	11.8%

13 WEEKS ENDED AUGUST 2, 2013 AND AUGUST 3, 2012

Net Sales. The net sales increase in the 2013 second quarter reflects a same-store sales increase of 5.1% compared to the 2012 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2013 quarter, there were 10,024 same-stores which accounted for sales of $4.1 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. Consumables sales continued to increase at a higher rate than non-consumables in the 2013 quarter, with the most significant growth related to our newly introduced tobacco products and strong sales of perishables and candy and snacks. Same-store sales growth was solid in seasonal and apparel, and the trend in home products improved from the 2013 first quarter results. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that these sales increases reflect the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards, the expansion of our merchandise offerings, improved utilization of store square footage and enhanced marketing efforts.

Gross Profit. Gross profit increased by 9.0%, and as a percentage of sales, decreased by 65 basis points to 31.3% in the 2013 second quarter. The majority of the gross profit rate decrease in the 2013 period as compared to the 2012 period was due to an increase in the mix of consumables and increased sales of lower margin consumables, including tobacco products and expanded perishables offerings, all of which contributed to lower initial inventory markups. In addition, we experienced a higher inventory shrinkage rate.  These factors were partially offset by transportation efficiencies and lower markdowns, primarily due to the timing of apparel markdowns. The Company recorded a LIFO benefit of $2.4 million in the 2013 quarter compared to a LIFO benefit of $0.5 million in the 2012 quarter.

SG&A Expense. SG&A expense was 21.9% as a percentage of sales in the 2013 period compared to 22.2% in the 2012 period, an improvement of 23 basis points. Retail labor expense, which reflects ongoing benefits of our workforce management system, and utilities costs increased at a rate lower than our increase in sales. Decreases in incentive compensation expense and workers’ compensation and general liability expenses also contributed to the overall decrease in SG&A as a percentage of sales.  The above items were partially offset by costs that increased at a rate higher than our increase in sales, including an $8.5 million legal settlement of a previously decertified collective action in the 2013 period, repairs and maintenance costs, fees associated with the increased use of debit cards, and depreciation and amortization.

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

Income Taxes. The effective income tax rate for the 2013 period was 37.4% compared to a rate of 34.1% for the 2012 period which represents a net increase of 3.3%. The 2012 period was favorably impacted by the resolution of income tax examinations that did not reoccur, to the same extent, in the 2013 period.  Partially offsetting the increase associated with the favorable 2012 examination activity was an increase in 2013 income tax benefits associated with federal jobs credits. We receive a significant income tax benefit related to salaries paid to certain newly hired employees that qualify for federal jobs credits (principally the Work Opportunity Tax Credit or “WOTC”).  The federal law authorizing the WOTC credit was not in effect during the

13-week period ended August 3, 2012 but was retroactively re-enacted later in our 2012 fiscal year and currently applies to eligible employees hired on or before December 31, 2013. Whether these credits will be available for employees hired after December 31, 2013 depends upon a change in the tax law that extends the expiration date of these credit provisions, the certainty and timing of which are currently unclear.

26 WEEKS ENDED AUGUST 2, 2013 AND AUGUST 3, 2012

Net Sales. The net sales increase in the 2013 period reflects a same-store sales increase of 3.8% compared to the 2012 period. In the 2013 period our 10,024 same-stores accounted for sales of $8.06 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales in the year to date period also reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the impact of improved store standards, the expansion of our merchandise offerings, improved utilization of store square footage and enhanced marketing efforts.

Gross Profit. For the 2013 period, gross profit increased by 7.3%, and as a percentage of sales, decreased by 77 basis points to 31.0%. The majority of the gross profit rate decrease in the 2013 period as compared to the 2012 period was due to a higher mix of consumables and an increase in sales of lower margin consumables including tobacco products and expanded perishables offerings, all of which contributed to lower initial inventory markups. In addition, we experienced a higher inventory shrinkage rate.  These factors were partially offset by transportation efficiencies. The Company recorded a LIFO benefit of $2.8 million in the 2013 period compared to a LIFO provision of $1.1 million in the comparable 2012 period.

SG&A Expense. SG&A expense was 21.6% as a percentage of sales in the 2013 period compared to 21.9% in the 2012 period, an improvement of 30 basis points. Retail labor expense, which reflects ongoing benefits of our workforce management system, increased at a rate lower than our increase in sales. Decreases in incentive compensation expense and workers’ compensation and general liability expenses also contributed to the overall decrease in SG&A as a percentage of sales.  The above items were partially offset by costs that increased at a rate higher than our increase in sales, including an $8.5 million legal settlement of a previously decertified collective action in the 2013 period, fees associated with the increased use of debit cards, repairs and maintenance costs, and depreciation and amortization.

Interest Expense. The decrease in interest expense in the 2013 period compared to the 2012 period is due to lower all-in interest rates primarily resulting from our refinancing efforts during the last twelve months.

Other (Income) Expense. In the 2013 period, we recorded pretax losses of $18.9 million resulting from the termination of our senior secured credit facilities. In the 2012 period, we incurred pretax losses totaling $29.0 million resulting from the repurchase of our 11.875%/12.125% senior subordinated notes, a $2.5 million pretax gain resulting from the settlement of interest rate swaps, and a pretax loss of $1.6 million resulting from an amendment to our senior secured revolving credit facility which was terminated in April 2013.

Income Taxes. The effective income tax rate for the 2013 period was 37.4% compared to a rate of 36.2% for the 2012 period which represents a net increase of 1.2%. The 2012 period was favorably impacted by the resolution of income tax examinations that did not reoccur, to the same extent, in the 2013 period.  Partially offsetting the increase associated with the favorable 2012 examination activity was an increase in 2013 income tax benefits associated with federal jobs credits. We receive a significant income tax benefit related to salaries paid to certain newly hired employees that qualify for federal jobs credits (principally the Work Opportunity Tax Credit or “WOTC”).  The federal law authorizing the WOTC credit was not in effect during the 26-week period ended August 3, 2012 but was retroactively re-enacted later in our 2012 fiscal year and currently applies to eligible employees hired on or before December 31, 2013. Whether these credits will be available for employees hired after December 31, 2013 depends upon a change in the tax law that extends the expiration date of these credit provisions, the certainty and timing of which are currently unclear.

Liquidity and Capital Resources

Facilities

In April 2013, we consummated a refinancing pursuant to which we terminated our existing senior secured credit agreements, entered into a new five-year $1.85 billion unsecured credit agreement, and issued senior notes with a face value of $1.3 billion, net of discount totaling $2.8 million. Our new senior unsecured credit facilities (the “Facilities”) consist of a $1.0 billion senior unsecured term loan facility (the “Term Facility”) and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $250.0 million. We may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million.

Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of August 2, 2013 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused amounts of the Facilities, and letter of credit fees.  The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on our long-term senior unsecured debt ratings.

The Term Facility will amortize in quarterly installments of $25.0 million, with the first such payment due on August 1, 2014, and final payment at maturity on April 11, 2018. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants which place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of August 2, 2013, we were in compliance with all such covenants.  The Facilities also contain customary affirmative covenants and events of default.

As of August 2, 2013, outstanding letters of credit related to the Revolving Facility totaled $44.2 million and borrowing availability under the Revolving Facility was $753.8 million.

We anticipate potential borrowings under the Revolving Facility in fiscal 2013 up to a maximum of approximately $200.0 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

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

The Senior Indenture contains covenants limiting, among other things, our ability (subject to certain exceptions) to consolidate, merge, or sell or otherwise dispose of all or substantially all of our assets; and our ability and the ability of our subsidiaries to incur or guarantee indebtedness secured by liens on any shares of voting stock of significant subsidiaries.

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

The following table sets forth a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	13-weeks ended		26-weeks ended		52-weeks ended
(in millions)	Aug. 2, 2013	Aug. 3, 2012	Aug. 2, 2013	Aug. 3, 2012	Aug. 2, 2013	Feb. 1, 2013
Net income	$245.5	$214.1	$465.6	$427.5	$990.8	$952.7
Add:
Interest expense	20.6	35.7	45.1	72.8	100.2	127.9
Depreciation and amortization	81.4	71.8	159.8	141.7	311.6	293.5
Income taxes	146.7	110.9	278.2	243.1	579.8	544.7
EBITDA	494.2	432.5	948.7	885.1	1,982.4	1,918.8

Adjustments:
Loss on debt retirements	—	29.0	18.9	30.6	18.9	30.6
Gain on hedging instruments	—	(2.4)	—	(2.4)	—	(2.4)
Non-cash expense for share-based awards	5.5	5.5	10.8	10.3	22.2	21.7
Indirect costs related to stock offerings	—	0.4	0.5	0.8	1.1	1.4
Litigation settlement and related costs, net	8.5	—	8.5	—	8.5	—
Other non-cash charges (including LIFO)	0.3	2.0	1.2	5.2	6.4	10.4
Other	0.1	0.2	0.1	0.8	1.8	2.5
Total Adjustments	14.4	34.7	40.0	45.3	58.9	64.2

Adjusted EBITDA	$508.6	$467.2	$988.7	$930.4	$2,041.3	$1,983.0

Current Financial Condition / Recent Developments

At August 2, 2013, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.87 billion. We had $753.8 million available for borrowing under our Revolving Facility at that date. We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

Our inventory balance represented approximately 49% of our total assets exclusive of goodwill and other intangible assets as of August 2, 2013. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

In March 2013, Moody’s upgraded our senior unsecured debt rating to Baa3 from Ba2 with a stable outlook. In April 2013, Standard & Poor’s upgraded our senior unsecured debt rating to BBB- from BB+ and reaffirmed our corporate debt rating of BBB-, both with a stable outlook. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

Cash flows from operating activities. Cash flows from operating activities were $484.1 million in the 2013 period, an increase of $110.6 million compared to the 2012 period. A significant component of our increase in cash flows from operating activities in the 2013 period compared to the 2012 period was the increase in net income due to increases in sales and gross profit, and lower SG&A expenses as a percentage of sales, as described in more detail above under “Results of Operations.” Significant components of the increase in cash flows from operating activities were related to working capital, including Accounts payable and Accrued expenses and other. Items positively affecting Accrued expenses and other include the adjustment of accruals during the 2012 period resulting from the favorable resolution of income tax examinations, and the timing of accruals and payments for legal settlements, taxes exclusive of taxes on income, and interest on outstanding indebtedness. A reduction in stock option exercise activity also had a positive effect on cash flows from operations. Changes in Accounts payable had an offsetting impact and was due primarily to the timing and mix of merchandise purchases, the most significant category of which were domestic purchases.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories rose 6% during the first half of 2013 compared to a 7% increase in the first half of 2012. In the 2013 period compared to the respective 2012 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased 11% compared to a 7% increase; the seasonal category increased by 2% compared to a 10% increase; the home products category increased by 6% compared to a 16% increase; and apparel declined by 13% compared to a 4% decline.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2013 period included the following approximate amounts: $127 million for improvements, upgrades, remodels and relocations of existing stores; $66 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $52 million for stores purchased or built by us; $49 million for distribution and transportation-related capital expenditures; and $12 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2013 period, we opened 375 new stores and remodeled or relocated 377 stores.

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

Capital expenditures during 2013 are projected to be in the range of $575 million to $625 million. We anticipate funding 2013 capital requirements with cash flows from operations, and if necessary, we also have significant availability under our Revolving Facility. We plan to continue to invest in store growth and development of approximately 650 new stores and approximately 550 stores to be remodeled or relocated. Capital expenditures in 2013 are earmarked primarily for our ongoing growth initiatives including our distribution center under construction in Pennsylvania.

Cash flows from financing activities. Proceeds from the issuance of long-term obligations include the $1.0 billion unsecured Term Facility and the issuance of the Senior Notes totaling approximately $1.3 billion, the proceeds from which were used to extinguish our previous secured term loan and revolving credit facilities which had balances of $1.96 billion and $155.6 million at the date of termination. Net repayments under our revolving credit facilities were $78.9 million during the 2013 period compared to net borrowings of $220.2 million during the 2012 period. We paid debt issuance costs and hedging fees totaling $29.2 million in the 2013 period related to our refinancing. During the 2013 and 2012 periods, we repurchased 4.3 million and 6.8 million outstanding shares of our common stock at a total cost of $220.0 million and $300.0 million, respectively.

Share Repurchase Program

On March 19, 2013, the Company’s Board of Directors authorized a $500 million increase to our existing common stock repurchase program.  At August 2, 2013, we had $423.6 million remaining under such share repurchase authorization. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and has no expiration date.

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

(b)                                 Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended August 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

ITEM 1A.                                       RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013, as modified in our Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2013.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended August 2, 2013 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) ($)
05/04/13-05/31/13	—	—	—	623,565,000
06/01/13-06/30/13	3,901,200	51.26	3,901,200	423,584,000
07/01/13-08/02/13	—	—	—	423,584,000
Total	3,901,200	51.26	3,901,200	423,584,000

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

Forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation:

•                  failure to successfully execute our growth strategy, including delays in store growth or in effecting relocations or remodels, difficulties executing sales and operating profit margin initiatives and inventory shrinkage reduction;

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

•                  commodity prices;

•                  levels of inventory shrinkage;

•                  seasonality of our business;

•                  costs of fuel or other energy, transportation or utilities costs;

•                  increases in the  costs of labor, employment and health care;

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

•                  a lowering of our credit ratings;

•                  changes to income tax expense due to changes in or interpretation of tax laws or as a result of federal or state income tax examinations;

•                  changes to or new accounting guidance, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards;

•                  factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended February 1, 2013, as modified under “Risk Factors” in Part II, Item 1A of our Form 10-Q for the fiscal quarter ended May 3, 2013; and

•                  factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

DOLLAR GENERAL CORPORATION

Date:	September 4, 2013	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document