Form 10-Q
period 2013-11-01
DOLLAR GENERAL CORP
filed 2013-12-05
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2013

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

The registrant had 320,255,172 shares of common stock outstanding on November 26, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 1, 2013	February 1, 2013
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$165,717	$140,809
Merchandise inventories	2,591,552	2,397,175
Income taxes receivable	9,786	—
Prepaid expenses and other current assets	137,247	139,129
Total current assets	2,904,302	2,677,113
Net property and equipment	2,287,410	2,088,665
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,210,077	1,219,543
Other assets, net	35,596	43,772
Total assets	$10,775,974	$10,367,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$50,945	$892
Accounts payable	1,251,394	1,261,607
Accrued expenses and other	414,881	357,438
Income taxes payable	639	95,387
Deferred income taxes	35,190	23,223
Total current liabilities	1,753,049	1,738,547
Long-term obligations	2,873,967	2,771,336
Deferred income taxes	643,206	647,070
Other liabilities	230,798	225,399

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	280,215	286,185
Additional paid-in capital	3,004,582	2,991,351
Retained earnings	2,000,488	1,710,732
Accumulated other comprehensive loss	(10,331)	(2,938)
Total shareholders’ equity	5,274,954	4,985,330
Total liabilities and shareholders’ equity	$10,775,974	$10,367,682

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	November 1, 2013	November 2, 2012	November 1, 2013	November 2, 2012
Net sales	$4,381,838	$3,964,647	$13,010,222	$11,814,507
Cost of goods sold	3,053,345	2,738,524	9,009,291	8,096,905
Gross profit	1,328,493	1,226,123	4,000,931	3,717,602
Selling, general and administrative expenses	938,252	864,734	2,802,868	2,584,675
Operating profit	390,241	361,389	1,198,063	1,132,927
Interest expense	21,524	27,726	66,671	100,466
Other (income) expense	—	1,728	18,871	29,956
Income before income taxes	368,717	331,935	1,112,521	1,002,505
Income tax expense	131,332	124,250	409,578	367,265
Net income	$237,385	$207,685	$702,943	$635,240

Earnings per share:
Basic	$0.74	$0.62	$2.17	$1.90
Diluted	$0.74	$0.62	$2.16	$1.89

Weighted average shares outstanding:
Basic	321,711	332,337	324,485	333,806
Diluted	322,543	334,004	325,438	336,339

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	November 1, 2013	November 2, 2012	November 1, 2013	November 2, 2012
Net income	$237,385	$207,685	$702,943	$635,240
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $100, $363, $(4,735), and $373, respectively	166	564	(7,393)	583
Comprehensive income	$237,551	$208,249	$695,550	$635,823

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	November 1, 2013	November 2, 2012

Cash flows from operating activities:
Net income	$702,943	$635,240
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	247,672	222,398
Deferred income taxes	6,483	24,221
Tax benefit of share-based awards	(28,163)	(85,335)
Loss on debt retirement, net	18,871	30,620
Noncash share-based compensation	16,372	15,357
Other noncash gains and losses	(3,552)	9,548
Change in operating assets and liabilities:
Merchandise inventories	(187,490)	(326,076)
Prepaid expenses and other current assets	5,269	12,399
Accounts payable	(3,106)	130,733
Accrued expenses and other liabilities	63,547	(4,334)
Income taxes	(76,371)	28,350
Other	(1,900)	(2,235)
Net cash provided by (used in) operating activities	760,575	690,886

Cash flows from investing activities:
Purchases of property and equipment	(443,978)	(453,626)
Proceeds from sales of property and equipment	950	1,144
Net cash provided by (used in) investing activities	(443,028)	(452,482)

Cash flows from financing activities:
Issuance of long-term obligations	2,297,177	500,000
Repayments of long-term obligations	(2,119,760)	(478,026)
Borrowings under revolving credit facilities	1,170,900	1,703,400
Repayments of borrowings under revolving credit facilities	(1,195,800)	(1,349,800)
Debt issuance costs	(15,996)	(15,278)
Payments for cash flow hedge related to debt issuance	(13,217)	—
Repurchases of common stock	(419,974)	(596,442)
Other equity transactions, net of employee taxes paid	(24,132)	(71,139)
Tax benefit of share-based awards	28,163	85,335
Net cash provided by (used in) financing activities	(292,639)	(221,950)

Net increase (decrease) in cash and cash equivalents	24,908	16,454
Cash and cash equivalents, beginning of period	140,809	126,126
Cash and cash equivalents, end of period	$165,717	$142,580

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$32,040	$40,569
Purchases of property and equipment under capital lease obligations	$—	$3,440

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of November 1, 2013 and results of operations for the 13-week and 39-week accounting periods, each ended November 1, 2013 and November 2, 2012, have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $(3.7) million and $0.1 million in the respective 13-week periods, and $(6.6) million and $1.2 million in the respective 39-week periods, ended November 1, 2013 and November 2, 2012. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the

Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2.                                      Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended November 1, 2013			13 Weeks Ended November 2, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$237,385	321,711	$0.74	$207,685	332,337	$0.62
Effect of dilutive share-based awards		832			1,667
Diluted earnings per share	$237,385	322,543	$0.74	$207,685	334,004	$0.62

	39 Weeks Ended November 1, 2013			39 Weeks Ended November 2, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$702,943	324,485	$2.17	$635,240	333,806	$1.90
Effect of dilutive share-based awards		953			2,533
Diluted earnings per share	$702,943	325,438	$2.16	$635,240	336,339	$1.89

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of stock options using the treasury stock method.

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 1.1 million and 0.8 million in the 2013 and 2012 periods, respectively.

3.                                      Income taxes

Under the accounting standards for income taxes, the asset and liability method is used for computing the future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.

Income tax reserves are determined using the methodology established by accounting standards for income taxes which require companies to assess each income tax position taken using the following two-step approach. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position.

The Internal Revenue Service (“IRS”) has previously examined the Company’s 2008 and earlier federal income tax returns. As a result, the 2008 and earlier tax years are not open for further examination by the IRS. The Company has filed an amended federal income tax return requesting a refund of approximately $5.1 million for its 2009 tax year.  This amended return is expected to be examined by the IRS.  As the statute of limitations has otherwise closed for the 2009 tax year, the IRS’ ability to assess additional income tax for 2009 is limited to the refund requested on the amended income tax return. An income tax benefit was recorded in the current period for the related reduction in the Company’s reserve for uncertain tax benefits.  The IRS, at its discretion, may also choose to examine the Company’s 2010 through 2012 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2010 and later tax years remain open for examination by the various state taxing authorities.

As of November 1, 2013, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $20.1 million, $2.4 million and $0.4 million, respectively, for a total of $22.9 million. Of this amount, $4.4 million and $18.5 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $11.9 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of November 1, 2013, approximately $20.1 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 39-week periods ended November 1, 2013 were 35.6% and 36.8%, respectively, compared to rates of 37.4% and 36.6% for the 13-week and 39-week periods ended November 2, 2012, respectively. The 13-week effective income tax rate decreased due to benefits recorded in the 2013 period associated with the expiration of the time period in which the taxing authorities could have assessed additional income tax related to the Company’s 2009 tax year. The 39-week effective income tax rate increased due to the 2012 favorable resolution of income tax examinations that did not reoccur, to the same extent, in the 2013 period.  This rate increase was partially offset by the recording of an income tax benefit in 2013 associated with the expiration of the assessment period during which the taxing authorities could have assessed additional income tax associated with the Company’s 2009 tax year.  In addition, the 2013 period reflects larger income tax benefits associated with federal jobs credits. The Company receives a significant income tax benefit related to salaries paid to certain newly hired employees that qualify for federal jobs credits

(principally the Work Opportunity Tax Credit or “WOTC”).  The federal law authorizing the WOTC credit was not in effect for employees hired after December 31, 2011 during the 39-week period ended November 2, 2012, but was retroactively re-enacted later in the Company’s 2012 fiscal year and currently applies to eligible employees hired on or before December 31, 2013. Whether these credits will be available for employees hired after December 31, 2013 depends upon a change in the tax law that extends the expiration date of these credit provisions, the certainty and timing of which are currently unclear.

4.                                      Current and long-term obligations

Current and long-term obligations consist of the following:

(In thousands)	November 1, 2013	February 1, 2013
Senior unsecured credit facilities, maturity April 11, 2018:
Term Facility	$1,000,000	$—
Revolving Facility	106,000	—
Senior secured term loan facility:
Maturity July 6, 2014	—	1,083,800
Maturity July 6, 2017	—	879,700
ABL Facility, maturity July 6, 2014	—	286,500
4 1/8% Senior Notes due July 15, 2017	500,000	500,000
1 7/8% Senior Notes due April 15, 2018 (net of discount of $405)	399,595	—
3 1/4% Senior Notes due April 15, 2023 (net of discount of $2,250)	897,750	—
Capital lease obligations	7,072	7,733
Tax increment financing due February 1, 2035	14,495	14,495
	2,924,912	2,772,228
Less: current portion	(50,945)	(892)
Long-term portion	$2,873,967	$2,771,336

On April 11, 2013, the Company consummated a refinancing pursuant to which it terminated its existing senior secured credit agreements, entered into a new five-year unsecured credit agreement, and issued senior notes due in 2018 and 2023 as described in more detail below. The Company’s new senior unsecured credit facilities (the “Facilities”) consist of a $1.0 billion senior unsecured term loan facility (the “Term Facility”) and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”), which provides for the issuance of letters of credit up to $250.0 million. The Company may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million. The Term Facility will amortize in quarterly installments of $25.0 million, with the first such payment due on August 1, 2014, and final payment at maturity on April 11, 2018. The Company capitalized $5.9 million of debt issuance costs associated with the Facilities.

Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of November 1, 2013 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. The Company must also pay a facility fee on any used and unused amounts of the Facilities, as well as letter of credit fees.  The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on the Company’s long-term senior unsecured debt ratings. The weighted average interest rate for borrowings under the Facilities was 1.57% (without giving effect to the interest rate swaps discussed in Note 6) as of November 1, 2013.

The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants which place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of November 1, 2013, the Company was in compliance with all such covenants.  The Facilities also contain customary affirmative covenants and events of default.

As of November 1, 2013, the Company had total outstanding letters of credit of $45.4 million, $27.7 million of which were under the Revolving Facility, and borrowing availability under the Revolving Facility was $716.3 million.

The termination of the senior secured term loan facility and the ABL Facility (as defined below) in connection with the refinancing discussed above resulted in a pretax loss of $18.9 million for the write off of debt issuance costs associated with those facilities, which is reflected in Other (income) expense in the condensed consolidated statement of income for the 39-week period ended November 1, 2013.

During the 39-week period ended November 2, 2012, the Company recorded a pretax loss of $1.6 million for the write off of a portion of existing debt issuance costs related to its previous senior secured revolving credit facility (“ABL Facility”), which is reflected in Other (income) expense in the condensed consolidated statement of income for that period.

On July 12, 2012, the Company issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which mature on July 15, 2017. Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year, and commenced on January 15, 2013.

On April 11, 2013, the Company issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.5 million, which mature on April 15, 2018; and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $2.4 million, which mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture  as modified by supplemental indentures relating to each series of Senior Notes (as so supplemented, the “Senior Indenture”).  The Company capitalized $10.1 million of debt issuance costs associated with the 2018 Senior Notes and the 2023 Senior Notes. Interest on the 2018 Senior Notes and 2023 Senior Notes is payable in cash on April 15 and October 15 of each year and commenced on October 15, 2013.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of November 1, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that such adjustments are not significant to the derivatives’ valuation. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 6, in Level 2 of the fair value hierarchy. The Company’s long-term obligations that are classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements categorized within Level 3 as of November 1, 2013.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at November 1, 2013
Assets:
Trading securities (a)	$1,688	$—	$—	$1,688
Liabilities:
Long-term obligations (b)	2,851,729	21,567	—	2,873,296
Derivative financial instruments (c)	—	4,475	—	4,475
Deferred compensation (d)	24,243	—	—	24,243

(a)       Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets.

(b)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $50,945 and Long-term obligations of $2,873,967.

(c)        Reflected in the condensed consolidated balance sheet as noncurrent Other liabilities.

(d)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $4,108 and noncurrent Other liabilities of $20,135.

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

The Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards. Changes in the fair value of such derivatives are recorded directly in earnings.

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

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the 13-week and 39-week periods ended November 1, 2013 and November 2, 2012, such interest rate swaps were used to hedge the variable cash flows associated with variable-rate debt. Any ineffective portion of the change in fair value of the interest rate swaps is recognized directly in earnings.

As of November 1, 2013, the Company had interest rate swaps with a combined notional value of $875.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to these derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

During the 39-week period ended November 1, 2013, the Company entered into treasury locks with a combined notional amount of $700.0 million that were designated as cash flow hedges of interest rate risk on the Company’s forecasted issuance of long-term debt. The issuance of the hedged long-term debt occurred on April 11, 2013 in the form of senior notes due April 15, 2023, as further discussed in Note 4, and the related settlement of the treasury locks on that date resulted in a loss of $13.2 million which was deferred to OCI.  This amount is being amortized as an increase to interest expense over the period corresponding to the debt’s maturity as the Company accrues or pays interest on the hedged long-term debt.  There was no ineffectiveness recognized on these designated treasury locks.

During the next 52-week period, the Company estimates that approximately $4.7 million will be reclassified as an increase to interest expense for its interest rate swaps and treasury locks.

All of the amounts reflected in Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets for the periods presented are related to cash flow hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of November 1, 2013 and February 1, 2013:

(in thousands)	November 1, 2013	February 1, 2013
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as noncurrent Other liabilities	$4,475	$4,822

The table below presents the pre-tax effect of the Company’s derivative financial instruments, including the treasury locks in the current year period, on the condensed consolidated statements of comprehensive income for the 13-week and 39-week periods ended November 1, 2013 and November 2, 2012:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2013	November 2, 2012	November 1, 2013	November 2, 2012
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivatives recognized in OCI	$957	$1,441	$15,475	$9,983
Loss related to effective portion of derivatives reclassified from Accumulated OCI to Interest expense	$1,223	$2,368	$3,347	$10,939
Gain related to ineffective portion of derivatives recognized in Other (income) expense	$—	$—	$—	$(2,392)

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of November 1, 2013, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $4.5 million. If the Company had breached any of these provisions at November 1, 2013, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $4.5 million. As of November 1, 2013, the Company had not breached any of these provisions or posted any collateral related to these agreements.

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

At this time, although probable, it is not certain that the court will approve the settlement.  If it does not, and the case proceeds, it is not possible to predict whether Richter ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful in its defense of the action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted if this action were to proceed. For these reasons, the Company is unable to estimate any potential loss or range of loss in such a scenario; however, if the Company is not successful in its defense efforts, the resolution of Richter could have a material adverse effect on the Company’s consolidated financial statements as a whole.

On April 9, 2012, the Company was served with a lawsuit filed in the United States District Court for the Eastern District of Virginia entitled Jonathan Marcum v. Dolgencorp. Inc. (Civil Action No. 3:12-cv-00108-JRS) in which the plaintiffs, one of whose conditional offer of employment was rescinded, allege that certain of the Company’s background check procedures violate the Fair Credit Reporting Act (“FCRA”).  Plaintiff Marcum also alleges defamation. According to the complaint and subsequently filed first and second amended complaints, the plaintiffs seek to represent a putative class of applicants in connection with their FCRA claims. The Company filed its response to the original complaint in June 2012 and moved to dismiss certain allegations contained in the first amended complaint in November 2012.  That motion remains pending.  The plaintiffs’ certification motion was due to be filed on or before April 5, 2013; however, plaintiffs asked the court to stay all deadlines in light of the parties’ ongoing settlement discussions (as more fully described below).  On November 12, 2013, the court entered an order lifting the stay.  The court has not issued a new scheduling order or otherwise imposed any new deadlines on the parties.

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

At this time, it is not possible to predict whether the court ultimately will permit the action to proceed as a class under the FCRA.  Although the Company intends to vigorously defend the action, no assurances can be given that it will be successful in the defense on the merits or otherwise.  At this stage in the proceedings, the Company cannot estimate either the size of any potential class or the value of the claims raised by the plaintiffs.  Based on settlement discussions and given the Company’s EPLI coverage, the Company believes that it is likely to expend the balance of its self-insured retention in settlement of this litigation or otherwise and, therefore, accrued $1.8 million in the fourth quarter of 2012, an amount that is immaterial to the Company’s consolidated financial statements taken as a whole.

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

The Company believes that its criminal background check process is both lawful and necessary to a safe environment for its employees and customers and the protection of its assets and shareholders’ investments.  The Company also does not believe that this matter is amenable to class or similar treatment.  However, at this time, it is not possible to predict whether the action will ultimately be permitted to proceed as a class or in a similar fashion or the size of any putative class.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and, therefore, the Company cannot estimate the potential exposure or range of potential loss.  If the matter were to proceed successfully as a class or similar action or the Company is unsuccessful in its defense efforts as to the merits of the action, it could have a material adverse effect on the Company’s consolidated financial statements as a whole.

On May 23, 2013, a lawsuit entitled Juan Varela v. Dolgen California and Does 1 through 50 (Case No. RIC 1306158) (“Varela”) was filed in the Superior Court of the State of California for the County of Riverside in which the plaintiff alleges that he and other “key carriers” were not provided with meal and rest periods in violation of California law and seeks to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys’ fees and costs.  The Varela plaintiff seeks to represent a putative class of California “key carriers” as to these claims.  The Varela plaintiff also asserts a claim for unfair business practices and seeks to proceed under California’s Private Attorney General Act (“PAGA”).

The Company removed the action to the United States District Court for the Central District of California (Case No. 5:13-cv-01172VAP-SP) on July 1, 2013, and filed its Answer to the Complaint on July 1, 2013.  On July 30, 2013, the plaintiff moved to remand the action to state court.  The Company’s response to that motion was filed on August 19, 2013.

On September 13, 2013, the court granted plaintiff’s motion and remanded the case. The Company filed a Petition for Permission to Appeal to the United States Court of Appeals for the Ninth Circuit on September 23, 2013.  The Petition for Permission to Appeal is pending.

A status conference has been scheduled by the Superior Court for January 24, 2014.

Similarly, on June 6, 2013, a lawsuit entitled Victoria Lee Dinger Main v. Dolgen California, LLC and Does 1 through 100 (Case No. 34-2013-00146129) (“Main”) was filed in the Superior Court of the State of California for the County of Sacramento.  The Main plaintiff alleges that she and other “key carriers” were not provided with meal and rest periods, accurate wage statements and appropriate pay upon termination in violation of California wage and hour laws and seeks to recover alleged unpaid wages, declaratory relief, restitution, statutory penalties and attorneys’ fees and costs.  The Main plaintiff seeks to represent a putative class of California

“key carriers” as to these claims.  The Main plaintiff also asserts a claim for unfair business practices and seeks to proceed under the PAGA.

The Company removed this action to the United States District Court for the Eastern District of California (Case No. 2:13-cv-01637-MCE-KJN) on August 7, 2013, and filed its Answer to the Complaint on August 6, 2013.  On August 29, 2013, the plaintiff moved to remand the action to state court.  The Company’s response to that motion was filed on September 19, 2013.  On October 28, 2013, the court granted plaintiff’s motion and remanded the case.  The Company filed a Petition for Permission to Appeal to the United States Court of Appeals for the Ninth Circuit on November 7, 2013.  The plaintiff filed its opposition brief on November 15, 2013.  The Petition remains pending.

The Company believes that its policies and practices comply with California law and that the Varela and Main actions are not appropriate for class treatment.  The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Varela or Main action ultimately will be permitted to proceed as a class, and no assurances can be given that the Company will be successful in its defense of either action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Varela and Main actions. For these reasons, the Company is unable to estimate any potential loss or range of loss in either matter; however, if the Company is not successful in its defense efforts, the resolution of either action could have a material adverse effect on the Company’s consolidated financial statements as a whole.

On May 31, 2013, a lawsuit entitled Judith Wass v. Dolgen Corp, LLC (Case No. 13PO-CC00039) (“Wass”) was filed in the Circuit Court of Polk County, Missouri.  The Wass plaintiff seeks to proceed collectively on behalf of a nationwide class of similarly situated non-exempt store employees who allegedly were not properly paid for certain breaks in violation of the FLSA.  The Wass plaintiff seeks back wages (including overtime), injunctive and declaratory relief, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs.

On July 11, 2013, the Company removed this action to the United States District Court for the Western District of Missouri (Case No. 6:113-cv-03267-JFM).  The Company filed its Answer on July 18, 2013.  The plaintiff’s motion for conditional certification is due to be filed on or before February 3, 2014.  The Company’s response is due to be filed on or before March 5, 2014.

Similarly, on July 2, 2013, a lawsuit entitled Rachel Buttry and Jennifer Peters v. Dollar General Corp. (Case no. 3:13-cv-00652) (“Buttry”) was filed in the United States District Court for the Middle District of Tennessee.  The Buttry plaintiffs seek to proceed on a nationwide collective basis under the FLSA and as a statewide class under Tennessee law on behalf of non-exempt store employees who allegedly were not properly paid for certain breaks.  The Buttry plaintiffs seek back wages (including overtime), injunctive and declaratory relief, liquidated damages, compensatory and economic damages, “consequential” and “incidental” damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs.

The Company filed its Answer on August 7, 2013.  The plaintiffs’ motion for conditional certification of their FLSA claims is due to be filed on or before December 20, 2013.  The

Company’s response to that motion is due to be filed on or before March 3, 2014.  The plaintiffs’ motion for certification of their statewide claims is due to be filed on or before September 22, 2014.  The court has set this matter for trial on February 17, 2015.

On September 16, 2013, a lawsuit entitled Lisa Kocmich v. DolgenCorp, LLC (Case No. 2013CA005841AX) (“Kocmich”) was filed in the Circuit Court of Manatee County, Florida.  The Kocmich plaintiff seeks to proceed on a nationwide collective basis under the FLSA on behalf of all similarly situated non-exempt store employees who allegedly were not paid for all hours worked (including overtime) as required by the FLSA.  The Kocmich plaintiff seeks back wages, liquidated damages and attorneys’ fees and costs.

The Company removed this matter to the United States District Court for the Middle District of Florida (Case No. 8:13-cv-02705-RAL-MAP) on October 21, 2013.  The Company filed its Answer on November 4, 2013.

The Company believes that its wage and hour policies and practices comply with both the FLSA and state law, including Tennessee law, and that the Wass, Buttry, and Kocmich actions are not appropriate for collective or class treatment.  The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Wass, Buttry or Kocmich action ultimately will be permitted to proceed collectively or as a class, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Wass, Buttry and Kocmich actions. For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of one or more of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) (“Winn-Dixie”) in which the plaintiffs allege that the sale of food and other items in approximately 55 of the Company’s stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs’ stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers.  Plaintiffs sought damages and an injunction limiting the sale of food and other items in those stores.  Although plaintiffs did not make a demand for any specific amount of damages, documents prepared and produced by plaintiffs during discovery suggested that plaintiffs would seek as much as $47 million although the court limited their ability to prove such damages. The case was consolidated with similar cases against Big Lots and Dollar Tree. The court issued an order on August 10, 2012 in which it (i) dismissed all claims for damages, (ii) dismissed claims for injunctive relief for all but four stores, and (iii) directed the Company to report to the court on its compliance with restrictive covenants at the four stores for which it did not dismiss the claims for injunctive relief. The Company believes that compliance with the ruling will have no material impact on the Company or its consolidated financial statements.

On August 28, 2012, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (Docket No. 12-14527-B). Oral argument is scheduled for

January 16, 2014.  If the court’s ruling is overturned on appeal, in whole or in part, no assurances can be given that the Company will be successful in its ultimate defense of the action on the merits or otherwise.  If the Company is not successful in its defense, the outcome could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

8.                                      Related party transactions

From time to time the Company may conduct business with entities deemed to be related parties under U.S. GAAP, including Buck Holdings, L.P., or “Buck Holdings,” Kohlberg Kravis Roberts & Co. L.P. or “KKR” and Goldman, Sachs & Co., as well as their respective affiliates. As of November 1, 2013, KKR and Goldman, Sachs & Co. indirectly own, through their investments in Buck Holdings, less than 2% of the Company’s common stock and two of KKR’s members and a managing director of Goldman, Sachs & Co. served on the Company’s Board of Directors. Effective December 5, 2013, one of KKR’s members (Mr. Raj Agrawal) and a managing director of Goldman, Sachs & Co. (Mr. Adrian Jones) resigned from the Company’s Board of Directors.

Goldman, Sachs & Co. serves as a lender and agent, and served as arranger under the Company’s senior unsecured credit Facilities discussed in further detail in Note 4. KKR and Goldman, Sachs & Co. served in similar capacities under the Company’s previous senior secured credit facilities. The Company made interest payments totaling approximately $20.9 million and $51.4 million on its current and previous credit facilities combined during the 39-week periods ended November 1, 2013 and November 2, 2012, respectively.  In connection with the commencement of the senior unsecured credit Facilities in April 2013, Goldman, Sachs & Co. received fees of $0.7 million.  In connection with March 2012 amendments to the Company’s previous senior secured credit facilities, KKR received fees of $0.4 million and Goldman, Sachs & Co. received fees of $0.5 million.

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

KKR and Goldman, Sachs & Co. served as underwriters in connection with secondary offerings of the Company’s common stock held by certain existing shareholders that were executed in March 2013, October 2012, June 2012 and March 2012. The Company did not sell shares of common stock, receive proceeds from such shareholders’ sales of shares of common stock or pay any underwriting fees in connection with the secondary offerings. Certain members of the Company’s management exercised registration rights in connection with such offerings.

The Company repurchased common stock held by Buck Holdings during 2012 as further discussed in Note 10.

9.                                      Segment reporting

The Company manages its business on the basis of one reportable segment. As of November 1, 2013, all of the Company’s operations were located within the United States with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
(In thousands)	November 1, 2013	November 2, 2012	November 1, 2013	November 2, 2012
Classes of similar products:
Consumables	$3,362,796	$3,004,247	$9,859,528	$8,802,350
Seasonal	505,793	471,541	1,610,965	1,532,772
Home products	276,770	257,918	807,986	772,831
Apparel	236,479	230,941	731,743	706,554
Net sales	$4,381,838	$3,964,647	$13,010,222	$11,814,507

10.                               Common stock transactions

On March 19, 2013, the Company’s Board of Directors authorized a $500 million increase in its existing common stock repurchase program. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions, which could include repurchases from Buck Holdings or other related parties as deemed appropriate. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions and other factors. Repurchases under the program may be funded from available cash or borrowings under the Facilities discussed in Note 4.

During the 39-week period ended November 1, 2013, the Company repurchased in the open market approximately 7.8 million shares of its common stock at a total cost of $420.0 million. During the 39-week period ended November 2, 2012, the Company repurchased approximately 12.7 million shares at a total cost of $596.4 million, including approximately 11.7 million shares of its common stock at a total cost of $550.0 million repurchased from Buck Holdings.  Availability under the Board-approved program for the repurchase of shares of the Company’s common stock was increased subsequent to November 1, 2013 as discussed in Note 11 below.

11.                               Subsequent event

On December 4, 2013, the Company’s Board of Directors authorized a $1.0 billion increase in the common stock repurchase program discussed in Note 10, increasing the total remaining share repurchase authorization to approximately $1.22 billion at that date. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions, which could include repurchases from Buck Holdings or other related parties as deemed appropriate. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions and other factors. Repurchases under the program may be funded from available cash or borrowings under the Facilities discussed in Note 4.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of November 1, 2013, and the related condensed consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended November 1, 2013 and November 2, 2012, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2013 and November 2, 2012. These financial statements are the responsibility of the Company’s management.

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

December 5, 2013
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

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 11,061 stores located in 40 states as of November 1, 2013, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high-quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The customers we serve are value-conscious, many with low or fixed incomes, and Dollar General has always been intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, we have been operating in an environment with ongoing economic challenges and uncertainties in recent years. Consumers are facing sustained high rates of unemployment, fluctuating food, gasoline and energy costs, historically high medical costs and a continued weakness in housing and consumer credit markets, and the timetable and strength of economic recovery remains uncertain.  The longer our customers have to manage under such difficult conditions, the more difficult it is for them to stretch their spending dollars, particularly for discretionary purchases. Nonetheless, as a result of our long-term mission of and success in serving these customers, coupled with our vigorous focus on improving our operating and financial performance, we remain optimistic about our future prospects.

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

Our second priority is to increase our gross profit rate. Over the long-term, we believe we have opportunities to enhance our gross profit rate through effective category management, the expansion of private brand offerings, increased foreign sourcing, shrink reduction, distribution and transportation efficiencies and improvements to our pricing and markdown model, while staying true to our everyday low price commitment. Improving our inventory turns, which have declined slightly over the past couple of years, remains a high priority. We constantly review our pricing and work diligently to minimize product cost increases as we focus on providing our customers with quality merchandise at great values. In 2013, however, as expected, this effort has been very challenging as continued economic pressures limit our customers’ discretionary spending. Sales of non-consumables are expected to remain challenging, and we anticipate a continued shift to lower margin items within consumables and higher inventory shrink, all of which are projected to pressure our gross profit rate.

Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to extract costs, particularly Selling, general and administrative expenses (“SG&A”), that do not affect the customer experience, and plan to utilize our procurement capabilities and other initiatives to further these efforts. In addition, we continue to focus on improving our store labor costs as a percentage of sales through increased efficiencies in our store processes.

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

Focus on these priorities has resulted in improved performance in the third quarter of 2013 over the comparable 2012 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Total sales increased 10.5% to $4.38 billion. Sales in same-stores increased 4.4% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended November 1, 2013 were $220.

•                  Gross profit, as a percentage of sales, was 30.3% in the 2013 period compared to 30.9% in the 2012 period, a decline of 61 basis points. The most significant factors affecting the gross profit rate were an increase in the sales mix of the consumables category compared to the nonconsumables categories, an increase in sales of lower margin items within the consumables category, a higher shrink rate and increased markdowns.

•                  SG&A, as a percentage of sales, was 21.4% compared to 21.8% in the 2012 period, a decrease of 40 basis points. The improvement in SG&A, as a percentage of sales, is primarily due to the impact of efficiencies related to store labor costs as well as decreases in incentive compensation expense.

•                  Interest expense decreased by $6.2 million to $21.5 million in the 2013 period due to lower all-in interest rates primarily resulting from the completion of our refinancing earlier this year. Total long-term obligations as of November 1, 2013 were $2.92 billion.

•                  Net income was $237.4 million, or $0.74 per diluted share, compared to net income of $207.7 million, or $0.62 per diluted share, in the 2012 period. Diluted shares outstanding decreased by 11.5 million shares, reflecting the impact of share repurchases.

•                  Cash generated from operating activities was $760.6 million on a year to date basis, up from $690.9 million in the comparable prior year period. At November 1, 2013, we had a cash balance of $165.7 million.

•                  Inventories increased 4% on a per store basis over the 2012 period.

•                  During the 2013 year-to-date period, we opened 577 new stores, remodeled or relocated 534 stores and closed 22 stores, resulting in a store count of 11,061 as of November 1, 2013.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2013 and 2012, which represent the 52-week fiscal years ending January 31, 2014 and February 1, 2013, respectively. References to the third quarter accounting periods for 2013 and 2012 contained herein refer to the 13-week accounting periods ended November 1, 2013 and November 2, 2012, respectively.

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

The following table contains results of operations data for the most recent 13-week and 39-week periods of each of 2013 and 2012, and the dollar and percentage variances among those periods:

(amounts in millions,	13 Weeks Ended		2013 vs. 2012		39 Weeks Ended		2013 vs. 2012
except per share amounts)	Nov. 1, 2013	Nov. 2, 2012	Amount change	% change	Nov. 1, 2013	Nov. 2, 2012	Amount change	% change
Net sales by category:
Consumables	$3,362.8	$3,004.2	$358.5	11.9%	$9,859.5	$8,802.4	$1,057.2	12.0%
% of net sales	76.74%	75.78%			75.78%	74.50%
Seasonal	505.8	471.5	34.3	7.3	1,611.0	1,532.8	78.2	5.1
% of net sales	11.54%	11.89%			12.38%	12.97%
Home products	276.8	257.9	18.9	7.3	808.0	772.8	35.2	4.5
% of net sales	6.32%	6.51%			6.21%	6.54%
Apparel	236.5	230.9	5.5	2.4	731.7	706.6	25.2	3.6
% of net sales	5.40%	5.83%			5.62%	5.98%
Net sales	$4,381.8	$3,964.6	$417.2	10.5%	$13,010.2	$11,814.5	$1,195.7	10.1%
Cost of goods sold	3,053.3	2,738.5	314.8	11.5	9,009.3	8,096.9	912.4	11.3
% of net sales	69.68%	69.07%			69.25%	68.53%
Gross profit	1,328.5	1,226.1	102.4	8.3	4,000.9	3,717.6	283.3	7.6
% of net sales	30.32%	30.93%			30.75%	31.47%
Selling, general and administrative expenses	938.3	864.7	73.5	8.5	2,802.9	2,584.7	218.2	8.4
% of net sales	21.41%	21.81%			21.54%	21.88%
Operating profit	390.2	361.4	28.9	8.0	1,198.1	1,132.9	65.1	5.7
% of net sales	8.91%	9.12%			9.21%	9.59%
Interest expense	21.5	27.7	(6.2)	(22.4)	66.7	100.5	(33.8)	(33.6)
% of net sales	0.49%	0.70%			0.51%	0.85%
Other (income) expense	—	1.7	(1.7)	(100.0)	18.9	30.0	(11.1)	(37.0)
% of net sales	0.00%	0.04%			0.15%	0.25%
Income before income taxes	368.7	331.9	36.8	11.1	1,112.5	1,002.5	110.0	11.0
% of net sales	8.41%	8.37%			8.55%	8.49%
Income taxes	131.3	124.2	7.1	5.7	409.6	367.3	42.3	11.5
% of net sales	3.00%	3.13%			3.15%	3.11%
Net income	$237.4	$207.7	$29.7	14.3%	$702.9	$635.2	$67.7	10.7%
% of net sales	5.42%	5.24%			5.40%	5.38%
Diluted earnings per share	$0.74	$0.62	$0.12	19.4%	$2.16	$1.89	$0.27	14.3%

13 WEEKS ENDED NOVEMBER 1, 2013 AND NOVEMBER 2, 2012

Net Sales. The net sales increase in the 2013 third quarter reflects a same-store sales increase of 4.4% compared to the 2012 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2013 quarter, there were 10,208 same-stores which accounted for sales of $4.09 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. Consumables sales continued to increase at a higher rate than non-consumables in the 2013 quarter, with the most significant growth related to our recently introduced tobacco products and strong sales of perishables and candy and snacks. Same-store sales growth was solid in the seasonal and home products categories, while apparel sales were affected by merchandising initiatives that reduced apparel inventories in certain stores. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that these sales increases reflect the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the expansion of certain merchandise offerings (including tobacco products) and improved utilization of store square footage.

Gross Profit. Gross profit increased by 8.3%, and as a percentage of sales, decreased by 61 basis points to 30.3% in the 2013 third quarter. The majority of the gross profit rate decrease in the 2013 period as compared to the 2012 period was due to an increase in the mix of consumables and increased sales of lower margin consumables, including tobacco products and expanded perishables offerings, all of which contributed to lower initial inventory markups. In addition, we experienced a higher inventory shrinkage rate and higher markdowns.  These factors were partially offset by transportation efficiencies, including the impact of lower average fuel costs. The Company recorded a LIFO benefit of $3.7 million in the 2013 quarter compared to a LIFO provision of $0.1 million in the 2012 quarter.

SG&A Expense. SG&A expense was 21.4% as a percentage of sales in the 2013 period compared to 21.8% in the 2012 period, an improvement of 40 basis points. Retail labor expense increased at a rate lower than our increase in sales. Decreases in incentive compensation expense, benefits costs, and workers’ compensation and general liability expenses also contributed to the overall decrease in SG&A as a percentage of sales.  The above items were partially offset by costs that increased at a rate higher than our increase in sales, including depreciation and amortization and fees associated with the increased use of debit cards.

Interest Expense. The decrease in interest expense in the 2013 period compared to the 2012 period is due to lower all-in interest rates primarily resulting from the completion of our refinancing earlier this year. For more information, see “Liquidity and Capital Resources” in this report.

Income Taxes. The effective income tax rate for the 2013 period was 35.6% compared to a rate of 37.4% for the 2012 period which represents a net decrease of 1.8 percentage points. The third quarter 2013 effective income tax rate decreased primarily due to the recording of a tax benefit associated with the expiration of the time period in which the taxing authorities could have assessed additional income tax for our 2009 tax year.

39 WEEKS ENDED NOVEMBER 1, 2013 AND NOVEMBER 2, 2012

Net Sales. The net sales increase in the 2013 period reflects a same-store sales increase of 4.0% compared to the 2012 period. In the 2013 period our 10,208 same-stores accounted for sales of $12.14 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

We believe that the increase in sales in the year to date period also reflects the impact of various operating and merchandising initiatives discussed in the Executive Overview, including the expansion of certain of our merchandise offerings (including tobacco products) and improved utilization of store square footage.

Gross Profit. For the 2013 period, gross profit increased by 7.6%, and as a percentage of sales, decreased by 72 basis points to 30.8%. The majority of the gross profit rate decrease in the 2013 period as compared to the 2012 period was due to a higher mix of consumables and an increase in sales of lower margin consumables including tobacco products and expanded perishables offerings, all of which contributed to lower initial inventory markups. In addition, we experienced a higher inventory shrinkage rate and higher markdowns.  These factors were partially offset by transportation efficiencies. The Company recorded a LIFO benefit of $6.6 million in the 2013 period compared to a LIFO provision of $1.2 million in the comparable 2012 period.

SG&A Expense. SG&A expense was 21.5% as a percentage of sales in the 2013 period compared to 21.9% in the 2012 period, an improvement of 34 basis points. Retail labor expense increased at a rate lower than our increase in sales. Decreases in incentive compensation expense and workers’ compensation and general liability expenses also contributed to the overall decrease in SG&A as a percentage of sales.  The above items were partially offset by costs that increased at a rate higher than our increase in sales, including depreciation and amortization, fees associated with the increased use of debit cards, and an $8.5 million legal settlement of a previously decertified collective action in the 2013 period.

Interest Expense. The decrease in interest expense in the 2013 period compared to the 2012 period is due to lower all-in interest rates primarily resulting from the completion of our refinancing earlier this year. For more information, see “Liquidity and Capital Resources” in this report.

Other (Income) Expense. In the 2013 period, we recorded pretax losses of $18.9 million resulting from the termination of our senior secured credit facilities. In the 2012 period, we incurred pretax losses totaling $29.0 million resulting from the repurchase of our 11.875%/12.125% senior subordinated notes.

Income Taxes. The effective income tax rate for the 2013 period was 36.8% compared to a rate of 36.6% for the 2012 period which represents a net increase of 0.2 percentage points. The 2012 period was favorably impacted by the resolution of income tax examinations that did not reoccur, to the same extent, in the 2013 period. This rate increase was partially offset by the recording of an income tax benefit in 2013 associated with the expiration of the assessment period during which the taxing authorities could have assessed additional income tax associated with our 2009 tax year.  In addition, the 2013 period reflects larger income tax benefits associated with federal jobs credits. We receive a significant income tax benefit related to salaries paid to certain newly hired employees that qualify for federal jobs credits (principally the Work Opportunity Tax Credit or “WOTC”).  The federal law authorizing the WOTC credit was not in effect for employees hired after December 31, 2011 during the 39-week period ended November 2, 2012, but was retroactively re-enacted later in our 2012 fiscal year and currently applies to eligible employees hired on or before December 31, 2013. Whether these credits will be available for employees hired after December 31, 2013 depends upon a change in the tax law that extends the expiration date of these credit provisions, the certainty and timing of which are currently unclear.

Liquidity and Capital Resources

Facilities

In April 2013, we consummated a refinancing pursuant to which we terminated our existing senior secured credit agreements, entered into a five-year $1.85 billion unsecured credit agreement, and issued senior notes with a face value of $1.3 billion, net of discount totaling $2.8 million. Our senior unsecured credit facilities (the “Facilities”) consist of a $1.0 billion senior unsecured term loan facility (the “Term Facility”) and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $250.0 million. We may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million.

Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of November 1, 2013 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused amounts of the Facilities, and letter of credit fees.  The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on our long-term senior unsecured debt ratings.

The Term Facility will amortize in quarterly installments of $25.0 million, with the first such payment due on August 1, 2014, and the balance due at maturity on April 11, 2018. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants which place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of November 1, 2013, we were in compliance with all such covenants.  The Facilities also contain customary affirmative covenants and events of default.

As of November 1, 2013, we had total outstanding letters of credit of $45.4 million, $27.7 million of which were under the Revolving Facility, and borrowing availability under the Revolving Facility was $716.3 million.

For the remainder of fiscal 2013, we anticipate potential borrowings under the Revolving Facility up to a maximum of approximately $200.0 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Senior Notes

On July 12, 2012, we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which mature on July 15, 2017. Interest on the 2017

Senior Notes is payable in cash on January 15 and July 15 of each year, and commenced on January 15, 2013.

On April 11, 2013, we issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.5 million, which mature on April 15, 2018; and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $2.4 million, which mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture  as modified by supplemental indentures relating to each series of Senior Notes (as so supplemented, the “Senior Indenture”).  Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year, and commenced on October 15, 2013.

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

Sale-Leaseback Transaction

In November 2013 we signed an agreement pursuant to which we intend to sell and subsequently lease back approximately 233 currently owned stores. This transaction is expected to close in January 2014 and result in proceeds to us, after applicable taxes and fees, in excess of $200 million.  We currently anticipate that some or all of the net proceeds will be utilized for repurchases of our common stock. The closing of the transaction is contingent upon satisfactory completion of customary due diligence and other conditions specified in the agreement. No assurances can be given that the closing will be consummated in the timeframe anticipated or at all.

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

The following table sets forth a reconciliation of net income, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	13-weeks ended		39-weeks ended		52-weeks ended
(in millions)	Nov. 1, 2013	Nov. 2, 2012	Nov. 1, 2013	Nov. 2, 2012	Nov. 1, 2013	Feb. 1, 2013
Net income	$237.4	$207.7	$702.9	$635.2	$1,020.5	$952.7
Add:
Interest expense	21.5	27.7	66.6	100.5	94.0	127.9
Depreciation and amortization	83.1	73.7	242.9	215.4	321.0	293.5
Income tax expense	131.3	124.2	409.6	367.3	586.9	544.7
EBITDA	473.3	433.3	1,422.0	1,318.4	2,022.4	1,918.8

Adjustments:
Loss on debt retirements	—	—	18.9	30.6	18.9	30.6
Gain on hedging instruments	—	—	—	(2.4)	—	(2.4)
Non-cash expense for share-based awards	5.5	5.1	16.3	15.4	22.6	21.7
Indirect costs related to stock offerings	0.2	0.5	0.7	1.3	0.8	1.4
Litigation settlement and related costs, net	—	—	8.5	—	8.5	—
Other non-cash charges (including LIFO)	(2.3)	5.5	(1.1)	10.7	(1.4)	10.4
Other	—	1.7	0.1	2.5	0.1	2.5
Total Adjustments	3.4	12.8	43.4	58.1	49.5	64.2

Adjusted EBITDA	$476.7	$446.1	$1,465.4	$1,376.5	$2,071.9	$1,983.0

Current Financial Condition / Recent Developments

At November 1, 2013, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.92 billion. We had $716.3 million available for borrowing under our Revolving Facility at that date. We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

Our inventory balance represented approximately 50% of our total assets exclusive of goodwill and other intangible assets as of November 1, 2013. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As described in Note 7 to the condensed consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity. We also have certain income tax-related contingencies as disclosed in Note 3 to the condensed consolidated financial statements. Future negative developments could have a material adverse effect on our liquidity.

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

Cash flows from operating activities. Cash flows from operating activities were $760.6 million in the 39 weeks ended November 1, 2013, an increase of $69.7 million compared to the corresponding 2012 period. A significant component of our increase in cash flows from operating activities in the 2013 period compared to the 2012 period was the increase in net income due to increases in sales and gross profit, and lower SG&A expenses as a percentage of sales, as described in more detail above under “Results of Operations.” Significant components of the increase in cash flows from operating activities were related to changes in working capital, including Merchandise inventories, Accounts payable and Accrued expenses and other. The impact of the changes in inventory balances, which increased by a lesser amount in the 2013 period compared to the 2012 period, is explained in more detail below. Items positively affecting Accrued expenses and other include the timing of accruals and payments for legal settlements and taxes (exclusive of taxes on income), and the adjustment of accruals during the 2012 period resulting from the favorable resolution of income tax examinations.

Changes in Accounts payable had an offsetting impact and were due primarily to the timing and mix of merchandise purchases and related payments, the most significant category of which were domestic purchases.  A reduction in stock option exercise activity also had a positive effect on cash flows from operating activities due to the classification of the related tax benefits as financing activities.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories rose 8% during the 2013 year to date period compared to a 16% increase in the comparable 2012 period. In the 2013 period compared to the respective 2012 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased 16% compared to a 20% increase; the seasonal category increased by 1% compared to a 13% increase; the home products category increased by 10% compared to a 27% increase; and apparel declined by 14% compared to a 2% decline.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2013 period included the following approximate amounts: $167 million for improvements, upgrades, remodels and relocations of existing stores; $103 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $86 million for distribution and transportation-related capital expenditures; $65 million for stores purchased or built by us; and $17 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2013 period, we opened 577 new stores and remodeled or relocated 534 stores.

Significant components of property and equipment purchases in the 2012 period included the following approximate amounts: $129 million for improvements, upgrades, remodels and relocations of existing stores; $115 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $98 million for stores purchased or built by us; $87 million for distribution and transportation-related capital expenditures; and $19 million for information systems upgrades and technology-related projects. During the 2012 period, we opened 479 new stores and remodeled or relocated 591 stores.

Capital expenditures during 2013 are projected to be in the range of $550 million to $600 million. We anticipate funding 2013 capital requirements with cash flows from operations, and if necessary, we also have significant availability under our Revolving Facility. We plan to continue to invest in store growth and development of approximately 650 new stores and approximately 550 stores to be remodeled or relocated. Capital expenditures in 2013 are earmarked primarily for our ongoing growth initiatives including our distribution center under construction in Pennsylvania.

Cash flows from financing activities. Proceeds from the issuance of long-term obligations include the $1.0 billion unsecured Term Facility and the issuance of the Senior Notes totaling approximately $1.3 billion, the proceeds from which were used to extinguish our previous secured term loan and revolving credit facilities which had balances of $1.96 billion and $155.6 million at the date of termination. Net repayments under the Revolving Facility were $24.9 million during the 2013 period compared to net borrowings of $353.6 million during the 2012 period. We paid debt issuance costs and hedging fees totaling $29.2 million in the 2013 period related to our refinancing. During the 2013 and 2012 periods, we repurchased 7.8 million and 12.7 million outstanding shares of our common stock at a total cost of $420.0 million and $596.4 million, respectively, which includes 3.5 million shares at a total cost of $200.0 million repurchased in the third quarter of 2013.

Share Repurchase Program

On December 4, 2013, the Company’s Board of Directors authorized a $1.0 billion increase to our existing common stock repurchase program, increasing the total remaining authorization to approximately $1.22 billion at December 4, 2013. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and the authorization has no expiration date.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the period from March 20, 2013 to March 27, 2013, we entered into six treasury locks with a combined notional amount of $700.0 million and a weighted-average 10-year U.S. Treasury rate of 1.94% that were designated as cash flow hedges of interest rate risk on the planned issuance of 10-year senior notes. The issuance of the 2023 Senior Notes occurred on April 11, 2013.

ITEM 4.                                                CONTROLS AND PROCEDURES.

(a)                                 Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)                                 Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended November 1, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended November 1, 2013 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) ($)
08/03/13-08/31/13	—	—	—	423,584,000
09/01/13-09/30/13	3,460,433	57.79	3,460,433	223,591,000
10/01/13-11/01/13	—	—	—	223,591,000
Total	3,460,433	57.79	3,460,433	223,591,000

(a) A $500 million share repurchase program was publicly announced on September 5, 2012, and increases in the authorization under such program were announced on March 25, 2013 ($500 million increase) and December 4, 2013 ($1.0 billion increase).  The December 2013 authorization increase is not reflected in the table above. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6.                                                EXHIBITS.

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 7. Commitments and Contingencies.” You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “intend,” or “could,” and similar expressions that concern our strategy, plans, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, growth or initiatives; pending financing transactions; anticipated borrowing under certain of our credit facilities; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

•                  increases in the costs of labor, employment and healthcare;

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

DOLLAR GENERAL CORPORATION

Date:	December 5, 2013	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10	Summary of Non-Employee Director Compensation (effective February 1, 2014)

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document