Form 10-K
period 2014-01-31
DOLLAR GENERAL CORP
filed 2014-03-20
CIK 29534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

Commission file number: 001-11421

DOLLAR GENERAL CORPORATION
(Exact name of registrant as specified in its charter)

TENNESSEE (State or other jurisdiction of incorporation or organization)	61-0502302 (I.R.S. Employer Identification No.)

100 MISSION RIDGE
GOODLETTSVILLE, TN 37072
(Address of principal executive offices, zip code)

(615) 855-4000
Registrant's telephone number, including area code:

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate fair market value of the registrant's common stock outstanding and held by non-affiliates as of August 2, 2013 was $18.01 billion calculated using the closing market price of our common stock as reported on the NYSE on such date ($55.79). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

         The registrant had 313,596,983 shares of common stock outstanding as of March 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 29, 2014.

 INTRODUCTION

General

        This report contains references to years 2014, 2013, 2012, 2011, 2010, and 2009, which represent fiscal years ending or ended January 30, 2015, January 31, 2014, February 1, 2013, February 3, 2012, January 28, 2011, and January 29, 2010, respectively. Our fiscal year ends on the Friday closest to January 31, and each of the years listed will be or were 52-week years, with the exception of 2011 which consisted of 53 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

        Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward-Looking Statements

        We include "forward-looking statements" within the meaning of the federal securities laws throughout this report, particularly under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Note 8—Commitments and Contingencies," among others. You can identify these statements because they are not limited to historical fact or they use words such as "may," "will," "should," "could," "believe," "anticipate," "project," "plan," "expect," "estimate," "forecast," "goal," "potential," "opportunity," "intend," "will likely result," or "will continue" and similar expressions that concern our strategy, plans, intentions or beliefs about future occurrences or results. For example, all statements relating to our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans, objectives and expectations for future operations, growth or initiatives; or the expected outcome or effect of of legislative or regulatory changes or initiatives, pending or threatened litigation or audits are forward-looking statements.

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

 PART I

ITEM 1.    BUSINESS

General

        We are the largest discount retailer in the United States by number of stores, with 11,215 stores located in 40 states as of February 28, 2014, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumables, seasonal, home products and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our merchandise at everyday low prices (typically $10 or less) through our convenient small-box locations, with selling space averaging approximately 7,400 square feet.

Our History

        J.L. Turner founded our Company in 1939 as J.L. Turner and Son, Wholesale. We were incorporated as a Kentucky corporation under the name J.L. Turner & Son, Inc. in 1955, when we opened our first Dollar General store. We changed our name to Dollar General Corporation in 1968 and reincorporated in 1998 as a Tennessee corporation. Our common stock was publicly traded from 1968 until July 2007, when we merged with an entity controlled by investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., or KKR. In November 2009 our common stock again became publicly traded, and in December 2013 the entity controlled by investment funds affiliated with KKR sold its remaining shares of our common stock.

Our Business Model

        Our long history of profitable growth is founded on a commitment to a relatively simple business model: providing a broad base of customers with their basic everyday and household needs, supplemented with a variety of general merchandise items, at everyday low prices in conveniently located, small-box stores. We continually evaluate the needs and demands of our customers and modify our merchandise selections and pricing accordingly, while remaining focused on increasing profitability and returns for our shareholders.

        Fiscal year 2013 represented our 24th consecutive year of same-store sales growth. This growth, regardless of economic conditions, suggests that we have a less cyclical business model than most retailers and, we believe, is a result of our compelling value and convenience proposition.

        Compelling Value and Convenience Proposition.    Our ability to deliver highly competitive prices on national brand and quality private brand products in convenient locations and our easy "in and out" shopping format create a compelling shopping experience that distinguishes us from other discount, convenience and drugstore retailers. Our slogan of "Save time. Save money. Every day!" summarizes our appeal to customers. We believe our ability to effectively deliver both value and convenience allows us to succeed in small markets with limited shopping alternatives, as well as to profitably coexist alongside larger retailers in more competitive markets. Our value and convenience proposition is evidenced by the following attributes of our business model:

  •
  Convenient Locations.  Our stores are conveniently located in a variety of rural, suburban and urban communities, currently with approximately 70% serving communities with populations of fewer than 20,000. In more densely populated areas, our small-box stores typically serve the closely surrounding neighborhoods. The majority of our customers live within three to five miles, or a 10-minute drive, of our stores. Our close proximity to customers drives customer loyalty and trip frequency and makes us an attractive alternative to large discount and other large-box retail and grocery stores which are often located farther away. Our low-cost economic model enables us to serve many areas with fewer than 1,500 households.

  •
  Time-Saving Shopping Experience.  We also provide customers with a highly convenient shopping experience. Our stores' smaller size allows us to locate parking near the front entrance. Our product offering includes most necessities, such as basic packaged and refrigerated food and dairy products, cleaning supplies, paper products, health and beauty care items, greeting cards, basic apparel, housewares, hardware and automotive supplies, among others. Our convenient hours and broad merchandise offering allow our customers to fulfill their routine shopping requirements and minimize their need to shop elsewhere.

  •
  Everyday Low Prices on Quality Merchandise.  Our research indicates that we offer a price advantage over most food and drug retailers and that our prices are highly competitive with even the largest discount retailers. Our ability to offer everyday low prices on quality merchandise is supported by our low-cost operating structure and our strategy to maintain a limited number of stock keeping units ("SKUs") per category, which we believe helps us maintain strong purchasing power. Most items are priced at $10 or less, with approximately 25% at $1 or less. We offer quality nationally advertised brands at these everyday low prices in addition to offering our own comparable quality private brands at value prices.

        Substantial Growth Opportunities.    We believe we have substantial long-term growth potential in the U.S. We have identified significant opportunities to add new stores in both existing and new markets. In addition, we have opportunities within our existing store base to relocate or remodel to better serve our customers.

Our Operating Priorities

        We believe we continue to have significant opportunities to drive profitable growth by continuing to expand upon our simple business model, which is largely focused on serving the needs of the low, low-middle and fixed income consumer, a segment of the U.S. population that has continued to grow over the past several years. We believe our four key operating priorities, initially established in 2008, remain critical to the long-term growth and profitability of our company. These priorities are 1) drive productive sales growth; 2) increase, or enhance, our gross profit rate; 3) leverage process improvements and information technology to reduce costs; and 4) strengthen and expand Dollar General's culture of serving others.

        Drive Productive Sales Growth.    We believe our customer-driven merchandise mix and attractive value proposition, combined with the impact of our remodeled and relocated stores provide a strong basis for increased same-store sales. On a comparable 52-week basis, our same-store sales increased 3.3% in 2013, 4.7% in 2012 and 6.0% in 2011. Our average net sales per square foot, based on total stores, increased to $220 in 2013 from $216 in 2012 and $213 in 2011 (which included a contribution of approximately $4 from the 53rd week.)

        In 2013, among other initiatives, we further expanded our perishables offerings and added tobacco products to our stores, both of which contributed significantly to our same-store sales growth. We believe that selling tobacco products and perishables drives more frequent shopping trips by our existing customers and attracts new customers by making our stores more relevant to a broader customer base. We believe we have opportunities to increase our store productivity in 2014 through continued improvements in store space utilization, pricing and markdown optimization and additional merchandising initiatives. We also plan to continue to remodel stores to update our appearance and relocate stores to increase square footage, where needed, improve visibility and accessibility or to obtain more attractive lease terms.

        Our new store expansion strategy also is a critical element of our priority to drive productive sales growth. We have confidence in our real estate disciplines and in our ability to identify, open and operate successful new stores. In 2013, we opened 650 new stores and increased our selling square footage by 6.6%. We recently completed a study of our remaining new store opportunities utilizing new site selection technology. The results of our initial review affirm our confidence in our ability to continue to expand our store base at the current pace for the foreseeable future. In 2014, we plan to open 700 new stores and increase our square footage by over 6% as we continue to expand in our core markets and newer states.

        Increase, or Enhance, Our Gross Profit Rate.    Another key component of our growth strategy is increasing, or enhancing, our gross profit rate.

        We remain committed to an everyday low price ("EDLP") strategy that our customers can depend on. To strengthen our adherence to this strategy and still protect gross profit, we utilize various pricing and merchandising options, including zone pricing, markdown optimization strategies and changes to our product selection, such as alternate national brands and private brands, which generally have higher gross profit rates. In addition, we maintain an ongoing focus on reducing transportation and distribution costs as well as minimizing inventory shrinkage and damages. The addition of tobacco products and our continued expansion of perishable food items in 2013 contributed significantly to increases in sales and gross profit dollars, although, as expected, at a lower gross profit rate. Importantly, we believe these categories are instrumental to attaining our goals of driving more frequent shopping trips and attracting new customers. Furthermore, we believe our inventory shrinkage rate increased, in part, due to our addition of various items with relatively higher retail prices, many of which were in our health and beauty departments.

        Over the long term, we will continue our efforts to reduce product costs through further expansion of our private brands, shrink reduction, foreign sourcing, the use of online procurement auctions and incremental distribution and transportation efficiencies. We also plan to continue to introduce new products that meet our customers' needs into our home, apparel and seasonal categories, which generally have higher gross profit rates than consumables.

        Leverage Process Improvements and Information Technology to Reduce Costs.    As part of our ongoing effort to improve our cost structure and enhance efficiencies throughout the organization, in 2013 we made further progress in our efforts to simplify our store processes. This progress contributed to a reduction in store labor as a percentage of sales. In addition, we realized cost savings from our centralized procurement initiative and other expense reduction efforts. In 2014, we expect to achieve further savings from our procurement initiatives and will remain focused on controlling those expenses that are within our control. Note that certain factors primarily related to our cash incentive compensation plan caused certain expenses in 2013 to be less than those expected in 2014 and beyond, as explained in further detail in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this report.

        Strengthen and Expand Our Culture of Serving Others.    The mission of "Serving Others" has been key to the culture of Dollar General for many years and we recognize the importance of this mission to our long-term success. For customers this means helping them "Save time. Save money. Every day!" by providing clean, well-stocked stores with quality products at low prices. For employees, this means creating an environment that attracts and retains key employees throughout the organization. For the public, this means giving back to our store communities through our charitable and other efforts. For shareholders, this means meeting their expectations of an efficiently and profitably run organization that operates with compassion and integrity.

Our Merchandise

        We offer a focused assortment of everyday necessities, which drive frequent customer visits, and key items in a broad range of general merchandise categories. Our product assortment provides the opportunity for our customers to address most of their basic shopping needs with one trip. We sell high-quality national brands from leading manufacturers such as Procter & Gamble, PepsiCo, Coca-Cola, Nestle, General Mills, Unilever, Kimberly Clark, Kellogg's and Nabisco, which are typically found at higher retail prices elsewhere. Additionally, our private brand consumables offer even greater value with options to purchase value items and national brand equivalent products at substantial discounts to the national brand.

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

        Consumables is our largest category and includes paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, laundry and other home cleaning supplies); packaged food (such as cereals, canned soups and vegetables, condiments, spices, sugar and flour); perishables (such as milk, eggs, bread, frozen meals, beer and wine); snacks (including candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (including over-the-counter medicines and personal care products, such as soap, body wash, shampoo, dental hygiene and foot care products); pet (including pet supplies and pet food); and tobacco products.

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

        The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2013	2012	2011
Consumables	75.2%	73.9%	73.2%
Seasonal	12.9%	13.6%	13.8%
Home products	6.4%	6.6%	6.8%
Apparel	5.5%	5.9%	6.2%

        Our seasonal and home products categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

        The typical Dollar General store has, on average, approximately 7,400 square feet of selling space and is typically operated by a store manager, an assistant store manager and three or more sales associates. Approximately 66% of our stores are in freestanding buildings and 34% are in strip shopping centers. Most of our customers live within three to five miles, or a 10 minute drive, of our stores.

        Our typical store features a low cost, no frills building with limited maintenance capital, low operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and investment returns. Our initial capital investment in new stores and relocations varies depending on the lease structure or ownership as well as the size and location of the store and the number of coolers appropriate for the location.

        We generally have had good success in locating suitable store sites in the past, and we believe that there is ample opportunity for new store growth in existing and new markets. In addition, we believe we have significant opportunities available for our relocation and remodel programs.

        Our recent store growth is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Year
2011	9,372	625	60	565	9,937
2012	9,937	625	56	569	10,506
2013	10,506	650	24	626	11,132

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

        To attract new and retain existing customers, we continue to focus on product selection, in-stock levels, pricing, targeted advertising, store standards, convenient site locations, and a pleasant overall customer experience.

Our Suppliers

        We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise, such as Procter & Gamble, PepsiCo, Coca-Cola, Nestle, General Mills, Unilever, Kimberly Clark, Kellogg's, and Nabisco. Despite our broad offering, we maintain only a limited number of SKUs per category, giving us a pricing advantage in dealing with our suppliers. Approximately 8% and 7% of our purchases in 2013 were from our largest and second largest suppliers, respectively. Our private brands come from a diversified supplier base. We directly imported approximately $725 million or 6% of our purchases at cost (10% of our purchases based on their retail value) in 2013. Our vendor arrangements generally provide for payment for such merchandise in U.S. dollars.

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

Distribution and Transportation

        Our stores are currently supported by twelve distribution centers located strategically throughout our geographic footprint, including our newest distribution center in Bethel, Pennsylvania which began shipping in January 2014. We lease additional temporary warehouse space as necessary to support our distribution needs. Over the past few years we have made significant investments in facilities, technological improvements and upgrades, and we continue to improve work processes, all of which increase our efficiency and ability to support our merchandising and operations initiatives as well as our new store growth. We continually analyze and rebalance the network to ensure that it remains efficient and provides the service our stores require. See "—Properties" for additional information pertaining to our distribution centers.

        Most of our merchandise flows through our distribution centers and is delivered to our stores by third-party trucking firms, utilizing our trailers. Our agreements with these trucking firms are based on estimated costs of diesel fuel, with the difference in estimated and current market fuel costs passed through to us. The costs of diesel fuel are significantly influenced by international, political and economic circumstances. If fuel price increases were to arise for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our transportation costs.

Seasonality

        Our business is seasonal to a certain extent. Generally, our highest sales volume occurs in the fourth quarter, which includes the Christmas selling season, and the lowest occurs in the first quarter. In addition, our quarterly results can be affected by the timing of certain holidays, the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as financial transactions such as debt refinancing and stock repurchases. We purchase substantial amounts of inventory in the third quarter and incur higher shipping costs and higher payroll costs in anticipation of the increased sales activity during the fourth quarter. In addition, we carry merchandise during our fourth quarter that we do not carry during the rest of the year, such as gift sets, holiday decorations, certain baking items, and a broader assortment of toys and candy.

        The following table reflects the seasonality of net sales, gross profit, and net income by quarter for each of the quarters of our three most recent fiscal years. The fourth quarter of the year ended February 3, 2012 was comprised of 14 weeks, and each of the other quarters reflected below were comprised of 13 weeks.

(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended January 31, 2014
Net sales	$4,233.7	$4,394.7	$4,381.8	$4,493.9
Gross profit	1,295.1	1,377.3	1,328.5	1,434.8
Net income(a)	220.1	245.5	237.4	322.2
Year Ended February 1, 2013
Net sales	$3,901.2	$3,948.7	$3,964.6	$4,207.6
Gross profit	1,228.3	1,263.2	1,226.1	1,367.8
Net income(b)	213.4	214.1	207.7	317.4
Year Ended February 3, 2012
Net sales	$3,451.7	$3,575.2	$3,595.2	$4,185.1
Gross profit	1,087.4	1,148.3	1,115.8	1,346.4
Net income(c)	157.0	146.0	171.2	292.5

(a)
Includes expenses, net of income taxes, of $11.5 million related to the termination of credit facilities in the first quarter of 2013.

(b)
Includes expenses, net of income taxes, of $17.7 million related to the redemption of long-term obligations in the second quarter of 2012.

(c)
Includes expenses, net of income taxes, of $35.4 million related to the redemption of long-term obligations in the second quarter of 2011.

Our Competition

        We operate in the basic discount consumer goods market, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors include Family Dollar, Dollar Tree, Fred's, 99 Cents Only and various local, independent operators, as well as Walmart, Target, Kroger, Aldi, Walgreens, CVS, and Rite Aid, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do.

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

Our Employees

        As of February 28, 2014, we employed approximately 100,600 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel and distribution center and administrative personnel. We have increasingly focused on recruiting, training, motivating and retaining employees, and we believe that the quality, performance and morale of our employees have increased as a result. We currently are not a party to any collective bargaining agreements.

Our Trademarks

        We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including without limitation the trademarks Dollar General®, Dollar General Market®, Clover Valley®, DG®, Smart & Simple®, trueliving®, Sweet Smiles®, Open Trails®, Bobbie Brooks®, Comfort Bay®, Holiday Style®, and Ever PetTM along with variations and formatives of these trademarks as well as certain other trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

        We also hold licenses to use various trademarks owned by third parties, including a license to the Fisher Price brand for certain items of children's clothing through December 31, 2014, and an exclusive license to the Rexall brand through March 5, 2020.

Available Information

        Our Internet website address is www.dollargeneral.com. We file with or furnish to the Securities and Exchange Commission (the "SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents. These documents are available free of charge to investors on or through the Investor Information portion of our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as Dollar General, that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

         Current economic conditions and other economic factors may adversely affect our financial performance and other aspects of our business by negatively impacting our customers' disposable income or discretionary spending, increasing our costs of goods sold and selling, general and administrative expenses, and adversely affecting our sales or profitability.

        We believe many of our customers have fixed or low incomes and generally have limited discretionary spending dollars. Any factor that could adversely affect that disposable income would decrease our customers' spending and could cause our customers to shift their spending to products other than those sold by us or to our less profitable product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, a change in the mix of products we sell, and a reduction in profitability due to lower margins. Factors that could reduce our customers' disposable income and over which we exercise no influence include but are not limited to a further slowdown in the economy, a delayed economic recovery, or other economic conditions such as increased or sustained high unemployment or underemployment levels, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws, concerns over government mandated participation in health insurance programs, and decreases in government subsidies such as unemployment and food assistance programs.

        Many of the factors identified above that affect disposable income, as well as commodity rates, transportation costs (including the costs of diesel fuel), costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors, also affect our cost of goods sold and our selling, general and administrative expenses, and may have other adverse consequences which we are unable to fully anticipate or control, all of which may adversely affect our sales or profitability. We have limited or no ability to control many of these factors.

         Our plans depend significantly on strategies and initiatives designed to increase sales and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely.

        We have strategies and initiatives (such as those relating to merchandising, sourcing, shrink, private brand, distribution and transportation, store operations, expense reduction, and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition and to achieve our financial plans. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation, particularly in light of the diverse geographic locations of our stores and the fact that our field management is so decentralized. General implementation also may be negatively affected by other risk factors described herein. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management's estimates could adversely affect our business, results of operations and financial condition.

        The success of our merchandising initiatives, particularly those with respect to non-consumable merchandise and store-specific products and allocations, depends in part upon our ability to predict consistently and successfully the products that our customers will demand and to identify and timely respond to evolving trends in demographics and consumer preferences, expectations and needs. If we are unable to select products that are attractive to customers, to obtain such products at costs that allow us to sell them at a profit, or to effectively market such products, our sales, market share and profitability could be adversely affected. If our merchandising efforts in the non-consumables area or the higher margin areas within consumables are unsuccessful, we could be further adversely affected by our inability to offset the lower margins associated with our consumables business.

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

        Some new stores may be located in areas where we have little or no meaningful experience or brand recognition. Those areas may have different competitive and market conditions, consumer tastes and discretionary spending patterns than our existing markets, as well as higher cost of entry, which may cause our new stores to be initially less successful than stores in our existing markets. In addition, our alternative format stores, such as our Dollar General Market and, to a lesser degree our Dollar General Plus stores, have significantly higher capital costs than our traditional Dollar General stores, and, as a result, may increase our financial risk if they do not perform as expected.

        Many new stores will be located in areas where we have existing stores. Although we have experience in these areas, increasing the number of locations in these markets may result in inadvertent oversaturation and temporarily or permanently divert customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

         Our profitability may be negatively affected by inventory shrinkage.

        We are subject to the risk of inventory loss and theft. We experience significant inventory shrinkage and cannot be sure that incidences of inventory loss and theft will decrease in the future or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our results of operations and financial condition could be affected adversely.

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

        Competition for customers has intensified as competitors have moved into, or increased their presence in, our geographic markets, and we expect this competition to continue to increase. In addition, some of our large box competitors are or may be developing small box formats, and increasing the pace at which they will open the small box formats, which will produce more competition. We remain vulnerable to the marketing power and high level of consumer recognition of these larger competitors and to the risk that these competitors or others could venture into our industry in a significant way.

         Our private brands may not maintain broad market acceptance and increase the risks we face.

        The sale of private brand items is an important component of our future sales growth and gross profit rate enhancement plans. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. We believe that our success in maintaining broad market acceptance of our private brands depends on many factors, including pricing, our costs, quality and customer perception. We may not achieve or maintain our expected sales for our private brands. The expansion of our private brand offerings also subjects us to certain risks, such as: potential product liability risks and mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors' products, which, in turn, could adversely affect our relationship with certain of our vendors. Any failure to appropriately address some or all of these risks could have a significant adverse effect on our business, results of operations and financial condition.

         A significant disruption to our distribution network, to the capacity of our distribution centers or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

        We rely on our distribution and transportation network to provide goods to our stores in a timely and cost-effective manner. This distribution occurs through deliveries to our distribution centers from vendors and then from the distribution centers or direct-ship vendors to our stores by various means of transportation, including shipments by sea and truck. Any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. For example, unexpected delivery delays or increases in transportation costs (including through increased fuel costs, a decrease in transportation capacity for overseas shipments, or work stoppages or slowdowns) could significantly decrease our ability to make sales and earn profits. Labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries or which would necessitate our securing alternative labor or shipping suppliers could also increase our costs or otherwise negatively affect our business.

        We maintain a network of distribution facilities and have plans to build new facilities to support our growth objectives. Delays in opening distribution centers could adversely affect our future financial performance by slowing store growth, which may in turn reduce revenue growth, or by increasing transportation costs. In addition, distribution-related construction or expansion projects entail risks that could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of these projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

         Risks associated with or faced by our suppliers could adversely affect our financial performance.

        The products we sell are sourced from a wide variety of domestic and international suppliers, and we are dependent on our vendors to supply merchandise in a timely and efficient manner. In 2013, our largest supplier accounted for 8% of our purchases, and our next largest supplier accounted for approximately 7% of such purchases. We have not experienced any difficulty in obtaining sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we would generally be able to obtain alternative sources without experiencing a substantial disruption of our business. However, such alternative sources could increase our merchandise costs and reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales. Additionally, if a supplier fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise out-of-stocks that could lead to lost sales and damage to our reputation.

        We directly imported approximately 6% of our purchases (measured at cost) in 2013, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods for any reason, such as political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers' failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties, merchandise quality or safety issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import, are beyond our control and could adversely affect our operations and profitability. Because a substantial amount of our imported merchandise comes from China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. In addition, the United States' foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase.

         Product liability and food safety claims could adversely affect our business, reputation and financial performance.

        Despite our best efforts to ensure the quality and safety of the products we sell, we may be subject to product liability claims from customers or actions required or penalties assessed by government agencies relating to products, including but not limited to food products that are recalled, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products must comply with applicable product and food safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. We generally seek contractual indemnification and insurance coverage from our suppliers. However, if we do not have adequate contractual indemnification or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations. Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers' lack of understanding of U.S. product liability or other laws, which may result in our having to respond to claims or complaints from customers as if we were the manufacturer. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

         We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our financial performance.

        Our business is subject to numerous and increasing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. The complexity of the regulatory environment in which we operate and the related cost of compliance are increasing due to expanding and additional legal and regulatory requirements and increased enforcement efforts. New laws or regulations, particularly those dealing with healthcare reform, product safety, and labor and employment, among others, or changes in existing laws and regulations, particularly those governing the sale of products, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, class action litigation or other litigation, in addition to reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.

         Litigation may adversely affect our business, results of operations and financial condition.

        Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The number of employment-related class actions filed each year has continued to increase, and recent changes and proposed changes in Federal and state laws, regulations and agency guidance may cause claims to rise even more. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, results of operations and financial condition. See Note 8 to the consolidated financial statements for further details regarding certain of these pending matters.

         Natural disasters (whether or not caused by climate change), unusual weather conditions, pandemic outbreaks, terrorist acts, and global political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

        The occurrence of one or more natural disasters, such as hurricanes, fires, floods, tornadoes and earthquakes, unusual weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our business and financial performance. Uncharacteristic or significant weather conditions can affect consumer shopping patterns, which could lead to lost sales or greater than expected markdowns and adversely affect our short-term results of operations. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some domestic and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the inability of customers to reach or have transportation to our stores directly affected by such events, the temporary reduction in the availability of products in our stores and disruption of our utility services or to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

         Material damage or interruptions to our information systems as a result of external factors, staffing shortages or unanticipated challenges or difficulties in maintaining or updating our existing technology or developing or implementing new technology could have a material adverse effect on our business or results of operations.

        We depend on a variety of information technology systems for the efficient functioning of our business. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cybersecurity breaches, natural disasters and human error. Damage or interruption to these systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim and may experience loss or corruption of critical data, which could have a material adverse effect on our business or results of operations.

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

         Failure to attract, train and retain qualified employees, particularly field, store and distribution center managers, while controlling labor costs, as well as other labor issues, could adversely affect our financial performance.

        Our future growth and performance and positive customer experience depends on our ability to attract, train, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover such as field managers and distribution center managers. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulations (including changes in "entitlement" programs such as health insurance and paid leave programs). If we are unable to attract and retain adequate numbers of qualified employees, our operations, customer service levels and support functions could suffer. To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, recently enacted comprehensive healthcare reform legislation will likely cause our healthcare costs to increase. While the significant costs of the healthcare reform legislation will occur after 2013 (as many of the changes affecting us took effect January 1, 2014), if at all, due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant negative effect on our business. Our ability to pass along labor costs to our customers is constrained by our low price model.

         Our success depends on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

        Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The loss of the services of any of our executive officers, particularly Richard W. Dreiling, our Chief Executive Officer, could have a material adverse effect on our operations. Competition for skilled and experienced management personnel is intense, and our future success will also depend on our ability to attract and retain qualified personnel, and a failure to attract and retain new qualified personnel could have an adverse effect on our operations. We do not currently maintain key person life insurance policies with respect to our executive officers or key personnel.

         Our cash flows from operations may be negatively affected if we are not successful in managing our inventory balances.

        Our inventory balance represented approximately 48% of our total assets exclusive of goodwill and other intangible assets as of January 31, 2014. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers' demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results or that subjects us to the risk of increased inventory shrinkage. If our buying decisions do not accurately predict customer trends, we inappropriately price products or our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

         Because our business is seasonal to a certain extent, with the highest volume of net sales during the fourth quarter, adverse events during the fourth quarter could materially affect our financial statements as a whole.

        We generally recognize our highest volume of net sales during the Christmas selling season, which occurs in the fourth quarter of our fiscal year. In anticipation of this holiday, we purchase substantial amounts of seasonal inventory. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, or unanticipated adverse weather could result in lower-than-planned sales during the holiday season. An excess of seasonal merchandise inventory could result if our net sales during the Christmas selling season fall below seasonal norms or expectations. If our fourth quarter sales results were substantially below expectations, our financial performance and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.

         Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

        Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, wage and hour and other employment-related claims, including class actions, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers' compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. Although we continue to maintain property insurance for catastrophic events at our store support center and distribution centers, we are effectively self-insured for other property losses. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

         Any failure to maintain the security of information we hold relating to our customers, employees and vendors, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could seriously disrupt our operations and harm our reputation.

        In connection with sales, we transmit confidential credit and debit card information. We also have access to, collect or maintain private or confidential information regarding our customers, employees and vendors, as well as our business. We have procedures and technology in place to safeguard such data and information. To our knowledge, computer hackers have been unable to gain access to the information stored in our information systems. However, cyberattacks are rapidly evolving and becoming increasingly sophisticated. Additionally, under certain circumstances, we may share information with vendors that assist us in conducting our business, as required by law, or with the permission of the individual. While we have implemented procedures to protect our information and require appropriate controls of our vendors, it is possible that computer hackers and others might compromise our security measures or those of our technology and other vendors in the future and obtain the personal information of our customers, employees and vendors that we hold or our business information. A security breach of any kind could expose us to risks of data loss, litigation, government enforcement actions and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation which could cause us to lose market share and have an adverse effect on our business and financial performance.

         Deterioration in market conditions or changes in our credit profile could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or other opportunities or to react to changes in the economy or our industry.

        We obtain and manage liquidity from the positive cash flow we generate from our operating activities and our access to capital markets, including our credit facility. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to this source of future liquidity. There is no assurance that our ability to obtain additional financing through the capital markets will not be adversely impacted by economic conditions. Our debt securities currently have an investment grade rating, and a downgrade of this rating likely would make it more difficult or expensive for us to obtain additional financing and would increase the cost of borrowing under our credit facility, which could adversely affect our cash flow and limit our growth strategy or other opportunities or our ability to react to changes in the economy or our industry.

        At January 31, 2014, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.8 billion. We also had an additional $822.8 million available for borrowing under our unsecured revolving credit facility. This level of debt could have important negative consequences to our business, including:

  •
  requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities or repurchase shares of our common stock;

  •
  making it more difficult for us to raise additional capital to fund our operations and pursue our growth strategy, including by limiting our ability to obtain additional financing for working capital, capital expenditures and debt service requirements; and

  •
  placing us at a disadvantage compared to our competitors who are less leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions.

         Our debt agreements contain restrictions that could limit our flexibility in operating our business.

        Our credit facilities and the indenture governing our notes contain various covenants that could limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries' ability to, among other things:

  •
  incur indebtedness of subsidiaries;

  •
  create certain liens or encumbrances;

  •
  merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and

  •
  make any material change in the nature of our business.

        We are also subject to specified financial ratio covenants under our credit facilities. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and other covenants. A breach of any of these covenants could result in a default under the agreement governing such indebtedness and inability to borrow additional amounts under our revolving credit facility. Upon our failure to maintain compliance with these covenants, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit thereunder. If the lenders under such indebtedness accelerate the repayment of borrowings, we cannot make assurances that we will have sufficient assets to repay those borrowings, as well as our other indebtedness, including our outstanding notes.

         New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

        The implementation of proposed new accounting standards may require extensive systems, internal process and other changes that could increase our operating costs, and may also result in changes to our financial statements. In particular, the implementation of expected future accounting standards related to leases, as currently being contemplated by the convergence project between the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB"), as well as the possible adoption of international financial reporting standards by U.S. registrants, could require us to make significant changes to our lease management, fixed asset, and other accounting systems, and, if implemented, are likely to result in significant changes to our financial statements.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of February 28, 2014, we operated 11,215 retail stores located in 40 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	597	Missouri	398
Arizona	85	Nebraska	80
Arkansas	325	Nevada	22
California	102	New Hampshire	9
Colorado	33	New Jersey	71
Connecticut	15	New Mexico	72
Delaware	36	New York	285
Florida	656	North Carolina	611
Georgia	632	Ohio	608
Illinois	405	Oklahoma	355
Indiana	399	Pennsylvania	489
Iowa	178	South Carolina	425
Kansas	194	South Dakota	11
Kentucky	421	Tennessee	578
Louisiana	461	Texas	1,198
Maryland	92	Utah	8
Massachusetts	10	Vermont	20
Michigan	330	Virginia	307
Minnesota	33	West Virginia	179
Mississippi	369	Wisconsin	116

        Most of our stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. Many stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of up to 15 years with multiple renewal options. We also have stores subject to shorter-term leases and many of these leases have renewal options. In recent years, an increasing percentage of our new stores have been subject to build-to-suit arrangements.

        As of February 28, 2014, we operated twelve distribution centers, as described in the following table:

Location	Year Opened	Approximate Square Footage	Approximate Number of Stores Served
Scottsville, KY	1959	720,000	774
Ardmore, OK	1994	1,310,000	1,380
South Boston, VA	1997	1,250,000	926
Indianola, MS	1998	820,000	803
Fulton, MO	1999	1,150,000	1,256
Alachua, FL	2000	980,000	947
Zanesville, OH	2001	1,170,000	1,173
Jonesville, SC	2005	1,120,000	1,107
Marion, IN	2006	1,110,000	1,174
Bessemer, AL	2012	940,000	1,025
Lebec, CA	2012	600,000	253
Bethel, PA	2014	1,000,000	397

        We lease the distribution centers located in California, Oklahoma, Mississippi and Missouri and own the other eight distribution centers in the table above. Approximately 7.25 acres of the land on which our Kentucky distribution center is located is subject to a ground lease. As of January 31, 2014, we leased approximately 621,000 square feet of additional temporary warehouse space to support our distribution needs.

        Our executive offices are located in approximately 302,000 square feet of owned buildings and approximately 56,000 square feet of leased office space in Goodlettsville, Tennessee.

ITEM 3.    LEGAL PROCEEDINGS

        The information contained in Note 8 to the consolidated financial statements under the heading "Legal proceedings" contained in Part II, Item 8 of this report is incorporated herein by this reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our current executive officers as of March 20, 2014 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position
Richard W. Dreiling	60	Chairman and Chief Executive Officer
Todd J. Vasos	52	Chief Operating Officer
David M. Tehle	57	Executive Vice President and Chief Financial Officer
David D'Arezzo	55	Executive Vice President and Chief Merchandising Officer
John W. Flanigan	62	Executive Vice President, Global Supply Chain
Robert D. Ravener	55	Executive Vice President and Chief People Officer
Gregory A. Sparks	53	Executive Vice President, Store Operations
Anita C. Elliott	49	Senior Vice President and Controller
Rhonda M. Taylor	46	Senior Vice President and General Counsel

        Mr. Dreiling joined Dollar General in January 2008 as Chief Executive Officer and a member of our Board. He was appointed Chairman of the Board on December 2, 2008. Prior to joining Dollar General, Mr. Dreiling served as Chief Executive Officer, President and a director of Duane Reade Holdings, Inc. and Duane Reade Inc., the largest drugstore chain in New York City, from November 2005 until January 2008 and as Chairman of the Board of Duane Reade from March 2007 until January 2008. Prior to that, Mr. Dreiling, beginning in March 2005, served as Executive Vice President—Chief Operating Officer of Longs Drug Stores Corporation, an operator of a chain of retail drug stores on the West Coast and Hawaii, after having joined Longs in July 2003 as Executive Vice President and Chief Operations Officer. From 2000 to 2003, Mr. Dreiling served as Executive Vice President—Marketing, Manufacturing and Distribution at Safeway Inc., a food and drug retailer. Prior to that, Mr. Dreiling served from 1998 to 2000 as President of Vons, a Southern California food and drug division of Safeway. He currently serves as the Chairman of the Retail Industry Leaders Association (RILA). Mr. Dreiling is a director of Lowe's Companies, Inc.

        Mr. Vasos joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer. He was promoted to Chief Operating Officer in November 2013. Prior to joining Dollar General, Mr. Vasos served in executive positions with Longs Drug Stores Corporation for 7 years, including Executive Vice President and Chief Operating Officer (February 2008 through November 2008) and Senior Vice President and Chief Merchandising Officer (2001 - 2008), where he was responsible for all pharmacy and front-end marketing, merchandising, procurement, supply chain, advertising, store development, store layout and space allocation, and the operation of three distribution centers. He also previously served in leadership positions at Phar-Mor Food and Drug Inc. and Eckerd Corporation.

        Mr. Tehle joined Dollar General in June 2004 as Executive Vice President and Chief Financial Officer. He served from 1997 to June 2004 as Executive Vice President and Chief Financial Officer of Haggar Corporation, a manufacturing, marketing and retail corporation. From 1996 to 1997, he was Vice President of Finance for a division of The Stanley Works, one of the world's largest manufacturers of tools, and from 1993 to 1996, he was Vice President and Chief Financial Officer of Hat Brands, Inc., a hat manufacturer. Earlier in his career, Mr. Tehle served in a variety of financial-related roles at Ryder System, Inc. and Texas Instruments Incorporated. Mr. Tehle is a director of Jack in the Box Inc.

        Mr. D'Arezzo joined Dollar General in November 2013 as Executive Vice President and Chief Merchandising Officer. Prior to Dollar General, from May 2008 until August 2013, Mr. D'Arezzo served as Executive Vice President and Chief Operating Officer of Grocers Supply Co., Inc., the largest independent wholesaler in the southern United States, serving over 800 supermarkets with a full-line of products for resale. In this role, he was responsible for all functions and the running of the wholesale business. From 2006 to 2008, he served as Senior Vice President and Chief Marketing Officer of Duane Reade, Inc., the largest drugstore chain in New York City, and as its Interim Chief Executive Officer for four months in 2008. Prior to Duane Reade, he served as Chief Operating Officer of Raley's Family of Stores, Northern California's premier supermarket operating 120 stores in three western states, from 2003 to 2005. From 2002 to 2003, he served as Executive Vice President of Merchandising and Replenishment at Office Depot, Inc., a global supplier of office products and services. From 1994 to 2002, Mr. D'Arezzo held various positions at Wegmans Food Market, a supermarket operator, including Senior Vice President of Merchandising (1998 - 2002), Division Manager (1997) and Group Manager (1994 - 1996). He worked as Vice President of Sales at DNA Plant Technology, a biotechnology start-up company, in 1994. He also held various positions at PepsiCo, Inc. from 1989 to 1993, including Business Development Manager, Area Marketing Manager, Brand Manager—Diet Pepsi and New Products Assistant Marketing Manager.

        Mr. Flanigan joined Dollar General as Senior Vice President, Global Supply Chain in May 2008. He was promoted to Executive Vice President in March 2010. He has over 25 years of management experience in retail logistics. Prior to joining Dollar General, he was Group Vice President of Logistics and Distribution for Longs Drug Stores Corporation, an operator of a chain of retail drug stores on the West Coast and Hawaii, from October 2005 to April 2008. In this role, he was responsible for overseeing warehousing, inbound and outbound transportation and facility maintenance to service over 500 retail outlets. From September 2001 to October 2005, he served as the Vice President of Logistics for Safeway Inc., a food and drug retailer, where he oversaw distribution of food products from Safeway distribution centers to all retail outlets, inbound traffic and transportation. He also has held distribution and logistics leadership positions at Vons—a Safeway company, Specialized Distribution Management Inc., and Crum & Crum Logistics.

        Mr. Ravener joined Dollar General as Senior Vice President and Chief People Officer in August 2008. He was promoted to Executive Vice President in March 2010. Prior to joining Dollar General, he served in human resources executive roles with Starbucks Corporation, a roaster, marketer and retailer of specialty coffee, from September 2005 until August 2008 as the Senior Vice President of U.S. Partner Resources and, prior to that, as the Vice President, Partner Resources—Eastern Division. As the Senior Vice President of U.S. Partner Resources at Starbucks, Mr. Ravener oversaw all aspects of human resources activity for more than 10,000 stores. Prior to serving at Starbucks, Mr. Ravener held Vice President of Human Resources roles for The Home Depot Inc., a home improvement retailer, at its Store Support Center and a domestic field division from April 2003 to September 2005. Mr. Ravener also served in executive roles in both human resources and operations at Footstar, Inc. and roles of increasing leadership at PepsiCo, Inc.

        Mr. Sparks joined Dollar General in March 2012 as Executive Vice President of Store Operations. Prior to joining Dollar General, Mr. Sparks served as Division President, Seattle Division, for Safeway Inc., a food and drug retailer, a role he had held since 2001. As Division President of the Seattle Division, Mr. Sparks was responsible for the supervision of approximately 200 stores and approximately 23,000 employees in the northwest region and oversaw real estate, finance and operations of the Seattle Division. Mr. Sparks has 37 years of retail experience including a 34-year career with Safeway where he held roles of increasing responsibility including merchandising manager (1987), category manager (1987 - 1990), divisional director of merchandising, grocery and general merchandise (1990 - 1997) and divisional vice president of marketing (1997 - 2001).

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

        Ms. Taylor joined Dollar General as an Employment Attorney in March 2000 and was promoted to Senior Employment Attorney in 2001. She was promoted to Deputy General Counsel in 2004 and then moved into the role of Vice President and Assistant General Counsel in March 2010. She has served as Senior Vice President and General Counsel since June 2013. Prior to joining Dollar General, she practiced law with Ogletree, Deakins, Nash, Smoak & Stewart, P.C., where she specialized in labor law and employment litigation. She has also held attorney positions with Ford & Harrison LLP and Stokes & Bartholomew.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol "DG." The high and low sales prices during each quarter in fiscal 2013 and 2012 were as follows:

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$53.00	$55.82	$59.87	$62.93
Low	$43.35	$48.61	$52.40	$55.08

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$48.76	$56.04	$53.36	$50.80
Low	$41.20	$45.37	$45.58	$39.73

        On March 13, 2014, our stock price at the close of the market was $57.66 and there were approximately 1,760 shareholders of record of our common stock.

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

Issuer Purchases of Equity Securities

        The following table contains information regarding purchases of our common stock made during the quarter ended January 31, 2014 by or on behalf of Dollar General or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
11/02/13 - 11/30/13	—	$—	—	$223,591,000
12/01/13 - 12/31/13	3,280,900	$60.98	3,280,900	$1,023,513,000
01/01/14 - 01/31/14	—	$—	—	$1,023,513,000
Total	3,280,900	$60.98	3,280,900	$1,023,513,000

(a)
A $500 million share repurchase program was publicly announced on September 5, 2012, and increases in the authorization under such program were announced on March 25, 2013 ($500 million increase) and December 5, 2013 ($1.0 billion increase). Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended January 31, 2014, February 1, 2013, and February 3, 2012 and balance sheet data as of January 31, 2014 and February 1, 2013, have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended January 28, 2011 and January 29, 2010 and balance sheet data as of February 3, 2012, January 28, 2011, and January 29, 2010 presented in this table have been derived from audited consolidated financial statements not included in this report.

        The information set forth below should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

	Year Ended
(Amounts in millions, excluding per share data, number of stores, selling square feet, and net sales per square foot)	January 31, 2014	February 1, 2013	February 3, 2012(1)	January 28, 2011	January 29, 2010
Statement of Operations Data:
Net sales	$17,504.2	$16,022.1	$14,807.2	$13,035.0	$11,796.4
Cost of goods sold	12,068.4	10,936.7	10,109.3	8,858.4	8,106.5

Gross profit	5,435.7	5,085.4	4,697.9	4,176.6	3,689.9
Selling, general and administrative expenses	3,699.6	3,430.1	3,207.1	2,902.5	2,736.6

Operating profit	1,736.2	1,655.3	1,490.8	1,274.1	953.3
Interest expense	89.0	127.9	204.9	274.0	345.6
Other (income) expense	18.9	30.0	60.6	15.1	55.5

Income before income taxes	1,628.3	1,497.4	1,225.3	985.0	552.1
Income tax expense	603.2	544.7	458.6	357.1	212.7

Net income	$1,025.1	$952.7	$766.7	$627.9	$339.4

Earnings per share—basic	$3.17	$2.87	$2.25	$1.84	$1.05
Earnings per share—diluted	3.17	2.85	2.22	1.82	1.04
Dividends per share	—	—	—	—	0.7525
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$1,213.1	$1,131.4	$1,050.5	$824.7	$672.8
Investing activities	(250.0)	(569.8)	(513.8)	(418.9)	(248.0)
Financing activities	(598.3)	(546.8)	(908.0)	(130.4)	(580.7)
Total capital expenditures	(538.4)	(571.6)	(514.9)	(420.4)	(250.7)
Other Financial and Operating Data:
Same store sales growth(2)	3.3%	4.7%	6.0%	4.9%	9.5%
Same store sales(2)	$16,365.5	$14,992.7	$13,626.7	$12,227.1	$11,356.5
Number of stores included in same store sales calculation	10,387	9,783	9,254	8,712	8,324
Number of stores (at period end)	11,132	10,506	9,937	9,372	8,828
Selling square feet (in thousands at period end)	82,012	76,909	71,774	67,094	62,494
Net sales per square foot(3)	$220	$216	$213	$201	$195
Consumables sales	75.2%	73.9%	73.2%	71.6%	70.8%
Seasonal sales	12.9%	13.6%	13.8%	14.5%	14.5%
Home products sales	6.4%	6.6%	6.8%	7.0%	7.4%
Apparel sales	5.5%	5.9%	6.2%	6.9%	7.3%
Rent expense	$686.9	$614.3	$542.3	$489.3	$428.6
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$505.6	$140.8	$126.1	$497.4	$222.1
Total assets	10,867.5	10,367.7	9,688.5	9,546.2	8,863.5
Long-term debt	2,818.8	2,772.2	2,618.5	3,288.2	3,403.4
Total shareholders' equity	5,402.2	4,985.3	4,674.6	4,063.6	3,408.8

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

Year Ended
	January 31, 2014	February 1, 2013	February 3, 2012	January 28, 2011	January 29, 2010
Ratio of earnings to fixed charges(1):	4.7x	4.7x	3.8x	3.1x	2.1x

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

Executive Overview

        We are the largest discount retailer in the United States by number of stores, with 11,215 stores located in 40 states as of February 28, 2014, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. In 2013, we began selling tobacco products in our stores, with very favorable response from our customers. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

        The customers we serve are value-conscious, many with low or fixed incomes, and Dollar General has always been intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other companies, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties. Our customers are facing sustained high rates of unemployment or underemployment, fluctuating food, gasoline and energy costs, rising and uncertain medical costs, including concerns over government mandated participation in health insurance programs, reductions in government benefits programs, continued challenges with affordable housing and consumer credit, and the timetable and strength of economic recovery for our core customers remains uncertain. The longer our customers have to manage under such difficult conditions, the more difficult it is for them to stretch their spending dollars, particularly for discretionary purchases.

        At the beginning of 2008, we defined four operating priorities, which we remain keenly focused on executing. These priorities are: 1) drive productive sales growth, 2) increase, or enhance, our gross profit margins 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand Dollar General's culture of serving others.

        Our first priority is driving productive sales growth, including by increasing shopper frequency, item unit sales and transaction amount. In 2013, sales in same-stores increased by 3.3% over 2012 levels due to increases in both traffic and average transaction. Successful sales growth initiatives in 2013 included the addition of tobacco products; the expansion of the number of coolers for refrigerated and frozen foods and beverages in over 1,600 existing stores; the optimization of shelf space, including the reduction of hanging apparel in many of our smaller stores; and the impact of 582 remodeled and relocated stores during the year. Inflation had a very modest impact on our sales in 2013 and 2012. In addition to same-store sales growth, we opened 650 new stores.

        Our second priority is to increase, or enhance, our gross profit rate. However, in early 2013, we made a strategic decision to add tobacco products in our stores with the primary goal of increasing customer traffic. The addition of tobacco products and the increased proportion of sales of perishables, largely resulting from our continued expansion of coolers in the stores, both led to a decrease in our overall gross profit rate in 2013. We believe that both of these merchandise classes are significant drivers of customer traffic that should lead to increases to average purchase amount. We expect the improvement in our net sales from these initiatives will outweigh the corresponding reduction in our gross profit rate. In addition, we have ongoing efforts to reduce product costs including effective category management, utilization of private brands, shrink reduction, distribution and transportation efficiencies and additional improvements to our pricing and markdown business model, among others, while remaining committed to our everyday low price strategy. In our consumables category, we strive to offer the optimal balance of the most popular nationally advertised brands and our own private brands, which generally have higher gross profit rates than national brands. We believe that our core customer is continuing to seek out and purchase goods at entry level price points and are doing so with greater frequency. Commodities cost inflation was minimal in 2013 and, in some instances, we experienced a decrease in such costs. Accordingly, overall price increases passed through to our customers were minimal. We remain committed to our seasonal, home, and apparel categories, and although consumables sales trends are weaker than we would like, we expect the growth of consumables to continue to outpace the non-consumables categories again in 2014 due to the anticipated continued economic pressures discussed above.

        Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to reduce costs, particularly selling, general and administrative expenses ("SG&A") that do not affect the customer experience. In 2013, the most significant decrease in SG&A as a percentage of sales as compared to 2012 resulted from our failure to reach our 2013 threshold financial performance level required under our annual cash incentive compensation program, which would have reduced cash incentive compensation for eligible employees to zero. However, the Company will pay a nominal discretionary amount to members of this group who are not Company officers. In addition, we again successfully lowered our store labor costs as a percentage of sales, in part, by simplifying various tasks performed in the stores. Going forward, we will continue to simplify or eliminate unnecessary work in our stores and elsewhere in the company and believe we have additional opportunities to reduce costs through our focused procurement efforts. Certain costs, such as new legislation and regulations related to health care insurance requirements, present a unique challenge to our ability to leverage expenses. Because of the significance of the reduction in incentive compensation in 2013, compliance with certain provisions of the Affordable Care Act in 2014, and an increase in 2014 store occupancy costs resulting from the recent completion of a sale-leaseback transaction, we expect overall SG&A to be a higher percentage of sales in 2014 than in 2013.

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

        Although we did not meet all of our financial goals in 2013, our continued focus on these four priorities, coupled with strong cash flow management and share repurchases, resulted in solid overall operating and financial performance in 2013 as compared to 2012 as follows. Basis points, as referred to below, are equal to 0.01 percent of total sales.

  •
  Total sales in 2013 increased 9.2% over 2012. Sales in same-stores increased 3.3%, with increases in both customer traffic and average transaction amount. Consumables represented 75% of sales in 2013 and drove 89% of the total increase. Departments with the most significant increases were tobacco, perishables and candy and snacks. Average sales per square foot in 2013 were $220, up from $216 in 2012.

  •
  Operating profit increased 4.9% to $1.74 billion, or 9.9% of sales, compared to $1.66 billion, or 10.3% of sales in 2012. The decrease in our operating profit rate was attributable to a 69 basis-point decrease in our gross profit rate, partially offset by a 27 basis-point reduction of SG&A.

  •
  Our gross profit rate declined by 69 basis points as sales of lower margin items increased at a proportionally higher rate than sales of higher margin items. Specifically, we added tobacco products and expanded our perishables offerings, both of which have lower gross profit rates. In addition, our inventory shrinkage rate increased.

  •
  The reduction in SG&A, as a percentage of sales, was due primarily to a significant decrease in incentive compensation expense and efficiencies relating to store labor costs. For other factors, see the detailed discussion that follows.

  •
  Interest expense decreased by $38.9 million in 2013 to $89.0 million, reflecting lower average borrowing rates which primarily resulted from the completion of our refinancing in the first quarter of 2013. Total long-term obligations as of January 31, 2014 were $2.82 billion.

  •
  We reported net income of $1.03 billion, or $3.17 per diluted share, for fiscal 2013, compared to net income of $952.7 million, or $2.85 per diluted share, for fiscal 2012.

  •
  We generated approximately $1.21 billion of cash flows from operating activities in 2013, an increase of 7.2% compared to 2012. We primarily utilized our cash flows from operating activities to invest in the growth of our business and repurchase our common stock.

  •
  During 2013 we opened 650 new stores, remodeled or relocated 582 stores, and closed 24 stores.

        Also in 2013, we repurchased approximately 11.0 million shares of our outstanding common stock for $620.1 million, and we sold and leased back 233 of our stores, generating cash proceeds of $281.6 million and resulting in a deferred gain of $67.2 million that will be recognized over a period of 15 years.

        In 2014, we plan to continue to focus on our four key operating priorities. We expect our sales growth in 2014 to again be driven by consumables as our customer continues to face both continuing and new economic challenges. We plan to focus our efforts on effectively serving our core customers' needs by providing them with the selections they want at the right price points in 2014.

        We made progress in 2013 on implementing an improved supply chain solution to assist in promotional and core inventory forecasting and ordering. We expect to make further progress in 2014, and eventually all of our SKUs will be managed through this solution. The supply chain solution is helping us improve our ordering processes in the stores and has contributed to our work simplification efforts and improvements in maintaining efficient inventory levels. We believe we have additional opportunities for work simplification and elimination in 2014.

        We are pleased with the performance of our 2013 new stores, remodels and relocations, and in 2014 we plan to open 700 new stores and to continue our ongoing remodel and relocation efforts.

        Finally, we plan to continue to repurchase shares of our common stock in 2014.

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

Results of Operations

        Accounting Periods.    The following text contains references to years 2013, 2012, and 2011, which represent fiscal years ended January 31, 2014, February 1, 2013, and February 3, 2012, respectively. Our fiscal year ends on the Friday closest to January 31. Fiscal years 2013 and 2012 were 52-week accounting periods and fiscal year 2011 was a 53-week accounting period.

        Seasonality.    The nature of our business is seasonal to a certain extent. Primarily because of sales of holiday-related merchandise, sales in our fourth quarter (November, December and January) have historically been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

        The following table contains results of operations data for fiscal years 2013, 2012 and 2011, and the dollar and percentage variances among those years.

				2013 vs. 2012		2012 vs. 2011
(amounts in millions, except per share amounts)	2013	2012	2011	Amount Change	% Change	Amount Change	% Change
Net sales by category:
Consumables	$13,161.8	$11,844.8	$10,833.7	$1,317.0	11.1%	$1,011.1	9.3%
% of net sales	75.19%	73.93%	73.17%
Seasonal	2,259.5	2,172.4	2,051.1	87.1	4.0	121.3	5.9
% of net sales	12.91%	13.56%	13.85%
Home products	1,115.6	1,061.6	1,005.2	54.1	5.1	56.4	5.6
% of net sales	6.37%	6.63%	6.79%
Apparel	967.2	943.3	917.1	23.9	2.5	26.2	2.9
% of net sales	5.53%	5.89%	6.19%

Net sales	$17,504.2	$16,022.1	$14,807.2	$1,482.0	9.2%	$1,214.9	8.2%
Cost of goods sold	12,068.4	10,936.7	10,109.3	1,131.7	10.3	827.4	8.2
% of net sales	68.95%	68.26%	68.27%

Gross profit	5,435.7	5,085.4	4,697.9	350.3	6.9	387.5	8.2
% of net sales	31.05%	31.74%	31.73%
Selling, general and administrative expenses	3,699.6	3,430.1	3,207.1	269.4	7.9	223.0	7.0
% of net sales	21.14%	21.41%	21.66%

Operating profit	1,736.2	1,655.3	1,490.8	80.9	4.9	164.5	11.0
% of net sales	9.92%	10.33%	10.07%
Interest expense	89.0	127.9	204.9	(38.9)	(30.4)	(77.0)	(37.6)
% of net sales	0.51%	0.80%	1.38%
Other (income) expense	18.9	30.0	60.6	(11.1)	(37.0)	(30.7)	(50.6)
% of net sales	0.11%	0.19%	0.41%

Income before income taxes	1,628.3	1,497.4	1,225.3	130.9	8.7	272.1	22.2
% of net sales	9.30%	9.35%	8.27%
Income taxes	603.2	544.7	458.6	58.5	10.7	86.1	18.8
% of net sales	3.45%	3.40%	3.10%

Net income	$1,025.1	$952.7	$766.7	$72.5	7.6%	$186.0	24.3%
% of net sales	5.86%	5.95%	5.18%

Diluted earnings per share	$3.17	$2.85	$2.22	$0.32	11.2%	$0.63	28.4%

        Net Sales.    The net sales increase in 2013 reflects a same-store sales increase of 3.3% compared to 2012. For 2013, there were 10,387 same-stores which accounted for sales of $16.37 billion. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. Changes in same-store sales are calculated based on the comparable calendar weeks in the prior year, and include stores that have been remodeled, expanded or relocated.. The remainder of the increase in sales in 2013 was attributable to new stores, partially offset by sales from closed stores. The increase in sales reflects increased customer traffic and average transaction amounts. Increases in sales of consumables outpaced our non-consumables, with sales of tobacco products, perishables, and candy and snacks contributing the majority of the increase. Tobacco was added in the stores primarily during the first and second quarters. The expansion of coolers for perishables in over 1,600 existing stores was completed in the first half of the year while other initiatives, including space optimization in many of our smaller stores, were implemented throughout the year.

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

        Gross Profit.    The gross profit rate as a percentage of sales was 31.1% in 2013 compared to 31.7% in 2012. Gross profit increased by 6.9% in 2013, and as a percentage of sales, decreased by 69 basis points. The majority of the gross profit rate decrease in 2013 as compared to 2012 was due to consumables comprising a larger portion of our net sales, primarily as the result of increased sales of lower margin consumables including tobacco products and expanded perishables offerings, all of which contributed to lower initial inventory markups. In addition, we experienced a higher inventory shrinkage rate, partially attributable to the addition of certain consumable products with relatively higher retail prices. These factors were partially offset by a reduction in net purchase costs on certain products. The Company recorded a LIFO benefit of $11.0 million in 2013 compared to a LIFO provision of $1.4 million in 2012.

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

        SG&A Expense.    SG&A expense was 21.1% as a percentage of sales in 2013 compared to 21.4% in 2012, an improvement of 27 basis points. We had a significant decrease in incentive compensation expense, as 2013 financial performance did not satisfy certain performance requirements under our cash incentive compensation program. Retail labor expense increased at a rate lower than our increase in sales. Declines in workers' compensation and general liability expenses also contributed to the overall decrease in SG&A expense as a percentage of sales. The above items were partially offset by certain costs that increased from 2012 to 2013 at a rate higher than our increase in sales, including depreciation and amortization and fees associated with the increased volume of customer purchases transacted with debit cards.

        SG&A expense was 21.4% as a percentage of sales in 2012 compared to 21.7% in 2011, an improvement of 25 basis points. Retail labor expense increased at a lower rate than our increase in sales, partially due to ongoing benefits of our workforce management system coupled with savings due to various store work simplification initiatives. Also positively impacting SG&A expense was lower legal settlement costs in 2012 due to two legal matters settled in 2011 for a combined expense of $13.1 million and the impact of decreased expenses ($2.9 million in 2012 compared to $11.1 million in 2011) relating to secondary offerings of our common stock. Costs that increased at a rate higher than our sales increase include rent expense, fees associated with the increased use of debit cards and depreciation expense, primarily related to additions of certain store equipment and fixtures.

        Interest Expense.    The decrease in interest expense in 2013 compared to 2012 is due to lower all-in interest rates primarily resulting from the completion of our refinancing in April 2013. See the detailed discussion under "Liquidity and Capital Resources" regarding refinancing of various long-term obligations and the related effect on interest expense in the periods presented.

        The decrease in interest expense in 2012 compared to 2011 is due to lower average outstanding long-term obligations, resulting from the redemption, repurchase and refinancing of indebtedness in 2012 and 2011 and lower all-in interest rates on our long-term obligations.

        We had outstanding variable-rate debt of $0.14 billion and $1.39 billion as of January 31, 2014 and February 1, 2013, respectively, after taking into consideration the impact of interest rate swaps. The remainder of our outstanding indebtedness at January 31, 2014 and February 1, 2013 was fixed rate debt.

        See the detailed discussion under "Liquidity and Capital Resources" regarding refinancing of various long-term obligations and the related effect on interest expense in the periods presented.

        Other (Income) Expense.    In 2013, we recorded pretax losses of $18.9 million resulting from the termination of our senior secured credit facilities. In 2012, we recorded pretax losses of $29.0 million resulting from the redemption of $450.7 million aggregate principal amount of our senior subordinated notes due 2017 plus accrued and unpaid interest. In 2011, we recorded pretax losses of $60.3 million resulting from repurchases and the redemption of $864.3 million aggregate principal amount of our senior notes due 2015 plus accrued and unpaid interest.

        Income Taxes.    The effective income tax rates for 2013, 2012, and 2011 were expenses of 37.0%, 36.4%, and 37.4%, respectively.

        The effective income tax rate for 2013 was 37.0% compared to a rate of 36.4% for 2012 which represents a net increase of 0.6 percentage points. The 2012 amounts were favorably impacted by the resolution of income tax examinations that did not reoccur, to the same extent, in 2013. This effective tax rate increase was partially offset by the recording of an income tax benefit in 2013 associated with the expiration of the assessment period during which the taxing authorities could have assessed additional income tax associated with our 2009 tax year. In addition, 2013 reflects larger income tax benefits associated with federal jobs credits. We receive a significant income tax benefit related to wages paid to certain newly hired employees that qualify for federal jobs credits (principally the Work Opportunity Tax Credit or "WOTC"). The federal law authorizing the WOTC credit has expired for employees hired after December 31, 2013. In the past, when these credit provisions have expired, Congress has reenacted the law on a retroactive basis. It is uncertain as to whether (or when) WOTC credits will be retroactively renewed in this instance. The Company will receive credits in future periods for employees hired on or before December 31, 2013; however, in future periods the credit received will be significantly lower than what has been recognized in 2013 and prior years without WOTC reenactment.

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

Off Balance Sheet Arrangements

        The entities involved in the ownership structure underlying the leases for three of our distribution centers meet the accounting definition of a Variable Interest Entity ("VIE"). One of these distribution centers has been recorded as a financing obligation whereby its property and equipment are reflected in our consolidated balance sheets. The land and buildings of the other two distribution centers have been recorded as operating leases. We are not the primary beneficiary of these VIEs and, accordingly, have not included these entities in our consolidated financial statements. Other than the foregoing, we are not party to any material off balance sheet arrangements.

Effects of Inflation

        We experienced little or no overall product cost inflation in 2013 and 2012. In 2011, we experienced increased commodity cost pressures mainly related to food, housewares and apparel products which were driven by increases in cotton, sugar, coffee, groundnut, resin, petroleum and other commodity costs.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

        During the past three years, we have generated an aggregate of approximately $3.39 billion in cash flows from operating activities and incurred approximately $1.62 billion in capital expenditures. During that period, we expanded the number of stores we operate by 1,760, representing growth of approximately 19%, and we remodeled or relocated 1,749 stores, or approximately 16% of the stores we operated as of January 31, 2014. We intend to continue our current strategy of pursuing store growth, remodels and relocations in 2014.

        In April 2013, we consummated a refinancing pursuant to which we terminated our existing senior secured credit agreements, entered into a five-year $1.85 billion unsecured credit agreement (the "Facilities"), and issued senior notes with a face value of $1.3 billion, net of discount totaling $2.8 million. At January 31, 2014, we had total outstanding debt (including the current portion of long-term obligations) of $2.82 billion, which includes balances under the Facilities, and senior notes, all of which are described in greater detail below. We had $822.8 million available for borrowing under the Facilities at January 31, 2014.

        We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities, and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

Facilities

        The Facilities consist of a $1.0 billion senior unsecured term loan facility (the "Term Facility") and an $850.0 million senior unsecured revolving credit facility (the "Revolving Facility") which provides for the issuance of letters of credit up to $250.0 million. We may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million. The Facilities mature on April 11, 2018.

        Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of January 31, 2014 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused amounts of the Facilities, and letter of credit fees. The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on our long-term senior unsecured debt ratings.

        The Term Facility will amortize in quarterly installments of $25.0 million, with the first such payment due on August 1, 2014, and the balance due at maturity. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants that place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 31, 2014, we were in compliance with all such covenants. The Facilities also contain customary affirmative covenants and events of default.

        As of January 31, 2014, we had total outstanding letters of credit of $49.9 million, $27.2 million of which were under the Revolving Facility.

        For the remainder of fiscal 2014, we anticipate potential borrowings under the Revolving Facility up to a maximum of approximately $300 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Senior Notes

        On July 12, 2012, we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the "2017 Senior Notes") which mature on July 15, 2017. Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year, and commenced on January 15, 2013. On July 15, 2012, we used these net proceeds to redeem the remaining $450.7 million outstanding aggregate principal amount of 11.875%/12.625% senior subordinated toggle notes due 2017.

        On April 11, 2013, as part of our refinancing, we issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the "2018 Senior Notes"), net of discount of $0.5 million, which mature on April 15, 2018; and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the "2023 Senior Notes"), net of discount of $2.4 million, which mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the "Senior Notes", each of which were issued pursuant to an indenture as modified by supplemental indentures relating to each series of Senior Notes (as so supplemented, the "Senior Indenture"). Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year, and commenced on October 15, 2013.

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

Sale-Leaseback Transaction

        In January 2014 we consummated a transaction pursuant to which we sold and subsequently leased back the land, buildings and related improvements for 233 of our stores. This transaction resulted in cash proceeds of approximately $281.6 million. These proceeds may be utilized for customary business purposes including repurchases of our common stock.

Rating Agencies

        In March 2013, Moody's upgraded our senior unsecured debt rating to Baa3 from Ba2 with a stable outlook. In April 2013, Standard & Poor's upgraded our senior unsecured debt rating to BBB- from BB+ and reaffirmed our corporate debt rating of BBB-, both with a stable outlook. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

Interest Rate Swaps

        We use interest rate swaps to minimize the risk of adverse changes in interest rates. These swaps are intended to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. Our principal interest rate exposure relates to outstanding amounts under our Facilities. At January 31, 2014, we had interest rate swaps with a total notional amount of $875.0 million. For more information see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" below.

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

        As of January 31, 2014, the net credit valuation adjustments had an insignificant impact on the settlement values of our derivative liabilities. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments. When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors we deemed to be immaterial as of January 31, 2014.

Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments as of January 31, 2014 (in thousands):

	Payments Due by Period
Contractual obligations	Total	1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$2,814,495	$75,000	$200,305	$1,625,770	$913,420
Capital lease obligations	6,841	966	2,232	1,412	2,231
Interest(a)	437,655	75,536	146,249	92,050	123,820
Self-insurance liabilities(b)	232,483	86,056	90,688	32,614	23,125
Operating leases(c)	5,738,832	712,563	1,275,836	1,050,678	2,699,755

Subtotal	$9,230,306	$950,121	$1,715,310	$2,802,524	$3,762,351

	Commitments Expiring by Period
Commercial commitments(d)	Total	1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$22,671	$22,671	$—	$—	$—
Purchase obligations(e)	783,407	725,984	40,749	16,674	—

Subtotal	$806,078	$748,655	$40,749	$16,674	$—

Total contractual obligations and commercial commitments(f)	$10,036,384	$1,698,776	$1,756,059	$2,819,198	$3,762,351

(a)
Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using 2013 year end rates. Variable rate long-term debt includes the balance of the senior revolving credit facility (which had a balance of zero as of January 31, 2014), the balance of our tax increment financing of $14.5 million, and the unhedged portion of the senior term loan facility of $125 million.

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

(c)
Operating lease obligations are inclusive of amounts included in deferred rent in our consolidated balance sheets.

(d)
Commercial commitments include information technology license and support agreements, supplies, fixtures, letters of credit for import merchandise, and other inventory purchase obligations.

(e)
Purchase obligations include legally binding agreements for software licenses and support, supplies, fixtures, and merchandise purchases (excluding such purchases subject to letters of credit).

(f)
We have potential payment obligations associated with uncertain tax positions that are not reflected in these totals. We anticipate that approximately $3.6 million of such amounts will be paid in the coming year. We are currently unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities for our remaining $18.8 million of reserves for uncertain tax positions.

Share Repurchase Program

        On December 4, 2013, the Company's Board of Directors authorized a $1.0 billion increase to our existing common stock repurchase program. The total remaining authorization is approximately $824 million at March 13, 2014. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and the authorization has no expiration date. For more detail about our share repurchase program, see Note 13 to the consolidated financial statements.

Other Considerations

        We have not declared or paid recurring dividends subsequent to a merger transaction in 2007. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

        Our inventory balance represented approximately 48% of our total assets exclusive of goodwill and other intangible assets as of January 31, 2014. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

        As described in Note 8 to the consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity. We also have certain income tax-related contingencies as disclosed in Note 4 to the consolidated financial statements. Future negative developments could have a material adverse effect on our liquidity.

Cash flows

        Cash flows from operating activities.    Significant components of the increase in cash flows from operating activities in 2013 compared to 2012 include increased net income due primarily to increased sales and lower SG&A expenses, as a percentage of sales, in 2013 as described in more detail above under "Results of Operations." Significant components of the increase in cash flows from operating activities were related to changes in working capital, including Merchandise inventories, Accounts payable and Accrued expenses and other. The impact of the changes in inventory balances, which increased in both years but by a lesser amount in 2013 compared to 2012, is explained in more detail below. Items positively affecting Accrued expenses and other include the timing of accruals and payments for legal settlements and non-income taxes (primarily sales taxes), and the adjustment of accruals during 2012 resulting from the favorable resolution of income tax examinations which did not recur in 2013. Partially offsetting the positive impact of the items discussed above were reduced incentive compensation accruals, increased cash payments for income taxes, and changes in Accounts payable, which are affected by the timing and mix of merchandise purchases, the most significant category of which were domestic purchases.

        On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 7% during 2013, compared to a 19% increase in 2012. The percentage increase in inventories in 2013 was less than the prior year due to our emphasis on more effective inventory management and our related efforts to control shrink. Inventory levels in the consumables category increased by $168.0 million, or 12%, in 2013 compared to an increase of $245.7 million, or 22%, in 2012. The seasonal category decreased by $4.7 million, or 1%, in 2013 compared to an increase of $70.2 million, or 18%, in 2012. The home products category increased $22.0 million, or 9%, in 2013 compared to an increase of $56.2 million, or 29%, in 2012. The apparel category decreased by $29.5 million, or 9%, in 2013 compared to an increase of $16.0 million, or 5%, in 2012.

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

        In addition, our inventories increased by 19% during 2012, compared to a 14% increase in 2011. The increase in inventories in 2012 was due to several factors including new items introduced in 2012, the receipt during 2012 of certain items related to our 2013 merchandising initiatives, and the emphasis on improved presentation levels of select merchandise categories. Inventory levels in the consumables category increased by $245.7 million, or 22%, in 2012 compared to an increase of $132.3 million, or 13%, in 2011. The seasonal category increased by $70.2 million, or 18%, in 2012 compared to an increase of $27.5 million, or 7%, in 2011. The home products category increased $56.2 million, or 29%, in 2012 compared to an increase of $24.6 million, or 14%, in 2011. The apparel category increased by $16.0 million, or 5%, in 2012 compared to an increase of $59.4 million, or 24%, in 2011.

        Cash flows from investing activities.    Cash expenditures for purchases of property and equipment decreased by 5.8% from 2012 to 2013. Significant components of property and equipment purchases in

2013 included the following approximate amounts: $187 million for improvements, upgrades, remodels and relocations of existing stores; $124 million for new leased stores; $112 million for distribution centers, which included a significant portion of the construction cost of a distribution center in Pennsylvania; $76 million for stores purchased or built by us; and $28 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2013, we opened 650 new stores and remodeled or relocated 582 stores. Our sale-leaseback transaction which we consummated in January 2014 for 233 of our stores resulted in proceeds from the sale of these properties of approximately $281.6 million. See "—Liquidity and Capital Resources"

        Significant components of property and equipment purchases in 2012 included the following approximate amounts: $155 million for new leased stores; $151 million for improvements, upgrades, remodels and relocations of existing stores; $132 million for stores purchased or built by us; $83 million for distribution centers; $27 million for systems-related capital projects; and $17 million for transportation-related projects. During 2012, we opened 625 new stores and remodeled or relocated 592 stores.

        Significant components of property and equipment purchases in 2011 included the following approximate amounts: $153 million for improvements, upgrades, remodels and relocations of existing stores; $120 million for distribution centers, including costs associated with the construction of a distribution center in Alabama; $114 million for new leased stores; $80 million for stores purchased or built by us; $28 million for systems-related capital projects; and $15 million for transportation-related projects. During 2011, we opened 625 new stores and remodeled or relocated 575 stores.

        Capital expenditures during 2014 are projected to be in the range of $450-$500 million. We anticipate funding 2014 capital requirements with existing cash balances, cash flows from operations, and if necessary, as of January 31, 2014, we also have significant availability under our Revolving Facility. We plan to continue to invest in store growth and development of approximately 700 new stores and approximately 500 stores to be remodeled or relocated. Capital expenditures in 2014 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain and technology initiatives; and also routine and ongoing capital requirements.

        Cash flows from financing activities.    The 2013 cash flows from financing activities reflect our refinancing in April 2013, including the issuance of long-term obligations which includes the $1.0 billion unsecured Term Facility and the issuance of Senior Notes totaling approximately $1.3 billion. Proceeds from these transactions were used to extinguish our previous secured term loan and revolving credit facilities which had balances of $1.96 billion and $155.6 million at termination. Net repayments under the Revolving Facility were $130.9 million during 2013. We paid debt issuance costs and hedging fees totaling $29.2 million in 2013 related to the refinancing. Also in 2013, we repurchased 11.0 million outstanding shares of our common stock at a total cost of $620.1 million.

        In 2012 we repurchased 14.4 million outstanding shares of our common stock at a total cost of $671.4 million. In July 2012, we issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017. Also in July 2012, we redeemed the remaining aggregate principal amount of senior subordinated notes due 2017 at a redemption price of 105.938% of the principal amount thereof, resulting in a cash outflow of $477.5 million. Net borrowings under our senior secured revolving credit facility were $101.8 million during 2012.

        In July 2011, we redeemed $839.3 million aggregate principal amount of our outstanding senior notes due 2015 at total cost of $883.9 million including associated premiums, and in April 2011, we repurchased in the open market $25.0 million aggregate principal amount of senior notes due 2015 at a total cost of $26.8 million including associated premiums. A portion of the July 2011 redemption of senior notes due 2015 was financed by borrowings under our senior secured revolving credit facility. Net borrowings under such facility were $184.7 million during 2011. In December 2011, we repurchased 4.9 million outstanding shares of our common stock at a total cost of $185.0 million.

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

        Management believes the following policies and estimates are critical because they involve significant judgments, assumptions, and estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented below relating to those policies and estimates. See Note 1 to the consolidated financial statements for a detailed discussion of our principal accounting policies.

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market ("LCM") with cost determined using the retail last in, first out ("LIFO") method. We use the retail inventory method ("RIM") to calculate gross profit and the resulting valuation of inventories at cost, which are computed by applying a calculated cost-to-retail inventory ratio to the retail value of sales at a department level. The RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, the use of the RIM will result in valuing inventories at LCM if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, initial markups, markdowns, and shrinkage, which significantly impact the gross profit calculation as well as the ending inventory valuation at cost. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted cost figures. Factors that can lead to distortion in the calculation of the inventory balance include:

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

        Goodwill and Other Intangible Assets.    The qualitative and quantitative assessments related to the valuation and any potential impairment of goodwill and other intangible assets are each subject to judgments and/or assumptions. Significant judgments required in the analysis of qualitative factors may include determining the appropriate factors to consider and the relative importance of those factors along with other assumptions. Significant judgments required in the quantitative testing process may include projecting future cash flows, determining appropriate discount rates, correctly applying valuation techniques, correctly computing the implied fair value of goodwill if necessary, and other assumptions. Future cash flow projections are based on management's projections and represent best estimates taking into account recent financial performance, market trends, strategic plans and other available information, which in recent years have been materially accurate. Although not currently anticipated, changes in these estimates and assumptions could materially affect the determination of fair value or impairment. Future indicators of impairment could result in an asset impairment charge. If these judgments or assumptions are incorrect or flawed, the analysis could be negatively impacted.

        Our most recent testing of our goodwill and indefinite lived trade name intangible assets was completed during the third quarter of 2013. No indicators of impairment were evident and no assessment of or adjustment to these assets was required. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

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

        Impairment of Long-lived Assets.    Impairment of long-lived assets results when the carrying value of the assets exceeds the estimated undiscounted future cash flows generated by the assets. Our estimate of undiscounted future store cash flows is based upon historical operations of the stores and estimates of future profitability which encompasses many factors that are subject to variability and are difficult to predict. If our estimates of future cash flows are not materially accurate, our impairment analysis could be impacted accordingly. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's estimated fair value. The fair value is estimated based primarily upon projected future cash flows (discounted at our credit adjusted risk-free rate) or other reasonable estimates of fair market value in accordance with U.S. GAAP. Although not currently anticipated, changes in these estimates, assumptions or projections could materially affect the determination of fair value or impairment.

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

        Contingent Liabilities—Income Taxes.    Income tax reserves are determined using the methodology established by accounting standards relating to uncertainty in income taxes. These standards require companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. Uncertain tax positions require determinations and liabilities to be estimated based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial results.

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

        Lease Accounting and Excess Facilities.    Many of our stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of up to 15 years with multiple renewal options. We also have stores subject to shorter-term leases and many of these leases have renewal options. Certain of our stores have provisions for contingent rentals based upon a percentage of defined sales volume. We recognize contingent rental expense when the achievement of specified sales targets is considered probable. We record minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that we take physical possession of the property from the landlord, which normally includes a period prior to store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and amortized as a reduction to rent expense over the term of the lease. We reflect as a liability any difference between the calculated expense and the amounts actually paid. Improvements of leased properties are amortized over the shorter of the life of the applicable lease term or the estimated useful life of the asset.

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

        Fair Value Measurements.    Accounting standards for the measurement of fair value of assets and liabilities establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Therefore, Level 3 inputs are typically based on an entity's own assumptions, as there is little, if any, related market activity, and thus require the use of significant judgment and estimates. Currently, we have no assets or liabilities that are valued based solely on Level 3 inputs.

        Our fair value measurements are primarily associated with our derivative financial instruments, intangible assets, debt instruments, and to a lesser degree our investments. We use various valuation models in determining the values of these assets and liabilities. The application of these models involves assumptions such as discounted cash flow analysis and interest rate curves that are judgmental and highly sensitive in the fair value computations. In recent years, these methodologies have produced materially accurate valuations.

        Derivative Financial Instruments.    In addition to estimating the fair value of derivatives as discussed above, we also bear the risk that certain derivative instruments that have been designated as hedges and currently meet the strict hedge accounting requirements may not qualify in the future as "highly effective," as defined, as well as the risk that hedged transactions in cash flow hedging relationships may no longer be considered probable to occur. If hedge accounting were disallowed it could cause greater volatility in our results of operations. Further, new regulations, accounting standards, and related interpretations pertaining to these instruments may be issued in the future, and we cannot predict the possible impact that such requirements may have on our use of derivative instruments.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

        We are exposed to market risk primarily from adverse changes in interest rates, and to a lesser degree commodity prices. To minimize this risk, we may periodically use financial instruments, including derivatives. All derivative financial instrument transactions must be authorized and executed pursuant to approval by the Board of Directors. As a matter of policy, we do not buy or sell financial instruments for speculative or trading purposes, and any such derivative financial instruments are intended to be used to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure.

Interest Rate Risk

        We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our unsecured debt Facilities. As of January 31, 2014, we had variable rate borrowings of $1.0 billion under our Term Facility and no borrowings outstanding under our Revolving Facility. In order to mitigate a portion of the variable rate interest exposure under the Facilities, we have entered into various interest rate swaps in recent years. For a detailed discussion of our Facilities, see Note 5 to the consolidated financial statements.

        Currently, we are counterparty to certain interest rate swaps with a total notional amount of $875.0 million entered into in May 2012 in order to mitigate a portion of the variable rate interest exposure under the Facilities. These swaps are scheduled to mature in May 2015. Under the terms of these agreements we swapped one month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 1.86% on a notional amount of $875.0 million. Such all-in rate was reduced in 2013 due to a reduction in the underlying applicable margin on our Term Facility as a result of the refinancing of outstanding indebtedness as discussed in Note 5 to the consolidated financial statements.

        A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Our interest rate swaps qualify for hedge accounting as cash flow hedges. Therefore, changes in market fluctuations related to the effective portion of these cash flow hedges do not impact our pre-tax earnings until the accrued interest is recognized on the derivatives and the associated hedged debt. Based on our variable rate borrowing levels and interest rate swaps outstanding as of January 31, 2014 and February 1, 2013, respectively, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $1.4 million in 2013 and $13.9 million in 2012.

        To mitigate our interest rate risk on our planned issuance of 10-year senior notes, we entered into six treasury locks that were designated as cash flow hedges during the period from March 20, 2013 to March 27, 2013. Such instruments had a combined notional amount of $700.0 million and a weighted-average 10-year U.S. Treasury rate of 1.94%. The issuance of the 2023 Senior Notes occurred on April 11, 2013, and the related settlement of the treasury locks resulted in a loss of $13.2 million that was deferred to Other comprehensive income. For more information, see Note 5 to the consolidated financial statements.

        Market conditions and periodic uncertainties in the global credit markets may increase the credit risk of counterparties to our swap agreements. In the event such counterparties fail to perform under our swap agreements and we are unable to enter into new swap agreements on terms favorable to us, our ability to effectively manage our interest rate risk may be materially impaired. We attempt to manage counterparty credit risk by periodically evaluating the financial position and creditworthiness of such counterparties, monitoring the amount for which we are at risk with each counterparty, and where possible, dispersing the risk among multiple counterparties. There can be no assurance that we will manage or mitigate our counterparty credit risk effectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Dollar General Corporation

        We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 31, 2014 and February 1, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries at January 31, 2014 and February 1, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar General Corporation and subsidiaries' internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee March 20, 2014

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31, 2014	February 1, 2013
ASSETS
Current assets:
Cash and cash equivalents	$505,566	$140,809
Merchandise inventories	2,552,993	2,397,175
Prepaid expenses and other current assets	147,048	139,129

Total current assets	3,205,607	2,677,113

Net property and equipment	2,080,305	2,088,665

Goodwill	4,338,589	4,338,589

Other intangible assets, net	1,207,645	1,219,543

Other assets, net	35,378	43,772

Total assets	$10,867,524	$10,367,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$75,966	$892
Accounts payable	1,286,484	1,261,607
Accrued expenses and other	368,578	357,438
Income taxes payable	59,148	95,387
Deferred income taxes	21,795	23,223

Total current liabilities	1,811,971	1,738,547

Long-term obligations	2,742,788	2,771,336

Deferred income taxes	614,026	647,070

Other liabilities	296,546	225,399

Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000 shares authorized	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 317,058 and 327,069 shares issued and outstanding at January 31, 2014 and February 1, 2013, respectively	277,424	286,185
Additional paid-in capital	3,009,226	2,991,351
Retained earnings	2,125,453	1,710,732
Accumulated other comprehensive loss	(9,910)	(2,938)

Total shareholders' equity	5,402,193	4,985,330

Total liabilities and shareholders' equity	$10,867,524	$10,367,682

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	January 31, 2014	February 1, 2013	February 3, 2012
Net sales	$17,504,167	$16,022,128	$14,807,188
Cost of goods sold	12,068,425	10,936,727	10,109,278

Gross profit	5,435,742	5,085,401	4,697,910
Selling, general and administrative expenses	3,699,557	3,430,125	3,207,106

Operating profit	1,736,185	1,655,276	1,490,804
Interest expense	88,984	127,926	204,900
Other (income) expense	18,871	29,956	60,615

Income before income taxes	1,628,330	1,497,394	1,225,289
Income tax expense	603,214	544,732	458,604

Net income	$1,025,116	$952,662	$766,685

Earnings per share:
Basic	$3.17	$2.87	$2.25
Diluted	$3.17	$2.85	$2.22
Weighted average shares:
Basic	322,886	332,254	341,234
Diluted	323,854	334,469	345,117

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	January 31, 2014	February 1, 2013	February 3, 2012
Net income	$1,025,116	$952,662	$766,685
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $(4,461), $1,448 and $9,692, respectively	(6,972)	2,253	15,105

Comprehensive income	$1,018,144	$954,915	$781,790

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands except per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances, January 28, 2011	341,507	$298,819	$2,954,177	$830,932	$(20,296)	$4,063,632
Net income	—	—	—	766,685	—	766,685
Unrealized net gain (loss) on hedged transactions	—	—	—	—	15,105	15,105
Share-based compensation expense	—	—	15,250	—	—	15,250
Repurchases of common stock	(4,960)	(4,340)	(1,558)	(180,699)	—	(186,597)
Tax benefit from stock option exercises	—	—	27,727	—	—	27,727
Exercise of share-based awards	1,534	1,342	(28,734)	—	—	(27,392)
Other equity transactions	8	7	165	—	—	172

Balances, February 3, 2012	338,089	$295,828	$2,967,027	$1,416,918	$(5,191)	$4,674,582
Net income	—	—	—	952,662	—	952,662
Unrealized net gain (loss) on hedged transactions	—	—	—	—	2,253	2,253
Share-based compensation expense	—	—	21,664	—	—	21,664
Repurchases of common stock	(14,394)	(12,595)	(16)	(658,848)	—	(671,459)
Tax benefit from stock option exercises	—	—	77,020	—	—	77,020
Exercise of share-based awards	3,048	2,667	(75,787)	—	—	(73,120)
Other equity transactions	326	285	1,443	—	—	1,728

Balances, February 1, 2013	327,069	$286,185	$2,991,351	$1,710,732	$(2,938)	$4,985,330
Net income	—	—	—	1,025,116	—	1,025,116
Unrealized net gain (loss) on hedged transactions	—	—	—	—	(6,972)	(6,972)
Share-based compensation expense	—	—	20,961	—	—	20,961
Repurchases of common stock	(11,037)	(9,657)	—	(610,395)	—	(620,052)
Tax benefit from stock option exercises	—	—	24,151	—	—	24,151
Exercise of share-based awards	1,026	896	(27,237)	—	—	(26,341)

Balances, January 31, 2014	317,058	$277,424	$3,009,226	$2,125,453	$(9,910)	$5,402,193

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	January 31, 2014	February 1, 2013	February 3, 2012
Cash flows from operating activities:
Net income	$1,025,116	$952,662	$766,685
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	332,837	302,911	275,408
Deferred income taxes	(36,851)	(2,605)	10,232
Tax benefit of share-based awards	(30,990)	(87,752)	(33,102)
Loss on debt retirement, net	18,871	30,620	60,303
Noncash share-based compensation	20,961	21,664	15,250
Other noncash (gains) and losses	(12,747)	6,774	54,190
Change in operating assets and liabilities:
Merchandise inventories	(144,943)	(391,409)	(291,492)
Prepaid expenses and other current assets	(4,947)	5,553	(34,554)
Accounts payable	36,942	194,035	104,442
Accrued expenses and other liabilities	16,265	(36,741)	71,763
Income taxes	(5,249)	138,711	51,550
Other	(2,200)	(3,071)	(195)

Net cash provided by (used in) operating activities	1,213,065	1,131,352	1,050,480

Cash flows from investing activities:
Purchases of property and equipment	(538,444)	(571,596)	(514,861)
Proceeds from sales of property and equipment	288,466	1,760	1,026

Net cash provided by (used in) investing activities	(249,978)	(569,836)	(513,835)

Cash flows from financing activities:
Issuance of long-term obligations	2,297,177	500,000	—
Repayments of long-term obligations	(2,119,991)	(478,255)	(911,951)
Borrowings under revolving credit facilities	1,172,900	2,286,700	1,157,800
Repayments of borrowings under revolving credit facilities	(1,303,800)	(2,184,900)	(973,100)
Debt issuance costs	(15,996)	(15,278)	—
Payments for cash flow hedge related to debt issuance	(13,217)	—	—
Repurchases of common stock	(620,052)	(671,459)	(186,597)
Other equity transactions, net of employee taxes paid	(26,341)	(71,393)	(27,219)
Tax benefit of share-based awards	30,990	87,752	33,102

Net cash provided by (used in) financing activities	(598,330)	(546,833)	(907,965)

Net increase (decrease) in cash and cash equivalents	364,757	14,683	(371,320)
Cash and cash equivalents, beginning of year	140,809	126,126	497,446

Cash and cash equivalents, end of year	$505,566	$140,809	$126,126

Supplemental cash flow information:
Cash paid for:
Interest	$73,464	$121,712	$209,351
Income taxes	$646,811	$422,333	$382,294
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$27,082	$39,147	$35,662
Purchases of property and equipment under capital lease obligations	$—	$3,440	$—

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and accounting policies

Basis of presentation

        These notes contain references to the years 2013, 2012, and 2011, which represent fiscal years ended January 31, 2014, February 1, 2013, and February 3, 2012, respectively. The Company's fiscal year ends on the Friday closest to January 31. The 2013 and 2012 years were 52-week accounting periods, while 2011 was a 53-week accounting period. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

        The Company sells general merchandise on a retail basis through 11,132 stores (as of January 31, 2014) in 40 states covering most of the southern, southwestern, midwestern and eastern United States. The Company owns distribution centers ("DCs") in Scottsville, Kentucky; South Boston, Virginia; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina; Marion, Indiana; Bessemer, Alabama; and Bethel, Pennsylvania, and leases DCs in Ardmore, Oklahoma; Fulton, Missouri; Indianola, Mississippi; and Lebec, California.

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

        Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $44.0 million and $45.2 million at January 31, 2014 and February 1, 2013, respectively.

        At January 31, 2014, the Company maintained cash balances to meet a $20 million minimum threshold set by insurance regulators, as further described below under "Insurance liabilities."

Investments in debt and equity securities

        The Company accounts for investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. Debt securities categorized as held-to-maturity are stated at amortized cost. Debt and equity securities categorized as available-for-sale are stated at fair value, with any unrealized gains and losses, net of deferred income taxes, reported as a component of Accumulated other comprehensive loss. Trading securities (primarily mutual funds held pursuant to deferred compensation and supplemental retirement plans, as further discussed below in Notes 6 and 9) are stated at fair value, with changes in fair value recorded as a component of Selling, general and administrative ("SG&A") expense.

        For the years ended January 31, 2014, February 1, 2013, and February 3, 2012, gross realized gains and losses on the sales of available-for-sale securities were not material. The cost of securities sold is based upon the specific identification method.

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

        The excess of current cost over LIFO cost was approximately $90.9 million and $101.9 million at January 31, 2014 and February 1, 2013, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision (benefit) of $(11.0) million in 2013, $1.4 million in 2012, and $47.7 million in 2011, which is included in cost of goods sold in the consolidated statements of income.

        The Company purchases its merchandise from a wide variety of suppliers. Approximately 8% and 7% of the Company's purchases in 2013 were made from the Company's largest and second largest suppliers, respectively.

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

Prepaid expenses and other current assets

        Prepaid expenses and other current assets include prepaid amounts for rent, maintenance, business licenses, advertising, and insurance, and amounts receivable for certain vendor rebates (primarily those expected to be collected in cash) and coupons.

Property and equipment

        As the result of a merger transaction in 2007, the Company's property and equipment was recorded at estimated fair values. Property and equipment acquired subsequent to the merger has been recorded at cost. The Company records depreciation and amortization on a straight-line basis over the

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

assets' estimated useful lives. The Company's property and equipment balances and depreciable lives are summarized as follows:

(In thousands)	Depreciable Life	January 31, 2014	February 1, 2013
Land	Indefinite	$163,448	$176,861
Land improvements	20	48,566	80,834
Buildings	39 - 40	765,555	773,835
Leasehold improvements	(a)	326,122	279,351
Furniture, fixtures and equipment	3 - 10	2,078,893	1,828,573
Construction in progress		70,332	87,444

		3,452,916	3,226,898
Less accumulated depreciation and amortization		1,372,611	1,138,233

Net property and equipment		$2,080,305	$2,088,665

(a)
amortized over the lesser of the life of the applicable lease term or the estimated useful life of the asset

        Depreciation expense related to property and equipment was approximately $315.3 million, $277.2 million and $243.7 million for 2013, 2012 and 2011. Amortization of capital lease assets is included in depreciation expense. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $1.2 million, $0.6 million and $1.5 million were capitalized in 2013, 2012 and 2011.

Impairment of long-lived assets

        When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, other than goodwill, in relation to the operating performance and future cash flows or the appraised values of the underlying assets. Generally, the Company's policy is to review for impairment stores open more than three years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows expected to be generated by the assets. The Company's estimate of undiscounted future cash flows is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's estimated fair value. The fair value is estimated based primarily upon estimated future cash flows over the asset's remaining useful life (discounted at the Company's credit adjusted risk-free rate) or other reasonable estimates of fair market value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.

        The Company recorded impairment charges included in SG&A expense of approximately $0.5 million in 2013, $2.7 million in 2012 and $1.0 million in 2011, to reduce the carrying value of certain of its stores' assets. Such action was deemed necessary based on the Company's evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in negative current and projected future cash flows at these locations.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Goodwill and other intangible assets

        The Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite. Goodwill and intangible assets with indefinite lives are tested for impairment annually or more frequently if indicators of impairment are present. Other intangible assets are tested for impairment if indicators of impairment are present. Impaired assets are written down to fair value as required. No impairment of intangible assets has been identified during any of the periods presented.

        In accordance with accounting standards for goodwill and indefinite-lived intangible assets, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill or an indefinite-lived intangible asset is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value as described in further detail below.

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

        The quantitative impairment test for intangible assets compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Other assets

        Noncurrent Other assets consist primarily of qualifying prepaid expenses, debt issuance costs which are amortized over the life of the related obligations, and utility, security and other deposits.

Accrued expenses and other liabilities

        Accrued expenses and other consist of the following:

(In thousands)	January 31, 2014	February 1, 2013
Compensation and benefits	$47,909	$76,981
Insurance	84,697	86,189
Taxes (other than taxes on income)	104,990	89,329
Other	130,982	104,939

	$368,578	$357,438

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

        Other accrued expenses primarily include the current portion of liabilities for interest expense, legal settlements, freight expense, utilities, and common area and other maintenance charges.

Insurance liabilities

        The Company retains a significant portion of risk for its workers' compensation, employee health, general liability, property and automobile claim exposures. Accordingly, provisions are made for the Company's estimates of such risks. The undiscounted future claim costs for the workers' compensation, general liability, and health claim risks are derived using actuarial methods and are recorded as self-insurance reserves pursuant to Company policy. To the extent that subsequent claim costs vary from those estimates, future results of operations will be affected as the reserves are adjusted.

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

Operating leases and related liabilities

        Rent expense is recognized over the term of the lease. The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. Any difference between the calculated expense and the amounts actually paid are reflected as a liability, with the current portion in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $49.5 million and $43.6 million at January 31, 2014 and February 1, 2013, respectively.

        The Company recognizes contingent rental expense when the achievement of specified sales targets are considered probable. The amount expensed but not paid as of January 31, 2014 and February 1, 2013 was approximately $6.0 million and $7.7 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Other liabilities

        Noncurrent Other liabilities consist of the following:

(In thousands)	January 31, 2014	February 1, 2013
Compensation and benefits	$17,604	$18,404
Insurance	145,162	137,451
Income tax related reserves	18,802	23,383
Deferred gain on sale leaseback	62,693	—
Other	52,285	46,161

	$296,546	$225,399

        Amounts categorized as "Other" in the table above consist primarily of deferred rent and derivative liabilities.

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

        Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are based on an entity's own assumptions, as there is little, if any, observable market activity. In instances where the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

        In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. However, the CVAs associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of January 31, 2014, the Company has assessed the significance of the impact of the CVAs on the overall valuation of its derivative positions and has determined that the CVAs are not significant to the overall valuation of its derivatives. Based on the Company's review of the CVAs by counterparty portfolio, the Company has determined that the CVAs are not significant to the overall portfolio valuations, as the CVAs are deemed to be immaterial in terms of basis points and are a very small percentage of the aggregate notional value of the derivative instruments. Although some of the CVAs as a percentage of termination value appear to be more significant, primary emphasis was placed on a review of the CVA in basis points and the percentage of the notional value. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative financial instruments

        The Company accounts for derivative financial instruments in accordance with applicable accounting standards for such instruments and hedging activities, which require that all derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

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

        The Company's derivative financial instruments, in the form of interest rate swaps at January 31, 2014, are related to variable interest rate risk exposures associated with the Company's long-term debt and were entered into in an effort to manage that risk. The counterparties to the Company's derivative agreements are all major international financial institutions. The Company continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.

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

        The Company recognizes gift card sales revenue at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards was approximately $4.3 million and $3.6 million at January 31, 2014 and February 1, 2013, respectively, and is recorded in Accrued expenses and other liabilities. Through January 31, 2014, the Company has not recorded any breakage income related to its gift card program.

Advertising costs

        Advertising costs are expensed upon performance, "first showing" or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $70.5 million, $61.7 million and $50.4 million in 2013, 2012 and 2011, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in-store signage, and costs associated with the sponsorships of certain automobile racing activities. Vendor funding for cooperative advertising offset reported expenses by $31.9 million, $23.6 million and $20.8 million in 2013, 2012 and 2011, respectively.

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

        The Company calculates compensation expense for restricted stock, share units and similar awards as the difference between the market price of the underlying stock on the grant date and the purchase price, if any. Such expense is recognized on a straight-line basis for graded awards or an accelerated basis for performance awards over the period in which the recipient earns the awards.

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

Accounting standards

        In February 2013, the Financial Accounting Standards Board issued an accounting standards update which requires additional disclosures with regard to an entity's balances of and amounts reclassified out of accumulated other comprehensive income in its financial statements. The Company adopted this guidance in the first quarter of 2013. All of the Company's related balances are cash flow

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

hedges, and the required disclosures are reflected in Note 7 below. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Reclassifications

        Certain reclassifications of the 2012 and 2011 amounts have been made to conform to the 2013 presentation.

2. Goodwill and other intangible assets

        As of January 31, 2014 and February 1, 2013, the balances of the Company's intangible assets were as follows:

		As of January 31, 2014
(In thousands)	Remaining Life	Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589

Other intangible assets:
Leasehold interests	1 to 9 years	$64,644	$56,699	$7,945
Trade names and trademarks	Indefinite	1,199,700	—	1,199,700

		$1,264,344	$56,699	$1,207,645

		As of February 1, 2013
(In thousands)	Remaining Life	Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589

Other intangible assets:
Leasehold interests	1 to 10 years	$106,917	$87,074	$19,843
Trade names and trademarks	Indefinite	1,199,700	—	1,199,700

		$1,306,617	$87,074	$1,219,543

        The Company recorded amortization expense related to amortizable intangible assets for 2013, 2012 and 2011 of $11.9 million, $16.9 million and $21.0 million, respectively, all of which is included in rent expense. Expected future cash flows associated with the Company's intangible assets are not expected to be materially affected by the Company's intent or ability to renew or extend the arrangements. The Company's goodwill balance is not expected to be deductible for tax purposes.

        For intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2014—$5.8 million, 2015—$0.9 million, 2016—$0.3 million, 2017—$0.2 million and 2018—$0.2 million.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Earnings per share

        Earnings per share is computed as follows (in thousands except per share data):

	2013
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$1,025,116	322,886	$3.17
Effect of dilutive share-based awards		968

Diluted earnings per share	$1,025,116	323,854	$3.17

	2012
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$952,662	332,254	$2.87
Effect of dilutive share-based awards		2,215

Diluted earnings per share	$952,662	334,469	$2.85

	2011
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$766,685	341,234	$2.25
Effect of dilutive share-based awards		3,883

Diluted earnings per share	$766,685	345,117	$2.22

        Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share was determined based on the dilutive effect of share-based awards using the treasury stock method.

        Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 1.1 million, 0.8 million, and zero in 2013, 2012 and 2011, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income taxes

        The provision (benefit) for income taxes consists of the following:

(In thousands)	2013	2012	2011
Current:
Federal	$530,728	$457,370	$385,277
Foreign	1,324	1,209	1,449
State	101,174	78,025	56,272

	633,226	536,604	442,998

Deferred:
Federal	(16,132)	9,734	8,313
State	(13,880)	(1,606)	7,293

	(30,012)	8,128	15,606

	$603,214	$544,732	$458,604

        A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2013		2012		2011
U.S. federal statutory rate on earnings before income taxes	$569,916	35.0%	$524,088	35.0%	$428,851	35.0%
State income taxes, net of federal income tax benefit	56,822	3.5	52,713	3.5	42,774	3.5
Jobs credits, net of federal income taxes	(19,348)	(1.2)	(16,062)	(1.1)	(15,153)	(1.2)
Reduction in valuation allowances	(437)	—	(3,050)	(0.2)	(2,202)	(0.2)
Reduction in income tax reserves	(6,391)	(0.4)	(13,676)	(0.9)	—	—
Other, net	2,652	0.1	719	0.1	4,334	0.3

	$603,214	37.0%	$544,732	36.4%	$458,604	37.4%

        The 2013 effective tax rate was an expense of 37.0%. The 2013 effective income tax rate increased from 2012 due to the favorable resolution of income tax examinations during 2012 that did not reoccur, to the same extent, in 2013. This rate increase was partially offset by the recording of an income tax benefit in 2013 associated with the expiration of the assessment period during which the taxing authorities could have assessed additional income tax associated with the Company's 2009 tax year. In addition, the 2013 amounts reflect larger income tax benefits associated with federal jobs credits. The Company receives a significant income tax benefit related to salaries paid to certain newly hired employees that qualify for federal jobs credits (principally the Work Opportunity Tax Credit or "WOTC"). The federal law authorizing the WOTC credit expired for employees hired after December 31, 2013. Whether these credits will be available for employees hired after December 31, 2013 depends upon a change in the tax law that extends the expiration date of these credit provisions, the certainty and timing of which are currently unclear.

        The 2012 effective tax rate was an expense of 36.4%. This expense was greater than the federal statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income taxes (Continued)

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

        Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

(In thousands)	January 31, 2014	February 1, 2013
Deferred tax assets:
Deferred compensation expense	$8,666	$9,276
Accrued expenses and other	9,067	5,727
Accrued rent	17,375	15,450
Accrued insurance	78,557	72,442
Accrued incentive compensation	3,385	15,399
Interest rate hedges	4,921	1,883
Tax benefit of income tax and interest reserves related to uncertain tax positions	3,439	2,696
Deferred gain on sale-leaseback	26,186	—
Other	15,094	13,914
State tax net operating loss carry forwards, net of federal tax	282	645
State tax credit carry forwards, net of federal tax	8,282	8,925

	175,254	146,357
Less valuation allowances	(1,393)	(1,830)

Total deferred tax assets	173,861	144,527

Deferred tax liabilities:
Property and equipment	(307,644)	(294,204)
Inventories	(64,481)	(67,246)
Trademarks	(433,130)	(435,529)
Amortizable assets	(2,343)	(6,809)
Bonus related tax method change	—	(6,534)
Other	(2,084)	(4,498)

Total deferred tax liabilities	(809,682)	(814,820)

Net deferred tax liabilities	$(635,821)	$(670,293)

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income taxes (Continued)

        Net deferred tax liabilities are reflected separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred tax liabilities as recorded in the consolidated balance sheets:

(In thousands)	January 31, 2014	February 1, 2013
Current deferred income tax liabilities, net	$(21,795)	$(23,223)
Noncurrent deferred income tax liabilities, net	(614,026)	(647,070)

Net deferred tax liabilities	$(635,821)	$(670,293)

        The Company has state net operating loss carry forwards as of January 31, 2014 that total approximately $4.3 million which will expire in 2028. The Company also has state tax credit carry forwards of approximately $12.7 million that will expire beginning in 2021 through 2024.

        A valuation allowance has been provided for state tax credit carry forwards and federal capital losses. The 2013, 2012, and 2011 decreases of $0.4 million, $3.1 million and $2.2 million, respectively, were recorded as a reduction in income tax expense. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

        The Internal Revenue Service ("IRS") has previously examined the Company's 2008 and earlier federal income tax returns. As a result, the 2008 and earlier tax years are not open for further examination by the IRS. The Company has filed an amended federal income tax return requesting a refund of approximately $5.1 million for its 2009 tax year. This amended return is expected to be examined by the IRS. As the statute of limitations has otherwise closed for the 2009 tax year, the IRS' ability to assess additional income tax for 2009 is limited to the refund requested on the amended income tax return. The IRS, at its discretion, may also choose to examine the Company's 2010 through 2013 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company's 2010 and later tax years remain open for examination by the various state taxing authorities.

        As of January 31, 2014, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $19.6 million, $2.4 million and $0.4 million, respectively, for a total of $22.4 million. Of this total amount, $3.6 million and $18.8 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the consolidated balance sheet.

        As of February 1, 2013, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $22.2 million, $2.3 million and $0.4 million, respectively, for a total of $24.9 million. Of this total amount, $1.5 million and $23.4 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the consolidated balance sheet.

        The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $11.2 million in the coming twelve months principally as a result of the effective settlement of several outstanding issues. Also, as of January 31, 2014, approximately

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income taxes (Continued)

$19.6 million of the uncertain tax positions would impact the Company's effective income tax rate if the Company were to recognize the tax benefit for these positions.

        The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2013	2012	2011
Income tax expense (benefit)	$(3,915)	$(16,119)	$97
Income tax related interest expense (benefit)	590	344	968
Income tax related penalty expense (benefit)	30	(200)	63

        A reconciliation of the uncertain income tax positions from January 28, 2011 through January 31, 2014 is as follows:

(In thousands)	2013	2012	2011
Beginning balance	$22,237	$42,018	$26,429
Increases—tax positions taken in the current year	3,484	2,114	125
Increases—tax positions taken in prior years	3,000	1,144	15,840
Decreases—tax positions taken in prior years	(608)	(22,669)	—
Statute expirations	(7,622)	(166)	(376)
Settlements	(908)	(204)	—

Ending balance	$19,583	$22,237	$42,018

5. Current and long-term obligations

        Current and long-term obligations consist of the following:

(In thousands)	January 31, 2014	February 1, 2013
Senior unsecured credit facilities, maturity April 11, 2018:
Term Facility	$1,000,000	$—
Revolving Facility	—	—
Senior secured term loan facility:
Maturity July 6, 2014	—	1,083,800
Maturity July 6, 2017	—	879,700
ABL Facility, maturity July 6, 2014	—	286,500
4 1/8% Senior Notes due July 15, 2017	500,000	500,000
1 7/8% Senior Notes due April 15, 2018 (net of discount of $383)	399,617	—
3 1/4% Senior Notes due April 15, 2023 (net of discount of $2,199)	897,801	—
Capital lease obligations	6,841	7,733
Tax increment financing due February 1, 2035	14,495	14,495

	2,818,754	2,772,228
Less: current portion	(75,966)	(892)

Long-term portion	$2,742,788	$2,771,336

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Current and long-term obligations (Continued)

        On April 11, 2013, the Company consummated a refinancing pursuant to which it terminated its existing senior secured credit agreements, entered into a new five-year unsecured credit agreement, and issued senior notes due in 2018 and 2023 as described in more detail below. The Company's new senior unsecured credit facilities (the "Facilities") consist of a $1.0 billion senior unsecured term loan facility (the "Term Facility") and an $850.0 million senior unsecured revolving credit facility (the "Revolving Facility"), which provides for the issuance of letters of credit up to $250.0 million. The Company may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million. The Term Facility will amortize in quarterly installments of $25.0 million, with the first such payment due on August 1, 2014, and final payment at maturity on April 11, 2018. The Company capitalized $5.9 million of debt issuance costs associated with the Facilities which is included in long-term Other assets, net in the consolidated balance sheet.

        Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at the Company's option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of January 31, 2014 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. The Company must also pay a facility fee on any used and unused amounts of the Facilities, as well as letter of credit fees. The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on the Company's long-term senior unsecured debt ratings. The weighted average interest rate for borrowings under the Facilities was 1.46% (without giving effect to the interest rate swaps discussed in Note 7) as of January 31, 2014.

        The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants which place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 31, 2014, the Company was in compliance with all such covenants. The Facilities also contain customary affirmative covenants and events of default.

        As of January 31, 2014, the Company had total outstanding letters of credit of $49.9 million, $27.2 million of which were under the Revolving Facility, and borrowing availability under the Revolving Facility was $822.8 million.

        In connection with the refinancing discussed above, the Company terminated its senior secured term loan facility and senior secured revolving credit facility ("ABL Facility"). The Company recorded a pretax loss of $18.9 million for the write off of debt issuance costs associated with those facilities, which is reflected in Other (income) expense in the consolidated statement of income for the year ended January 31, 2014.

        On July 12, 2012, the Company issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the "2017 Senior Notes") which mature on July 15, 2017. Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year, and commenced on January 15, 2013.

        On April 11, 2013, the Company issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the "2018 Senior Notes"), net of discount of $0.5 million, which mature on April 15, 2018; and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the "2023 Senior Notes"), net of discount of $2.4 million, which mature on April 15, 2023.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Current and long-term obligations (Continued)

Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the "Senior Notes", each of which were issued pursuant to an indenture as modified by supplemental indentures relating to each series of Senior Notes (as so supplemented, the "Senior Indenture"). The Company capitalized $10.1 million of debt issuance costs associated with the 2018 Senior Notes and the 2023 Senior Notes. Interest on the 2018 Senior Notes and 2023 Senior Notes is payable in cash on April 15 and October 15 of each year and commenced on October 15, 2013.

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

        On July 15, 2012, the Company redeemed $450.7 million aggregate principal amount of outstanding senior subordinated notes due 2017 at a premium, resulting in a pretax loss of $29.0 million which is reflected in Other (income) expense in the consolidated statement of income for the year ended February 1, 2013. The Company funded the redemption price for the senior subordinated notes due 2017 with proceeds from the issuance of the 2017 Senior Notes.

        In 2011, the Company repurchased or redeemed $864.3 million aggregate principal amount of outstanding senior notes due 2015 at a premium, resulting in pretax losses totaling $60.3 million which are reflected in Other (income) expense in the consolidated statement of income for the year ended February 3, 2012. The Company funded the redemption price for the senior notes due 2015 with cash on hand and borrowings under the ABL Facility.

        Scheduled debt maturities, including capital lease obligations, for the Company's fiscal years listed below are as follows (in thousands): 2014—$75,966; 2015—$101,158; 2016—$101,379; 2017—$601,290; 2018—$1,025,892; thereafter—$915,651.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Assets and liabilities measured at fair value

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of January 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements are classified.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 31, 2014
Assets:
Trading securities(a)	$621	$—	$—	$621
Liabilities:
Long-term obligations(b)	2,772,739	21,336	—	2,794,075
Derivative financial instruments(c)	—	4,109	—	4,109
Deferred compensation(d)	21,696	—	—	21,696

(a)
Reflected at fair value in the consolidated balance sheet as Prepaid expenses and other current assets.

(b)
Reflected at book value in the consolidated balance sheet as Current portion of long-term obligations of $75,966 and Long-term obligations of $2,742,788.

(c)
Reflected at fair value in the consolidated balance sheet as noncurrent Other liabilities.

(d)
Reflected at fair value in the consolidated balance sheet as Accrued expenses and other current liabilities of $4,092 and noncurrent Other liabilities of $17,604.

        The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of January 31, 2014.

7. Derivative financial instruments

        The Company enters into certain financial instrument positions, all of which are intended to be used to reduce risk by hedging an underlying economic exposure.

Risk management objective of using derivatives

        The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined primarily by interest rates. The Company's derivative financial instruments are used to

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative financial instruments (Continued)

manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's borrowings.

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as "OCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These transactions represent the only amounts reflected in Accumulated other comprehensive income (loss) in the consolidated statements of shareholders' equity. During the years ended January 31, 2014, February 1, 2013, and February 3, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

        As of January 31, 2014, the Company had interest rate swaps with a combined notional value of $875 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.

        During the year ended January 31, 2014, the Company entered into treasury locks with a combined notional amount of $700 million that were designated as cash flow hedges of interest rate risk on the Company's forecasted issuance of long-term debt. The issuance of the hedged long-term debt occurred on April 11, 2013 in the form of senior notes due April 15, 2023, as further discussed in Note 5, and the related settlement of the treasury locks on that date resulted in a loss of $13.2 million which was deferred to OCI. The loss is being amortized as an increase to interest expense over the period corresponding to the debt's maturity as the Company accrues or pays interest on the hedged long-term debt. There was no ineffectiveness recognized on these designated treasury locks.

        During the next 52-week period, the Company estimates that approximately $4.7 million will be reclassified as an increase to interest expense for its interest rate swaps and treasury locks.

Non-designated hedges of commodity risk

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of January 31, 2014, the Company had no such non-designated hedges.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative financial instruments (Continued)

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of January 31, 2014 and February 1, 2013:

(in thousands)	January 31, 2014	February 1, 2013
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as noncurrent Other liabilities	$4,109	$4,822

        The tables below present the pre-tax effect of the Company's derivative financial instruments as reflected in the consolidated statements of comprehensive income and shareholders' equity, as applicable:

(in thousands)	2013	2012	2011
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in OCI	$16,036	$9,626	$3,836
Loss related to effective portion of derivative reclassified from Accumulated OCI to Interest expense	$4,604	$13,327	$28,633
(Gain) loss related to ineffective portion of derivative recognized in Other (income) expense	$—	$(2,392)	$312

Credit-risk-related contingent features

        The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness.

        As of January 31, 2014, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $4.2 million. If the Company had breached any of these provisions at January 31, 2014, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $4.2 million. As of January 31, 2014, the Company had not breached any of these provisions or posted any collateral related to these agreements.

8. Commitments and contingencies

Leases

        As of January 31, 2014, the Company was committed under operating lease agreements for most of its retail stores. Many of the Company's stores are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years with multiple renewal options. The Company also has stores subject to shorter-term leases and many of these leases have renewal options. Certain of the Company's leased stores have provisions for contingent rentals based upon a specified percentage of defined sales volume.

        The land and buildings of the Company's DCs in Fulton, Missouri and Indianola, Mississippi are subject to operating lease agreements and the leased Ardmore, Oklahoma DC is subject to a financing arrangement. The entities involved in the ownership structure underlying these leases meet the

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

accounting definition of a Variable Interest Entity ("VIE"). The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements. Certain leases contain restrictive covenants that, individually, are not material to the Company. As of January 31, 2014, the Company is not aware of any material violations of such covenants.

        In January 2014, the Company sold 233 store locations for cash and concurrent with the sale transaction, the Company leased the properties back for a period of 15 years. The transaction resulted in cash proceeds of approximately $281.6 million and a deferred gain of $67.2 million which will be recognized as a reduction of rent expense over the 15-year initial lease term of the properties.

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

        Future minimum payments as of January 31, 2014 for operating leases are as follows:

(In thousands)
2014	$712,563
2015	665,193
2016	610,643
2017	554,413
2018	496,265
Thereafter	2,699,755

Total minimum payments	$5,738,832

        Total minimum payments for capital leases as of January 31, 2014 were $8.7 million, with a present value of $6.8 million at January 31, 2014. The gross amount of property and equipment recorded under capital leases and financing obligations at both January 31, 2014 and February 1, 2013, was $29.8 million. Accumulated depreciation on property and equipment under capital leases and financing obligations at January 31, 2014 and February 1, 2013, was $8.7 million and $6.9 million, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

        Rent expense under all operating leases is as follows:

(In thousands)	2013	2012	2011
Minimum rentals(a)	$674,849	$599,138	$525,486
Contingent rentals	12,058	15,150	16,856

	$686,907	$614,288	$542,342

(a)
Excludes amortization of leasehold interests of $11.9 million, $16.9 million and $21.0 million included in rent expense for the years ended January 31, 2014, February 1, 2013, and February 3, 2012, respectively.

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

        The parties agreed to mediate the matter, and the court informally stayed the action pending the results of the mediation. Mediations were conducted in January, April and August 2013. On August 10, 2013, the parties reached a preliminary agreement, which has been formalized and submitted to the court for approval, to resolve the matter for up to $8.5 million. The Company has deemed the settlement probable and recorded such amount as the estimated expense in the second quarter of 2013.

        The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the Richter action is not appropriate for collective action treatment. The Company has obtained summary judgment in some, although not all, of its pending individual or single-plaintiff store manager exemption cases in which it has filed such a motion.

        At this time, although probable, it is not certain that the court will approve the settlement. If it does not, and the case proceeds, it is not possible to predict whether Richter ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

in its defense of the action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted if this action were to proceed. For these reasons, the Company is unable to estimate any potential loss or range of loss in such a scenario; however, if the Company is not successful in its defense efforts, the resolution of Richter could have a material adverse effect on the Company's consolidated financial statements as a whole.

        On April 9, 2012, the Company was served with a lawsuit filed in the United States District Court for the Eastern District of Virginia entitled Jonathan Marcum v. Dolgencorp. Inc. (Civil Action No. 3:12-cv-00108-JRS) in which the plaintiffs, one of whose conditional offer of employment was rescinded, allege that certain of the Company's background check procedures violate the Fair Credit Reporting Act ("FCRA"). Plaintiff Marcum also alleges defamation. According to the complaint and subsequently filed first and second amended complaints, the plaintiffs seek to represent a putative class of applicants in connection with their FCRA claims. The Company responded to the complaint and each of the amended complaints. The plaintiffs' certification motion was due to be filed on or before April 5, 2013; however, plaintiffs asked the court to stay all deadlines in light of the parties' ongoing settlement discussions (as more fully described below). On November 12, 2013, the court entered an order lifting the stay. The court has not issued a new scheduling order but has set a pre-trial conference for March 27, 2014.

        The parties have engaged in formal settlement discussions on three occasions, once in January 2013 with a private mediator, and again in March 2013 and July 2013 with a federal magistrate. On February 18, 2014, the parties reached a preliminary agreement to resolve the matter for up to $4.08 million, which must be submitted to and approved by the court. Based on this preliminary settlement agreement, the Company believes, but cannot guarantee, that the court will not proceed with the March 27, 2014, pre-trial conference.

        The Company's Employment Practices Liability Insurance ("EPLI") carrier has been placed on notice of this matter and participated in both the formal and informal settlement discussions. The EPLI Policy covering this matter has a $2 million self-insured retention. Because the Company believes that it was likely to expend the balance of its self-insured retention in settlement of this litigation or otherwise, it accrued $1.8 million in the fourth quarter of 2012, an amount that is immaterial to the Company's consolidated financial statements as a whole.

        At this time, although probable, it is not certain that the court will approve the settlement. If the court does not approve the settlement and the case proceeds, it is not possible to predict whether Marcum ultimately will be permitted to proceed as a class action under the FCRA, and no assurances can be given that the Company will be successful in the defense on the merits or otherwise. At this stage in the proceedings, the Company cannot estimate either the size of any potential class or the value of the claims asserted by the plaintiffs.

        In September 2011, the Chicago Regional Office of the United States Equal Employment Opportunity Commission ("EEOC" or "Commission") notified the Company of a cause finding related to the Company's criminal background check policy. The cause finding alleges that Dollar General's criminal background check policy, which excludes from employment individuals with certain criminal convictions for specified periods, has a disparate impact on African-American candidates and employees in violation of Title VII of the Civil Rights Act of 1964, as amended ("Title VII").

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

        The Company and the EEOC engaged in the statutorily required conciliation process, and despite the Company's good faith efforts to resolve the matter, the Commission notified the Company on July 26, 2012 of its view that conciliation had failed.

        On June 11, 2013, the EEOC filed a lawsuit in the United States District Court for the Northern District of Illinois entitled Equal Opportunity Commission v. Dolgencorp, LLC d/b/a Dollar General (Case No. 1:13-cv-04307) in which the Commission alleges that the Company's criminal background check policy has a disparate impact on "Black Applicants" in violation of Title VII and seeks to recover monetary damages and injunctive relief on behalf of a class of "Black Applicants." The Company filed its Answer to the Complaint on August 9, 2013.

        On January 29, 2014, the court entered an order, which, among other things, bifurcates the issues of liability and damages during discovery and at trial. Under this order, fact discovery relating to liability is to be completed by September 15, 2014. A status conference is scheduled for June 17, 2014.

        The Company believes that its criminal background check process is both lawful and necessary to a safe environment for its employees and customers and the protection of its assets and shareholders' investments. The Company also does not believe that this matter is amenable to class or similar treatment. However, at this time, it is not possible to predict whether the action will ultimately be permitted to proceed as a class or in a similar fashion or the size of any putative class. Likewise, at this time, it is not possible to estimate the value of the claims asserted, and, therefore, the Company cannot estimate the potential exposure or range of potential loss. If the matter were to proceed successfully as a class or similar action or the Company is unsuccessful in its defense efforts as to the merits of the action, it could have a material adverse effect on the Company's consolidated financial statements as a whole.

        On May 23, 2013, a lawsuit entitled Juan Varela v. Dolgen California and Does 1 through 50 (Case No. RIC 1306158) ("Varela") was filed in the Superior Court of the State of California for the County of Riverside in which the plaintiff alleges that he and other "key carriers" were not provided with meal and rest periods in violation of California law and seeks to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys' fees and costs. The Varela plaintiff seeks to represent a putative class of California "key carriers" as to these claims. The Varela plaintiff also asserts a claim for unfair business practices and seeks to proceed under California's Private Attorney General Act ("PAGA").

        The Company removed the action to the United States District Court for the Central District of California (Case No. 5:13-cv-01172VAP-SP) on July 1, 2013, and filed its Answer to the Complaint on July 1, 2013. On July 30, 2013, the plaintiff moved to remand the action to state court. The Company's response to that motion was filed on August 19, 2013.

        On September 13, 2013, the court granted plaintiff's motion and remanded the case. The Company filed a Petition for Permission to Appeal to the United States Court of Appeals for the Ninth Circuit on September 23, 2013. The Petition for Permission to Appeal is pending.

        A status conference has been scheduled by the Superior Court for July 23, 2014. The parties have agreed to informally stay discovery pending a decision by the Ninth Circuit on the Petition for Permission to Appeal.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

        Similarly, on June 6, 2013, a lawsuit entitled Victoria Lee Dinger Main v. Dolgen California, LLC and Does 1 through 100 (Case No. 34-2013-00146129) ("Main") was filed in the Superior Court of the State of California for the County of Sacramento. The Main plaintiff alleges that she and other "key carriers" were not provided with meal and rest periods, accurate wage statements and appropriate pay upon termination in violation of California wage and hour laws and seeks to recover alleged unpaid wages, declaratory relief, restitution, statutory penalties and attorneys' fees and costs. The Main plaintiff seeks to represent a putative class of California "key carriers" as to these claims. The Main plaintiff also asserts a claim for unfair business practices and seeks to proceed under the PAGA.

        The Company removed this action to the United States District Court for the Eastern District of California (Case No. 2:13-cv-01637-MCE-KJN) on August 7, 2013, and filed its Answer to the Complaint on August 6, 2013. On August 29, 2013, the plaintiff moved to remand the action to state court. The Company's response to that motion was filed on September 19, 2013. On October 28, 2013, the court granted plaintiff's motion and remanded the case. The Company filed a Petition for Permission to Appeal to the United States Court of Appeals for the Ninth Circuit on November 7, 2013. The plaintiff filed its opposition brief on November 15, 2013. The Petition remains pending.

        On February 6, 2014, the Superior Court referred the matter to the Trial Setting Process and ordered the parties to confer and agree upon a date for trial and a mandatory settlement conference. The parties are to advise the Court of the date agreed upon for a trial and settlement conference no later than January 30, 2015. If the parties are unable to agree upon a date by such time, the Court will assign the next available dates.

        The Company believes that its policies and practices comply with California law and that the Varela and Main actions are not appropriate for class or similar treatment. The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Varela or Main action ultimately will be permitted to proceed as a class, and no assurances can be given that the Company will be successful in its defense of either action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Varela and Main actions. For these reasons, the Company is unable to estimate any potential loss or range of loss in either matter; however, if the Company is not successful in its defense efforts, the resolution of either action could have a material adverse effect on the Company's consolidated financial statements as a whole.

        On May 31, 2013, a lawsuit entitled Judith Wass v. Dolgen Corp, LLC (Case No. 13PO-CC00039) ("Wass") was filed in the Circuit Court of Polk County, Missouri. The Wass plaintiff seeks to proceed collectively on behalf of a nationwide class of similarly situated non-exempt store employees who allegedly were not properly paid for certain breaks in violation of the FLSA. The Wass plaintiff seeks back wages (including overtime), injunctive and declaratory relief, liquidated damages, pre- and post-judgment interest, and attorneys' fees and costs.

        On July 11, 2013, the Company removed this action to the United States District Court for the Western District of Missouri (Case No. 6:113-cv-03267-JFM). The Company filed its Answer on July 18, 2013. The plaintiff's motion for conditional certification is due to be filed on or before March 28, 2014. The Company's response is due to be filed on or before April 25, 2014.

        Similarly, on July 2, 2013, a lawsuit entitled Rachel Buttry and Jennifer Peters v. Dollar General Corp. (Case no. 3:13-cv-00652) ("Buttry") was filed in the United States District Court for the Middle

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

District of Tennessee. The Buttry plaintiffs seek to proceed on a nationwide collective basis under the FLSA and as a statewide class under Tennessee law on behalf of non-exempt store employees who allegedly were not properly paid for certain breaks. The Buttry plaintiffs seek back wages (including overtime), injunctive and declaratory relief, liquidated damages, compensatory and economic damages, "consequential" and "incidental" damages, pre-judgment and post-judgment interest, and attorneys' fees and costs.

        The Company filed its Answer on August 7, 2013. The plaintiffs filed their motion for conditional certification of their FLSA on December 5, 2013. The Company filed its response to that motion on February 3, 2014. The court set a hearing on the plaintiffs' motion for conditional certification of their FLSA claims on April 2, 2014.

        The plaintiffs' motion for certification of their statewide claims is due to be filed on or before September 22, 2014. The court has set this matter for trial on February 17, 2015.

        The Company believes that its wage and hour policies and practices comply with both the FLSA and state law, including Tennessee law, and that the Wass and Buttry actions are not appropriate for collective or class treatment. The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Wass or Buttry action ultimately will be permitted to proceed collectively or as a class, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Wass and Buttry actions. For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of one or more of these actions could have a material adverse effect on the Company's consolidated financial statements as a whole.

        On September 16, 2013, a lawsuit entitled Lisa Kocmich v. DolgenCorp, LLC (Case No. 2013CA005841AX) ("Kocmich") was filed in the Circuit Court of Manatee County, Florida. The Kocmich plaintiff seeks to proceed on a nationwide collective basis under the FLSA on behalf of all similarly situated non-exempt store employees who allegedly were not paid for all hours worked (including overtime) as required by the FLSA. The Kocmich plaintiff seeks back wages, liquidated damages and attorneys' fees and costs.

        The Company removed this matter to the United States District Court for the Middle District of Florida (Case No. 8:13-cv-02705-RAL-MAP) on October 21, 2013. The Company filed its Answer on November 4, 2013.

        The parties have reached an agreement to resolve the Kocmich matter for an amount that is immaterial to the Company's consolidated financial statements as a whole.

        On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) ("Winn-Dixie") in which the plaintiffs allege that the sale of food and other items in approximately 55 of the Company's stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs' stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers. Plaintiffs sought damages and an injunction limiting the sale of food and other items in those stores. Although plaintiffs did not make a demand for any specific amount of damages, documents prepared and produced by plaintiffs during discovery suggested that plaintiffs

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

would seek as much as $47 million although the court limited their ability to prove such damages. The case was consolidated with similar cases against Big Lots and Dollar Tree. The court issued an order on August 10, 2012 in which it (i) dismissed all claims for damages, (ii) dismissed claims for injunctive relief for all but four stores, and (iii) directed the Company to report to the court on its compliance with restrictive covenants at the four stores for which it did not dismiss the claims for injunctive relief. The Company believes that compliance with the August 2012 ruling will have no material adverse impact on the Company or its consolidated financial statements.

        On August 28, 2012, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (Docket No. 12-14527-B). Oral argument was conducted on January 16, 2014, and the appellate court rendered its decision on March 5, 2014, affirming in part and reversing in part the trial court's decision. Specifically, the appellate court affirmed the trial court's dismissal of plaintiffs' claim for monetary damages but reversed the trial court's decision denying injunctive relief as to thirteen additional stores and remanded for further proceedings. At this time, the Company is unable to predict whether the trial court will enter an injunction as to any of the additional stores at issue; however, the Company does not believe that such an injunction, even if entered as to each remaining additional store at issue, would have a material adverse effect on the Company or its consolidated financial statements as a whole.

        The Company also is unable to predict whether the plaintiffs will seek further appellate review of the trial court's dismissal of plaintiff's claim for damages. If plaintiffs were to obtain further appellate review, and the Company is unsuccessful in its defense of such appeal, the outcome could have a material adverse effect on the Company's consolidated financial statements as a whole.

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

        A participant's right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2013, 2012 and 2011, the Company expensed approximately $13.0 million, $11.9 million and $10.9 million, respectively, for matching contributions.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Benefit plans (Continued)

        The Company also has a nonqualified supplemental retirement plan ("SERP") and compensation deferral plan ("CDP"), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $1.2 million, $1.4 million and $1.7 million in 2013, 2012 and 2011, respectively.

        The CDP/SERP Plan assets are invested in accounts selected by the Company's Compensation Committee or its delegate. These investments are classified as trading securities and the associated deferred compensation liability is reflected in the consolidated balance sheets as further discussed in Note 6.

10. Share-based payments

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

        On July 6, 2007, the Company's Board of Directors adopted the 2007 Stock Incentive Plan for Key Employees, which plan was subsequently amended (as so amended, the "Plan"). The Plan allows the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates. The number of shares of Company common stock authorized for grant under the Plan is 31,142,858. As of January 31, 2014, 19,871,333 of such shares are available for future grants.

        Through May 2011, a significant majority of the Company's share-based awards were stock options that vest solely upon the continued employment of the recipient ("MSA Time Options") and options that vest upon the achievement of predetermined annual or cumulative financial-based targets ("MSA Performance Options"). MSA Time and MSA Performance Options generally vest ratably on an annual basis over a period of approximately five years, with limited exceptions.

        Both the MSA Time Options and the MSA Performance Options are subject to various provisions set forth in a management stockholder's agreement ("MSA") entered into with each option holder. The MSA contains certain put and call rights and other provisions pertaining to both the option holder and the Company which may, in certain scenarios, affect the holder's ability to sell or realize market value for these instruments and any shares acquired thereunder.

        Assuming specified financial targets are met, the MSA Performance Options vest as of the Company's fiscal year end, and as a result the initial and final tranche of each MSA Performance Option grant may be prorated based upon the date of grant. In the event the performance target is not achieved in any given annual performance period, the MSA Performance Options for that period may still subsequently vest, provided that a cumulative performance target is achieved. The MSA Time Options and MSA Performance Options have a contractual term of 10 years and an exercise price equal to the fair value of the underlying common stock on the date of grant.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-based payments (Continued)

        The Company has also issued share-based awards that are not subject to an MSA. These awards have generally been in the form of stock options, restricted stock units and performance share units. Stock options granted to employees and board members generally vest ratably on an annual basis over a four-year and three-year period, respectively. Restricted stock units generally vest ratably over a three-year period. Performance share units generally vest ratably over a three-year period, provided that certain minimum performance criteria are met in the year of grant. With limited exceptions, the performance share unit and restricted stock unit awards are automatically converted into shares of common stock on the vesting date.

        The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended January 31, 2014, February 1, 2013, and February 3, 2012, and a summary of the methodology applied to develop each assumption, are as follows:

	January 31, 2014	February 1, 2013	February 3, 2012
Expected dividend yield	0%	0%	0%
Expected stock price volatility	26.2%	26.8%	38.7%
Weighted average risk-free interest rate	1.2%	1.5%	2.3%
Expected term of options (years)	6.3	6.3	6.8

        Expected dividend yield—This is an estimate of the expected dividend yield on the Company's stock. An increase in the dividend yield will decrease compensation expense.

        Expected stock price volatility—This is a measure of the amount by which the price of the Company's common stock has fluctuated or is expected to fluctuate. For awards issued under the Plan through October 2011, the expected volatilities were based upon the historical volatilities of a peer group of companies deemed to be comparable. Beginning in November 2011, the expected volatilities for awards are based on the historical volatility of the Company's publicly traded common stock. An increase in the expected volatility will increase compensation expense.

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-based payments (Continued)

        A summary of MSA Time Options activity during the year ended January 31, 2014 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, February 1, 2013	1,350,642	$13.69
Granted	—	—
Exercised	(871,037)	11.11
Canceled	(15,042)	25.17

Balance, January 31, 2014	464,563	$18.15	5.6	$17,730

Exercisable at January 31, 2014	292,807	$15.43	5.3	$11,973

        The weighted average grant date fair value of MSA Time Options granted during 2011 was $13.47. The intrinsic value of MSA Time Options exercised during 2013, 2012 and 2011 was $39.4 million, $117.3 million and $41.4 million, respectively.

        A summary of MSA Performance Options activity during the year ended January 31, 2014 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, February 1, 2013	1,264,826	$13.96
Granted	—	—
Exercised	(868,441)	11.28
Canceled	(20,076)	22.69

Balance, January 31, 2014	376,309	$19.68	5.8	$13,790

Exercisable at January 31, 2014	336,716	$18.56	5.7	$12,714

        The weighted average grant date fair value of MSA Performance Options granted during 2011 was $13.47. The intrinsic value of MSA Performance Options exercised during 2013, 2012 and 2011 was $39.1 million, $106.4 million and $41.8 million, respectively.

        A summary of the Company's other stock option activity during the year ended January 31, 2014 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, February 1, 2013	1,211,771	$42.77
Granted	875,269	48.80
Exercised	(53,813)	41.51
Canceled	(192,685)	46.69

Balance, January 31, 2014	1,840,542	$45.26	8.5	$20,356

Exercisable at January 31, 2014	369,424	$38.51	7.4	$6,580

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-based payments (Continued)

        The weighted average grant date fair value of other options granted was $13.86, $13.54 and $13.14 during 2013, 2012 and 2011, respectively. The intrinsic value of other options exercised during 2013, 2012, and 2011 was $0.8 million, $0.3 million and $1.6 million, respectively.

        The number of performance share unit awards earned is based upon the Company's annual financial performance in the year of grant as specified in the award agreement. A summary of performance share unit award activity during the year ended January 31, 2014 is as follows:

(Intrinsic value amounts reflected in thousands)	Units Issued	Intrinsic Value
Balance, February 1, 2013	162,688
Granted	72,846
Converted to common stock	(54,973)
Canceled	(21,142)

Balance, January 31, 2014	159,419	$8,978

        The weighted average grant date fair value of performance share units granted was $48.11 and $45.25 during 2013 and 2012, respectively. No performance share units were granted during 2011.

        A summary of restricted stock unit award activity during the year ended January 31, 2014 is as follows:

(Intrinsic value amounts reflected in thousands)	Units Issued	Intrinsic Value
Balance, February 1, 2013	288,927
Granted	509,440
Converted to common stock	(98,063)
Canceled	(83,777)

Balance, January 31, 2014	616,527	$34,723

        The weighted average grant date fair value of restricted stock units granted was $48.20, $45.33 and $33.16 during 2013, 2012 and 2011, respectively.

        In March 2012, the Company issued a performance-based award of 326,037 shares of restricted stock to its Chairman and Chief Executive Officer. This restricted stock award had a fair value on the grant date of $45.25 per share and may vest in the future if certain specified earnings per share targets for fiscal years 2014 and 2015 are achieved.

        The Company currently believes that the performance targets related to the unvested MSA Performance Options and restricted stock will be achieved. If such goals are not met, and no event occurs which would result in the acceleration of vesting of these awards as specified in the underlying agreements, future compensation cost relating to these unvested awards will not be recognized.

        At January 31, 2014, the total unrecognized compensation cost related to nonvested stock-based awards was $53.5 million with an expected weighted average expense recognition period of 1.5 years.

        In October 2007, the Company's Board of Directors adopted an Equity Appreciation Rights Plan, which plan was later amended and restated (as amended and restated, the "Rights Plan"). The Rights

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-based payments (Continued)

Plan provides for the granting of equity appreciation rights to nonexecutive managerial employees. During 2011, 818,847 equity appreciation rights were granted, 768,561 of such rights vested, primarily in conjunction with the Company's December 2011 stock offering and 50,286 of such rights were cancelled. No such rights are outstanding as of January 31, 2014.

        The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in net income before income taxes as follows:

(In thousands)	Stock Options	Performance Share Units	Restricted Stock Units	Equity Appreciation Rights	Total
Year ended January 31, 2014
Pre-tax	$7,634	$3,448	$9,879	$—	$20,961
Net of tax	$4,649	$2,100	$6,016	$—	$12,765
Year ended February 1, 2013
Pre-tax	$14,078	$4,082	$3,504	$—	$21,664
Net of tax	$8,578	$2,487	$2,135	$—	$13,200
Year ended February 3, 2012
Pre-tax	$15,121	$—	$129	$8,731	$23,981
Net of tax	$9,208	$—	$79	$5,317	$14,604

11. Related party transactions

        From time to time the Company has conducted business with entities deemed to be related parties under U.S. GAAP, including Kohlberg Kravis Roberts & Co. L.P. or "KKR" and Goldman, Sachs & Co. For purposes of this disclosure, reference to these entities includes their respective affiliates. In recent years, KKR and Goldman Sachs & Co. owned a significant percentage of the Company's common stock, and collectively held three seats on the Company's Board of Directors. As of January 31, 2014, KKR and Goldman, Sachs & Co. have liquidated their investment in the Company's common stock and no one directly employed by either KKR or Goldman, Sachs & Co. remained on the Company's Board of Directors.

        KKR and Goldman, Sachs & Co. served in various capacities related to the amendments and refinancing of the Company's debt discussed in further detail in Note 5. In connection with these efforts in 2013 and 2012, the Company paid KKR fees of $0.7 million and $1.6 million, respectively, and paid Goldman, Sachs & Co. fees of $2.2 million and $1.7 million, respectively.

        KKR and Goldman, Sachs & Co. served as underwriters in connection with multiple secondary offerings of the Company's common stock held by certain existing shareholders that were executed at various dates in 2013, 2012 and 2011. The Company did not sell shares of common stock, receive proceeds from such shareholders' sales of shares of common stock or pay any underwriting fees in connection with any of the secondary offerings. Certain members of the Company's management exercised registration rights in connection with such offerings.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment reporting

        The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of January 31, 2014, all of the Company's operations were located within the United States with the exception of a Hong Kong subsidiary, and a liaison office in India, the collective assets and revenues of which are not material. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(In thousands)	2013	2012	2011
Classes of similar products:
Consumables	$13,161,825	$11,844,846	$10,833,735
Seasonal	2,259,516	2,172,399	2,051,098
Home products	1,115,648	1,061,573	1,005,219
Apparel	967,178	943,310	917,136

Net sales	$17,504,167	$16,022,128	$14,807,188

13. Common stock transactions

        On August 29, 2012, the Company's Board of Directors authorized a common stock repurchase program, which was increased on March 19, 2013 and again on December 4, 2013. As of January 31, 2014, a total of $2.0 billion had been authorized under the program and $1.02 billion remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings under the Company's credit facilities discussed in further detail in Note 5.

        During the years ended January 31, 2014, February 1, 2013, and February 3, 2012, the Company repurchased approximately 11.0 million shares of its common stock at a total cost of $620.1 million, approximately 14.4 million shares at a total cost of $671.4 million, and approximately 4.9 million shares of its common stock at a total cost of $185.0 million, respectively, pursuant to its common stock repurchase programs.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly financial data (unaudited)

        The following is selected unaudited quarterly financial data for the fiscal years ended January 31, 2014 and February 1, 2013. Each quarterly period listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Net sales	$4,233,733	$4,394,651	$4,381,838	$4,493,945
Gross profit	1,295,148	1,377,290	1,328,493	1,434,811
Operating profit	395,000	412,822	390,241	538,122
Net income	220,083	245,475	237,385	322,173
Basic earnings per share	0.67	0.76	0.74	1.01
Diluted earnings per share	0.67	0.75	0.74	1.01

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Net sales	$3,901,205	$3,948,655	$3,964,647	$4,207,621
Gross profit	1,228,256	1,263,223	1,226,123	1,367,799
Operating profit	384,324	387,214	361,389	522,349
Net income	213,415	214,140	207,685	317,422
Basic earnings per share	0.64	0.64	0.62	0.97
Diluted earnings per share	0.63	0.64	0.62	0.97

        As discussed in Note 5, in the first quarter of 2013, the Company terminated its senior secured credit facilities, resulting in a pretax loss of $18.9 million ($11.5 million net of tax, or $0.04 per diluted share) which was recognized as Other (income) expense.

        As discussed in Note 8, in the second quarter of 2013, the Company recorded expenses associated with an agreement to settle a legal matter, resulting in a pretax loss of $8.5 million ($5.2 million net of tax, or $0.02 per diluted share) which was recognized as Selling, general and administrative expense.

        As discussed in Note 5, in the second quarter of 2012, the Company redeemed its outstanding senior subordinated notes due 2017, resulting in a pretax loss of $29.0 million ($17.7 million net of tax, or $0.05 per diluted share) which was recognized as Other (income) expense.

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

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of January 31, 2014.

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

        We have audited Dollar General Corporation and subsidiaries' internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Dollar General Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Dollar General Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 31, 2014 and February 1, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2014, of Dollar General Corporation and subsidiaries and our report dated March 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee March 20, 2014

        (d)    Changes in Internal Control Over Financial Reporting.    There have been no changes during the quarter ended January 31, 2014 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On March 18, 2014, each of Messrs. Dreiling, Vasos, Tehle, Flanigan and Ravener entered into an amendment to his existing employment agreement (each, an "Amendment to Employment Agreement") with the Company to (1) eliminate the right to receive a gross-up payment on any excise tax imposed under Section 280G of the Internal Revenue Code of 1986, as amended; and (2) provide for capped payments (taking into consideration all payments covered by Section 280G of the Internal Revenue Code) of $1 less than the amount that would trigger the excise tax under Section 280G of the Internal Revenue Code unless the relevant officer's after-tax benefit would be at least $50,000 more than it would be without the payments being capped, in which case, the payments will not be capped (with the officer, not the Company paying the excise tax). Each officer, other than Mr. Dreiling, will only have the right to such uncapped payments if such officer signs a release of claims against the Company in the form attached to his employment agreement.

        Except as described herein, all other terms of such officers' existing employment agreements with the Company and other previously disclosed compensatory arrangements remain in full force and effect.

        The foregoing description of each Amendment to Employment Agreement is not a complete summary of the terms of each such document, and reference is made to the complete text of each such document attached hereto as Exhibits 10.26, 10.32, 10.34, 10.39 and 10.45 and incorporated by reference herein.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (a)    Information Regarding Directors and Executive Officers.    The information required by this Item 10 regarding our directors and director nominees is contained under the captions "Who are the nominees this year," "What are the backgrounds of this year's nominees," "Are there any familial relationships between any of the nominees," "How are directors identified and nominated," and "What particular experience, qualifications, attributes or skills led the Board of Directors to conclude that each nominee should serve as a director of Dollar General," all under the heading "Proposal 1: Election of Directors" in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 29, 2014 (the "2014 Proxy Statement"), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant," which information under such caption is incorporated herein by reference.

        (b)    Compliance with Section 16(a) of the Exchange Act.    Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2014 Proxy Statement, which information under such caption is incorporated herein by reference.

        (c)    Code of Business Conduct and Ethics.    We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and Board members. This Code is posted on the Investor Information section of our Internet website at www.dollargeneral.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Dollar General Corporation, c/o Investor Relations Department, 100 Mission Ridge, Goodlettsville, TN 37072. We intend to provide any required disclosure of an amendment to or waiver from the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.dollargeneral.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

        (d)    Procedures for Shareholders to Nominate Directors.    There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's Board of Directors.

        (e)    Audit Committee Information.    Information required by this Item 10 regarding our audit committee and our audit committee financial experts is contained under the captions "Corporate Governance—Does the Board have standing Audit, Compensation and Nominating Committees" and "—Does Dollar General have an audit committee financial expert serving on its Audit Committee" in the 2014 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, and compensation committee interlocks and insider participation is contained under the captions "Director Compensation" and "Executive Compensation" in the 2014 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a)    Equity Compensation Plan Information.    The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of January 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,521,872	$36.97	19,871,333
Equity compensation plans not approved by security holders	—	—	—

Total(1)	3,521,872	$36.97	19,871,333

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

        (b)    Other Information.    The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption "Security Ownership" in the 2014 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption "Transactions with Management and Others" in the 2014 Proxy Statement, which information under such caption is incorporated herein by reference.

        The information required by this Item 13 regarding director independence is contained under the caption "Director Independence" in the 2014 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption "Fees Paid to Auditors" in the 2014 Proxy Statement, which information under such caption is incorporated herein by reference.

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

DOLLAR GENERAL CORPORATION
Date: March 20, 2014	By:	/s/ RICHARD W. DREILING Richard W. Dreiling, Chairman and Chief Executive Officer

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

Name	Title	Date

/s/ RICHARD W. DREILING RICHARD W. DREILING	Chairman & Chief Executive Officer (Principal Executive Officer)	March 20, 2014
/s/ DAVID M. TEHLE DAVID M. TEHLE	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2014
/s/ WARREN F. BRYANT WARREN F. BRYANT	Director	March 20, 2014
/s/ MICHAEL M. CALBERT MICHAEL M. CALBERT	Director	March 20, 2014
/s/ SANDRA B. COCHRAN SANDRA B. COCHRAN	Director	March 20, 2014
/s/ PATRICIA FILI-KRUSHEL PATRICIA FILI-KRUSHEL	Director	March 20, 2014

Name	Title	Date

/s/ WILLIAM C. RHODES, III WILLIAM C. RHODES, III	Director	March 20, 2014
/s/ DAVID B. RICKARD DAVID B. RICKARD	Director	March 20, 2014

 EXHIBIT INDEX

3.1	Amended and Restated Charter of Dollar General Corporation (complete copy as amended for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended May 3, 2013, filed with the SEC on June 4, 2013 (file no. 001-11421))
3.2
Amended and Restated Bylaws of Dollar General Corporation (incorporated by reference to Exhibit 3.2 to Dollar General Corporation's Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
4.2	Form of 4.125% Senior Notes due 2017 (included in Exhibit 4.5)
4.3
Indenture, dated as of July 12, 2012, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))
4.4
First Supplemental Indenture, dated as of July 12, 2012, among Dollar General Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))
4.5
Third Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Current Report on Form 8-K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001-11421))
4.6
Fourth Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Current Report on Form 8-K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001-11421))
4.7
Credit Agreement, dated as of April 11, 2013, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.3 to Dollar General Corporation's Current Report on Form 8-K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001-11421))
10.1
Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its affiliates (effective June 1, 2012) (incorporated by reference to Appendix A to Dollar General Corporation's Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001-11421))*
10.2
Form of Stock Option Agreement between Dollar General Corporation and certain officers of Dollar General Corporation granting stock options pursuant to the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*

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
10.13
Second Amendment to Management Stockholder's Agreements, effective June 3, 2010 (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, filed with the SEC on June 8, 2010 (file no. 001-11421))*
10.14
Form of Director Restricted Stock Unit Award Agreement in connection with restricted stock unit grants made to outside directors prior to May 24, 2011 pursuant to the Company's Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
10.15
Form of Restricted Stock Unit Award Agreement, adopted on May 24, 2011, for Grants to Non-Employee Directors under the Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))
10.16
Form of Director Stock Option Agreement in connection with option grants made to outside directors pursuant to the Company's Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
10.17
Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.18
First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.19
Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*
10.20
Amended and Restated Dollar General Corporation Annual Incentive Plan (effective June 1, 2012) (incorporated by reference to Appendix B to the Dollar General Corporation's Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001-11421))*
10.21
Dollar General Corporation 2013 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2013, filed with the SEC on June 4, 2013 (file no. 001-11421))*
10.22
Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.19 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file no. 001-11421))*

10.23	Dollar General Corporation Domestic Relocation Policy for Officers (incorporated by reference to Exhibit 10.21 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.24
Summary of Non-Employee Director Compensation effective February 1, 2014 (incorporated by reference to Exhibit 10 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2013, filed with the SEC on December 5, 2013 (file no. 001-11421))
10.25
Amended and Restated Employment Agreement effective April 23, 2010, by and between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 99.1 to Dollar General Corporation's Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file no. 001-11421))*
10.26	Amendment to Employment Agreement, effective March 18, 2014, by and between Dollar General Corporation and Richard Dreiling*
10.27
Limited Waiver of Certain Tax and Tax Gross-Up Rights effective January 1, 2013 by Richard Dreiling (incorporated by reference to Exhibit 10.26 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 1, 2013, filed with the SEC on March 25, 2013 (file no. 001-11421))*
10.28
Stock Option Agreement, dated as of January 21, 2008, between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.29 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.29
Stock Option Agreement dated April 23, 2010, by and between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file no. 001-11421))*
10.30
Management Stockholder's Agreement, dated as of January 21, 2008, among Dollar General Corporation, Buck Holdings, L.P. and Richard Dreiling (incorporated by reference to Exhibit 10.30 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.31
Employment Agreement effective April 1, 2012, by and between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 99.1 to Dollar General Corporation's Current Report on Form 8-K dated April 16, 2012, filed with the SEC on April 19, 2012 (file no. 001-11421))*
10.32	Amendment to Employment Agreement, effective March 18, 2014, by and between Dollar General Corporation and David M. Tehle*
10.33
Employment Agreement, effective December 1, 2011, by and between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2011, filed with the SEC on December 5, 2011 (file no. 001-11421))*
10.34	Amendment to Employment Agreement, effective March 18, 2014, by and between Dollar General Corporation and Todd J. Vasos*

10.35	Amendment to Employment Agreement, dated December 4, 2013 and effective as of November 4, 2013, by and between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Current Report on Form 8-K dated December 4, 2013, filed with the SEC on December 6, 2013 (file no. 001-11421))*
10.36
Management Stockholder's Agreement, dated December 19, 2008, among Dollar General Corporation, Buck Holdings, L.P., and Todd Vasos (incorporated by reference to Exhibit 10.37 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 29, 2010, filed with the SEC on March 24, 2009 (file no. 001-11421))*
10.37	Employment Agreement, effective November 1, 2013, by and between Dollar General Corporation and David D'Arezzo*
10.38
Employment Agreement, effective March 24, 2013, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2013, filed with the SEC on June 4, 2013 (file no. 001-11421))*
10.39	Amendment to Employment Agreement, effective March 18, 2014, by and between Dollar General Corporation and John W. Flanigan*
10.40
Stock Option Agreement, dated as of August 28, 2008, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.34 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.41
Stock Option Agreement, dated as of May 28, 2009, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.35 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.42
Stock Option Agreement, dated as of March 24, 2010, by and between Dollar General Corporation and John Flanigan (incorporated by reference to Exhibit 10.36 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.43
Management Stockholder's Agreement, dated as of August 28, 2008, by and between Dollar General Corporation, Buck Holdings, L.P., and John Flanigan (incorporated by reference to Exhibit 10.38 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.44
Employment Agreement, effective March 24, 2013, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2013, filed with the SEC on June 4, 2013 (file no. 001-11421))*
10.45	Amendment to Employment Agreement, effective March 18, 2014, by and between Dollar General Corporation and Robert D. Ravener*
10.46
Stock Option Agreement, dated as of August 28, 2008, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.40 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*

10.47	Stock Option Agreement, dated as of December 19, 2008, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.41 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.48
Stock Option Agreement, dated as of March 24, 2010, by and between Dollar General Corporation and Robert Ravener (incorporated by reference to Exhibit 10.42 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.49
Management Stockholder's Agreement entered into as of August 28, 2008 among Dollar General Corporation, Buck Holdings, L.P., and Robert Ravener (incorporated by reference to Exhibit 10.44 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.50
Employment Agreement, effective April 1, 2012, by and between Dollar General Corporation and Susan S. Lanigan (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated April 16, 2012, filed with the SEC on April 19, 2012 (file no. 001-11421))*
10.51
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