Form 10-Q
period 2014-05-02
DOLLAR GENERAL CORP
filed 2014-06-03
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2014

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

The registrant had 303,303,655 shares of common stock outstanding on May 27, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 2, 2014	January 31, 2014
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$166,330	$505,566
Merchandise inventories	2,605,356	2,552,993
Prepaid expenses and other current assets	171,660	147,048
Total current assets	2,943,346	3,205,607
Net property and equipment	2,079,832	2,080,305
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,205,598	1,207,645
Other assets, net	34,519	35,378
Total assets	$10,601,884	$10,867,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$100,989	$75,966
Accounts payable	1,222,680	1,286,484
Accrued expenses and other	394,827	368,578
Income taxes payable	121,277	59,148
Deferred income taxes	23,545	21,795
Total current liabilities	1,863,318	1,811,971
Long-term obligations	3,006,404	2,742,788
Deferred income taxes	600,239	614,026
Other liabilities	299,696	296,546

Commitments and contingencies

Shareholders’ equity:
Preferred stock	-	-
Common stock	265,379	277,424
Additional paid-in capital	3,016,262	3,009,226
Retained earnings	1,560,098	2,125,453
Accumulated other comprehensive loss	(9,512)	(9,910)
Total shareholders’ equity	4,832,227	5,402,193
Total liabilities and shareholders’ equity	$10,601,884	$10,867,524

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	May 2, 2014	May 3, 2013
Net sales	$4,522,081	$4,233,733
Cost of goods sold	3,164,335	2,938,585
Gross profit	1,357,746	1,295,148
Selling, general and administrative expenses	978,038	900,148
Operating profit	379,708	395,000
Interest expense	22,267	24,516
Other (income) expense	-	18,871
Income before income taxes	357,441	351,613
Income tax expense	135,043	131,530
Net income	$222,398	$220,083

Earnings per share:
Basic	$0.72	$0.67
Diluted	$0.72	$0.67

Weighted average shares:
Basic	309,331	326,975
Diluted	310,295	328,132

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 2, 2014	May 3, 2013
Net income	$222,398	$220,083
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $268 and $(5,628), respectively	398	(8,768)
Comprehensive income	$222,796	$211,315

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 2, 2014	May 3, 2013

Cash flows from operating activities:
Net income	$222,398	$220,083
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	84,158	80,493
Deferred income taxes	(18,542)	7,999
Tax benefit of share-based awards	(9,398)	(21,633)
Loss on debt retirement, net	-	18,871
Noncash share-based compensation	8,752	5,310
Other noncash gains and losses	224	148
Change in operating assets and liabilities:
Merchandise inventories	(51,536)	(16,411)
Prepaid expenses and other current assets	(24,210)	(13,162)
Accounts payable	(62,361)	(138,227)
Accrued expenses and other liabilities	30,932	7,709
Income taxes	71,527	(3,214)
Other	(484)	(740)
Net cash provided by (used in) operating activities	251,460	147,226

Cash flows from investing activities:
Purchases of property and equipment	(84,088)	(149,652)
Proceeds from sales of property and equipment	103	75
Net cash provided by (used in) investing activities	(83,985)	(149,577)

Cash flows from financing activities:
Issuance of long-term obligations	-	2,297,177
Repayments of long-term obligations	(1,434)	(2,119,316)
Borrowings under revolving credit facilities	431,000	494,900
Repayments of borrowings under revolving credit facilities	(141,000)	(608,800)
Debt issuance costs	-	(15,938)
Payments for cash flow hedge related to debt issuance	-	(13,217)
Repurchases of common stock	(800,095)	(20,000)
Other equity transactions, net of employee taxes paid	(4,580)	(19,371)
Tax benefit of share-based awards	9,398	21,633
Net cash provided by (used in) financing activities	(506,711)	17,068

Net increase (decrease) in cash and cash equivalents	(339,236)	14,717
Cash and cash equivalents, beginning of period	505,566	140,809
Cash and cash equivalents, end of period	$166,330	$155,526

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$25,639	$54,162

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                    Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of January 31, 2014 which has been derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2014 fiscal year will be a 52-week accounting period ending on January 30, 2015, and the 2013 fiscal year was a 52-week accounting period that ended on January 31, 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 2, 2014 and results of operations for the 13-week accounting periods ended May 2, 2014 and May 3, 2013, have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $0.1 million and $(0.5) million in the respective 13-week periods ended May 2, 2014 and May 3, 2013. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

In July 2013, the Financial Accounting Standards Board issued an accounting standards update which relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company’s adoption of this guidance in the first quarter of 2014 did not have a material effect on the Company’s condensed consolidated financial statements.

Certain financial statement amounts relating to prior periods may have been reclassified to conform to the current period presentation where applicable.

2.                                    Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 2, 2014			13 Weeks Ended May 3, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$222,398	309,331	$0.72	$220,083	326,975	$0.67
Effect of dilutive share-based awards		964			1,157
Diluted earnings per share	$222,398	310,295	$0.72	$220,083	328,132	$0.67

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 1.5 million and 1.2 million in the 2014 and 2013 periods, respectively.

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

The Internal Revenue Service (“IRS”) has previously examined the Company’s 2008 and earlier federal income tax returns. As a result, the 2008 and earlier tax years are not open for further examination by the IRS. The Company has filed an amended federal income tax return requesting a refund of approximately $5.1 million for its 2009 tax year.  This amended return is expected to be examined by the IRS.  As the statute of limitations has otherwise closed for the 2009 tax year, the IRS’s ability to assess additional income tax for 2009 is limited to the refund requested on the amended income tax return. The IRS, at its discretion, may choose to examine the Company’s 2010 through 2013 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2010 and later tax years remain open for examination by the various state taxing authorities.

As of May 2, 2014, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $17.2 million, $1.9 million and $0.4 million, respectively, for a total of $19.5 million. Of this amount, $0.6 million and $18.9 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $8.8 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of May 2, 2014, approximately $17.2 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended May 2, 2014 was 37.8% compared to a rate of 37.4% for the 13-week period ended May 3, 2013. The 13-week effective income tax rate increased approximately 1.0 percentage point due to the expiration of various federal job credit programs (primarily the Work Opportunity Tax Credit) for eligible employees hired after December 31, 2013.  Partially offsetting this tax rate increase were benefits recognized due to the favorable resolution of several state tax examinations.

4.                                    Current and long-term obligations

On April 11, 2013, the Company consummated a refinancing pursuant to which it terminated its existing senior secured credit agreements, entered into a new five-year unsecured credit agreement, and issued senior notes due in 2018 and 2023 as discussed in greater detail below. The Company’s senior unsecured credit facilities (the “Facilities”) consist of a $1.0 billion senior unsecured term loan facility (the “Term Facility”) and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”), which provides for the issuance of letters of credit up to $250.0 million. The Term Facility will amortize in quarterly installments of $25.0 million, with the first such payment due on August 1, 2014, and final payment at maturity on April 11, 2018. The Company capitalized $5.9 million of debt issuance costs associated with the Facilities, the amortized balance of which is included in long-term Other assets, net in the condensed consolidated balance sheet.

Under the Revolving Facility as of May 2, 2014, the Company had total outstanding borrowings of $290.0 million, outstanding letters of credit of $26.0 million, and borrowing availability of $534.0 million. Also as of May 2, 2014, the Company had letters of credit totaling $23.0 million which were not issued under the Revolving Facility.

In connection with the refinancing discussed above, the Company terminated its senior secured term loan facility and senior secured revolving credit facility. The Company incurred a pretax loss of $18.9 million for the write off of debt issuance costs associated with the termination of its previous credit facilities, which is reflected in Other (income) expense in the condensed consolidated statement of income for the 13-week period ended May 3, 2013.

On April 11, 2013, the Company issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018, net of discount of $0.5 million, which mature on April 15, 2018, and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023, net of discount of $2.4 million, which mature on April 15, 2023. The Company capitalized $10.1 million of debt issuance costs associated with these issuances of senior notes, the amortized balance of which is included in long-term Other assets, net in the condensed consolidated balance sheet.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of May 2, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that such adjustments are not significant to the derivatives’ valuation. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 6, in Level 2 of the fair value hierarchy. The Company’s long-term obligations that are classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements categorized within Level 3 as of May 2, 2014.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 2, 2014
Assets:
Trading securities (a)	$376	$-	$-	$376
Liabilities:
Long-term obligations (b)	3,065,185	19,902	-	3,085,087
Derivative financial instruments (c)	-	3,773	-	3,773
Deferred compensation (d)	22,598	-	-	22,598

(a)       Reflected at fair value in the condensed consolidated balance sheet as Prepaid expenses and other current assets.

(b)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $100,989 and Long-term obligations of $3,006,404.

(c)        Reflected at fair value in the condensed consolidated balance sheet as noncurrent Other liabilities.

(d)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $1,794 and noncurrent Other liabilities of $20,804.

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

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the 13-week periods ended May 2, 2014 and May 3, 2013, such interest rate swaps were used to hedge the variable cash flows associated with variable-rate debt. Any ineffective portion of the change in fair value of the interest rate swaps is recognized directly in earnings.

As of May 2, 2014, the Company had interest rate swaps with a combined notional value of $875.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to these derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

During the 13-week period ended May 3, 2013, the Company entered into U.S. Treasury locks related to its issuance of senior notes due April 15, 2023, as further discussed in Note 4. The settlement of the U.S. Treasury locks resulted in a loss which was deferred to OCI and is being amortized as an increase to interest expense over the period corresponding to the debt’s maturity as the Company accrues or pays interest on the hedged long-term debt.

During the 52-week period following May 2, 2014, the Company estimates that approximately $4.9 million will be reclassified as an increase to interest expense for its interest rate swaps and U.S. Treasury locks.

All of the amounts reflected in Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets for the periods presented are related to cash flow hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of May 2, 2014 and January 31, 2014:

(in thousands)	May 2, 2014	January 31, 2014
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as noncurrent Other liabilities	$3,773	$4,109

The table below presents the pre-tax effect of the Company’s derivative financial instruments as reflected in the condensed consolidated statements of comprehensive income for the 13-week periods ended May 2, 2014 and May 3, 2013:

	13 Weeks Ended
(in thousands)	May 2, 2014	May 3, 2013
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivatives recognized in OCI	$616	$15,327
Loss related to effective portion of derivatives reclassified from Accumulated OCI to Interest expense	$1,282	$931

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of May 2, 2014, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $3.8 million. If the Company had breached any of these provisions at May 2, 2014, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $3.8 million. As of May 2, 2014, the Company had not breached any of these provisions or posted any collateral related to these agreements.

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

On October 22, 2012, the court entered a memorandum opinion granting the Company’s decertification motion.  On December 19, 2012, the court entered an order decertifying the matter and stating that a separate order would be entered regarding the opt-in plaintiffs’ rights and plaintiff Cynthia Richter’s individual claims. To date, the court has not entered such an order.

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

On April 9, 2012, the Company was served with a lawsuit filed in the United States District Court for the Eastern District of Virginia entitled Jonathan Marcum, et al. v. Dolgencorp. Inc. (Civil Action No. 3:12-cv-00108-JRS) in which the plaintiffs, one of whose conditional offer of employment was rescinded, allege that certain of the Company’s background check procedures violate the Fair Credit Reporting Act (“FCRA”).  Plaintiff Marcum also alleges defamation. According to the complaint and subsequently filed first and second amended complaints, the plaintiffs seek to represent a putative class of applicants in connection with their FCRA claims. The Company responded to the complaint and each of the amended complaints.  The plaintiffs’ certification motion was due to be filed on or before April 5, 2013; however, plaintiffs asked the court to stay all deadlines in light of the parties’ ongoing settlement discussions (as more fully described below).  On November 12, 2013, the court entered an order lifting the stay but has not issued a new scheduling order in light of the parties’ preliminary agreement to resolve the matter.

The parties have engaged in formal settlement discussions on three occasions, once in January 2013 with a private mediator, and again in March 2013 and July 2013 with a federal magistrate. On February 18, 2014, the parties reached a preliminary agreement to resolve the matter for up to $4.08 million, which must be submitted to and approved by the court.

The Company’s Employment Practices Liability Insurance (“EPLI”) carrier has been placed on notice of this matter and participated in both the formal and informal settlement discussions.  The EPLI policy covering this matter has a $2 million self-insured retention.  Because the Company believes that it is likely to expend the balance of its self-insured retention in settlement of this litigation or otherwise, it accrued $1.8 million in the fourth quarter of 2012, an amount that is immaterial to the Company’s consolidated financial statements as a whole.

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

In September 2011, the Chicago Regional Office of the United States Equal Employment Opportunity Commission (“EEOC” or “Commission”) notified the Company of a cause finding related to the Company’s criminal background check policy.  The cause finding alleges that the Company’s criminal background check policy, which excludes from employment individuals with certain criminal convictions for specified periods, has a disparate impact on African-American candidates and employees in violation of Title VII of the Civil Rights Act of 1964, as amended (“Title VII”).

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

On January 29, 2014, the court entered an order, which, among other things, bifurcates the issues of liability and damages during discovery and at trial.  Under this order, fact discovery relating to liability is to be completed by September 15, 2014.  A status conference is scheduled for June 5, 2014.

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

On September 13, 2013, the court granted plaintiff’s motion and remanded the case. The Company filed a petition for permission to appeal to the United States Court of Appeals for the Ninth Circuit on September 23, 2013.  Although the petition for permission to appeal remains pending, based on the Ninth Circuit’s denial of a similar petition filed by the Company in the Main matter and as more fully discussed below, the Company has filed a petition for coordination of those matters. A status conference has been scheduled by the Superior Court for July 23, 2014.

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

The Company removed this action to the United States District Court for the Eastern District of California (Case No. 2:13-cv-01637-MCE-KJN) on August 7, 2013, and filed its answer to the complaint on August 6, 2013.  On August 29, 2013, the plaintiff moved to remand the action to state court.  The Company’s response to that motion was filed on September 19, 2013.  On October 28, 2013, the court granted plaintiff’s motion and remanded the case.  The Company filed a petition for permission to appeal to the United States Court of Appeals for the Ninth Circuit on November 7, 2013.  The plaintiff filed its opposition brief on November 15, 2013. The Ninth Circuit denied the petition for permission to appeal on April 10, 2014.

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

On April 28, 2014, the Company filed a petition for coordination of the Main and Varela matters.   As no hearing date has been scheduled, no deadline currently exists for either plaintiff’s response to the petition for coordination.

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

On March 28, 2014, the Wass plaintiff moved for conditional certification of her FLSA claims.  Shortly thereafter, on April 3, 2014, the plaintiff moved the court for permission to conduct additional limited discovery and to file a supplemental brief in support of her motion for conditional certification.  By agreement of the parties, the court permitted the limited discovery and ordered that the plaintiff file any supplemental brief by June 15, 2014, or within 15 days from the last deposition of Company’s corporate representatives.  The Company’s response to plaintiff’s motion for conditional certification and any supplemental briefing is due 30 days thereafter.

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

The Company filed its answer on August 7, 2013.  The plaintiffs filed their motion for conditional certification of their FLSA claims on December 5, 2013, to which the Company responded on February 3, 2014.  On April 4, 2014, the court denied plaintiffs’ certification motion.  Plaintiffs filed a motion for reconsideration or in the alternative for permission to seek interlocutory appeal in the United States Court of Appeals for the Sixth Circuit on April 18, 2014. The court denied the plaintiffs’ motion on April 24, 2014.

The Buttry plaintiffs’ motion for certification of their statewide claims is due to be filed on or before September 22, 2014.  The court has set this matter for trial on February 17, 2015.

On March 19, 2014, a lawsuit entitled Danielle Harsey v. Dolgencorp, LLC (Case No. 5:14-cv-00168-WTH-PRL) (“Harsey”) was filed in the United States District Court for the Middle District of Florida.  The Harsey plaintiff seeks to proceed on a nationwide collective basis under the FLSA and as a statewide class under the Florida Minimum Wage Act on behalf of all similarly situated non-exempt store employees who allegedly were not paid for all hours worked.  The Harsey plaintiff seeks back wages (including overtime), liquidated damages, pre- and post-judgment interest, injunctive relief, and attorneys’ fees and costs. The Company filed its answer on May 7, 2014.

The Company believes that its wage and hour policies and practices comply with both the FLSA and state law, including Tennessee and Florida law, and that the Wass, Buttry and Harsey actions are not appropriate for collective or class treatment.  The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Wass, Buttry or Harsey action ultimately will be permitted to proceed collectively or as a class, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Wass, Buttry and/or Harsey actions. For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of any of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

The parties have reached an agreement to resolve the Kocmich matter for an amount that is immaterial to the Company’s consolidated financial statements as a whole.

On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) (“Winn-Dixie”) in which the plaintiffs allege that the sale of food and other items in approximately 55 of the Company’s stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs’ stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers.  Plaintiffs sought damages and an injunction limiting the sale of food and other items in those stores.  Although plaintiffs did not make a demand for any specific amount of damages, documents prepared and produced by plaintiffs during discovery suggested that plaintiffs would seek as much as $47 million although the court limited their ability to prove such damages. The case was consolidated with similar cases against Big Lots and Dollar Tree. The court issued an order on August 10, 2012 in which it (i) dismissed all claims for damages, (ii) dismissed claims for injunctive relief for all but four stores, and (iii) directed the Company to report to the court on its compliance with restrictive covenants at the four stores for which it did not dismiss the claims for injunctive relief. The Company believes that compliance with the August 2012 ruling will have no material adverse effect on the Company or its consolidated financial statements.

On August 28, 2012, the Winn-Dixie plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (Docket No. 12-14527-B). Oral argument was conducted on January 16, 2014, and the appellate court rendered its decision on March 5, 2014, affirming in part and reversing in part the trial court’s decision.  Specifically, the appellate court affirmed the trial court’s dismissal of plaintiffs’ claim for monetary damages but reversed the trial court’s decision denying injunctive relief as to thirteen additional stores and remanded  for further proceedings.  On March 26, 2014, the plaintiffs moved the appellate court for rehearing.  This motion was denied on May 2, 2014.

At this time, the Company is unable to predict whether the trial court will enter an injunction as to any of the additional stores at issue; however, the Company does not believe that such an injunction, even if entered as to each remaining additional store at issue, would have a material adverse effect on the Company or its consolidated financial statements as a whole.

The Company also is unable to predict whether the plaintiffs will seek further appellate review of the trial court’s dismissal of plaintiffs’ claim for damages.  If plaintiffs were to obtain further appellate review, and the Company were unsuccessful in its defense of such appeal, the outcome could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

8.                                    Segment reporting

The Company manages its business on the basis of one reportable segment. As of May 2, 2014, all of the Company’s operations were located within the United States with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
(in thousands)	May 2, 2014	May 3, 2013
Classes of similar products:
Consumables	$3,445,465	$3,194,906
Seasonal	541,432	529,281
Home products	283,597	265,811
Apparel	251,587	243,735
Net sales	$4,522,081	$4,233,733

9.                                    Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which was increased on March 19, 2013 and again on December 4, 2013. As of May 2, 2014, a total of $2.0 billion had been authorized under the program and $223.4 million remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings under the Company’s credit facilities discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 13-week periods ended May 2, 2014, and May 3, 2013, the Company repurchased in the open market approximately 14.1 million shares of its common stock at a total cost of $800.1 million, and approximately 0.4 million shares at a total cost of $20.0 million, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of May 2, 2014, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the thirteen week periods ended May 2, 2014 and May 3, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar General Corporation and subsidiaries as of January 31, 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein) and in our report dated March 20, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

June 3, 2014
Nashville, Tennessee

ITEM 2.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the year ended January 31, 2014. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 11,338 stores located in 40 states as of May 2, 2014, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products, pet supplies and tobacco products, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The core customers we serve are value-conscious, many with low or fixed incomes, and we have always been intensely focused on helping them make the most of their spending dollars. Like other companies, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties, and the timetable and strength of economic recovery for our core customers remains uncertain. The longer our customers have to manage under such negative conditions, the more difficult it is for them to stretch their spending dollars, not only for discretionary purchases (as has been the case in recent years) but also for non-discretionary purchases. During this period of extended economic weakness, we have achieved significant success by responding to our customers’ needs for value and convenience, in part, by increasing our offerings of basic consumables. In recent years, other retailers, including many of those in the dollar, discount and drug sectors, have expanded their consumables offerings. In addition, these retailers, as well as others, such as those in the mass merchandising and grocery sectors, have increased their promotional activities. As a result, the current competitive environment is more challenging than in the relatively recent past.

We remain focused on executing our four operating priorities, which are: 1) drive productive sales growth, 2) increase, or enhance, our gross profit margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand our culture of serving others.

We seek to drive productive sales growth through increasing customer traffic, unit sales and average transaction amount in our same-stores and by adding new stores, as well as remodeling and relocating stores. We opened 214 new stores in the 2014 first quarter and plan to open 700 stores for the full year. In the 2013 first quarter, we made a strategic decision to add tobacco products in our stores with the primary goal of increasing customer traffic. The rollout of tobacco products was substantially executed between March and June of 2013. In addition, in the first half of 2013, we expanded the number of coolers for refrigerated and frozen foods and beverages in over 1,600 existing stores. Tobacco products and perishables were the most significant drivers of same-store sales growth in 2013 and continued to increase at a faster rate than overall same-store sales through the 2014 first quarter. As expected, the addition of tobacco products and the increased proportion of sales of perishables have posed challenges to our second priority of enhancing our gross profit rate because these products generally have lower profit margins.

Ongoing initiatives to enhance our gross profit rate include merchandise category management, utilization of private brands, inventory shrink reduction initiatives, efforts to improve distribution and transportation efficiencies, and strategic focus on pricing and markdowns, while remaining committed to our everyday low price strategy. We remain committed to our seasonal, home, and apparel categories, which generally have higher gross profit rates. However, in 2014, we expect the growth of consumables to continue to outpace the growth of non-consumables. Commodities cost inflation was minimal in the 2014 first quarter and throughout 2013 and, in some instances, we experienced a decrease in such costs. Accordingly, overall price increases passed through to our customers have been minimal.

We remain committed to reducing costs, particularly selling, general and administrative expenses (“SG&A”) that do not affect the customer experience.  In 2012 and 2013, we successfully reduced our retail labor costs as a percentage of sales, in part, by optimizing our workforce management system and simplifying or eliminating various tasks performed in the stores.  In 2014, we plan to continue these work elimination efforts, both in our stores and elsewhere in the Company. In addition, we believe we have additional opportunities to reduce costs through our focused procurement efforts.  However, we expect overall SG&A to be a higher percentage of sales in 2014 than in 2013, as was the case in the 2014 first quarter, due to several factors, including the year-over-year impact of a significant reduction in incentive compensation in 2013, increased anticipated costs associated with compliance with certain provisions of the Affordable Care Act in 2014, and an increase in 2014 store occupancy costs resulting from a sale-leaseback transaction completed at the end of 2013.

During the first quarter of 2014, we continued our mission of serving others by giving back to our store communities through our charitable and other efforts.

The following highlights the results of the first quarter of 2014 as compared to the comparable 2013 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                 Net sales increased 6.8% to $4.52 billion. Sales in same-stores increased 1.5% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended May 2, 2014 were $220.

•                 Gross profit, as a percentage of sales, was 30.0% in the 2014 period compared to 30.6% in the 2013 period, a decline of 57 basis points. We experienced an increase in the proportion of overall sales from lower margin consumables categories, including tobacco products and perishables. In addition, we incurred increased markdowns driven by increased promotional activity, partially offset by higher initial inventory markups.

•                 SG&A, as a percentage of sales, was 21.6% compared to 21.3% in the 2013 period, an increase of 37 basis points. Changes in SG&A, as a percentage of sales, were impacted by lower same-store sales growth and increases in rent and utilities expenses, partially offset by reductions in workers’ compensation and general liability costs.

•                 Interest expense decreased by $2.2 million to $22.3 million in the 2014 period due to lower all-in interest rates primarily resulting from a refinancing in the first quarter of 2013. Total outstanding debt (including the current portion of long-term obligations) as of May 2, 2014 was $3.11 billion.

•                 Net income was $222.4 million, or $0.72 per diluted share, compared to net income of $220.1 million, or $0.67 per diluted share, in the 2013 period. Net income in the 2013 period reflected a pre-tax loss of $18.9 million ($11.5 million, net of income taxes) relating to the refinancing of our credit facilities. Diluted shares outstanding decreased by 17.8 million shares as a result of share repurchases.

•                 Cash generated from operating activities was $251.5 million in the quarter, up from $147.2 million in the comparable prior year period. At May 2, 2014, we had a cash balance of $166.3 million.

•                 Inventories increased 1% on a per store basis over the 2013 period.

•                 During the 2014 year-to-date period, we opened 214 new stores and closed 8 stores, resulting in a store count of 11,338 as of May 2, 2014.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2014 and 2013, which represent the 52-week fiscal years ending January 30, 2015 and January 31, 2014, respectively. References to the first quarter accounting periods for 2014 and 2013 contained herein refer to the 13-week accounting periods ended May 2, 2014 and May 3, 2013, respectively.

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

The following table contains results of operations data for the first 13 weeks of each of 2014 and 2013, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2014 vs. 2013
(dollars in millions, except per share amounts)	May 2, 2014	May 3, 2013	Amount change	% change
Net sales by category:
Consumables	$3,445.5	$3,194.9	$250.6	7.8%
% of net sales	76.19%	75.46%
Seasonal	541.4	529.3	12.2	2.3
% of net sales	11.97%	12.50%
Home products	283.6	265.8	17.8	6.7
% of net sales	6.27%	6.28%
Apparel	251.6	243.7	7.9	3.2
% of net sales	5.56%	5.76%
Net sales	4,522.1	4,233.7	288.3	6.8
Cost of goods sold	3,164.3	2,938.6	225.8	7.7
% of net sales	69.98%	69.41%
Gross profit	1,357.7	1,295.1	62.6	4.8
% of net sales	30.02%	30.59%
Selling, general and administrative expenses	978.0	900.1	77.9	8.7
% of net sales	21.63%	21.26%
Operating profit	379.7	395.0	(15.3)	(3.9)
% of net sales	8.40%	9.33%
Interest expense	22.3	24.5	(2.2)	(9.2)
% of net sales	0.49%	0.58%
Other (income) expense	-	18.9	(18.9)	(100.0)
% of net sales	0.00%	0.45%
Income before income taxes	357.4	351.6	5.8	1.7
% of net sales	7.90%	8.31%
Income tax expense	135.0	131.5	3.5	2.7
% of net sales	2.99%	3.11%
Net income	$222.4	$220.1	$2.3	1.1%
% of net sales	4.92%	5.20%
Diluted earnings per share	$0.72	$0.67	$0.05	7.5%

13 WEEKS ENDED   MAY 2, 2014 AND MAY 3, 2013

Net Sales. The net sales increase in the 2014 first quarter reflects a same-store sales increase of 1.5% compared to the 2013 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2014 quarter, there were 10,529 same-stores which accounted for sales of $4.26 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the increase in net sales was attributable to new stores, partially offset by lost sales from closed stores. Sales growth was challenged in the 2014 first quarter by unfavorable weather, a heightened competitive environment and continued financial pressures on our core customers. Consumables sales continued to increase at a higher rate than non-consumables in the 2014 first quarter, with the most significant growth related to our tobacco products and perishables. Sales growth was solid in the home products category. Despite a reduction in apparel inventories in certain stores in the second half of 2013, sales of apparel increased, and gross profit in this category increased at a significantly higher rate than sales.

Gross Profit. Gross profit increased by 4.8%, and as a percentage of sales, decreased by 57 basis points to 30.0%, in the 2014 first quarter. The majority of the gross profit rate decrease in the 2014 period as compared to the 2013 period was due to consumables comprising a larger portion of our net sales, primarily as a result of increased sales of lower margin consumables, including tobacco and perishable products. In addition, we experienced an increase in markdowns due primarily to increased promotional activity. These factors were partially offset by higher initial markups on inventory purchases.

SG&A Expense. SG&A was 21.6% as a percentage of sales in the 2014 period compared to 21.3% in the 2013 period, an increase of 37 basis points. The moderate same-store sales growth in the quarter was a primary factor in the deleverage of SG&A. Rent and utilities expenses were significant contributors to the overall increase in SG&A as a percentage of sales. These costs were partially offset by workers’ compensation and general liability expenses, which declined in the 2014 period compared to the 2013 period.

Interest Expense. The decrease in interest expense in the 2014 period compared to the 2013 period is due to lower all-in interest rates primarily resulting from a refinancing in the first quarter of 2013. For more information, see “Liquidity and Capital Resources” in this report.

Other (Income) Expense. In the 2013 period, we recorded pretax losses of $18.9 million resulting from a refinancing and the related termination of senior secured credit facilities.

Income Taxes. The effective income tax rate for the 2014 period was 37.8% compared to a rate of 37.4% for the 2013 period, which represents a net increase of 0.4 percentage points. The effective tax rate increased approximately 1.0 percentage point due to the expiration of various federal job credit programs (primarily the Work Opportunity Tax Credit) for eligible employees hired after December 31, 2013.  When these credit programs have expired in the past, most recently impacting our 2012 fiscal year, Congress has re-instated them on a retroactive basis.  It is uncertain as to whether or when this will occur on this occasion.  Partially offsetting this tax rate increase were benefits recognized due to the favorable resolution of several state tax examinations.

Liquidity and Capital Resources

Facilities

In April 2013, we consummated a refinancing pursuant to which we terminated our existing senior secured credit agreements, entered into a five-year $1.85 billion unsecured credit agreement, and issued senior notes with a face value of $1.3 billion. Our senior unsecured credit facilities (the “Facilities”) consist of a $1.0 billion senior unsecured term loan facility (the “Term

Facility”) and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $250.0 million. We may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million.

Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of May 2, 2014 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. We must also pay a facility fee on any used and unused amounts of the Facilities and letter of credit fees.  The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on our long-term senior unsecured debt ratings.

The Term Facility will amortize in quarterly installments of $25.0 million, with the first such payment due on August 1, 2014, and the final payment due at maturity on April 11, 2018. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants which place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of May 2, 2014, we were in compliance with all such covenants.  The Facilities also contain customary affirmative covenants and events of default.

As of May 2, 2014, we had total outstanding letters of credit of $49.0 million, $26.0 million of which were issued under the Revolving Facility, and borrowing availability under the Revolving Facility was $534.0 million.

For the remainder of fiscal 2014, we anticipate potential borrowings under the Revolving Facility up to a maximum of approximately $450.0 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Senior Notes

On April 11, 2013, as part of our refinancing, we issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.5 million, which mature on April 15, 2018, and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $2.4 million, which mature on April 15, 2023. We also have outstanding $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which mature on July 15, 2017. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as modified by supplemental indentures relating to each series of Senior Notes (as so supplemented, the “Senior Indenture”).  Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year beginning October 15, 2013. Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year.

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

Current Financial Condition / Recent Developments

At May 2, 2014, we had total outstanding debt (including the current portion of long-term obligations) of approximately $3.11 billion and $534.0 million available for borrowing under our Revolving Facility. We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

Our inventory balance represented approximately 52% of our total assets exclusive of goodwill and other intangible assets as of May 2, 2014. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As described in Note 7 to the unaudited condensed consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity. We also have certain income tax-related contingencies as disclosed in Note 3 to the unaudited condensed consolidated financial statements. Future negative developments could have a material adverse effect on our liquidity.

In March 2014, Moody’s reaffirmed our senior unsecured debt rating at Baa3 and upgraded our outlook from stable to positive. In May 2014, Standard and Poor’s reaffirmed our senior unsecured debt rating at BBB- with a stable outlook. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

Cash flows from operating activities. Cash flows from operating activities were $251.5 million in the 2014 period, compared to $147.2 million in the 2013 period. Significant components of the increase in cash flows from operating activities were related to changes in working capital, including Merchandise inventories, Accounts payable and Accrued expenses and other liabilities. The impact of the changes in inventory balances, which increased by a greater amount in the 2014 period than in the 2013 period, is explained in more detail below. Items positively affecting working capital related to Accrued expenses and other liabilities include reduced incentive compensation payouts in the 2014 period compared to the 2013 period. Changes in Accounts payable also had a positive impact on working capital and were due primarily to increases in domestic merchandise receipts, including those related to tobacco and for our new distribution center in Pennsylvania.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories rose 2% during the 2014 year to date period compared to a 1% increase in the comparable 2013 period. In the 2014 period compared to the respective 2013 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased 6% in both periods; the seasonal category declined by 6% compared to a 5% decline; the home products category declined by 1% compared to a 4% decline; and apparel declined by 3% compared to a 9% decline in the prior year period.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2014 period included the following approximate amounts: $27 million for improvements, upgrades, remodels and relocations of existing stores; $25 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $14 million for information systems upgrades and technology-related projects; $12 million for distribution and transportation-related capital expenditures; and $6 million for stores built by us. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2014 period, we opened 214 new stores and remodeled or relocated 251 stores, including the limited scope remodels discussed below.

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

Capital expenditures during 2014 are projected to be in the range of $450 million to $500 million. We anticipate funding 2014 capital requirements with existing cash balances, cash flows from operations, and if necessary, our Revolving Facility. We plan to continue to invest in store growth and development with approximately 700 new stores and approximately 500 stores to be relocated or remodeled in our traditional manner. We are also testing a limited-scope remodeling program to refresh some of our older, smaller stores with the goal of increasing sales by making them more appealing to our customers. We currently plan to have completed 400 of these limited-scope remodels by the end of 2014. Capital expenditures in 2014 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain and technology initiatives; and routine and ongoing capital requirements.

Cash flows from financing activities. Net borrowings under the Revolving Facility were $290.0 million during the 2014 period compared to net repayments of $113.9 million during the 2013 period. During the 2014 and 2013 periods, we repurchased 14.1 million and 0.4 million outstanding shares of our common stock at a total cost of $800.1 million and $20.0 million, respectively. Proceeds from the issuance of long-term obligations in the 2013 period include the $1.0 billion unsecured Term Facility and the issuance of the Senior Notes totaling approximately $1.3 billion, the proceeds from which were used to extinguish our previous secured term loan and revolving credit facilities. We also paid debt issuance costs and hedging fees totaling $29.2 million in the 2013 period related to our refinancing.

Share Repurchase Program

We have an existing common stock repurchase program with a total remaining authorization of approximately $223.4 million at June 2, 2014. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and the authorization has no expiration date.

ITEM 3.                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

ITEM 4.                                     CONTROLS AND PROCEDURES.

(a)                              Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)                              Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended May 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                     LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.                         RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

ITEM 2.                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended May 2, 2014 by or on behalf of Dollar General Corporation or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) ($)
02/01/14-02/28/14	3,416,675	57.12	3,416,675	828,345,000
03/01/14-03/31/14	9,191,208	56.67	9,191,208	307,472,000
04/01/14-05/02/14	1,498,026	56.11	1,498,026	223,417,000
Total	14,105,909	56.72	14,105,909	223,417,000

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

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 7. Commitments and Contingencies.” You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “intend,” or “could,” and similar expressions that concern our strategy, plans, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, growth or initiatives, including the number of planned store openings, trends in sales of consumable products, and the levels of future costs and expenses; anticipated borrowing under certain of our credit facilities; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation:

•                 economic conditions, including their effect on employment levels, consumer demand, disposable income, credit availability and spending patterns, inflation, commodity prices, fuel prices, interest rates, exchange rate fluctuations and the cost of goods;

•                 failure to successfully execute our strategies and initiatives, including those relating to merchandising, sourcing, inventory shrinkage, private brand, distribution and transportation, store operations, expense reduction and real estate;

•                 failure to open, relocate and remodel stores profitably and on schedule, as well as failure of our new store base to achieve sales and operating levels consistent with our expectations;

•                 levels of inventory shrinkage;

•                 effective response to competitive pressures and changes in our competitive environment and the markets where we operate;

•                 our level of success in gaining and maintaining broad market acceptance of our private brands;

•                 disruptions, unanticipated expenses or operational failures in our supply chain including, without limitation, a decrease in transportation capacity for overseas shipments, increases in transportation costs, work stoppages or other labor disruptions that could impede the receipt of merchandise, or delays in constructing or opening new distribution centers;

•                 risks and challenges associated with sourcing merchandise from suppliers, as well as trade restrictions;

•                 unfavorable publicity or consumer perception of our products, including, without limitation, related product liability and food safety claims;

•                 the impact of changes in or noncompliance with governmental laws and regulations (including, without limitation, product safety, healthcare, and labor and employment laws, as well as tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions negatively affecting our tax rate) and developments in or outcomes of legal proceedings, investigations or audits;

•                 natural disasters, unusual weather conditions, pandemic outbreaks, terrorist acts and geo-political events;

•                 damage or interruption to our information systems;

•                 ability to attract and retain qualified employees, while controlling labor costs (including healthcare costs) and other labor issues;

•                 our loss of key personnel or our inability to hire additional qualified personnel;

•                 failure to successfully manage inventory balances;

•                 seasonality of our business;

•                 incurrence of material uninsured losses, excessive insurance costs or accident costs;

•                 a data security breach;

•                 deterioration in market conditions, including interest rate fluctuations, or a lowering of our credit ratings;

•                 our debt levels and restrictions in our debt agreements;

•                 new accounting guidance, or changes in the interpretation or application of existing guidance, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards;

•                 factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 31, 2014; and

•                 factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties. These factors may not contain all of the material factors that are important to you. We cannot assure you that we will realize the results or developments we anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date: June 3, 2014	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Dollar General Corporation 2014 Teamshare Bonus Program for Named Executive Officers

10.2	Dollar General Corporation Executive Relocation Policy (effective March 18, 2014)

10.3	Form of Performance Share Unit Award Agreement (approved March 18, 2014) for awards to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan

10.4	Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan

10.5

Amendment to Employment Agreement, effective March 18, 2014, by and between Dollar General Corporation and Richard Dreiling (incorporated by reference to Exhibit 10.26 to the Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))

10.6

Amendment to Employment Agreement, effective March 18, 2014, by and between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 10.34 to the Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))

10.7

Amendment to Employment Agreement, effective March 18, 2014, by and between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 10.32 to the Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))

10.8

Amendment to Employment Agreement, effective March 18, 2014, by and between Dollar General Corporation and John W. Flanigan (incorporated by reference to Exhibit 10.39 to the Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))

10.9

Amendment to Employment Agreement, effective March 18, 2014, by and between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.45 to the Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))

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