Form 10-Q
period 2014-08-01
DOLLAR GENERAL CORP
filed 2014-08-28
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2014

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

The registrant had 303,397,106 shares of common stock outstanding on August 25, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 1, 2014	January 31, 2014
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$172,474	$505,566
Merchandise inventories	2,788,872	2,552,993
Income taxes receivable	4,237	-
Prepaid expenses and other current assets	175,048	147,048
Total current assets	3,140,631	3,205,607
Net property and equipment	2,106,963	2,080,305
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,203,904	1,207,645
Other assets, net	35,707	35,378
Total assets	$10,825,794	$10,867,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$101,013	$75,966
Accounts payable	1,395,780	1,286,484
Accrued expenses and other	427,269	368,578
Income taxes payable	23,922	59,148
Deferred income taxes	21,434	21,795
Total current liabilities	1,969,418	1,811,971
Long-term obligations	2,881,217	2,742,788
Deferred income taxes	582,883	614,026
Other liabilities	296,283	296,546

Commitments and contingencies

Shareholders’ equity:
Preferred stock	-	-
Common stock	265,458	277,424
Additional paid-in capital	3,027,985	3,009,226
Retained earnings	1,811,358	2,125,453
Accumulated other comprehensive loss	(8,808)	(9,910)
Total shareholders’ equity	5,095,993	5,402,193
Total liabilities and shareholders’ equity	$10,825,794	$10,867,524

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Net sales	$4,724,039	$4,394,651	$9,246,120	$8,628,384
Cost of goods sold	3,268,465	3,017,361	6,432,800	5,955,946
Gross profit	1,455,574	1,377,290	2,813,320	2,672,438
Selling, general and administrative expenses	1,027,048	964,468	2,005,086	1,864,616
Operating profit	428,526	412,822	808,234	807,822
Interest expense	22,598	20,631	44,865	45,147
Other (income) expense	-	-	-	18,871
Income before income taxes	405,928	392,191	763,369	743,804
Income tax expense	154,668	146,716	289,711	278,246
Net income	$251,260	$245,475	$473,658	$465,558

Earnings per share:
Basic	$0.83	$0.76	$1.55	$1.43
Diluted	$0.83	$0.75	$1.54	$1.42

Weighted average shares outstanding:
Basic	303,015	324,770	306,173	325,872
Diluted	303,888	325,639	307,091	326,886

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Net income	$251,260	$245,475	$473,658	$465,558
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $450, $793, $718, and $(4,835), respectively	704	1,209	1,102	(7,559)
Comprehensive income	$251,964	$246,684	$474,760	$457,999

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	August 1, 2014	August 2, 2013

Cash flows from operating activities:
Net income	$473,658	$465,558
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	169,498	163,237
Deferred income taxes	(38,880)	5,163
Tax benefit of share-based awards	(10,994)	(23,717)
Loss on debt retirement, net	-	18,871
Noncash share-based compensation	18,320	10,843
Other noncash gains and losses	3,539	(176)
Change in operating assets and liabilities:
Merchandise inventories	(235,890)	(133,414)
Prepaid expenses and other current assets	(29,055)	(14,245)
Accounts payable	104,382	(10,855)
Accrued expenses and other liabilities	61,977	65,737
Income taxes	(28,469)	(61,584)
Other	(1,162)	(1,303)
Net cash provided by (used in) operating activities	486,924	484,115

Cash flows from investing activities:
Purchases of property and equipment	(191,414)	(308,526)
Proceeds from sales of property and equipment	692	258
Net cash provided by (used in) investing activities	(190,722)	(308,268)

Cash flows from financing activities:
Issuance of long-term obligations	-	2,297,177
Repayments of long-term obligations	(26,672)	(2,119,536)
Borrowings under revolving credit facilities	972,000	823,900
Repayments of borrowings under revolving credit facilities	(782,000)	(902,800)
Debt issuance costs	-	(15,996)
Payments for cash flow hedge related to debt issuance	-	(13,217)
Repurchases of common stock	(800,095)	(219,981)
Other equity transactions, net of employee taxes paid	(3,521)	(20,700)
Tax benefit of share-based awards	10,994	23,717
Net cash provided by (used in) financing activities	(629,294)	(147,436)

Net increase (decrease) in cash and cash equivalents	(333,092)	28,411
Cash and cash equivalents, beginning of period	505,566	140,809
Cash and cash equivalents, end of period	$172,474	$169,220

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$31,996	$43,251

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of August 1, 2014 and results of operations for the 13-week and 26-week accounting periods ended August 1, 2014 and August 2, 2013 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $0.8 million and $(2.4) million in the respective 13-week periods, and $0.9 million and $(2.8) million in the respective 26-week periods, ended August 1, 2014 and August 2, 2013. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

In May 2014, the Financial Accounting Standards Board issued comprehensive new accounting standards related to the recognition of revenue.  This guidance is effective for annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The new guidance allows for companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance, and the Company is evaluating these transition approaches. The Company will adopt this guidance in the first quarter of 2017 and is currently in the process of evaluating the effect of adoption on its consolidated financial statements.

Certain financial statement amounts relating to prior periods may have been reclassified to conform to the current period presentation where applicable.

2.         Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended August 1, 2014			13 Weeks Ended August 2, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$251,260	303,015	$0.83	$245,475	324,770	$0.76
Effect of dilutive share-based awards		873			869
Diluted earnings per share	$251,260	303,888	$0.83	$245,475	325,639	$0.75

	26 Weeks Ended August 1, 2014			26 Weeks Ended August 2, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$473,658	306,173	$1.55	$465,558	325,872	$1.43
Effect of dilutive share-based awards		918			1,014
Diluted earnings per share	$473,658	307,091	$1.54	$465,558	326,886	$1.42

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 1.7 million and 1.5 million in the 2014 and 2013 13-week periods, respectively.

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

The Internal Revenue Service (“IRS”) has previously examined the Company’s 2008 and earlier federal income tax returns. As a result, the 2008 and earlier tax years are not open for further examination by the IRS. The Company has filed an amended federal income tax return requesting a refund of approximately $5.1 million for its 2009 tax year.  This amended return is being examined by the IRS.  As the statute of limitations has otherwise closed for the 2009 tax year, the IRS’s ability to assess additional income tax for 2009 is limited to the refund requested on the amended income tax return. The IRS, at its discretion, may choose to examine the Company’s 2010 through 2013 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2010 and later tax years remain open for examination by the various state taxing authorities.

As of August 1, 2014, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $17.2 million, $2.1 million and $0.4 million, respectively, for a total of $19.7 million. Of this amount, $0.5 million and $19.2 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $8.7 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of August 1, 2014, approximately $17.2 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 26-week periods ended August 1, 2014 were 38.1% and 38.0%, respectively, compared to a rate of 37.4% for both the 13-week and 26-week periods ended August 2, 2013.  Both the 13-week and 26-week effective income tax rate increased due to the expiration of various federal job credit programs (primarily the Work Opportunity Tax Credit) for eligible employees hired after December 31, 2013.  Partially offsetting this tax rate increase for the 26-week period were benefits recognized due to the favorable resolution of state tax examinations. A similar benefit was not recognized in the 13-week period.

4.         Current and long-term obligations

On April 11, 2013, the Company consummated a refinancing pursuant to which it terminated its existing senior secured credit agreements, entered into a new five-year unsecured credit agreement, and issued senior notes due in 2018 and 2023 as discussed in greater detail below. The Company’s senior unsecured credit facilities (the “Facilities”) consist of a senior unsecured term loan facility (the “Term Facility”), which had an initial balance of $1.0 billion, and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”), which provides for the issuance of letters of credit up to $250.0 million. The Term Facility amortizes in quarterly installments of $25.0 million, and the first such payment was made on August 1, 2014. The final quarterly payment of the then-remaining balance will be due at maturity on April 11, 2018. The Company capitalized $5.9 million of debt issuance costs associated with the Facilities, the amortized balance of which is included in long-term Other assets, net in the condensed consolidated balance sheet.

As of August 1, 2014, the balance of the Term Facility was $975.0 million, and under the Revolving Facility, the Company had total outstanding borrowings of $190.0 million, outstanding letters of credit of $31.2 million, and borrowing availability of $628.8 million. Also as of August 1, 2014, the Company had letters of credit totaling $19.7 million which were not issued under the Revolving Facility.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of August 1, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that such adjustments are not significant to the derivatives’ valuation. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 6, in Level 2 of the fair value hierarchy. The Company’s long-term obligations that are classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements categorized within Level 3 as of August 1, 2014.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 1, 2014
Liabilities:
Long-term obligations (a)	2,938,547	19,665	-	2,958,212
Derivative financial instruments (b)	-	2,947	-	2,947
Deferred compensation (c)	22,799	-	-	22,799

(a)        Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $101,013 and Long-term obligations of $2,881,217.

(b)        Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities.

(c)         Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $1,735 and noncurrent Other liabilities of $21,064.

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

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the 13-week and 26-week periods ended August 1, 2014 and August 2, 2013, such interest rate swaps were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the interest rate swaps, if any, is recognized directly in earnings.

As of August 1, 2014, the Company had interest rate swaps with a combined notional value of $875.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to these derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

During the 26-week period ended August 2, 2013, the Company entered into U.S. Treasury locks related to its issuance of senior notes due April 15, 2023, as further discussed in Note 4. The settlement of the U.S. Treasury locks resulted in a loss which was deferred to OCI and is being amortized as an increase to interest expense over the period corresponding to the debt’s maturity as the Company accrues or pays interest on the hedged long-term debt.

During the 52-week period following August 1, 2014, the Company estimates that approximately $4.3 million will be reclassified as an increase to interest expense for its interest rate swaps and U.S. Treasury locks.

All of the amounts reflected in Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets for the periods presented are related to cash flow hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of August 1, 2014 and January 31, 2014:

(in thousands)	August 1, 2014	January 31, 2014
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as noncurrent Other liabilities	$-	$4,109
Interest rate swaps classified as Accrued expenses and other current liabilities	$2,947	$-

The table below presents the pre-tax effect of the Company’s derivative financial instruments as reflected in the condensed consolidated statements of comprehensive income for the 13-week and 26-week periods ended August 1, 2014 and August 2, 2013:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Derivatives in Cash Flow Hedging Relationships
(Gain) loss related to effective portion of derivatives recognized in OCI	$139	$(809)	$755	$14,518
Loss related to effective portion of derivatives reclassified from Accumulated OCI to Interest expense	$1,294	$1,193	$2,576	$2,124

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that contain a provision providing that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of August 1, 2014, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $3.0 million. If the Company had breached any of these provisions at August 1, 2014, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $3.0 million. As of August 1, 2014, the Company had not breached any of these provisions or posted any collateral related to these agreements.

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

On January 29, 2014, the court entered an order, which, among other things, bifurcates the issues of liability and damages during discovery and at trial.  Under this order, fact discovery relating to liability is to be completed by September 15, 2014.  However, on August 1, 2014, the court ordered the parties to submit a proposal for modification of the fact discovery deadline by August 29, 2014.  Additionally, the court scheduled a routine status conference for September 3, 2014.

On July 29, 2014, the court entered an order compelling the Company to produce certain documents, information, and electronic data for the period 2004 to present.

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

On September 13, 2013, notwithstanding the Company’s opposition, the court granted plaintiff’s motion and remanded the case. The Company filed a petition for permission to appeal to the United States Court of Appeals for the Ninth Circuit on September 23, 2013.  Although the petition for permission to appeal remains pending, based on the Ninth Circuit’s denial of a similar petition filed by the Company in the Main matter and as more fully discussed below, the Company has filed a petition for coordination of the Main and Varela matters. A status conference has been scheduled by the Superior Court for October 21, 2014.

Similarly, on June 6, 2013, a lawsuit entitled Victoria Lee Dinger Main v. Dolgen California, LLC and Does 1 through 100 (Case No. 34-2013-00146129) (“Main”) was filed in the Superior Court of the State of California for the County of Sacramento.  The Main plaintiff alleges that she and other “key holders” were not provided with meal and rest periods, accurate wage statements and appropriate pay upon termination in violation of California wage and hour laws and seeks to recover alleged unpaid wages, declaratory relief, restitution, statutory penalties and attorneys’ fees and costs.  The Main plaintiff seeks to represent a putative class of California “key holders” as to these claims.  The Main plaintiff also asserts a claim for unfair business practices and seeks to proceed under the PAGA.

The Company removed this action to the United States District Court for the Eastern District of California (Case No. 2:13-cv-01637-MCE-KJN) on August 7, 2013, and filed its answer to the complaint on August 6, 2013.  On August 29, 2013, the plaintiff moved to remand the action to state court.  The Company opposed the motion.  On October 28, 2013, the court granted plaintiff’s motion and remanded the case.  The Company filed a petition for permission to appeal to the United States Court of Appeals for the Ninth Circuit on November 7, 2013.  The plaintiff filed its opposition brief on November 15, 2013. The Ninth Circuit denied the petition for permission to appeal on April 10, 2014.

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

On July 22, 2014, a lawsuit entitled Oscar Avila  v. Dolgen California, LLC and Does 1 through 50 (Case No. S-1500-CV-282549) (“Avila”) was filed in the Superior Court of the State of California for the County of Kern.  The Avila plaintiff alleges that he and other “key holders” were not provided with meal and rest periods, accurate wage statements and appropriate pay upon termination in violation of California wage and hour laws and seeks to recover alleged unpaid wages, declaratory relief, restitution, pre- and post- judgment interest, statutory penalties and attorneys’ fees and costs.  The Avila plaintiff seeks to represent a putative class of California “key holders” as to these claims.  The Avila plaintiff also asserts a claim for unfair business practices.

The Company believes that its policies and practices comply with California law and that the Varela, Main, and Avila actions are not appropriate for class or similar treatment.  The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Varela, Main, or Avila action ultimately will be permitted to proceed as a class, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Varela, Main, and Avila actions. For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of any of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

On May 31, 2013, a lawsuit entitled Judith Wass v. Dolgen Corp, LLC (Case No. 13PO-CC00039) (“Wass”) was filed in the Circuit Court of Polk County, Missouri.  The Wass plaintiff seeks to proceed collectively on behalf of a nationwide class of similarly situated non-exempt store employees who allegedly were not properly paid for certain breaks in violation of the FLSA.  The Wass plaintiff seeks back wages, injunctive and declaratory relief, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs.

On July 11, 2013, the Company removed this action to the United States District Court for the Western District of Missouri (Case No. 6:113-cv-03267-JFM).  The Company filed its answer on July 18, 2013.

On March 28, 2014, the Wass plaintiff moved for conditional certification of her FLSA claims.  Shortly thereafter, on April 3, 2014, the plaintiff moved the court for permission to conduct additional limited discovery and to file a supplemental brief in support of her motion for conditional certification.  By agreement of the parties, the court permitted the limited discovery.  Plaintiff filed a supplemental brief in support of her motion for conditional certification on June 20, 2014, to which the Company filed its response on July 25, 2014. Plaintiff’s reply brief in further support of her motion for conditional certification is due to be filed on or before September 18, 2014.  The Company also filed a motion for summary judgment as to plaintiff’s individual claims on July 25, 2014.  Plaintiff’s response deadline to the Company’s motion for summary judgment currently is September 18, 2014.

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

On July 11, 2014, the plaintiffs filed a petition for writ of mandamus with the United States Court of Appeals for the Sixth Circuit.  The Company is not required at this time to file a response to the petition for writ of mandamus.  On August 18, 2014, the district court entered an order staying the proceedings pending a decision by the appellate court regarding plaintiffs’ writ of mandamus.

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

On August 19, 2014, the court entered a scheduling order, which among other things, requires plaintiff to file motions for class certification of her statewide claims and conditional certification of her claims under the FLSA on or before January 7, 2015.  The order further sets the matter for trial during the weeks of November 2, 9, or 16, 2015.

On July 14, 2014, a lawsuit entitled Leslie Vincino v. Dolgencorp, LLC (Case No. 2014-CA-517) (“Vincino”) was filed in the Circuit Court, Eight Judicial Circuit, for Levy County, Florida.   The Vincino plaintiff seeks to proceed on a nationwide collective basis under the FLSA on behalf of all similarly situated non-exempt store employees who allegedly were not paid for all hours worked.  The Vincino plaintiff seeks back wages (including overtime), liquidated damages, pre-judgment interest, and attorneys’ fees and costs.  The Vincino plaintiff also asserts individual claims for violation of the Florida Civil Rights Act for alleged discrimination based on alleged unidentified disabilities. For the claims asserted under the Florida Civil Rights Act, the Vincino plaintiff seeks compensatory damages, back wages, front pay, punitive damages, attorneys’ fees and costs.  On August 11, 2014, the Company removed this matter to the United States District Court for the Northern District of Florida (Case No. 1:14-cv-142-RS-GRJ).  The Company filed its answer on August 18, 2014.

The Company believes that its wage and hour policies and practices comply with both the FLSA and state law, including Tennessee and Florida law, and that the Wass, Buttry, Harsey, and Vincino actions are not appropriate for collective or class treatment.  The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Wass, Buttry, Harsey, or Vincino action ultimately will be permitted to proceed collectively or as a class, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Wass, Buttry,

Harsey and/or Vincino actions. For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of any of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

On August 28, 2012, the Winn-Dixie plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (Docket No. 12-14527-B). Oral argument was conducted on January 16, 2014, and the appellate court rendered its decision on March 5, 2014, affirming in part and reversing in part the trial court’s decision.  Specifically, the appellate court affirmed the trial court’s dismissal of plaintiffs’ claim for monetary damages but reversed the trial court’s decision denying injunctive relief as to thirteen additional stores and remanded for further proceedings.  On March 26, 2014, the plaintiffs moved the appellate court for rehearing.  That motion was denied on May 2, 2014.  Currently, the parties are, as directed by the trial court, preparing briefs in an effort to clarify the issues to be resolved on remand.  Briefing is expected to be complete by the end of August 2014.  Additionally, plaintiff has filed a motion to dismiss stores not located in Florida from the case without prejudice.  Briefing regarding that motion was complete on August 14, 2014, and the court has not yet rendered a decision.

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

8.         Segment reporting

The Company manages its business on the basis of one reportable segment. As of August 1, 2014, all of the Company’s operations were located within the United States with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
(In thousands)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Classes of similar products:
Consumables	$3,576,189	$3,301,826	$7,021,654	$6,496,732
Seasonal	593,596	575,891	1,135,028	1,105,172
Home products	285,428	265,405	569,025	531,216
Apparel	268,826	251,529	520,413	495,264
Net sales	$4,724,039	$4,394,651	$9,246,120	$8,628,384

9.         Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which was increased on March 19, 2013 and again on December 4, 2013. As of August 1, 2014, a total of $2.0 billion had been authorized under the program and $223.4 million remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings under the Company’s credit facilities discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 26-week periods ended August 1, 2014, and August 2, 2013, the Company repurchased in the open market approximately 14.1 million shares of its common stock at a total cost of $800.1 million, and approximately 4.3 million shares at a total cost of $220.0 million, respectively.

10.       Subsequent Event

On August 18, 2014, the Company announced it had submitted a proposal to the Board of Directors of Family Dollar Stores, Inc. (“Family Dollar”) to acquire all of the outstanding shares of Family Dollar common stock for $78.50 per share in cash. On August 21, 2014, this proposal was rejected by the Board of Directors of Family Dollar. There can be no assurance that a transaction will be completed on the terms proposed or at all.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of August 1, 2014, and the related condensed consolidated statements of income and comprehensive income for the thirteen and twenty-six week periods ended August 1, 2014 and August 2, 2013, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 1, 2014 and August 2, 2013. These financial statements are the responsibility of the Company’s management.

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

August 28, 2014

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

Merger Proposal

On August 18, 2014, we announced we had submitted a proposal to the Board of Directors of Family Dollar Stores, Inc. (“Family Dollar”) to acquire all of the outstanding shares of Family Dollar common stock for $78.50 per share in cash. On August 21, 2014, this proposal was rejected by the Board of Directors of Family Dollar. There can be no assurance that a transaction will be completed on the terms proposed or at all.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 11,535 stores located in 40 states as of August 1, 2014, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products, pet supplies and tobacco products, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The core customers we serve are value-conscious, many with low or fixed incomes, and we have always been intensely focused on helping them make the most of their spending dollars. Like other companies, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties, and the timetable and strength of economic recovery for our core customers remains uncertain. The longer our customers have to manage under such negative conditions, the more difficult it is for them to stretch their spending dollars, not only for discretionary purchases (as has been the case in recent years) but also for non-discretionary purchases. During this period of extended economic weakness, we have achieved significant success by responding to our customers’ needs for value and convenience, in part, by increasing our offerings of basic consumables. In recent years, other retailers, including many of those in the dollar, discount and drug sectors, have expanded their consumables offerings. In addition, these retailers, as well as others, such as those in the mass merchandising and grocery sectors, have increased their promotional activities. The promotional environment remained quite competitive early in our second quarter and has continued to be more challenging than in the relatively recent past, although we believe competitive promotional activities have moderated recently.

We remain focused on executing our four operating priorities, which are: 1) drive productive sales growth, 2) increase, or enhance, our gross profit margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand our culture of serving others.

We seek to drive productive sales growth through increasing customer traffic, unit sales and average transaction amount in our same-stores and by adding new stores, as well as remodeling and relocating stores. We opened 426 new stores in the first half of 2014 and plan to open 700 stores for the full year. In the first quarter of 2013, we made a strategic decision to add tobacco products in our stores with the primary goal of increasing customer traffic. The rollout of tobacco products was substantially executed between March and June of 2013. In addition, in the first half of 2013, we expanded the number of coolers for refrigerated and frozen foods and beverages in over 1,600 existing stores. Tobacco products and perishables were the most significant drivers of same-store sales growth in 2013 and continued to increase at a faster rate than overall same-store sales through the 2014 second quarter. As expected, the addition of tobacco products and the increased proportion of sales of perishables have posed challenges to our second priority of enhancing our gross profit rate because these products generally have lower profit margins.

Ongoing initiatives to enhance our gross profit rate include merchandise category management, utilization of private brands, inventory shrink reduction initiatives, efforts to improve distribution and transportation efficiencies, and strategic focus on pricing and markdowns, while remaining committed to our everyday low price strategy. We remain committed to our seasonal, home, and apparel categories, which generally have higher gross profit rates. While we are encouraged by improvement in our sales of home products and apparel in the first half of 2014, we expect the growth of consumables to continue to outpace the growth of non-consumables throughout the remainder of 2014. Commodities cost inflation was minimal in the first half of 2014 and throughout 2013 and, in some instances, we experienced a decrease in such costs. Accordingly, overall price increases passed through to our customers have been minimal.

We remain committed to reducing costs, particularly selling, general and administrative expenses (“SG&A”) that do not affect the customer experience.  In 2012 and 2013, we successfully reduced our retail labor costs as a percentage of sales, in part, by optimizing our workforce management system and simplifying or eliminating various tasks performed in the stores and we are continuing these efforts in 2014. In addition, we believe we have additional opportunities to reduce costs through our focused procurement efforts.  However, we expect overall SG&A to be a higher percentage of sales in 2014 than in 2013, due to several factors, including the year-over-year impact of a significant reduction in incentive compensation in 2013, and an increase in 2014 store occupancy costs resulting from a sale-leaseback transaction completed at the end of 2013.

During the first half of 2014, we continued our mission of serving others by striving to give our customers clean, well-stocked stores with quality products at low prices, our employees an environment that attracts and retains talented personnel, and supporting our store communities through our charitable and other efforts.

The following highlights the results of the second quarter of 2014 over the comparable 2013 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                 Net sales increased 7.5% to $4.72 billion. Sales in same-stores increased 2.1% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended August 1, 2014 were $220.

•                 Gross profit, as a percentage of sales, was 30.8% in the 2014 period compared to 31.3% in the 2013 period, a decline of 53 basis points. We experienced an increase in promotional markdowns as well as an increase in the proportion of overall sales from lower margin consumables categories, including tobacco products and perishables, partially offset by higher initial inventory markups.

•                 SG&A, as a percentage of sales, was 21.7% compared to 21.9% in the 2013 period, a decrease of 21 basis points including a 19 basis point legal settlement in 2013. Changes in SG&A, as a percentage of sales, were also impacted by increases in rent and advertising expenses, partially offset by store labor efficiencies and a reduction in benefits costs.

•                 Interest expense increased by $2.0 million to $22.6 million in the 2014 period due in part to higher borrowings for share repurchases during the preceding 12 months. Total outstanding debt (including the current portion of long-term obligations) as of August 1, 2014 was $2.98 billion.

•                 Net income was $251.3 million, or $0.83 per diluted share, compared to net income of $245.5 million, or $0.75 per diluted share, in the 2013 period. Diluted shares outstanding decreased by 21.8 million shares, reflecting the impact of share repurchases.

•                 Cash generated from operating activities was $486.9 million on a year to date basis, compared to $484.1 million in the comparable prior year period. At August 1, 2014, we had a cash balance of $172.5 million.

•                 Inventory turnover was 4.8 times on a rolling four-quarter basis. Inventories increased 4% on a per store basis over the 2013 period.

•                 During the first half of 2014, we opened 426 new stores, remodeled or relocated 585 stores and closed 23 stores, resulting in a store count of 11,535 as of August 1, 2014.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2014 and 2013, which represent the 52-week fiscal years ending January 30, 2015 and January 31, 2014, respectively. References to the second quarter accounting periods for 2014 and 2013 contained herein refer to the 13-week accounting periods ended August 1, 2014 and August 2, 2013, respectively.

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

The following table contains results of operations data for the most recent 13-week and 26-week periods of each of 2014 and 2013, and the dollar and percentage variances among those periods:

(dollars in millions,	13 Weeks Ended		2014 vs. 2013		26 Weeks Ended		2014 vs. 2013
except per share amounts)	August 1, 2014	August 2, 2013	Amount change	% change	August 1, 2014	August 2, 2013	Amount change	% change
Net sales by category:
Consumables	$3,576.2	$3,301.8	$274.4	8.3%	$7,021.7	$6,496.7	$524.9	8.1%
% of net sales	75.70%	75.13%			75.94%	75.29%
Seasonal	593.6	575.9	17.7	3.1	1,135.0	1,105.2	29.9	2.7
% of net sales	12.57%	13.10%			12.28%	12.81%
Home products	285.4	265.4	20.0	7.5	569.0	531.2	37.8	7.1
% of net sales	6.04%	6.04%			6.15%	6.16%
Apparel	268.8	251.5	17.3	6.9	520.4	495.3	25.1	5.1
% of net sales	5.69%	5.72%			5.63%	5.74%
Net sales	$4,724.0	$4,394.7	$329.4	7.5%	$9,246.1	$8,628.4	$617.7	7.2%
Cost of goods sold	3,268.5	3,017.4	251.1	8.3	6,432.8	5,955.9	476.9	8.0
% of net sales	69.19%	68.66%			69.57%	69.03%
Gross profit	1,455.6	1,377.3	78.3	5.7	2,813.3	2,672.4	140.9	5.3
% of net sales	30.81%	31.34%			30.43%	30.97%
Selling, general and administrative expenses	1,027.0	964.5	62.6	6.5	2,005.1	1,864.6	140.5	7.5
% of net sales	21.74%	21.95%			21.69%	21.61%
Operating profit	428.5	412.8	15.7	3.8	808.2	807.8	0.4	0.1
% of net sales	9.07%	9.39%			8.74%	9.36%
Interest expense	22.6	20.6	2.0	9.5	44.9	45.1	(0.3)	(0.6)
% of net sales	0.48%	0.47%			0.49%	0.52%
Other (income) expense	-	-	-	-	-	18.9	(18.9)	(100.0)
% of net sales	0.00%	0.00%			0.00%	0.22%
Income before income taxes	405.9	392.2	13.7	3.5	763.4	743.8	19.6	2.6
% of net sales	8.59%	8.92%			8.26%	8.62%
Income taxes	154.7	146.7	8.0	5.4	289.7	278.2	11.5	4.1
% of net sales	3.27%	3.34%			3.13%	3.22%
Net income	$251.3	$245.5	$5.8	2.4%	$473.7	$465.6	$8.1	1.7%
% of net sales	5.32%	5.59%			5.12%	5.40%
Diluted earnings per share	$0.83	$0.75	$0.08	10.7%	$1.54	$1.42	$0.12	8.5%

13 WEEKS ENDED AUGUST 1, 2014 AND AUGUST 2, 2013

Net Sales. The net sales increase in the 2014 second quarter reflects a same-store sales increase of 2.1% compared to the 2013 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2014 quarter, there were 10,685 same-stores which accounted for sales of $4.4 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. Consumables sales continued to increase at a higher rate than non-consumables in the 2014 quarter, with the most significant growth related to tobacco products and strong sales of perishables and candy and snacks. Same-store sales growth was solid in home products and apparel. The sales increase was also impacted by new stores, partially offset by sales from closed stores.

Gross Profit. Gross profit increased by 5.7%, and as a percentage of sales, decreased by 53 basis points to 30.8% in the 2014 second quarter. The gross profit rate decrease in the 2014 period as compared to the 2013 period was driven by an increase in markdowns, primarily due to increased promotional activity. In addition, consumables comprised a larger portion of our net sales, primarily as a result of increased sales of lower margin consumables such as tobacco and perishable products. These factors were partially offset by higher initial markups on inventory purchases.

SG&A Expense. SG&A expense was 21.7% as a percentage of sales in the 2014 period compared to 21.9% in the 2013 period, an improvement of 21 basis points. The 2013 results include expenses of $8.5 million, or 19 basis points as a percentage of sales, for a legal settlement of a previously decertified collective action. Retail labor expense increased at a rate lower than our increase in sales and our benefits costs declined, offset by increases in rent and advertising expenses.

Interest Expense. The increase in interest expense in the 2014 period compared to the 2013 period is partially due to greater borrowings primarily resulting from our share repurchases during the last twelve months.

Income Taxes. The effective income tax rate for the 2014 period was 38.1% compared to a rate of 37.4% for the 2013 period which represents a net increase of 0.7 percentage points. The effective tax rate increase was due to the expiration of various federal job credit programs (primarily the Work Opportunity Tax Credit) for eligible employees hired after December 31, 2013.  When these credit programs have expired in the past, most recently impacting our 2012 fiscal year, Congress has re-instated them on a retroactive basis.  It is uncertain as to whether or when this will occur on this occasion.

26 WEEKS ENDED AUGUST 1, 2014 AND AUGUST 2, 2013

Net Sales. The net sales increase in the 2014 period reflects a same-store sales increase of 1.8% compared to the 2013 period. In the 2014 period, our 10,685 same-stores accounted for sales of $8.7 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

Gross Profit. For the 2014 period, gross profit increased by 5.3%, and as a percentage of sales, decreased by 54 basis points to 30.4%. The gross profit rate decrease in the 2014 period as compared to the 2013 period was impacted by an increase in markdowns, primarily due to increased promotional activity. In addition, consumables comprised a larger portion of our net sales, primarily as a result of increased sales of lower margin consumables such as tobacco and perishable products. These factors were partially offset by higher initial markups on inventory purchases.

SG&A Expense. SG&A expense was 21.7% as a percentage of sales in the 2014 period compared to 21.6% in the 2013 period, an increase of 8 basis points. The 2013 results include expenses of $8.5 million, or 10 basis points as a percentage of sales, for a legal settlement of a previously decertified collective action. Rent and utilities expenses contributed to the increase in

SG&A expense as a percentage of sales. Retail labor expense increased at a rate lower than our increase in sales, and workers’ compensation and general liability expenses declined in the 2014 period compared to the 2013 period.

Interest Expense. Interest expense in the 2014 period is comparable to the same period in 2013.

Other (Income) Expense. In the 2013 period, we recorded pretax losses of $18.9 million resulting from a refinancing and the related termination of senior secured credit facilities.

Income Taxes. The effective income tax rate for the 2014 period was 38.0% compared to a rate of 37.4% for the 2013 period which represents a net increase of 0.6 percentage points. The effective tax rate increase was due to the expiration of various federal job credit programs (primarily the Work Opportunity Tax Credit) for eligible employees hired after December 31, 2013.  When these credit programs have expired in the past, most recently impacting our 2012 fiscal year, Congress has re-instated them on a retroactive basis.  It is uncertain as to whether or when this will occur on this occasion.  Partially offsetting the tax rate increase associated with federal jobs credits were benefits recognized in the 2014 period due to the favorable resolution of state tax examinations.

Liquidity and Capital Resources

Facilities

In April 2013, we consummated a refinancing pursuant to which we terminated our existing senior secured credit agreements, entered into a five-year $1.85 billion unsecured credit agreement, and issued senior notes with a face value of $1.3 billion. Our senior unsecured credit facilities (the “Facilities”) consisted of an initial $1.0 billion senior unsecured term loan facility (the “Term Facility”) and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $250.0 million. We may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million.

Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of August 1, 2014 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. We must also pay a facility fee on any used and unused amounts of the Facilities and letter of credit fees.  The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on our long-term senior unsecured debt ratings.

The Term Facility amortizes in quarterly installments of $25.0 million, and the first such payment was made on August 1, 2014. The final quarterly payment of the then-remaining balance will be due at maturity on April 11, 2018. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants which place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of August 1, 2014, we were in compliance with all such covenants.  The Facilities also contain customary affirmative covenants and events of default.

As of August 1, 2014, we had total outstanding letters of credit of $50.9 million, $31.2 million of which were issued under the Revolving Facility, and borrowing availability under the Revolving Facility was $628.8 million.

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

Current Financial Condition / Recent Developments

At August 1, 2014, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.98 billion. We had $628.8 million available for borrowing under our Revolving Facility at that date. We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

Our inventory balance represented approximately 53% of our total assets exclusive of goodwill and other intangible assets as of August 1, 2014. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

On August 18, 2014, as a result of the Company’s proposal to acquire Family Dollar Stores, Inc., Standard and Poor’s placed all of the Company’s credit ratings on watch with negative implications and Moody’s placed all of the Company’s credit ratings on review for downgrade. The Company’s current credit ratings are BBB- from Standard and Poor’s and Baa3 from Moody’s. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

Cash flows from operating activities. Cash flows from operating activities were $486.9 million in the 2014 period, an increase of $2.8 million compared to the 2013 period. Changes in merchandise inventories and accounts payable generally had an offsetting impact on overall changes in working capital. The increase in accounts payable during the 2014 period was due primarily to increases in domestic merchandise receipts. Inventory balances increased by a greater amount in the 2014 period than in the 2013 period. On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories rose 9% during the first half of 2014 compared to a 6% increase in the first half of 2013. In the 2014 period compared to the respective 2013 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased 11% in both periods; the seasonal category increased by 4% compared to a 2% increase; the home products category increased by 10% compared to a 6% increase; and apparel increased by 6% compared to a 13% decline.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2014 period included the following approximate amounts: $66 million for improvements, upgrades, remodels and relocations of existing stores; $58 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $27 million for distribution and transportation-related capital expenditures; $21 million for information systems upgrades and technology-related projects; and $16 million for stores built by us. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2014 period, we opened 426 new stores and remodeled or relocated 585 stores, including the limited scope remodels discussed below.

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

Capital expenditures during 2014 are projected to be in the range of $450 million to $500 million. We anticipate funding 2014 capital requirements with existing cash balances, cash flows from operations, and if necessary, our Revolving Facility. We plan to continue to invest in store growth and development with approximately 700 new stores and approximately 500 stores to be relocated or remodeled in our traditional manner. We are also testing a limited-scope remodeling program to refresh some of our older, smaller stores with the goal of increasing sales by making them more appealing to our customers. We currently plan to have completed 400 of these limited-scope remodels by the end of 2014. Capital expenditures for the remainder of 2014 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain and technology initiatives; and routine and ongoing capital requirements.

Cash flows from financing activities. Net borrowings under the Revolving Facility were $190.0 million during the 2014 period compared to net repayments of $78.9 million during the 2013 period. During the 2014 and 2013 periods, we repurchased 14.1 million and 4.3 million outstanding shares of our common stock at a total cost of $800.1 million and $220.0 million, respectively. Proceeds from the issuance of long-term obligations in the 2013 period include the $1.0 billion unsecured Term Facility and the issuance of the Senior Notes totaling approximately $1.3 billion, the proceeds from which were used to extinguish our previous secured term loan and revolving credit facilities. We also paid debt issuance costs and hedging fees totaling $29.2 million in the 2013 period related to our refinancing.

Share Repurchase Program

We have an existing common stock repurchase program with a total remaining authorization of approximately $223.4 million at August 27, 2014. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and the authorization has no expiration date.

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

(b)        Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended August 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended August 1, 2014 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) ($)
05/03/14-05/31/14	-	-	-	223,417,000
06/01/14-06/30/14	-	-	-	223,417,000
07/01/14-08/01/14	-	-	-	223,417,000
Total	-	-	-	223,417,000

(a ) A $500 million share repurchase program was publicly announced on September 5, 2012, and increases in the authorization under such program were announced on March 25, 2013 ($500 million increase) and December 4, 2013 ($1.0 billion increase). Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6.                                     EXHIBITS.

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “intend,” or “could,” and similar expressions that concern our strategy, plans, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, growth or initiatives, including the number of planned store openings, remodels and relocations, trends in sales of consumable products, and the levels of future costs and expenses; expectations regarding the Company’s proposal to acquire Family Dollar, the financing of a potential transaction, and the anticipated results of a potential transaction; anticipated borrowing under certain of our credit facilities; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

DOLLAR GENERAL CORPORATION

Date: August 28, 2014	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Dollar General Corporation Executive Relocation Policy, as amended (effective July 16, 2014)

10.2

Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))

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