Form 10-Q
period 2014-10-31
DOLLAR GENERAL CORP
filed 2014-12-04
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

The registrant had 303,425,920 shares of common stock outstanding on November 28, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2014	January 31, 2014
ASSETS	(Unaudited)	(see Note 1)
Current assets:
Cash and cash equivalents	$216,155	$505,566
Merchandise inventories	2,788,996	2,552,993
Prepaid expenses and other current assets	173,981	147,048
Total current assets	3,179,132	3,205,607
Net property and equipment	2,120,572	2,080,305
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,202,651	1,207,645
Other assets, net	36,428	35,378
Total assets	$10,877,372	$10,867,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$101,041	$75,966
Accounts payable	1,394,873	1,286,484
Accrued expenses and other	442,859	368,578
Income taxes payable	33,215	59,148
Deferred income taxes	38,858	21,795
Total current liabilities	2,010,846	1,811,971
Long-term obligations	2,666,022	2,742,788
Deferred income taxes	569,055	614,026
Other liabilities	287,812	296,546

Commitments and contingencies

Shareholders’ equity:
Preferred stock	-	-
Common stock	265,495	277,424
Additional paid-in capital	3,038,621	3,009,226
Retained earnings	2,047,674	2,125,453
Accumulated other comprehensive loss	(8,153)	(9,910)
Total shareholders’ equity	5,343,637	5,402,193
Total liabilities and shareholders’ equity	$10,877,372	$10,867,524

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Net sales	$4,724,409	$4,381,838	$13,970,529	$13,010,222
Cost of goods sold	3,300,661	3,053,345	9,733,461	9,009,291
Gross profit	1,423,748	1,328,493	4,237,068	4,000,931
Selling, general and administrative expenses	1,029,605	938,252	3,034,691	2,802,868
Operating profit	394,143	390,241	1,202,377	1,198,063
Interest expense	21,835	21,524	66,700	66,671
Other (income) expense	-	-	-	18,871
Income before income taxes	372,308	368,717	1,135,677	1,112,521
Income tax expense	135,992	131,332	425,703	409,578
Net income	$236,316	$237,385	$709,974	$702,943

Earnings per share:
Basic	$0.78	$0.74	$2.33	$2.17
Diluted	$0.78	$0.74	$2.32	$2.16

Weighted average shares outstanding:
Basic	303,080	321,711	305,142	324,485
Diluted	304,108	322,543	306,097	325,438

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Net income	$236,316	$237,385	$709,974	$702,943
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $428, $100, $1,146, and $(4,735), respectively	655	166	1,757	(7,393)
Comprehensive income	$236,971	$237,551	$711,731	$695,550

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	October 31, 2014	November 1, 2013

Cash flows from operating activities:
Net income	$709,974	$702,943
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	255,759	247,672
Deferred income taxes	(35,944)	6,483
Tax benefit of share-based awards	(11,659)	(28,163)
Loss on debt retirement, net	-	18,871
Noncash share-based compensation	27,698	16,372
Other noncash gains and losses	7,574	(3,552)
Change in operating assets and liabilities:
Merchandise inventories	(239,302)	(187,490)
Prepaid expenses and other current assets	(29,479)	5,269
Accounts payable	100,510	(3,106)
Accrued expenses and other liabilities	71,035	63,547
Income taxes	(14,274)	(76,371)
Other	(1,345)	(1,900)
Net cash provided by (used in) operating activities	840,547	760,575

Cash flows from investing activities:
Purchases of property and equipment	(288,537)	(443,978)
Proceeds from sales of property and equipment	1,588	950
Net cash provided by (used in) investing activities	(286,949)	(443,028)

Cash flows from financing activities:
Issuance of long-term obligations	-	2,297,177
Repayments of long-term obligations	(51,914)	(2,119,760)
Borrowings under revolving credit facilities	1,023,000	1,170,900
Repayments of borrowings under revolving credit facilities	(1,023,000)	(1,195,800)
Debt issuance costs	-	(15,996)
Payments for cash flow hedge related to debt issuance	-	(13,217)
Repurchases of common stock	(800,095)	(419,974)
Other equity transactions, net of employee taxes paid	(2,659)	(24,132)
Tax benefit of share-based awards	11,659	28,163
Net cash provided by (used in) financing activities	(843,009)	(292,639)

Net increase (decrease) in cash and cash equivalents	(289,411)	24,908
Cash and cash equivalents, beginning of period	505,566	140,809
Cash and cash equivalents, end of period	$216,155	$165,717

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$34,961	$32,040

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of October 31, 2014 and results of operations for the 13-week and 39-week accounting periods ended October 31, 2014 and November 1, 2013 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $2.2 million and $(3.7) million in the respective 13-week periods, and $3.1 million and $(6.6) million in the respective 39-week periods, ended October 31, 2014 and November 1, 2013. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the

Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2.                                    Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended October 31, 2014			13 Weeks Ended November 1, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$236,316	303,080	$0.78	$237,385	321,711	$0.74
Effect of dilutive share-based awards		1,028			832
Diluted earnings per share	$236,316	304,108	$0.78	$237,385	322,543	$0.74

	39 Weeks Ended October 31, 2014			39 Weeks Ended November 1, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$709,974	305,142	$2.33	$702,943	324,485	$2.17
Effect of dilutive share-based awards		955			953
Diluted earnings per share	$709,974	306,097	$2.32	$702,943	325,438	$2.16

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 1.0 million and 1.1 million in the 2014 and 2013 13-week periods, respectively.

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

The Internal Revenue Service (“IRS”) has previously examined the Company’s 2009 and earlier federal income tax returns. As a result, the 2009 and earlier tax years are not open for further examination by the IRS. Due to the filing of an amended federal income tax return for the 2010 tax year, the IRS may, to a limited extent, examine the Company’s 2010 income tax filings. The IRS, at its discretion, may also choose to examine the Company’s 2011 through 2013 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2010 and later tax years remain open for examination by the various state taxing authorities.

As of October 31, 2014, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $9.4 million, $0.8 million and $0.4 million, respectively, for a total of $10.6 million. Of this amount, $0.2 million and $10.4 million are reflected in current liabilities as Accrued expenses and other and in noncurrent Other liabilities, respectively, in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $3.2 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of October 31, 2014, approximately $9.4 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 39-week periods ended October 31, 2014 were 36.5% and 37.5%, respectively, compared to effective income tax rates of 35.6% and 36.8%, respectively, for the 13-week and 39-week periods ended November 1, 2013.  The effective tax rate for both the 13-week and 39-week periods increased due to the expiration of various federal job credit programs (primarily the Work Opportunity Tax Credit) for eligible employees hired after December 31, 2013, as well as nondeductible expenses related to the Company’s proposal to acquire Family Dollar as discussed in Note 10.  Partially offsetting these increases were reductions in the reserve associated with uncertain state tax positions in the 2014 periods as compared to additions that occurred in the 2013 periods.  Both the 2014 and the 2013 periods benefited from reductions in federal uncertain tax positions (due to the favorable resolution of income tax examinations and the lapsing of the assessment period associated with previously filed income tax returns) of a similar amount.

4.                                    Current and long-term obligations

On April 11, 2013, the Company consummated a refinancing pursuant to which it terminated its then-existing senior secured credit agreements, entered into a new five-year unsecured credit agreement, and issued senior notes due in 2018 and 2023 as discussed in greater detail below. The Company’s senior unsecured credit facilities (the “Facilities”) consist of a senior unsecured term loan facility (the “Term Facility”), which had an initial balance of $1.0 billion, and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”), which provides for the issuance of letters of credit up to $250.0 million. The Term Facility amortizes in quarterly installments of $25.0 million, which commenced August 1, 2014. The final quarterly payment of the then-remaining balance will be due at maturity on April 11, 2018.

The Company capitalized $5.9 million of debt issuance costs associated with the Facilities, the amortized balance of which is included in long-term Other assets, net in the condensed consolidated balance sheets. The Company incurred a pretax loss of $18.9 million for the write off of debt issuance costs associated with the termination of its previous credit facilities, which is reflected in Other (income) expense in the condensed consolidated statement of income for the 39-week period ended November 1, 2013.

As of October 31, 2014, the balance of the Term Facility was $950.0 million, and under the Revolving Facility, the Company had no outstanding borrowings, outstanding letters of credit of $31.2 million, and borrowing availability of $818.8 million. In addition, the Company had letters of credit totaling $21.3 million as of October 31, 2014 which were not issued under the Revolving Facility.

On April 11, 2013, the Company issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018, net of discount of $0.5 million, which mature on April 15, 2018, and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023, net of discount of $2.4 million, which mature on April 15, 2023. The Company capitalized $10.1 million of debt issuance costs associated with these issuances of senior notes, the amortized balance of which is included in long-term Other assets, net in the condensed consolidated balance sheets.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of October 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that such adjustments are not significant to the derivatives’ valuation. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 6, in Level 2 of the fair value hierarchy. The Company’s long-term obligations that are classified in Level 2 of the fair value hierarchy are valued at cost. The Company does not have any fair value measurements categorized within Level 3 as of October 31, 2014.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 31, 2014
Liabilities:
Long-term obligations (a)	$2,658,100	$19,422	$-	$2,677,522
Derivative financial instruments (b)	-	2,195	-	2,195
Deferred compensation (c)	23,332	-	-	23,332

(a)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $101,041 and Long-term obligations of $2,666,022.

(b)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities.

(c)        Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $2,038 and noncurrent Other liabilities of $21,294.

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

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the 13-week and 39-week periods ended October 31, 2014 and November 1, 2013, such interest rate swaps were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the interest rate swaps, if any, is recognized directly in earnings.

As of October 31, 2014, the Company had interest rate swaps with a combined notional value of $875.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to these derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

During the 39-week period ended November 1, 2013, the Company entered into U.S. Treasury locks related to its issuance of senior notes due April 15, 2023, as further discussed in Note 4. The settlement of the U.S. Treasury locks resulted in a loss which was deferred to OCI and is being amortized as an increase to interest expense over the period corresponding to the debt’s maturity as the Company accrues or pays interest on the hedged long-term debt.

During the 52-week period following October 31, 2014, the Company estimates that approximately $3.5 million will be reclassified as an increase to interest expense for its interest rate swaps and U.S. Treasury locks.

All of the amounts reflected in Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets for the periods presented are related to cash flow hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of October 31, 2014 and January 31, 2014:

(in thousands)	October 31, 2014	January 31, 2014
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as noncurrent Other liabilities	$-	$4,109
Interest rate swaps classified as Accrued expenses and other current liabilities	$2,195	$-

The table below presents the pretax effect of the Company’s derivative financial instruments as reflected in the condensed consolidated statements of comprehensive income for the 13-week and 39-week periods ended October 31, 2014 and November 1, 2013:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivatives recognized in OCI	$201	$957	$956	$15,475
Loss related to effective portion of derivatives reclassified from Accumulated OCI to Interest expense	$1,282	$1,223	$3,858	$3,347

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that provide that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of October 31, 2014, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $2.2 million. If the Company had breached any of these provisions at October 31, 2014, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $2.2 million. As of October 31, 2014, the Company had not breached any of these provisions or posted any collateral related to these agreements.

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

The parties agreed to mediate the matter, and the court informally stayed the action pending the results of the mediation.  Mediations were conducted in January, April and August 2013.  On August 10, 2013, the parties reached a preliminary agreement, which was formalized and submitted to the court for approval, to resolve the matter for up to $8.5 million. On November 24, 2014, the court entered an order approving the settlement and dismissing the action.  The Company has deemed the settlement probable and recorded such amount as the estimated expense in the second quarter of 2013.

On September 8, 2014, a lawsuit entitled Sally Ann Carpenter v. Dolgencorp, Inc. was filed in the United States District Court for the Southern District of West Virginia (Case No. 2:14-cv-25500) (“Carpenter”).  The Carpenter plaintiff seeks to proceed on a collective basis under the FLSA on behalf of herself and other former and current store managers in the state of West Virginia who were allegedly improperly classified as exempt executive employees under the FLSA.  The Carpenter plaintiff seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs.

The Company filed its answer to the complaint on September 30, 2014.  A scheduling conference is scheduled for December 22, 2014.

On October 31, 2014, a lawsuit entitled Ronda Hood v. Dollar General Corporation was filed in the United States District Court for the Eastern District of Louisiana (Case No. 2:14-cv-02512-JTM-DEK) (“Hood”).  The Hood plaintiff seeks to proceed on a nationwide collective basis under the FLSA on behalf of herself and other similarly situated store managers who were allegedly improperly classified as exempt executive employees under the FLSA.  The Hood plaintiff seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs.

The Company’s answer is due to be filed on or before January 16, 2015.

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the Carpenter and Hood actions are not appropriate for collective action treatment.  The Company has obtained summary judgment in some, although not all, of its pending individual or single-plaintiff store manager exemption cases in which it has filed such a motion.

At this time, it is not possible to predict whether the Carpenter or Hood matter ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful in its defense of either action on the merits or otherwise.  Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted if either of these actions was to proceed.  For these reasons, the Company is unable to estimate any potential loss or range of loss in either matter; however, if the Company is not successful in its defense efforts, the resolution of Carpenter or Hood could have a material adverse effect on the Company’s consolidated financial statements as a whole.

On April 9, 2012, the Company was served with a lawsuit filed in the United States District Court for the Eastern District of Virginia entitled Jonathan Marcum, et al. v. Dolgencorp. Inc. (Civil Action No. 3:12-cv-00108-JRS) (“Marcum”) in which the plaintiffs, one of whose conditional offer of employment was rescinded, allege that certain of the Company’s background check procedures violate the Fair Credit Reporting Act (“FCRA”).  Plaintiff Marcum also alleges defamation. According to the complaint and subsequently filed first and second amended complaints, the plaintiffs seek to represent a putative class of applicants in connection with their FCRA claims. The Company responded to the complaint and each of the amended complaints.  The plaintiffs’ certification motion was due to be filed on or before April 5, 2013; however, plaintiffs asked the court to stay all deadlines in light of the parties’ ongoing settlement discussions (as more fully described below).  On November 12, 2013, the court entered an order lifting the stay but has not issued a new scheduling order in light of the parties’ preliminary agreement to resolve the matter.

The parties have engaged in formal settlement discussions on three occasions, once in January 2013 with a private mediator, and again in March 2013 and July 2013 with a federal magistrate. On February 18, 2014, the parties reached a preliminary agreement to resolve the matter for up to $4.08 million.

On October 16, 2014, the court entered an order preliminarily approving the parties’ proposed settlement.  The final fairness hearing is scheduled for February 26, 2015.

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

At this time, although probable, it is not certain that the court will approve the settlement.   If the court does not approve the settlement and the case proceeds, it is not possible to predict whether Marcum ultimately will be permitted to proceed as a class action under the FCRA, and no assurances can be given that the Company will be successful in its defense on the merits or otherwise.  At this stage in the proceedings, the Company cannot estimate either the size of any potential class or the value of the claims asserted by the plaintiffs if this matter were to proceed.  For this reason, the Company is unable to estimate any potential loss or range of loss; however, if the Company is not successful in its defense efforts, the resolution of this matter could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

On January 29, 2014, the court entered an order, which, among other things, bifurcates the issues of liability and damages during discovery and at trial.  On September 3, 2014, the court modified the scheduling order and ordered the parties to complete fact discovery related to liability by May 15, 2015.  A status conference is scheduled for January 8, 2015.

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

On September 13, 2013, notwithstanding the Company’s opposition, the court granted plaintiff’s motion and remanded the case. The Company filed a petition for permission to appeal to the United States Court of Appeals for the Ninth Circuit on September 23, 2013.  Although the petition for permission to appeal remains pending, based on the Ninth Circuit’s denial of a similar petition filed by the Company in the Main matter (discussed below), the Company filed a petition for coordination of the Main and Varela matters on April 28, 2014.

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

As noted above, on April 28, 2014, the Company petitioned to consolidate the Main and Varela matters.  Following the Company’s consolidation petition, the Main plaintiff agreed to dismiss her complaint, and the parties agreed that the Varela plaintiff would file an amended complaint to include the allegations asserted in the Main complaint.  On November 4, 2014, the Varela plaintiff filed a stipulation with the court seeking an order to file an amended complaint.  The court has not entered an order granting the filing of the amended complaint.  The Company’s answer is due to be filed 35 days after the court enters the order granting the Varela plaintiff leave to file an amended complaint.

On July 22, 2014, a lawsuit entitled Oscar Avila v. Dolgen California, LLC and Does 1 through 50 (Case No. S-1500-CV-282549) (“Avila”) was filed in the Superior Court of the State of California for the County of Kern.  The Avila plaintiff alleges that he and other “key holders” were not provided with meal and rest periods, accurate wage statements and appropriate pay upon termination in violation of California wage and hour laws and seeks to recover alleged unpaid wages, declaratory relief, restitution, pre- and post- judgment interest, statutory penalties and attorneys’ fees and costs.  The Avila plaintiff seeks to represent a putative class of California “key holders” as to these claims.  The Avila plaintiff also asserts a claim for unfair business practices.  The Company has not yet been served with this complaint, and there are no deadlines in this matter.

On November 26, 2014, a lawsuit entitled Kendra Pleasant v. Dollar General Corporation, Dolgencorp, LLC and Does 1 through 50 (Case No. CIVDS1417709 (“Pleasant”) was filed in the Superior Court of the State of California for the County of San Bernardino.  The Pleasant plaintiff alleges that she and other non-exempt employees were not paid for all time worked, reimbursed for necessary business related expenses, provided rest and meal breaks, and provided accurate wage statements in violation of California wage and hour laws.  The Pleasant plaintiff seeks to recover alleged unpaid wages, restitution, interest, statutory penalties, unspecified damages, and attorneys’ fees and costs.  The Pleasant plaintiff also asserts a claim for unfair business practices and seeks to proceed under the PAGA. The Company has not yet been served with this complaint, and there are no deadlines in this matter.

The Company believes that its policies and practices comply with California law and that the Varela, Main, Avila and Pleasant actions are not appropriate for class or similar treatment.  The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Varela, Main, Avila or Pleasant action ultimately will be permitted to proceed as a class, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Varela, Main, Avila and/or Pleasant actions. For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of any of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

On March 28, 2014, the Wass plaintiff moved for conditional certification of her FLSA claims and filed a supplemental brief on June 20, 2014.  On July 25, 2014, the Company filed its response to plaintiff’s motion for conditional certification as well as a motion for summary judgment as to plaintiff’s individual claims.

On October 16, 2014, the court granted the Company’s motion for summary judgment and denied as moot the plaintiff’s motion for conditional class certification of her FLSA claims.  The parties subsequently agreed to resolve this matter for an amount not material to the Company’s consolidated financial statements as a whole.

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

The plaintiffs subsequently petitioned the Sixth Circuit for a writ of mandamus and asked the district court to stay all deadlines in the underlying proceeding pending the Sixth Circuit’s ruling on the writ.  On October 23, 2014, the United States Court of Appeals for the Sixth Circuit denied plaintiff’s petition for writ of mandamus.  To date, the order entered by the district court to stay proceedings pending a decision by the appellate court regarding plaintiffs’ writ of mandamus has not been lifted.

Because of the stay, the Buttry plaintiffs were not required to file their motion for certification of their statewide claims by September 22, 2014, the original deadline for such motion.  At this time, the court has not set a new deadline for this motion, and this matter remains set for trial on February 17, 2015.

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

On August 19, 2014, the court entered a scheduling order, which among other things, requires plaintiff to file motions for class certification of her statewide claims and conditional certification of her claims under the FLSA on or before January 7, 2015.  The Company’s response is due to be filed on or before February 23, 2015.  The order further sets the matter for trial during the weeks of November 2, 9, or 16, 2015.

On July 14, 2014, a lawsuit entitled Leslie Vincino v. Dolgencorp, LLC (Case No. 2014-CA-517) (“Vincino”) was filed in the Circuit Court, Eighth Judicial Circuit, for Levy County, Florida.   The Vincino plaintiff seeks to proceed on a nationwide collective basis under the FLSA on behalf of all similarly situated non-exempt store employees who allegedly were not paid for all hours worked.  The Vincino plaintiff seeks back wages (including overtime), liquidated damages, pre-judgment interest, and attorneys’ fees and costs.  The Vincino plaintiff also asserts individual claims for violation of the Florida Civil Rights Act for alleged discrimination based on alleged unidentified disabilities. For the claims asserted under the Florida Civil Rights Act, the Vincino plaintiff seeks compensatory damages, back wages, front pay, punitive damages, attorneys’ fees and costs.  On August 11, 2014, the Company removed this matter to the United States District Court for the Northern District of Florida (Case No. 1:14-cv-142-RS-GRJ).  The Company filed its answer on August 18, 2014.

On September 25, 2014, the court entered a scheduling order which requires plaintiff to file her motion for conditional class certification of her claims under the FLSA on or before February 23, 2015.  The Company’s response is due to be filed on or before April 9, 2015.

On September 8, 2014, a lawsuit entitled Joyce Riley v. Dolgencorp, LLC (Case No. 2:14-cv-25505) (“Riley”) was filed in the United States District Court for the Southern District of West Virginia.  The Riley plaintiff seeks to proceed on a collective basis under the FLSA on behalf of all similarly situated non-exempt store employees in the state of West Virginia who allegedly were not paid for certain breaks.  The Riley plaintiff seeks back wages (including overtime), liquidated damages, and attorneys’ fees and costs.

The Company filed its answer to the complaint on September 30, 2014.  A scheduling conference is scheduled for December 22, 2014.

The Company believes that its wage and hour policies and practices comply with both the FLSA and state law, including Tennessee and Florida law, and that the Buttry, Harsey, Vincino, and Riley actions are not appropriate for collective or class treatment.  The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Buttry, Harsey, Vincino or Riley action ultimately will be permitted to proceed collectively or as a class, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Buttry, Harsey, Vincino, and/or Riley actions. For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of any of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

On August 28, 2012, the Winn-Dixie plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (Docket No. 12-14527-B). Oral argument was conducted on January 16, 2014, and the appellate court rendered its decision on March 5, 2014, affirming in part and reversing in part the trial court’s decision.  Specifically, the appellate court affirmed the trial court’s dismissal of plaintiffs’ claim for monetary damages but reversed the trial court’s decision denying injunctive relief as to thirteen additional stores and remanded for further proceedings.  On March 26, 2014, the plaintiffs moved the appellate court for rehearing.  That motion was denied on May 2, 2014.  Subsequently, plaintiff filed a motion with the trial court on remand to dismiss stores not located in Florida from the case without prejudice, which the court denied on September 29, 2014.  Further, the parties have, as directed by the trial court, submitted briefs in an effort to clarify the issues to be resolved on remand.  On November 19, 2014, the court issued an order (i) permitting the parties to conduct additional discovery regarding the scope of the restrictive covenants at issue in light of the Eleventh Circuit’s decision, and (ii) scheduling a bench trial to resolve any outstanding issues on the court’s April 20, 2015 docket.

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

8.                                    Segment reporting

The Company manages its business on the basis of one reportable segment. As of October 31, 2014, all of the Company’s operations were located within the United States with the exception of a Hong Kong subsidiary and a liaison office in India, the collective assets and revenues of which are not material. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
(In thousands)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Classes of similar products:
Consumables	$3,645,021	$3,362,796	$10,666,675	$9,859,528
Seasonal	524,623	505,793	1,659,651	1,610,965
Home products	298,878	276,770	867,903	807,986
Apparel	255,887	236,479	776,300	731,743
Net sales	$4,724,409	$4,381,838	$13,970,529	$13,010,222

9.                                    Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which was increased on March 19, 2013 and again on December 4, 2013. As of October 31, 2014, a total of $2.0 billion had been authorized under the program and $223.4 million remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings under the Company’s credit facilities discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 39-week periods ended October 31, 2014, and November 1, 2013, the Company repurchased in the open market approximately 14.1 million shares of its common stock at a total cost of $800.1 million, and approximately 7.8 million shares at a total cost of $420.0 million, respectively.

10.                            Acquisition Proposal

On August 18, 2014, the Company announced it had submitted a proposal to the Board of Directors of Family Dollar Stores, Inc. (“Family Dollar”) to acquire all of the outstanding shares of Family Dollar common stock for $78.50 per share in cash and containing other terms. On August 21, 2014, Family Dollar announced that its Board of Directors had rejected this proposal. On September 2, 2014, the Company announced it had submitted a revised proposal to the Board of Directors of Family Dollar to acquire all of the outstanding shares of Family Dollar common stock for $80.00 per share in cash and a commitment to pay a $500 million reverse break-up fee to Family Dollar in the event that the transaction is not completed for antitrust reasons, along with certain other terms. On September 5, 2014, Family Dollar announced that its Board of Directors had rejected this revised proposal. On September 10, 2014, the Company commenced a tender offer to acquire all outstanding shares of common stock of Family Dollar at $80.00 per share in cash directly from the stockholders of Family Dollar subject to certain conditions. On September 17, 2014, the Board of Directors of Family Dollar recommended that its stockholders reject the tender offer and not tender their shares pursuant to the tender offer.  The Company has extended the expiration date of the tender offer to December 31, 2014. There can be no assurance that an acquisition transaction or the tender offer will be completed on the terms proposed or at all.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of October 31, 2014, and the related condensed consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 31, 2014 and November 1, 2013, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 31, 2014 and November 1, 2013. These financial statements are the responsibility of the Company’s management.

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

December 4, 2014
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

Acquisition Proposal

On August 18, 2014, we announced we had submitted a proposal to the Board of Directors of Family Dollar Stores, Inc. (“Family Dollar”) to acquire all of the outstanding shares of Family Dollar common stock for $78.50 per share in cash and containing other terms. On August 21, 2014, Family Dollar announced that its Board of Directors had rejected this proposal. On September 2, 2014, we announced we had submitted a revised proposal to the Board of Directors of Family Dollar to acquire all of the outstanding shares of Family Dollar common stock for $80.00 per share in cash and a commitment to pay a $500 million reverse break-up fee to Family Dollar in the event that the transaction is not completed for antitrust reasons, along with certain other terms. On September 5, 2014, Family Dollar announced that its Board of Directors had rejected this revised proposal. On September 10, 2014, we commenced a tender offer to acquire all outstanding shares of common stock of Family Dollar at $80.00 per share in cash directly from the stockholders of Family Dollar subject to certain conditions. On September 17, 2014, the Board of Directors of Family Dollar recommended that its stockholders reject the tender offer and not tender their shares pursuant to the tender offer. We have extended the expiration date of the tender offer to December 31, 2014. There can be no assurance that an acquisition transaction or the tender offer will be completed on the terms proposed or at all.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 11,715 stores located in 40 states as of October 31, 2014, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products, pet supplies and tobacco products, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

The core customers we serve are value-conscious, many with low or fixed incomes, and we have always been intensely focused on helping them make the most of their spending dollars.

Like other companies, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties, and the timetable and strength of economic recovery for our core customers remains uncertain. The longer our customers have to manage under such negative conditions, the more difficult it is for them to stretch their spending dollars, not only for discretionary purchases (as has been the case in recent years) but also for non-discretionary purchases. During this period of extended economic weakness, we have achieved significant success by responding to our customers’ needs for value and convenience, in part, by increasing our offerings of basic consumables. In recent years, other retailers, including many of those in the dollar, discount and drug sectors, have expanded their consumables offerings. In addition, these retailers, as well as others, such as those in the mass merchandising and grocery sectors, have increased their promotional activities. The promotional environment continues to be competitive.

We remain focused on executing our four operating priorities, which are: 1) drive productive sales growth, 2) increase, or enhance, our gross profit margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand our culture of serving others.

We seek to drive productive sales growth through increasing customer traffic, unit sales and average transaction amount in our same-stores and by adding new stores, as well as remodeling and relocating stores. We opened 617 new stores in the first three quarters of 2014 and plan to open 700 stores for the full year. In the first quarter of 2013, we made a strategic decision to add tobacco products in our stores with the primary goal of increasing customer traffic. The rollout of tobacco products was substantially executed between March and June of 2013. In addition, in the first half of 2013, we expanded the number of coolers for refrigerated and frozen foods and beverages in over 1,600 existing stores. Tobacco products and perishables were the most significant drivers of same-store sales growth in 2013 and continued to increase at a faster rate than overall same-store sales through the 2014 third quarter. As expected, the addition of tobacco products and the increased proportion of sales of perishables have posed challenges to our second priority of enhancing our gross profit rate because these products generally have lower profit margins.

Ongoing initiatives to enhance our gross profit rate include merchandise category management, utilization of private brands, inventory shrink reduction initiatives, efforts to improve distribution and transportation efficiencies, and strategic focus on pricing and markdowns, while remaining committed to our everyday low price strategy. We remain committed to our seasonal, home, and apparel categories, which generally have higher gross profit rates. While we are encouraged by improvement in our sales of home products and apparel in 2014, we expect the growth rate of consumables to continue to outpace the growth rate of non-consumables throughout the remainder of the year. Commodities cost inflation has been minimal in 2014 and throughout 2013 and, in some instances, we experienced a decrease in such costs. Accordingly, overall price increases passed through to our customers have been minimal.

We remain committed to reducing costs, particularly selling, general and administrative expenses (“SG&A”) that do not affect the customer experience.  In 2012 and 2013, we successfully reduced our retail labor costs as a percentage of sales, in part, by optimizing our workforce management system and simplifying or eliminating various tasks performed in the stores, and we are continuing these efforts in 2014. In addition, we believe we have additional opportunities to reduce costs through our focused procurement efforts.  However, we expect overall SG&A to be a higher percentage of sales in 2014 than in 2013 due to several factors, including the year-over-year impact of a significant reduction in incentive compensation in 2013 and an increase in 2014 store occupancy costs resulting from a sale-leaseback transaction completed at the end of 2013.

We have continued our mission of serving others by striving to give our customers clean, well-stocked stores with quality products at low prices and our employees an environment that attracts and retains talented personnel and by supporting our store communities through our charitable and other efforts.

The following highlights the results of the third quarter of 2014 over the comparable 2013 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                 Net sales increased 7.8% to $4.72 billion. Sales in same-stores increased 2.8% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended October 31, 2014 were $220.

•                 Gross profit, as a percentage of sales, was 30.1% in the 2014 period compared to 30.3% in the 2013 period, a decline of 18 basis points. We experienced an increase in promotional and clearance markdowns as well as an increase in the proportion of overall sales from lower margin consumables categories, including tobacco products and perishables, partially offset by higher initial inventory markups and an improved shrink rate.

•                 SG&A, as a percentage of sales, was 21.8% compared to 21.4% in the 2013 period, an increase of 38 basis points, which includes 17 basis points for costs related to the acquisition proposal referenced above. The increase in SG&A reflects increases in rent, utilities and incentive compensation expenses, partially offset by convenience fees for cash back from debit card transactions and store labor efficiencies.

•                 Interest expense was relatively constant, increasing by $0.3 million to $21.8 million in the 2014 period. Total outstanding debt (including the current portion of long-term obligations) as of October 31, 2014 was $2.77 billion.

•                 Net income was $236.3 million, or $0.78 per diluted share, compared to net income of $237.4 million, or $0.74 per diluted share, in the 2013 period. Diluted shares outstanding decreased by 18.4 million shares, reflecting the impact of share repurchases in earlier periods.

•                 Cash generated from operating activities was $840.5 million during the 39-week period ended October 31, 2014, compared to $760.6 million in the comparable prior year period. At October 31, 2014, we had a cash balance of $216.2 million.

•                 Inventory turnover was 4.8 times on a rolling four-quarter basis. Inventories increased 2% on a per store basis over the 2013 period.

•                 During the 39 weeks ended October 31, 2014, we opened 617 new stores, remodeled or relocated 874 stores and closed 34 stores, resulting in a store count of 11,715 as of October 31, 2014.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2014 and 2013, which represent the 52-week fiscal years ending and ended January 30, 2015 and January 31, 2014, respectively. References to the third quarter accounting periods for 2014 and 2013 contained herein refer to the 13-week accounting periods ended October 31, 2014 and November 1, 2013, respectively.

Seasonality. The nature of our business is moderately seasonal. Primarily because of sales of holiday-related merchandise, sales in our fourth quarter (November, December and January) have historically been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

The following table contains results of operations data for the 13-week and 39-week periods ended October 31, 2014 and November 1, 2013, and the dollar and percentage variances among those periods:

(amounts in millions,	13 Weeks Ended		2014 vs. 2013		39 Weeks Ended		2014 vs. 2013
except per share	Oct. 31,	Nov. 1,	Amount	%	Oct. 31,	Nov. 1,	Amount	%
amounts)	2014	2013	change	change	2014	2013	change	change
Net sales by category:
Consumables	$3,645.0	$3,362.8	$282.2	8.4%	$10,666.7	$9,859.5	$807.1	8.2%
% of net sales	77.15%	76.74%			76.35%	75.78%
Seasonal	524.6	505.8	18.8	3.7	1,659.7	1,611.0	48.7	3.0
% of net sales	11.10%	11.54%			11.88%	12.38%
Home products	298.9	276.8	22.1	8.0	867.9	808.0	59.9	7.4
% of net sales	6.33%	6.32%			6.21%	6.21%
Apparel	255.9	236.5	19.4	8.2	776.3	731.7	44.6	6.1
% of net sales	5.42%	5.40%			5.56%	5.62%
Net sales	$4,724.4	$4,381.8	$342.6	7.8%	$13,970.5	$13,010.2	$960.3	7.4%
Cost of goods sold	3,300.7	3,053.3	247.3	8.1	9,733.5	9,009.3	724.2	8.0
% of net sales	69.86%	69.68%			69.67%	69.25%
Gross profit	1,423.7	1,328.5	95.3	7.2	4,237.1	4,000.9	236.1	5.9
% of net sales	30.14%	30.32%			30.33%	30.75%
Selling, general and administrative expenses	1,029.6	938.3	91.4	9.7	3,034.7	2,802.9	231.8	8.3
% of net sales	21.79%	21.41%			21.72%	21.54%
Operating profit	394.1	390.2	3.9	1.0	1,202.4	1,198.1	4.3	0.4
% of net sales	8.34%	8.91%			8.61%	9.21%
Interest expense	21.8	21.5	0.3	1.4	66.7	66.7	0.0	0.0
% of net sales	0.46%	0.49%			0.48%	0.51%
Other (income) expense	-	-	-	-	-	18.9	(18.9)	(100.0)
% of net sales	0.00%	0.00%			0.00%	0.15%
Income before income taxes	372.3	368.7	3.6	1.0	1,135.7	1,112.5	23.2	2.1
% of net sales	7.88%	8.41%			8.13%	8.55%
Income taxes	136.0	131.3	4.7	3.5	425.7	409.6	16.1	3.9
% of net sales	2.88%	3.00%			3.05%	3.15%
Net income	$236.3	$237.4	$(1.1)	(0.5)%	$710.0	$702.9	$7.0	1.0%
% of net sales	5.00%	5.42%			5.08%	5.40%
Diluted earnings per share	$0.78	$0.74	$0.04	5.4%	$2.32	$2.16	$0.16	7.4%

13 WEEKS ENDED OCTOBER 31, 2014 AND NOVEMBER 1, 2013

Net Sales. The net sales increase in the 2014 third quarter reflects a same-store sales increase of 2.8% compared to the 2013 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2014 quarter, there were 10,888 same-stores which accounted for sales of $4.5 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. Consumables sales continued to increase at a higher rate than non-consumables in the 2014 quarter, with the most significant growth related to tobacco products and strong sales of perishables and candy and snacks. Same-store sales growth was solid in home products and apparel. The sales increase was also impacted by new stores, partially offset by sales from closed stores.

Gross Profit. Gross profit increased by 7.2%, and as a percentage of sales, decreased by 18 basis points to 30.1% in the 2014 third quarter. Our product category with the lowest gross profit rate is consumables, and this category continues to comprise a larger portion of our net sales, primarily as a result of increased sales of lower margin tobacco and perishable products. The gross profit rate decrease in the 2014 period as compared to the 2013 period also reflects an increase in markdowns, primarily due to increased promotional and inventory clearance activity. These factors were partially offset by higher initial inventory markups and an improved rate of inventory shrinkage. We recorded a LIFO provision of $2.2 million in the 2014 period compared to a LIFO benefit of $3.7 million in the 2013 period.

SG&A. Selling, general and administrative expense was 21.8% as a percentage of sales in the 2014 period compared to 21.4% in the 2013 period, an increase of 38 basis points. The 2014 results reflect increases in rent, utilities and incentive compensation expenses, as well as expenses of $8.2 million, or 17 basis points as a percentage of sales, related to our ongoing efforts to acquire Family Dollar. Offsetting these items were convenience fees charged to customers for cash back on debit card transactions as well as retail labor expense, which increased at a rate lower than our increase in sales.

Interest Expense. Interest expense in the 2014 period was comparable to the amount in the same period in 2013.

Income Taxes. The effective income tax rate for the 2014 period was 36.5% compared to a rate of 35.6% for the 2013 period which represents a net increase of 0.9 percentage points. The effective tax rate increase was due to the expiration of various federal job credit programs (primarily the Work Opportunity Tax Credit) for eligible employees hired after December 31, 2013.  When these credit programs have expired in the past, most recently impacting our 2012 fiscal year, Congress has re-instated them on a retroactive basis.  It is uncertain as to whether or when this will occur on this occasion. Nondeductible acquisition-related expenses incurred in connection with the pending Family Dollar acquisition proposal also increased the effective tax rate for the period.  These increases were partially offset by 2014 expense decreases associated with reductions in reserves for uncertain state tax positions as compared to additions that occurred in the 2013 period.  Both the 2014 and the 2013 periods benefited from reductions in federal uncertain tax positions (due to the favorable resolution of income tax examinations and the lapsing of the assessment period associated with previously filed income tax returns) of a similar amount.

39 WEEKS ENDED OCTOBER 31, 2014 AND NOVEMBER 1, 2013

Net Sales. The net sales increase in the 2014 period reflects a same-store sales increase of 2.1% compared to the 2013 period. In the 2014 period, our 10,888 same-stores accounted for sales of $13.1 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the sales increase was attributable to new stores, partially offset by sales from closed stores.

Gross Profit. For the 2014 period, gross profit increased by 5.9%, and as a percentage of sales, decreased by 42 basis points to 30.3%. The gross profit rate decrease in the 2014 period as compared to the 2013 period was impacted by an increase in markdowns, primarily due to increased promotional and inventory clearance activity. In addition, consumables comprised a larger portion of our net sales, primarily as a result of increased sales of lower margin consumables such as tobacco and perishable products. These factors were partially offset by higher initial markups on inventory purchases. We recorded a LIFO provision of $3.1 million in the 2014 period compared to a LIFO benefit of $6.6 million in the 2013 period.

SG&A. Selling, general and administrative expense was 21.7% as a percentage of sales in the 2014 period compared to 21.5% in the 2013 period, an increase of 18 basis points. The 2014 results reflect expenses of $8.2 million, or 6 basis points as a percentage of sales, related to our ongoing efforts to acquire Family Dollar, while the 2013 results include expenses of $8.5 million, or 7 basis points as a percentage of sales, for a legal settlement of a previously decertified collective action. Rent, utilities and incentive compensation expenses contributed to the increase in SG&A expense as a percentage of sales, while retail labor expense increased at a rate lower than our increase in sales. In addition, workers’ compensation and general liability expenses declined in the 2014 period compared to the 2013 period.

Interest Expense. Interest expense in the 2014 period was comparable to the amount in the same period in 2013.

Other (Income) Expense. In the 2013 period, we recorded pretax losses of $18.9 million resulting from a refinancing and the related termination of senior secured credit facilities.

Income Taxes. The effective income tax rate for the 2014 period was 37.5% compared to a rate of 36.8% for the 2013 period which represents a net increase of 0.7 percentage points. The effective tax rate increase was due to the expiration of various federal job credit programs (primarily the Work Opportunity Tax Credit) for eligible employees hired after December 31, 2013.  When these credit programs have expired in the past, most recently impacting our 2012 fiscal year, Congress has re-instated them on a retroactive basis.  It is uncertain as to whether or when this will occur on this occasion.  Nondeductible acquisition-related expenses incurred in connection with the pending Family Dollar acquisition proposal also increased the effective tax rate for the period.  These increases were partially offset by 2014 expense decreases associated with reductions in reserves for uncertain state tax positions as compared to additions that occurred in the 2013 period.  Both the 2014 and the 2013 periods benefited from reductions in federal uncertain tax positions (due to the favorable resolution of income tax examinations and the lapsing of the assessment period associated with previously filed income tax returns) of a similar amount.

Liquidity and Capital Resources

Facilities

In April 2013, we consummated a refinancing pursuant to which we terminated our existing senior secured credit agreements, entered into a five-year $1.85 billion unsecured credit agreement, and issued senior notes with a face value of $1.3 billion. Our senior unsecured credit facilities (the “Facilities”) consist of a senior unsecured term loan facility with an initial balance of $1.0 billion (the “Term Facility”) and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to

$250.0 million. We may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million.

Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of October 31, 2014 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. We must also pay a facility fee on any used and unused amounts of the Facilities and letter of credit fees.  The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on our long-term senior unsecured debt ratings.

The Term Facility amortizes in quarterly installments of $25.0 million, which commenced on August 1, 2014. The final quarterly payment of the then-remaining balance will be due at maturity on April 11, 2018. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants which place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of October 31, 2014, we were in compliance with all such covenants.  The Facilities also contain customary affirmative covenants and events of default.

As of October 31, 2014, we had total outstanding letters of credit of $52.5 million, $31.2 million of which were issued under the Revolving Facility, and borrowing availability under the Revolving Facility was $818.8 million.

For the remainder of fiscal 2014, we anticipate potential borrowings under the Revolving Facility up to a maximum of approximately $450.0 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Senior Notes

On April 11, 2013, as part of our refinancing, we issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.5 million, which mature on April 15, 2018, and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $2.4 million, which mature on April 15, 2023. We also have outstanding $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which mature on July 15, 2017. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as modified by supplemental indentures relating to each series of Senior Notes (as so supplemented, the “Senior Indenture”).  Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year.

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

Current Financial Condition / Recent Developments

At October 31, 2014, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.77 billion. We had $818.8 million available for borrowing under our Revolving Facility at that date. We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months as well as the next several years.

Our inventory balance represented approximately 52% of our total assets exclusive of goodwill and other intangible assets as of October 31, 2014. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

On August 18, 2014, as a result of our proposal to acquire Family Dollar, Standard and Poor’s placed all of our credit ratings on watch with negative implications and Moody’s placed all of our credit ratings on review for downgrade. Our current credit ratings are BBB- from Standard and Poor’s and Baa3 from Moody’s. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

In connection with the company’s proposal to acquire Family Dollar, we have received commitments from lenders to provide financing that may be required by such an acquisition. See “Acquisition Proposal” for information about our proposed acquisition of Family Dollar.

Cash flows from operating activities. Cash flows from operating activities were $840.5 million in the first three quarters of 2014, an increase of $80.0 million compared to the corresponding 2013 period. Merchandise inventories increased by a greater amount in the 2014 period compared to the 2013 period, which was offset by accounts payable, which increased by $100.5 million in the 2014 period but declined slightly in the 2013 period. The increase in accounts payable during the 2014 period was due primarily to increases in domestic merchandise receipts. On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories rose 9% during the 2014 period compared to an 8% increase in the corresponding 2013 period. In the 2014 period compared to the respective 2013 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased 13% compared to a 16% increase; the seasonal category increased by 3% compared to a 1% increase; the home products category increased by 7% compared to a 10% increase; and apparel increased by 1% compared to a 14% decline.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2014 period included the following approximate amounts: $104 million for improvements, upgrades, remodels and relocations of existing stores; $86 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $36 million for distribution and transportation-related capital expenditures; $29 million for stores built by us; and $28 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2014 period, we opened 617 new stores and remodeled or relocated 874 stores, including the limited scope remodels discussed below.

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

Capital expenditures during 2014 are projected to be approximately $400 million. We anticipate funding 2014 capital requirements with existing cash balances, cash flows from operations, and if necessary, our Revolving Facility. We plan to continue to invest in store growth and development with approximately 700 new stores and approximately 500 stores to be relocated or remodeled in our traditional manner. We have also begun the implementation of a limited-scope remodeling program to refresh some of our older, smaller stores with the goal of increasing sales by making them more appealing to our customers. We currently plan to have completed 400 of these limited-scope remodels by the end of 2014. Capital expenditures for the remainder of 2014 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain and technology initiatives; and routine and ongoing capital requirements.

Cash flows from financing activities. Borrowings and repayments under the Revolving Facility during the 2014 period were the same amount, netting to zero, compared to net repayments of $24.9 million during the 2013 period. During the 2014 and 2013 periods, we repurchased 14.1 million and 7.8 million outstanding shares of our common stock at a total cost of $800.1 million and $420.0 million, respectively. Proceeds from the issuance of long-term obligations in the 2013 period include the $1.0 billion unsecured Term Facility and the issuance of the Senior Notes totaling approximately $1.3 billion, the proceeds from which were used to extinguish our previous secured term loan and revolving credit facilities. We also paid debt issuance costs and hedging fees totaling $29.2 million in the 2013 period related to our refinancing.

Share Repurchase Program

We have an existing common stock repurchase program with a total remaining authorization of approximately $223.4 million at December 3, 2014. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and the authorization has no expiration date.

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

(b)                              Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended October 31, 2014 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) ($)
08/02/14-08/31/14	-	-	-	223,417,000
09/01/14-09/30/14	-	-	-	223,417,000
10/01/14-10/31/14	-	-	-	223,417,000
Total	-	-	-	223,417,000

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

DOLLAR GENERAL CORPORATION

Date: December 4, 2014	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Summary of Non-Employee Director Compensation (effective January 31, 2015)

10.2

Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan

10.3

Form of Stock Option Award Agreement (approved August 26, 2014) for awards beginning December 2014 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan

10.4

Form of Performance Share Unit Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan

10.5

Form of Restricted Stock Unit Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan

10.6	Dollar General Corporation Non-Employee Director Deferred Compensation Plan (approved December 3, 2014)

10.7

Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan

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