Form 10-K
period 2015-01-30
DOLLAR GENERAL CORP
filed 2015-03-20
CIK 29534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2015

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate fair market value of the registrant's common stock outstanding and held by non-affiliates as of August 1, 2014 was $16.89 billion calculated using the closing market price of our common stock as reported on the NYSE on such date ($55.77). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

         The registrant had 303,415,449 shares of common stock outstanding as of March 12, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 27, 2015.

 INTRODUCTION

General

        This report contains references to years 2015, 2014, 2013, 2012, 2011, and 2010, which represent fiscal years ending or ended January 29, 2016, January 30, 2015, January 31, 2014, February 1, 2013, February 3, 2012, and January 28, 2011, respectively. Our fiscal year ends on the Friday closest to January 31, and each of the years listed will be or were 52-week years, with the exception of 2011 which consisted of 53 weeks. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

        Solely for convenience, our trademarks and tradenames may appear in this report without the ® or TM symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward-Looking Statements

        We include "forward-looking statements" within the meaning of the federal securities laws throughout this report, particularly under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Note 8—Commitments and Contingencies," among others. You can identify these statements because they are not limited to historical fact or they use words such as "may," "will," "should," "could," "believe," "anticipate," "project," "plan," "expect," "estimate," "forecast," "goal," "potential," "opportunity," "intend," "will likely result," or "will continue" and similar expressions that concern our strategy, plans, intentions or beliefs about future occurrences or results. For example, all statements relating to our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans, objectives and expectations for future operations, growth or initiatives; or the expected outcome or effect of legislative or regulatory changes or initiatives, pending or threatened litigation or audits are forward-looking statements.

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

 PART I

ITEM 1.    BUSINESS

General

        We are the largest discount retailer in the United States by number of stores, with 11,879 stores located in 43 states as of February 27, 2015, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumables, seasonal, home products and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our merchandise at everyday low prices (typically $10 or less) through our convenient small-box locations, with selling space averaging approximately 7,400 square feet.

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

        In fiscal year 2014, we achieved our 25th consecutive year of same-store sales growth. This growth, regardless of economic conditions, suggests that we have a less cyclical business model than most retailers and, we believe, is a result of our compelling value and convenience proposition.

        Compelling Value and Convenience Proposition.    Our ability to deliver highly competitive prices on national brand and quality private brand products in convenient locations and our easy "in and out" shopping format create a compelling shopping experience that distinguishes us from other discount retailers as well as convenience, drug and grocery retailers. Our slogan "Save time. Save money. Every day!" summarizes our appeal to customers. We believe our ability to effectively deliver both value and convenience allows us to succeed in small markets with limited shopping alternatives, as well as to profitably coexist alongside larger retailers in more competitive markets. Our value and convenience proposition is evidenced by the following attributes of our business model:

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

  •
  Everyday Low Prices on Quality Merchandise.  Our research indicates that we offer a price advantage over most food and drug retailers and that our prices are highly competitive with even the largest discount retailers. As such, we believe our emphasis on affordability continues to resonate with our customers, propelling growth in sales, unit share, and dollar share as indicated in syndicated market share gains. Our ability to offer everyday low prices on quality merchandise is supported by our low-cost operating structure and our strategy to maintain a limited number of stock keeping units ("SKUs") per category, which we believe helps us maintain strong purchasing power. Most items are priced at $10 or less, with approximately 25% at $1 or less. We offer quality nationally advertised brands at these everyday low prices in addition to offering our own comparable quality private brands at value prices.

        Substantial Growth Opportunities.    We believe we have substantial long-term growth potential in the U.S. We have identified significant opportunities to add new stores in both existing and new markets. In addition, we have opportunities to relocate or remodel locations within our existing store base to better serve our customers.

        Our attractive store economics, including a relatively low initial investment and simple, low cost operating model have allowed us to grow our store base to current levels and provide us significant opportunities to continue our profitable store growth strategy.

Our Operating Priorities

        We believe we continue to have significant opportunities to drive profitable growth by continuing to expand upon our simple business model, which is largely focused on serving the needs of low and fixed income consumers, segments of the U.S. population that have continued to grow over the past several years. We believe our four key operating priorities are critical to the long-term growth and profitability of our company. These priorities are 1) drive productive sales growth; 2) enhance our gross profit rate; 3) leverage process improvements and information technology to reduce costs; and 4) strengthen and expand Dollar General's culture of serving others.

        Drive Productive Sales Growth.    We believe our customer-driven merchandise mix and attractive value proposition, combined with the impact of our remodeled and relocated stores provide a strong basis for increased same-store sales. On a comparable 52-week basis, our same-store sales increased 2.8% in 2014, 3.3% in 2013 and 4.7% in 2012. Our average net sales per square foot, based on total stores, increased to $223 in 2014 from $220 in 2013 and $216 in 2012.

        In 2014 we continued to innovate in our ongoing pursuit to maximize the sales productivity of our stores, experiencing continued success of our 2013 introduction of tobacco products with positive comparable same-store sales after the anniversary. Among other initiatives, we further expanded our perishables offerings to meet the needs of our customer and renewed our focus on $1 to $5 items, with more than 75% of our SKUs at 2014 year-end priced at $5 or less. Selling tobacco products and perishables drives more frequent shopping trips by our existing customers and attracts new customers by making our stores more relevant to a broader customer base. We believe we have opportunities to increase our store productivity in 2015 through continued improvements in store space utilization, pricing and markdown optimization and additional merchandising initiatives, such as furthering the successful launch of our DG Digital Coupons program, which allows our customers to access digital coupons via the internet, smartphones and similar devices.

        Our new store expansion strategy also is a critical element of our priority to drive productive sales growth. We have confidence in our real estate disciplines and in our ability to identify, open and operate successful new stores. In 2014, we opened 700 new stores and increased our selling square footage by over 6%. We invest significant time and energy into analyzing new store opportunities. Our site selection technology affirms our confidence in our ability to accelerate the expansion of our store base in 2016. In 2015, we plan to open 730 new stores and increase our square footage by 6% as we continue to expand in our core markets as well as newer states. We also plan to continue to remodel stores to update our appearance and relocate stores to increase square footage, where needed, improve visibility and accessibility or to obtain more attractive lease terms.

        Enhance Our Gross Profit Rate.    Another key component of our growth strategy is enhancing our gross profit rate.

        We remain committed to an everyday low price ("EDLP") strategy that our customers can depend on. To strengthen our adherence to this strategy and still maximize gross profit, we utilize various pricing and merchandising options, including limited zone pricing, markdown optimization strategies and changes to our product selection, such as alternate national brands and private brands, which generally have higher gross profit rates. A successful first full year of offering tobacco products and our continued expansion of perishable food items contributed significantly to increases in sales and gross profit dollars during 2014, although, as expected, at a lower gross profit rate as a percentage of sales. Importantly, we believe these categories are instrumental to attaining our goals of driving more frequent shopping trips, higher average ticket, and attracting new customers. We believe our initiatives to improve inventory shrinkage are having an impact, with our inventory shrinkage rate as a percent to sales leveling off in 2014 compared to 2013. In addition, we maintain an ongoing focus on reducing transportation and distribution costs as well as efforts to minimize inventory damages.

        Over the long term, we will continue our efforts to reduce product costs through shrink reduction, further expansion of our private brands, foreign sourcing, the use of online procurement auctions and incremental distribution and transportation efficiencies. We also plan to continue to refine our product selection to meet our customers' needs in our home, apparel and seasonal categories, which generally have higher gross profit rates than consumables.

        Leverage Process Improvements and Information Technology to Reduce Costs.    As part of our ongoing efforts to improve our cost structure and enhance efficiencies throughout the organization, in 2014 we made further progress in simplifying our store processes. This progress contributed to a reduction in store labor as a percentage of sales. In addition, we realized cost savings from our centralized procurement initiative and other expense reduction efforts. In 2015, we expect to achieve further savings from our mining for cost reduction initiatives and will remain focused on controlling those expenses that are within our control. Factors primarily related to our cash incentive compensation plan caused certain expenses in 2014 to be higher than in 2013, as explained in further detail in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this report.

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

        Our stores generally offer approximately 11,000 total SKUs per store; however, the number of SKUs in a given store can vary based upon the store's size, geographic location, merchandising initiatives, seasonality, and other factors. Most of our products are priced at $10 or less, with approximately 25% at $1 or less and over 75% at $5 or less. We separate our merchandise into four categories: 1) consumables; 2) seasonal; 3) home products; and 4) apparel.

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

        The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2014	2013	2012
Consumables	75.7%	75.2%	73.9%
Seasonal	12.4%	12.9%	13.6%
Home products	6.4%	6.4%	6.6%
Apparel	5.5%	5.5%	5.9%

        Our seasonal and home products categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

        The typical Dollar General store has, on average, approximately 7,400 square feet of selling space and is typically operated by a store manager, one or more assistant store managers, and three or more sales associates. Approximately 68% of our stores are in freestanding buildings and 32% are in strip shopping centers. Most of our customers live within three to five miles, or a 10 minute drive, of our stores.

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

        Our store growth over the past three years is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Year
2012	9,937	625	56	569	10,506
2013	10,506	650	24	626	11,132
2014	11,132	700	43	657	11,789

Our Customers

        Our customers seek value and convenience. Depending on their financial situation and geographic proximity, customers' reliance on Dollar General varies from using Dollar General for fill-in shopping, to making periodic trips to stock up on household items, to making weekly or more frequent trips to meet most essential needs. We generally locate our stores and plan our merchandise selections to best serve the needs of our core customers, the low and fixed income households often underserved by other retailers, and we are focused on helping them make the most of their spending dollars. At the same time, however, loyal Dollar General shoppers from a wide range of income brackets and life stages appreciate our quality merchandise as well as our attractive value and convenience proposition.

        To attract new and retain existing customers, we continue to focus on product quality, product selection, in-stock levels, pricing, targeted advertising, store standards, convenient site locations, and a pleasant overall customer experience.

Our Suppliers

        We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise, such as Procter & Gamble, PepsiCo, Coca-Cola, Nestle, General Mills, Unilever, Kimberly Clark, Kellogg's and Nabisco. Despite our broad offering, we maintain only a limited number of SKUs per category, giving us a pricing advantage in dealing with our suppliers. Our largest and second largest suppliers each accounted for approximately 7% of our purchases in 2014. Our private brands come from a diversified supplier base. We directly imported approximately $770 million or 6% of our purchases at cost (9% of our purchases based on their retail value) in 2014. Our vendor arrangements generally provide for payment for such merchandise in U.S. dollars.

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

Distribution and Transportation

        Our stores are currently supported by twelve distribution centers located strategically throughout our geographic footprint. We have also broken ground on our 13th distribution center in San Antonio, Texas which we expect to be operational by the end of 2015. We lease additional temporary warehouse space as necessary to support our distribution needs. Over the past few years we have made significant investments in facilities, technological improvements and upgrades, and we continue to improve work processes, all of which increase our efficiency and ability to support our merchandising and operations initiatives as well as our new store growth. We continually analyze and rebalance the network to ensure that it remains efficient and provides the service our stores require. See "—Properties" for additional information pertaining to our distribution centers.

        Most of our merchandise flows through our distribution centers and is delivered to our stores by third-party trucking firms, utilizing our trailers. During 2014, the entire trucking industry experienced driver capacity issues and these shortages affected our transportation costs. Further, our agreements with trucking firms are based on estimated costs of diesel fuel, with the difference in estimated and current market fuel costs passed through to us. In late 2014, we began to see a decline in global oil prices which had a corresponding effect on the price of diesel fuel. The costs of diesel fuel are significantly influenced by international, political and economic circumstances. If fuel price increases were to occur for any reason, including fuel supply shortages or unusual price volatility, the resulting higher fuel prices could materially increase our transportation costs.

Seasonality

        Our business is seasonal to a certain extent. Generally, our highest sales volume occurs in the fourth quarter, which includes the Christmas selling season, and the lowest occurs in the first quarter. In addition, our quarterly results can be affected by the timing of certain holidays, the timing of new store openings and store closings, the amount of sales contributed by new and existing stores, as well as financial transactions such as stock repurchases. We typically purchase substantial amounts of inventory in the third quarter and incur higher shipping and payroll costs in anticipation of increased sales activity during the fourth quarter. In addition, we carry merchandise during our fourth quarter that we do not carry during the rest of the year, such as gift sets, holiday decorations, certain baking items, and a broader assortment of toys and candy.

        The following table reflects the seasonality of net sales, gross profit, and net income by quarter for each of the quarters of our three most recent fiscal years. Each of the quarters reflected below were comprised of 13 weeks.

(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended January 30, 2015
Net sales	$4,522.1	$4,724.0	$4,724.4	$4,939.1
Gross profit	1,357.7	1,455.6	1,423.7	1,565.4
Net income(a)	222.4	251.3	236.3	355.4
Year Ended January 31, 2014
Net sales	$4,233.7	$4,394.7	$4,381.8	$4,493.9
Gross profit	1,295.1	1,377.3	1,328.5	1,434.8
Net income(b)	220.1	245.5	237.4	322.2
Year Ended February 1, 2013
Net sales	$3,901.2	$3,948.7	$3,964.6	$4,207.6
Gross profit	1,228.3	1,263.2	1,226.1	1,367.8
Net income(c)	213.4	214.1	207.7	317.4

(a)
Includes expenses, net of income taxes, of $7.4 million and $1.3 million, respectively, related to an attempted business acquisition in the third and fourth quarters of 2014.

(b)
Includes expenses, net of income taxes, of $11.5 million related to the termination of credit facilities in the first quarter of 2013.

(c)
Includes expenses, net of income taxes, of $17.7 million related to the redemption of long-term obligations in the second quarter of 2012.

Our Competition

        We operate in the basic discount consumer goods market, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, warehouse club, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. Our direct competitors include Family Dollar, Dollar Tree, Fred's, 99 Cents Only and various local, independent operators, as well as Walmart, Target, Kroger, Aldi, Walgreens, CVS, and Rite Aid, among others. Certain of our competitors have greater financial, distribution, marketing and other resources than we do.

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

Our Employees

        As of February 27, 2015, we employed approximately 105,500 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel and distribution center and administrative personnel. We have increasingly focused on recruiting, training, motivating and retaining employees, and we believe that the quality, performance and morale of our employees have increased as a result. We currently are not a party to any collective bargaining agreements.

Our Trademarks

        We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including without limitation the trademarks Dollar General®, Dollar General Market®, Clover Valley®, DG®, DG Deals®, Forever Pals®, I*Magine®, OT Sport®, Smart & Simple®, trueliving®, Sweet Smiles®, Open Trails®, Bobbie Brooks®, Comfort Bay®, Holiday Style®, and Ever PetTM along with variations and formatives of these trademarks as well as certain other trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

        We also hold an exclusive license to the Rexall brand through March 5, 2020.

Available Information

        Our Internet website address is www.dollargeneral.com. We file with or furnish to the Securities and Exchange Commission (the "SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents. These documents are available free of charge to investors on or through the Investor Information section of our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as Dollar General, that file electronically with the SEC. The address of that website is http://www.sec.gov.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or liquidity. These risks are not the only risks we face. Our business, financial condition, results of operations or liquidity could also be adversely affected by additional factors that apply to all companies generally or by risks not currently known to us or that we currently view to be immaterial. We can provide no assurance and make no representation that our risk mitigation efforts, although we believe they are reasonable, will be successful.

         Current economic conditions and other economic factors may adversely affect our financial performance and other aspects of our business by negatively impacting our customers' disposable income or discretionary spending, increasing our costs of goods sold and selling, general and administrative expenses, and adversely affecting our sales or profitability.

        We believe many of our customers have fixed or low incomes and generally have limited discretionary spending dollars. Any factor that could adversely affect that disposable income would decrease our customers' spending and could cause our customers to shift their spending to products other than those sold by us or to our less profitable product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, a change in the mix of products we sell, and a reduction in profitability due to lower margins. Factors that could reduce our customers' disposable income and over which we exercise no influence include but are not limited to adverse economic conditions such as increased or sustained high unemployment or underemployment levels, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws, concerns over government mandated participation in health insurance programs and increasing healthcare costs, and decreases in government subsidies such as unemployment and food assistance programs.

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

        We have strategies and initiatives (such as those relating to merchandising, sourcing, shrink, private brand, distribution and transportation, store operations, expense reduction, and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition and to achieve our financial plans. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation, particularly in light of the diverse geographic locations of our stores and the decentralized nature of our field management. General implementation also may be negatively affected by other risk factors described herein. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management's estimates could adversely affect our business, results of operations and financial condition.

        The success of our merchandising initiatives, particularly those with respect to non-consumable merchandise and store-specific products and allocations, depends in part upon our ability to predict consistently and successfully the products that our customers will demand and to identify and timely respond to evolving trends in demographics and consumer preferences, expectations and needs. If we are unable to select products that are attractive to customers, to obtain such products at costs that allow us to sell them at an acceptable profit, or to effectively market such products, our sales, market share and profitability could be adversely affected. If our merchandising efforts in the non-consumables area or the higher margin areas within consumables are unsuccessful, we could be further adversely affected by our inability to offset the lower margins associated with our consumables business. Further, our merchandising efforts in the consumables area, including tobacco products, may not generate the net sales growth and increase customer traffic to the levels needed to offset the lower margins generated by sales of consumables and maintain our targeted gross profit margins.

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

        We are subject to the risk of inventory loss and theft. We experience significant inventory shrinkage and cannot be sure that incidences of inventory loss and theft will decrease in the future or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security or other costs to combat inventory theft, our results of operations and financial condition could be affected adversely.

         We face intense competition that could limit our growth opportunities and adversely impact our financial performance.

        The retail business is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, customer service, aggressive promotional activity, customers, and employees. We compete with retailers operating discount, mass merchandise, warehouse club, grocery, drug, convenience, variety and other specialty stores. This competitive environment subjects us to the risk of adverse impact to our financial performance because of the lower prices, and thus the lower margins, that may be required to maintain our competitive position. Also, companies like ours, due to customer demographics and other factors, may have limited ability to increase prices in response to increased costs without losing competitive position. This limitation may adversely affect our margins and financial performance. Certain of our competitors have greater financial, distribution, marketing and other resources than we do and may be able to secure better arrangements with suppliers than we can. If we fail to respond effectively to competitive pressures and changes in the retail markets, it could adversely affect our financial performance.

        Competition for customers has intensified as competitors have moved into, or increased their presence in, our geographic markets and from the use of mobile and web-based technology that facilitates online shopping and real-time product and price comparisons. We expect this competition to continue to increase. In addition, some of our large box competitors are or may be developing small box formats, and increasing the pace at which they will open the small box formats, which will produce more competition. We remain vulnerable to the marketing power and high level of consumer recognition of these larger competitors and to the risk that these competitors or others could venture into our industry in a significant way. Further, consolidation within the discount retail industry could significantly alter the competitive dynamics of the retail marketplace. This consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions, as well as result in the provision of a wider variety of products and services at competitive prices by these consolidated companies, which could adversely affect our financial performance.

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

        We rely on our distribution and transportation network to provide goods to our stores in a timely and cost-effective manner. Using various modes of transportation, including ocean, rail, and truck, we and our vendors move goods from vendor locations to our distribution centers. Deliveries to our stores occur from our distribution centers or directly from our vendors. Any disruption, unanticipated or unusual expense or operational failure related to this process could affect store operations negatively. For example, delivery delays or increases in transportation costs (including through increased fuel costs, increased carrier rates or driver wages as a result of driver shortages, a decrease in transportation capacity for overseas shipments, or work stoppages or slowdowns) could significantly decrease our ability to make sales and earn profits. Labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries or which would necessitate our securing alternative labor or shipping suppliers could also increase our costs or otherwise negatively affect our business.

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

        The products we sell are sourced from a wide variety of domestic and international suppliers, and we are dependent on our vendors to supply merchandise in a timely and efficient manner. In 2014, our largest and second largest suppliers each accounted for 7% of our purchases. We have not experienced any difficulty in obtaining sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we would generally be able to obtain alternative sources without experiencing a substantial disruption of our business. However, such alternative sources could increase our merchandise costs, result in a temporary reduction in store inventory levels, and reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales. Additionally, if a supplier fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise out-of-stocks that could lead to lost sales and damage to our reputation.

        We directly imported approximately 6% of our purchases (measured at cost) in 2014, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods for any reason, such as political unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers' failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties, merchandise quality or safety issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import, are beyond our control and could adversely affect our operations and profitability. While we are working to reduce our dependency on goods produced in China, a substantial amount of our imported merchandise still comes from China, and thus, a change in the Chinese leadership, internal economic stimulus actions, or currency or other policies could negatively impact our merchandise costs. In addition, the United States' foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase, and we may be exposed to additional risks as we increase imports of goods produced in countries other than China.

         Product liability and food safety claims could adversely affect our business, reputation and financial performance.

        Despite our best efforts to ensure the quality, safety and freshness of the products that we sell in all of our stores, we may be subject to product liability claims from customers or actions required or penalties assessed by government agencies relating to products, including but not limited to food products that are recalled, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products must comply with applicable product and food safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. We generally seek contractual indemnification and insurance coverage from our suppliers. However, if we do not have adequate contractual indemnification or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations. Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers' lack of understanding of U.S. product liability or other laws, which may result in our having to respond to claims or complaints from customers as if we were the manufacturer. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

         We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our financial performance.

        Our business is subject to numerous and increasing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. The complexity of the regulatory environment in which we operate and the related cost of compliance are increasing due to expanding and additional legal and regulatory requirements and increased enforcement efforts. New laws or regulations, particularly those dealing with healthcare reform, product safety, food safety, information security and privacy, and labor and employment, among others, or changes in existing laws and regulations, particularly those governing the sale of products, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall, can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, class action litigation or other litigation, in addition to reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.

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

         Material damage or interruptions to our information systems as a result of external factors, staffing shortages or challenges or difficulties in maintaining or updating our existing technology or developing or implementing new technology could have a material adverse effect on our business or results of operations.

        We depend on a variety of information technology systems for the efficient functioning of our business and are continually improving our information processes and computer systems to better run our business. These technology initiatives may not deliver desired results or may do so on a delayed schedule. Additionally, such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cybersecurity breaches, natural disasters and human error. Damage or interruption to these systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim, may experience loss or corruption of critical data and may receive negative publicity, all of which could have a material adverse effect on our business or results of operations.

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

         Failure to attract, train and retain qualified employees while controlling labor costs, as well as other labor issues, could adversely affect our financial performance.

        Our future growth and performance and positive customer experience depends on our ability to attract, train, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulations (including changes in "entitlement" programs such as health insurance and paid leave programs). If we are unable to attract and retain adequate numbers of qualified employees, our operations, customer service levels and support functions could suffer. To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, the fees and design changes required by comprehensive healthcare reform legislation will likely continue to increase our healthcare costs as the provisions of the legislation are being phased in over time and individuals determine how to respond. Our ability to pass along labor costs to our customers is constrained by our everyday low price model.

         Our success depends on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

        Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The unexpected loss of the services of any of our executive officers could have an adverse effect on our operations. There can be no assurance that our executive succession planning, retention or hiring efforts will be successful. Competition for skilled and experienced management personnel is intense, and our future success will also depend on our ability to attract and retain qualified personnel, and a failure to attract and retain new qualified personnel could have an adverse effect on our operations. We do not currently maintain key person life insurance policies with respect to our executive officers or key personnel.

        We have benefitted substantially from the leadership and performance of our Chairman and Chief Executive Officer, Richard W. Dreiling. As we have previously disclosed, Mr. Dreiling will retire on January 29, 2016. We are currently conducting a search for a new chief executive. We cannot provide any assurance that we will not experience a disruption in our executive management in connection with Mr. Dreiling's retirement or our transition to a new chief executive, which could adversely affect our strategic planning and execution.

         Our cash flows from operations may be negatively affected if we are not successful in managing our inventory balances.

        Our inventory balance represented approximately 49% of our total assets exclusive of goodwill and other intangible assets as of January 30, 2015. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers' demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results or that subjects us to the risk of increased inventory shrinkage. If our buying decisions do not accurately predict customer trends, we inappropriately price products or our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

         Because our business is seasonal to a certain extent, with the highest volume of net sales during the fourth quarter, adverse events during the fourth quarter could materially affect our financial statements as a whole.

        We generally recognize our highest volume of net sales during the Christmas selling season, which occurs in the fourth quarter of our fiscal year. In anticipation of this holiday, we purchase substantial amounts of seasonal inventory. Adverse events, such as deteriorating economic conditions, high unemployment, high gas prices, public transportation disruptions, or unusual or unanticipated adverse weather could result in lower-than-planned sales during the holiday season. An excess of seasonal merchandise inventory could result if our net sales during the Christmas selling season fall below seasonal norms or expectations. If our fourth quarter sales results were substantially below expectations, our financial performance and operating results could be adversely affected by unanticipated markdowns, especially in seasonal merchandise.

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

         Any failure to maintain the security of information we hold relating to our customers, employees and vendors, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could materially disrupt our operations and harm our reputation.

        In connection with sales, we transmit confidential credit and debit card information. We also have access to, collect or maintain certain private or confidential information regarding our customers, employees and vendors, as well as our business. We have procedures and technology in place to safeguard such data and information. To our knowledge, computer hackers have not gained significant access to the information stored in, or otherwise gained access to, our information and technology systems. However, cyberattacks are rapidly evolving and becoming increasingly sophisticated. Additionally, under certain circumstances, we may share information with vendors that assist us in conducting our business, as required by law, or with the permission of the individual. While we have implemented procedures to protect our information and require appropriate controls of our vendors, it is possible that computer hackers and others might compromise our security measures or those of our technology and other vendors in the future and obtain the personal information of our customers, employees and vendors that we hold or our business information.

        Because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standards ("PCI DSS"), issued by the Payment Card Industry Security Standards Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. Complying with PCI DSS standards and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Even if we comply with PCI DSS standards, we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks or other breach of cardholder data.

        A security breach of any kind, which could be undetected for a period of time, or any failure by us to comply with the applicable privacy and information security laws, regulations and standards could expose us to risks of data loss, litigation, government enforcement actions and costly response measures (including, for example, credit monitoring services for affected customers, as well as further upgrades to our security measures) which may not be covered by our insurance policies, and could materially disrupt our operations. Any resulting negative media attention and publicity could significantly harm our reputation which could cause us to lose market share as a result of customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether and could have a material adverse effect on our business and financial performance.

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

        At January 30, 2015, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.74 billion. We also had an additional $821.5 million available for borrowing under our unsecured revolving credit facility. This level of debt could have important negative consequences to our business, including:

  •
  requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities, repurchase shares of our common stock, declare dividends on our common stock or otherwise manage our debt and capital levels;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of February 27, 2015, we operated 11,879 retail stores located in 43 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	629	Nebraska	91
Arizona	87	Nevada	24
Arkansas	344	New Hampshire	14
California	142	New Jersey	83
Colorado	32	New Mexico	76
Connecticut	26	New York	309
Delaware	37	North Carolina	633
Florida	710	Ohio	643
Georgia	675	Oklahoma	373
Illinois	421	Oregon	2
Indiana	416	Pennsylvania	520
Iowa	182	Rhode Island	2
Kansas	204	South Carolina	437
Kentucky	436	South Dakota	20
Louisiana	472	Tennessee	613
Maine	2	Texas	1,246
Maryland	105	Utah	7
Massachusetts	18	Vermont	26
Michigan	341	Virginia	321
Minnesota	48	West Virginia	189
Mississippi	389	Wisconsin	122
Missouri	412

        Most of our stores are located in leased premises. Individual store leases vary as to their terms, rental provisions and expiration dates. Many stores are subject to build-to-suit arrangements with landlords, which typically carry a primary lease term of up to 15 years with multiple renewal options. We also have stores subject to shorter-term leases and many of these leases have renewal options. A significant portion of our new stores are subject to build-to-suit arrangements.

        As of February 27, 2015, we operated twelve distribution centers, as described in the following table:

Location	Year Opened	Approximate Square Footage	Number of Stores Served
Scottsville, KY	1959	720,000	800
Ardmore, OK	1994	1,310,000	1,414
South Boston, VA	1997	1,250,000	906
Indianola, MS	1998	820,000	873
Fulton, MO	1999	1,150,000	1,286
Alachua, FL	2000	980,000	1,019
Zanesville, OH	2001	1,170,000	1,145
Jonesville, SC	2005	1,120,000	1,113
Marion, IN	2006	1,110,000	1,193
Bessemer, AL	2012	940,000	1,065
Lebec, CA	2012	600,000	285
Bethel, PA	2014	1,000,000	780

        We lease the distribution centers located in California, Oklahoma, Mississippi and Missouri and own the other eight distribution centers in the table above. Approximately 7.25 acres of the land on which our Kentucky distribution center is located is subject to a ground lease. As of January 30, 2015, we leased approximately 444,000 square feet of additional temporary warehouse space to support our distribution needs.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our current executive officers as of March 19, 2015 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position
Richard W. Dreiling	61	Chairman and Chief Executive Officer
Todd J. Vasos	53	Chief Operating Officer
David M. Tehle	58	Executive Vice President and Chief Financial Officer
David W. D'Arezzo	56	Executive Vice President and Chief Merchandising Officer
John W. Flanigan	63	Executive Vice President, Global Supply Chain
Robert D. Ravener	56	Executive Vice President and Chief People Officer
Gregory A. Sparks	54	Executive Vice President, Store Operations
Rhonda M. Taylor	47	Executive Vice President and General Counsel
Anita C. Elliott	50	Senior Vice President and Controller

        Mr. Dreiling joined Dollar General in January 2008 as Chief Executive Officer and a member of our Board. He was appointed Chairman of the Board on December 2, 2008. As previously announced, Mr. Dreiling plans to retire from Dollar General effective January 29, 2016. Prior to joining Dollar General, Mr. Dreiling served as Chief Executive Officer, President and a director of Duane Reade Holdings, Inc. and Duane Reade Inc., the largest drugstore chain in New York City, from November 2005 until January 2008 and as Chairman of the Board of Duane Reade from March 2007 until January 2008. Prior to that, Mr. Dreiling, beginning in March 2005, served as Executive Vice President—Chief Operating Officer of Longs Drug Stores Corporation, a retail drugstore chain on the West Coast and in Hawaii, after having joined Longs in July 2003 as Executive Vice President and Chief Operations Officer. From 2000 to 2003, Mr. Dreiling served as Executive Vice President—Marketing, Manufacturing and Distribution at Safeway Inc., a food and drug retailer. Prior to that, Mr. Dreiling served from 1998 to 2000 as President of Vons, a Southern California food and drug division of Safeway. He currently serves as the Chairman of the Retail Industry Leaders Association (RILA). Mr. Dreiling is a director of Lowe's Companies, Inc.

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

        Mr. Tehle joined Dollar General in June 2004 as Executive Vice President and Chief Financial Officer. As previously announced, Mr. Tehle plans to retire from Dollar General effective July 1, 2015. He served from 1997 to June 2004 as Executive Vice President and Chief Financial Officer of Haggar Corporation, a manufacturing, marketing and retail corporation. From 1996 to 1997, he was Vice President of Finance for a division of The Stanley Works, one of the world's largest manufacturers of tools, and from 1993 to 1996, he was Vice President and Chief Financial Officer of Hat Brands, Inc., a hat manufacturer. Earlier in his career, Mr. Tehle served in a variety of financial-related roles at Ryder System, Inc. and Texas Instruments Incorporated. Mr. Tehle is a director of Jack in the Box Inc.

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

        Mr. Flanigan joined Dollar General as Senior Vice President, Global Supply Chain in May 2008. He was promoted to Executive Vice President in March 2010. He has almost 30 years of management experience in retail logistics. Prior to joining Dollar General, he was Group Vice President of Logistics and Distribution for Longs Drug Stores Corporation, an operator of a chain of retail drug stores on the West Coast and Hawaii, from October 2005 to April 2008. In this role, he was responsible for overseeing warehousing, inbound and outbound transportation and facility maintenance to service over 500 retail outlets. From September 2001 to October 2005, he served as the Vice President of Logistics for Safeway Inc., a food and drug retailer, where he oversaw distribution of food products from Safeway distribution centers to all retail outlets, inbound traffic and transportation. He also has held distribution and logistics leadership positions at Vons—a Safeway company, Specialized Distribution Management Inc., and Crum & Crum Logistics.

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

        Mr. Sparks joined Dollar General in March 2012 as Executive Vice President of Store Operations. Prior to joining Dollar General, Mr. Sparks served as Division President, Seattle Division, for Safeway Inc., a food and drug retailer, a role he had held since 2001. As Division President of the Seattle Division, Mr. Sparks was responsible for the supervision of approximately 200 stores and approximately 23,000 employees in the northwest region and oversaw real estate, finance and operations of the Seattle Division. Mr. Sparks has 38 years of retail experience including a 34-year career with Safeway where he held roles of increasing responsibility including merchandising manager (1987), category manager (1987 - 1990), divisional director of merchandising, grocery and general merchandise (1990 - 1997) and divisional vice president of marketing (1997 - 2001).

        Ms. Taylor has served as Executive Vice President and General Counsel since March 17, 2015. She joined Dollar General as an Employment Attorney in March 2000 and was subsequently promoted to Senior Employment Attorney in 2001, Deputy General Counsel in 2004, Vice President and Assistant General Counsel in March 2010, and Senior Vice President and General Counsel in June 2013. Prior to joining Dollar General, she practiced law with Ogletree, Deakins, Nash, Smoak & Stewart, P.C., where she specialized in labor law and employment litigation. She has also held attorney positions with Ford & Harrison LLP and Stokes & Bartholomew.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol "DG." The high and low sales prices during each quarter in fiscal 2014 and 2013 were as follows:

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$61.18	$65.99	$65.10	$71.78
Low	$54.43	$53.00	$55.48	$62.50

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$53.00	$55.82	$59.87	$62.93
Low	$43.35	$48.61	$52.40	$55.08

        On March 12, 2015, our stock price at the close of the market was $74.28 and there were approximately 1,922 shareholders of record of our common stock.

Dividends

        On March 10, 2015, our Board of Directors declared a quarterly cash dividend of $0.22 per share, to be paid on April 22, 2015 to shareholders of record of our common stock on April 8, 2015. Prior to March 2015, we had not declared or paid recurring dividends since March 2007. While the Board intends to continue regular quarterly cash dividends, the declaration and payment of future cash dividends are subject to the Board's discretion based on an evaluation of our earnings performance, financial condition, capital needs and other relevant factors.

Issuer Purchases of Equity Securities

        The following table contains information regarding purchases of our common stock made during the quarter ended January 30, 2015 by or on behalf of Dollar General or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
11/01/14 - 11/30/14	—	$—	—	$223,417,000
12/01/14 - 12/31/14	—	$—	—	$223,417,000
01/01/15 - 01/30/15	—	$—	—	$223,417,000
Total	—	$—	—	$223,417,000

(a)
A $500 million share repurchase program was publicly announced on September 5, 2012, and increases in the authorization under such program were announced on March 25, 2013 ($500 million increase) and December 5, 2013 ($1.0 billion increase). Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date. The share repurchase program was further increased on March 10, 2015 ($1.0 billion increase), but such increase is not reflected in the table above as it was not in effect at the end of the 2014 fiscal year.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended January 30, 2015, January 31, 2014, and February 1, 2013 and balance sheet data as of January 30, 2015 and January 31, 2014, have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended February 3, 2012 and January 28, 2011 and balance sheet data as of February 1, 2013, February 3, 2012, and January 28, 2011 presented in this table have been derived from audited consolidated financial statements not included in this report.

        The information set forth below should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

	Year Ended
(Amounts in millions, excluding per share data, number of stores, selling square feet, and net sales per square foot)	January 30, 2015	January 31, 2014	February 1, 2013	February 3, 2012(1)	January 28, 2011
Statement of Operations Data:
Net sales	$18,909.6	$17,504.2	$16,022.1	$14,807.2	$13,035.0
Cost of goods sold	13,107.1	12,068.4	10,936.7	10,109.3	8,858.4

Gross profit	5,802.5	5,435.7	5,085.4	4,697.9	4,176.6
Selling, general and administrative expenses	4,033.4	3,699.6	3,430.1	3,207.1	2,902.5

Operating profit	1,769.1	1,736.2	1,655.3	1,490.8	1,274.1
Interest expense	88.2	89.0	127.9	204.9	274.0
Other (income) expense	—	18.9	30.0	60.6	15.1

Income before income taxes	1,680.9	1,628.3	1,497.4	1,225.3	985.0
Income tax expense	615.5	603.2	544.7	458.6	357.1

Net income	$1,065.3	$1,025.1	$952.7	$766.7	$627.9

Earnings per share—basic	$3.50	$3.17	$2.87	$2.25	$1.84
Earnings per share—diluted	3.49	3.17	2.85	2.22	1.82
Dividends per share	—	—	—	—	—
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$1,314.7	$1,213.1	$1,131.4	$1,050.5	$824.7
Investing activities	(371.7)	(250.0)	(569.8)	(513.8)	(418.9)
Financing activities	(868.8)	(598.3)	(546.8)	(908.0)	(130.4)
Total capital expenditures	(374.0)	(538.4)	(571.6)	(514.9)	(420.4)
Other Financial and Operating Data:
Same store sales growth(2)	2.8%	3.3%	4.7%	6.0%	4.9%
Same store sales(2)	$17,818.7	$16,365.5	$14,992.7	$13,626.7	$12,227.1
Number of stores included in same store sales calculation	11,052	10,387	9,783	9,254	8,712
Number of stores (at period end)	11,789	11,132	10,506	9,937	9,372
Selling square feet (in thousands at period end)	87,205	82,012	76,909	71,774	67,094
Net sales per square foot(3)	$223	$220	$216	$213	$201
Consumables sales	75.7%	75.2%	73.9%	73.2%	71.6%
Seasonal sales	12.4%	12.9%	13.6%	13.8%	14.5%
Home products sales	6.4%	6.4%	6.6%	6.8%	7.0%
Apparel sales	5.5%	5.5%	5.9%	6.2%	6.9%
Rent expense	$785.2	$686.9	$614.3	$542.3	$489.3
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$579.8	$505.6	$140.8	$126.1	$497.4
Total assets	11,224.1	10,867.5	10,367.7	9,688.5	9,546.2
Long-term debt	2,740.6	2,818.8	2,772.2	2,618.5	3,288.2
Total shareholders' equity	5,710.0	5,402.2	4,985.3	4,674.6	4,063.6

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

Year Ended
	January 30, 2015	January 31, 2014	February 1, 2013	February 3, 2012	January 28, 2011
Ratio of earnings to fixed charges(1):	4.4x	4.7x	4.7x	3.8x	3.1x

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

Executive Overview

        We are the largest discount retailer in the United States by number of stores, with 11,879 stores located in 43 states as of February 27, 2015, primarily in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. We completed our first full year of tobacco product sales in 2014, with favorable impacts on our net sales and same store sales. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box (small store) locations.

        The customers we serve are value-conscious, many with low or fixed incomes, and Dollar General has always been intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other retailers, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties. In addition, our core customer faces multiple macroeconomic headwinds, from fluctuating food and energy costs to rising and uncertain medical costs, and the timetable and strength of economic recovery remains uncertain. During the latter part of 2014, our customer has experienced some general economic tailwinds, such as lower gasoline prices and improving employment rates; however, the duration of these effects is still unknown.

        We are keenly focused on executing our four primary operating priorities, which are: 1) drive productive sales growth, 2) enhance our gross profit margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand Dollar General's culture of serving others.

        Our first priority is driving productive sales growth, which includes increasing shopper frequency, item unit sales and transaction amount. In 2014, sales in same-stores increased by 2.8% over 2013 levels due to increases in both traffic and average transaction. Successful sales growth initiatives in 2014 included completion of the first full year of sales relating to the chain-wide rollout of tobacco products and the expansion of our limited scope store remodeling efforts, which optimized shelf space in many of our older, smaller stores and in many cases, increased the number of coolers for refrigerated and frozen foods and beverages. We remodeled and relocated a total of 915 stores during the year. We continued to meet the affordability needs of our core customer by renewing our focus on $1 to $5 items, as more than 75% of our SKUs at year-end were items priced at $5 or less. We also experienced the successful launch of our DG Digital Coupons program. Similar to the preceding two years, inflation had a very modest impact on our sales in 2014. In addition to same-store sales growth, we opened 700 new stores.

        Our second priority is to enhance our gross profit rate. The full year of sales of tobacco products in 2014 has driven increased customer traffic as planned, although the addition of tobacco products and an increased proportion of sales of perishables have lowered the gross profit rate. An increase in markdowns, an increase in the LIFO provision and supply chain disruption due to the longshoreman labor dispute on the U.S. west coast all contributed to a decrease in our overall gross profit rate in 2014. We believe that both tobacco and perishables are significant drivers of customer traffic that should lead to increases in average purchase amount. We expect the improvement in our net sales from these initiatives will outweigh the corresponding reduction in our gross profit rate. In addition, we have ongoing efforts to reduce product costs including shrink reduction, effective category management, utilization of private brands, distribution and transportation efficiencies and additional improvements to our pricing and markdown business model, among others, while remaining committed to our everyday low price strategy. In our consumables category, we strive to offer the optimal balance of the most popular nationally advertised brands and our own private brands, which generally have higher gross profit rates than national brands. We believe that our core customer is continuing to seek out and purchase goods at entry level price points and is doing so with greater frequency. To this end, we increased our offering of $1 food items and the number of offerings from our Smart & Simple brand. Commodities cost inflation was minimal in 2014 and, in some instances, we experienced a decrease in such costs. Accordingly, overall price increases passed through to our customers were minimal. We have seen positive results from our home and apparel segments, and remain committed to all of our non-consumables categories, including seasonal. We expect the growth of consumables to continue to outpace the non-consumables categories again in 2015, albeit to a lesser degree than in recent years, due in part to the anticipated continued economic pressures discussed above.

        Our third priority is leveraging process improvements and information technology to reduce costs. We are committed as an organization to reduce costs, particularly selling, general and administrative expenses ("SG&A") that do not affect the customer experience. In 2014, our financial results reflect a significant increase in incentive compensation expense, as the 2013 threshold financial performance level required under our annual cash incentive compensation program was not met. Additionally, rent and utilities costs contributed to the increase in SG&A. Conversely, we again successfully lowered our store labor costs as a percentage of sales, in part, by simplifying various tasks performed in the stores. Going forward, we will continue to simplify or eliminate unnecessary work and optimize labor in our stores and elsewhere in the company. Additional items that were lower as a percentage of sales include workers' compensation and general liability expenses.

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

        Our continued focus on these four priorities, coupled with strong cash flow management and share repurchases, resulted in solid overall operating and financial performance in 2014 as compared to 2013 as follows. Basis points, as referred to below, are equal to 0.01 percent of total sales.

  •
  Net sales in 2014 increased 8.0% over 2013. Sales in same-stores increased 2.8%, with increases in both customer traffic and average transaction amount. Consumables represented 76% of sales in 2014 and drove 82% of the total increase. Departments with the most significant increases were tobacco, perishables and candy and snacks. Average sales per square foot in 2014 were $223, up from $220 in 2013.

  •
  Operating profit increased 1.9% to $1.77 billion, or 9.4% of sales, compared to $1.74 billion, or 9.9% of sales in 2013. The decrease in our operating profit rate was attributable to a 36 basis-point decrease in our gross profit rate, coupled with a 19 basis-point increase in SG&A.

  •
  Our gross profit rate declined by 36 basis points due primarily to an increase in promotional markdowns, and in addition, sales of lower margin items increased at a proportionally higher rate than sales of higher margin items.

  •
  The increase in SG&A, as a percentage of sales, was due primarily to a significant increase in incentive compensation expense as well as an increase in rent expense; partially offset by efficiencies relating to store labor costs. For other factors, see the detailed discussion that follows.

  •
  Interest expense was relatively constant, decreasing by $0.8 million in 2014 to $88.2 million. Total long-term obligations as of January 30, 2015 were $2.74 billion.

  •
  We reported net income of $1.07 billion, or $3.49 per diluted share, for 2014, compared to net income of $1.03 billion, or $3.17 per diluted share, for 2013. Stock repurchase activity during 2013 and 2014 contributed to the increase in diluted earnings per share.

  •
  We generated approximately $1.31 billion of cash flows from operating activities in 2015, an increase of 8.4% compared to 2013. We primarily utilized our cash flows from operating activities to invest in the growth of our business and repurchase our common stock.

  •
  Inventory turnover was 4.8 times on a rolling four-quarter basis. Inventories increased 2.9% on a per store basis over 2013.

  •
  During 2014 we opened 700 new stores, remodeled or relocated 915 stores, and closed 43 stores.

        Also in 2014, we repurchased approximately 14.1 million shares of our outstanding common stock for $800.1 million.

        In 2015, we plan to continue to focus on our four key operating priorities. We expect our sales growth in 2015 to again be driven by consumables as we expect our customer to continue to face economic challenges, although we are optimistic recent economic tailwinds may encourage our customer to purchase more non-consumable items. We plan to focus our efforts on effectively serving our core customers' needs by providing them with the selection they want at the right price points in 2015.

        We made progress in 2014 on implementing an improved supply chain solution to assist in promotional and core inventory forecasting and ordering. We expect to make further progress in 2015, and we expect that eventually all of our SKUs will be managed through this solution. The supply chain solution is helping us improve our ordering processes in the stores and has contributed to our work simplification efforts and improvements in maintaining efficient inventory levels. We believe we have additional opportunities for work simplification and optimization of store labor in 2015.

        We are pleased with the performance of our 2014 new stores, remodels and relocations, and in 2015 we plan to open 730 new stores and to remodel or relocate 875 stores.

        Finally, we plan to continue to repurchase shares of our common stock in 2015 as well as initiate quarterly cash dividends, subject to Board discretion, to further enhance shareholder return.

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

Results of Operations

        Accounting Periods.    The following text contains references to years 2014, 2013, and 2012, which represent fiscal years ended January 30, 2015, January 31, 2014, and February 1, 2013, respectively. Our fiscal year ends on the Friday closest to January 31. All fiscal years were 52-week accounting periods.

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

        The following table contains results of operations data for fiscal years 2014, 2013 and 2012, and the dollar and percentage variances among those years.

				2014 vs. 2013		2013 vs. 2012
(amounts in millions, except per share amounts)	2014	2013	2012	Amount Change	% Change	Amount Change	% Change
Net sales by category:
Consumables	$14,321.1	$13,161.8	$11,844.8	$1,159.3	8.8%	$1,317.0	11.1%
% of net sales	75.73%	75.19%	73.93%
Seasonal	2,345.0	2,259.5	2,172.4	85.5	3.8	87.1	4.0
% of net sales	12.40%	12.91%	13.56%
Home products	1,205.4	1,115.6	1,061.6	89.7	8.0	54.1	5.1
% of net sales	6.37%	6.37%	6.63%
Apparel	1,038.1	967.2	943.3	71.0	7.3	23.9	2.5
% of net sales	5.49%	5.53%	5.89%

Net sales	$18,909.6	$17,504.2	$16,022.1	$1,405.4	8.0%	$1,482.0	9.2%
Cost of goods sold	13,107.1	12,068.4	10,936.7	1,038.7	8.6	1,131.7	10.3
% of net sales	69.31%	68.95%	68.26%

Gross profit	5,802.5	5,435.7	5,085.4	366.8	6.7	350.3	6.9
% of net sales	30.69%	31.05%	31.74%
Selling, general and administrative expenses	4,033.4	3,699.6	3,430.1	333.9	9.0	269.4	7.9
% of net sales	21.33%	21.14%	21.41%

Operating profit	1,769.1	1,736.2	1,655.3	32.9	1.9	80.9	4.9
% of net sales	9.36%	9.92%	10.33%
Interest expense	88.2	89.0	127.9	(0.8)	(0.8)	(38.9)	(30.4)
% of net sales	0.47%	0.51%	0.80%
Other (income) expense	—	18.9	30.0	(18.9)	(100.0)	(11.1)	(37.0)
% of net sales	0.00%	0.11%	0.19%

Income before income taxes	1,680.9	1,628.3	1,497.4	52.5	3.2	130.9	8.7
% of net sales	8.89%	9.30%	9.35%
Income taxes	615.5	603.2	544.7	12.3	2.0	58.5	10.7
% of net sales	3.26%	3.45%	3.40%

Net income	$1,065.3	$1,025.1	$952.7	$40.2	3.9%	$72.5	7.6%
% of net sales	5.63%	5.86%	5.95%

Diluted earnings per share	$3.49	$3.17	$2.85	$0.32	10.1%	$0.32	11.2%

        Net Sales.    The net sales increase in 2014 reflects a same-store sales increase of 2.8% compared to 2013. For 2014, there were 11,052 same-stores which accounted for sales of $17.82 billion. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. Changes in same-store sales are calculated based on the comparable calendar weeks in the prior year, and include stores that have been remodeled, expanded or relocated. The remainder of the increase in sales in 2014 was attributable to new stores, partially offset by sales from closed stores. The increase in sales reflects increased customer traffic and average transaction amounts resulting from the refinement of the Company's merchandise offerings, including a full year's sales of tobacco products, the expansion of perishables, and enhanced utilization of store square footage. Increases in sales of consumables outpaced our non-consumables, with sales of tobacco products, perishables, and candy and snacks contributing the majority of the increase in sales of consumables.

        The net sales increase in 2013 reflects a same-store sales increase of 3.3% compared to 2012. For 2013, there were 10,387 same-stores which accounted for sales of $16.37 billion. The remainder of the increase in sales in 2013 was attributable to new stores, partially offset by sales from closed stores. The increase in sales reflects increased customer traffic and average transaction amounts. Increases in sales of consumables outpaced our non-consumables, with sales of tobacco products, perishables, and candy and snacks contributing the majority of the increase. Tobacco was added in the stores primarily during the first and second quarters of 2013. The expansion of coolers for perishables in over 1,600 existing stores was completed in the first half of the year while other initiatives, including space optimization in many of our smaller stores, were implemented throughout the year.

        Of our four major merchandise categories, the consumables category, which generally has a lower gross profit rate than the other three categories, has grown most significantly over the past several years. Because of the impact of sales mix on gross profit, we continually review our merchandise mix and strive to adjust it when appropriate.

        Gross Profit.    The gross profit rate as a percentage of sales was 30.7% in 2014 compared to 31.1% in 2013. Gross profit increased by 6.7% in 2014, and as a percentage of sales, decreased by 36 basis points. The most significant factor affecting the gross profit rate was an increase in markdowns, primarily due to increased promotions driven by competitive pressures. In addition, we are experiencing an ongoing trend of consumables comprising a larger portion of our net sales, primarily as the result of increased sales of lower margin consumables including tobacco products and expanded perishables offerings. These factors were partially offset by higher initial inventory markups. We recorded a LIFO provision of $4.2 million in 2014 compared to a LIFO benefit of $11.0 million in 2013.

        The gross profit rate as a percentage of sales was 31.1% in 2013 compared to 31.7% in 2012. Gross profit increased by 6.9% in 2013, and as a percentage of sales, decreased by 69 basis points. The majority of the gross profit rate decrease in 2013 as compared to 2012 was due to consumables comprising a larger portion of our net sales, primarily as the result of increased sales of lower margin consumables which contributed to lower initial inventory markups. In addition, we experienced a higher inventory shrinkage rate, partially attributable to the addition of certain consumable products with relatively higher retail prices. These factors were partially offset by a reduction in net purchase costs on certain products. The Company recorded a LIFO benefit of $11.0 million in 2013 compared to a LIFO provision of $1.4 million in 2012.

        SG&A Expense.    SG&A expense was 21.3% as a percentage of sales in 2014 compared to 21.1% in 2013, an increase of 19 basis points. The results reflect a significant increase in incentive compensation expense, as our prior year 2013 financial performance did not satisfy certain performance requirements under our cash incentive compensation program. The 2014 results also reflect increases in rent and utilities. Partially offsetting these increased costs were retail labor expense, which increased at a rate lower than our increase in sales, the introduction of convenience fees charged to customers for cash back on debit card transactions, and a reduction in workers' compensation and general liability expenses. The 2014 period included expenses of $14.3 million relating to an attempted acquisition, while the 2013 results include expenses of $8.5 million for a legal settlement of a previously decertified collective action.

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

        Interest Expense.    Interest expense remained relatively constant in 2014 compared to 2013. See the detailed discussion under "Liquidity and Capital Resources" regarding the financing of various long-term obligations and the related effect on interest expense in the periods presented.

        The decrease in interest expense in 2013 compared to 2012 is due to lower all-in interest rates primarily resulting from the completion of a refinancing in April 2013.

        We had outstanding variable-rate debt of $62.0 million and $139.5 million as of January 30, 2015 and January 31, 2014, respectively, after taking into consideration the impact of interest rate swaps. The remainder of our outstanding indebtedness at January 30, 2015 and January 31, 2014 was fixed rate debt.

        Other (Income) Expense.    In 2013, we recorded pretax losses of $18.9 million resulting from the termination of our senior secured credit facilities. In 2012, we recorded pretax losses of $29.0 million resulting from the redemption of $450.7 million aggregate principal amount of our senior subordinated notes due 2017 plus accrued and unpaid interest.

        Income Taxes.    The effective income tax rates for 2014, 2013, and 2012 were expenses of 36.6%, 37.0%, and 36.4%, respectively.

        The effective income tax rate for 2014 was 36.6% compared to a rate of 37.0% for 2013 which represents a net decrease of 0.4 percentage points. The effective income tax rate decreased from 2013 due principally to the favorable resolution of state income tax examinations and other state income tax reserves, which increased by a lesser amount in 2014 compared to 2013. As in prior years, we receive a significant income tax benefit related to wages paid to certain newly hired employees that qualify for federal jobs credits (principally the Work Opportunity Tax Credit or "WOTC"). The federal law authorizing the WOTC credit has expired for employees hired after December 31, 2014. In the past, when these credit provisions have expired, Congress has reenacted the law on a retroactive basis. It is uncertain as to whether (or when) WOTC credits will be retroactively renewed in this instance. The Company will receive credits in future periods for employees hired on or before December 31, 2014; however, the future period credit received will be significantly lower than what has been recognized in 2014 and prior years without WOTC reenactment.

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

Effects of Inflation

        We experienced little or no overall product cost inflation in 2014, 2013 and 2012.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

        During the past three years, we have generated an aggregate of approximately $3.66 billion in cash flows from operating activities and incurred approximately $1.48 billion in capital expenditures. During that period, we expanded the number of stores we operate by 1,852, representing growth of approximately 19%, and we remodeled or relocated 2,089 stores, or approximately 18% of the stores we operated as of January 30, 2015. We intend to continue our current strategy of pursuing store growth, remodels and relocations in 2015.

        We have a five-year $1.85 billion unsecured credit agreement (the "Facilities"), and we have outstanding $1.8 billion aggregate principal amount of senior notes. At January 30, 2015, we had total outstanding debt (including the current portion of long-term obligations) of $2.74 billion, which includes balances under the Facilities, and senior notes, all of which are described in greater detail below. We had $821.5 million available for borrowing under the Facilities at January 30, 2015.

        We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities, and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and planned dividend payments for a period that includes the next twelve months as well as the next several years. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

Facilities

        The Facilities consist of a senior unsecured term loan facility (the "Term Facility") with an initial balance of $1.0 billion and an $850.0 million senior unsecured revolving credit facility (the "Revolving Facility") which provides for the issuance of letters of credit up to $250.0 million. We may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million. The Facilities mature on April 11, 2018.

        Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of January 30, 2015 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused amounts of the Facilities, and letter of credit fees. The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on our long-term senior unsecured debt ratings.

        The Term Facility amortizes in quarterly installments of $25.0 million, which commenced on August 1, 2014. The final quarterly payment of the then-remaining balance will be due at maturity on April 11, 2018. As of January 30, 2015, the balance on the Term Facility was $925.0 million. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants that place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 30, 2015, we were in compliance with all such covenants. The Facilities also contain customary affirmative covenants and events of default.

        As of January 30, 2015, we had total outstanding letters of credit of $43.6 million, $28.5 million of which were under the Revolving Facility.

        For the remainder of fiscal 2015, we anticipate potential borrowings under the Revolving Facility up to a maximum of approximately $500 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Senior Notes

        We have $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the "2017 Senior Notes") which mature on July 15, 2017, $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the "2018 Senior Notes"), net of discount at issuance of $0.5 million, which mature on April 15, 2018; and $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the "2023 Senior Notes"), net of discount at issuance of $2.4 million, which mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the "Senior Notes", each of which were issued pursuant to an indenture as modified by supplemental indentures relating to each series of Senior Notes (as so supplemented, the "Senior Indenture"). Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year and commenced on January 15, 2013. Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year and commenced on October 15, 2013.

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

Sale Leaseback Transaction

        In January 2014 we consummated a transaction pursuant to which we sold and subsequently leased back the land, buildings and related improvements for 233 of our stores. This transaction resulted in cash proceeds of approximately $281.6 million.

Rating Agencies

        In February 2015, Standard & Poor's reaffirmed our senior unsecured debt rating of BBB– and our corporate debt rating of BBB–, both with a stable outlook, and Moody's reaffirmed our senior unsecured debt rating of Baa3 with a stable outlook. Previously, Standard and Poor's had placed all of our credit ratings on watch with negative implications and Moody's had placed all of our credit ratings on review for downgrade due to the proposed business combination with Family Dollar. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

Interest Rate Swaps

        We use interest rate swaps to minimize the risk of adverse changes in interest rates. These swaps are intended to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. Our principal interest rate exposure relates to outstanding amounts under our Facilities. At January 30, 2015, we had interest rate swaps with a total notional amount of $875.0 million. For more information see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" below.

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

        As of January 30, 2015, the net credit valuation adjustments had an insignificant impact on the settlement values of our derivative liabilities. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments. When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors we deemed to be immaterial as of January 30, 2015.

Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments as of January 30, 2015 (in thousands):

	Payments Due by Period
Contractual obligations	Total	1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$2,736,995	$100,090	$700,555	$1,025,955	$910,395
Capital lease obligations	5,875	1,068	2,114	957	1,736
Interest(a)	353,570	71,770	125,478	61,967	94,355
Self-insurance liabilities(b)	225,021	83,165	93,738	31,097	17,021
Operating leases(c)	6,626,501	793,274	1,454,936	1,232,628	3,145,663

Subtotal	$9,947,962	$1,049,367	$2,376,821	$2,352,604	$4,169,170

	Commitments Expiring by Period
Commercial commitments(d)	Total	1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$15,100	$15,100	$—	$—	$—
Purchase obligations(e)	987,784	963,720	24,064	—	—

Subtotal	$1,002,884	$978,820	$24,064	$—	$—

Total contractual obligations and commercial commitments(f)	$10,950,846	$2,028,187	$2,400,885	$2,352,604	$4,169,170

(a)
Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using 2014 year end rates. Variable rate long-term debt includes the balance of the senior revolving credit facility (which had a balance of zero as of January 30, 2015), the balance of our tax increment financing of $12.0 million, and the unhedged portion of the senior term loan facility of $50 million.

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

(f)
We have potential payment obligations associated with uncertain tax positions that are not reflected in these totals. We are currently unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities for the $10.7 million of reserves for uncertain tax positions.

Share Repurchase Program

        On March 10, 2015, the Company's Board of Directors authorized a $1.0 billion increase to our existing common stock repurchase program. The total remaining authorization is approximately $1.2 billion at March 12, 2015. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and the authorization has no expiration date. For more detail about our share repurchase program, see Note 12 to the consolidated financial statements.

Other Considerations

        On March 10, 2015, the Board of Directors approved a quarterly cash dividend to shareholders of $0.22 per share which will be paid on April 22, 2015 to shareholders of record on April 8, 2015. Although the Board currently intends to continue regular quarterly cash dividends, the payment of future cash dividends are subject to the Board's discretion and will depend upon, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant.

        Our inventory balance represented approximately 49% of our total assets exclusive of goodwill and other intangible assets as of January 30, 2015. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Cash Flows

        Cash flows from operating activities.    Cash flows from operating activities were $1.31 billion in 2014, an increase of $101.7 million compared to 2013. Significant components of the increase in cash flows from operating activities in 2014 compared to 2013 include increased net income due primarily to increased sales and operating profit in 2014 as described in more detail above under "Results of Operations." Merchandise inventories increased by a greater amount in 2014 compared to 2013, which was partially offset by accounts payable, which increased by $97.2 million in 2014 compared to a $36.9 million increase in 2013. The increase in accounts payable during 2014 was due primarily to the volume and timing of domestic merchandise receipts. On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased by 9% during 2014, compared to a 7% increase in 2013. Inventory levels in the consumables category increased by $178.4 million, or 12%, in 2014 compared to an increase of $168.0 million, or 12%, in 2013. The seasonal category increased by $13.8 million, or 3%, in 2014 compared to a decrease of $4.7 million, or 1%, in 2013. The home products category was essentially unchanged in 2014 compared to an increase of $22.0 million, or 9%, in 2013. The apparel category increased by $37.1 million, or 13%, in 2014 compared to a decrease of $29.5 million, or 9%, in 2013.

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

        In addition, our merchandise inventories increased by 7% during 2013, compared to a 19% increase in 2012. The percentage increase in inventories in 2013 was less than the prior year due to our emphasis on more effective inventory management and our related efforts to control shrink. Inventory levels in the consumables category increased by $168.0 million, or 12%, in 2013 compared to an increase of $245.7 million, or 22%, in 2012. The seasonal category decreased by $4.7 million, or 1%, in 2013 compared to an increase of $70.2 million, or 18%, in 2012. The home products category increased $22.0 million, or 9%, in 2013 compared to an increase of $56.2 million, or 29%, in 2012. The apparel category decreased by $29.5 million, or 9%, in 2013 compared to an increase of $16.0 million, or 5%, in 2012.

        Cash flows from investing activities.    Significant components of property and equipment purchases in 2014 included the following approximate amounts: $127 million for improvements, upgrades, remodels and relocations of existing stores; $102 million for new leased stores; $64 million for distribution and transportation-related projects; $38 million for stores built by us; and $35 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2014, we opened 700 new stores and remodeled or relocated 915 stores. See "—Liquidity and Capital Resources." Cash flows from investing activities decreased from 2013 to 2014, due primarily to a sale-leaseback transaction in 2013 (more fully described below).

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

        Capital expenditures during 2015 are projected to be in the range of $500-$550 million. We anticipate funding 2015 capital requirements with existing cash balances, cash flows from operations, and if necessary, as of January 30, 2015, we also have significant availability under our Revolving Facility. We plan to continue to invest in store growth and development of approximately 730 new stores and approximately 875 stores to be remodeled or relocated. Capital expenditures in 2015 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including the distribution center under construction in Texas; technology initiatives; as well as routine and ongoing capital requirements.

        Cash flows from financing activities.    In 2014, we repurchased 14.1 million outstanding shares of our common stock at a total cost of $800.1 million. We made repayments of $75.0 million on the balance of the Term Facility. Borrowings and repayments under the Revolving Facility during the 2014 period were the same amount, resulting in no net increase to amounts outstanding under the Revolving Facility during 2014.

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

        Our most recent testing of our goodwill and indefinite lived trade name intangible assets was completed during the third quarter of 2014. No indicators of impairment were evident and no assessment of or adjustment to these assets was required. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

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

Interest Rate Risk

        We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our unsecured debt Facilities. As of January 30, 2015, we had variable rate borrowings of $925 million under our Term Facility and no borrowings outstanding under our Revolving Facility. In order to mitigate a portion of the variable rate interest exposure under the Facilities, we have entered into various interest rate swaps in recent years. For a detailed discussion of our Facilities, see Note 5 to the consolidated financial statements.

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

        A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Our interest rate swaps qualify for hedge accounting as cash flow hedges. Therefore, changes in market fluctuations related to the effective portion of these cash flow hedges do not impact our pre-tax earnings until the accrued interest is recognized on the derivatives and the associated hedged debt. Based on our variable rate borrowing levels and interest rate swaps outstanding as of January 30, 2015 and January 31, 2014, respectively, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $0.6 million in 2014 and $1.4 million in 2013.

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

        We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 30, 2015 and January 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries at January 30, 2015 and January 31, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar General Corporation and subsidiaries' internal control over financial reporting as of January 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee March 20, 2015

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 30, 2015	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$579,823	$505,566
Merchandise inventories	2,782,521	2,552,993
Prepaid expenses and other current assets	170,265	147,048

Total current assets	3,532,609	3,205,607

Net property and equipment	2,116,075	2,080,305

Goodwill	4,338,589	4,338,589

Other intangible assets, net	1,201,870	1,207,645

Other assets, net	34,961	35,378

Total assets	$11,224,104	$10,867,524

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$101,158	$75,966
Accounts payable	1,388,154	1,286,484
Accrued expenses and other	413,760	368,578
Income taxes payable	59,400	59,148
Deferred income taxes	25,268	21,795

Total current liabilities	1,987,740	1,811,971

Long-term obligations	2,639,427	2,742,788

Deferred income taxes	601,590	614,026

Other liabilities	285,309	296,546

Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000 shares authorized	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 303,447 and 317,058 shares issued and outstanding at January 30, 2015 and January 31, 2014, respectively	265,514	277,424
Additional paid-in capital	3,048,806	3,009,226
Retained earnings	2,403,045	2,125,453
Accumulated other comprehensive loss	(7,327)	(9,910)

Total shareholders' equity	5,710,038	5,402,193

Total liabilities and shareholders' equity	$11,224,104	$10,867,524

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	January 30, 2015	January 31, 2014	February 1, 2013
Net sales	$18,909,588	$17,504,167	$16,022,128
Cost of goods sold	13,107,081	12,068,425	10,936,727

Gross profit	5,802,507	5,435,742	5,085,401
Selling, general and administrative expenses	4,033,414	3,699,557	3,430,125

Operating profit	1,769,093	1,736,185	1,655,276
Interest expense	88,232	88,984	127,926
Other (income) expense	—	18,871	29,956

Income before income taxes	1,680,861	1,628,330	1,497,394
Income tax expense	615,516	603,214	544,732

Net income	$1,065,345	$1,025,116	$952,662

Earnings per share:
Basic	$3.50	$3.17	$2.87
Diluted	$3.49	$3.17	$2.85
Weighted average shares outstanding:
Basic	304,633	322,886	332,254
Diluted	305,681	323,854	334,469

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	January 30, 2015	January 31, 2014	February 1, 2013
Net income	$1,065,345	$1,025,116	$952,662
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $1,671, $(4,461) and $1,448, respectively	2,583	(6,972)	2,253

Comprehensive income	$1,067,928	$1,018,144	$954,915

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands except per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances, February 3, 2012	338,089	$295,828	$2,967,027	$1,416,918	$(5,191)	$4,674,582
Net income	—	—	—	952,662	—	952,662
Unrealized net gain (loss) on hedged transactions	—	—	—	—	2,253	2,253
Share-based compensation expense	—	—	21,664	—	—	21,664
Repurchases of common stock	(14,394)	(12,595)	(16)	(658,848)	—	(671,459)
Tax benefit from stock option exercises	—	—	77,020	—	—	77,020
Exercise of share-based awards	3,048	2,667	(75,787)	—	—	(73,120)
Other equity transactions	326	285	1,443	—	—	1,728

Balances, February 1, 2013	327,069	$286,185	$2,991,351	$1,710,732	$(2,938)	$4,985,330
Net income	—	—	—	1,025,116	—	1,025,116
Unrealized net gain (loss) on hedged transactions	—	—	—	—	(6,972)	(6,972)
Share-based compensation expense	—	—	20,961	—	—	20,961
Repurchases of common stock	(11,037)	(9,657)	—	(610,395)	—	(620,052)
Tax benefit from stock option exercises	—	—	24,151	—	—	24,151
Exercise of share-based awards	1,026	896	(27,237)	—	—	(26,341)

Balances, January 31, 2014	317,058	$277,424	$3,009,226	$2,125,453	$(9,910)	$5,402,193
Net income	—	—	—	1,065,345	—	1,065,345
Unrealized net gain (loss) on hedged transactions	—	—	—	—	2,583	2,583
Share-based compensation expense	—	—	37,338	—	—	37,338
Repurchases of common stock	(14,106)	(12,342)	—	(787,753)	—	(800,095)
Tax benefit from stock option exercises	—	—	5,047	—	—	5,047
Exercise of share-based awards	495	432	(2,805)	—	—	(2,373)

Balances, January 30, 2015	303,447	$265,514	$3,048,806	$2,403,045	$(7,327)	$5,710,038

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	January 30, 2015	January 31, 2014	February 1, 2013
Cash flows from operating activities:
Net income	$1,065,345	$1,025,116	$952,662
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	342,353	332,837	302,911
Deferred income taxes	(17,734)	(36,851)	(2,605)
Tax benefit of share-based awards	(12,147)	(30,990)	(87,752)
Loss on debt retirement, net	—	18,871	30,620
Noncash share-based compensation	37,338	20,961	21,664
Other noncash (gains) and losses	8,551	(12,747)	6,774
Change in operating assets and liabilities:
Merchandise inventories	(233,559)	(144,943)	(391,409)
Prepaid expenses and other current assets	(25,048)	(4,947)	5,553
Accounts payable	97,166	36,942	194,035
Accrued expenses and other liabilities	41,635	16,265	(36,741)
Income taxes	12,399	(5,249)	138,711
Other	(1,555)	(2,200)	(3,071)

Net cash provided by (used in) operating activities	1,314,744	1,213,065	1,131,352

Cash flows from investing activities:
Purchases of property and equipment	(373,967)	(538,444)	(571,596)
Proceeds from sales of property and equipment	2,268	288,466	1,760

Net cash provided by (used in) investing activities	(371,699)	(249,978)	(569,836)

Cash flows from financing activities:
Issuance of long-term obligations	—	2,297,177	500,000
Repayments of long-term obligations	(78,467)	(2,119,991)	(478,255)
Borrowings under revolving credit facilities	1,023,000	1,172,900	2,286,700
Repayments of borrowings under revolving credit facilities	(1,023,000)	(1,303,800)	(2,184,900)
Debt issuance costs	—	(15,996)	(15,278)
Payments for cash flow hedge related to debt issuance	—	(13,217)	—
Repurchases of common stock	(800,095)	(620,052)	(671,459)
Other equity transactions, net of employee taxes paid	(2,373)	(26,341)	(71,393)
Tax benefit of share-based awards	12,147	30,990	87,752

Net cash provided by (used in) financing activities	(868,788)	(598,330)	(546,833)

Net increase (decrease) in cash and cash equivalents	74,257	364,757	14,683
Cash and cash equivalents, beginning of year	505,566	140,809	126,126

Cash and cash equivalents, end of year	$579,823	$505,566	$140,809

Supplemental cash flow information:
Cash paid for:
Interest	$82,447	$73,464	$121,712
Income taxes	$631,483	$646,811	$422,333
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$31,586	$27,082	$39,147
Purchases of property and equipment under capital lease obligations	$—	$—	$3,440

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and accounting policies

Basis of presentation

        These notes contain references to the years 2014, 2013, and 2012, which represent fiscal years ended January 30, 2015, January 31, 2014, and February 1, 2013, respectively, each of which were 52-week accounting periods. The Company's fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

        The Company sells general merchandise on a retail basis through 11,789 stores (as of January 30, 2015) in 40 states covering most of the southern, southwestern, midwestern and eastern United States. The Company has owned distribution centers ("DCs") in Scottsville, Kentucky; South Boston, Virginia; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina; Marion, Indiana; Bessemer, Alabama; and Bethel, Pennsylvania, and leased DCs in Ardmore, Oklahoma; Fulton, Missouri; Indianola, Mississippi; and Lebec, California.

Cash and cash equivalents

        Cash and cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less when purchased. Such investments primarily consist of money market funds, bank deposits, certificates of deposit, and commercial paper. The carrying amounts of these items are a reasonable estimate of their fair value due to the short maturity of these investments.

        Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $58.5 million and $44.0 million at January 30, 2015 and January 31, 2014, respectively.

        At January 30, 2015, the Company maintained cash balances to meet a $20 million minimum threshold set by insurance regulators, as further described below under "Insurance liabilities."

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

        The excess of current cost over LIFO cost was approximately $95.1 million and $90.9 million at January 30, 2015 and January 31, 2014, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision (benefit) of $4.2 million in 2014, $(11.0) million in 2013, and $1.4 million in 2012, which is included in cost of goods sold in the consolidated statements of income.

        The Company purchases its merchandise from a wide variety of suppliers. The Company's largest and second largest suppliers each accounted for approximately 7% of the Company's purchases in 2014.

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

(In thousands)	Depreciable Life	January 30, 2015	January 31, 2014
Land	Indefinite	$172,329	$163,448
Land improvements	20	55,375	48,566
Buildings	39-40	800,346	765,555
Leasehold improvements	(a)	361,557	326,122
Furniture, fixtures and equipment	3-10	2,295,590	2,078,893
Construction in progress		68,360	70,332

		3,753,557	3,452,916
Less accumulated depreciation and amortization		1,637,482	1,372,611

Net property and equipment		$2,116,075	$2,080,305

(a)
Amortized over the lesser of the life of the applicable lease term or the estimated useful life of the asset.

        Depreciation expense related to property and equipment was approximately $335.9 million, $315.3 million and $277.2 million for 2014, 2013 and 2012. Amortization of capital lease assets is included in depreciation expense. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $0.2 million, $1.2 million and $0.6 million were capitalized in 2014, 2013 and 2012.

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

        The Company recorded impairment charges included in SG&A expense of approximately $1.9 million in 2014, $0.5 million in 2013 and $2.7 million in 2012, to reduce the carrying value of certain of its stores' assets. Such action was deemed necessary based on the Company's evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in negative current and projected future cash flows at these locations.

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

Other assets

        Noncurrent Other assets consist primarily of qualifying prepaid expenses, debt issuance costs which are amortized over the life of the related obligations, beer and wine licenses, and utility, security and other deposits.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Accrued expenses and other liabilities

        Accrued expenses and other consist of the following:

(In thousands)	January 30, 2015	January 31, 2014
Compensation and benefits	$78,645	$47,909
Insurance	81,944	84,697
Taxes (other than taxes on income)	124,893	104,990
Other	128,278	130,982

	$413,760	$368,578

        Other accrued expenses primarily include the current portion of liabilities for interest expense, legal settlements, freight expense, accrued bank fees, utilities, and common area and other maintenance charges.

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

        Ashley River Insurance Company ("ARIC"), a South Carolina-based wholly owned captive insurance subsidiary of the Company, charges the operating subsidiary companies premiums to insure the retained workers' compensation and non-property general liability exposures. Pursuant to South Carolina insurance regulations, ARIC maintains certain levels of cash and cash equivalents related to its self-insured exposures. ARIC currently insures no unrelated third-party risk.

Operating leases and related liabilities

        Rent expense is recognized over the term of the lease. The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. The difference between the calculated expense and the amounts paid result in a liability, with the current portion in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $54.6 million and $49.5 million at January 30, 2015 and January 31, 2014, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

        The Company recognizes contingent rental expense when the achievement of specified sales targets is considered probable. The amount expensed but not paid as of January 30, 2015 and January 31, 2014 was approximately $4.8 million and $6.0 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets.

Other liabilities

        Noncurrent Other liabilities consist of the following:

(In thousands)	January 30, 2015	January 31, 2014
Compensation and benefits	$20,266	$17,604
Insurance	140,916	145,162
Income tax related reserves	10,690	18,802
Deferred gain on sale leaseback	58,215	62,693
Other	55,222	52,285

	$285,309	$296,546

        Amounts categorized as "Other" in the table above consist primarily of deferred rent.

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

        In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. However, the CVAs associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of January 30, 2015, the Company has assessed the significance of the impact of the CVAs on the overall valuation of its derivative positions and has determined that the CVAs are not significant to the overall valuation of its derivatives. Based on the Company's review of the CVAs by counterparty portfolio, the Company has determined that the CVAs are not significant to the overall portfolio valuations, as the CVAs are deemed to be immaterial in terms of basis points and are a very small percentage of the aggregate notional value of the derivative instruments. Although some of the CVAs as a percentage of termination value appear to be more significant, primary emphasis was placed on a review of the CVA in basis points and the percentage of the notional value. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

        The Company's derivative financial instruments, in the form of interest rate swaps at January 30, 2015, are related to variable interest rate risk exposures associated with the Company's long-term debt and were entered into in an effort to manage that risk. The counterparties to the Company's derivative agreements are all major international financial institutions. The Company continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.

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

        The Company recognizes gift card sales revenue at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards was approximately $2.5 million and $4.3 million at January 30, 2015 and January 31, 2014, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions. For the year ended January 30, 2015, the Company recorded breakage revenue of $2.4 million.

Advertising costs

        Advertising costs are expensed upon performance, "first showing" or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $77.3 million, $70.5 million and $61.7 million in 2014, 2013 and 2012, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in-store signage, and costs associated with the sponsorships of certain automobile racing activities. Vendor funding for cooperative advertising offset reported expenses by $35.0 million, $31.9 million and $23.6 million in 2014, 2013 and 2012, respectively.

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Accounting standards

        In July 2013, the Financial Accounting Standards Board issued an accounting standards update which relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company's adoption of this guidance in the first quarter of 2014 did not have a material effect on the Company's condensed consolidated financial statements.

        In May 2014, the Financial Accounting Standards Board issued comprehensive new accounting standards related to the recognition of revenue. This guidance is effective for annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The new guidance allows for companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance, and the Company is evaluating these transition approaches. The Company will adopt this guidance in the first quarter of fiscal year 2017 and is currently in the process of evaluating the effect of adoption on its consolidated financial statements.

Reclassifications

        Certain financial disclosures relating to prior periods may have been reclassified to conform to the current year presentation.

2. Goodwill and other intangible assets

        As of January 30, 2015 and January 31, 2014, the balances of the Company's intangible assets were as follows:

		As of January 30, 2015
(In thousands)	Remaining Life	Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589

Other intangible assets:
Leasehold interests	1 to 8 years	$18,218	$16,048	$2,170
Trade names and trademarks	Indefinite	1,199,700	—	1,199,700

		$1,217,918	$16,048	$1,201,870

		As of January 31, 2014
(In thousands)	Remaining Life	Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589

Other intangible assets:
Leasehold interests	1 to 9 years	$64,644	$56,699	$7,945
Trade names and trademarks	Indefinite	1,199,700	—	1,199,700

		$1,264,344	$56,699	$1,207,645

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and other intangible assets (Continued)

        The Company recorded amortization expense related to amortizable intangible assets for 2014, 2013 and 2012 of $5.8 million, $11.9 million and $16.9 million, respectively, all of which is included in rent expense. Expected future cash flows associated with the Company's intangible assets are not expected to be materially affected by the Company's intent or ability to renew or extend the arrangements. The Company's goodwill balance is not expected to be deductible for tax purposes.

        For intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2015—$0.9 million, 2016—$0.3 million, 2017—$0.2 million, 2018—$0.2 million and 2019—$0.2 million.

3. Earnings per share

        Earnings per share is computed as follows (in thousands except per share data):

	2014
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$1,065,345	304,633	$3.50
Effect of dilutive share-based awards		1,048

Diluted earnings per share	$1,065,345	305,681	$3.49

	2013
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$1,025,116	322,886	$3.17
Effect of dilutive share-based awards		968

Diluted earnings per share	$1,025,116	323,854	$3.17

	2012
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$952,662	332,254	$2.87
Effect of dilutive share-based awards		2,215

Diluted earnings per share	$952,662	334,469	$2.85

        Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share was determined based on the dilutive effect of share-based awards using the treasury stock method.

        Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 1.2 million, 1.2 million, and 0.8 million in 2014, 2013 and 2012, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income taxes

        The provision (benefit) for income taxes consists of the following:

(In thousands)	2014	2013	2012
Current:
Federal	$543,089	$530,728	$457,370
Foreign	1,245	1,324	1,209
State	81,816	101,174	78,025

	626,150	633,226	536,604

Deferred:
Federal	(7,697)	(16,132)	9,734
State	(2,937)	(13,880)	(1,606)

	(10,634)	(30,012)	8,128

	$615,516	$603,214	$544,732

        A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2014		2013		2012
U.S. federal statutory rate on earnings before income taxes	$588,303	35.0%	$569,916	35.0%	$524,088	35.0%
State income taxes, net of federal income tax benefit	49,819	3.0	56,822	3.5	52,713	3.5
Jobs credits, net of federal income taxes	(18,961)	(1.1)	(19,348)	(1.2)	(16,062)	(1.1)
Increase (decrease) in valuation allowances	1,453	0.1	(437)	—	(3,050)	(0.2)
Decrease in income tax reserves	(6,449)	(0.4)	(6,391)	(0.4)	(13,676)	(0.9)
Other, net	1,351	—	2,652	0.1	719	0.1

	$615,516	36.6%	$603,214	37.0%	$544,732	36.4%

        The 2014 effective tax rate was an expense of 36.6%. This expense was greater than the federal statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2014 effective income tax rate decreased from 2013 due principally to the favorable resolution of state income tax examinations and a reduction in other state income tax reserve increases. As in prior years, the Company receives a significant income tax benefit related to salaries paid to certain newly hired employees that qualify for federal jobs credits (principally the Work Opportunity Tax Credit or "WOTC"). The federal law authorizing the WOTC credit expired for employees hired after December 31, 2014. Whether these credits will be available for employees hired after December 31, 2014 depends upon a change in the tax law that extends the expiration date of these credit provisions, the certainty and timing of which are currently unclear.

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

        Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

(In thousands)	January 30, 2015	January 31, 2014
Deferred tax assets:
Deferred compensation expense	$8,842	$8,666
Accrued expenses and other	5,146	9,067
Accrued rent	19,360	17,375
Accrued insurance	76,197	78,557
Accrued incentive compensation	14,866	3,385
Share based compensation	17,623	12,049
Interest rate hedges	4,318	4,921
Tax benefit of income tax and interest reserves related to uncertain tax positions	1,502	3,439
Deferred gain on sale-leaseback	24,385	26,186
Other	3,463	3,045
State tax net operating loss carry forwards, net of federal tax	87	282
State tax credit carry forwards, net of federal tax	11,039	8,282

	186,828	175,254
Less valuation allowances	(2,845)	(1,393)

Total deferred tax assets	183,983	173,861

Deferred tax liabilities:
Property and equipment	(302,531)	(307,644)
Inventories	(73,188)	(64,481)
Trademarks	(433,328)	(433,130)
Other	(1,794)	(4,427)

Total deferred tax liabilities	(810,841)	(809,682)

Net deferred tax liabilities	$(626,858)	$(635,821)

        Net deferred tax liabilities are reflected separately on the consolidated balance sheets as current and noncurrent deferred income taxes. The following table summarizes net deferred tax liabilities as recorded in the consolidated balance sheets:

(In thousands)	January 30, 2015	January 31, 2014
Current deferred income tax liabilities, net	$(25,268)	$(21,795)
Noncurrent deferred income tax liabilities, net	(601,590)	(614,026)

Net deferred tax liabilities	$(626,858)	$(635,821)

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income taxes (Continued)

        The Company has state net operating loss carry forwards as of January 30, 2015 that total approximately $1.3 million which will expire in 2028. The Company also has state tax credit carry forwards of approximately $17.0 million that will expire beginning in 2022 through 2025.

        A valuation allowance has been provided for state tax credit carry forwards. The 2014 increase of $1.5 million was recorded as an increase in income tax expense with the 2013 and 2012 decreases of $0.4 million and $3.1 million, respectively, recorded as reductions in income tax expense. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

        The Internal Revenue Service ("IRS") has previously examined the Company's 2009 and earlier federal income tax returns. As a result, the 2009 and earlier tax years are not open for further examination by the IRS. Due to the filing of an amended federal income tax return for the 2010 tax year, the IRS may, to a limited extent, examine the Company's 2010 income tax filings. The IRS, at its discretion, may also choose to examine the Company's 2011 through 2014 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company's 2010 and later tax years remain open for examination by the various state taxing authorities.

        As of January 30, 2015, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $9.3 million, $1.0 million and $0.4 million, respectively, for a total of $10.7 million. This total amount is reflected in noncurrent Other liabilities in the consolidated balance sheet.

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

        The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $3.0 million in the coming twelve months principally as a result of the effective settlement of outstanding issues. Also, as of January 30, 2015, approximately $9.3 million of the uncertain tax positions would impact the Company's effective income tax rate if the Company were to recognize the tax benefit for these positions.

        The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2014	2013	2012
Income tax expense (benefit)	$(9,497)	$(3,915)	$(16,119)
Income tax related interest expense (benefit)	(1,445)	590	344
Income tax related penalty expense (benefit)	51	30	(200)

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income taxes (Continued)

        A reconciliation of the uncertain income tax positions from February 3, 2012 through January 30, 2015 is as follows:

(In thousands)	2014	2013	2012
Beginning balance	$19,583	$22,237	$42,018
Increases—tax positions taken in the current year	198	3,484	2,114
Increases—tax positions taken in prior years	62	3,000	1,144
Decreases—tax positions taken in prior years	(8,636)	(608)	(22,669)
Statute expirations	(1,121)	(7,622)	(166)
Settlements	(743)	(908)	(204)

Ending balance	$9,343	$19,583	$22,237

5. Current and long-term obligations

        Current and long-term obligations consist of the following:

(In thousands)	January 30, 2015	January 31, 2014
Senior unsecured credit facilities, maturity April 11, 2018:
Term Facility	$925,000	$1,000,000
Revolving Facility	—	—
4 1/8% Senior Notes due July 15, 2017	500,000	500,000
1 7/8% Senior Notes due April 15, 2018 (net of discount of $294 and $383)	399,706	399,617
3 1/4% Senior Notes due April 15, 2023 (net of discount of $1,991 and $2,199)	898,009	897,801
Capital lease obligations	5,875	6,841
Tax increment financing due February 1, 2035	11,995	14,495

	2,740,585	2,818,754
Less: current portion	(101,158)	(75,966)

Long-term portion	$2,639,427	$2,742,788

        On April 11, 2013, the Company consummated a refinancing pursuant to which it terminated its then-existing senior secured credit agreements, entered into a new five-year unsecured credit agreement, and issued senior notes due in 2018 and 2023 as discussed in greater detail below. The Company's senior unsecured credit facilities (the "Facilities") consist of a senior unsecured term loan facility (the "Term Facility"), which had an initial balance of $1.0 billion, and an $850.0 million senior unsecured revolving credit facility (the "Revolving Facility"), which provides for the issuance of letters of credit up to $250.0 million. The Term Facility amortizes in quarterly installments of $25.0 million, which commenced August 1, 2014. The final quarterly payment of the then-remaining balance will be due at maturity on April 11, 2018.

        The Company capitalized $5.9 million of debt issuance costs associated with the Facilities, the amortized balance of which is included in long-term Other assets, net in the consolidated balance sheets. The Company incurred a pretax loss of $18.9 million for the write off of debt issuance costs associated with the termination of its previous senior secured credit facilities, which is reflected in Other (income) expense in the consolidated statement of income for the year ended January 31, 2014.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Current and long-term obligations (Continued)

        Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at the Company's option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of January 30, 2015 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. The Company must also pay a facility fee on any used and unused amounts of the Facilities, as well as letter of credit fees. The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on the Company's long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 1.46% (without giving effect to the interest rate swaps discussed in Note 7) as of January 30, 2015.

        The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants which place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 30, 2015, the Company was in compliance with all such covenants. The Facilities also contain customary affirmative covenants and events of default.

        As of January 30, 2015, the Company had total outstanding letters of credit of $43.6 million, $28.5 million of which were under the Revolving Facility, and borrowing availability under the Revolving Facility was $821.5 million.

        On July 12, 2012, the Company issued $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the "2017 Senior Notes") which mature on July 15, 2017. On April 11, 2013, the Company issued $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the "2018 Senior Notes"), net of discount of $0.5 million, which mature on April 15, 2018; and issued $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the "2023 Senior Notes"), net of discount of $2.4 million, which mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the "Senior Notes", each of which were issued pursuant to an indenture as modified by supplemental indentures relating to each series of Senior Notes (as so supplemented, the "Senior Indenture"). The Company capitalized $10.1 million of debt issuance costs associated with the 2018 Senior Notes and the 2023 Senior Notes. Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year and commenced on January 15, 2013. Interest on the 2018 Senior Notes and 2023 Senior Notes is payable in cash on April 15 and October 15 of each year and commenced on October 15, 2013.

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

        Scheduled debt maturities, including capital lease obligations, for the Company's fiscal years listed below are as follows (in thousands): 2015—$101,158; 2016—$101,379; 2017—$601,290; 2018—$1,025,892; 2019—$1,020; thereafter—$912,131.

6. Assets and liabilities measured at fair value

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of January 30, 2015, aggregated by the level in the fair value hierarchy within which those measurements are classified.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 30, 2015
Liabilities:
Long-term obligations(a)	$2,714,094	$17,870	$—	$2,731,964
Derivative financial instruments(b)	—	1,173	—	1,173
Deferred compensation(c)	22,336	—	—	22,336

(a)
Reflected at book value in the consolidated balance sheet as Current portion of long-term obligations of $101,158 and Long-term obligations of $2,639,427.

(b)
Reflected at fair value in the consolidated balance sheet as Accrued expenses and other current liabilities.

(c)
Reflected at fair value in the consolidated balance sheet as Accrued expenses and other current liabilities of $2,070 and noncurrent Other liabilities of $20,266.

        The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of January 30, 2015.

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as "OCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended January 30, 2015, January 31, 2014, and February 1, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

        As of January 30, 2015, the Company had interest rate swaps with a combined notional value of $875 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative financial instruments (Continued)

        All of the amounts reflected in Accumulated other comprehensive income (loss) in the consolidated balance sheets for the periods presented are related to the cash flow hedges described above.

        During the next 52-week period, the Company estimates that approximately $2.5 million will be reclassified as an increase to interest expense for its interest rate swaps and treasury locks.

Non-designated hedges of commodity risk

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of January 30, 2015, the Company had no such non-designated hedges.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of January 30, 2015 and January 31, 2014:

(in thousands)	January 30, 2015	January 31, 2014
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as noncurrent Other liabilities	$—	$4,109
Interest rate swaps classified as Accrued expenses and other current liabilities	$1,173	$—

        The tables below present the pre-tax effect of the Company's derivative financial instruments as reflected in the consolidated statements of comprehensive income and shareholders' equity, as applicable:

(in thousands)	2014	2013	2012
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in OCI	$876	$16,036	$9,626
Loss related to effective portion of derivative reclassified from Accumulated OCI to Interest expense	$5,130	$4,604	$13,327
Gain related to ineffective portion of derivative recognized in Other (income) expense	$—	$—	$(2,392)

Credit-risk-related contingent features

        The Company has agreements with all of its interest rate swap counterparties that provide that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on such indebtedness.

        As of January 30, 2015, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $1.2 million. If the Company had breached any of these provisions at January 30, 2015, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $1.2 million. As of January 30, 2015, the Company had not breached any of these provisions or posted any collateral related to these agreements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies

Leases

        As of January 30, 2015, the Company was committed under operating lease agreements for most of its retail stores. Many of the Company's stores are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years with multiple renewal options. The Company also has stores subject to shorter-term leases and many of these leases have renewal options. Certain of the Company's leased stores have provisions for contingent rentals based upon a specified percentage of defined sales volume.

        The land and buildings of the Company's DCs in Fulton, Missouri and Indianola, Mississippi are subject to operating lease agreements and the leased Ardmore, Oklahoma DC is subject to a financing arrangement. The entities involved in the ownership structure underlying these leases meet the accounting definition of a Variable Interest Entity ("VIE"). The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements. Certain leases contain restrictive covenants that, individually, are not material to the Company. As of January 30, 2015, the Company is not aware of any material violations of such covenants.

        In January 2014, the Company sold 233 store locations for cash and concurrent with the sale transaction, the Company leased the properties back for a period of 15 years. The transaction resulted in cash proceeds of approximately $281.6 million and a deferred gain of $67.2 million which is being recognized as a reduction of rent expense over the 15-year initial lease term of the properties.

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

        Future minimum payments as of January 30, 2015 for operating leases are as follows:

(In thousands)
2015	$793,274
2016	751,044
2017	703,892
2018	648,120
2019	584,508
Thereafter	3,145,663

Total minimum payments	$6,626,501

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

        Total minimum payments for capital leases as of January 30, 2015 were $7.4 million, with a present value of $5.9 million at January 30, 2015. The gross amount of property and equipment recorded under capital leases and financing obligations at both January 30, 2015 and January 31, 2014, was $29.8 million. Accumulated depreciation on property and equipment under capital leases and financing obligations at January 30, 2015 and January 31, 2014, was $10.6 million and $8.7 million, respectively.

        Rent expense under all operating leases is as follows:

(In thousands)	2014	2013	2012
Minimum rentals(a)	$776,103	$674,849	$599,138
Contingent rentals	9,099	12,058	15,150

	$785,202	$686,907	$614,288

(a)
Excludes amortization of leasehold interests of $5.8 million, $11.9 million and $16.9 million included in rent expense for the years ended January 30, 2015, January 31, 2014, and February 1, 2013, respectively.

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

        On October 22, 2012, the court entered a memorandum opinion granting the Company's decertification motion. On December 19, 2012, the court entered an order decertifying the matter and stating that a separate order would be entered regarding the opt-in plaintiffs' rights and plaintiff Cynthia Richter's individual claims. To date, the court has not entered such an order.

        The parties agreed to mediate the matter, and the court informally stayed the action pending the results of the mediation. Mediations were conducted in January, April and August 2013. On August 10, 2013, the parties reached a preliminary agreement, which was formalized and submitted to the court for approval, to resolve the matter for up to $8.5 million. On November 24, 2014, the court entered an order approving the settlement and dismissing the action. The Company deemed the settlement probable and recorded such amount as the estimated expense in the second quarter of 2013. The Company paid approximately $8.5 million in connection with the settlement of this matter in the fourth quarter of 2014.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

        On September 8, 2014, a lawsuit entitled Sally Ann Carpenter v. Dolgencorp, Inc. was filed in the United States District Court for the Southern District of West Virginia (Case No. 2:14-cv-25500) ("Carpenter"). The Carpenter plaintiff seeks to proceed on a collective basis under the FLSA on behalf of herself and other former and current store managers in the state of West Virginia who were allegedly improperly classified as exempt executive employees under the FLSA. The Carpenter plaintiff seeks to recover overtime pay, liquidated damages, and attorneys' fees and costs.

        The Company filed its answer to the complaint on September 30, 2014. On February 13, 2015, the court entered a scheduling order that, among other things, requires the Carpenter plaintiff to file a motion for conditional certification of her FLSA claims on or before April 24, 2015. The Company's response is due to be filed 30 days after the Carpenter plaintiff files her motion for conditional certification.

        On October 31, 2014, a lawsuit entitled Ronda Hood v. Dollar General Corporation was filed in the United States District Court for the Eastern District of Louisiana (Case No. 2:14-cv-02512-JTM-DEK) ("Hood"). The Hood plaintiff seeks to proceed on a nationwide collective basis under the FLSA on behalf of herself and other similarly situated store managers who were allegedly improperly classified as exempt executive employees under the FLSA. The Hood plaintiff seeks to recover overtime pay, liquidated damages, and attorneys' fees and costs. The Hood plaintiff also asserts individual causes of action for alleged violations of the Americans with Disabilities Act, the Louisiana Human Rights Act, the Family Medical Leave Act, and negligent infliction of emotional distress and seeks damages for those claims including back wages, compensatory damages, liquidated and/or punitive damages, reinstatement and/or front pay, interest, and attorneys' fees and costs.

        The Company filed its answer to the complaint on January 16, 2015. A status conference has been scheduled for April 9, 2015, and trial is set for November 9, 2015.

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

        At this time, it is not possible to predict whether the Carpenter or Hood matter ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful in its defense of either action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted if either of these actions was to proceed. For these reasons, the Company is unable to estimate any potential loss or range of loss in either matter; however, if the Company is not successful in its defense efforts, the resolution of Carpenter or Hood could have a material adverse effect on the Company's consolidated financial statements as a whole.

        On April 9, 2012, the Company was served with a lawsuit filed in the United States District Court for the Eastern District of Virginia entitled Jonathan Marcum, et al. v. Dolgencorp. Inc. (Civil Action No. 3:12-cv-00108-JRS) ("Marcum") in which the plaintiffs, one of whose conditional offer of employment was rescinded, allege that certain of the Company's background check procedures violate the Fair Credit Reporting Act ("FCRA"). Plaintiff Marcum also alleges defamation. According to the complaint and subsequently filed first and second amended complaints, the plaintiffs seek to represent a putative class of applicants in connection with their FCRA claims. The Company responded to the

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

complaint and each of the amended complaints. The plaintiffs' certification motion was due to be filed on or before April 5, 2013; however, plaintiffs asked the court to stay all deadlines in light of the parties' ongoing settlement discussions (as more fully described below). On November 12, 2013, the court entered an order lifting the stay but has not issued a new scheduling order in light of the parties' preliminary agreement to resolve the matter.

        The parties have engaged in formal settlement discussions on three occasions, once in January 2013 with a private mediator, and again in March 2013 and July 2013 with a federal magistrate. On February 18, 2014, the parties reached a preliminary agreement to resolve the matter for up to $4.08 million.

        On October 16, 2014, the court entered an order preliminarily approving the parties' proposed settlement. On March 4, 2015, the court entered an order approving the settlement and dismissing the matter with prejudice.

        The Company's Employment Practices Liability Insurance ("EPLI") carrier was placed on notice of this matter and participated in both the formal and informal settlement discussions. The EPLI policy covering this matter has a $2 million self-insured retention. Because the Company believed that it was likely to expend the balance of its self-insured retention in settlement of this litigation or otherwise, it accrued $1.8 million in the fourth quarter of 2012, an amount that is immaterial to the Company's consolidated financial statements as a whole.

        In September 2011, the Chicago Regional Office of the United States Equal Employment Opportunity Commission ("EEOC" or "Commission") notified the Company of a cause finding related to the Company's criminal background check policy. The cause finding alleges that the Company's criminal background check policy, which excludes from employment individuals with certain criminal convictions for specified periods, has a disparate impact on African-American candidates and employees in violation of Title VII of the Civil Rights Act of 1964, as amended ("Title VII").

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

        On January 29, 2014, the court entered an order, which, among other things, bifurcates the issues of liability and damages during discovery and at trial. On September 3, 2014, the court modified the scheduling order and ordered the parties to complete fact discovery related to liability by May 15, 2015. A status conference is scheduled for April 7, 2015.

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

        On September 13, 2013, notwithstanding the Company's opposition, the court granted plaintiff's motion and remanded the case. The Company filed a petition for permission to appeal to the United States Court of Appeals for the Ninth Circuit on September 23, 2013. On February 27, 2015, the Ninth Circuit denied the Company's petition for permission to appeal. Because the Company anticipated the denial, the Company filed a petition for coordination of the Main and Varela matters on April 28, 2014.

        Following the Company's petition for coordination, the Main plaintiff agreed to dismiss her complaint without prejudice, and the parties agreed that the Varela plaintiff would file an amended complaint to include the allegations asserted in the original Main complaint. On November 4, 2014, pursuant to a stipulation granted by the Varela court, the Varela plaintiff filed an amended complaint to add Victoria Lee Dinger Main as a named plaintiff and add the allegations set forth in the original Main action that include claims for alleged inaccurate wage statements and failure to provide appropriate pay upon termination. The Company filed its answer to the amended complaint on December 23, 2014. A status conference is scheduled for April 24, 2015.

        On June 6, 2013, a lawsuit entitled Victoria Lee Dinger Main v. Dolgen California, LLC and Does 1 through 100 (Case No. 34-2013-00146129) ("Main") was filed in the Superior Court of the State of California for the County of Sacramento. The Main plaintiff alleges that she and other "key holders" were not provided with meal and rest periods, accurate wage statements and appropriate pay upon termination in violation of California wage and hour laws and seeks to recover alleged unpaid wages, declaratory relief, restitution, statutory penalties and attorneys' fees and costs. The Main plaintiff seeks to represent a putative class of California "key holders" as to these claims. The Main plaintiff also asserts a claim for unfair business practices and seeks to proceed under the PAGA.

        The Company removed this action to the United States District Court for the Eastern District of California (Case No. 2:13-cv-01637-MCE-KJN) on August 7, 2013, and filed its answer to the complaint on August 6, 2013. On August 29, 2013, the plaintiff moved to remand the action to state court. The

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

Company opposed the motion. On October 28, 2013, the court granted plaintiff's motion and remanded the case. The Company filed a petition for permission to appeal to the United States Court of Appeals for the Ninth Circuit on November 7, 2013. The plaintiff filed its opposition brief on November 15, 2013. The Ninth Circuit denied the petition for permission to appeal on April 10, 2014.

        In light of the parties' agreement to coordinate and consolidate the Main and Varela matters, the Main plaintiff filed a request for dismissal without prejudice with the court on December 9, 2014. On December 10, 2014, the court entered an order dismissing the Main matter without prejudice.

        On July 22, 2014, a lawsuit entitled Oscar Avila v. Dolgen California, LLC and Does 1 through 50 (Case No. S-1500-CV-282549) ("Avila") was filed in the Superior Court of the State of California for the County of Kern. The Avila plaintiff alleges that he and other "key holders" were not provided with meal and rest periods, accurate wage statements and appropriate pay upon termination in violation of California wage and hour laws and seeks to recover alleged unpaid wages, declaratory relief, restitution, pre- and post- judgment interest, statutory penalties and attorneys' fees and costs. The Avila plaintiff seeks to represent a putative class of California "key holders" as to these claims. The Avila plaintiff also asserts a claim for unfair business practices.

        The parties have resolved this matter for an amount that is not material to the Company's consolidated financial statements as a whole.

        On November 26, 2014, a lawsuit entitled Kendra Pleasant v. Dollar General Corporation, Dolgencorp, LLC and Does 1 through 50 (Case No. CIVDS1417709 ("Pleasant") was filed in the Superior Court of the State of California for the County of San Bernardino. The Pleasant plaintiff alleges that she and other non-exempt employees were not paid for all time worked, reimbursed for necessary business related expenses, provided rest and meal breaks, and provided accurate wage statements in violation of California wage and hour laws. The Pleasant plaintiff seeks to recover alleged unpaid wages, restitution, interest, statutory penalties, unspecified damages, and attorneys' fees and costs. The Pleasant plaintiff also asserts a claim for unfair business practices.

        On December 31, 2014, the Company removed this matter to the United States District Court for the Central District of California (Case No. 5:14-cv-02645-JGB-KK). On January 14, 2015, the Company moved the court to compel arbitration and dismiss the plaintiff's class claims. The Pleasant plaintiff filed her response to the motion to compel arbitration on February 2, 2015. The Company filed its reply on February 9, 2015.

        On February 18, 2015, the court granted the Company's motion to compel arbitration and dismissed the Pleasant complaint with prejudice.

        After the Company filed its motion to compel arbitration, the Pleasant plaintiff filed a separate complaint in the Superior Court of the State of California for the County of San Bernardino styled Kendra Pleasant v. Dollar General Corporation, Dolgen California, LLC, and Does 1 through 50 (Case No. CIVDS1500651) ("Pleasant II") in which the plaintiff seeks to proceed under the PAGA for various alleged violations of California's Labor Code. Plaintiff alleges that she and other similarly situated non-exempt California store-level employees were not paid for all time worked, provided meal and rest breaks, reimbursed for necessary work related expenses, and provided with accurate wage statements. Plaintiff seeks to recover unpaid wages, civil and statutory penalties, interest, attorneys' fees and costs. On March 12, 2015, the Company filed a demurrer asking the court to abate all proceedings in the Pleasant II matter pending an issuance of a final judgment in the Varela matter.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

        On February 20, 2015, a lawsuit entitled Julie Sullivan v. Dolgen California and Does 1 through 100 (Case No. RG 15759417) ("Sullivan") was filed in the Superior Court of the State of California for the County of Alameda in which the plaintiff alleges that she and other similarly situated Dollar General Market Store Managers in the State of California were improperly classified as exempt employees and were not provided with meal and rest breaks and accurate wage statements in violation of California law. The Sullivan plaintiff also alleges that she and other California store employees were not provided with printed wage statements in violation of California law. Plaintiff seeks to recover unpaid wages (including overtime pay), civil and statutory penalties, interest, injunctive relief, restitution, and attorneys' fees and costs. On March 2, 2015, Sullivan served notice to the Labor and Workforce Development agency that she intends to proceed under the PAGA. The Company's response to the Sullivan complaint is due to be filed with the court on or before April 9, 2015.

        The Company believes that its policies and practices comply with California law and that the Varela, Pleasant II, and Sullivan actions are not appropriate for class or similar treatment. The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Varela, Pleasant II, or Sullivan action ultimately will be permitted to proceed as a class, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Varela, Pleasant II, or Sullivan action. For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of any of these actions could have a material adverse effect on the Company's consolidated financial statements as a whole.

        On July 2, 2013, a lawsuit entitled Rachel Buttry and Jennifer Peters v. Dollar General Corp. (Case No. 3:13-cv-00652) ("Buttry") was filed in the United States District Court for the Middle District of Tennessee. The Buttry plaintiffs seek to proceed on a nationwide collective basis under the FLSA and as a statewide class under Tennessee law on behalf of non-exempt store employees who allegedly were not properly paid for certain breaks. The Buttry plaintiffs seek back wages (including overtime), injunctive and declaratory relief, liquidated damages, compensatory and economic damages, "consequential" and "incidental" damages, pre-judgment and post-judgment interest, and attorneys' fees and costs.

        The Company filed its answer on August 7, 2013. The plaintiffs filed their motion for conditional certification of their FLSA claims on December 5, 2013, to which the Company responded on February 3, 2014. On April 4, 2014, the court denied plaintiffs' certification motion. Plaintiffs filed a motion for reconsideration or in the alternative for permission to seek interlocutory appeal in the United States Court of Appeals for the Sixth Circuit on April 18, 2014. The court denied the plaintiffs' motion on April 24, 2014.

        The plaintiffs subsequently petitioned the Sixth Circuit for a writ of mandamus and asked the district court to stay all deadlines in the underlying proceeding pending the Sixth Circuit's ruling on the writ. On October 23, 2014, the United States Court of Appeals for the Sixth Circuit denied plaintiff's petition for writ of mandamus.

        The parties have reached a preliminary agreement, which must be submitted to and approved by the court, to resolve this matter for an amount not material to the Company's consolidated financial statements as a whole. At this time, although probable, it is not certain that the court will approve the settlement. However, even if the court does not approve the settlement on its current terms, the

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

Company does not expect the resolution of the Buttry matter to have a material adverse impact on the Company's consolidated financial statements as a whole.

        On March 19, 2014, a lawsuit entitled Danielle Harsey v. Dolgencorp, LLC (Case No. 5:14-cv-00168-WTH-PRL) ("Harsey") was filed in the United States District Court for the Middle District of Florida. The Harsey plaintiff seeks to proceed on a nationwide collective basis under the FLSA and as a statewide class under the Florida Minimum Wage Act on behalf of all similarly situated non-exempt store employees who allegedly were not paid for all hours worked. The Harsey plaintiff seeks back wages (including overtime), liquidated damages, pre- and post-judgment interest, injunctive relief, and attorneys' fees and costs. The Company filed its answer on May 7, 2014.

        On August 19, 2014, the court entered a scheduling order, which among other things, requires plaintiff to file motions for class certification of her statewide claims and conditional certification of her claims under the FLSA on or before January 7, 2015. The plaintiff did not seek conditional or class certification with respect to either her FLSA or state law claims.

        The parties have reached a preliminary agreement, which must be submitted to and approved by the court, to resolve this matter for an amount not material to the Company's consolidated financial statements as a whole. At this time, although probable, it is not certain that the court will approve the settlement. However, even if the court does not approve the settlement on its current terms, the Company does not expect the resolution of the Harsey matter to have a material adverse impact on the Company's consolidated financial statements as a whole.

        On July 14, 2014, a lawsuit entitled Leslie Vincino v. Dolgencorp, LLC (Case No. 2014-CA-517) ("Vincino") was filed in the Circuit Court, Eighth Judicial Circuit, for Levy County, Florida. The Vincino plaintiff seeks to proceed on a nationwide collective basis under the FLSA on behalf of all similarly situated non-exempt store employees who allegedly were not paid for all hours worked. The Vincino plaintiff seeks back wages (including overtime), liquidated damages, pre-judgment interest, and attorneys' fees and costs. The Vincino plaintiff also asserts individual claims for violation of the Florida Civil Rights Act for alleged discrimination based on alleged unidentified disabilities. For the claims asserted under the Florida Civil Rights Act, the Vincino plaintiff seeks compensatory damages, back wages, front pay, punitive damages, attorneys' fees and costs. On August 11, 2014, the Company removed this matter to the United States District Court for the Northern District of Florida (Case No. 1:14-cv-142-RS-GRJ). The Company filed its answer on August 18, 2014.

        On September 25, 2014, the court entered a scheduling order which requires plaintiff to file her motion for conditional class certification of her claims under the FLSA on or before February 23, 2015. On January 12, 2015, the plaintiff notified the court that she did not intend to seek conditional certification of her FLSA claims. Plaintiff's individual claims under the FLSA and Florida Civil Rights Act remain pending. The Company intends to vigorously defend this action and does not expect its ultimate resolution to have a material adverse impact on the Company's consolidated financial statements as a whole.

        On September 8, 2014, a lawsuit entitled Joyce Riley v. Dolgencorp, LLC (Case No. 2:14-cv-25505) ("Riley") was filed in the United States District Court for the Southern District of West Virginia. The Riley plaintiff seeks to proceed on a collective basis under the FLSA on behalf of all similarly situated non-exempt store employees in the state of West Virginia who allegedly were not paid for certain breaks. The Riley plaintiff seeks back wages (including overtime), liquidated damages, and attorneys' fees and costs.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

        The Company filed its answer to the complaint on September 30, 2014. On February 13, 2015, the court entered a scheduling order that, among other things, requires the Riley plaintiff to file a motion for conditional certification of her FLSA claims on or before May 8, 2015. The Company's response is due 30 days after the Riley plaintiff files her motion for conditional certification.

        The Company believes that its wage and hour policies and practices comply with both the FLSA and state law and that the Riley action is not appropriate for collective or class treatment. The Company intends to vigorously defend this action; however, at this time, it is not possible to predict whether the Riley action ultimately will be permitted to proceed collectively or as a class, and no assurances can be given that the Company will be successful in its defense of this action on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Riley action. For these reasons, the Company is unable to estimate any potential loss or range of loss in this matter; however, if the Company is not successful in its defense efforts, the resolution of the Riley action could have a material adverse effect on the Company's consolidated financial statements as a whole.

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

        On August 28, 2012, the Winn-Dixie plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (Docket No. 12-14527-B). Oral argument was conducted on January 16, 2014, and the appellate court rendered its decision on March 5, 2014, affirming in part and reversing in part the trial court's decision. Specifically, the appellate court affirmed the trial court's dismissal of plaintiffs' claim for monetary damages but reversed the trial court's decision denying injunctive relief as to thirteen additional stores and remanded for further proceedings. On March 26, 2014, the plaintiffs moved the appellate court for rehearing. That motion was denied on May 2, 2014. Subsequently, plaintiff filed a motion with the trial court on remand to dismiss stores not located in Florida from the case without prejudice, which the court denied on September 29, 2014. Further, the parties have, as directed by the trial court, submitted briefs in an effort to clarify the issues to be resolved on remand. On November 19, 2014, the court issued an order (i) permitting the parties to conduct additional discovery regarding the scope of the restrictive covenants at issue in light of the Eleventh Circuit's decision, and (ii) scheduling a bench trial to resolve any outstanding issues on the court's April 20, 2015 docket. On February 10, 2015, Winn-Dixie filed a motion for summary judgment,

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

and the Company filed a motion for summary judgment regarding the stores located outside of Florida. The court has not yet ruled on either motion.

        At this time, the Company is unable to predict whether the trial court will enter an injunction as to any of the additional stores at issue; however, the Company does not believe that such an injunction, even if entered as to each remaining additional store at issue, would have a material adverse effect on the Company or its consolidated financial statements as a whole.

        The Company also is unable to predict whether the plaintiffs will seek further appellate review of the trial court's dismissal of plaintiffs' claim for damages. If plaintiffs were to obtain further appellate review, and the Company were unsuccessful in its defense of such appeal, the outcome could have a material adverse effect on the Company's consolidated financial statements as a whole.

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

        A participant's right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2014, 2013 and 2012, the Company expensed approximately $13.7 million, $13.0 million and $11.9 million, respectively, for matching contributions.

        The Company also has a nonqualified supplemental retirement plan ("SERP") and compensation deferral plan ("CDP"), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $0.8 million, $1.2 million and $1.4 million in 2014, 2013 and 2012, respectively.

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

        On July 6, 2007, the Company's Board of Directors adopted the 2007 Stock Incentive Plan for Key Employees, which plan was subsequently amended (as so amended, the "Plan"). The Plan allows the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates. The number of shares of Company common stock authorized for grant under the Plan is 31,142,858. As of January 30, 2015, 19,025,398 of such shares are available for future grants.

        Since May 2011, most of share-based awards issued by the Company have been in the form of stock options, restricted stock units and performance share units. The Company has also granted a performance-based restricted stock award discussed in greater detail below. Stock options granted to employees and board members generally vest ratably on an annual basis over a four-year and three-year period, respectively. Restricted stock units generally vest ratably over a three-year period. Performance share units generally vest ratably over a three-year period, provided that certain minimum performance criteria are met in the year of grant. With limited exceptions, the performance share unit and restricted stock unit awards are automatically converted into shares of common stock on the vesting date.

        From July 2007 through May 2011, a significant majority of the Company's share-based awards were stock options that vest solely upon the continued employment of the recipient ("MSA Time Options") and options that vest upon the achievement of predetermined annual or cumulative financial-based targets ("MSA Performance Options"). MSA Time Options and MSA Performance Options generally vest ratably on an annual basis over a period of approximately five years, with limited exceptions.

        Both the MSA Time Options and the MSA Performance Options are subject to various provisions set forth in a management stockholder's agreement ("MSA") entered into with each option holder. The MSA contains certain put and call rights and other provisions pertaining to both the option holder and the Company which may, in certain scenarios, affect the holder's ability to sell or realize market value for these instruments and any shares acquired thereunder. Vesting of the MSA Performance Options is contingent upon meeting specified annual or cumulative financial targets. The MSA Time Options and MSA Performance Options have a contractual term of 10 years and an exercise price equal to the fair value of the underlying common stock on the date of grant.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-based payments (Continued)

        The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended January 30, 2015, January 31, 2014, and February 1, 2013, and a summary of the methodology applied to develop each assumption, are as follows:

	January 30, 2015	January 31, 2014	February 1, 2013
Expected dividend yield	0%	0%	0%
Expected stock price volatility	25.6%	26.2%	26.8%
Weighted average risk-free interest rate	1.9%	1.2%	1.5%
Expected term of options (years)	6.3	6.3	6.3

        Expected dividend yield—This is an estimate of the expected dividend yield on the Company's stock. An increase in the dividend yield will decrease compensation expense.

        Expected stock price volatility—This is a measure of the amount by which the price of the Company's common stock has fluctuated or is expected to fluctuate. Since November 2011, the expected volatilities for awards have been based on the historical volatility of the Company's publicly traded common stock. An increase in the expected volatility will increase compensation expense.

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

        A summary of the Company's stock option activity, exclusive of options subject to an MSA, during the year ended January 30, 2015 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, January 31, 2014	1,840,542	$45.26
Granted	898,817	58.03
Exercised	(159,205)	44.52
Canceled	(181,030)	50.55

Balance, January 30, 2015	2,399,124	$49.69	8.1	$41,661

Exercisable at January 30, 2015	633,841	$42.43	7.0	$15,613

        The weighted average grant date fair value of non-MSA options was $17.26, $13.86 and $13.54 during 2014, 2013 and 2012, respectively. The intrinsic value of non-MSA options exercised during 2014, 2013, and 2012 was $2.5 million, $0.8 million and $0.3 million, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-based payments (Continued)

        The number of performance share unit awards earned is based upon the Company's annual financial performance in the year of grant as specified in the award agreement. A summary of performance share unit award activity during the year ended January 30, 2015 is as follows:

(Intrinsic value amounts reflected in thousands)	Units Issued	Intrinsic Value
Balance, January 31, 2014	159,419
Granted	143,048
Converted to common stock	(68,187)
Canceled	(21,697)

Balance, January 30, 2015	212,583	$14,256

        The weighted average grant date fair value of performance share units granted was $57.91, $48.11 and $45.25 during 2014, 2013, and 2012, respectively.

        A summary of restricted stock unit award activity during the year ended January 30, 2015 is as follows:

(Intrinsic value amounts reflected in thousands)	Units Issued	Intrinsic Value
Balance, January 31, 2014	616,527
Granted	420,035
Converted to common stock	(230,907)
Canceled	(90,797)

Balance, January 30, 2015	714,858	$47,938

        The weighted average grant date fair value of restricted stock units granted was $57.87, $48.20 and $45.33 during 2014, 2013 and 2012, respectively.

        A summary of MSA Time Options activity during the year ended January 30, 2015 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, January 31, 2014	464,563	$18.15
Granted	—	—
Exercised	(154,866)	14.95
Canceled	(10,853)	20.39

Balance, January 30, 2015	298,844	$19.74	4.7	$14,142

Exercisable at January 30, 2015	286,848	$19.30	4.6	$13,700

        The intrinsic value of MSA Time Options exercised during 2014, 2013 and 2012 was $6.8 million, $39.4 million and $117.3 million, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-based payments (Continued)

        A summary of MSA Performance Options activity during the year ended January 30, 2015 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, January 31, 2014	376,309	$19.68
Granted	—	—
Exercised	(118,287)	17.18
Canceled	(10,151)	21.47

Balance, January 30, 2015	247,871	$20.79	4.9	$11,468

Exercisable at January 30, 2015	246,251	$20.73	4.9	$11,409

        The intrinsic value of MSA Performance Options exercised during 2014, 2013 and 2012 was $4.9 million, $39.1 million and $106.4 million, respectively.

        In March 2012, the Company issued a performance-based award of 326,037 shares of restricted stock to its Chairman and Chief Executive Officer. This restricted stock award had a fair value on the grant date of $45.25 per share, with one-half of the award scheduled to vest in 2014 and the remainder in 2015, contingent upon, among other things, meeting certain specified earnings per share targets in those years. The target for 2014 was met and the applicable shares vested.

        At January 30, 2015, the total unrecognized compensation cost related to nonvested stock-based awards was $55.2 million with an expected weighted average expense recognition period of 1.4 years.

        The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in net income before income taxes as follows:

(In thousands)	Stock Options	Performance Share Units	Restricted Stock Units	Restricted Stock	Total
Year ended January 30, 2015
Pre-tax	$8,533	$5,461	$15,968	$7,376	$37,338
Net of tax	$5,206	$3,332	$9,742	$4,500	$22,780
Year ended January 31, 2014
Pre-tax	$7,634	$3,448	$9,879	$—	$20,961
Net of tax	$4,649	$2,100	$6,016	$—	$12,765
Year ended February 1, 2013
Pre-tax	$14,078	$4,082	$3,504	$—	$21,664
Net of tax	$8,578	$2,487	$2,135	$—	$13,200

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Segment reporting

        The Company manages its business on the basis of one operating segment. See Note 1 for a brief description of the Company's business. As of January 30, 2015, all of the Company's operations were located within the United States with the exception of a Hong Kong subsidiary, and a liaison office in India, which collectively are not material to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(In thousands)	2014	2013	2012
Classes of similar products:
Consumables	$14,321,080	$13,161,825	$11,844,846
Seasonal	2,344,993	2,259,516	2,172,399
Home products	1,205,373	1,115,648	1,061,573
Apparel	1,038,142	967,178	943,310

Net sales	$18,909,588	$17,504,167	$16,022,128

12. Common stock transactions

        On August 29, 2012, the Company's Board of Directors authorized a common stock repurchase program, which was increased on March 19, 2013 and again on December 4, 2013. As of January 30, 2015, a total of $2.0 billion had been authorized under the program and $223.4 million remained available for repurchase. The share repurchase program was further increased on March 10, 2015 as discussed in Note 13. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under our debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings under the Company's credit facilities discussed in further detail in Note 5.

        During the years ended January 30, 2015, January 31, 2014, and February 1, 2013, the Company repurchased approximately 14.1 million shares of its common stock at a total cost of $800.1 million, approximately 11.0 million shares at a total cost of $620.1 million, and approximately 14.4 million shares of its common stock at a total cost of $671.4 million, respectively, pursuant to its common stock repurchase programs.

13. Subsequent events

        On March 10, 2015, the Company's Board of Directors authorized a $1.0 billion increase in the common stock repurchase program discussed in Note 12, increasing the total remaining share repurchase authorization to approximately $1.2 billion. The repurchase authorization has no expiration date and has terms and conditions consistent with those discussed in Note 12.

        Also on March 10, 2015, the Company's Board of Directors approved a quarterly cash dividend to shareholders. A cash dividend of $0.22 per share will be paid on April 22, 2015 to shareholders of record on April 8, 2015. The payment of future cash dividends is subject to the Board's discretion and will depend upon, among other things, the Company's results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly financial data (unaudited)

        The following is selected unaudited quarterly financial data for the fiscal years ended January 30, 2015 and January 31, 2014. Each quarterly period listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Net sales	$4,522,081	$4,724,039	$4,724,409	$4,939,059
Gross profit	1,357,746	1,455,574	1,423,748	1,565,439
Operating profit	379,708	428,526	394,143	566,716
Net income	222,398	251,260	236,316	355,371
Basic earnings per share	0.72	0.83	0.78	1.17
Diluted earnings per share	0.72	0.83	0.78	1.17

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Net sales	$4,233,733	$4,394,651	$4,381,838	$4,493,945
Gross profit	1,295,148	1,377,290	1,328,493	1,434,811
Operating profit	395,000	412,822	390,241	538,122
Net income	220,083	245,475	237,385	322,173
Basic earnings per share	0.67	0.76	0.74	1.01
Diluted earnings per share	0.67	0.75	0.74	1.01

        In the third and fourth quarters of 2014, the Company incurred expenses related to an attempted acquisition of $8.2 million ($7.4 million net of tax, or $0.02 per diluted share) and $6.1 million ($1.3 million net of tax, or $0.00 per diluted share), respectively, which were recognized as Selling, general and administrative expenses.

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

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of January 30, 2015.

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

        We have audited Dollar General Corporation and subsidiaries' internal control over financial reporting as of January 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Dollar General Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Dollar General Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 30, 2015 and January 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 30, 2015 of Dollar General Corporation and subsidiaries and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee March 20, 2015

        (d)    Changes in Internal Control Over Financial Reporting.    There have been no changes during the quarter ended January 30, 2015 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (a)    Information Regarding Directors and Executive Officers.    The information required by this Item 10 regarding our directors and director nominees is contained under the captions "Who are the nominees this year," "What are the backgrounds of this year's nominees," "Are there any familial relationships between any of the nominees," "How are directors identified and nominated," and "What particular experience, qualifications, attributes or skills led the Board of Directors to conclude that each nominee should serve as a director of Dollar General," all under the heading "Proposal 1: Election of Directors" in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 27, 2015 (the "2015 Proxy Statement"), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant," which information under such caption is incorporated herein by reference.

        (b)    Compliance with Section 16(a) of the Exchange Act.    Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2015 Proxy Statement, which information under such caption is incorporated herein by reference.

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

        (e)    Audit Committee Information.    Information required by this Item 10 regarding our audit committee and our audit committee financial experts is contained under the captions "Corporate Governance—Does the Board have standing Audit, Compensation and Nominating Committees" and "—Does Dollar General have an audit committee financial expert serving on its Audit Committee" in the 2015 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, and compensation committee interlocks and insider participation is contained under the captions "Director Compensation" and "Executive Compensation" in the 2015 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a)    Equity Compensation Plan Information.    The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of January 30, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,873,280	$44.22	19,025,398
Equity compensation plans not approved by security holders	—	—	—

Total(1)	3,873,280	$44.22	19,025,398

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

        (b)    Other Information.    The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption "Security Ownership" in the 2015 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption "Transactions with Management and Others" in the 2015 Proxy Statement, which information under such caption is incorporated herein by reference.

        The information required by this Item 13 regarding director independence is contained under the caption "Director Independence" in the 2015 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption "Fees Paid to Auditors" in the 2015 Proxy Statement, which information under such caption is incorporated herein by reference.

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

DOLLAR GENERAL CORPORATION
Date: March 20, 2015	By:	/s/ RICHARD W. DREILING Richard W. Dreiling, Chairman and Chief Executive Officer

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

Name	Title	Date

/s/ RICHARD W. DREILING RICHARD W. DREILING	Chairman & Chief Executive Officer (Principal Executive Officer)	March 20, 2015
/s/ DAVID M. TEHLE DAVID M. TEHLE	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2015
/s/ WARREN F. BRYANT WARREN F. BRYANT	Director	March 20, 2015
/s/ MICHAEL M. CALBERT MICHAEL M. CALBERT	Director	March 20, 2015
/s/ SANDRA B. COCHRAN SANDRA B. COCHRAN	Director	March 20, 2015
/s/ PATRICIA FILI-KRUSHEL PATRICIA FILI-KRUSHEL	Director	March 20, 2015

Name	Title	Date

/s/ PAULA A. PRICE PAULA A. PRICE	Director	March 20, 2015
/s/ WILLIAM C. RHODES, III WILLIAM C. RHODES, III	Director	March 20, 2015
/s/ DAVID B. RICKARD DAVID B. RICKARD	Director	March 20, 2015

 EXHIBIT INDEX

3.1	Amended and Restated Charter of Dollar General Corporation (complete copy as amended for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended May 3, 2013, filed with the SEC on June 4, 2013 (file no. 001-11421))
3.2
Amended and Restated Bylaws of Dollar General Corporation (incorporated by reference to Exhibit 3.2 to Dollar General Corporation's Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))
4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
4.2	Form of 4.125% Senior Notes due 2017 (included in Exhibit 4.4)
4.3
Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Current Report on Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))
4.4
First Supplemental Indenture, dated as of July 12, 2012, among Dollar General Corporation, as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Current Report on Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))
4.5
Third Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Current Report on Form 8-K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001-11421))
4.6
Fourth Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Current Report on Form 8-K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001-11421))
4.7
Credit Agreement, dated as of April 11, 2013, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.3 to Dollar General Corporation's Current Report on Form 8-K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001-11421))
10.1
Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (effective June 1, 2012) (incorporated by reference to Appendix A to Dollar General Corporation's Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001-11421))*
10.2
Form of Stock Option Agreement between Dollar General Corporation and certain officers of Dollar General Corporation granting stock options pursuant to the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*

10.3	Form of Stock Option Award Agreement (approved May 24, 2011) for awards made prior to December 2014 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))*
10.4
Form of Stock Option Award Agreement (approved March 20, 2012) for annual awards beginning March 20, 2012 and prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421)) *
10.5
Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421)) *
10.6
Form of Stock Option Award Agreement (approved August 26, 2014) for awards beginning December 2014 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*
10.7
Form of Performance Share Unit Award Agreement (approved March 20, 2012) for annual awards prior to March 2014 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*
10.8
Form of Performance Share Unit Award Agreement (approved March 18, 2014) for annual awards beginning March 2014 and prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))*
10.9
Form of Performance Share Unit Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*
10.10
Form of Restricted Stock Unit Award Agreement (approved March 20, 2012) for annual awards made prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*

10.11	Restricted Stock Award Agreement, dated March 20, 2012, between Dollar General Corporation and Richard W. Dreiling (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*
10.12
Waiver of Certain Limitations Set Forth in Option Agreements Pertaining to Options Previously Granted under the Amended and Restated 2007 Stock Incentive Plan, effective August 26, 2010 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2010, filed with the SEC on August 31, 2010 (file no. 001-11421))*
10.13
Waiver of Transfer Restrictions dated February 1, 2013 (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated February 1, 2013, filed with the SEC on February 5, 2013 (file no. 001-11421))*
10.14
Form of Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and certain officers of Dollar General Corporation (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.15
Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (July 2007 grant group), effective November 18, 2009 (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2009, filed with the SEC on December 10, 2009 (file no. 001-11421)) *
10.16
Amendment to Management Stockholder's Agreement among Dollar General Corporation, Buck Holdings, L.P. and key employees of Dollar General Corporation (post-July 2007 grant group), effective November 18, 2009 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2009, filed with the SEC on December 10, 2009 (file no. 001-11421)) *
10.17
Second Amendment to Management Stockholder's Agreements, effective June 3, 2010 (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, filed with the SEC on June 8, 2010 (file no. 001-11421))*
10.18
Form of Restricted Stock Unit Award Agreement for awards prior to May 24, 2011 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
10.19
Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards prior to May 29, 2014 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))
10.20
Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 29, 2014 and prior to February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))

10.21	Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))
10.22
Form of Stock Option Award Agreement for awards to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))
10.23
Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.24
First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.25
Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*
10.26
Dollar General Corporation Non-Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))
10.27
Amended and Restated Dollar General Corporation Annual Incentive Plan (effective June 1, 2012) (incorporated by reference to Appendix B to the Dollar General Corporation's Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001-11421))*
10.28
Dollar General Corporation 2014 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))*
10.29
Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.19 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file no. 001-11421))*
10.30
Dollar General Corporation Domestic Relocation Policy for Officers (effective prior to March 18, 2014) (incorporated by reference to Exhibit 10.21 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.31
Dollar General Corporation Executive Relocation Policy (effective March 18, 2014) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))*

10.32	Dollar General Corporation Executive Relocation Policy, as amended (effective July 16, 2014) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2014, filed with the SEC on August 28, 2014 (file no. 001-11421))*
10.33
Summary of Non-Employee Director Compensation effective January 31, 2015 (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))
10.34
Amended and Restated Employment Agreement, effective April 23, 2010, between Dollar General Corporation and Richard W. Dreiling (incorporated by reference to Exhibit 99.1 to Dollar General Corporation's Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file no. 001-11421))*
10.35
Amendment to Employment Agreement, effective March 18, 2014, between Dollar General Corporation and Richard W. Dreiling (incorporated by reference to Exhibit 10.26 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))*
10.36
Limited Waiver of Certain Tax and Tax Gross-Up Rights, effective January 1, 2013, by Richard W. Dreiling (incorporated by reference to Exhibit 10.26 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 1, 2013, filed with the SEC on March 25, 2013 (file no. 001-11421))*
10.37
Stock Option Agreement, dated as of January 21, 2008, between Dollar General Corporation and Richard W. Dreiling (incorporated by reference to Exhibit 10.29 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.38
Stock Option Agreement, dated April 23, 2010, between Dollar General Corporation and Richard W. Dreiling (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated April 23, 2010, filed with the SEC on April 27, 2010 (file no. 001-11421))*
10.39
Management Stockholder's Agreement, dated as of January 21, 2008, among Dollar General Corporation, Buck Holdings, L.P. and Richard W. Dreiling (incorporated by reference to Exhibit 10.30 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*
10.40
Employment Agreement, effective April 1, 2012, between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 99.1 to Dollar General Corporation's Current Report on Form 8-K dated April 16, 2012, filed with the SEC on April 19, 2012 (file no. 001-11421))*
10.41
Amendment to Employment Agreement, effective March 18, 2014, between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 10.32 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))*
10.42
Employment Agreement, effective December 1, 2011, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2011, filed with the SEC on December 5, 2011 (file no. 001-11421))*

10.43	Amendment to Employment Agreement, effective March 18, 2014, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 10.34 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))*
10.44
Amendment to Employment Agreement, dated December 4, 2013 and effective as of November 4, 2013, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Current Report on Form 8-K/A dated November 4, 2013, filed with the SEC on December 6, 2013 (file no. 001-11421))*
10.45
Management Stockholder's Agreement, dated December 19, 2008, among Dollar General Corporation, Buck Holdings, L.P., and Todd J. Vasos (incorporated by reference to Exhibit 10.37 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 30, 2009, filed with the SEC on March 24, 2009 (file no. 001-11421))*
10.46
Employment Agreement, effective November 1, 2013, between Dollar General Corporation and David W. D'Arezzo (incorporated by reference to Exhibit 10.37 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))*
10.47
Employment Agreement, effective March 24, 2013, between Dollar General Corporation and John W. Flanigan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2013, filed with the SEC on June 4, 2013 (file no. 001-11421))*
10.48
Amendment to Employment Agreement, effective March 18, 2014, between Dollar General Corporation and John W. Flanigan (incorporated by reference to Exhibit 10.39 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))*
10.49
Stock Option Agreement, dated as of August 28, 2008, between Dollar General Corporation and John W. Flanigan (incorporated by reference to Exhibit 10.34 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.50
Stock Option Agreement, dated as of May 28, 2009, between Dollar General Corporation and John W. Flanigan (incorporated by reference to Exhibit 10.35 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.51
Stock Option Agreement, dated as of March 24, 2010, between Dollar General Corporation and John W. Flanigan (incorporated by reference to Exhibit 10.36 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.52
Management Stockholder's Agreement, dated as of August 28, 2008, between Dollar General Corporation, Buck Holdings, L.P., and John W. Flanigan (incorporated by reference to Exhibit 10.38 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.53
Employment Agreement, effective March 24, 2013, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2013, filed with the SEC on June 4, 2013 (file no. 001-11421))*

10.54	Amendment to Employment Agreement, effective March 18, 2014, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.45 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))*
10.55
Stock Option Agreement, dated as of August 28, 2008, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.40 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.56
Stock Option Agreement, dated as of December 19, 2008, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.41 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.57
Stock Option Agreement, dated as of March 24, 2010, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.42 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.58
Management Stockholder's Agreement, dated as of August 28, 2008, among Dollar General Corporation, Buck Holdings, L.P., and Robert D. Ravener (incorporated by reference to Exhibit 10.44 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*
10.59
Employment Agreement, effective March 19, 2012, between Dollar General Corporation and Gregory A. Sparks (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, filed with the SEC on June 4, 2012 (file no. 001-11421))*
10.60
Employment Agreement, effective April 1, 2012, between Dollar General Corporation and Susan S. Lanigan (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated April 16, 2012, filed with the SEC on April 19, 2012 (file no. 001-11421))*
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