Form 10-Q
period 2015-05-01
DOLLAR GENERAL CORP
filed 2015-06-02
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2015

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

The registrant had 297,108,500 shares of common stock outstanding on May 26, 2015.

PART I—FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 1, 2015	January 30, 2015
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$225,116	$579,823
Merchandise inventories	2,839,198	2,782,521
Prepaid expenses and other current assets	180,586	170,265
Total current assets	3,244,900	3,532,609
Net property and equipment	2,135,436	2,116,075
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,201,428	1,201,870
Other assets, net	36,197	34,961
Total assets	$10,956,550	$11,224,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$101,309	$101,158
Accounts payable	1,435,367	1,388,154
Accrued expenses and other	393,507	413,760
Income taxes payable	108,948	59,400
Deferred income taxes	33,808	25,268
Total current liabilities	2,072,939	1,987,740
Long-term obligations	2,614,005	2,639,427
Deferred income taxes	598,248	601,590
Other liabilities	285,500	285,309

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	260,111	265,514
Additional paid-in capital	3,070,518	3,048,806
Retained earnings	2,061,798	2,403,045
Accumulated other comprehensive loss	(6,569)	(7,327)
Total shareholders’ equity	5,385,858	5,710,038
Total liabilities and shareholders’ equity	$10,956,550	$11,224,104

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	May 1, 2015	May 2, 2014
Net sales	$4,918,672	$4,522,081
Cost of goods sold	3,419,967	3,164,335
Gross profit	1,498,705	1,357,746
Selling, general and administrative expenses	1,070,511	978,038
Operating profit	428,194	379,708
Interest expense	21,576	22,267
Income before income taxes	406,618	357,441
Income tax expense	153,383	135,043
Net income	$253,235	$222,398

Earnings per share:
Basic	$0.84	$0.72
Diluted	$0.84	$0.72

Weighted average shares outstanding:
Basic	301,202	309,331
Diluted	302,089	310,295

Dividends per share	$0.22	$—

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 1, 2015	May 2, 2014
Net income	$253,235	$222,398
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $481 and $268, respectively	758	398
Comprehensive income	$253,993	$222,796

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	May 1, 2015	May 2, 2014

Cash flows from operating activities:
Net income	$253,235	$222,398
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	87,152	84,158
Deferred income taxes	(10,095)	(18,542)
Tax benefit of share-based awards	(26,317)	(9,398)
Noncash share-based compensation	10,125	8,752
Other noncash (gains) and losses	1,407	224
Change in operating assets and liabilities:
Merchandise inventories	(57,103)	(51,536)
Prepaid expenses and other current assets	(12,241)	(24,210)
Accounts payable	40,123	(62,361)
Accrued expenses and other liabilities	(17,976)	30,932
Income taxes	75,865	71,527
Other	(282)	(484)
Net cash provided by (used in) operating activities	343,893	251,460

Cash flows from investing activities:
Purchases of property and equipment	(99,929)	(84,088)
Proceeds from sales of property and equipment	163	103
Net cash provided by (used in) investing activities	(99,766)	(83,985)

Cash flows from financing activities:
Repayments of long-term obligations	(25,346)	(1,434)
Borrowings under revolving credit facilities	13,000	431,000
Repayments of borrowings under revolving credit facilities	(13,000)	(141,000)
Repurchases of common stock	(534,654)	(800,095)
Payments of cash dividends	(66,037)	—
Other equity and related transactions	886	(4,580)
Tax benefit of share-based awards	26,317	9,398
Net cash provided by (used in) financing activities	(598,834)	(506,711)

Net increase (decrease) in cash and cash equivalents	(354,707)	(339,236)
Cash and cash equivalents, beginning of period	579,823	505,566
Cash and cash equivalents, end of period	$225,116	$166,330

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$38,676	$25,639

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of January 30, 2015 which has been derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2015 fiscal year is scheduled to be a 52-week accounting period ending on January 29, 2016, and the 2014 fiscal year was a 52-week accounting period that ended on January 30, 2015.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of May 1, 2015 and results of operations for the 13-week accounting periods ended May 1, 2015 and May 2, 2014 have been made.

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

The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision of $0.4 million and $0.1 million in the respective 13-week periods ended May 1, 2015 and May 2, 2014. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new accounting standards related to the recognition of revenue, which specified an effective date for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. In April 2015, the FASB proposed extending the effective date by a year. The new guidance allows for companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance, and the Company is evaluating these transition approaches. The Company expects to adopt this guidance in the first quarter of the fiscal year following its effective date and is currently in the process of evaluating the effect of adoption on its consolidated financial statements.

2.                                      Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended May 1, 2015			13 Weeks Ended May 2, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$253,235	301,202	$0.84	$222,398	309,331	$0.72
Effect of dilutive share-based awards		887			964
Diluted earnings per share	$253,235	302,089	$0.84	$222,398	310,295	$0.72

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 1.1 million and 1.5 million in the 2015 and 2014 13-week periods, respectively.

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

The Internal Revenue Service (“IRS”) has previously examined the Company’s 2009 and earlier federal income tax returns. As a result, the 2009 and earlier tax years are not open for further examination by the IRS. Due to the filing of an amended federal income tax return for the 2010 tax year, the IRS may, to a limited extent, examine the Company’s 2010 income tax filings. The IRS, at its discretion, may also choose to examine the Company’s 2011 through 2014 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2010 and later tax years remain open for examination by the various state taxing authorities.

As of May 1, 2015, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $9.4 million, $1.0 million and $0.4 million, respectively, for a total of $10.8 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $3.0 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of May 1, 2015, approximately $9.4 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended May 1, 2015 was 37.7% compared to an effective income tax rate of 37.8% for the 13-week period ended May 2, 2014.

4.                                      Current and long-term obligations

The Company’s senior unsecured credit facilities (the “Facilities”) consist of a senior unsecured term loan facility (the “Term Facility”), which had a balance of $900.0 million at May 1, 2015, and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”), which provides for the issuance of letters of credit up to $250.0 million. The Term Facility amortizes in quarterly installments of $25.0 million. The Facilities mature April 11, 2018.

Under the Revolving Facility as of May 1, 2015, there were no outstanding borrowings, outstanding letters of credit were $30.6 million, and borrowing availability was $819.4 million. In addition, the Company had additional outstanding letters of credit of $16.6 million not under the Revolving Facility.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of May 1, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that such adjustments are not significant to the derivatives’ valuation. As a result, the Company has classified its derivative valuations, as discussed in detail in Note 6, in Level 2 of the fair value hierarchy. The Company’s long-term obligations that are classified in Level 2 of the fair value hierarchy are recorded at cost. The Company does not have any fair value measurements categorized within Level 3 as of May 1, 2015.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 1, 2015
Liabilities:
Long-term obligations (a)	$1,789,996	$917,523	$—	$2,707,519
Derivative financial instruments (b)	—	263	—	263
Deferred compensation (c)	24,682	—	—	24,682

(a)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $101,309 and Long-term obligations of $2,614,005.

(b)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities.

(c)        Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $3,894 and noncurrent Other liabilities of $20,788.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week periods ended May 1, 2015 and May 2, 2014, such interest rate swaps were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the interest rate swaps, if any, is recognized directly in earnings.

As of May 1, 2015, the Company had interest rate swaps with a combined notional value of $875.0 million that were designated as cash flow hedges of interest rate risk. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. All of the amounts reflected in Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets for the periods presented are related to cash flow hedges.

During the 52-week period following May 1, 2015, the Company estimates that approximately $1.6 million will be reclassified as an increase to interest expense for its cash flow hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of May 1, 2015 and January 30, 2015:

(in thousands)	May 1, 2015	January 30, 2015
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as Accrued expenses and other current liabilities	$263	$1,173

The table below presents the pre-tax effect of the Company’s derivative financial instruments as reflected in the condensed consolidated statements of comprehensive income for the 13-week periods ended May 1, 2015 and May 2, 2014:

	13 Weeks Ended
(in thousands)	May 1, 2015	May 2, 2014
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivatives recognized in OCI	$2	$616
Loss related to effective portion of derivatives reclassified from Accumulated OCI to Interest expense	$1,241	$1,282

Credit-risk-related contingent features

The Company has agreements with all of its interest rate swap counterparties that provide that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of May 1, 2015, the fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $0.3 million. If the Company had breached any of these provisions at May 1, 2015, it could have been required to post full collateral or settle its obligations under the agreements at an estimated termination value of $0.3 million. As of May 1, 2015, the Company had not breached any of these provisions or posted any collateral related to these agreements.

7.             Commitments and contingencies

Legal proceedings

On September 8, 2014, a lawsuit entitled Sally Ann Carpenter v. Dolgencorp, Inc. was filed in the United States District Court for the Southern District of West Virginia (Case No. 2:14-cv-25500) (“Carpenter”).  In the complaint, the Carpenter plaintiff seeks to proceed on a collective basis under the Fair Labor Standards Act (“FLSA”) on behalf of herself and other former and current store managers in the state of West Virginia who were allegedly improperly classified as exempt executive employees under the FLSA and to recover overtime pay, liquidated damages, and attorneys’ fees and costs.

The Company filed its answer to the complaint on September 30, 2014.  The plaintiff’s motion for conditional certification of her FLSA claims was due to be filed on or before April 24, 2015.

The Carpenter plaintiff did not seek certification of her FLSA claims.  The parties have reached a preliminary agreement, which must be submitted to and approved by the court, to resolve this matter for an amount not material to the Company’s consolidated financial statements as a whole.  At this time, although probable, it is not certain that the court will approve the settlement.    However, even if the court does not approve the settlement on its current terms, the Company does not expect the resolution of the Carpenter matter to have a material adverse effect on the Company’s consolidated financial statements as a whole.

On October 31, 2014, a lawsuit entitled Ronda Hood v. Dollar General Corporation was filed in the United States District Court for the Eastern District of Louisiana (Case No. 2:14-cv-02512-JTM-DEK) (“Hood”).  The Hood plaintiff seeks to proceed on a nationwide collective basis under the FLSA on behalf of herself and other similarly situated store managers who allegedly were improperly classified as exempt executive employees under the FLSA.  The Hood plaintiff seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs.  The Hood plaintiff also asserts individual causes of action for alleged violations of the Americans with Disabilities Act, the Louisiana Human Rights Act, the Family Medical Leave Act, and negligent infliction of emotional distress and seeks damages for those claims including back wages, compensatory damages, liquidated and/or punitive damages, reinstatement and/or front pay, interest, and attorneys’ fees and costs.

The Company filed its answer to the complaint on January 16, 2015.  The plaintiff’s motion for conditional certification of her FLSA claims is due to be filed on or before June 23, 2015, and the Company’s response to that motion is due to be filed on or before June 30, 2015.  Trial is set for November 9, 2015.

The Company believes that its store managers are and have been properly classified as exempt employees under the FLSA and that the Hood action is not appropriate for collective action treatment.  The Company has obtained summary judgment in some, although not all, of its individual or single-plaintiff store manager exemption cases in which it has filed such a motion.

At this time, it is not possible to predict whether the Hood matter ultimately will be permitted to proceed collectively, and no assurances can be given that the Company will be successful in its defense of the action on the merits or otherwise.  Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted if this action was to proceed.  For these reasons, the Company is unable to estimate any potential loss or range of loss in this matter; however, if the Company is not successful in its defense efforts, the resolution of the Hood matter could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

The Court has bifurcated the issues of liability and damages for purposes of discovery and trial.  Fact discovery related to liability is to be completed on or before February 16, 2016.

On July 29, 2014 and May 5, 2015, the court entered orders requiring the Company to produce certain documents, information, and electronic data for the period 2004 to present.

The Company believes that its criminal background check process is both lawful and necessary to a safe environment for its employees and customers and the protection of its assets and shareholders’ investments.  The Company also does not believe that this matter is amenable to class or similar treatment.  However, at this time, it is not possible to predict whether the action will ultimately be permitted to proceed as a class or in a similar fashion or the size of any putative class.  Likewise, at this time, it is not possible to estimate the value of the claims asserted, and, therefore, the Company cannot estimate the potential exposure or range of potential loss.  If the matter were to proceed successfully as a class or similar action or the Company is unsuccessful in its defense efforts as to the merits of the action, the resolution of this matter could have a material adverse effect on the Company’s consolidated financial statements as a whole.

On May 23, 2013, a lawsuit entitled Juan Varela v. Dolgen California and Does 1 through 50 (Case No. RIC 1306158) (“Varela”) was filed in the Superior Court of the State of California for the County of Riverside.  In the original complaint, the Varela plaintiff alleges that he and other “key carriers” were not provided with meal and rest periods in violation of California law and seeks to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys’ fees and costs and seeks to represent a putative class of California “key carriers” as to these claims.  The Varela plaintiff also asserts a claim for unfair business practices and seeks to proceed under California’s Private Attorney General Act (“PAGA”).   The Company filed its Answer to the Complaint on July 1, 2013.

On November 4, 2014, the Varela plaintiff filed an amended complaint to add Victoria Lee Dinger Main as a named plaintiff and to add putative class claims on behalf of “key carriers” for alleged inaccurate wage statements and failure to provide appropriate pay upon termination in violation of California law.  The Company filed its answer to the amended complaint on December 23, 2014.

The parties have been ordered to engage in informal discovery and mediation, and mediation is scheduled for September 2, 2015.

On January 15, 2015, a lawsuit entitled Kendra Pleasant v. Dollar General Corporation, Dolgen California, LLC, and Does 1 through 50 (Case No. CIVDS1500651) (“Pleasant”) was filed in the Superior Court of the State of California for the County of San Bernardino in which the plaintiff seeks to proceed under the PAGA for various alleged violations of California’s Labor Code.  Specifically, the plaintiff  alleges that she and other similarly situated non-exempt California store-level employees were not paid for all time worked, provided meal and rest breaks, reimbursed for necessary work related expenses, and provided with accurate wage statements and seeks to recover unpaid wages, civil and statutory penalties, interest, attorneys’ fees and costs. On March 12, 2015, the Company filed a demurrer asking the court to abate all proceedings in the Pleasant matter pending an issuance of a final judgment in the Varela matter.  A hearing is scheduled for May 29, 2015.

On February 20, 2015, a lawsuit entitled Julie Sullivan v. Dolgen California and Does 1 through 100 (Case No. RG 15759417) (“Sullivan”) was filed in the Superior Court of the State of California for the County of Alameda in which the plaintiff alleges that she and other similarly situated Dollar General Market store managers in the State of California were improperly classified as exempt employees and were not provided with meal and rest breaks and accurate wage statements in violation of California law.  The Sullivan plaintiff also alleges that she and other California store employees were not provided with printed wage statements, purportedly in violation of California law.  The plaintiff seeks to recover unpaid wages, including overtime pay, civil and statutory penalties, interest, injunctive relief, restitution, and attorneys’ fees and costs.

On April 8, 2015, the Company removed this matter to the United States District Court for the Northern District of California (Case No. 3:15-cv-01617-JD) and filed its answer on the same date.  On April 29, 2015, the Sullivan plaintiff amended her complaint to add a claim under PAGA.    The Company’s response to the amended complaint was filed on May 14, 2015.

The Company believes that its policies and practices comply with California law and that the Varela, Pleasant, and Sullivan actions are not appropriate for class or similar treatment.  The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Varela, Pleasant, or Sullivan action ultimately will be permitted to proceed as a class, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Varela, Pleasant, or Sullivan action. For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of any of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

On September 8, 2014, a lawsuit entitled Joyce Riley v. Dolgencorp, LLC (Case No. 2:14-cv-25505) (“Riley”) was filed in the United States District Court for the Southern District of West Virginia.  In the complaint, the Riley plaintiff seeks to proceed on a collective basis under the FLSA on behalf of all similarly situated non-exempt store employees in the state of West Virginia who allegedly were not paid for certain breaks and seeks back wages (including overtime), liquidated damages, and attorneys’ fees and costs.

The Company filed its answer to the complaint on September 30, 2014.  The plaintiff’s motion for conditional certification of her FLSA claims was due to be filed on or before May 8, 2015.

The Riley plaintiff did not seek certification of her FLSA claims.  The parties have reached a preliminary agreement, which must be submitted to and approved by the court, to resolve this matter for an amount not material to the Company’s consolidated financial statements as a whole.  At this time, although probable, it is not certain that the court will approve the settlement.  However, even if the court does not approve the settlement on its current terms, the Company does not expect the resolution of the Riley matter to have a material adverse effect on the Company’s consolidated financial statements as a whole.

On May 20, 2011, a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Dolgencorp, LLC was filed in the United States District Court for the Southern District of Florida (Case No. 9:11-cv-80601-DMM) (“Winn-Dixie”) in which the plaintiffs allege that the sale of food and other items in approximately 55 of the Company’s stores, each of which allegedly is or was at some time co-located in a shopping center with one of plaintiffs’ stores, violates restrictive covenants that plaintiffs contend are binding on the occupants of the shopping centers.  The plaintiffs sought damages and an injunction limiting the sale of food and other items in those stores.  Although the plaintiffs did not make a demand for any specific amount of damages, documents prepared and produced by plaintiffs during discovery suggested that plaintiffs would seek as much as $47 million, although as noted below, the court limited their ability to prove such damages. The case was consolidated with similar cases against Big Lots and Dollar Tree. The court issued an order on August 10, 2012 in which it (i) dismissed all claims for damages, (ii) dismissed claims for injunctive relief for all but four Dollar General stores, and (iii) directed the Company to report to the court on its compliance with restrictive covenants at the four stores for which it did not dismiss the claims for injunctive relief.  The Company believes that compliance with the August 2012 ruling will have no material adverse effect on the Company or its consolidated financial statements.

On August 28, 2012, the Winn-Dixie plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (Docket No. 12-14527-B). Oral argument was conducted on January 16, 2014, and the appellate court rendered its decision on March 5, 2014, affirming in part and reversing in part the trial court’s decision.  Specifically, the appellate court affirmed the trial court’s dismissal of the plaintiffs’ claim for monetary damages but reversed the trial court’s decision denying injunctive relief as to thirteen additional stores and remanded for further proceedings.   On November 19, 2014, the district court issued an order (i) permitting the parties to conduct additional discovery regarding the scope of the restrictive covenants at issue in light of the Eleventh Circuit’s decision, and (ii) scheduling a bench trial to resolve any outstanding issues on the court’s April 20, 2015 docket.  On February 10, 2015, Winn-Dixie filed a motion for summary judgment, and the Company filed a motion for summary judgment regarding the stores located outside of Florida.  On April 17, 2015, the court entered an order (i) granting the Company’s motion for summary judgment regarding stores at issue in the case that are located outside of Florida, (ii) reaffirming its prior holding denying injunctive relief with respect to the one Dollar General store in Florida that remains at issue, and (iii) postponing trial to an undetermined date.

Based on several factors, including the various district and appellate court rulings in this matter to date, the Company does not believe that the outcome of this litigation is likely to have a material adverse effect on its consolidated financial statements as a whole.

From time to time, the Company is a party to various other legal actions involving claims incidental to the conduct of its business, including actions by employees, consumers, suppliers, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation, including without limitation under federal and state employment laws and wage and hour laws. The Company believes, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material adverse effect on the Company’s consolidated financial statements as a whole. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s results of operations, cash flows, or financial position. In addition, certain of these lawsuits, if decided adversely to the Company or settled by the Company, may result in liability material to the Company’s financial position or may negatively affect operating results if changes to the Company’s business operation are required.

8.             Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of May 1, 2015, all of the Company’s operations were located within the United States with the exception of a Hong Kong subsidiary and a liaison office in India, which collectively are not material to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
(in thousands)	May 1, 2015	May 2, 2014
Classes of similar products:
Consumables	$3,753,978	$3,445,465
Seasonal	586,293	541,432
Home products	303,024	283,597
Apparel	275,377	251,587
Net sales	$4,918,672	$4,522,081

9.             Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which has been increased on several occasions, most recently on March 10, 2015. As of May 1, 2015, a total of $3.0 billion had been authorized under the program and $688.8 million remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings under the Facilities discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 13-week periods ended May 1, 2015, and May 2, 2014, the Company repurchased in the open market approximately 7.1 million shares of its common stock at a total cost of $534.7 million, and approximately 14.1 million shares at a total cost of $800.1 million, respectively.

On March 10, 2015, the Company’s Board of Directors approved a quarterly cash dividend of $0.22 per share (approximately $66.0 million in the aggregate) which was paid on April 22, 2015 to shareholders of record as of April 8, 2015, and on May 27, 2015, the Company’s Board of Directors approved a quarterly cash dividend of an identical amount per share which is payable on July 1, 2015 to shareholders of record as of June 17, 2015. The payment of future cash dividends is subject to the Board’s discretion and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation:

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of May 1, 2015, and the related condensed consolidated statements of income and comprehensive income for the thirteen week periods ended May 1, 2015 and May 2, 2014, and the condensed consolidated statements of cash flows for the thirteen week periods ended May 1, 2015 and May 2, 2014. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar General Corporation and subsidiaries as of January 30, 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein) and in our report dated March 20, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries as of January 30, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

June 2, 2015

Nashville, Tennessee

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the year ended January 30, 2015. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are the largest discount retailer in the United States by number of stores, with 11,999 stores located in 43 states as of May 1, 2015, geographically concentrated in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products, pet supplies and tobacco products, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations, with selling space averaging approximately 7,400 square feet per store.

The customers we serve are value-conscious, many with low or fixed incomes, and we have always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other retailers, we have been operating for several years in an environment with ongoing economic difficulties and uncertainties. Our core customer faces multiple macroeconomic challenges, from fluctuating food and energy costs to rising and uncertain medical costs. Although during the latter part of 2014 and the beginning of 2015, our customer has experienced some positive general economic factors such as lower gasoline prices and better employment rates, these factors have been inconsistent and their duration is unknown.

As discussed in more detail in our Form 10-K for the fiscal year ended January 30, 2015, we are keenly focused on executing our four primary operating priorities, which are: 1) drive productive sales growth, 2) enhance our gross profit margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand our culture of serving others.

We seek to drive productive sales growth through increasing shopper frequency, increasing item unit sales and average transaction amount in our same-stores, and adding new stores, as well as remodeling and relocating stores. We opened 219 new stores in the first quarter of 2015 and plan to open 730 stores for the full year. We continued to meet the affordability needs of our core customer through our focus on $1 to $5 items, as more than 75% of our stock-keeping units (“SKUs”) at quarter-end were priced at $5 or less. Our strategic decision to add tobacco products in our stores in 2013, with our first full year of tobacco product sales completed during 2014, has achieved its primary goal of increasing customer traffic. Furthermore, we believe our sales of tobacco products have increased as a result of a key competitor’s decision to discontinue the sale of such products. In addition, we continue to expand our remodeling efforts, which optimize shelf space in many of our older, smaller stores and in many instances, increase the number of coolers for refrigerated and frozen foods and beverages. Fiscal 2015 first quarter same-store sales increases as compared to the first quarter of 2014 were balanced across both consumable and non-consumable categories. In consumables, same-store sales increases were driven by sales of tobacco products, perishables, health care items, and candy and snacks.  Same-store sales growth within non-consumables was strongest in apparel, with improvements in seasonal and home as well. As expected, the addition of tobacco products and the increased proportion of sales of perishables have posed challenges to our second priority of enhancing our gross profit rate because these products generally have lower profit margins than our other product offerings.

Ongoing initiatives to enhance our gross profit rate include inventory shrink reduction initiatives, effective category management, utilization of private brands, efforts to improve distribution and transportation efficiencies, and a strategic focus on pricing and markdowns while remaining committed to our everyday low price strategy. The first quarter of 2015 evidenced the successful execution of these initiatives, as partially demonstrated by the positive comparable sales results discussed above, as well as by an improved shrink rate and lower transportation costs. We are committed to improving sales of our non-consumable categories, which generally have higher gross profit rates. As we continue to execute our category management initiatives, we expect the growth rate of sales of consumable items to slow in 2015 as compared to 2014, although we expect the growth rate of sales of consumable items to slightly outpace the growth rate of sales of non-consumable items throughout the remainder of the year. Commodities cost inflation has been minimal in recent quarters and, in some instances, we have experienced a decrease in such costs, which is reflected in our insignificant LIFO provision for the quarter.

We remain committed to reducing costs, particularly selling, general and administrative expenses (“SG&A”) that do not affect the customer experience.  Specifically, at the store level, we remain committed to simplifying or eliminating various tasks so that those time savings can be re-invested by our store managers in other areas such as customer service and improved store standards.  However, concurrently with these work elimination and simplification efforts, we also plan to implement targeted increases in retail labor hours to grow market share in a competitive environment where we believe such increases will generate positive financial returns. In addition, to further support our efforts to improve store standards we have realigned our store operations field management structure which will also increase retail labor. We will continue to balance these initiatives, and will maintain our focus on additional opportunities to reduce costs, including through our centralized procurement initiative.

We have continued our mission of serving others by striving to give our customers clean, well-stocked stores with quality products at everyday low prices, to create for our employees an environment that attracts and retains talented personnel, to give back to our store communities through our charitable and other efforts, and to meet our shareholders’ expectations of an efficiently and profitably run organization that operates with compassion and integrity.

The following represent highlights of our first quarter 2015 results compared to the comparable 2014 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Net sales increased 8.8% to $4.92 billion. Sales in same-stores increased 3.7% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended May 1, 2015 were $224.

•                  Gross profit, as a percentage of sales, was 30.5% in the 2015 period compared to 30.0% in the 2014 period, an increase of 45 basis points. We experienced higher initial inventory markups, an improved shrink rate, and lower transportation costs.

•                  SG&A, as a percentage of sales, was 21.8% compared to 21.6% in the 2014 period, an increase of 13 basis points, reflecting increases in certain expenses including incentive compensation, advertising, and repairs and maintenance.

•                  Interest expense decreased by $0.7 million to $21.6 million in the 2015 period.

•                  Net income was $253.2 million or $0.84 per diluted share, compared to net income of $222.4 million, or $0.72 per diluted share, in the 2014 period. Diluted shares outstanding decreased by 8.2 million shares, as a result of share repurchases.

•                  Cash generated from operating activities was $343.9 million during the 13-week period ended May 1, 2015, up from $251.5 million in the comparable prior year period. At May 1, 2015, we had a cash balance of $225.1 million.

•                  Cash dividends of $66.0 million, or $0.22 per share, were paid during the 2015 period.

•                  Inventory turnover was 4.8 times on a rolling four-quarter basis. On a per store basis, inventories increased 3% over first quarter 2014.

•                  During the 13 weeks ended May 1, 2015, we opened 219 new stores, remodeled or relocated 291 stores and closed 9 stores, resulting in a store count of 11,999 as of May 1, 2015.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2015 and 2014, which represent the 52-week fiscal years ending and ended January 29, 2016 and January 30, 2015, respectively. References to the first quarter accounting periods for 2015 and 2014 contained herein refer to the 13-week accounting periods ended May 1, 2015 and May 2, 2014, respectively.

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

The following table contains results of operations data for the first 13 weeks of 2015 and 2014, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2015 vs. 2014
(dollars in millions, except per share amounts)	May 1, 2015	May 2, 2014	Amount change	% change
Net sales by category:
Consumables	$3,754.0	$3,445.5	$308.5	9.0%
% of net sales	76.32%	76.19%
Seasonal	586.3	541.4	44.9	8.3
% of net sales	11.92%	11.97%
Home products	303.0	283.6	19.4	6.9
% of net sales	6.16%	6.27%
Apparel	275.4	251.6	23.8	9.5
% of net sales	5.60%	5.56%
Net sales	4,918.7	4,522.1	396.6	8.8
Cost of goods sold	3,420.0	3,164.3	255.6	8.1
% of net sales	69.53%	69.98%
Gross profit	1,498.7	1,357.7	141.0	10.4
% of net sales	30.47%	30.02%
Selling, general and administrative expenses	1,070.5	978.0	92.5	9.5
% of net sales	21.76%	21.63%
Operating profit	428.2	379.7	48.5	12.8
% of net sales	8.71%	8.40%
Interest expense	21.6	22.3	(0.7)	(3.1)
% of net sales	0.44%	0.49%
Income before income taxes	406.6	357.4	49.2	13.8
% of net sales	8.27%	7.90%
Income tax expense	153.4	135.0	18.3	13.6
% of net sales	3.12%	2.99%
Net income	$253.2	$222.4	$30.8	13.9%
% of net sales	5.15%	4.92%
Diluted earnings per share	$0.84	$0.72	$0.12	16.7%

13 WEEKS ENDED MAY 1, 2015 AND MAY 2, 2014

Net Sales. The net sales increase in the 2015 first quarter reflects a same-store sales increase of 3.7% compared to the 2014 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2015 quarter, there were 11,164 same-stores which accounted for sales of $4.6 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. Same store sales increases were generally balanced across both consumable and non-consumable categories. In consumables, the most significant growth was seen within tobacco products, perishables, health care items, and candy and snacks. In addition, we experienced same-store sales growth in apparel, seasonal and home products. The sales increase was also impacted by new stores, partially offset by sales from closed stores.

Gross Profit. Gross profit increased by 10.4%, and as a percentage of sales, increased by 45 basis points to 30.5% in the 2015 first quarter. Higher initial markups on inventory purchases, an improved rate of inventory shrinkage, and lower transportation costs partially attributable to lower fuel rates were the primary factors in the improved performance.

SG&A. Selling, general and administrative expense was 21.8% as a percentage of sales in the 2015 period compared to 21.6% in the 2014 period, an increase of 13 basis points. The 2015 results reflect increases in incentive compensation expenses, advertising costs, repairs and maintenance, fees associated with the increased use of debit cards, and workers’ compensation expenses. Partially offsetting these items were increased utilization of cash back transactions resulting in increased convenience fees charged to customers.

Interest Expense. Interest expense decreased by $0.7 million to $21.6 million in the 2015 period, due primarily to lower average debt balances in the 2015 period. Total outstanding debt (including the current portion of long-term obligations) as of May 1, 2015 was $2.72 billion.

Income Taxes. The effective income tax rate for the 2015 period was 37.7% compared to a rate of 37.8% for the 2014 period which represents a net decrease of 0.1 percentage points. Both periods were negatively impacted by the expiration of the federal law authorizing the Work Opportunity Tax Credit or “WOTC.” The WOTC credits were retroactively reenacted in the fourth quarter of our 2014 fiscal year for employees hired during the 2014 calendar year.  For financial statement purposes, a change in income tax expense is recorded in the period in which the related law is enacted.  Accordingly, the fourth quarter of 2014 reflected the full, favorable impact of the 2014 retro-active reenactment of WOTC.   It is uncertain as to whether and if so when the WOTC credits will be retroactively renewed for 2015.  The Company will receive credits in future periods for employees hired on or before December 31, 2014; however, the future period credit received will be significantly lower than what has been recognized in prior fiscal years without WOTC reenactment.

Liquidity and Capital Resources

We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and anticipated dividend payments for a period that includes the next twelve months as well as the next several years.  However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control.  Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

Facilities

The Facilities consist of a senior unsecured term loan facility (the “Term Facility”) with an initial balance of $1.0 billion and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $250.0 million. We may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million. The Facilities mature on April 11, 2018.

Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of May 1, 2015 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused amounts of the Facilities, and letter of credit fees.  The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on our long-term senior unsecured debt ratings.

The Term Facility amortizes in quarterly installments of $25.0 million. The final payment of the then-remaining balance will be due at maturity on April 11, 2018. As of May 1, 2015, the balance on the Term Facility was $900.0 million. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants that place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of May 1, 2015, we were in compliance with all such covenants.  The Facilities also contain customary affirmative covenants and events of default.

As of May 1, 2015, we had total outstanding letters of credit of $47.1 million, $30.6 million of which were under the Revolving Facility.

For the remainder of fiscal 2015, we anticipate potential borrowings under the Revolving Facility up to a maximum of approximately $500 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Senior Notes

We have $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which mature on July 15, 2017, $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount at issuance of $0.5 million, which mature on April 15, 2018; and $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount at issuance of $2.4 million, which mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as modified by supplemental indentures relating to each series of Senior Notes (as so supplemented, the “Senior Indenture”).  Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year. Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year.

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

Current Financial Condition / Recent Developments

At May 1, 2015, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.72 billion. We had $819.4 million available for borrowing under our Revolving Facility at that date.

Our inventory balance represented approximately 52% of our total assets exclusive of goodwill and other intangible assets as of May 1, 2015. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

In February 2015, Standard & Poor’s reaffirmed our senior unsecured debt rating of BBB- and our corporate debt rating of BBB-, both with a stable outlook, and Moody’s reaffirmed our senior unsecured debt rating of Baa3 with a stable outlook. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

Cash flows from operating activities. Cash flows from operating activities were $343.9 million in the 2015 period, an increase of $92.4 million compared to the 2014 period. Significant components of the increase in cash flows from operating activities include increased net income due primarily to increased sales and operating profit in the 2015 period as described in more detail above under “Results of Operations.” In addition, changes in accounts payable resulted in a $40.1 million increase in the 2015 period compared to a $62.4 million decrease in the 2014 period, due primarily to the timing of receipts and payments.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories rose 2% during both the 2015 and 2014 year to date periods. In the 2015 period compared to the respective 2014 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased 5% compared to 6%; the seasonal category increased by 1% compared to a 6% decline; the home products category increased by 3% compared to a 1% decline; and apparel declined by 14% compared to a 3% decline in the prior year period.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2015 period included the following approximate amounts: $30 million for improvements, upgrades, remodels and relocations of existing stores; $27 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $24 million for distribution and transportation-related capital expenditures; $10 million for stores built by us; and $8 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2015 period, we opened 219 new stores and remodeled or relocated 291 stores.

Significant components of property and equipment purchases in the 2014 period included the following approximate amounts: $27 million for improvements, upgrades, remodels and relocations of existing stores; $25 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $14 million for information systems upgrades and technology-related projects; $12 million for distribution and transportation-related capital expenditures; and $6 million for stores built by us. During the 2014 period, we opened 214 new stores and remodeled or relocated 251 stores.

Capital expenditures during 2015 are projected to be in the range of $500 million to $550 million. We anticipate funding 2015 capital requirements with existing cash balances, cash flows from operations, and if necessary, our Revolving Facility. As of May 1, 2015, we have significant availability under our Revolving Facility that could be used to fund capital requirements. We plan to continue to invest in store growth and development of approximately 730 new stores and approximately 875 stores to be remodeled or relocated. Capital expenditures in 2015 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including the distribution center under construction in Texas; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. Borrowings and repayments under the Revolving Facility during the 2015 period were the same amount, netting to zero, compared to net borrowings of $290.0 million during the 2014 period. During the 2015 and 2014 periods, we repurchased 7.1 million and 14.1 million outstanding shares of our common stock at a total cost of $534.7 million and $800.1 million, respectively. During the 2015 period we paid cash dividends totaling $66.0 million.

Share Repurchase Program

On March 10, 2015, the Company’s Board of Directors authorized a $1.0 billion increase to our existing common stock repurchase program.  Our existing common stock repurchase program had a total remaining authorization of approximately $688.8 million at May 1, 2015. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and the authorization has no expiration date.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

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

(b)                                 Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended May 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

The information contained in Note 7 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.                                       RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended May 1, 2015 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) ($)
01/31/15-02/28/15	—		—	—	223,417,000
03/01/15-03/31/15	3,192,887	(b)	75.32	3,125,153	987,744,000
04/01/15-05/01/15	3,968,327		75.34	3,968,327	688,764,000
Total	7,161,214		75.33	7,093,480	688,764,000

(a ) A $500 million share repurchase program was publicly announced on September 5, 2012, and increases in the authorization under such program were announced on March 25, 2013 ($500 million increase), December 5, 2013 ($1.0 billion increase) and March 12, 2015 ($1.0 billion increase).  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

(b) Includes 67,734 shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock.

ITEM 6.                                                EXHIBITS.

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “intend,” “could,” “would,” “committed,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, growth or initiatives, including the number of planned store openings, remodels and relocations, trends in sales of consumable products, and the levels of future costs and expenses; anticipated borrowing under certain of our credit facilities; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

•                  levels of inventory shrinkage;

•                  effective response to competitive pressures and changes in the competitive environment and the markets where we operate, including consolidation;

•                  our level of success in gaining and maintaining broad market acceptance of our private brands;

•                  disruptions, unanticipated or unusual expenses or operational failures in our supply chain including, without limitation, a decrease in transportation capacity for overseas shipments, increases in transportation costs (including increased fuel costs and carrier rates or driver wages), work stoppages or other labor disruptions that could impede the receipt of merchandise, or delays in constructing or opening new distribution centers;

•                  risks and challenges associated with sourcing merchandise from suppliers, including, but not limited to, those related to international trade;

•                  unfavorable publicity or consumer perception of our products, including, but not limited to, related product liability and food safety claims;

•                  the impact of changes in or noncompliance with governmental laws and regulations (including, but not limited to, healthcare, product safety, food safety, information security and privacy, and labor and employment laws, as well as tax laws, the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate) and developments in or outcomes of private actions, class actions, administrative proceedings, regulatory actions or other litigation;

•                  natural disasters, unusual weather conditions, pandemic outbreaks, terrorist acts and geo-political events;

•                  damage or interruption to our information systems or failure of technology initiatives to deliver desired or timely results;

•                  ability to attract and retain qualified employees, while controlling labor costs (including healthcare costs) and other labor issues;

•                  our loss of key personnel, our inability to hire additional qualified personnel or disruption of executive management as a result of retirements or transitions;

•                  failure to successfully manage inventory balances;

•                  seasonality of our business;

•                  incurrence of material uninsured losses, excessive insurance costs or accident costs;

•                  failure to maintain the security of information that we hold, whether as a result of a data security breach or otherwise;

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

•                  factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 30, 2015; and

•                  factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other Securities and Exchange Commission filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties. These factors may not contain all of the material factors that are important to you. We cannot assure you that we will realize the results or developments we anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial and accounting officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	June 2, 2015	By:	/s/ David M. Tehle
David M. Tehle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Dollar General 2015 Teamshare Bonus Program for Named Executive Officers

10.2

Form of Restricted Stock Unit Award Agreement (approved March 17, 2015) for awards beginning March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan

10.3

Employment Transition Agreement, effective March 10, 2015, by and between Richard W. Dreiling and Dollar General Corporation (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated March 10, 2015, filed with the SEC on March 13, 2015 (file no. 001-11421))

10.4

Restricted Stock Unit Award Agreement, dated March 17, 2015, by and between Richard W. Dreiling and Dollar General Corporation (incorporated by reference to Exhibit 99 to Dollar General Corporation’s Current Report on Form 8-K dated March 17, 2015, filed with the SEC on March 19, 2015 (file no. 001-11421))

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