Form 10-Q
period 2015-07-31
DOLLAR GENERAL CORP
filed 2015-08-27
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

The registrant had 294,659,578 shares of common stock outstanding on August 21, 2015.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2015	January 30, 2015
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$180,525	$579,823
Merchandise inventories	3,029,731	2,782,521
Income taxes receivable	14,646	—
Prepaid expenses and other current assets	199,945	170,265
Total current assets	3,424,847	3,532,609
Net property and equipment	2,195,857	2,116,075
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,201,241	1,201,870
Other assets, net	34,661	34,961
Total assets	$11,195,195	$11,224,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$101,335	$101,158
Accounts payable	1,536,610	1,388,154
Accrued expenses and other	443,164	413,760
Income taxes payable	41,348	59,400
Deferred income taxes	32,306	25,268
Total current liabilities	2,154,763	1,987,740
Long-term obligations	2,761,794	2,639,427
Deferred income taxes	578,084	601,590
Other liabilities	281,620	285,309

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	257,968	265,514
Additional paid-in capital	3,085,637	3,048,806
Retained earnings	2,081,543	2,403,045
Accumulated other comprehensive loss	(6,214)	(7,327)
Total shareholders’ equity	5,418,934	5,710,038
Total liabilities and shareholders’ equity	$11,195,195	$11,224,104

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Net sales	$5,095,904	$4,724,039	$10,014,576	$9,246,120
Cost of goods sold	3,507,749	3,268,465	6,927,716	6,432,800
Gross profit	1,588,155	1,455,574	3,086,860	2,813,320
Selling, general and administrative expenses	1,112,343	1,027,048	2,182,854	2,005,086
Operating profit	475,812	428,526	904,006	808,234
Interest expense	20,699	22,598	42,275	44,865
Income before income taxes	455,113	405,928	861,731	763,369
Income tax expense	172,764	154,668	326,147	289,711
Net income	$282,349	$251,260	$535,584	$473,658

Earnings per share:
Basic	$0.95	$0.83	$1.79	$1.55
Diluted	$0.95	$0.83	$1.79	$1.54

Weighted average shares outstanding:
Basic	295,679	303,015	298,440	306,173
Diluted	296,528	303,888	299,308	307,091

Dividends per share	$0.22	$—	$0.44	$—

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Net income	$282,349	$251,260	$535,584	$473,658
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $238, $450, $719, and $718, respectively	355	704	1,113	1,102
Comprehensive income	$282,704	$251,964	$536,697	$474,760

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	July 31, 2015	August 1, 2014

Cash flows from operating activities:
Net income	$535,584	$473,658
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	174,734	169,498
Deferred income taxes	(32,680)	(38,880)
Tax benefit of share-based awards	(27,929)	(10,994)
Noncash share-based compensation	19,642	18,320
Other noncash (gains) and losses	7,734	3,539
Change in operating assets and liabilities:
Merchandise inventories	(246,793)	(235,890)
Prepaid expenses and other current assets	(30,754)	(29,055)
Accounts payable	133,615	104,382
Accrued expenses and other liabilities	29,237	61,977
Income taxes	(4,769)	(28,469)
Other	(569)	(1,162)
Net cash provided by (used in) operating activities	557,052	486,924

Cash flows from investing activities:
Purchases of property and equipment	(247,051)	(191,414)
Proceeds from sales of property and equipment	257	692
Net cash provided by (used in) investing activities	(246,794)	(190,722)

Cash flows from financing activities:
Repayments of long-term obligations	(50,605)	(26,672)
Borrowings under revolving credit facilities	445,100	972,000
Repayments of borrowings under revolving credit facilities	(272,100)	(782,000)
Repurchases of common stock	(734,334)	(800,095)
Payments of cash dividends	(131,204)	—
Other equity and related transactions	5,658	(3,521)
Tax benefit of share-based awards	27,929	10,994
Net cash provided by (used in) financing activities	(709,556)	(629,294)

Net increase (decrease) in cash and cash equivalents	(399,298)	(333,092)
Cash and cash equivalents, beginning of period	579,823	505,566
Cash and cash equivalents, end of period	$180,525	$172,474

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$46,427	$31,996

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of January 30, 2015 which has been derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2015 fiscal year is scheduled to be a 52-week accounting period ending on January 29, 2016, and the 2014 fiscal year was a 52-week accounting period that ended on January 30, 2015.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of July 31, 2015 and results of operations for the 13-week and 26-week accounting periods ended July 31, 2015 and August 1, 2014 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $(1.0) million and $0.8 million in the respective 13-week periods, and $(0.6) million and $0.9 million in the respective 26-week periods, ended July 31, 2015 and August 1, 2014. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new accounting standards related to the recognition of revenue, which specified an effective date for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB extended the effective date to annual reporting periods beginning after December 15, 2017. The new guidance allows for companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance, and the Company is evaluating these transition approaches. The Company expects to adopt this guidance in the first quarter of the fiscal year following its effective date and is currently in the process of evaluating the effect of adoption on its consolidated financial statements.

2.                                      Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended July 31, 2015			13 Weeks Ended August 1, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$282,349	295,679	$0.95	$251,260	303,015	$0.83
Effect of dilutive share-based awards		849			873
Diluted earnings per share	$282,349	296,528	$0.95	$251,260	303,888	$0.83

	26 Weeks Ended July 31, 2015			26 Weeks Ended August 1, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$535,584	298,440	$1.79	$473,658	306,173	$1.55
Effect of dilutive share-based awards		868			918
Diluted earnings per share	$535,584	299,308	$1.79	$473,658	307,091	$1.54

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 1.0 million and 1.7 million in the 2015 and 2014 13-week periods, respectively, and were 1.1 million and 1.6 million in the 2015 and 2014 26-week periods, respectively.

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

As of July 31, 2015, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $9.4 million, $1.1 million and $0.5 million, respectively, for a total of $11.0 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $3.0 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of July 31, 2015, approximately $9.4 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 26-week periods ended July 31, 2015 were 38.0% and 37.8%, respectively, compared to rates of 38.1% and 38.0%, respectively, for the 13-week and 26-week periods ended August 1, 2014. Both the 13-week and 26-week effective income tax rates decreased primarily due to favorable changes in state income tax laws.

4.                                      Current and long-term obligations

The Company’s senior unsecured credit facilities (the “Facilities”) consist of a senior unsecured term loan facility (the “Term Facility”), which had a balance of $875.0 million at July 31, 2015, and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”), which provides for the issuance of letters of credit up to $250.0 million. The Term Facility amortizes in quarterly installments of $25.0 million. The Facilities are scheduled to mature on April 11, 2018.

Under the Revolving Facility as of July 31, 2015, there were outstanding borrowings of $173.0 million, outstanding standby letters of credit totaling $30.6 million, and borrowing availability of $646.4 million. In addition, the Company had additional outstanding commercial letters of credit totaling $11.5 million outside the Revolving Facility.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of any derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. When applicable, the Company has determined that the majority of the inputs used to value derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. Historically, the credit valuation adjustments have not been significant to the overall valuation of the Company’s derivative positions. The Company does not have any fair value measurements categorized within Level 3 as of July 31, 2015.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 31, 2015
Liabilities:
Long-term obligations (a)	$1,775,824	$1,060,251	$—	$2,836,075
Deferred compensation (b)	24,483	—	—	24,483

(a)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $101,335 and Long-term obligations of $2,761,794.

(b)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $5,663 and noncurrent Other liabilities of $18,820.

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

Risk management objective of using derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and, from time to time, the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined primarily by interest rates.

In addition, the Company is exposed to certain risks arising from uncertainties of future market values caused by the fluctuation in the prices of commodities. From time to time the Company may enter into derivative financial instruments to protect against future price changes related to these commodity prices.

Cash flow hedges of interest rate risk

The Company’s objectives when using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate changes. To accomplish this objective, the Company has from time to time used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company also previously entered into treasury locks that were designated as cash flow hedges of interest rate risk prior to its April 2013 issuance of long-term debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (also referred to as “OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the 13-week and 26-week periods ended July 31, 2015 and August 1, 2014, such interest rate swaps were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the interest rate swaps, if any, is recognized directly in earnings.

The Company had interest rate swaps with a combined notional value of $875.0 million designated as cash flow hedges of interest rate risk that expired on May 31, 2015. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

In 2013, the Company recorded a loss on the settlement of treasury locks associated with the issuance of long-term debt which was deferred to OCI and is being amortized as an increase to interest expense over the period of the debt’s maturity. All of the amounts reflected in Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets for the periods presented are related to cash flow hedges.

During the 52-week period following July 31, 2015, the Company estimates that approximately $1.3 million will be reclassified as an increase to interest expense related to its previous cash flow hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of July 31, 2015 and January 30, 2015:

(in thousands)	July 31, 2015	January 30, 2015
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as Accrued expenses and other	$—	$1,173

The table below presents the pre-tax effect of the Company’s derivative financial instruments as reflected in the condensed consolidated statements of comprehensive income for the 13-week and 26-week periods ended July 31, 2015 and August 1, 2014:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivatives recognized in OCI	$1	$139	$3	$755
Loss related to effective portion of derivatives reclassified from Accumulated OCI to Interest expense	$593	$1,294	$1,834	$2,576

7.                                      Commitments and contingencies

Legal proceedings

On October 31, 2014, a lawsuit entitled Ronda Hood v. Dollar General Corporation was filed in the United States District Court for the Eastern District of Louisiana (Case No. 2:14-cv-02512-JTM-DEK) (“Hood”).  In the Complaint, the Hood plaintiff seeks to proceed on a nationwide collective basis under the Fair Labor Standards Act (“FLSA”) on behalf of herself and other similarly situated store managers who allegedly were improperly classified as exempt executive employees under the FLSA and seeks to recover overtime pay, liquidated damages, and attorneys’ fees and costs.  The Hood plaintiff also asserts individual causes of action for alleged violations of the Americans with Disabilities Act, the Louisiana Human Rights Act, the Family Medical Leave Act, and negligent infliction of emotional distress and seeks damages for those claims including back wages, compensatory damages, liquidated and/or punitive damages, reinstatement and/or front pay, interest, and attorneys’ fees and costs.  The Company filed its answer to the complaint on January 16, 2015.

The Hood plaintiff did not seek certification of her FLSA claims.  Based on the current status of this matter, the Company does not believe that the outcome of this litigation is likely to have a material adverse effect on its consolidated financial statements as a whole.

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

On May 23, 2013, a lawsuit entitled Juan Varela v. Dolgen California and Does 1 through 50 (Case No. RIC 1306158) (“Varela”) was filed in the Superior Court of the State of California for the County of Riverside.  In the original complaint, the Varela plaintiff alleges that he and other “key carriers” were not provided with meal and rest periods in violation of California law and seeks to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys’ fees and costs and seeks to represent a putative class of California “key carriers” as to these claims.  The Varela plaintiff also asserts a claim for unfair business practices and seeks to proceed under California’s Private Attorney General Act (the “PAGA”).  The Company filed its answer to the complaint on July 1, 2013.

On November 4, 2014, the Varela plaintiff filed an amended complaint to add Victoria Lee Dinger Main as a named plaintiff and to add putative class claims on behalf of “key carriers” for alleged inaccurate wage statements and failure to provide appropriate pay upon termination in violation of California law.  The Company filed its answer to the amended complaint on December 23, 2014.  The parties have been ordered to engage in informal discovery and mediation.

On January 15, 2015, a lawsuit entitled Kendra Pleasant v. Dollar General Corporation, Dolgen California, LLC, and Does 1 through 50 (Case No. CIVDS1500651) (“Pleasant”) was filed in the Superior Court of the State of California for the County of San Bernardino in which the plaintiff seeks to proceed under the PAGA for various alleged violations of California’s Labor Code.  Specifically, the plaintiff alleges that she and other similarly situated non-exempt California store-level employees were not paid for all time worked, provided meal and rest breaks, reimbursed for necessary work related expenses, and provided with accurate wage statements and seeks to recover unpaid wages, civil and statutory penalties, interest, attorneys’ fees and costs. On March 12, 2015, the Company filed a demurrer asking the court to stay all proceedings in the Pleasant matter pending an issuance of a final judgment in the Varela matter.  The court granted the Company’s demurrer and stayed proceedings until resolution of the Varela matter. Subsequently, the Pleasant plaintiff moved to transfer this matter to the Superior Court of the State of California for the County of Riverside where the Varela matter is pending, which the Company opposed.  The court denied the Pleasant plaintiff’s motion to transfer.

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

8.             Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of July 31, 2015, all of the Company’s operations were located within the United States with the exception of a Hong Kong subsidiary and a liaison office in India, which collectively are not material to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Classes of similar products:
Consumables	$3,867,635	$3,576,189	$7,621,613	$7,021,654
Seasonal	642,525	593,596	1,228,818	1,135,028
Home products	304,305	285,428	607,329	569,025
Apparel	281,439	268,826	556,816	520,413
Net sales	$5,095,904	$4,724,039	$10,014,576	$9,246,120

9.             Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which has been increased on several occasions, most recently on March 10, 2015. As of July 31, 2015, a cumulative total of $3.0 billion had been authorized under the program and $489.1 million remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings under the Facilities discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 26-week periods ended July 31, 2015, and August 1, 2014, the Company repurchased in the open market approximately 9.7 million shares of its common stock at a total cost of $734.3 million and approximately 14.1 million shares at a total cost of $800.1 million, respectively.

The Company paid quarterly cash dividends of $0.22 per share during each of the first and second quarters of 2015. On August 26, 2015, the Company’s Board of Directors approved a quarterly cash dividend of $0.22 per share, which is payable on September 30, 2015 to shareholders of record as of September 16, 2015. The declaration of future cash dividends is subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of July 31, 2015, and the related condensed consolidated statements of income and comprehensive income for the thirteen and twenty-six week periods ended July 31, 2015 and August 1, 2014, and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 2015 and August 1, 2014. These financial statements are the responsibility of the Company’s management.

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

August 27, 2015
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

Executive Overview

Dollar General operates 12,198 stores located in 43 states as of July 31, 2015, geographically concentrated in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products, pet supplies and tobacco products, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality or value private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations, with selling space averaging approximately 7,400 square feet per store.

The customers we serve are value-conscious, many with low or fixed incomes.  We have always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other retailers, we have been operating for several years in an environment with ongoing economic difficulties and uncertainties. Our core customers are often the first to be affected by negative or uncertain economic conditions such as unemployment and fluctuating food, energy and medical costs, and the last to feel the effects of improving economic conditions. Although our customer has experienced some positive general economic factors since the middle of 2014 such as lower gasoline prices and unemployment rates, these factors have been inconsistent and their duration is unknown.

We remain keenly focused on executing our four primary operating priorities, which are: 1) drive productive sales growth, 2) enhance our gross profit margins, 3) leverage process improvements and information technology to reduce costs, and 4) strengthen and expand our culture of serving others.

We seek to drive productive sales growth by increasing shopper frequency, increasing item unit sales and average transaction amount in our same-stores, and adding new stores, as well as remodeling and relocating stores. We continued to meet the affordability needs of our core customer, as more than 75% of our stock-keeping units (“SKUs”) at quarter-end were priced at $5 or less, with sales of $1 items growing slightly more than the overall company average. Our offering of tobacco products continues to drive increased customer traffic and average basket, while we believe a key competitor’s decision during 2014 to discontinue the sale of such products has boosted our tobacco sales. During the fiscal 2015 second quarter, all four of our product categories delivered same-store sales growth, reflecting increases in both customer traffic and average transaction amount, with moderately higher same-store sales increases in consumables as compared to the non-consumable categories. Same-store sales increases within the consumables category were primarily driven by sales of candy and snacks, tobacco products, and perishables. Strength in non-consumables was attributable to the seasonal and home categories. Store growth also contributed to increased sales, as we opened 209 new stores in the second quarter of 2015, opened 428 new stores during the first half of 2015, and have plans to open 730 stores for the full year.  In addition, we continue to expand our remodeling efforts, which optimize shelf space in many of our older, smaller stores and, in many instances, increase the number of coolers for refrigerated and frozen foods and beverages.

Ongoing initiatives to enhance our gross profit margin include effective category management, inventory shrink reduction initiatives, utilization of private brands, efforts to improve distribution and transportation efficiencies, global sourcing, and a strategic focus on pricing and markdowns while remaining committed to our everyday low price strategy. The second quarter of 2015 evidenced the successful execution of these initiatives, as partially demonstrated by the positive comparable sales results discussed above, as well as by an improved shrink rate and lower transportation costs overall. We are committed to improving sales of our non-consumable categories, which generally have higher gross profit rates. Although we expect the growth rate of sales of consumable items to slightly outpace the growth rate of sales of non-consumable items throughout the remainder of the year, we expect the improved balance of sales between consumable items and non-consumable items to continue. For the second quarter, similar to past quarters, commodities cost inflation remained minimal overall and in some instances we have experienced a decrease in such costs.

We remain committed to controlling costs, particularly selling, general and administrative expenses (“SG&A”) throughout the company that do not affect the customer experience.  At the store level, we remain committed to simplifying or eliminating various tasks so that those time savings can be re-invested by our store managers in other areas such as customer service, improved in-stock levels, and improved store standards.  However, concurrently with these work elimination and simplification efforts, we have begun to implement targeted increases in retail labor hours to grow market share in a competitive environment in stores where we believe such increases will generate positive financial returns. The first phase of a three-phase implementation is complete, and the two additional phases are expected to be complete by the end of fiscal 2015. We have a very disciplined approach to this labor investment and are able to quickly evaluate the results of these investments and reallocate resources based on results. In addition, to further support our efforts to improve store standards we have realigned our store operations field management structure which has also increased our retail labor expense. We will continue to balance these initiatives, and will maintain our focus on additional opportunities to reduce costs, including through our centralized procurement initiative.

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

The following include highlights of our second quarter 2015 results of operations compared to the comparable 2014 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Net sales increased 7.9% to $5.10 billion. Sales in same-stores increased 2.8% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended July 31, 2015 were $225.

•                  Gross profit, as a percentage of sales, was 31.2% in the 2015 period compared to 30.8% in the 2014 period, an increase of 36 basis points. We experienced higher initial inventory markups, an improved shrink rate, and lower transportation costs.

•                  SG&A, as a percentage of sales, was 21.8% compared to 21.7% in the 2014 period, an increase of 9 basis points, reflecting increases in certain expenses including store asset impairment charges, incentive compensation, and repairs and maintenance.

•                  Interest expense decreased by $1.9 million to $20.7 million in the 2015 period.

•                  Net income was $282.3 million or $0.95 per diluted share, compared to net income of $251.3 million, or $0.83 per diluted share, in the 2014 period. Diluted shares outstanding decreased by 7.4 million shares as a result of share repurchases.

Additional highlights for the first half of 2015 include:

•                  Cash generated from operating activities was $557.1 million for the 26-week period ended July 31, 2015, compared to $486.9 million in the comparable prior year period. At July 31, 2015, we had a cash balance of $180.5 million.

•                  Total cash dividends of $131.2 million, or $0.44 per share, were paid during the first half of 2015.

•                  Inventory turnover was 4.8 times on a rolling four-quarter basis. On a per store basis, inventories increased by 2.7% over the balances at August 1, 2014.

•                  During the first half of 2015, we opened 428 new stores, remodeled or relocated 593 stores and closed 19 stores, resulting in a store count of 12,198 as of July 31, 2015.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2015 and 2014, which represent the 52-week fiscal years ending and ended January 29, 2016 and January 30, 2015, respectively. References to the second quarter accounting periods for 2015 and 2014 contained herein refer to the 13-week accounting periods ended July 31, 2015 and August 1, 2014, respectively.

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

The following table contains results of operations data for the most recent 13-week and 26-week periods of 2015 and 2014, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2015 vs. 2014		26 Weeks Ended		2015 vs. 2014
(dollars in millions, except	July 31,	August 1,	Amount	%	July 31,	August 1,	Amount	%
per share amounts)	2015	2014	change	change	2015	2014	change	change
Net sales by category:
Consumables	$3,867.6	$3,576.2	$291.4	8.1%	$7,621.6	$7,021.7	$600.0	8.5%
% of net sales	75.90%	75.70%			76.11%	75.94%
Seasonal	642.5	593.6	48.9	8.2	1,228.8	1,135.0	93.8	8.3
% of net sales	12.61%	12.57%			12.27%	12.28%
Home products	304.3	285.4	18.9	6.6	607.3	569.0	38.3	6.7
% of net sales	5.97%	6.04%			6.06%	6.15%
Apparel	281.4	268.8	12.6	4.7	556.8	520.4	36.4	7.0
% of net sales	5.52%	5.69%			5.56%	5.63%
Net sales	$5,095.9	$4,724.0	$371.9	7.9%	$10,014.6	$9,246.1	$768.5	8.3%
Cost of goods sold	3,507.7	3,268.5	239.3	7.3	6,927.7	6,432.8	494.9	7.7
% of net sales	68.83%	69.19%			69.18%	69.57%
Gross profit	1,588.2	1,455.6	132.6	9.1	3,086.9	2,813.3	273.5	9.7
% of net sales	31.17%	30.81%			30.82%	30.43%
Selling, general and administrative expenses	1,112.3	1,027.0	85.3	8.3	2,182.9	2,005.1	177.8	8.9
% of net sales	21.83%	21.74%			21.80%	21.69%
Operating profit	475.8	428.5	47.3	11.0	904.0	808.2	95.8	11.8
% of net sales	9.34%	9.07%			9.03%	8.74%
Interest expense	20.7	22.6	(1.9)	(8.4)	42.3	44.9	(2.6)	(5.8)
% of net sales	0.41%	0.48%			0.42%	0.49%
Income before income taxes	455.1	405.9	49.2	12.1	861.7	763.4	98.4	12.9
% of net sales	8.93%	8.59%			8.60%	8.26%
Income tax expense	172.8	154.7	18.1	11.7	326.1	289.7	36.4	12.6
% of net sales	3.39%	3.27%			3.26%	3.13%
Net income	$282.3	$251.3	$31.1	12.4%	$535.6	$473.7	$61.9	13.1%
% of net sales	5.54%	5.32%			5.35%	5.12%
Diluted earnings per share	$0.95	$0.83	$0.12	14.5%	$1.79	$1.54	$0.25	16.2%

13 WEEKS ENDED JULY 31, 2015 AND AUGUST 1, 2014

Net Sales. The net sales increase in the 2015 second quarter reflects a same-store sales increase of 2.8% compared to the 2014 second quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2015 quarter, there were 11,348 same-stores which accounted for sales of $4.8 billion. Increases in both customer traffic and average transaction amount contributed to the increase in same-store sales. We experienced same-store sales growth across all four product categories, with moderately higher same-store sales increases in consumables compared to the non-consumable categories. Within consumables, the most significant growth was due to sales of candy and snacks, tobacco products and perishables. Within non-consumables, the most significant growth was due to seasonal items, sundries, hardware and housewares. The net sales increase was also positively affected by new stores, partially offset by sales from closed stores.

Gross Profit. Gross profit increased by 9.1%, and as a percentage of sales, increased by 36 basis points to 31.2% in the 2015 second quarter. Higher initial markups on inventory purchases, an improved rate of inventory shrinkage, and lower transportation costs were the primary factors in the improved performance, partially offset by increased markdowns.

SG&A. Selling, general and administrative expense was 21.8% as a percentage of sales in the 2015 period compared to 21.7% in the 2014 period, an increase of nine basis points. The 2015 results reflect increases in store asset impairment charges, incentive compensation expenses, repairs and maintenance, and fees associated with the increased customer use of debit cards. Partially offsetting these items was a higher volume of cash back transactions resulting in increased convenience fees collected from customers.

Interest Expense. Interest expense decreased by $1.9 million to $20.7 million in the 2015 period due primarily to lower average debt balances in the 2015 period. Total outstanding debt (including the current portion of long-term obligations) as of July 31, 2015 was $2.86 billion.

Income Taxes. The effective income tax rate for the 2015 period was 38.0% compared to 38.1% for the 2014 period which represents a net decrease of 0.1 percentage points. The effective tax rate decrease was primarily due to favorable changes in state income tax laws. Both periods were negatively impacted by the expiration of the federal law authorizing the Work Opportunity Tax Credit or “WOTC.” The WOTC credits were retroactively reenacted in the fourth quarter of our 2014 fiscal year for employees hired during the 2014 calendar year. For financial statement purposes, a change in income tax expense is recorded in the period in which the related law is enacted. Accordingly, the fourth quarter of 2014 reflected the full, favorable impact of the 2014 retroactive reenactment of WOTC. It is uncertain as to whether and if so when the WOTC credits will be retroactively renewed for 2015. The Company will receive credits in future periods for employees hired on or before December 31, 2014; however, the future period credit received will be significantly lower than what has been recognized in prior fiscal years without WOTC reenactment.

26 WEEKS ENDED JULY 31, 2015 AND AUGUST 1, 2014

Net Sales. The net sales increase in the 2015 period reflects a same-store sales increase of 3.3% compared to the 2014 period. In the 2015 period, our 11,348 same-stores accounted for sales of $9.5 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the net sales increase was attributable to new stores, partially offset by sales from closed stores.

Gross Profit. For the 2015 period, gross profit increased by 9.7%, and as a percentage of sales, increased by 39 basis points to 30.8%. The gross profit rate increase in the 2015 period as compared to the 2014 period reflects higher initial markups on inventory purchases, lower transportation costs and an improved rate of inventory shrinkage.

SG&A. Selling, general and administrative expense was 21.8% as a percentage of sales in the 2015 period compared to 21.7% in the 2014 period, an increase of 11 basis points. The 2015 results reflect increases in incentive compensation expenses, repairs and maintenance, fees associated with the increased customer use of debit cards, and an increase in store asset impairment charges. Partially offsetting these items was a higher volume of cash back transactions resulting in increased convenience fees collected from customers.

Interest Expense. Interest expense decreased by $2.6 million to $42.3 million in the 2015 period due primarily to lower average debt balances in the 2015 period.

Income Taxes. The effective income tax rate for the 2015 period was 37.8% compared to 38.0% for the 2014 period which represents a net decrease of 0.2 percentage points. The effective tax rate decrease was primarily due to favorable changes in state income tax laws. Both periods were negatively impacted by the expiration of the federal law authorizing the WOTC. The WOTC credits were retroactively reenacted in the fourth quarter of our 2014 fiscal year for employees hired during the 2014 calendar year. For financial statement purposes, a change in income tax expense is recorded in the period in which the related law is enacted. Accordingly, the fourth quarter of 2014 reflected the full, favorable impact of the 2014 retroactive reenactment of WOTC. It is uncertain as to whether and, if so, when the WOTC credits will be retroactively renewed for 2015. The Company will receive credits in future periods for employees hired on or before December 31, 2014; however, the future period credit received will be significantly lower than what has been recognized in prior fiscal years without WOTC reenactment.

Liquidity and Capital Resources

We believe our cash flow from operations and existing cash balances, combined with availability under our credit facilities discussed below and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and anticipated dividend payments for a period that includes the next twelve months as well as the next several years.  However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control.  Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

Facilities

The Facilities consist of a senior unsecured term loan facility (the “Term Facility”) with an initial balance of $1.0 billion and an $850.0 million senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $250.0 million. We may request, subject to agreement by one or more lenders, increased revolving commitments and/or incremental term loan facilities in an aggregate amount of up to $150.0 million. The Facilities are scheduled to mature on April 11, 2018.

Borrowings under the Facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable margin for borrowings as of July 31, 2015 was 1.275% for LIBOR borrowings and 0.275% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused amounts of the Facilities, and fees on letters of credit issued under the Revolving Facility.  The applicable margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment each quarter based on our long-term senior unsecured debt ratings.

The Term Facility amortizes in quarterly installments of $25.0 million. The final payment of the then-remaining balance will be due at maturity on April 11, 2018. As of July 31, 2015, the balance on the Term Facility was $875.0 million. The Facilities can be prepaid in whole or in part at any time. The Facilities contain certain covenants that place limitations on the incurrence of liens; change of business; mergers or sales of all or substantially all assets; and subsidiary indebtedness, among other limitations. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of July 31, 2015, we were in compliance with all such covenants.  The Facilities also contain customary affirmative covenants and events of default.

As of July 31, 2015, we had total outstanding letters of credit of $42.0 million, $30.6 million of which were under the Revolving Facility.

We are exposed to risks arising from the adverse change in interest rates on our floating rate debt, primarily relating to outstanding amounts under our Facilities.  We mitigate this risk by managing the amount, sources, and duration of our debt and, from time to time, the use of interest rate swaps. We had interest rate swaps with a combined notional value of $875.0 million designated as cash flow hedges of interest rate risk that expired on May 31, 2015.  For more information see Item 3, “Quantitative and Qualitative Disclosures about Market Risk” below.

For the remainder of fiscal 2015, we anticipate potential borrowings under the Revolving Facility up to a maximum of approximately $500 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Senior Notes

We have $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which are scheduled to mature on July 15, 2017, $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount at issuance of $0.5 million, which are scheduled to mature on April 15, 2018; and $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount at issuance of $2.4 million, which are scheduled to mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes and the 2023 Senior Notes

comprise the “Senior Notes”, each of which were issued pursuant to an indenture as modified by supplemental indentures relating to each series of Senior Notes (as so supplemented, the “Senior Indenture”).  Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year. Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year.

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

Current Financial Condition / Recent Developments

At July 31, 2015, we had total outstanding debt (including the current portion of long-term obligations) of approximately $2.86 billion. We had $646.4 million available for borrowing under our Revolving Facility at that date.

Our inventory balance represented approximately 54% of our total assets exclusive of goodwill and other intangible assets as of July 31, 2015. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As described in Note 7 to the unaudited condensed consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. We also have certain income tax-related contingencies as disclosed in Note 3 to the unaudited condensed consolidated financial statements. Future negative developments pertaining to these legal actions and claims or the tax-related contingencies could have a material adverse effect on our liquidity.

In February 2015, Standard & Poor’s reaffirmed our senior unsecured debt rating of BBB- and our corporate debt rating of BBB-, both with a stable outlook, and Moody’s reaffirmed our senior unsecured debt rating of Baa3 with a stable outlook. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will maintain or improve our current credit ratings.

Unless otherwise noted, all references to the “2015 period” or the “2014 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 26-week period ended July 31, 2015 or the 26-week period ended August 1, 2014, respectively.

Cash flows from operating activities. Cash flows from operating activities were $557.1 million in the 2015 period, an increase of $70.1 million compared to the 2014 period. Significant components of the increase in cash flows from operating activities include increased net income due primarily to increased sales and operating profit in the 2015 period as described in more detail above under “Results of Operations.” In addition, changes in accounts payable resulted in a $133.6 million increase in the 2015 period compared to a $104.4 million increase in the 2014 period, due primarily to the timing of receipts and payments. An offsetting factor was changes in accrued expenses and other, which increased $29.2 million in the 2015 period compared to a $62.0 million increase in the 2014 period, due primarily to an increase in annual incentive payments in the 2015 period.

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories rose 9% during the first half of both 2015 and 2014.  In the 2015 period compared to the respective 2014 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased by 10% compared to 11%; the seasonal category increased by 11% compared to 4%; the home products category increased by 19% compared to 10%; and apparel declined by 7% compared to a 6% increase.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2015 period included the following approximate amounts: $95 million for improvements, upgrades, remodels and relocations of existing stores; $55 million for distribution and transportation-related capital expenditures; $53 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $24 million for stores built by us; and $18 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2015 period, we opened 428 new stores and remodeled or relocated 593 stores.

Significant components of property and equipment purchases in the 2014 period included the following approximate amounts: $66 million for improvements, upgrades, remodels and relocations of existing stores; $58 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $27 million for distribution and transportation-related capital expenditures; $21 million for information systems upgrades and technology-related projects; and $16 million for stores built by us. During the 2014 period, we opened 426 new stores and remodeled or relocated 585 stores.

Capital expenditures during 2015 are projected to be in the range of $500 million to $550 million. We anticipate funding 2015 capital requirements with existing cash balances, cash flows from operations, and if necessary, our Revolving Facility. As of July 31, 2015, we have significant availability under our Revolving Facility that could be used to fund capital requirements. We plan to continue to invest in store growth and development of approximately 730 new stores and approximately 875 stores to be remodeled or relocated in 2015. Capital expenditures in 2015 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including the distribution center under construction in Texas; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. Net borrowings under the Revolving Facility during the 2015 period were $173.0 million, compared to net borrowings of $190.0 million during the 2014 period. During the 2015 and 2014 periods, we repurchased 9.7 million and 14.1 million outstanding shares of our common stock at a total cost of $734.3 million and $800.1 million, respectively. During the 2015 period we paid cash dividends totaling $131.2 million.

Share Repurchase Program

On March 10, 2015, the Company’s Board of Directors authorized a $1.0 billion increase to our existing common stock repurchase program.  Such common stock repurchase program had a total remaining authorization of approximately $489.1 million at July 31, 2015. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and the authorization has no expiration date.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than as set forth below, there have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

Interest Rate Risk

We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our unsecured debt Facilities. As of July 31, 2015, we had variable rate borrowings of $875.0 million under our Term Facility and borrowings of $173.0 million outstanding under our Revolving Facility. In recent years, in order to mitigate a portion of the variable rate interest exposure under the Facilities, we have entered into various interest rate swaps. Certain interest rate swaps with a total notional amount of $875.0 million to mitigate a portion of the variable rate interest exposure under the Facilities expired in May 2015. Currently, borrowings under the Facilities are unhedged and, as a result, we are exposed to fluctuations in variable interest rates under the Facilities. Based on our variable rate borrowing levels as of July 31, 2015, the annualized effect of a one percentage point increase in variable interest rates would result in a reduction of our earnings and cash flows of approximately $10.6 million before consideration of the effect of income taxes.

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

(b)                                 Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended July 31, 2015 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) ($)
05/02/15-05/31/15	—	—	—	688,764,000
06/01/15-06/30/15	2,565,347	77.84	2,565,347	489,083,000
07/01/15-07/31/15	—	—	—	489,083,000
Total	2,565,347	77.84	2,565,347	489,083,000

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

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “intend,” “could,” “would,” “committed,” “are scheduled to,” “predict,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, growth or initiatives, including the number of planned store openings, remodels and relocations, progress of labor investment initiatives, trends in sales of consumable and non-consumable products, and the levels of future costs and expenses; anticipated borrowing under certain of our credit facilities; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

•                  new accounting guidance, or changes in the interpretation or application of existing guidance, such as changes to lease accounting guidance;

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

DOLLAR GENERAL CORPORATION

Date:	August 27, 2015	By:	/s/ John W. Garratt
John W. Garratt
Interim Chief Financial Officer

EXHIBIT INDEX

10.1

Form of Stock Option Award Agreement by and between Todd J. Vasos and Dollar General Corporation for June 3, 2015 award (incorporated by reference to Exhibit 99.2 to Dollar General Corporation’s Current Report on Form 8-K dated May 27, 2015, filed with the SEC on May 28, 2015 (file no. 001-11421))

10.2

Employment Agreement, effective June 3, 2015, by and between Todd J. Vasos and Dollar General Corporation (incorporated by reference to Exhibit 99.3 to Dollar General Corporation’s Current Report on Form 8-K dated May 27, 2015, filed with the SEC on May 28, 2015 (file no. 001-11421))

10.3	Employment Agreement, effective April 1, 2015, by and between John W. Garratt and Dollar General Corporation

10.4	Employment Agreement, effective August 10, 2015, by and between Rhonda M. Taylor and Dollar General Corporation

10.5	Employment Agreement, effective August 10, 2015, by and between Robert D. Ravener and Dollar General Corporation

10.6	Employment Agreement, effective August 10, 2015, by and between John W. Flanigan and Dollar General Corporation

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document