Form 10-Q
period 2015-10-30
DOLLAR GENERAL CORP
filed 2015-12-03
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2015

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

The registrant had 290,934,510 shares of common stock outstanding on November 27, 2015.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 30, 2015	January 30, 2015
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$182,514	$579,823
Merchandise inventories	3,101,908	2,782,521
Income taxes receivable	11,877	—
Prepaid expenses and other current assets	192,476	170,265
Total current assets	3,488,775	3,532,609
Net property and equipment	2,237,068	2,116,075
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,201,110	1,201,870
Other assets, net	22,751	19,499
Total assets	$11,288,293	$11,208,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,358	$101,158
Accounts payable	1,470,107	1,388,154
Accrued expenses and other	473,528	413,760
Income taxes payable	30,462	59,400
Deferred income taxes	16,128	25,268
Total current liabilities	1,991,583	1,987,740
Long-term obligations	3,105,332	2,623,965
Deferred income taxes	568,238	601,590
Other liabilities	279,547	285,309

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	254,697	265,514
Additional paid-in capital	3,095,790	3,048,806
Retained earnings	1,999,119	2,403,045
Accumulated other comprehensive loss	(6,013)	(7,327)
Total shareholders’ equity	5,343,593	5,710,038
Total liabilities and shareholders’ equity	$11,288,293	$11,208,642

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Net sales	$5,067,048	$4,724,409	$15,081,624	$13,970,529
Cost of goods sold	3,530,086	3,300,661	10,457,802	9,733,461
Gross profit	1,536,962	1,423,748	4,623,822	4,237,068
Selling, general and administrative expenses	1,113,103	1,029,605	3,295,957	3,034,691
Operating profit	423,859	394,143	1,327,865	1,202,377
Interest expense	21,394	21,835	63,669	66,700
Other (income) expense	326	—	326	—
Income before income taxes	402,139	372,308	1,263,870	1,135,677
Income tax expense	148,818	135,992	474,965	425,703
Net income	$253,321	$236,316	$788,905	$709,974

Earnings per share:
Basic	$0.87	$0.78	$2.66	$2.33
Diluted	$0.86	$0.78	$2.65	$2.32

Weighted average shares outstanding:
Basic	292,037	303,080	296,307	305,142
Diluted	292,904	304,108	297,174	306,097

Dividends per share	$0.22	$—	$0.66	$—

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Net income	$253,321	$236,316	$788,905	$709,974
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $128, $428, $847, and $1,146, respectively	201	655	1,314	1,757
Comprehensive income	$253,522	$236,971	$790,219	$711,731

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	October 30, 2015	October 31, 2014

Cash flows from operating activities:
Net income	$788,905	$709,974
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	263,287	255,759
Deferred income taxes	(59,026)	(35,944)
Tax benefit of share-based awards	(28,569)	(11,659)
Loss on debt retirement, net	326	—
Noncash share-based compensation	28,890	27,698
Other noncash (gains) and losses	7,130	7,574
Change in operating assets and liabilities:
Merchandise inventories	(317,273)	(239,302)
Prepaid expenses and other current assets	(24,242)	(29,479)
Accounts payable	75,880	100,510
Accrued expenses and other liabilities	58,701	71,035
Income taxes	(12,246)	(14,274)
Other	(1,220)	(1,345)
Net cash provided by (used in) operating activities	780,543	840,547

Cash flows from investing activities:
Purchases of property and equipment	(386,886)	(288,537)
Proceeds from sales of property and equipment	813	1,588
Net cash provided by (used in) investing activities	(386,073)	(286,949)

Cash flows from financing activities:
Issuance of long-term obligations	499,220	—
Repayments of long-term obligations	(502,120)	(51,914)
Borrowings under revolving credit facilities	1,302,100	1,023,000
Repayments of borrowings under revolving credit facilities	(914,100)	(1,023,000)
Debt issuance costs	(7,011)	—
Repurchases of common stock	(1,009,411)	(800,095)
Payments of cash dividends	(195,169)	—
Other equity and related transactions	6,143	(2,659)
Tax benefit of share-based awards	28,569	11,659
Net cash provided by (used in) financing activities	(791,779)	(843,009)

Net increase (decrease) in cash and cash equivalents	(397,309)	(289,411)
Cash and cash equivalents, beginning of period	579,823	505,566
Cash and cash equivalents, end of period	$182,514	$216,155

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$37,659	$34,961

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of October 30, 2015 and results of operations for the 13-week and 39-week accounting periods ended October 30, 2015 and October 31, 2014 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $(1.7) million and $2.2 million in the respective 13-week periods, and $(2.3) million and $3.1 million in the respective 39-week periods, ended October 30, 2015 and October 31, 2014. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new accounting standards related to the recognition of revenue, which specified an effective date for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, with earlier adoption permitted only for annual reporting periods beginning after December 15, 2016. The new guidance allows for companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance. The Company is currently evaluating these transition approaches, as well as the effect and potential timing of adoption on its consolidated financial statements.

In April 2015, the FASB issued new accounting guidance related to the presentation of debt issuance costs and requires such costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts and/or premiums. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The guidance must be applied retrospectively to all periods presented within the financial statements. The Company adopted this guidance in the third quarter of 2015, which resulted in the reclassification of $19.2 million and $15.5 million of debt issuance costs (net of accumulated amortization) from Other assets, net to Long-term obligations on the condensed consolidated balance sheets as of October 30, 2015 and January 30, 2015, respectively.

2.                                      Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended October 30, 2015			13 Weeks Ended October 31, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$253,321	292,037	$0.87	$236,316	303,080	$0.78
Effect of dilutive share-based awards		867			1,028
Diluted earnings per share	$253,321	292,904	$0.86	$236,316	304,108	$0.78

	39 Weeks Ended October 30, 2015			39 Weeks Ended October 31, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$788,905	296,307	$2.66	$709,974	305,142	$2.33
Effect of dilutive share-based awards		867			955
Diluted earnings per share	$788,905	297,174	$2.65	$709,974	306,097	$2.32

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 1.6 million and 1.0 million in the 2015 and 2014 13-week periods, respectively, and were 1.2 million and 1.4 million in the 2015 and 2014 39-week periods, respectively.

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

The Company’s 2010 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). Due to the filing of an amended federal income tax return for the 2011 tax year, the IRS may, to a limited extent, examine the Company’s 2011 income tax filings. The IRS, at its discretion, may also choose to examine the Company’s 2012 through 2014 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2011 and later tax years remain open for examination by the various state taxing authorities.

As of October 30, 2015, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $7.0 million, $0.8 million and $0.5 million, respectively, for a total of $8.3 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $2.6 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of October 30, 2015, approximately $7.0 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 39-week periods ended October 30, 2015 were 37.0% and 37.6%, respectively, compared to rates of 36.5% and 37.5%, respectively, for the 13-week and 39-week periods ended October 31, 2014. Both the 13-week and 39-week effective income tax rates increased primarily due to reduced benefits associated with reductions in uncertain federal and state tax positions.  While both year’s income tax rates benefited by reductions in uncertain tax positions, the reductions recorded in the 2014 periods were greater than those recorded in the 2015 periods.

4.                                      Current and long-term obligations

Current and long-term obligations consist of the following:

(In thousands)	October 30, 2015	January 30, 2015
Senior unsecured credit facilities
Term Facility	$425,000	$925,000
Revolving Facility	388,000	—
4.125% Senior Notes due July 15, 2017	500,000	500,000
1.875% Senior Notes due April 15, 2018 (net of discount of $226 and $294)	399,774	399,706
3.250% Senior Notes due April 15, 2023 (net of discount of $1,830 and $1,991)	898,170	898,009
4.150% Senior Notes due Nov 1, 2025 (net of discount of $780)	499,220	—
Capital lease obligations	5,087	5,875
Tax increment financing due February 1, 2035	10,590	11,995
Debt issuance costs, net	(19,151)	(15,462)
	3,106,690	2,725,123
Less: current portion	(1,358)	(101,158)
Long-term portion	$3,105,332	$2,623,965

Borrowing Facilities and 2015 Refinancing

On October 20, 2015, the Company consummated a refinancing, pursuant to which the Company amended and restated its senior unsecured credit facilities (and refinanced all borrowings thereunder) and issued senior notes in an aggregate principal amount of $500.0 million, net of discount totaling $0.8 million. The amended and restated senior unsecured credit facilities (the “Facilities”) consist of a $425.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $175.0 million. The Facilities are scheduled to mature on October 20, 2020. The Company incurred $2.6 million of new debt issuance costs associated with the refinancing of the Facilities.

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at the Company’s option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of October 30, 2015 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility.  As of October 30, 2015, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on the Company’s long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 1.36% as of October 30, 2015.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities.  The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to: incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of October 30, 2015, the Company was in compliance with all such covenants.  The Facilities also contain customary events of default.

As of October 30, 2015, under the Revolving Facility, the Company had outstanding borrowings of $388.0 million, and borrowing availability of $582.8 million. In addition, the Company had outstanding letters of credit totaling $43.7 million, $29.2 million of which were issued under the Revolving Facility.

The Company incurred a pretax loss of $0.3 million for the write off of debt issuance costs associated with the refinancing of its credit facilities, which is reflected in Other (income) expense in the condensed consolidated statement of income for the 13 and 39-week periods ended October 30, 2015.

On October 20, 2015, the Company issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”), net of discount of $0.8 million, which are scheduled to mature on November 1, 2025. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year, commencing on May 1, 2016. The Company incurred $4.4 million of debt issuance costs associated with the issuance of the 2025 Senior Notes. The net proceeds from the sale of the 2025 Senior Notes were used, together with borrowings under the Facilities, to repay all of the outstanding borrowings under the then-existing credit agreement and for general corporate purposes. In addition, the Company has $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which are scheduled to mature on July 15, 2017, $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.2 million, which are scheduled to mature on April 15, 2018; and $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $1.8 million, which are scheduled to mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes, the 2023 Senior Notes and the 2025 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”).

The Company may redeem some or all of its Senior Notes at any time at redemption prices set forth in the Senior Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The Senior Indenture contains covenants limiting, among other things, the ability of the Company and its subsidiaries to (subject to certain exceptions): consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and to incur or guarantee indebtedness secured by liens on any shares of voting stock of significant subsidiaries.

The Senior Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable, as applicable.

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

In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of any derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company has determined that the majority of the inputs used to value derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments associated with derivatives may utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. Historically, the credit valuation adjustments have not been significant to the overall valuation of the Company’s derivative positions. The Company does not have any fair value measurements categorized within Level 3 as of October 30, 2015.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 30, 2015
Liabilities:
Long-term obligations (a)	$2,276,411	$823,734	$—	$3,100,145
Deferred compensation (b)	24,281	—	—	24,281

(a)       Reflected at book value in the condensed consolidated balance sheet as Current portion of long-term obligations of $1,358 and Long-term obligations of $3,105,332.

(b)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $5,984 and noncurrent Other liabilities of $18,297.

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

Risk management objective of using derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and, from time to time, through the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined primarily by interest rates.

In addition, the Company is exposed to certain risks arising from uncertainties of future market values caused by the fluctuation in the prices of commodities. From time to time the Company may enter into derivative financial instruments to protect against future price changes related to these commodity prices.

Cash flow hedges of interest rate risk

The Company’s objectives when using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate changes. To accomplish these objectives, the Company has from time to time used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company also previously entered into treasury locks that were designated as cash flow hedges of interest rate risk prior to its April 2013 issuance of long-term debt.

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

The Company had interest rate swaps with a combined notional value of $875.0 million designated as cash flow hedges of interest rate risk that expired on May 31, 2015. Such interest rate swaps were used to hedge the variable cash flows associated with existing variable-rate debt prior to their maturity. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

In 2013, the Company recorded a loss on the settlement of treasury locks associated with the issuance of long-term debt which was deferred to OCI and is being amortized as an increase to interest expense over the period of the debt’s maturity in 2023. During the 52-week period following October 30, 2015, the Company estimates that approximately $1.3 million will be reclassified as an increase to interest expense related to the amortization of the loss associated with the treasury locks. All of the amounts reflected in Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets for the periods presented are related to cash flow hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of October 30, 2015 and January 30, 2015:

(in thousands)	October 30, 2015	January 30, 2015
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as Accrued expenses and other	$—	$1,173

The table below presents the pre-tax effect of the Company’s derivative financial instruments as reflected in the condensed consolidated statements of comprehensive income for the 13-week and 39-week periods ended October 30, 2015 and October 31, 2014:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivatives recognized in OCI	$—	$201	$3	$956
Loss related to effective portion of derivatives reclassified from Accumulated OCI to Interest expense	$330	$1,282	$2,164	$3,858

7.                                      Commitments and contingencies

Legal proceedings

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

On November 4, 2014, the Varela plaintiff filed an amended complaint to add Victoria Lee Dinger Main as a named plaintiff and to add putative class claims on behalf of “key carriers”

for alleged inaccurate wage statements and failure to provide appropriate pay upon termination in violation of California law.  The Company filed its answer to the amended complaint on December 23, 2014.  The parties have been ordered to engage in informal discovery and mediation.  A mediation was held on November 16, 2015, which was unsuccessful.

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

On April 8, 2015, the Company removed this matter to the United States District Court for the Northern District of California (Case No. 3:15-cv-01617-JD) and filed its answer on the same date.  On April 29, 2015, the Sullivan plaintiff amended her complaint to add a claim under the PAGA.  The Company’s response to the amended complaint was filed on May 14, 2015. The plaintiff’s motion for class certification is due to be filed on or before March 11, 2016.  The Company’s response is due to be filed on or about March 25, 2016.

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

8.                                   Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of October 30, 2015, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Classes of similar products:
Consumables	$3,921,663	$3,645,021	$11,543,276	$10,666,675
Seasonal	555,862	524,623	1,784,680	1,659,651
Home products	317,963	298,878	925,292	867,903
Apparel	271,560	255,887	828,376	776,300
Net sales	$5,067,048	$4,724,409	$15,081,624	$13,970,529

9.                                      Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has increased on several occasions. Most recently, on December 2, 2015, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program.  Following such increase, as of December 2, 2015 a cumulative total of $4.0 billion had been authorized under the program since its inception and $1.2 billion remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings under the Facilities discussed in further detail in Note 4.

Pursuant to its common stock repurchase program, during the 39-week periods ended October 30, 2015, and October 31, 2014, the Company repurchased in the open market approximately 13.4 million shares of its common stock at a total cost of $1.0 billion and approximately 14.1 million shares at a total cost of $0.8 billion, respectively.

The Company paid quarterly cash dividends of $0.22 per share during each of the first three quarters of 2015. On December 2, 2015, the Company’s Board of Directors approved a quarterly cash dividend of $0.22 per share, which is payable on January 6, 2016 to shareholders of record as of December 23, 2015. The declaration of future cash dividends is subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

10.                               Corporate restructuring

On October 13, 2015, the Company implemented a restructuring of its corporate support functions, including the elimination of approximately 255 positions, substantially all of which were at the Company’s corporate headquarters and effective immediately. The restructuring is part of a broader initiative aimed at improving efficiencies and reducing expenses.

During the third quarter of 2015, the Company incurred pretax expense of $6.1 million associated with this restructuring for severance-related benefits. This expense is reflected in Selling, general, and administrative expenses on the Company’s condensed consolidated statements of income for the 13-week and 39-week periods ended October 30, 2015. As of October 30, 2015, the remaining liability related to these charges is $5.6 million. Additional severance-related benefits costs related to this restructuring subsequent to the third quarter of 2015, if any, are expected to be minimal.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of October 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 30, 2015 and October 31, 2014, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2015 and October 31, 2014. These financial statements are the responsibility of the Company’s management.

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

December 3, 2015

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

Executive Overview

As of October 30, 2015, we operate 12,396 stores located in 43 states, geographically concentrated in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products, pet supplies and tobacco products, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality and value private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations, with selling space averaging approximately 7,400 square feet per store.

Because the customers we serve are value-conscious, many with low or fixed incomes, we have always been intensely focused on helping our customers make the most of their spending dollars. We believe our convenient store format and broad selection of high quality products at compelling values have driven our substantial growth and financial success over the years. Like other retailers, we have been operating for several years in an environment with ongoing economic difficulties and uncertainties. Our core customers are often the first to be affected by negative or uncertain economic conditions such as unemployment and fluctuating food, energy and medical costs, and the last to feel the effects of improving economic conditions. Although our customer has experienced some positive general economic factors since the middle of 2014, such as lower gasoline prices and unemployment rates, these factors have been inconsistent and their duration is unknown.

Our operating priorities continue to evolve as we consistently strive to improve our performance while retaining our customer-centric focus. We are keenly focused on executing the following priorities: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low cost operator, and 4) investing in our people as a competitive advantage.

We seek to drive profitable sales growth through initiatives such as improvement in our in-stock position, as well as an ongoing focus on enhancing our margins while maintaining both everyday low price and affordability.

•                  Improving our in-stock position is designed to ensure the right products are available on the shelf when our customers shop in our stores. To support this initiative and improve overall customer satisfaction, we are selectively investing incremental labor hours in those stores where we believe such increases will generate positive financial returns.  As of the end of the 2015 third quarter, this retail labor hour investment has been implemented across nearly 2,400 stores with additional stores scheduled to receive this investment during the 2015 fourth quarter. We have a very disciplined approach to this labor investment and are able to quickly evaluate whether it delivers on our profitability expectations, reallocating resources as necessary.

•                  We demonstrate our commitment to the affordability needs of our core customer by pricing more than 75% of our stock-keeping units at $5 or less as of the end of the 2015 third quarter.  However, as we work to provide everyday low prices and meet our customers’ affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, efforts to improve distribution and transportation efficiencies, global sourcing, and pricing and markdown optimization. With respect to category management, the mix of sales affects profitability because the gross margin associated with sales within our consumables category generally is lower than that associated with sales within our non-consumables categories.  Even within each category, however, there are varying levels of gross margin associated with the specific items. With respect to inventory shrink reduction, the progress continues to be broad based year to date with shrink declining across all four product categories. For a discussion of the sales mix, as well as the results of certain other margin-related initiatives in the 2015 third quarter, see “Results of Operations” below.

The degree of success of these initiatives is often reflected in our same-store sales results and in the level of improvement in shopper frequency and item unit sales and average transaction amount. For the 2015 third quarter, we believe these ongoing initiatives helped to drive the same-store sales growth in all four of our product categories, reflecting increases in both customer traffic and average transaction amount for the 31st consecutive quarter when compared to the prior year quarter.

To support our other operating priorities we also are focused on capturing growth opportunities and innovating within our channel. We continue to expand our store count, opening 206 and 634 stores for the third quarter and 39-weeks ended October 30, 2015, respectively.  We have also expanded our store remodeling efforts and have remodeled or relocated a total of 857 stores during such 39-week period. In fiscal 2015, we have plans to open 730 stores and to relocate or remodel 875 stores. Our store remodels typically optimize shelf space in many of our older, smaller stores and, in many instances, increase the number of coolers for refrigerated and frozen foods and beverages. We also have plans to accelerate store square footage growth to approximately seven percent in 2016 from six percent in 2015.

We have established a position as a low cost operator, continuously seeking ways to control costs that do not affect our customer’s shopping experience. We continued to enhance this position during the 2015 third quarter as we reduced approximately 255 positions within our corporate support function as part of a broader zero-based budgeting initiative, streamlining this portion of our business while also reducing expenses. In addition, at the store level, we remain committed to simplifying or eliminating various tasks so that those time savings can be reinvested by our store managers in other areas such as customer service, improved in-stock levels, and improved store standards.  We will continue to seek additional opportunities to enhance our low cost position.

Our employees are a competitive advantage, and we are always searching for ways to continue investing in them. Our training programs are constantly evolving, as we work to ensure that our employees have the tools necessary to be successful in their positions. We invest in our employees in an effort to create an environment that attracts and retains talented personnel, as we believe, particularly at the store level, employees who are promoted from within generally have longer tenures and are greater contributors to improvements in our financial performance. Furthermore, we believe that reducing our store manager turnover likely results in improved store financial performance in areas such as shrink and sales. We have also implemented training programs for high potential employees, and a college assistance program for those who want to continue their formal education. We believe that our efforts will produce a more stable, engaged workforce.

The following include highlights of our 2015 third quarter results of operations compared to the comparable 2014 period in many of our key financial metrics. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Net sales increased 7.3% to $5.07 billion. Sales in same-stores increased 2.3% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended October 30, 2015 was $225.

•                  Gross profit, as a percentage of sales, was 30.3% in the 2015 period compared to 30.1% in the 2014 period, an increase of 19 basis points, due in part to an improved shrink rate and lower transportation costs.

•                  Selling, general and administrative costs (“SG&A”), as a percentage of sales, was 22.0% in the 2015 period compared to 21.8% in the 2014 period, an increase of 18 basis points, reflecting in part the costs of the corporate restructuring discussed above and increases in certain expenses including incentive compensation and repairs and maintenance.

•                  Interest expense decreased by $0.4 million to $21.4 million in the 2015 period due primarily to lower average interest rates.

•                  Net income was $253.3 million, or $0.86 per diluted share, in the 2015 period compared to net income of $236.3 million, or $0.78 per diluted share, in the 2014 period. Diluted shares outstanding decreased by 11.2 million shares in the 2015 period primarily as a result of share repurchases under our share repurchase program.

Additional highlights for the 39-week period ended October 30, 2015 include:

•                  Cash generated from operating activities was $780.5 million for the 2015 39-week period, compared to $840.5 million in the comparable 2014 period, with the change being due primarily to increased inventory purchases. At October 30, 2015, we had a cash balance of $182.5 million.

•                  Total cash dividends of $195.2 million, or $0.66 per share, were paid during the 2015 39-week period.

•                  Inventory turnover was 4.8 times on a rolling four-quarter basis. On a per store basis, inventories increased by 5.1% over the balances at October 31, 2014.

•                  During the 2015 39-week period, we opened 634 new stores, remodeled or relocated 857 stores and closed 27 stores, resulting in a store count of 12,396 as of October 30, 2015.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2015 and 2014, which represent the 52-week fiscal years ending and ended January 29, 2016 and January 30, 2015, respectively. References to the third quarter accounting periods for 2015 and 2014 contained herein refer to the 13-week accounting periods ended October 30, 2015 and October 31, 2014, respectively.

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

The following table contains results of operations data for the most recent 13-week and 39-week periods of 2015 and 2014, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2015 vs. 2014		39 Weeks Ended		2015 vs. 2014
(dollars in millions, except per share amounts)	Oct. 30, 2015	Oct. 31, 2014	Amount change	% change	Oct. 30, 2015	Oct. 31, 2014	Amount change	% change
Net sales by category:
Consumables	$3,921.7	$3,645.0	$276.6	7.6%	$11,543.3	$10,666.7	$876.6	8.2%
% of net sales	77.40%	77.15%			76.54%	76.35%
Seasonal	555.9	524.6	31.2	6.0	1,784.7	1,659.7	125.0	7.5
% of net sales	10.97%	11.10%			11.83%	11.88%
Home products	318.0	298.9	19.1	6.4	925.3	867.9	57.4	6.6
% of net sales	6.28%	6.33%			6.14%	6.21%
Apparel	271.6	255.9	15.7	6.1	828.4	776.3	52.1	6.7
% of net sales	5.36%	5.42%			5.49%	5.56%
Net sales	$5,067.0	$4,724.4	$342.6	7.3%	$15,081.6	$13,970.5	$1,111.1	8.0%
Cost of goods sold	3,530.1	3,300.7	229.4	7.0	10,457.8	9,733.5	724.3	7.4
% of net sales	69.67%	69.86%			69.34%	69.67%
Gross profit	1,537.0	1,423.7	113.2	8.0	4,623.8	4,237.1	386.8	9.1
% of net sales	30.33%	30.14%			30.66%	30.33%
Selling, general and administrative expenses	1,113.1	1,029.6	83.5	8.1	3,296.0	3,034.7	261.3	8.6
% of net sales	21.97%	21.79%			21.85%	21.72%
Operating profit	423.9	394.1	29.7	7.5	1,327.9	1,202.4	125.5	10.4
% of net sales	8.37%	8.34%			8.80%	8.61%
Interest expense	21.4	21.8	(0.4)	(2.0)	63.7	66.7	(3.0)	(4.5)
% of net sales	0.42%	0.46%			0.42%	0.48%
Other (income) expense	0.3	—	0.3	—	0.3	—	0.3	—
% of net sales	0.01%	0.00%			0.00%	0.00%
Income before income taxes	402.1	372.3	29.8	8.0	1,263.9	1,135.7	128.2	11.3
% of net sales	7.94%	7.88%			8.38%	8.13%
Income tax expense	148.8	136.0	12.8	9.4	475.0	425.7	49.3	11.6
% of net sales	2.94%	2.88%			3.15%	3.05%
Net income	$253.3	$236.3	$17.0	7.2%	$788.9	$710.0	$78.9	11.1%
% of net sales	5.00%	5.00%			5.23%	5.08%
Diluted earnings per share	$0.86	$0.78	$0.08	10.3%	$2.65	$2.32	$0.33	14.2%

13 WEEKS ENDED OCTOBER 30, 2015 AND OCTOBER 31, 2014

Net Sales. The net sales increase in the 2015 quarter reflects a same-store sales increase of 2.3% compared to the 2014 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2015 quarter, there were 11,551 same-stores which accounted for sales of $4.8 billion. Increases in both customer traffic and average transaction amount contributed to the increase in same-store sales. We experienced same-store sales growth across all four product categories, with higher same-store sales increases in the consumables category compared to the non-consumable categories. Within the consumables category, the most significant growth in same-store sales occurred in candy and snacks, tobacco products and perishables. Within the non-consumables categories, the most significant growth in same-stores was due to sundries, housewares, and hardware, with ladies clothing exhibiting strong growth as well. The net sales increase was also positively affected by sales from new stores, partially offset by sales from closed stores.

Gross Profit. Gross profit increased by 8.0%, and as a percentage of sales increased by 19 basis points to 30.3% in the 2015 quarter as compared to the comparable 2014 period. An improved rate of inventory shrinkage and lower transportation costs were the primary factors in the improved performance, partially offset by a reduction in gross profit due to a change in our sales mix.

SG&A. SG&A was 22.0% as a percentage of sales in the 2015 quarter compared to 21.8% in the comparable 2014 period, an increase of 18 basis points. The 2015 quarter results reflect a charge of $6.1 million related to the corporate restructuring, or 12 basis points as a percentage of sales, for severance-related benefits costs. The 2015 quarter results also reflect increases in store incentive compensation expenses, repairs and maintenance, as well as increased occupancy costs and advertising expenses. Partially offsetting these items were lower utilities costs as a percentage of sales and a reduction in employee benefits costs. The 2014 quarter results reflect expenses of $8.2 million, or 17 basis points as a percentage of sales, related to an attempted acquisition that was not completed, partially offset by unrelated insurance proceeds of $3.4 million or 7 basis points as a percentage of sales.

Interest Expense. Interest expense decreased moderately by $0.4 million to $21.4 million in the 2015 period due primarily to lower average interest rates. Total outstanding debt (including the current portion of long-term obligations) as of October 30, 2015 was $3.11 billion.

Income Taxes. The effective income tax rate for the 2015 period was 37.0% compared to 36.5% for the 2014 period which represents a net increase of 0.5 percentage points. The effective tax rate increase was primarily due to reduced benefits associated with changes in uncertain tax positions in the 2015 period as compared to the 2014 period. Both periods were negatively impacted by the expiration of the federal law authorizing the Work Opportunity Tax Credit or “WOTC.” The WOTC credits were retroactively reenacted in the fourth quarter of our 2014 fiscal year for employees hired during the 2014 calendar year. For financial statement purposes, a change in income tax expense is recorded in the period in which the related law is enacted. Accordingly, the fourth quarter of 2014 reflected the full, favorable impact of the 2014 retroactive reenactment of WOTC. It is uncertain as to whether and, if so, when the WOTC credits will be retroactively renewed for 2015. The Company will receive credits in future periods for employees hired on or before December 31, 2014; however, the future period credit received will be significantly lower than what has been recognized in prior fiscal years without WOTC reenactment.

39 WEEKS ENDED OCTOBER 30, 2015 AND OCTOBER 31, 2014

Net Sales. The net sales increase in the 2015 period reflects a same-store sales increase of 2.9% compared to the comparable 2014 period. In the 2015 period, our 11,551 same-stores accounted for sales of $14.2 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the net sales increase was attributable to new stores, partially offset by sales from closed stores.

Gross Profit. For the 2015 period, gross profit increased by 9.1%, and as a percentage of sales increased by 33 basis points to 30.7% over the comparable 2014 period. The gross profit rate increase in the 2015 period as compared to the comparable 2014 period primarily reflects lower transportation costs and an improved rate of inventory shrinkage.

SG&A. SG&A was 21.9% as a percentage of sales in the 2015 period compared to 21.7% in the comparable 2014 period, an increase of 13 basis points. The 2015 results reflect increased severance costs, the majority of which were related to the restructuring discussed above, as well as increases in incentive compensation expenses and repairs and maintenance expenses. Partially offsetting these items was a higher volume of cash back transactions resulting in increased convenience fees collected from customers. The comparable 2014 results reflect expenses of $8.2 million related to an attempted acquisition that was not completed.

Interest Expense. Interest expense decreased by $3.0 million to $63.7 million in the 2015 period due primarily to lower average debt balances in the 2015 period.

Income Taxes. The effective income tax rate for the 2015 period was 37.6% compared to 37.5% for the 2014 period which represents a net increase of 0.1 percentage points. The effective tax rate increase was primarily due to reduced benefits associated with changes in uncertain tax positions in the 2015 period as compared to the 2014 period. Both periods were negatively impacted by the expiration of the federal law authorizing the WOTC. The WOTC credits were retroactively reenacted in the fourth quarter of our 2014 fiscal year for employees hired during the 2014 calendar year. For financial statement purposes, a change in income tax expense is recorded in the period in which the related law is enacted. Accordingly, the fourth quarter of 2014 reflected the full, favorable impact of the 2014 retroactive reenactment of WOTC. It is uncertain as to whether and, if so, when the WOTC credits will be retroactively renewed for 2015. The Company will receive credits in future periods for employees hired on or before December 31, 2014; however, the future period credit received will be significantly lower than what has been recognized in prior fiscal years without WOTC reenactment.

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

Facilities

On October 20, 2015, we consummated a refinancing pursuant to which we amended and restated our senior unsecured credit facilities. The information contained in Note 4 to the unaudited condensed consolidated financial statements under the heading “Borrowing Facilities and 2015 Refinancing” contained in Part I, Item 1 of this report is incorporated herein by reference. The amended and restated senior unsecured credit facilities (the “Facilities”) consist of a $425.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $175.0 million. The Facilities are scheduled to mature on October 20, 2020.

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of October 30, 2015 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility.  The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on our long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 1.36% as of October 30, 2015.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There will be no required amortization under the Facilities. The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of October 30, 2015, we were in compliance with all such covenants.  The Facilities also contain customary events of default.

As of October 30, 2015, under the Revolving Facility, the Company had outstanding borrowings of $388.0 million, standby letters of credit of $29.2 million, and borrowing availability of $582.8 million. In addition, we had outstanding commercial letters of credit of $14.5 million.

For the remainder of fiscal 2015, we anticipate potential borrowings under the Revolving Facility up to a maximum of approximately $500 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Senior Notes

On October 20, 2015, we issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”), net of discount of $0.8 million, which are scheduled to mature on November 1, 2025. The information contained in Note 4 to the unaudited condensed consolidated financial statements under the heading “Borrowing Facilities and 2015 Refinancing” contained in Part I, Item 1 of this report is incorporated herein by reference. In addition, we have $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which are scheduled to mature on July 15, 2017, $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.2 million, which are scheduled to mature on April 15, 2018; and $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $1.8 million, which are scheduled to mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes, the 2023 Senior Notes and the 2025 Senior Notes

comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”).  Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year. Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year, commencing on May 1, 2016. The net proceeds from the sale of the 2025 Senior Notes were used, together with borrowings under the Facilities, to repay all outstanding borrowings under the then-existing credit agreement and for general corporate purposes.

We may redeem some or all of the Senior Notes at any time at redemption prices set forth in the Senior Indenture. Upon the occurrence of a change of control triggering event, which is defined in the Senior Indenture, each holder of our Senior Notes has the right to require us to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The Senior Indenture contains covenants limiting, among other things, our ability (subject to certain exceptions) to consolidate, merge, or sell or otherwise dispose of all or substantially all of our assets; and our ability and the ability of our subsidiaries to incur or guarantee indebtedness secured by liens on any shares of voting stock of significant subsidiaries.

The Senior Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on our Senior Notes to become or to be declared due and payable, as applicable.

Contractual Obligations

The amendments to the Facilities and the issuance of the 2025 Senior Notes discussed above resulted in changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015. The following table summarizes our significant contractual obligations for long-term debt obligations and related interest as of October 30, 2015 (in thousands):

	Payments Due by Period
Contractual obligations	Total	1 year	1-3 years	3-5 years	5+ years
Long-term debt obligations	$3,123,590	$215	$900,770	$814,080	$1,408,525
Capital lease obligations	5,087	1,143	1,595	966	1,383
Interest (a)	535,248	89,513	148,138	122,134	175,463

(a)               Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using rates as of October 30, 2015.  Variable rate long-term debt includes the balance of the senior unsecured term loan and the revolving credit facility with a total outstanding balance of $813 million and the balance of our tax increment financing of $10.6 million.

Current Financial Condition / Recent Developments

At October 30, 2015, we had total outstanding debt (including the current portion of long-term obligations) of approximately $3.11 billion. We had $582.8 million available for borrowing under our Revolving Facility at that date.

Our inventory balance represented approximately 54% of our total assets exclusive of goodwill and other intangible assets as of October 30, 2015. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

In October 2015, Standard & Poor’s raised our senior unsecured debt rating and our corporate debt rating to BBB, both with a stable outlook, and Moody’s reaffirmed our senior unsecured debt rating of Baa3 and changed our outlook to positive. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will maintain or improve our current credit ratings.

Unless otherwise noted, all references to the “2015 period” and the “2014 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 39-week periods ended October 30, 2015 and October 31, 2014, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $780.5 million in the 2015 period, which was $60.0 million lower than the 2014 period. Changes in merchandise inventories resulted in a $317.3 million decrease in the 2015 period compared to a $239.3 million decrease in the 2014 period, and were a significant contributor to the overall change in cash flows from operating activities as described in greater detail below. In addition, changes in accounts payable resulted in a $75.9 million increase in the 2015 period compared to a $100.5 million increase in the 2014 period, due primarily to the timing of receipts and payments. An offsetting factor was increased net income due primarily to increased sales and operating profit in the 2015 period as described in more detail above under “Results of Operations.”

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased 11% in the 2015 period compared to a 9% increase in the 2014 period.  In the 2015 period compared to the 2014 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased by 15% compared to 13%; the seasonal category increased by 11% compared to 3%; the home products category increased by 15% compared to 7%; and apparel declined by 7% compared to a 1% increase. Factors impacting the increase in inventory include our efforts to improve our in-stock position, the timing of receipts, and sales performance.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2015 period included the following approximate amounts: $142 million for improvements, upgrades, remodels and relocations of existing stores; $94 million for distribution and transportation-related capital expenditures; $79 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $41 million for stores built by us; and $26 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2015 period, we opened 634 new stores and remodeled or relocated 857 stores.

Significant components of property and equipment purchases in the 2014 period included the following approximate amounts: $104 million for improvements, upgrades, remodels and relocations of existing stores; $86 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $36 million for distribution and transportation-related capital expenditures; $29 million for stores built by us; and $28 million for information systems upgrades and technology-related projects. During the 2014 period, we opened 617 new stores and remodeled or relocated 874 stores.

Capital expenditures during 2015 are projected to be in the range of $500 million to $550 million. We anticipate funding 2015 capital requirements with existing cash balances, cash flows from operations, and if necessary, our Revolving Facility. As of October 30, 2015, we have significant availability under our Revolving Facility that can be used to fund capital requirements. As noted above, we plan to continue to invest in store growth through development of new stores and stores to be remodeled or relocated. Capital expenditures in 2015 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including the construction of distribution centers; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. Net borrowings under the Revolving Facility during the 2015 period were $388.0 million, compared to net borrowings of zero during the 2014 period. During the 2015 and 2014 periods, we repurchased 13.4 million and 14.1 million outstanding shares of our common stock at a total cost of $1.0 billion and $800.1 million, respectively. During the 2015 period we paid cash dividends totaling $195.2 million.

Share Repurchase Program

On December 2, 2015, the Company’s Board of Directors authorized a $1.0 billion increase to our existing common stock repurchase program.  Following such increase, our common stock repurchase program had a total remaining authorization of approximately $1.2 billion at December 2, 2015. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and the authorization has no expiration date.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015, as supplemented by our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015.

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

(b)           Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended October 30, 2015 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) ($)
08/01/15-08/31/15	1,200,000	74.53	1,200,000	399,653,000
09/01/15-09/30/15	2,567,900	72.29	2,567,900	214,007,000
10/01/15-10/30/15	—	—	—	214,007,000
Total	3,767,900	73.01	3,767,900	214,007,000

(a) A $500 million share repurchase program was publicly announced on September 5, 2012, and increases in the authorization under such program were announced on March 25, 2013 ($500 million increase), December 5, 2013 ($1.0 billion increase) and March 12, 2015 ($1.0 billion increase).  Subsequent to the last period reported above, a $1.0 billion increase to the share purchase program was publicly announced on December 3, 2015.  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6.                                                EXHIBITS.

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 7. Commitments and Contingencies” and “Note 4. Current and long-term obligations” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “intend,” “could,” “can,” “would,” “committed,” “are scheduled to,” “predict,” “seek,” “ensure,” “subject to,” “results,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, growth or initiatives, including the number of planned store openings, remodels and relocations and store square footage growth, progress of labor investment initiatives, trends in sales of consumable and non-consumable products, results of the investment in our personnel and the levels of future costs and expenses; anticipated borrowing under certain of our credit facilities; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	December 3, 2015	By:	/s/ John W. Garratt
John W. Garratt
Chief Financial Officer

EXHIBIT INDEX

4.1

Fifth Supplemental Indenture, dated as of October 20, 2015, between Dollar General Corporation and U.S. Bank National Association, as trustee (incorporated by referenced to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.2

Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.1) (incorporated by referenced to Exhibit 4.1 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.3

Amended and Restated Credit Agreement, dated as of October 20, 2015, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.3 to Dollar General Corporation’s Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

10.1	Summary of Non-Employee Director Compensation (effective January 30, 2016)

10.2	Dollar General Corporation Executive Relocation Policy, as amended (effective September 22, 2015)

10.3

Employment Agreement, effective August 10, 2015, by and between Rhonda M. Taylor and Dollar General Corporation (incorporated by reference to Exhibit 10.4 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001-11421))

10.4

Employment Agreement, effective August 10, 2015, by and between Robert D. Ravener and Dollar General Corporation (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001-11421))

10.5

Employment Agreement, effective August 10, 2015, by and between John W. Flanigan and Dollar General Corporation (incorporated by reference to Exhibit 10.6 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001-11421))

10.6	Employment Agreement, effective August 7, 2015, by and between James W. Thorpe and Dollar General Corporation

10.7	Employment Agreement, effective June 15, 2015 and executed November 3, 2015, by and between Jeffery C. Owen and Dollar General Corporation

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document