Form 10-K
period 2016-01-29
DOLLAR GENERAL CORP
filed 2016-03-22
CIK 29534

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2016

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate fair market value of the registrant's common stock outstanding and held by non-affiliates as of July 31, 2015 was $23.66 billion calculated using the closing market price of our common stock as reported on the NYSE on such date ($80.37). For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

         The registrant had 286,468,872 shares of common stock outstanding as of March 15, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 25, 2016.

 INTRODUCTION

General

        This report contains references to years 2016, 2015, 2014, 2013, 2012, and 2011, which represent fiscal years ending or ended February 3, 2017, January 29, 2016, January 30, 2015, January 31, 2014, February 1, 2013, and February 3, 2012, respectively. Our fiscal year ends on the Friday closest to January 31. 2016 will consist and 2011 consisted of 53 weeks, while each of the remaining years listed were 52-week years. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes.

        Solely for convenience, our trademarks and tradenames may appear in this report without the ® or ™ symbol which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these trademarks and tradenames.

Cautionary Disclosure Regarding Forward-Looking Statements

        We include "forward-looking statements" within the meaning of the federal securities laws throughout this report, particularly under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Note 8—Commitments and Contingencies," among others. You can identify these statements because they are not limited to historical fact or they use words such as "may," "will," "should," "could," "would," "believe," "anticipate," "project," "plan," "expect," "estimate," "forecast," "goal," "potential," "opportunity," "intend," "predict," "committed," "will likely result," or "will continue" and similar expressions that concern our strategy, plans, intentions or beliefs about future occurrences or results. For example, all statements relating to our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our plans, objectives and expectations for future operations, growth or initiatives; or the expected outcome or effect of legislative or regulatory changes or initiatives, pending or threatened litigation or audits are forward-looking statements.

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

 PART I

ITEM 1.    BUSINESS

General

        We are among the largest discount retailers in the United States by number of stores, with 12,575 stores located in 43 states as of February 26, 2016, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumables, seasonal, home products and apparel. Our merchandise includes high quality national brands from leading manufacturers, as well as comparable quality private brand selections with prices at substantial discounts to national brands. We offer our merchandise at everyday low prices through our convenient small-box locations.

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

        Our operating priorities are summarized as follows: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage. For more information on these operating priorities, see Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Executive Overview", included in Part II, Item 7 of this report.

        In fiscal year 2015, we achieved our 26th consecutive year of same-store sales growth. This growth, which has taken place in a variety of economic conditions, suggests that we have a less cyclical business model than most retailers and, we believe, is a result of our compelling value and convenience proposition.

        Compelling Value and Convenience Proposition.    Our ability to deliver highly competitive prices in convenient locations and our easy "in and out" shopping format create a compelling shopping experience that distinguishes us from other discount retailers as well as convenience, drug and grocery retailers. Our slogan "Save time. Save money. Every day!" summarizes our appeal to customers. We believe our ability to effectively deliver both value and convenience allows us to succeed in small markets with limited shopping alternatives, as well as to profitably coexist alongside larger retailers in more competitive markets. Our value and convenience proposition is evidenced by the following attributes of our business model:

  •
  Convenient Locations.  Our stores are conveniently located in a variety of rural, suburban and urban communities. We seek to locate our stores in close proximity to our customers, which drives customer loyalty and trip frequency and makes us an attractive alternative to large discount and other large-box retail and grocery stores.

  •
  Time-Saving Shopping Experience.  We also provide customers with a highly convenient, easy to navigate shopping experience. Our small box stores are easy to get in and out of quickly. Our product offering includes most necessities, such as basic packaged and refrigerated food and dairy products, cleaning supplies, paper products, health and beauty care items, greeting cards, basic apparel, housewares, hardware and automotive supplies, among others. Our convenient hours and broad merchandise offering allow our customers to fulfill their routine shopping requirements and minimize their need to shop elsewhere.

  •
  Everyday Low Prices on Quality Merchandise.  Our research indicates that we offer a price advantage over most food and drug retailers and that our prices are highly competitive with even the largest discount retailers. Our ability to offer everyday low prices on quality merchandise is supported by our low-cost operating structure and our strategy to maintain a limited number of items per merchandise category, which we believe helps us maintain strong purchasing power. We offer quality nationally advertised brands at these everyday low prices in addition to offering our own comparable quality private brands at value prices.

        Substantial Growth Opportunities.    We believe we have substantial long-term growth potential in the U.S. We have identified significant opportunities to add new stores in both existing and new markets. In addition, we have opportunities to relocate or remodel locations within our existing store base to better serve our customers. Our attractive store economics, including a relatively low initial investment and simple, low-cost operating model have allowed us to grow our store base to current levels and provide us significant opportunities to continue our profitable store growth strategy.

Our Merchandise

        We offer a focused assortment of everyday necessities, which drive frequent customer visits, and key items in a broad range of general merchandise categories. Our product assortment provides the opportunity for our customers to address most of their basic shopping needs with one trip. We sell high-quality nationally advertised brands from leading manufacturers. Additionally, our private brand consumables offer even greater value with options to purchase value items and national brand equivalent products at substantial discounts to the national brand.

        Consumables is our largest merchandise category and has become a larger percentage of our total sales in recent years as indicated in the table below. Consumables include paper and cleaning products (such as paper towels, bath tissue, paper dinnerware, trash and storage bags, laundry and other home cleaning supplies); packaged food (such as cereals, canned soups and vegetables, condiments, spices, sugar and flour); perishables (such as milk, eggs, bread, frozen meals, beer and wine); snacks (such as candy, cookies, crackers, salty snacks and carbonated beverages); health and beauty (such as over-the-counter medicines and personal care products, such as soap, body wash, shampoo, dental hygiene and foot care products); pet (such as pet supplies and pet food); and tobacco products.

        Seasonal products include decorations, toys, batteries, small electronics, greeting cards, stationery, prepaid phones and accessories, gardening supplies, hardware, automotive and home office supplies.

        Home products include kitchen supplies, cookware, small appliances, light bulbs, storage containers, frames, candles, craft supplies and kitchen, bed and bath soft goods.

        Apparel includes casual everyday apparel for infants, toddlers, girls, boys, women and men, as well as socks, underwear, disposable diapers, shoes and accessories.

        The percentage of net sales of each of our four categories of merchandise for the fiscal years indicated below was as follows:

	2015	2014	2013
Consumables	75.9%	75.7%	75.2%
Seasonal	12.4%	12.4%	12.9%
Home products	6.3%	6.4%	6.4%
Apparel	5.4%	5.5%	5.5%

        Our seasonal and home products categories typically account for the highest gross profit margins, and the consumables category typically accounts for the lowest gross profit margin.

The Dollar General Store

        The typical Dollar General store is operated by a store manager, one or more assistant store managers, and three or more sales associates. Our stores generally feature a low-cost, no frills building with limited maintenance capital, low operating costs, and a focused merchandise offering within a broad range of categories, allowing us to deliver low retail prices while generating strong cash flows and investment returns. Our stores average approximately 7,400 square feet of selling space and approximately 70% of our stores are located in towns of 20,000 or fewer people. We generally have had good success in locating suitable store sites in the past, and we believe that there is ample opportunity for new store growth in existing and new markets. In addition, we believe we have significant opportunities available for our relocation and remodel programs.

        Our store growth over the past three years is summarized in the following table:

Year	Stores at Beginning of Year	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Year
2013	10,506	650	24	626	11,132
2014	11,132	700	43	657	11,789
2015	11,789	730	36	694	12,483

Our Customers

        Our customers seek value and convenience. Depending on their financial situation and geographic proximity, customers' reliance on Dollar General varies from fill-in shopping, to making periodic trips to stock up on household items, to making weekly or more frequent trips to meet most essential needs. We generally locate our stores and plan our merchandise selections to best serve the needs of our core customers, the low and fixed income households often underserved by other retailers, and we are focused on helping them make the most of their spending dollars. At the same time, however, loyal Dollar General shoppers from a wide range of income brackets and life stages appreciate our quality merchandise as well as our attractive value and convenience proposition.

Our Suppliers

        We purchase merchandise from a wide variety of suppliers and maintain direct buying relationships with many producers of national brand merchandise. Despite our broad offering, we maintain only a limited number of items per category, giving us a pricing advantage in dealing with our suppliers. Our largest and second largest suppliers each accounted for approximately 7% of our purchases in 2015.

Our private brands come from a diversified supplier base. We directly imported approximately 6% of our purchases at cost in 2015.

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

Distribution and Transportation

        Our stores are currently supported by thirteen distribution centers located strategically throughout our geographic footprint. We recently broke ground on our fourteenth distribution center in Wisconsin. We lease additional temporary warehouse space as necessary to support our distribution needs. We continually analyze and rebalance the network to ensure that it remains efficient and provides the service our stores require. See "—Properties" for additional information pertaining to our distribution centers.

        Most of our merchandise flows through our distribution centers and is delivered to our stores by third-party trucking firms, utilizing our trailers. In addition, vendors or third-party distributors ship certain food items and other merchandise directly to our stores.

Seasonality

        Our business is seasonal to a certain extent. Generally, our highest sales volume occurs in the fourth quarter, which includes the Christmas selling season, and the lowest occurs in the first quarter. In addition, our quarterly results can be affected by the timing of certain holidays, the timing of new store openings and store closings, and the amount of sales contributed by new and existing stores. We typically purchase substantial amounts of inventory in the third quarter and incur higher shipping and payroll costs in anticipation of increased sales activity during the fourth quarter. See Note 14 to the consolidated financial statements for additional information.

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

        We differentiate ourselves from other forms of retailing by offering consistently low prices in a convenient, small-store format. We believe that our prices are competitive due in part to our low-cost operating structure and the relatively limited assortment of products offered. Purchasing large volumes of merchandise within our focused assortment in each merchandise category allows us to keep our average costs low, contributing to our ability to offer competitive everyday low prices to our customers. See "—Our Business Model" above for further discussion of our competitive situation.

Our Employees

        As of February 26, 2016, we employed approximately 113,400 full-time and part-time employees, including divisional and regional managers, district managers, store managers, other store personnel and distribution center and administrative personnel. We have increasingly focused on recruiting, training, motivating and retaining employees, and we believe that the quality, performance and morale of our employees have increased as a result. We currently are not a party to any collective bargaining agreements.

Our Trademarks

        We own marks that are registered with the United States Patent and Trademark Office and are protected under applicable intellectual property laws, including without limitation the trademarks Dollar General®, Dollar General Market®, Clover Valley®, DG®, DG Deals®, Forever Pals®, I*Magine®, OT Sport®, Smart & Simple®, trueliving®, Sweet Smiles®, Open Trails®, Bobbie Brooks®, Comfort Bay®, Holiday Style®, Swiggles®, More Deals For Your Dollar. Every Day!®, The Fast Way To Save®, Save Time. Save Money. Every Day!®, and Ever PetTM along with variations and formatives of these trademarks as well as certain other trademarks. We attempt to obtain registration of our trademarks whenever practicable and to pursue vigorously any infringement of those marks. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration.

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

        We have strategies and initiatives (such as those relating to merchandising, sourcing, shrink, private brand, distribution and transportation, store operations, store formats, budgeting and expense reduction, and real estate) in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition and to achieve our financial plans. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation, particularly in light of the diverse geographic locations of our stores and the decentralized nature of our field management. General implementation also may be negatively affected by other risk factors described herein. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management's estimates could adversely affect our business, results of operations and financial condition.

        The success of our merchandising initiatives, particularly those with respect to non-consumable merchandise and store-specific products and allocations, depends in part upon our ability to predict consistently and successfully the products that our customers will demand and to identify and timely respond to evolving trends in demographics and consumer preferences, expectations and needs. If we are unable to select products that are attractive to customers, to timely obtain such products at costs that allow us to sell them at an acceptable profit, or to effectively market such products, our sales, market share and profitability could be adversely affected. If our merchandising efforts in the non-consumables area or the higher margin areas within consumables are unsuccessful, we could be further adversely affected by our inability to offset the lower margins associated with our consumables business. Further, our merchandising efforts in the consumables area, including tobacco products, may not generate the net sales growth and increase customer traffic to the levels needed to offset the lower margins generated by sales of consumables and maintain our targeted gross profit margins.

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

        Delays or failures in opening new stores or completing relocations or remodels, or achieving lower than expected sales in these projects, could materially adversely affect our growth and/or profitability. We also may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new stores, remodeling or relocating stores or expanding profitably.

        Some new stores and future new store opportunities may be located in areas, including but not limited to new states or metro urban areas, where we have limited or no meaningful experience or brand recognition. Those areas may have different competitive and market conditions, consumer tastes and discretionary spending patterns than our existing markets, as well as higher cost of entry. These factors may cause our new stores to be initially less successful than stores in our existing markets, which could slow future growth in these areas.

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

        Competition for customers has intensified as competitors have moved into, or increased their presence in, our geographic markets and from the use of mobile and web-based technology that facilitates online shopping and real-time product and price comparisons. We expect this competition to continue to increase. We remain vulnerable to the marketing power and high level of consumer recognition of larger competitors and to the risk that these competitors or others could venture into our industry in a significant way, including through the introduction of new store formats. Further, consolidation within the discount retail industry could significantly alter the competitive dynamics of the retail marketplace. This consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions, as well as result in the provision of a wider variety of products and services at competitive prices by these consolidated companies, which could adversely affect our financial performance.

         Our private brands may not maintain broad market acceptance and may increase the risks we face.

        The sale of private brand items is an important component of our sales growth and gross profit rate enhancement plans. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. We believe that our success in maintaining broad market acceptance of our private brands depends on many factors, including pricing, our costs, quality and customer perception. We may not achieve or maintain our expected sales for our private brands. The sale and expansion of our private brand offerings also subjects us to certain risks, such as: potential product liability risks and mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and legal and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors' products, which, in turn, could adversely affect our relationship with certain of our vendors. Any failure to appropriately address some or all of these risks could have a significant adverse effect on our business, results of operations and financial condition.

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

        We maintain a network of distribution facilities and are moving forward with plans to build new facilities to support our growth objectives. Delays in opening distribution centers could adversely affect our future financial performance by slowing store growth, which may in turn reduce revenue growth, or by increasing transportation costs. In addition, distribution-related construction or expansion projects entail risks that could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of these projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

         Risks associated with or faced by our suppliers could adversely affect our financial performance.

        The products we sell are sourced from a wide variety of domestic and international suppliers, and we are dependent on our vendors to supply merchandise in a timely and efficient manner. In 2015, our largest and second largest suppliers each accounted for 7% of our purchases. We have not experienced any difficulty in obtaining sufficient quantities of core merchandise and believe that, if one or more of our current sources of supply became unavailable, we would generally be able to obtain alternative sources without experiencing a substantial disruption of our business. However, such alternative sources could increase our merchandise costs, result in a temporary reduction in store inventory levels, and reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales. Additionally, if a supplier fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise out-of-stocks that could lead to lost sales and damage to our reputation.

        We directly imported approximately 6% of our purchases (measured at cost) in 2015, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods for any reason, such as political unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, and economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers' failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they import, are beyond our control and could adversely affect our operations and profitability. While we are working to reduce our dependency on goods produced in China, a substantial amount of our imported merchandise still comes from China, and thus, a change in the Chinese leadership, economic and market conditions, internal economic stimulus actions, or currency or other policies, as well as increases in costs of labor and wage taxes, could negatively impact our merchandise costs. In addition, the United States' foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with these imports also will increase, and we may be exposed to additional or different risks as we increase imports of goods produced in countries other than China.

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

        All of our vendors and their products must comply with applicable product and food safety laws, and we are dependent on them to ensure that the products we buy comply with all applicable safety standards. We seek but may not be successful in obtaining contractual indemnification and insurance coverage from our suppliers. If we do not have adequate contractual indemnification or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations. Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturers' lack of understanding of U.S. product liability or other laws, which may result in our having to respond to claims or complaints from customers as if we were the manufacturer. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

         We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our financial performance.

        Our business is subject to numerous and increasing federal, state and local laws and regulations. We routinely incur significant costs in complying with these regulations. The complexity of the regulatory environment in which we operate and the related cost of compliance are increasing due to expanding and additional legal and regulatory requirements and increased enforcement efforts. New laws or regulations, particularly those dealing with environmental compliance, product safety, food safety, information security and privacy, and labor and employment, among others, or changes in existing laws and regulations, particularly those governing the sale of products or employee wages, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall, can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, class action litigation or other litigation, in addition to reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.

         Litigation may adversely affect our business, results of operations and financial condition.

        Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. Nationally, the number of employment-related class actions filed each year has continued to increase, and recent changes and proposed changes in federal and state laws, regulations and agency guidance may cause claims to rise even more. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, results of operations and financial condition. See Note 8 to the consolidated financial statements for further details regarding certain of these pending matters.

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

        Our future growth and performance and positive customer experience depends on our ability to attract, train, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulations (including changes in "entitlement" programs such as health insurance and paid leave programs), and our reputation and relevance within the labor market. If we are unable to attract and retain adequate numbers of qualified employees, our operations, customer service levels and support functions could suffer. To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, anticipated regulatory changes relating to the overtime exemptions under the Fair Labor Standards Act could result in increased labor costs to our business and negatively affect our operating results if changes to our business operation are required. Our ability to pass along labor costs to our customers is constrained by our everyday low price model, and we may not be able to offset the costs elsewhere in our business.

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

        Our inventory balance represented approximately 54% of our total assets exclusive of goodwill and other intangible assets as of January 29, 2016. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers' demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results or that subjects us to the risk of increased inventory shrinkage. If our buying decisions do not accurately predict customer trends, we inappropriately price products or our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot make assurances that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

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

        Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, certain wage and hour and other employment-related claims, including class actions, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers' compensation, automobile liability, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. Although we continue to maintain property insurance for catastrophic events at our store support center and distribution centers, we are effectively self-insured for other property losses. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

         Any failure to maintain the security of information we hold relating to our customers, employees and vendors, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could materially disrupt our operations and harm our reputation and sales.

        In connection with sales, we transmit confidential credit and debit card information. We also have access to, collect or maintain certain private or confidential information regarding our customers, employees and vendors, as well as our business. Additionally, under certain circumstances, we may share information with vendors that assist us in conducting our business (for example, third-party vendors assist us in the transmittal of credit and debit card information in connection with sales), as required by law, or with the permission of the individual. While we have implemented procedures and technology intended to protect and safeguard our information and require appropriate controls of our vendors, it is possible that computer hackers and others might compromise our security measures or those of our technology and other vendors in the future and obtain the personal information of our customers, employees and vendors that we hold or our business information, as cyberattacks are rapidly evolving and becoming increasingly sophisticated. Moreover, employee error or malfeasance or other irregularities may result in a defeat of our or our third-party vendors' security measures and breach our or our third-party vendors' information systems.

        Because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standards ("PCI DSS"), issued by the Payment Card Industry Security Standards Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. Additionally, we have implemented technology in all of our stores to allow for the acceptance of Europay, Mastercard and Visa (EMV) credit transactions. Complying with PCI DSS standards and implementing related procedures, technology and information security measures require significant resources and ongoing attention. However, even as we comply with PCI DSS standards and offer EMV technology in our stores, we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cybersecurity attacks or other breach of cardholder data.

        A security breach of any kind (whether experienced by us or one of our vendors), which could be undetected for a period of time, or any failure by us to comply with the applicable privacy and information security laws, regulations and standards could expose us to risks of data loss, litigation, government enforcement actions, fines or penalties, and costly response measures (including, for example, providing notification to, and credit monitoring services for, affected customers, as well as further upgrades to our security measures) which may not be covered by or may exceed the coverage limits of our insurance policies, and could materially disrupt our operations. Any resulting negative media attention and publicity could significantly harm our reputation which could cause us to lose market share as a result of customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether and could have a material adverse effect on our business and financial performance.

         Deterioration in market conditions or changes in our credit profile could adversely affect our business operations and financial condition.

        We rely on the positive cash flow we generate from our operating activities and our access to the credit and capital markets to fund our operations, growth strategy, and return of cash to our shareholders through share repurchases and dividends. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and our credit ratings. Our debt securities currently have an investment grade rating, and a downgrade of this rating likely would negatively impact our access to the debt capital markets and increase our cost of borrowing. As a result, any disruptions or turmoil in the debt markets or any downgrade of our credit ratings could adversely affect our business operations and financial condition and our ability to return cash to our shareholders. There can be no assurances that our ability to obtain additional financing through the debt markets will not be adversely impacted by economic conditions or that we will be able to maintain or improve our current credit ratings.

         New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.

        The implementation of new accounting standards will require extensive systems, internal process and other changes that could increase our operating costs, and also will result in changes to our financial statements. In particular, the implementation of accounting standards related to leases, as recently issued by the Financial Accounting Standards Board are expected to require us to make significant changes to our lease management, fixed asset, and other accounting systems, and will result in significant changes to our financial statements.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of February 26, 2016, we operated 12,575 retail stores located in 43 states as follows:

State	Number of Stores	State	Number of Stores
Alabama	658	Nebraska	99
Arizona	89	Nevada	24
Arkansas	365	New Hampshire	17
California	170	New Jersey	87
Colorado	30	New Mexico	84
Connecticut	29	New York	337
Delaware	42	North Carolina	674
Florida	738	Ohio	659
Georgia	711	Oklahoma	391
Illinois	454	Oregon	7
Indiana	434	Pennsylvania	556
Iowa	189	Rhode Island	4
Kansas	210	South Carolina	457
Kentucky	458	South Dakota	26
Louisiana	494	Tennessee	655
Maine	14	Texas	1,301
Maryland	113	Utah	7
Massachusetts	22	Vermont	30
Michigan	356	Virginia	336
Minnesota	73	West Virginia	199
Mississippi	414	Wisconsin	126
Missouri	436

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

        As of February 26, 2016, we operated thirteen distribution centers, as described in the following table:

Location	Year Opened	Approximate Square Footage	Number of Stores Served
Scottsville, KY	1959	720,000	786
Ardmore, OK	1994	1,310,000	1,442
South Boston, VA	1997	1,250,000	922
Indianola, MS	1998	820,000	934
Fulton, MO	1999	1,150,000	1,256
Alachua, FL	2000	980,000	1,012
Zanesville, OH	2001	1,170,000	1,161
Jonesville, SC	2005	1,120,000	1,141
Marion, IN	2006	1,110,000	1,267
Bessemer, AL	2012	940,000	1,160
Lebec, CA	2012	600,000	321
Bethel, PA	2014	1,000,000	872
San Antonio, TX	2016	920,000	301

        We lease the distribution centers located in California, Oklahoma, Mississippi and Missouri and own the remaining distribution centers in the table above. Approximately 7.25 acres of the land on which our Kentucky distribution center is located is subject to a ground lease. As of January 29, 2016, we leased approximately 745,000 square feet of additional temporary warehouse space to support our distribution needs.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our current executive officers as of March 15, 2016 is set forth below. Each of our executive officers serves at the discretion of our Board of Directors and is elected annually by the Board to serve until a successor is duly elected. There are no familial relationships between any of our directors or executive officers.

Name	Age	Position
Todd J. Vasos	54	Chief Executive Officer and Director
John W. Garratt	47	Executive Vice President and Chief Financial Officer
John W. Flanigan	64	Executive Vice President, Global Supply Chain
Jeffery C. Owen	46	Executive Vice President, Store Operations
Robert D. Ravener	57	Executive Vice President and Chief People Officer
Rhonda M. Taylor	48	Executive Vice President and General Counsel
James W. Thorpe	57	Executive Vice President, Chief Merchandising Officer
Anita C. Elliott	51	Senior Vice President and Chief Accounting Officer

        Mr. Vasos has served as Chief Executive Officer and a member of our Board since June 3, 2015. He joined Dollar General in December 2008 as Executive Vice President, Division President and Chief Merchandising Officer. He was promoted to Chief Operating Officer in November 2013. Prior to joining Dollar General, Mr. Vasos served in executive positions with Longs Drug Stores Corporation for 7 years, including Executive Vice President and Chief Operating Officer (February 2008 through November 2008) and Senior Vice President and Chief Merchandising Officer (2001 - 2008), where he was responsible for all pharmacy and front-end marketing, merchandising, procurement, supply chain, advertising, store development, store layout and space allocation, and the operation of three distribution centers. He also previously served in leadership positions at Phar-Mor Food and Drug Inc. and Eckerd Corporation.

        Mr. Garratt has served as Executive Vice President and Chief Financial Officer since December 2, 2015. He joined Dollar General in October 2014 as Senior Vice President, Finance & Strategy and subsequently served as Interim Chief Financial Officer from July 2015 to December 2015. Prior to joining Dollar General, Mr. Garratt held various positions of increasing responsibility with Yum! Brands, Inc., one of the world's largest restaurant companies, between May 2004 and October 2014, holding leadership positions in corporate strategy and financial planning. He served as Vice President, Finance and Division Controller for the KFC division and earlier for the Pizza Hut division and for Yum Restaurants International between October 2013 and October 2014. He also served as the Senior Director, Yum Corporate Strategy, from March 2010 to October 2013, reporting directly to the corporate Chief Financial Officer and leading corporate strategy as well as driving key cross-divisional initiatives. Mr. Garratt served in various other financial positions at Yum from May 2004 to March 2010. He served as Plant Controller for Alcoa Inc. between April 2002 and May 2004, and held various financial management positions at General Electric from March 1999 to April 2002. He began his career in May 1990 at Alcoa, where he served for approximately nine years.

        Mr. Flanigan joined Dollar General as Senior Vice President, Global Supply Chain in May 2008. He was promoted to Executive Vice President in March 2010. Mr. Flanigan plans to retire from Dollar General effective April 29, 2016. He has almost 30 years of management experience in retail logistics. Prior to joining Dollar General, he was Group Vice President of Logistics and Distribution for Longs Drug Stores Corporation, an operator of a chain of retail drug stores on the West Coast and Hawaii, from October 2005 to April 2008. In this role, he was responsible for overseeing warehousing, inbound and outbound transportation and facility maintenance to service over 500 retail outlets. From September 2001 to October 2005, he served as the Vice President of Logistics for Safeway Inc., a food and drug retailer, where he oversaw distribution of food products from Safeway distribution centers to all retail outlets, inbound traffic and transportation. He also has held distribution and logistics leadership positions at Vons—a Safeway company, Specialized Distribution Management Inc., and Crum & Crum Logistics.

        Mr. Owen returned to Dollar General in June 2015 as Executive Vice President of Store Operations, with over 21 years of previous employment experience with the Company. Prior to his departure from Dollar General in July 2014, he was Senior Vice President, Store Operations. Prior to August 2011, Mr. Owen served as Vice President, Division Manager. From November 2006 to March 2007, he served as Retail Division Manager. Prior to November 2006, he was Senior Director, Operations Process Improvement. Mr. Owen served the Company in various operations roles of increasing importance and responsibility from December 1992 to September 2004. Mr. Owen has served as a director of Kirkland's Inc. since March 30, 2015.

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

        Mr. Thorpe returned to Dollar General in August 2015 as Executive Vice President and Chief Merchandising Officer, with over six years of previous employment experience with the Company. He previously served as Senior Vice President, General Merchandise Manager, from May 2006 when he joined the Company until his departure in July 2012. Following his departure from Dollar General, Mr. Thorpe provided on a limited ad-hoc basis certain retail industry consulting services as President of JW Thorpe & Associates, Inc. Prior to Dollar General, he served in various positions of increasing importance and responsibility with Sears Holdings Corporation, a leading integrated retailer, from March 1991 to May 2006 where his last position was Vice President and General Merchandise Manager—Hard Home of Sears Home Group. Prior to Sears, he worked as a Marketing Program Manager for Zenith Data Systems, a personal computer development and sales company, from July 1990 to February 1991. He began his career at The MAXIMA Corporation, an information technology services company, where he held various project administration and analyst positions.

        Ms. Elliott has served as Senior Vice President and Chief Accounting Officer since December 2, 2015. She joined Dollar General as Senior Vice President and Controller in August 2005. Prior to joining Dollar General, she served as Vice President and Controller of Big Lots, Inc., a closeout retailer, from May 2001 to August 2005, where she was responsible for accounting operations, financial reporting and internal audit. Prior to serving at Big Lots, she served as Vice President and Controller for Jitney-Jungle Stores of America, Inc., a grocery retailer, from April 1998 to March 2001. At Jitney-Jungle, Ms. Elliott was responsible for the accounting operations and the internal and external financial reporting functions. Prior to serving at Jitney-Jungle, she practiced public accounting for 12 years, 6 of which were with Ernst & Young LLP.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol "DG." The high and low sales prices during each quarter in fiscal 2015 and 2014 were as follows:

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$76.99	$81.42	$81.15	$75.14
Low	$65.86	$71.44	$64.66	$59.75

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$61.18	$65.99	$65.10	$71.78
Low	$54.43	$53.00	$55.48	$62.50

        On March 15, 2016, our stock price at the close of the market was $85.04 and there were approximately 1,874 shareholders of record of our common stock.

Dividends

        On March 8, 2016, our Board of Directors declared a quarterly cash dividend of $0.25 per share, to be paid on April 12, 2016 to shareholders of record of our common stock on March 29, 2016. We paid quarterly cash dividends of $0.22 per share in 2015. Prior to March 2015, we had not declared or paid recurring dividends since March 2007. While the Board intends to continue regular quarterly cash dividends, the declaration and payment of future cash dividends are subject to the Board's discretion based on an evaluation of our earnings performance, financial condition, capital needs and other relevant factors.

Issuer Purchases of Equity Securities

        The following table contains information regarding purchases of our common stock made during the quarter ended January 29, 2016 by or on behalf of Dollar General or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
10/31/15 - 11/30/15	—	$—	—	$214,007,000
12/01/15 - 12/31/15	4,128,913	$70.29	4,128,913	$923,803,000
01/01/16 - 01/29/16	—	$—	—	$923,803,000
Total	4,128,913	$70.29	4,128,913	$923,803,000

(a)
A $500 million share repurchase program was publicly announced on September 5, 2012, and increases in the authorization under such program were announced on March 25, 2013 ($500 million increase), December 5, 2013 ($1.0 billion increase), March 12, 2015 ($1.0 billion increase) and December 3, 2015 ($1.0 billion increase). Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial information of Dollar General Corporation as of the dates and for the periods indicated. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended January 29, 2016, January 30, 2015, and January 31, 2014 and balance sheet data as of January 29, 2016 and January 30, 2015, have been derived from our historical audited consolidated financial statements included elsewhere in this report. The selected historical statement of operations data and statement of cash flows data for the fiscal years ended February 1, 2013 and February 3, 2012 and balance sheet data as of January 31, 2014, February 1, 2013, and February 3, 2012 presented in this table have been derived from audited consolidated financial statements not included in this report.

        The information set forth below should be read in conjunction with, and is qualified by reference to, the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report and the Management's Discussion and Analysis of Financial Condition and Results of Operations

included in Part II, Item 7 of this report. Certain financial disclosures relating to prior periods have been reclassified to conform to the current year presentation.

	Year Ended
(Amounts in millions, excluding per share data, number of stores, selling square feet, and net sales per square foot)	January 29, 2016	January 30, 2015	January 31, 2014	February 1, 2013	February 3, 2012(1)
Statement of Income Data:
Net sales	$20,368.6	$18,909.6	$17,504.2	$16,022.1	$14,807.2
Cost of goods sold	14,062.5	13,107.1	12,068.4	10,936.7	10,109.3

Gross profit	6,306.1	5,802.5	5,435.7	5,085.4	4,697.9
Selling, general and administrative expenses	4,365.8	4,033.4	3,699.6	3,430.1	3,207.1

Operating profit	1,940.3	1,769.1	1,736.2	1,655.3	1,490.8
Interest expense	86.9	88.2	89.0	127.9	204.9
Other (income) expense	0.3	—	18.9	30.0	60.6

Income before income taxes	1,853.0	1,680.9	1,628.3	1,497.4	1,225.3
Income tax expense	687.9	615.5	603.2	544.7	458.6

Net income	$1,165.1	$1,065.3	$1,025.1	$952.7	$766.7

Earnings per share—basic	$3.96	$3.50	$3.17	$2.87	$2.25
Earnings per share—diluted	3.95	3.49	3.17	2.85	2.22
Dividends per share	0.88	—	—	—	—
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$1,378.0	$1,314.7	$1,213.1	$1,131.4	$1,050.5
Investing activities	(503.4)	(371.7)	(250.0)	(569.8)	(513.8)
Financing activities	(1,296.5)	(868.8)	(598.3)	(546.8)	(908.0)
Total capital expenditures	(504.8)	(374.0)	(538.4)	(571.6)	(514.9)
Other Financial and Operating Data:
Same store sales growth(2)	2.8%	2.8%	3.3%	4.7%	6.0%
Same store sales(2)	$19,254.3	$17,818.7	$16,365.5	$14,992.7	$13,626.7
Number of stores included in same store sales calculation	11,706	11,052	10,387	9,783	9,254
Number of stores (at period end)	12,483	11,789	11,132	10,506	9,937
Selling square feet (in thousands at period end)	92,477	87,205	82,012	76,909	71,774
Net sales per square foot(3)	$226	$223	$220	$216	$213
Consumables sales	75.9%	75.7%	75.2%	73.9%	73.2%
Seasonal sales	12.4%	12.4%	12.9%	13.6%	13.8%
Home products sales	6.3%	6.4%	6.4%	6.6%	6.8%
Apparel sales	5.4%	5.5%	5.5%	5.9%	6.2%
Rent expense	$856.9	$785.2	$686.9	$614.3	$542.3
Balance Sheet Data (at period end):
Cash and cash equivalents and short-term investments	$157.9	$579.8	$505.6	$140.8	$126.1
Total assets	11,251.0	11,208.6	10,848.2	10,340.8	9,663.6
Long-term debt(4)	2,970.6	2,725.1	2,799.5	2,745.3	2,593.6
Total shareholders' equity	5,377.9	5,710.0	5,402.2	4,985.3	4,674.6

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

(4)
Debt issuance costs are reflected as a deduction from the corresponding debt liability for all periods presented.

Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014	February 1, 2013	February 3, 2012
Ratio of earnings to fixed charges(1):	4.5x	4.4x	4.7x	4.7x	3.8x

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

Executive Overview

        We are among the largest discount retailers in the United States by number of stores, with 12,575 stores located in 43 states as of February 26, 2016, with the greatest concentration of stores in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high-quality national brands from leading manufacturers, as well as comparable quality and value private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations, with selling space averaging approximately 7,400 square feet per store.

        Because the customers we serve are value-conscious, many with low or fixed incomes, we have always been intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years. Like other retailers, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties. Our core customers are often the first to be affected by negative or uncertain economic conditions such as unemployment and fluctuating food, energy and medical costs, and the last to feel the effects of improving economic conditions. Our customer has experienced both positive and negative general economic factors during 2015, such as lower gasoline prices and unemployment rates coupled with rising rents and medical costs. The overall financial impact of these factors to our customers has been inconsistent and their duration is unknown.

        Our operating priorities continue to evolve as we consistently strive to improve our performance while retaining our customer-centric focus. We are keenly focused on executing the following priorities: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage.

        We seek to drive profitable sales growth through initiatives such as improvement in our in-stock position, as well as an ongoing focus on enhancing our margins while maintaining both everyday low price and affordability.

  •
  Our in-stock improvement initiative is designed to ensure the right products are available on the shelf when our customers shop in our stores. To support this initiative and improve overall customer satisfaction, we are selectively investing incremental labor hours in those stores where we believe such increases will generate positive financial returns. As of the end of 2015, this retail labor hour investment had been implemented across over 3,100 stores. We have a disciplined approach to this labor investment and are able to quickly evaluate whether it delivers on our profitability expectations, reallocating resources as necessary.

  •
  We demonstrate our commitment to the affordability needs of our core customer by pricing more than 75% of our stock-keeping units at $5 or less as of the end of 2015. However, as we work to provide everyday low prices and meet our customers' affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, efforts to improve distribution and transportation efficiencies, global sourcing, and pricing and markdown optimization. With respect to category management, the mix of sales affects profitability because the gross margin associated with sales within our consumables category generally is lower than that associated with sales within our non-consumables categories. Even within each category, however, there are varying levels of gross margin associated with the specific items. With respect to inventory shrink reduction, the progress in 2015 was broad-based with shrink declining across all four product categories. For a discussion of the sales mix, as well as the results of certain other margin-related initiatives in 2015, see "Results of Operations" below.

        The degree of success of these initiatives is often reflected in our same-store sales results and in the level of improvement in shopper frequency and number of items sold and average transaction amount. For the 2015 fourth quarter, we believe these ongoing initiatives helped to drive the same-store sales growth in three out of our four product categories, reflecting increases in both customer traffic and average transaction amount for the 32nd consecutive quarter when compared to the prior year quarter.

        To support our other operating priorities we also are focused on capturing growth opportunities and innovating within our channel. We continued to expand our store count, opening 730 stores during 2015. We also have continued our store remodeling efforts and remodeled or relocated a total of 881 stores during 2015. In fiscal 2016, we have plans to open 900 stores and to relocate or remodel 875 stores, and we plan to maintain our accelerated square footage growth of approximately six to eight percent during 2017. We continue to innovate within our channel, and during 2016 we will implement the DG16 store format. This store format will include additional cooler doors, a redesigned queueing area, and other enhancements that are focused on meeting the evolving demands of our core customer while also delivering on our operating priorities. In addition, we are testing a smaller format store (less than 6,000 square feet) which we believe could allow us to capture growth opportunities in metropolitan areas.

        We have established a position as a low-cost operator, continuously seeking ways to control costs that do not affect our customer's shopping experience. We have enhanced this position during the latter part of 2015 and into 2016 through our zero-based budgeting initiative, streamlining our business while also reducing expenses. Our goal is to lower the same-store sales growth required to leverage selling, general and administrative ("SG&A") expenses. As part of this initiative we reduced approximately 255 positions within our corporate support function in the third quarter of 2015 and expect to reinvest a portion of these savings in the business as we deem appropriate. In addition, at the store level, we remain committed to simplifying or eliminating various tasks so that those time savings can be reinvested by our store managers in other areas such as ensuring customer service, improved in-stock levels, and improved store standards. We will continue to seek additional opportunities to enhance our low-cost position.

        Our employees are a competitive advantage, and we are always searching for ways to continue investing in them. Our training programs are continually evolving, as we work to ensure that our employees have the tools necessary to be successful in their positions. We invest in our employees in an effort to create an environment that attracts and retains talented personnel, as we believe that, particularly at the store level, employees who are promoted from within generally have longer tenures and are greater contributors to improvements in our financial performance. Furthermore, we believe that reducing our store manager turnover likely results in improved store financial performance in areas such as shrink and sales. We have also implemented training programs for high-potential employees, and believe that these and other efforts will produce a more stable, engaged workforce.

        Our continued focus on these four operating priorities, coupled with strong cash flow management and share repurchases resulted in solid overall operating and financial performance in 2015 as compared to 2014 as follows. Basis points, as referred to below, are equal to 0.01 percent of net sales.

  •
  Net sales in 2015 increased 7.7% over 2014. Sales in same-stores increased 2.8%, with increases in both customer traffic and average transaction amount. Consumables represented 76% of sales in 2015. Departments with the most significant increases in net sales were candy and snacks, perishables, tobacco, and food. Average sales per square foot in 2015 were $226, up from $223 in 2014.

  •
  Operating profit increased 9.7% to $1.94 billion, or 9.5% of sales, compared to $1.77 billion, or 9.4% of sales in 2014. The increase in our operating profit rate was attributable to a 27 basis-point increase in our gross profit rate, which was partially offset by a 10 basis-point increase in SG&A.

  •
  Our gross profit rate increased by 27 basis points due primarily to lower transportation costs and a lower rate of inventory shrinkage.

  •
  The increase in SG&A, as a percentage of sales, was due primarily to increases in incentive compensation expense, repairs and maintenance expense and occupancy costs. For other factors, see the detailed discussion that follows.

  •
  Interest expense decreased by $1.3 million in 2015 to $86.9 million. Total long-term obligations as of January 29, 2016 were $2.97 billion.

  •
  We reported net income of $1.17 billion, or $3.95 per diluted share, for 2015, compared to net income of $1.07 billion, or $3.49 per diluted share, for 2014. Stock repurchase activity during 2014 and 2015 contributed to the increase in diluted earnings per share.

  •
  We generated approximately $1.38 billion of cash flows from operating activities in 2015, an increase of 4.8% compared to 2014. We primarily utilized our cash flows from operating activities to invest in the growth of our business, repurchase our common stock, and pay quarterly cash dividends.

  •
  Inventory turnover was 4.7 times on a rolling four-quarter basis. Inventories increased 4.3% on a per store basis over 2014.

  •
  During 2015 we opened 730 new stores, remodeled or relocated 881 stores, and closed 36 stores.

        Also in 2015, we repurchased approximately 17.6 million shares of our outstanding common stock for $1.3 billion.

        In 2016, we plan to continue to focus on our four key operating priorities. We expect our sales growth in 2016 to again be driven primarily by consumables, although we expect non-consumables sales to continue to contribute to our profitable sales growth. Same-store sales growth is key to achieving our objectives, and we have implemented targeted actions to drive same-store sales in 2016, such as updating our customer segmentation to gain deeper insights into the spending habits for each of our core customer segments. This helps drive our category management process, as we optimize our assortment and expand into those categories that are most likely to drive traffic to our stores. Our continued focus on on-shelf availability and affordability also should assist in growing transactions and number of items sold. Our new store format will offer a total of 22 cooler doors, an increase of six cooler doors as compared to our previous new store format and will be utilized for all new stores, relocations and remodels.

        Other key 2016 initiatives include our zero-based budgeting initiative, which we expect to take costs out of the business that do not affect the customer experience, ongoing supply chain improvements, and investing in our people. In addition, we plan to continue to repurchase shares of our common stock and pay quarterly cash dividends, subject to Board discretion, to further enhance shareholder return. However, we are facing potential regulatory changes relating to overtime exemptions under the Fair Labor Standards Act, which, if implemented, are expected to increase our labor costs and negatively affect our operating results.

        Readers should refer to the detailed discussion of our operating results below for additional comments on financial performance in the current year periods as compared with the prior year periods.

Results of Operations

        Accounting Periods.    The following text contains references to years 2015, 2014, and 2013, which represent fiscal years ended January 29, 2016, January 30, 2015, and January 31, 2014, respectively. Our fiscal year ends on the Friday closest to January 31. All referenced fiscal years were 52-week accounting periods.

        Seasonality.    The nature of our business is seasonal to a certain extent. Primarily because of sales of holiday-related merchandise, sales in our fourth quarter (November, December and January) have historically been higher than sales achieved in each of the first three quarters of the fiscal year. Expenses, and to a greater extent operating profit, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods. For more information about the seasonality of our business, see "Seasonality" included in Part 1, Item 1 of this report.

        The following table contains results of operations data for fiscal years 2015, 2014 and 2013, and the dollar and percentage variances among those years.

				2015 vs. 2014		2014 vs. 2013
(amounts in millions, except per share amounts)	2015	2014	2013	Amount Change	% Change	Amount Change	% Change
Net sales by category:
Consumables	$15,457.6	$14,321.1	$13,161.8	$1,136.5	7.9%	$1,159.3	8.8%
% of net sales	75.89%	75.73%	75.19%
Seasonal	2,522.7	2,345.0	2,259.5	177.7	7.6	85.5	3.8
% of net sales	12.39%	12.40%	12.91%
Home products	1,289.4	1,205.4	1,115.6	84.1	7.0	89.7	8.0
% of net sales	6.33%	6.37%	6.37%
Apparel	1,098.8	1,038.1	967.2	60.7	5.8	71.0	7.3
% of net sales	5.39%	5.49%	5.53%

Net sales	$20,368.6	$18,909.6	$17,504.2	$1,459.0	7.7%	$1,405.4	8.0%
Cost of goods sold	14,062.5	13,107.1	12,068.4	955.4	7.3	1,038.7	8.6
% of net sales	69.04%	69.31%	68.95%

Gross profit	6,306.1	5,802.5	5,435.7	503.6	8.7	366.8	6.7
% of net sales	30.96%	30.69%	31.05%
Selling, general and administrative expenses	4,365.8	4,033.4	3,699.6	332.4	8.2	333.9	9.0
% of net sales	21.43%	21.33%	21.14%

Operating profit	1,940.3	1,769.1	1,736.2	171.2	9.7	32.9	1.9
% of net sales	9.53%	9.36%	9.92%
Interest expense	86.9	88.2	89.0	(1.3)	(1.5)	(0.8)	(0.8)
% of net sales	0.43%	0.47%	0.51%
Other (income) expense	0.3	—	18.9	0.3	—	(18.9)	(100.0)
% of net sales	0.00%	0.00%	0.11%

Income before income taxes	1,853.0	1,680.9	1,628.3	172.2	10.2	52.5	3.2
% of net sales	9.10%	8.89%	9.30%
Income taxes	687.9	615.5	603.2	72.4	11.8	12.3	2.0
% of net sales	3.38%	3.26%	3.45%

Net income	$1,165.1	$1,065.3	$1,025.1	$99.7	9.4%	$40.2	3.9%
% of net sales	5.72%	5.63%	5.86%

Diluted earnings per share	$3.95	$3.49	$3.17	$0.46	13.2%	$0.32	10.1%

        Net Sales.    The net sales increase in 2015 reflects a same-store sales increase of 2.8% compared to 2014. For 2015, there were 11,706 same-stores which accounted for sales of $19.25 billion. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. Changes in same-store sales are calculated based on the comparable calendar weeks in the prior year, and include stores that have been remodeled, expanded or relocated. The remainder of the increase in sales in 2015 was attributable to new stores, partially offset by sales from closed stores. The increase in sales reflects increased customer traffic and average transaction amounts. Increases in sales of consumables slightly outpaced our non-consumables, with sales of candy and snacks, perishables, tobacco products, and food contributing the majority of the increase in sales of consumables.

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

        Gross Profit.    The gross profit rate as a percentage of sales was 31.0% in 2015 compared to 30.7% in 2014. Gross profit increased by 8.7% in 2015, and as a percentage of sales, increased by 27 basis points. The gross profit rate increase in 2015 as compared to 2014 primarily reflects lower transportation costs and an improved rate of inventory shrinkage, partially offset by increased markdowns. We recorded a LIFO benefit of $2.3 million in 2015 compared to a LIFO provision of $4.2 million in 2014.

        The gross profit rate as a percentage of sales was 30.7% in 2014 compared to 31.1% in 2013. Gross profit increased by 6.7% in 2014, and as a percentage of sales, decreased by 36 basis points. The most significant factor affecting the gross profit rate was an increase in markdowns, primarily due to increased promotions driven by competitive pressures. In addition, we experienced a continued trend of consumables comprising a larger portion of our net sales, primarily as the result of increased sales of lower margin consumables including tobacco products and expanded perishables offerings. These factors were partially offset by higher initial inventory markups. We recorded a LIFO provision of $4.2 million in 2014 compared to a LIFO benefit of $11.0 million in 2013.

        SG&A.    SG&A was 21.4% as a percentage of sales in 2015 compared to 21.3% in 2014, an increase of 10 basis points. The 2015 results reflect increases in incentive compensation expenses, repairs and maintenance expenses, occupancy costs, and fees associated with an increase in debit card transactions. Partially offsetting these items was a higher volume of cash back transactions resulting in increased convenience fees collected from customers. The 2014 results reflect expenses of $14.3 million, or 8 basis points as a percentage of sales, related to an acquisition that was not completed.

        SG&A expense was 21.3% as a percentage of sales in 2014 compared to 21.1% in 2013, an increase of 19 basis points. The 2014 results reflect a significant increase in incentive compensation expense, as our 2013 financial performance did not satisfy certain performance requirements under our cash incentive compensation program. The 2014 results also reflect increases in rent and utilities. Partially offsetting these increased costs were retail labor expense, which increased at a rate lower than our increase in sales, the introduction of convenience fees charged to customers for cash back on debit card transactions, and a reduction in workers' compensation and general liability expenses. The 2014 period included expenses of $14.3 million relating to an acquisition that was not completed, while the 2013 results include expenses of $8.5 million for a legal settlement of a previously decertified collective action.

        Interest Expense.    Interest expense decreased $1.3 million to $86.9 million in 2015 compared to 2014. See the detailed discussion under "Liquidity and Capital Resources" regarding the financing of various long-term obligations.

        Interest expense remained relatively constant in 2014 compared to 2013.

        We had outstanding variable-rate debt of $686.6 million and $62.0 million as of January 29, 2016 and January 30, 2015, respectively, after taking into consideration the impact of interest rate swaps in effect at January 30, 2015. The remainder of our outstanding indebtedness at January 29, 2016 and January 30, 2015 was fixed rate debt.

        Other (Income) Expense.    In 2015, we recorded pretax losses of $0.3 million related to the refinancing of long-term debt. In 2013, we recorded pretax losses of $18.9 million resulting from the termination of our senior secured credit facilities.

        Income Taxes.    The effective income tax rates for 2015, 2014 and 2013 were expenses of 37.1%, 36.6% and 37.0%, respectively.

        The effective income tax rate for 2015 was 37.1% compared to a rate of 36.6% for 2014 which represents a net increase of 0.5 percentage points. The effective income tax rate was lower in 2014 due principally to federal and state reserve releases in 2014 that did not reoccur, to the same extent, in 2015. As in prior years, we receive a significant income tax benefit related to wages paid to certain newly hired employees that qualify for federal jobs credits (principally the Work Opportunity Tax Credit or "WOTC"). In December 2015, Congress retroactively extended the federal law authorizing the WOTC for the period from January 1, 2015 through December 31, 2019. Accordingly, based on current law, the WOTC should be available for our 2016 through 2019 fiscal years.

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

Effects of Inflation

        We experienced little or no overall product cost inflation in 2015, 2014 and 2013.

Liquidity and Capital Resources

Current Financial Condition and Recent Developments

        During the past three years, we have generated an aggregate of approximately $3.91 billion in cash flows from operating activities and incurred approximately $1.42 billion in capital expenditures. During that period, we expanded the number of stores we operate by 1,977, representing growth of approximately 19%, and we remodeled or relocated 2,378 stores, or approximately 19% of the stores we operated as of January 29, 2016. We intend to continue our current strategy of pursuing store growth, remodels and relocations in 2016.

        We have a five-year $1.425 billion unsecured credit agreement (the "Facilities"), and we have outstanding $2.3 billion aggregate principal amount of senior notes. At January 29, 2016, we had total outstanding debt (including the current portion of long-term obligations) of $2.97 billion, which includes balances under the Facilities, and senior notes, all of which are described in greater detail below. We had $722.0 million available for borrowing under the Facilities at January 29, 2016. The information contained in Note 5 to the consolidated financial statements under the heading "Borrowing Facilities and 2015 Refinancing" contained in Part II, Item 8 of this report is incorporated herein by reference. Cash and cash equivalents decreased by $421.9 million in 2015, primarily due to the suspension of share repurchases during the portion of 2014 that coincided with our attempted acquisition, resulting in higher than normal cash and cash equivalents balances at the end of 2014.

        We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities as discussed in greater detail below and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and anticipated dividend payments for a period that includes the next twelve months as well as the next several years. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

Facilities

        On October 20, 2015, we consummated a refinancing pursuant to which we amended and restated our senior unsecured credit facilities. The Facilities consist of a $425.0 million senior unsecured term loan facility (the "Term Facility") and a $1.0 billion senior unsecured revolving credit facility (the "Revolving Facility") which provides for the issuance of letters of credit up to $175.0 million. The Facilities are scheduled to mature on October 20, 2020.

        Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of January 29, 2016 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on our long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 1.65% as of January 29, 2016.

        The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required amortization under the Facilities. The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company's and its subsidiaries ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in the Company's lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 29, 2016, we were in compliance with all such covenants. The Facilities also contain customary events of default.

        As of January 29, 2016, under the Revolving Facility, the Company had outstanding borrowings of $251.0 million, standby letters of credit of $27.0 million, and borrowing availability of $722.0 million. In addition, we had outstanding commercial letters of credit of $11.7 million.

        For the remainder of fiscal 2016, we anticipate potential borrowings under the Revolving Facility up to a maximum of approximately $500 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Senior Notes

        On October 20, 2015, we issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the "2025 Senior Notes"), net of discount of $0.8 million, which are scheduled to mature on November 1, 2025. In addition, we have $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the "2017 Senior Notes") which are scheduled to mature on July 15, 2017, $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the "2018 Senior Notes"), net of discount of $0.2 million, which are scheduled to mature on April 15, 2018; and $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the "2023 Senior Notes"), net of discount of $1.8 million, which are scheduled to mature on April 15, 2023. Collectively, the 2017 Senior Notes, the 2018 Senior Notes, the 2023 Senior Notes and the 2025 Senior Notes comprise the "Senior Notes", each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the "Senior Indenture"). Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year. Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year, commencing on May 1, 2016. The net proceeds from the sale of the 2025 Senior Notes were used, together with borrowings under the Facilities, to repay all outstanding borrowings under the then-existing credit agreement and for general corporate purposes.

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

Rating Agencies

        In October 2015, Standard & Poor's raised our senior unsecured debt rating and our corporate debt rating to BBB, both with a stable outlook, and Moody's reaffirmed our senior unsecured debt rating of Baa3 and changed our outlook to positive. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will be able to maintain or improve our current credit ratings.

Interest Rate Swaps

        From time to time, we use interest rate swaps to minimize the risk of adverse changes in interest rates. These swaps are intended to reduce risk by hedging an underlying economic exposure. Because of high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure. Our principal interest rate exposure relates to outstanding amounts under our Facilities. On May 31, 2015, interest rate swaps with a total notional amount of $875.0 million expired, and at January 29, 2016, we had no outstanding interest rate swaps. For more information see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" below.

Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments as of January 29, 2016 (in thousands):

	Payments Due by Period
Contractual obligations	Total	> 1 year	1 - 3 years	3 - 5 years	5+ years
Long-term debt obligations	$2,986,590	$215	$900,770	$677,080	$1,408,525
Capital lease obligations	4,806	1,164	1,412	920	1,310
Interest(a)	513,562	89,626	141,340	119,576	163,020
Self-insurance liabilities(b)	221,796	83,293	89,438	30,388	18,677
Operating lease obligations(c)	7,229,243	866,444	1,614,931	1,353,567	3,394,301

Subtotal	$10,955,997	$1,040,742	$2,747,891	$2,181,531	$4,985,833

	Commitments Expiring by Period
Commercial commitments(d)	Total	>1 year	1 - 3 years	3 - 5 years	5+ years
Letters of credit	$11,680	$11,680	$—	$—	$—
Purchase obligations(e)	722,630	722,630	—	—	—

Subtotal	$734,310	$734,310	$—	$—	$—

Total contractual obligations and commercial commitments(f)	$11,690,307	$1,775,052	$2,747,891	$2,181,531	$4,985,833

(a)
Represents obligations for interest payments on long-term debt and capital lease obligations, and includes projected interest on variable rate long-term debt, using 2015 year end rates and balances. Variable rate long-term debt includes the balance of the senior revolving credit facility (which had a balance of $251 million as of January 29, 2016), the balance of our tax increment financing of $10.6 million, and the balance of the senior term loan facility of $425 million.

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

(f)
We have potential payment obligations associated with uncertain tax positions that are not reflected in these totals. We are currently unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities for the $8.7 million of reserves for uncertain tax positions.

Share Repurchase Program

        On December 2, 2015, the Company's Board of Directors authorized a $1.0 billion increase to our existing common stock repurchase program. Our common stock repurchase program had a total remaining authorization of approximately $924 million at January 29, 2016. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and the authorization has no expiration date. For more detail about our share repurchase program, see Note 12 to the consolidated financial statements.

Other Considerations

        On March 8, 2016, the Board of Directors approved a quarterly cash dividend to shareholders of $0.25 per share which will be paid on April 12, 2016 to shareholders of record on March 29, 2016, an increase of $0.03 per share over quarterly dividends paid in 2015. Although the Board currently intends to continue regular quarterly cash dividends, the payment of future cash dividends are subject to the Board's discretion and will depend upon, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant.

        Our inventory balance represented approximately 54% of our total assets exclusive of goodwill and other intangible assets as of January 29, 2016. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Cash Flows

        Cash flows from operating activities.    Cash flows from operating activities were $1.38 billion in 2015, an increase of $63.2 million compared to 2014. Significant components of the increase in cash flows from operating activities in 2015 compared to 2014 include increased net income due primarily to increased sales and operating profit in 2015 as described in more detail above under "Results of Operations." Changes in merchandise inventories resulted in a net use of working capital, increasing by a greater amount in 2015 compared to 2014 as described in greater detail below. Accounts payable increased by $105.6 million in 2015 compared to a $97.2 million increase in 2014, due primarily to the timing of merchandise receipts and related payments.

        Cash flows from operating activities were $1.31 billion in 2014, an increase of $101.7 million compared to 2013. Significant components of the increase in cash flows from operating activities in 2014 compared to 2013 include increased net income due primarily to increased sales and operating profit in 2014 as described in more detail above under "Results of Operations." Merchandise inventories increased by a greater amount in 2014 compared to 2013 as described in greater detail below, which was partially offset by accounts payable, which increased by $97.2 million in 2014 compared to a $36.9 million increase in 2013. The increase in accounts payable during 2014 was due primarily to the volume and timing of domestic merchandise receipts.

        On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Inventory balances at January 29, 2016 were impacted by a new DC in Texas, the timing of the Easter holiday in 2016, and our in-stock improvement initiative. Merchandise inventories increased by 10% in 2015, by 9% in 2014, and by 7% in 2013. Inventory levels in the consumables category increased by $218.4 million, or 13% in 2015, by $178.4 million, or 12%, in 2014, and by $168.0 million, or 12%, in 2013. The seasonal category increased by $63.2 million, or 13%, in 2015, by $13.8 million, or 3%, in 2014, and decreased by $4.7 million, or 1%, in 2013. The home products category increased by $12.8 million, or 5%, in 2015, was essentially unchanged in 2014, and increased by $22.0 million, or 9%, in 2013. The apparel category decreased by $2.7 million, or 1%, in 2015, increased by $37.1 million, or 13%, in 2014, and decreased by $29.5 million, or 9%, in 2013.

        Cash flows from investing activities.    Significant components of property and equipment purchases in 2015 included the following approximate amounts: $168 million for improvements, upgrades, remodels and relocations of existing stores; $144 million for distribution and transportation-related projects; $99 million for new leased stores; $53 million for stores built by us; and $34 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During 2015, we opened 730 new stores and remodeled or relocated 881 stores.

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

        Capital expenditures during 2016 are projected to be in the range of $550-$600 million. We anticipate funding 2016 capital requirements with existing cash balances, cash flows from operations, and we also expect to have significant availability under our Revolving Facility if necessary. We plan to continue to invest in store growth and development of approximately 900 new stores and approximately 875 stores to be remodeled or relocated. Capital expenditures in 2016 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including new and existing distribution center facilities; technology initiatives; as well as routine and ongoing capital requirements.

        Cash flows from financing activities.    In 2015, we repurchased 17.6 million outstanding shares of our common stock at a total cost of $1.3 billion. We made repayments of $500.0 million on the balance of the Term Facility, and had proceeds of $499.2 million from the issuance of senior notes. Net borrowings under the Revolving Facility during 2015 were $251.0 million.

        In 2014, we repurchased 14.1 million outstanding shares of our common stock at a total cost of $800.1 million. We made repayments of $75.0 million on the balance of the Term Facility. Borrowings and repayments under the Revolving Facility during the 2014 period were the same amount, resulting in no net increase to amounts outstanding under the Revolving Facility during 2014.

        The 2013 cash flows from financing activities reflect a refinancing in April 2013, including the issuance of long-term obligations which includes the $1.0 billion unsecured Term Facility and the issuance of Senior Notes totaling approximately $1.3 billion. Proceeds from these transactions were used to repay our previous secured term loan and revolving credit facilities which had balances of $1.96 billion and $155.6 million when refinanced. Net repayments under the Revolving Facility were $130.9 million during 2013. We paid debt issuance costs and hedging fees totaling $29.2 million in 2013 related to the refinancing. Also in 2013, we repurchased 11.0 million outstanding shares of our common stock at a total cost of $620.1 million.

Accounting Standards

        In February 2016, the FASB issued new guidance related to lease accounting. This guidance requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We are currently assessing the impact that adoption of this guidance will have on our consolidated financial statements, and we are anticipating a material impact because of our significant volume of lease contracts.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect reported amounts and related disclosures. In addition to the estimates presented below, there are other items within our financial statements that require estimation, but are not deemed critical as defined below. We believe these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

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

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market ("LCM") with cost determined using the retail last in, first out ("LIFO") method. We use the retail inventory method ("RIM") to calculate gross profit and the resulting valuation of inventories at cost, which are computed utilizing a calculated cost-to-retail inventory ratio at an inventory department level. We apply the RIM to these departments, which are groups of products that are fairly uniform in terms of cost, selling price relationship and turnover. The RIM will result in valuing inventories at LCM if permanent markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the retail inventory method calculation are certain management judgments and estimates that may impact the ending inventory valuation at cost, as well as the gross profit recognized. These judgments include ensuring departments consist of uniform products, recording estimated shrinkage between physical inventories, and timely recording of markdowns needed to sell inventory.

        We perform an annual LIFO analysis whereby all merchandise units are considered for inclusion in the index formulation. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. In contrast, interim LIFO calculations are based on management's annual estimates of sales and the rate of inflation or deflation, as well as year-end inventory levels. We also perform analyses for determining obsolete inventory, adjusting inventory on a quarterly basis to an LCM value based on various management assumptions including estimated below cost markdowns not yet recorded, but required to liquidate such inventory in future periods.

        Factors considered in the determination of markdowns include current and anticipated demand based on changes in competitors' practices, consumer preferences, consumer spending and unseasonable weather patterns. Certain of these factors are outside of our control and may result in greater than estimated markdowns to entice consumer purchases of excess inventory. The amount and timing of markdowns may vary significantly from year to year.

        We perform physical inventories in virtually all of our stores on an annual basis. We calculate our shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales at each retail store, at a department level, based on the store's most recent historical shrink rate. To the extent that subsequent physical inventories yield different results than the estimated accrual, our effective shrink rate for a given reporting period will include the impact of adjusting to the actual results.

        We believe our estimates and assumptions related to the application of the RIM results in a merchandise inventory valuation that reasonably approximates cost on a consistent basis.

        Goodwill and Other Intangible Assets.    The qualitative and quantitative assessments related to the valuation and any potential impairment of goodwill and other intangible assets are each subject to judgments and/or assumptions. The analysis of qualitative factors may include determining the appropriate factors to consider and the relative importance of those factors along with other assumptions. If required, judgments in the quantitative testing process may include projecting future cash flows, determining appropriate discount rates, correctly applying valuation techniques, correctly computing the implied fair value of goodwill if necessary, and other assumptions. Future cash flow projections are based on management's projections and represent best estimates taking into account recent financial performance, market trends, strategic plans and other available information, which in recent years have been materially accurate. Changes in these estimates and assumptions could materially affect the determination of fair value or impairment, however, such a conclusion is not indicated by recent analyses. Future indicators of impairment could result in an asset impairment charge. If these judgments or assumptions are incorrect or flawed, the analysis could be negatively impacted.

        Our most recent testing of our goodwill and indefinite lived trade name intangible assets was completed during the third quarter of 2015. No indicators of impairment were evident and no assessment of or adjustment to these assets was required. We are not currently projecting a decline in cash flows that could be expected to have an adverse effect such as a violation of debt covenants or future impairment charges.

        Property and Equipment.    Property and equipment are recorded at cost. We group our assets into relatively homogeneous classes and generally provide for depreciation on a straight-line basis over the estimated average useful life of each asset class, except for leasehold improvements, which are amortized over the lesser of the applicable lease term or the estimated useful life of the asset. Certain store and warehouse fixtures, when fully depreciated, are removed from the cost and related accumulated depreciation and amortization accounts. The valuation and classification of these assets and the assignment of depreciable lives involves judgments and the use of estimates, which we believe have been materially accurate in recent years.

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

        Insurance Liabilities.    We retain a significant portion of the risk for our workers' compensation, employee health, property loss, automobile and general liability. These represent significant costs primarily due to our large employee base and number of stores. Provisions are made for these liabilities on an undiscounted basis. Certain of these liabilities are based on actual claim data and estimates of incurred but not reported claims developed using actuarial methodologies based on historical claim trends, which have been and are anticipated to continue to be materially accurate. If future claim trends deviate from recent historical patterns, or other unanticipated events affect the number and significance of future claims, we may be required to record additional expenses or expense reductions, which could be material to our future financial results.

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

        Share-Based Payments.    Our stock option awards are valued on an individual grant basis using the Black-Scholes-Merton closed form option pricing model. We believe that this model fairly estimates the value of our stock option awards. The application of this valuation model involves assumptions that are judgmental in the valuation of stock options, which affects compensation expense related to these options. These assumptions include the term that the options are expected to be outstanding, the historical volatility of our stock price, applicable interest rates and the dividend yield of our stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of share-based awards. Historically, these estimates have been materially accurate; however, if our estimates differ materially from actual experience, we may be required to record additional expense or reductions of expense, which could be material to our future financial results.

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

        Our fair value measurements are primarily associated with our outstanding debt instruments. We use various valuation models in determining the values of these liabilities. We believe that in recent years these methodologies have produced materially accurate valuations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

        We are exposed to market risk primarily from adverse changes in interest rates, and to a lesser degree commodity prices. To minimize this risk, we may periodically use financial instruments, including derivatives. All derivative financial instrument transactions must be authorized and executed pursuant to approval by the Board of Directors. As a matter of policy, we do not buy or sell financial instruments for speculative or trading purposes, and any such derivative financial instruments are intended to be used to reduce risk by hedging an underlying economic exposure. Our objective is to correlate derivative financial instruments and the underlying exposure being hedged, so that fluctuations in the value of the financial instruments are generally offset by reciprocal changes in the value of the underlying economic exposure.

Interest Rate Risk

        We manage our interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, derivative financial instruments. Our principal interest rate exposure relates to outstanding amounts under our unsecured debt Facilities. As of January 29, 2016, we had variable rate borrowings of $425 million under our Term Facility and borrowings of $251 million outstanding under our Revolving Facility. In order to mitigate a portion of the variable rate interest exposure under the Facilities, in prior years we have entered into various interest rate swaps. As of January 29, 2016, no such interest rate swaps were outstanding and, as a result, we are exposed to fluctuations in variable interest rates under the Facilities. For a detailed discussion of our Facilities, see Note 5 to the consolidated financial statements.

        A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the economic fair value of debt but not our pre-tax earnings and cash flows. Based on our variable rate borrowing levels and interest rate swaps outstanding as of January 29, 2016 and January 30, 2015, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $6.9 million in 2015 and $0.6 million in 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Dollar General Corporation

        We have audited the accompanying consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 29, 2016 and January 30, 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 29, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar General Corporation and subsidiaries at January 29, 2016 and January 30, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar General Corporation and subsidiaries' internal control over financial reporting as of January 29, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 22, 2016

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 29, 2016	January 30, 2015
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$157,947	$579,823
Merchandise inventories	3,074,153	2,782,521
Income tax receivable	6,843	—
Prepaid expenses and other current assets	193,467	170,265

Total current assets	3,432,410	3,532,609

Net property and equipment	2,264,062	2,116,075

Goodwill	4,338,589	4,338,589

Other intangible assets, net	1,200,994	1,201,870

Other assets, net	21,830	19,499

Total assets	$11,257,885	$11,208,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$1,379	$101,158
Accounts payable	1,494,225	1,388,154
Accrued expenses and other	467,122	413,760
Income taxes payable	32,870	59,400

Total current liabilities	1,995,596	1,962,472

Long-term obligations	2,969,175	2,623,965

Deferred income taxes	639,955	626,858

Other liabilities	275,283	285,309

Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000 shares authorized	—	—
Common stock; $0.875 par value, 1,000,000 shares authorized, 286,694 and 303,447 shares issued and outstanding at January 29, 2016 and January 30, 2015, respectively	250,855	265,514
Additional paid-in capital	3,107,283	3,048,806
Retained earnings	2,025,545	2,403,045
Accumulated other comprehensive loss	(5,807)	(7,327)

Total shareholders' equity	5,377,876	5,710,038

Total liabilities and shareholders' equity	$11,257,885	$11,208,642

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
Net sales	$20,368,562	$18,909,588	$17,504,167
Cost of goods sold	14,062,471	13,107,081	12,068,425

Gross profit	6,306,091	5,802,507	5,435,742
Selling, general and administrative expenses	4,365,797	4,033,414	3,699,557

Operating profit	1,940,294	1,769,093	1,736,185
Interest expense	86,944	88,232	88,984
Other (income) expense	326	—	18,871

Income before income taxes	1,853,024	1,680,861	1,628,330
Income tax expense	687,944	615,516	603,214

Net income	$1,165,080	$1,065,345	$1,025,116

Earnings per share:
Basic	$3.96	$3.50	$3.17
Diluted	$3.95	$3.49	$3.17
Weighted average shares outstanding:
Basic	294,330	304,633	322,886
Diluted	295,211	305,681	323,854
Dividends per share	$0.88	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
Net income	$1,165,080	$1,065,345	$1,025,116
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $971, $1,671 and $(4,461), respectively	1,520	2,583	(6,972)

Comprehensive income	$1,166,600	$1,067,928	$1,018,144

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands except per share amounts)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances, February 1, 2013	327,069	$286,185	$2,991,351	$1,710,732	$(2,938)	$4,985,330
Net income	—	—	—	1,025,116	—	1,025,116
Unrealized net gain (loss) on hedged transactions	—	—	—	—	(6,972)	(6,972)
Share-based compensation expense	—	—	20,961	—	—	20,961
Repurchases of common stock	(11,037)	(9,657)	—	(610,395)	—	(620,052)
Tax benefit from stock option exercises	—	—	24,151	—	—	24,151
Other equity and related transactions	1,026	896	(27,237)	—	—	(26,341)

Balances, January 31, 2014	317,058	$277,424	$3,009,226	$2,125,453	$(9,910)	$5,402,193
Net income	—	—	—	1,065,345	—	1,065,345
Unrealized net gain (loss) on hedged transactions	—	—	—	—	2,583	2,583
Share-based compensation expense	—	—	37,338	—	—	37,338
Repurchases of common stock	(14,106)	(12,342)	—	(787,753)	—	(800,095)
Tax benefit from stock option exercises	—	—	5,047	—	—	5,047
Other equity and related transactions	495	432	(2,805)	—	—	(2,373)

Balances, January 30, 2015	303,447	$265,514	$3,048,806	$2,403,045	$(7,327)	$5,710,038
Net income	—	—	—	1,165,080	—	1,165,080
Cash dividends, $0.88 per common share	—	—	—	(258,328)	—	(258,328)
Unrealized net gain (loss) on hedged transactions	—	—	—	—	1,520	1,520
Share-based compensation expense	—	—	38,547	—	—	38,547
Repurchases of common stock	(17,556)	(15,361)	—	(1,284,252)	—	(1,299,613)
Tax benefit from stock option exercises	—	—	13,698	—	—	13,698
Other equity and related transactions	803	702	6,232	—	—	6,934

Balances, January 29, 2016	286,694	$250,855	$3,107,283	$2,025,545	$(5,807)	$5,377,876

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
Cash flows from operating activities:
Net income	$1,165,080	$1,065,345	$1,025,116
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	352,431	342,353	332,837
Deferred income taxes	12,126	(17,734)	(36,851)
Tax benefit of share-based awards	(13,698)	(12,147)	(30,990)
Loss on debt retirement, net	326	—	18,871
Noncash share-based compensation	38,547	37,338	20,961
Other noncash (gains) and losses	7,797	8,551	(12,747)
Change in operating assets and liabilities:
Merchandise inventories	(290,001)	(233,559)	(144,943)
Prepaid expenses and other current assets	(24,626)	(25,048)	(4,947)
Accounts payable	105,637	97,166	36,942
Accrued expenses and other liabilities	44,949	41,635	16,265
Income taxes	(19,675)	12,399	(5,249)
Other	(905)	(1,555)	(2,200)

Net cash provided by (used in) operating activities	1,377,988	1,314,744	1,213,065

Cash flows from investing activities:
Purchases of property and equipment	(504,806)	(373,967)	(538,444)
Proceeds from sales of property and equipment	1,423	2,268	288,466

Net cash provided by (used in) investing activities	(503,383)	(371,699)	(249,978)

Cash flows from financing activities:
Issuance of long-term obligations	499,220	—	2,297,177
Repayments of long-term obligations	(502,401)	(78,467)	(2,119,991)
Borrowings under revolving credit facilities	2,034,100	1,023,000	1,172,900
Repayments of borrowings under revolving credit facilities	(1,783,100)	(1,023,000)	(1,303,800)
Debt issuance costs	(6,991)	—	(15,996)
Payments for cash flow hedge related to debt issuance	—	—	(13,217)
Repurchases of common stock	(1,299,613)	(800,095)	(620,052)
Payments of cash dividends	(258,328)	—	—
Other equity and related transactions	6,934	(2,373)	(26,341)
Tax benefit of share-based awards	13,698	12,147	30,990

Net cash provided by (used in) financing activities	(1,296,481)	(868,788)	(598,330)

Net increase (decrease) in cash and cash equivalents	(421,876)	74,257	364,757
Cash and cash equivalents, beginning of year	579,823	505,566	140,809

Cash and cash equivalents, end of year	$157,947	$579,823	$505,566

Supplemental cash flow information:
Cash paid for:
Interest	$76,354	$82,447	$73,464
Income taxes	$697,357	$631,483	$646,811
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$32,020	$31,586	$27,082

The accompanying notes are an integral part of the consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and accounting policies

Basis of presentation

        These notes contain references to the years 2015, 2014, and 2013, which represent fiscal years ended January 29, 2016, January 30, 2015, and January 31, 2014, respectively, each of which were 52-week accounting periods. The Company's fiscal year ends on the Friday closest to January 31. The consolidated financial statements include all subsidiaries of the Company, except for its not-for-profit subsidiary which the Company does not control. Intercompany transactions have been eliminated.

        The Company sells general merchandise on a retail basis through 12,483 stores (as of January 29, 2016) in 43 states covering most of the southern, southwestern, midwestern and eastern United States. The Company has owned distribution centers ("DCs") in Scottsville, Kentucky; South Boston, Virginia; Alachua, Florida; Zanesville, Ohio; Jonesville, South Carolina; Marion, Indiana; Bessemer, Alabama; Bethel, Pennsylvania; and San Antonio, Texas, and leased DCs in Ardmore, Oklahoma; Fulton, Missouri; Indianola, Mississippi; and Lebec, California.

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

        Payments due from processors for electronic tender transactions classified as cash and cash equivalents totaled approximately $59.5 million and $58.5 million at January 29, 2016 and January 30, 2015, respectively.

        At January 29, 2016, the Company maintained cash balances to meet a $20 million minimum threshold set by insurance regulators, as further described below under "Insurance liabilities."

Investments in debt and equity securities

        The Company accounts for investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. Debt securities categorized as held-to-maturity are stated at amortized cost. Debt and equity securities categorized as available-for-sale are stated at fair value, with any unrealized gains and losses, net of deferred income taxes, reported as a component of Accumulated other comprehensive loss. Trading securities are stated at fair value, with changes in fair value recorded as a component of Selling, general and administrative ("SG&A") expense. The cost of securities sold is based upon the specific identification method.

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

        The excess of current cost over LIFO cost was approximately $92.9 million and $95.1 million at January 29, 2016 and January 30, 2015, respectively. Current cost is determined using the RIM on a first-in, first-out basis. Under the LIFO inventory method, the impacts of rising or falling market price changes increase or decrease cost of sales (the LIFO provision or benefit). The Company recorded a LIFO provision (benefit) of $(2.3) million in 2015, $4.2 million in 2014, and $(11.0) million in 2013, which is included in cost of goods sold in the consolidated statements of income.

        The Company purchases its merchandise from a wide variety of suppliers. The Company's largest and second largest suppliers each accounted for approximately 7% of the Company's purchases in 2015.

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

Property and equipment

        In 2007, the Company's property and equipment was recorded at estimated fair values as the result of a merger transaction. Property and equipment acquired subsequent to the merger has been recorded at cost. The Company records depreciation and amortization on a straight-line basis over the assets'

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

estimated useful lives. The Company's property and equipment balances and depreciable lives are summarized as follows:

(In thousands)	Depreciable Life	January 29, 2016	January 30, 2015
Land	Indefinite	$188,532	$172,329
Land improvements	20	66,955	55,375
Buildings	39 - 40	834,884	800,346
Leasehold improvements	(a)	402,997	361,557
Furniture, fixtures and equipment	3 - 10	2,526,843	2,295,590
Construction in progress		150,275	68,360

		4,170,486	3,753,557
Less accumulated depreciation and amortization		1,906,424	1,637,482

Net property and equipment		$2,264,062	$2,116,075

(a)
Amortized over the lesser of the life of the applicable lease term or the estimated useful life of the asset.

        Depreciation expense related to property and equipment was approximately $350.6 million, $335.9 million and $315.3 million for 2015, 2014 and 2013. Amortization of capital lease assets is included in depreciation expense. Interest on borrowed funds during the construction of property and equipment is capitalized where applicable. Interest costs of $1.4 million, $0.2 million and $1.2 million were capitalized in 2015, 2014 and 2013.

Impairment of long-lived assets

        When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets, other than goodwill and other indefinite-lived intangible assets, in relation to the operating performance and future cash flows or the appraised values of the underlying assets. Generally, the Company's policy is to review for impairment stores open more than three years for which current cash flows from operations are negative. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows expected to be generated by the assets. The Company's estimate of undiscounted future cash flows is based upon historical operations of the stores and estimates of future store profitability which encompasses many factors that are subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset's estimated fair value. The fair value is estimated based primarily upon estimated future cash flows over the asset's remaining useful life (discounted at the Company's credit adjusted risk-free rate) or other reasonable estimates of fair market value. Assets to be disposed of are adjusted to the fair value less the cost to sell if less than the book value.

        The Company recorded impairment charges included in SG&A expense of approximately $5.9 million in 2015, $1.9 million in 2014 and $0.5 million in 2013, to reduce the carrying value of certain of its stores' assets. Such action was deemed necessary based on the Company's evaluation that such amounts would not be recoverable primarily due to insufficient sales or excessive costs resulting in the carrying value of the assets exceeding the estimated undiscounted future cash flows generated by the assets at these locations.

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

        The quantitative goodwill impairment test is a two-step process that would require management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of an entity's reporting units based on valuation techniques (including a discounted cash flow model using revenue and profit forecasts) and comparing that estimated fair value with the recorded carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the implied fair value of goodwill would require the entity to allocate the estimated fair value of its reporting unit to its assets and liabilities. Any unallocated fair value would represent the implied fair value of goodwill, which would be compared to its corresponding carrying value.

        The quantitative impairment test for intangible assets compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Other assets

        Noncurrent Other assets consist primarily of qualifying prepaid expenses for maintenance, beer and wine licenses, and utility, security and other deposits.

Accrued expenses and other liabilities

        Accrued expenses and other consist of the following:

(In thousands)	January 29, 2016	January 30, 2015
Compensation and benefits	$111,191	$78,645
Insurance	82,182	81,944
Taxes (other than taxes on income)	136,762	124,893
Other	136,987	128,278

	$467,122	$413,760

        Included in other accrued expenses are liabilities such as interest expense, freight expense, and utilities.

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

Operating leases and related liabilities

        Rent expense is recognized over the term of the lease. The Company records minimum rental expense on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which normally includes a period prior to the store opening to make necessary leasehold improvements and install store fixtures. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Tenant allowances, to the extent received, are recorded as deferred incentive rent and are amortized as a reduction to rent expense over the term of the lease. The difference between the calculated expense and the amounts paid result in a liability, with the current portion in Accrued expenses and other and the long-term portion in Other liabilities in the consolidated balance sheets, and totaled approximately $57.9 million and $54.6 million at January 29, 2016 and January 30, 2015, respectively.

        The Company recognizes contingent rental expense when the achievement of specified sales targets is considered probable. The amount expensed but not paid as of January 29, 2016 and January 30, 2015 was approximately $4.0 million and $4.8 million, respectively, and is included in Accrued expenses and other in the consolidated balance sheets.

Other liabilities

        Noncurrent Other liabilities consist of the following:

(In thousands)	January 29, 2016	January 30, 2015
Insurance	$137,798	$140,916
Deferred rent	57,017	53,975
Deferred gain on sale leaseback	53,737	58,215
Other	26,731	32,203

	$275,283	$285,309

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

        The valuation of derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis takes into account the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

        The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. The Company considers the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees, to adjust the fair value of outstanding derivative contracts for the effect of nonperformance risk. In connection with accounting standards for fair value measurement, the Company has made an accounting policy election to measure the credit risk of outstanding derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

        The Company recognizes gift card sales revenue at the time of redemption. The liability for the gift cards is established for the cash value at the time of purchase. The liability for outstanding gift cards was approximately $2.8 million and $2.5 million at January 29, 2016 and January 30, 2015, respectively, and is recorded in Accrued expenses and other liabilities. Estimated breakage revenue, a percentage of gift cards that will never be redeemed based on historical redemption rates, is recognized over time in proportion to actual gift card redemptions. The Company recorded breakage revenue of $0.6 million and $2.4 million in 2015 and 2014, respectively.

Advertising costs

        Advertising costs are expensed upon performance, "first showing" or distribution, and are reflected in SG&A expenses net of earned cooperative advertising amounts provided by vendors which are specific, incremental and otherwise qualifying expenses related to the promotion or sale of vendor products for dollar amounts up to but not exceeding actual incremental costs. Advertising costs were $89.3 million, $77.3 million and $70.5 million in 2015, 2014 and 2013, respectively. These costs primarily include promotional circulars, targeted circulars supporting new stores, television and radio advertising, in-store signage, and costs associated with the sponsorships of certain automobile racing activities. Vendor funding for cooperative advertising offset reported expenses by $36.7 million, $35.0 million and $31.9 million in 2015, 2014 and 2013, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

Share-based payments

        The Company recognizes compensation expense for share-based compensation based on the fair value of the awards on the grant date. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate may be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the prior estimate. The forfeiture rate is the estimated percentage of share-based awards granted that are expected to be forfeited or canceled before becoming fully vested. The Company bases this estimate on historical experience or estimates of future trends, as applicable. An increase in the forfeiture rate will decrease compensation expense.

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

        The Company calculates compensation expense for restricted stock, share units and similar awards as the difference between the market price of the underlying stock or similar award on the grant date and the purchase price, if any. Such expense is recognized on a straight-line basis for graded awards or an accelerated basis for performance awards over the period in which the recipient earns the awards.

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

Accounting standards

        In May 2014, the Financial Accounting Standards Board ("FASB") issued comprehensive new accounting standards related to the recognition of revenue, which specified an effective date for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, with earlier adoption permitted only for annual reporting periods beginning after December 15, 2016. The new guidance allows for companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance. The Company is currently evaluating these transition approaches, as well as the potential timing of adoption and the effect of adoption on its consolidated financial statements.

        In April 2015, the FASB issued new accounting guidance related to the presentation of debt issuance costs and requires such costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts and/or premiums. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The guidance must be applied retrospectively to all periods presented within the financial statements. The Company adopted this guidance in the third quarter of 2015. As a result, the presentation of $15.5 million of debt issuance costs (net of accumulated amortization) previously classified as Other assets, net are reflected in Long-term obligations on the consolidated balance sheet as of January 30, 2015.

        In November 2015, the FASB issued new accounting guidance which will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating them into current and noncurrent amounts. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. This guidance may be adopted on a prospective or retrospective basis. The Company adopted this guidance retrospectively in the fourth quarter of 2015. As a result, the presentation of $25.3 million of deferred income taxes previously classified as a current liability are reflected in noncurrent deferred income taxes on the consolidated balance sheet as of January 30, 2015.

        In February 2016, the FASB issued new guidance related to lease accounting. This guidance requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of presentation and accounting policies (Continued)

statements and is anticipating a material impact because the Company is party to a significant number of lease contracts.

Reclassifications

        Certain financial disclosures relating to prior periods have been reclassified to conform to the current year presentation where applicable.

2. Goodwill and other intangible assets

        As of January 29, 2016 and January 30, 2015, the balances of the Company's intangible assets were as follows:

		As of January 29, 2016
(In thousands)	Remaining Life	Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589

Other intangible assets:
Leasehold interests	1 to 7 years	$4,379	$3,085	$1,294
Trade names and trademarks	Indefinite	1,199,700	—	1,199,700

		$1,204,079	$3,085	$1,200,994

		As of January 30, 2015
(In thousands)	Remaining Life	Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$4,338,589	$—	$4,338,589

Other intangible assets:
Leasehold interests	1 to 8 years	$18,218	$16,048	$2,170
Trade names and trademarks	Indefinite	1,199,700	—	1,199,700

		$1,217,918	$16,048	$1,201,870

        The Company recorded amortization expense related to amortizable intangible assets for 2015, 2014 and 2013 of $0.9 million, $5.8 million and $11.9 million, respectively, all of which is included in rent expense. Expected future cash flows associated with the Company's intangible assets are not expected to be materially affected by the Company's intent or ability to renew or extend the arrangements. The Company's goodwill balance is not expected to be deductible for tax purposes.

        For intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows: 2016—$0.3 million, 2017—$0.2 million, 2018—$0.2 million and 2019—$0.2 million and 2020—$0.1 million.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Earnings per share

        Earnings per share is computed as follows (in thousands except per share data):

	2015
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$1,165,080	294,330	$3.96
Effect of dilutive share-based awards		881

Diluted earnings per share	$1,165,080	295,211	$3.95

	2014
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$1,065,345	304,633	$3.50
Effect of dilutive share-based awards		1,048

Diluted earnings per share	$1,065,345	305,681	$3.49

	2013
	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$1,025,116	322,886	$3.17
Effect of dilutive share-based awards		968

Diluted earnings per share	$1,025,116	323,854	$3.17

        Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share was determined based on the dilutive effect of share-based awards using the treasury stock method.

        Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 1.3 million, 1.2 million, and 1.2 million in 2015, 2014 and 2013, respectively.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income taxes

        The provision (benefit) for income taxes consists of the following:

(In thousands)	2015	2014	2013
Current:
Federal	$590,120	$543,089	$530,728
Foreign	1,678	1,245	1,324
State	84,021	81,816	101,174

	675,819	626,150	633,226

Deferred:
Federal	6,410	(7,697)	(16,132)
State	5,715	(2,937)	(13,880)

	12,125	(10,634)	(30,012)

	$687,944	$615,516	$603,214

        A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to income before income taxes is summarized as follows:

(Dollars in thousands)	2015		2014		2013
U.S. federal statutory rate on earnings before income taxes	$648,558	35.0%	$588,303	35.0%	$569,916	35.0%
State income taxes, net of federal income tax benefit	59,700	3.2	49,819	3.0	56,822	3.5
Jobs credits, net of federal income taxes	(21,366)	(1.2)	(18,961)	(1.1)	(19,348)	(1.2)
Increase (decrease) in valuation allowances	(1,371)	(0.1)	1,453	0.1	(437)	—
Decrease in income tax reserves	(2,037)	(0.1)	(6,449)	(0.4)	(6,391)	(0.4)
Other, net	4,460	0.3	1,351	—	2,652	0.1

	$687,944	37.1%	$615,516	36.6%	$603,214	37.0%

        The 2015 effective tax rate was an expense of 37.1%. This expense was greater than the federal statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate. The 2015 effective income tax rate increased from 2014 due principally to federal and state reserve releases in 2014 that did not reoccur, to the same extent, in 2015.

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

        The 2013 effective tax rate was an expense of 37.0%. This expense was greater than the federal statutory tax rate of 35% due primarily to the inclusion of state income taxes in the total effective tax rate.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income taxes (Continued)

        Deferred taxes reflect the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

(In thousands)	January 29, 2016	January 30, 2015
Deferred tax assets:
Deferred compensation expense	$8,200	$8,842
Accrued expenses	8,139	5,146
Accrued rent	20,793	19,360
Accrued insurance	72,676	76,197
Accrued incentive compensation	19,902	14,866
Share based compensation	17,988	17,623
Interest rate hedges	3,702	4,318
Tax benefit of income tax and interest reserves related to uncertain tax positions	1,371	1,502
Deferred gain on sale-leaseback	22,637	24,385
Other	9,440	3,550
State tax credit carry forwards, net of federal tax	10,711	11,039

	195,559	186,828
Less valuation allowances	(1,474)	(2,845)

Total deferred tax assets	194,085	183,983

Deferred tax liabilities:
Property and equipment	(320,619)	(302,531)
Inventories	(72,456)	(73,188)
Trademarks	(433,548)	(433,328)
Other	(7,417)	(1,794)

Total deferred tax liabilities	(834,040)	(810,841)

Net deferred tax liabilities	$(639,955)	$(626,858)

        Deferred tax assets (liabilities) at January 30, 2015 include the reclassification of current deferred tax assets and liabilities to noncurrent. See Note 1 for additional information.

        The Company has state tax credit carry forwards of approximately $16.5 million that will expire beginning in 2021 through 2024.

        A valuation allowance has been provided for state tax credit carry forwards. The 2015 decrease of $1.4 million was recorded as a reduction in income tax expense. The 2014 increase of $1.5 million and 2013 decrease of $0.4 million were recorded as an increase and a reduction in income tax expense, respectively. Based upon expected future income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

        The Company's 2010 and earlier tax years are not open for further examination by the Internal Revenue Service ("IRS"). Due to the filing of an amended federal income tax return for the 2011 tax

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income taxes (Continued)

year, the IRS may, to a limited extent, examine the Company's 2011 income tax filings. The IRS, at its discretion, may also choose to examine the Company's 2012 through 2014 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company's 2011 and later tax years remain open for examination by the various state taxing authorities.

        As of January 29, 2016, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $7.0 million, $0.9 million and $0.8 million, respectively, for a total of $8.7 million. This total amount is reflected in noncurrent Other liabilities in the consolidated balance sheet.

        As of January 30, 2015, accruals for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $9.3 million, $1.0 million and $0.4 million, respectively, for a total of $10.7 million. This total amount is reflected in noncurrent Other liabilities in the consolidated balance sheet.

        The Company believes that it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $2.6 million in the coming twelve months principally as a result of the effective settlement of outstanding issues. Also, as of January 29, 2016, approximately $7.0 million of the uncertain tax positions would impact the Company's effective income tax rate if the Company were to recognize the tax benefit for these positions.

        The amounts associated with uncertain tax positions included in income tax expense consists of the following:

(In thousands)	2015	2014	2013
Income tax expense (benefit)	$(2,379)	$(9,497)	$(3,915)
Income tax related interest expense (benefit)	(23)	(1,445)	590
Income tax related penalty expense (benefit)	373	51	30

        A reconciliation of the uncertain income tax positions from February 1, 2013 through January 29, 2016 is as follows:

(In thousands)	2015	2014	2013
Beginning balance	$9,343	$19,583	$22,237
Increases—tax positions taken in the current year	214	198	3,484
Increases—tax positions taken in prior years	17	62	3,000
Decreases—tax positions taken in prior years	(106)	(8,636)	(608)
Statute expirations	(2,504)	(1,121)	(7,622)
Settlements	—	(743)	(908)

Ending balance	$6,964	$9,343	$19,583

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Current and long-term obligations

        Current and long-term obligations consist of the following:

(In thousands)	January 29, 2016	January 30, 2015
Senior unsecured credit facilities
Term Facility	$425,000	$925,000
Revolving Facility	251,000	—
4.125% Senior Notes due July 15, 2017	500,000	500,000
1.875% Senior Notes due April 15, 2018 (net of discount of $203 and $294)	399,797	399,706
3.250% Senior Notes due April 15, 2023 (net of discount of $1,775 and $1,991)	898,225	898,009
4.150% Senior Notes due November 1, 2025 (net of discount of $764)	499,236	—
Capital lease obligations	4,806	5,875
Tax increment financing due February 1, 2035	10,590	11,995
Debt issuance costs, net	(18,100)	(15,462)

	2,970,554	2,725,123
Less: current portion	(1,379)	(101,158)

Long-term portion	$2,969,175	$2,623,965

Borrowing Facilities and 2015 Refinancing

        On October 20, 2015, the Company consummated a refinancing, pursuant to which the Company amended and restated its senior unsecured credit facilities (and refinanced all borrowings thereunder) and issued senior notes in an aggregate principal amount of $500.0 million, net of discount totaling $0.8 million. The amended and restated senior unsecured credit facilities (the "Facilities") consist of a $425.0 million senior unsecured term loan facility (the "Term Facility") and a $1.0 billion senior unsecured revolving credit facility (the "Revolving Facility") which provides for the issuance of letters of credit up to $175.0 million. The Facilities are scheduled to mature on October 20, 2020. The Company incurred $2.6 million of new debt issuance costs associated with the refinancing of the Facilities.

        Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at the Company's option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of January 29, 2016 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. The Company must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility. As of January 29, 2016, the commitment fee rate was 0.15%. The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on the Company's long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 1.65% as of January 29, 2016.

        The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required principal amortization under the Facilities. The Facilities contain a number of customary

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Current and long-term obligations (Continued)

affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company's and its subsidiaries' ability to: incur additional liens; sell all or substantially all of the Company's assets; consummate certain fundamental changes or change in the Company's lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants which require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio. As of January 29, 2016, the Company was in compliance with all such covenants. The Facilities also contain customary events of default.

        As of January 29, 2016, under the Revolving Facility, the Company had borrowing availability of $722.0 million. In addition, the Company had outstanding letters of credit totaling $38.7 million, $27.0 million of which were issued under the Revolving Facility.

        The Company incurred a pretax loss of $0.3 million for the write off of debt issuance costs associated with the refinancing of its credit facilities, which is reflected in Other (income) expense in the consolidated statement of income for the year ended January 29, 2016.

        On October 20, 2015, the Company issued $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the "2025 Senior Notes"), net of discount of $0.8 million, which are scheduled to mature on November 1, 2025. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year, commencing on May 1, 2016. The Company incurred $4.4 million of debt issuance costs associated with the issuance of the 2025 Senior Notes. The net proceeds from the sale of the 2025 Senior Notes were used, together with borrowings under the Facilities, to repay all of the outstanding borrowings under the then-existing credit agreement and for general corporate purposes. Collectively, the 2025 Senior Notes and the Company's other Senior Notes due 2017, 2018 and 2023 as reflected in the table above comprise the "Senior Notes", each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the "Senior Indenture").

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

        Scheduled debt maturities, including capital lease obligations, for the Company's fiscal years listed below are as follows (in thousands): 2016—$1,379; 2017—$501,290; 2018—$400,892; 2019—$1,020; 2020—$676,980; thereafter—$1,409,835.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Assets and liabilities measured at fair value

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of January 29, 2016, aggregated by the level in the fair value hierarchy within which those measurements are classified.

(In thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 29, 2016
Liabilities:
Long-term obligations(a)	$2,305,470	$675,459	$—	$2,980,929
Deferred compensation(b)	21,064	—	—	21,064

(a)
Reflected at book value in the consolidated balance sheet as Current portion of long-term obligations of $1,379 and Long-term obligations of $2,969,175.

(b)
Reflected at fair value in the consolidated balance sheet as a component of Accrued expenses and other current liabilities of $8,307 and a component of noncurrent Other liabilities of $12,757.

        The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, short-term investments, receivables and payables approximate their respective fair values. The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of January 29, 2016.

7. Derivatives and hedging activities

        From time to time, the Company enters into certain financial instrument positions, all of which are intended to reduce risk by hedging an underlying economic exposure.

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

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivatives and hedging activities (Continued)

Cash flow hedges of interest rate risk

        The Company's objectives when using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate changes. To accomplish these objectives, the Company has from time to time used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company also previously entered into treasury locks that were designated as cash flow hedges of interest rate risk prior to the issuance of long-term debt in April 2013.

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

        The Company had interest rate swaps with a combined notional value of $875.0 million designated as cash flow hedges of interest rate risk that expired on May 31, 2015. Such interest rate swaps were used to hedge the variable cash flows associated with existing variable-rate debt prior to their maturity. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives were reclassified to interest expense as interest payments were made on the Company's variable-rate debt.

        In April 2013, the Company recorded a loss on the settlement of treasury locks associated with the issuance of long-term debt which was deferred to OCI and is being amortized as an increase to interest expense over the period of the debt's maturity in 2023. During the 52-week period following January 29, 2016, the Company estimates that approximately $1.3 million will be reclassified as an increase to interest expense related to the amortization of the loss associated with the treasury locks. All of the amounts reflected in Accumulated other comprehensive income (loss) in the consolidated balance sheets for the periods presented are related to cash flow hedges.

Non-designated hedges of commodity risk

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to commodity price risk but do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of January 29, 2016, the Company had no such non-designated hedges.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of January 29, 2016 and January 30, 2015:

(in thousands)	January 29, 2016	January 30, 2015
Derivatives Designated as Hedging Instruments
Interest rate swaps classified as Accrued expenses and other current liabilities	$—	$1,173

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivatives and hedging activities (Continued)

        The table below presents the pre-tax effect of the Company's derivative financial instruments as reflected in the consolidated statements of comprehensive income and shareholders' equity, as applicable:

(in thousands)	2015	2014	2013
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in OCI	$3	$876	$16,036
Loss related to effective portion of derivative reclassified from Accumulated OCI to Interest expense	$2,494	$5,130	$4,604

8. Commitments and contingencies

Leases

        As of January 29, 2016, the Company was committed under operating lease agreements for most of its retail stores. Many of the Company's stores are subject to build-to-suit arrangements with landlords which typically carry a primary lease term of up to 15 years with multiple renewal options. The Company also has stores subject to shorter-term leases and many of these leases have renewal options. Certain of the Company's leased stores have provisions for contingent rentals based upon a specified percentage of defined sales volume.

        The land and buildings of the Company's DCs in Fulton, Missouri and Indianola, Mississippi are subject to operating lease agreements and the leased Ardmore, Oklahoma DC is subject to a financing arrangement. The entities involved in the ownership structure underlying these leases meet the accounting definition of a Variable Interest Entity ("VIE"). The Company is not the primary beneficiary of these VIEs and, accordingly, has not included these entities in its consolidated financial statements. Certain leases contain restrictive covenants, and as of January 29, 2016, the Company is not aware of any material violations of such covenants.

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

        In January 1999, the Company sold its DC located in Ardmore, Oklahoma for cash and concurrent with the sale transaction, the Company leased the property back for a period of 23 years. The transaction is being accounted for as a financing obligation rather than a sale as a result of, among other things, the lessor's ability to put the property back to the Company under certain circumstances. The property and equipment, along with the related lease obligation associated with this transaction are recorded in the consolidated balance sheets. In August 2007, the Company purchased a secured promissory note (the "Ardmore Note") from an unrelated third party with a face value of $34.3 million at the date of purchase which approximated the remaining financing obligation. The Ardmore Note represents debt issued by the third party entity from which the Company leases the Ardmore DC and therefore the Company holds the debt instrument pertaining to its lease financing obligation. Because a

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

legal right of offset exists, the Company is accounting for the Ardmore Note as a reduction of its outstanding financing obligation in its consolidated balance sheets.

        Future minimum payments as of January 29, 2016 for operating leases are as follows:

(In thousands)
2016	$866,444
2017	831,367
2018	783,564
2019	720,569
2020	632,998
Thereafter	3,394,301

Total minimum payments	$7,229,243

        Total minimum payments for capital leases were $5.9 million, with a present value of $4.8 million, as of January 29, 2016. The gross amount of property and equipment recorded under capital leases and financing obligations at both January 29, 2016 and January 31, 2015, was $29.8 million. Accumulated depreciation on property and equipment under capital leases and financing obligations at January 29, 2016 and January 30, 2015, was $12.4 million and $10.6 million, respectively.

        Rent expense under all operating leases is as follows:

(In thousands)	2015	2014	2013
Minimum rentals(a)	$849,115	$776,103	$674,849
Contingent rentals	7,793	9,099	12,058

	$856,908	$785,202	$686,907

(a)
Excludes amortization of leasehold interests of $0.9 million, $5.8 million and $11.9 million included in rent expense for the years ended January 29, 2016, January 30, 2015, and January 31, 2014, respectively.

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

        On June 11, 2013, the EEOC filed a lawsuit in the United States District Court for the Northern District of Illinois entitled Equal Opportunity Commission v. Dolgencorp, LLC d/b/a Dollar General in

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

which the Commission alleges that the Company's criminal background check policy has a disparate impact on "Black Applicants" in violation of Title VII and seeks to recover monetary damages and injunctive relief on behalf of a class of "Black Applicants." The Company filed its answer to the complaint on August 9, 2013.

        The Court has bifurcated the issues of liability and damages for purposes of discovery and trial. Fact discovery related to liability is to be completed on or before November 16, 2016. In response to various discovery motions, the court has entered orders requiring the Company's production of documents, information and electronic data for the period 2004 to present.

        Currently pending is the EEOC's Motion for Partial Summary Judgment relating to two of the Company's defenses challenging the sufficiency of the Commission's conciliation efforts and the scope of its investigation. The Company has opposed this motion as prematurely-filed in light of the status of various discovery issues.

        The Company believes that its criminal background check process is both lawful and necessary to a safe environment for its employees and customers and the protection of its assets and shareholders' investments. The Company also does not believe that this matter is amenable to class or similar treatment. However, at this time, it is not possible to predict whether the action will ultimately be permitted to proceed as a class or in a similar fashion or the size of any putative class. Likewise, at this time, it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of this action on the merits or otherwise. For these reasons, the Company cannot estimate the potential exposure or range of potential loss. If the matter were to proceed successfully as a class or similar action or the Company is unsuccessful in its defense efforts as to the merits of the action, the resolution of this matter could have a material adverse effect on the Company's consolidated financial statements as a whole.

        On May 23, 2013, a lawsuit entitled Juan Varela v. Dolgen California and Does 1 through 50 ("Varela") was filed in the Superior Court of the State of California for the County of Riverside. In the original complaint, the Varela plaintiff alleges that he and other "key carriers" were not provided with meal and rest periods in violation of California law and seeks to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys' fees and costs and seeks to represent a putative class of California "key carriers" as to these claims. The Varela plaintiff also asserts a claim for unfair business practices and seeks to proceed under California's Private Attorney General Act (the "PAGA"). The Company filed its answer to the complaint on July 1, 2013.

        On November 4, 2014, the Varela plaintiff filed an amended complaint to add Victoria Lee Dinger Main as a named plaintiff and to add putative class claims on behalf of "key carriers" for alleged inaccurate wage statements and failure to provide appropriate pay upon termination in violation of California law. The Company filed its answer to the amended complaint on December 23, 2014. The parties have been ordered to engage in informal discovery. A mediation was held in November 2015, which was unsuccessful.

        On January 15, 2015, a lawsuit entitled Kendra Pleasant v. Dollar General Corporation, Dolgen California, LLC, and Does 1 through 50 ("Pleasant") was filed in the Superior Court of the State of California for the County of San Bernardino in which the plaintiff seeks to proceed under the PAGA for various alleged violations of California's Labor Code. Specifically, the plaintiff alleges that she and

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

other similarly situated non-exempt California store-level employees were not paid for all time worked, provided meal and rest breaks, reimbursed for necessary work related expenses, and provided with accurate wage statements and seeks to recover unpaid wages, civil and statutory penalties, interest, attorneys' fees and costs. On March 12, 2015, the Company filed a demurrer asking the court to stay all proceedings in the Pleasant matter pending an issuance of a final judgment in the Varela matter. The court granted the Company's demurrer and stayed proceedings until resolution of the Varela matter. Subsequently, the Pleasant plaintiff moved to transfer this matter to the Superior Court of the State of California for the County of Riverside where the Varela matter is pending, which the Company opposed. The court denied the Pleasant plaintiff's motion to transfer.

        On February 20, 2015, a lawsuit entitled Julie Sullivan v. Dolgen California and Does 1 through 100 ("Sullivan") was filed in the Superior Court of the State of California for the County of Alameda in which the plaintiff alleges that she and other similarly situated Dollar General Market store managers in the State of California were improperly classified as exempt employees and were not provided with meal and rest breaks and accurate wage statements in violation of California law. The Sullivan plaintiff also alleges that she and other California store employees were not provided with printed wage statements, purportedly in violation of California law. The plaintiff seeks to recover unpaid wages, including overtime pay, civil and statutory penalties, interest, injunctive relief, restitution, and attorneys' fees and costs.

        On April 8, 2015, the Company removed this matter to the United States District Court for the Northern District of California and filed its answer on the same date. On April 29, 2015, the Sullivan plaintiff amended her complaint to add a claim under the PAGA. The Company's response to the amended complaint was filed on May 14, 2015. The plaintiff's motion for class certification was filed on March 12, 2016. The matter has been set for trial on October 31, 2016. A mediation conducted in early March 2016 was unsuccessful.

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

        In December 2015, the Company was notified of seven lawsuits in which the plaintiffs allege violation of state consumer protection laws relating to the labeling, marketing and sale of Dollar General private-label motor oil. Six of these lawsuits were filed in various federal district courts of the United States: Bradford Barfoot and Leonard Karpeichik v. Dolgencorp, LLC (filed in the Southern District of Florida on December 18, 2015) ("Barfoot"); Milton M. Cooke, Jr. v. Dollar General Corporation (filed in the Southern District of Texas on December 21, 2015) ("Cooke"); William Flinn v. Dolgencorp, LLC (filed in the District Court for New Jersey on December 17, 2015) ("Flinn"); John J. McCormick, III v. Dolgencorp, LLC (filed in the District Court of Maryland on December 23, 2015) ("McCormick"); David Sanchez v. Dolgencorp, LLC (filed in the Central District of California on

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

December 17, 2015) ("Sanchez"); and Will Sisemore v. Dolgencorp, LLC (filed in the Northern District of Oklahoma on December 21, 2015) ("Sisemore").

        The seventh matter, Chuck Hill v. Dolgencorp, LLC ("Hill"), was filed in Orleans County Superior Court in Vermont on December 22, 2015, and subsequently removed to the United States District Court for the District of Vermont on February 8, 2016.

        In February and March 2016, the Company was notified of thirteen additional lawsuits alleging similar claims concerning Dollar General private-label motor oil. All of these lawsuits were filed in various federal district courts of the United States: Allen Brown v. Dollar General Corporation and DG Retail, LLC (filed in the District of Colorado on February 10, 2016) ("Brown"); Miriam Fruhling v. Dollar General Corporation and Dolgencorp, LLC (filed in the Southern District of Ohio on February 10, 2016) ("Fruhling"); John Foppe v. Dollar General Corporation and Dolgencorp, LLC (filed in the Eastern District of Kentucky on February 10, 2016) ("Foppe"); Kevin Gadson v. Dolgencorp, LLC (filed in the Southern District of New York on February 8, 2016) ("Gadson"); Bruce Gooel v. Dolgencorp, LLC (filed in the Eastern District of Michigan on February 8, 2016) ("Gooel"); Janine Harvey v. Dollar General Corporation and Dolgencorp, LLC (filed in the District Court for Nebraska on February 10, 2016) ("Harvey"); Nicholas Meyer v. Dollar General Corporation and DG Retail, LLC (filed in the District of Kansas on February 9, 2016) ("Meyer"); Robert Oren v. Dollar General Corporation and Dolgencorp, LLC (filed in the Western District of Missouri on February 8, 2016) ("Oren"); Scott Sheehy v. Dollar General Corporation and DG Retail, LLC (filed in the District Court for Minnesota on February 9, 2016) ("Sheehy"); Gerardo Solis v. Dollar General Corporation and DG Retail, LLC (filed in the Northern District of Illinois on February 12, 2016) ("Solis"); Roberto Vega v. Dolgencorp, LLC (filed in the Central District of California on February 8, 2016) ("Vega"); Matthew Wait v. Dollar General Corporation and Dolgencorp, LLC (filed in the Western District of Arkansas on February 16, 2016) ("Wait"); and James Taschner v. Dollar General Corporation and Dolgencorp, LLC (filed in the Eastern District of Missouri on March 15, 2016) ("Taschner").

        The plaintiffs in the Taschner, Vega and Sanchez matters seek to proceed on a nationwide and statewide class basis, while the plaintiffs in the other matters seek to proceed only on a statewide class basis. Each plaintiff seeks, for himself or herself and the putative class he or she seeks to represent, some or all of the following relief: compensatory damages, injunctive relief prohibiting the sale of the products at issue and requiring the dissemination of corrective advertising, certain statutory damages (including treble damages), punitive damages and attorneys' fees.

        On February 1, 2016, the Sanchez plaintiff voluntarily dismissed his complaint without prejudice.

        The Company filed a motion to dismiss the plaintiffs' claims and a motion to strike the class allegations in the Barfoot matter on February 4, 2016; in the Hill matter on February 8, 2016; in the Cooke matter on February 24, 2016; in the Sisemore matter on March 4, 2016; and in the Flinn matter on March 10, 2016.

        On March 7, 2016, the Company filed a motion with the United States Judicial Panel on Multidistrict Litigation requesting that all cases be transferred to the United States District Court for the Eastern District of Michigan, or, in the alternative to the Western District of Missouri or the Southern District of Florida, for consolidated pretrial proceedings ("Motion to Transfer"). After receiving notice of the Company's Motion to Transfer, the court stayed and administratively closed the Barfoot matter pending a transfer decision by the Judicial Panel on Multidistrict Litigation.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and contingencies (Continued)

        The Company's responsive pleadings are due in the McCormick matter on March 21, 2016; in the Fruhling matter on April 4, 2016; in the Meyer matter on April 6, 2016; in the Sheehy matter on April 7, 2016; in the Solis matter on April 8, 2016; in the Foppe matter and Gooel matter on April 15, 2016; and in the Harvey, Oren and Vega matters on April 22, 2016.

        The Company believes that the labeling, marketing and sale of its private-label motor oil complies with applicable federal and state requirements and is not misleading. The Company further believes that these matters are not appropriate for class or similar treatment. The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether any of these cases will be permitted to proceed as a class or the size of any putative class. Likewise, at this time, it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. For these reasons, the Company is unable to estimate the potential loss or range of loss in these matters; however if the Company is not successful in its defense efforts, the resolution of any of these actions could have a material adverse effect on the Company's consolidated financial statements as a whole.

        From time to time, the Company is a party to various other legal actions involving claims incidental to the conduct of its business, including actions by employees, consumers, suppliers, government agencies, or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation, including without limitation under federal and state employment laws and wage and hour laws. The Company believes, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's consolidated financial statements as a whole. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company's results of operations, cash flows, or financial position. In addition, certain of these lawsuits, if decided adversely to the Company or settled by the Company, may result in liability material to the Company's financial position or may negatively affect operating results if changes to the Company's business operation are required.

9. Benefit plans

        The Dollar General Corporation 401(k) Savings and Retirement Plan, which became effective on January 1, 1998, is a safe harbor defined contribution plan and is subject to the Employee Retirement and Income Security Act ("ERISA").

        A participant's right to claim a distribution of his or her account balance is dependent on the plan, ERISA guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During 2015, 2014 and 2013, the Company expensed approximately $15.0 million, $13.7 million and $13.0 million, respectively, for matching contributions.

        The Company also has a nonqualified supplemental retirement plan ("SERP") and compensation deferral plan ("CDP"), known as the Dollar General Corporation CDP/SERP Plan, for a select group of management and other key employees. The Company incurred compensation expense for these plans of approximately $1.1 million, $0.8 million and $1.2 million in 2015, 2014 and 2013, respectively.

        The CDP/SERP Plan assets are invested in accounts selected by the Company's Compensation Committee or its delegate, and the associated deferred compensation liability is reflected in the consolidated balance sheets as further discussed in Note 6.

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

        On July 6, 2007, the Company's Board of Directors adopted the 2007 Stock Incentive Plan for Key Employees, which plan was subsequently amended (as so amended, the "Plan"). The Plan allows the granting of stock options, stock appreciation rights, and other stock-based awards or dividend equivalent rights to key employees, directors, consultants or other persons having a service relationship with the Company, its subsidiaries and certain of its affiliates. The number of shares of Company common stock authorized for grant under the Plan is 31,142,858. As of January 29, 2016, 18,556,241 of such shares are available for future grants.

        Since May 2011, most of the share-based awards issued by the Company have been in the form of stock options, restricted stock, restricted stock units and performance share units. With limited exceptions, stock options and restricted stock units granted to employees generally vest ratably on an annual basis over four-year and three-year periods, respectively. Awards granted to board members generally vest ratably over a one or three-year period. Performance share units generally vest ratably over a three-year period, provided that certain minimum performance criteria are met in the year of grant. With limited exceptions, the performance share unit and restricted stock unit awards are payable in shares of common stock on the vesting date.

        From July 2007 through May 2011, a significant majority of the Company's share-based awards were a combination of stock options that vest solely upon the continued employment of the recipient ("MSA Time Options") and options that vest upon the achievement of predetermined annual or cumulative financial-based targets ("MSA Performance Options") (collectively, the "MSA Options"). MSA Options generally vest ratably on an annual basis over a period of approximately five years, with limited exceptions. The MSA Options are subject to various provisions set forth in a management stockholder's agreement ("MSA") entered into with each option holder. The MSA Options have a contractual term of 10 years and an exercise price equal to the fair value of the underlying common stock on the date of grant.

        The weighted average for key assumptions used in determining the fair value of all stock options granted in the years ended January 29, 2016, January 30, 2015, and January 31, 2014, and a summary of the methodology applied to develop each assumption, are as follows:

	January 29, 2016	January 30, 2015	January 31, 2014
Expected dividend yield	1.2%	0%	0%
Expected stock price volatility	25.3%	25.6%	26.2%
Weighted average risk-free interest rate	1.8%	1.9%	1.2%
Expected term of options (years)	6.4	6.3	6.3

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

        A summary of the Company's stock option activity, exclusive of options subject to an MSA, during the year ended January 29, 2016 is as follows:

(Intrinsic value amounts reflected in thousands)	Options Issued	Average Exercise Price	Remaining Contractual Term in Years	Intrinsic Value
Balance, January 30, 2015	2,399,124	$49.69
Granted	1,247,557	74.73
Exercised	(703,956)	45.66
Canceled	(512,760)	61.67

Balance, January 29, 2016	2,429,965	$61.19	8.1	$33,701

Exercisable at January 29, 2016	517,375	$47.31	6.7	$14,355

        The weighted average grant date fair value per share of non-MSA options granted was $18.48, $17.26 and $13.86 during 2015, 2014 and 2013, respectively. The intrinsic value of non-MSA options exercised during 2015, 2014, and 2013 was $20.8 million, $2.5 million and $0.8 million, respectively.

        The number of performance share unit awards earned is based upon the Company's annual financial performance in the year of grant as specified in the award agreement. A summary of performance share unit award activity during the year ended January 29, 2016 is as follows:

(Intrinsic value amounts reflected in thousands)	Units Issued	Intrinsic Value
Balance, January 30, 2015	212,583
Granted	103,666
Converted to common stock	(120,417)
Canceled	(51,735)

Balance, January 29, 2016	144,097	$10,816

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-based payments (Continued)

        The weighted average grant date fair value per share of performance share units granted was $74.72, $57.91 and $48.11 during 2015, 2014, and 2013, respectively.

        A summary of restricted stock unit award activity during the year ended January 29, 2016 is as follows:

(Intrinsic value amounts reflected in thousands)	Units Issued	Intrinsic Value
Balance, January 30, 2015	714,858
Granted	383,134
Converted to common stock	(326,383)
Canceled	(130,699)

Balance, January 29, 2016	640,910	$48,107

        The weighted average grant date fair value per share of restricted stock units granted was $74.67, $57.87 and $48.20 during 2015, 2014 and 2013, respectively.

        At January 29, 2016, 173,091 MSA Time Options were outstanding, all of which were exercisable, with an average exercise price of $20.36, an average remaining contractual term of 3.8 years, and an aggregate intrinsic value of $9.5 million. The intrinsic value of MSA Time Options exercised during 2015, 2014 and 2013 was $6.6 million, $6.8 million and $39.4 million, respectively.

        At January 29, 2016, 151,097 MSA Performance Options were outstanding, all of which were exercisable, with an average exercise price of $21.23, an average remaining contractual term of 3.9 years, and an aggregate intrinsic value of $8.1 million. The intrinsic value of MSA Performance Options exercised during 2015, 2014 and 2013 was $4.9 million, $4.9 million and $39.1 million, respectively.

        In March 2012, the Company issued a performance-based award of 326,037 shares of restricted stock to its former Chairman and Chief Executive Officer. The restricted stock award had a fair value on the grant date of $45.25 per share, with the award scheduled to vest in one-half increments contingent upon, among other things, meeting certain specified earnings per share targets for 2014 and 2015. The target for 2014 was met and the applicable shares vested. Certain conditions relating to the 2015 tranche of the award were not satisfied and therefore the applicable shares did not vest.

        At January 29, 2016, the total unrecognized compensation cost related to nonvested stock-based awards was $48.2 million with an expected weighted average expense recognition period of 1.7 years.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-based payments (Continued)

        The fair value method of accounting for share-based awards resulted in share-based compensation expense (a component of SG&A expenses) and a corresponding reduction in net income before income taxes as follows:

(In thousands)	Stock Options	Performance Share Units	Restricted Stock Units	Restricted Stock	Total
Year ended January 29, 2016
Pre-tax	$11,113	$4,856	$22,578	$—	$38,547
Net of tax	$6,779	$2,962	$13,772	$—	$23,513
Year ended January 30, 2015
Pre-tax	$8,533	$5,461	$15,968	$7,376	$37,338
Net of tax	$5,206	$3,332	$9,742	$4,500	$22,780
Year ended January 31, 2014
Pre-tax	$7,634	$3,448	$9,879	$—	$20,961
Net of tax	$4,649	$2,100	$6,016	$—	$12,765

11. Segment reporting

        The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company's business. As of January 29, 2016, all of the Company's operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material with regard to assets, results of operations or otherwise, to the consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

(In thousands)	2015	2014	2013
Classes of similar products:
Consumables	$15,457,611	$14,321,080	$13,161,825
Seasonal	2,522,701	2,344,993	2,259,516
Home products	1,289,423	1,205,373	1,115,648
Apparel	1,098,827	1,038,142	967,178

Net sales	$20,368,562	$18,909,588	$17,504,167

12. Common stock transactions

        On August 29, 2012, the Company's Board of Directors authorized a common stock repurchase program, which the Board has increased on several occasions. Most recently, on December 2, 2015, the Company's Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program. As of January 29, 2016, a cumulative total of $4.0 billion had been authorized under the program since its inception and $923.8 million remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Common stock transactions (Continued)

under the Company's debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings under the Facilities discussed in further detail in Note 5.

        During the years ended January 29, 2016, January 30, 2015, and January 31, 2014, the Company repurchased approximately 17.6 million shares of its common stock at a total cost of $1.3 billion, approximately 14.1 million shares at a total cost of $0.8 billion and approximately 11.0 million shares of its common stock at a total cost of $0.6 billion, respectively, pursuant to its common stock repurchase programs.

        The Company paid quarterly cash dividends of $0.22 per share during each of the four quarters of 2015. On March 8, 2016, the Company's Board of Directors approved a quarterly cash dividend of $0.25 per share, which is payable on April 12, 2016 to shareholders of record as of March 29, 2016. The declaration of future cash dividends is subject to the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

13. Corporate restructuring

        On October 13, 2015, the Company implemented a restructuring of its corporate support functions, including the elimination of approximately 255 positions, substantially all of which were at the Company's corporate headquarters and effective immediately. The restructuring is part of a broader initiative aimed at improving efficiencies and reducing expenses.

        The Company incurred pretax expense of $6.1 million associated with this restructuring for severance-related benefits. This expense is reflected in Selling, general, and administrative expenses on the Company's consolidated statements of income for the year ended January 29, 2016. As of January 29, 2016, the remaining liability related to these charges is $3.5 million.

14. Quarterly financial data (unaudited)

        The following is selected unaudited quarterly financial data for the fiscal years ended January 29, 2016 and January 30, 2015. Each quarterly period listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Net sales	$4,918,672	$5,095,904	$5,067,048	$5,286,938
Gross profit	1,498,705	1,588,155	1,536,962	1,682,269
Operating profit	428,194	475,812	423,859	612,429
Net income	253,235	282,349	253,321	376,175
Basic earnings per share	0.84	0.95	0.87	1.30
Diluted earnings per share	0.84	0.95	0.86	1.30

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly financial data (unaudited) (Continued)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Net sales	$4,522,081	$4,724,039	$4,724,409	$4,939,059
Gross profit	1,357,746	1,455,574	1,423,748	1,565,439
Operating profit	379,708	428,526	394,143	566,716
Net income	222,398	251,260	236,316	355,371
Basic earnings per share	0.72	0.83	0.78	1.17
Diluted earnings per share	0.72	0.83	0.78	1.17

        As discussed in Note 13, in the third quarter of 2015, the Company implemented a restructuring of its corporate support functions. As a result, the Company incurred expenses, primarily related to severance-related benefits, of $6.1 million ($3.7 million net of tax, or $0.01 per diluted share), which was recognized as Selling, general, and administrative expense.

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

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, management designed and implemented a structured and comprehensive assessment process to evaluate the effectiveness of its internal control over financial reporting. Such assessment was based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting is effective as of January 29, 2016.

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

        We have audited Dollar General Corporation and subsidiaries' internal control over financial reporting as of January 29, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Dollar General Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Dollar General Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar General Corporation and subsidiaries as of January 29, 2016 and January 30, 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 29, 2016 of Dollar General Corporation and subsidiaries and our report dated March 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 22, 2016

        (d)    Changes in Internal Control Over Financial Reporting.    There have been no changes during the quarter ended January 29, 2016 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On March 7, 2016, Mr. John W. Flanigan, Executive Vice President, Global Supply Chain, advised the Company of his intent to retire effective April 29, 2016.

        On March 16, 2016, the Company's Compensation Committee (the "Committee") awarded 119,599 non-qualified stock options ("Options") and 27,367 performance share units ("PSUs") to Mr. Vasos and 32,890 Options and 7,526 PSUs to each of Messrs. Garratt, Flanigan and Ravener and Ms. Taylor on the terms and subject to the conditions set forth in the form of Option award agreement and form of PSU award agreement attached hereto as Exhibit 10.5 and Exhibit 10.10, respectively (collectively, the "Form Award Agreements"), and subject to the terms and conditions of the previously filed Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation (the "Plan").

        The Options have a term of ten years and, subject to earlier forfeiture or accelerated vesting under certain circumstances described in the form of Option award agreement, generally will vest in four equal annual installments beginning on April 1, 2017.

        The PSUs represent a target number of units that can be earned if certain performance measures are achieved during the performance period (which is the Company's fiscal year 2016) (the "Performance Period") and if certain additional vesting requirements are met. The performance measures are goals related to adjusted EBITDA (weighted 50%) and ROIC (weighted 50%) as established by the Committee on the grant date. The number of PSUs earned will vary between 0% and 300% of the target amount based on actual performance compared to target performance on a graduated scale, with performance at the target level resulting in 100% of the target number of PSUs being earned. At the conclusion of the Performance Period, the Committee will determine the level of achievement of each performance goal measure and the corresponding number of PSUs earned by each grantee. Subject to certain pro-rata vesting conditions, one-third of the PSUs earned by each grantee will vest on the last day of the Performance Period and be paid on April 1, 2017. The remaining two-thirds of the PSUs earned by each grantee will vest in equal installments on April 1, 2018 and April 1, 2019, in each case subject to the grantee's continued employment with the Company and certain accelerated vesting provisions described in the form of PSU award agreement.

        The Form Award Agreements also provide that in the event of a Change in Control (as defined in the Form Award Agreements) of the Company, a grantee will only receive an accelerated payout of his or her equity award if a Qualifying Termination (as defined in the Form Award Agreements) occurs within two years following the Change in Control.

        Also, on March 16, 2016, in addition to the award of Options and PSUs as outlined above, the Committee awarded Mr. Vasos 85,759 Options according to the terms of the form of Option award agreement attached hereto as Exhibit 10.38 and subject to the terms and conditions of the Plan. Subject to certain forfeiture and limited vesting acceleration events (including the same Change in Control provisions as described above), such Option award is scheduled to vest ratably in installments of 33 1/3% on each of the third, fourth and fifth anniversaries of the grant date, subject to holding requirements through the fifth anniversary of the grant date, and will terminate no later than ten years from the grant date.

        The foregoing descriptions of all Options and PSU awards and the forms of award agreements are summaries only, do not purport to be complete, and are qualified in their entirety by reference to the filed forms of award agreement attached hereto as Exhibits 10.5, 10.10 and 10.38.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (a)    Information Regarding Directors and Executive Officers.    The information required by this Item 10 regarding our directors and director nominees is contained under the captions "Who are the nominees this year," "What are the backgrounds of this year's nominees," "Are there any familial relationships between any of the nominees," "How are directors identified and nominated," and "What particular experience, qualifications, attributes or skills led the Board of Directors to conclude that each nominee should serve as a director of Dollar General," all under the heading "Proposal 1: Election of Directors" in our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders to be held on May 25, 2016 (the "2016 Proxy Statement"), which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant," which information under such caption is incorporated herein by reference.

        (b)    Compliance with Section 16(a) of the Exchange Act.    Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2016 Proxy Statement, which information under such caption is incorporated herein by reference.

        (c)    Code of Business Conduct and Ethics.    We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and Board members. This Code is posted on the Investor Information section of our Internet website at www.dollargeneral.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Dollar General Corporation, c/o Investor Relations Department, 100 Mission Ridge, Goodlettsville, TN 37072. We intend to provide any required disclosure of an amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.dollargeneral.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

        (d)    Procedures for Shareholders to Nominate Directors.    There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's Board of Directors.

        (e)    Audit Committee Information.    Information required by this Item 10 regarding our audit committee and our audit committee financial experts is contained under the captions "Corporate Governance—Does the Board of Directors have standing Audit, Compensation and Nominating Committees" and "—Does Dollar General have an audit committee financial expert serving on its Audit Committee" in the 2016 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, and compensation committee interlocks and insider participation is contained under the captions "Director Compensation" and "Executive Compensation" in the 2016 Proxy Statement, which information under such captions is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a)    Equity Compensation Plan Information.    The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of January 29, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,539,160	$56.43	18,556,241
Equity compensation plans not approved by security holders	—	—	—

Total(1)	3,539,160	$56.43	18,556,241

(1)
Column (a) consists of shares of common stock issuable upon exercise of outstanding options and upon vesting and payment of share units and deferred shares, including dividend equivalents accrued thereon, under the Amended and Restated 2007 Stock Incentive Plan. Share units, deferred shares and dividend equivalents are settled for shares of common stock on a one-for-one basis and have no exercise price. Accordingly, they have been excluded for purposes of computing the weighted-average exercise price in column (b). Column (c) consists of shares reserved for issuance pursuant to the Amended and Restated 2007 Stock Incentive Plan, whether in the form of stock, restricted stock, share units, or other share-based awards or upon the exercise of an option or right.

        (b)    Other Information.    The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption "Security Ownership" in the 2016 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption "Transactions with Management and Others" in the 2016 Proxy Statement, which information under such caption is incorporated herein by reference.

        The information required by this Item 13 regarding director independence is contained under the caption "Director Independence" in the 2016 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption "Fees Paid to Auditors" in the 2016 Proxy Statement, which information under such caption is incorporated herein by reference.

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

DOLLAR GENERAL CORPORATION
Date: March 22, 2016	By:	/s/ TODD J. VASOS Todd J. Vasos, Chief Executive Officer

        We, the undersigned directors and officers of the registrant, hereby severally constitute Todd J. Vasos, John W. Garratt II and Anita C. Elliott, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TODD J. VASOS TODD J. VASOS	Chief Executive Officer & Director (Principal Executive Officer)	March 22, 2016
/s/ JOHN W. GARRATT JOHN W. GARRATT	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	March 22, 2016
/s/ ANITA C. ELLIOTT ANITA C. ELLIOTT	Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)	March 22, 2016
/s/ WARREN F. BRYANT WARREN F. BRYANT	Director	March 22, 2016
/s/ MICHAEL M. CALBERT MICHAEL M. CALBERT	Director	March 22, 2016
/s/ SANDRA B. COCHRAN SANDRA B. COCHRAN	Director	March 22, 2016

Name	Title	Date

/s/ PATRICIA D. FILI-KRUSHEL PATRICIA D. FILI-KRUSHEL	Director	March 22, 2016
/s/ PAULA A. PRICE PAULA A. PRICE	Director	March 22, 2016
/s/ WILLIAM C. RHODES, III WILLIAM C. RHODES, III	Director	March 22, 2016
/s/ DAVID B. RICKARD DAVID B. RICKARD	Director	March 22, 2016

 EXHIBIT INDEX

3.1	Amended and Restated Charter of Dollar General Corporation (complete copy as amended for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended May 3, 2013, filed with the SEC on June 4, 2013 (file no. 001-11421))

3.2	Amended and Restated Bylaws of Dollar General Corporation (incorporated by reference to Exhibit 3.2 to Dollar General Corporation's Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 18, 2009 (file no. 001-11421))

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))

4.2	Form of 4.125% Senior Notes due 2017 (included in Exhibit 4.7)

4.3	Form of 1.875% Senior Notes due 2018 (included in Exhibit 4.8)

4.4	Form of 3.250% Senior Notes due 2023 (included in Exhibit 4.9)

4.5	Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.10)

4.6	Indenture, dated as of July 12, 2012, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Current Report on Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))

4.7	First Supplemental Indenture, dated as of July 12, 2012, among Dollar General Corporation, as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Current Report on Form 8-K dated July 12, 2012, filed with the SEC on July 17, 2012 (file no. 001-11421))

4.8	Third Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Current Report on Form 8-K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001-11421))

4.9	Fourth Supplemental Indenture, dated as of April 11, 2013, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dollar General Corporation's Current Report on Form 8-K dated April 8, 2013 and filed with the SEC on April 11, 2013 (file no. 001-11421))

4.10	Fifth Supplemental Indenture, dated as of October 20, 2015, between Dollar General Corporation, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dollar General Corporation's Current Report on Form 8-K dated October 15, 2015, filed with the SEC on October 20, 2015 (file no. 001-11421))

4.11	Amended and Restated Credit Agreement, dated as of October 20, 2015, among Dollar General Corporation, as borrower, Citibank, N.A., as administrative agent, and the other credit parties and lenders party thereto (incorporated by reference to Exhibit 4.3 to Dollar General Corporation's Current Report on Form 8-K dated October 15, 2015 and filed with the SEC on October 20, 2015 (file no. 001-11421))

10.1	Amended and Restated 2007 Stock Incentive Plan for Key Employees of Dollar General Corporation and its Affiliates (effective June 1, 2012) (incorporated by reference to Appendix A to Dollar General Corporation's Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001-11421))*

10.2	Form of Stock Option Award Agreement (approved May 24, 2011) for awards made prior to December 2014 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))*

10.3	Form of Stock Option Award Agreement (approved March 20, 2012) for annual awards beginning March 20, 2012 and prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421)) *

10.4	Form of Stock Option Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.5	Form of Stock Option Award Agreement (approved March 16, 2016) for awards beginning March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan*

10.6	Form of Stock Option Award Agreement (approved August 26, 2014) for awards beginning December 2014 and prior to May 2016 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.7	Form of Performance Share Unit Award Agreement (approved March 20, 2012) for annual awards prior to March 2014 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*

10.8	Form of Performance Share Unit Award Agreement (approved March 18, 2014) for annual awards beginning March 2014 and prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))*

10.9	Form of Performance Share Unit Award Agreement (approved August 26, 2014) for annual awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))*

10.10	Form of Performance Share Unit Award Agreement (approved March 16, 2016) for awards beginning March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan*

10.11	Form of Restricted Stock Unit Award Agreement (approved March 20, 2012) for annual awards made prior to March 2015 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Current Report on Form 8-K dated March 20, 2012, filed with the SEC on March 26, 2012 (file no. 001-11421))*

10.12	Form of Restricted Stock Unit Award Agreement (approved March 17, 2015) for awards beginning March 2015 and prior to March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2015, filed with the SEC on June 2, 2015 (file no. 001-11421))*

10.13	Form of Restricted Stock Unit Award Agreement (approved March 16, 2016) for awards beginning March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan*

10.14	Waiver of Certain Limitations Set Forth in Option Agreements Pertaining to Options Previously Granted under the Amended and Restated 2007 Stock Incentive Plan, effective August 26, 2010 (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2010, filed with the SEC on August 31, 2010 (file no. 001-11421))*

10.15	Waiver of Transfer Restrictions dated February 1, 2013 (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated February 1, 2013, filed with the SEC on February 5, 2013 (file no. 001-11421))*

10.16	Form of Restricted Stock Unit Award Agreement for awards prior to May 24, 2011 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))

10.17	Form of Restricted Stock Unit Award Agreement (approved May 24, 2011) for awards prior to May 29, 2014 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2011, filed with the SEC on June 1, 2011 (file no. 001-11421))

10.18	Form of Restricted Stock Unit Award Agreement (approved May 28, 2014) for awards beginning May 29, 2014 and prior to February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2014, filed with the SEC on June 3, 2014 (file no. 001-11421))

10.19	Form of Restricted Stock Unit Award Agreement (approved December 3, 2014) for awards beginning February 2015 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.20	Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan

10.21	Form of Stock Option Award Agreement for awards to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Dollar General Corporation's Registration Statement on Form S-1 (file no. 333-161464))

10.22	Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.10 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*

10.23	First Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007) (incorporated by reference to Exhibit 10.11 to Dollar General Corporation's Registration Statement on Form S-4 (file no. 333-148320))*

10.24	Second Amendment to the Dollar General Corporation CDP/SERP Plan (as amended and restated effective December 31, 2007), dated as of June 3, 2008 (incorporated by reference to Exhibit 10.6 to Dollar General Corporation's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, filed with the SEC on September 3, 2008 (file no. 001-11421))*

10.25	Dollar General Corporation Non-Employee Director Deferred Compensation Plan (approved December 3, 2014) (incorporated by reference to Exhibit 10.6 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC on December 4, 2014 (file no. 001-11421))

10.26	Amended and Restated Dollar General Corporation Annual Incentive Plan (effective June 1, 2012) (incorporated by reference to Appendix B to the Dollar General Corporation's Definitive Proxy Statement filed with the SEC on April 5, 2012 (file no. 001-11421))*

10.27	Dollar General Corporation 2015 Teamshare Bonus Program for Named Executive Officers (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2015, filed with the SEC on June 2, 2015 (file no. 001-11421))*

10.28	Summary of Dollar General Corporation Life Insurance Program as Applicable to Executive Officers (incorporated by reference to Exhibit 10.19 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended February 2, 2007, filed with the SEC on March 29, 2007) (file no. 001-11421))*

10.29	Dollar General Corporation Executive Relocation Policy, as amended (effective July 16, 2014) (incorporated by reference to Exhibit 10.1 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2014, filed with the SEC on August 28, 2014 (file no. 001-11421))*

10.30	Dollar General Corporation Executive Relocation Policy, as amended (effective September 22, 2015) (incorporated by reference to Exhibit 10.2 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2015, filed with the SEC on December 3, 2015 (file no. 001-11421))*

10.31	Summary of Non-Employee Director Compensation effective January 30, 2016

10.32	Employment Transition Agreement, effective March 10, 2015, between Dollar General Corporation and Richard W. Dreiling (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated March 10, 2015, filed with the SEC on March 13, 2015 (file no. 001-11421))*

10.33	Restricted Stock Unit Award Agreement, dated March 17, 2015, between Dollar General Corporation and Richard W. Dreiling (incorporated by reference to Exhibit 99 to Dollar General Corporation's Current Report on Form 8-K dated March 17, 2015, filed with the SEC on March 19, 2015 (file no. 001-11421))*

10.34	Employment Agreement, effective April 1, 2012, between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 99.1 to Dollar General Corporation's Current Report on Form 8-K dated April 16, 2012, filed with the SEC on April 19, 2012 (file no. 001-11421))*

10.35	Amendment to Employment Agreement, effective March 18, 2014, between Dollar General Corporation and David M. Tehle (incorporated by reference to Exhibit 10.32 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))*

10.36	Employment Agreement, effective June 3, 2015, between Dollar General Corporation and Todd J. Vasos (incorporated by reference to Exhibit 99.3 to Dollar General Corporation's Current Report on Form 8-K dated May 27, 2015, filed with the SEC on May 28, 2015 (file no. 001-11421))*

10.37	Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos for June 3, 2015 award (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated May 27, 2015, filed with the SEC on May 28, 2015 (file no. 001-11421))*

10.38	Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2016)*

10.39	Employment Agreement, effective April 1, 2015, between Dollar General Corporation and John W. Garratt (incorporated by reference to Exhibit 10.3 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2015, filed with the SEC on June 2, 2015 (file no. 001-11421))*

10.40	Employment Agreement, effective December 2, 2015, between Dollar General Corporation and John W. Garratt (incorporated by reference to Exhibit 99.2 to Dollar General Corporation's Current Report on Form 8-K dated December 2, 2015, filed with the SEC on December 3, 2015 (file no. 001-11421))*

10.41	Employment Agreement, effective November 1, 2013, between Dollar General Corporation and David W. D'Arezzo (incorporated by reference to Exhibit 10.37 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 20, 2014 (file no. 001-11421))*

10.42	Employment Agreement, effective August 10, 2015, between Dollar General Corporation and John W. Flanigan (incorporated by reference to Exhibit 10.6 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001-11421))*

10.43	Employment Agreement, effective August 10, 2015, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.5 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001-11421))*

10.44	Stock Option Agreement, dated as of August 28, 2008, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.40 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*

10.45	Stock Option Agreement, dated as of December 19, 2008, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.41 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*

10.46	Stock Option Agreement, dated as of March 24, 2010, between Dollar General Corporation and Robert D. Ravener (incorporated by reference to Exhibit 10.42 to Dollar General Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2011, filed with the SEC on March 22, 2011 (file no. 001-11421))*

10.47	Employment Agreement, effective August 10, 2015, between Dollar General Corporation and Rhonda M. Taylor (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015, filed with the SEC on August 27, 2015 (file no. 001-11421))*

10.48	Stock Option Agreement, dated March 24, 2010, between Dollar General Corporation and Rhonda M. Taylor*

10.49	Employment Agreement, effective June 15, 2015, between Dollar General Corporation and Jeffery C. Owen (incorporated by reference to Exhibit 10.7 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2015, filed with the SEC on December 3, 2015 (file no. 001-11421))*

10.50	Employment Agreement, effective August 7, 2015, between Dollar General Corporation and James W. Thorpe (incorporated by reference to Exhibit 10.6 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2015, filed with the SEC on December 3, 2015 (file no. 001-11421))*

10.51	Employment Agreement, effective December 2, 2015, between Dollar General Corporation and Anita C. Elliott (incorporated by reference to Exhibit 99.3 to Dollar General Corporation's Current Report on Form 8-K dated December 2, 2015, filed with the SEC on December 3, 2015 (file no. 001-11421))*

10.52	Omnibus Limited Waiver by Dollar General Corporation to the Employment Agreement and Employment Transition Agreement with certain employees of Dollar General Corporation, effective January 28, 2016*

10.53	Employment Agreement, effective March 19, 2012, between Dollar General Corporation and Gregory A. Sparks (incorporated by reference to Exhibit 10.4 to Dollar General Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, filed with the SEC on June 4, 2012 (file no. 001-11421))*

12	Calculation of Fixed Charge Ratio

21	List of Subsidiaries of Dollar General Corporation

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (included as part of the signature pages hereto)

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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