Form 10-Q
period 2016-04-29
DOLLAR GENERAL CORP
filed 2016-05-26
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2016

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

The registrant had 283,778,285 shares of common stock outstanding on May 20, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 29, 2016	January 29, 2016
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$187,687	$157,947
Merchandise inventories	3,072,063	3,074,153
Income taxes receivable	6,827	6,843
Prepaid expenses and other current assets	210,769	193,467
Total current assets	3,477,346	3,432,410
Net property and equipment	2,278,081	2,264,062
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,904	1,200,994
Other assets, net	21,464	21,830
Total assets	$11,316,384	$11,257,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,526	$1,379
Accounts payable	1,447,223	1,494,225
Accrued expenses and other	440,697	467,122
Income taxes payable	122,148	32,870
Total current liabilities	2,011,594	1,995,596
Long-term obligations	2,989,663	2,969,175
Deferred income taxes	647,626	639,955
Other liabilities	279,118	275,283

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	249,096	250,855
Additional paid-in capital	3,124,110	3,107,283
Retained earnings	2,020,784	2,025,545
Accumulated other comprehensive loss	(5,607)	(5,807)
Total shareholders’ equity	5,388,383	5,377,876
Total liabilities and shareholders’ equity	$11,316,384	$11,257,885

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended
	April 29, 2016	May 1, 2015
Net sales	$5,265,432	$4,918,672
Cost of goods sold	3,652,818	3,419,967
Gross profit	1,612,614	1,498,705
Selling, general and administrative expenses	1,131,871	1,070,511
Operating profit	480,743	428,194
Interest expense	24,081	21,576
Income before income taxes	456,662	406,618
Income tax expense	161,538	153,383
Net income	$295,124	$253,235

Earnings per share:
Basic	$1.03	$0.84
Diluted	$1.03	$0.84

Weighted average shares outstanding:
Basic	285,886	301,202
Diluted	286,978	302,089

Dividends per share	$0.25	$0.22

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended
	April 29, 2016	May 1, 2015
Net income	$295,124	$253,235
Unrealized net gain (loss) on hedged transactions, net of related income tax expense (benefit) of $130 and $481, respectively	200	758
Comprehensive income	$295,324	$253,993

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 13 weeks ended
	April 29, 2016	May 1, 2015

Cash flows from operating activities:
Net income	$295,124	$253,235
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	92,324	87,152
Deferred income taxes	7,541	(10,095)
Noncash share-based compensation	10,253	10,125
Other noncash (gains) and losses	(440)	1,407
Change in operating assets and liabilities:
Merchandise inventories	3,476	(57,103)
Prepaid expenses and other current assets	(16,676)	(12,241)
Accounts payable	(55,267)	40,123
Accrued expenses and other liabilities	(21,416)	(17,976)
Income taxes	89,294	75,865
Other	(260)	(282)
Net cash provided by (used in) operating activities	403,953	370,210

Cash flows from investing activities:
Purchases of property and equipment	(98,968)	(99,929)
Proceeds from sales of property and equipment	323	163
Net cash provided by (used in) investing activities	(98,645)	(99,766)

Cash flows from financing activities:
Repayments of long-term obligations	(497)	(25,346)
Borrowings under revolving credit facilities	751,000	13,000
Repayments of borrowings under revolving credit facilities	(731,000)	(13,000)
Repurchases of common stock	(230,961)	(534,654)
Payments of cash dividends	(71,308)	(66,037)
Other equity and related transactions	7,198	886
Net cash provided by (used in) financing activities	(275,568)	(625,151)

Net increase (decrease) in cash and cash equivalents	29,740	(354,707)
Cash and cash equivalents, beginning of period	157,947	579,823
Cash and cash equivalents, end of period	$187,687	$225,116

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$40,285	$38,676

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Dollar General Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Such financial statements consequently do not include all of the disclosures normally required by U.S. GAAP for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K, including the condensed consolidated balance sheet as of January 29, 2016 which has been derived from the audited consolidated financial statements at that date. Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016 for additional information.

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires otherwise, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2016 fiscal year is scheduled to be a 53-week accounting period ending on February 3, 2017, and the 2015 fiscal year was a 52-week accounting period that ended on January 29, 2016.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of April 29, 2016 and results of operations for the 13-week accounting periods ended April 29, 2016 and May 1, 2015 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO provision (benefit) of $(1.4) million and $0.4 million in the respective 13-week periods ended April 29, 2016 and May 1, 2015. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.  Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and is anticipating a material impact because the Company is party to a significant number of lease contracts.

In March 2016, the FASB issued amendments to existing guidance related to accounting for employee share-based payment affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance in the first quarter of 2016. The Company has elected to continue estimating forfeitures of share-based awards. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement have been applied prospectively resulting in a benefit in the current period of approximately $9.0 million, or $0.03 per diluted share. The Company has elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, $26.3 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities in the first quarter of 2015 have been reclassified as cash flows from operating activities.

2.                                      Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended April 29, 2016			13 Weeks Ended May 1, 2015
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$295,124	285,886	$1.03	$253,235	301,202	$0.84
Effect of dilutive share-based awards		1,092			887
Diluted earnings per share	$295,124	286,978	$1.03	$253,235	302,089	$0.84

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 1.6 million and 1.1 million in the 2016 and 2015 13-week periods, respectively.

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

As of April 29, 2016, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $7.0 million, $1.0 million and $0.8 million, respectively, for a total of $8.8 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $2.6 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of April 29, 2016, approximately $7.0 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rate for the 13-week period ended April 29, 2016 was 35.4% compared to an effective income tax rate of 37.7% for the 13-week period ended May 1, 2015. The tax rate for the 2016 period was lower than for the 2015 period primarily due to the 2016 adoption of amendments to accounting guidance for share-based payment discussed in Note 1, as well as the retroactive enactment of federal jobs tax credits (principally the Work Opportunity Tax Credit or “WOTC”) for employees hired after December 31, 2014.  While the Company eventually did benefit from the WOTC associated with employees hired in the 13-week period ended May 1, 2015, the benefit could not be recognized until the federal laws authorizing the credits were retroactively reenacted in December 2015.

4.                                      Current and long-term obligations

The Company’s senior unsecured credit facilities (the “Facilities”) consist of a $425.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $175.0 million. The Facilities are scheduled to mature on October 20, 2020.

As of April 29, 2016, under the Revolving Facility, the Company had outstanding borrowings of $271.0 million, outstanding standby letters of credit of $32.8 million, and borrowing availability of $696.2 million. In addition, as of April 29, 2016 the Company had outstanding commercial letters of credit of $15.9 million which were pursuant to a separate agreement.

5.                                      Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of April 29, 2016.

The following table presents the Company’s assets and liabilities disclosed at fair value as of April 29, 2016, aggregated by the level in the fair value hierarchy within which those measurements are classified.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at April 29, 2016
Liabilities:
Long-term obligations (a)	$2,362,560	$710,899	$—	$3,073,459
Deferred compensation (b)	23,902	—	—	23,902

(a)       Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $1,526 and Long-term obligations of $2,989,663.

(b)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $7,581 and noncurrent Other liabilities of $16,321.

6.                                      Commitments and contingencies

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

On June 11, 2013, the EEOC filed a lawsuit in the United States District Court for the Northern District of Illinois entitled Equal Opportunity Commission v. Dolgencorp, LLC d/b/a Dollar General in which the Commission alleges that the Company’s criminal background check policy has a disparate impact on “Black Applicants” in violation of Title VII and seeks to recover monetary damages and injunctive relief on behalf of a class of “Black Applicants.”  The Company filed its answer to the complaint on August 9, 2013.

The Court has bifurcated the issues of liability and damages for purposes of discovery and trial.  Fact discovery related to liability is to be completed on or before November 16, 2016. In response to various discovery motions, the court has entered orders requiring the Company’s production of documents, information and electronic data for the period 2004 to present.

Currently pending is the EEOC’s Motion for Partial Summary Judgment relating to two of the Company’s defenses challenging the sufficiency of the Commission’s conciliation efforts and the scope of its investigation. The Company has opposed this motion as prematurely-filed in light of the status of various discovery issues.

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

On May 23, 2013, a lawsuit entitled Juan Varela v. Dolgen California and Does 1 through 50 (“Varela”) was filed in the Superior Court of the State of California for the County of Riverside.  In the original complaint, the Varela plaintiff alleges that he and other “key carriers” were not provided with meal and rest periods in violation of California law and seeks to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys’ fees and costs and seeks to represent a putative class of California “key carriers” as to these claims.  The Varela plaintiff also asserts a claim for unfair business practices and seeks to proceed under California’s Private Attorney General Act (the “PAGA”).

On November 4, 2014, the Varela plaintiff filed an amended complaint to add Victoria Lee Dinger Main as a named plaintiff and to add putative class claims on behalf of “key carriers” for alleged inaccurate wage statements and failure to provide appropriate pay upon termination in violation of California law.

The Company filed answers to both the complaint and amended complaint.  A court-ordered mediation held in November 2015 was unsuccessful.

Plaintiffs’ motion for class certification is due to be filed on or before October 17, 2016.  The Company’s response is due to be filed on or before December 9, 2016.  Plaintiffs’ reply brief is due to be filed on January 20, 2017.

On January 15, 2015, a lawsuit entitled Kendra Pleasant v. Dollar General Corporation, Dolgen California, LLC, and Does 1 through 50 (“Pleasant”) was filed in the Superior Court of the State of California for the County of San Bernardino in which the plaintiff seeks to proceed under the PAGA for various alleged violations of California’s Labor Code.  Specifically, the plaintiff alleges that she and other similarly situated non-exempt California store-level employees were not paid for all time worked, provided meal and rest breaks, reimbursed for necessary work related expenses, and provided with accurate wage statements and seeks to recover unpaid wages, civil and statutory penalties, interest, attorneys’ fees and costs. On March 12, 2015, the Company filed a demurrer asking the court to stay all proceedings in the Pleasant matter pending an issuance of a final judgment in the Varela matter.  The court granted the Company’s demurrer and stayed proceedings until resolution of the Varela matter. Subsequently, the Pleasant plaintiff moved to transfer this matter to the Superior Court of the State of California for the County of Riverside where the Varela matter is pending, which the Company opposed.  The court denied the Pleasant plaintiff’s motion to transfer.

On February 20, 2015, a lawsuit entitled Julie Sullivan v. Dolgen California and Does 1 through 100 (“Sullivan”) was filed in the Superior Court of the State of California for the County of Alameda in which the plaintiff alleges that she and other similarly situated Dollar General Market store managers in the State of California were improperly classified as exempt employees and were not provided with meal and rest breaks and accurate wage statements in violation of California law.  The Sullivan plaintiff also alleges that she and other California store employees were not provided with printed wage statements, purportedly in violation of California law.  The plaintiff seeks to recover unpaid wages, including overtime pay, civil and statutory penalties, interest, injunctive relief, restitution, and attorneys’ fees and costs.

On April 8, 2015, the Company removed this matter to the United States District Court for the Northern District of California and filed its answer on the same date.  On April 29, 2015, the Sullivan plaintiff amended her complaint to add a claim under the PAGA.  The Company’s response to the amended complaint was filed on May 14, 2015.

The plaintiff’s motion for class certification was filed on March 12, 2016.  Plaintiff has since conceded that her allegation that she and other Dollar General Market store managers in the State of California are improperly classified as exempt employees is not amenable to class certification.  Plaintiff continues to pursue her individual misclassification claim and class certification of her wage statement claim.

Also currently pending is the Company’s motion for summary judgment as to all of Plaintiff’s claims.

No ruling has been issued on either plaintiff’s class certification motion or the Company’s motion for summary judgment. The matter has been set for trial on October 31, 2016.  A mediation conducted in early March 2016 was unsuccessful.

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

In December 2015, the Company was notified of seven lawsuits in which the plaintiffs allege violation of state consumer protection laws relating to the labeling, marketing and sale of Dollar General private-label motor oil.  Six of these lawsuits were filed in various federal district courts of the United States: Bradford Barfoot and Leonard Karpeichik v. Dolgencorp, LLC (filed in the Southern District of Florida on December 18, 2015) (“Barfoot”); Milton M. Cooke, Jr. v. Dollar General Corporation (filed in the Southern District of Texas on December 21, 2015) (“Cooke”); William Flinn v. Dolgencorp, LLC (filed in the District Court for New Jersey on December 17, 2015) (“Flinn”); John J. McCormick, III v. Dolgencorp, LLC (filed in the District Court of Maryland on December 23, 2015) (“McCormick”); David Sanchez v. Dolgencorp, LLC (filed in the Central District of California on December 17, 2015) (“Sanchez”); and Will Sisemore v. Dolgencorp, LLC (filed in the Northern District of Oklahoma on December 21, 2015) (“Sisemore”).

The seventh matter, Chuck Hill v. Dolgencorp, LLC (“Hill”), was filed in Orleans County Superior Court in Vermont on December 22, 2015, and subsequently removed to the United States District Court for the District of Vermont on February 8, 2016.

In February, March and May 2016, the Company was notified of fourteen additional lawsuits alleging similar claims concerning Dollar General private-label motor oil. All of these lawsuits were filed in various federal district courts of the United States: Allen Brown v. Dollar General Corporation and DG Retail, LLC (filed in the District of Colorado on February 10, 2016) (“Brown”); Miriam Fruhling v. Dollar General Corporation and Dolgencorp, LLC (filed in the Southern District of Ohio on February 10, 2016) (“Fruhling”); John Foppe v. Dollar General Corporation and Dolgencorp, LLC (filed in the Eastern District of Kentucky on February 10, 2016) (“Foppe”); Kevin Gadson v. Dolgencorp, LLC (filed in the Southern District of New York on February 8, 2016) (“Gadson”); Bruce Gooel v. Dolgencorp, LLC (filed in the Eastern District of Michigan on February 8, 2016) (“Gooel”);  Janine Harvey v. Dollar General Corporation and Dolgencorp, LLC (filed in the District Court for Nebraska on February 10, 2016) (“Harvey”); Nicholas Meyer v. Dollar General Corporation and DG Retail, LLC (filed in the District of Kansas on February 9, 2016) (“Meyer”); Robert Oren v. Dollar General Corporation and Dolgencorp, LLC (filed in the Western District of Missouri on February 8, 2016) (“Oren”); Scott Sheehy v. Dollar General Corporation and DG Retail, LLC (filed in the District Court for Minnesota on February 9, 2016) (“Sheehy”); Gerardo Solis v. Dollar General Corporation and DG Retail, LLC (filed in the Northern District of Illinois on February 12, 2016) (“Solis”); Roberto Vega v. Dolgencorp, LLC (filed in the Central District of California on February 8, 2016) (“Vega”); Matthew Wait v. Dollar General Corporation and Dolgencorp, LLC, (filed in the Western District of Arkansas on February 16, 2016) (“Wait”); James Taschner v. Dollar General Corporation and Dolgencorp, LLC (filed in the Eastern District of Missouri on March 15, 2016) (“Taschner”); and Jason Wood and Roger Barrows v. Dollar General Corporation and Dolgencorp, LLC (filed in the Northern District of New York on May 9, 2016) (“Wood”).

The plaintiffs in the Taschner, Vega and Sanchez matters seek to proceed on a nationwide and statewide class basis, while the plaintiffs in the other matters seek to proceed only on a statewide class basis.  Each plaintiff seeks, for himself or herself and the putative class he or she seeks to represent, some or all of the following relief: compensatory damages, injunctive relief prohibiting the sale of the products at issue and requiring the dissemination of corrective advertising, certain statutory damages (including treble damages), punitive damages and attorneys’ fees.

On February 1, 2016, the Sanchez plaintiff voluntarily dismissed his complaint without prejudice.

The Company has filed motions to dismiss and motions to strike class allegations in the following matters: Barfoot; Brown; Cooke; Flinn; Foppe; Fruhling; Gooel; Hill; McCormick; Meyer; Oren; Sheehy; Sisemore; Solis; Wait; and Vega. The Company’s responsive pleading in the Wood matter is due on July 9, 2016.

On March 7, 2016, the Company filed a motion with the United States Judicial Panel on Multidistrict Litigation (“JPML”) requesting that all cases be transferred to the United States District Court for the Eastern District of Michigan, or, in the alternative to the Western District of Missouri or the Southern District of Florida, for consolidated pretrial proceedings (“Motion to Transfer”).  The hearing on the Company’s Motion to Transfer is scheduled for May 26, 2016.

The following cases have been stayed pending the JPML’s decision on the Motion to Transfer: Barfoot; Foppe; Fruhling; Gadsen; Harvey; Meyer; and Taschner. The courts in the Sheehy and Solis matters have stayed discovery only pending a transfer decision by the JPML.

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

7.                                      Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of April 29, 2016, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material with regard to assets, results of operations or otherwise, to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended
(in thousands)	April 29, 2016	May 1, 2015
Classes of similar products:
Consumables	$4,039,197	$3,753,978
Seasonal	623,850	586,293
Home products	322,848	303,024
Apparel	279,537	275,377
Net sales	$5,265,432	$4,918,672

8.                                      Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has increased on several occasions. As of April 29, 2016, a cumulative total of $4.0 billion had been authorized under the program since its inception and $692.8 million remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings including under the Facilities.

Pursuant to its common stock repurchase program, during the 13-week periods ended April 29, 2016, and May 1, 2015, the Company repurchased in the open market approximately 2.7 million shares of its common stock at a total cost of $231.0 million, and approximately 7.1 million shares of its common stock at a total cost of $534.7 million, respectively.

The Company paid a quarterly cash dividend of $0.25 per share on April 12, 2016 to shareholders of record as of March 29, 2016 as approved by the Company’s Board of Directors on March 8, 2016, and on May 24, 2016, the Company’s Board of Directors approved a quarterly cash dividend of $0.25 per share payable on June 29, 2016 to shareholders of record as of June 15, 2016. The declaration of future cash dividends is subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of April 29, 2016, and the related condensed consolidated statements of income, comprehensive income and cash flows for the thirteen week periods ended April 29, 2016 and May 1, 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar General Corporation and subsidiaries as of January 29, 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 22, 2016. In our opinion, the accompanying condensed consolidated balance sheet of Dollar General Corporation and subsidiaries as of January 29, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 26, 2016
Nashville, Tennessee

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016. It also should be read in conjunction with the disclosure under “Cautionary Disclosure Regarding Forward-Looking Statements” in this report.

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 12,719 stores located in 43 states as of April 29, 2016, geographically concentrated in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high-quality national brands from leading manufacturers, as well as comparable quality and value private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

Because the customers we serve are value-conscious, many with low or fixed incomes, we are intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years. Like other retailers, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties. Our core customers are often among the first to be affected by negative or uncertain economic conditions such as unemployment and fluctuating food, energy and medical costs, and are among the last to feel the effects of improving economic conditions. Our customer has experienced both positive and negative general economic factors during 2015 and to date in 2016, such as lower gasoline prices and unemployment rates coupled with rising rents and medical costs and lagging wage growth. The overall financial impact of these factors to our customers has been inconsistent and their duration is unknown.

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

In 2016, we expect our net sales growth to continue to be driven primarily by consumables, although we expect non-consumables sales to continue to contribute to our profitable sales growth. Same-store sales growth is key to achieving our objectives, and we are expanding our sales-driving initiatives such as cooler expansion into existing stores. An additional targeted action to drive same-store sales growth is updating our customer segmentation to gain deeper insights into the spending habits for each of our core customer segments. This helps drive our category management process, as we optimize our assortment and expand into those categories that are most likely to drive traffic to our stores.

Our in-stock improvement initiative is designed to ensure the right products are available on the shelf when our customers shop in our stores. To support this initiative and improve overall customer satisfaction, we have selectively invested incremental labor hours in those stores where we believe such increases will generate positive financial returns.  We have a disciplined approach to this labor investment and are able to quickly evaluate whether it delivers on our profitability expectations, reallocating resources as necessary.

We demonstrate our commitment to the affordability needs of our core customer by pricing more than 75% of our stock-keeping units at $5 or less at the end of the first quarter of 2016.  However, as we work to provide everyday low prices and meet our customers’ affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, efforts to improve distribution and transportation efficiencies, global sourcing, and pricing and markdown optimization. With respect to category management, the mix of sales affects profitability because the gross margin associated with sales within our consumables category generally is lower than that associated with sales within our non-consumables categories.  Even within each category, however, there are varying levels of gross margin associated with the specific items. With respect to our efforts to reduce inventory shrink, we consistently work to balance this metric with our in-stock position, and we expect additional in-store defensive merchandising and technology-based tools to further support our efforts to reduce inventory shrink.

Although frequently not quantifiable, we believe that the degree of success of these initiatives is often reflected in our same-store sales results, in the level of improvement in shopper frequency and number of items sold as well as average transaction amount. For the 2016 first quarter, we believe these ongoing initiatives helped to drive same-store sales growth in three out of our four product categories, reflecting increases in both customer traffic and average transaction amount for the 33rd consecutive quarter when compared to the prior year quarter.

To support our other operating priorities we also are focused on capturing growth opportunities and innovating within our channel. We continued to expand our store count, opening 249 stores during the 2016 first quarter.  We also have continued our store remodeling efforts and remodeled or relocated a total of 301 stores during the quarter. In fiscal 2016, we plan to open 900 stores and to relocate or remodel 875 stores, and we intend to accelerate square footage growth in 2017 with plans to open about 1,000 stores and to relocate or remodel about

900 stores. To support our new store growth and drive productivity, we are making investments in our distribution center network, recently breaking ground on our Janesville, Wisconsin distribution center with a goal to begin shipping from this facility in early 2017. We continue to innovate within our channel, and during 2016 we began the implementation of the DG16 store format. This new store format offers a total of 22 cooler doors, an increase of six cooler doors as compared to our previous new store format, and is being utilized for all new stores, relocations and remodels. The DG16 store format also offers a redesigned queueing area and other enhancements that are focused on meeting the evolving demands of our core customer while also delivering on our operating priorities. In addition, we are testing a smaller format store (less than 6,000 square feet) which we believe could allow us to capture growth opportunities in metropolitan areas as well as rural areas with a low number of households.

We have established a position as a low-cost operator, continuously seeking ways to reduce or control costs that do not affect our customer’s shopping experience. We have enhanced this position during the latter part of 2015 and into 2016 through our zero-based budgeting initiative, streamlining our business while also reducing expenses. Our goal is to lower the same-store sales growth required to leverage selling, general and administrative (“SG&A”) expenses. The first quarter of 2016 exhibited early success with this initiative. In addition, at the store level, we remain committed to simplifying or eliminating various tasks so that those time savings can be reinvested by our store managers in other areas such as ensuring customer service, improved in-stock levels, and improved store standards.  We will continue to seek additional opportunities to enhance our low-cost position; however certain changes to the overtime exemption regulations under the Fair Labor Standards Act, once implemented in December 2016, are likely to negatively impact these efforts by increasing labor costs and may adversely affect our operating results.

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

We also plan to continue to repurchase shares of our common stock and pay quarterly cash dividends, subject to Board discretion, to further enhance shareholder return in 2016.

The following include highlights of our 2016 first quarter financial results compared to the comparable 2015 period. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Net sales increased 7.0% to $5.27 billion. Sales in same-stores increased 2.2% driven by increases in customer traffic and average transaction amount. Average sales per square foot for all stores over the 52-week period ended April 29, 2016 was $226.

•                  Gross profit, as a percentage of sales, was 30.6% in the 2016 period compared to 30.5% in the 2015 period, an increase of 16 basis points, due primarily to higher initial markups and lower transportation costs.

•                  SG&A expense, as a percentage of sales, was 21.5% in the 2016 period compared to 21.8% in the 2015 period, a decrease of 26 basis points, primarily reflecting reductions in utilities costs, administrative labor costs and incentive compensation expenses, among other factors.

•                  Interest expense increased by $2.5 million to $24.1 million in the 2016 period due primarily to greater average debt outstanding and higher average interest rates.

•                  Net income was $295.1 million, or $1.03 per diluted share, in the 2016 period compared to net income of $253.2 million, or $0.84 per diluted share, in the 2015 period. Diluted shares outstanding decreased by 15.1 million shares in the 2016 period primarily as a result of share repurchases under our share repurchase program.

•                  Cash generated from operating activities was $404.0 million for the 2016 period, compared to $370.2 million in the comparable 2015 period. At April 29, 2016, we had a cash balance of $187.7 million.

•                  Total cash dividends of $71.3 million, or $0.25 per share, were paid during the 2016 period compared to $66.0 million, or $0.22 per share, in the 2015 period.

•                  Inventory turnover was 4.7 times on a rolling four-quarter basis. On a per store basis, inventories at April 29, 2016 increased by 2.1% over the balances at May 1, 2015.

•                  During the 2016 period, we opened 249 new stores, remodeled or relocated 301 stores and closed 13 stores, resulting in a store count of 12,719 as of April 29, 2016.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2016 and 2015, which represent the 53-week fiscal year ending February 3, 2017 and the 52-week fiscal year ended January 29, 2016, respectively. References to the first quarter accounting periods for 2016 and 2015 contained herein refer to the 13-week accounting periods ended April 29, 2016 and May 1, 2015, respectively.

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

The following table contains results of operations data for the most recent 13-week periods of 2016 and 2015, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2016 vs. 2015
(dollars in millions, except per share amounts)	April 29, 2016	May 1, 2015	Amount change	% change
Net sales by category:
Consumables	$4,039.2	$3,754.0	$285.2	7.6%
% of net sales	76.71%	76.32%
Seasonal	623.9	586.3	37.6	6.4
% of net sales	11.85%	11.92%
Home products	322.8	303.0	19.8	6.5
% of net sales	6.13%	6.16%
Apparel	279.5	275.4	4.2	1.5
% of net sales	5.31%	5.60%
Net sales	$5,265.4	$4,918.7	$346.8	7.0%
Cost of goods sold	3,652.8	3,420.0	232.9	6.8
% of net sales	69.37%	69.53%
Gross profit	1,612.6	1,498.7	113.9	7.6
% of net sales	30.63%	30.47%
Selling, general and administrative expenses	1,131.9	1,070.5	61.4	5.7
% of net sales	21.50%	21.76%
Operating profit	480.7	428.2	52.5	12.3
% of net sales	9.13%	8.71%
Interest expense	24.1	21.6	2.5	11.6
% of net sales	0.46%	0.44%
Income before income taxes	456.7	406.6	50.0	12.3
% of net sales	8.67%	8.27%
Income tax expense	161.5	153.4	8.2	5.3
% of net sales	3.07%	3.12%
Net income	$295.1	$253.2	$41.9	16.5%
% of net sales	5.60%	5.15%
Diluted earnings per share	$1.03	$0.84	$0.19	22.6%

13 WEEKS ENDED APRIL 29, 2016 AND MAY 1, 2015

Net Sales. The net sales increase in the 2016 quarter reflects a same-store sales increase of 2.2% compared to the 2015 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2016 quarter, there were 11,831 same-stores which accounted for sales of $5.0 billion. The increase in same-store sales reflects increases in both customer traffic and average transaction amount, with sales growth of the consumables category outpacing sales growth of the non-consumables categories. Within the non-consumables categories, growth in same-store sales was due to the seasonal and home products categories. The net sales increase also was positively affected by sales from new stores, partially offset by sales from closed stores.

Gross Profit. Gross profit increased by 7.6%, and as a percentage of sales increased by 16 basis points to 30.6%, in the 2016 quarter as compared to the comparable 2015 period. Higher initial markups on inventory purchases and lower transportation costs partially attributable to lower fuel rates were the primary factors in the improved performance, partially offset by a greater proportion of sales of consumables, which have a lower gross profit rate than our other product categories, an increased rate of inventory shrinkage, and higher markdowns.

SG&A Expense. SG&A expense was 21.5% as a percentage of sales in the 2016 quarter compared to 21.8% in the comparable 2015 period, a decrease of 26 basis points. The 2016 quarter results reflect reductions in utilities costs, administrative payroll costs, incentive compensation expenses, travel expenses, workers’ compensation costs, and advertising costs, as well as a higher volume of convenience fees associated with customer cash-back transactions. Partially offsetting these items were retail labor and occupancy costs, each of which increased at a rate greater than the increase in net sales.

Interest Expense. Interest expense increased by $2.5 million to $24.1 million in the 2016 period due primarily to an increase in average debt outstanding and higher average interest rates primarily due to the issuance of long-term debt, net of prepayments under our credit facility in October 2015. See Liquidity and Capital Resources. Total outstanding debt (including the current portion of long-term obligations) as of April 29, 2016 was $2.99 billion.

Income Taxes. The effective income tax rate for the 2016 period was 35.4% compared to 37.7% for the 2015 period which represents a net decrease of 2.3 percentage points. The tax rate for the 2016 period was lower than for the 2015 period primarily due to the 2016 early adoption of amendments to accounting guidance for share-based payment as well as the retroactive enactment of federal jobs tax credits (principally the Work Opportunity Tax Credit or “WOTC”) for employees hired after December 31, 2014.  While the Company eventually did benefit from the WOTC associated with employees hired in the 13-week period ended May 1, 2015, the benefit could not be recognized until the federal laws authorizing the credits were retroactively reenacted in December 2015. WOTC benefits have been enacted through 2019.

Due to the fact that the majority of the Company’s share-based awards typically vest in the first quarter, adoption of the amended accounting guidance is anticipated to have the most significant impact in the first quarter of 2016. It is not expected to reoccur to this degree over the balance of the year.

Liquidity and Capital Resources

We have a five-year $1.425 billion unsecured credit agreement (the “Facilities”), and we have outstanding $2.3 billion aggregate principal amount of senior notes. At April 29, 2016, we had total outstanding debt (including the current portion of long-term obligations) of $2.99 billion, which includes balances under the Facilities, and senior notes, all of which are described in greater detail below.

We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities discussed below and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and anticipated dividend payments for a period that includes the next twelve months as well as the next several years.  However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control.  Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

Facilities

Our senior unsecured credit facilities (the “Facilities”) consist of a $425.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $175.0 million. The Facilities are scheduled to mature on October 20, 2020.

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of April 29, 2016 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility.  The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on our long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 1.66% as of April 29, 2016.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required amortization under the Facilities. The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in the Company’s lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of April 29, 2016, we were in compliance with all such covenants.  The Facilities also contain customary events of default.

As of April 29, 2016, under the Revolving Facility, we had outstanding borrowings of $271.0 million, outstanding standby letters of credit of $32.8 million, and borrowing availability of $696.2 million. In addition, as of April 29, 2016 we had outstanding commercial letters of credit of $15.9 million which were pursuant to a separate agreement.

For the remainder of fiscal 2016, we anticipate potential borrowings under the Revolving Facility up to a maximum of approximately $600 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Senior Notes

We have $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which are scheduled to mature on July 15, 2017; $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.2 million, which are scheduled to mature on April 15, 2018; $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $1.7 million, which are scheduled to mature on April 15, 2023; and $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”), net of discount of $0.7 million, which are scheduled to mature on November 1, 2025. Collectively, the 2017 Senior Notes, the 2018 Senior Notes, the 2023 Senior Notes and the 2025 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”).  Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year. Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 53% of our total assets exclusive of goodwill and other intangible assets as of April 29, 2016. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

As described in Note 6 to the unaudited condensed consolidated financial statements, we are involved in a number of legal actions and claims, some of which could potentially result in material cash payments. Adverse developments in those actions could materially and adversely affect our liquidity. We also have certain income tax-related contingencies as disclosed in Note 3 to the unaudited condensed consolidated financial statements. Future negative developments could have a material adverse effect on our liquidity.

Our current Standard & Poor’s senior unsecured debt rating and corporate debt rating are BBB, both with a stable outlook, and our Moody’s senior unsecured debt rating is Baa3 with a positive outlook. Our current credit ratings, as well as future rating agency actions, could (i)

impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will maintain or improve our current credit ratings.

Unless otherwise noted, all references to the “2016 period” and the “2015 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 13-week periods ended April 29, 2016 and May 1, 2015, respectively.

Cash flows from operating activities.  Cash flows from operating activities were $404.0 million in the 2016 period, which was $33.7 million greater than the 2015 period. Changes in merchandise inventories were minimal in the 2016 period as compared to a $57.1 million decrease in the 2015 period. Changes in accounts payable resulted in a $55.3 million decrease in the 2016 period compared to a $40.1 million increase in the 2015 period, due primarily to the timing of receipts and payments. The increase in net income was due primarily to greater net sales and operating profit in the 2016 period as described in more detail above under “Results of Operations.”

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories were essentially unchanged in the 2016 period compared to a 2% increase in the 2015 period.  In the 2016 period compared to the 2015 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased by 4% compared to 5%; the seasonal category decreased by 4% compared to a 1% increase; the home products category decreased by 3% compared to a 3% increase; and apparel decreased by 12% compared to a 14% decrease. Factors impacting the changes in inventory include our efforts to improve our in-stock position, shrink levels, the timing of receipts, and sales performance.

Cash flows from investing activities.  Significant components of property and equipment purchases in the 2016 period included the following approximate amounts: $33 million for distribution and transportation-related capital expenditures; $31 million for improvements, upgrades, remodels and relocations of existing stores; $24 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; and $6 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2016 period, we opened 249 new stores and remodeled or relocated 301 stores.

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

We anticipate funding 2016 capital requirements with existing cash balances, cash flows from operations, and availability under our Revolving Facility. We plan to continue to invest in store growth and development of new stores and stores to be remodeled or relocated. Capital expenditures in 2016 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including construction of new and investments in existing distribution center facilities; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities.  Net borrowings under the Revolving Facility during the 2016 period were $20.0 million, compared to net borrowings of zero during the 2015 period. During the 2016 and 2015 periods, we repurchased 2.7 million and 7.1 million outstanding shares of our common stock at a total cost of $231.0 million and $534.7 million, respectively. Also during the 2016 and 2015 periods, we paid cash dividends of $71.3 million and $66.0 million, respectively.

Share Repurchase Program

At April 29, 2016, our common stock repurchase program had a total remaining authorization of approximately $692.8 million. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions, and the authorization has no expiration date and may be increased or terminated from time to time in the discretion of our Board of Directors. For more information about our share repurchase program, see Note 8 to the condensed consolidated financial statements.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

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

(b)                                 Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended April 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

The information contained in Note 6 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.                                       RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended April 29, 2016 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
01/30/16-02/29/16	—	$—	—	$923,803,000
03/01/16-03/31/16	2,275,815	$84.87	2,275,815	$730,657,000
04/01/16-04/29/16	447,348	$84.53	447,348	$692,843,000
Total	2,723,163	$84.81	2,723,163	$692,843,000

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

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 6. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “goal,” “opportunity,” “intend,” “could,” “can,” “would,” “committed,” “are likely to,” “are scheduled to,” “predict,” “seek,” “ensure,” “subject to,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, growth or initiatives, including the number of planned store openings, remodels and relocations and store square footage growth, progress of labor investment initiatives, progress of merchandising initiatives including customer segmentation and shrink management, trends in sales of consumable and non-consumable products, results of the investment in our personnel and the levels of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under certain of our credit facilities; the potential impact of regulatory changes; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

•                  failure to successfully execute our strategies and initiatives, including those relating to merchandising, sourcing, customer segmentation, shrink, private brand, distribution and transportation, store operations, store formats, budgeting and expense reduction, and real estate;

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

•                  the impact of changes in or noncompliance with governmental laws and regulations (including, but not limited to, environmental compliance, product safety, food safety, information security and privacy, and labor and employment laws, as well as tax laws, the interpretation of existing tax laws, or our failure to sustain our reporting positions negatively affecting our tax rate) and developments in or outcomes of private actions, class actions, administrative proceedings, regulatory actions or other litigation;

•                  natural disasters, unusual weather conditions, pandemic outbreaks, terrorist acts and geo-political events;

•                  damage or interruption to our information systems or failure of technology initiatives to deliver desired or timely results;

•                  ability to attract and retain qualified employees, while controlling labor costs (including potential effects of regulatory changes related to overtime exemption under the Fair Labor Standards Act once implemented) and other labor issues;

•                  our loss of key personnel, inability to hire additional qualified personnel or disruption of executive management as a result of retirements or transitions;

•                  failure to successfully manage inventory balances;

•                  seasonality of our business;

•                  incurrence of material uninsured losses, excessive insurance costs or accident costs;

•                  failure to maintain the security of information that we hold, whether as a result of a data security breach or otherwise;

•                  deterioration in market conditions, including market disruptions, limited liquidity and interest rate fluctuations, or a lowering of our credit ratings;

•                  new accounting guidance, or changes in the interpretation or application of existing guidance, such as changes to lease accounting guidance;

•                  factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 29, 2016; and

•                  factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

All forward-looking statements are qualified in their entirety by these and other cautionary statements that we make from time to time in our other Securities and Exchange

Commission filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned to not place undue reliance on such forward-looking statements. These factors may not contain all of the material factors that are important to you. We cannot assure you that we will realize the results or developments we anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the Registrant and in his capacity as principal financial officer of the Registrant.

DOLLAR GENERAL CORPORATION

Date:	May 26, 2016	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

10.1	Dollar General 2016 Teamshare Bonus Program for Named Executive Officers

10.2

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan

10.3

Form of Stock Option Award Agreement (approved May 24, 2016) for awards beginning May 2016 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan

10.4

Form of Stock Option Award Agreement (approved March 16, 2016) for awards beginning March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.5

Form of Performance Share Unit Award Agreement (approved March 16, 2016) for awards beginning March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.6

Form of Restricted Stock Unit Award Agreement (approved March 16, 2016) for awards beginning March 2016 to certain employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.7

Form of Restricted Stock Unit Award Agreement (approved January 26, 2016) for awards beginning February 1, 2016 to non-executive Chairmen of the Board of Directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

10.8

Form of Stock Option Award Agreement between Dollar General Corporation and Todd J. Vasos (approved March 16, 2016) (incorporated by reference to Exhibit 10.38 to Dollar General Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016, filed with the SEC on March 22, 2016 (file no. 001-11421))

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