Form 10-Q
period 2016-07-29
DOLLAR GENERAL CORP
filed 2016-08-25
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2016

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

The registrant had 281,744,265 shares of common stock outstanding on August 19, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 29, 2016	January 29, 2016
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$185,033	$157,947
Merchandise inventories	3,270,685	3,074,153
Income taxes receivable	22,985	6,843
Prepaid expenses and other current assets	229,348	193,467
Total current assets	3,708,051	3,432,410
Net property and equipment	2,349,119	2,264,062
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,816	1,200,994
Other assets, net	20,795	21,830
Total assets	$11,617,370	$11,257,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$501,548	$1,379
Accounts payable	1,720,772	1,494,225
Accrued expenses and other	474,426	467,122
Income taxes payable	22,660	32,870
Total current liabilities	2,719,406	1,995,596
Long-term obligations	2,556,464	2,969,175
Deferred income taxes	647,372	639,955
Other liabilities	280,767	275,283

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	246,983	250,855
Additional paid-in capital	3,136,683	3,107,283
Retained earnings	2,035,101	2,025,545
Accumulated other comprehensive loss	(5,406)	(5,807)
Total shareholders’ equity	5,413,361	5,377,876
Total liabilities and shareholders’ equity	$11,617,370	$11,257,885

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 26 weeks ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net sales	$5,391,891	$5,095,904	$10,657,323	$10,014,576
Cost of goods sold	3,710,124	3,507,749	7,362,942	6,927,716
Gross profit	1,681,767	1,588,155	3,294,381	3,086,860
Selling, general and administrative expenses	1,172,670	1,112,343	2,304,541	2,182,854
Operating profit	509,097	475,812	989,840	904,006
Interest expense	24,352	20,699	48,433	42,275
Income before income taxes	484,745	455,113	941,407	861,731
Income tax expense	178,227	172,764	339,765	326,147
Net income	$306,518	$282,349	$601,642	$535,584

Earnings per share:
Basic	$1.08	$0.95	$2.11	$1.79
Diluted	$1.08	$0.95	$2.11	$1.79

Weighted average shares outstanding:
Basic	283,130	295,679	284,508	298,440
Diluted	284,116	296,528	285,547	299,308

Dividends per share	$0.25	$0.22	$0.50	$0.44

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 26 weeks ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net income	$306,518	$282,349	$601,642	$535,584
Unrealized net gain on hedged transactions, net of related income tax expense of $128, $238, $258, and $719, respectively	201	355	401	1,113
Comprehensive income	$306,719	$282,704	$602,043	$536,697

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 26 weeks ended
	July 29, 2016	July 31, 2015

Cash flows from operating activities:
Net income	$601,642	$535,584
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	186,942	174,734
Deferred income taxes	7,159	(32,680)
Noncash share-based compensation	19,488	19,642
Other noncash (gains) and losses	2,081	7,734
Change in operating assets and liabilities:
Merchandise inventories	(191,682)	(246,793)
Prepaid expenses and other current assets	(34,535)	(30,754)
Accounts payable	213,767	133,615
Accrued expenses and other liabilities	15,135	29,237
Income taxes	(26,352)	(4,769)
Other	(311)	(569)
Net cash provided by (used in) operating activities	793,334	584,981

Cash flows from investing activities:
Purchases of property and equipment	(267,812)	(247,051)
Proceeds from sales of property and equipment	2,426	257
Net cash provided by (used in) investing activities	(265,386)	(246,794)

Cash flows from financing activities:
Repayments of long-term obligations	(816)	(50,605)
Borrowings under revolving credit facilities	1,583,000	445,100
Repayments of borrowings under revolving credit facilities	(1,497,000)	(272,100)
Repurchases of common stock	(454,508)	(734,334)
Payments of cash dividends	(142,161)	(131,204)
Other equity and related transactions	10,623	5,658
Net cash provided by (used in) financing activities	(500,862)	(737,485)

Net increase (decrease) in cash and cash equivalents	27,086	(399,298)
Cash and cash equivalents, beginning of period	157,947	579,823
Cash and cash equivalents, end of period	$185,033	$180,525

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$44,800	$46,427

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

The Company’s fiscal year ends on the Friday closest to January 31. Unless the context requires, and is otherwise stated as such, references to years contained herein pertain to the Company’s fiscal year. The Company’s 2016 fiscal year is scheduled to be a 53-week accounting period ending on February 3, 2017, and the 2015 fiscal year was a 52-week accounting period that ended on January 29, 2016.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of July 29, 2016 and results of operations for the 13-week and 26-week accounting periods ended July 29, 2016 and July 31, 2015 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO (benefit) of $(2.9) million and $(1.0) million in the respective 13-week periods, and $(4.3) million and $(0.6) million in the respective 26-week periods, ended July 29, 2016 and July 31, 2015. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation. Because the Company’s business is moderately seasonal, the results for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

In March 2016, the FASB issued amendments to existing guidance related to accounting for employee share-based payment affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance in the first quarter of 2016. The Company has elected to continue estimating forfeitures of share-based awards. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement were applied prospectively resulting in a benefit in the first half of 2016 of approximately $10.5 million, or $0.04 per diluted share. The Company has elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, $27.9 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities in the first half of 2015 have been reclassified as cash flows from operating activities.

2.                                      Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended July 29, 2016			13 Weeks Ended July 31, 2015
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$306,518	283,130	$1.08	$282,349	295,679	$0.95
Effect of dilutive share-based awards		986			849
Diluted earnings per share	$306,518	284,116	$1.08	$282,349	296,528	$0.95

	26 Weeks Ended July 29, 2016			26 Weeks Ended July 31, 2015
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$601,642	284,508	$2.11	$535,584	298,440	$1.79
Effect of dilutive share-based awards		1,039			868
Diluted earnings per share	$601,642	285,547	$2.11	$535,584	299,308	$1.79

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were 1.3 million and 1.0 million in the 2016 and 2015 13-week periods, respectively, and were 1.4 million and 1.1 million in the 2016 and 2015 26-week periods, respectively.

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

The Company’s 2011 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). The IRS, at its discretion, may choose to examine the Company’s 2012 through 2014 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2011 and later tax years remain open for examination by the various state taxing authorities.

As of July 29, 2016, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $6.6 million, $1.0 million and $0.9 million, respectively, for a total of $8.5 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $2.1 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of July 29, 2016, approximately $6.6 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 26-week periods ended July 29, 2016 were 36.8% and 36.1%, respectively, compared to rates of 38.0% and 37.8%, respectively, for the 13-week and 26-week periods ended July 31, 2015. The tax rate for the 2016 13-week period was lower than for the comparable 2015 period primarily due to the retroactive enactment in 2015 of federal jobs tax credits (principally the Work Opportunity Tax Credit or “WOTC”) for employees hired after December 31, 2014.  The tax rate for the 2016 26-week period was lower than for the comparable 2015 period primarily due to the 2016 adoption of amendments to accounting guidance for share-based payment discussed in Note 1, as well as the retroactive enactment of the WOTC. While the Company eventually did benefit from the WOTC associated with employees hired in the 13-week and 26-week periods ended July 31, 2015, the benefit could not be recognized until the federal laws authorizing the credits were retroactively reenacted in December 2015.

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

As of July 29, 2016, under the Revolving Facility, the Company had outstanding borrowings of $337.0 million, outstanding letters of credit of $15.5 million, and borrowing availability of $647.5 million. In addition, as of July 29, 2016 the Company had outstanding letters of credit of $35.0 million which were issued pursuant to separate agreements.

The Company also has multiple series of senior notes (collectively the “Senior Notes”) outstanding with varying maturity dates through 2025 which had an aggregate book value of $2.3 billion at July 29, 2016 and January 29, 2016. As of July 29, 2016, the Company’s 4.125% Senior Notes due July 15, 2017 are classified as Current portion of long-term obligations.

On August 1, 2016, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”).  Under this program, the Company may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes will have maturities of up to 364 days from the date of issue and will rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company has agreed to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.

5.                                      Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of July 29, 2016.

The following table presents the Company’s assets and liabilities disclosed at fair value as of July 29, 2016, aggregated by the level in the fair value hierarchy within which those measurements are classified.

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at July 29, 2016
Liabilities:
Long-term obligations (a)	$2,417,167	$775,018	$—	$3,192,185
Deferred compensation (b)	22,379	—	—	22,379

(a)       Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $501,548 and Long-term obligations of $2,556,464.

(b)       Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $5,605 and noncurrent Other liabilities of $16,774.

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

On January 15, 2015, a lawsuit entitled Kendra Pleasant v. Dollar General Corporation, Dolgen California, LLC, and Does 1 through 50 (“Pleasant”) was filed in the Superior Court of the State of California for the County of San Bernardino in which the plaintiff seeks to proceed under the PAGA for various alleged violations of California’s Labor Code.  Specifically, the plaintiff alleges that she and other similarly situated non-exempt California store-level employees were not paid for all time worked, provided meal and rest breaks, reimbursed for necessary work related expenses, and provided with accurate wage statements and seeks to recover unpaid wages, civil and statutory penalties, interest, attorneys’ fees and costs. In March 2015 the Company asked the court to stay all proceedings in the Pleasant matter pending issuance of a final judgment in the Varela matter.  The court granted the Company’s request and stayed proceedings until resolution of the Varela matter. Subsequently, the Pleasant plaintiff moved to transfer this matter to the Superior Court of the State of California for the County of Riverside where the Varela matter is pending, which the Company opposed.  The court denied the Pleasant plaintiff’s motion to transfer.

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

The plaintiff’s motion for class certification was filed in March 2016.  Plaintiff subsequently conceded that her exemption claim is not amenable to class certification but continued to pursue her individual misclassification claim and class certification of her wage statement claim.

On June 14, 2016, the parties reached a preliminary agreement, which must be submitted to and approved by the court, to resolve this matter for an amount not material to the Company’s consolidated financial statements as a whole.  At this time, although probable, it is not certain that the court will approve the settlement.  If the court does not approve the settlement and the case proceeds, it is not possible to predict whether Sullivan ultimately will be permitted to proceed as a class action with respect to the wage statement claim, and no assurances can be given that the Company will be successful in its defense on the merits or otherwise.

On July 8, 2016, a lawsuit entitled Eric Farley and Dane Rinaldi v. Dolgen California, LLC (“Farley”) was filed in the Superior Court of the State of California for the County of San Joaquin.  The Farley plaintiffs allege they and other similarly situated “key carriers” in California were not provided with meal and rest periods, accurate wage statements, and appropriate pay upon termination in violation of California law. The Farley plaintiffs seek to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys’ fees and costs.  The Farley plaintiffs have also asserted a claim for unfair business practices and have indicated their intention to seek penalties under the PAGA.

The Company believes that its policies and practices comply with California law and that the Varela, Pleasant, Sullivan, and Farley actions are not appropriate for class or similar treatment.  The Company intends to vigorously defend these actions; however, at this time, it is not possible to predict whether the Varela, Pleasant, Sullivan or Farley action ultimately will be permitted to proceed as a class, and no assurances can be given that the Company will be successful in its defense of these actions on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims asserted in the Varela, Pleasant, Sullivan or Farley action. For these reasons, the Company is unable to estimate any potential loss or range of loss in these matters; however, if the Company is not successful in its defense efforts, the resolution of any of these actions could have a material adverse effect on the Company’s consolidated financial statements as a whole.

On August 2, 2016, a lawsuit entitled Matthew Debinder v. Dolgencorp, LLC (“Debinder”) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida.  The Debinder plaintiff alleges on behalf of himself and a putative class of “applicants” that certain of the Company’s background check procedures violate the Fair Credit Reporting Act (“FCRA”).

The Company believes its background check procedures comply with the FCRA and intends to vigorously defend the Debinder matter.  However, at this time, it is not possible to predict whether the court ultimately will permit the Debinder matter to proceed as a class under the FCRA or the size of any putative class.  Likewise, at this time it is not possible to estimate the value of the claims asserted, and no assurances can be given that the Company will be successful in its defense of this action on the merits or otherwise.  For these reasons, the Company is unable to estimate the potential loss or range of loss in this matter; however, if the Company is not successful in its defense efforts, its resolution could have a material adverse effect on the Company’s consolidated financial statements as a whole.

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

In February, March and May 2016, the Company was notified of fourteen additional lawsuits alleging similar claims concerning Dollar General private-label motor oil. All of these lawsuits were filed in various federal district courts of the United States: Allen Brown v. Dollar General Corporation and DG Retail, LLC (filed in the District of Colorado on February 10, 2016) (“Brown”); Miriam Fruhling v. Dollar General Corporation and Dolgencorp, LLC (filed in the Southern District of Ohio on February 10, 2016) (“Fruhling”); John Foppe v. Dollar General Corporation and Dolgencorp, LLC (filed in the Eastern District of Kentucky on February 10, 2016) (“Foppe”); Kevin Gadson v. Dolgencorp, LLC (filed in the Southern District of New York on February 8, 2016) (“Gadson”); Bruce Gooel v. Dolgencorp, LLC (filed in the Eastern District of Michigan on February 8, 2016) (“Gooel”);  Janine Harvey v. Dollar General Corporation and Dolgencorp, LLC (filed in the District Court for Nebraska on February 10, 2016) (“Harvey”); Nicholas Meyer v. Dollar General Corporation and DG Retail, LLC (filed in the District of Kansas on February 9, 2016) (“Meyer”); Robert Oren v. Dollar General Corporation and Dolgencorp, LLC (filed in the Western District of Missouri on February 8, 2016) (“Oren”); Scott Sheehy v. Dollar General Corporation and DG Retail, LLC (filed in the District Court for Minnesota on February 9, 2016) (“Sheehy”); Gerardo Solis v. Dollar General Corporation and DG Retail, LLC (filed in the Northern District of Illinois on February 12, 2016) (“Solis”); Roberto Vega v. Dolgencorp, LLC (filed in the Central District of California on February 8, 2016) (“Vega”); Matthew Wait v. Dollar General Corporation and Dolgencorp, LLC (filed in the Western District of Arkansas on February 16, 2016) (“Wait”); James Taschner v. Dollar General Corporation and Dolgencorp, LLC (filed in the Eastern District of Missouri on March 15, 2016) (“Taschner”); and Jason Wood and Roger Barrows v. Dollar General Corporation and Dolgencorp, LLC (filed in the Northern District of New York on May 9, 2016) (“Wood”).

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

On June 2, 2016, the United States Judicial Panel on Multidistrict Litigation granted the Company’s motion to centralize the Motor Oil Lawsuits in a matter styled In re Dollar General Corp. Motor Oil Litigation, Case MDL No. 2709, before the Western District of Missouri (“Motor Oil MDL”). The plaintiffs in the Motor Oil MDL are required to file their consolidated amended complaint by August 29, 2016, and the Company must file its responsive pleading to such complaint by October 28, 2016.

In July 2016, the Company was notified of an additional lawsuit, Brandon Raab v. Dolgencorp, LLC and Dollar General Corporation (filed in the Western District of North Carolina on July 15, 2016), alleging similar claims on a statewide class basis concerning Dollar General private-label motor oil. This matter has also been transferred to the Motor Oil MDL.

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

7.                                      Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of July 29, 2016, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material with regard to assets, results of operations or otherwise, to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Classes of similar products:
Consumables	$4,116,450	$3,867,635	$8,155,647	$7,621,613
Seasonal	673,953	642,525	1,297,803	1,228,818
Home products	315,598	304,305	638,446	607,329
Apparel	285,890	281,439	565,427	556,816
Net sales	$5,391,891	$5,095,904	$10,657,323	$10,014,576

8.                                      Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions.  Most recently, on August 24, 2016, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program. Following such increase, as of August 24, 2016, a cumulative total of $5.0 billion had been authorized under the program since its inception and approximately $1.4 billion remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions. The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors. Repurchases under the program may be funded from available cash or borrowings including under the Facilities and issuance of commercial paper.

Pursuant to its common stock repurchase program, during the 26-week periods ended July 29, 2016, and July 31, 2015, the Company repurchased in the open market approximately 5.2 million shares of its common stock at a total cost of $454.5 million and approximately 9.7 million shares at a total cost of $734.3 million, respectively.

The Company paid quarterly cash dividends of $0.25 per share during each of the first and second quarters of 2016. On August 24, 2016, the Company’s Board of Directors approved a quarterly cash dividend of $0.25 per share payable on September 28, 2016 to shareholders of record as of September 14, 2016. The declaration of future cash dividends is subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

9.                                      Acquisition of facilities

In July 2016, the Company acquired 41 former Walmart Express store locations. Most of these stores are located in rural markets where the Company has existing stores, and the Company plans to relocate certain of its existing stores into 40 of these new store locations. The Company expects to incur pretax selling, general, and administrative expenses of approximately $11 million during the third quarter of 2016, primarily for lease termination costs related to the existing stores that will be closed upon relocation.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of July 29, 2016, and the related condensed consolidated statements of income and comprehensive income for the thirteen and twenty-six week periods ended July 29, 2016 and July 31, 2015, and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 29, 2016 and July 31, 2015.  These financial statements are the responsibility of the Company’s management.

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

August 25, 2016
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

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 12,967 stores located in 43 states as of July 29, 2016, geographically concentrated in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high-quality national brands from leading manufacturers, as well as comparable quality and value private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

Because the customers we serve are value-conscious, many with low or fixed incomes, we are intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years. Like other retailers, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties. Our core customers are often among the first to be affected by negative or uncertain economic conditions and are among the last to feel the effects of improving economic conditions, as we have seen a declining trend in our core customer’s all-outlet retail spending, which we monitor through syndicated data. Our core customer has experienced both positive and negative general economic factors during the first half of 2016, such as lower gasoline prices and unemployment rates coupled with rising rents and medical costs, a continued reduction in governmental Supplemental Nutrition Assistance Program participation rates and benefit levels and stagnant wage growth. The overall financial impact of these factors to our customers has been inconsistent and their duration is unknown.

We remain committed to our long-term operating priorities as we consistently strive to improve our performance while retaining our customer-centric focus. We are keenly focused on executing the following priorities: 1) driving profitable sales growth, 2) capturing growth opportunities, 3) enhancing our position as a low-cost operator, and 4) investing in our people as a competitive advantage.

We seek to drive profitable sales growth through initiatives such as improvement in our in-stock position, as well as an ongoing focus on enhancing our margins while maintaining both everyday low price and affordability.

We expect our net sales growth to continue to be driven primarily by consumables, although we expect non-consumables sales to continue to contribute to our profitable sales growth. Same-store sales growth is key to achieving our objectives, and in light of the current operating environment we are making pricing adjustments as well as labor and marketing investments in designated geographies with a focus on the consumables category. We plan to evaluate and refresh these pricing adjustments across various items, categories and markets as we move through the remainder of the year. These steps are being taken in an attempt to further grow our market share by increasing both item units sold and customer traffic, although it will likely take time for these initiatives to resonate with our customer.

During 2016 we have made significant progress with the rollout of our other sales-driving initiatives, such as the expansion of coolers in existing stores and the expansion of certain product classes including health and beauty care and party and stationery. We have updated our customer segmentation information and have been able to gain deeper insights into the spending habits for each of our core customer segments. This helps drive our category management process, as we optimize our assortment and expand into those products that are most likely to drive traffic to our stores.

Our in-stock improvement initiative is designed to ensure the right products are available on the shelf when our customers shop in our stores. To support this initiative and improve overall customer satisfaction, in addition to driving same-store sales, we have selectively increased our incremental labor investment in those stores where we believe such increases will generate positive financial returns.  We have a disciplined approach to this labor investment and are able to quickly evaluate whether it delivers on our profitability expectations, reallocating resources as necessary.

We demonstrate our commitment to the affordability needs of our core customer by pricing more than 80% of our stock-keeping units at $5 or less as of the end of the second quarter of 2016.  However, as we work to provide everyday low prices and meet our customers’ affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, efforts to improve distribution and transportation efficiencies, global sourcing, and pricing and markdown optimization. With respect to category management, the mix of sales affects profitability because the gross margin associated with sales of products within our consumables category generally is lower than that associated with sales of products within our non-consumables categories.  Even within each category, however, there are varying levels of gross margin associated with the specific items. With respect to our efforts to reduce inventory shrink, we consistently work to balance this metric with our in-stock position, and we plan to roll out additional in-store defensive merchandising and technology-based tools to further support our efforts to reduce inventory shrink.

To support our other operating priorities we also are focused on capturing growth opportunities and innovating within our channel. We continued to expand our store count,

opening 261 stores and remodeling or relocating a total of 293 stores during the 2016 second quarter. Also in the 2016 second quarter, we purchased 41 former Walmart Express store locations. Forty of these acquired stores will serve as relocation sites for existing stores, and 37 of the 41 purchased stores will offer fueling stations. In conjunction with the purchase, we anticipate expenses resulting in a reduction of approximately $0.02 to $0.03 in diluted earnings per share (“EPS”) during the third quarter of 2016, primarily related to closed store lease obligations.

For fiscal 2016, we plan to open 900 stores and, as a result of the Walmart Express stores purchased, we have increased the number of stores we plan to remodel or relocate to 900 stores in 2016. We intend to accelerate square footage growth in 2017 with plans to open about 1,000 stores and to relocate or remodel an additional 900 stores.  We continue to innovate within our channel, and during 2016 we began the implementation of the DG16 store format. This new store format offers a total of 22 cooler doors, an increase of six cooler doors as compared to our previous new store format, and is being utilized for all new stores, relocations and remodels. The DG16 store format also offers a redesigned queueing area and other enhancements that are focused on meeting the evolving demands of our core customer while also delivering on our operating priorities. We also continue to test a smaller format store (fewer than 6,000 square feet) which we believe could allow us to capture growth opportunities in metropolitan areas as well as rural areas with a low number of households. To support our new store growth and drive productivity, we are making investments in our distribution center network. Construction is proceeding as planned on our Janesville, Wisconsin distribution center with a goal to begin shipping from this facility in early 2017. More recently, we have begun work on our 15th distribution center in Jackson, Georgia.

We have established a position as a low-cost operator, continuously seeking ways to reduce or control costs that do not affect our customer’s shopping experience. We have enhanced this position during 2016 through our zero-based budgeting initiative, streamlining our business while also reducing expenses. Our goal is to lower the same-store sales growth required to leverage selling, general and administrative (“SG&A”) expenses. The first and second quarters of 2016 exhibited early success with this initiative. In addition, we remain committed to simplifying or eliminating various tasks so that those time savings can be reinvested in other areas such as enhanced customer service, higher in-stock levels, and improved store standards.  In December 2016 we will be implementing our plan to address certain changes in the overtime exemption regulations under the Fair Labor Standards Act. We are testing various ways to comply with the required changes that best serve the needs of our employees, customers and shareholders and currently anticipate the incremental expense impact on diluted EPS for fiscal 2016 to be a reduction of approximately $0.03 to $0.04. We will also incur incremental SG&A expenses associated with the purchase of the Walmart Express stores, primarily related to the closed store lease obligations discussed above.

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

Furthermore, we believe that reducing our store manager turnover likely results in improved store financial performance in key areas such as shrink and sales. We have also implemented training programs for high-potential employees, and believe that these and other efforts will produce a more stable, engaged workforce.

We also plan to continue to repurchase shares of our common stock and pay quarterly cash dividends, subject to Board discretion, to further enhance shareholder return in 2016.

The following include highlights of our 2016 second quarter financial results compared to the comparable 2015 period. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•                  Net sales increased 5.8% to $5.39 billion. Sales in same-stores increased 0.7% due to an increase in average transaction amount partially offset by a decline in customer traffic. Average sales per square foot for all stores over the 52-week period ended July 29, 2016 was $226.

•                  Gross profit, as a percentage of sales, increased by 2 basis points and was 31.2% in both the 2016 and 2015 periods, reflecting higher initial markups, offset by higher markdowns and other factors as discussed below.

•                  SG&A expense, as a percentage of sales, was 21.7% in the 2016 period compared to 21.8% in the 2015 period, a decrease of 8 basis points, reflecting reductions in administrative labor and advertising costs, among other factors discussed below.

•                  Interest expense increased by $3.7 million to $24.4 million in the 2016 period due primarily to greater average debt outstanding and higher average interest rates as discussed below.

•                  Net income was $306.5 million, or $1.08 per diluted share, in the 2016 period compared to net income of $282.3 million, or $0.95 per diluted share, in the 2015 period, with diluted earnings per share increasing 13.7%. Diluted shares outstanding decreased by 12.4 million shares in the 2016 period primarily as a result of share repurchases under our share repurchase program.

Highlights for the first half of 2016 include:

•                  Cash generated from operating activities was $793.3 million for the 2016 period, compared to $585.0 million in the comparable 2015 period, an increase of 35.6%. At July 29, 2016, we had a cash balance of $185.0 million.

•                  Total cash dividends of $142.2 million, or $0.50 per share, were paid during the 2016 period, compared to $131.2 million, or $0.44 per share, in the comparable 2015 period.

•                  Inventory turnover was 4.7 times on a rolling four-quarter basis. On a per store basis, inventories at July 29, 2016 increased by 1.6% over the balances at July 31, 2015.

•                  During the 2016 period, we opened 510 new stores, remodeled or relocated 594 stores and closed 26 stores, resulting in a store count of 12,967 as of July 29, 2016.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2016 and 2015, which represent the 53-week fiscal year ending February 3, 2017 and the 52-week fiscal year ended January 29, 2016, respectively. References to the second quarter accounting periods for 2016 and 2015 contained herein refer to the 13-week accounting periods ended July 29, 2016 and July 31, 2015, respectively.

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

The following table contains results of operations data for the most recent 13-week and 26-week periods of 2016 and 2015, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2016 vs. 2015		26 Weeks Ended		2016 vs. 2015
(dollars in millions, except per share amounts)	July 29, 2016	July 31, 2015	Amount change	% change	July 29, 2016	July 31, 2015	Amount change	% change
Net sales by category:
Consumables	$4,116.5	$3,867.6	$248.8	6.4%	$8,155.6	$7,621.6	$534.0	7.0%
% of net sales	76.35%	75.90%			76.53%	76.11%
Seasonal	674.0	642.5	31.4	4.9	1,297.8	1,228.8	69.0	5.6
% of net sales	12.50%	12.61%			12.18%	12.27%
Home products	315.6	304.3	11.3	3.7	638.4	607.3	31.1	5.1
% of net sales	5.85%	5.97%			5.99%	6.06%
Apparel	285.9	281.4	4.5	1.6	565.4	556.8	8.6	1.5
% of net sales	5.30%	5.52%			5.31%	5.56%
Net sales	$5,391.9	$5,095.9	$296.0	5.8%	$10,657.3	$10,014.6	$642.7	6.4%
Cost of goods sold	3,710.1	3,507.7	202.4	5.8	7,362.9	6,927.7	435.2	6.3
% of net sales	68.81%	68.83%			69.09%	69.18%
Gross profit	1,681.8	1,588.2	93.6	5.9	3,294.4	3,086.9	207.5	6.7
% of net sales	31.19%	31.17%			30.91%	30.82%
Selling, general and administrative expenses	1,172.7	1,112.3	60.3	5.4	2,304.5	2,182.9	121.7	5.6
% of net sales	21.75%	21.83%			21.62%	21.80%
Operating profit	509.1	475.8	33.3	7.0	989.8	904.0	85.8	9.5
% of net sales	9.44%	9.34%			9.29%	9.03%
Interest expense	24.4	20.7	3.7	17.9	48.4	42.3	6.2	14.6
% of net sales	0.45%	0.41%			0.45%	0.42%
Income before income taxes	484.7	455.1	29.6	6.5	941.4	861.7	79.7	9.2
% of net sales	8.99%	8.93%			8.83%	8.60%
Income tax expense	178.2	172.8	5.5	3.2	339.8	326.1	13.6	4.2
% of net sales	3.31%	3.39%			3.19%	3.26%
Net income	$306.5	$282.3	$24.2	8.6%	$601.6	$535.6	$66.1	12.3%
% of net sales	5.68%	5.54%			5.65%	5.35%
Diluted earnings per share	$1.08	$0.95	$0.13	13.7%	$2.11	$1.79	$0.32	17.9%

13 WEEKS ENDED JULY 29, 2016 AND JULY 31, 2015

Net Sales. The net sales increase in the 2016 quarter reflects a same-store sales increase of 0.7% compared to the 2015 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2016 quarter, there were 12,011 same-stores which accounted for sales of $5.1 billion. The increase in same-store sales reflects an increase in average transaction amount partially offset by a decline in traffic.  Same-store sales increases were driven by positive results in the consumables category accompanied by results in our seasonal category that were essentially unchanged when compared to the 2015 period, offset by negative results in our apparel and home products categories. We believe macroeconomic deflationary pressure resulted in lower prices on many items and negatively affected our sales for the quarter, along with other factors discussed above in the Executive Overview. The net sales increase was also positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. Gross profit increased by 5.9%, and was 31.2% in the 2016 quarter as a percentage of sales, increasing by 2 basis points over the comparable 2015 period. Higher initial markups on inventory purchases and lower transportation costs partially attributable to lower fuel rates were positive factors, partially offset by higher markdowns, a greater proportion of sales of consumables, which have a lower gross profit rate than our other product categories, and an increased rate of inventory shrinkage.

SG&A Expense. SG&A expense was 21.7% as a percentage of sales in the 2016 quarter compared to 21.8% in the comparable 2015 period, decreasing by 8 basis points. The 2016 quarter results reflect reductions in administrative payroll costs, advertising costs, and incentive compensation expenses. Partially offsetting these items were retail labor and occupancy costs, each of which increased at a rate greater than the increase in net sales.

Interest Expense. Interest expense increased by $3.7 million to $24.4 million in the 2016 period reflecting an increase in average debt outstanding and higher average interest rates primarily due to the issuance of long-term debt, net of prepayments under our credit facility in October 2015. See Liquidity and Capital Resources. Total outstanding debt (including the current portion of long-term obligations) as of July 29, 2016 was $3.06 billion.

Income Taxes. The effective income tax rate for the 2016 period was 36.8% compared to 38.0% for the 2015 period which represents a net decrease of 1.2 percentage points. The tax rate for the 2016 period was lower than for the 2015 period primarily due to the retroactive enactment in 2015 of federal jobs tax credits (principally the Work Opportunity Tax Credit or “WOTC”) for employees hired after December 31, 2014. While the Company eventually did benefit from the WOTC associated with employees hired in the 2015 period, the benefit could not be recognized in our financial statements until the federal laws authorizing the credits were retroactively reenacted in December 2015. WOTC benefits have been enacted through 2019.

26 WEEKS ENDED JULY 29, 2016 AND JULY 31, 2015

Net Sales. The net sales increase in the 2016 period reflects a same-store sales increase of 1.4% compared to the 2015 period. In the 2016 period, our 12,011 same-stores accounted for sales of $10.1 billion. Increases in customer traffic and average transaction amount contributed to the increase in same-store sales. The remainder of the net sales increase was attributable to new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2016 period, gross profit increased by 6.7%, and as a percentage of net sales increased by 9 basis points to 30.9% compared to the 2015 period. Higher initial markups on inventory purchases and lower transportation costs partially attributable to lower fuel rates were positive factors, partially offset by higher markdowns, a greater proportion of sales of consumables, which have a lower gross profit rate than our other product categories, and an increased rate of inventory shrinkage.

SG&A Expense. SG&A expense was 21.6% as a percentage of sales in the 2016 period compared to 21.8% in the 2015 period, a decrease of 18 basis points. The 2016 results reflect reductions in administrative payroll costs, utilities costs, advertising costs, and incentive compensation expenses. Partially offsetting these items were retail labor and occupancy costs, each of which increased at a rate greater than the increase in net sales.

Interest Expense. Interest expense increased by $6.2 million to $48.4 million in the 2016 period reflecting an increase in average debt outstanding and higher average interest rates primarily due to the issuance of long-term debt as discussed above.

Income Taxes. The effective income tax rate for the 2016 period was 36.1% compared to 37.8% for the 2015 period which represents a net decrease of 1.7 percentage points. The tax rate for the 2016 period was lower than for the 2015 period primarily due to the 2016 early adoption of amendments to accounting guidance for share-based payment as well as the retroactive enactment in 2015 of federal jobs tax credits (principally the WOTC) for employees hired after December 31, 2014.  While the Company eventually did benefit from the WOTC associated with employees hired in the 26-week period ended July 31, 2015, the benefit could not be recognized in our financial statements until the federal laws authorizing the credits were retroactively reenacted in December 2015. WOTC benefits have been enacted through 2019.

Due to the fact that the majority of the Company’s share-based awards typically vest in the first quarter, adoption of the amended accounting guidance is anticipated to have the most significant impact in the first quarter of 2016 and subsequent years.

Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new accounting standards related to the recognition of revenue. The effective date is annual reporting periods beginning after December 15, 2017, with earlier adoption permitted only for annual reporting periods beginning after December 15, 2016. The new guidance allows for companies to use either a full retrospective or a modified retrospective approach in the adoption of this guidance. We are currently evaluating these transition approaches, as well as the potential timing of adoption and the effect of adoption on our consolidated financial statements.

In February 2016, the FASB issued new guidance related to lease accounting, which when effective will require a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We are currently assessing the impact that adoption of this guidance will have on our consolidated financial statements and we are anticipating a material impact because we are party to a significant number of lease contracts.

Liquidity and Capital Resources

We have a five-year $1.425 billion unsecured credit agreement (the “Facilities”), and we have outstanding $2.3 billion aggregate principal amount of senior notes. At July 29, 2016, we had total outstanding debt (including the current portion of long-term obligations) of $3.06 billion, which includes balances under the Facilities and senior notes, all of which are described in greater detail below. Subsequent to July 29, 2016, we established a commercial paper program that may provide borrowing availability of up to $1.0 billion, as discussed in greater detail below.

We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities, commercial paper program discussed below and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and anticipated dividend payments for a period that includes the next twelve months as well as the next several years.  However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control.  Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

For the remainder of fiscal 2016, we anticipate the combined potential borrowings under the Revolving Facility (as defined below) and the commercial paper program to be a maximum of approximately $600 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Facilities

The Facilities consist of a $425.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $175.0 million. The Facilities are scheduled to mature on October 20, 2020.

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of July 29, 2016 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility.  The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on our long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 1.64% as of July 29, 2016.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required amortization under the Facilities. The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of July 29, 2016, we were in compliance with all such covenants.  The Facilities also contain customary events of default.

As of July 29, 2016, under the Revolving Facility, we had outstanding borrowings of $337.0 million, outstanding letters of credit of $15.5 million, and borrowing availability of $647.5 million. In addition, as of July 29, 2016 we had outstanding letters of credit of $35.0 million which were issued pursuant to separate agreements.

Commercial Paper

On August 1, 2016, we established a commercial paper program under which we may issue unsecured commercial paper notes (the “CP Notes”).  Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes will have maturities of up to 364 days from the date of issue and will rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness.  We have agreed to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  We had $142.0 million of CP Notes outstanding at August 23, 2016 at a weighted average borrowing rate of 0.7%. The net proceeds from the issuance of the CP Notes are expected to be used for general corporate purposes.

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

The Company’s 2017 Senior Notes mature in the second quarter of 2017.  We expect to refinance this debt by issuing additional senior notes, revolver borrowings or commercial paper.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 54% of our total assets exclusive of goodwill and other intangible assets as of July 29, 2016. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

On June 1, 2016, Moody’s Investors Service upgraded our senior unsecured debt rating to Baa2 from Baa3, and on August 3, 2016, assigned to us a commercial paper rating of P-2 and affirmed our existing senior unsecured debt rating of Baa2, both with a stable outlook.  On August 4, 2016, Standard & Poor’s assigned to us a short-term corporate credit and commercial paper rating of A-2 and affirmed our existing long-term corporate credit and senior unsecured rating of BBB, all with a stable outlook. Our current credit ratings, as well as future rating agency actions, could (i) impact our ability to finance our operations on satisfactory terms; (ii) affect our financing costs; and (iii) affect our insurance premiums and collateral requirements necessary for our self-insured programs. There can be no assurance that we will maintain or improve our current credit ratings.

Unless otherwise noted, all references to the “2016 period” and the “2015 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 26-week periods ended July 29, 2016 and July 31, 2015, respectively.

Cash flows from operating activities.   Cash flows from operating activities were $793.3 million in the 2016 period, which represents a $208.4 million increase over the 2015 period. Changes in merchandise inventories resulted in a $191.7 million decrease in the 2016 period as compared to a $246.8 million decrease in the 2015 period. Changes in accounts payable resulted in a $213.8 million increase in the 2016 period compared to a $133.6 million increase in the 2015 period, due primarily to the timing of receipts and payments which was impacted by selective increases in payment terms. The increase in net income was due primarily to greater net sales and operating profit in the 2016 period as described in more detail above under “Results of Operations.”

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased 6% in the 2016 period compared to a 9% increase in the 2015 period.  In the 2016 period compared to the 2015 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased by 10% in both periods; the seasonal category increased by 2% compared to an 11% increase; the home products category increased by 10% compared to a 19% increase; and apparel decreased by 8% compared to a 7% decrease. Factors impacting the changes in inventory include our efforts to improve our in-stock position, levels of inventory shrinkage, the timing of receipts, and sales performance.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2016 period included the following approximate amounts: $81 million for distribution and transportation-related capital expenditures; $77 million for improvements, upgrades, remodels and relocations of existing stores; $55 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $37 million for stores purchased or built by us and $14 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2016 period, we opened 510 new stores and remodeled or relocated 594 stores.

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

Capital expenditures during 2016 are projected to be in the range of $580 – $630 million. We anticipate funding 2016 capital requirements with existing cash balances, cash flows from operations, availability under our Revolving Facility and the issuance of commercial paper. We plan to continue to invest in store growth and development of new stores and stores to be remodeled or relocated. Capital expenditures in 2016 are anticipated to support our store growth as well as our remodel and relocation initiatives, including capital outlays for leasehold improvements, fixtures and equipment; the construction of new stores; costs to support and enhance our supply chain initiatives including construction of new and investments in existing distribution center facilities; technology initiatives; as well as routine and ongoing capital requirements.

Cash flows from financing activities. Net borrowings under the Revolving Facility during the 2016 and 2015 periods were $86.0 million and $173.0 million, respectively. We repaid $50.0 million of the Term Facility in the 2015 period. During the 2016 and 2015 periods, we repurchased 5.2 million and 9.7 million shares of our common stock at a total cost of $454.5 million and $734.3 million, respectively. Also during the 2016 and 2015 periods, we paid cash dividends of $142.2 million and $131.2 million, respectively.

Share Repurchase Program

On August 24, 2016, our Board of Directors authorized a $1.0 billion increase to our existing common stock repurchase program. Following such increase, our common stock repurchase program had a total remaining authorization of approximately $1.4 billion at August 24, 2016. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be increased or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 8 to the condensed consolidated financial statements.

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

(b)                                 Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended July 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended July 29, 2016 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
04/30/16-05/31/16	960,127	$83.32	960,127	$612,843,000
06/01/16-06/30/16	1,563,029	$91.75	1,563,029	$469,436,000
07/01/16-07/29/16	1,500	$94.01	1,500	$469,295,000
Total	2,524,656	$88.55	2,524,656	$469,295,000

(a) A $500 million share repurchase program was publicly announced on September 5, 2012, and increases in the authorization under such program were announced on March 25, 2013 ($500 million increase), December 5, 2013 ($1.0 billion increase), March 12, 2015 ($1.0 billion increase) and December 3, 2015 ($1.0 billion increase).  Subsequent to the last period reported above, a $1.0 billion  increase to the share repurchase program was publicly announced on August 25, 2016.  Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6.                                                EXHIBITS.

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 6. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “goal,” “opportunity,” “intend,” “could,” “can,” “would,” “committed,” “are likely to,” “are scheduled to,” “predict,” “seek,” “ensure,” “subject to,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, growth or initiatives, including the number of planned store openings, remodels and relocations and store square footage growth, progress of labor investment initiatives, progress of merchandising initiatives including customer segmentation and shrink management, trends in sales of consumable and non-consumable products, results of the investment in our personnel and the levels of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under certain of our credit facilities; the potential impact of regulatory changes and our responses thereto; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

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

•                  ability to attract and retain qualified employees, while controlling labor costs (including effects of regulatory changes related to overtime exemption under the Fair Labor Standards Act once implemented) and other labor issues;

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

DOLLAR GENERAL CORPORATION

Date:	August 25, 2016	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

10.1

Form of Restricted Stock Unit Award Agreement (approved May 24, 2016) for awards beginning May 2016 to non-employee directors of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

10.2

Form of Stock Option Award Agreement (approved May 24, 2016) for awards beginning May 2016 to certain newly hired and promoted employees of Dollar General Corporation pursuant to the Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dollar General Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2016, filed with the SEC on May 26, 2016 (file no. 001-11421))

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