Form 10-Q
period 2016-10-28
DOLLAR GENERAL CORP
filed 2016-12-01
CIK 29534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2016

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

The registrant had 276,264,260 shares of common stock outstanding on November 28, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 28,	January 29,
	2016	2016
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$200,236	$157,947
Merchandise inventories	3,488,247	3,074,153
Income taxes receivable	54,586	6,843
Prepaid expenses and other current assets	225,443	193,467
Total current assets	3,968,512	3,432,410
Net property and equipment	2,388,463	2,264,062
Goodwill	4,338,589	4,338,589
Other intangible assets, net	1,200,734	1,200,994
Other assets, net	20,778	21,830
Total assets	$11,917,076	$11,257,885
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$501,480	$1,379
Accounts payable	1,948,111	1,494,225
Accrued expenses and other	504,427	467,122
Income taxes payable	5,721	32,870
Total current liabilities	2,959,739	1,995,596
Long-term obligations	2,673,210	2,969,175
Deferred income taxes	637,135	639,955
Other liabilities	285,140	275,283
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	244,457	250,855
Additional paid-in capital	3,144,632	3,107,283
Retained earnings	1,977,969	2,025,545
Accumulated other comprehensive loss	(5,206)	(5,807)
Total shareholders’ equity	5,361,852	5,377,876
Total liabilities and shareholders' equity	$11,917,076	$11,257,885

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the 13 weeks ended		For the 39 weeks ended
	October 28,	October 30,	October 28,	October 30,
	2016	2015	2016	2015
Net sales	$5,320,029	$5,067,048	$15,977,352	$15,081,624
Cost of goods sold	3,732,519	3,530,086	11,095,461	10,457,802
Gross profit	1,587,510	1,536,962	4,881,891	4,623,822
Selling, general and administrative expenses	1,194,519	1,113,103	3,499,060	3,295,957
Operating profit	392,991	423,859	1,382,831	1,327,865
Interest expense	23,877	21,394	72,310	63,669
Other (income) expense	—	326	—	326
Income before income taxes	369,114	402,139	1,310,521	1,263,870
Income tax expense	133,799	148,818	473,564	474,965
Net income	$235,315	$253,321	$836,957	$788,905
Earnings per share:
Basic	$0.84	$0.87	$2.96	$2.66
Diluted	$0.84	$0.86	$2.95	$2.65
Weighted average shares outstanding:
Basic	280,441	292,037	283,152	296,307
Diluted	281,283	292,904	284,126	297,174
Dividends per share	$0.25	$0.22	$0.75	$0.66

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the 13 weeks ended		For the 39 weeks ended
	October 28,	October 30,	October 28,	October 30,
	2016	2015	2016	2015
Net income	$235,315	$253,321	$836,957	$788,905
Unrealized net gain on hedged transactions, net of related income tax expense of $129, $128, $387, and $847, respectively	200	201	601	1,314
Comprehensive income	$235,515	$253,522	$837,558	$790,219

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the 39 weeks ended
	October 28,	October 30,
	2016	2015
Cash flows from operating activities:
Net income	$836,957	$788,905
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	282,386	263,287
Deferred income taxes	(3,207)	(59,026)
Loss on debt retirement, net	—	326
Noncash share-based compensation	27,676	28,890
Other noncash (gains) and losses	1,935	7,130
Change in operating assets and liabilities:
Merchandise inventories	(405,456)	(317,273)
Prepaid expenses and other current assets	(30,471)	(24,242)
Accounts payable	439,259	75,880
Accrued expenses and other liabilities	50,683	58,701
Income taxes	(74,892)	(12,246)
Other	(456)	(1,220)
Net cash provided by (used in) operating activities	1,124,414	809,112
Cash flows from investing activities:
Purchases of property and equipment	(405,899)	(386,886)
Proceeds from sales of property and equipment	4,333	813
Net cash provided by (used in) investing activities	(401,566)	(386,073)
Cash flows from financing activities:
Issuance of long-term obligations	—	499,220
Repayments of long-term obligations	(1,302)	(502,120)
Net increase in commercial paper outstanding	453,000	—
Borrowings under revolving credit facilities	1,584,000	1,302,100
Repayments of borrowings under revolving credit facilities	(1,835,000)	(914,100)
Debt issuance costs	—	(7,011)
Repurchases of common stock	(679,416)	(1,009,411)
Payments of cash dividends	(212,249)	(195,169)
Other equity and related transactions	10,408	6,143
Net cash provided by (used in) financing activities	(680,559)	(820,348)
Net increase (decrease) in cash and cash equivalents	42,289	(397,309)
Cash and cash equivalents, beginning of period	157,947	579,823
Cash and cash equivalents, end of period	$200,236	$182,514
Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment awaiting processing for payment, included in Accounts payable	$46,647	$37,659

See notes to condensed consolidated financial statements.

DOLLAR GENERAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Basis of presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In management’s opinion, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial position as of October 28, 2016 and results of operations for the 13-week and 39-week accounting periods ended October 28, 2016 and October 30, 2015 have been made.

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

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, sales for the year and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation. The Company recorded a LIFO (benefit) of $(3.8) million and $(1.7) million in the respective 13-week periods, and $(8.1) million and $(2.3) million in the respective 39-week periods, ended October 28, 2016 and October 30, 2015. In addition, ongoing estimates of inventory shrinkage and initial markups and markdowns are included in the interim cost of goods sold calculation.

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

In March 2016, the FASB issued amendments to existing guidance related to accounting for employee share-based payment affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance in the first quarter of 2016. The Company has elected to continue estimating forfeitures of share-based awards. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement were applied prospectively resulting in a benefit for the 39 weeks ended October 28, 2016 of approximately $10.9 million, or $0.04 per diluted share. The Company has elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, $28.6 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities for the 39 weeks ended October 30, 2015 have been reclassified as cash flows from operating activities.

In October 2016, the FASB issued amendments to existing guidance related to accounting for intra-entity transfers of assets other than inventory. These amendments require an entity to recognize the income tax consequences of such transfers when the transfer occurs and affects the Company’s historical accounting for intra-entity transfers of certain intangible assets. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted subject to certain guidelines. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements, but expects such adoption will result in an increase in deferred income tax liabilities and a decrease in retained earnings.

2. Earnings per share

Earnings per share is computed as follows (in thousands, except per share data):

	13 Weeks Ended October 28, 2016			13 Weeks Ended October 30, 2015
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$235,315	280,441	$0.84	$253,321	292,037	$0.87
Effect of dilutive share-based awards		842			867
Diluted earnings per share	$235,315	281,283	$0.84	$253,321	292,904	$0.86

	39 Weeks Ended October 28, 2016			39 Weeks Ended October 30, 2015
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$836,957	283,152	$2.96	$788,905	296,307	$2.66
Effect of dilutive share-based awards		974			867
Diluted earnings per share	$836,957	284,126	$2.95	$788,905	297,174	$2.65

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Share-based awards that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such awards would be antidilutive, were

1.9 million and 1.6 million in the 2016 and 2015 13-week periods, respectively, and were 1.6 million and 1.2 million in the 2016 and 2015 39-week periods, respectively.

3.Income taxes

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

The Company’s 2011 and earlier tax years are not open for further examination by the Internal Revenue Service (“IRS”). Due to the filing of an amended federal income tax return for the 2012 tax year, the IRS may, to a limited extent, examine the Company’s 2012 income tax filings. The IRS, at its discretion, may choose to examine the Company’s 2013 through 2015 fiscal year income tax filings. The Company has various state income tax examinations that are currently in progress. Generally, the Company’s 2012 and later tax years remain open for examination by the various state taxing authorities.

As of October 28, 2016, the total reserves for uncertain tax benefits, interest expense related to income taxes and potential income tax penalties were $6.3 million, $1.0 million and $0.9 million, respectively, for a total of $8.2 million. This total amount is reflected in noncurrent Other liabilities in the condensed consolidated balance sheet.

The Company believes it is reasonably possible that the reserve for uncertain tax positions may be reduced by approximately $5.2 million in the coming twelve months principally as a result of the effective settlement of uncertain tax positions. As of October 28, 2016, approximately $6.3 million of the reserve for uncertain tax positions would impact the Company’s effective income tax rate if the Company were to recognize the tax benefit for these positions.

The effective income tax rates for the 13-week and 39-week periods ended October 28, 2016 were 36.2% and 36.1%, respectively, compared to rates of 37.0% and 37.6%, respectively, for the 13-week and 39-week periods ended October 30, 2015. The tax rate for the 2016 13-week period was lower than for the comparable 2015 period primarily due to the retroactive enactment in 2015 of federal jobs tax credits (principally the Work Opportunity Tax Credit or “WOTC”) for employees hired after December 31, 2014.  The tax rate for the 2016 39-week period was lower than for the comparable 2015 period primarily due to the retroactive enactment of the WOTC as well as the 2016 adoption of amendments to accounting guidance for share-based payment discussed in Note 1. While the Company eventually did benefit from the WOTC associated with employees hired in the 13-week and 39-week periods ended October 30, 2015, the benefit could not be recognized until the federal laws authorizing the credits were retroactively reenacted in December 2015.

4.Current and long-term obligations

The Company’s senior unsecured credit facilities (the “Facilities”) consist of a $425.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $175.0 million. The Facilities are scheduled to mature on October 20, 2020.

As of October 28, 2016, the entire balance of the Term Facility was outstanding, and under the Revolving Facility, the Company had no outstanding borrowings, outstanding letters of credit of $15.5 million, and borrowing availability of $984.5 million that, due to reserved borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $531.5 million. In addition, as of October 28, 2016 the Company had outstanding letters of credit of $33.6 million which were issued pursuant to separate agreements.

On August 1, 2016, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (the “CP Notes”).  Under this program, the Company may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.  The Company has agreed to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time. As of October 28, 2016, the Company had outstanding CP notes of $453.0 million classified as long-term obligations on the consolidated balance sheet due to its intent and ability to refinance these obligations as long-term debt.

The Company also has multiple series of senior notes (collectively, the “Senior Notes”) outstanding with varying maturity dates through 2025 which had an aggregate book value of $2.3 billion at October 28, 2016 and January 29, 2016. As of October 28, 2016, the Company’s $500.0 million 4.125% Senior Notes due July 15, 2017 are classified as Current portion of long-term obligations.

5.Assets and liabilities measured at fair value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company does not have any fair value measurements categorized within Level 3 as of October 28, 2016.

The following table presents the Company’s assets and liabilities disclosed at fair value as of October 28, 2016, aggregated by the level in the fair value hierarchy within which those measurements are classified.

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	October 28,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2016

Liabilities:
Long-term obligations (a)	$2,369,552	$893,382	$—	$3,262,934
Deferred compensation (b)	22,700	—	—	22,700

(a)	Included in the condensed consolidated balance sheet at book value as Current portion of long-term obligations of $501,480 and Long-term obligations of $2,673,210.
(b)	Reflected at fair value in the condensed consolidated balance sheet as Accrued expenses and other current liabilities of $5,210 and noncurrent Other liabilities of $17,490.

6.Commitments and contingencies

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

The court has bifurcated the issues of liability and damages for purposes of discovery and trial.  Fact discovery related to liability is to be completed on or before April 17, 2017. In response to various discovery motions, the court has entered orders requiring the Company’s production of documents, information and electronic data for the period 2004 to present.

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

The Company filed answers to both the complaint and amended complaint.  The court recently vacated the deadlines for the filing of motions related to class certification in light of other discovery matters pending before the court.  No new deadlines have been set.

On January 15, 2015, a lawsuit entitled Kendra Pleasant v. Dollar General Corporation, Dolgen California, LLC, and Does 1 through 50 (“Pleasant”) was filed in the Superior Court of the State of California for the County of San Bernardino in which the plaintiff seeks to proceed under the PAGA for various alleged violations of California’s Labor Code.  Specifically, the plaintiff alleges that she and other similarly situated non-exempt California store-level employees were not paid for all time worked, provided meal and rest breaks, reimbursed for necessary work related expenses, and provided with accurate wage statements and seeks to recover unpaid wages, civil and statutory penalties, interest, attorneys’ fees and costs. The court has stayed proceedings in this matter until resolution of the Varela matter.

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

On June 14, 2016, the parties reached a preliminary agreement to resolve this matter for an amount not material to the Company’s consolidated financial statements as a whole, which has been submitted to, and received preliminary approval from, the court.  The final fairness hearing is scheduled for February 23, 2017.

At this time, although probable, it is not certain that the court will grant final approval to the settlement.  If the court does not approve the settlement and the case proceeds, it is not possible to predict whether Sullivan ultimately will be permitted to proceed as a class action with respect to the wage statement claim, and no assurances can be given that the Company will be successful in its defense on the merits or otherwise.

On July 8, 2016, a lawsuit entitled Eric Farley and Dane Rinaldi v. Dolgen California, LLC (“Farley”) was filed in the Superior Court of the State of California for the County of San Joaquin.  The Farley plaintiffs allege they and other similarly situated “key carriers” in California were not provided with meal and rest periods, accurate wage statements, and appropriate pay upon termination in violation of California law. The Farley plaintiffs also assert a claim for unfair business practices and seek to recover alleged unpaid wages, injunctive relief, consequential damages, pre-judgment interest, statutory penalties and attorneys’ fees and costs.

On September 15, 2016, the Farley plaintiffs filed an amended complaint seeking to recover penalties under the PAGA.

On October 19, 2016, the Company removed the matter to the United States District Court for the Eastern District of California.  Currently pending is the Company’s motion to dismiss and to compel arbitration.

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

The parties reached an agreement in October 2016 to resolve this matter for an amount that is not material to the Company’s consolidated financial statements as a whole.

In December 2015 and February, March, May and June 2016, the Company was notified of several lawsuits in which the plaintiffs allege violation of state consumer protection laws relating to the labeling, marketing and sale of Dollar General private-label motor oil.  Each of the lawsuits was filed in, or removed to, various federal district courts of the United States (collectively “the Motor Oil Lawsuits”).

On June 2, 2016, the United States Judicial Panel on Multidistrict Litigation (“JPML”) granted the Company’s motion to centralize the Motor Oil Lawsuits in a matter styled In re Dollar General Corp. Motor Oil Litigation, Case MDL No. 2709, before the United States District Court for the Western District of Missouri (“Motor Oil MDL”).  As a

result of the JPML’s order, the following cases have been transferred to, and are currently part of, the Motor Oil MDL: Bradford Barfoot and Leonard Karpeichik v. Dolgencorp, LLC (filed in the Southern District of Florida on December 18, 2015) (“Barfoot”); William Flinn v. Dolgencorp, LLC (filed in the District Court for New Jersey on December 17, 2015) (“Flinn”); John Foppe v. Dollar General Corporation and Dolgencorp, LLC (filed in the Eastern District of Kentucky on February 10, 2016) (“Foppe”); Miriam Fruhling v. Dollar General Corporation and Dolgencorp, LLC (filed in the Southern District of Ohio on February 10, 2016) (“Fruhling”); Kevin Gadson v. Dolgencorp, LLC (filed in the Southern District of New York on February 8, 2016) (“Gadson”); Bruce Gooel v. Dolgencorp, LLC (filed in the Eastern District of Michigan on February 8, 2016) (“Gooel”);  Janine Harvey v. Dollar General Corporation and Dolgencorp, LLC (filed in the District Court for Nebraska on February 10, 2016) (“Harvey”); Chuck Hill v. Dolgencorp, LLC (filed in the United States District Court for the District of Vermont on February 8, 2016) (“Hill”); John J. McCormick, III v. Dolgencorp, LLC (filed in the District Court of Maryland on December 23, 2015) (“McCormick”); Nicholas Meyer v. Dollar General Corporation and DG Retail, LLC (filed in the District of Kansas on February 9, 2016) (“Meyer”); Robert Oren v. Dollar General Corporation and Dolgencorp, LLC (filed in the Western District of Missouri on February 8, 2016) (“Oren”); Brandon Raab v. Dolgencorp, LLC and Dollar General Corporation (filed in the Western District of North Carolina on July 15, 2016); Scott Sheehy v. Dollar General Corporation and DG Retail, LLC (filed in the District Court for Minnesota on February 9, 2016) (“Sheehy”); Will Sisemore v. Dolgencorp, LLC (filed in the Northern District of Oklahoma on December 21, 2015) (“Sisemore”); Gerardo Solis v. Dollar General Corporation and DG Retail, LLC (filed in the Northern District of Illinois on February 12, 2016) (“Solis”); James Taschner v. Dollar General Corporation and Dolgencorp, LLC (filed in the Eastern District of Missouri on March 15, 2016) (“Taschner”); Roberto Vega v. Dolgencorp, LLC (filed in the Central District of California on February 8, 2016) (“Vega”); Matthew Wait v. Dollar General Corporation and Dolgencorp, LLC (filed in the Western District of Arkansas on February 16, 2016) (“Wait”); and Jason Wood and Roger Barrows v. Dollar General Corporation and Dolgencorp, LLC (filed in the Northern District of New York on May 9, 2016) (“Wood”).

On August 29, 2016, as directed by the court, the plaintiffs in the Motor Oil MDL filed a consolidated amended complaint, in which they seek to certify two nationwide classes and 16 statewide sub-classes and for each putative class member some or all of the following relief: compensatory damages, injunctive relief, statutory damages, punitive damages and attorneys’ fees.

The Company’s responsive pleading to the consolidated amended complaint is due to be filed on or before December 5, 2016.

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

In February 2014, certain California District Attorneys’ Offices (“California DAs”), representing California’s county environmental authorities, informed the Company that they were investigating the Company’s hazardous waste handling and disposal practices in certain of its California stores and its California distribution center.  On September 22, 2016, the California DAs provided a settlement demand to the Company that included a proposed civil penalty and certain injunctive relief.  The Company does not believe that the resolution of this matter is likely to have a material adverse effect on the Company's consolidated financial statements as a whole. Nonetheless, SEC regulations require disclosures of certain environmental matters when a governmental authority is a party to the proceeding unless the Company reasonably believes the proceeding will result in no monetary sanctions or in monetary sanctions, exclusive of interest and costs, of less than $100,000.  As noted above, it now appears that this matter is likely to result in monetary sanctions, which the Company expects to exceed $100,000.

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

7.Segment reporting

The Company manages its business on the basis of one reportable operating segment. As of October 28, 2016, all of the Company’s operations were located within the United States with the exception of certain subsidiaries in Hong Kong and China and a liaison office in India, which collectively are not material with regard to assets, results of operations or otherwise, to the condensed consolidated financial statements. The following net sales data is presented in accordance with accounting standards related to disclosures about segments of an enterprise.

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 30,	October 28,	October 30,
(in thousands)	2016	2015	2016	2015
Classes of similar products:
Consumables	$4,137,748	$3,921,663	$12,293,395	$11,543,276
Seasonal	575,912	555,862	1,873,715	1,784,680
Home products	329,715	317,963	968,161	925,292
Apparel	276,654	271,560	842,081	828,376
Net sales	$5,320,029	$5,067,048	$15,977,352	$15,081,624

8.Common stock transactions

On August 29, 2012, the Company’s Board of Directors authorized a common stock repurchase program, which the Board has since increased on several occasions. Most recently, on August 24, 2016, the Company’s Board of Directors authorized a $1.0 billion increase to the existing common stock repurchase program. As of October 28, 2016, a cumulative total of $5.0 billion had been authorized under the program since its inception and approximately $1.2 billion remained available for repurchase. The repurchase authorization has no expiration date and allows repurchases from time to time in the open market or in privately negotiated transactions.  The timing and number of shares purchased depends on a variety of factors, such as price, market conditions, compliance with the covenants and restrictions under the Company’s debt agreements and other factors.  Repurchases under the program may be funded from available cash or borrowings including under the Facilities and issuance of CP Notes.

Pursuant to its common stock repurchase program, during the 39-week periods ended October 28, 2016, and October 30, 2015, the Company repurchased in the open market approximately 8.2 million shares of its common stock at a total cost of $679.4 million and approximately 13.4 million shares at a total cost of $1.0 billion, respectively.

The Company paid quarterly cash dividends of $0.25 per share during each of the first three quarters of 2016. On November 30, 2016, the Company’s Board of Directors approved a quarterly cash dividend of $0.25 per share payable on January 4, 2017 to shareholders of record as of December 21, 2016. The declaration of future cash dividends is subject to the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant in its sole discretion.

9. Acquisition of facilities

In July and August of 2016, the Company acquired 42 former Walmart Express store locations. Most of these stores are located in rural markets where the Company had existing stores. During the 13-week period ended October 28, 2016, the Company closed 40 of its existing store locations after their operations were relocated into these new store locations. The Company incurred pretax selling, general, and administrative expenses of $11.0 million during the third quarter of 2016, primarily for lease termination costs related to the existing stores that were closed upon relocation of their operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dollar General Corporation

We have reviewed the condensed consolidated balance sheet of Dollar General Corporation and subsidiaries (the Company) as of October 28, 2016, and the related condensed consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 28, 2016 and October 30, 2015, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2016 and October 30, 2015.  These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

December 1, 2016
Nashville, Tennessee

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Overview

We are among the largest discount retailers in the United States by number of stores, with 13,205 stores located in 43 states as of October 28, 2016, geographically concentrated in the southern, southwestern, midwestern and eastern United States. We offer a broad selection of merchandise, including consumable products such as food, paper and cleaning products, health and beauty products and pet supplies, and non-consumable products such as seasonal merchandise, home decor and domestics, and basic apparel. Our merchandise includes high-quality national brands from leading manufacturers, as well as comparable quality and value private brand selections with prices at substantial discounts to national brands. We offer our customers these national brand and private brand products at everyday low prices (typically $10 or less) in our convenient small-box locations.

Because the customers we serve are value-conscious, many with low or fixed incomes, we are intensely focused on helping them make the most of their spending dollars. We believe our convenient store format and broad selection of high-quality products at compelling values have driven our substantial growth and financial success over the years. Like other retailers, we have been operating for several years in an environment with ongoing macroeconomic challenges and uncertainties. Our core customers are often among the first to be affected by negative or uncertain economic conditions and are among the last to feel the effects of improving economic conditions, where recent trends have been inconsistent and their duration is unknown. Our core customers have experienced both positive and negative general economic factors over the past year, such as lower gasoline prices and unemployment rates coupled with rising rents and medical costs, a continued reduction in governmental Supplemental Nutrition Assistance Program participation rates and benefit levels and varying wage growth. We believe the overall effect of these factors negatively impacted our traffic and consequently same-store sales, particularly in the second and third quarters of 2016.

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

We expect our net sales growth to continue to be driven primarily by consumables and we expect non-consumables sales to continue to contribute to our profitable sales growth. However, in recent periods deflationary pressure resulting in lower prices has negatively affected our sales performance. Same-store sales growth is key to achieving our objectives, and in light of the current operating environment we have made certain pricing adjustments as well as labor and marketing investments in designated geographies with a focus on the consumables category. We will continue to evaluate and refresh these pricing adjustments across various items, categories and markets as we move through the remainder of the year. These steps are being taken in an attempt to further grow our market share by increasing both item units sold and customer traffic, although it will likely take time to achieve the full benefit of these initiatives.

During 2016 we have made significant progress with the rollout of other initiatives designed to drive sales, such as the expansion of coolers in existing stores and the expansion of certain product classes including health and beauty care and party and stationery. We have updated our customer segmentation information and have been able to gain deeper insights into the spending habits for each of our core customer segments. This helps drive our category management process, as we optimize our assortment and expand into those products that are most likely to drive traffic to our stores.

Our in-stock improvement initiative is designed to ensure the right products are available on the shelf when our customers shop in our stores. We have selectively increased our incremental labor investment in those stores where we believe such increases will generate positive financial returns. We believe this will continue to improve overall customer satisfaction and convenience, in addition to driving same-store sales in these stores.  We have a disciplined approach to this labor investment and are able to quickly evaluate whether it delivers on our profitability expectations, reallocating resources as necessary.

We demonstrate our commitment to the affordability needs of our core customer by pricing more than 80% of our stock-keeping units at $5 or less as of the end of the third quarter of 2016.  However, as we work to provide everyday low prices and meet our customers’ affordability needs, we also remain focused on enhancing our margins through effective category management, inventory shrink reduction initiatives, private brands penetration, efforts to improve distribution and transportation efficiencies, global sourcing, and pricing and markdown optimization. With respect to category management, the mix of sales affects profitability because the gross margin associated with sales of products within our consumables category generally is lower than that associated with sales of products within our non-consumables categories.  Even within each category, however, there are varying levels of gross margin associated with the specific items. We strive to consistently balance inventory shrink with our in-stock position. To further support our efforts to reduce inventory shrink, we continue to implement additional in-store defensive merchandising and technology-based tools, such as Electronic Article Surveillance and video-enabled exception based reporting in select stores.

To support our other operating priorities we are also focused on capturing growth opportunities and innovating within our channel. We continued to expand our store count, opening 258 stores and remodeling or relocating a total of 267 stores during the 2016 third quarter. Of these 267 remodels and relocations, 40 projects involved relocating an existing Dollar General store location into a former Walmart Express store location, in connection with our acquisition of a total of 42 former Walmart Express store locations during July and August of 2016.  In conjunction with the purchase and relocations, we incurred incremental pre-tax selling, general and administrative (“SG&A”) expenses of $13.0 million in the 2016 third quarter.

For fiscal 2016, we plan to open 900 stores and remodel or relocate approximately 900 additional stores. We intend to accelerate square footage growth in 2017 with plans to open approximately 1,000 stores and to relocate or remodel an additional 900 stores.  We also plan to continue investing in our existing store base through targeted merchandising initiatives and labor investments with a goal to drive increased trips, basket and same-store sales.  We continue to innovate within our channel, and during 2016 we began the implementation of the DG16 store layout. This new store layout offers a total of 22 cooler doors, an increase of six cooler doors as compared to our previous new store layout, and is being utilized for all new stores, relocations and remodels. The DG16 store layout also offers a redesigned queueing area and other enhancements that are focused on meeting the evolving demands of our core customer while also delivering on our operating priorities. We also continue to test a smaller format store (less than 6,000 square feet) which we believe could allow us to capture growth opportunities in metropolitan areas as well as rural areas with a low number of households. To support our new store growth and drive productivity, we continue to make investments in our distribution center network. Our Janesville, Wisconsin distribution center is nearing completion with a goal to begin shipping from this facility in early 2017. Our 15th distribution center in Jackson, Georgia is also under construction with a goal to begin shipping from this facility in late 2017.

We have established a position as a low-cost operator, continuously seeking ways to reduce or control costs that do not affect our customer’s shopping experience. We have enhanced this position during 2016 through our zero-based budgeting initiative, streamlining our business while also reducing expenses. Our goal is to lower the same-store sales growth required to leverage SG&A expenses. This initiative has been successful in 2016, as evidenced by reductions in advertising, administrative payroll and other costs, and we believe this initiative has the momentum to leverage SG&A expenses over the long-term. In addition, we remain committed to simplifying or eliminating various tasks so that those time savings can be reinvested in other areas such as enhanced customer service, higher in-stock levels, and improved store standards.  Conversely, SG&A expense may be increased in December 2016 and going forward if we are required to implement our plan to address potential changes to the overtime exemption regulations under the Fair Labor Standards Act. If implemented, we anticipate incremental annualized expense of approximately $60 to $70 million, and the impact on diluted EPS for fiscal 2016 would be a reduction of approximately $0.03. Given existing legal challenges to these regulations, the timing of such implementation, if any, is uncertain.

Our employees are a competitive advantage, and we are always searching for ways to continue investing in them. During the third quarter, we implemented a new store manager training program that incorporates a formal e-learning process. Our training programs are continually evolving, as we work to ensure that our employees have the tools necessary to be successful in their positions. We invest in our employees in an effort to create an environment that attracts and retains talented personnel, as we believe that, particularly at the store level, employees who are promoted from within generally have longer tenures and are greater contributors to improvements in our financial performance.

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

The following include highlights of our 2016 third quarter financial results compared to the comparable 2015 period. Basis points amounts referred to below are equal to 0.01% as a percentage of sales.

•

Net sales increased 5.0% to $5.32 billion. Sales in same-stores decreased 0.1% due to a decline in customer traffic partially offset by an increase in average transaction amount. Average sales per square foot for all stores over the 52-week period ended October 28, 2016 was $225.

•

Gross profit, as a percentage of sales, was 29.8% in the 2016 period compared to 30.3% in the 2015 period, a decrease of 49 basis points, reflecting higher markdowns, partially offset by higher initial inventory markups, among other factors as discussed below.

•

SG&A expense, as a percentage of sales, was 22.5% in the 2016 period compared to 22.0% in the 2015 period, an increase of 48 basis points, reflecting increased retail labor and occupancy costs, in addition to lease termination and disaster-related expenses, among other factors discussed below.

•	Interest expense increased by $2.5 million to $23.9 million in the 2016 period due primarily to greater average debt outstanding and higher average interest rates as discussed below.

•

Net income was $235.3 million, or $0.84 per diluted share, in the 2016 period compared to net income of $253.3 million, or $0.86 per diluted share, in the 2015 period, with diluted earnings per share decreasing 2.3%. Diluted shares outstanding decreased by 11.6 million shares in the 2016 period primarily as a result of share repurchases under our share repurchase program.

Additional highlights for the 39-week period ended October 28, 2016 include:

•

Cash generated from operating activities was $1.12 billion for the 2016 period, compared to $809.1 million in the comparable 2015 period, an increase of 39.0%. At October 28, 2016, we had a cash balance of $200.2 million.

•	Total cash dividends of $212.2 million, or $0.75 per share, were paid during the 2016 period, compared to $195.2 million, or $0.66 per share, in the comparable 2015 period.

•	Inventory turnover was 4.6 times on a rolling four-quarter basis. On a per store basis, inventories at October 28, 2016 increased by 5.6% over the balances at October 30, 2015.

•	During the 2016 period, we opened 768 new stores, remodeled or relocated 861 stores and closed 46 stores, resulting in a store count of 13,205 as of October 28, 2016.

The above discussion is a summary only. Readers should refer to the detailed discussion of our operating results below for the full analysis of our financial performance in the current year period as compared with the prior year period.

Results of Operations

Accounting Periods. We utilize a 52-53 week fiscal year convention that ends on the Friday nearest to January 31. The following text contains references to years 2016 and 2015, which represent the 53-week fiscal year ending February 3, 2017 and the 52-week fiscal year ended January 29, 2016, respectively. References to the third quarter accounting periods for 2016 and 2015 contained herein refer to the 13-week accounting periods ended October 28, 2016 and October 30, 2015, respectively.

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

The following table contains results of operations data for the most recent 13-week and 39-week periods of 2016 and 2015, and the dollar and percentage variances among those periods:

	13 Weeks Ended		2016 vs. 2015		39 Weeks Ended		2016 vs. 2015
(dollars in millions, except per share	October 28,	October 30,	Amount	%	October 28,	October 30,	Amount	%
amounts)	2016	2015	Change	Change	2016	2015	Change	Change
Net sales by category:
Consumables	$4,137.7	$3,921.7	$216.1	5.5%	$12,293.4	$11,543.3	$750.1	6.5%
% of net sales	77.78%	77.40%			76.94%	76.54%
Seasonal	575.9	555.9	20.1	3.6	1,873.7	1,784.7	89.0	5.0
% of net sales	10.83%	10.97%			11.73%	11.83%
Home products	329.7	318.0	11.8	3.7	968.2	925.3	42.9	4.6
% of net sales	6.20%	6.28%			6.06%	6.14%
Apparel	276.7	271.6	5.1	1.9	842.1	828.4	13.7	1.7
% of net sales	5.20%	5.36%			5.27%	5.49%
Net sales	$5,320.0	$5,067.0	$253.0	5.0%	$15,977.4	$15,081.6	$895.7	5.9%
Cost of goods sold	3,732.5	3,530.1	202.4	5.7	11,095.5	10,457.8	637.7	6.1
% of net sales	70.16%	69.67%			69.44%	69.34%
Gross profit	1,587.5	1,537.0	50.5	3.3	4,881.9	4,623.8	258.1	5.6
% of net sales	29.84%	30.33%			30.56%	30.66%
Selling, general and administrative expenses	1,194.5	1,113.1	81.4	7.3	3,499.1	3,296.0	203.1	6.2
% of net sales	22.45%	21.97%			21.90%	21.85%
Operating profit	393.0	423.9	(30.9)	(7.3)	1,382.8	1,327.9	55.0	4.1
% of net sales	7.39%	8.37%			8.65%	8.80%
Interest expense	23.9	21.4	2.5	11.6	72.3	63.7	8.6	13.6
% of net sales	0.45%	0.42%			0.45%	0.42%
Other (income) expense	—	0.3	(0.3)	—	—	0.3	(0.3)	—
% of net sales	0.00%	0.01%			0.00%	0.00%
Income before income taxes	369.1	402.1	(33.0)	(8.2)	1,310.5	1,263.9	46.7	3.7
% of net sales	6.94%	7.94%			8.20%	8.38%
Income tax expense	133.8	148.8	(15.0)	(10.1)	473.6	475.0	(1.4)	(0.3)
% of net sales	2.52%	2.94%			2.96%	3.15%
Net income	$235.3	$253.3	$(18.0)	(7.1)%	$837.0	$788.9	$48.1	6.1%
% of net sales	4.42%	5.00%			5.24%	5.23%
Diluted earnings per share	$0.84	$0.86	$(0.02)	(2.3)%	$2.95	$2.65	$0.30	11.3%

13 WEEKS ENDED OCTOBER 28, 2016 AND OCTOBER 30, 2015

Net Sales. The net sales increase in the 2016 quarter reflects a same-store sales decrease of 0.1% compared to the 2015 quarter. Same-stores include stores that have been open for at least 13 months and remain open at the end of the reporting period. For the 2016 quarter, there were 12,203 same-stores which accounted for sales of $5.0 billion. The decrease in same-store sales reflects a decline in customer traffic due to the factors discussed above in the Executive Overview, partially offset by an increase in average transaction amount.  Same-store sales results reflect positive results in the consumables category, offset by negative results in our seasonal, apparel, and home products categories. We believe deflationary pressure resulted in lower prices on many items and negatively affected our sales for the quarter, along with other factors discussed above in the Executive Overview. The net sales increase was positively affected by sales from new stores, modestly offset by sales from closed stores.

Gross Profit. Gross profit increased by 3.3%, and was 29.8% in the 2016 quarter as a percentage of net sales, which represents a decrease of 49 basis points over the comparable 2015 period. Higher markdowns, primarily for inventory clearance and promotional activities, a greater proportion of sales of consumables, which have a lower gross profit rate than our other product categories, and an increased rate of inventory shrinkage all reduced the gross profit rate, and these factors were partially offset by higher initial markups on inventory purchases.

SG&A Expense. SG&A expense was 22.5% as a percentage of net sales in the 2016 quarter compared to 22.0% in the comparable 2015 period, increasing by 48 basis points. The 2016 quarter results reflect retail labor and occupancy costs which increased at a rate greater than the increase in net sales. In addition, we incurred charges of $13.0 million, or 25 basis points of net sales, in the 2016 period associated with the acquisition of the former Walmart Express store locations and related closure of existing stores, $11.0 million of which was for lease termination and other exit and disposal costs related to the transfer of operations to the newly purchased stores. In addition, we experienced a $7.7 million, or 14 basis points of net sales, increase in disaster-related expenses in the 2016 period over the comparable 2015 period, most of which were related to hurricanes that impacted our stores in the southern and eastern United States. Partially offsetting these items were reductions in administrative payroll costs, incentive compensation expenses and advertising costs. The 2015 period results reflect a charge of $6.1 million related to a corporate restructuring for severance-related benefits costs.

Interest Expense. Interest expense increased by $2.5 million to $23.9 million in the 2016 period reflecting an increase in average debt outstanding and higher average interest rates primarily due to the issuance of long-term debt, net of prepayments under our credit facility, in October 2015. See Liquidity and Capital Resources. Total outstanding debt (including the current portion of long-term obligations) as of October 28, 2016 was $3.17 billion.

Income Taxes. The effective income tax rate for the 2016 period was 36.2% compared to 37.0% for the 2015 period which represents a net decrease of 0.8 percentage points. The tax rate for the 2016 period was lower than for the 2015 period primarily due to the retroactive enactment in 2015 of federal jobs tax credits (principally the Work Opportunity Tax Credit or “WOTC”) for employees hired after December 31, 2014. While the Company eventually did benefit from the WOTC associated with employees hired in the 2015 period, the benefit could not be recognized in our financial statements until the federal laws authorizing the credits were retroactively reenacted in December 2015. WOTC benefits have been enacted through 2019.

39 WEEKS ENDED OCTOBER 28, 2016 AND OCTOBER 30, 2015

Net Sales. The net sales increase in the 2016 period reflects a same-store sales increase of 0.9% compared to the 2015 period. In the 2016 period, our 12,203 same-stores accounted for sales of $15.1 billion. An increase in average transaction amount was the primary contributor to the increase in same-store sales. The remainder of the net sales increase was attributable to new stores, modestly offset by sales from closed stores.

Gross Profit. For the 2016 period, gross profit increased by 5.6%, and as a percentage of net sales decreased by 10 basis points to 30.6% compared to the 2015 period. Higher markdowns, primarily for promotional activities and inventory clearance, a greater proportion of sales of consumables, which have a lower gross profit rate than our other product categories, and an increased rate of inventory shrinkage each reduced the gross profit rate, and were partially offset by higher initial markups on inventory purchases and lower transportation costs partially attributable to lower fuel rates.

SG&A Expense. SG&A expense increased by 5 basis points over the comparable 2015 period and was 21.9% of net sales in the 2016 period. The 2016 results reflect retail labor and occupancy costs which increased at a rate greater than the increase in net sales. As noted in the discussion of the 13-week periods above, we incurred lease termination and other expenses associated with the acquisition of former Walmart Express stores and the related relocations of stores from existing locations, and an increase in disaster-related expenses in the 2016 period. Partially offsetting these items were reductions in administrative payroll costs, incentive compensation expenses and advertising costs. The 2015 period results reflect a charge of $6.1 million related to a corporate restructuring for severance-related benefits costs.

Interest Expense. Interest expense increased by $8.6 million to $72.3 million in the 2016 period reflecting an increase in average debt outstanding and higher average interest rates primarily due to the issuance of long-term debt as discussed above.

Income Taxes. The effective income tax rate for the 2016 period was 36.1% compared to 37.6% for the 2015 period which represents a net decrease of 1.5 percentage points. The tax rate for the 2016 period was lower than for the 2015 period primarily due to the retroactive enactment in 2015 of federal jobs tax credits (principally the WOTC) for employees hired after December 31, 2014 as well as the 2016 early adoption of amendments to accounting guidance for share-based payment. While the Company eventually did benefit from the WOTC associated with employees hired in the 39-week period ended October 30, 2015, the benefit could not be recognized in our financial statements until the federal laws authorizing the credits were retroactively reenacted in December 2015. WOTC benefits have been enacted through 2019.

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

In October 2016, the FASB issued amendments to existing guidance related to accounting for intra-entity transfers of assets other than inventory. These amendments require an entity to recognize the income tax consequences of such transfers when the transfer occurs and affects our historical accounting for intra-entity transfers of certain intangible assets. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted subject to certain guidelines. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact that adoption of this guidance will have on our consolidated financial statements, but expect such adoption will result in an increase in deferred income tax liabilities and a decrease in retained earnings.

Liquidity and Capital Resources

We have a five-year $1.425 billion unsecured credit agreement (the “Facilities”), and we have outstanding $2.3 billion aggregate principal amount of senior notes. During the third quarter of 2016, we established a commercial paper program that may provide borrowing availability of up to $1.0 billion. At October 28, 2016, we had total outstanding debt (including the current portion of long-term obligations) of $3.17 billion, which includes balances under the Facilities, commercial paper and senior notes, all of which are described in greater detail below.

We believe our cash flow from operations and existing cash balances, combined with availability under the Facilities, the commercial paper program and access to the debt markets will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending and anticipated dividend payments for a period that includes the next twelve months as well as the next several years.  However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside of our control.  Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt, equity or other securities, the proceeds of which could provide additional liquidity for our operations.

For the remainder of fiscal 2016, we anticipate the combined potential borrowings under the Revolving Facility (as defined below) and the commercial paper program to be a maximum of approximately $700 million outstanding at any one time, including any anticipated borrowings to fund repurchases of common stock.

Facilities

The Facilities consist of a $425.0 million senior unsecured term loan facility (the “Term Facility”) and a $1.0 billion senior unsecured revolving credit facility (the “Revolving Facility”) which provides for the issuance of letters of credit up to $175.0 million. The Facilities are scheduled to mature on October 20, 2020.

Borrowings under the Facilities bear interest at a rate equal to an applicable interest rate margin plus, at our option, either (a) LIBOR or (b) a base rate (which is usually equal to the prime rate). The applicable interest rate margin for borrowings as of October 28, 2016 was 1.10% for LIBOR borrowings and 0.10% for base-rate borrowings. We must also pay a facility fee, payable on any used and unused commitment amounts of the Facilities, and customary fees on letters of credit issued under the Revolving Facility.  The applicable interest rate margins for borrowings, the facility fees and the letter of credit fees under the Facilities are subject to adjustment from time to time based on our long-term senior unsecured debt ratings. The weighted average all-in interest rate for borrowings under the Facilities was 1.6% as of October 28, 2016.

The Facilities can be voluntarily prepaid in whole or in part at any time without penalty. There is no required amortization under the Facilities. The Facilities contain a number of customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, our (including our subsidiaries) ability to: incur additional liens; sell all or substantially all of our assets; consummate certain fundamental changes or change in our lines of business; and incur additional subsidiary indebtedness. The Facilities also contain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and a maximum leverage ratio.  As of October 28, 2016, we were in compliance with all such covenants.  The Facilities also contain customary events of default.

As of October 28, 2016, under the Revolving Facility, we had no outstanding borrowings, outstanding letters of credit of $15.5 million, and borrowing availability of $984.5 million that, due to reserved borrowing availability related to the commercial paper program described below, could contribute incremental liquidity of $531.5 million at October 28, 2016. In addition, as of October 28, 2016 we had outstanding letters of credit of $33.6 million which were issued pursuant to separate agreements.

Commercial Paper

On August 1, 2016, we established a commercial paper program under which we may issue unsecured commercial paper notes (the “CP Notes”).  Under this program, we may issue the CP Notes from time to time in an aggregate amount not to exceed $1.0 billion outstanding at any time.  The CP Notes have maturities of up to 364 days from the date of issue and rank equal in right of payment with all of our other unsecured and unsubordinated indebtedness.  We have agreed to maintain available commitments under the Revolving Facility in an amount at least equal to the amount of CP Notes outstanding at any time.  We had $453.0 million of CP Notes outstanding at October 28, 2016 which were classified as long-term obligations in the consolidated balance sheet due to our intent and ability to refinance these obligations as long-term debt, at a weighted average borrowing rate of 0.7%.

Senior Notes

We have $500.0 million aggregate principal amount of 4.125% senior notes due 2017 (the “2017 Senior Notes”) which are scheduled to mature on July 15, 2017; $400.0 million aggregate principal amount of 1.875% senior notes due 2018 (the “2018 Senior Notes”), net of discount of $0.1 million, which are scheduled to mature on April 15, 2018; $900.0 million aggregate principal amount of 3.25% senior notes due 2023 (the “2023 Senior Notes”), net of discount of $1.6 million, which are scheduled to mature on April 15, 2023; and $500.0 million aggregate principal amount of 4.150% senior notes due 2025 (the “2025 Senior Notes”), net of discount of $0.7 million, which are scheduled to mature on November 1, 2025. Collectively, the 2017 Senior Notes, the 2018 Senior Notes, the 2023 Senior Notes and the 2025 Senior Notes comprise the “Senior Notes”, each of which were issued pursuant to an indenture as supplemented and amended by supplemental indentures relating to each series of Senior Notes (as so supplemented and amended, the “Senior Indenture”).  Interest on the 2017 Senior Notes is payable in cash on January 15 and July 15 of each year. Interest on the 2018 Senior Notes and the 2023 Senior Notes is payable in cash on April 15 and October 15 of each year. Interest on the 2025 Senior Notes is payable in cash on May 1 and November 1 of each year. We expect to refinance the 2017 Senior Notes prior to their maturity utilizing proceeds from the issuance of additional senior notes, revolver borrowings or commercial paper.

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

Current Financial Condition / Recent Developments

Our inventory balance represented approximately 55% of our total assets exclusive of goodwill and other intangible assets as of October 28, 2016. Our ability to effectively manage our inventory balances can have a significant impact on our cash flows from operations during a given fiscal year. Inventory purchases are often somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise. Efficient management of our inventory has been and continues to be an area of focus for us.

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

Unless otherwise noted, all references to the “2016 period” and the “2015 period” in the discussion of “Cash flows from operating activities,” “Cash flows from investing activities,” and “Cash flows from financing activities” below refer to the 39-week periods ended October 28, 2016 and October 30, 2015, respectively.

Cash flows from operating activities.   Cash flows from operating activities were $1.12 billion in the 2016 period, which represents a $315.3 million increase over the 2015 period. Changes in merchandise inventories resulted in a $405.5 million decrease in the 2016 period as compared to a $317.3 million decrease in the 2015 period. Changes in accounts payable resulted in a $439.3 million increase in the 2016 period compared to a $75.9 million increase in the 2015 period, due primarily to the timing of receipts and payments which was impacted by increases in payment terms. The increase in net income was due primarily to greater net sales and operating profit in the 2016 period as described in more detail above under “Results of Operations.”

On an ongoing basis, we closely monitor and manage our inventory balances, and they may fluctuate from period to period based on new store openings, the timing of purchases, and other factors. Merchandise inventories increased 13% in the 2016 period compared to an 11% increase in the 2015 period.  In the 2016 period compared to the 2015 period, changes in inventory balances in our four inventory categories were as follows: the consumables category increased by 16% compared to a 15% increase; the seasonal category increased by 10% compared to an 11% increase; the home products category increased by 23% compared to a 15% increase; and apparel decreased by 5% compared to a 7% decrease. The increase in inventory was concentrated in our year-round planogram inventory as opposed to seasonally related items. Factors impacting the changes in inventory include our efforts to improve our in-stock position of core products, levels of inventory shrinkage, the timing of receipts, and sales performance.

Cash flows from investing activities. Significant components of property and equipment purchases in the 2016 period included the following approximate amounts: $136 million for distribution and transportation-related capital expenditures; $116 million for improvements, upgrades, remodels and relocations of existing stores; $92 million related to new leased stores, primarily for leasehold improvements, fixtures and equipment; $38 million for stores purchased or built by us and $18 million for information systems upgrades and technology-related projects. The timing of new, remodeled and relocated store openings along with other factors may affect the relationship between such openings and the related property and equipment purchases in any given period. During the 2016 period, we opened 768 new stores and remodeled or relocated 861 stores.

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

Cash flows from financing activities. Net (repayments) borrowings under the Revolving Facility during the 2016 and 2015 periods were $(251.0) million and $388.0 million, respectively. We had net commercial paper borrowings in the 2016 period of $453.0 million. We repaid $500.0 million of the Term Facility in the 2015 period. During the 2016 and 2015 periods, we repurchased 8.2 million and 13.4 million shares of our common stock at a total cost of $679.4 million and $1.0 billion, respectively. Also during the 2016 and 2015 periods, we paid cash dividends of $212.2 million and $195.2 million, respectively.

Share Repurchase Program

On August 24, 2016, our Board of Directors authorized a $1.0 billion increase to our existing common stock repurchase program.  Following such increase, our common stock repurchase program had a total remaining authorization of approximately $1.2 billion at October 28, 2016. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. The authorization has no expiration date and may be increased or terminated from time to time at the discretion of our Board of Directors. For more information about our share repurchase program, see Note 8 to the condensed consolidated financial statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

ITEM 4.CONTROLS AND PROCEDURES.

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

(b) Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

The information contained in Note 6 to the unaudited condensed consolidated financial statements under the heading “Legal proceedings” contained in Part I, Item 1 of this report is incorporated herein by this reference.

ITEM 1A.RISK FACTORS.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information regarding purchases of our common stock made during the quarter ended October 28, 2016 by or on behalf of Dollar General or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that May
	Total Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs(a)	or Programs(a)
07/30/16-08/31/16	1,650,647	$81.73	1,650,647	$1,334,390,000
09/01/16-09/30/16	1,088,052	$71.69	1,088,052	$1,256,387,000
10/01/16-10/28/16	175,400	$68.41	175,400	$1,244,387,000
Total	2,914,099	$77.18	2,914,099	$1,244,387,000

(a)

A $500 million share repurchase program was publicly announced on September 5, 2012, and increases in the authorization under such program were announced on March 25, 2013 ($500 million increase), December 5, 2013 ($1.0 billion increase), March 12, 2015 ($1.0 billion increase), December 3, 2015 ($1.0 billion increase) and August 25, 2016 ($1.0 billion increase). Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market and other conditions. This repurchase authorization has no expiration date.

ITEM 6.EXHIBITS.

See the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We include “forward-looking statements” within the meaning of the federal securities laws throughout this report, particularly under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, and “Note 6. Commitments and Contingencies” included in Part I, Item 1, among others. You can identify these statements because they are not limited to historical fact or they use words such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “objective,” “goal,” “opportunity,” “intend,” “could,” “can,” “would,” “committed,” “likely to,” “scheduled to,” “predict,” “seek,” “ensure,” “subject to,” or “continue,” and similar expressions that concern our strategy, plans, initiatives, intentions or beliefs about future occurrences or results. For example, statements relating to estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; plans and objectives for, and expectations regarding, future operations, economic and competitive market conditions, growth or initiatives, including the number of planned store openings, remodels and relocations and store square footage growth, progress of labor investment initiatives, progress of merchandising initiatives including customer segmentation and shrink management, trends in sales of consumable and non-consumable products, results of the investment in our personnel and the levels of future costs and expenses; potential future stock repurchases and cash dividends; anticipated borrowing under certain of our credit facilities; the potential impact of regulatory changes and our responses thereto; and the expected outcome or effect of pending or threatened litigation or audits are forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that may change at any time, so our actual results may differ materially from those that we expected. We derive many of these statements from our operating budgets and forecasts, which are based on many detailed assumptions that we believe are reasonable. However, it is very difficult to predict the effect of known factors, and we cannot anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from the expectations expressed in our forward-looking statements include, without limitation:

•

economic conditions, including their effect on employment levels, consumer demand, customer traffic, disposable income, credit availability and spending patterns, inflation, deflation, commodity prices, fuel prices, interest rates, exchange rate fluctuations and the cost of goods;

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

•

ability to attract and retain qualified employees, while controlling labor costs (including effects of regulatory changes related to overtime exemption under the Fair Labor Standards Act if implemented) and other labor issues;

•	our loss of key personnel, inability to hire additional qualified personnel or disruption of executive management as a result of retirements or transitions;

•	failure to successfully manage inventory balances;

•	seasonality of our business;

•	incurrence of material uninsured losses, excessive insurance costs or accident costs;

•	failure to maintain the security of information that we hold, whether as a result of a data security breach or otherwise;

•	deterioration in market conditions, including market disruptions, limited liquidity and interest rate fluctuations, or a lowering of our credit ratings;

•	new accounting guidance, or changes in the interpretation or application of existing guidance, such as changes to lease accounting guidance, revenue recognition and intra-company transfers;

•	factors disclosed under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended January 29, 2016; and

•	factors disclosed elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves) and other factors.

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

DOLLAR GENERAL CORPORATION

Date:	December 1, 2016	By:	/s/ John W. Garratt
John W. Garratt
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

10.1	Amended and Restated Dollar General Corporation Annual Incentive Plan (adopted November 30, 2016)

10.2	Dollar General Corporation Amended and Restated 2007 Stock Incentive Plan (adopted November 30, 2016)

15	Letter re unaudited interim financial information

31	Certifications of CEO and CFO under Exchange Act Rule 13a-14(a)

32	Certifications of CEO and CFO under 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document